Form 10-Q
period 2007-03-31
KEYCORP /NEW/
filed 2007-05-10
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
Large accelerated filer  ☑               Accelerated filer  ☐               Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	392,296,191 Shares

(Title of class)	(Outstanding at April 30, 2007)

KEYCORP

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
dollars in millions	2007	2006	2006
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$2,052	$2,264	$2,486
Short-term investments	2,084	1,407	1,974
Securities available for sale	7,789	7,827	7,086
Investment securities (fair value: $38, $42 and $47)	38	41	46
Other investments	1,466	1,352	1,370
Loans, net of unearned income of $2,186, $2,136 and $2,187	65,711	65,826	66,980
Less: Allowance for loan losses	944	944	966

Net loans	64,767	64,882	66,014
Loans held for sale	4,175	3,637	3,631
Premises and equipment	590	595	564
Operating lease assets	1,074	1,124	969
Goodwill	1,202	1,202	1,355
Other intangible assets	115	120	120
Corporate-owned life insurance	2,805	2,782	2,711
Derivative assets	1,132	1,091	947
Accrued income and other assets	3,930	4,013	4,118

Total assets	$93,219	$92,337	$93,391

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$23,317	$24,340	$25,271
Savings deposits	1,654	1,642	1,850
Certificates of deposit ($100,000 or more)	6,094	5,941	5,411
Other time deposits	12,086	11,956	11,364

Total interest-bearing	43,151	43,879	43,896
Noninterest-bearing	13,473	13,553	12,748
Deposits in foreign office — interest-bearing	3,149	1,684	2,758

Total deposits	59,773	59,116	59,402
Federal funds purchased and securities sold under repurchase agreements	5,770	3,643	3,511
Bank notes and other short-term borrowings	1,108	1,192	2,508
Derivative liabilities	870	922	1,048
Accrued expense and other liabilities	4,918	5,228	5,252
Long-term debt	13,061	14,533	14,032

Total liabilities	85,500	84,634	85,753

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,614	1,602	1,535
Retained earnings	8,528	8,377	8,031
Treasury stock, at cost (97,405,506, 92,735,595 and 86,615,413 shares)	(2,801)	(2,584)	(2,299)
Accumulated other comprehensive loss	(114)	(184)	(121)

Total shareholders’ equity	7,719	7,703	7,638

Total liabilities and shareholders’ equity	$93,219	$92,337	$93,391

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
dollars in millions, except per share amounts	2007	2006

INTEREST INCOME
Loans	$1,161	$1,060
Loans held for sale	75	68
Investment securities	1	—
Securities available for sale	100	83
Short-term investments	18	15
Other investments	13	25

Total interest income	1,368	1,251

INTEREST EXPENSE
Deposits	433	330
Federal funds purchased and securities sold under repurchase agreements	49	20
Bank notes and other short-term borrowings	11	24
Long-term debt	196	183

Total interest expense	689	557

NET INTEREST INCOME	679	694
Provision for loan losses	44	39

Net interest income after provision for loan losses	635	655

NONINTEREST INCOME
Trust and investment services income	125	135
Service charges on deposit accounts	75	72
Investment banking and capital markets income	44	60
Operating lease income	64	52
Letter of credit and loan fees	38	40
Corporate-owned life insurance income	25	25
Electronic banking fees	24	24
Net gains from loan securitizations and sales	9	10
Net securities gains (losses)	(47)	1
Gain on sale of McDonald Investments branch network	171	—
Other income	126	62

Total noninterest income	654	481

NONINTEREST EXPENSE
Personnel	428	400
Net occupancy	63	61
Computer processing	51	56
Operating lease expense	52	41
Professional fees	26	33
Equipment	25	26
Marketing	19	15
Other expense	120	120

Total noninterest expense	784	752

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	505	384
Income taxes	147	110

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	358	274
(Loss) income from discontinued operations, net of taxes of ($5) and $6, respectively (see Note 3)	(8)	10

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	350	284
Cumulative effect of accounting change, net of taxes (see Note 1)	—	5

NET INCOME	$350	$289

Per common share:
Income from continuing operations before cumulative effect of accounting change	$.90	$.67
Income before cumulative effect of accounting change	.88	.70
Net income	.88	.71
Per common share — assuming dilution:
Income from continuing operations before cumulative effect of accounting change	$.89	$.66
Income before cumulative effect of accounting change	.87	.69
Net income	.87	.70
Cash dividends declared per common share	$.365	$.345
Weighted-average common shares outstanding (000)	397,875	407,386
Weighted-average common shares and potential common shares outstanding (000)	403,478	413,140

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Oustanding (000)	Shares	Surplus	Earnings	at Cost	Loss	Income

BALANCE AT DECEMBER 31, 2005	406,624	$492	$1,534	$7,882	$(2,204)	$(106)
Net income				289			$289
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($15) [a]						(24)	(24)
Net unrealized gains on derivative financial instruments, net of income taxes of $5						9	9

Total comprehensive income							$274

Cash dividends declared on common shares ($.345 per share)				(140)
Issuance of common shares for stock options and other employee benefit plans	4,649		1		121
Repurchase of common shares	(6,000)				(216)

BALANCE AT MARCH 31, 2006	405,273	$492	$1,535	$8,031	$(2,299)	$(121)

BALANCE AT DECEMBER 31, 2006	399,153	$492	$1,602	$8,377	$(2,584)	$(184)
Cumulative effect of adopting FSP 13-2, net of income taxes of ($2) (see Note 1)				(52)
Cumulative effect of adopting FIN 48, net of income taxes of ($1) (see Note 1)				(1)

BALANCE AT JANUARY 1, 2007				8,324
Net income				350			$350
Other comprehensive income:
Net unrealized gains on securities available for sale, net of income taxes of $32 [a]						52	52
Net unrealized gains on derivative financial instruments, net of income taxes of $7						11	11
Foreign currency translation adjustments						2	2
Net pension and postretirement benefit costs, net of income taxes						5	5

Total comprehensive income							$420

Deferred compensation			2	(1)
Cash dividends declared on common shares ($.365 per share)				(145)
Issuance of common shares for stock options and other employee benefit plans	3,330		10		91
Repurchase of common shares	(8,000)				(308)

BALANCE AT MARCH 31, 2007	394,483	$492	$1,614	$8,528	$(2,801)	$(114)

(a)	Net of reclassification adjustments.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
in millions	2007	2006

OPERATING ACTIVITIES
Net income	$350	$289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	44	39
Depreciation and amortization expense	105	94
Net securities (gains) losses	47	(1)
Gain from sale of McDonald Investments branch network	(171)	—
Loss from sale of discontinued operations	2	—
Net (gains) losses from principal investing	(29)	3
Net gains from loan securitizations and sales	(9)	(10)
Deferred income taxes	(54)	4
Net increase in loans held for sale	(538)	(250)
Net (increase) decrease in trading account assets	241	(84)
Other operating activities, net	(315)	(21)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(327)	63
INVESTING ACTIVITIES
Proceeds from sale of McDonald Investments branch network, net of retention payments	199	—
Net increase in other short-term investments	(918)	(298)
Purchases of securities available for sale	(3,431)	(895)
Proceeds from sales of securities available for sale	2,406	34
Proceeds from prepayments and maturities of securities available for sale	1,100	1,010
Proceeds from prepayments and maturities of investment securities	3	46
Purchases of other investments	(219)	(142)
Proceeds from sales of other investments	107	42
Proceeds from prepayments and maturities of other investments	36	77
Net increase in loans, excluding acquisitions, sales and transfers	(62)	(642)
Purchases of loans	(22)	(55)
Proceeds from loan securitizations and sales	120	155
Purchases of premises and equipment	(23)	(14)
Proceeds from sales of premises and equipment	1	1
Proceeds from sales of other real estate owned	29	8

NET CASH USED IN INVESTING ACTIVITIES	(674)	(673)
FINANCING ACTIVITIES
Net increase in deposits	654	643
Net increase (decrease) in short-term borrowings	2,043	(596)
Net proceeds from issuance of long-term debt	13	566
Payments on long-term debt	(1,556)	(389)
Purchases of treasury shares	(308)	(216)
Net proceeds from issuance of common stock	79	107
Tax benefits in excess of recognized compensation cost for stock-based awards	9	13
Cash dividends paid	(145)	(140)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	789	(12)

NET DECREASE IN CASH AND DUE FROM BANKS	(212)	(622)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	2,264	3,108

CASH AND DUE FROM BANKS AT END OF PERIOD	$2,052	$2,486

Additional disclosures relative to cash flows:
Interest paid	$750	$682
Income taxes paid (refunded)	15	(40)
Noncash items:
Loans transferred to other real estate owned	$16	$6

See Notes to Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The unaudited condensed consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
As used in these Notes, KeyCorp refers solely to the parent company and Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.
The consolidated financial statements include any voting rights entity in which Key has a controlling financial interest. In accordance with Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” a variable interest entity (“VIE”) is consolidated if Key has a variable interest in the entity and is exposed to the majority of its expected losses and/or residual returns (i.e., Key is considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 8 (“Variable Interest Entities”) on page 20 for information on Key’s involvement with VIEs.
Management uses the equity method to account for unconsolidated investments in voting rights entities or VIEs in which Key has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not a controlling interest). Unconsolidated investments in voting rights entities or VIEs in which Key has a voting or economic interest of less than 20% generally are carried at cost. Investments held by KeyCorp’s registered broker/dealer and investment company subsidiaries (primarily principal investments) are carried at estimated fair value.
Qualifying special purpose entities (“SPEs”), including securitization trusts, established by Key under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not consolidated. Information on SFAS No. 140 is included in Note 1 (“Summary of Significant Accounting Policies”) of Key’s 2006 Annual Report to Shareholders under the heading “Loan Securitizations” on page 69.
Management believes that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Some previously reported results have been reclassified to conform to current reporting practices.
The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in Key’s 2006 Annual Report to Shareholders.
Servicing Assets
Key’s servicing assets, which totaled $289 million at March 31, 2007, $282 million at December 31, 2006, and $264 million at March 31, 2006, are included in “accrued income and other assets” on the balance sheet. Key services both mortgage and education loans. Of the $289 million of servicing assets at March 31, 2007, $257 million relates to mortgage loan servicing, and $32 million relates to education loan servicing.
Effective January 1, 2007, Key adopted SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” which requires that newly purchased or retained servicing assets and liabilities be initially measured at fair value, if practicable. SFAS No. 156 also requires the subsequent remeasurement of servicing assets and liabilities at each reporting date using one of two methods: amortization over the servicing period or measurement at fair value.

When no ready market value such as quoted market prices or prices based on sales or purchases of similar assets is available to determine the fair value of servicing assets, the fair value is determined by estimating the present value of future cash flows associated with servicing the loans. The estimate is based on a number of assumptions, including the cost of servicing, discount rate, prepayment rate and default rate.
Key has elected to subsequently remeasure servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income and is recorded in “other income” on the income statement.
In accordance with SFAS No. 140, the initial fair value of servicing assets purchased or retained prior to January 1, 2007, was determined by allocating the amount of the assets sold or securitized to the retained interests and the assets sold based on their relative fair values at the date of transfer. These servicing assets are reported at the lower of amortized cost or fair value.
Servicing assets are evaluated quarterly for possible impairment by classifying the assets based on the types of loans serviced and their associated interest rates, and estimating the fair value of each class. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced through a charge to income in the amount of such excess. There was no servicing asset impairment in the three-month periods ended March 31, 2007 or 2006. Additional information pertaining to servicing assets is included in Note 7 (“Mortgage Servicing Assets”) on page 19.
Stock-Based Compensation
Effective January 1, 2006, Key adopted SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123. SFAS 123R requires stock-based compensation to be measured using the fair value method of accounting, with the measured cost to be recognized over the period during which the recipient is required to provide service in exchange for the award. SFAS No. 123R also changes the manner of accounting for forfeited stock-based awards. Under the new standard, companies are no longer permitted to account for forfeitures as they occur. Instead, companies that had been using this alternative method of accounting for forfeitures must now estimate expected forfeitures at the date the awards are granted and record compensation expense only for those that are expected to vest. As of the effective date, companies had to estimate expected forfeitures and reduce their related compensation obligation for expense previously recognized in the financial statements. The after-tax amount of this reduction is presented on the income statement as a cumulative effect of a change in accounting principle. Key’s cumulative after-tax adjustment increased first quarter 2006 earnings by $5 million, or $.01 per diluted common share.
Accounting Pronouncements Adopted in 2007
Accounting for uncertain tax positions. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining the minimum threshold that a tax position must meet in order for the associated tax benefit to be recognized in a company’s financial statements. It also provides guidance on measurement and derecognition of tax benefits, and requires expanded disclosures. The interpretation became effective for fiscal years beginning after December 15, 2006 (effective January 1, 2007, for Key). Adoption of this guidance did not have a material impact on Key’s financial condition or results of operations. Additional information relating to this interpretation is included in Note 12 (“Income Taxes”), which begins on page 23.
Accounting for leveraged leases. In July 2006, the FASB issued Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which provides additional guidance on the application of SFAS No. 13, “Accounting for Leases.” This guidance affects when earnings from leveraged lease transactions will be recognized when there are changes or projected changes in the timing of cash flows, including changes due to or expected to be due to settlements of tax matters. Previously, leveraged lease transactions were required to be recalculated only when a change in the total cash flows occurred. This guidance became effective for fiscal years beginning after December 15, 2006 (effective January 1, 2007, for Key).

Adoption of this guidance resulted in a cumulative after-tax charge of $52 million to Key’s retained earnings. Future earnings are expected to increase over the remaining term of the affected leases by a similar amount.
Accounting for servicing of financial assets. As discussed under the heading “Servicing Assets” on page 7, effective January 1, 2007, Key adopted SFAS No. 156, which requires that servicing assets and liabilities be initially measured at fair value, if practicable. SFAS No. 156 also requires the subsequent remeasurement of servicing assets and liabilities at each reporting date using one of two methods: amortization over the servicing period or measurement at fair value. Adoption of this guidance did not have a material effect on Key’s financial condition or results of operations. Additional information related to SFAS No. 156 is included in Note 7.
Accounting for certain hybrid financial instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” A hybrid financial instrument is one in which a derivative is embedded in another financial instrument. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require the financial instrument and derivative to be separated. This guidance eliminates the prohibition on a qualifying SPE from holding certain derivative financial instruments. SFAS No. 155 became effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006 (effective January 1, 2007, for Key). Adoption of this guidance did not have a material effect on Key’s financial condition or results of operations.
Accounting Pronouncements Pending Adoption
Fair value option for financial assets and financial liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This guidance provides an option to selectively report financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for Key). Management is evaluating whether this fair value option will be used for any of Key’s financial assets or liabilities, and the resulting effect on Key’s financial condition or results of operations.
Fair value measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for Key). Management is evaluating the potential effect this guidance may have on Key’s financial condition or results of operations.
Employers’ accounting for defined benefit pension and other postretirement plans. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Except for the measurement requirement, Key adopted this accounting guidance as of December 31, 2006. Additional information regarding the adoption of SFAS No. 158 is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Accounting Pronouncements Adopted in 2006” on page 72 of Key’s 2006 Annual Report to Shareholders. The requirement to measure plan assets and benefit obligations as of the end of an employer’s fiscal year is effective for years ending after December 15, 2008 (December 31, 2008, for Key). Adoption of this guidance is not expected to have a material effect on Key’s financial condition or results of operations.

2. Earnings per Common Share
Key’s basic and diluted earnings per common share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2007	2006

EARNINGS
Income from continuing operations before cumulative effect of accounting change	$358	$274
Income (loss) from discontinued operations, net of taxes	(8)	10
Income before cumulative effect of accounting change	350	284
Net income	350	289

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	397,875	407,386
Effect of dilutive common stock options and other stock awards (000)	5,603	5,754

Weighted-average common shares and potential common shares outstanding (000)	403,478	413,140

EARNINGS PER COMMON SHARE
Income per common share from continuing operations before cumulative effect of accounting change	$.90	$.67
Income (loss) per common share from discontinued operations	(.02)	.02
Income per common share before cumulative effect of accounting change	.88	.70
Net income per common share	.88	.71

Income per common share from continuing operations before cumulative effect of accounting change — assuming dilution	$.89	$.66
Income (loss) per common share from discontinued operations — assuming dilution	(.02)	.02
Income per common share before cumulative effect of accounting change — assuming dilution	.87	.69
Net income per common share — assuming dilution	.87	.70

3. Acquisition and Divestitures
The acquisition and divestitures completed by Key during 2006 and the first three months of 2007 are summarized below.
Acquisition
Austin Capital Management, Ltd.
On April 1, 2006, Key acquired Austin Capital Management, Ltd., an investment firm headquartered in Austin, Texas with approximately $900 million in assets under management at the date of acquisition. Austin specializes in selecting and managing hedge fund investments for its principally institutional customer base. The terms of the acquisition were not material.
Divestitures
Champion Mortgage
On February 28, 2007, Key sold the Champion Mortgage loan origination platform to an affiliate of Fortress Investment Group LLC, a global alternative investment and asset management firm, for cash proceeds of $.5 million.
On November 29, 2006, Key sold the nonprime mortgage loan portfolio held by the Champion Mortgage finance business to a wholly-owned subsidiary of HSBC Finance Corporation for cash proceeds of $2.5 billion. The loan portfolio totaled $2.5 billion at the date of sale.

As a result of these actions, Key has applied discontinued operations accounting to this business for all periods presented in this report. The results of the discontinued Champion Mortgage finance business are presented on one line as “(loss) income from discontinued operations, net of taxes” in the Consolidated Statements of Income on page 4. The components of (loss) income from discontinued operations are as follows:

	Three months ended March 31,
in millions	2007	2006

(Loss) income, net of taxes of ($3) and $6, respectively [a]	$(4)	$10
Loss on disposal, net of taxes of ($1)	(1)	—
Disposal transaction costs, net of taxes of ($1)	(3)	—

(Loss) income from discontinued operations	$(8)	$10

(a)	Includes after-tax charges of $.6 million and $17 million for the three-month periods ended March 31, 2007 and 2006, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support Champion’s operations.
The discontinued assets and liabilities of Champion Mortgage included in the Consolidated Balance Sheets on page 3 are as follows:

	March 31,	December 31,	March 31,
in millions	2007	2006	2006

Cash and due from banks	—	—	$1
Loans	$10	$10	2,478
Loans held for sale	—	179	—
Accrued income and other assets	3	22	231

Total assets	$13	$211	$2,710

Deposits	$1	$88	$21
Accrued expense and other liabilities	14	17	6

Total liabilities	$15	$105	$27

McDonald Investments branch network
On February 9, 2007, McDonald Investments Inc., a wholly-owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets, to UBS Financial Services Inc., a subsidiary of UBS AG. Key received cash proceeds of $219 million, which may be subject to further adjustment under the terms of the sales agreement. As a result of the sale, Key recorded a gain of $171 million ($107 million after tax, $.26 per diluted common share). Key has retained the corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KeyBank National Association (“KBNA”), KeyCorp’s subsidiary bank, will continue the Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed its registered broker/dealer through which its corporate and institutional investment banking and securities businesses operate. The new name is KeyBanc Capital Markets Inc.

4. Line of Business Results
Community Banking
Regional Banking provides individuals with branch-based deposit and investment products, personal finance services and loans, including residential mortgages, home equity and various types of installment loans. This line of business also provides small businesses with deposit, investment and credit products, and business advisory services.
Regional Banking also offers financial, estate and retirement planning, and asset management services to assist high-net-worth clients with their banking, trust, portfolio management, insurance, charitable giving and related needs.
Commercial Banking provides midsize businesses with products and services that include commercial lending, cash management, equipment leasing, investment and employee benefit programs, succession planning, access to capital markets, derivatives and foreign exchange.
National Banking
Real Estate Capital provides construction and interim lending, permanent debt placements and servicing, and equity and investment banking services to developers, brokers and owner-investors. This line of business deals exclusively with nonowner-occupied properties (i.e., generally properties in which at least 50% of the debt service is provided by rental income from nonaffiliated third parties).
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
Consumer Finance includes Indirect Lending, Commercial Floor Plan Lending, Home Equity Services and Business Services.
Indirect Lending offers loans to consumers through dealers. This business unit also provides federal and private education loans to students and their parents, and processes payments on loans that private schools make to parents.
Commercial Floor Plan Lending finances inventory for automobile and marine dealers.
Home Equity Services works with home improvement contractors to provide home equity and home improvement financing solutions.
Business Services provides payroll processing solutions for businesses of all sizes .
Other Segments
Other Segments consist of Corporate Treasury and Key’s Principal Investing unit.

Reconciling Items
Total assets included under “Reconciling Items” primarily represent the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling Items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations.
The table that spans pages 14 and 15 shows selected financial data for each major business group for the three-month periods ended March 31, 2007 and 2006. This table is accompanied by supplementary information for each of the lines of business that make up these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles (“GAAP”) guide financial accounting, but there is no authoritative guidance for “management accounting”—the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. According to Key’s policies:
♦	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is charged to the lines of business based on the total loan and deposit balances of each line.

♦	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line actually uses the services.

♦	Key’s consolidated provision for loan losses is allocated among the lines of business primarily based on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The level of the consolidated provision is based on the methodology that management uses to estimate Key’s consolidated allowance for loan losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 69 of Key’s 2006 Annual Report to Shareholders.

♦	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.5%.

♦	Capital is assigned based on management’s assessment of economic risk factors (primarily credit, operating and market risk) directly attributable to each line.
Developing and applying the methodologies that management uses to allocate items among Key’s lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key’s organizational structure.
Effective January 1, 2007, Key reorganized the following business units within its lines of business:
♦	The Mortgage Services unit, previously included under the Consumer Finance line of business within the National Banking group, has been moved to the Regional Banking line of business within the Community Banking group.

♦	In light of the Champion divestiture, the National Home Equity unit, previously included under the Consumer Finance line of business within the National Banking group, has been eliminated and replaced by the remaining Home Equity Services unit.

♦	Business Services has been added as a unit under the Consumer Finance line of business within the National Banking group.

Three months ended March 31,	Community Banking		National Banking
dollars in millions	2007	2006	2007	2006

SUMMARY OF OPERATIONS
Net interest income (TE)	$418	$429	$341	$347
Noninterest income	382	221	264	237

Total revenue (TE) [a]	800	650	605	584
Provision for loan losses	14	29	30	10
Depreciation and amortization expense	36	37	69	57
Other noninterest expense	433	419	245	243

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change (TE)	317	165	261	274
Allocated income taxes and TE adjustments	119	62	98	103

Income (loss) from continuing operations before cumulative effect of accounting change	198	103	163	171
Income (loss) from discontinued operations, net of taxes	___	___	(8)	10

Income (loss) before cumulative effect of accounting change	198	103	155	181
Cumulative effect of accounting change, net of taxes	___	___	___	___

Net income (loss)	$198	$103	$155	$181

Percent of consolidated income from continuing operations	55%	38%	46%	62%
Percent of total segments income from continuing operations	56	38	46	62

AVERAGE BALANCES [b]
Loans and leases	$26,426	$26,765	$38,869	$37,046
Total assets [a]	29,240	29,817	48,480	46,786
Deposits	46,581	45,830	11,231	9,952

OTHER FINANCIAL DATA
Net loan charge-offs	$19	$28	$25	$11
Return on average allocated equity [b]	32.66%	16.67%	16.44%	18.20%
Return on average allocated equity	32.66	16.67	15.63	18.07
Average full-time equivalent employees	8,619	8,628	4,219	4,231

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by Key’s major business groups are located in the United States.

(b)	From continuing operations.
TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful
Supplementary information (Community Banking lines of business)

Three months ended March 31,	Regional Banking		Commercial Banking
dollars in millions	2007	2006	2007	2006

Total revenue (TE)	$707	$554	$93	$96
Provision for loan losses	18	22	(4)	7
Noninterest expense	420	407	49	49
Net income	168	78	30	25
Average loans and leases	18,445	18,817	7,981	7,948
Average deposits	43,006	42,246	3,575	3,584
Net loan charge-offs	18	22	1	6
Return on average allocated equity	39.29%	17.90%	16.78%	13.72%
Average full-time equivalent employees	8,296	8,318	323	310

Supplementary information (National Banking lines of business)

Three months ended March 31,	Real Estate Capital		Equipment Finance		Institutional and Capital Markets		Consumer Finance
dollars in millions	2007	2006	2007	2006	2007	2006	2007	2006

Total revenue (TE)	$167	$156	$134	$124	$183	$209	$121	$95
Provision for loan losses	1	2	13	3	___	(5)	16	10
Noninterest expense	72	64	86	73	115	117	41	46
Income from continuing operations	59	56	22	30	42	60	40	25
Net income	59	56	22	30	42	60	32	35
Average loans and leases [a]	12,755	12,467	10,479	9,569	7,436	7,832	8,199	7,178
Average loans held for sale [a]	1,145	577	4	8	140	112	2,628	2,986
Average deposits [a]	4,297	3,214	13	15	6,491	6,249	430	474
Net loan charge-offs (recoveries)	1	2	13	3	1	(4)	10	10
Return on average allocated equity [a]	19.28%	19.33%	10.09%	14.57%	14.36%	21.48%	22.82%	15.20%
Return on average allocated equity	19.28	19.33	10.09	14.57	14.36	21.48	18.25	15.43
Average full-time equivalent employees	971	981	952	935	1,350	1,294	946	1,021

(a)	From continuing operations.
TE = Taxable Equivalent

Other Segments		Total Segments		Reconciling Items		Key
2007	2006	2007	2006	2007	2006	2007	2006

$(27)	$(30)	$732	$746	$(32)	$(24)	$700	$722
7	23	653	481	1	—	654	481

(20)	(7)	1,385	1,227	(31)	(24)	1,354	1,203
—	—	44	39	—	—	44	39
—	—	105	94	—	—	105	94
10	8	688	670	(9)	(12)	679	658

(30)	(15)	548	424	(22)	(12)	526	412
(21)	(15)	196	150	(28)	(12)	168	138

(9)	—	352	274	6	—	358	274
—	—	(8)	10	—	—	(8)	10

(9)	—	344	284	6	—	350	284
—	—	—	—	—	5	—	5

$(9)	—	$344	$284	$6	$5	$350	$289

(3)%	—	98%	100%	2%	—	100%	100%
(2)	—	100	100	N/A	N/A	N/A	N/A

$279	$324	$65,574	$64,135	$95	$85	$65,669	$64,220
12,290	11,469	90,010	88,072	2,086	2,171	92,096	90,243
2,148	2,073	59,960	57,855	(198)	(180)	59,762	57,675

—	—	$44	$39	—	—	$44	$39
N/M	N/M	20.59%	16.48%	N/M	N/M	19.06%	14.67%
N/M	N/M	20.12	16.46	N/M	N/M	18.63	15.48
43	40	12,881	12,899	6,920	6,795	19,801	19,694

5. Securities
Key classifies each security held into one of four categories: trading, available for sale, investment or other investments.
Trading account securities. These are debt and equity securities that Key purchases and holds with the intent of selling them in the near term. Trading account securities are reported at fair value ($671 million at March 31, 2007, $912 million at December 31, 2006, and $934 million at March 31, 2006) and are included in “short-term investments” on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in “investment banking and capital markets income” on the income statement.
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
Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represent the majority of other investments. These securities include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately-held companies and are carried at fair value ($916 million at March 31, 2007, $830 million at December 31, 2006, and $836 million at March 31, 2006). Changes in estimated fair values, and actual gains and losses on sales of principal investments, are included in “other income” on the income statement.
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
The amortized cost, unrealized gains and losses, and approximate fair value of Key’s securities available for sale and investment securities are presented in the following tables. Gross unrealized gains and losses are represented by the difference between the amortized cost and the fair values of securities on the balance sheet as of the dates indicated. Accordingly, the amount of these gains and losses may change in the future as market conditions improve or worsen.

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$13	—	—	$13
States and political subdivisions	12	$1	—	13
Collateralized mortgage obligations	6,519	29	$43	6,505
Other mortgage-backed securities	889	5	3	891
Retained interests in securitizations	146	53	—	199
Other securities	157	11	—	168

Total securities available for sale	$7,736	$99	$46	$7,789

INVESTMENT SECURITIES
States and political subdivisions	$18	—	—	$18
Other securities	20	—	—	20

Total investment securities	$38	—	—	$38

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$94	—	—	$94
States and political subdivisions	14	$1	—	15
Collateralized mortgage obligations	7,098	13	$110	7,001
Other mortgage-backed securities	336	2	4	334
Retained interests in securitizations	151	57	—	208
Other securities	165	10	—	175

Total securities available for sale	$7,858	$83	$114	$7,827

INVESTMENT SECURITIES
States and political subdivisions	$20	$1	—	$21
Other securities	21	—	—	21

Total investment securities	$41	$1	—	$42

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$78	—	—	$78
States and political subdivisions	17	—	—	17
Collateralized mortgage obligations	6,611	$3	$194	6,420
Other mortgage-backed securities	217	3	4	216
Retained interests in securitizations	119	63	—	182
Other securities	162	11	—	173

Total securities available for sale	$7,204	$80	$198	$7,086

INVESTMENT SECURITIES
States and political subdivisions	$33	$1	—	$34
Other securities	13	—	—	13

Total investment securities	$46	$1	—	$47

6. Loans and Loans Held for Sale
Key’s loans by category are summarized as follows:

	March 31,	December 31,	March 31,
in millions	2007	2006	2006

Commercial, financial and agricultural	$21,476	$21,412	$21,681
Commercial real estate:
Commercial mortgage	8,519	8,426	8,145
Construction	8,355	8,209	7,507

Total commercial real estate loans	16,874	16,635	15,652
Commercial lease financing	10,036	10,259	9,668

Total commercial loans	48,386	48,306	47,001
Real estate — residential mortgage	1,440	1,442	1,435
Home equity [a]	10,669	10,826	13,429
Consumer — direct	1,375	1,536	1,691
Consumer — indirect:
Marine	3,203	3,077	2,804
Other	638	639	620

Total consumer — indirect loans	3,841	3,716	3,424

Total consumer loans	17,325	17,520	19,979

Total loans	$65,711	$65,826	$66,980

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2006 Annual Report to Shareholders.
(a)	On August 1, 2006, Key transferred $2.5 billion of home equity loans from the loan portfolio to loans held for sale in connection with an expected sale of the Champion Mortgage finance business.
Key’s loans held for sale by category are summarized as follows:

	March 31,	December 31,	March 31,
in millions	2007	2006	2006

Commercial, financial and agricultural	$68	$47	$189
Real estate — commercial mortgage	1,224	946	411
Real estate — construction	163	36	62
Commercial lease financing	1	3	4
Real estate — residential mortgage	26	21	14
Home equity	___	180	1
Education	2,681	2,390	2,930
Automobile	12	14	20

Total loans held for sale	$4,175	$3,637	$3,631

Changes in the allowance for loan losses are summarized as follows:

	Three months ended
	March 31,
in millions	2007	2006

Balance at beginning of period	$944	$966
Charge-offs	(64)	(65)
Recoveries	20	26

Net loans charged off	(44)	(39)
Provision for loan losses from continuing operations	44	39

Balance at end of period	$944	$966

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended
	March 31,
in millions	2007	2006

Balance at beginning of period	$53	$59
Credit for losses on lending-related commitments	(8)	___

Balance at end of period [a]	$45	$59

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.
7. Mortgage Servicing Assets
Key originates and periodically sells commercial real estate loans which it continues to service for the buyers. Key may also purchase the right to service commercial real estate loans for other lenders. Changes in the carrying amount of mortgage servicing assets are summarized as follows:

	Three months ended
	March 31,
in millions	2007	2006

Balance at beginning of period	$247	$248
Servicing retained from loan sales	13	2
Purchases	15	4
Amortization	(18)	(15)

Balance at end of period	$257	$239

Fair value at beginning of period	$332	$301
Fair value at end of period	336	293

The fair value of mortgage servicing assets is estimated by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. Primary economic assumptions used to measure the fair value of Key’s mortgage servicing assets at March 31, 2007 and 2006, are as follows:

♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00%; and

♦	residual cash flows discount rate of 8.50% to 15.00%.
Changes in these assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. A 1.00% increase in the assumed default rate of commercial real estate loans at March 31, 2007, would cause an $8 million decrease in the fair value of Key’s mortgage servicing assets.
Contractual servicing fees, including late fees and ancillary fees, are recorded in “other income” on the income statement. Contractual fee income from servicing commercial mortgage loans totaled $16 million and $18 million for the three-month periods ended March 31, 2007 and 2006, respectively.
Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Basis of Presentation”) under the heading “Servicing Assets” on page 7.

8. Variable Interest Entities
A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of certain criteria specified in Revised Interpretation No. 46. This interpretation requires a VIE to be consolidated by the party that is exposed to a majority of the VIE’s expected losses and/or residual returns (i.e., the primary beneficiary).
Key’s VIEs, including those consolidated and those in which Key holds a significant interest, are summarized below. Key defines a “significant interest” in a VIE as a subordinated interest that exposes Key to a significant portion, but not the majority, of the VIE’s expected losses or residual returns.

	Consolidated VIEs	Unconsolidated VIEs
			Maximum
in millions	Total Assets	Total Assets	Exposure to Loss

March 31, 2007
Commercial paper conduit	$152	N/A	N/A
Low-income housing tax credit (“LIHTC”) funds	309	$186	—
LIHTC investments	N/A	793	$241

N/A = Not Applicable
The noncontrolling interests associated with the consolidated LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. Key currently accounts for these interests as minority interests and adjusts the financial statements each period for the investors’ share of the funds’ profits and losses. At March 31, 2007, the settlement value of these noncontrolling interests was estimated to be between $335 million and $396 million, while the recorded value, including reserves, totaled $317 million.
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
Additional information pertaining to Revised Interpretation No. 46 and the activities of the specific VIEs with which Key is involved is provided in Note 8 (“Loan Securitizations, Servicing and Variable Interest Entities”) of Key’s 2006 Annual Report to Shareholders under the heading “Variable Interest Entities” on page 84.

9. Nonperforming Assets and Past Due Loans
Impaired loans totaled $110 million at March 31, 2007, compared to $95 million at December 31, 2006, and $122 million at March 31, 2006. Impaired loans averaged $102 million for the first quarter of 2007 and $113 million for the first quarter of 2006.
Key’s nonperforming assets and past due loans are as follows:

	March 31,		December 31,	March 31,
in millions	2007		2006	2006

Impaired loans	$110		$95	$122
Other nonaccrual loans [a]	144		120	173

Total nonperforming loans	254		215	295

Nonperforming loans held for sale	3		3	2

Other real estate owned (“OREO”)	42		57	21
Allowance for OREO losses	(2)		(3)	(1)

OREO, net of allowance	40		54	20

Other nonperforming assets	56	[b]	1	3

Total nonperforming assets	$353		$273	$320

Impaired loans with a specifically allocated allowance	$46		$34	$18
Specifically allocated allowance for impaired loans	22		14	8

Accruing loans past due 90 days or more	$146		$120	$107
Accruing loans past due 30 through 89 days	626		644	498

(a)	On August 1, 2006, Key transferred approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with an expected sale of the Champion Mortgage finance business.

(b)	Primarily one investment of approximately $51 million held by the Private Equity unit within Key’s Real Estate Capital line of business.
At March 31, 2007, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
Management evaluates the collectibility of Key’s loans as described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 69 of Key’s 2006 Annual Report to Shareholders.

10. Capital Securities Issued by Unconsolidated Subsidiaries
KeyCorp owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities. The trusts used the proceeds from the issuance of their capital securities and common securities to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the capital securities.
The capital securities provide an attractive source of funds; they constitute Tier 1 capital for regulatory reporting purposes, but have the same tax advantages as debt for federal income tax purposes. During the first quarter of 2005, the Federal Reserve Board adopted a rule that allows bank holding companies to continue to treat capital securities as Tier 1 capital, but imposed stricter quantitative limits that take effect after a five-year transition period ending March 31, 2009. Management believes the new rule will not have any material effect on Key’s financial condition.
KeyCorp unconditionally guarantees the following payments or distributions on behalf of the trusts:
♦	required distributions on the capital securities;

♦	the redemption price when a capital security is redeemed; and

♦	amounts due if a trust is liquidated or terminated.
During the first three months of 2007, the business trusts did not repurchase any capital securities or related debentures.
The capital securities, common securities and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount [a]	Securities	Net of Discount [b]	Debentures [c]	Debentures

March 31, 2007
KeyCorp Capital I	$197	$8	$205	6.100%	2028
KeyCorp Capital II	173	8	165	6.875	2029
KeyCorp Capital III	219	8	197	7.750	2029
KeyCorp Capital V	164	5	180	5.875	2033
KeyCorp Capital VI	73	2	77	6.125	2033
KeyCorp Capital VII	226	8	258	5.700	2035
KeyCorp Capital VIII	255	—	250	7.000	2066
KeyCorp Capital IX	497	—	500	6.750	2066

Total	$1,804	$39	$1,832	6.611%	—

December 31, 2006	$1,804	$39	$1,832	6.613%	—

March 31, 2006	$1,567	$54	$1,597	6.856%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Included in certain capital securities at March 31, 2007, December 31, 2006, and March 31, 2006, are basis adjustments of $11 million, $11 million, and $24 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2006 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V), December 15, 2008 (for debentures owned by Capital VI), June 15, 2011 (for debentures owned by Capital VIII), and December 15, 2011 (for debentures owned by Capital IX); and, (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by Capital I, Capital V, Capital VI, Capital VII, Capital VIII or Capital IX are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp.

(c)	The interest rates for Capital II, Capital III, Capital V, Capital VI, Capital VII, Capital VIII and Capital IX are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at March 31, 2007, December 31, 2006, and March 31, 2006, are weighted-average rates.

11. Employee Benefits
Pension Plans
Net pension cost for all funded and unfunded plans includes the following components:

	Three months ended
	March 31,
in millions	2007	2006

Service cost of benefits earned	$14	$12
Interest cost on projected benefit obligation	15	14
Expected return on plan assets	(22)	(22)
Amortization of prior service benefit	—	—
Amortization of losses	8	7

Net pension cost	15	11
Curtailment gain	(3)	—

Total pension cost	$12	$11

Other Postretirement Benefit Plans
Key sponsors a contributory postretirement healthcare plan that covers substantially all active and retired employees hired before 2001 who meet certain eligibility criteria. Retirees’ contributions are adjusted annually to reflect certain cost-sharing provisions and benefit limitations. Key also sponsors life insurance plans covering certain grandfathered employees. These plans are principally noncontributory. Separate Voluntary Employee Beneficiary Association trusts are used to fund the healthcare plan and one of the life insurance plans.
Net postretirement benefit cost for all funded and unfunded plans includes the following components:

	Three months ended
	March 31,
in millions	2007	2006

Service cost of benefits earned	$1	$1
Interest cost on accumulated postretirement benefit obligation	1	2
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation	—	1
Amortization of losses	—	1

Net postretirement benefit cost	$1	$4

12. Income Taxes
Lease Financing Transactions
In the ordinary course of business, Key’s equipment finance business unit (“KEF”) enters into various types of lease financing transactions. Between 1996 and 2004, KEF entered into three types of lease financing transactions with both foreign and domestic customers (primarily municipal authorities) for terms ranging from ten to fifty years. Lease in, Lease out (“LILO”) transactions are leveraged leasing transactions in which KEF leases property from an unrelated third party and then leases the property back to that party. The transaction is similar to a sale-leaseback, except that the property is leased by KEF, rather than purchased. Qualified Technological Equipment Leases (“QTEs”) and Service Contract Leases are even more like sale-leaseback transactions, as KEF is considered to be the purchaser of the equipment for tax purposes. LILO and Service Contract Lease transactions involve commuter rail equipment, public utility facilities, and commercial aircraft. QTE transactions involve sophisticated high technology hardware and related software, such as telecommunications equipment. Like other forms of leasing transactions, LILO transactions generate income tax deductions for Key from net rental expense associated with the leased property, interest expense on nonrecourse debt incurred to fund the transaction, and transaction costs. QTE and Service Contract Lease transactions generate rental income, as well as deductions from the depreciation of the property, interest expense on nonrecourse debt incurred to fund the transaction, and transaction costs.
Prior to 2004, LILO, QTE and Service Contract Leases were prevalent in the financial services industry and in certain other industries. The tax treatment that Key applied was based on applicable statutes, regulations, and judicial authority. Subsequently, the Internal Revenue Service (“IRS”) has challenged the tax treatment of these transactions by a number of bank holding companies and other corporations.
The IRS has completed audits of Key’s income tax returns for the 1995 through 2000 tax years and has disallowed all deductions taken in those tax years that relate to LILOs, QTEs and Service Contract Leases. Key appealed the examination results for the tax years 1995 through 1997, which pertained to LILOs only, to the Appeals Division of the IRS. During the fourth quarter of 2005, discussions with the Appeals Division were discontinued without a resolution. In April 2006, Key received a final assessment from the IRS, consisting of taxes, interest and penalties, disallowing all LILO deductions taken in those tax years. Key paid the assessment and filed a refund claim for the total amount. Key has also filed an appeal with the Appeals Division of the IRS with regard to the proposed disallowance of the LILO, QTE and Service Contract Lease deductions taken in the 1998 through 2000 tax years. In addition, the IRS is currently conducting audits of Key’s income tax returns for the 2001 through 2003 tax years, and Key expects that the IRS will disallow all similar deductions taken by Key in those tax years.
Management continues to believe that its treatment of these LILO, QTE and Service Contract Lease transactions is appropriate and in compliance with applicable tax law and regulations. Key intends to vigorously pursue the IRS appeals process and litigation alternatives. In addition, in connection with one Service Contract Lease transaction entered into by AWG Leasing Trust (“AWG Leasing”), in which Key is a partner, the IRS completed its audit for the 1998 through 2003 tax years, disallowed all deductions related to the transaction for those years, and assessed penalties. In March 2007, Key filed a lawsuit in the United States District Court for the Northern District of Ohio (captioned AWG Leasing Trust, KSP Investments, Inc., as Tax Matters Partner v. United States of America, and referred to herein as the “AWG Leasing Litigation”) claiming that the disallowance of the deductions and assessment of penalties were erroneous.
Key believes its tax position is correct and well-supported by applicable statutes, regulations and judicial authority, but tax litigation is inherently uncertain. Consequently, Key cannot predict the outcome of the AWG Leasing Litigation or its other disputes with the IRS related to its LILO, QTE or Service Contract Lease transactions. If Key were not to prevail in these efforts, in addition to the accrued tax amounts of approximately $1.7 billion reflected on Key’s balance sheet as deferred taxes as of March 31, 2007, that could be due to the IRS, Key would owe interest on any taxes and possibly penalties. The interest rates on these amounts would currently range from 8% to 10%, and the aggregate interest amount would vary based upon the then applicable interest rates as well as the length of time any tax assessments remain outstanding. No reserves have been established for any such interest or penalties. An adverse outcome in these disputes could have a material adverse effect on Key’s results of operations and a potentially substantial impact on its capital.

Tax-Related Accounting Pronouncements Adopted in 2007
Accounting for leveraged leases. In July 2006, the FASB issued Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which provides additional guidance on the application of SFAS No. 13, “Accounting for Leases.” This guidance affects when earnings from leveraged lease transactions will be recognized when there are changes or projected changes in the timing of cash flows, including changes due to or expected to be due to settlements of tax matters. Previously, leveraged lease transactions were required to be recalculated only when a change in the total cash flows occurred. Key adopted this guidance on January 1, 2007, and recorded a cumulative after-tax charge of $52 million to retained earnings related to the LILO transactions. Future earnings are expected to increase over the remaining term of the affected leases by a similar amount.
Accounting for uncertain tax positions. In July 2006, the FASB also issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining the minimum threshold that a tax position must meet in order for the associated tax benefit to be recognized in a company’s financial statements. In accordance with this guidance, a company may recognize a benefit if management concludes that the tax position, based solely on its technical merits, is “more likely than not” to be sustained upon examination. If such a conclusion is reached, then the tax benefit is measured as the largest amount of such benefit that is greater than 50% likely to be realized upon ultimate settlement. This interpretation also provides guidance on measurement and derecognition of tax benefits, and requires expanded disclosures.
Key adopted FASB Interpretation No. 48 on January 1, 2007, which resulted in an immaterial increase in Key’s liability for unrecognized tax benefits and was accounted for as a reduction to retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007, was $27 million which, if recognized, would impact the effective tax rate. There were no material changes to this amount during the quarter, and management does not expect any material changes to the amount over the next twelve months.
As permitted under FASB Interpretation No. 48, Key continues to recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the three-month period ended March 31, 2007, Key recognized $.8 million of interest. At March 31, 2007, Key had a $16 million liability for accrued interest payable on the balance sheet.
Key files income tax returns in the United States federal jurisdiction, as well as various state and foreign jurisdictions. With the exception of the California and New York jurisdictions, Key is not subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities for years prior to 2001. Income tax returns filed in California and New York are subject to examination beginning with the years 1995 and 2000, respectively. As previously discussed, the audits of the 1998 through 2000 federal income tax returns are currently on appeal to the Appeals Division of the IRS. In addition, the IRS is currently conducting audits of Key’s income tax returns for the 2001 through 2003 tax years. These audits are expected to be completed by the end of 2007. The outcomes of these open examinations could impact the recognition of benefits related to Key’s tax positions.

13. Contingent Liabilities and Guarantees
Legal Proceedings
Residual value insurance litigation. Key has previously reported on its on-going litigation with Swiss Reinsurance America Corporation (“Swiss Re”) in the United States Federal District Court in Ohio relating to insurance coverage of the residual value of certain automobile leases through Key Bank USA (the “Residual Value Litigation”).
As previously reported, on February 13, 2007, Key and Swiss Re entered into an agreement to settle the Residual Value Litigation, subject to certain conditions. On February 16, 2007, the conditions to settlement were satisfied. Under the settlement agreement, Swiss Re agreed to pay Key $279 million in two installments: $50 million, which was paid on March 15, 2007, and $229 million on June 29, 2007. As a result of the settlement, during the first quarter of 2007, Key recorded a one-time gain of $26 million ($17 million after tax, or $.04 per diluted common share), representing the difference between the proceeds received and the receivable recorded on Key’s balance sheet.
Tax disputes. In the ordinary course of business, Key enters into certain transactions that have tax consequences. On occasion, the IRS may challenge a particular tax position taken by Key. The IRS has completed audits of Key’s income tax returns for the 1995 through 2000 tax years and has disallowed all deductions taken in those tax years that relate to certain lease financing transactions. Further information on these matters and on the potential implications to Key is included in Note 12 (“Income Taxes”) under the heading “Lease Financing Transactions” on page 23.
Other litigation. In the ordinary course of business, Key is subject to other legal actions that involve claims for substantial monetary relief. Based on information presently known to management, management believes there are no such legal actions to which KeyCorp or any of its subsidiaries is a party, or involving any of their properties, that, individually or in the aggregate, could reasonably be expected to have a material adverse effect on Key’s financial condition.
Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at March 31, 2007. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 71 of Key’s 2006 Annual Report to Shareholders.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial guarantees:
Standby letters of credit	$13,198	$33
Credit enhancement for asset-backed commercial paper conduit	28	—
Recourse agreement with FNMA	606	8
Return guarantee agreement with LIHTC investors	396	44
Default guarantees	11	1
Written interest rate caps [a]	90	6

Total	$14,329	$92

(a)	At March 31, 2007, the weighted-average interest rate on written interest rate caps was 5.1%, and the weighted-average strike rate was 5.6%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.

Standby letters of credit. These instruments, issued on behalf of clients, obligate Key to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Many of Key’s lines of business issue standby letters of credit to address clients’ financing needs. Any amounts drawn under standby letters of credit are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At March 31, 2007, Key’s standby letters of credit had a remaining weighted-average life of approximately 2.1 years, with remaining actual lives ranging from less than one year to as many as twelve years.
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
At March 31, 2007, Key’s maximum potential funding requirement under the credit enhancement facility totaled $28 million, but there were no drawdowns under the facility during the quarter. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Management periodically evaluates Key’s commitment to provide credit enhancement to the conduit.
Recourse agreement with Federal National Mortgage Association. KBNA participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan KBNA sells to FNMA. Accordingly, KBNA maintains a reserve for such potential losses in an amount estimated by management to approximate the fair value of KBNA’s liability. At March 31, 2007, the outstanding commercial mortgage loans in this program had a remaining weighted-average term of 8.1 years, and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $1.9 billion. The maximum potential amount of undiscounted future payments that may be required under this program is generally equal to one-third of the principal balance of loans outstanding at March 31, 2007. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.
Return guarantee agreement with LIHTC investors. Key Affordable Housing Corporation (“KAHC”), a subsidiary of KBNA, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return that is based on the financial performance of the property and the property’s confirmed LIHTC status throughout a fifteen-year compliance period. If KAHC defaults on its obligation to provide the guaranteed return, Key is obligated to make any necessary payments to investors. In October 2003, management elected to discontinue new partnerships under this program.
No recourse or collateral is available to offset Key’s guarantee obligation other than the underlying income stream from the properties. These guarantees have expiration dates that extend through 2018. Key meets its obligations pertaining to the guaranteed returns generally by distributing tax credits and deductions associated with the specific properties.
As shown in the table on page 26, KAHC maintained a reserve in the amount of $44 million at March 31, 2007, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with Interpretation No. 45, the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized in the liability recorded.

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
Written interest rate caps. In the ordinary course of business, Key “writes” interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At March 31, 2007, these caps had a weighted-average life of approximately 2.3 years.
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
Significant liquidity facilities that support asset-backed commercial paper conduits. Key provides liquidity facilities to various asset-backed commercial paper conduits. These facilities obligate Key to provide funding in the event of a disruption in credit markets or other factors that preclude the issuance of commercial paper by the conduits. Key’s commitments to provide liquidity are periodically evaluated by management. One of these liquidity facilities obligates Key through December 8, 2007, to provide funding of up to $900 million to a commercial paper conduit that is consolidated in accordance with Key’s consolidation policy described in Note 1 (“Basis of Presentation”), which begins on page 7. The amount available to be drawn, which is based on the amount of current commitments to borrowers, was $150 million at March 31, 2007, but there were no drawdowns under this committed facility at that date. Additional information pertaining to this conduit is included in this note under the heading “Guarantees” on page 26 and in Note 8 (“Loan Securitizations, Servicing and Variable Interest Entities”) of Key’s 2006 Annual Report to Shareholders under the heading “Consolidated VIEs” on page 84.
Key also provides liquidity facilities to several third-party commercial paper conduits. These liquidity facilities, which expire at various dates through October 30, 2009, obligate Key to provide funding of up to $562 million in total, with individual facilities ranging from $10 million to $100 million. The amounts available to be drawn, which are based on the amount of current commitments to borrowers, totaled $559 million at March 31, 2007, but there were no drawdowns under these committed facilities at that date.
Indemnifications provided in the ordinary course of business. Key provides certain indemnifications primarily through representations and warranties in contracts that are entered into in the ordinary course of business in connection with loan sales and other ongoing activities, as well as in connection with purchases and sales of businesses. Amounts paid, if any, with respect to these indemnifications have not had a significant effect on Key’s financial condition or results of operations in the past.
Intercompany guarantees. KeyCorp and certain other Key affiliates are parties to various guarantees that facilitate the ongoing business activities of other Key affiliates. These business activities encompass debt issuance, certain lease and insurance obligations, investments and securities, and certain leasing transactions involving clients.

14. Derivatives and Hedging Activities
Key, mainly through its subsidiary bank, KBNA, is party to various derivative instruments that are used for asset and liability management, credit risk management and trading purposes. The primary derivatives that Key uses are interest rate swaps, caps and futures, and foreign exchange forward contracts. Generally, these instruments help Key manage exposure to market risk, mitigate the credit risk inherent in the loan portfolio and meet client financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors.
At March 31, 2007, Key had $315 million of derivative assets and $100 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives totaled $817 million and $770 million, respectively. Derivative assets and liabilities are recorded at fair value on the balance sheet.
Counterparty Credit Risk
The following table summarizes the fair value of Key’s derivative assets by type. These assets represent Key’s exposure to potential loss, as described below, before taking into account the effects of master netting arrangements and other means used to mitigate risk.

	March 31,	December 31,	March 31,
in millions	2007	2006	2006

Interest rate	$659	$697	$727
Credit	45	43	40
Foreign exchange	359	321	133
Equity	44	45	47
Energy	25	29	—

Total	$1,132	$1,135	$947

Like other financial instruments, derivatives contain an element of “credit risk”— the possibility that Key will incur a loss because a counterparty, which may be a bank or a broker/dealer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. To mitigate credit risk when managing asset, liability and trading positions, Key deals exclusively with counterparties that have high credit ratings.
Key uses two additional means to manage exposure to credit risk on derivative contracts. First, Key generally enters into bilateral collateral and master netting arrangements. These agreements provide for the net settlement of all contracts with a single counterparty in the event of default. Second, Key’s Credit Administration department monitors credit risk exposure to the counterparty on each contract to determine appropriate limits on Key’s total credit exposure and decide whether to demand collateral. If Key determines that collateral is required, it is generally collected immediately. Key generally holds collateral in the form of cash and highly rated Treasury and agency-issued securities.
At March 31, 2007, Key was party to derivative contracts with 52 different counterparties. These derivatives include interest rate swaps and caps, credit derivatives, energy derivatives and foreign exchange contracts. Among these were contracts entered into to offset the risk of client exposure. Key had aggregate exposure of $345 million on these instruments to 24 of the 52 counterparties. However, at March 31, 2007, Key held approximately $184 million in pooled collateral to mitigate that exposure, resulting in net exposure of $161 million. The largest exposure to an individual counterparty was approximately $119 million, which Key secured with approximately $94 million in collateral.

Asset and Liability Management
Key uses a fair value hedging strategy to manage its exposure to interest rate risk and a cash flow hedging strategy to reduce the potential adverse impact of interest rate increases on future interest expense. For more information about these asset and liability management strategies, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2006 Annual Report to Shareholders.
The change in “accumulated other comprehensive loss” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2007	of Losses to	March 31,
in millions	2006	Hedging Activity	Net Income	2007

Accumulated other comprehensive loss resulting from cash flow hedges	$(19)	$9	$2	$(8)

Key reclassifies gains and losses from “accumulated other comprehensive loss” to earnings when a hedged item causes Key to pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell or securitize commercial real estate loans. Key expects to reclassify an estimated $7 million of net gains on derivative instruments from “accumulated other comprehensive loss” to earnings during the next twelve months.
Credit Risk Management
Key uses credit derivatives — primarily credit default swaps — to mitigate credit risk by transferring a portion of the risk associated with the underlying extension of credit to a third party. These instruments are also used to manage portfolio concentration and correlation risks. At March 31, 2007, the notional amount of credit default swaps purchased by Key was $1.1 billion. Key also provides credit protection to other lenders through the sale of credit default swaps. These transactions may generate fee income and can diversify overall exposure to credit loss. At March 31, 2007, the notional amount of credit default swaps sold by Key was $25 million.
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
The fair values of these trading portfolio items are included in “derivative assets” or “derivative liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $11 million at March 31, 2007, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2006 Annual Report to Shareholders.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of March 31, 2007 and 2006, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods then ended. These financial statements are the responsibility of Key’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 23, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Cleveland, Ohio
May 4, 2007

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the first three months of 2007 and 2006. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When reading this discussion, also refer to the consolidated financial statements and related notes that appear on pages 3 through 30. A description of Key’s business is included under the heading “Description of Business” on page 18 of Key’s 2006 Annual Report to Shareholders. This description does not reflect the reorganization within some of Key’s lines of business that took effect January 1, 2007. For a current description of Key’s lines of business, see Note 4 (“Line of Business Results”), which begins on page 12.
Terminology
This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset to provide a better understanding of the discussion that follows.
♦	KeyCorp refers solely to the parent holding company.

♦	KBNA refers to KeyCorp’s subsidiary bank, KeyBank National Association.

♦	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

♦	In November 2006, Key sold the nonprime mortgage loan portfolio held by the Champion Mortgage finance business, and announced a separate agreement to sell Champion’s loan origination platform. As a result of these actions, Key has accounted for this business as a discontinued operation. We use the phrase continuing operations in this document to mean all of Key’s business other than Champion. Key completed the sale of Champion’s origination platform in February 2007.

♦	Key engages in capital markets activities. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	All earnings per share data included in this discussion are presented on a diluted basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options and other stock awards. Some of the financial information tables also include basic earnings per share, which takes into account only common shares outstanding.

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. A more detailed explanation of total and Tier 1 capital and how they are calculated is presented in the section entitled “Capital,” which begins on page 55.
Long-term goals
Key’s long-term financial goals are to achieve an annual return on average equity in the range of 16% to 18% and to grow earnings per common share at an annual rate of 8% to 10%. The strategy for achieving these goals is described under the heading “Corporate Strategy” on page 20 of Key’s 2006 Annual Report to Shareholders.

Key from time-to-time uses capital that exceeds internal guidelines and minimum regulatory requirements to repurchase common shares in the open market or through privately-negotiated transactions. As a result of such repurchases, Key’s weighted-average fully-diluted common shares decreased to 403.5 million shares for the first three months of 2007 from 413.1 million shares for the same period last year. Reducing the share count can foster both earnings per share growth and improved returns on average equity, but Key’s share repurchase activity was not significant enough to cause a material effect on either of these profitability measures in either the current or prior year periods.
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
Forward-looking statements express management’s current expectations, forecasts of future events or long-term goals and, by their nature, are subject to assumptions, risks and uncertainties. Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including the following factors:
♦	Interest rates could change more quickly or more significantly than management expects, which may have an adverse effect on Key’s financial results.

♦	Trade, monetary and fiscal policies of various governmental bodies may affect the economic environment in which Key operates, as well as its financial condition and results of operations.

♦	Adversity in general economic conditions, or in the condition of the local economies or industries in which Key has significant operations or assets, could, among other things, materially impact credit quality trends and Key’s ability to generate loans.

♦	Increased competitive pressure among financial services companies may adversely affect Key’s ability to market its products and services.

♦	It could take Key longer than anticipated to implement strategic initiatives designed to grow revenue or manage expenses; Key may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

♦	Acquisitions and dispositions of assets, business units or affiliates could adversely affect Key in ways that management has not anticipated.

♦	Key may experience operational or risk management failures due to technological or other factors.

♦	Key may continue to become subject to heightened regulatory practices, requirements or expectations.

♦	Key may become subject to new legal obligations or liabilities, or the unfavorable resolution of pending litigation may have an adverse effect on its financial results.

♦	Changes in the stock markets, public debt markets and other capital markets could adversely affect Key’s ability to raise capital or other funding for liquidity and business purposes, as well as its revenues from client-based underwriting, investment banking and other capital markets businesses.

♦	Terrorist activities or military actions could disrupt the economy and the general business climate, which may have an adverse effect on Key’s financial results or condition and that of its borrowers.

♦	Key may become subject to new accounting, tax or regulatory practices or requirements.

Critical accounting policies and estimates
Key’s business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies in many areas. These choices are important; not only are they necessary to comply with U.S. generally accepted accounting principles (“GAAP”), they also reflect management’s view of the most appropriate manner in which to record and report Key’s overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”), which begins on page 67 of Key’s 2006 Annual Report to Shareholders, should be reviewed for a greater understanding of how Key’s financial performance is recorded and reported.
In management’s opinion, some accounting policies are more likely than others to have a significant effect on Key’s financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance, or require management to exercise judgment, and to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate.
Key relies heavily on the use of judgment, assumptions and estimates in a number of important areas, including accounting for the allowance for loan losses; loan securitizations; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; principal investments; goodwill; and pension and other postretirement obligations. A brief discussion of each of these areas appears on pages 20 through 22 of Key’s 2006 Annual Report to Shareholders.
During the first quarter of 2007, there were no significant changes in the manner in which Key’s critical accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new critical accounting policies were adopted.
Highlights of Key’s Performance
Financial performance
Key’s first quarter 2007 income from continuing operations was $358 million, or $.89 per diluted common share. This compares to income from continuing operations – before the cumulative effect of an accounting change – of $274 million, or $.66 per share, for the first quarter of 2006 and income from continuing operations of $311 million, or $.76 per share, for the fourth quarter of 2006.
Net income totaled $350 million, or $.87 per diluted common share, for the first quarter of 2007, compared to net income of $289 million, or $.70 per share, for the first quarter of 2006 and $146 million, or $.36 per share, for the fourth quarter of 2006.
Figure 1 shows Key’s continuing and discontinued operating results and related performance ratios for the three-month periods ended March 31, 2007, December 31, 2006, and March 31, 2006. Key’s financial performance for each of the past five quarters is summarized in Figure 3 on page 37.

Figure 1. Results of Operations

dollars in millions, except per share amounts	1Q07	4Q06		1Q06

SUMMARY OF OPERATIONS
Income from continuing operations before cumulative effect of accounting change	$358	$311		$274
Income (loss) from discontinued operations, net of taxes	(8)	(165	) [a]	10
Cumulative effect of accounting change, net of taxes	—	—		5

Net income	$350	$146		$289

PER COMMON SHARE — ASSUMING DILUTION [b]
Income from continuing operations before cumulative effect of accounting change	$.89	$.76		$.66
Income (loss) from discontinued operations	(.02)	(.40	) [a]	.02
Cumulative effect of accounting change	—	—		.01

Net income	$.87	$.36		$.70

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	1.58%	1.33%		1.23%
Return on average equity	19.06	15.63		14.67
From consolidated operations:
Return on average total assets	1.54%	.61%		1.26%
Return on average equity	18.63	7.34		15.48

(a)	Includes a $170 million, or $.42 per share, write-off of goodwill associated with Key’s 1997 acquisition of Champion, and a net after-tax credit of $5 million, or $.01 per share, from the net gain on sale of the Champion Mortgage loan portfolio and disposal transaction costs.

(b)	Earnings per share may not foot due to rounding.
Key’s results for the first quarter of 2007 were affected by strategic actions taken to improve its business mix and to reposition the balance sheet. During the first quarter, Key completed the previously announced sales of the McDonald Investments branch network and the Champion Mortgage loan origination platform. Both transactions are consistent with Key’s strategy of focusing on core relationship businesses and exiting those areas in which it does not have either the scale or opportunity to build profitable client relationships.
During the first quarter, Key also repositioned the securities portfolio in response to changing market conditions. Management expects this change to enhance Key’s future financial performance, particularly in the event of a decline in interest rates. For more detailed information regarding the repositioning and composition of the securities portfolio, see the section entitled “Securities,” which begins on page 53.
Also, as previously disclosed, Key reached a favorable settlement with regard to the automobile residual value insurance litigation.
The effect of the above actions on Key’s income from continuing operations for the first quarter of 2007 is shown in Figure 2.
Figure 2. First Quarter 2007 Adjusted Results

	Pre-tax	After-tax	EPS
in millions, except per share data	Amount	Amount	Impact

INCOME FROM CONTINUING OPERATIONS	$505	$358	$.89
McDonald Investments branch network [a]	(159)	(99)	(.25)
Litigation settlement gain — automobile residual value insurance	(26)	(17)	(.04)
Loss from repositioning of securities portfolio	49	31	.08

ADJUSTED EARNINGS	$369	$273	$.68

(a)	Represents the financial effect of the McDonald Investments branch network, including a gain of $171 million ($107 million after tax, $.26 per diluted common share) from the February 9 sale, on Key’s results for the first quarter of 2007.

Key’s top four priorities for 2007 are to profitably grow revenue, institutionalize a culture of compliance and accountability, maintain a strong credit culture and improve operating leverage so that revenue growth outpaces expense growth. During the first quarter:
♦	Key’s noninterest income rose by $25 million from the first quarter of 2006 after excluding the $171 million gain associated with the sale of the McDonald Investments branch network, the $49 million loss recorded in connection with the repositioning of the securities portfolio and the $26 million gain from the settlement of the automobile residual value insurance litigation. A significant improvement in principal investing results accounted for the increase. Net interest income decreased by $15 million from the year-ago quarter as tighter interest rate spreads on loans and deposits more than offset the positive effect of a 3% increase in average commercial loans. The growth in Key’s commercial loan portfolio was geographically broad-based and spread among a number of industry sectors.

♦	Key continued to strengthen its compliance and operations infrastructure, which is designed to detect and prevent money laundering in accordance with the requirements of the Bank Secrecy Act.

♦	Asset quality declined slightly from one year ago, but is still good compared to historical measures.

♦	Key continued to manage expenses effectively. Key’s total noninterest expense grew by 4% from the first quarter of 2006, due in part to additional costs incurred in connection with the sale of the McDonald Investments branch network.

♦	Further, Key continues to effectively manage its equity capital through dividends paid to shareholders, share repurchases, and investing in its businesses. During the first quarter, Key repurchased 8.0 million of its common shares. At March 31, 2007, Key’s tangible equity to tangible assets ratio was 6.97%.
The primary reasons that Key’s revenue and expense components changed from those reported for the first quarter of 2006 are reviewed in greater detail throughout the remainder of the Management’s Discussion & Analysis section.
Strategic developments
Key has taken a number of specific actions during 2007 and 2006 to support its corporate strategy.
♦	On February 9, 2007, McDonald Investments Inc., a wholly-owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets. Key has retained the corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KBNA continues to operate the Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed its registered broker/dealer through which its corporate and institutional investment banking and securities businesses operate. The new name is KeyBanc Capital Markets Inc.

♦	On November 29, 2006, Key sold the nonprime mortgage loan portfolio held by the Champion Mortgage finance business. Key completed the sale of the Champion loan origination platform on February 28, 2007.

♦	On April 1, 2006, Key broadened its asset management product line by acquiring Austin Capital Management, Ltd., an investment firm headquartered in Austin, Texas with approximately $900 million in assets under management at the date of acquisition. Austin specializes in selecting and managing hedge fund investments for its principally institutional customer base.

Figure 3. Selected Financial Data

	2007	2006
dollars in millions, except per share amounts	First	Fourth	Third	Second	First

FOR THE QUARTER
Interest income	$1,368	$1,413	$1,389	$1,327	$1,251
Interest expense	689	701	684	623	557
Net interest income	679	712	705	704	694
Provision for loan losses	44	53	35	23	39
Noninterest income	654	558	543	545	481
Noninterest expense	784	809	790	798	752
Income from continuing operations before income taxes and cumulative effect of accounting change	505	408	423	428	384
Income from continuing operations before cumulative effect of accounting change	358	311	305	303	274
Income (loss) from discontinued operations, net of taxes	(8)	(165)	7	5	10
Income before cumulative effect of accounting change	350	146	312	308	284
Net income	350	146	312	308	289

PER COMMON SHARE
Income from continuing operations before cumulative effect of accounting change	$.90	$.77	$.76	$.75	$.67
Income (loss) from discontinued operations	(.02)	(.41)	.02	.01	.02
Income before cumulative effect of accounting change	.88	.36	.77	.76	.70
Net income	.88	.36	.77	.76	.71

Income from continuing operations before cumulative effect of accounting change — assuming dilution	.89	.76	.74	.74	.66
Income (loss) from discontinued operations — assuming dilution	(.02)	(.40)	.02	.01	.02
Income before cumulative effect of accounting change — assuming dilution	.87	.36	.76	.75	.69
Net income — assuming dilution	.87	.36	.76	.75	.70

Cash dividends declared	.365	.345	.345	.345	.345
Book value at period end	19.57	19.30	19.73	19.21	18.85
Market price:
High	39.90	38.63	38.15	38.31	37.67
Low	35.94	35.73	34.48	34.24	32.68
Close	37.47	38.03	37.44	35.68	36.80
Weighted-average common shares outstanding (000)	397,875	402,329	403,780	404,528	407,386
Weighted-average common shares and potential common shares outstanding (000)	403,478	407,828	409,428	410,559	413,140

AT PERIOD END
Loans	$65,711	$65,826	$65,551	$67,408	$66,980
Earning assets	81,263	80,090	83,132	81,737	81,087
Total assets	93,219	92,337	96,155	94,794	93,391
Deposits	59,773	59,116	61,429	60,838	59,402
Long-term debt	13,061	14,533	13,654	14,050	14,032
Shareholders’ equity	7,719	7,703	7,947	7,737	7,638

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	1.58%	1.33%	1.31%	1.33%	1.23%
Return on average equity	19.06	15.63	15.52	15.85	14.67
Net interest margin (taxable equivalent)	3.50	3.66	3.61	3.68	3.72
From consolidated operations:
Return of average total assets	1.54%	.61%	1.30%	1.32%	1.26%
Return of average equity	18.63	7.34	15.88	16.11	15.48
Net interest margin (taxable equivalent)	3.51	3.69	3.63	3.69	3.77

CAPITAL RATIOS AT PERIOD END
Equity to assets	8.28%	8.34%	8.26%	8.16%	8.18%
Tangible equity to tangible assets	6.97	7.01	6.81	6.68	6.71
Tier 1 risk-based capital	8.15	8.24	8.02	7.90	7.64
Total risk-based capital	12.20	12.43	12.13	12.08	11.91
Leverage	9.17	8.98	8.89	8.82	8.52

TRUST AND BROKERAGE ASSETS
Assets under management	$82,388	$84,699	$84,060	$80,349	$79,558
Nonmanaged and brokerage assets	32,838	56,292	55,221	57,682	56,944

OTHER DATA
Average full-time equivalent employees	19,801	20,100	20,264	19,931	19,694
Branches	950	950	949	946	945

Line of Business Results
This section summarizes the financial performance and related strategic developments of Key’s two major business groups: Community Banking and National Banking. To better understand this discussion, see Note 4 (“Line of Business Results”), which begins on page 12. Note 4 describes the products and services offered by each of these business groups, provides more detailed financial information pertaining to the groups and their respective lines of business, and explains “Other Segments” and “Reconciling Items.”
Figure 4 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and income (loss) from continuing operations for the three-month periods ended March 31, 2007 and 2006. Key’s line of business results for each of these periods reflect a new organizational structure that took effect January 1, 2007.
Figure 4. Major Business Groups – Taxable-Equivalent Revenue and Income (Loss)
from Continuing Operations

	Three months ended
	March 31,		Change
dollars in millions	2007	2006	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Community Banking	$800	$650	$150	23.1%
National Banking	605	584	21	3.6
Other Segments	(20)	(7)	(13)	(185.7)

Total Segments	1,385	1,227	158	12.9
Reconciling Items	(31)	(24)	(7)	(29.2)

Total	$1,354	$1,203	$151	12.6%

INCOME (LOSS) FROM CONTINUING OPERATIONS
Community Banking	$198	$103	$95	92.2%
National Banking	163	171	(8)	(4.7)
Other Segments	(9)	—	(9)	N/M

Total Segments	352	274	78	28.5
Reconciling Items	6	—	6	N/M

Total	$358	$274	$84	30.7%

TE = Taxable Equivalent, N/M = Not Meaningful
Community Banking summary of operations
As shown in Figure 5, net income for Community Banking was $198 million for the first quarter of 2007, up from $103 million for the year-ago quarter. The improvement was attributable primarily to growth in noninterest income resulting from the gain associated with the sale of the McDonald Investments branch network during the first quarter of 2007. In addition, Community Banking experienced a lower provision for loan losses. The positive effects of these items were offset in part by a decrease in net interest income and higher noninterest expense.
Taxable-equivalent net interest income decreased by $11 million, or 3%, from the first quarter of 2006. The decrease was attributable to a reduction in, and a tighter interest rate spread on, average earning assets, along with a continued shift from transaction accounts and money market deposit accounts to higher-cost certificates of deposit.
Excluding the $171 million gain associated with the sale of the McDonald Investments branch network, noninterest income decreased by $10 million, or 5%, from the year-ago quarter. A reduction in brokerage commissions caused by the McDonald sale was offset in part by an increase in service charges on deposit accounts.

The provision for loan losses decreased by $15 million, or 52%, as a result of lower net loan charge-offs and an improved credit risk profile.
Noninterest expense grew by $13 million, or 3%, reflecting additional costs incurred in connection with the McDonald sale. Personnel expense and net occupancy expense also contributed to the growth.
Figure 5. Community Banking

	Three months ended March 31,		Change
dollars in millions	2007	2006	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$418	$429	$(11)	(2.6)%
Noninterest income	382	221	161	72.9

Total revenue (TE)	800	650	150	23.1
Provision for loan losses	14	29	(15)	(51.7)
Noninterest expense	469	456	13	2.9

Income before income taxes (TE)	317	165	152	92.1
Allocated income taxes and TE adjustments	119	62	57	91.9

Net income	$198	$103	$95	92.2%

Percent of consolidated income from continuing operations	55%	38%	N/A	N/A

AVERAGE BALANCES
Loans and leases	$26,426	$26,765	$(339)	(1.3)%
Total assets	29,240	29,817	(577)	(1.9)
Deposits	46,581	45,830	751	1.6

TE = Taxable Equivalent, N/A = Not Applicable
ADDITIONAL COMMUNITY BANKING DATA

	Three months ended March 31,		Change
dollars in millions	2007	2006	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING
Noninterest-bearing	$7,737	$8,097	$(360)	(4.4)%
Money market and other savings	21,257	21,978	(721)	(3.3)
Time	17,587	15,755	1,832	11.6

Total deposits	$46,581	$45,830	$751	1.6%

HOME EQUITY LOANS
Average balance	$9,677	$10,151
Weighted-average loan-to-value ratio	70%	70%
Percent first lien positions	59	61

OTHER DATA
On-line households/household penetration	687,263 / 53%	631,523 / 51%
Branches	950	945
Automated teller machines	1,447	2,169

National Banking summary of continuing operations
As shown in Figure 6, income from continuing operations for National Banking was $163 million for the first quarter of 2007, compared to $171 million for the same period last year. A decrease in net interest income, along with increases in the provision for loan losses and noninterest expense, accounted for the reduction and more than offset an increase in noninterest income.
Taxable-equivalent net interest income decreased by $6 million, or 2%, from the first quarter of 2006, due primarily to a tighter interest rate spread on average earning assets.
Noninterest income for the first quarter of 2007 included a $26 million gain from the settlement of the automobile residual value insurance litigation. In the first quarter of 2006, income from investment banking and capital markets activities included a $25 million gain from the initial public offering completed by the New York Stock Exchange. Excluding these gains, noninterest income increased by $26 million, or 12%, from the first quarter of 2006. Higher income from operating leases, trust and investment services, and investment banking and capital markets activities drove the improvement.

The provision for loan losses rose by $20 million, reflecting a higher level of net loan charge-offs.
Noninterest expense grew by $14 million, or 5%, due to increases in personnel expense and costs associated with operating leases. These increases were partially offset by decreases in a variety of other expense categories.
Figure 6. National Banking

	Three months ended March 31,		Change
dollars in millions	2007	2006	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$341	$347	$(6)	(1.7)%
Noninterest income	264	237	27	11.4

Total revenue (TE)	605	584	21	3.6
Provision for loan losses	30	10	20	200.0
Noninterest expense	314	300	14	4.7

Income from continuing operations before income taxes (TE)	261	274	(13)	(4.7)
Allocated income taxes and TE adjustments	98	103	(5)	(4.9)

Income from continuing operations	163	171	(8)	(4.7)
Income (loss) from discontinued operations, net of taxes	(8)	10	(18)	N/M

Net income	$155	$181	$(26)	(14.4)%

Percent of consolidated income from continuing operations	46%	62%	N/A	N/A

AVERAGE BALANCES FROM CONTINUING OPERATIONS
Loans and leases	$38,869	$37,046	$1,823	4.9%
Loans held for sale	3,917	3,683	234	6.4
Total assets	48,480	46,786	1,694	3.6
Deposits	11,231	9,952	1,279	12.9

TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful
Other Segments
Other Segments consist of Corporate Treasury and Key’s Principal Investing unit. These segments generated a net loss of $9 million for the first quarter of 2007, compared to net income of less than $1 million for the same period last year. A $49 million loss recorded in the current quarter in connection with the repositioning of the securities portfolio was offset in part by a $32 million improvement in principal investing results.

Results of Operations
Net interest income
One of Key’s principal sources of revenue is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:
♦	the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities;

♦	the volume and value of net free funds, such as noninterest-bearing deposits and equity capital;

♦	the use of derivative instruments to manage interest rate risk;

♦	interest rate fluctuations and competitive conditions within the marketplace; and

♦	asset quality.
To make it easier to compare results among several periods and the yields on various types of earning assets (some taxable, some not), we present net interest income in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable and at the same rate). For example, $100 of tax-exempt income would be presented as $154, an amount that—if taxed at the statutory federal income tax rate of 35%—would yield $100.
Figure 7, which spans pages 43 and 44, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income for each of those quarters to net interest income reported in accordance with GAAP.
Taxable-equivalent net interest income was $700 million for the first quarter of 2007, compared to $722 million for the year-ago quarter. The net interest margin, which is an indicator of the profitability of the earning asset portfolio, is calculated by dividing net interest income by average earning assets. Key’s net interest margin declined by 22 basis points to 3.50% for the first three months of 2007. A basis point is equal to one one-hundredth of a percentage point, meaning 22 basis points equal .22%.
The reductions in net interest income and the net interest margin were attributable to tighter interest rate spreads on loans, reflecting the continuation of competitive pricing, and tighter interest rate spreads on deposits caused by a continued shift from transaction accounts and money market deposit accounts to higher-cost certificates of deposit. Additionally, as part of the sale of the McDonald Investments branch network, Key transferred approximately $1.3 billion of money market deposit accounts to the buyer. Management expects Key’s net interest income and net interest margin to benefit from a recent repositioning of the securities portfolio. During the first quarter of 2007, Key sold $2.4 billion of shorter-maturity, agency-issued collateralized mortgage obligations and reinvested the proceeds in agency-issued securities with higher yields and longer expected average maturities.
Average earning assets for the first quarter of 2007 totaled $80.2 billion, which was $2.0 billion, or 3%, higher than the first quarter 2006 level, due largely to an increase in commercial loans.
Since December 31, 2005, the growth and composition of Key’s earning assets have been affected by the following loan sales, most of which came from the held-for-sale portfolio:
♦	Key sold commercial mortgage loans of $688 million during the first quarter of 2007 and $2.6 billion during all of 2006. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales agreements),

Key established and has maintained a loss reserve in an amount estimated by management to be appropriate. More information about the related recourse agreement is provided in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 27.

♦	Key sold education loans of $61 million during the first quarter of 2007 and $1.4 billion ($1.1 billion through a securitization) during all of 2006. Key uses the securitization market for education loans to diversify funding sources.

♦	Key sold other loans totaling $443 million during the first quarter of 2007 and $3.2 billion during all of 2006. This included the fourth quarter 2006 sale of the $2.5 billion nonprime mortgage loan portfolio held by the Champion Mortgage finance business. The Champion business no longer fit strategically with Key’s longer-term business goals and continued focus on Community Banking and relationship-oriented businesses.

Figure 7. Average Balance Sheets, Net Interest Income and Yields/Rates
From Continuing Operations

	First Quarter 2007			Fourth Quarter 2006
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans [a,b]
Commercial, financial and agricultural	$21,562	$392	7.38%	$21,384	$400	7.42%
Real estate — commercial mortgage	8,426	163	7.83	8,399	167	7.86
Real estate — construction	8,227	166	8.20	8,347	174	8.25
Commercial lease financing	10,094	146	5.78	9,891	160	6.47

Total commercial loans	48,309	867	7.26	48,021	901	7.44
Real estate — residential	1,444	24	6.60	1,428	24	6.59
Home equity	10,706	191	7.22	10,896	197	7.22
Consumer — direct	1,450	36	10.15	1,557	34	8.63
Consumer — indirect	3,760	64	6.79	3,671	62	6.85

Total consumer loans	17,360	315	7.32	17,552	317	7.21

Total loans	65,669	1,182	7.28	65,573	1,218	7.38
Loans held for sale	3,940	75	7.70	4,547	90	7.86
Investment securities [a]	39	1	7.21	38	1	7.68
Securities available for sale [c]	7,548	100	5.27	7,765	96	4.88
Short-term investments	1,607	18	4.55	1,584	16	4.04
Other investments [c]	1,400	13	3.65	1,351	24	6.76

Total earning assets	80,203	1,389	6.99	80,858	1,445	7.09
Allowance for loan losses	(942)			(941)
Accrued income and other assets	12,835			13,129

Total assets	$92,096			$93,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$23,424	177	3.06	$25,136	198	3.13
Savings deposits	1,629	1	.19	1,651	1	.19
Certificates of deposit ($100,000 or more) [d]	6,151	76	5.03	6,013	75	4.93
Other time deposits	12,063	138	4.64	11,921	136	4.50
Deposits in foreign office [e]	3,258	41	5.12	2,245	30	5.55

Total interest-bearing deposits	46,525	433	3.77	46,966	440	3.72
Federal funds purchased and securities sold under repurchase agreements [e]	3,903	49	5.04	2,816	37	5.21
Bank notes and other short-term borrowings	1,113	11	3.98	1,814	19	4.17
Long-term debt [d,e]	13,617	196	5.90	14,092	205	5.80

Total interest-bearing liabilities	65,158	689	4.29	65,688	701	4.24
Noninterest-bearing deposits	13,237			13,424
Accrued expense and other liabilities	6,083			6,041
Shareholders’ equity	7,618			7,893

Total liabilities and shareholders’ equity	$92,096			$93,046

Interest rate spread (TE)			2.70%			2.85%

Net interest income (TE) and net interest margin (TE)		700	3.50%		744	3.66%

TE adjustment [a]		21			32

Net interest income, GAAP basis		$679			$712

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	Yield is calculated on the basis of amortized cost.

(d)	Rate calculation excludes basis adjustments related to fair value hedges.

(e)	Results from continuing operations exclude the dollar amount of liabilities assumed necessary to support interest-earning assets held by the discontinued Champion Mortgage finance business. The interest expense related to these liabilities, which also is excluded from continuing operations, was calculated using a matched funds transfer pricing methodology.
TE = Taxable Equivalent

Third Quarter 2006			Second Quarter 2006			First Quarter 2006
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$21,648	$400	7.34%	$21,970	$390	7.12%	$21,720	$357	6.66%
8,106	164	8.04	8,071	153	7.59	8,089	144	7.23
7,965	171	8.51	7,570	152	8.07	7,312	138	7.66
9,850	144	5.83	9,764	148	6.05	9,581	143	5.98

47,569	879	7.34	47,375	843	7.13	46,702	782	6.78
1,415	23	6.49	1,430	24	6.54	1,450	23	6.33
11,017	200	7.19	11,003	193	7.02	10,971	184	6.82
1,585	36	9.07	1,685	41	9.64	1,730	41	9.66
3,594	61	6.83	3,503	57	6.66	3,367	57	6.66

17,611	320	7.23	17,621	315	7.16	17,518	305	7.03

65,180	1,199	7.31	64,996	1,158	7.14	64,220	1,087	6.85
4,578	94	8.17	3,844	73	7.64	3,692	68	7.44
42	1	8.12	46	1	8.01	61	1	6.34
7,216	84	4.61	7,075	84	4.71	7,148	83	4.61
1,588	16	3.78	1,678	16	3.89	1,746	15	3.61
1,363	16	4.67	1,398	17	4.60	1,336	25	7.13

79,967	1,410	7.00	79,037	1,349	6.83	78,203	1,279	6.60
(951)			(958)			(958)
13,247			13,137			12,998

$92,263			$91,216			$90,243

$25,230	194	3.05	$25,347	173	2.75	$24,452	145	2.40
1,700	1	.19	1,752	1	.20	1,812	1	.32
5,517	67	4.82	5,382	61	4.54	5,407	58	4.34
11,700	127	4.29	11,456	115	4.02	11,282	104	3.73
2,820	39	5.55	2,116	28	5.22	2,030	22	4.40

46,967	428	3.61	46,053	378	3.29	44,983	330	2.97
2,315	30	5.05	1,692	20	4.76	2,025	20	3.98
2,285	24	4.29	2,497	27	4.17	2,550	24	3.89
13,763	202	5.83	14,088	198	5.59	13,991	183	5.27

65,330	684	4.15	64,330	623	3.87	63,549	557	3.55
13,073			13,014			12,692
6,063			6,205			6,429
7,797			7,667			7,573

$92,263			$91,216			$90,243

		2.85%			2.96%			3.05%

	726	3.61%		726	3.68%		722	3.72%

	21			22			28

	$705			$704			$694

Figure 8 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 50, contains more discussion about changes in earning assets and funding sources.
Figure 8. Components of Net Interest Income Changes

	From three months ended March 31, 2006
	to three months ended March 31, 2007
	Average	Yield/	Net
in millions	Volume	Rate	Change

INTEREST INCOME
Loans	$25	$70	$95
Loans held for sale	5	2	7
Investment securities	(1)	1	—
Securities available for sale	5	12	17
Short-term investments	(1)	4	3
Other investments	1	(13)	(12)

Total interest income (TE)	34	76	110

INTEREST EXPENSE
NOW and money market deposit accounts	(6)	38	32
Certificates of deposit ($100,000 or more)	9	9	18
Other time deposits	8	26	34
Deposits in foreign office	15	4	19

Total interest-bearing deposits	26	77	103
Federal funds purchased and securities sold under repurchase agreements	22	7	29
Bank notes and other short-term borrowings	(14)	1	(13)
Long-term debt	(5)	18	13

Total interest expense	29	103	132

Net interest income (TE)	$5	$(27)	$(22)

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
TE = Taxable Equivalent
Noninterest income
Noninterest income for the first quarter of 2007 was $654 million, compared to $481 million for the same period last year.
Excluding the $171 million gain associated with the February 9, 2007, sale of the McDonald Investments branch network, the $49 million loss recorded in connection with the repositioning of the securities portfolio and the $26 million gain (included in “miscellaneous income”) from the settlement of the automobile residual value insurance litigation, Key’s noninterest income was $506 million for the first quarter of 2007, compared to $481 million for the year-ago quarter. As shown in Figure 9, a $32 million improvement in principal investing results accounted for the increase. Income from investment banking and capital markets activities was down due to a $25 million gain recorded in the first quarter of 2006 from the initial public offering completed by the New York Stock Exchange.

Figure 9. Noninterest Income

	Three months ended
	March 31,		Change
dollars in millions	2007	2006	Amount	Percent

Trust and investment services income	$125	$135	$(10)	(7.4)%
Service charges on deposit accounts	75	72	3	4.2
Investment banking and capital markets income	44	60	(16)	(26.7)
Operating lease income	64	52	12	23.1
Letter of credit and loan fees	38	40	(2)	(5.0)
Corporate-owned life insurance income	25	25	—	—
Electronic banking fees	24	24	—	—
Net gains from loan securitizations and sales	9	10	(1)	(10.0)
Net securities gains (losses)	(47)	1	(48)	N/M
Gain on sale of McDonald Investments branch network	171	—	171	N/M
Other income:
Insurance income	14	14	—	—
Loan securitization servicing fees	5	5	—	—
Credit card fees	3	3	—	—
Net gains (losses) from principal investing	29	(3)	32	N/M
Miscellaneous income	75	43	32	74.4

Total other income	126	62	64	103.2

Total noninterest income	$654	$481	$173	36.0%

N/M = Not Meaningful
The following discussion explains the composition of certain elements of Key’s noninterest income and the factors that caused those elements to change.
Trust and investment services income. Trust and investment services generally is Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 10. The decrease compared to the first quarter of 2006 was attributable to the sale of the McDonald Investments branch network. In the current quarter, the McDonald operation contributed $16 million to brokerage commissions and fee income, compared to $36 million for the first three months of 2006.
Figure 10. Trust and Investment Services Income

	Three months ended
	March 31,		Change
dollars in millions	2007	2006	Amount	Percent

Brokerage commissions and fee income	$40	$62	$(22)	(35.5)%
Personal asset management and custody fees	40	39	1	2.6
Institutional asset management and custody fees	45	34	11	32.4

Total trust and investment services income	$125	$135	$(10)	(7.4)%

A significant portion of Key’s trust and investment services income depends on the value and mix of assets under management. At March 31, 2007, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $82.4 billion, compared to $79.6 billion at March 31, 2006. As shown in Figure 11, the increase was due primarily to Key’s equity portfolio, reflecting improvement in the equity markets in general. Key’s fixed income portfolio and the higher-yielding hedge funds obtained in the acquisition of Austin Capital Management, Ltd. on April 1, 2006, also contributed to the increase. The decrease in assets under management during the first quarter of 2007 was attributable to assets transferred in connection with the sale of the McDonald Investments branch network.
The growth in total assets under management was moderated by declines in the money market portfolio and Key’s securities lending business. When clients’ securities are lent to a borrower, the borrower must provide Key with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management.

Figure 11. Assets Under Management

	2007	2006
in millions	First	Fourth	Third	Second	First

Assets under management by investment type:
Equity	$40,065	$41,877	$39,831	$37,290	$36,405
Securities lending	21,608	21,146	22,699	22,827	22,985
Fixed income	11,420	11,242	11,311	10,742	10,882
Money market	8,260	9,402	9,298	8,590	9,286
Hedge funds	1,035	1,032	921	900	—

Total	$82,388	$84,699	$84,060	$80,349	$79,558

Proprietary mutual funds included in assets under management:
Money market	$6,459	$7,579	$7,520	$7,014	$7,606
Equity	5,788	5,713	5,250	5,039	5,063
Fixed income	621	629	639	653	703

Total	$12,868	$13,921	$13,409	$12,706	$13,372

Investment banking and capital markets income. As shown in Figure 12, the decrease in investment banking and capital markets income was due to a reduction in income from other investments. Included in income from other investments in the year-ago quarter was a $25 million gain from the initial public offering completed by the New York Stock Exchange.
Figure 12. Investment Banking and Capital Markets Income

	Three months ended March 31,		Change
dollars in millions	2007	2006	Amount	Percent

Investment banking income	$21	$22	$(1)	(4.5)%
Dealer trading and derivatives income	8	7	1	14.3
Income from other investments	5	21	(16)	(76.2)
Foreign exchange income	10	10	—	—

Total investment banking and capital markets income	$44	$60	$(16)	(26.7)%

Operating lease income. The increase in operating lease income compared to the first quarter of 2006 reflected a higher volume of activity in the Equipment Finance line of business. Depreciation expense related to the leased equipment is presented in Figure 13 as “operating lease expense.”
Net gains from principal investing. Principal investments consist of direct and indirect investments in predominantly privately-held companies. Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($916 million at March 31, 2007, $830 million at December 31, 2006, and $836 million at March 31, 2006). The net gains presented in Figure 9 stem from changes in estimated fair values as well as actual gains on sales of principal investments.
Noninterest expense
Noninterest expense for the first quarter of 2007 was $784 million, compared to $752 million for the first quarter of 2006.
As shown in Figure 13, personnel expense rose by $28 million and nonpersonnel expense was up $4 million due to costs incurred in connection with the sale of the McDonald Investments branch network. The additional costs related to the McDonald transaction were offset in part by an $8 million reduction in Key’s liability for credit losses on lending-related commitments recorded during the first quarter of 2007.

Figure 13. Noninterest Expense

	Three months ended
	March 31,		Change
dollars in millions	2007	2006	Amount	Percent

Personnel	$428	$400	$28	7.0%
Net occupancy	63	61	2	3.3
Computer processing	51	56	(5)	(8.9)
Operating lease expense	52	41	11	26.8
Professional fees	26	33	(7)	(21.2)
Equipment	25	26	(1)	(3.8)
Marketing	19	15	4	26.7
Other expense:
Postage and delivery	12	13	(1)	(7.7)
Franchise and business taxes	9	10	(1)	(10.0)
Telecommunications	7	7	—	—
Credit for losses on lending-related commitments	(8)	—	(8)	N/M
Miscellaneous expense	100	90	10	11.1

Total other expense	120	120	—	—

Total noninterest expense	$784	$752	$32	4.3%

Average full-time equivalent employees [a]	19,801	19,694	107	.5%

(a)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.
N/M = Not Meaningful
The following discussion explains the composition of certain elements of Key’s noninterest expense and the factors that caused those elements to change.
Personnel. As shown in Figure 14, personnel expense, the largest category of Key’s noninterest expense, rose by $28 million, or 7%, from the first three months of 2006. The increase was attributable to normal salary adjustments, additional staff and higher stock-based compensation. For the first quarter of 2007, the average number of full-time equivalent employees was 19,801, compared to 20,100 for the fourth quarter of 2006 and 19,694 for the first quarter of 2006.
Figure 14. Personnel Expense

	Three months ended
	March 31,		Change
dollars in millions	2007	2006	Amount	Percent

Salaries	$245	$229	$16	7.0%
Incentive compensation	75	77	(2)	(2.6)
Employee benefits	82	80	2	2.5
Stock-based compensation [a]	24	14	10	71.4
Severance	2	—	2	N/M

Total personnel expense	$428	$400	$28	7.0%

(a)	Excludes directors’ stock-based compensation of $.8 million for the three-month period ended March 31, 2007, and $.3 million for the three-month period ended March 31, 2006.
N/M = Not Meaningful
Operating lease expense. The increase in operating lease expense compared to the first quarter of 2006 reflected a higher volume of activity in the Equipment Finance line of business. Income related to the rental of leased equipment is presented in Figure 9 as “operating lease income.”
Professional fees. The decrease in professional fees was due in part to a reduction in costs associated with Key’s efforts to strengthen compliance controls, for which substantial investment has already been made.

Income taxes
The provision for income taxes from continuing operations was $147 million for the first quarter of 2007, compared to $110 million for the comparable period in 2006. The effective tax rate, which is the provision for income taxes from continuing operations as a percentage of income from continuing operations before income taxes and the cumulative effect of an accounting change, was 29.1% for the first quarter of 2007, compared to 28.6% for the year-ago quarter.
The effective tax rates for both the current and prior year are substantially below Key’s combined federal and state tax rate of 37.5%, primarily because Key generates income from investments in tax-advantaged assets such as corporate-owned life insurance, earns credits associated with investments in low-income housing projects and records tax deductions associated with dividends paid on Key common shares held in Key’s 401(k) savings plan. In addition, a lower tax rate is applied to portions of the equipment lease portfolio that are managed by a foreign subsidiary in a lower tax jurisdiction. Since Key intends to permanently reinvest the earnings of this foreign subsidiary overseas, no deferred income taxes are recorded on those earnings in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”

Financial Condition
Loans and loans held for sale
At March 31, 2007, total loans outstanding were $65.7 billion, compared to $65.8 billion at December 31, 2006, and $67.0 billion at March 31, 2006. The composition of Key’s loan portfolio at each of these dates is presented in Note 6 (“Loans and Loans Held for Sale”), which begins on page 18. Key’s commercial loan portfolio grew over the past twelve months, but that growth was more than offset by a third quarter 2006 transfer of home equity loans to loans held for sale in connection with an expected sale of the Champion Mortgage finance business.
Commercial loan portfolio. Commercial loans outstanding increased by $1.4 billion, or 3%, from one year ago, reflecting improvement in the economy. The overall growth in the commercial loan portfolio was geographically broad-based and spread among a number of industry sectors.
Commercial real estate loans for both owner- and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At March 31, 2007, Key’s commercial real estate portfolio included mortgage loans of $8.5 billion and construction loans of $8.4 billion. The average mortgage loan originated during the first quarter of 2007 was $2 million, and the largest mortgage loan at March 31, 2007, had a balance of $47 million. At March 31, 2007, the average construction loan commitment was $7 million. The largest construction loan commitment was $125 million, of which $124 million was outstanding.
Key’s commercial real estate lending business is conducted through two primary sources: a thirteen-state banking franchise and Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. Real Estate Capital deals exclusively with nonowner-occupied properties (generally properties in which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 61% of Key’s total average commercial real estate loans during the first quarter of 2007. Key’s commercial real estate business generally focuses on larger real estate developers and, as shown in Figure 15, is diversified by both industry type and geographic location of the underlying collateral.
Figure 15. Commercial Real Estate Loans

March 31, 2007	Geographic Region							Percent of
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Total	Total

Nonowner-occupied:
Residential properties	$292	$1,173	$296	$239	$468	$1,642	$4,110	24.4%
Multi-family properties	267	307	163	237	489	425	1,888	11.2
Retail properties	96	491	98	434	336	285	1,740	10.3
Land and development	58	243	127	85	194	234	941	5.6
Office buildings	120	214	94	120	92	217	857	5.0
Warehouses	71	111	27	77	75	161	522	3.1
Health facilities	82	88	14	131	40	114	469	2.8
Manufacturing facilities	8	—	17	24	4	28	81	.5
Hotels/Motels	1	20	—	1	16	2	40	.2
Other	226	29	22	336	185	232	1,030	6.1

	1,221	2,676	858	1,684	1,899	3,340	11,678	69.2
Owner-occupied	986	311	93	1,841	490	1,475	5,196	30.8

Total	$2,207	$2,987	$951	$3,525	$2,389	$4,815	$16,874	100.0%

Nonowner-occupied:
Nonperforming loans	$5	—	$1	$14	—	—	$20	N/M
Accruing loans past due 90 days or more	—	—	6	2	$6	$12	26	N/M
Accruing loans past due 30 through 89 days	7	$15	—	25	30	65	142	N/M

Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Southwest –	Arizona, Nevada and New Mexico
Midwest –	Idaho, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
West –	Alaska, California, Hawaii, Montana, Oregon, Washington and Wyoming
N/M = Not Meaningful

Management believes Key has both the scale and array of products to compete on a world-wide basis in the specialty of equipment lease financing. These financing arrangements are conducted through the Equipment Finance line of business. Commercial lease financing receivables increased by $368 million, or 4%, over the past twelve months.
Consumer loan portfolio. Consumer loans outstanding decreased by $2.7 billion, or 13%, from one year ago. The decline was largely attributable to the third quarter 2006 transfer of $2.5 billion of home equity loans to loans held for sale in connection with the November 2006 sale of the Champion Mortgage finance business discussed below. The portfolio also was affected by a general slowdown in the level of home equity loan originations over the past year. Excluding loan sales, acquisitions and the transfer to loans held for sale, consumer loans would have decreased by $104 million, or less than 1%, during the past twelve months.
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. This portfolio is derived primarily from the Regional Banking line of business (responsible for 90% of home equity loans at March 31, 2007); the remainder originated from the Home Equity Services unit within our Consumer Finance line of business, which works with home improvement contractors to provide home equity and home improvement financing solutions. Prior to November 2006, Champion Mortgage, a home equity finance business, also contributed to Key’s home equity portfolio. In November 2006, Key sold the nonprime mortgage loan portfolio held by the Champion Mortgage finance business and announced a separate agreement to sell Champion’s origination platform. The platform sale closed on February 28, 2007.
Figure 16 summarizes Key’s home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 16. Home Equity Loans

	2007	2006
dollars in millions	First	Fourth	Third	Second	First

SOURCES OF LOANS OUTSTANDING
Regional Banking	$9,623	$9,805	$9,990	$10,122	$10,100
Champion Mortgage [a]	—	—	—	2,458	2,483
Home Equity Services unit	1,046	1,021	998	929	846

Total	$10,669	$10,826	$10,988	$13,509	$13,429

Nonperforming loans at period end [a]	$52	$50	$46	$90	$97
Net loan charge-offs for the period	7	6	4	7	6
Yield for the period [b]	7.22%	7.22%	7.19%	7.02%	6.82%

(a)	On August 1, 2006, Key transferred $2.5 billion of home equity loans from the loan portfolio to loans held for sale and approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with an expected sale of the Champion Mortgage finance business.

(b)	From continuing operations.
Loans held for sale. As shown in Note 6 (“Loans and Loans Held for Sale”), which begins on page 18, Key’s loans held for sale rose to $4.2 billion at March 31, 2007, from $3.6 billion at December 31, 2006, and March 31, 2006, due primarily to originations in the commercial mortgage portfolio.
Sales and securitizations. Key continues to use alternative funding sources like loan sales and securitizations to support its loan origination capabilities. In addition, several acquisitions completed over the past several years have improved Key’s ability to originate and sell new loans, and to securitize and service loans generated by others, especially in the area of commercial real estate.
During the past twelve months, Key sold $2.9 billion of commercial real estate loans, $2.7 billion of home equity loans, $1.3 billion of education loans ($1.0 billion through a securitization), $406 million of residential real estate loans, $230 million of commercial loans and leases, and $90 million of consumer – direct loans. Most of these sales came from the held-for-sale portfolio.

Among the factors that Key considers in determining which loans to sell or securitize are:
♦	whether particular lending businesses meet established performance standards or fit with Key’s relationship banking strategy;

♦	Key’s asset/liability management needs;

♦	whether the characteristics of a specific loan portfolio make it conducive to securitization;

♦	the cost of alternative funding sources;

♦	the level of credit risk; and

♦	capital requirements.
Figure 17 summarizes Key’s loan sales (including securitizations) for the first three months of 2007 and all of 2006.
Figure 17. Loans Sold (Including Loans Held for Sale)

		Commercial	Commercial	Residential	Home	Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	— Direct	Education	Total

2007

First quarter	$15	$688	$5	$100	$233	$90	$61	$1,192

2006

Fourth quarter	$80	$1,070	$13	$100	$2,474	—	$983	$4,720
Third quarter	37	679	16	109	2	—	143	986
Second quarter	64	483	—	97	—	—	110	754
First quarter	40	406	105	54	—	—	172	777

Total	$221	$2,638	$134	$360	$2,476	—	$1,408	$7,237

Figure 18 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. Included are loans that have been both securitized and sold, or simply sold outright.
Figure 18. Loans Administered or Serviced

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2007	2006	2006	2006	2006

Commercial real estate loans [a]	$108,303	$93,611	$81,873	$78,348	$76,123
Education loans	5,251	5,475	4,640	4,806	4,992
Home equity loans [b]	—	2,360	4	4	5
Commercial lease financing	458	479	479	479	422
Commercial loans	243	268	252	255	247

Total	$114,255	$102,193	$87,248	$83,892	$81,789

(a)	During the first quarter of 2007, Key acquired the servicing for three commercial mortgage loan portfolios with an aggregate principal balance of $12.7 billion. During the fourth quarter of 2006, Key acquired the servicing for three commercial mortgage loan portfolios with an aggregate principal balance of $9.0 billion.

(b)	In November 2006, Key sold the $2.5 billion nonprime mortgage loan portfolio held by the Champion Mortgage finance business but continued to provide servicing through various dates in March 2007.
In the event of default by a borrower, Key is subject to recourse with respect to approximately $606 million of the $114.3 billion of loans administered or serviced at March 31, 2007. Additional information about this recourse arrangement is included in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 27.

Key derives income from several sources when loans are securitized or sold, but Key retains the right to administer or service them. Key earns noninterest income (recorded as “other income”) from fees for servicing or administering loans. In addition, Key earns interest income from securitized assets retained and from investing funds generated by escrow deposits collected in connection with the servicing of commercial real estate loans. These deposits have contributed to the growth in Key’s average noninterest-bearing deposits over the past twelve months.
Securities
At March 31, 2007, the securities portfolio totaled $9.3 billion and included $7.8 billion of securities available for sale, $38 million of investment securities and $1.5 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2006, was $9.2 billion, including $7.8 billion of securities available for sale, $41 million of investment securities and $1.4 billion of other investments. At March 31, 2006, the securities portfolio totaled $8.5 billion and included $7.1 billion of securities available for sale, $46 million of investment securities and $1.4 billion of other investments.
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations (“CMO”). A CMO is a debt security that is secured by a pool of mortgages or mortgage-backed securities. Key’s CMOs generate interest income and serve as collateral to support certain pledging agreements. At March 31, 2007, Key had $7.4 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $7.3 billion at December 31, 2006, and $6.6 billion at March 31, 2006. Substantially all of Key’s mortgage-backed securities are issued or backed by federal agencies.
Management periodically evaluates Key’s securities available-for-sale portfolio in light of established asset/liability management objectives, and changing market conditions which could affect the profitability of the portfolio, as well as the level of interest rate risk to which Key is exposed. As a result of these evaluations, management may take steps to improve Key’s overall balance sheet positioning.
In March 2007, management completed a comprehensive evaluation of the securities available-for-sale portfolio and determined that a repositioning of the portfolio was appropriate to enhance future financial performance, particularly in the event of a decline in interest rates. As a result, Key sold $2.4 billion of shorter-maturity, agency-issued CMOs and reinvested the proceeds in agency-issued securities with higher yields and longer expected average maturities. The weighted-average yield of Key’s available-for-sale portfolio increased from 4.78% at December 31, 2006, to 5.25% at March 31, 2007, and the weighted-average maturity of the portfolio increased from 2.6 years at December 31, 2006, to 3.5 years at March 31, 2007. The repositioning also served to reduce Key’s exposure to prepayment risk in a declining interest rate scenario. This was accomplished by replacing the CMOs sold with those that have underlying mortgage loans with shorter maturities and lower coupon rates. Key continues to maintain a relatively neutral exposure to near-term changes in interest rates. Neither funding nor capital levels were affected materially by this portfolio repositioning.
As a result of the sale, Key recorded a loss of $49 million ($31 million after tax, $0.08 per diluted common share). This loss was previously recorded in “net unrealized losses on securities available for sale” in the accumulated other comprehensive loss component of shareholders’ equity.
In addition to changing market conditions, the size and composition of Key’s securities available-for-sale portfolio could vary with Key’s needs for liquidity, and the extent to which Key is required (or elects) to hold these assets as collateral to secure public funds and trust deposits. Although debt securities are generally used for this purpose, other assets, such as securities purchased under resale agreements, may be used temporarily when they provide more favorable yields or risk profiles.
Figure 19 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about Key’s securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 16.

Figure 19. Securities Available for Sale

					Other
	U.S. Treasury,	States and	Collateralized		Mortgage-		Retained						Weighted-
	Agencies and	Political	Mortgage		Backed		Interests in		Other				Average
dollars in millions	Corporations	Subdivisions	Obligations	[a]	Securities	[a]	Securitizations	[a]	Securities	[b]	Total		Yield [c]

MARCH 31, 2007
Remaining maturity:
One year or less	$3	—	$4		$3		$4		$70		$84		5.81%
After one through five years	7	$4	6,501		812		106		85		7,515		5.16
After five through ten years	2	4	—		65		89		4		164		9.32
After ten years	1	5	—		11		—		9		26		6.30

Fair value	$13	$13	$6,505		$891		$199		$168		$7,789		—
Amortized cost	13	12	6,519		889		146		157		7,736		5.25%
Weighted-average yield [c]	5.53%	8.19%	4.87%		5.16%		22.63%		5.91	% [d]	5.25	% [d]	—
Weighted-average maturity	4.1 years	9.4 years	3.2 years		4.8 years		5.6 years		5.0 years		3.5 years		—

DECEMBER 31, 2006
Fair value	$94	$15	$7,001		$334		$208		$175		$7,827		—
Amortized cost	94	14	7,098		336		151		165		7,858		4.78%

MARCH 31, 2006
Fair value	$78	$17	$6,420		$216		$182		$173		$7,086		—
Amortized cost	78	17	6,611		217		119		162		7,204		4.57%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes securities of $155 million at March 31, 2007, that have no stated yield.
Investment securities. Foreign bonds and securities issued by states and political subdivisions constitute most of Key’s investment securities. Figure 20 shows the composition, yields and remaining maturities of these securities.
Figure 20. Investment Securities

	States and			Weighted-
	Political	Other		Average
dollars in millions	Subdivisions	Securities	Total	Yield [a]

MARCH 31, 2007
Remaining maturity:
One year or less	$8	$2	$10	8.04%
After one through five years	10	18	28	6.82

Amortized cost	$18	$20	$38	7.23%
Fair value	18	20	38	—
Weighted-average maturity	1.7 years	2.3 years	2.0 years	—

DECEMBER 31, 2006
Amortized cost	$20	$21	$41	7.05%
Fair value	21	21	42	—

MARCH 31, 2006
Amortized cost	$33	$13	$46	7.47%
Fair value	34	13	47	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
Other investments. Principal investments, which consist of investments in equity and mezzanine instruments, represent approximately 62% of “other investments” at March 31, 2007. Principal investments are carried at fair value, which aggregated $916 million at March 31, 2007, compared to $830 million at December 31, 2006, and $836 million at March 31, 2006. Key’s Principal Investing unit invests predominantly in privately-held companies. Some of these investments are “direct,” meaning they are made in a particular company. Others are “indirect,” meaning they are made through funds that include other investors.

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
Deposits and other sources of funds
“Core deposits” — domestic deposits other than certificates of deposit of $100,000 or more — are Key’s primary source of funding. These deposits generally are stable, have a relatively low cost and typically react more slowly to changes in interest rates than market-based deposits. During the first quarter of 2007, core deposits averaged $50.4 billion, and represented 63% of the funds Key used to support loans and other earning assets, compared to $50.2 billion and 64% during the same quarter in 2006. The composition of Key’s deposits is shown in Figure 7, which spans pages 43 and 44.
The level of Key’s average core deposits was essentially unchanged from the first quarter of 2006 as the growth in time and noninterest-bearing deposits was substantially offset by a decline in NOW and money market deposit account balances. The increase in time deposits reflects client preferences for these higher-yielding investments in a changing interest rate environment. Average noninterest-bearing deposits increased as a result of continued emphasis on cross-selling products, focused sales and marketing efforts related to Key’s free checking products, and additional escrow deposits obtained in connection with the servicing of commercial real estate loans. The decrease in NOW and money market deposit accounts was attributable to the continued shift in deposit mix to time deposits, as well as the sale of the McDonald Investments branch network, which accounted for approximately one-half of the decline.
Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $14.4 billion in the first quarter of 2007, compared to $12.0 billion during the year-ago quarter. The increase was attributable to growth in large certificates of deposit, foreign branch deposits, and federal funds purchased and securities sold under repurchase agreements, offset in part by a decrease in bank notes and other short-term borrowings. During the first quarter of 2007, purchased funds were relied upon more heavily as a funding source in light of the core deposits transferred in connection with the McDonald sale, and a temporary need for additional short-term funding to facilitate the repositioning of the securities portfolio.
Management continues to consider loan sales and securitizations as a funding alternative when market conditions are favorable.
Capital
Shareholders’ equity. Total shareholders’ equity at March 31, 2007, was $7.7 billion, up $16 million from December 31, 2006.
Effective January 1, 2007, Key adopted FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which provides additional guidance on the application of SFAS No. 13, “Accounting for Leases.” This guidance affects when earnings from leveraged lease transactions will be recognized when there are changes or projected changes in the timing of cash flows. As a result of adopting this guidance, Key recorded a cumulative after-tax charge of $52 million to retained earnings during the first quarter. Future earnings are expected to increase over the remaining term of the affected leases by a similar amount. Additional information about this new accounting guidance is included in Note 1 (“Basis of Presentation”) under the heading “Accounting Pronouncements Adopted in 2007” on page 8. Other factors contributing to the change in shareholders’ equity during the first three months of 2007 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.

Changes in common shares outstanding. Figure 21 shows activities that caused the change in Key’s outstanding common shares over the past five quarters.
Figure 21. Changes in Common Shares Outstanding

	2007	2006
in thousands	First	Fourth	Third	Second	First

Shares outstanding at beginning of period	399,153	402,748	402,672	405,273	406,624
Issuance of shares under employee benefit plans	3,330	1,405	2,576	1,399	4,649
Repurchase of common shares	(8,000)	(5,000)	(2,500)	(4,000)	(6,000)

Shares outstanding at end of period	394,483	399,153	402,748	402,672	405,273

Key repurchases its common shares periodically under a repurchase program authorized by the Board of Directors. Key’s repurchase activity for each of the three months ended March 31, 2007, is summarized in Figure 22.
Figure 22. Share Repurchases

			Number of		Remaining Number
			Shares Purchased		of Shares That May
	Number of	Average	Under a Publicly		be Purchased Under
	Shares	Price Paid	Announced		the Program as
in thousands, except per share data	Purchased	per Share	Program	[a]	of Each Month-End	[a]

January 1-31, 2007	2,000	$37.87	2,000		28,000
February 1-28, 2007	4,750	39.08	4,750		23,250
March 1-31, 2007	1,250	37.47	1,250		22,000

Total	8,000	$38.53	8,000

(a)	In January 2007, the Board of Directors authorized the repurchase of 25.0 million common shares, in addition to the shares remaining from a repurchase program authorized in July 2004. This action brought the total repurchase authorization to 30.0 million shares. These shares may be repurchased in the open market or through privately-negotiated transactions. The program does not have an expiration date.
At March 31, 2007, Key had 97.4 million treasury shares. Management expects to reissue those shares as needed in connection with stock-based compensation awards and other corporate purposes. During the first three months of 2007, Key reissued 3.3 million treasury shares.
Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Overall, Key’s capital position remains strong: the ratio of total shareholders’ equity to total assets was 8.28% at March 31, 2007, compared to 8.34% at December 31, 2006, and 8.18% at March 31, 2006. Key’s ratio of tangible equity to tangible assets was 6.97% at March 31, 2007, above Key’s targeted range of 6.25% to 6.75%. Management believes Key’s capital position provides the flexibility to take advantage of investment opportunities, to repurchase shares when appropriate and to pay dividends.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 88 of Key’s 2006 Annual Report to Shareholders, explains the implications of failing to meet these specific capital requirements.
Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets,” which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of March 31, 2007, Key’s Tier 1 capital ratio was 8.15%, and its total capital ratio was 12.20%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk-as KeyCorp has-must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of March 31, 2007, Key had a leverage ratio of 9.17%.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KBNA, qualified as “well capitalized” at March 31, 2007, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key also would qualify as “well capitalized” at March 31, 2007. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or KBNA.
Figure 23 presents the details of Key’s regulatory capital position at March 31, 2007, December 31, 2006, and March 31, 2006.
Figure 23. Capital Components and Risk-Weighted Assets

	March 31,	December 31,	March 31,
dollars in millions	2007	2006	2006

TIER 1 CAPITAL
Common shareholders’ equity [a]	$7,873	$7,924	$7,732
Qualifying capital securities	1,792	1,792	1,542
Less: Goodwill	1,202	1,202	1,355
Other assets [b]	175	176	164

Total Tier 1 capital	8,288	8,338	7,755

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments	989	997	1,025
Net unrealized gains on equity securities available for sale	5	5	5
Qualifying long-term debt	3,127	3,227	3,297

Total Tier 2 capital	4,121	4,229	4,327

Total risk-based capital	$12,409	$12,567	$12,082

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$78,154	$77,490	$77,361
Risk-weighted off-balance sheet exposure	24,686	24,968	25,023
Less: Goodwill	1,202	1,202	1,355
Other assets [b]	659	819	670
Plus: Market risk-equivalent assets	718	698	1,112

Total risk-weighted assets	$101,697	$101,135	$101,471

AVERAGE QUARTERLY TOTAL ASSETS	$92,204	$94,896	$92,915

CAPITAL RATIOS
Tier 1 risk-based capital ratio	8.15%	8.24%	7.64%
Total risk-based capital ratio	12.20	12.43	11.91
Leverage ratio [c]	9.17	8.98	8.52

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, or the amount resulting from the adoption and application of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

(c)	This ratio is Tier 1 capital divided by average quarterly total assets less: (i) goodwill, (ii) the nonqualifying intangible assets described in footnote (b), (iii) deductible portions of nonfinancial equity investments, (iv) net unrealized gains or losses on securities available for sale, and (v) assets derecognized as an offset to accumulated other comprehensive income resulting from the adoption and application of SFAS No. 158.

Risk Management
Overview
Like other financial services companies, Key engages in business activities with inherent risks. The ability to properly and effectively identify, measure, monitor and report such risks is essential to maintaining safety and soundness and to maximizing profitability. Management believes that the most significant risks facing Key are market risk, credit risk, liquidity risk and operational risk. Each type of risk is defined and discussed in greater detail in the remainder of this section.
Key’s Board of Directors has established and follows a corporate governance program that serves as the foundation for managing and mitigating risk. In accordance with this program, the Board focuses on the interests of shareholders, encourages strong internal controls, demands management accountability, mandates adherence to Key’s code of ethics and administers an annual self-assessment process. The Board has established Audit and Risk Management committees whose appointed members help the Board meet its risk oversight responsibilities. The responsibilities of these two committees are summarized on page 47 of Key’s 2006 Annual Report to Shareholders.
Market risk management
The values of some financial instruments vary not only with changes in market interest rates, but also with changes in foreign exchange rates. Financial instruments also are susceptible to factors influencing valuations in the equity securities markets and other market-driven rates or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. When the value of an instrument is tied to such external factors, the holder faces “market risk.” Most of Key’s market risk is derived from interest rate fluctuations.
Interest rate risk management
Interest rate risk, which is inherent in the banking business, is measured by the potential for fluctuations in net interest income and the economic value of equity. Such fluctuations may result from changes in interest rates and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. To minimize the volatility of net interest income and the economic value of equity, Key manages exposure to interest rate risk in accordance with guidelines established by the Asset/Liability Management Committee (“ALCO”). This committee, which consists of senior finance and business executives, meets monthly, and periodically reports Key’s interest rate risk positions to the Risk Management Committee of the Board of Directors.
Interest rate risk positions can be influenced by a number of factors other than changes in market interest rates, including economic conditions, the competitive environment within Key’s markets, consumer preferences for specific loan and deposit products, and the level of interest rate exposure arising from basis risk, gap risk, yield curve risk and option risk. Each of these types of risk is defined in the discussion of market risk management, which begins on page 47 of Key’s 2006 Annual Report to Shareholders.
Net interest income simulation analysis. The primary tool used by management to measure Key’s interest rate risk is a simulation analysis. For purposes of this analysis, management estimates Key’s net interest income based on the composition of its balance sheet and the current interest rate environment. The simulation assumes that growth in the balance sheet will reflect recent product trends, as well as consensus economic forecasts.
The amount of net interest income at risk is measured by simulating the change in the level of net interest income that would occur if the Fed Funds Target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion, but not as dramatically. The amount of net interest income at risk is compared to the base case of an unchanged interest rate environment. The analysis also considers sensitivity to changes in a number of other variables, including product pricing assumptions and deposit mix. In addition, management assesses the potential effect of different shapes in the yield curve, including a sustained flat yield curve, an inverted slope yield curve and yield curve twists. (The yield curve depicts the relationship between the yield on a particular type of security and its term to maturity.) Management also performs stress tests to measure the effect on net interest income of an immediate change in market interest rates.
Simulation analysis produces only a sophisticated estimate of interest rate exposure based on assumptions and judgments related to balance sheet growth, customer behavior, new products, new business volume, pricing and anticipated hedging activities. Management tailors the assumptions used in simulation analysis to the specific interest rate environment and yield curve shape being modeled, and validates those assumptions on a periodic basis. Consistent with current practice, simulations are performed with the assumption that interest rate risk positions will be actively managed through the use of on- and off-balance sheet financial instruments to achieve the desired risk profile. Actual results may differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, actual hedging strategies employed and changes in balance sheet composition. Figure 28 (“Net Interest Income Volatility”) on page 48 of Key’s 2006 Annual Report to Shareholders illustrates the variability of simulation results that can arise from changing certain major assumptions.
Figure 24 presents the results of the simulation analysis at March 31, 2007 and 2006. At March 31, 2007, Key’s simulated exposure to a rising interest rate environment was essentially neutral, though exposure to a falling interest rate environment decreased from March 31, 2006. ALCO policy guidelines for risk management call for preventive measures if simulation modeling demonstrates that a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. As shown in Figure 24, Key is operating within these guidelines.
Figure 24. Simulated Change in Net Interest Income

Basis point change assumption (short-term rates)	-200	+200
ALCO policy guidelines	-2.00%	-2.00%

INTEREST RATE RISK ASSESSMENT
March 31, 2007	+1.32%	-.15%
March 31, 2006	+.65	+.53

During the first half of 2006, Key was operating with a slightly asset-sensitive position, which protected net interest income as interest rates increased. Since July 2006, the Federal Reserve has held short-term interest rates constant, and there is uncertainty with regard to the future direction of these rates. Accordingly, management has taken action to move toward a relatively neutral position. Key’s long term bias is to be modestly liability-sensitive, which will help protect net interest income in a declining interest rate environment.
Management also conducts simulations that measure the effect of changes in market interest rates in the second year of a two-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, management simulates changes to the economic value of equity as discussed below.
Economic value of equity modeling. Economic value of equity (“EVE”) measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to changes in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets and liabilities. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as management’s expectations. EVE complements net interest income simulation analysis since it provides estimates of risk exposure beyond twelve and twenty-four month horizons. Management takes preventative measures to ensure that

Key’s EVE will not decrease by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. Key is operating within these guidelines.
Management of interest rate exposure. Management uses the results of its various simulation analyses to formulate strategies to achieve the desired risk profile within the parameters of Key’s capital and liquidity guidelines. Interest rate risk positions are actively managed through the purchase of investment securities, the issuance of term debt with floating or fixed interest rates, and the use of derivatives — predominantly in the form of interest rate swaps. These swaps modify the interest rate characteristics of certain assets and liabilities by converting them from a fixed rate to a floating rate, from a floating rate to a fixed rate, or from one floating index to another.
Figure 25 shows the maturity structure for all swap positions held for asset/liability management (“A/LM”) purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed, pay variable” interest rate swap. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 14 (“Derivatives and Hedging Activities”), which begins on page 29.
Figure 25. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2007					March 31, 2006
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable—conventional A/LM [a]	$8,038	$14	1.6	5.1%	5.3%	$4,100	$(22)
Receive fixed/pay variable—conventional debt	5,163	2	16.3	5.4	5.5	6,198	(53)
Receive fixed/pay variable—forward starting	—	—	—	—	—	500	(1)
Pay fixed/receive variable—conventional debt	855	(9)	4.9	4.6	4.4	946	(7)
Foreign currency—conventional debt	3,301	199	3.1	4.3	5.5	2,721	(85)
Basis swaps [b]	—	—	—	—	—	8,500	(1)

Total portfolio swaps	$17,357	$206	6.4	5.1%	5.4%	$22,965	$(169)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	These portfolio swaps are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Trading portfolio risk management
Key’s trading portfolio is described in Note 14.
Management uses a value at risk (“VAR”) simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of Key’s trading portfolio. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter. Key’s Financial Markets Committee has established VAR limits for Key’s trading units. At March 31, 2007, the aggregate one-day trading limit set by the committee was $4.4 million. In addition to comparing VAR exposure against limits on a daily basis, management monitors loss limits, uses sensitivity measures and conducts stress tests.
Key is operating within the above constraints. During the first three months of 2007, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.0 million, $.7 million and $1.4 million, respectively. During the same period last year, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.1 million, $.7 million and $2.1 million, respectively.

Credit risk management
Credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial service institutions, Key makes loans, extends credit, purchases securities and enters into financial derivative contracts, all of which expose Key to credit risk.
Credit policy, approval and evaluation. Key manages credit risk exposure through a multi-faceted program. Independent committees approve both retail and commercial credit policies. These policies are communicated throughout Key to foster a consistent approach to granting credit. For more information about Key’s credit policies, as well as related approval and evaluation processes, see the section entitled “Credit policy, approval and evaluation,” on page 50 of Key’s 2006 Annual Report to Shareholders.
Key actively manages the overall loan portfolio in a manner consistent with asset quality objectives. This process entails the use of credit derivatives — primarily credit default swaps — to mitigate Key’s credit risk. Credit default swaps enable Key to transfer a portion of the credit risk associated with the underlying extension of credit to a third party, and to manage portfolio concentration and correlation risks. At March 31, 2007, credit default swaps with a notional amount of $1.1 billion were used to manage the credit risk associated with specific commercial lending obligations. Key also provides credit protection to other lenders through the sale of credit default swaps. These transactions may generate fee income and can diversify overall exposure to credit loss. At March 31, 2007, the notional amount of credit default swaps sold by Key was $25 million.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps did not have a significant effect on Key’s operating results for the three-month period ended March 31, 2007.
Other actions used to manage the loan portfolio include loan securitizations, portfolio swaps, or bulk purchases and sales. The overarching goal is to continually manage the loan portfolio within a desirable range of asset quality.
Watch and criticized assets. Watch assets are troubled commercial loans with the potential for further deterioration in quality due to the client’s current financial condition and possible inability to perform in accordance with the terms of the underlying contract. Criticized assets are troubled loans and other assets that show additional signs of weakness that may lead, or have led, to an interruption in scheduled repayments from primary sources, potentially requiring Key to rely on repayment from secondary sources, such as collateral liquidation.
At March 31, 2007, the level of watch commitments was higher than that experienced a year earlier. This increase was attributable to a number of client segments across a range of loan portfolios; most notably Real Estate Capital and Commercial Floor Plan. Over the past twelve months, the level of criticized commitments increased modestly. Increases in the Commercial Floor Plan and Real Estate Capital portfolios were largely offset by the favorable settlement of the automobile residual value insurance litigation, which eliminated the related receivable. Management continues to closely monitor fluctuations in Key’s watch and criticized commitments.
Allowance for loan losses. The allowance for loan losses at March 31, 2007, was $944 million, or 1.44% of loans, compared to $944 million, or 1.43%, at December 31, 2006, and $966 million, or 1.44%, at March 31, 2006. The allowance includes $22 million that was specifically allocated for impaired loans of $46 million at March 31, 2007, compared to $14 million that was allocated for impaired loans of $34 million at December 31, 2006, and $8 million that was allocated for impaired loans of $18 million one year ago. For more information about impaired loans, see Note 9 (“Nonperforming Assets and Past Due Loans”) on page 21. At March 31, 2007, the allowance for loan losses was 371.65% of nonperforming loans, compared to 327.46% at March 31, 2006.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 69 of Key’s 2006 Annual Report to Shareholders. Briefly, management estimates the appropriate level of Key’s allowance for loan losses by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. For an impaired loan, special treatment exists if the outstanding balance is greater than $2.5 million and the resulting allocation is deemed insufficient to cover the extent of the impairment. In such cases, a specific allowance is assigned to the loan. A specific allowance may be assigned even when sources of repayment appear sufficient if management remains uncertain about whether the loan will be repaid in full. The aggregate balance of the allowance for loan losses at March 31, 2007, represents management’s best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 26, Key’s allowance for loan losses decreased by $22 million, or 2%, during the past twelve months. This reduction was attributable to improving credit quality trends, as well as the third quarter 2006 transfer of $2.5 billion of home equity loans from the loan portfolio to loans held for sale in connection with Key’s expected sale of the Champion Mortgage finance business.
Figure 26. Allocation of the Allowance for Loan Losses

	March 31, 2007			December 31, 2006			March 31, 2006
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$353	37.4%	32.7%	$341	36.1%	32.5%	$365	37.8%	32.4%
Real estate — commercial mortgage	167	17.7	12.9	170	18.0	12.8	156	16.1	12.2
Real estate — construction	131	13.9	12.7	132	14.0	12.5	103	10.7	11.2
Commercial lease financing	135	14.3	15.3	139	14.7	15.6	176	18.2	14.4

Total commercial loans	786	83.3	73.6	782	82.8	73.4	800	82.8	70.2
Real estate — residential mortgage	13	1.4	2.2	12	1.3	2.2	13	1.4	2.2
Home equity	77	8.1	16.2	74	7.8	16.4	90	9.3	20.0
Consumer — direct	28	3.0	2.1	29	3.1	2.3	28	2.9	2.5
Consumer — indirect	40	4.2	5.9	47	5.0	5.7	35	3.6	5.1

Total consumer loans	158	16.7	26.4	162	17.2	26.6	166	17.2	29.8

Total	$944	100.0%	100.0%	$944	100.0%	100.0%	$966	100.0%	100.0%

Net loan charge-offs. Net loan charge-offs for the first quarter of 2007 were $44 million, or .27% of average loans from continuing operations. These results compare to net charge-offs of $39 million, or .24%, for the same period last year. The composition of Key’s loan charge-offs and recoveries by loan type is shown in Figure 27. The largest increase in net charge-offs occurred in the commercial lease financing portfolio.

Figure 27. Summary of Loan Loss Experience

	Three months ended
	March 31,
dollars in millions	2007	2006

Average loans outstanding from continuing operations	$65,669	$64,220

Allowance for loan losses at beginning of period	$944	$996
Loans charged off:
Commercial, financial and agricultural	17	24

Real estate — commercial mortgage	6	3
Real estate — construction	1	2

Total commercial real estate loans [a]	7	5
Commercial lease financing	13	6

Total commercial loans	37	35
Real estate — residential mortgage	1	1
Home equity	8	8
Consumer — direct	7	10
Consumer — indirect	11	11

Total consumer loans	27	30

	64	65
Recoveries:
Commercial, financial and agricultural	7	12

Real estate — commercial mortgage [a]	3	1
Commercial lease financing	3	5

Total commercial loans	13	18
Home equity	1	2
Consumer — direct	2	2
Consumer — indirect	4	4

Total consumer loans	7	8

	20	26

Net loan charge-offs	(44)	(39)
Provision for loan losses from continuing operations	44	39

Allowance for loan losses at end of period	$944	$996

Net loan charge-offs to average loans from continuing operations	.27%	.24%
Allowance for loan losses to period-end loans	1.44	1.44
Allowance for loan losses to nonperforming loans	371.65	327.46

(a)	See Figure 15 and the accompanying discussion on page 50 for more information related to Key’s commercial real estate portfolio.
Nonperforming assets. Figure 28 shows the composition of Key’s nonperforming assets. These assets totaled $353 million at March 31, 2007, and represented .54% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared to $273 million, or .41%, at December 31, 2006, and $320 million, or .48%, at March 31, 2006.
As shown in Figure 28, the growth in nonperforming assets over the past twelve months was attributable to increases in OREO and other nonperforming assets. The increase in other nonperforming assets was due to one investment of approximately $51 million held by the Private Equity unit within Key’s Real Estate Capital line of business. These increases were partially offset by reductions in nonperforming loans within the real estate residential mortgage and home equity portfolios. The decrease in nonperforming home equity loans was attributable to the November 2006 sale of the nonprime mortgage loan portfolio held by the Champion Mortgage finance business.

At March 31, 2007, Key’s 20 largest nonperforming loans totaled $77 million, representing 30% of total loans on nonperforming status.
Figure 28. Summary of Nonperforming Assets and Past Due Loans

	March 31,	December 31,	September 30,	June 30,	March 31,
dollars in millions	2007	2006	2006	2006	2006

Commercial, financial and agricultural	$70	$38	$42	$76	$68

Real estate — commercial mortgage	44	48	36	35	37
Real estate — construction	10	10	37	4	4

Total commercial real estate loans [a]	54	58	73	39	41
Commercial lease financing	31	22	20	29	29

Total commercial loans	155	118	135	144	138
Real estate — residential mortgage	32	34	34	36	48
Home equity [b]	52	50	46	90	97
Consumer — direct	2	2	2	3	6
Consumer — indirect	13	11	6	6	6

Total consumer loans	99	97	88	135	157

Total nonperforming loans	254	215	223	279	295

Nonperforming loans held for sale [b]	3	3	56	1	2

OREO	42	57	52	26	21
Allowance for OREO losses	(2)	(3)	(3)	(1)	(1)

OREO, net of allowance	40	54	49	25	20

Other nonperforming assets	56 [c]	1	1	3	3

Total nonperforming assets	$353	$273	$329	$308	$320

Accruing loans past due 90 days or more	$146	$120	$125	$119	$107
Accruing loans past due 30 through 89 days	626	644	715	600	498

Nonperforming loans to period-end portfolio loans	.39%	.33%	.34%	.41%	.44%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.54	.41	.50	.46	.48

(a)	See Figure 15 and the accompanying discussion on page 50 for more information related to Key’s commercial real estate portfolio.

(b)	On August 1, 2006, Key transferred approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with an expected sale of the Champion Mortgage finance business.

(c)	Primarily one investment of approximately $51 million held by the Private Equity unit within Key’s Real Estate Capital line of business.
Credit exposure by industry classification in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans,” is presented in Figure 29. The types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are summarized in Figure 30.

Figure 29. Commercial, Financial and Agricultural Loans

				Nonperforming Loans
March 31, 2007	Total		Loans		% of Loans
dollars in millions	Commitments	[a]	Outstanding	Amount	Outstanding

Industry classification:
Manufacturing	$10,381		$3,673	$4	.1%
Services	9,781		2,949	12	.4
Retail trade	5,293		3,490	5	.1
Public utilities	3,597		589	—	—
Financial services	3,526		1,137	—	—
Wholesale trade	3,380		1,464	5	.3
Property management	3,048		1,397	—	—
Insurance	2,403		152	—	—
Building contractors	2,384		1,013	7	.7
Transportation	2,227		1,548	27	1.7
Public administration	939		403	—	—
Agriculture/forestry/fishing	916		532	2	.4
Communications	877		305	—	—
Mining	872		264	—	—
Individuals	37		12	—	—
Other	3,167		2,548	8	.3

Total	$52,828		$21,476	$70	.3%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 30. Summary of Changes in Nonperforming Loans

	2007	2006
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$215	$223	$279	$295	$277
Loans placed on nonaccrual status	129	115	134	98	100
Charge-offs	(61)	(74)	(70)	(59)	(65)
Loans sold	—	(5)	(22)	(6)	(2)
Payments	(7)	(23)	(43)	(45)	(15)
Transfer to held-for-sale portfolio [a]	—	—	(55)	—	—
Transfers to OREO	(9)	(12)	—	(4)	—
Loans returned to accrual status	(13)	(9)	—	—	—

Balance at end of period	$254	$215	$223	$279	$295

(a)	On August 1, 2006, Key transferred approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with its intention to pursue the sale of the Champion Mortgage finance business.
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
Key manages liquidity for all of its affiliates on an integrated basis. This approach considers the unique funding sources available to each entity and the differences in their capabilities to manage through adverse conditions. It also recognizes that the access of all affiliates to money market funding would be similarly affected by adverse market conditions or other events that could negatively affect the level or cost of liquidity. As part of the management process, Key’s management has established guidelines or target ranges that relate to the maturities of various types of wholesale borrowings, such as money market funding and term debt. In addition, management assesses Key’s needs for future reliance on wholesale borrowings and then develops strategies to address those needs. Moreover, Key will, on occasion, guarantee a subsidiary’s obligations in transactions with third parties. Management closely monitors the extension of such guarantees to ensure that Key retains ample liquidity in the event it must step in to provide financial support.
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
Key performs stress tests to consider the effect that a potential downgrade in its debt ratings could have on liquidity over various time periods. These debt ratings, which are presented in Figure 31 on page 68, have a direct impact on Key’s cost of funds and ability to raise funds under normal as well as adverse conditions. The results of the stress tests indicate that, following the occurrence of an adverse event, Key can continue to meet its financial obligations and to fund its operations for at least two years. The stress test scenarios include major disruptions to Key’s access to funding markets and consider the potential adverse effect of core client activity on cash flows. To compensate for the effect of these activities, alternative sources of liquidity are incorporated into the analysis over different time periods to project how fluctuations on the balance sheet would be managed. Key actively manages several alternatives for enhancing liquidity, including generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, purchasing deposits from other banks, and developing relationships with fixed income investors. Management also measures Key’s capacity to borrow using various debt instruments and funding markets.
Key maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, eurodollars and commercial paper) and also can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve Bank outstanding at March 31, 2007.
Key monitors its funding sources and measures its capacity to obtain funds in a variety of wholesale funding markets in an effort to maintain an appropriate mix of funds, considering both cost and availability. Key uses several tools as described on page 55 of the 2006 Annual Report to Shareholders to actively manage and maintain sufficient liquidity on an ongoing basis.
In addition to cash flows from operations, Key’s cash flows come from both investing and financing activities. Since December 31, 2005, prepayments and maturities of securities available for sale have been the primary sources of cash from investing activities. Securities sold in connection with the repositioning of the securities portfolio also provided significant cash inflow during the first quarter of 2007.
Investing activities that have required the greatest use of cash include lending and purchases of new securities.
Key utilizes financing activities to meet the cash flow needs generated by operating and investing activities that cannot be met by deposit growth. These cash needs may be addressed by increasing short- and/or long-term borrowings. Conversely, excess cash generated by operating, investing and deposit-gathering activities may be used to repay outstanding debt.

In 2006, cash generated by the sale of discontinued operations was used to pay down short-term borrowings. During the first quarter of 2007, short-term borrowings were used to pay down long-term debt.
The Consolidated Statements of Cash Flows on page 6 summarize Key’s sources and uses of cash by type of activity for the three-month periods ended March 31, 2007 and 2006.
Liquidity for KeyCorp (the “parent company”)
The parent company has sufficient liquidity when it can service its debt, support customary corporate operations and activities (including acquisitions), at a reasonable cost, in a timely manner and without adverse consequences, and pay dividends to shareholders.
Management’s primary tool for assessing parent company liquidity is the net short-term cash position, which measures the ability to fund debt maturing in twelve months or less with existing liquid assets. Another key measure of parent company liquidity is the “liquidity gap,” which represents the difference between projected liquid assets and anticipated financial obligations over specified time horizons. Key generally relies upon the issuance of term debt to manage the liquidity gap within targeted ranges assigned to various time periods.
The parent has met its liquidity requirements principally through regular dividends from KBNA. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year up to the date of dividend declaration. During the first three months of 2007, KBNA paid the parent a total of $200 million in dividends, and nonbank subsidiaries paid the parent a total of $18 million in dividends. As of the close of business on March 31, 2007, KBNA had an additional $134 million available to pay dividends to the parent without prior regulatory approval and without affecting its status as “well-capitalized” under FDIC-defined capital categories.
The parent company generally maintains excess funds in short-term investments in an amount sufficient to meet projected debt maturities over the next twelve months. At March 31, 2007, the parent company held $2.1 billion in short-term investments, which management projected to be sufficient to meet debt repayment obligations over a period of approximately 25 months.
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
Bank note program. KBNA’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion. During the first quarter of 2007, there were no notes issued under this program. At March 31, 2007, $18.7 billion was available for future issuance.
Euro medium-term note program. Under Key’s euro medium-term note program, the parent company and KBNA may issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KBNA and $1.0 billion by the parent company). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars or foreign currencies. During the first quarter of 2007, there were no notes issued under this program. At March 31, 2007, $6.7 billion was available for future issuance.

KeyCorp medium-term note program. In January 2005, the parent company registered $2.9 billion of securities under a shelf registration statement filed with the SEC. Of this amount, $1.9 billion has been allocated for the issuance of both long- and short-term debt in the form of medium-term notes. During the first quarter of 2007, there were no notes issued under this program. At March 31, 2007, unused capacity under this shelf registration statement totaled $1.9 billion.
Commercial paper. The parent company has a commercial paper program that provides funding availability of up to $500 million. As of March 31, 2007, there were no borrowings outstanding under this program.
KBNA has a separate commercial paper program at a Canadian subsidiary that provides funding availability of up to C$1.0 billion in Canadian currency. The borrowings under this program can be denominated in Canadian or U.S. dollars. As of March 31, 2007, borrowings outstanding under this commercial paper program totaled C$363 million in Canadian currency and $144 million in U.S. currency (equivalent to C$166 million in Canadian currency).
Key’s debt ratings are shown in Figure 31 below. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by the parent company or KBNA that would be marketable to investors at a competitive cost.
Figure 31. Debt Ratings

Enhanced
		Senior	Subordinated		Trust
	Short-Term	Long-Term	Long-Term	Capital	Preferred
March 31, 2007	Borrowings	Debt	Debt	Securities	Securities

KeyCorp (the parent company)
Standard & Poor’s	A-2	A-	BBB+	BBB	BBB
Moody’s	P-1	A2	A3	A3	A3
Fitch	F1	A	A-	A-	A-

KBNA
Standard & Poor’s	A-1	A	A-	N/A	N/A
Moody’s	P-1	A1	A2	N/A	N/A
Fitch	F1	A	A-	N/A	N/A

Key Nova Scotia Funding Company (“KNSF”)
Dominion Bond Rating Service [a]	R-1 (middle)	N/A	N/A	N/A	N/A

(a)	Reflects the guarantee by KBNA of KNSF’s issuance of Canadian commercial paper.
N/A = Not Applicable
Operational risk management
Key, like all businesses, is subject to operational risk, which is the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. Resulting losses could take the form of explicit charges, increased operational costs, harm to Key’s reputation or forgone opportunities. Key seeks to mitigate operational risk through a system of internal controls. For more information on Key’s efforts to monitor and manage its operational risk, see page 57 of Key’s 2006 Annual Report to Shareholders.
Regulatory agreements. On October 17, 2005, KeyCorp entered into a memorandum of understanding with the Federal Reserve Bank of Cleveland (“FRBC”), and KBNA entered into a consent order with the Comptroller of the Currency (“OCC”), concerning compliance-related matters, particularly arising under the Bank Secrecy Act. Management does not expect these actions to have a material effect on Key’s operating results; neither the OCC nor the FRBC imposed a fine or civil money penalty in the matter. As part of the consent order and memorandum of understanding, Key has agreed to continue to strengthen its anti-money laundering and other compliance controls. Management believes significant progress has been made in this regard and continues to work on making the necessary improvements, including enhanced training for employees, upgraded client due diligence procedures and advanced technologies.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information presented in Figure 22 on page 56 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
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

KEYCORP

(Registrant)

Date: May 9, 2007	/s/ Robert L. Morris

	By:	Robert L. Morris
Executive Vice President
and Chief Accounting Officer