Form 10-Q
period 2007-06-30
KEYCORP /NEW/
filed 2007-08-08
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	390,382,146 Shares

(Title of class)	(Outstanding at July 31, 2007)

KEYCORP

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
dollars in millions	2007	2006	2006
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,818	$2,264	$2,814
Short-term investments	1,632	1,407	1,577
Securities available for sale	7,819	7,827	7,140
Investment securities (fair value: $37, $42 and $45)	37	41	44
Other investments	1,602	1,352	1,379
Loans, net of unearned income of $2,146, $2,136 and $2,078	66,692	65,826	67,408
Less: Allowance for loan losses	945	944	956

Net loans	65,747	64,882	66,452
Loans held for sale	4,546	3,637	4,189
Premises and equipment	600	595	557
Operating lease assets	1,110	1,124	1,043
Goodwill	1,202	1,202	1,372
Other intangible assets	110	120	132
Corporate-owned life insurance	2,822	2,782	2,732
Derivative assets	1,160	1,091	1,016
Accrued income and other assets	3,871	4,013	4,347

Total assets	$94,076	$92,337	$94,794

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$23,315	$24,340	$25,291
Savings deposits	1,613	1,642	1,751
Certificates of deposit ($100,000 or more)	6,197	5,941	5,224
Other time deposits	11,832	11,956	11,542

Total interest-bearing deposits	42,957	43,879	43,808
Noninterest-bearing deposits	14,199	13,553	13,268
Deposits in foreign office — interest-bearing	3,443	1,684	3,762

Total deposits	60,599	59,116	60,838
Federal funds purchased and securities sold under repurchase agreements	4,362	3,643	3,654
Bank notes and other short-term borrowings	2,631	1,192	2,360
Derivative liabilities	1,119	922	1,156
Accrued expense and other liabilities	5,083	5,228	4,999
Long-term debt	12,581	14,533	14,050

Total liabilities	86,375	84,634	87,057

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,652	1,602	1,577
Retained earnings	8,720	8,377	8,199
Treasury stock, at cost (102,527,008, 92,735,595 and 89,217,117 shares)	(2,994)	(2,584)	(2,411)
Accumulated other comprehensive loss	(169)	(184)	(120)

Total shareholders’ equity	7,701	7,703	7,737

Total liabilities and shareholders’ equity	$94,076	$92,337	$94,794

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2007	2006	2007	2006

INTEREST INCOME
Loans	$1,176	$1,136	$2,337	$2,196
Loans held for sale	82	73	157	141
Investment securities	—	1	1	1
Securities available for sale	106	84	206	167
Short-term investments	16	16	34	31
Other investments	15	17	28	42

Total interest income	1,395	1,327	2,763	2,578

INTEREST EXPENSE
Deposits	447	378	880	708
Federal funds purchased and securities sold under repurchase agreements	59	20	108	40
Bank notes and other short-term borrowings	18	27	29	51
Long-term debt	185	198	381	381

Total interest expense	709	623	1,398	1,180

NET INTEREST INCOME	686	704	1,365	1,398
Provision for loan losses	53	23	97	62

Net interest income after provision for loan losses	633	681	1,268	1,336

NONINTEREST INCOME
Trust and investment services income	115	139	240	274
Service charges on deposit accounts	84	77	159	149
Investment banking and capital markets income	52	57	96	117
Operating lease income	66	56	130	108
Letter of credit and loan fees	45	45	83	85
Corporate-owned life insurance income	32	26	57	51
Electronic banking fees	25	27	49	51
Net gains from loan securitizations and sales	33	10	42	20
Net securities gains (losses)	2	4	(45)	5
Gain on sale of McDonald Investments branch network	—	—	171	—
Other income	195	104	321	166

Total noninterest income	649	545	1,303	1,026

NONINTEREST EXPENSE
Personnel	411	427	839	827
Net occupancy	59	59	122	120
Computer processing	49	49	100	105
Operating lease expense	55	45	107	86
Professional fees	26	40	52	73
Equipment	24	26	49	52
Marketing	20	23	39	38
Other expense	171	129	291	249

Total noninterest expense	815	798	1,599	1,550

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	467	428	972	812
Income taxes	130	125	277	235

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	337	303	695	577
(Loss) income from discontinued operations, net of taxes of ($2), $4, ($7) and $10, respectively (see Note 3)	(3)	5	(11)	15

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	334	308	684	592
Cumulative effect of accounting change, net of taxes (see Note 1)	—	—	—	5

NET INCOME	$334	$308	$684	$597

Per common share:
Income from continuing operations before cumulative effect of accounting change	$.86	$.75	$1.76	$1.42
Income before cumulative effect of accounting change	.85	.76	1.73	1.46
Net income	.85	.76	1.73	1.47
Per common share — assuming dilution:
Income from continuing operations before cumulative effect of accounting change	$.85	$.74	$1.74	$1.40
Income before cumulative effect of accounting change	.84	.75	1.71	1.44
Net income	.84	.75	1.71	1.45
Cash dividends declared per common share	$.365	$.345	$.73	$.69
Weighted-average common shares outstanding (000)	392,045	404,528	394,944	405,949
Weighted-average common shares and potential common shares outstanding (000)	396,918	410,559	400,180	411,842

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Shares	Surplus	Earnings	at Cost	Loss	Income

BALANCE AT DECEMBER 31, 2005	406,624	$492	$1,534	$7,882	$(2,204)	$(106)
Net income				597			$597
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($33)[a]						(55)	(55)
Net unrealized gains on derivative financial instruments, net of income taxes of $5						9	9
Net unrealized losses on common investments held in employee welfare benefits trust, net of income taxes						(1)	(1)
Foreign currency translation adjustments						33	33

Total comprehensive income							$583

Deferred compensation			19
Cash dividends declared on common shares ($.69 per share)				(280)
Issuance of common shares for stock options and other employee benefit plans	6,048		24		158
Repurchase of common shares	(10,000)				(365)

BALANCE AT JUNE 30, 2006	402,672	$492	$1,577	$8,199	$(2,411)	$(120)

BALANCE AT DECEMBER 31, 2006	399,153	$492	$1,602	$8,377	$(2,584)	$(184)
Cumulative effect of adopting FSP 13-2, net of income taxes of ($2) (see Note 1)				(52)
Cumulative effect of adopting FIN 48, net of income taxes of ($1) (see Note 1)				(1)

BALANCE AT JANUARY 1, 2007				8,324
Net income				684			$684
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($12)[a]						(19)	(19)
Net unrealized gains on derivative financial instruments, net of income taxes of $6						10	10
Foreign currency translation adjustments						14	14
Net pension and postretirement benefit costs, net of income taxes						10	10

Total comprehensive income							$699

Deferred compensation			27	(2)
Cash dividends declared on common shares ($.73 per share)				(286)
Issuance of common shares for stock options and other employee benefit plans	4,209		23		117
Repurchase of common shares	(14,000)				(527)

BALANCE AT JUNE 30, 2007	389,362	$492	$1,652	$8,720	$(2,994)	$(169)

(a)	Net of reclassification adjustments.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
in millions	2007	2006

OPERATING ACTIVITIES
Net income	$684	$597
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	97	63
Depreciation and amortization expense	209	190
Litigation reserve	42	—
Net securities (gains) losses	45	(5)
Gain from sale of McDonald Investments branch network	(171)	—
Gains related to MasterCard Incorporated shares	(40)	(9)
Gain from settlement of automobile residual value insurance litigation	(26)	—
Net gains from principal investing	(119)	(20)
Net gains from loan securitizations and sales	(42)	(20)
Loss from sale of discontinued operations	2	—
Proceeds from settlement of automobile residual value insurance litigation	279	—
Deferred income taxes	(56)	(195)
Net increase in loans held for sale	(909)	(808)
Net (increase) decrease in trading account assets	(82)	47
Other operating activities, net	(343)	(250)

NET CASH USED IN OPERATING ACTIVITIES	(430)	(410)
INVESTING ACTIVITIES
Cash used in acquisitions, net of cash acquired	—	(34)
Proceeds from sale of McDonald Investments branch network, net of retention payments	199	—
Proceeds from sale of Mastercard Incorporated shares	40	—
Net increase in other short-term investments	(143)	(32)
Purchases of securities available for sale	(3,955)	(1,760)
Proceeds from sales of securities available for sale	2,449	71
Proceeds from prepayments and maturities of securities available for sale	1,443	1,735
Purchases of investment securities	—	(2)
Proceeds from prepayments and maturities of investment securities	4	49
Purchases of other investments	(363)	(269)
Proceeds from sales of other investments	213	103
Proceeds from prepayments and maturities of other investments	64	147
Net increase in loans, excluding acquisitions, sales and transfers	(1,309)	(1,238)
Purchases of loans	(56)	(60)
Proceeds from loan securitizations and sales	287	229
Purchases of premises and equipment	(58)	(32)
Proceeds from sales of premises and equipment	1	2
Proceeds from sales of other real estate owned	45	15

NET CASH USED IN INVESTING ACTIVITIES	(1,139)	(1,076)
FINANCING ACTIVITIES
Net increase in deposits	1,479	2,084
Net increase (decrease) in short-term borrowings	2,158	(601)
Net proceeds from issuance of long-term debt	39	1,345
Payments on long-term debt	(1,845)	(1,148)
Purchases of treasury shares	(526)	(365)
Net proceeds from issuance of common stock	93	138
Tax benefits in excess of recognized compensation cost for stock-based awards	11	19
Cash dividends paid	(286)	(280)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,123	1,192

NET DECREASE IN CASH AND DUE FROM BANKS	(446)	(294)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	2,264	3,108

CASH AND DUE FROM BANKS AT END OF PERIOD	$1,818	$2,814

Additional disclosures relative to cash flows:
Interest paid	$1,416	$1,283
Income taxes paid	135	311
Noncash items:
Loans transferred to other real estate owned	$20	$19

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
The consolidated financial statements include any voting rights entity in which Key has a controlling financial interest. In accordance with Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” a variable interest entity (“VIE”) is consolidated if Key has a variable interest in the entity and is exposed to the majority of its expected losses and/or residual returns (i.e., Key is considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 8 (“Variable Interest Entities”) on page 22 for information on Key’s involvement with VIEs.
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
Servicing Assets
Key’s servicing assets, which totaled $303 million at June 30, 2007, $282 million at December 31, 2006, and $256 million at June 30, 2006, are included in “accrued income and other assets” on the balance sheet. Key services both mortgage and education loans. Servicing assets at June 30, 2007, include $272 million related to mortgage loan servicing and $31 million related to education loan servicing.
Effective January 1, 2007, Key adopted SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140,” which requires that newly purchased or retained servicing assets and liabilities be initially measured at fair value, if practicable. SFAS No. 156 also requires the subsequent remeasurement of servicing assets and liabilities at each reporting date using one of two methods: amortization over the servicing period or measurement at fair value.

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
In accordance with SFAS No. 140, the initial value of servicing assets purchased or retained prior to January 1, 2007, was determined by allocating the amount of the assets sold or securitized to the retained interests and the assets sold based on their relative fair values at the date of transfer. These servicing assets are reported at the lower of amortized cost or fair value.
Servicing assets are evaluated quarterly for possible impairment by classifying the assets based on the types of loans serviced and their associated interest rates, and estimating the fair value of each class. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced through a charge to income in the amount of such excess. There was no servicing asset impairment in the six-month periods ended June 30, 2007 and 2006. Additional information pertaining to servicing assets is included in Note 7 (“Mortgage Servicing Assets”), which begins on page 21.
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
Accounting Pronouncements Adopted in 2007
Accounting for leveraged leases. In July 2006, the FASB issued Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which provides additional guidance on the application of SFAS No. 13, “Accounting for Leases.” This guidance affects when earnings from leveraged lease transactions will be recognized, and requires a lessor to recalculate its recognition of lease income when there are changes or projected changes in the timing of cash flows, including changes due to final or expected settlements of tax matters. Previously, leveraged lease transactions were required to be recalculated only when a change in the total projected net income from the lease occurred. This guidance became effective for fiscal years beginning after December 15, 2006 (effective January 1, 2007, for Key).
Adoption of this guidance resulted in a cumulative after-tax charge of $52 million to Key’s retained earnings. Future earnings are expected to increase over the remaining term of the affected leases by a similar amount. Additional information related to Staff Position No. 13-2 is included in Note 12 (“Income Taxes”) under the heading “Tax-Related Accounting Pronouncements Adopted in 2007” on page 26.

Accounting for uncertain tax positions. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining the minimum threshold that a tax position must meet for the associated tax benefit to be recognized in a company’s financial statements. It also provides guidance on measurement and derecognition of tax benefits, and requires expanded disclosures. The interpretation became effective for fiscal years beginning after December 15, 2006 (effective January 1, 2007, for Key). Adoption of this guidance did not have a material impact on Key’s financial condition or results of operations. Additional information related to this interpretation is included in Note 12 under the heading “Tax-Related Accounting Pronouncements Adopted in 2007.”
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
Accounting Pronouncements Pending Adoption
Accounting for investment companies. In June 2007, the Accounting Standards Executive Committee, under the auspices of the FASB, issued Statement of Position (“SOP”) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The new pronouncement provides guidance for determining whether an entity is within the scope of the Guide and whether the specialized industry accounting principles of the Guide should be applied by a parent company in accounting for an investment company subsidiary. SOP No. 07-1 will be effective for fiscal years beginning on or after December 15, 2007 (effective January 1, 2008, for Key). Management is evaluating the potential effect this guidance may have on Key’s financial condition or results of operations.
Investment companies under Revised Interpretation No. 46. In May 2007, the FASB issued Staff Position FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies.” The new pronouncement provides an exception to the scope of Revised Interpretation No. 46 for investment companies within the scope of SOP No. 07-1. Staff Position FIN 46(R)-7 will be effective for fiscal years beginning on or after December 15, 2007 (effective January 1, 2008, for Key). Management is evaluating the potential effect this guidance may have on Key’s financial condition or results of operations.
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
Employers’ accounting for defined benefit pension and other postretirement plans. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Except for the measurement requirement, Key adopted this accounting guidance as of December 31, 2006. Additional information regarding the adoption of SFAS No. 158 is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Accounting Pronouncements Adopted in 2006” on page 72 of Key’s 2006 Annual Report to Shareholders. The requirement to measure plan assets and benefit obligations as of the end of an employer’s fiscal year is effective for years ending after December 15, 2008 with earlier application encouraged (no later than December 31, 2008, for Key). Adoption of this guidance is not expected to have a material effect on Key’s financial condition or results of operations.
2. Earnings per Common Share
Key’s basic and diluted earnings per common share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2007	2006	2007	2006

EARNINGS
Income from continuing operations before cumulative effect of accounting change	$337	$303	$695	$577
(Loss) income from discontinued operations, net of taxes	(3)	5	(11)	15
Income before cumulative effect of accounting change	334	308	684	592
Net income	334	308	684	597

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	392,045	404,528	394,944	405,949
Effect of dilutive common stock options and other stock awards (000)	4,873	6,031	5,236	5,893

Weighted-average common shares and potential common shares outstanding (000)	396,918	410,559	400,180	411,842

EARNINGS PER COMMON SHARE
Income per common share from continuing operations before cumulative effect of accounting change	$.86	$.75	$1.76	$1.42
(Loss) income per common share from discontinued operations	(.01)	.01	(.03)	.04
Income per common share before cumulative effect of accounting change	.85	.76	1.73	1.46
Net income per common share	.85	.76	1.73	1.47

Income per common share from continuing operations before cumulative effect of accounting change — assuming dilution	$.85	$.74	$1.74	$1.40
(Loss) income per common share from discontinued operations — assuming dilution	(.01)	.01	(.03)	.04
Income per common share before cumulative effect of accounting change — assuming dilution	.84	.75	1.71	1.44
Net income per common share — assuming dilution	.84	.75	1.71	1.45

3. Acquisitions and Divestitures
Acquisitions and divestitures either completed by Key during 2006 and the first six months of 2007, or pending completion, are summarized below.
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

	Three months ended June 30,		Six months ended June 30,
in millions	2007	2006	2007	2006

(Loss) income, net of taxes of ($1), $4, ($3) and $10, respectively [a]	$(2)	$5	$(6)	$15
Loss on disposal, net of taxes of ($1)	—	—	(1)	—
Disposal transaction costs, net of taxes of ($1) and ($3), respectively	(1)	—	(4)	—

(Loss) income from discontinued operations	$(3)	$5	$(11)	$15

(a)	Includes after-tax charges of $.07 million and $18 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $.7 million and $35 million for the six-month periods ended June 30, 2007 and 2006, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support Champion’s operations.
The discontinued assets and liabilities of Champion Mortgage included in the Consolidated Balance Sheets on page 3 are as follows:

	June 30,	December 31,	June 30,
in millions	2007	2006	2006

Loans	$9	$10	$2,454
Loans held for sale	—	179	—
Accrued income and other assets	2	22	234

Total assets	$11	$211	$2,688

Deposits	—	$88	$9
Accrued expense and other liabilities	$14	17	6

Total liabilities	$14	$105	$15

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
Acquisitions Pending
Tuition Management Systems, Inc.
On August 1, 2007, Key entered into a definitive agreement to acquire Tuition Management Systems, Inc. (“TMS”), one of the nation’s largest providers of outsourced tuition planning, billing, counseling, payment and related technology services. Headquartered in Warwick, Rhode Island, TMS serves more than 700 colleges, universities, elementary and secondary educational institutions. The terms of the transaction, which is expected to close in the third quarter of 2007, are not material.
U.S.B. Holding Co., Inc.
On July 26, 2007, Key entered into a definitive agreement to acquire U.S.B. Holding Co., Inc. (“U.S.B.”), the holding company for Union State Bank, a state-chartered commercial bank headquartered in Orangeburg, New York, with 31 branches. U.S.B. has assets of approximately $3 billion and deposits of approximately $2 billion. Under the terms of the agreement, each share of U.S.B. common stock will be exchanged at the closing for .455 KeyCorp common shares and $8.925 in cash. Based on the closing price of KeyCorp common shares on July 26, 2007 (the last trading day preceding the announcement of the agreement), the transaction would be valued at approximately $575 million. The transaction is expected to close within six months of the date of the agreement, subject to approval by U.S.B. shareholders and banking regulators.

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
Business Services provides payroll processing solutions for businesses of all sizes.
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
The table that spans pages 15 and 16 shows selected financial data for each major business group for the three- and six-month periods ended June 30, 2007 and 2006. This table is accompanied by supplementary information for each of the lines of business that make up these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles (“GAAP”) guide financial accounting, but there is no authoritative guidance for “management accounting”—the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
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
Effective January 1, 2007, Key reorganized the following business units within its lines of business:
♦	The Mortgage Services unit, previously included under the Consumer Finance line of business within the National Banking group, has been moved to the Regional Banking line of business within the Community Banking group.

♦	In light of the Champion divestiture, the National Home Equity unit, previously included under the Consumer Finance line of business within the National Banking group, has been eliminated and replaced by the remaining Home Equity Services unit.

♦	Business Services has been added as a unit under the Consumer Finance line of business within the National Banking group.

Three months ended June 30,	Community Banking		National Banking		Other Segments
dollars in millions	2007	2006	2007	2006	2007	2006

SUMMARY OF OPERATIONS
Net interest income (TE)	$420	$436	$348	$349	$(29)	$(30)
Noninterest income	204	236	282	247	121	51

Total revenue (TE)[a]	624	672	630	596	92	21
Provision for loan losses	21	21	32	2	—	—
Depreciation and amortization expense	33	36	71	61	—	—
Other noninterest expense	415	455	257	252	33 [e]	7

Income (loss) from continuing operations before income taxes (TE)	155	160	270	281	59	14
Allocated income taxes and TE adjustments	58	60	101	105	10	(5)

Income from continuing operations	97	100	169	176	49	19
(Loss) income from discontinued operations, net of taxes	—	—	(3)	5	—	—

Net income	$97	$100	$166	$181	$49	$19

Percent of consolidated income from continuing operations	29%	33%	50%	58%	14%	6%
Percent of total segments income from continuing operations	31	34	54	60	15	6

AVERAGE BALANCES [b]
Loans and leases	$26,551	$26,830	$39,348	$37,730	$266	$301
Total assets [a]	29,291	29,918	49,639	47,682	12,387	11,395
Deposits	46,171	46,675	12,036	10,633	2,361	1,827

OTHER FINANCIAL DATA
Net loan charge-offs	$26	$24	$27	$10	—	—
Return on average allocated equity [b]	15.80%	16.09%	16.43%	18.55%	N/M	N/M
Return on average allocated equity	15.80	16.09	16.14	17.93	N/M	N/M
Average full-time equivalent employees	8,202	8,782	3,830	4,231	43	39

Six months ended June 30,	Community Banking		National Banking		Other Segments
dollars in millions	2007	2006	2007	2006	2007	2006

SUMMARY OF OPERATIONS
Net interest income (TE)	$838	$865	$688	$695	$(56)	$(60)
Noninterest income	586 [c]	456	547 [d]	484	128 [e]	74

Total revenue (TE) [a]	1,424	1,321	1,235	1,179	72	14
Provision for loan losses	36	49	61	13	—	—
Depreciation and amortization expense	69	73	140	117	—	—
Other noninterest expense	848	874	504	495	42 [e]	15

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change (TE)	471	325	530	554	30	(1)
Allocated income taxes and TE adjustments	177	122	199	206	(11)	(20)

Income from continuing operations before cumulative effect of accounting change	294	203	331	348	41	19
(Loss) income from discontinued operations, net of taxes	—	—	(11)	15	—	—

Income before cumulative effect of accounting change	294	203	320	363	41	19
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—

Net income	$294	$203	$320	$363	$41	$19

Percent of consolidated income from continuing operations	42%	35%	48%	60%	6%	4%
Percent of total segments income from continuing operations	44	36	50	61	6	3

AVERAGE BALANCES [b]
Loans and leases	$26,489	$26,798	$39,110	$37,390	$273	$312
Total assets [a]	29,266	29,868	49,063	47,237	12,339	11,432
Deposits	46,375	46,255	11,636	10,294	2,255	1,951

OTHER FINANCIAL DATA
Net loan charge-offs	$45	$52	$52	$21	—	—
Return on average allocated equity [b]	24.08%	16.37%	16.41%	18.48%	N/M	N/M
Return on average allocated equity	24.08	16.37	15.86	18.09	N/M	N/M
Average full-time equivalent employees	8,409	8,705	4,024	4,232	43	39

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients with residency in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by Key’s major business groups are located in the United States.

(b)	From continuing operations.

(c)	Community Banking results for the first quarter of 2007 include a $171 million ($107 million after tax) gain from the February 9 sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 11, for more information pertaining to this transaction.

(d)	National Banking results for the first quarter of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation.

(e)	Other Segments’ results for the second quarter of 2007 include a $26 million ($16 million after tax) charge for litigation. This charge and the litigation charge referred to in note (f) below comprise the $42 million charge recorded in connection with the
Honsador litigation disclosed in Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 28. Results for the first quarter of 2007 include a $49 million ($31 million after tax) loss from the repositioning of the securities portfolio.

(f)	Reconciling Items for the second quarter of 2007 and 2006 include gains of $40 million ($25 million after tax) and $9 million ($6 million after tax), respectively, related to MasterCard Incorporated shares. Results for the second quarter of 2007 also include a $16 million ($10 million after tax) charge for litigation.

TE	= Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

Total Segments		Reconciling Items		Key
2007	2006	2007	2006	2007	2006

$739	$755	$(33)	$(29)	$706	$726
607	534	42 [f]	11 [f]	649	545

1,346	1,289	9	(18)	1,355	1,271
53	23	—	—	53	23
104	97	—	—	104	97
705	714	6 [f]	(13)	711	701

484	455	3	(5)	487	450

169	160	(19)	(13)	150	147

315	295	22	8	337	303

(3)	5	—	—	(3)	5

$312	$300	$22	$8	$334	$308

93%	97%	7%	3%	100%	100%

100	100	N/A	N/A	N/A	N/A

$66,165	$64,861	$150	$135	$66,315	$64,996
91,317	88,995	2,095	2,221	93,412	91,216
60,568	59,135	(171)	(68)	60,397	59,067

$53	$34	—	—	$53	$34
17.88%	17.57%	N/M	N/M	17.66%	15.85%
17.71	17.24	N/M	N/M	17.50	16.11

12,075	13,052	6,813	6,879	18,888	19,931

Total Segments		Reconciling Items		Key
2007	2006	2007	2006	2007	2006

$1,470	$1,500	$(64)	$(52)	$1,406	$1,448
1,261	1,014	42 [f]	12 [f]	1,303	1,026

2,731	2,514	(22)	(40)	2,709	2,474
97	62	—	—	97	62
209	190	—	—	209	190
1,394	1,384	(4) [f]	(24)	1,390	1,360

1,031	878	(18)	(16)	1,013	862

365	308	(47)	(23)	318	285

666	570	29	7	695	577

(11)	15	—	—	(11)	15

655	585	29	7	684	592

—	—	—	5	—	5

$655	$585	$29	$12	$684	$597

96%	99%	4%	1%	100%	100%

100	100	N/A	N/A	N/A	N/A

$65,872	$64,500	$122	$110	$65,994	$64,610
90,668	88,537	2,090	2,195	92,758	90,732
60,266	58,500	(185)	(125)	60,081	58,375

$97	$73	—	—	$97	$73
19.20%	17.08%	N/M	N/M	18.35%	15.40%

18.88	16.90	N/M	N/M	18.06	15.80

12,476	12,976	6,866	6,837	19,342	19,813

Supplementary information (Community Banking lines of business)

Three months ended June 30,	Regional Banking		Commercial Banking
dollars in millions	2007	2006	2007	2006

Total revenue (TE)	$530	$573	$94	$99
Provision for loan losses	19	19	2	2
Noninterest expense	400	439	48	52
Net income	69	72	28	28
Average loans and leases	18,433	18,854	8,118	7,976
Average deposits	42,694	43,145	3,477	3,530
Net loan charge-offs	19	21	7	3
Return on average allocated equity	16.07%	16.46%	15.16%	15.22%
Average full-time equivalent employees	7,883	8,454	319	328

Six months ended June 30,	Regional Banking		Commercial Banking
dollars in millions	2007	2006	2007	2006

Total revenue (TE)	$1,237	$1,128	$187	$193
Provision (credit) for loan losses	39	41	(3)	8
Noninterest expense	819	846	98	101
Net income	237	151	57	52
Average loans and leases	18,443	18,869	8,046	7,929
Average deposits	42,852	42,721	3,523	3,534
Net loan charge-offs	38	42	7	10
Return on average allocated equity	27.63%	17.26%	15.70%	14.25%
Average full-time equivalent employees	8,088	8,386	321	319

Supplementary information (National Banking lines of business)

Three months ended June 30,	Real Estate Capital		Equipment Finance		Institutional and Capital Markets		Consumer Finance
dollars in millions	2007	2006	2007	2006	2007	2006	2007	2006

Total revenue (TE)	$188	$176	$155	$136	$189	$192	$98	$92
Provision (credit) for loan losses	8	—	16	2	—	(4)	8	4
Noninterest expense	78	72	93	76	116	117	41	48
Income from continuing operations	64	65	29	36	45	48	31	27
Net income	64	65	29	36	45	48	28	32
Average loans and leases [a]	12,827	12,719	10,609	9,871	7,454	7,601	8,458	7,539
Average loans held for sale [a]	1,241	692	10	34	468	139	2,658	2,956
Average deposits [a]	4,865	3,467	16	14	6,728	6,676	427	476
Net loan charge-offs (recoveries)	3	2	16	3	—	(2)	8	7
Return on average allocated equity [a]	19.55%	21.80%	13.08%	17.15%	15.15%	17.57%	16.99%	16.14%
Return on average allocated equity	19.55	21.80	13.08	17.15	15.15	17.57	15.34	14.04
Average full-time equivalent employees	991	980	971	915	1,302	1,296	566	1,040

Six months ended June 30,	Real Estate Capital		Equipment Finance		Institutional and Capital Markets		Consumer Finance
dollars in millions	2007	2006	2007	2006	2007	2006	2007	2006

Total revenue (TE)	$355	$331	$289	$259	$372	$401	$219	$188
Provision (credit) for loan losses	9	1	29	4	(1)	(5)	24	13
Noninterest expense	149	135	178	148	234	235	83	94
Income from continuing operations	123	122	51	67	87	108	70	51
Net income	123	122	51	67	87	108	59	66
Average loans and leases [a]	12,791	12,594	10,544	9,721	7,446	7,715	8,329	7,360
Average loans held for sale [a]	1,193	635	7	21	305	125	2,643	2,971
Average deposits [a]	4,583	3,341	14	14	6,610	6,464	429	475
Net loan charge-offs (recoveries)	4	4	29	6	1	(5)	18	16
Return on average allocated equity [a]	19.42%	20.76%	11.59%	16.10%	14.83%	19.71%	19.58%	15.37%
Return on average allocated equity	19.42	20.76	11.59	16.10	14.83	19.71	16.50	14.51
Average full-time equivalent employees	981	981	961	925	1,327	1,295	755	1,031

(a)	From continuing operations.
TE = Taxable Equivalent

5. Securities
Key classifies each security held into one of four categories: trading, available for sale, investment or other investments.
Trading account securities. These are debt and equity securities that Key purchases and holds with the intent of selling them in the near term. Trading account securities are reported at fair value ($994 million at June 30, 2007, $912 million at December 31, 2006, and $803 million at June 30, 2006) and are included in “short-term investments” on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in “investment banking and capital markets income” on the income statement.
Securities available for sale. These are securities that Key intends to hold for an indefinite period of time and that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale, which include debt and marketable equity securities with readily determinable fair values, are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in shareholders’ equity as a component of “accumulated other comprehensive loss” on the balance sheet. Unrealized losses on specific securities deemed to be “other-than-temporary” are included in “net securities gains (losses)” on the income statement, as are actual gains and losses resulting from the sales of securities.
When Key retains an interest in loans it securitizes, it bears risk that the loans will be prepaid (which would reduce expected interest income) or not paid at all. Key accounts for these retained interests as debt securities and classifies them as available for sale.
“Other securities” held in the available-for-sale portfolio are primarily marketable equity securities.
Investment securities. These are debt securities that Key has the intent and ability to hold until maturity. Debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the adjusted carrying amount. “Other securities” held in the investment securities portfolio are primarily foreign bonds.
Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represent 61% of other investments at June 30, 2007. These securities include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately-held companies and are carried at fair value ($975 million at June 30, 2007, $830 million at December 31, 2006, and $846 million at June 30, 2006). Changes in estimated fair values, and actual gains and losses on sales of principal investments, are included in “other income” on the income statement.
In addition to principal investments, “other investments” include other equity and mezzanine instruments that do not have readily determinable fair values. These securities include certain real estate-related investments that are carried at estimated fair value, as well as other types of securities that generally are carried at cost. The carrying amount of the securities carried at cost is adjusted for declines in value that are considered to be other-than-temporary. These adjustments are included in “investment banking and capital markets income” on the income statement. Neither these securities nor principal investments have stated maturities.
The amortized cost, unrealized gains and losses, and approximate fair value of Key’s securities available for sale and investment securities are presented in the following tables. Gross unrealized gains and losses are represented by the difference between the amortized cost and the fair value of securities on the balance sheet as of the dates indicated. Accordingly, the amount of these gains and losses may change in the future as market conditions improve or worsen.

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$18	—	—	$18
States and political subdivisions	13	—	—	13
Collateralized mortgage obligations	6,421	$3	$111	6,313
Other mortgage-backed securities	1,133	2	22	1,113
Retained interests in securitizations	146	47	—	193
Other securities	150	19	—	169

Total securities available for sale	$7,881	$71	$133	$7,819

INVESTMENT SECURITIES
States and political subdivisions	$17	—	—	$17
Other securities	20	—	—	20

Total investment securities	$37	—	—	$37

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$94	—	—	$94
States and political subdivisions	14	$1	—	15
Collateralized mortgage obligations	7,098	13	$110	7,001
Other mortgage-backed securities	336	2	4	334
Retained interests in securitizations	151	57	—	208
Other securities	165	10	—	175

Total securities available for sale	$7,858	$83	$114	$7,827

INVESTMENT SECURITIES
States and political subdivisions	$20	$1	—	$21
Other securities	21	—	—	21

Total investment securities	$41	$1	—	$42

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$24	—	—	$24
States and political subdivisions	17	—	—	17
Collateralized mortgage obligations	6,772	$3	$217	6,558
Other mortgage-backed securities	202	2	6	198
Retained interests in securitizations	122	45	—	167
Other securities	170	6	—	176

Total securities available for sale	$7,307	$56	$223	$7,140

INVESTMENT SECURITIES
States and political subdivisions	$29	$1	—	$30
Other securities	15	—	—	15

Total investment securities	$44	$1	—	$45

6. Loans and Loans Held for Sale
Key’s loans by category are summarized as follows:

	June 30,	December 31,	June 30,
in millions	2007	2006	2006

Commercial, financial and agricultural	$21,814	$21,412	$21,598
Commercial real estate:
Commercial mortgage	8,629	8,426	7,994
Construction	8,214	8,209	7,767

Total commercial real estate loans	16,843	16,635	15,761
Commercial lease financing	10,138	10,259	9,909

Total commercial loans	48,795	48,306	47,268
Real estate — residential mortgage	1,572	1,442	1,418
Home equity [a]	10,879	10,826	13,509
Consumer — direct	1,366	1,536	1,670
Consumer — indirect:
Marine	3,444	3,077	2,920
Other	636	639	623

Total consumer — indirect loans	4,080	3,716	3,543

Total consumer loans	17,897	17,520	20,140

Total loans	$66,692	$65,826	$67,408

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2006 Annual Report to Shareholders.
(a)	On August 1, 2006, Key transferred $2.5 billion of home equity loans from the loan portfolio to loans held for sale in connection with the anticipated November 29, 2006, sale of the Champion Mortgage finance business.
Key’s loans held for sale by category are summarized as follows:

	June 30,	December 31,	June 30,
in millions	2007	2006	2006

Commercial, financial and agricultural	$76	$47	$45
Real estate — commercial mortgage	1,613	946	1,133
Real estate — construction	172	36	36
Commercial lease financing	22	3	—
Real estate — residential mortgage	39	21	27
Home equity	—	180	1
Education	2,616	2,390	2,929
Automobile	8	14	18

Total loans held for sale	$4,546	$3,637	$4,189

Changes in the allowance for loan losses are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
in millions	2007	2006	2007	2006

Balance at beginning of period	$944	$966	$944	$966
Charge-offs	(72)	(59)	(136)	(124)
Recoveries	19	25	39	51

Net loans charged off	(53)	(34)	(97)	(73)
Provision for loan losses from continuing operations	53	23	97	62
Provision for loan losses from discontinued operations	—	1	—	1
Foreign currency translation adjustment	1	—	1	—

Balance at end of period	$945	$956	$945	$956

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2007	2006	2007	2006

Balance at beginning of period	$45	$59	$53	$59
Provision (credit) for losses on lending-related commitments	6	—	(2)	—
Charge-offs	(1)	—	(1)	—

Balance at end of period [a]	$50	$59	$50	$59

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.
7. Mortgage Servicing Assets
Key originates and periodically sells commercial mortgage loans which it continues to service for the buyers. Key may also purchase the right to service commercial mortgage loans for other lenders. Changes in the carrying amount of mortgage servicing assets are summarized as follows:

	Six months ended
	June 30,
in millions	2007	2006

Balance at beginning of period	$247	$248
Servicing retained from loan sales	10	6
Purchases	55	8
Amortization	(40)	(31)

Balance at end of period	$272	$231

Fair value at beginning of period	$332	$301
Fair value at end of period	371	308

The fair value of mortgage servicing assets is estimated by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. Primary economic assumptions used to measure the fair value of Key’s mortgage servicing assets at June 30, 2007 and 2006, are as follows:

♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00%; and

♦	residual cash flows discount rate of 8.50% to 15.00%.
Changes in these assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. A 1.00% increase in the assumed default rate of commercial mortgage loans at June 30, 2007, would cause an $8 million decrease in the fair value of Key’s mortgage servicing assets.
Contractual fee income from servicing commercial mortgage loans totaled $34 million and $35 million for the six-month periods ended June 30, 2007 and 2006, respectively. The amortization of servicing assets for the respective six-month periods, as shown in the table above, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.

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

	Consolidated VIEs	Unconsolidated VIEs
			Maximum
in millions	Total Assets	Total Assets	Exposure to Loss

June 30, 2007
Commercial paper conduit	$159	N/A	N/A
Low-income housing tax credit (“LIHTC”) funds	299	$186	—
LIHTC investments	N/A	782	$242

N/A = Not Applicable
The noncontrolling interests associated with the consolidated LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. Key currently accounts for these interests as minority interests and adjusts the financial statements each period for the investors’ share of the funds’ profits and losses. At June 30, 2007, the settlement value of these noncontrolling interests was estimated to be between $315 million and $372 million, while the recorded value, including reserves, totaled $298 million.
Key’s Principal Investing unit and the Real Estate Capital line of business make equity and mezzanine investments in entities, some of which are VIEs. These investments are held by nonregistered investment companies subject to the provisions of the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, “Audits of Investment Companies.” The FASB deferred the effective date of Revised Interpretation No. 46 for such nonregistered investment companies until the AICPA clarifies the scope of the Audit Guide. As a result, Key is not currently applying the accounting or disclosure provisions of Revised Interpretation No. 46 to its principal and real estate equity and mezzanine investments, which remain unconsolidated. As discussed in Note 1 (“Basis of Presentation”) under the heading “Accounting Pronouncements Pending Adoption” on page 9, in May 2007, the FASB issued Staff Position FIN 46(R)-7, which provides an exception to the scope of Revised Interpretation No. 46 for investment companies within the scope of SOP No. 07-1. Staff Position FIN 46(R)-7 will be effective for fiscal years beginning on or after December 15, 2007 (effective January 1, 2008, for Key). Management is evaluating the potential effect this guidance may have on Key’s financial condition or results of operations.
Additional information pertaining to Revised Interpretation No. 46 and the activities of the specific VIEs with which Key is involved is provided in Note 8 (“Loan Securitizations, Servicing and Variable Interest Entities”) of Key’s 2006 Annual Report to Shareholders under the heading “Variable Interest Entities” on page 84.

9. Nonperforming Assets and Past Due Loans
Impaired loans totaled $137 million at June 30, 2007, compared to $95 million at December 31, 2006, and $120 million at June 30, 2006. Impaired loans averaged $124 million for the second quarter of 2007 and $121 million for the second quarter of 2006.
Key’s nonperforming assets and past due loans are as follows:

	June 30,		December 31,	June 30,
in millions	2007		2006	2006

Impaired loans	$137		$95	$120
Other nonaccrual loans [a]	139		120	159

Total nonperforming loans	276		215	279

Nonperforming loans held for sale	4		3	1

Other real estate owned (“OREO”)	27		57	26
Allowance for OREO losses	(2)		(3)	(1)

OREO, net of allowance	25		54	25
Other nonperforming assets	73	[b]	1	3

Total nonperforming assets	$378		$273	$308

Impaired loans with a specifically allocated allowance	$53		$34	$26
Specifically allocated allowance for impaired loans	23		14	8

Accruing loans past due 90 days or more	$181		$120	$119
Accruing loans past due 30 through 89 days	623		644	600

(a)	On August 1, 2006, Key transferred approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with the anticipated November 29, 2006, sale of the Champion Mortgage finance business.

(b)	Primarily two investments totaling approximately $68 million held by the Private Equity unit within Key’s Real Estate Capital line of business.
At June 30, 2007, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
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
KeyCorp unconditionally guarantees the following payments or distributions on behalf of the trusts:

♦	required distributions on the capital securities;

♦	the redemption price when a capital security is redeemed; and

♦	amounts due if a trust is liquidated or terminated.
During the first six months of 2007, the business trusts did not repurchase any capital securities or related debentures.
The capital securities, common securities and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount[a]	Securities	Net of Discount[b]	Debentures[c]	Debentures

June 30, 2007
KeyCorp Capital I	$197	$8	$205	6.089%	2028
KeyCorp Capital II	162	8	165	6.875	2029
KeyCorp Capital III	207	8	197	7.750	2029
KeyCorp Capital V	155	5	180	5.875	2033
KeyCorp Capital VI	70	2	77	6.125	2033
KeyCorp Capital VII	212	8	258	5.700	2035
KeyCorp Capital VIII	243	—	250	7.000	2066
KeyCorp Capital IX	472	—	500	6.750	2066

Total	$1,718	$39	$1,832	6.608%	—

December 31, 2006	$1,804	$39	$1,832	6.613%	—

June 30, 2006	$1,772	$54	$1,847	6.928%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Included in certain capital securities at June 30, 2007, December 31, 2006, and June 30, 2006, are basis adjustments of ($75) million, $11 million and ($21) million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2006 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V), December 15, 2008 (for debentures owned by Capital VI), June 15, 2010 (for debentures owned by Capital VII), June 15, 2011 (for debentures owned by Capital VIII) and December 15, 2011 (for debentures owned by Capital IX); and, (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by Capital I, Capital V, Capital VI, Capital VII, Capital VIII or Capital IX are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp.

(c)	The interest rates for Capital II, Capital III, Capital V, Capital VI, Capital VII, Capital VIII and Capital IX are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at June 30, 2007, December 31, 2006, and June 30, 2006, are weighted-average rates.

11. Employee Benefits
Pension Plans
Net pension cost for all funded and unfunded plans includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
in millions	2007	2006	2007	2006

Service cost of benefits earned	$12	$12	$26	$24
Interest cost on projected benefit obligation	14	14	29	28
Expected return on plan assets	(22)	(22)	(44)	(44)
Amortization of losses	6	8	14	15

Net pension cost	10	12	25	23
Curtailment gain	—	—	(3)	—

Total pension cost	$10	$12	$22	$23

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
Net postretirement benefit cost for all funded and unfunded plans includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
in millions	2007	2006	2007	2006

Service cost of benefits earned	$3	$2	$4	$3
Interest cost on accumulated postretirement benefit obligation	2	2	3	4
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized transition obligation	2	1	2	2
Amortization of losses	—	—	—	1

Net postretirement benefit cost	$6	$4	$7	$8

12. Income Taxes
Lease Financing Transactions
In the ordinary course of business, Key’s equipment finance business unit (“KEF”) enters into various types of lease financing transactions. Between 1996 and 2004, KEF entered into three types of lease financing transactions with both foreign and domestic customers (primarily municipal authorities) for terms ranging from ten to fifty years. Lease in, Lease out (“LILO”) transactions are leveraged leasing transactions in which KEF leases property from an unrelated third party and then leases the property back to that party. The transaction is similar to a sale-leaseback, except that the property is leased by KEF, rather than purchased. Qualified Technological Equipment Leases (“QTEs”) and Service Contract Leases are even more like sale-leaseback transactions, as KEF is considered to be the purchaser of the equipment for tax purposes. LILO and Service Contract Lease transactions involve commuter rail equipment, public utility facilities and commercial aircraft. QTE transactions involve sophisticated high technology hardware and related software, such as telecommunications equipment. Like other forms of leasing transactions, LILO transactions generate income tax deductions for Key from net rental expense associated with the leased property, interest expense on nonrecourse debt incurred to fund the transaction, and transaction costs. QTE and Service Contract Lease transactions generate rental income, as well as deductions from the depreciation of the property, interest expense on nonrecourse debt incurred to fund the transaction, and transaction costs.

Prior to 2004, LILO, QTE and Service Contract Leases were prevalent in the financial services industry and in certain other industries. The tax treatment that Key applied was based on applicable statutes, regulations and judicial authority. Subsequently, the Internal Revenue Service (“IRS”) has challenged the tax treatment of these transactions by a number of bank holding companies and other corporations.
The IRS has completed audits of Key’s income tax returns for the 1995 through 2000 tax years and has disallowed all net deductions taken in those tax years that relate to LILOs, QTEs and Service Contract Leases. Key appealed the examination results for the tax years 1995 through 1997, which pertained to LILOs only, to the Appeals Division of the IRS. During the fourth quarter of 2005, discussions with the Appeals Division were discontinued without a resolution. In April 2006, Key received a final assessment from the IRS, consisting of taxes, interest and penalties, disallowing all LILO deductions taken in those tax years. Key paid the assessment and filed a refund claim for the total amount. Key has also filed an appeal with the Appeals Division of the IRS with regard to the proposed disallowance of the LILO, QTE and Service Contract Lease deductions taken in the 1998 through 2000 tax years. In addition, the IRS is currently conducting audits of Key’s income tax returns for the 2001 through 2003 tax years, and Key expects that the IRS will disallow all similar deductions taken by Key in those tax years.
Management continues to believe that Key’s treatment of these LILO, QTE and Service Contract Lease transactions is appropriate and in compliance with applicable tax law and regulations. Key intends to vigorously pursue the IRS appeals process and litigation alternatives. In addition, in connection with one Service Contract Lease transaction entered into by AWG Leasing Trust (“AWG Leasing”), in which Key is a partner, the IRS completed its audit for the 1998 through 2003 tax years, disallowed all deductions related to the transaction for those years and assessed penalties. In March 2007, Key filed a lawsuit in the United States District Court for the Northern District of Ohio (captioned AWG Leasing Trust, KSP Investments, Inc., as Tax Matters Partner v. United States of America, and referred to herein as the “AWG Leasing Litigation”) claiming that the disallowance of the deductions and assessment of penalties were erroneous. A trial date has been set for January 21, 2008.
Management believes Key’s tax position is correct and well-supported by applicable statutes, regulations and judicial authority, but tax litigation is inherently uncertain. Consequently, management cannot predict the outcome of the AWG Leasing Litigation or its other disputes with the IRS related to its LILO, QTE or Service Contract Lease transactions. If Key were not to prevail in these efforts, in addition to accrued taxes of approximately $1.7 billion reflected on Key’s balance sheet as deferred taxes as of June 30, 2007, Key would owe interest on any taxes and possibly penalties. In the event of an unfavorable resolution of this issue, management estimates that as of June 30, 2007, the after-tax interest cost on any taxes due could be up to approximately $350 million. This amount would vary based upon the then applicable interest rates as well as the length of time any tax assessments remain outstanding. No reserves have been established for any such interest or penalties. An adverse outcome in these disputes could have a material adverse effect on Key’s results of operations and a potentially substantial impact on its capital as discussed in the following section.
Tax-Related Accounting Pronouncements Adopted in 2007
Accounting for leveraged leases. In July 2006, the FASB issued Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which provides additional guidance on the application of SFAS No. 13, “Accounting for Leases.” This guidance affects when earnings from leveraged lease transactions (such as LILOs, QTEs and Service Contract Leases) will be recognized, and requires a lessor to recalculate its recognition of lease income when there are changes or projected changes in the timing of cash flows, including changes due to final or expected settlements of tax matters. Previously, leveraged lease transactions were required to be recalculated only when a change in the total projected net income from the lease occurred. Key adopted this guidance on January 1, 2007, and recorded a cumulative after-tax charge of $52 million to retained earnings related to the LILO transactions. Future earnings are expected to increase over the remaining term of the affected leases by a similar amount.

An adverse outcome in the AWG Leasing Litigation, certain settlement scenarios or other factors could change management’s current assumptions pertaining to the expected timing of the cash flows related to income taxes for some or all of the leveraged lease transactions previously described. In the event of such a change in management’s assumptions, in accordance with Staff Position No. 13-2, Key would be required to recalculate its lease income from the inception of the affected leases and recognize a reduction in its net investment with a corresponding charge to earnings in the period in which the recalculation occurs. Management is currently unable to make a determination regarding the ultimate financial impact, if any, of these events because of the uncertainty of the outcome of the AWG Leasing Litigation, the range of possible settlement opportunities that might be available to Key and other factors. Management believes that under certain outcomes, the recalculation would result in a charge that could have a material adverse effect on Key’s results of operations and a potentially substantial impact on its capital. However, future earnings would be expected to increase over the remaining term of the affected leases by an amount equal to a substantial portion of the charge.
Accounting for uncertain tax positions. In July 2006, the FASB also issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining the minimum threshold that a tax position must meet for the associated tax benefit to be recognized in a company’s financial statements. In accordance with this guidance, a company may recognize a benefit if management concludes that the tax position, based solely on its technical merits, is “more likely than not” to be sustained upon examination. If such a conclusion is reached, the tax benefit is measured as the largest amount of such benefit that is greater than 50% likely to be realized upon ultimate settlement. This interpretation also provides guidance on measurement and derecognition of tax benefits, and requires expanded disclosures.
Key adopted FASB Interpretation No. 48 on January 1, 2007, which resulted in an immaterial increase in Key’s liability for unrecognized tax benefits and was accounted for as a reduction to retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007, was $27 million which, if recognized, would impact the effective tax rate. There were no material changes to this amount during the first half of 2007. The amount of unrecognized tax benefits could materially increase or decrease over the next twelve months as a result of developments in the AWG Leasing Litigation or any possible settlement of tax matters related to the leveraged lease transactions. However, management cannot currently estimate the range of possible change.
As permitted under FASB Interpretation No. 48, Key continues to recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the six-month period ended June 30, 2007, Key recognized $2 million of interest. At June 30, 2007, Key had an $18 million liability for accrued interest payable on the balance sheet.
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
As previously reported, on February 13, 2007, Key and Swiss Re entered into an agreement to settle the Residual Value Litigation, subject to certain conditions. On February 16, 2007, the conditions to settlement were satisfied. Under the settlement agreement, Swiss Re agreed to pay Key $279 million in two installments: $50 million, which was paid on March 15, 2007, and $229 million, which was paid on June 29, 2007. As a result of the settlement, during the first quarter of 2007, Key recorded a one-time gain of $26 million ($17 million after tax, or $.04 per diluted common share), representing the difference between the proceeds received and the receivable recorded on Key’s balance sheet.
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
Honsador litigation. On May 23, 2007, in the case of Honsador Holdings LLC v. Key Principal Partners, LLC (“KPP”), pending in the Circuit Court of the First Circuit, a Hawaii state court, the jury returned a verdict in favor of the plaintiffs in a lawsuit relating to KPP’s investment in a Hawaiian business, and on June 13, 2007, the state court entered a final judgment in favor of the plaintiffs in the amount of $38.25 million. During the three months ended June 30, 2007, Key established a $42 million reserve for this case for the verdict, legal costs and other expenses associated with the lawsuit. The trial court has scheduled a hearing on various post-trial motions filed by the parties for August 15, 2007, and Key will, based on the outcome of that hearing, determine whether to appeal the verdict.
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
Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at June 30, 2007. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 71 of Key’s 2006 Annual Report to Shareholders.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial guarantees:
Standby letters of credit	$12,855	$33
Credit enhancement for asset-backed commercial paper conduit	28	—
Recourse agreement with FNMA	600	7
Return guarantee agreement with LIHTC investors	372	42
Default guarantees	9	1
Written interest rate caps [a]	113	6

Total	$13,977	$89

(a)	At June 30, 2007, the weighted-average interest rate on written interest rate caps was 5.2%, and the weighted-average strike rate was 5.6%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
Standby letters of credit. These instruments, issued on behalf of clients, obligate Key to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Many of Key’s lines of business issue standby letters of credit to address clients’ financing needs. Any amounts drawn under standby letters of credit are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At June 30, 2007, Key’s standby letters of credit had a remaining weighted-average life of approximately 2.2 years, with remaining actual lives ranging from less than one year to as many as eleven years.
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
At June 30, 2007, Key’s maximum potential funding requirement under the credit enhancement facility totaled $28 million, but there were no drawdowns under the facility during the quarter. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Management periodically evaluates Key’s commitment to provide credit enhancement to the conduit.
Recourse agreement with Federal National Mortgage Association. KBNA participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan KBNA sells to FNMA. Accordingly, KBNA maintains a reserve for such potential losses in an amount estimated by management to approximate the fair value of KBNA’s liability. At June 30, 2007, the outstanding commercial mortgage loans in this program had a remaining weighted-average term of 7.9 years, and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $1.9 billion. The maximum potential amount of undiscounted future payments that may be required under this program is generally equal to approximately one-third of the principal balance of loans outstanding at June 30, 2007. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.
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
As shown in the table on page 29, KAHC maintained a reserve in the amount of $42 million at June 30, 2007, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized in the liability recorded.
Various types of default guarantees. Some lines of business provide or participate in guarantees that obligate Key to perform if the debtor fails to satisfy all of its payment obligations to third parties. Key generally undertakes these guarantees to support or protect its underlying investment or where the risk profile of the debtor should provide an investment return. The terms of these default guarantees range from less than one year to as many as fifteen years. Although no collateral is held, Key would have recourse against the debtor for any payments made under a default guarantee.
Written interest rate caps. In the ordinary course of business, Key “writes” interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At June 30, 2007, these caps had a weighted-average life of approximately 2.1 years.
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
Significant liquidity facilities that support asset-backed commercial paper conduits. Key provides liquidity facilities to various asset-backed commercial paper conduits. These facilities obligate Key to provide funding in the event of a disruption in credit markets or other factors that preclude the issuance of commercial paper by the conduits. Key’s commitments to provide liquidity are periodically evaluated by management. One of these liquidity facilities obligates Key through May 23, 2008, to provide funding of up to $166 million to a commercial paper conduit that is consolidated in accordance with Key’s consolidation policy described in Note 1 (“Basis of Presentation”), which begins on page 7. The amount available to be drawn, which is based on the amount of current commitments to borrowers, was $166 million at June 30, 2007, but there were no drawdowns under this committed facility at that date. Additional information pertaining to this conduit is included in this note under the heading “Guarantees” on page 28 and in Note 8 (“Loan Securitizations, Servicing and Variable Interest Entities”) of Key’s 2006 Annual Report to Shareholders under the heading “Consolidated VIEs” on page 84.

Key also provides liquidity facilities to several third-party commercial paper conduits. These liquidity facilities, which expire at various dates through December 31, 2009, obligate Key to provide funding of up to $593 million in total, with individual facilities ranging from $6 million to $100 million. The amounts available to be drawn, which are based on the amount of current commitments to borrowers, totaled $590 million at June 30, 2007, but there were no drawdowns under these committed facilities at that date.
Indemnifications provided in the ordinary course of business. Key provides certain indemnifications primarily through representations and warranties in contracts that are entered into in the ordinary course of business in connection with loan sales and other ongoing activities, as well as in connection with purchases and sales of businesses. Amounts paid, if any, with respect to these indemnifications did not have a significant effect on Key’s financial condition or results of operations.
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
At June 30, 2007, Key had $258 million of derivative assets and $275 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives totaled $902 million and $844 million, respectively. Derivative assets and liabilities are recorded at fair value on the balance sheet.
Counterparty Credit Risk
The following table summarizes the fair value of Key’s derivative assets by type. These assets represent Key’s exposure to potential loss, as described below, before taking into account the effects of master netting arrangements and other means used to mitigate risk.

	June 30,	December 31,	June 30,
in millions	2007	2006	2006

Interest rate	$565	$697	$730
Credit	40	43	45
Foreign exchange	450	321	195
Equity	53	45	45
Energy	52	29	1

Total	$1,160	$1,135	$1,016

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
At June 30, 2007, Key was party to derivative contracts with 52 different counterparties. These derivatives include interest rate swaps and caps, credit derivatives, foreign exchange contracts, equity derivatives and energy derivatives. Among these were contracts entered into to offset the risk of client exposure. Key had aggregate exposure of $247 million on these instruments to 24 of the 52 counterparties. However, at June 30, 2007, Key held approximately $136 million in pooled collateral to mitigate that exposure, resulting in net exposure of $111 million. The largest exposure to an individual counterparty was approximately $116 million, which Key secured with approximately $91 million in collateral.

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
The change in “accumulated other comprehensive loss” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2007	of Gains to	June 30,
in millions	2006	Hedging Activity	Net Income	2007

Accumulated other comprehensive loss resulting from cash flow hedges	$(19)	$11	$(1)	$(9)

Key reclassifies gains and losses from “accumulated other comprehensive loss” to earnings when a hedged item causes Key to pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell or securitize commercial real estate loans. Key expects to reclassify an estimated $.7 million of net gains on derivative instruments from “accumulated other comprehensive loss” to earnings during the next twelve months.
Credit Risk Management
Key uses credit derivatives — primarily credit default swaps — to mitigate credit risk by transferring a portion of the risk associated with the underlying extension of credit to a third party. These instruments are also used to manage portfolio concentration and correlation risks. At June 30, 2007, the notional amount of credit default swaps purchased by Key was $1.1 billion. Key also provides credit protection to other lenders through the sale of credit default swaps. These transactions may generate fee income and can diversify overall exposure to credit loss. At June 30, 2007, the notional amount of credit default swaps sold by Key was $50 million.
These derivatives are recorded on the balance sheet at fair value, which is based on the creditworthiness of the borrowers. Related gains or losses, as well as the premium paid or received for credit protection, are included in “investment banking and capital markets income” on the income statement. Key does not apply hedge accounting to credit derivatives.
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
The fair values of these trading portfolio items are included in “derivative assets” or “derivative liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $12 million at June 30, 2007, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2006 Annual Report to Shareholders.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of June 30, 2007 and 2006, and the related condensed consolidated statements of income, for the three-month and six-month periods then ended, and the condensed consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of Key’s management.
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
August 7, 2007

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2007 and 2006. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When reading this discussion, also refer to the consolidated financial statements and related notes that appear on pages 3 through 33. A description of Key’s business is included under the heading “Description of Business” on page 18 of Key’s 2006 Annual Report to Shareholders. This description does not reflect the reorganization within some of Key’s lines of business that took effect January 1, 2007. For a current description of Key’s lines of business, see Note 4 (“Line of Business Results”), which begins on page 13.
Terminology
This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset to provide a better understanding of the discussion that follows.

♦	KeyCorp refers solely to the parent holding company.

♦	KBNA refers to KeyCorp’s subsidiary bank, KeyBank National Association.

♦	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

♦	In November 2006, Key sold the nonprime mortgage loan portfolio held by the Champion Mortgage finance business, and announced a separate agreement to sell Champion’s loan origination platform. As a result of these actions, Key has accounted for this business as a discontinued operation. We use the phrase continuing operations in this document to mean all of Key’s business other than Champion. Key completed the sale of Champion’s origination platform in February 2007.

♦	Key engages in capital markets activities. These activities encompass a variety of products and services. Among other things, Key trades securities as a dealer, enters into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conducts transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	All earnings per share data included in this discussion are presented on a diluted basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options and other stock awards. Some of the financial information tables also include basic earnings per share, which takes into account only common shares outstanding.

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. A more detailed explanation of total and Tier 1 capital and how they are calculated is presented in the section entitled “Capital,” which begins on page 58.
Long-term goals
Key’s long-term financial goals are to achieve an annual return on average equity in the range of 16% to 18% and to grow earnings per common share at an annual rate of 8% to 10%. The strategy for achieving these goals is described under the heading “Corporate Strategy” on page 20 of Key’s 2006 Annual Report to Shareholders.

Key from time-to-time uses capital that exceeds internal guidelines and minimum regulatory requirements to repurchase common shares in the open market or through privately-negotiated transactions. As a result of such repurchases, Key’s weighted-average fully-diluted common shares decreased to 400.2 million shares for the first six months of 2007 from 411.8 million shares for the first half of 2006. Reducing the share count can foster both earnings per share growth and improved returns on average equity, but Key’s share repurchase activity was not significant enough to cause a material effect on either of these profitability measures in either the current or prior year periods.
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
Forward-looking statements express management’s current expectations, forecasts of future events or long-term goals and, by their nature, are subject to assumptions, risks and uncertainties. Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including the following factors:

♦	Interest rates could change more quickly or more significantly than management expects, which may have an adverse effect on Key’s financial results.

♦	Trade, monetary and fiscal policies of various governmental bodies may affect the economic environment in which Key operates, as well as its financial condition and results of operations.

♦	Adversity in general economic conditions, or in the condition of the local economies or industries in which Key has significant operations or assets, could, among other things, materially impact credit quality trends and Key’s ability to generate loans.

♦	Increased competitive pressure among financial services companies may adversely affect Key’s ability to market its products and services.

♦	It could take Key longer than anticipated to implement strategic initiatives designed to grow revenue or manage expenses; Key may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

♦	Acquisitions and dispositions of assets, business units or affiliates could adversely affect Key in ways that management has not anticipated.

♦	Key may experience operational or risk management failures due to technological or other factors.

♦	Key may continue to become subject to heightened regulatory practices, requirements or expectations.

♦	Key may become subject to new legal obligations or liabilities, or the unfavorable resolution of pending litigation may have an adverse effect on its financial results or its capital.

♦	Changes in the stock markets, public debt markets and other capital markets could adversely affect Key’s ability to raise capital or other funding for liquidity and business purposes, as well as its revenues from client-based underwriting, investment banking and other capital markets businesses.

♦	Terrorist activities or military actions could disrupt the economy and the general business climate, which may have an adverse effect on Key’s financial results or condition and that of its borrowers.

♦	Key may become subject to new accounting, tax or regulatory practices or requirements.

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
During the first six months of 2007, there were no significant changes in the manner in which Key’s critical accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new critical accounting policies were adopted.
Highlights of Key’s Performance
Financial performance
Key’s second quarter income from continuing operations was $337 million, or $.85 per diluted common share. This compares to income from continuing operations of $303 million, or $.74 per share, for the second quarter of 2006, and $358 million, or $.89 per share, for the first quarter of 2007. Key’s income from continuing operations for the first six months of 2007 was $695 million, or $1.74 per diluted common share. This compares to income from continuing operations — before the cumulative effect of an accounting change — of $577 million, or $1.40 per share, for the first half of 2006.
Net income totaled $334 million, or $.84 per diluted common share, for the second quarter of 2007, compared to net income of $308 million, or $.75 per share, for the second quarter of 2006 and $350 million, or $.87 per share, for the first quarter of 2007. Key’s net income for the first half of 2007 was $684 million, or $1.71 per diluted common share, compared to $597 million, or $1.45 per share, for the same period last year.
Figure 1 shows Key’s continuing and discontinued operating results and related performance ratios for comparative quarters and for the six-month periods ended June 30, 2007 and 2006. Key’s financial performance for each of the past five quarters and the six-month periods ended June 30, 2007 and 2006, is summarized in Figure 3 on page 40.

Figure 1. Results of Operations

	Three months ended			Six months ended
in millions, except per share amounts	6-30-07	3-31-07	6-30-06	6-30-07	6-30-06

SUMMARY OF OPERATIONS
Income from continuing operations before cumulative effect of accounting change	$337	$358	$303	$695	$577
(Loss) income from discontinued operations, net of taxes	(3)	(8)	5	(11)	15
Cumulative effect of accounting change, net of taxes	—	—	—	—	5

Net income	$334	$350	$308	$684	$597

PER COMMON SHARE — ASSUMING DILUTION
Income from continuing operations before cumulative effect of accounting change	$.85	$.89	$.74	$1.74	$1.40
(Loss) income from discontinued operations	(.01)	(.02)	.01	(.03)	.04
Cumulative effect of accounting change	—	—	—	—	.01

Net income	$.84	$.87	$.75	$1.71	$1.45

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	1.45%	1.58%	1.33%	1.51%	1.29%
Return on average equity	17.66	19.06	15.85	18.35	15.40
From consolidated operations:
Return on average total assets	1.43%	1.54%	1.32%	1.49%	1.29%
Return on average equity	17.50	18.63	16.11	18.06	15.80

As shown in Figure 2, the comparability of Key’s income from continuing operations for comparative quarters is affected by several significant items, certain of which were the result of strategic actions described below that were taken to improve Key’s business mix and to reposition the balance sheet.
Figure 2. Significant Items Affecting the Comparability of Earnings

	Second Quarter 2007		First Quarter 2007		Second Quarter 2006
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
in millions, except per share amounts	Amount	Amount	Amount	Amount	Amount	Amount

INCOME FROM CONTINUING OPERATIONS — GAAP BASIS	$467	$337	$505	$358	$428	$303
Significant items:
McDonald Investments branch network [a]	7	4	(159)	(99)	8	5
Gains related to MasterCard Incorporated shares	(40)	(25)	—	—	(9)	(6)
Litigation reserve	42	26	—	—	—	—
Gain from settlement of automobile residual value insurance litigation	—	—	(26)	(17)	—	—
Loss from repositioning of securities portfolio	—	—	49	31	—	—

INCOME FROM CONTINUING OPERATIONS — ADJUSTED BASIS	$476	$342	$369	$273	$427	$302

PER COMMON SHARE — ASSUMING DILUTION
Income from continuing operations — GAAP basis	N/M	$.85	N/M	$.89	N/M	$.74
Income from continuing operations — adjusted basis	N/M	.86	N/M	.68	N/M	.74

(a)	Represents the financial effect of the McDonald Investments branch network, including a gain of $171 million ($107 million after tax) from the February 9, 2007, sale of that network.
N/M = Not Meaningful
GAAP = U.S. generally accepted accounting principles
During the first quarter of 2007, Key completed the previously announced sales of the McDonald Investments branch network and the Champion Mortgage loan origination platform. Both transactions are consistent with Key’s strategy of focusing on core relationship businesses and exiting those areas in which it does not have either the scale or opportunity to build profitable client relationships.
During the same period, Key repositioned the securities portfolio in response to changing market conditions. Management expects this change to enhance Key’s future financial performance, particularly in the event of a decline in interest rates. For more detailed information regarding the repositioning and composition of the securities portfolio, see the section entitled “Securities,” which begins on page 56.
Key’s top four priorities for 2007 are to profitably grow revenue, institutionalize a culture of compliance and accountability, maintain a strong credit culture and improve operating leverage so that revenue growth outpaces expense growth. During the second quarter:

♦	Key’s noninterest income rose by $104 million from the second quarter of 2006. Significant increases in net gains from both principal investing, and loan securitizations and sales, along with higher revenue from several other fee-based businesses drove the improvement. In addition, results for the current quarter include a $40 million gain related to the sale of MasterCard Incorporated shares, compared to a $9 million gain recorded in the second quarter of 2006. Net interest income decreased by $20 million from the year-ago quarter as tighter interest rate spreads on both loans and deposits more than offset the positive effect of a 3% increase in average earning assets.

♦	The Comptroller of the Currency and the Federal Reserve Bank of Cleveland removed the regulatory agreements with Key. Additional information pertaining to this positive development is included in the section entitled “Operational risk management” on page 71.

♦	Asset quality remained solid. The level of nonperforming loans was essentially unchanged from one year ago. Although net loan charge-offs were up, performance in this area is still good compared to historical measures.

♦	Key continued to manage expenses effectively. Excluding the $42 million charge for litigation in the second quarter of 2007, Key’s total noninterest expense decreased by 3% from the second quarter of 2006, largely as a result of the sale of the McDonald Investments branch network.

♦	Further, Key continues to effectively manage its equity capital through dividends paid to shareholders, share repurchases, and investing in its businesses. During the second quarter, Key repurchased 6.0 million of its common shares. At June 30, 2007, Key’s tangible equity to tangible assets ratio was 6.89%.
The primary reasons that Key’s revenue and expense components changed from those reported for the three- and six-month periods ended June 30, 2006, are reviewed in greater detail throughout the remainder of the Management’s Discussion & Analysis section.
Financial outlook
Since Key’s July 17, 2007, release of its second quarter 2007 results, the financial markets have shown extraordinary volatility, particularly in the fixed income markets. Key participates in these markets primarily through business conducted by its National Banking group and through its principal investing activities. In light of uncertainty with regard to the period of time over which the market volatility will continue and whether the level of volatility will increase or decrease, management is unable to estimate the full impact of these financial market conditions on Key’s results for the remainder of the year. Based on these current market conditions and the potential impact to Key’s financial results, earnings per common share for the last six months of 2007 could be at or below the lower end of the $1.50 to $1.60 range provided in Key’s July 17, 2007, Current Report on Form 8-K. Key’s expectations for the second half of 2007 with regard to certain other financial performance measures include:

♦	a net interest margin in the mid 3.40% range;

♦	low- to mid-single digit percentage increases in loans and core deposits;

♦	net loan charge-offs in the range of .30% to .40% of average loans; and

♦	an effective tax rate of approximately 32% on a taxable-equivalent basis.
Strategic developments
Key has taken a number of specific actions during 2007 and 2006 to support its corporate strategy.

♦	On July 27, 2007, Key entered into an agreement to acquire U.S.B. Holding Co., Inc. (“U.S.B.”), the holding company for Union State Bank, a state-chartered commercial bank headquartered in Orangeburg, New York, with 31 branches. U.S.B. has assets of approximately $3 billion and deposits of approximately $2 billion. This acquisition will expand Key’s presence in markets both within and contiguous to its current operations in the Hudson Valley. See Note 3 (“Acquisitions and Divestitures”), which begins on page 11, for more information pertaining to this pending acquisition.

♦	On February 9, 2007, McDonald Investments Inc., a wholly-owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets. Key has retained the corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KBNA continues to operate the Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed its registered broker/dealer through which its corporate and institutional investment banking and securities businesses operate. The new name is KeyBanc Capital Markets Inc.

♦	On November 29, 2006, Key sold the nonprime mortgage loan portfolio held by the Champion Mortgage finance business. Key completed the sale of the Champion loan origination platform on February 28, 2007.

♦	On April 1, 2006, Key broadened its asset management product line by acquiring Austin Capital Management, Ltd., an investment firm headquartered in Austin, Texas with approximately $900 million in assets under management at the date of acquisition. Austin specializes in selecting and managing hedge fund investments for its principally institutional customer base.
Figure 3. Selected Financial Data

						Six months ended
	2007		2006			June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2007	2006

FOR THE PERIOD
Interest income	$1,395	$1,368	$1,413	$1,389	$1,327	$2,763	$2,578
Interest expense	709	689	701	684	623	1,398	1,180
Net interest income	686	679	712	705	704	1,365	1,398
Provision for loan losses	53	44	53	35	23	97	62
Noninterest income	649	654	558	543	545	1,303	1,026
Noninterest expense	815	784	809	790	798	1,599	1,550
Income from continuing operations before income taxes and cumulative effect of accounting change	467	505	408	423	428	972	812
Income from continuing operations before cumulative effect of accounting change	337	358	311	305	303	695	577
(Loss) income from discontinued operations, net of taxes	(3)	(8)	(165)	7	5	(11)	15
Income before cumulative effect of accounting change	334	350	146	312	308	684	592
Net income	334	350	146	312	308	684	597

PER COMMON SHARE
Income from continuing operations before cumulative effect of accounting change	$.86	$.90	$.77	$.76	$.75	$1.76	$1.42
(Loss) income from discontinued operations	(.01)	(.02)	(.41)	.02	.01	(.03)	.04
Income before cumulative effect of accounting change	.85	.88	.36	.77	.76	1.73	1.46
Net income	.85	.88	.36	.77	.76	1.73	1.47
Income from continuing operations before cumulative effect of accounting change — assuming dilution	.85	.89	.76	.74	.74	1.74	1.40
(Loss) income from discontinued operations — assuming dilution	(.01)	(.02)	(.40)	.02	.01	(.03)	.04
Income before cumulative effect of accounting change — assuming dilution	.84	.87	.36	.76	.75	1.71	1.44
Net income — assuming dilution	.84	.87	.36	.76	.75	1.71	1.45

Cash dividends declared	.365	.365	.345	.345	.345	.73	.69
Book value at period end	19.78	19.57	19.30	19.73	19.21	19.78	19.21
Market price:
High	38.96	39.90	38.63	38.15	38.31	39.90	38.31
Low	34.15	35.94	35.73	34.48	34.24	34.15	32.68
Close	34.33	37.47	38.03	37.44	35.68	34.33	35.68
Weighted-average common shares outstanding (000)	392,045	397,875	402,329	403,780	404,528	394,944	405,949
Weighted-average common shares and potential common shares outstanding (000)	396,918	403,478	407,828	409,428	410,559	400,180	411,842

AT PERIOD END
Loans	$66,692	$65,711	$65,826	$65,551	$67,408	$66,692	$67,408
Earning assets	82,328	81,263	80,090	83,132	81,737	82,328	81,737
Total assets	94,076	93,219	92,337	96,155	94,794	94,076	94,794
Deposits	60,599	59,773	59,116	61,429	60,838	60,599	60,838
Long-term debt	12,581	13,061	14,533	13,654	14,050	12,581	14,050
Shareholders’ equity	7,701	7,719	7,703	7,947	7,737	7,701	7,737

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	1.45%	1.58%	1.33%	1.31%	1.33%	1.51%	1.29%
Return on average equity	17.66	19.06	15.63	15.52	15.85	18.35	15.40
Net interest margin (taxable equivalent)	3.46	3.50	3.66	3.61	3.68	3.48	3.70
From consolidated operations:
Return of average total assets	1.43%	1.54%	.61%	1.30%	1.32%	1.49%	1.29%
Return of average equity	17.50	18.63	7.34	15.88	16.11	18.06	15.80
Net interest margin (taxable equivalent)	3.46	3.51	3.69	3.63	3.69	3.49	3.73

CAPITAL RATIOS AT PERIOD END
Equity to assets	8.19%	8.28%	8.34%	8.26%	8.16%	8.19%	8.16%
Tangible equity to tangible assets	6.89	6.97	7.01	6.81	6.68	6.89	6.68
Tier 1 risk-based capital	8.14	8.15	8.24	8.02	7.90	8.14	7.90
Total risk-based capital	12.15	12.20	12.43	12.13	12.08	12.15	12.08
Leverage	9.11	9.17	8.98	8.89	8.82	9.11	8.82

TRUST AND BROKERAGE ASSETS
Assets under management	$85,592	$82,388	$84,699	$84,060	$80,349	$85,592	$80,349
Nonmanaged and brokerage assets	33,485	32,838	56,292	55,221	57,682	33,485	57,682

OTHER DATA
Average full-time equivalent employees	18,888	19,801	20,100	20,264	19,931	19,342	19,813
Branches	954	950	950	949	946	954	946

Line of Business Results
This section summarizes the financial performance and related strategic developments of Key’s two major business groups: Community Banking and National Banking. To better understand this discussion, see Note 4 (“Line of Business Results”), which begins on page 13. Note 4 describes the products and services offered by each of these business groups, provides more detailed financial information pertaining to the groups and their respective lines of business, and explains “Other Segments” and “Reconciling Items.”
Figure 4 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and income from continuing operations for the three- and six-month periods ended June 30, 2007 and 2006. Key’s line of business results for each of these periods reflect a new organizational structure that took effect January 1, 2007.
Figure 4. Major Business Groups — Taxable-Equivalent Revenue and Income from
Continuing Operations

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE) [a]
Community Banking	$624	$672	$(48)	(7.1)%	$1,424	$1,321	$103	7.8%
National Banking	630	596	34	5.7	1,235	1,179	56	4.7
Other Segments	92	21	71	338.1	72	14	58	414.3

Total Segments	1,346	1,289	57	4.4	2,731	2,514	217	8.6
Reconciling Items	9	(18)	27	N/M	(22)	(40)	18	45.0

Total	$1,355	$1,271	$84	6.6%	$2,709	$2,474	$235	9.5%

INCOME FROM CONTINUING OPERATIONS [a]
Community Banking	$97	$100	$(3)	(3.0)%	$294	$203	$91	44.8%
National Banking	169	176	(7)	(4.0)	331	348	(17)	(4.9)
Other Segments	49	19	30	157.9	41	19	22	115.8

Total Segments	315	295	20	6.8	666	570	96	16.8
Reconciling Items	22	8	14	175.0	29	7	22	314.3

Total	$337	$303	$34	11.2%	$695	$577	$118	20.5%

(a)	Community Banking results for the first quarter of 2007 include a $171 million ($107 million after tax) gain from the February 9 sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 11, for more information pertaining to this transaction.

National Banking results for the first quarter of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation.

Other Segments’ results for the second quarter of 2007 include a $26 million ($16 million after tax) charge for litigation. This charge and the litigation charge referred to in the comment related to Reconciling Items below comprise the $42 million charge recorded in connection with the Honsador litigation disclosed in Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 28. Results for the first quarter of 2007 include a $49 million ($31 million after tax) loss from the repositioning of the securities portfolio.

Reconciling Items for the second quarter of 2007 and 2006 include gains of $40 million ($25 million after tax) and $9 million ($6 million after tax), respectively, related to MasterCard Incorporated shares. Results for the second quarter of 2007 also include a $16 million ($10 million after tax) charge for litigation.

TE = Taxable Equivalent, N/M = Not Meaningful
Community Banking summary of operations
As shown in Figure 5, net income for Community Banking was $97 million for the second quarter of 2007, compared to $100 million for the year-ago quarter. Decreases in both net interest income and noninterest income were offset in part by a decline in noninterest expense. The provision for loan losses was essentially unchanged.

Taxable-equivalent net interest income decreased by $16 million, or 4%, from the second quarter of 2006. The decrease was attributable to a reduction in, and a tighter interest rate spread on, average earning assets, along with a shift from NOW and money market deposit accounts to higher-cost certificates of deposit. Also, as part of the February 2007 sale of the McDonald Investments branch network, Key transferred approximately $1.3 billion of NOW and money market deposit accounts to the buyer. McDonald Investments’ NOW and money market deposit accounts averaged $1.5 billion for the second quarter of 2006.
Noninterest income decreased by $32 million, or 14%, from the year-ago quarter, due primarily to a reduction in brokerage income caused by the McDonald Investments sale. This reduction was partially offset by an increase in service charges on deposit accounts.
Noninterest expense declined by $43 million, or 9%. Lower personnel costs and decreases in certain other costs associated with the McDonald Investments branch network accounted for most of the improvement.
Figure 5. Community Banking

	Three months ended				Six months ended
	June 30,		Change		June 30,			Change
dollars in millions	2007	2006	Amount	Percent	2007		2006	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$420	$436	$(16)	(3.7)%	$838		$865	$(27)	(3.1)%
Noninterest income	204	236	(32)	(13.6)	586	[a]	456	130	28.5

Total revenue (TE)	624	672	(48)	(7.1)	1,424		1,321	103	7.8
Provision for loan losses	21	21	—	—	36		49	(13)	(26.5)
Noninterest expense	448	491	(43)	(8.8)	917		947	(30)	(3.2)

Income before income taxes (TE)	155	160	(5)	(3.1)	471		325	146	44.9
Allocated income taxes and TE adjustments	58	60	(2)	(3.3)	177		122	55	45.1

Net income	$97	$100	$(3)	(3.0)%	$294		$203	$91	44.8%

Percent of consolidated income from continuing operations	29%	33%	N/A	N/A	42%		35%	N/A	N/A

AVERAGE BALANCES
Loans and leases	$26,551	$26,830	$(279)	(1.0)%	$26,489		$26,798	$(309)	(1.2)%
Total assets	29,291	29,918	(627)	(2.1)	29,266		29,868	(602)	(2.0)
Deposits	46,171	46,675	(504)	(1.1)	46,375		46,255	120	.3

(a)	Community Banking results for the first quarter of 2007 include a $171 million ($107 million after tax) gain from the February 9 sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 11, for more information pertaining to this transaction.

TE = Taxable Equivalent, N/A = Not Applicable
ADDITIONAL COMMUNITY BANKING DATA

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$18,996	$20,786	$(1,790)	(8.6)%	$19,317	$20,515	$(1,198)	(5.8)%
Savings deposits	1,619	1,737	(118)	(6.8)	1,618	1,737	(119)	(6.9)
Certificates of deposits ($100,000 or more)	4,709	4,010	699	17.4	4,643	3,983	660	16.6
Other time deposits	12,038	11,437	601	5.3	12,044	11,358	686	6.0
Deposits in foreign office	1,046	634	412	65.0	1,003	578	425	73.5
Noninterest-bearing deposits	7,763	8,071	(308)	(3.8)	7,750	8,084	(334)	(4.1)

Total deposits	$46,171	$46,675	$(504)	(1.1)%	$46,375	$46,255	$120	.3%

HOME EQUITY LOANS
Average balance	$9,660	$10,107
Weighted-average loan-to-value ratio	70%	70%
Percent first lien positions	58	60

OTHER DATA
On-line households/household penetration	711,254 / 54%	639,444 / 52%
Branches	954	946
Automated teller machines	1,450	2,120

National Banking summary of continuing operations
As shown in Figure 6, income from continuing operations for National Banking was $169 million for the second quarter of 2007, compared to $176 million for the same period last year. Increases in the provision for loan losses and noninterest expense accounted for the reduction, and more than offset an increase in noninterest income. Net interest income was essentially unchanged from the year-ago quarter.
Taxable-equivalent net interest income decreased by less than $1 million from the second quarter of 2006. The adverse effect of a tighter interest rate spread on average earning assets was offset by the growth in average loans and deposits.
The provision for loan losses rose by $30 million, reflecting a higher level of net loan charge-offs.
Noninterest income was up $35 million, or 14%. The growth was attributable to a significant increase in net gains from loan securitizations and sales, along with higher income from operating leases, and trust and investment services.
Noninterest expense grew by $15 million, or 5%, due primarily to higher costs associated with operating leases.
Figure 6. National Banking

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$348	$349	$(1)	(.3)%	$688	$695	$(7)	(1.0)%
Noninterest income	282	247	35	14.2	547 [a]	484	63	13.0

Total revenue (TE)	630	596	34	5.7	1,235	1,179	56	4.7
Provision for loan losses	32	2	30	N/M	61	13	48	369.2
Noninterest expense	328	313	15	4.8	644	612	32	5.2

Income from continuing operations before income taxes (TE)	270	281	(11)	(3.9)	530	554	(24)	(4.3)
Allocated income taxes and TE adjustments	101	105	(4)	(3.8)	199	206	(7)	(3.4)

Income from continuing operations	169	176	(7)	(4.0)	331	348	(17)	(4.9)
(Loss) income from discontinued operations, net of taxes	(3)	5	(8)	N/M	(11)	15	(26)	N/M

Net income	$166	$181	$(15)	(8.3)%	$320	$363	$(43)	(11.8)%

Percent of consolidated income from continuing operations	50%	58%	N/A	N/A	48%	60%	N/A	N/A

AVERAGE BALANCES FROM CONTINUING OPERATIONS
Loans and leases	$39,348	$37,730	$1,618	4.3%	$39,110	$37,390	$1,720	4.6%
Loans held for sale	4,377	3,821	556	14.6	4,148	3,752	396	10.6
Total assets	49,639	47,682	1,957	4.1	49,063	47,237	1,826	3.9
Deposits	12,036	10,633	1,403	13.2	11,636	10,294	1,342	13.0

(a)	National Banking results for the first quarter of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation.

TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful
Other Segments
Other segments consist of Corporate Treasury and Key’s Principal Investing unit. These segments generated net income of $49 million for the second quarter of 2007, up from $19 million for the same period last year.

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
Figure 7, which spans pages 46 and 47, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income for each of those quarters to net interest income reported in accordance with GAAP.
Taxable-equivalent net interest income was $706 million for the second quarter of 2007, compared to $726 million for the year-ago quarter. The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets. Key’s net interest margin declined by 22 basis points from the second quarter of 2006 to 3.46% for the second quarter of 2007. A basis point is equal to one one-hundredth of a percentage point, meaning 22 basis points equal .22%.
The reductions in net interest income and the net interest margin were due primarily to tighter interest rate spreads on both loans and deposits, reflecting the continuation of competitive pricing, and a shift from NOW and money market deposit accounts to higher-cost certificates of deposit. Additionally, as part of the February 2007 sale of the McDonald Investments branch network, Key transferred approximately $1.3 billion of NOW and money market deposit accounts to the buyer. McDonald Investments’ NOW and money market deposit accounts averaged $1.5 billion for the second quarter of 2006. The decrease in the net interest margin was moderated by the impact of a 7% rise in the volume of noninterest-bearing funds. The growth in these funds added approximately 12 basis points to the net interest margin.
Average earning assets for the second quarter of 2007 totaled $81.6 billion, which was $2.6 billion, or 3%, higher than the second quarter 2006 level. Increases in commercial loans, commercial mortgage loans held for sale and securities available for sale drove the growth.
Since December 31, 2005, the growth and composition of Key’s earning assets have been affected by the following loan sales, most of which came from the held-for-sale portfolio:

♦	Key sold commercial mortgage loans of $1.8 billion ($238 million through a securitization) during the first six months of 2007 and $2.6 billion during all of 2006. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales agreements), Key established and has maintained a loss reserve in an amount estimated by management to be appropriate. More information about the related recourse agreement is provided in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 29.

♦	Key sold education loans of $179 million during the first six months of 2007 and $1.4 billion ($1.1 billion through a securitization) during all of 2006. Key uses the securitization market for education loans to diversify funding sources.

♦	Key sold other loans totaling $695 million during the first half of 2007 and $3.2 billion during all of 2006. This included the fourth quarter 2006 sale of the $2.5 billion nonprime mortgage loan portfolio held by the Champion Mortgage finance business. The Champion business no longer fit strategically with Key’s longer-term business goals and continued focus on Community Banking and relationship-oriented businesses.

Figure 7. Average Balance Sheets, Net Interest Income and Yields/Rates
From Continuing Operations

	Second Quarter 2007			First Quarter 2007
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans [a,b]
Commercial, financial and agricultural	$21,856	$401	7.36%	$21,562	$392	7.38%
Real estate — commercial mortgage	8,565	165	7.75	8,426	163	7.83
Real estate — construction	8,243	167	8.09	8,227	166	8.20
Commercial lease financing	10,096	142	5.62	10,094	146	5.78

Total commercial loans	48,760	875	7.19	48,309	867	7.26
Real estate — residential	1,472	24	6.57	1,444	24	6.60
Home equity	10,752	193	7.22	10,706	191	7.22
Consumer — direct	1,370	37	10.64	1,450	36	10.15
Consumer — indirect	3,961	67	6.76	3,760	64	6.79

Total consumer loans	17,555	321	7.33	17,360	315	7.32

Total loans	66,315	1,196	7.23	65,669	1,182	7.28
Loans held for sale	4,415	82	7.50	3,940	75	7.70
Investment securities [a]	39	—	6.72	39	1	7.21
Securities available for sale [c]	7,793	106	5.45	7,548	100	5.27
Short-term investments	1,484	16	4.19	1,607	18	4.55
Other investments [c]	1,541	15	3.68	1,400	13	3.65

Total earning assets	81,587	1,415	6.95	80,203	1,389	6.99
Allowance for loan losses	(942)			(942)
Accrued income and other assets	12,767			12,835

Total assets	$93,412			$92,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$22,953	179	3.14	$23,424	177	3.06
Savings deposits	1,633	1	.19	1,629	1	.19
Certificates of deposit ($100,000 or more) [d]	6,237	79	5.03	6,151	76	5.03
Other time deposits	12,047	141	4.70	12,063	138	4.64
Deposits in foreign office [e]	3,600	47	5.20	3,258	41	5.12

Total interest-bearing deposits	46,470	447	3.85	46,525	433	3.77
Federal funds purchased and securities sold under repurchase agreements [e]	4,748	59	5.04	3,903	49	5.04
Bank notes and other short-term borrowings	1,771	18	4.14	1,113	11	3.98
Long-term debt [d,e]	12,909	185	5.83	13,617	196	5.90

Total interest-bearing liabilities	65,898	709	4.33	65,158	689	4.29
Noninterest-bearing deposits	13,927			13,237
Accrued expense and other liabilities	5,933			6,083
Shareholders’ equity	7,654			7,618

Total liabilities and shareholders’ equity	$93,412			$92,096

Interest rate spread (TE)			2.62%			2.70%

Net interest income (TE) and net interest margin (TE)		706	3.46%		700	3.50%

TE adjustment [a]		20			21

Net interest income, GAAP basis		$686			$679

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	Yield is calculated on the basis of amortized cost.

(d)	Rate calculation excludes basis adjustments related to fair value hedges.

(e)	Results from continuing operations exclude the dollar amount of liabilities assumed necessary to support interest-earning assets held by the discontinued Champion Mortgage finance business. The interest expense related to these liabilities, which also is excluded from continuing operations, was calculated using a matched funds transfer pricing methodology.

TE = Taxable Equivalent

GAAP = U.S. generally accepted accounting principles

Figure 7. Average Balance Sheets, Net Interest Income and Yields/Rates
From Continuing Operations (Continued)

Fourth Quarter 2006			Third Quarter 2006			Second Quarter 2006
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$21,384	$400	7.42%	$21,648	$400	7.34%	$21,970	$390	7.12%
8,399	167	7.86	8,106	164	8.04	8,071	153	7.59
8,347	174	8.25	7,965	171	8.51	7,570	152	8.07
9,891	160	6.47	9,850	144	5.83	9,764	148	6.05

48,021	901	7.44	47,569	879	7.34	47,375	843	7.13
1,428	24	6.59	1,415	23	6.49	1,430	24	6.54
10,896	197	7.22	11,017	200	7.19	11,003	193	7.02
1,557	34	8.63	1,585	36	9.07	1,685	41	9.64
3,671	62	6.85	3,594	61	6.83	3,503	57	6.66

17,552	317	7.21	17,611	320	7.23	17,621	315	7.16

65,573	1,218	7.38	65,180	1,199	7.31	64,996	1,158	7.14
4,547	90	7.86	4,578	94	8.17	3,844	73	7.64
38	1	7.68	42	1	8.12	46	1	8.01
7,765	96	4.88	7,216	84	4.61	7,075	84	4.71
1,584	16	4.04	1,588	16	3.78	1,678	16	3.89
1,351	24	6.76	1,363	16	4.67	1,398	17	4.60

80,858	1,445	7.09	79,967	1,410	7.00	79,037	1,349	6.83
(941)			(951)			(958)
13,129			13,247			13,137

$93,046			$92,263			$91,216

$25,136	198	3.13	$25,230	194	3.05	$25,347	173	2.75
1,651	1	.19	1,700	1	.19	1,752	1	.20
6,013	75	4.93	5,517	67	4.82	5,382	61	4.54
11,921	136	4.50	11,700	127	4.29	11,456	115	4.02
2,245	30	5.55	2,820	39	5.55	2,116	28	5.22

46,966	440	3.72	46,967	428	3.61	46,053	378	3.29
2,816	37	5.21	2,315	30	5.05	1,692	20	4.76
1,814	19	4.17	2,285	24	4.29	2,497	27	4.17
14,092	205	5.80	13,763	202	5.83	14,088	198	5.59

65,688	701	4.24	65,330	684	4.15	64,330	623	3.87
13,424			13,073			13,014
6,041			6,063			6,205
7,893			7,797			7,667

$93,046			$92,263			$91,216

		2.85%			2.85%			2.96%

	744	3.66%		726	3.61%		726	3.68%

	32			21			22

	$712			$705			$704

Figure 8 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 53, contains more discussion about changes in earning assets and funding sources.
Figure 8. Components of Net Interest Income Changes

	From three months ended June 30, 2006			From six months ended June 30, 2006
	to three months ended June 30, 2007			to six months ended June 30, 2007
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change

INTEREST INCOME
Loans	$24	$14	$38	$49	$84	$133
Loans held for sale	11	(2)	9	15	1	16
Investment securities	—	(1)	(1)	(1)	1	—
Securities available for sale	9	13	22	14	25	39
Short-term investments	(2)	2	—	(3)	6	3
Other investments	2	(4)	(2)	3	(17)	(14)

Total interest income (TE)	44	22	66	77	100	177

INTEREST EXPENSE
NOW and money market deposit accounts	(17)	23	6	(23)	61	38
Certificates of deposit ($100,000 or more)	10	8	18	19	17	36
Other time deposits	6	20	26	14	46	60
Deposits in foreign office	19	—	19	35	3	38

Total interest-bearing deposits	18	51	69	45	127	172
Federal funds purchased and securities sold under repurchase agreements	38	1	39	61	7	68
Bank notes and other short-term borrowings	(7)	(2)	(9)	(22)	—	(22)
Long-term debt	(17)	4	(13)	(22)	22	—

Total interest expense	32	54	86	62	156	218

Net interest income (TE)	$12	$(32)	$(20)	$15	$(56)	$(41)

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
TE = Taxable Equivalent
Noninterest income
Noninterest income for the second quarter of 2007 was $649 million, up from $545 million for the same period last year. For the first six months of the year, noninterest income was $1.3 billion, representing an increase of $277 million, or 27%, from the first six months of 2006.
As shown in Figure 9, the growth in noninterest income from the year-ago quarter reflected increases of $67 million in net gains from principal investing, $23 million in net gains from loan securitizations and sales, and higher revenue from several other fee-based businesses. In addition, results for the current quarter include a $40 million gain related to the sale of MasterCard Incorporated shares, compared to a $9 million gain recorded in the year-ago quarter that resulted from the share redemption by MasterCard Incorporated as part of its initial public offering. Trust and investment services income decreased due to lower brokerage income resulting from the sale of the McDonald Investments branch network.
For the year-to-date period, the growth in noninterest income from the same period last year reflected several significant items. During first quarter of 2007, Key recorded a $171 million gain associated with the February 9, 2007, sale of the McDonald Investments branch network, a $49 million loss recorded in connection with the repositioning of the securities portfolio and a $26 million gain from the settlement of the automobile residual value insurance litigation. Excluding these items, Key’s noninterest income was $1.2 billion for the first half of 2007, representing a $129 million, or 13%, increase from the first six months of 2006. As shown in Figure 9, a $99 million improvement in net gains from principal investing, along with higher income from operating leases, an increase in net gains from loan securitizations and sales, and the gain related to the sale of MasterCard Incorporated shares drove the growth. These positive results were moderated by decreases in income from trust and investment services, and investment banking and capital markets activities.

Figure 9. Noninterest Income

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Trust and investment services income	$115	$139	$(24)	(17.3)%	$240	$274	$(34)	(12.4)%
Service charges on deposit accounts	84	77	7	9.1	159	149	10	6.7
Investment banking and capital markets income	52	57	(5)	(8.8)	96	117	(21)	(17.9)
Operating lease income	66	56	10	17.9	130	108	22	20.4
Letter of credit and loan fees	45	45	—	—	83	85	(2)	(2.4)
Corporate-owned life insurance income	32	26	6	23.1	57	51	6	11.8
Electronic banking fees	25	27	(2)	(7.4)	49	51	(2)	(3.9)
Net gains from loan securitizations and sales	33	10	23	230.0	42	20	22	110.0
Net securities gains (losses)	2	4	(2)	(50.0)	(45)	5	(50)	N/M
Gain on sale of McDonald Investments branch network	—	—	—	—	171	—	171	N/M
Other income:
Insurance income	15	17	(2)	(11.8)	29	31	(2)	(6.5)
Loan securitization servicing fees	6	5	1	20.0	11	10	1	10.0
Credit card fees	3	3	—	—	6	6	—	—
Net gains from principal investing	90	23	67	291.3	119	20	99	495.0
Gains related to Mastercard Incorporated shares	40	9	31	344.4	40	9	31	344.4
Litigation settlement — automobile residual value insurance	—	—	—	—	26	—	26	N/M
Miscellaneous income	41	47	(6)	(12.8)	90	90	—	—

Total other income	195	104	91	87.5	321	166	155	93.4

Total noninterest income	$649	$545	$104	19.1%	$1,303	$1,026	$277	27.0%

N/M = Not Meaningful
The following discussion explains the composition of certain elements of Key’s noninterest income and the factors that caused those elements to change.
Trust and investment services income. Trust and investment services generally is Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 10. The decreases compared to 2006 results were attributable to lower brokerage income resulting from the sale of the McDonald Investments branch network. Excluding the impact of the sale, brokerage commissions and fee income was up $3 million from the second quarter of last year and $1 million from the first six months of 2006. As shown in Figure 10, growth was also experienced in both personal and institutional asset management and custody fees.
Figure 10. Trust and Investment Services Income

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Brokerage commissions and fee income	$28	$59	$(31)	(52.5)%	$68	$121	$(53)	(43.8)%
Personal asset management and custody fees	41	38	3	7.9	81	77	4	5.2
Institutional asset management and custody fees	46	42	4	9.5	91	76	15	19.7

Total trust and investment services income	$115	$139	$(24)	(17.3)%	$240	$274	$(34)	(12.4)%

A significant portion of Key’s trust and investment services income depends on the value and mix of assets under management. At June 30, 2007, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $85.6 billion, compared to $80.3 billion at June 30, 2006. As shown in Figure 11, the increase was due primarily to Key’s equity portfolio, reflecting improvement in the equity markets in general. Key’s fixed income portfolio and the higher-yielding hedge funds obtained in the acquisition of Austin Capital Management, Ltd. on April 1, 2006, also contributed to the increase. The decrease in assets under management during the first quarter of 2007 was attributable to assets transferred in connection with the sale of the McDonald Investments branch network.

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
Figure 11. Assets Under Management

	2007		2006
in millions	Second	First	Fourth	Third	Second

Assets under management by investment type:
Equity	$42,462	$40,065	$41,877	$39,831	$37,290
Securities lending	22,595	21,608	21,146	22,699	22,827
Fixed income	11,187	11,420	11,242	11,311	10,742
Money market	8,069	8,260	9,402	9,298	8,590
Hedge funds	1,279	1,035	1,032	921	900

Total	$85,592	$82,388	$84,699	$84,060	$80,349

Proprietary mutual funds included in assets under management:
Money market	$6,280	$6,459	$7,579	$7,520	$7,014
Equity	6,392	5,788	5,713	5,250	5,039
Fixed income	615	621	629	639	653

Total	$13,287	$12,868	$13,921	$13,409	$12,706

Service charges on deposit accounts. Service charges on deposit accounts were up from the prior year, due primarily to an increase in overdraft fees resulting from higher transaction volume and a rate increase instituted during the second quarter of 2007.
Investment banking and capital markets income. As shown in Figure 12, the decreases in investment banking and capital markets income were due to reductions in both investment banking income and income from other investments. Included in income from other investments for the first six months of 2006 is a $25 million gain from the initial public offering completed by the New York Stock Exchange during the first quarter of last year.
Figure 12. Investment Banking and Capital Markets Income

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Investment banking income	$22	$26	$(4)	(15.4)%	$43	$48	$(5)	(10.4)%
Dealer trading and derivatives income	12	9	3	33.3	20	16	4	25.0
Income from other investments	6	11	(5)	(45.5)	11	32	(21)	(65.6)
Foreign exchange income	12	11	1	9.1	22	21	1	4.8

Total investment banking and capital markets income	$52	$57	$(5)	(8.8)%	$96	$117	$(21)	(17.9)%

Operating lease income. The increase in operating lease income compared to the second quarter and first half of 2006 reflected a higher volume of activity in the Equipment Finance line of business. Depreciation expense related to the leased equipment is presented in Figure 13 as “operating lease expense.”
Net gains from loan securitizations and sales. Key sells or securitizes loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. The higher level of net gains in the current year is largely attributable to gains of $15 million recorded in the second quarter of 2007 as a result of the sales of certain leveraged lease financing receivables. The types of loans sold during 2007 and 2006 are presented in Figure 17 on page 55.

Net gains from principal investing. Principal investments consist of direct and indirect investments in predominantly privately-held companies. Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($975 million at June 30, 2007, $830 million at December 31, 2006, and $846 million at June 30, 2006). The net gains presented in Figure 9 stem from changes in estimated fair values as well as actual gains on sales of principal investments.
Noninterest expense
Noninterest expense for the second quarter of 2007 was $815 million, compared to $798 million for the second quarter of 2006. For the first six months of the year, noninterest expense was $1.6 billion, representing an increase of $49 million, or 3%, from the first six months of 2006.
As shown in Figure 13, personnel expense decreased by $16 million due to lower incentive compensation accruals stemming from the sale of the McDonald Investments branch network. Excluding a $42 million charge to litigation (included in “miscellaneous expense”) recorded in the second quarter of 2007, nonpersonnel expense was down $9 million, due primarily to reductions in professional fees and certain costs associated with the McDonald Investments branch network. See Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 28, for more information pertaining to the Honsador litigation charge.
For the year-to-date period, personnel expense grew by $12 million. Nonpersonnel expense was down $5 million, after adjusting for the litigation charge. Substantially higher operating lease expense was offset by a significant reduction in professional fees.
Figure 13. Noninterest Expense

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Personnel	$411	$427	$(16)	(3.7)%	$839	$827	$12	1.5%
Net occupancy	59	59	—	—	122	120	2	1.7
Computer processing	49	49	—	—	100	105	(5)	(4.8)
Operating lease expense	55	45	10	22.2	107	86	21	24.4
Professional fees	26	40	(14)	(35.0)	52	73	(21)	(28.8)
Equipment	24	26	(2)	(7.7)	49	52	(3)	(5.8)
Marketing	20	23	(3)	(13.0)	39	38	1	2.6
Other expense:
Postage and delivery	11	12	(1)	(8.3)	23	25	(2)	(8.0)
Franchise and business taxes	8	10	(2)	(20.0)	17	20	(3)	(15.0)
Telecommunications	7	7	—	—	14	14	—	—
Provision (credit) for losses on lending-related commitments	6	—	6	N/M	(2)	—	(2)	N/M
Miscellaneous expense	139	100	39	39.0	239	190	49	25.8

Total other expense	171	129	42	32.6	291	249	42	16.9

Total noninterest expense	$815	$798	$17	2.1%	$1,599	$1,550	$49	3.2%

Average full-time equivalent employees [a]	18,888	19,931	(1,043)	(5.2)%	19,342	19,813	(471)	(2.4)%

(a)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.
N/M = Not Meaningful
The following discussion explains the composition of certain elements of Key’s noninterest expense and the factors that caused those elements to change.
Personnel. As shown in Figure 14, personnel expense, the largest category of Key’s noninterest expense, rose by $12 million, or 1%, from the first six months of 2006. The increase, which was moderated by the sale of the McDonald Investments branch network, was attributable to normal salary adjustments and higher stock-based compensation. The McDonald Investments branch network accounted for $17 million of Key’s personnel expense in the current year, compared to $58 million for the first half of 2006. For the second quarter of 2007, the average number of full-time equivalent employees was 18,888, compared to 19,801 for the first quarter of 2007 and 19,931 for the second quarter of 2006.

Figure 14. Personnel Expense

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Salaries	$236	$234	$2	.9%	$481	$463	$18	3.9%
Incentive compensation	82	98	(16)	(16.3)	157	175	(18)	(10.3)
Employee benefits	73	75	(2)	(2.7)	155	155	—	—
Stock-based compensation [a]	16	18	(2)	(11.1)	40	32	8	25.0
Severance	4	2	2	100.0	6	2	4	200.0

Total personnel expense	$411	$427	$(16)	(3.7)%	$839	$827	$12	1.5%

(a)	Excludes directors’ stock-based compensation of $.5 million and $.3 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $1.3 million and $.6 million for the six-month periods ended June 30, 2007 and 2006, respectively. Directors’ stock-based compensation is included in the “miscellaneous expense” component shown in Figure 13.
Operating lease expense. The increase in operating lease expense compared to the second quarter and first half of 2006 reflected a higher volume of activity in the Equipment Finance line of business. Income related to the rental of leased equipment is presented in Figure 9 as “operating lease income.”
Professional fees. The decrease in professional fees for both the quarterly and year-to-date periods was due in part to a reduction in costs associated with Key’s efforts to strengthen compliance controls, for which substantial investment has already been made.
Income taxes
The provision for income taxes from continuing operations was $130 million for the second quarter of 2007, compared to $125 million for the comparable period in 2006. The effective tax rate, which is the provision for income taxes from continuing operations as a percentage of income from continuing operations before income taxes and the cumulative effect of an accounting change, was 27.8% for the second quarter of 2007, compared to 29.2% for the year-ago quarter. For the first six months of 2007, the provision for income taxes was $277 million, compared to $235 million for the first six months of 2006. The effective tax rates for these periods were 28.5% and 28.9%, respectively.
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

Financial Condition
Loans and loans held for sale
At June 30, 2007, total loans outstanding were $66.7 billion, compared to $65.8 billion at December 31, 2006, and $67.4 billion at June 30, 2006. The composition of Key’s loan portfolio at each of these dates is presented in Note 6 (“Loans and Loans Held for Sale”), which begins on page 20. Key’s commercial loan portfolio grew over the past twelve months, but that growth was more than offset by a third quarter 2006 transfer of home equity loans to loans held for sale in connection with the anticipated November 29, 2006, sale of the Champion Mortgage finance business.
Commercial loan portfolio. Commercial loans outstanding increased by $1.5 billion, or 3%, from one year ago, reflecting improvement in the economy. The overall growth in the commercial loan portfolio was geographically broad-based and spread among a number of industry sectors.
Commercial real estate loans for both owner- and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At June 30, 2007, Key’s commercial real estate portfolio included mortgage loans of $8.6 billion and construction loans of $8.2 billion. The average mortgage loan originated during the first half of 2007 was $2 million, and the largest mortgage loan at June 30, 2007, had a balance of $47 million. At June 30, 2007, the average construction loan commitment was $6 million. The largest construction loan commitment was $125 million, of which $121 million was outstanding.
Key’s commercial real estate lending business is conducted through two primary sources: a thirteen-state banking franchise and Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. Real Estate Capital deals exclusively with nonowner-occupied properties (generally properties in which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 62% of Key’s total average commercial real estate loans during the second quarter of 2007. Key’s commercial real estate business generally focuses on larger real estate developers and, as shown in Figure 15, is diversified by both industry type and geographic location of the underlying collateral.
Figure 15. Commercial Real Estate Loans

June 30, 2007	Geographic Region							Percent of
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Total	Total

Nonowner-occupied:
Residential properties	$265	$1,127	$260	$185	$445	$1,573	$3,855	22.9%
Multi-family properties	352	312	208	252	434	433	1,991	11.8
Retail properties	119	544	135	426	308	284	1,816	10.8
Land and development	56	240	191	97	252	232	1,068	6.3
Office buildings	138	205	111	139	116	242	951	5.7
Warehouses	73	140	18	81	69	165	546	3.2
Health facilities	147	107	14	160	46	96	570	3.4
Manufacturing facilities	8	—	17	22	4	18	69	.4
Hotels/Motels	2	23	—	1	20	2	48	.3
Other	175	21	2	314	103	210	825	4.9

	1,335	2,719	956	1,677	1,797	3,255	11,739	69.7
Owner-occupied	1,002	184	81	1,750	446	1,641	5,104	30.3

Total	$2,337	$2,903	$1,037	$3,427	$2,243	$4,896	$16,843	100.0%

Nonowner-occupied:
Nonperforming loans	$3	—	—	$13	—	$12	$28	N/M
Accruing loans past due 90 days or more	—	—	—	2	$1	47	50	N/M
Accruing loans past due 30 through 89 days	5	$20	—	15	—	69	109	N/M

Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina,
South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Southwest –	Arizona, Nevada and New Mexico
Midwest –	Idaho, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
West –	Alaska, California, Hawaii, Montana, Oregon, Washington and Wyoming
N/M = Not Meaningful

Management believes Key has both the scale and array of products to compete on a world-wide basis in the specialty of equipment lease financing. These financing arrangements are conducted through the Equipment Finance line of business. Commercial lease financing receivables increased by $229 million, or 2%, over the past twelve months.
Consumer loan portfolio. Consumer loans outstanding decreased by $2.2 billion, or 11%, from one year ago. The decline was largely attributable to the third quarter 2006 transfer of $2.5 billion of home equity loans to loans held for sale in connection with the November 2006 sale of the Champion Mortgage finance business discussed below. The portfolio also was affected by a general slowdown in the level of home equity loan originations over the past year. Excluding loan sales, acquisitions and the transfer to loans held for sale, consumer loans would have increased by $304 million, or 2%, during the past twelve months.
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. This portfolio is derived primarily from the Regional Banking line of business (responsible for 89% of home equity loans at June 30, 2007); the remainder originated from the Home Equity Services unit within our Consumer Finance line of business, which works with home improvement contractors to provide home equity and home improvement financing solutions. Prior to November 2006, Champion Mortgage, a home equity finance business, also contributed to Key’s home equity portfolio. In November 2006, Key sold the nonprime mortgage loan portfolio held by the Champion Mortgage finance business and announced a separate agreement to sell Champion’s origination platform. The platform sale closed on February 28, 2007.
Figure 16 summarizes Key’s home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 16. Home Equity Loans

	2007		2006
dollars in millions	Second	First	Fourth	Third	Second

SOURCES OF LOANS OUTSTANDING
Regional Banking	$9,736	$9,623	$9,805	$9,990	$10,122
Champion Mortgage [a]	—	—	—	—	2,458
Home Equity Services unit	1,143	1,046	1,021	998	929

Total	$10,879	$10,669	$10,826	$10,988	$13,509

Nonperforming loans at period end [a]	$55	$52	$50	$46	$90
Net loan charge-offs for the period	6	7	6	4	7
Yield for the period [b]	7.22%	7.22%	7.22%	7.19%	7.02%

(a)	On August 1, 2006, Key transferred $2.5 billion of home equity loans from the loan portfolio to loans held for sale and approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with the anticipated November 29, 2006, sale of the Champion Mortgage finance business.

(b)	From continuing operations.
Loans held for sale. As shown in Note 6, Key’s loans held for sale rose to $4.5 billion at June 30, 2007, from $3.6 billion at December 31, 2006, and $4.2 billion at June 30, 2006, due primarily to originations in the commercial mortgage portfolio.
Sales and securitizations. Key continues to use alternative funding sources like loan sales and securitizations to support its loan origination capabilities. In addition, several acquisitions completed over the past several years have improved Key’s ability to originate and sell new loans, and to securitize and service loans generated by others, especially in the area of commercial real estate.
During the past twelve months, Key sold $3.5 billion of commercial mortgage loans ($238 million through a securitization), $2.7 billion of home equity loans, $1.3 billion of education loans ($963 million through a securitization), $427 million of residential real estate loans, $300 million of commercial loans and leases, and $90 million of consumer – direct loans. Most of these sales came from the held-for-sale portfolio.

Among the factors that Key considers in determining which loans to sell or securitize are:
♦	whether particular lending businesses meet established performance standards or fit with Key’s relationship banking strategy;

♦	Key’s asset/liability management needs;

♦	whether the characteristics of a specific loan portfolio make it conducive to securitization;

♦	the cost of alternative funding sources;

♦	the level of credit risk; and

♦	capital requirements.
Figure 17 summarizes Key’s loan sales (including securitizations) for the first half of 2007 and all of 2006.
Figure 17. Loans Sold (Including Loans Held for Sale)

		Commercial	Commercial	Residential	Home	Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	—Direct	Education	Total

2007
Second quarter	$36	$1,079	$98	$118	—	—	$118	$1,449
First quarter	15	688	5	100	$233	$90	61	1,192

Total	$51	$1,767	$103	$218	$233	$90	$179	$2,641

2006
Fourth quarter	$80	$1,070	$13	$100	$2,474	—	$983	$4,720
Third quarter	37	679	16	109	2	—	143	986
Second quarter	64	483	—	97	—	—	110	754
First quarter	40	406	105	54	—	—	172	777

Total	$221	$2,638	$134	$360	$2,476	—	$1,408	$7,237

Figure 18 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. Included are loans that have been both securitized and sold, or simply sold outright.
Figure 18. Loans Administered or Serviced

	June 30,	March 31,	December 31,	September 30,	June 30,
in millions	2007	2007	2006	2006	2006

Commercial real estate loans [a]	$121,384	$108,303	$93,611	$81,873	$78,348
Education loans	5,118	5,251	5,475	4,640	4,806
Home equity loans [b]	—	—	2,360	4	4
Commercial lease financing	529	458	479	479	479
Commercial loans	242	243	268	252	255

Total	$127,273	$114,255	$102,193	$87,248	$83,892

(a)	Key acquired the servicing for three commercial mortgage loan portfolios with an aggregate principal balance of $6.4 billion, $12.7 billion and $9.0 billion for the second quarter 2007, first quarter 2007 and fourth quarter 2006, respectively.

(b)	In November 2006, Key sold the $2.5 billion nonprime mortgage loan portfolio held by the Champion Mortgage finance business but continued to provide servicing through various dates in March 2007.
In the event of default by a borrower, Key is subject to recourse with respect to approximately $600 million of the $127.3 billion of loans administered or serviced at June 30, 2007. Additional information about this recourse arrangement is included in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 29.

Key derives income from several sources when loans are securitized or sold, but Key retains the right to administer or service them. Key earns noninterest income (recorded as “other income”) from fees for servicing or administering loans. In addition, Key earns interest income from securitized assets retained and from lending funds generated by escrow deposits collected in connection with the servicing of commercial real estate loans. These deposits have contributed to the growth in Key’s average noninterest-bearing deposits over the past twelve months.
Securities
At June 30, 2007, the securities portfolio totaled $10.5 billion and included $7.8 billion of securities available for sale, $37 million of investment securities, $994 million of trading account securities included in “short-term investments” on the balance sheet and $1.6 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2006, was $10.1 billion, including $7.8 billion of securities available for sale, $41 million of investment securities, $912 million of trading account securities and $1.4 billion of other investments. At June 30, 2006, the securities portfolio totaled $9.4 billion and included $7.1 billion of securities available for sale, $44 million of investment securities, $803 million of trading account securities and $1.4 billion of other investments.
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations (“CMO”). A CMO is a debt security that is secured by a pool of mortgages or mortgage-backed securities. Key’s CMOs generate interest income and serve as collateral to support certain pledging agreements. At June 30, 2007, Key had $7.4 billion invested in CMOs and other mortgage-backed securities, compared to $7.3 billion at December 31, 2006, and $6.8 billion at June 30, 2006. Substantially all of Key’s mortgage-backed securities are issued or backed by federal agencies.
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
In March 2007, management completed a comprehensive evaluation of the securities available-for-sale portfolio and determined that a repositioning of the portfolio was appropriate to enhance future financial performance, particularly in the event of a decline in interest rates. As a result, Key sold $2.4 billion of shorter-maturity, agency-issued CMOs and reinvested the proceeds in agency-issued securities with higher yields and longer expected average maturities. The weighted-average yield of Key’s available-for-sale portfolio increased from 4.78% at December 31, 2006, to 5.24% at June 30, 2007, and the weighted-average maturity of the portfolio increased from 2.6 years at December 31, 2006, to 3.3 years at June 30, 2007. The repositioning also served to reduce Key’s exposure to prepayment risk in a declining interest rate scenario. This was accomplished by replacing the CMOs sold with those that have underlying mortgage loans with shorter maturities and lower coupon rates. Key continues to maintain a relatively neutral exposure to near-term changes in interest rates. Neither funding nor capital levels were affected materially by this portfolio repositioning.
As a result of the sale, Key recorded a loss of $49 million ($31 million after tax, $0.08 per diluted common share) during the first quarter of 2007. This loss was previously recorded in “net unrealized losses on securities available for sale” in the accumulated other comprehensive loss component of shareholders’ equity.
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

Figure 19 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about Key’s securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 18.
Figure 19. Securities Available for Sale

				Other
	U.S. Treasury,	States and	Collateralized	Mortgage-	Retained			Weighted-
	Agencies and	Political	Mortgage	Backed	Interests in	Other		Average
dollars in millions	Corporations	Subdivisions	Obligations [a]	Securities [a]	Securitizations [a]	Securities [b]	Total	Yield [c]

JUNE 30, 2007
Remaining maturity:
One year or less	$4	—	$3	$4	$3	$71	$85	5.53%
After one through five years	9	$4	6,310	976	100	87	7,486	5.15
After five through ten years	4	4	—	122	90	3	223	8.28
After ten years	1	5	—	11	—	8	25	6.35

Fair value	$18	$13	$6,313	$1,113	$193	$169	$7,819	—
Amortized cost	18	13	6,421	1,133	146	150	7,881	5.24%
Weighted-average yield [c]	5.41%	8.20%	4.87%	5.16%	21.85%	5.62%[d]	5.24%[d]	—
Weighted-average maturity	4.8 years	9.2 years	3.0 years	4.7 years	5.6 years	5.2 years	3.3 years	—

DECEMBER 31, 2006
Fair value	$94	$15	$7,001	$334	$208	$175	$7,827	—
Amortized cost	94	14	7,098	336	151	165	7,858	4.78%

JUNE 30, 2006
Fair value	$24	$17	$6,558	$198	$167	$176	$7,140	—
Amortized cost	24	17	6,772	202	122	170	7,307	4.62%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes securities of $155 million at June 30, 2007, that have no stated yield.
Investment securities. Foreign bonds and securities issued by states and political subdivisions constitute most of Key’s investment securities. Figure 20 shows the composition, yields and remaining maturities of these securities.
Figure 20. Investment Securities

	States and			Weighted-
	Political	Other		Average
dollars in millions	Subdivisions	Securities	Total	Yield [a]

JUNE 30, 2007
Remaining maturity:
One year or less	$8	$5	$13	6.89%
After one through five years	9	15	24	7.32

Amortized cost	$17	$20	$37	7.15%
Fair value	17	20	37	—
Weighted-average yield	8.40%	5.53%[b]	7.15%[b]	—
Weighted-average maturity	1.5 years	2.1 years	1.8 years	—

DECEMBER 31, 2006
Amortized cost	$20	$21	$41	7.05%
Fair value	21	21	42	—

JUNE 30, 2006
Amortized cost	$29	$15	$44	7.23%
Fair value	30	15	45	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes securities of $8 million at June 30, 2007, that have no stated yield.

For additional information pertaining to Key’s trading account securities and other investments, see Note 5.
Deposits and other sources of funds
“Core deposits” ___ domestic deposits other than certificates of deposit of $100,000 or more ___ are Key’s primary source of funding. These deposits generally are stable, have a relatively low cost and typically react more slowly to changes in interest rates than market-based deposits. During the second quarter of 2007, core deposits averaged $50.6 billion, and represented 62% of the funds Key used to support loans and other earning assets, compared to $51.6 billion and 65% during the same quarter in 2006. The composition of Key’s deposits is shown in Figure 7, which spans pages 46 and 47.
The decrease in the level of Key’s average core deposits from the second quarter of 2006 was attributable in part to a shift from NOW and money market deposit accounts to higher-cost time deposits. This change reflects client preferences for higher-yielding investments in a changing interest rate environment. Additionally, as part of the February 2007 sale of the McDonald Investments branch network, Key transferred approximately $1.3 billion of NOW and money market deposit accounts to the buyer. McDonald Investments’ NOW and money market deposit accounts averaged $1.5 billion for the second quarter of last year.
Average noninterest-bearing deposits increased from the year-ago quarter as a result of continued emphasis on cross-selling products, focused sales and marketing efforts related to Key’s free checking products, and additional escrow deposits obtained in connection with the servicing of commercial real estate loans. Adjusting for the McDonald Investments sale, average core deposits were up approximately $500 million from the second quarter of 2006.
Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $16.4 billion in the second quarter of 2007, compared to $11.7 billion during the year-ago quarter. The increase was attributable to growth in large certificates of deposit, foreign branch deposits, and federal funds purchased and securities sold under repurchase agreements, offset in part by a decrease in bank notes and other short-term borrowings. During the first half of 2007, purchased funds were relied upon more heavily as a funding source in light of the core deposits transferred in connection with the McDonald Investments sale, and a temporary need for additional short-term funding to facilitate the repositioning of the securities portfolio. In addition, these funds were used to pay down long-term debt.
Management continues to consider loan sales and securitizations as a funding alternative when market conditions are favorable.
Capital
Shareholders’ equity. Total shareholders’ equity at June 30, 2007, was $7.7 billion, down $2 million from December 31, 2006.
Effective January 1, 2007, Key adopted FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which provides additional guidance on the application of SFAS No. 13, “Accounting for Leases.” This guidance affects when earnings from leveraged lease transactions will be recognized, and requires a lessor to recalculate its recognition of lease income when there are changes or projected changes in the timing of cash flows. As a result of adopting this guidance, Key recorded a cumulative after-tax charge of $52 million to retained earnings during the first quarter. Future earnings are expected to increase over the remaining term of the affected leases by a similar amount. Additional information related to this new accounting guidance is included in Note 1 (“Basis of Presentation”) under the heading “Accounting Pronouncements Adopted in 2007” on page 8. See Note 12 (“Income Taxes”) under the heading “Tax-Related Accounting Pronouncements Adopted in 2007” on page 26 for a discussion of the potential impact of Staff Position No. 13-2 on Key in the event of an adverse outcome in the AWG leasing litigation, certain settlement scenarios and other factors.

Other factors contributing to the change in shareholders’ equity during the first half of 2007 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.
Changes in common shares outstanding. Figure 21 shows activities that caused the change in Key’s outstanding common shares over the past five quarters.
Figure 21. Changes in Common Shares Outstanding

	2007		2006
in thousands	Second	First	Fourth	Third	Second

Shares outstanding at beginning of period	394,483	399,153	402,748	402,672	405,273
Issuance of shares under employee benefit plans	879	3,330	1,405	2,576	1,399
Repurchase of common shares	(6,000)	(8,000)	(5,000)	(2,500)	(4,000)

Shares outstanding at end of period	389,362	394,483	399,153	402,748	402,672

Key repurchases its common shares periodically under a repurchase program authorized by the Board of Directors. Key’s repurchase activity for each of the three months ended June 30, 2007, is summarized in Figure 22.
Figure 22. Share Repurchases

			Number of	Remaining Number
			Shares Purchased	of Shares That May
	Number of	Average	Under a Publicly	be Purchased Under
	Shares	Price Paid	Announced	the Program as
in thousands, except per share data	Purchased	per Share	Program [a]	of Each Month-End [a]

April 1-30, 2007	2,800	$36.38	2,800	19,200
May 1-31, 2007	3,200	36.31	3,200	16,000
June 1-30, 2007	—	—	—	16,000

Total	6,000	$36.35	6,000

(a)	In January 2007, the Board of Directors authorized the repurchase of 25.0 million common shares, in addition to the shares remaining from a repurchase program authorized in July 2004. This action brought the total repurchase authorization to 30.0 million shares. These shares may be repurchased in the open market or through privately-negotiated transactions. The program does not have an expiration date.
At June 30, 2007, Key had 102.5 million treasury shares. Management expects to reissue those shares as needed in connection with stock-based compensation awards and other corporate purposes. During the first half of 2007, Key reissued 4.2 million treasury shares.
Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Overall, Key’s capital position remains strong: the ratio of total shareholders’ equity to total assets was 8.19% at June 30, 2007, compared to 8.34% at December 31, 2006, and 8.16% at June 30, 2006. Key’s ratio of tangible equity to tangible assets was 6.89% at June 30, 2007, above Key’s targeted range of 6.25% to 6.75%. Management believes Key’s capital position provides the flexibility to take advantage of investment opportunities, to repurchase shares when appropriate and to pay dividends.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 88 of Key’s 2006 Annual Report to Shareholders, explains the implications of failing to meet these specific capital requirements.
Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets,” which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of June 30, 2007, Key’s Tier 1 capital ratio was 8.14%, and its total capital ratio was 12.15%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk—as KeyCorp has—must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of June 30, 2007, Key had a leverage ratio of 9.11%.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KBNA, qualified as “well capitalized” at June 30, 2007, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key also would qualify as “well capitalized” at June 30, 2007. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or KBNA.
Figure 23 presents the details of Key’s regulatory capital position at June 30, 2007, December 31, 2006, and June 30, 2006.
Figure 23. Capital Components and Risk-Weighted Assets

	June 30,	December 31,	June 30,
dollars in millions	2007	2006	2006

TIER 1 CAPITAL
Common shareholders’ equity [a]	$7,923	$7,924	$7,862
Qualifying capital securities	1,792	1,792	1,792
Less: Goodwill	1,202	1,202	1,372
Other assets [b]	177	176	182

Total Tier 1 capital	8,336	8,338	8,100

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments	995	997	1,015
Net unrealized gains on equity securities available for sale	8	5	3
Qualifying long-term debt	3,107	3,227	3,276

Total Tier 2 capital	4,110	4,229	4,294

Total risk-based capital	$12,446	$12,567	$12,394

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$78,971	$77,490	$78,928
Risk-weighted off-balance sheet exposure	24,455	24,968	24,895
Less: Goodwill	1,202	1,202	1,372
Other assets [b]	755	819	761
Plus: Market risk-equivalent assets	962	698	899

Total risk-weighted assets	$102,431	$101,135	$102,589

AVERAGE QUARTERLY TOTAL ASSETS	$93,413	$94,896	$93,861

CAPITAL RATIOS
Tier 1 risk-based capital ratio	8.14%	8.24%	7.90%
Total risk-based capital ratio	12.15	12.43	12.08
Leverage ratio [c]	9.11	8.98	8.82

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, or the amount resulting from the adoption and application of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

(c)	This ratio is Tier 1 capital divided by average quarterly total assets less: (i) goodwill, (ii) the nonqualifying intangible assets described in footnote (b), (iii) deductible portions of nonfinancial equity investments, and (iv) net unrealized gains or losses on securities available for sale; plus assets derecognized as an offset to accumulated other comprehensive income resulting from the adoption and application of SFAS No. 158.

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
The amount of net interest income at risk is measured by simulating the change in the level of net interest income that would occur if the Fed Funds Target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion, but not as dramatically. The amount of net interest income at risk is compared to the base case of an unchanged interest rate environment. The analysis also considers sensitivity to changes in a number of other variables, including product pricing assumptions and deposit mix. In addition, management assesses the potential effect of different shapes of the yield curve, including a sustained flat yield curve, an inverted slope yield curve and yield curve twists. (The yield curve depicts the relationship between the yield on a particular type of security and its term to maturity.) Management also performs stress tests to measure the effect on net interest income of an immediate change in market interest rates.
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
Figure 24 presents the results of the simulation analysis at June 30, 2007 and 2006. At June 30, 2007, Key’s simulated exposure to a rising interest rate environment was relatively neutral and exposure to a falling interest rate environment decreased from June 30, 2006. ALCO policy guidelines for risk management call for preventive measures if simulation modeling demonstrates that a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. As shown in Figure 24, Key is operating within these guidelines.
Figure 24. Simulated Change in Net Interest Income

Basis point change assumption (short-term rates)	-200	+200
ALCO policy guidelines	-2.00%	-2.00%

INTEREST RATE RISK ASSESSMENT
June 30, 2007	+1.45%	-.32%
June 30, 2006	+.59	-.02

During the first half of 2006, Key’s simulated exposure to a rising interest rate environment changed from modestly asset-sensitive to relatively neutral. Since July 2006, the Federal Reserve has held short-term interest rates constant, and there is uncertainty with regard to the future direction of these rates. Accordingly, management has taken action to maintain a relatively neutral position. Key’s long term bias is to be modestly liability-sensitive, which will help protect net interest income in a declining interest rate environment.
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
Figure 25. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2007					June 30, 2006
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable — conventional A/LM [a]	$7,638	$(26)	1.4	5.2%	5.3%	$5,900	$(40)
Receive fixed/pay variable — conventional debt	5,163	(172)	16.0	5.4	5.5	6,333	(160)
Receive fixed/pay variable — forward starting	3,800	(35)	2.7	5.0	5.1	—	—
Pay fixed/receive variable — conventional debt	920	3	4.6	5.3	4.5	955	5
Foreign currency — conventional debt	3,073	215	3.1	4.5	5.5	2,730	5
Basis swaps [b]	—	—	—	—	—	500	—

Total portfolio swaps	$20,594	$(15)	5.7	5.1%	5.3%	$16,418	$(190)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	These portfolio swaps are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Trading portfolio risk management
Key’s trading portfolio is described in Note 14.
Management uses a value at risk (“VAR”) simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of Key’s trading portfolio. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter. Key’s Financial Markets Committee has established VAR limits for Key’s trading units. At June 30, 2007, the aggregate one-day trading limit set by the committee was $4.4 million. In addition to comparing VAR exposure against limits on a daily basis, management monitors loss limits, uses sensitivity measures and conducts stress tests.
Key is operating within the above constraints. During the first six months of 2007, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.1 million, $.7 million and $1.8 million, respectively. During the same period last year, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.4 million, $.7 million and $2.6 million, respectively.

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
Key actively manages the overall loan portfolio in a manner consistent with asset quality objectives. This process entails the use of credit derivatives — primarily credit default swaps — to mitigate Key’s credit risk. Credit default swaps enable Key to transfer a portion of the credit risk associated with the underlying extension of credit to a third party, and to manage portfolio concentration and correlation risks. At June 30, 2007, credit default swaps with a notional amount of $1.1 billion were used to manage the credit risk associated with specific commercial lending obligations. Key also provides credit protection to other lenders through the sale of credit default swaps. These transactions may generate fee income and can diversify overall exposure to credit loss. At June 30, 2007, the notional amount of credit default swaps sold by Key was $50 million.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps did not have a significant effect on Key’s operating results for the six-month period ended June 30, 2007.
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
At June 30, 2007, the level of both watch assets and criticized commitments was higher than that experienced a year earlier. These increases were attributable to a number of client segments across a range of loan portfolios; most notably Real Estate Capital and Commercial Floor Plan. The increase in criticized commitments was offset in part by the favorable settlement of the automobile residual value insurance litigation, in which the related receivable was eliminated during the first quarter of 2007. Management continues to closely monitor fluctuations in Key’s watch assets and criticized commitments.
Allowance for loan losses. The allowance for loan losses at June 30, 2007, was $945 million, or 1.42% of loans, compared to $944 million, or 1.43%, at December 31, 2006, and $956 million, or 1.42%, at June 30, 2006. The allowance includes $23 million that was specifically allocated for impaired loans of $53 million at June 30, 2007, compared to $14 million that was allocated for impaired loans of $34 million at December 31, 2006, and $8 million that was allocated for impaired loans of $26 million one year ago. For more information about impaired loans, see Note 9 (“Nonperforming Assets and Past Due Loans”) on page 23. At June 30, 2007, the allowance for loan losses was 342.39% of nonperforming loans, compared to 342.65% at June 30, 2006.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 69 of Key’s 2006 Annual Report to Shareholders. Briefly, management estimates the appropriate level of Key’s allowance for loan losses by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. For an impaired loan, special treatment exists if the outstanding balance is greater than $2.5 million and the resulting allocation is deemed insufficient to cover the extent of the impairment. In such cases, a specific allowance is assigned to the loan. A specific allowance may be assigned even when sources of repayment appear sufficient if management remains uncertain about whether the loan will be repaid in full. The aggregate balance of the allowance for loan losses at June 30, 2007, represents management’s best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 26, Key’s allowance for loan losses decreased by $11 million, or 1%, during the past twelve months. This reduction was attributable to a decrease in the allowance allocated to the consumer loan portfolio, due largely to the third quarter 2006 transfer of $2.5 billion of home equity loans from the loan portfolio to loans held for sale in connection with the anticipated November 29, 2006, sale of the Champion Mortgage finance business. The reduction in the allowance allocated to the consumer portfolio was offset in part by increases in the level of allowance allocated to the commercial mortgage and construction components of the commercial loan portfolio.
Figure 26. Allocation of the Allowance for Loan Losses

	June 30, 2007			December 31, 2006			June 30, 2006
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$357	37.8%	32.7%	$341	36.1%	32.5%	$363	38.0%	32.0%
Real estate — commercial mortgage	169	17.9	13.0	170	18.0	12.8	158	16.5	11.9
Real estate — construction	135	14.3	12.3	132	14.0	12.5	104	10.9	11.5
Commercial lease financing	127	13.4	15.2	139	14.7	15.6	145	15.1	14.7

Total commercial loans	788	83.4	73.2	782	82.8	73.4	770	80.5	70.1
Real estate — residential mortgage	12	1.3	2.4	12	1.3	2.2	13	1.4	2.1
Home equity	75	7.9	16.3	74	7.8	16.4	99	10.4	20.0
Consumer — direct	31	3.3	2.0	29	3.1	2.3	28	2.9	2.5
Consumer — indirect	39	4.1	6.1	47	5.0	5.7	46	4.8	5.3

Total consumer loans	157	16.6	26.8	162	17.2	26.6	186	19.5	29.9

Total	$945	100.0%	100.0%	$944	100.0%	100.0%	$956	100.0%	100.0%

Net loan charge-offs. Net loan charge-offs for the second quarter of 2007 were $53 million, or .32% of average loans from continuing operations. These results compare to net charge-offs of $34 million, or .22%, for the same period last year. The composition of Key’s loan charge-offs and recoveries by loan type is shown in Figure 27. The largest increases in net charge-offs occurred in the commercial and commercial lease financing portfolios.

Figure 27. Summary of Loan Loss Experience

	Three months ended		Six months ended
	June 30,		June 30,
dollars in millions	2007	2006	2007	2006

Average loans outstanding from continuing operations	$66,315	$64,996	$65,994	$64,610

Allowance for loan losses at beginning of period	$944	$966	$944	$966
Loans charged off:
Commercial, financial and agricultural	30	20	47	44

Real estate — commercial mortgage	5	3	11	6
Real estate — construction	2	—	3	2

Total commercial real estate loans [a]	7	3	14	8
Commercial lease financing	9	8	22	14

Total commercial loans	46	31	83	66
Real estate — residential mortgage	1	2	2	3
Home equity	8	8	16	16
Consumer — direct	8	9	15	19
Consumer — indirect	9	9	20	20

Total consumer loans	26	28	53	58

	72	59	136	124
Recoveries:
Commercial, financial and agricultural	6	7	13	19

Real estate — commercial mortgage [a]	1	—	4	1
Commercial lease financing	4	9	7	14

Total commercial loans	11	16	24	34
Real estate — residential mortgage	1	1	1	1
Home equity	2	1	3	3
Consumer — direct	1	2	3	4
Consumer — indirect	4	5	8	9

Total consumer loans	8	9	15	17

	19	25	39	51

Net loan charge-offs	(53)	(34)	(97)	(73)
Provision for loan losses from continuing operations	53	23	97	62
Provision for loan losses from discontinued operations	—	1	—	1
Foreign currency translation adjustment	1	—	1	—

Allowance for loan losses at end of period	$945	$956	$945	$956

Net loan charge-offs to average loans from continuing operations	.32%	.22%	.30%	.23%
Allowance for loan losses to period-end loans	1.42	1.42	1.42	1.42
Allowance for loan losses to nonperforming loans	342.39	342.65	342.39	342.65

(a)	See Figure 15 and the accompanying discussion on page 53 for more information related to Key’s commercial real estate portfolio.
Nonperforming assets. Figure 28 shows the composition of Key’s nonperforming assets. These assets totaled $378 million at June 30, 2007, and represented .57% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared to $273 million, or .41%, at December 31, 2006, and $308 million, or .46%, at June 30, 2006.
As shown in Figure 28, the growth in nonperforming assets over the past twelve months was attributable to an increase in other nonperforming assets. The increase in other nonperforming assets was due primarily to two investments held by the Private Equity unit within Key’s Real Estate Capital line of business. The level of Key’s nonperforming loans was essentially unchanged from the prior year as the increase in commercial loans on nonperforming status was offset by a reduction in the level of nonperforming loans within the home equity portfolio. The decrease in nonperforming home equity loans was attributable to the November 2006 sale of the nonprime mortgage loan portfolio held by the Champion Mortgage finance business.

At June 30, 2007, Key’s 20 largest nonperforming loans totaled $108 million, representing 39% of total loans on nonperforming status.
Figure 28. Summary of Nonperforming Assets and Past Due Loans

	June 30,	March 31,	December 31,	September 30,	June 30,
dollars in millions	2007	2007	2006	2006	2006

Commercial, financial and agricultural	$83	$70	$38	$42	$76

Real estate — commercial mortgage	41	44	48	36	35
Real estate — construction	23	10	10	37	4

Total commercial real estate loans [a]	64	54	58	73	39
Commercial lease financing	34	31	22	20	29

Total commercial loans	181	155	118	135	144
Real estate — residential mortgage	27	32	34	34	36
Home equity [b]	55	52	50	46	90
Consumer — direct	2	2	2	2	3
Consumer — indirect	11	13	11	6	6

Total consumer loans	95	99	97	88	135

Total nonperforming loans	276	254	215	223	279

Nonperforming loans held for sale [b]	4	3	3	56	1

OREO	27	42	57	52	26
Allowance for OREO losses	(2)	(2)	(3)	(3)	(1)

OREO, net of allowance	25	40	54	49	25

Other nonperforming assets	73 [c]	56 [d]	1	1	3

Total nonperforming assets	$378	$353	$273	$329	$308

Accruing loans past due 90 days or more	$181	$146	$120	$125	$119
Accruing loans past due 30 through 89 days	623	626	644	715	600

Nonperforming loans to period-end portfolio loans	.41%	.39%	.33%	.34%	.41%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.57	.54	.41	.50	.46

(a)	See Figure 15 and the accompanying discussion on page 53 for more information related to Key’s commercial real estate portfolio.

(b)	On August 1, 2006, Key transferred approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with the anticipated November 29, 2006, sale of the Champion Mortgage finance business.

(c)	Primarily investments, including two investments totaling approximately $68 million, held by the Private Equity unit within Key’s Real Estate Capital line of business.

(d)	Primarily investments, including one investment of approximately $51 million, held by the Private Equity unit within Key’s Real Estate Capital line of business.
Credit exposure by industry classification in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans,” is presented in Figure 29. The types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are summarized in Figure 30.

Figure 29. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
June 30, 2007	Total	Loans		% of Loans
dollars in millions	Commitments [a]	Outstanding	Amount	Outstanding

Industry classification:
Manufacturing	$10,451	$3,672	$33	.9%
Services	9,653	2,878	7	.2
Retail trade	6,291	3,452	4	.1
Public utilities	3,750	596	1	.2
Financial services	3,672	1,263	1	.1
Wholesale trade	3,330	1,510	1	.1
Property management	2,985	1,344	—	—
Insurance	2,524	145	—	—
Building contractors	2,351	1,030	8	.8
Transportation	2,148	1,554	19	1.2
Mining	911	406	—	—
Agriculture/forestry/fishing	905	525	2	.4
Public administration	821	322	—	—
Communications	774	274	—	—
Individuals	25	15	—	—
Other	3,382	2,828	7	.2

Total	$53,973	$21,814	$83	.4%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 30. Summary of Changes in Nonperforming Loans

	2007		2006
in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$254	$215	$223	$279	$295
Loans placed on nonaccrual status	130	129	115	134	98
Charge-offs	(72)	(61)	(74)	(70)	(59)
Loans sold	(7)	—	(5)	(22)	(6)
Payments	(21)	(7)	(23)	(43)	(45)
Transfer to held-for-sale portfolio [a]	—	—	—	(55)	—
Transfers to OREO	—	(9)	(12)	—	(4)
Loans returned to accrual status	(8)	(13)	(9)	—	—

Balance at end of period	$276	$254	$215	$223	$279

(a)	On August 1, 2006, Key transferred approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with its intention to pursue the sale of the Champion Mortgage finance business.
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
Key performs stress tests to consider the effect that a potential downgrade in its debt ratings could have on liquidity over various time periods. These debt ratings, which are presented in Figure 31 on page 71, have a direct impact on Key’s cost of funds and ability to raise funds under normal as well as adverse conditions. The results of the stress tests indicate that, following the occurrence of an adverse event, Key can continue to meet its financial obligations and to fund its operations for at least one year. The stress test scenarios include major disruptions to Key’s access to funding markets and consider the potential adverse effect of core client activity on cash flows. To compensate for the effect of these activities, alternative sources of liquidity are incorporated into the analysis over different time periods to project how fluctuations on the balance sheet would be managed. Key actively manages several alternatives for enhancing liquidity, including generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, purchasing deposits from other banks, and developing relationships with fixed income investors. Management also measures Key’s capacity to borrow using various debt instruments and funding markets.
Key maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, eurodollars and commercial paper) and also can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve Bank outstanding at June 30, 2007.
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

In 2006, cash generated by the sale of discontinued operations was used to pay down short-term borrowings. During the first half of 2007, short-term borrowings were used to pay down long-term debt.
The Consolidated Statements of Cash Flows on page 6 summarize Key’s sources and uses of cash by type of activity for the six-month periods ended June 30, 2007 and 2006.
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
The parent has met its liquidity requirements principally through regular dividends from KBNA. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year up to the date of dividend declaration. During the first six months of 2007, KBNA paid the parent a total of $500 million in dividends, and nonbank subsidiaries paid the parent a total of $218 million in dividends. As of the close of business on June 30, 2007, KBNA had an additional $128 million available to pay dividends to the parent without prior regulatory approval and without affecting its status as “well-capitalized” under FDIC-defined capital categories.
The parent company generally maintains excess funds in short-term investments in an amount sufficient to meet projected debt maturities over the next twelve months. At June 30, 2007, the parent company held $2.1 billion in short-term investments, which management projected to be sufficient to meet debt repayment obligations over a period of approximately 26 months.
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
Bank note program. KBNA’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion. During the first six months of 2007, there were no notes issued under this program. At June 30, 2007, $18.7 billion was available for future issuance.
Euro medium-term note program. Under Key’s euro medium-term note program, the parent company and KBNA may issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KBNA and $1.0 billion by the parent company). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars or foreign currencies. During the first six months of 2007, there were no notes issued under this program. At June 30, 2007, $6.9 billion was available for future issuance.
KeyCorp medium-term note program. In January 2005, the parent company registered $2.9 billion of securities under a shelf registration statement filed with the SEC. Of this amount, $1.9 billion has been allocated for the issuance of both long- and short-term debt in the form of medium-term notes. During the first six months of 2007, there were no notes issued under this program. At June 30, 2007, unused capacity under this shelf registration statement totaled $1.9 billion.

Commercial paper. The parent company has a commercial paper program that provides funding availability of up to $500 million. As of June 30, 2007, there were no borrowings outstanding under this program.
KBNA has a separate commercial paper program at a Canadian subsidiary that provides funding availability of up to C$1.0 billion in Canadian currency. The borrowings under this program can be denominated in Canadian or U.S. dollars. As of June 30, 2007, borrowings outstanding under this commercial paper program totaled C$395 million in Canadian currency and $126 million in U.S. currency (equivalent to C$134 million in Canadian currency).
Key’s debt ratings are shown in Figure 31 below. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by the parent company or KBNA that would be marketable to investors at a competitive cost.
Figure 31. Debt Ratings

Enhanced
		Senior	Subordinated		Trust
	Short-Term	Long-Term	Long-Term	Capital	Preferred
June 30, 2007	Borrowings	Debt	Debt	Securities	Securities

KeyCorp (the parent company)

Standard & Poor’s	A-2	A-	BBB+	BBB	BBB
Moody’s	P-1	A2	A3	A3	A3
Fitch	F1	A	A-	A-	A-

KBNA

Standard & Poor’s	A-1	A	A-	N/A	N/A
Moody’s	P-1	A1	A2	N/A	N/A
Fitch	F1	A	A-	N/A	N/A

Key Nova Scotia Funding Company (“KNSF”)

Dominion Bond Rating Service [a]	R-1 (middle)	N/A	N/A	N/A	N/A

(a)	Reflects the guarantee by KBNA of KNSF’s issuance of Canadian commercial paper.
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
Regulatory agreements. On October 17, 2005, KeyCorp entered into a memorandum of understanding with the Federal Reserve Bank of Cleveland (“FRBC”), and KBNA entered into a consent order with the Comptroller of the Currency (“OCC”), concerning compliance-related matters, particularly arising under the Bank Secrecy Act. These actions did not have a material effect on Key’s operating results; neither the OCC nor the FRBC imposed a fine or civil money penalty in the matter. As part of the consent order and memorandum of understanding, Key agreed to continue to strengthen its anti-money laundering and other compliance controls. As such, management has taken actions to provide enhanced training for employees, upgrade client due diligence procedures and employ advanced technologies. As a result of progress made in this regard, during the second quarter of 2007, both the FRBC and the OCC removed the regulatory agreements with Key.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in the Legal Proceedings section of Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 28 of the Notes to Consolidated Financial Statements, and in the Lease Financing Transactions section of Note 12 (“Income Taxes”), which begins on page 25 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information presented in Figure 22 on page 59 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
At the 2007 Annual Meeting of Shareholders of KeyCorp held on May 10, 2007, the shareholders elected four directors to serve for three-year terms expiring in 2010, amended the Code of Regulations to reduce the size of the Board of Directors to no fewer than twelve and no more than sixteen directors, proposed the annual election of all directors and ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent auditors of KeyCorp for the year ending December 31, 2007. Director nominees for terms expiring in 2010 were: Alexander M. Cutler, Eduardo R. Menascé, Henry L. Meyer III and Peter G. Ten Eyck, II. Directors whose terms in office as directors continued after the Annual Meeting of Shareholders were: Ralph Alvarez, William G. Bares, Edward P. Campbell, Carol A. Cartwright, H. James Dallas, Charles R. Hogan, Lauralee E. Martin, Bill R. Sanford and Thomas C. Stevens.

The vote on each issue was as follows:

	For	Against	Abstain

Election of Directors
Alexander M. Cutler	329,545,239	*	13,661,550
Eduardo R. Menascé	330,886,862	*	12,319,926
Henry L. Meyer III	328,626,659	*	14,600,433
Peter G. Ten Eyck, II	326,690,241	*	16,536,851

Amendment to the Code of Regulations to reduce the size of the Board of Directors to no fewer than twelve and no more than sixteen directors	336, 243,460	3,199,994	3,783,158

Shareholder proposal regarding annual election of all Directors	180,399,356	99,328,763	5,517,209	**

Ratification of the appointment of Ernst & Young LLP as Independent Auditors of KeyCorp	333,114,607	7,447,211	2,664,773
*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

**	In addition, there were 57,961,584 broker nonvotes on this matter.
Item 6. Exhibits
3.1	Amended and Restated Code of Regulations.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

KEYCORP
(Registrant)

Date: August 7, 2007	/s/ Robert L. Morris
By: Robert L. Morris
Executive Vice President and Chief Accounting Officer