Form 10-Q
period 2007-09-30
KEYCORP /NEW/
filed 2007-11-07
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	388,768,905

(Title of class)	(Outstanding at October 31, 2007)

KEYCORP

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
dollars in millions	2007	2006	2006
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$2,016	$2,264	$2,957
Short-term investments	1,723	1,407	1,582
Securities available for sale	7,915	7,827	7,441
Investment securities (fair value: $36, $42 and $42)	36	41	41
Other investments	1,509	1,352	1,367
Loans, net of unearned income of $2,227, $2,136 and $2,075	68,999	65,826	65,551
Less: Allowance for loan losses	955	944	944

Net loans	68,044	64,882	64,607
Loans held for sale	4,791	3,637	7,150
Premises and equipment	631	595	567
Operating lease assets	1,135	1,124	1,076
Goodwill	1,202	1,202	1,372
Other intangible assets	105	120	127
Corporate-owned life insurance	2,845	2,782	2,754
Derivative assets	1,497	1,091	915
Accrued income and other assets	3,917	4,013	4,199

Total assets	$97,366	$92,337	$96,155

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$24,198	$24,340	$25,150
Savings deposits	1,544	1,642	1,672
Certificates of deposit ($100,000 or more)	6,672	5,941	5,734
Other time deposits	11,403	11,956	11,848

Total interest-bearing deposits	43,817	43,879	44,404
Noninterest-bearing deposits	14,003	13,553	13,396
Deposits in foreign office — interest-bearing	5,894	1,684	3,629

Total deposits	63,714	59,116	61,429
Federal funds purchased and securities sold under repurchase agreements	5,398	3,643	4,701
Bank notes and other short-term borrowings	2,743	1,192	2,594
Derivative liabilities	1,063	922	844
Accrued expense and other liabilities	5,079	5,228	4,986
Long-term debt	11,549	14,533	13,654

Total liabilities	89,546	84,634	88,208

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,617	1,602	1,588
Retained earnings	8,788	8,377	8,371
Treasury stock, at cost (103,180,446, 92,735,595 and 89,140,338 shares)	(3,023)	(2,584)	(2,434)
Accumulated other comprehensive loss	(54)	(184)	(70)

Total shareholders’ equity	7,820	7,703	7,947

Total liabilities and shareholders’ equity	$97,366	$92,337	$96,155

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions, except per share amounts	2007	2006	2007	2006

INTEREST INCOME
Loans	$1,209	$1,178	$3,546	$3,374
Loans held for sale	91	94	248	235
Investment securities	—	1	1	2
Securities available for sale	106	84	312	251
Short-term investments	16	16	50	47
Other investments	12	16	40	58

Total interest income	1,434	1,389	4,197	3,967

INTEREST EXPENSE
Deposits	482	428	1,362	1,136
Federal funds purchased and securities sold under repurchase agreements	55	30	163	70
Bank notes and other short-term borrowings	30	24	59	75
Long-term debt	173	202	554	583

Total interest expense	740	684	2,138	1,864

NET INTEREST INCOME	694	705	2,059	2,103
Provision for loan losses	69	35	166	97

Net interest income after provision for loan losses	625	670	1,893	2,006

NONINTEREST INCOME
Trust and investment services income	119	137	359	411
Service charges on deposit accounts	88	78	247	227
Investment banking and capital markets income	9	44	105	161
Operating lease income	70	58	200	166
Letter of credit and loan fees	51	48	134	133
Corporate-owned life insurance income	27	23	84	74
Electronic banking fees	25	27	74	78
Net gains (losses) from loan securitizations and sales	(53)	14	(11)	34
Net securities gains (losses)	4	(7)	(41)	(2)
Gain on sale of McDonald Investments branch network	—	—	171	—
Other income	98	121	419	287

Total noninterest income	438	543	1,741	1,569

NONINTEREST EXPENSE
Personnel	383	418	1,222	1,245
Net occupancy	60	62	182	182
Computer processing	49	52	149	157
Operating lease expense	58	48	165	134
Professional fees	27	28	79	101
Equipment	22	26	71	78
Marketing	21	32	60	70
Other expense	133	124	424	373

Total noninterest expense	753	790	2,352	2,340

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	310	423	1,282	1,235
Income taxes	86	118	363	353

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	224	305	919	882
(Loss) income from discontinued operations, net of taxes of ($8), $4, ($15) and $14, respectively (see Note 3)	(14)	7	(25)	22

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	210	312	894	904
Cumulative effect of accounting change, net of taxes (see Note 1)	—	—	—	5

NET INCOME	$210	$312	$894	$909

Per common share:
Income from continuing operations before cumulative effect of accounting change	$.58	$.76	$2.34	$2.18
Income before cumulative effect of accounting change	.54	.77	2.28	2.23
Net income	.54	.77	2.28	2.24
Per common share — assuming dilution:
Income from continuing operations before cumulative effect of accounting change	$.57	$.74	$2.31	$2.15
Income before cumulative effect of accounting change	.54	.76	2.25	2.20
Net income	.54	.76	2.25	2.21
Cash dividends declared per common share	$.365	$.345	$1.095	$1.035
Weighted-average common shares outstanding (000)	389,319	403,780	393,048	405,218
Weighted-average common shares and potential common shares outstanding (000)	393,164	409,428	397,816	411,029

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Shares	Surplus	Earnings	at Cost	Loss	Income

BALANCE AT DECEMBER 31, 2005	406,624	$492	$1,534	$7,882	$(2,204)	$(106)
Net income				909			$909
Other comprehensive income (losses):
Net unrealized gains on securities available for sale, net of income taxes of $5[a]						6	6
Net unrealized gains on derivative financial instruments, net of income taxes						1	1
Net unrealized losses on common investments held in employee welfare benefits trust, net of income taxes						(1)	(1)
Foreign currency translation adjustments						30	30

Total comprehensive income							$945

Deferred compensation			21
Cash dividends declared on common shares ($1.035 per share)				(420)
Issuance of common shares for stock options and other employee benefit plans	8,624		33		227
Repurchase of common shares	(12,500)				(457)

BALANCE AT SEPTEMBER 30, 2006	402,748	$492	$1,588	$8,371	$(2,434)	$(70)

BALANCE AT DECEMBER 31, 2006	399,153	$492	$1,602	$8,377	$(2,584)	$(184)
Cumulative effect of adopting FSP 13-2, net of income taxes of ($2) (see Note 1)				(52)
Cumulative effect of adopting FIN 48, net of income taxes of ($1) (see Note 1)				(1)

BALANCE AT JANUARY 1, 2007				8,324
Net income				894			$894
Other comprehensive income:
Net unrealized gains on securities available for sale, net of income taxes of $31[a]						50	50
Net unrealized gains on derivative financial instruments, net of income taxes of $25						42	42
Foreign currency translation adjustments						23	23
Net pension and postretirement benefit costs, net of income taxes						15	15

Total comprehensive income							$1,024

Deferred compensation			12	(3)
Cash dividends declared on common shares ($1.095 per share)				(427)
Issuance of common shares for stock options and other employee benefit plans	5,555		3		156
Repurchase of common shares	(16,000)				(595)

BALANCE AT SEPTEMBER 30, 2007	388,708	$492	$1,617	$8,788	$(3,023)	$(54)

(a)	Net of reclassification adjustments.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
in millions	2007	2006

OPERATING ACTIVITIES
Net income	$894	$909
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	166	94
Depreciation and amortization expense	316	292
Litigation reserve	42	—
Net securities losses	41	2
Gain from sale of McDonald Investments branch network	(171)	—
Gains related to MasterCard Incorporated shares	(67)	(9)
Proceeds from settlement of automobile residual value insurance litigation	279	—
Gain from settlement of automobile residual value insurance litigation	(26)	—
Net gains from principal investing	(128)	(48)
Net gains (losses) from loan securitizations and sales	11	(34)
Loss from sale of discontinued operations	2	—
Deferred income taxes	(53)	(230)
Net increase in loans held for sale	(1,154)	(1,295)
Net (increase) decrease in trading account assets	(148)	33
Other operating activities, net	(603)	(232)

NET CASH USED IN OPERATING ACTIVITIES	(599)	(518)
INVESTING ACTIVITIES
Cash used in acquisitions, net of cash acquired	—	(34)
Proceeds from sale of McDonald Investments branch network, net of retention payments	199	—
Proceeds from sale of MasterCard Incorporated shares	67	9
Net increase in other short-term investments	(168)	(23)
Purchases of securities available for sale	(4,333)	(2,730)
Proceeds from sales of securities available for sale	2,506	154
Proceeds from prepayments and maturities of securities available for sale	1,788	2,421
Purchases of investment securities	—	(2)
Proceeds from prepayments and maturities of investment securities	5	53
Purchases of other investments	(500)	(401)
Proceeds from sales of other investments	275	189
Proceeds from prepayments and maturities of other investments	138	209
Net increase in loans, excluding acquisitions, sales and transfers	(3,723)	(1,990)
Purchases of loans	(61)	(64)
Proceeds from loan securitizations and sales	306	298
Purchases of premises and equipment	(123)	(68)
Proceeds from sales of premises and equipment	9	4
Proceeds from sales of other real estate owned	61	20

NET CASH USED IN INVESTING ACTIVITIES	(3,554)	(1,955)
FINANCING ACTIVITIES
Net increase in deposits	4,594	2,674
Net increase in short-term borrowings	3,306	680
Net proceeds from issuance of long-term debt	393	1,609
Payments on long-term debt	(3,490)	(1,997)
Purchases of treasury shares	(595)	(457)
Net proceeds from issuance of common stock	111	207
Tax benefits in excess of recognized compensation cost for stock-based awards	13	26
Cash dividends paid	(427)	(420)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,905	2,322

NET DECREASE IN CASH AND DUE FROM BANKS	(248)	(151)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	2,264	3,108

CASH AND DUE FROM BANKS AT END OF PERIOD	$2,016	$2,957

Additional disclosures relative to cash flows:
Interest paid	$2,211	$2,042
Income taxes paid	276	328
Noncash items:
Loans transferred from portfolio to held for sale	—	$2,474
Loans transferred to other real estate owned	$31	52

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
Servicing Assets
Key’s servicing assets, which totaled $352 million at September 30, 2007, $282 million at December 31, 2006, and $263 million at September 30, 2006, are included in “accrued income and other assets” on the balance sheet. Key services both mortgage and education loans. Servicing assets at September 30, 2007, include $322 million related to mortgage loan servicing and $30 million related to education loan servicing.
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
Servicing assets are evaluated quarterly for possible impairment by classifying the assets based on the types of loans serviced and their associated interest rates, and estimating the fair value of each class. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced through a charge to income in the amount of such excess. For the nine-month periods ended September 30, 2007 and 2006, no servicing asset impairment occurred. Additional information pertaining to servicing assets is included in Note 7 (“Mortgage Servicing Assets”), which begins on page 21.
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
2. Earnings per Common Share
Key’s basic and diluted earnings per common share are calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions, except per share amounts	2007	2006	2007	2006

EARNINGS
Income from continuing operations before cumulative effect of accounting change	$224	$305	$919	$882
(Loss) income from discontinued operations, net of taxes	(14)	7	(25)	22
Income before cumulative effect of accounting change	210	312	894	904
Net income	210	312	894	909

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	389,319	403,780	393,048	405,218
Effect of dilutive common stock options and other stock awards (000)	3,845	5,648	4,768	5,811

Weighted-average common shares and potential common shares outstanding (000)	393,164	409,428	397,816	411,029

EARNINGS PER COMMON SHARE
Income per common share from continuing operations before cumulative effect of accounting change	$.58	$.76	$2.34	$2.18
(Loss) income per common share from discontinued operations	(.03)	.02	(.06)	.05
Income per common share before cumulative effect of accounting change	.54	.77	2.28	2.23
Net income per common share	.54	.77	2.28	2.24

Income per common share from continuing operations before cumulative effect of accounting change — assuming dilution	$.57	$.74	$2.31	$2.15
(Loss) income per common share from discontinued operations — assuming dilution	(.03)	.02	(.06)	.05
Income per common share before cumulative effect of accounting change — assuming dilution	.54	.76	2.25	2.20
Net income per common share — assuming dilution	.54	.76	2.25	2.21

3. Acquisitions and Divestitures
Acquisitions and divestitures either completed by Key during 2006 and the first nine months of 2007, or pending completion, are summarized below.
Acquisitions
Tuition Management Systems, Inc.
On October 1, 2007, Key acquired Tuition Management Systems, Inc., one of the nation’s largest providers of outsourced tuition planning, billing, counseling and payment services. Headquartered in Warwick, Rhode Island, Tuition Management Systems serves more than 700 colleges, universities, elementary and secondary educational institutions. The terms of the acquisition were not material.
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

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2007	2006	2007	2006

(Loss) income, net of taxes of ($2), $4, ($5) and $14, respectively [a]	$(3)	$7	$(9)	$22
Loss on disposal, net of taxes of ($1)	—	—	(1)	—
Disposal transaction costs, net of taxes of ($6) and ($9), respectively [b]	(11)	—	(15)	—

(Loss) income from discontinued operations	$(14)	$7	$(25)	$22

(a)	Includes after-tax charges of $.06 million and $19 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $.7 million and $54 million for the nine-month periods ended September 30, 2007 and 2006, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support Champion’s operations.

(b)	Disposal transaction costs were attributable largely to a write-down on the building lease for the former Champion headquarters recorded during the third quarter of 2007.

The discontinued assets and liabilities of Champion Mortgage included in the Consolidated Balance Sheets on page 3 are as follows:

	September 30,	December 31,	September 30,
in millions	2007	2006	2006

Loans	$9	$10	$11
Loans held for sale	—	179	2,484
Accrued income and other assets	2	22	230

Total assets	$11	$211	$2,725

Deposits	—	$88	$8
Accrued expense and other liabilities	$14	17	5

Total liabilities	$14	$105	$13

McDonald Investments branch network
On February 9, 2007, McDonald Investments Inc., a wholly-owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets, to UBS Financial Services Inc., a subsidiary of UBS AG. Key received cash proceeds of $219 million and recorded a gain of $171 million ($107 million after tax, $.26 per diluted common share) in connection with the sale. Key retained the corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KeyBank National Association (“KeyBank”), KeyCorp’s subsidiary bank, continues to conduct its Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed its registered broker/dealer through which its corporate and institutional investment banking and securities businesses operate. The new name is KeyBanc Capital Markets Inc.
Acquisition Pending
U.S.B. Holding Co., Inc.
On July 26, 2007, Key entered into a definitive agreement to acquire U.S.B. Holding Co., Inc., the holding company for Union State Bank, a state-chartered commercial bank headquartered in Orangeburg, New York, with 31 branches. U.S.B. Holding Co. has assets of approximately $3 billion and deposits of approximately $2 billion. Under the terms of the agreement, each share of U.S.B. Holding Co. common stock will be exchanged at the closing for .455 KeyCorp common shares and $8.925 in cash. Based on the closing price of KeyCorp common shares on July 26, 2007 (the last trading day preceding the announcement of the agreement), the transaction would be valued at approximately $575 million. The transaction is expected to close early in 2008, subject to approval by U.S.B. Holding Co. shareholders and the banking regulators. After the close, Key plans to merge Union State Bank into KeyBank. The acquisition will expand Key’s presence in markets both within and contiguous to its current operations in the Hudson Valley.

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
The table that spans pages 15 and 16 shows selected financial data for each major business group for the three- and nine-month periods ended September 30, 2007 and 2006. This table is accompanied by supplementary information for each of the lines of business that make up these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles (“GAAP”) guide financial accounting, but there is no authoritative guidance for “management accounting”—the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
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
Effective January 1, 2007, Key reorganized the following business units within its lines of business:
♦	The Mortgage Services unit, previously included under the Consumer Finance line of business within the National Banking group, has been moved to the Regional Banking line of business within the Community Banking group.

♦	In light of the Champion divestiture, the National Home Equity unit, previously included under the Consumer Finance line of business within the National Banking group, has been eliminated and replaced by the remaining Home Equity Services unit.

♦	Business Services has been added as a unit under the Consumer Finance line of business within the National Banking group.

Three months ended September 30,	Community Banking		National Banking		Other Segments
dollars in millions	2007	2006	2007	2006	2007	2006

SUMMARY OF OPERATIONS
Net interest income (TE)	$409	$443	$359	$348	$(24)	$(31)
Noninterest income	217	244	152	238	38	56

Total revenue (TE) [a]	626	687	511	586	14	25
Provision for loan losses	1	22	68	13	—	—
Depreciation and amortization expense	34	37	73	62	—	—
Other noninterest expense	383	449	255	242	6	7

Income (loss) from continuing operations before income taxes (TE)	208	179	115	269	8	18
Allocated income taxes and TE adjustments	77	67	43	100	(8)	(2)

Income from continuing operations	131	112	72	169	16	20
(Loss) income from discontinued operations, net of taxes	—	—	(14)	7	—	—

Net income	$131	$112	$58	$176	$16	$20

Percent of consolidated income from continuing operations	59%	37%	32%	55%	7%	7%
Percent of total segments income from continuing operations	60	37	33	56	7	7

AVERAGE BALANCES [b]
Loans and leases	$26,947	$26,794	$40,277	$37,871	$245	$282
Total assets [a]	29,716	29,871	50,954	48,530	12,523	11,503
Deposits	46,727	46,939	12,633	11,106	3,203	2,224

OTHER FINANCIAL DATA
Net loan charge-offs	$20	$21	$39	$22	—	—
Return on average allocated equity[b]	20.77%	17.73%	6.90%	17.27%	N/M	N/M
Return on average allocated equity	20.77	17.73	5.56	16.92	N/M	N/M
Average full-time equivalent employees	8,632	9,836	3,841	4,305	43	41

Nine months ended September 30,	Community Banking		National Banking		Other Segments
dollars in millions	2007	2006	2007	2006	2007	2006

SUMMARY OF OPERATIONS
Net interest income (TE)	$1,242	$1,309	$1,045	$1,039	$(72)	$(91)
Noninterest income	818 [c]	714	682 [d]	709	167 [e]	129

Total revenue (TE) [a]	2,060	2,023	1,727	1,748	95	38
Provision for loan losses	36	71	130	26	—	—
Depreciation and amortization expense	105	112	211	178	—	—
Other noninterest expense	1,231	1,323	757	734	49 [e]	21

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change (TE)	688	517	629	810	46	17
Allocated income taxes and TE adjustments	258	194	236	301	(16)	(22)

Income from continuing operations before cumulative effect of accounting change	430	323	393	509	62	39
(Loss) income from discontinued operations, net of taxes	—	—	(25)	22	—	—

Income before cumulative effect of accounting change	430	323	368	531	62	39
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—

Net income	$430	$323	$368	$531	$62	$39

Percent of consolidated income from continuing operations	47%	37%	43%	58%	6%	4%
Percent of total segments income from continuing operations	49	37	44	59	7	4

AVERAGE BALANCES [b]
Loans and leases	$26,661	$26,803	$39,485	$37,545	$263	$302
Total assets [a]	29,454	29,883	49,665	47,659	12,401	11,456
Deposits	46,458	46,459	12,009	10,597	2,575	2,042

OTHER FINANCIAL DATA
Net loan charge-offs	$65	$74	$91	$42	—	—
Return on average allocated equity [b]	23.23%	17.27%	12.83%	17.83%	N/M	N/M
Return on average allocated equity	23.23	17.27	12.02	17.47	N/M	N/M
Average full-time equivalent employees	9,043	9,697	3,955	4,235	43	40

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients with residency in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by Key’s major business groups are located in the United States.

(b)	From continuing operations.

(c)	Community Banking results for the first nine months of 2007 include a $171 million ($107 million after tax) gain from the February 9, 2007, sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 11, for more information pertaining to this transaction.

(d)	National Banking results for the first nine months of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation during the first quarter.

(e)	Other Segments’ results for the first nine months of 2007 include a $26 million ($16 million after tax) charge for litigation recorded during the second quarter. This charge and the litigation charge referred to in note (f) below comprise the $42 million charge recorded in connection with the Honsador litigation disclosed in Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 28. Results for the current year-to-date period also include a $49 million ($31 million after tax) loss recorded during the first quarter in connection with the repositioning of the securities portfolio.

(f)	Reconciling Items include gains of $27 million ($17 million after tax) recorded during the third quarter of 2007, $40 million ($25 million after tax) recorded during the second quarter of 2007 and $9 million ($6 million after tax) recorded during the second quarter of 2006 related to MasterCard Incorporated shares. Results for the first nine months of 2007 also include a $16 million ($10 million after tax) charge for litigation recorded during the second quarter.

TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

Total Segments		Reconciling Items		Key
2007	2006	2007	2006	2007	2006

$744	$760	$(32)	$(34)	$712	$726
407	538	31 [f]	5	438	543

1,151	1,298	(1)	(29)	1,150	1,269
69	35	—	—	69	35
107	99	—	—	107	99
644	698	2	(7)	646	691

331	466	(3)	(22)	328	444

112	165	(8)	(26)	104	139

219	301	5	4	224	305

(14)	7	—	—	(14)	7

$205	$308	$5	$4	$210	$312

98%	99%	2%	1%	100%	100%

100	100	N/A	N/A	N/A	N/A

$67,469	$64,947	$211	$233	$67,680	$65,180
93,193	89,904	1,969	2,359	95,162	92,263
62,563	60,269	(42)	(229)	62,521	60,040

$59	$43	—	—	$59	$43
12.14%	17.48%	N/M	N/M	11.50%	15.52%
11.37	17.27	N/M	N/M	10.79	15.88

12,516	14,182	6,051	6,082	18,567	20,264

Total Segments		Reconciling Items		Key
2007	2006	2007	2006	2007	2006

$2,215	$2,257	$(97)	$(83)	$2,118	$2,174
1,667	1,552	74 [f]	17 [f]	1,741	1,569

3,882	3,809	(23)	(66)	3,859	3,743
166	97	—	—	166	97
316	290	—	—	316	290
2,037	2,078	(1) [f]	(28)	2,036	2,050

1,363	1,344	(22)	(38)	1,341	1,306

478	473	(56)	(49)	422	424

885	871	34	11	919	882

(25)	22	—	—	(25)	22

860	893	34	11	894	904

—	—	—	5	—	5

$860	$893	$34	$16	$894	$909

96%	99%	4%	1%	100%	100%

100	100	N/A	N/A	N/A	N/A

$66,409	$64,650	$153	$152	$66,562	$64,802
91,520	88,998	2,048	2,249	93,568	91,247
61,042	59,098	(139)	(162)	60,903	58,936

$156	$116	—	—	$156	$116
16.78%	17.25%	N/M	N/M	16.03%	15.44%
16.31	17.06	N/M	N/M	15.59	15.82

13,041	13,972	6,040	6,002	19,081	19,974

Supplementary Information (Community Banking lines of business)

Three months ended September 30,	Regional Banking		Commercial Banking
dollars in millions	2007	2006	2007	2006

Total revenue (TE)	$532	$587	$94	$100
Provision (credit) for loan losses	12	19	(11)	3
Noninterest expense	371	436	46	50
Net income	94	83	37	29
Average loans and leases	18,661	18,822	8,286	7,972
Average deposits	43,229	43,495	3,498	3,444
Net loan charge-offs	18	19	2	2
Return on average allocated equity	21.38%	18.52%	19.37%	15.80%
Average full-time equivalent employees	8,322	9,516	310	320

Nine months ended September 30,	Regional Banking		Commercial Banking
dollars in millions	2007	2006	2007	2006

Total revenue (TE)	$1,781	$1,730	$279	$293
Provision (credit) for loan losses	51	60	(15)	11
Noninterest expense	1,192	1,283	144	152
Net income	336	242	94	81
Average loans and leases	18,535	18,860	8,126	7,943
Average deposits	42,994	43,009	3,464	3,450
Net loan charge-offs	56	61	9	13
Return on average allocated equity	25.85%	18.28%	17.05%	14.84%
Average full-time equivalent employees	8,726	9,378	317	319

Supplementary Information (National Banking lines of business)

Three months ended September 30,	Real Estate Capital		Equipment Finance		Institutional and Capital Markets		Consumer Finance
dollars in millions	2007	2006	2007	2006	2007	2006	2007	2006

Total revenue (TE)	$104	$170	$139	$137	$183	$190	$85	$89
Provision (credit) for loan losses	43	7	16	11	(3)	3	12	(8)
Noninterest expense	77	70	94	81	118	110	39	43
Income (loss) from continuing operations	(10)	58	18	28	42	48	22	35
Net income (loss)	(10)	58	18	28	42	48	8	42
Average loans and leases[a]	13,187	12,854	10,681	10,100	7,693	7,390	8,716	7,527
Average loans held for sale [a]	1,584	1,022	6	6	373	454	2,729	3,071
Average deposits [a]	5,559	3,593	16	19	6,633	7,042	425	452
Net loan charge-offs	7	—	16	11	5	5	11	6
Return on average allocated equity [a]	(2.96)%	19.06%	7.92%	13.02%	14.34%	16.46%	11.81%	20.85%
Return on average allocated equity	(2.96)	19.06	7.92	13.02	14.34	16.46	4.29	18.29
Average full-time equivalent employees	1,007	970	985	927	1,320	1,385	529	1,023

Nine months ended September 30,	Real Estate Capital		Equipment Finance		Institutional and Capital Markets		Consumer Finance
dollars in millions	2007	2006	2007	2006	2007	2006	2007	2006

Total revenue (TE)	$458	$502	$427	$397	$557	$589	$285	$260
Provision (credit) for loan losses	51	9	45	16	(1)	(4)	35	5
Noninterest expense	226	205	272	230	349	343	121	134
Income from continuing operations	113	180	69	95	130	157	81	77
Net income	113	180	69	95	130	157	56	99
Average loans and leases [a]	12,925	12,682	10,590	9,849	7,529	7,605	8,441	7,409
Average loans held for sale [a]	1,325	765	7	16	327	236	2,672	3,005
Average deposits [a]	4,910	3,422	15	16	6,683	6,729	401	430
Net loan charge-offs (recoveries)	11	4	45	18	5	(3)	30	23
Return on average allocated equity [a]	11.65%	20.21%	10.39%	15.30%	14.70%	18.63%	14.90%	15.41%
Return on average allocated equity	11.65	20.21	10.39	15.30	14.70	18.63	10.30	14.47
Average full-time equivalent employees	990	977	969	926	1,325	1,321	671	1,011

(a)	From continuing operations.

TE = Taxable Equivalent

5. Securities
Key classifies each security held into one of four categories: trading, available for sale, investment or other investments.
Trading account securities. These are debt and equity securities that Key purchases and holds with the intent of selling them in the near term. Trading account securities are reported at fair value ($1.1 billion at September 30, 2007, $912 million at December 31, 2006, and $817 million at September 30, 2006) and are included in “short-term investments” on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in “investment banking and capital markets income” on the income statement.
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
Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represent 64% of other investments at September 30, 2007. These securities include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately-held companies and are carried at fair value ($970 million at September 30, 2007, $830 million at December 31, 2006, and $843 million at September 30, 2006). Changes in estimated fair values, and actual gains and losses on sales of principal investments, are included in “other income” on the income statement.
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

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$18	—	—	$18
States and political subdivisions	12	—	—	12
Collateralized mortgage obligations	6,357	$32	$37	6,352
Other mortgage-backed securities	1,188	4	7	1,185
Retained interests in securitizations	149	43	—	192
Other securities	141	17	2	156

Total securities available for sale	$7,865	$96	$46	$7,915

INVESTMENT SECURITIES
States and political subdivisions	$15	—	—	$15
Other securities	21	—	—	21

Total investment securities	$36	—	—	$36

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$94	—	—	$94
States and political subdivisions	14	$1	—	15
Collateralized mortgage obligations	7,098	13	$110	7,001
Other mortgage-backed securities	336	2	4	334
Retained interests in securitizations	151	57	—	208
Other securities	165	10	—	175

Total securities available for sale	$7,858	$83	$114	$7,827

INVESTMENT SECURITIES
States and political subdivisions	$20	$1	—	$21
Other securities	21	—	—	21

Total investment securities	$41	$1	—	$42

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$220	—	—	$220
States and political subdivisions	16	$1	—	17
Collateralized mortgage obligations	6,762	13	$125	6,650
Other mortgage-backed securities	210	2	3	209
Retained interests in securitizations	122	35	—	157
Other securities	179	9	—	188

Total securities available for sale	$7,509	$60	$128	$7,441

INVESTMENT SECURITIES
States and political subdivisions	$26	$1	—	$27
Other securities	15	—	—	15

Total investment securities	$41	$1	—	$42

6. Loans and Loans Held for Sale
Key’s loans by category are summarized as follows:

	September 30,	December 31,	September 30,
in millions	2007	2006	2006

Commercial, financial and agricultural	$23,192	$21,412	$21,556
Commercial real estate:
Commercial mortgage	9,272	8,426	8,266
Construction	8,214	8,209	8,272

Total commercial real estate loans	17,486	16,635	16,538
Commercial lease financing	10,309	10,259	9,860

Total commercial loans	50,987	48,306	47,954
Real estate — residential mortgage	1,583	1,442	1,407
Home equity	10,904	10,826	10,988
Consumer — direct	1,308	1,536	1,576
Consumer — indirect:
Marine	3,549	3,077	2,982
Other	668	639	644

Total consumer — indirect loans	4,217	3,716	3,626

Total consumer loans	18,012	17,520	17,597

Total loans	$68,999	$65,826	$65,551

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing (characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2006 Annual Report to Shareholders.
Key’s loans held for sale by category are summarized as follows:

	September 30,	December 31,	September 30,
in millions	2007	2006	2006

Commercial, financial and agricultural	$67	$47	$219
Real estate — commercial mortgage	1,560	946	1,062
Real estate — construction	237	36	198
Commercial lease financing	5	3	2
Real estate — residential mortgage	36	21	21
Home equity [a]	1	180	2,485
Education	2,877	2,390	3,147
Automobile	8	14	16

Total loans held for sale	$4,791	$3,637	$7,150

(a)	On August 1, 2006, Key transferred $2.5 billion of home equity loans from the loan portfolio to loans held for sale in connection with the anticipated November 29, 2006, sale of the Champion Mortgage finance business.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2007	2006	2007	2006

Balance at beginning of period	$945	$956	$944	$966
Charge-offs	(82)	(70)	(218)	(194)
Recoveries	23	27	62	78

Net loans charged off	(59)	(43)	(156)	(116)
Provision for loan losses from continuing operations	69	35	166	97
Provision for loan losses from discontinued operations	—	(4)	—	(3)
Foreign currency translation adjustment	—	—	1	—

Balance at end of period	$955	$944	$955	$944

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2007	2006	2007	2006

Balance at beginning of period	$50	$59	$53	$59
Provision for losses on lending-related commitments	5	—	3	—
Charge-offs	—	—	(1)	—

Balance at end of period [a]	$55	$59	$55	$59

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.
7. Mortgage Servicing Assets
Key originates and periodically sells commercial mortgage loans which it continues to service for the buyers. Key may also purchase the right to service commercial mortgage loans for other lenders. Changes in the carrying amount of mortgage servicing assets are summarized as follows:

	Nine months ended
	September 30,
in millions	2007	2006

Balance at beginning of period	$247	$248
Servicing retained from loan sales	16	10
Purchases	122	29
Amortization	(63)	(48)

Balance at end of period	$322	$239

Fair value at beginning of period	$332	$301
Fair value at end of period	420	329

The fair value of mortgage servicing assets is estimated by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. Primary economic assumptions used to measure the fair value of Key’s mortgage servicing assets at September 30, 2007 and 2006, are as follows:
♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00%; and

♦	residual cash flows discount rate of 8.50% to 15.00%.
Changes in these assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. A 1.00% increase in the assumed default rate of commercial mortgage loans at September 30, 2007, would cause a $7 million decrease in the fair value of Key’s mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $54 million for each of the nine-month periods ended September 30, 2007 and 2006. The amortization of servicing assets for the respective nine-month periods, as shown in the table above, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.
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

	Consolidated VIEs	Unconsolidated VIEs
			Maximum
in millions	Total Assets	Total Assets	Exposure to Loss

September 30, 2007
Commercial paper conduit	$ 151	N/A	N/A
Low-income housing tax credit (“LIHTC”) funds	281	$186	—
LIHTC investments	N/A	781	$273

N/A = Not Applicable
The noncontrolling interests associated with the consolidated LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. Key currently accounts for these interests as minority interests and adjusts the financial statements each period for the investors’ share of the funds’ profits and losses. At September 30, 2007, the settlement value of these noncontrolling interests was estimated to be between $295 million and $347 million, while the recorded value, including reserves, totaled $283 million.
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

9. Nonperforming Assets and Past Due Loans
Impaired loans totaled $344 million at September 30, 2007, compared to $95 million at December 31, 2006, and $122 million at September 30, 2006. Impaired loans averaged $240 million for the third quarter of 2007 and $121 million for the third quarter of 2006.
Key’s nonperforming assets and past due loans are as follows:

	September 30,		December 31,	September 30,
in millions	2007		2006	2006

Impaired loans	$344		$95	$122
Other nonaccrual loans	154		120	101

Total nonperforming loans	498		215	223

Nonperforming loans held for sale[a]	6		3	56

Other real estate owned (“OREO”)	21		57	52
Allowance for OREO losses	(1)		(3)	(3)

OREO, net of allowance	20		54	49
Other nonperforming assets	46	[b]	1	1

Total nonperforming assets	$570		$273	$329

Impaired loans with a specifically allocated allowance	$35		$34	$27
Specifically allocated allowance for impaired loans	11		14	12

Accruing loans past due 90 days or more	$190		$120	$125
Accruing loans past due 30 through 89 days	717		644	715

(a)	On August 1, 2006, Key transferred approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with the anticipated November 29, 2006, sale of the Champion Mortgage finance business.
(b)	Primarily investments held by the Private Equity unit within Key’s Real Estate Capital line of business.
At September 30, 2007, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
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
During the first nine months of 2007, the business trusts did not repurchase any capital securities and KeyCorp did not repurchase any of the related debentures.
The capital securities, common securities and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount [a]	Securities	Net of Discount [b]	Debentures [c]	Debentures

September 30, 2007
KeyCorp Capital I	$197	$8	$205	6.100%	2028
KeyCorp Capital II	171	8	165	6.875	2029
KeyCorp Capital III	218	8	197	7.750	2029
KeyCorp Capital V	161	5	180	5.875	2033
KeyCorp Capital VI	72	2	77	6.125	2033
KeyCorp Capital VII	224	8	258	5.700	2035
KeyCorp Capital VIII	251	—	250	7.000	2066
KeyCorp Capital IX	488	—	500	6.750	2066

Total	$1,782	$39	$1,832	6.611%	—

December 31, 2006	$1,804	$39	$1,832	6.613%	—

September 30, 2006	$1,830	$54	$1,847	6.977%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Included in certain capital securities at September 30, 2007, December 31, 2006, and September 30, 2006, are basis adjustments of ($11) million, $11 million and $37 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2006 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V), December 15, 2008 (for debentures owned by Capital VI), June 15, 2010 (for debentures owned by Capital VII), June 15, 2011 (for debentures owned by Capital VIII) and December 15, 2011 (for debentures owned by Capital IX); and, (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by Capital I, Capital V, Capital VI, Capital VII, Capital VIII or Capital IX are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp.

(c)	The interest rates for Capital II, Capital III, Capital V, Capital VI, Capital VII, Capital VIII and Capital IX are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at September 30, 2007, December 31, 2006, and September 30, 2006, are weighted-average rates.

11. Employee Benefits
Pension Plans
Net pension cost for all funded and unfunded plans includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2007	2006	2007	2006

Service cost of benefits earned	$12	$12	$38	$36
Interest cost on projected benefit obligation	15	13	44	41
Expected return on plan assets	(22)	(22)	(66)	(66)
Amortization of losses	7	8	21	23

Net pension cost	12	11	37	34
Curtailment gain	—	—	(3)	—

Total pension cost	$12	$11	$34	$34

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
Net postretirement benefit cost for all funded and unfunded plans includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2007	2006	2007	2006

Service cost of benefits earned	$2	$1	$6	$4
Interest cost on accumulated postretirement benefit obligation	2	2	5	6
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized transition obligation	1	1	3	3
Amortization of losses	—	1	—	2

Net postretirement benefit cost	$4	$4	$11	$12

12. Income Taxes
Lease Financing Transactions
In the ordinary course of business, Key’s equipment finance business unit (“KEF”) enters into various types of lease financing transactions. Between 1996 and 2004, KEF entered into three types of lease financing transactions with both foreign and domestic customers (primarily municipal authorities) for terms ranging from ten to fifty years. Lease in, Lease out (“LILO”) transactions are leveraged leasing transactions in which KEF leases property from an unrelated third party and then leases the property back to that party. The transaction is similar to a sale-leaseback, except that the property is leased by KEF rather than purchased. Qualified Technological Equipment Leases (“QTEs”) and Service Contract Leases are even more like sale-leaseback transactions, as KEF is considered to be the purchaser of the equipment for tax purposes. LILO and Service Contract Lease transactions involve commuter rail equipment, public utility facilities and commercial aircraft. QTE transactions involve sophisticated high technology hardware and related software, such as telecommunications equipment. Like other forms of leasing transactions, LILO transactions generate income tax deductions for Key from net rental expense associated with the leased property, interest expense on nonrecourse debt incurred to fund the transaction, and transaction costs. QTE and Service Contract Lease transactions generate rental income, as well as deductions from the depreciation of the property, interest expense on nonrecourse debt incurred to fund the transaction, and transaction costs.

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
The IRS has completed audits of Key’s income tax returns for the 1995 through 2003 tax years and has disallowed all net deductions taken in those tax years that relate to LILOs, QTEs and Service Contract Leases. Key appealed the examination results for the tax years 1995 through 1997, which pertained to LILOs only, to the Appeals Division of the IRS. During the fourth quarter of 2005, discussions with the Appeals Division were discontinued without a resolution. In April 2006, Key received a final assessment from the IRS, consisting of taxes, interest and penalties, disallowing all LILO deductions taken in those tax years. Key paid the assessment and filed a refund claim for the total amount. Key has also filed appeals with the Appeals Division of the IRS with regard to the proposed disallowance of the LILO, QTE and Service Contract Lease deductions taken in the 1998 through 2003 tax years.
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
Management believes Key’s tax position is correct and well-supported by applicable statutes, regulations and judicial authority, but tax litigation is inherently uncertain. Consequently, management cannot predict the outcome of the AWG Leasing Litigation or its other disputes with the IRS related to its LILO, QTE or Service Contract Lease transactions. If Key were not to prevail in these efforts, in addition to accrued deferred taxes of approximately $1.7 billion reflected on Key’s balance sheet as of September 30, 2007, Key would owe interest on any taxes and possibly penalties. In the event of an unfavorable resolution of this issue, management estimates that, as of September 30, 2007, the after-tax interest cost on any taxes due could be up to approximately $385 million. This amount would vary based upon the then applicable interest rates, and grow over the period any tax assessments remain outstanding. No reserves have been established for any such interest or penalties. An adverse outcome in these disputes could have a material adverse effect on Key’s results of operations and a potentially substantial impact on its capital as discussed in the following section.
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

An adverse outcome in the AWG Leasing Litigation, certain settlement scenarios or other factors could change management’s current assumptions pertaining to the expected timing of the cash flows related to income taxes for some or all of the leveraged lease transactions previously described. In the event of such a change in management’s assumptions, in accordance with Staff Position No. 13-2, Key would be required to recalculate its lease income from the inception of the affected leases and recognize a reduction in its net investment with a corresponding charge to earnings in the period in which the recalculation occurs. Management is currently unable to make a determination regarding the ultimate financial impact, if any, of these events because of the uncertainty of the outcome of the AWG Leasing Litigation, the range of possible settlement opportunities that might be available to Key and other factors. Management believes that under certain outcomes, the recalculation would result in a charge that could have a material adverse effect on Key’s results of operations and a potentially substantial impact on its capital. However, management would expect future earnings to increase over the remaining term of the affected leases by an amount equal to a substantial portion of the charge.
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
Key adopted FASB Interpretation No. 48 on January 1, 2007, which resulted in an immaterial increase in Key’s liability for unrecognized tax benefits and was accounted for as a reduction to retained earnings. The total amount of unrecognized tax benefits was $27 million at January 1, 2007, and $21 million at September 30, 2007. The decrease in unrecognized tax benefits was a result of $6 million of tax payments made in connection with tax positions taken in prior years. The amount of unrecognized tax benefits, if recognized, would impact Key’s effective tax rate. Additionally, the amount of unrecognized tax benefits could materially increase or decrease over the next twelve months as a result of developments in the AWG Leasing Litigation or any possible settlement of tax matters related to the leveraged lease transactions. However, management cannot currently estimate the range of possible change.
As permitted under FASB Interpretation No. 48, Key continues to recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the nine-month period ended September 30, 2007, Key recognized $4 million of interest. At September 30, 2007, Key had a $19 million liability for accrued interest payable on the balance sheet.
Key files income tax returns in the United States federal jurisdiction, as well as various state and foreign jurisdictions. With the exception of the California and New York jurisdictions, Key is not subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities for years prior to 2001. Income tax returns filed in California and New York are subject to examination beginning with the years 1995 and 2000, respectively. As previously discussed, the audits of the 1998 through 2003 federal income tax returns are currently on appeal to the Appeals Division of the IRS. The outcomes of these appeals could impact the recognition of benefits related to Key’s tax positions.

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
Tax disputes. In the ordinary course of business, Key enters into certain transactions that have tax consequences. On occasion, the IRS may challenge a particular tax position taken by Key. The IRS has completed audits of Key’s income tax returns for the 1995 through 2003 tax years and has disallowed all deductions taken in those tax years that relate to certain lease financing transactions. Further information on these matters and on the potential implications to Key is included in Note 12 (“Income Taxes”) under the heading “Lease Financing Transactions” on page 25.
Honsador litigation. On May 23, 2007, in the case of Honsador Holdings LLC v. Key Principal Partners, LLC (“KPP”), pending in the Circuit Court of the First Circuit, a Hawaii state court, the jury returned a verdict in favor of the plaintiffs in a lawsuit relating to KPP’s investment in a Hawaiian business, and on June 13, 2007, the state court entered a final judgment in favor of the plaintiffs in the amount of $38.25 million (“Final Judgment”). During the three months ended June 30, 2007, Key established a $42 million reserve for this case for the verdict, legal costs and other expenses associated with the lawsuit.
On September 27, 2007, KPP filed a notice of appeal with the Intermediate Court of Appeals for the State of Hawaii, contesting the Final Judgment. On October 4, 2007, the trial court issued an amended final judgment in which the court modified the Final Judgment (the “Amended Final Judgment”). On October 22, 2007, KPP filed an amended notice of appeal, challenging both the Final Judgment and the Amended Final Judgment.
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
Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at September 30, 2007. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 71 of Key’s 2006 Annual Report to Shareholders.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial guarantees:
Standby letters of credit	$12,974	$35
Credit enhancement for asset-backed commercial paper conduit	28	—
Recourse agreement with FNMA	579	6
Return guarantee agreement with LIHTC investors	347	41
Default guarantees	12	1
Written interest rate caps [a]	105	7

Total	$14,045	$90

(a)	At September 30, 2007, the weighted-average interest rate on written interest rate caps was 5.3%, and the weighted-average strike rate was 5.7%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
Standby letters of credit. These instruments, issued on behalf of clients, obligate Key to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Many of Key’s lines of business issue standby letters of credit to address clients’ financing needs. Any amounts drawn under standby letters of credit are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At September 30, 2007, Key’s standby letters of credit had a remaining weighted-average life of approximately 2.6 years, with remaining actual lives ranging from less than one year to as many as eleven years.
Credit enhancement for asset-backed commercial paper conduit. Key provides credit enhancement in the form of a committed facility to ensure the continuing operations of an asset-backed commercial paper conduit that is owned by a third party and administered by an unaffiliated financial institution. The commitment to provide credit enhancement extends until November 30, 2007, and specifies that in the event of default by certain borrowers whose loans are held by the conduit, Key will provide financial relief to the conduit in an amount that is based on defined criteria that consider the level of credit risk involved and other factors.
At September 30, 2007, Key’s maximum potential funding requirement under the credit enhancement facility totaled $28 million, but there were no drawdowns under the facility during the quarter. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Management periodically evaluates Key’s commitment to provide credit enhancement to the conduit.
Recourse agreement with Federal National Mortgage Association. KeyBank participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KeyBank has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan KeyBank sells to FNMA. Accordingly, KeyBank maintains a reserve for such potential losses in an amount estimated by management to approximate the fair value of KeyBank’s liability. At September 30, 2007, the outstanding commercial mortgage loans in this program had a remaining weighted-average term of 7.8 years, and the unpaid principal balance outstanding of loans sold by KeyBank as a participant in this program was approximately $1.8 billion. The maximum potential amount of undiscounted future payments that may be required under this program is generally equal to approximately one-third of the principal balance of loans outstanding at September 30, 2007. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.
Return guarantee agreement with LIHTC investors. Key Affordable Housing Corporation (“KAHC”), a subsidiary of KeyBank, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return that is based on the financial performance of the property and the property’s confirmed LIHTC status throughout a fifteen-year compliance period. If KAHC defaults on its obligation to provide the guaranteed return, Key is obligated to make any necessary payments to investors. In October 2003, management elected to discontinue new partnerships under this program.
No recourse or collateral is available to offset Key’s guarantee obligation other than the underlying income stream from the properties. These guarantees have expiration dates that extend through 2018. Key meets its obligations pertaining to the guaranteed returns generally by distributing tax credits and deductions associated with the specific properties.
As shown in the table on page 29, KAHC maintained a reserve in the amount of $41 million at September 30, 2007, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized as a component of the recorded liability.
Default guarantees. Some lines of business provide or participate in various types of guarantees that obligate Key to perform if the debtor fails to satisfy all of its payment obligations to third parties. Key generally undertakes these guarantees to support or protect its underlying investment or where the risk profile of the debtor should provide an investment return. The terms of these default guarantees range from less than one year to as many as fifteen years. Although no collateral is held, Key would have recourse against the debtor for any payments made under a default guarantee.
Written interest rate caps. In the ordinary course of business, Key “writes” interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At September 30, 2007, these caps had a weighted-average life of approximately 2.1 years.
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
Significant liquidity facilities that support asset-backed commercial paper conduits. Key provides liquidity facilities to various asset-backed commercial paper conduits. These facilities obligate Key to provide funding in the event of a disruption in credit markets or other factors that preclude the issuance of commercial paper by the conduits. Key’s commitments to provide liquidity are periodically evaluated by management. Three of these liquidity facilities, all of which expire by September 29, 2008, obligate Key to provide funding of up to $166 million in total to a commercial paper conduit that is consolidated in accordance with Key’s consolidation policy described in Note 1 (“Basis of Presentation”), which begins on page 7. The aggregate amount available to be drawn by the conduit, which is based on the amount of current commitments to borrowers, was $128 million at September 30, 2007, but there were no drawdowns under these committed facilities at that date. Additional information pertaining to this conduit is included in this note under the heading “Guarantees” on page 28 and in Note 8 (“Loan Securitizations, Servicing and Variable Interest Entities”) of Key’s 2006 Annual Report to Shareholders under the heading “Consolidated VIEs” on page 84.
Key also provides liquidity facilities to several unconsolidated third-party commercial paper conduits. These liquidity facilities, all of which expire by November 10, 2010, obligate Key to provide funding of up to $687 million in total, with individual facilities ranging from $10 million to $100 million. The amounts available to be drawn, which are based on the amount of current commitments to borrowers, totaled $494 million at September 30, 2007, but there were no drawdowns under these committed facilities at that date.

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
14. Derivatives and Hedging Activities
Key, mainly through its subsidiary bank, KeyBank, is party to various derivative instruments that are used for asset and liability management, credit risk management and trading purposes. The primary derivatives that Key uses are interest rate swaps, caps and futures, and foreign exchange forward contracts. Generally, these instruments help Key manage exposure to market risk, mitigate the credit risk inherent in the loan portfolio and meet client financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors.
At September 30, 2007, Key had $464 million of derivative assets and $112 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives totaled $1.0 billion and $951 million, respectively. Derivative assets and liabilities are recorded at fair value on the balance sheet.
Counterparty Credit Risk
The following table summarizes the fair value of Key’s derivative assets by type. These assets represent Key’s exposure to potential loss, as described below, before taking into account the effects of master netting arrangements and other means used to mitigate risk.

	September 30,	December 31,	September 30,
in millions	2007	2006	2006

Interest rate	$713	$697	$635
Credit	44	43	45
Foreign exchange	643	321	172
Equity	36	45	46
Energy	61	29	17

Total	$1,497	$1,135	$915

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

At September 30, 2007, Key was party to derivative contracts with 53 different counterparties. These derivatives include interest rate swaps and caps, credit derivatives, foreign exchange contracts, equity derivatives and energy derivatives. Among these were contracts entered into to offset the risk of client exposure. Key had aggregate exposure of $448 million on these instruments to 26 of the 53 counterparties. However, at September 30, 2007, Key held approximately $309 million in pooled collateral to mitigate that exposure, resulting in net exposure of $139 million. The largest exposure to an individual counterparty was approximately $229 million, which Key secured with approximately $211 million in collateral.
Asset and Liability Management
Key uses fair value and cash flow hedging strategies to manage its exposure to interest rate risk. These strategies reduce the potential adverse impact of interest rate movements on future net interest income. For more information about these asset and liability management strategies, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2006 Annual Report to Shareholders.
The change in “accumulated other comprehensive loss” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2007	of Gains to	September 30,
in millions	2006	Hedging Activity	Net Income	2007

Accumulated other comprehensive (loss) income resulting from cash flow hedges	$(19)	$48	$(6)	$23

Key reclassifies gains and losses from “accumulated other comprehensive loss” to earnings when a hedged item causes Key to pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell or securitize commercial real estate loans. Key expects to reclassify an estimated $8 million of net losses on derivative instruments from “accumulated other comprehensive loss” to earnings during the next twelve months.
Credit Risk Management
Key uses credit derivatives — primarily credit default swaps — to mitigate credit risk by transferring a portion of the risk associated with the underlying extension of credit to a third party. These instruments are also used to manage portfolio concentration and correlation risks. At September 30, 2007, the notional amount of credit default swaps purchased by Key was $1.1 billion. Key also provides credit protection to other lenders through the sale of credit default swaps. These transactions may generate fee income and can diversify overall exposure to credit loss. At September 30, 2007, the notional amount of credit default swaps sold by Key was $50 million.
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
The fair values of these trading portfolio items are included in “derivative assets” or “derivative liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $12 million at September 30, 2007, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2006 Annual Report to Shareholders.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of September 30, 2007 and 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods then ended, and the condensed consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of Key’s management.
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
November 7, 2007

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2007 and 2006. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When reading this discussion, also refer to the consolidated financial statements and related notes that appear on pages 3 through 33. A description of Key’s business is included under the heading “Description of Business” on page 18 of Key’s 2006 Annual Report to Shareholders. This description does not reflect the reorganization within some of Key’s lines of business that took effect January 1, 2007. For a current description of Key’s lines of business, see Note 4 (“Line of Business Results”), which begins on page 13.
Terminology
This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset to provide a better understanding of the discussion that follows.
♦	KeyCorp refers solely to the parent holding company.

♦	KeyBank refers to KeyCorp’s subsidiary bank, KeyBank National Association.

♦	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

♦	In November 2006, Key sold the nonprime mortgage loan portfolio held by the Champion Mortgage finance business and announced a separate agreement to sell Champion’s loan origination platform. As a result of these actions, Key has accounted for this business as a discontinued operation. We use the phrase continuing operations in this document to mean all of Key’s business other than Champion. Key completed the sale of Champion’s origination platform in February 2007.

♦	Key engages in capital markets activities. These activities encompass a variety of products and services. Among other things, Key trades securities as a dealer, enters into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conducts transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	All earnings per share data included in this discussion are presented on a diluted basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options and other stock awards. Some of the financial information tables also include basic earnings per share, which takes into account only common shares outstanding.

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. A more detailed explanation of total and Tier 1 capital and how they are calculated is presented in the section entitled “Capital,” which begins on page 61.
Long-term goals
Key’s long-term financial goals are to achieve an annual return on average equity at or above the median of its peer group and to grow earnings per common share at an annual rate of 8% to 10%. The strategy for achieving these goals is described under the heading “Corporate Strategy” on page 20 of Key’s 2006 Annual Report to Shareholders.

Key from time-to-time uses capital that exceeds internal guidelines and minimum regulatory requirements to repurchase common shares in the open market or through privately-negotiated transactions. As a result of such repurchases, Key’s weighted-average fully-diluted common shares decreased to 397.8 million shares for the first nine months of 2007 from 411.0 million shares for the first nine months of 2006. Reducing the share count can foster both earnings per share growth and improved returns on average equity, but Key’s share repurchase activity was not significant enough to cause a material effect on either of these profitability measures in either the current or prior year periods.
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
Forward-looking statements express management’s current expectations, forecasts of future events or long-term goals and, by their nature, are subject to assumptions, risks and uncertainties. Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including the following factors:
♦	Interest rates could change more quickly or more significantly than management expects, which may have an adverse effect on Key’s financial results.

♦	Trade, monetary and fiscal policies of various governmental bodies may affect the economic environment in which Key operates, as well as its financial condition and results of operations.

♦	Recent problems in the mortgage markets and related conditions in the financial markets, or other issues could cause a deterioration in general economic conditions, or in the condition of the local economies or industries in which Key has significant operations or assets, and, among other things, materially impact credit quality in existing portfolios and/or Key’s ability to generate loans in the future.

♦	Increased competitive pressure among financial services companies may adversely affect Key’s ability to market its products and services.

♦	It could take Key longer than anticipated to implement strategic initiatives, including those designed to grow revenue or manage expenses; Key may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

♦	Acquisitions and dispositions of assets, business units or affiliates could adversely affect Key in ways that management has not anticipated.

♦	Key may experience operational or risk management failures due to technological or other factors.

♦	Key may continue to become subject to heightened regulatory practices, requirements or expectations.

♦	Key may become subject to new legal obligations or liabilities, or the unfavorable resolution of pending litigation may have an adverse effect on its financial results or its capital.

♦	Changes in the stock markets, public debt markets and other capital markets, including continued disruption in the fixed income markets, could adversely affect Key’s ability to raise capital or other funding for liquidity and business purposes, as well as its revenues from client-based underwriting, investment banking and other capital markets-driven businesses.

♦	Terrorist activities or military actions could disrupt the economy and the general business climate, which may have an adverse effect on Key’s financial results or condition and that of its borrowers.

♦	Key may become subject to new accounting, tax or regulatory practices or requirements, which impede its profitability.
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
During the first nine months of 2007, there were no significant changes in the manner in which Key’s critical accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new critical accounting policies were adopted.
Highlights of Key’s Performance
Financial performance
Key’s third quarter income from continuing operations was $224 million, or $.57 per diluted common share, compared to $305 million, or $.74 per share, for the third quarter of 2006. Key’s income from continuing operations for the first nine months of 2007 was $919 million, or $2.31 per diluted common share. This compares to income from continuing operations – before the cumulative effect of an accounting change – of $882 million, or $2.15 per share, for the first nine months of 2006.
Net income totaled $210 million, or $.54 per diluted common share, for the third quarter of 2007, compared to net income of $312 million, or $.76 per share, for the third quarter of 2006. Key’s net income for the first nine months of 2007 was $894 million, or $2.25 per diluted common share, compared to $909 million, or $2.21 per share, for the same period last year.
Figure 1 shows Key’s continuing and discontinued operating results and related performance ratios for the three- and nine-month periods ended September 30, 2007 and 2006. Key’s financial performance for each of the past five quarters and the nine-month periods ended September 30, 2007 and 2006, is summarized in Figure 3 on page 41.

Figure 1. Results of Operations

	Three months ended		Nine months ended
in millions, except per share amounts	9-30-07	9-30-06	9-30-07	9-30-06

SUMMARY OF OPERATIONS
Income from continuing operations before cumulative effect of accounting change	$224	$305	$919	$882
(Loss) income from discontinued operations, net of taxes [a]	(14)	7	(25)	22
Cumulative effect of accounting change, net of taxes	—	—	—	5

Net income	$210	$312	$894	$909

PER COMMON SHARE — ASSUMING DILUTION
Income from continuing operations before cumulative effect of accounting change	$.57	$.74	$2.31	$2.15
(Loss) income from discontinued operations [a]	(.03)	.02	(.06)	.05
Cumulative effect of accounting change	—	—	—	.01

Net income	$.54	$.76	$2.25	$2.21

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	.93%	1.31%	1.31%	1.30%
Return on average equity	11.50	15.52	16.03	15.44
From consolidated operations:
Return on average total assets	.88%	1.30%	1.28%	1.29%
Return on average equity	10.79	15.88	15.59	15.82

(a)	Key sold the nonprime mortgage loan portfolio held by the Champion Mortgage finance business in November 2006, and completed the sale of Champion’s origination platform in February 2007. As a result of these actions, Key has accounted for this business as a discontinued operation. The loss from discontinued operations recorded in the third quarter of 2007 was attributable largely to a write-down on the building lease for the former Champion headquarters.
As shown in Figure 2, the comparability of Key’s income from continuing operations for the three- and nine-month periods ended September 30, 2007 and 2006, is affected by several significant items, certain of which were the result of strategic actions described on page 39 that were taken to improve Key’s business mix and to reposition the balance sheet.
Figure 2. Significant Items Affecting the Comparability of Earnings

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
in millions, except per share amounts	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount

INCOME FROM CONTINUING OPERATIONS — GAAP BASIS	$310	$224	$423	$305	$1,282	$919	$1,235	$882
Significant items:
McDonald Investments branch network [a]	5	3	6	4	(146)	(92)	23	14
Gains related to MasterCard Incorporated shares	(27)	(17)	—	—	(67)	(42)	(9)	(6)
Litigation reserve	—	—	—	—	42	26	—	—
Gain from settlement of automobile residual value insurance litigation	—	—	—	—	(26)	(17)	—	—
Loss from repositioning of securities portfolio	—	—	—	—	49	31	—	—

INCOME FROM CONTINUING OPERATIONS — ADJUSTED BASIS	$288	$210	$429	$309	$1,134	$825	$1,249	$890

PER COMMON SHARE — ASSUMING DILUTION
Income from continuing operations — GAAP basis	N/M	$.57	N/M	$.74	N/M	$2.31	N/M	$2.15
Income from continuing operations — adjusted basis	N/M	.53	N/M	.75	N/M	2.07	N/M	2.17

(a)	Represents the financial effect of the McDonald Investments branch network, including a gain of $171 million ($107 million after tax) from the February 9, 2007, sale of that network.
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
During the same period, Key repositioned the securities portfolio in response to changing market conditions. Management initiated this change to enhance Key’s future financial performance, particularly in the event of a decline in interest rates. For more detailed information regarding the repositioning and composition of the securities portfolio, see the section entitled “Securities,” which begins on page 58.
Key’s top four priorities for 2007 are to profitably grow revenue, institutionalize a culture of compliance and accountability, maintain a strong credit culture and improve operating leverage so that revenue growth outpaces expense growth. During the third quarter of 2007:
♦	Key’s noninterest income decreased by $105 million from the third quarter of 2006. The adverse impact of fixed income market volatility on several of Key’s capital markets-driven businesses, the sale of the McDonald Investments branch network completed in the first quarter of this year and lower net gains from principal investing activities caused the decrease. The reduction in noninterest income was moderated by a $27 million gain from the sale of MasterCard Incorporated shares in the current quarter, growth in deposit service charge income and higher income from Key’s asset management business. Net interest income decreased by $11 million from the year-ago quarter as interest rate spreads on both loans and deposits remained under pressure due to the continuation of competitive pricing. The tightening of interest rate spreads more than offset the positive effect of a 4% increase in average earning assets.

♦	Key’s nonperforming assets rose by $192 million and were up $241 million from the level reported one year ago. The increase was due primarily to the impact of deteriorating market conditions on the residential property segment of the commercial real estate construction portfolio with the majority of the growth coming from nonperforming loans outstanding in Florida and southern California. Outside of this portfolio, Key experienced only modest increases in nonperforming loans during the third quarter. For the third quarter of 2007, net loan charge-offs totaled $59 million, or .35% of average total loans.

♦	Key continued to manage expenses effectively. Key’s total noninterest expense decreased by 5% from the third quarter of 2006, largely as a result of the sale of the McDonald Investments branch network and lower incentive compensation accruals.

♦	Key continued to effectively manage its equity capital through dividends paid to shareholders, share repurchases and investing in its businesses. During the third quarter, Key repurchased 2.0 million of its common shares. At September 30, 2007, Key’s tangible equity to tangible assets ratio was 6.78%.
The primary reasons that Key’s revenue and expense components changed from those reported for the three- and nine-month periods ended September 30, 2006, are reviewed in greater detail throughout the remainder of the Management’s Discussion & Analysis section.
Financial outlook
During the third quarter of 2007, the fixed income markets experienced extraordinary volatility, rapidly widening credit spreads and significantly reduced liquidity. Key participates in these markets primarily through business conducted by its National Banking group and through its principal investing activities. The widening of credit spreads had an adverse impact on the market values of Key’s loans held-for-sale, trading account securities and certain real estate-related investments included in “other investments” on the balance sheet. During the third quarter of 2007, Key recorded net losses of $77 million on these assets, compared to net gains of $26 million in the third quarter of 2006. Net gains from principal investing activities were $9 million for the current quarter, down from $28 million for the same period last year.

Although the fixed income markets continue to remain under pressure heading into the fourth quarter, management believes most of the financial impact on Key’s market-sensitive portfolios has already been experienced and expects the performance of these portfolios to improve over the remainder of the year. Based on current market conditions, management expects earnings per common share for the fourth quarter of 2007 to be in the range of $.68 to $.74. Management’s expectations for the fourth quarter of 2007 with regard to certain other financial performance measures include:
♦	a net interest margin in the low- to mid-3.30% range;

♦	an upper-single digit percentage increase in commercial loans, and a low-single digit percentage increase in consumer loans;

♦	a low- to mid-single digit percentage increase in core deposits;

♦	net loan charge-offs in the range of .35% to .45% of average loans; and

♦	an effective tax rate of approximately 32% on a taxable-equivalent basis.
Strategic developments
Key has taken a number of specific actions during 2007 and 2006 to support its corporate strategy.
♦	On October 1, 2007, Key acquired Tuition Management Systems, Inc., one of the nation’s largest providers of outsourced tuition planning, billing, counseling and payment services. Headquartered in Warwick, Rhode Island, Tuition Management Systems serves more than 700 colleges, universities, elementary and secondary educational institutions. The payment plan systems and technology in place at Tuition Management Systems and the array of payment plan products offered by Key will create one of the largest payment plan providers in the nation.

♦	On July 27, 2007, Key entered into an agreement to acquire U.S.B. Holding Co., Inc., the holding company for Union State Bank, a state-chartered commercial bank headquartered in Orangeburg, New York, with 31 branches. U.S.B. Holding Co. has assets of approximately $3 billion and deposits of approximately $2 billion. This acquisition will expand Key’s presence in markets both within and contiguous to its current operations in the Hudson Valley. See Note 3 (“Acquisitions and Divestitures”), which begins on page 11, for more information pertaining to this pending acquisition.

♦	On February 9, 2007, McDonald Investments Inc., a wholly-owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets. Key has retained the corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KeyBank continues to operate the Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed its registered broker/dealer through which its corporate and institutional investment banking and securities businesses operate. The new name is KeyBanc Capital Markets Inc.

♦	On November 29, 2006, Key sold the nonprime mortgage loan portfolio held by the Champion Mortgage finance business. Key completed the sale of the Champion loan origination platform on February 28, 2007.

♦	On April 1, 2006, Key broadened its asset management product line by acquiring Austin Capital Management, Ltd., an investment firm headquartered in Austin, Texas with approximately $900 million in assets under management at the date of acquisition. Austin specializes in selecting and managing hedge fund investments for its principally institutional customer base.

Figure 3. Selected Financial Data

						Nine months ended
	2007			2006		September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2007	2006

FOR THE PERIOD
Interest income	$1,434	$1,395	$1,368	$1,413	$1,389	$4,197	$3,967
Interest expense	740	709	689	701	684	2,138	1,864
Net interest income	694	686	679	712	705	2,059	2,103
Provision for loan losses	69	53	44	53	35	166	97
Noninterest income	438	649	654	558	543	1,741	1,569
Noninterest expense	753	815	784	809	790	2,352	2,340
Income from continuing operations before income taxes and cumulative effect of accounting change	310	467	505	408	423	1,282	1,235
Income from continuing operations before cumulative effect of accounting change	224	337	358	311	305	919	882
(Loss) income from discontinued operations, net of taxes	(14)	(3)	(8)	(165)	7	(25)	22
Income before cumulative effect of accounting change	210	334	350	146	312	894	904
Net income	210	334	350	146	312	894	909

PER COMMON SHARE
Income from continuing operations before cumulative effect of accounting change	$.58	$.86	$.90	$.77	$.76	$2.34	$2.18
(Loss) income from discontinued operations	(.03)	(.01)	(.02)	(.41)	.02	(.06)	.05
Income before cumulative effect of accounting change	.54	.85	.88	.36	.77	2.28	2.23
Net income	.54	.85	.88	.36	.77	2.28	2.24

Income from continuing operations before cumulative effect of accounting change — assuming dilution	.57	.85	.89	.76	.74	2.31	2.15
(Loss) income from discontinued operations — assuming dilution	(.03)	(.01)	(.02)	(.40)	.02	(.06)	.05
Income before cumulative effect of accounting change — assuming dilution	.54	.84	.87	.36	.76	2.25	2.20
Net income — assuming dilution	.54	.84	.87	.36	.76	2.25	2.21

Cash dividends declared	.365	.365	.365	.345	.345	1.095	1.035
Book value at period end	20.12	19.78	19.57	19.30	19.73	20.12	19.73
Market price:
High	37.09	38.96	39.90	38.63	38.15	39.90	38.31
Low	31.38	34.15	35.94	35.73	34.48	31.38	32.68
Close	32.33	34.33	37.47	38.03	37.44	32.33	37.44
Weighted-average common shares outstanding (000)	389,319	392,045	397,875	402,329	403,780	393,048	405,218
Weighted-average common shares and potential common shares outstanding (000)	393,164	396,918	403,478	407,828	409,428	397,816	411,029

AT PERIOD END
Loans	$68,999	$66,692	$65,711	$65,826	$65,551	$68,999	$65,551
Earning assets	84,973	82,328	81,263	80,090	83,132	84,973	83,132
Total assets	97,366	94,076	93,219	92,337	96,155	97,366	96,155
Deposits	63,714	60,599	59,773	59,116	61,429	63,714	61,429
Long-term debt	11,549	12,581	13,061	14,533	13,654	11,549	13,654
Shareholders’ equity	7,820	7,701	7,719	7,703	7,947	7,820	7,947

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	.93%	1.45%	1.58%	1.33%	1.31%	1.31%	1.30%
Return on average equity	11.50	17.66	19.06	15.63	15.52	16.03	15.44
Net interest margin (taxable equivalent)	3.40	3.46	3.50	3.66	3.61	3.46	3.67
From consolidated operations:
Return of average total assets	.88%	1.43%	1.54%	.61%	1.30%	1.28%	1.29%
Return of average equity	10.79	17.50	18.63	7.34	15.88	15.59	15.82
Net interest margin (taxable equivalent)	3.40	3.46	3.51	3.69	3.63	3.46	3.69

CAPITAL RATIOS AT PERIOD END
Equity to assets	8.03%	8.19%	8.28%	8.34%	8.26%	8.03%	8.26%
Tangible equity to tangible assets	6.78	6.89	6.97	7.01	6.81	6.78	6.81
Tier 1 risk-based capital	7.94	8.14	8.15	8.24	8.02	7.94	8.02
Total risk-based capital	11.76	12.15	12.20	12.43	12.13	11.76	12.13
Leverage	8.96	9.11	9.17	8.98	8.89	8.96	8.89

TRUST AND BROKERAGE ASSETS
Assets under management	$88,100	$85,592	$82,388	$84,699	$84,060	$88,100	$84,060
Nonmanaged and brokerage assets	33,273	33,485	32,838	56,292	55,221	33,273	55,221

OTHER DATA
Average full-time equivalent employees	18,567	18,888	19,801	20,100	20,264	19,081	19,974
Branches	954	954	950	950	949	954	949

Acquisitions and divestitures completed by Key during the periods shown in this table may have had a significant effect on Key’s results, making it difficult to compare results from one period to the next. Note 3 (“Acquisitions and Divestitures”), which begins on page 11, contains specific information about the acquisition and divestitures that Key completed during 2006 and the first nine months of 2007 to help in understanding how those transactions may have impacted Key’s financial condition and results of operations.

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
Figure 4 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and income from continuing operations for the three- and nine-month periods ended September 30, 2007 and 2006. Key’s line of business results for each of these periods reflect a new organizational structure that took effect January 1, 2007.
Figure 4. Major Business Groups — Taxable-Equivalent Revenue and Income from Continuing Operations

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE) [a]
Community Banking	$626	$687	$(61)	(8.9)%	$2,060	$2,023	$37	1.8%
National Banking	511	586	(75)	(12.8)	1,727	1,748	(21)	(1.2)
Other Segments	14	25	(11)	(44.0)	95	38	57	150.0

Total Segments	1,151	1,298	(147)	(11.3)	3,882	3,809	73	1.9
Reconciling Items	(1)	(29)	28	96.6	(23)	(66)	43	65.2

Total	$1,150	$1,269	$(119)	(9.4)%	$3,859	$3,743	$116	3.1%

INCOME FROM CONTINUING OPERATIONS [a]
Community Banking	$131	$112	$19	17.0%	$430	$323	$107	33.1%
National Banking	72	169	(97)	(57.4)	393	509	(116)	(22.8)
Other Segments	16	20	(4)	(20.0)	62	39	23	59.0

Total Segments	219	301	(82)	(27.2)	885	871	14	1.6
Reconciling Items	5	4	1	25.0	34	11	23	209.1

Total	$224	$305	$(81)	(26.6)%	$919	$882	$37	4.2%

(a)	Community Banking results for the first nine months of 2007 include a $171 million ($107 million after tax) gain from the February 9, 2007, sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 11, for more information pertaining to this transaction.

National Banking results for the first nine months of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation during the first quarter.

Other Segments’ results for the first nine months of 2007 include a $26 million ($16 million after tax) charge for litigation recorded during the second quarter. This charge and the litigation charge referred to in the comment related to Reconciling Items below comprise the $42 million charge recorded in connection with the Honsador litigation disclosed in Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 28. Results for the current year-to-date period also include a $49 million ($31 million after tax) loss recorded during the first quarter in connection with the repositioning of the securities portfolio.

Reconciling Items include gains of $27 million ($17 million after tax) recorded during the third quarter of 2007, $40 million ($25 million after tax) recorded during the second quarter of 2007 and $9 million ($6 million after tax) recorded during the second quarter of 2006 related to MasterCard Incorporated shares. Results for the first nine months of 2007 also include a $16 million ($10 million after tax) charge for litigation recorded during the second quarter.
TE = Taxable Equivalent
Community Banking summary of operations
As shown in Figure 5, net income for Community Banking was $131 million for the third quarter of 2007, up from $112 million for the year-ago quarter. Declines in both net interest income and noninterest income were more than offset by decreases in the provision for loan losses and noninterest expense.

Taxable-equivalent net interest income decreased by $34 million, or 8%, from the third quarter of 2006, as interest rate spreads on both average earning assets and deposits have remained under pressure due to the continuation of competitive pricing. The decrease also reflected the effect of the February 2007 sale of the McDonald Investments branch network in which Key transferred approximately $1.3 billion of Negotiable Order of Withdrawal (“NOW”) and money market deposit accounts to the buyer. McDonald Investments’ NOW and money market deposit accounts averaged $1.7 billion for the third quarter of 2006.
Noninterest income decreased by $27 million, or 11%. The decrease was attributable to the McDonald Investments sale. Excluding the impact of this sale, noninterest income rose by $13 million, or 6%, from the same period one year ago, due largely to growth in deposit service charge income.
The provision for loan losses decreased by $21 million, compared to the third quarter of 2006.
Noninterest expense declined by $69 million, or 14%, from the year-ago quarter. Reductions in costs resulting from the sale of the McDonald Investments branch network accounted for $46 million of the decline, including a $27 million decrease in personnel expense. The remainder of the decline in total noninterest expense reflected decreases in various direct and indirect charges, due in part to a reduction in the number of average full-time equivalent employees.
On July 27, 2007, Key entered into an agreement to acquire U.S.B. Holding Co., Inc., the holding company for Union State Bank, a state-chartered commercial bank headquartered in Orangeburg, New York, with 31 branches. U.S.B. Holding Company has assets of approximately $3 billion and deposits of approximately $2 billion. Key expects to complete this acquisition early in 2008, subject to approval by U.S.B. Holding Company shareholders and the banking regulators. The acquisition will expand Key’s presence in markets both within and contiguous to its current operations in the Hudson Valley. See Note 3 (“Acquisitions and Divestitures”), which begins on page 11, for more information pertaining to this transaction.
Figure 5. Community Banking

	Three months ended				Nine months ended
	September 30,		Change		September 30,			Change
dollars in millions	2007	2006	Amount	Percent	2007		2006	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$409	$443	$(34)	(7.7)%	$1,242		$1,309	$(67)	(5.1)%
Noninterest income	217	244	(27)	(11.1)	818	[a]	714	104	14.6

Total revenue (TE)	626	687	(61)	(8.9)	2,060		2,023	37	1.8
Provision for loan losses	1	22	(21)	(95.5)	36		71	(35)	(49.3)
Noninterest expense	417	486	(69)	(14.2)	1,336		1,435	(99)	(6.9)

Income before income taxes (TE)	208	179	29	16.2	688		517	171	33.1
Allocated income taxes and TE adjustments	77	67	10	14.9	258		194	64	33.0

Net income	$131	$112	$19	17.0%	$430		$323	$107	33.1%

Percent of consolidated income from continuing operations	59%	37%	N/A	N/A	47%		37%	N/A	N/A

AVERAGE BALANCES
Loans and leases	$26,947	$26,794	$153	.6%	$26,661		$26,803	$(142)	(.5)%
Total assets	29,716	29,871	(155)	(.5)	29,454		29,883	(429)	(1.4)
Deposits	46,727	46,939	(212)	(.5)	46,458		46,459	(1)	—

(a)	Community Banking results for the first nine months of 2007 include a $171 million ($107 million after tax) gain from the February 9, 2007, sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 11, for more information pertaining to this transaction.
TE = Taxable Equivalent
N/A = Not Applicable

ADDITIONAL COMMUNITY BANKING DATA

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$20,305	$20,688	$(383)	(1.9)%	$19,632	$20,564	$(932)	(4.5)%
Savings deposits	1,569	1,688	(119)	(7.0)	1,602	1,721	(119)	(6.9)
Certificates of deposits ($100,000 or more)	4,566	4,101	465	11.3	4,609	4,023	586	14.6
Other time deposits	11,485	11,696	(211)	(1.8)	11,856	11,472	384	3.3
Deposits in foreign office	1,128	694	434	62.5	1,044	617	427	69.2
Noninterest-bearing deposits	7,674	8,072	(398)	(4.9)	7,715	8,062	(347)	(4.3)

Total deposits	$46,727	$46,939	$(212)	(.5)%	$46,458	$46,459	$(1)	—

HOME EQUITY LOANS
Average balance	$9,690	$10,048
Weighted-average loan-to-value ratio	70%	70%
Percent first lien positions	58	60

OTHER DATA
On-line households/household penetration	743,909 / 45%	646,993 / 52%
Branches	954	949
Automated teller machines	1,439	2,099

National Banking summary of continuing operations
As shown in Figure 6, income from continuing operations for National Banking was $72 million for the third quarter of 2007, compared to $169 million for the same period last year. Lower noninterest income along with increases in the provision for loan losses and noninterest expense accounted for the reduction, and more than offset an increase in net interest income.
Taxable-equivalent net interest income rose by $11 million, or 3%, from the third quarter of 2006. Increases in average earning assets and deposits, and a more favorable interest rate spread on deposits more than offset the adverse effect of a tighter interest rate spread on average earning assets.
Noninterest income declined by $86 million, or 36%, as several capital markets-driven businesses were adversely affected by volatility in the financial markets. Results for the current quarter included net losses of $57 million from the sales and write-downs of primarily commercial real estate loans held for sale, compared to net gains of $10 million for the year-ago quarter. Income from investment banking and capital markets activities decreased by $39 million, due primarily to a $25 million decline in the fair values of two real estate-related investments held by the Private Equity unit within the Real Estate Capital line of business, and less favorable results related to trading activities conducted in the Debt Capital markets area.
The provision for loan losses rose by $55 million, reflecting increases in nonperforming loans in the Real Estate Capital and Consumer Finance lines of business.
Noninterest expense grew by $24 million, or 8%, from the year-ago quarter, reflecting a $12 million rise in costs associated with operating leases, and smaller increases in a variety of other expense components.
On October 1, 2007, Key acquired Tuition Management Systems, Inc., one of the nation’s largest providers of outsourced tuition planning, billing, counseling and payment services. Headquartered in Warwick, Rhode Island, Tuition Management Systems serves more than 700 colleges, universities, elementary and secondary educational institutions. The payment plan systems and technology in place at Tuition Management Systems and the array of payment plan products offered by Key will create one of the largest payment plan providers in the nation.

Figure 6. National Banking

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$359	$348	$11	3.2%	$1,045	$1,039	$6	.6%
Noninterest income	152	238	(86)	(36.1)	682 [a]	709	(27)	(3.8)

Total revenue (TE)	511	586	(75)	(12.8)	1,727	1,748	(21)	(1.2)
Provision for loan losses	68	13	55	423.1	130	26	104	400.0
Noninterest expense	328	304	24	7.9	968	912	56	6.1

Income from continuing operations before income taxes (TE)	115	269	(154)	(57.2)	629	810	(181)	(22.3)
Allocated income taxes and TE adjustments	43	100	(57)	(57.0)	236	301	(65)	(21.6)

Income from continuing operations	72	169	(97)	(57.4)	393	509	(116)	(22.8)
(Loss) income from discontinued operations, net of taxes	(14)	7	(21)	N/M	(25)	22	(47)	N/M

Net income	$58	$176	$(118)	(67.0)%	$368	$531	$(163)	(30.7)%

Percent of consolidated income from continuing operations	32%	55%	N/A	N/A	43%	58%	N/A	N/A

AVERAGE BALANCES FROM CONTINUING OPERATIONS
Loans and leases	$40,277	$37,871	$2,406	6.4%	$39,485	$37,545	$1,940	5.2%
Loans held for sale	4,692	4,553	139	3.1	4,331	4,022	309	7.7
Total assets	50,954	48,530	2,424	5.0	49,665	47,659	2,006	4.2
Deposits	12,633	11,106	1,527	13.7	12,009	10,597	1,412	13.3

(a)	National Banking results for the first nine months of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation during the first quarter.
TE = Taxable Equivalent
N/A = Not Applicable
N/M = Not Meaningful
Other Segments
Other segments consist of Corporate Treasury and Key’s Principal Investing unit. These segments generated net income of $16 million for the third quarter of 2007, compared to $20 million for the same period last year. A reduction in net gains from principal investing caused the decrease.

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
Figure 7, which spans pages 48 and 49, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income for each of those quarters to net interest income reported in accordance with GAAP.
Taxable-equivalent net interest income was $712 million for the third quarter of 2007, compared to $726 million for the year-ago quarter. The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets. Key’s net interest margin declined by 21 basis points from the third quarter of 2006 to 3.40% for the third quarter of 2007. A basis point is equal to one one-hundredth of a percentage point, meaning 21 basis points equal .21%.
The reductions in net interest income and the net interest margin were due primarily to tighter interest rate spreads on both loans and deposits, reflecting the continuation of competitive pricing, and client preferences for deposit products with more attractive interest rates. Additionally, as part of the February 2007 sale of the McDonald Investments branch network, Key transferred approximately $1.3 billion of NOW and money market deposit accounts to the buyer. McDonald Investments’ NOW and money market deposit accounts averaged $1.7 billion for the third quarter of 2006. The decrease in the net interest margin was moderated by the impact of a 14% rise in the volume of noninterest-bearing funds. The growth in these funds added approximately 12 basis points to the net interest margin.
Average earning assets for the third quarter of 2007 totaled $83.5 billion, which was $3.6 billion, or 4%, higher than the third quarter 2006 level. Increases in commercial loans and securities available for sale drove the growth.

Since December 31, 2005, the growth and composition of Key’s earning assets have been affected by the following loan sales, most of which came from the held-for-sale portfolio:
♦	Key sold commercial mortgage loans of $2.8 billion ($238 million through a securitization) during the first nine months of 2007 and $2.6 billion during all of 2006. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales agreements), Key established and has maintained a loss reserve in an amount estimated by management to be appropriate. More information about the related recourse agreement is provided in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 29.

♦	Key sold education loans of $223 million during the first nine months of 2007 and $1.4 billion ($1.1 billion through a securitization) during all of 2006. Key uses the securitization market for education loans to diversify funding sources.

♦	Key sold other loans totaling $874 million during the first nine months of 2007 and $3.2 billion during all of 2006. This included the fourth quarter 2006 sale of the $2.5 billion nonprime mortgage loan portfolio held by the Champion Mortgage finance business. The Champion business no longer fit strategically with Key’s longer-term business goals and continued focus on Community Banking and relationship-oriented businesses.

Figure 7. Average Balance Sheets, Net Interest Income and Yields/Rates
From Continuing Operations

	Third Quarter 2007			Second Quarter 2007
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans [a,b]
Commercial, financial and agricultural	$22,393	$410	7.25%	$21,856	$401	7.36%
Real estate — commercial mortgage	8,855	172	7.69	8,565	165	7.75
Real estate — construction	8,285	167	8.01	8,243	167	8.09
Commercial lease financing	10,172	147	5.80	10,096	142	5.62

Total commercial loans	49,705	896	7.16	48,760	875	7.19
Real estate — residential	1,586	26	6.68	1,472	24	6.57
Home equity	10,883	199	7.22	10,752	193	7.22
Consumer — direct	1,342	36	10.66	1,370	37	10.64
Consumer — indirect	4,164	70	6.79	3,961	67	6.76

Total consumer loans	17,975	331	7.33	17,555	321	7.33

Total loans	67,680	1,227	7.20	66,315	1,196	7.23
Loans held for sale	4,731	91	7.59	4,415	82	7.50
Investment securities [a]	36	—	6.43	39	—	6.72
Securities available for sale [c]	7,825	106	5.45	7,793	106	5.45
Short-term investments	1,688	16	3.99	1,484	16	4.19
Other investments [c]	1,563	12	2.99	1,541	15	3.68

Total earning assets	83,523	1,452	6.92	81,587	1,415	6.95
Allowance for loan losses	(942)			(942)
Accrued income and other assets	12,581			12,767

Total assets	$95,162			$93,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$24,190	209	3.41	$22,953	179	3.14
Savings deposits	1,581	—	.19	1,633	1	.19
Certificates of deposit ($100,000 or more) [d]	6,274	80	5.06	6,237	79	5.03
Other time deposits	11,512	136	4.68	12,047	141	4.70
Deposits in foreign office [e]	4,540	57	5.00	3,600	47	5.20

Total interest-bearing deposits	48,097	482	3.98	46,470	447	3.85
Federal funds purchased and securities sold under repurchase agreements [e]	4,470	55	4.85	4,748	59	5.04
Bank notes and other short-term borrowings	2,539	30	4.70	1,771	18	4.14
Long-term debt [d,e]	11,801	173	5.89	12,909	185	5.83

Total interest-bearing liabilities	66,907	740	4.40	65,898	709	4.33
Noninterest-bearing deposits	14,424			13,927
Accrued expense and other liabilities	6,106			5,933
Shareholders’ equity	7,725			7,654

Total liabilities and shareholders’ equity	$95,162			$93,412

Interest rate spread (TE)			2.52%			2.62%

Net interest income (TE) and net interest margin (TE)		712	3.40%		706	3.46%

TE adjustment [a]		18			20

Net interest income, GAAP basis		$694			$686

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

TE = Taxable Equivalent

GAAP = U.S. generally accepted accounting principles

Figure 7. Average Balance Sheets, Net Interest Income and Yields/Rates
From Continuing Operations (Continued)

First Quarter 2007			Fourth Quarter 2006			Third Quarter 2006
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$21,562	$392	7.38%	$21,384	$400	7.42%	$21,648	$400	7.34%
8,426	163	7.83	8,399	167	7.86	8,106	164	8.04
8,227	166	8.20	8,347	174	8.25	7,965	171	8.51
10,094	146	5.78	9,891	160	6.47	9,850	144	5.83

48,309	867	7.26	48,021	901	7.44	47,569	879	7.34
1,444	24	6.60	1,428	24	6.59	1,415	23	6.49
10,706	191	7.22	10,896	197	7.22	11,017	200	7.19
1,450	36	10.15	1,557	34	8.63	1,585	36	9.07
3,760	64	6.79	3,671	62	6.85	3,594	61	6.83

17,360	315	7.32	17,552	317	7.21	17,611	320	7.23

65,669	1,182	7.28	65,573	1,218	7.38	65,180	1,199	7.31
3,940	75	7.70	4,547	90	7.86	4,578	94	8.17
39	1	7.21	38	1	7.68	42	1	8.12
7,548	100	5.27	7,765	96	4.88	7,216	84	4.61
1,607	18	4.55	1,584	16	4.04	1,588	16	3.78
1,400	13	3.65	1,351	24	6.76	1,363	16	4.67

80,203	1,389	6.99	80,858	1,445	7.09	79,967	1,410	7.00
(942)			(941)			(951)
12,835			13,129			13,247

$92,096			$93,046			$92,263

$23,424	177	3.06	$25,136	198	3.13	$25,230	194	3.05
1,629	1	.19	1,651	1	.19	1,700	1	.19
6,151	76	5.03	6,013	75	4.93	5,517	67	4.82
12,063	138	4.64	11,921	136	4.50	11,700	127	4.29
3,258	41	5.12	2,245	30	5.55	2,820	39	5.55

46,525	433	3.77	46,966	440	3.72	46,967	428	3.61

3,903	49	5.04	2,816	37	5.21	2,315	30	5.05
1,113	11	3.98	1,814	19	4.17	2,285	24	4.29
13,617	196	5.90	14,092	205	5.80	13,763	202	5.83

65,158	689	4.29	65,688	701	4.24	65,330	684	4.15
13,237			13,424			13,073
6,083			6,041			6,063
7,618			7,893			7,797

$92,096			$93,046			$92,263

		2.70%			2.85%			2.85%

	700	3.50%		744	3.66%		726	3.61%

	21			32			21

	$679			$712			$705

Figure 8 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 55, contains more discussion about changes in earning assets and funding sources.
Figure 8. Components of Net Interest Income Changes

	From three months ended September 30, 2006			From nine months ended September 30, 2006
	to three months ended September 30, 2007			to nine months ended September 30, 2007
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change

INTEREST INCOME
Loans	$46	$(18)	$28	$95	$65	$160
Loans held for sale	3	(6)	(3)	19	(6)	13
Investment securities	—	(1)	(1)	(1)	—	(1)
Securities available for sale	7	15	22	21	40	61
Short-term investments	1	(1)	—	(2)	5	3
Other investments	2	(6)	(4)	5	(23)	(18)

Total interest income (TE)	59	(17)	42	137	81	218

INTEREST EXPENSE
NOW and money market deposit accounts	(8)	23	15	(32)	85	53
Savings deposits	—	(1)	(1)	—	(1)	(1)
Certificates of deposit ($100,000 or more)	10	3	13	28	21	49
Other time deposits	(2)	11	9	12	58	70
Deposits in foreign office	22	(4)	18	56	(1)	55

Total interest-bearing deposits	22	32	54	64	162	226
Federal funds purchased and securities sold under repurchase agreements	27	(2)	25	88	5	93
Bank notes and other short-term borrowings	3	3	6	(20)	4	(16)
Long-term debt	(29)	—	(29)	(50)	21	(29)

Total interest expense	23	33	56	82	192	274

Net interest income (TE)	$36	$(50)	$(14)	$55	$(111)	$(56)

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
TE = Taxable Equivalent
Noninterest income
Noninterest income for the third quarter of 2007 was $438 million, compared to $543 million for the same period last year. For the first nine months of the year, noninterest income was $1.7 billion, representing an increase of $172 million, or 11%, from the first nine months of 2006.
The decrease from the year-ago quarter was attributable to the impact of market volatility on several of Key’s capital markets-driven businesses, as well as the sale of the McDonald Investments branch network completed in the first quarter of this year. As shown in Figure 9, results for the current quarter included $53 million in net losses from the sales and write-downs of primarily commercial real estate loans held for sale, compared to net gains of $14 million for the same period last year. Income from investment banking and capital markets activities decreased by $35 million, due primarily to a $25 million decline in the fair values of two real estate-related investments held by the Private Equity unit within the Real Estate Capital line of business. Net gains from principal investing declined by $19 million from the third quarter of 2006, and trust and investment services income was down $18 million, due to lower brokerage income resulting from the sale of the McDonald Investments branch network. The reduction in noninterest income was moderated by a $27 million gain from the sale of MasterCard Incorporated shares in the current quarter and growth in deposit service charge income.
For the year-to-date period, the growth in noninterest income from the same period last year reflected several significant items. During the first quarter of 2007, Key recorded a $171 million gain associated with the February 9, 2007, sale of the McDonald Investments branch network, a $49 million loss recorded in connection with the repositioning of the securities portfolio and a $26 million gain from the settlement of the automobile residual value insurance litigation. Excluding these items, Key’s noninterest income was $1.6 billion for the first nine months of 2007, representing a $24 million increase from the first nine months of 2006. As shown in Figure 9, an $80 million increase in net gains from principal investing, a $58 million increase in gains associated with the sale of MasterCard Incorporated shares, higher income from operating leases, and an increase in deposit service charge income drove the growth. These positive results were substantially offset by decreases in income from trust and investment services, and investment banking and capital markets activities. In addition, Key recorded net losses from loan securitizations and sales in the current year, compared to net gains for the first nine months of 2006.
Figure 9. Noninterest Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Trust and investment services income	$119	$137	$(18)	(13.1)%	$359	$411	$(52)	(12.7)%
Service charges on deposit accounts	88	78	10	12.8	247	227	20	8.8
Investment banking and capital markets income	9	44	(35)	(79.5)	105	161	(56)	(34.8)
Operating lease income	70	58	12	20.7	200	166	34	20.5
Letter of credit and loan fees	51	48	3	6.3	134	133	1	.8
Corporate-owned life insurance income	27	23	4	17.4	84	74	10	13.5
Electronic banking fees	25	27	(2)	(7.4)	74	78	(4)	(5.1)
Net gains (losses) from loan securitizations and sales	(53)	14	(67)	N/M	(11)	34	(45)	N/M
Net securities gains (losses)	4	(7)	11	N/M	(41)	(2)	(39)	N/M
Gain on sale of McDonald Investments branch network	—	—	—	—	171	—	171	N/M
Other income:
Insurance income	16	18	(2)	(11.1)	45	49	(4)	(8.2)
Loan securitization servicing fees	5	5	—	—	16	15	1	6.7
Credit card fees	4	8	(4)	(50.0)	10	14	(4)	(28.6)
Net gains from principal investing	9	28	(19)	(67.9)	128	48	80	166.7
Gains related to MasterCard Incorporated shares	27	—	27	N/M	67	9	58	644.4
Litigation settlement — automobile residual value insurance	—	—	—	—	26	—	26	N/M
Miscellaneous income	37	62	(25)	(40.3)	127	152	(25)	(16.4)

Total other income	98	121	(23)	(19.0)	419	287	132	46.0

Total noninterest income	$438	$543	$(105)	(19.3)%	$1,741	$1,569	$172	11.0%

N/M = Not Meaningful
The following discussion explains the composition of certain elements of Key’s noninterest income and the factors that caused those elements to change.
Trust and investment services income. Trust and investment services generally is Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 10. The decreases compared to 2006 results were attributable to lower brokerage income resulting from the sale of the McDonald Investments branch network. Excluding the impact of the sale, brokerage commissions and fee income was up $3 million from the third quarter of last year and $5 million from the first nine months of 2006. As shown in Figure 10, growth was also experienced in both personal and institutional asset management and custody fees.
Figure 10. Trust and Investment Services Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Brokerage commissions and fee income	$26	$56	$(30)	(53.6)%	$94	$177	$(83)	(46.9)%
Personal asset management and custody fees	41	39	2	5.1	122	116	6	5.2
Institutional asset management and custody fees	52	42	10	23.8	143	118	25	21.2

Total trust and investment services income	$119	$137	$(18)	(13.1)%	$359	$411	$(52)	(12.7)%

A significant portion of Key’s trust and investment services income depends on the value and mix of assets under management. At September 30, 2007, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $88.1 billion, compared to $84.1 billion at September 30, 2006. As shown in Figure 11, the increase was due primarily to Key’s equity portfolio, reflecting improvement in the equity markets in general. Key’s fixed income portfolio and the higher-yielding hedge funds also contributed to the increase. The decrease in assets under management during the first quarter of 2007 was attributable to assets transferred in connection with the sale of the McDonald Investments branch network.
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
Figure 11. Assets Under Management

	2007			2006
in millions	Third	Second	First	Fourth	Third

Assets under management by investment type:
Equity	$44,465	$42,462	$40,065	$41,877	$39,831
Securities lending	22,056	22,595	21,608	21,146	22,699
Fixed income	11,372	11,187	11,420	11,242	11,311
Money market	8,861	8,069	8,260	9,402	9,298
Hedge funds	1,346	1,279	1,035	1,032	921

Total	$88,100	$85,592	$82,388	$84,699	$84,060

Proprietary mutual funds included in assets under management:
Money market	$6,888	$6,280	$6,459	$7,579	$7,520
Equity	6,748	6,392	5,788	5,713	5,250
Fixed income	629	615	621	629	639

Total	$14,265	$13,287	$12,868	$13,921	$13,409

Service charges on deposit accounts. Service charges on deposit accounts were up from the prior year, due primarily to an increase in overdraft fees resulting from higher transaction volume, a rate increase instituted during the second quarter of 2007 and growth in the number of transaction accounts within Key’s Community Banking group.
Investment banking and capital markets income. As shown in Figure 12, the decreases in investment banking and capital markets income compared to the prior year were due primarily to less favorable results from other investments and from dealer trading and derivatives activities, reflecting extraordinary volatility in the fixed income markets during the third quarter of 2007. The loss recorded from other investments in the third quarter of 2007 was due largely to a $25 million decline in the fair values of two real estate-related investments held by the Private Equity unit within the Real Estate Capital line of business. The year-to date reduction in this revenue component was attributable to this decline and a $25 million gain from the initial public offering completed by the New York Stock Exchange during the first quarter of last year.
Figure 12. Investment Banking and Capital Markets Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Investment banking income	$22	$21	$1	4.8%	$65	$69	$(4)	(5.8)%
Income (loss) from other investments	(22)	5	(27)	N/M	(11)	37	(48)	N/M
Dealer trading and derivatives income (loss)	(2)	7	(9)	N/M	18	23	(5)	(21.7)
Foreign exchange income	11	11	—	—	33	32	1	3.1

Total investment banking and capital markets income	$9	$44	$(35)	(79.5)%	$105	$161	$(56)	(34.8)%

N/M = Not Meaningful
Operating lease income. The increase in operating lease income compared to the third quarter and first nine months of 2006 reflected a higher volume of activity in the Equipment Finance line of business. Depreciation expense related to the leased equipment is presented in Figure 13 as “operating lease expense.”

Net gains from loan securitizations and sales. Key sells or securitizes loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. During the third quarter of 2007, Key recorded $53 million of net losses from loan sales as well as changes in the estimated fair values of primarily commercial real estate loans held for sale. Recent volatility in the fixed income markets and the related housing correction caused a significant decrease in the value of these loans. The types of loans sold during 2007 and 2006 are presented in Figure 17 on page 57.
Net gains from principal investing. Principal investments consist of direct and indirect investments in predominantly privately-held companies. Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small- to medium-sized businesses. These investments are carried on the balance sheet at fair value ($970 million at September 30, 2007, $830 million at December 31, 2006, and $843 million at September 30, 2006). The net gains presented in Figure 9 stem from changes in estimated fair values as well as gains resulting from the sales of principal investments.
Noninterest expense
Noninterest expense for the third quarter of 2007 was $753 million, down from $790 million for the third quarter of 2006. For the first nine months of the year, noninterest expense was $2.4 billion, essentially unchanged from the level reported one year ago.
As shown in Figure 13, personnel expense decreased by $35 million from the year-ago quarter, due to lower incentive compensation accruals. Nonpersonnel expense was down $2 million. Reductions in costs resulting from the sale of the McDonald Investments branch network accounted for a $46 million decline in total noninterest expense, including $27 million of the decrease in personnel expense.
For the year-to-date period, personnel expense decreased by $23 million from the same period last year, due to lower incentive compensation accruals stemming from the sale of the McDonald Investments branch network. Excluding a $42 million charge to litigation (included in “miscellaneous expense”) recorded in the second quarter of 2007, nonpersonnel expense was down $7 million. Reductions in professional fees, marketing expense and certain costs associated with the McDonald Investments branch network more than offset a substantial increase in operating lease expense. See Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 28, for more information pertaining to the litigation charge.
Figure 13. Noninterest Expense

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Personnel	$383	$418	$(35)	(8.4)%	$1,222	$1,245	$(23)	(1.8)%
Net occupancy	60	62	(2)	(3.2)	182	182	—	—
Computer processing	49	52	(3)	(5.8)	149	157	(8)	(5.1)
Operating lease expense	58	48	10	20.8	165	134	31	23.1
Professional fees	27	28	(1)	(3.6)	79	101	(22)	(21.8)
Equipment	22	26	(4)	(15.4)	71	78	(7)	(9.0)
Marketing	21	32	(11)	(34.4)	60	70	(10)	(14.3)
Other expense:
Postage and delivery	11	13	(2)	(15.4)	34	38	(4)	(10.5)
Franchise and business taxes	8	9	(1)	(11.1)	25	29	(4)	(13.8)
Telecommunications	7	7	—	—	21	21	—	—
Provision for losses on lending-related commitments	5	—	5	N/M	3	—	3	N/M
Miscellaneous expense	102	95	7	7.4	341	285	56	19.6

Total other expense	133	124	9	7.3	424	373	51	13.7

Total noninterest expense	$753	$790	$(37)	(4.7)%	$2,352	$2,340	$12	.5%

Average full-time equivalent employees [a]	18,567	20,264	(1,697)	(8.4)%	19,081	19,974	(893)	(4.5)%

(a)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.
N/M = Not Meaningful

The following discussion explains the composition of certain elements of Key’s noninterest expense and the factors that caused those elements to change.
Personnel. As shown in Figure 14, personnel expense, the largest category of Key’s noninterest expense, decreased by $23 million, or 2%, from the first nine months of 2006. The decrease, which was attributable to the sale of the McDonald Investments branch network, was moderated by normal salary adjustments and higher stock-based compensation. The McDonald Investments branch network accounted for $20 million of Key’s personnel expense in the current year, compared to $88 million for the first nine months of 2006. For the third quarter of 2007, the average number of full-time equivalent employees was 18,567, compared to 18,888 for the second quarter of 2007 and 20,264 for the third quarter of 2006.
Figure 14. Personnel Expense

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Salaries	$240	$240	—	—	$721	$703	$18	2.6%
Incentive compensation	55	93	$(38)	(40.9)%	212	268	(56)	(20.9)
Employee benefits	67	67	—	—	222	222	—	—
Stock-based compensation [a]	17	15	2	13.3	57	47	10	21.3
Severance	4	3	1	33.3	10	5	5	100.0

Total personnel expense	$383	$418	$(35)	(8.4)%	$1,222	$1,245	$(23)	(1.8)%

(a)	Excludes directors’ stock-based compensation of $.4 million and $.3 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $1.7 million and $.9 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Directors’ stock-based compensation is included in the “miscellaneous expense” component shown in Figure 13.
Operating lease expense. The increase in operating lease expense compared to the third quarter and first nine months of 2006 reflected a higher volume of activity in the Equipment Finance line of business. Income related to the rental of leased equipment is presented in Figure 9 as “operating lease income.”
Professional fees. The decrease in professional fees for the year-to-date period was due in part to a reduction in costs associated with Key’s efforts to strengthen compliance controls, for which substantial investment has already been made.
Marketing expense. The decreases in marketing expense for both the quarterly and year-to-date periods were attributable to additional costs incurred during 2006 to promote Key’s free checking products.
Income taxes
The provision for income taxes from continuing operations was $86 million for the third quarter of 2007, compared to $118 million for the comparable period in 2006. The effective tax rate, which is the provision for income taxes from continuing operations as a percentage of income from continuing operations before income taxes, was 27.7% for the third quarter of 2007, compared to 27.9% for the year-ago quarter. For the first nine months of 2007, the provision for income taxes was $363 million, compared to $353 million for the first nine months of 2006. The effective tax rates for these periods were 28.3% and 28.6%, respectively.
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

Financial Condition
Loans and loans held for sale
At September 30, 2007, total loans outstanding were $69.0 billion, compared to $65.8 billion at December 31, 2006, and $65.6 billion at September 30, 2006. The composition of Key’s loan portfolio at each of these dates is presented in Note 6 (“Loans and Loans Held for Sale”), which begins on page 20. The increase in Key’s loan portfolio over the past twelve months was primarily attributable to strong growth in the commercial mortgage, and commercial, financial and agricultural portfolios.
Commercial loan portfolio. Commercial loans outstanding grew by $3.0 billion, or 6%, from one year ago, largely due to a higher volume of originations in the commercial mortgage, and commercial, financial and agricultural portfolios. Greater reliance by borrowers on commercial lines of credit in a volatile capital markets environment also contributed to the increase. The overall growth in the commercial loan portfolio was geographically broad-based and spread among a number of industry sectors.
Commercial real estate loans for both owner- and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At September 30, 2007, Key’s commercial real estate portfolio included mortgage loans of $9.3 billion and construction loans of $8.2 billion. The average mortgage loan originated during the first nine months of 2007 was $2 million, and the largest mortgage loan at September 30, 2007, had a balance of $83 million. At September 30, 2007, the average construction loan commitment was $6 million. The largest construction loan commitment was $95 million, of which the entire amount was outstanding and on nonperforming status.
Key’s commercial real estate lending business is conducted through two primary sources: a thirteen-state banking franchise and Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. Real Estate Capital deals exclusively with nonowner-occupied properties (generally properties in which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 63% of Key’s total average commercial real estate loans during the third quarter of 2007. Key’s commercial real estate business generally focuses on larger real estate developers and, as shown in Figure 15, is diversified by both industry type and geographic location of the underlying collateral.
Figure 15. Commercial Real Estate Loans

September 30, 2007	Geographic Region							Percent of
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Total	Total

Nonowner-occupied:
Residential properties	$234	$1,093	$309	$185	$477	$1,445	$3,743	21.4%
Multi-family properties	330	293	243	263	471	449	2,049	11.7
Retail properties	167	652	175	389	338	255	1,976	11.3
Land and development	60	247	207	113	227	202	1,056	6.1
Office buildings	165	244	91	194	138	309	1,141	6.5
Warehouses	79	161	12	81	80	176	589	3.4
Health facilities	142	146	14	125	56	123	606	3.5
Manufacturing facilities	4	57	22	23	—	18	124	.7
Hotels/Motels	1	39	—	15	50	52	157	.9
Other	179	22	2	211	92	199	705	4.0

	1,361	2,954	1,075	1,599	1,929	3,228	12,146	69.5
Owner-occupied	1,044	204	109	2,006	483	1,494	5,340	30.5

Total	$2,405	$3,158	$1,184	$3,605	$2,412	$4,722	$17,486	100.0%

Nonowner-occupied:
Nonperforming loans	$9	$106	—	$25	$7	$81	$228	N/M
Accruing loans past due 90 days or more	—	—	—	4	—	32	36	N/M
Accruing loans past due 30 through 89 days	29	20	$16	14	1	33	113	N/M

Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Southwest –	Arizona, Nevada and New Mexico
Midwest –	Idaho, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
West –	Alaska, California, Hawaii, Montana, Oregon, Washington and Wyoming
N/M = Not Meaningful

During the third quarter of 2007, nonperforming loans related to Key’s nonowner-occupied properties rose by $200 million, due primarily to deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio. The majority of the increase in this segment relates to loans outstanding in Florida and southern California.
Management believes Key has both the scale and array of products to compete on a world-wide basis in the specialty of equipment lease financing. These financing arrangements are conducted through the Equipment Finance line of business. Commercial lease financing receivables increased by $449 million, or 5%, over the past twelve months.
Consumer loan portfolio. Consumer loans outstanding increased by $415 million, or 2%, from one year ago. The growth was largely attributable to new originations in Key’s indirect marine loan portfolio, offset in part by a decline in Key’s consumer – direct loan portfolio. The growth of the consumer loan portfolio also was moderated by a general slowdown in the level of home equity loan originations over the past year. Excluding loan sales and acquisitions, consumer loans would have increased by $486 million, or 3%, during the past twelve months.
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. This portfolio is derived primarily from the Regional Banking line of business (responsible for 89% of home equity loans at September 30, 2007); the remainder originated from the Home Equity Services unit within Key’s Consumer Finance line of business, which works with home improvement contractors to provide home equity and home improvement financing solutions.
Figure 16 summarizes Key’s home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 16. Home Equity Loans

	2007			2006
dollars in millions	Third	Second	First	Fourth	Third

SOURCES OF LOANS OUTSTANDING
Regional Banking	$9,674	$9,736	$9,623	$9,805	$9,990
Home Equity Services unit	1,230	1,143	1,046	1,021	998

Total	$10,904	$10,879	$10,669	$10,826	$10,988

Nonperforming loans at period end	$61	$55	$52	$50	$46
Net loan charge-offs for the period	8	6	7	6	4
Yield for the period [a]	7.22%	7.22%	7.22%	7.22%	7.19%

(a)	From continuing operations.
Loans held for sale. As shown in Note 6, Key’s loans held for sale were $4.8 billion at September 30, 2007, compared to $3.6 billion at December 31, 2006, and $7.2 billion at September 30, 2006. The decline over the past twelve months was due primarily to the November 2006 sale of the $2.5 billion nonprime mortgage loan portfolio held by the Champion Mortgage finance business, which was transferred to the held-for-sale portfolio during the third quarter of 2006 in anticipation of the sale.
At September 30, 2007, Key’s loans held for sale included $2.9 billion of education loans and $1.6 billion of commercial mortgage loans. In the absence of quoted market prices, management uses valuation models to measure the fair value of these loans and adjusts the amount recorded on the balance sheet if fair value falls below recorded cost. The models are based on assumptions related to prepayment speeds, default rates, funding cost and discount rates. In light of recent volatility in the financial markets, management has reviewed Key’s assumptions and determined they are representative of current market conditions. As a result, no significant adjustments to the assumptions were required during the third quarter of 2007. During the third quarter, net losses pertaining to Key’s loans held for sale totaled $74 million, of which $37 million were unrealized. These losses are recorded in “net gains (losses) from loan securitizations and sales” on the income statement. Key has not been significantly impacted by market volatility in the nonprime mortgage lending industry due to the sale of the Champion Mortgage finance business discussed above.

Sales and securitizations. Key continues to use alternative funding sources like loan sales and securitizations to support its loan origination capabilities. In addition, several acquisitions completed over the past several years have improved Key’s ability to originate and sell new loans, and to securitize and service loans generated by others, especially in the area of commercial real estate.
During the past twelve months, Key sold $3.9 billion of commercial mortgage loans ($238 million through a securitization), $2.7 billion of home equity loans, $1.2 billion of education loans ($963 million through a securitization), $445 million of residential real estate loans, $299 million of commercial loans and leases, and $90 million of consumer – direct loans. Most of these sales came from the held-for-sale portfolio.
Among the factors Key considers in determining whether to sell or securitize certain loans or portfolios are:

♦	whether particular lending businesses meet established performance standards or fit with Key’s relationship banking strategy;

♦	Key’s asset/liability management needs;

♦	whether the characteristics of a specific loan portfolio make it conducive to securitization;

♦	the cost of alternative funding sources;

♦	the level of credit risk;

♦	capital requirements; and

♦	market conditions and pricing.
Key typically completes an annual securitization and sale of education loans during the second half of the year. In light of recent volatility in the financial markets, this securitization has not yet occurred in 2007 and may be delayed until the first half of 2008.
Figure 17 summarizes Key’s loan sales (including securitizations) for the first nine months of 2007 and all of 2006.
Figure 17. Loans Sold (Including Loans Held for Sale)

		Commercial	Commercial	Residential	Home	Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	— Direct	Education	Total

2007
Third quarter	$17	$1,059	$35	$127	—	—	$44	$1,282
Second quarter	36	1,079	98	118	—	—	118	1,449
First quarter	15	688	5	100	$233	$90	61	1,192

Total	$68	$2,826	$138	$345	$233	$90	$223	$3,923

2006
Fourth quarter	$80	$1,070	$13	$100	$2,474	—	$983	$4,720
Third quarter	37	679	16	109	2	—	143	986
Second quarter	64	483	—	97	—	—	110	754
First quarter	40	406	105	54	—	—	172	777

Total	$221	$2,638	$134	$360	$2,476	—	$1,408	$7,237

Figure 18 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. Included are loans that have been both securitized and sold, or simply sold outright.
Figure 18. Loans Administered or Serviced

	September 30,	June 30,	March 31,	December 31,	September 30,
in millions	2007	2007	2007	2006	2006

Commercial real estate loans [a]	$134,510	$121,384	$108,303	$93,611	$81,873
Education loans	4,984	5,118	5,251	5,475	4,640
Home equity loans [b]	—	—	—	2,360	4
Commercial lease financing	657	529	458	479	479
Commercial loans	228	242	243	268	252

Total	$140,379	$127,273	$114,255	$102,193	$87,248

(a)	Key acquired the servicing for commercial mortgage loan portfolios with an aggregate principal balance of $21.1 billion for the third quarter 2007, $6.4 billion for the second quarter 2007, $12.7 billion for the first quarter 2007 and $9.0 billion for the fourth quarter 2006.

(b)	In November 2006, Key sold the $2.5 billion nonprime mortgage loan portfolio held by the Champion Mortgage finance business but continued to provide servicing through various dates in March 2007.

In the event of default by a borrower, Key is subject to recourse with respect to $579 million of the $140.4 billion of loans administered or serviced at September 30, 2007. Additional information about this recourse arrangement is included in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 29.
Key derives income from several sources when loans are securitized or sold, but Key retains the right to administer or service them. Key earns noninterest income (recorded as “other income”) from fees for servicing or administering loans. In addition, Key earns interest income from securitized assets retained and from lending funds generated by escrow deposits collected in connection with the servicing of commercial real estate loans. These deposits have contributed to the growth in Key’s average noninterest-bearing deposits over the past twelve months, thereby moderating Key’s overall cost of funds.
Securities
At September 30, 2007, the securities portfolio totaled $10.5 billion, including $7.9 billion of securities available for sale, $36 million of investment securities, $1.1 billion of trading account securities included in “short-term investments” on the balance sheet and $1.5 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2006, was $10.1 billion and included $7.8 billion of securities available for sale, $41 million of investment securities, $912 million of trading account securities and $1.4 billion of other investments. At September 30, 2006, the securities portfolio totaled $9.7 billion and included $7.4 billion of securities available for sale, $41 million of investment securities, $817 million of trading account securities and $1.4 billion of other investments.
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations (“CMO”). A CMO is a debt security that is secured by a pool of mortgages or mortgage-backed securities. Key’s CMOs generate interest income and serve as collateral to support certain pledging agreements. At September 30, 2007, Key had $7.5 billion invested in CMOs and other mortgage-backed securities, compared to $7.3 billion at December 31, 2006, and $6.9 billion at September 30, 2006. Substantially all of Key’s mortgage-backed securities are issued or backed by federal agencies.
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
In March 2007, management completed a comprehensive evaluation of the securities available-for-sale portfolio and determined that a repositioning of the portfolio was appropriate to enhance future financial performance, particularly in the event of a decline in interest rates. As a result, Key sold $2.4 billion of shorter-maturity, agency-issued CMOs and reinvested the proceeds in agency-issued securities with higher yields and longer expected average maturities. The weighted-average yield of Key’s available-for-sale portfolio increased from 4.78% at December 31, 2006, to 5.25% at September 30, 2007, and the weighted-average maturity of the portfolio increased from 2.6 years at December 31, 2006, to 3.5 years at September 30, 2007. The repositioning also served to reduce Key’s exposure to prepayment risk in a declining interest rate scenario. This was accomplished by replacing the CMOs sold with those that have underlying mortgage loans with shorter maturities and lower coupon rates. Key maintains a modest liability-sensitive exposure to near-term changes in interest rates. Neither funding nor capital levels were affected materially by this portfolio repositioning.
As a result of the sale, Key recorded a loss of $49 million ($31 million after tax, $.08 per diluted common share) during the first quarter of 2007. This loss was previously recorded in “net unrealized losses on securities available for sale” in the accumulated other comprehensive loss component of shareholders’ equity.

In addition to changing market conditions, the size and composition of Key’s securities available-for-sale portfolio could vary with Key’s needs for liquidity and the extent to which Key is required (or elects) to hold these assets as collateral to secure public funds and trust deposits. Although debt securities are generally used for this purpose, other assets, such as securities purchased under resale agreements, may be used temporarily when they provide more favorable yields or risk profiles.
For most of Key’s mortgage-backed securities, management employs an outside bond pricing service to assist in measuring the fair value at which they should be recorded on the balance sheet. In performing the valuations, the pricing service relies on models which are based on a number of economic observations, including quoted market prices and interest rate spreads on relevant benchmark securities, along with certain economic assumptions. For certain mortgage-backed securities, the pricing service is unable to provide pricing. In those instances, management uses a purchased pricing model and inputs data similar to that described above. All of the mortgage-backed security valuations are reviewed by Key’s management for reasonableness to ensure they are representative of current market conditions. During the third quarter of 2007, net gains from Key’s mortgage-backed securities totaled $120 million, reflecting the decline in benchmark Treasury yields, offset in part by the widening of interest rate spreads on these securities. Substantially all of the net gains were unrealized and, therefore, recorded in the “accumulated other comprehensive loss” component of shareholders’ equity. Realized gains and losses, which are recorded in “net securities gains (losses)” on the income statement, were not significant.
Figure 19 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about Key’s securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 18.
Figure 19. Securities Available for Sale

				Other
	U.S. Treasury,	States and	Collateralized	Mortgage-	Retained					Weighted-
	Agencies and	Political	Mortgage	Backed	Interests in	Other				Average
dollars in millions	Corporations	Subdivisions	Obligations [a]	Securities [a]	Securitizations [a]	Securities [b]		Total		Yield [c]

SEPTEMBER 30, 2007
Remaining maturity:
One year or less	$4	—	$5	$8	$3	$66		$86		5.28%
After one through five years	8	$3	6,343	1,112	96	78		7,640		5.15
After five through ten years	4	4	3	62	93	3		169		9.70
After ten years	2	5	1	3	—	9		20		6.43

Fair value	$18	$12	$6,352	$1,185	$192	$156		$7,915		—
Amortized cost	18	12	6,357	1,188	149	141		7,865		5.25%
Weighted-average yield [c]	5.44%	8.35%	4.88%	5.18%	21.49%	5.42%	[d]	5.25%	[d]	—
Weighted-average maturity	5.0 years	9.3 years	3.3 years	4.4 years	5.4 years	3.3 years		3.5 years		—

DECEMBER 31, 2006
Fair value	$94	$15	$7,001	$334	$208	$175		$7,827		—
Amortized cost	94	14	7,098	336	151	165		7,858		4.78%

SEPTEMBER 30, 2006
Fair value	$220	$17	$6,650	$209	$157	$188		$7,441		—
Amortized cost	220	16	6,762	210	122	179		7,509		4.62%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes securities of $136 million at September 30, 2007, that have no stated yield.

Investment securities. Foreign bonds and securities issued by states and political subdivisions constitute most of Key’s investment securities. Figure 20 shows the composition, yields and remaining maturities of these securities.
Figure 20. Investment Securities

	States and					Weighted-
	Political	Other				Average
dollars in millions	Subdivisions	Securities		Total		Yield [a]

SEPTEMBER 30, 2007
Remaining maturity:
One year or less	$8	$6		$14		6.90%
After one through five years	7	15		22		7.19

Amortized cost	$15	$21		$36		7.05%
Fair value	15	21		36		—
Weighted-average yield	8.38%	5.49%	[b]	7.05%	[b]	—
Weighted-average maturity	1.3 years	1.8 years		1.6 years		—

DECEMBER 31, 2006
Amortized cost	$20	$21		$41		7.05%
Fair value	21	21		42		—

SEPTEMBER 30, 2006
Amortized cost	$26	$15		$41		7.07%
Fair value	27	15		42		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes securities of $8 million at September 30, 2007, that have no stated yield.
Other investments. Most of Key’s other investments (primarily principal investments) are not traded on a ready market. As such, management determines the fair value at which these investments should be recorded based on the nature of the specific investment and by considering all available information and relevant facts about the issuer’s performance. Management’s review may encompass such factors as the issuer’s past financial performance and future potential, the values of companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, management’s knowledge of the industry and other relevant factors. During the third quarter of 2007, net gains from Key’s principal investing activities totaled $9 million, which included $6 million of net unrealized losses. These net gains are recorded in “other income” on the income statement. Net losses from other primarily real-estate related investments totaled $22 million, including $28 million of unrealized losses. Net losses related to these investments are recorded in “investment banking and capital markets income.”
For additional information pertaining to Key’s trading account securities and other investments, see Note 5.
Deposits and other sources of funds
“Core deposits” — domestic deposits other than certificates of deposit of $100,000 or more — are Key’s primary source of funding. These deposits generally are stable, have a relatively low cost and typically react more slowly to changes in interest rates than market-based deposits. During the third quarter of 2007, core deposits averaged $51.7 billion, and represented 62% of the funds Key used to support loans and other earning assets, compared to $50.6 billion and 62% during the second quarter of 2007, and $51.7 billion and 65% during the third quarter of 2006. The composition of Key’s deposits is shown in Figure 7, which spans pages 48 and 49.
The increase in average core deposits compared to the second quarter of 2007 was attributable in part to the introduction during the third quarter of new relationship-based NOW and money market deposit products that are more attractively priced in the markets in which Key competes. The introduction and popularity of these new products also contributed to some migration of Key’s time certificates of deposit.

The level of average core deposits was essentially unchanged from that reported one year ago, as a $1.4 billion increase in noninterest-bearing deposits was substantially offset by a $1.0 billion reduction in NOW and money market deposit accounts. Average noninterest-bearing deposits increased from the year-ago quarter as a result of continued emphasis on cross-selling products, focused sales and marketing efforts related to Key’s free checking products, and additional escrow deposits obtained in connection with the servicing of commercial real estate loans. As part of the February 2007 sale of the McDonald Investments branch network, Key transferred approximately $1.3 billion of NOW and money market deposit accounts to the buyer. McDonald Investments’ NOW and money market deposit accounts averaged $1.7 billion for the third quarter of last year. Adjusting for the McDonald Investments sale, average core deposits were up approximately $1.7 billion from the third quarter of 2006.
Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $17.8 billion in the third quarter of 2007, compared to $12.9 billion during the year-ago quarter. The increase was attributable to growth in all purchased funds components with the largest increases coming from federal funds purchased and securities sold under repurchase agreements, and foreign branch deposits. During the first nine months of 2007, Key used purchased funds more heavily in light of greater reliance by borrowers on commercial lines of credit in a volatile capital markets environment, the core deposits transferred in connection with the McDonald Investments sale, and a temporary need for additional short-term funding to facilitate the repositioning of the securities portfolio. In addition, these funds were used to pay down long-term debt.
Management continues to consider loan sales and securitizations as a funding alternative when market conditions are favorable.
Capital
Shareholders’ equity. Total shareholders’ equity at September 30, 2007, was $7.8 billion, up $117 million from December 31, 2006.
Effective January 1, 2007, Key adopted FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which provides additional guidance on the application of SFAS No. 13, “Accounting for Leases.” This guidance affects when earnings from leveraged lease transactions will be recognized, and requires a lessor to recalculate its recognition of lease income when there are changes or projected changes in the timing of cash flows. As a result of adopting this guidance, Key recorded a cumulative after-tax charge of $52 million to retained earnings during the first quarter. Future earnings are expected to increase over the remaining term of the affected leases by a similar amount. Additional information related to this new accounting guidance is included in Note 1 (“Basis of Presentation”) under the heading “Accounting Pronouncements Adopted in 2007” on page 8. See Note 12 (“Income Taxes”) under the heading “Tax-Related Accounting Pronouncements Adopted in 2007” on page 26 for a discussion of the potential impact of Staff Position No. 13-2 on Key in the event of an adverse outcome in Key’s pending tax litigation, certain settlement scenarios and other factors.
Other factors contributing to the change in shareholders’ equity during the first nine months of 2007 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.

Changes in common shares outstanding. Figure 21 shows activities that caused the change in Key’s outstanding common shares over the past five quarters.
Figure 21. Changes in Common Shares Outstanding

	2007			2006
in thousands	Third	Second	First	Fourth	Third

Shares outstanding at beginning of period	389,362	394,483	399,153	402,748	402,672
Issuance of shares under employee benefit plans	1,346	879	3,330	1,405	2,576
Repurchase of common shares	(2,000)	(6,000)	(8,000)	(5,000)	(2,500)

Shares outstanding at end of period	388,708	389,362	394,483	399,153	402,748

Key repurchases its common shares periodically under a repurchase program authorized by the Board of Directors. Key’s repurchase activity for each of the three months ended September 30, 2007, is summarized in Figure 22.
Figure 22. Share Repurchases

			Number of	Remaining Number
			Shares Purchased	of Shares That May
	Number of	Average	Under a Publicly	be Purchased Under
	Shares	Price Paid	Announced	the Program as
in thousands, except per share data	Purchased	per Share	Program [a]	of Each Month-End [a]

July 1-31, 2007	—	—	—	16,000
August 1-31, 2007	2,000	$34.17	2,000	14,000
September 1-30, 2007	—	—	—	14,000

Total	2,000	$34.17	2,000

(a)	In January 2007, the Board of Directors authorized the repurchase of 25.0 million common shares, in addition to the shares remaining from a repurchase program authorized in July 2004. This action brought the total repurchase authorization to 30.0 million shares. These shares may be repurchased in the open market or through privately-negotiated transactions. The program does not have an expiration date.
At September 30, 2007, Key had 103.2 million treasury shares. Management expects to reissue those shares as needed in connection with stock-based compensation awards and other corporate purposes. During the first nine months of 2007, Key reissued 5.6 million treasury shares.
Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Overall, Key’s capital position remains strong: the ratio of total shareholders’ equity to total assets was 8.03% at September 30, 2007, compared to 8.34% at December 31, 2006, and 8.26% at September 30, 2006. Key’s ratio of tangible equity to tangible assets was 6.78% at September 30, 2007, above Key’s targeted range of 6.25% to 6.75%. Management believes Key’s capital position provides the flexibility to take advantage of investment opportunities, to repurchase shares when appropriate and to pay dividends.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 88 of Key’s 2006 Annual Report to Shareholders, explains the implications of failing to meet these specific capital requirements.
Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets are comprised of total assets plus certain off-balance sheet items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of September 30, 2007, Key’s Tier 1 capital ratio was 7.94%, and its total capital ratio was 11.76%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the

Federal Reserve’s risk-adjusted measure for market risk-as KeyCorp has-must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of September 30, 2007, Key had a leverage ratio of 8.96%.
Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KeyBank, qualified as “well capitalized” at September 30, 2007, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key also would qualify as “well capitalized” at September 30, 2007. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or KeyBank.
Figure 23 presents the details of Key’s regulatory capital position at September 30, 2007, December 31, 2006, and September 30, 2006.
Figure 23. Capital Components and Risk-Weighted Assets

	September 30,	December 31,	September 30,
dollars in millions	2007	2006	2006

TIER 1 CAPITAL
Common shareholders’ equity[a]	$7,935	$7,924	$8,019
Qualifying capital securities	1,792	1,792	1,792
Less: Goodwill	1,202	1,202	1,372
Other assets[b]	177	176	179

Total Tier 1 capital	8,348	8,338	8,260

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments	1,010	997	1,003
Net unrealized gains on equity securities available for sale	7	5	4
Qualifying long-term debt	3,000	3,227	3,229

Total Tier 2 capital	4,017	4,229	4,236

Total risk-based capital	$12,365	$12,567	$12,496

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$81,566	$77,490	$79,764
Risk-weighted off-balance sheet exposure	24,554	24,968	24,463
Less: Goodwill	1,202	1,202	1,372
Other assets[b]	813	819	778
Plus: Market risk-equivalent assets	1,023	698	941

Total risk-weighted assets	$105,128	$101,135	$103,018

AVERAGE QUARTERLY TOTAL ASSETS	$95,188	$94,896	$94,918

CAPITAL RATIOS
Tier 1 risk-based capital ratio	7.94%	8.24%	8.02%
Total risk-based capital ratio	11.76	12.43	12.13
Leverage ratio[c]	8.96	8.98	8.89

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, or the amount resulting from the adoption and application of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.
(c)	This ratio is Tier 1 capital divided by average quarterly total assets less: (i) goodwill, (ii) the nonqualifying intangible assets described in footnote (b), (iii) deductible portions of nonfinancial equity investments, and (iv) net unrealized gains or losses on securities available for sale; plus assets derecognized as an offset to accumulated other comprehensive income resulting from the adoption and application of SFAS No. 158.

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
Market risk management
The values of some financial instruments vary not only with changes in market interest rates but also with changes in foreign exchange rates. Financial instruments also are susceptible to factors influencing valuations in the equity securities markets and other market-driven rates or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. When the value of an instrument is tied to such external factors, the holder faces “market risk.” Most of Key’s market risk is derived from interest rate fluctuations.
Interest rate risk management
Interest rate risk, which is inherent in the banking industry, is measured by the potential for fluctuations in net interest income and the economic value of equity. Such fluctuations may result from changes in interest rates and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. To minimize the volatility of net interest income and the economic value of equity, Key manages exposure to interest rate risk in accordance with guidelines established by the Asset/Liability Management Committee (“ALCO”). This committee, which consists of senior finance and business executives, meets monthly and periodically reports Key’s interest rate risk positions to the Risk Management Committee of the Board of Directors.
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
The amount of net interest income at risk is measured by simulating the change in the level of net interest income that would occur if the Federal Funds Target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion, but not as dramatically. The amount of net interest income at risk is compared to the base case of an unchanged interest rate environment. The analysis also considers sensitivity to changes in a number of other variables, including product pricing assumptions and deposit mix. In addition, management assesses the potential effect of different shapes of the yield curve, including a sustained flat yield curve, an inverted slope yield curve and other yield curve shifts. (The yield curve depicts the relationship between the yield on a particular type of security and its term to maturity.) Management also performs stress tests to measure the effect on net interest income of an immediate change in market interest rates.
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
Figure 24 presents the results of the simulation analysis at September 30, 2007 and 2006. At September 30, 2007, Key’s simulated exposure to a rising interest rate environment was modestly liability-sensitive and exposure to a falling interest rate environment decreased from September 30, 2006. ALCO policy guidelines for risk management call for preventive measures if simulation modeling demonstrates that a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. As shown in Figure 24, Key is operating within these guidelines.
Figure 24. Simulated Change in Net Interest Income

Basis point change assumption (short-term rates)	-200	+200
ALCO policy guidelines	-2.00%	-2.00%

INTEREST RATE RISK ASSESSMENT
September 30, 2007	+1.65%	-.52%
September 30, 2006	+.90	-.12

During the first half of 2006, Key’s simulated exposure to a rising interest rate environment changed from modestly asset-sensitive to relatively neutral. From July 2006 through August 2007, the Federal Reserve held short-term interest rates constant. In September 2007, the Federal Reserve reduced the Federal Funds Target rate by 50 basis points. This action was taken to help forestall adverse effects on the economy, including a more intensified housing correction, which might otherwise arise from recent disruptions in the financial markets. Although there is uncertainty with regard to the timing and magnitude of further interest rate reductions, Key’s current positioning is consistent with its long-term bias to be modestly liability-sensitive, which will help protect net interest income in a declining interest rate environment.
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
Figure 25 shows the maturity structure for all swap positions held for asset/liability management (“A/LM”) purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 14 (“Derivatives and Hedging Activities”), which begins on page 31.
Figure 25. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2007					September 30, 2006
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable — conventional A/LMa	$7,138	$35	1.3	5.2%	5.5%	$5,558	—
Receive fixed/pay variable — conventional debt	4,814	(9)	16.9	5.5	5.7	5,524	$17
Receive fixed/pay variable — forward starting	4,100	32	2.5	5.0	5.2	—	—
Pay fixed/receive variable — conventional debt	974	(7)	4.2	5.2	4.5	998	(12)
Foreign currency — conventional debt	2,707	313	3.2	4.9	5.6	2,695	27
Basis swaps[b]	—	—	—	—	—	300	—

Total portfolio swaps	$19,733	$364	5.8	5.2%	5.5%	$15,075	$32

(a) Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b) These portfolio swaps are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Trading portfolio risk management
Key’s trading portfolio is described in Note 14. Management uses a value at risk (“VAR”) simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of Key’s trading portfolio. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter. Key manages exposure to market risk in accordance with VAR limits for trading activity which are established by the Financial Markets Committee. This committee, which consists of senior risk management and line of business executives, meets periodically. At September 30, 2007, the aggregate one-day trading limit set by the committee was $4.4 million. In addition to comparing VAR exposure against limits on a daily basis, management monitors loss limits, uses sensitivity measures and conducts stress tests. Risk Management reports Key’s market risk exposure to Key’s Risk Capital Committee and the Risk Management Committee of the Board of Directors.
Key is operating within the above constraints. During the first nine months of 2007 and 2006, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.1 million, $.7 million and $2.1 million, respectively.

Credit risk management
Credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, Key makes loans, extends credit, purchases securities and enters into financial derivative contracts, all of which expose Key to credit risk.
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
Key actively manages the overall loan portfolio in a manner consistent with asset quality objectives. This process entails the use of credit derivatives — primarily credit default swaps — to mitigate Key’s credit risk. Credit default swaps enable Key to transfer a portion of the credit risk associated with the underlying extension of credit to a third party, and to manage portfolio concentration and correlation risks. At September 30, 2007, credit default swaps with a notional amount of $1.1 billion were used to manage the credit risk associated with specific commercial lending obligations. From time to time, Key also provides credit protection to other lenders through the sale of credit default swaps. These transactions may generate fee income and can diversify overall exposure to credit loss. At September 30, 2007, the notional amount of credit default swaps sold by Key was $50 million.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps did not have a significant effect on Key’s operating results for the nine-month period ended September 30, 2007.
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
At September 30, 2007, the level of both watch assets and criticized commitments was higher than that experienced a year earlier. Most notably, both watch and criticized levels increased in the Real Estate Capital line of business, due principally to deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio. The increase in criticized commitments was offset in part by the favorable settlement of Key’s automobile residual value insurance litigation, in which the related receivable was eliminated during the first quarter of 2007. Management continues to closely monitor fluctuations in Key’s watch assets and criticized commitments.

Allowance for loan losses. The allowance for loan losses at September 30, 2007, was $955 million, or 1.38% of loans, compared to $944 million, or 1.43%, at December 31, 2006, and $944 million, or 1.44%, at September 30, 2006. The allowance includes $11 million that was specifically allocated for impaired loans of $35 million at September 30, 2007, compared to $14 million that was allocated for impaired loans of $34 million at December 31, 2006, and $12 million that was allocated for impaired loans of $27 million one year ago. For more information about impaired loans, see Note 9 (“Nonperforming Assets and Past Due Loans”) on page 23. At September 30, 2007, the allowance for loan losses was 191.77% of nonperforming loans, compared to 423.32% at September 30, 2006.
Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 69 of Key’s 2006 Annual Report to Shareholders. Briefly, management estimates the appropriate level of Key’s allowance for loan losses by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. For an impaired loan, special treatment exists if the outstanding balance is greater than $2.5 million and the resulting allocation is deemed insufficient to cover the extent of the impairment. In such cases, a specific allowance is assigned to the loan. A specific allowance may be assigned even when sources of repayment appear sufficient if management remains uncertain about whether the loan will be repaid in full. The aggregate balance of the allowance for loan losses at September 30, 2007, represents management’s best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 26, Key’s allowance for loan losses increased by $11 million, or 1%, during the past twelve months. This increase was attributable to a higher level of allowance allocated to the real estate construction component of the commercial loan portfolio. During the same period, Key decreased the allowance allocated to the commercial lease financing and consumer loan portfolios.
Figure 26. Allocation of the Allowance for Loan Losses

	September 30, 2007			December 31, 2006			September 30, 2006
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$345	36.1%	33.6%	$341	36.1%	32.5%	$360	38.1%	32.9%
Real estate — commercial mortgage	156	16.4	13.4	170	18.0	12.8	161	17.0	12.6
Real estate — construction	174	18.2	11.9	132	14.0	12.5	113	12.0	12.6
Commercial lease financing	123	12.9	15.0	139	14.7	15.6	145	15.4	15.1

Total commercial loans	798	83.6	73.9	782	82.8	73.4	779	82.5	73.2
Real estate — residential mortgage	11	1.1	2.3	12	1.3	2.2	13	1.4	2.1
Home equity	75	7.9	15.8	74	7.8	16.4	76	8.0	16.8
Consumer — direct	30	3.1	1.9	29	3.1	2.3	28	3.0	2.4
Consumer — indirect	41	4.3	6.1	47	5.0	5.7	48	5.1	5.5

Total consumer loans	157	16.4	26.1	162	17.2	26.6	165	17.5	26.8

Total	$955	100.0%	100.0%	$944	100.0%	100.0%	$944	100.0%	100.0%

Net loan charge-offs. Net loan charge-offs for the third quarter of 2007 were $59 million, or .35% of average loans from continuing operations. These results compare to net charge-offs of $43 million, or .26%, for the same period last year. The composition of Key’s loan charge-offs and recoveries by loan type is shown in Figure 27. The largest increases in net charge-offs relative to the third quarter of 2006 occurred in the construction, commercial lease financing and home equity portfolios.

Figure 27. Summary of Loan Loss Experience

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions	2007	2006	2007	2006

Average loans outstanding from continuing operations	$67,680	$65,180	$66,562	$64,802

Allowance for loan losses at beginning of period	$945	$956	$944	$966
Loans charged off:
Commercial, financial and agricultural	33	30	80	74

Real estate — commercial mortgage	2	3	13	9
Real estate — construction	7	1	10	3

Total commercial real estate loans[a]	9	4	23	12
Commercial lease financing	11	13	33	27

Total commercial loans	53	47	136	113
Real estate — residential mortgage	1	2	3	5
Home equity	9	6	25	22
Consumer — direct	8	7	23	26
Consumer — indirect	11	8	31	28

Total consumer loans	29	23	82	81

	82	70	218	194
Recoveries:
Commercial, financial and agricultural	11	8	24	27

Real estate — commercial mortgage	—	2	4	3
Real estate — construction	1	1	1	1

Total commercial real estate loans[a]	1	3	5	4
Commercial lease financing	3	9	10	23

Total commercial loans	15	20	39	54
Real estate — residential mortgage	—	—	1	1
Home equity	1	2	4	5
Consumer — direct	3	1	6	5
Consumer — indirect	4	4	12	13

Total consumer loans	8	7	23	24

	23	27	62	78

Net loan charge-offs	(59)	(43)	(156)	(116)
Provision for loan losses from continuing operations	69	35	166	97
Provision for loan losses from discontinued operations	—	(4)	—	(3)
Foreign currency translation adjustment	—	—	1	—

Allowance for loan losses at end of period	$955	$944	$955	$944

Net loan charge-offs to average loans from continuing operations	.35%	.26%	.31%	.24%
Allowance for loan losses to period-end loans	1.38	1.44	1.38	1.44
Allowance for loan losses to nonperforming loans	191.77	423.32	191.77	423.32

(a)	See Figure 15 and the accompanying discussion on page 55 for more information related to Key’s commercial real estate portfolio.
Nonperforming assets. Figure 28 shows the composition of Key’s nonperforming assets. These assets totaled $570 million at September 30, 2007, and represented .83% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared to $273 million, or .41%, at December 31, 2006, and $329 million, or .50%, at September 30, 2006.
As shown in Figure 28, the growth in nonperforming assets over the past twelve months reflected increases in both nonperforming loans and other nonperforming assets. Most of the increase in nonperforming loans occurred during the third quarter of 2007 and was attributable primarily to deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio. The majority of the increase in this segment relates to loans outstanding in Florida and southern California. The growth in other nonperforming assets was attributable to investments held by the Private Equity unit within Key’s Real Estate Capital line of business. The increase in total nonperforming assets was moderated by a reduction in OREO.

At September 30, 2007, Key’s 20 largest nonperforming loans totaled $289 million, representing 58% of total loans on nonperforming status. Ten of the 20 largest credits reside in the construction loan portfolio.
Figure 28. Summary of Nonperforming Assets and Past Due Loans

	September 30,	June 30,	March 31,	December 31,	September 30,
dollars in millions	2007	2007	2007	2006	2006

Commercial, financial and agricultural	$94	$83	$70	$38	$42

Real estate — commercial mortgage	41	41	44	48	36
Real estate — construction	228	23	10	10	37

Total commercial real estate loans[a]	269	64	54	58	73
Commercial lease financing	30	34	31	22	20

Total commercial loans	393	181	155	118	135
Real estate — residential mortgage	29	27	32	34	34
Home equity	61	55	52	50	46
Consumer — direct	2	2	2	2	2
Consumer — indirect	13	11	13	11	6

Total consumer loans	105	95	99	97	88

Total nonperforming loans	498	276	254	215	223

Nonperforming loans held for sale[b]	6	4	3	3	56

OREO	21	27	42	57	52
Allowance for OREO losses	(1)	(2)	(2)	(3)	(3)

OREO, net of allowance	20	25	40	54	49

Other nonperforming assets	46 [c]	73 [c]	56 [c]	1	1

Total nonperforming assets	$570	$378	$353	$273	$329

Accruing loans past due 90 days or more	$190	$181	$146	$120	$125
Accruing loans past due 30 through 89 days	717	623	626	644	715

Nonperforming loans to period-end portfolio loans	.72%	.41%	.39%	.33%	.34%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.83	.57	.54	.41	.50

(a)	See Figure 15 and the accompanying discussion on page 55 for more information related to Key’s commercial real estate portfolio.

(b)	On August 1, 2006, Key transferred approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with the anticipated November 29, 2006, sale of the Champion Mortgage finance business.

(c)	Primarily investments held by the Private Equity unit within Key’s Real Estate Capital line of business.
Credit exposure by industry classification in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans,” is presented in Figure 29. The types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are summarized in Figure 30.

Figure 29. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
September 30, 2007	Total	Loans	% of Loans
dollars in millions	Commitments [a]	Outstanding	Amount	Outstanding

Industry classification:
Manufacturing	$10,302	$3,842	$31	.8%
Services	10,077	3,432	8	.2
Retail trade	6,419	3,490	4	.1
Public utilities	3,920	761	—	—
Financial services	3,734	1,276	8	.6
Wholesale trade	3,538	1,679	3	.2
Property management	3,041	1,338	1	.1
Insurance	2,687	197	—	—
Building contractors	2,378	1,038	5	.5
Transportation	2,241	1,584	26	1.6
Mining	1,012	510	—	—
Agriculture/forestry/fishing	945	562	2	.4
Public administration	893	337	—	—
Communications	792	233	—	—
Individuals	23	15	—	—
Other	3,421	2,898	6	.2

Total	$55,423	$23,192	$94	.4%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 30. Summary of Changes in Nonperforming Loans

	2007			2006
in millions	Third	Second	First	Fourth	Third

Balance at beginning of period	$276	$254	$215	$223	$279
Loans placed on nonaccrual status	337	130	129	115	134
Charge-offs	(81)	(72)	(61)	(74)	(70)
Loans sold	(6)	(7)	—	(5)	(22)
Payments	(13)	(21)	(7)	(23)	(43)
Transfer to held-for-sale portfolio [a]	—	—	—	—	(55)
Transfers to OREO	(12)	—	(9)	(12)	—
Loans returned to accrual status	(3)	(8)	(13)	(9)	—

Balance at end of period	$498	$276	$254	$215	$223

(a)	On August 1, 2006, Key transferred approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with its intention to pursue the sale of the Champion Mortgage finance business.
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
Key performs stress tests to consider the effect that a potential downgrade in its debt ratings could have on liquidity over various time periods. These debt ratings, which are presented in Figure 31 on page 74, have a direct impact on Key’s cost of funds and ability to raise funds under normal as well as adverse conditions. The results of the stress tests indicate that, following the occurrence of an adverse event, Key can continue to meet its financial obligations and to fund its operations for at least one year. The stress test scenarios include major disruptions to Key’s access to funding markets and consider the potential adverse effect of core client activity on cash flows. To compensate for the effect of these activities, alternative sources of liquidity are incorporated into the analysis over different time periods to project how fluctuations on the balance sheet would be managed. Key actively manages several alternatives for enhancing liquidity, including generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, purchasing deposits from other banks, and developing relationships with fixed income investors. Management also measures Key’s capacity to borrow using various debt instruments and funding markets.
Key maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, eurodollars and commercial paper) and also can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve Bank outstanding at September 30, 2007.
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
In 2006, cash generated by the sale of discontinued operations was used to pay down short-term borrowings. During the first nine months of 2007, short-term borrowings were used to pay down long-term debt, while the net increase in deposits was used to fund the growth in portfolio loans and loans held for sale.
The Consolidated Statements of Cash Flows on page 6 summarize Key’s sources and uses of cash by type of activity for the nine-month periods ended September 30, 2007 and 2006.

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
The parent has met its liquidity requirements principally through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year up to the date of dividend declaration. During the first nine months of 2007, KeyBank paid the parent a total of $500 million in dividends, and nonbank subsidiaries paid the parent a total of $438 million in dividends. As of the close of business on September 30, 2007, KeyBank had an additional $364 million available to pay dividends to the parent without prior regulatory approval and without affecting its status as “well-capitalized” under FDIC-defined capital categories.
The parent company generally maintains excess funds in short-term investments in an amount sufficient to meet projected debt maturities over the next twelve months. At September 30, 2007, the parent company held $1.1 billion in short-term investments, which management projected to be sufficient to meet debt repayment obligations over a period of approximately 19 months.
Additional sources of liquidity
Management has implemented several programs that enable the parent company and KeyBank to raise funding in the public and private markets when necessary. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.
Bank note program. KeyBank’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion. During the first nine months of 2007, there were $350 million of notes issued under this program. At September 30, 2007, $18.4 billion was available for future issuance.
Euro medium-term note program. Under Key’s euro medium-term note program, the parent company and KeyBank may issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KeyBank and $1.0 billion by the parent company). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars or foreign currencies. During the first nine months of 2007, there were no notes issued under this program. At September 30, 2007, $7.2 billion was available for future issuance.
KeyCorp medium-term note program. In January 2005, the parent company registered $2.9 billion of securities under a shelf registration statement filed with the SEC. Of this amount, $1.9 billion has been allocated for the issuance of both long- and short-term debt in the form of medium-term notes. During the first nine months of 2007, there were no notes issued under this program. At September 30, 2007, unused capacity under this shelf registration statement totaled $1.9 billion.
Commercial paper. The parent company has a commercial paper program that provides funding availability of up to $500 million. As of September 30, 2007, there were no borrowings outstanding under this program.

KeyBank has a separate commercial paper program at a Canadian subsidiary that provides funding availability of up to C$1.0 billion in Canadian currency. The borrowings under this program can be denominated in Canadian or U.S. dollars. As of September 30, 2007, borrowings outstanding under this commercial paper program totaled C$395 million in Canadian currency and $131 million in U.S. currency (equivalent to C$130 million in Canadian currency).
Key’s debt ratings are shown in Figure 31 below. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by the parent company or KeyBank that would be marketable to investors at a competitive cost.
Figure 31. Debt Ratings

Enhanced
		Senior	Subordinated		Trust
	Short-Term	Long-Term	Long-Term	Capital	Preferred
September 30, 2007	Borrowings	Debt	Debt	Securities	Securities

KeyCorp (the parent company)
Standard & Poor’s	A-2	A-	BBB+	BBB	BBB
Moody’s	P-1	A2	A3	A3	A3
Fitch	F1	A	A-	A-	A-

KeyBank
Standard & Poor’s	A-1	A	A-	N/A	N/A
Moody’s	P-1	A1	A2	N/A	N/A
Fitch	F1	A	A-	N/A	N/A

Key Nova Scotia Funding Company (“KNSF”)
Dominion Bond Rating Service [a]	R-1 (middle)	A (high)	N/A	N/A	N/A

(a)	Reflects the guarantee by KeyBank of KNSF’s issuance of Canadian commercial paper.
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
Regulatory agreements. On October 17, 2005, KeyCorp entered into a memorandum of understanding with the Federal Reserve Bank of Cleveland (“FRBC”), and KeyBank entered into a consent order with the Comptroller of the Currency (“OCC”), concerning compliance-related matters, particularly arising under the Bank Secrecy Act. These actions did not have a material effect on Key’s operating results; neither the OCC nor the FRBC imposed a fine or civil money penalty in the matter. As part of the consent order and memorandum of understanding, Key agreed to continue to strengthen its anti-money laundering and other compliance controls. As such, management has taken actions to provide enhanced training for employees, upgrade client due diligence procedures and employ advanced technologies. As a result of progress made in this regard, during the second quarter of 2007, both the FRBC and the OCC terminated the regulatory agreements with Key.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
The information presented in the Market Risk Management section, which begins on page 64 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information presented in Figure 22 on page 62 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
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

KEYCORP

(Registrant)

Date: November 7, 2007	/s/ Robert L. Morris

	By:	Robert L. Morris
Executive Vice President
and Chief Accounting Officer