Form 10-K
period 2007-12-31
KEYCORP /NEW/
filed 2008-02-28
CIK 91576

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

OR
[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from          to

Commission file number 1-11302

(Exact name of Registrant as specified in its charter)

Ohio	34-6542451

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
127 Public Square, Cleveland, Ohio	44114-1306

(Address of principal executive offices)	(Zip Code)

(216) 689-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Shares, $1 par value	Securities registered pursuant to Section 12(g) of the Act: None

(Title of each class)	(Title of class)
New York Stock Exchange

(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $13,359,264,256 at June 29, 2007. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on June 29, 2007.)

398,761,397 Shares
(Number of KeyCorp Common Shares outstanding as of February 26, 2008)

Certain specifically designated portions of KeyCorp’s 2007 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

KeyCorp

2007 FORM 10-K ANNUAL REPORT

Item		Page
Number		Number

PART I
1	Business	1
1A	Risk Factors	9
1B	Unresolved Staff Comments	17
2	Properties	17
3	Legal Proceedings	18
4	Submission of Matters to a Vote of Security Holders	18

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
6	Selected Financial Data	18
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
7A	Quantitative and Qualitative Disclosures about Market Risk	18
8	Financial Statements and Supplementary Data	18
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
9A	Controls and Procedures	19
9B	Other Information	19

PART III
10	Directors, Executive Officers and Corporate Governance	19
11	Executive Compensation	19
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
13	Certain Relationships and Related Transactions, and Director Independence	20
14	Principal Accountant Fees and Services	20

PART IV
15	Exhibits and Financial Statement Schedules	21
	Signatures	25
	Exhibits
EX-10.9
EX-10.10
EX-10.19
EX-10.20
EX-10.26
EX-10.27
EX-10.28
EX-10.30
EX-10.40
EX-10.55
EX-10.56
EX-12
EX-13
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

ITEM 1.	BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. It has elected to be a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). KeyCorp is one of the nation’s largest bank-based financial services companies, with consolidated total assets of $100.0 billion at December 31, 2007. KeyCorp is the parent holding company for KeyBank National Association (“KeyBank”), its principal subsidiary, through which most of its banking services are provided. Through KeyBank and certain other subsidiaries, KeyCorp provides a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance and investment banking products and services to individual, corporate and institutional clients through two major business groups: Community Banking and National Banking. As of December 31, 2007, these services were provided across much of the country through KeyBank’s 955 full-service retail banking branches (“branches”) in thirteen states, a telephone banking call center services group and 1,443 automated teller machines (“ATMs”) in fifteen states. Following KeyBank’s acquisition of U.S.B. Holding Co., Inc., the holding company for Union State Bank, in January 2008, KeyBank’s branches total 985 in fourteen states with 1,481 ATMs in sixteen states. Additional information pertaining to KeyCorp’s two business groups is included in the “Line of Business Results” section beginning on page 23 and in Note 4 (“Line of Business Results”) beginning on page 75 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto) and is incorporated herein by reference. KeyCorp and its subsidiaries had an average of 18,934 full-time equivalent employees during 2007.

In addition to the customary banking services of accepting deposits and making loans, KeyCorp’s bank and trust company subsidiaries offer personal and corporate trust services, personal financial services, access to mutual funds, cash management services, investment banking and capital markets products, and international banking services. Through its subsidiary bank, trust company and registered investment adviser subsidiaries, KeyCorp provides investment management services to clients that include large corporate and public retirement plans, foundations and endowments, high net worth individuals and multiemployer trust funds established for providing pension, vacation or other benefits to employees.

KeyCorp provides other financial services — both inside and outside of its primary banking markets — through nonbank subsidiaries. These services include accident, health, and credit-life insurance on loans made by KeyBank, principal investing, community development financing, securities underwriting and brokerage, and merchant services. KeyCorp is an equity participant in a joint venture that provides merchant services to businesses.

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

The following financial data is included in the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto) and is incorporated herein by reference as indicated below:

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.

Acquisitions and Divestitures

The information presented in Note 3 (“Acquisitions and Divestitures”) on page 74 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

Competition

The market for banking and related financial services is highly competitive. KeyCorp and its subsidiaries (“Key”) compete with other providers of financial services, such as bank holding companies, commercial banks, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national institutions that offer financial services. Key competes by offering quality products and innovative services at competitive prices.

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

Supervision and Regulation

The following discussion addresses certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information regarding Key. The regulatory framework is intended primarily to protect customers and depositors, the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) and the banking system as a whole, and generally is not intended to protect security holders.

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

General

As a bank holding company, KeyCorp is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the BHCA. Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited from engaging in commercial or industrial activities. KeyCorp’s bank subsidiaries are also subject to extensive regulation, supervision and examination by applicable federal banking agencies. KeyCorp operates one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary whose activities are limited to those of a fiduciary. Both of KeyCorp’s national bank subsidiaries, and their subsidiaries, are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). The FDIC also has certain regulatory and supervisory authority over KeyBank, because the domestic deposits in KeyBank are insured (up to applicable limits) by the FDIC.

KeyCorp also has other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve Board, as well as other applicable state and federal regulatory agencies and self-regulatory organizations. For example, KeyCorp’s branch-based and institutional brokerage and asset management subsidiaries are subject to supervision and regulation by the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority and/or state securities regulators, and KeyCorp’s insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the various states. Other nonbank subsidiaries of KeyCorp are subject to laws and regulations of both the federal government and the various states in which they are authorized to do business.

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

Holding Company Structure

Bank Transactions With Affiliates.  Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates. Transactions covered by these provisions, which include bank loans and other extensions of credit to affiliates, bank purchases of assets from affiliates, and bank sales of assets to affiliates, must be on arm’s length terms, cannot exceed certain amounts that are determined with reference to the bank’s regulatory capital, and if a loan or other extension of credit, must be secured by collateral in an amount and quality expressly prescribed by statute. For these purposes, a bank includes certain of its subsidiaries and other companies it is deemed to control, while an affiliate includes the bank’s parent bank holding company, certain of its nonbank subsidiaries and other companies it is deemed to control, and certain other companies. As a result, these provisions materially restrict the ability of KeyBank, as a bank, to fund its affiliates including KeyCorp, KeyBanc Capital Markets Inc., any of the Victory mutual funds, any of the Austin Capital funds and KeyCorp’s nonbanking subsidiaries engaged in making merchant banking investments.

Source of Strength Doctrine.  Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at a time when KeyCorp may not have the resources to, or would choose not to, provide it. Certain loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, federal law provides that in the event of its bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Liability of Commonly Controlled Institutions.  Under the FDIA, an insured depository institution that is under common control with another insured depository institution is generally liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of the commonly controlled institution, or any assistance provided by the FDIC to the commonly controlled institution that is in danger of default. The term “default” is defined generally to mean the appointment of a conservator or receiver and the term “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance.

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

Elevated Risk Complex Structured Finance Transactions.  The banking agencies and the SEC published an interagency statement on sound practices concerning elevated risk complex structured finance transactions (“CSFTs”). The statement describes the types of risk management principles the banking agencies and the SEC believe may help a financial institution identify CSFTs that may pose heightened levels of legal or reputational risk to the institution as well as evaluate, manage and address such risks within the institution’s internal control framework. The statement focuses on the maintenance of policies and procedures designed to allow the institution to identify, evaluate, assess, document, and control the full range of market, credit, operational, legal, and reputational risks associated with elevated risk CSFTs. The statement also provides illustrative examples of both structured finance transactions that are not considered to be elevated risk CSFTs as well as structured finance transactions that may be elevated risk CSFTs.

Regulatory Capital Standards and Related Matters

Risk-Based and Leverage Regulatory Capital.  Federal laws and regulations define and prescribe minimum levels of regulatory capital for bank holding companies and their bank subsidiaries. Adequacy of regulatory capital is assessed periodically by the federal banking agencies in the examination and supervision process, and in the evaluation of applications in connection with specific transactions and activities, including acquisitions, expansion of existing activities, and commencement of new activities.

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

Bank holding companies, such as KeyCorp, whose securities and commodities trading activities exceed specified levels also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). The banking agencies have developed and published for comment a proposed rule that would modify the existing market risk capital requirements. The proposed rule would enhance modeling requirements consistent with advances in risk management, enhance sensitivity to risks not adequately captured in the current methodologies of the existing requirements, and modify the definition of covered position to better capture positions for which the market risk capital requirements are appropriate. It would also impose an explicit capital requirement for incremental default risk to capture default risk over a time horizon of one year taking into account the impact of liquidity, concentrations, hedging, and optionality. At December 31, 2007, Key’s Tier 1 and total capital to risk-weighted assets ratios were 7.44% and 11.38%, respectively, which include required adjustments for market risk.

In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board’s leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3.00% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4.00%. Neither KeyCorp nor any of its bank subsidiaries has been advised by its primary federal banking regulator of any specific leverage ratio applicable to it. At December 31, 2007, Key’s Tier 1 capital leverage ratio was 8.39%.

KeyCorp’s national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 2007, each of KeyCorp’s national bank subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.

In addition to establishing regulatory minimum ratios of capital to assets for all bank holding companies and their bank subsidiaries, the risk-based and leverage capital guidelines also identify various organization-specific factors and risks that are not taken into account in the computation of the capital ratios but that affect the overall supervisory evaluation of a banking organization’s regulatory capital adequacy and can result in the imposition of higher minimum regulatory capital ratio requirements upon the particular organization. Neither the Federal Reserve Board nor the OCC has advised KeyCorp or any of its national bank subsidiaries of any specific minimum risk-based or leverage capital ratio applicable to KeyCorp or such national bank subsidiary. Additional information regarding regulatory capital levels is included in the “Capital” section beginning on page 42 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto).

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

Prompt Corrective Action.  The “prompt corrective action” provisions of the FDIA create a statutory framework that applies a system of both discretionary and mandatory supervisory actions indexed to the capital level of FDIC-insured depository institutions. These provisions impose progressively more restrictive constraints on operations, management, and capital distributions of an institution as its regulatory capital decreases, or in some cases, based on supervisory information other than the institution’s capital level. This framework and the authority the FDIA confers on the federal banking agencies supplements other existing authority vested in such agencies to initiate supervisory actions to address capital deficiencies. Moreover, other provisions of law and regulation employ regulatory capital level designations the same as or similar to those established by the prompt corrective action provisions both in imposing certain restrictions and limitations and in conferring certain economic and other benefits upon institutions. These include restrictions on brokered deposits, FDIC deposit insurance limits on pass-through deposits, limits on exposure to interbank liabilities, risk-based FDIC deposit insurance premium assessments, and expedited action upon regulatory applications.

FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories — well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized — using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a Tier 1 leverage capital ratio of at least 4.00% (3.00% if it has achieved the highest composite rating in its most recent examination). At December 31, 2007, KeyBank, KeyCorp’s only FDIC-insured depository institution subsidiary, met the requirements for the “well capitalized” capital category. An institution’s prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its bank subsidiaries, and should be considered in conjunction with other available information regarding Key’s financial condition and results of operations.

Basel Accords.  The current minimum risk-based capital requirements adopted by the U.S. federal banking agencies are based on a 1988 international accord that was developed by the international Basel Committee on

Banking Supervision. In 2004, the Basel Committee published its new capital framework document (“Basel II”) governing the capital adequacy of large, internationally active banking organizations that generally rely on sophisticated risk management and measurement systems. Basel II is designed to create incentives for these organizations to improve their risk measurement and management processes and to better align minimum capital requirements with the risks underlying activities conducted by these organizations.

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

In December 2007, the agencies issued and published a final rule for implementing Basel II in the U.S. While the final rule is effective April 1, 2008, implementation is subject to a multi-year transition period in which limits are imposed upon the amount by which minimum required capital may decrease. It does not supersede or change the existing prompt corrective action and leverage capital requirements, and explicitly reserves the agencies’ authority to require organizations to hold additional capital where appropriate. Application of the final rule to U.S. banking organizations is mandatory for some and optional for others. Currently, neither Key nor KeyBank is required to apply the final rule.

FDIC Deposit Insurance

Because substantially all of KeyBank’s domestic deposits are insured up to applicable limits by the FDIC, KeyBank is subject to deposit insurance premium assessments by the FDIC. Comprehensive deposit insurance reform legislation was enacted in 2006. Pursuant to this legislation, the former Bank Insurance Fund and Savings Association Insurance Fund were merged into the DIF, deposit insurance for certain retirement accounts has increased from $100,000 to $250,000, and deposit insurance limits for accounts are subject to an indexing mechanism for future increases in coverage limits. The legislation also requires the FDIC to maintain the DIF reserve ratio within a range of 1.15%-1.50% of estimated insured deposits, with a DIF restoration plan being required upon the FDIC’s determination that the DIF reserve ratio has fallen or will within six months fall below 1.15% of estimated insured deposits. Other changes made by this legislation have permitted the FDIC to change its previous risk-related deposit insurance assessment framework. Under the new assessment framework, in 2007, assessed financial institutions’ premiums ranged from $.05 to $.43 in 2007 (compared with zero to $.27 throughout 2006) for each $100 of domestic deposits assessed based upon an institution’s capitalization, financial ratios (or, for certain large institutions, long-term debt issuer ratings), and federal supervisory evaluation. This new legislation and the FDIC’s new assessment framework implementing it also authorizes certain one-time premium assessment credits and, under certain circumstances, requires certain dividends from the DIF. During 2007, KeyBank received a one-time premium assessment credit of $59.4 million. KeyBank used $23.7 million of such premium assessment credit during 2007 towards its deposit insurance premiums.

Financial Modernization Legislation

The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) authorized new activities for qualifying financial institutions. The GLBA repealed significant provisions of the Glass-Steagall Act to permit commercial banks to, among other things, have affiliates that underwrite and deal in securities and make merchant banking investments. The GLBA modified the BHCA to permit bank holding companies that meet certain specified standards (known as “financial holding companies”) to engage in a broader range of financial activities than previously permitted under the BHCA, and allowed subsidiaries of commercial banks that meet certain specified standards (known as “financial subsidiaries”) to engage in a wide range of financial activities that are prohibited to such banks themselves. In 2000, KeyCorp elected to become a financial holding company. Under the authority conferred by the GLBA, Key has been able to expand the nature and scope of its equity investments in nonfinancial companies, and acquire financial subsidiaries to engage in real estate leasing and insurance agency activities without geographic restriction.

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

The GLBA repealed the blanket exception for banks and savings associations from the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934 (the “Exchange Act”), and replaced this full exception with functional exceptions. Under the statute, institutions that engage in securities activities either must conduct those activities through a registered broker-dealer or conform their securities activities to those which qualify for functional exceptions. The requirements relating to dealer registration have become effective. The final requirements relating to broker registration were published on September 19, 2007, but their effective date has been delayed until January 1, 2009. KeyCorp is reviewing the impact of these rules on its bank subsidiaries’ operations and expects to be in full compliance with these rules by the effective date.

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

In June 2007, the OCC removed the October 2005 consent order concerning KeyBank’s Bank Secrecy Act (“BSA”) and anti-money laundering compliance. At that same time, the Federal Reserve Bank of Cleveland terminated its memorandum of understanding with KeyCorp concerning BSA and other related matters.

Management endeavors to assure that all related regulatory requirements are met.

Fair and Accurate Credit Transactions Act of 2003

The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) imposes new requirements on financial institutions regarding identity theft and reporting to credit bureaus. The FACT Act also allows customers to choose to opt out of having certain information shared across a financial institution’s affiliates for market solicitation purposes. Final regulations were issued in 2007 concerning the details of this solicitation opt-out. Key believes that the changes already implemented will satisfy the material requirements of the solicitation opt-out and the new regulations promulgated under the FACT Act implementing it.

In addition, on October 31, 2007, the federal financial regulatory agencies together issued final regulations (the “Red Flag Guidelines”) implementing Sections 114 and 315 of the FACT Act. The Red Flag Guidelines require Key to develop and implement an identity theft protection program for new and existing customer accounts and other accounts for which there is a reasonably foreseeable risk of identity theft. The identity theft program must be in place no later than November 1, 2008. Compliance with the Red Flag Guidelines requires Key to have a formal program in place that identifies threats, assesses risk, prioritizes gaps, remediates high risk gaps and provides board level reporting. Key believes that it will be able to implement an identity theft program and achieve regulatory requirements within the time frames provided.

Entry Into Certain Covenants

KeyCorp entered into two transactions during 2006 and a third transaction on February 27, 2008, each of which involved the issuance of trust preferred securities (“Trust Preferred Securities”) by Delaware statutory trusts formed by KeyCorp (the “Trusts”), as further described below. Simultaneously with the closing of each of those transactions, KeyCorp entered into a replacement capital covenant (each, a “Replacement Capital Covenant” and collectively, the “Replacement Capital Covenants”) for the benefit of persons that buy or hold specified series of long-term indebtedness of KeyCorp or its then largest depository institution, currently KeyBank (the “Covered

Debt”). Each of the Replacement Capital Covenants provide that neither KeyCorp nor any of its subsidiaries (including any of the Trusts) will redeem or purchase all or any part of the Trust Preferred Securities or certain junior subordinated debentures issued by KeyCorp and held by the Trust (the “Junior Subordinated Debentures”), as applicable, on or before the date specified in the applicable Replacement Capital Covenant, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that redemption or purchase, KeyCorp has received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Trust Preferred Securities or the Junior Subordinated Debentures, as applicable, at the time of redemption or purchase, and (ii) KeyCorp has obtained the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board. KeyCorp will provide a copy of the Replacement Capital Covenants to respective holders of Covered Debt upon request made in writing to KeyCorp, Investor Relations, at 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.

The following table identifies the (i) closing date for each transaction, (ii) issuer, (iii) series of Trust Preferred Securities issued, (iv) Junior Subordinated Debentures, and (v) applicable Covered Debt as of the date this annual report was filed with the SEC.

		Trust Preferred	Junior Subordinated
Closing Date	Issuer	Securities	Debentures	Covered Debt

6/20/06	KeyCorp Capital VIII and KeyCorp	$250,000,000 principal amount of 7% Enhanced Trust Preferred Securities	KeyCorp’s 7% junior subordinated debentures due June 15, 2066	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

11/21/06	KeyCorp Capital IX and KeyCorp	$500,000,000 principal amount of 6.750% Enhanced Trust Preferred Securities	KeyCorp’s 6.750% junior subordinated debentures due December 15, 2066	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

2/27/08	KeyCorp Capital X and KeyCorp	$700,000,000 principal amount of 8.000% Enhanced Trust Preferred Securities	KeyCorp’s 8.000% junior subordinated debentures due March 15, 2068	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

ITEM 1A.	RISK FACTORS

An investment in our common shares is subject to risks inherent to our business. Described below are certain risks and uncertainties that management has identified as material. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Although we have significant risk management policies, procedures and verification processes in place, additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common shares could decline, perhaps significantly, and you could lose all or part of your investment.

Risks Related To Our Business

Disruptions in Financial Markets May Affect KeyCorp

Since July 2007, certain credit markets have experienced difficult conditions, extraordinary volatility and rapidly widening credit spreads and, therefore, have provided significantly reduced availability of liquidity for many borrowers. Uncertainties in these markets present significant challenges, particularly for the financial services industry. As a financial services company, our operations and financial condition are affected by economic and market conditions. For example, in the third and fourth quarters of 2007, disruptions in the financial markets caused widening credit spreads resulting in markdowns and/or losses by financial institutions from trading, hedging and other market activities. We are similarly affected. In addition, during the fourth quarter of 2007, we significantly increased our provision for loan losses in response to deteriorating market conditions in our commercial real estate portfolio. In an effort to reduce the potential effects of any prolonged market disruption, management has implemented certain strategic decisions, including securing additional outside sources of funding for certain of its businesses, divesting and/or ceasing to conduct certain of our non-core businesses and closely managing growth and investment opportunities. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. Accordingly, these factors could materially and adversely impact our financial condition and results of operations. Additional information regarding disruptions in financial markets is included in the section captioned “Highlights of Key’s 2007 Performance — Financial outlook” beginning on page 22 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto). Additional information regarding certain strategic decisions management has implemented is included in the section captioned “Highlights of Key’s 2007 Performance — Strategic developments” beginning on page 23 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto).

We Are Subject To Interest Rate Risk

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings. Management uses simulation analysis to produce an estimate of interest rate exposure based on assumptions and judgments related to balance sheet growth, customer behavior, new products, new business volume, pricing and anticipated hedging activities. Simulation analysis involves a high degree of subjectivity and requires estimates of future risks and trends. Accordingly, there can be no assurance that actual results will not differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, actual hedging strategies employed, changes in balance sheet composition, and the possible effects of unanticipated or unknown events.

Although management believes it has implemented effective asset and liability management strategies, including simulation analysis and the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Additional information regarding interest rate risk is included in the section captioned “Risk Management — Market risk management — Interest rate risk management” beginning on page 46 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto).

We Are Subject To Other Market Risk

Recent conditions in the fixed income markets, specifically the widening of credit spreads over benchmark U.S. Treasury securities for many fixed income securities, have caused significant volatility in the market values of loans, securities, and certain other financial instruments that are held in our trading or held-for-sale portfolios. Other market factors such as changes in foreign exchange rates, changes in the equity markets, changes in the financial soundness of bond insurers, sureties and even of other unrelated financial companies, also have the potential to affect current market values of financial instruments. Recent market events have demonstrated this effect. Although management works to minimize the adverse affects when it is feasible to do so, those opportunities are not always available. It is not possible for management to predict whether there will be further substantial changes in the financial markets, which could materially and adversely impact our financial condition and results of operations.

Additional information regarding market risk is included in the section captioned “Risk Management — Market risk management — Trading portfolio risk management” beginning on page 48 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto).

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

As of December 31, 2007, approximately 74% of our loan portfolio consisted of commercial, financial and agricultural loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than residential real estate loans and consumer loans. We closely monitor and manage risk concentrations and utilize various portfolio management practices to limit excessive concentrations when it is feasible to do so; however, our loan portfolio still contains a number of commercial loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in non-performing loans, and an increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations. Additional information regarding credit risk is included in the section captioned “Risk Management — Credit risk management” beginning on page 51 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto).

Various Factors May Cause Our Allowance For Possible Loan Losses To Increase

We maintain an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unexpected losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies and our independent auditors periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses (i.e., if the loan allowance is inadequate), we will need additional loan loss provisions to increase the allowance for possible loan losses. Additional provisions to increase the allowance for possible loan losses, should they become necessary, would result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. Additional information regarding the allowance for loan losses is included in the section captioned “Risk Management — Credit risk management — Allowance for loan losses” beginning on page 52 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto).

We Are Subject To Liquidity Risk

Market conditions or other events could negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations. Certain credit markets that we participate in and rely upon as sources of funding have been significantly disrupted and highly volatile since the third quarter of 2007. These conditions increase our liquidity risk exposure. Part of our strategy to reduce liquidity risk involves utilizing the liquidity and stability currently present in the short-term credit markets (borrowings with 0-90 day maturities). At this time, management believes short-term funding opportunities remain available and cost effective. However, if market disruption or other factors reduce the cost effectiveness and/or the availability of supply in the short-term credit market for a prolonged period of time, management may utilize other potential means of accessing, funding and managing liquidity, including more expansive utilization of secured wholesale funding instruments, generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, purchasing deposits from other banks, and relationships with fixed income investors in a variety of markets — domestic , European and Canadian — as well as increased management of loan growth and investment opportunities and other management tools. However, there can be no assurance that these alternative means of funding will exist either. For example, in 2007, Key was unable to securitize its student loan portfolio at cost-effective rates. Accordingly, a deep and prolonged disruption in the markets could have the effect of significantly restricting the accessibility of cost effective capital and funding which could have a material adverse effect on our financial condition and results of operations. Additional information regarding liquidity risk is included in the section captioned “Risk Management — Liquidity risk management” beginning on page 48 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto).

We Are Subject To Operational Risk

We, like all businesses, are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. Although we seek to mitigate operational risk through a system of internal controls, resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities, any and all of which could have a material adverse effect on our financial condition and results of operations. Additional information regarding operational risk is included in the section captioned “Risk Management — Operational risk management” beginning on page 55 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto).

Our Profitability Depends Significantly On Economic Conditions In The Geographic Regions In Which We Operate

Our success depends primarily on economic conditions in the markets in which we operate. Although we are somewhat geographically diversified, assisted in part in this respect by our “out of footprint” commercial real estate and equipment leasing lines of business, we still do have concentrations of loans and other business activities in geographic areas where our branches are principally located — the Northwest, the Rocky Mountains, the Great Lakes and the Northeast. We also have potential exposure to geographic areas outside of our branch footprint. For example, the residential properties segment of Key’s commercial real estate construction portfolio has been adversely affected by the downturn in the U.S. housing market because of deteriorating market conditions, principally in Florida and southern California, and the significant increase in the level of nonperforming loans during the second half of 2007. As a result, management recently increased the provision for loan losses. The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, an act of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors, such as severe declines in the value of homes and other real estate, could also impact these regional economies and, in turn, have a material adverse effect on our financial condition and results of operations. Additional information on the risks of the economic conditions of the geographic regions in which we operate is included in the section captioned “Introduction — Economic overview” beginning on page 16 and “Figure 1. Community Banking Geographic Diversity” beginning on page 17, which are part of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto).

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•	our ability to develop and execute strategic plans and initiatives;

•	our ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets;

•	our ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We Are Subject To Extensive Government Regulation And Supervision

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies; changes in the interpretation or implementation of statutes, regulations or policies; and/or continuing to become subject to heightened regulatory practices, requirements or expectations, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products that we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to appropriately comply with laws, regulations or policies (including internal policies and procedures designed to prevent such violations) could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding supervision and regulation is included in the section captioned “Supervision and Regulation” in Item 1. Business, beginning on page 2 of this report.

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

We Rely On Dividends From Our Subsidiaries For Most Of Our Funds

KeyCorp is a legal entity separate and distinct from its subsidiaries. It receives substantially all of its cash flow from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on our debt. Various laws and regulations limit the amount of dividends that KeyBank (KeyCorp’s largest subsidiary) and certain non-bank subsidiaries may pay to KeyCorp. Also, KeyCorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event KeyBank is unable to pay dividends to KeyCorp, we may not be able to service debt, pay obligations or pay dividends on our common shares. The inability to receive dividends from KeyBank could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding dividend restrictions is included in the section captioned “Supervision and Regulation — Dividend Restrictions” in Item 1. Business, beginning on page 3 of this report.

Our Earnings May Be Affected By Changes In Accounting Principles And In Tax Laws

Changes in U.S. generally accepted accounting principles could have a significant adverse effect on Key’s reported financial results. Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance measures.

We, like all businesses, are subject to tax laws, rules and regulations. Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service (the “IRS”) or other governmental bodies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, among other things. Failure to appropriately comply with tax laws, rules and regulations could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

Further, we are currently involved in litigation (previously reported in our SEC filings) with the IRS concerning the tax treatment of one Service Contract Lease entered into by AWG Leasing Trust. Our management believes our tax position is correct. Litigation, however, is uncertain. If the litigation is resolved against us, it could have a material adverse effect on our results of operations and a potentially substantial impact on our capital. Additional information concerning our income tax risks is included in the “Lease Financing Transactions” and the “Tax— Related Accounting Pronouncements Adopted in 2007” sections of Note 17 (“Income Taxes”) on page 96 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto).

Potential Acquisitions May Disrupt Our Business And Dilute Shareholder Value

Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value (including goodwill) of the target company;

•	difficulty in estimating the fair value of acquired assets, liabilities and derivatives of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

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

Our Information Systems May Experience An Interruption Or Breach In Security

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

We Are Subject To Claims And Litigation

From time to time, customers and/or vendors may make claims and take legal action against us. We maintain reserves for certain claims when management deems it is appropriate to do so upon its assessment of the claims. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect how the market perceives us and our products and services as well as impact customer demand for those products and services. Any financial liability for which we have not adequately maintained reserves, and/or any reputation damage from such claims and legal actions, could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

General market fluctuations, market disruption, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our share price to decrease regardless of operating results.

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

Our Articles Of Incorporation And Regulations As Well As Certain Banking Laws May Have An Anti-Takeover Effect

Provisions of our articles of incorporation and regulations, federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common shares.

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

The headquarters of KeyCorp and KeyBank are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2007, Key leased approximately 695,000 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. As of the same date, KeyBank owned 464 and leased 491 branches. Immediately following the acquisition of Union State Bank by KeyBank on January 17, 2008, KeyBank owned 480 and leased 505 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.

ITEM 3.	LEGAL PROCEEDINGS

The information in the Legal Proceedings section of Note 18 (“Commitments, Contingent Liabilities and Guarantees”), beginning on page 98 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of KeyCorp.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend restrictions discussion on page 3 of this report and the following disclosures included in the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference:

Page

Discussion of common shares, shareholder information and repurchase activities in the “Capital” section	42-43
Presentation of quarterly market price and cash dividends per common share	57
Discussion of dividend restrictions in the “Liquidity risk management — Liquidity for KeyCorp” section and in Note 5 (“Restrictions on Cash, Dividends and Lending Activities”)	49-50, 78
KeyCorp common share price performance (2002-2007) graph	42

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 21 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 58 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Risk Management — Market risk management” on pages 46 through 48 of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on pages 56-58 and on pages 61 through 104, respectively, of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting on page 59 and on page 60, respectively, of the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the sections captioned “Issue One — ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” contained in KeyCorp’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 15, 2008, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 2, 2008.

KeyCorp has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. H. James Dallas, Lauralee E. Martin, Eduardo R. Menascé and Peter G. Ten Eyck, II are members of the Audit Committee. The Board of Directors has determined that Ms. Martin and Mr. Menascé each qualify as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and that each member of the Audit Committee is “independent,” as that term is defined in Section 303A.02 of the New York Stock Exchange’s listing standards.

KeyCorp has adopted a code of ethics that applies to all of its employees, including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any persons performing similar functions, and to KeyCorp’s Board of Directors. The Code of Ethics is located on KeyCorp’s website (www.key.com). Any amendment to, or waiver from a provision of, the Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer will be promptly disclosed on its website as required by laws, rules and regulations of the SEC. Shareholders may obtain a copy of the Code of Ethics free of charge by writing KeyCorp Investor Relations, at 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION AND ORGANIZATION COMMITTEE REPORT” contained in KeyCorp’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 15, 2008, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the sections captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SHARE OWNERSHIP AND OTHER PHANTOM STOCK UNITS” contained in KeyCorp’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 15, 2008, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the section captioned “DIRECTOR INDEPENDENCE” contained in KeyCorp’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 15, 2008, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the sections captioned “AUDIT FEES,” “AUDIT-RELATED FEES,” “TAX FEES,” “ALL OTHER FEES” and “PRE-APPROVAL POLICIES AND PROCEDURES” contained in KeyCorp’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 15, 2008, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of KeyCorp and its subsidiaries, and the auditor’s report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp’s 2007 Annual Report to Shareholders (Exhibit 13 hereto):

(a) (2) Financial Statement Schedules

All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a) (3) Exhibits*

3.1	Amended and Restated Articles of Incorporation of KeyCorp, filed as Exhibit 3 to Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.
3.2	Amended and Restated Regulations of KeyCorp, effective May 10, 2007, filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference.
10.1	Form of Premium Priced Option Grant between KeyCorp and Henry L. Meyer III, dated January 13, 1999, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.
10.2	Form of Option Grant between KeyCorp and Henry L. Meyer III, dated November 15, 2000, filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
10.3	Form of Award of Restricted Stock (2003-2005), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.4	Form of Award of Executive Officer Grants (2004-2006), filed as Exhibit 10.1 to Form 10-Q for quarter ended June 30, 2004, and incorporated herein by reference.
10.5	Form of Award of Executive Officer Grants (2005-2007), filed as Exhibit 10.2 to Form 8-K filed February 16, 2005, and incorporated herein by reference.
10.6	Form of Award of Officer Grants (2005-2007), filed as Exhibit 10.3 to Form 8-K filed February 16, 2005, and incorporated herein by reference.
10.7	Award of Phantom Stock to Henry L. Meyer III (2003-2005), filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.8	Amended Employment Agreement between KeyCorp and Henry L. Meyer III, dated as of January 1, 2008, filed as Exhibit 10.1 to Form 8-K filed January 22, 2008, and incorporated herein by reference.
10.9	KeyCorp Annual Incentive Plan (January 1, 2008 Restatement), effective as of January 1, 2008.
10.10	KeyCorp Annual Performance Plan (January 1, 2008 Restatement), effective as of January 1, 2008.

10.11	KeyCorp Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003), filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.12	KeyCorp 2004 Equity Compensation Plan, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.13	McDonald & Company Investments, Inc. Stock Option Plan, filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.14	McDonald & Company Investments, Inc. 1995 Key Employees Stock Option Plan, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.15	KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
10.16	KeyCorp Umbrella Trust for Directors between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.17	Amended and Restated Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
10.18	Amendment to the Director Deferred Compensation Plan, effective December 28, 2004, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.19	KeyCorp Amended and Restated Second Director Deferred Compensation Plan, effective as of December 1, 2007.
10.20	KeyCorp Directors’ Deferred Share Plan, effective as of November 15, 2007.
10.21	KeyCorp Directors’ Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.22	KeyCorp Excess Cash Balance Pension Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.23	First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.24	Second Amendment to KeyCorp Excess Cash Balance Pension Plan, effective January 1, 2003, filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.25	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan, effective December 31, 2004, filed as Exhibit 10.4 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.26	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan, effective as of December 31, 2007.
10.27	KeyCorp Second Excess Cash Balance Pension Plan, effective as of December 31, 2007.
10.28	KeyCorp Automatic Deferral Plan (December 31, 2007 Restatement), effective as of December 31, 2007.
10.29	McDonald Financial Group Deferral Plan, effective as of January 1, 2005, filed as Exhibit 10.5 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.30	KeyCorp Deferred Bonus Plan, effective as of December 31, 2007.
10.31	Key Asset Management Long Term Incentive Plan, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.32	KeyCorp Commissioned Deferred Compensation Plan, effective as of January 1, 2005, filed as Exhibit to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.33	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

10.34	Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
10.35	KeyCorp Umbrella Trust for Executives between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.36	KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1981, restated August 16, 1990, amended January 1, 1995 and August 1, 1996, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.37	First Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1995, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.38	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective August 1, 1996, filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.39	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective July 1, 1999, filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.40	KeyCorp Second Executive Supplemental Pension Plan, effective December 31, 2007.
10.41	KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1990, restated August 16, 1990, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.42	Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective January 1, 1995, filed as Exhibit 10.54 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.43	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective August 1, 1996, filed as Exhibit 10.55 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.44	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1999, filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.45	Fourth Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective December 28, 2004, filed as Exhibit 10.70 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.46	KeyCorp Second Supplemental Retirement Benefit Plan for Key Executives, filed as Exhibit 10.71 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.47	KeyCorp Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.48	KeyCorp Deferred Equity Allocation Plan, filed as Exhibit 10.58 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.49	Letter Agreement between KeyCorp and Jack L. Kopinsky dated August 9, 2005, filed as Exhibit 10.1 to Form 8-K filed August 12, 2005, and incorporated herein by reference.
10.50	Change of Control Agreement between KeyCorp and Beth Mooney, effective July 21, 2006, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
10.51	Form of Change of Control Agreement (New Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, effective December 17, 2007, filed as Exhibit 10.2 to Form 8-K filed January 22, 2008, and incorporated herein by reference.
10.52	Form of Change of Control Agreement (Revised Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, effective December 17, 2007, filed as Exhibit 10.3 to Form 8-K filed January 22, 2008, and incorporated herein by reference.
10.53	Form of Change of Control Agreement (New Tier II) between KeyCorp and Certain Executive Officers of KeyCorp, effective December 17, 2007, filed as Exhibit 10.4 to Form 8-K filed January 22, 2008, and incorporated herein by reference.

10.54	Form of Change of Control Agreement (Revised Tier II) between KeyCorp and Certain Executive Officers of KeyCorp, effective December 17, 2007, filed as Exhibit 10.5 to Form 8-K filed January 22, 2008, and incorporated herein by reference.
10.55	KeyCorp Deferred Savings Plan, effective December 31, 2007.
10.56	KeyCorp Second Supplemental Retirement Plan, effective December 31, 2007.
10.57	Amendment to Merge the KeyCorp Excess 401(k) Savings Plan into the KeyCorp Deferred Savings Plan, effective December 31, 2006, filed as Exhibit 10.57 to Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
10.58	Amendment to Merge the KeyCorp Second Excess 401(k) Savings Plan into the KeyCorp Deferred Savings Plan, effective December 31, 2006, filed as Exhibit 10.58 to Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
10.59	Amendment to Merge the KeyCorp Deferred Compensation Plan into the KeyCorp Deferred Savings Plan, effective December 31, 2006, filed as Exhibit 10.59 to Form 10-K for the year ended December 31, 2006, and incorporated herein by reference
10.60	Amendment to Merge the KeyCorp Second Deferred Compensation Plan into the KeyCorp Deferred Savings Plan, effective December 31, 2006, filed as Exhibit 10.60 to Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
10.61	Amendment to Merge the KeyCorp Supplemental Retirement Plan into the KeyCorp Second Supplemental Retirement Plan, effective December 31, 2006, filed as Exhibit 10.61 to Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
10.62	Amendment to Merge the KeyCorp Executive Supplemental Pension Plan into the KeyCorp Second Executive Supplemental Pension Plan, effective December 31, 2006, filed as Exhibit 10.62 to Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
12	Statement regarding Computation of Ratios.
13	Financial Review section of KeyCorp 2007 Annual Report to Shareholders.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

* Henry L. Meyer III	Chairman, Chief Executive Officer, and President (Principal Executive Officer), and Director

* Jeffrey B. Weeden	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* Robert L. Morris	Chief Accounting Officer (Principal Accounting Officer)

* Ralph Alvarez	Director

* William G. Bares	Director

* Edward P. Campbell	Director

* Dr. Carol A. Cartwright	Director

* Alexander M. Cutler	Director

* H. James Dallas	Director

* Charles R. Hogan	Director

* Lauralee E. Martin	Director

* Eduardo R. Menascé	Director

* Bill R. Sanford	Director

* Thomas C. Stevens	Director

* Peter G. Ten Eyck, II	Director

/s/  Paul N. Harris

* By Paul N. Harris, attorney-in-fact February 28, 2008