Form 10-Q
period 2008-03-31
KEYCORP /NEW/
filed 2008-05-06
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	400,418,741 Shares

(Title of class)	(Outstanding at April 30, 2008)

KEYCORP

PART I. FINANCIAL INFORMATION

		Page Number
Item 1.	Financial Statements

	Consolidated Balance Sheets — March 31, 2008 (Unaudited), December 31, 2007, and March 31, 2007 (Unaudited)	3

	Consolidated Statements of Income (Unaudited) — Three months ended March 31, 2008 and 2007	4

	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) — Three months ended March 31, 2008 and 2007	5

	Consolidated Statements of Cash Flows (Unaudited) — Three months ended March 31, 2008 and 2007	6

	Notes to Consolidated Financial Statements (Unaudited)	7

	Report of Independent Registered Public Accounting Firm	36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	80

Item 4.	Controls and Procedures	80

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	81

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 6.	Exhibits	81

	Signature	82

	Exhibits	83
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
dollars in millions	2008	2007	2007

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,730	$1,814	$2,052
Short-term investments	577	516	1,313
Trading account assets	1,015	1,056	671
Securities available for sale	8,419	7,860	7,789
Held-to-maturity securities (fair value: $29,$28 and $38)	29	28	38
Other investments	1,561	1,538	1,466
Loans, net of unearned income of $2,168,$2,202 and $2,186	76,444	70,823	65,711
Less: Allowance for loan losses	1,298	1,200	944

Net loans	75,146	69,623	64,767
Loans held for sale	1,674	4,736	4,175
Premises and equipment	712	681	590
Operating lease assets	1,070	1,128	1,074
Goodwill	1,599	1,252	1,202
Other intangible assets	164	123	115
Corporate-owned life insurance	2,894	2,872	2,805
Derivative assets	1,508	879	413
Accrued income and other assets	3,394	4,122	3,786

Total assets	$101,492	$98,228	$92,256

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$26,527	$27,635	$23,317
Savings deposits	1,826	1,513	1,654
Certificates of deposit ($100,000 or more)	8,330	6,982	6,094
Other time deposits	12,933	11,615	12,086

Total interest-bearing	49,616	47,745	43,151
Noninterest-bearing	10,896	11,028	13,473
Deposits in foreign office — interest-bearing	4,190	4,326	3,149

Total deposits	64,702	63,099	59,773
Federal funds purchased and securities sold under repurchase agreements	3,503	3,927	5,770
Bank notes and other short-term borrowings	5,464	5,861	922
Derivative liabilities	465	252	173
Accrued expense and other liabilities	4,429	5,386	4,838
Long-term debt	14,337	11,957	13,061

Total liabilities	92,900	90,482	84,537

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,659	1,623	1,614
Retained earnings	8,737	8,522	8,528
Treasury stock, at cost (91,818,259, 103,095,907 and 97,405,506 shares)	(2,689)	(3,021)	(2,801)
Accumulated other comprehensive income (loss)	393	130	(114)

Total shareholders’ equity	8,592	7,746	7,719

Total liabilities and shareholders’ equity	$101,492	$98,228	$92,256

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
dollars in millions, except per share amounts	2008	2007

INTEREST INCOME
Loans	$1,123	$1,161
Loans held for sale	87	75
Securities available for sale	109	100
Held-to-maturity securities	1	1
Trading account assets	13	7
Short-term investments	9	11
Other investments	12	13

Total interest income	1,354	1,368

INTEREST EXPENSE
Deposits	428	433
Federal funds purchased and securities sold under repurchase agreements	28	49
Bank notes and other short-term borrowings	39	11
Long-term debt	146	196

Total interest expense	641	689

NET INTEREST INCOME	713	679
Provision for loan losses	187	44

Net interest income after provision for loan losses	526	635

NONINTEREST INCOME
Trust and investment services income	129	125
Service charges on deposit accounts	88	75
Investment banking and capital markets income	8	44
Operating lease income	69	64
Letter of credit and loan fees	37	38
Corporate-owned life insurance income	28	25
Electronic banking fees	24	24
Net (losses) gains from loan securitizations and sales	(101)	9
Net securities gains (losses)	3	(47)
Net gains from principal investing	9	29
Gain from redemption of Visa Inc. shares	165	—
Gain from sale of McDonald Investments branch network	—	171
Other income	69	97

Total noninterest income	528	654

NONINTEREST EXPENSE
Personnel	409	428
Net occupancy	66	63
Computer processing	47	51
Operating lease expense	58	52
Professional fees	23	26
Equipment	24	25
Marketing	14	19
Other expense	91	120

Total noninterest expense	732	784

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	322	505
Income taxes	104	147

INCOME FROM CONTINUING OPERATIONS	218	358
Loss from discontinued operations, net of taxes of ($5) (see Note 3)	—	(8)

NET INCOME	$218	$350

Per common share:
Income from continuing operations	$.55	$.90
Net income	.55	.88
Per common share — assuming dilution:
Income from continuing operations	$.54	$.89
Net income	.54	.87
Cash dividends declared per common share	—	$.365
Weighted-average common shares outstanding (000)	399,121	397,875
Weighted-average common shares and potential common shares outstanding (000)	399,769	403,478

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Shares	Surplus	Earnings	at Cost	Income (Loss)	Income

BALANCE AT DECEMBER 31, 2006	399,153	$492	$1,602	$8,377	$(2,584)	$(184)
Cumulative effect of adopting FSP 13-2, net of income taxes of ($2) (see Note 1)				(52)
Cumulative effect of adopting FIN 48, net of income taxes of ($1) (see Note 1)				(1)

BALANCE AT JANUARY 1, 2007				8,324
Net income				350			$350
Other comprehensive income:
Net unrealized gains on securities available for sale, net of income taxes of $32 [a]						52	52
Net unrealized gains on derivative financial instruments, net of income taxes of $7						11	11
Foreign currency translation adjustments						2	2
Net pension and postretirement benefit costs, net of income taxes						5	5

Total comprehensive income							$420

Deferred compensation			2	(1)
Cash dividends declared on common shares ($.365 per share)				(145)
Issuance of common shares for stock options and other employee benefit plans	3,330		10		91
Repurchase of common shares	(8,000)				(308)

BALANCE AT MARCH 31, 2007	394,483	$492	$1,614	$8,528	$(2,801)	$(114)

BALANCE AT DECEMBER 31, 2007	388,793	$492	$1,623	$8,522	$(3,021)	$130
Net income				218			$218
Other comprehensive income:
Net unrealized gains on securities available for sale, net of income taxes of $68 [a]						113	113
Net unrealized gains on derivative financial instruments, net of income taxes of $91						138	138
Foreign currency translation adjustments						10	10
Net pension and postretirement benefit costs, net of income taxes						2	2

Total comprehensive income							$481

Deferred compensation			(2)	(3)
Issuance of common shares:
Acquisition of U.S.B. Holding Co., Inc.	9,895		58		290
Stock options and other employee benefit plans	1,383		(20)		42

BALANCE AT MARCH 31, 2008	400,071	$492	$1,659	$8,737	$(2,689)	$393

(a) Net of reclassification adjustments.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
in millions	2008	2007

OPERATING ACTIVITIES
Net income	$218	$350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	187	44
Depreciation and amortization expense	110	105
Net securities (gains) losses	(3)	47
Liability to Visa	(64)	—
Gain from redemption of Visa Inc. shares	(165)	—
Gain from sale of McDonald Investments branch network	—	(171)
Loss from sale of discontinued operations	—	2
Net gains from principal investing	(9)	(29)
Net losses (gains) from loan securitizations and sales	101	(9)
Deferred income taxes	(87)	(54)
Net increase in loans held for sale from continuing operations	(222)	(538)
Net decrease in trading account assets	41	241
Other operating activities, net	182	(315)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	289	(327)
INVESTING ACTIVITIES
Proceeds from redemption of Visa Inc. shares	165	—
Proceeds from sale of McDonald Investments branch network, net of retention payments	—	199
Cash used in acquisitions, net of cash acquired	(184)	—
Net decrease (increase) in short-term investments	5	(918)
Purchases of securities available for sale	(331)	(3,431)
Proceeds from sales of securities available for sale	825	2,406
Proceeds from prepayments and maturities of securities available for sale	354	1,100
Purchases of held-to-maturity securities	(2)	—
Proceeds from prepayments and maturities of held-to-maturity securities	—	3
Purchases of other investments	(174)	(219)
Proceeds from sales of other investments	84	107
Proceeds from prepayments and maturities of other investments	37	36
Net increase in loans, excluding acquisitions, sales and transfers	(1,163)	(62)
Purchases of loans	(17)	(22)
Proceeds from loan securitizations and sales	144	120
Purchases of premises and equipment	(46)	(23)
Proceeds from sales of premises and equipment	—	1
Proceeds from sales of other real estate owned	2	29

NET CASH USED IN INVESTING ACTIVITIES	(301)	(674)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(202)	654
Net (decrease) increase in short-term borrowings	(1,610)	2,043
Net proceeds from issuance of long-term debt	2,241	13
Payments on long-term debt	(356)	(1,556)
Purchases of treasury shares	—	(308)
Net proceeds from issuance of common stock	3	79
Tax benefits in excess of recognized compensation cost for stock-based awards	—	9
Cash dividends paid	(148)	(145)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(72)	789

NET DECREASE IN CASH AND DUE FROM BANKS	(84)	(212)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,814	2,264

CASH AND DUE FROM BANKS AT END OF PERIOD	$1,730	$2,052

Additional disclosures relative to cash flow:
Interest paid	$693	$750
Income taxes paid	15	15
Noncash items:
Assets acquired	$2,810	—
Liabilities assumed	2,648	—
Loans transferred to portfolio from held for sale	3,284	—
Loans transferred to other real estate owned	12	$16

See Notes to Consolidated Financial Statements (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The unaudited condensed consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
As used in these notes:
w	KeyCorp refers solely to the parent holding company.

w	KeyBank refers to KeyCorp’s subsidiary bank, KeyBank National Association.

w	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.
The consolidated financial statements include any voting rights entity in which Key has a controlling financial interest. In accordance with Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” a variable interest entity (“VIE”) is consolidated if Key has a variable interest in the entity and is exposed to the majority of its expected losses and/or residual returns (i.e., Key is considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 8 (“Variable Interest Entities”) on page 21, for information on Key’s involvement with VIEs.
Management uses the equity method to account for unconsolidated investments in voting rights entities or VIEs in which Key has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not a controlling interest). Unconsolidated investments in voting rights entities or VIEs in which Key has a voting or economic interest of less than 20% generally are carried at cost. Investments held by KeyCorp’s registered broker/dealer and investment company subsidiaries (primarily principal investments) are carried at fair value.
Qualifying special purpose entities (“SPEs”), including securitization trusts, established by Key under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not consolidated. Information on SFAS No. 140 is included in Note 1 (“Summary of Significant Accounting Policies”) of Key’s 2007 Annual Report to Shareholders under the heading “Loan Securitizations” on page 67.
Management believes that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Some previously reported results have been reclassified to conform to current reporting practices.
The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in Key’s 2007 Annual Report to Shareholders.
Derivatives
Effective January 1, 2008, Key adopted the accounting guidance in FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation 39,” and as a result, also adopted the provisions of Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” As a result of adopting this accounting guidance, Key changed its accounting policy pertaining to the recognition of derivative assets and liabilities to take into account the impact of master netting agreements that allow Key to settle all derivative contracts held with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Additional information regarding Key’s adoption of this accounting guidance is provided in Note 14 (“Derivatives and Hedging Activities”), which begins on page 29, and under the heading “Accounting Pronouncements Adopted in 2008” on page 9 of this note.

Fair Value Measurements
Effective January 1, 2008, Key adopted SFAS No. 157, “Fair Value Measurements,” for all applicable financial and nonfinancial assets and liabilities. This accounting guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances.
As defined in SFAS No. 157, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants. It represents an exit price at the measurement date. Market participants are buyers and sellers, who are independent, knowledgeable, and willing and able to transact in the principal (or most advantageous) market for the asset or liability being measured. Current market conditions, including imbalances between supply and demand, are considered in determining fair value.
Key values its assets and liabilities in the principal market where it exchanges the particular asset or transfers the liability with the greatest volume and level of activity. In the absence of a principal market, the valuation is based on the most advantageous market for the asset or liability (i.e., the market where the asset could be sold or the liability transferred at a price that maximizes the amount to be received for the asset or minimizes the amount to be paid to transfer the liability).
In measuring fair value, Key assumes the highest and best use of the asset by a market participant to maximize the value of the asset and does not consider the intended use of the asset. “In-exchange” is generally the valuation premise used to measure financial assets while “in-use” is the valuation premise generally used to measure nonfinancial assets.
When fair valuing liabilities, Key assumes that the nonperformance risk associated with the liability is the same before and after the transfer. Nonperformance risk is the risk that an obligation will not be fulfilled and encompasses not only Key’s own credit risk, but also other risks such as settlement risk. Key considers the effect of its own credit risk (credit standing) on the fair value for any period in which fair value is measured.
There are three acceptable valuation techniques that can be used to measure fair value: the market approach, the income approach and the cost approach. Selection of the appropriate technique for valuing a particular asset or liability takes into consideration the exit market, the nature of the asset or liability being valued, and how a market participant would value the same asset or liability. Ultimately, determination of the appropriate valuation method requires significant judgment, and sufficient knowledge and expertise are required to apply the valuation techniques.
Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability using one of the three valuation techniques. Inputs can be observable or unobservable. Observable inputs are those assumptions which market participants would use in pricing the particular asset or liability. These inputs are based on market data and are obtained from a source independent of Key.
Unobservable inputs are assumptions based on Key’s own information or estimate of what a market participant would use in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date.
All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy which gives the highest ranking to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs (Level 3). Fair values for assets or liabilities classified as Level 2 are based on one or a combination of the following factors: (i) quoted prices for similar assets; (ii) observable inputs for the asset or liability, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Key considers an input to be significant if it drives 10% or more of the total fair value of a particular asset or liability.

Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). Recurring valuation occurs at a minimum on the measurement date.
Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value.
The fair value of assets or liabilities transferred in or out of Level 3 is measured on the transfer date, with any additional changes in fair value subsequent to the transfer considered to be realized or unrealized gains or losses.
Additional information regarding fair value measurements and Key’s adoption of SFAS No. 157 is provided in Note 15 (“Fair Value Measurements”), which begins on page 32, and under the heading “Accounting Pronouncements Adopted in 2008” below.
Accounting Pronouncements Adopted in 2008
Fair value measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for Key). In February 2008, the FASB issued Staff Position FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. However, early adoption of SFAS No. 157 for nonfinancial assets and liabilities within the scope of the new guidance is permitted. Key’s January 1, 2008, adoption of SFAS No. 157 for all financial and nonfinancial assets and liabilities did not have a material effect on Key’s financial condition or results of operations. Additional information regarding fair value measurements and Key’s adoption of this accounting guidance is provided in Note 15 and under the heading “Fair Value Measurements” on page 8.
Fair value option for financial assets and financial liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This guidance provides an option to selectively report financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for Key). Key has elected to not apply this fair value option to any of its existing assets or liabilities. However, Key may apply this guidance to assets or liabilities in the future as permitted under SFAS No. 159.
Offsetting of amounts related to certain contracts. In April 2007, the FASB issued Staff Position FIN 39-1, “Amendment of FASB Interpretation 39,” which supplements Interpretation No. 39 by allowing reporting entities to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash (a payable) arising from derivative instruments with the same counterparty. Interpretation No. 39 allowed reporting entities to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Key did not previously adopt the provisions of Interpretation No. 39 that were permitted but not required. The accounting guidance in Staff Position FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for Key). Key has elected to adopt the accounting guidance in Staff Position FIN 39-1, and as a result, also adopted the provisions of Interpretation No. 39. The adoption of this accounting guidance did not have a material effect on Key’s financial condition or results of operations. Additional information regarding Key’s adoption of this accounting guidance is provided in Note 14 and under the heading “Derivatives” on page 7 of this note.

Accounting Pronouncements Pending Adoption at March 31, 2008
Employers’ accounting for defined benefit pension and other postretirement plans. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Except for the measurement requirement, Key adopted this accounting guidance as of December 31, 2006. Additional information regarding the adoption of SFAS No. 158 is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Accounting Pronouncements Pending Adoption at December 31, 2007” on page 71 of Key’s 2007 Annual Report to Shareholders. The requirement to measure plan assets and benefit obligations as of the end of an employer’s fiscal year is effective for years ending after December 15, 2008 (December 31, 2008, for Key). Adoption of this guidance is not expected to have a material effect on Key’s financial condition or results of operations.
Business combinations. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures. SFAS No. 141(R) will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for Key). Early adoption is prohibited.
Noncontrolling interests. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of shareholders’ equity. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for Key). Early adoption is prohibited. Management is evaluating the potential effect this guidance may have on Key’s financial condition and results of operations.
Accounting for transfers of financial assets and repurchase financing transactions. In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This accounting guidance presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately under SFAS No. 140. Staff Position No. FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008 (effective January 1, 2009, for Key), and for interim periods within those fiscal years. Early adoption is prohibited. Management is evaluating the potential effect this guidance may have on Key’s financial condition and results of operations.
Disclosures about derivative instruments and hedging activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This accounting guidance will require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective for fiscal years beginning after November 15, 2008 (January 1, 2009, for Key).

2. Earnings Per Common Share
Key’s basic and diluted earnings per common share are calculated as follows:

	Three months ended
	March 31,
dollars in millions, except per share amounts	2008	2007

EARNINGS
Income from continuing operations	$218	$358
Loss from discontinued operations, net of taxes	—	(8)
Net income	218	350

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	399,121	397,875
Effect of dilutive common stock options and other stock awards (000)	648	5,603

Weighted-average common shares and potential common shares outstanding (000)	399,769	403,478

EARNINGS PER COMMON SHARE
Income from continuing operations	$.55	$.90
Loss from discontinued operations	—	(.02)
Net income	.55	.88

Income from continuing operations — assuming dilution	$.54	$.89
Loss from discontinued operations — assuming dilution	—	(.02)
Net income — assuming dilution	.54	.87

3. Acquisitions and Divestitures
Acquisitions and divestitures completed by Key during 2007 and the first three months of 2008 are summarized below. In the case of each acquisition, the terms of the transaction were not material.
Acquisitions
U.S.B. Holding Co., Inc.
On January 1, 2008, Key acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. U.S.B. Holding Co. had assets of $2.8 billion and deposits of $1.8 billion at the date of acquisition. Under the terms of the agreement, 9,895,000 KeyCorp common shares, with a value of $348 million, and $194 million in cash were exchanged for all of the outstanding shares of U.S.B. Holding Co. The acquisition expanded Key’s presence in markets both within and contiguous to its current operations in the Hudson Valley.
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

On November 29, 2006, Key sold the subprime mortgage loan portfolio held by the Champion Mortgage finance business to a wholly owned subsidiary of HSBC Finance Corporation for cash proceeds of $2.5 billion. The loan portfolio totaled $2.5 billion at the date of sale.
Key has applied discontinued operations accounting to the Champion Mortgage finance business. The results of this discontinued business are presented on one line as “loss from discontinued operations, net of taxes” in the Consolidated Statements of Income on page 4. The components of loss from discontinued operations are as follows:

Three months ended March 31, 2007
in millions

Loss, net of taxes of ($3)	$(4)
Loss on disposal, net of taxes of ($1)	(1)
Disposal transaction costs, net of taxes of ($1) [a]	(3)

Loss from discontinued operations	$(8)

(a) Includes an after-tax charge of $.6 million for the three-month period ended March 31, 2007, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support Champion’s operations.
The discontinued assets and liabilities of Champion Mortgage included in the Consolidated Balance Sheets on page 3 are as follows:

	December 31,	March 31,
in millions	2007	2007

Loans	$8	$10
Accrued income and other assets	—	3

Total assets	$8	$13

Deposits	—	$1
Accrued expense and other liabilities	$10	14

Total liabilities	$10	$15

McDonald Investments branch network
On February 9, 2007, McDonald Investments Inc., a wholly owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets to UBS Financial Services Inc., a subsidiary of UBS AG. Key received cash proceeds of $219 million and recorded a gain of $171 million ($107 million after tax, $.26 per diluted common share) in connection with the sale. Key retained McDonald Investments’ corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KeyBank continues to operate the Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed the registered broker/dealer through which its corporate and institutional investment banking and securities businesses operate. The new name is KeyBanc Capital Markets Inc.

4. Line of Business Results
Community Banking
Regional Banking provides individuals with branch-based deposit and investment products, personal finance services and loans, including residential mortgages, home equity and various types of installment loans. This line of business also provides certain small businesses with deposit, investment and credit products, and business advisory services.
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
National Banking
Real Estate Capital and Corporate Banking Services consists of two business units. Real Estate Capital is a national business that provides construction and interim lending, permanent debt placements and servicing, equity and investment banking, and other commercial banking products and services to developers, brokers and owner-investors. This unit deals primarily with nonowner-occupied properties (i.e., generally properties in which at least 50% of the debt service is provided by rental income from nonaffiliated third parties). Particular emphasis has been placed on providing clients with finance solutions through access to the capital markets.
Corporate Banking Services provides cash management, interest rate derivatives, and foreign exchange products and services to clients throughout the Community Banking and National Banking groups. Through its Public Sector and Financial Institutions businesses, Corporate Banking Services provides a full array of commercial banking products and services to government and not-for-profit entities, and to community banks.
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
Institutional and Capital Markets, through its KeyBanc Capital Markets unit, provides commercial lending, treasury management, investment banking, derivatives and foreign exchange, equity and debt underwriting and trading, and syndicated finance products and services to large corporations and middle-market companies.
Through its Victory Capital Management unit, Institutional and Capital Markets also manages or offers advice regarding investment portfolios for a national client base, including corporations, labor unions, not-for-profit organizations, governments and individuals. These portfolios may be managed in separate accounts, common funds or the Victory family of mutual funds.
Consumer Finance includes Indirect Lending and Commercial Floor Plan Lending.
Indirect Lending offers loans to consumers through dealers. This business unit also provides federal and private education loans to students and their parents, and processes tuition payments for private schools.
Commercial Floor Plan Lending finances inventory for automobile, recreation and marine dealers.
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
The table that spans pages 15 and 16 shows selected financial data for each major business group for the three-month periods ended March 31, 2008 and 2007. This table is accompanied by supplementary information for each of the lines of business that make up these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles (“GAAP”) guide financial accounting, but there is no authoritative guidance for “management accounting”— the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. According to Key’s policies:
w	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is charged to the lines of business based on the total loan and deposit balances of each line.

w	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line actually uses the services.

w	Key’s consolidated provision for loan losses is allocated among the lines of business primarily based on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that management uses to estimate Key’s consolidated allowance for loan losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 67 of Key’s 2007 Annual Report to Shareholders.

w	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance, and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.5%.

w	Capital is assigned based on management’s assessment of economic risk factors (primarily credit, operating and market risk) directly attributable to each line.
Developing and applying the methodologies that management uses to allocate items among Key’s lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key’s organizational structure.
Effective January 1, 2008, Key moved the Public Sector, Bank Capital Markets and Global Treasury Management units from the Institutional and Capital Markets line of business to the Real Estate Capital and Corporate Banking Services (previously known as Real Estate Capital) line of business within the National Banking group.

Three months ended March 31,	Community Banking		National Banking
dollars in millions	2008	2007	2008	2007

SUMMARY OF OPERATIONS
Net interest income (TE)	$423	$418	$340	$340
Noninterest income	206	387 [c]	101	259 [d]

Total revenue (TE) [a]	629	805	441	599
Provision for loan losses	18	14	169	30
Depreciation and amortization expense	36	35	74	70
Other noninterest expense	394	431	235	247

Income (loss) from continuing operations before income taxes (TE)	181	325	(37)	252
Allocated income taxes and TE adjustments	68	122	(14)	95

Income (loss) from continuing operations	113	203	(23)	157
Loss from discontinued operations, net of taxes	—	—	—	(8)

Net income (loss)	$113	$203	$(23)	$149

Percent of consolidated income from continuing operations	52%	57%	(11)%	44%
Percent of total segments income from continuing operations	101	58	(21)	44

AVERAGE BALANCES [b]
Loans and leases	$28,255	$26,456	$44,021	$38,839
Total assets [a]	31,404	29,293	56,079	48,411
Deposits	50,089	46,524	11,849	11,291

OTHER FINANCIAL DATA
Net loan charge-offs	$30	$19	$91	$25
Return on average allocated equity [b]	15.15%	33.36%	(1.89)%	15.22%
Return on average allocated equity	15.15	33.36	(1.89)	14.44
Average full-time equivalent employees	8,779	9,529	3,727	4,157

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients with residency in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by Key’s major business groups are located in the United States.

(b)	From continuing operations.

(c)	Community Banking results for the first quarter of 2007 include a $171 million ($107 million after tax) gain from the February 9, 2007, sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 11, for more information pertaining to this transaction.

(d)	National Banking results for the first quarter of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation.

(e)	Other Segments’ results for the first quarter of 2007 include a $49 million ($31 million after tax) loss from the repositioning of the securities portfolio.

(f)	Reconciling Items for the first quarter of 2008 include a $165 million ($103 million after tax) gain from the partial redemption of Key’s equity interest in Visa Inc.

TE = Taxable Equivalent

N/A = Not Applicable

N/M = Not Meaningful

Other Segments		Total Segments		Reconciling Items		Key
2008	2007	2008	2007	2008	2007	2008	2007

$(26)	$(27)	$737	$731	$(33)	$(31)	$704	$700
53	7 [e]	360	653	168 [f]	1	528	654

27	(20)	1,097	1,384	135	(30)	1,232	1,354
—	—	187	44	—	—	187	44
—	—	110	105	—	—	110	105
9	9	638	687	(16)	(8)	622	679

18	(29)	162	548	151	(22)	313	526
(4)	(21)	50	196	45	(28)	95	168

22	(8)	112	352	106	6	218	358
—	—	—	(8)	—	—	—	(8)

$22	$(8)	$112	$344	$106	$6	$218	$350

10%	(2)%	51%	99%	49%	1%	100%	100%
20	(2)	100	100	N/A	N/A	N/A	N/A

$238	$279	$72,514	$65,574	$174	$95	$72,688	$65,669
14,201	12,290	101,684	89,994	1,672	2,102	103,356	92,096
4,801	2,148	66,739	59,963	(453)	(201)	66,286	59,762

—	—	$121	$44	—	—	$121	$44
N/M	N/M	5.35%	20.10%	N/M	N/M	10.38%	19.06%
N/M	N/M	5.35	19.64	N/M	N/M	10.38	18.63
43	43	12,549	13,729	5,877	6,072	18,426	19,801

Supplementary information (Community Banking lines of business)

Three months ended March 31,	Regional Banking		Commercial Banking
dollars in millions	2008	2007	2008	2007

Total revenue (TE)	$530	$713	$99	$92
Provision for loan losses	11	16	7	(2)
Noninterest expense	386	417	44	49
Net income	83	175	30	28
Average loans and leases	19,653	18,499	8,602	7,957
Average deposits	46,499	43,056	3,590	3,468
Net loan charge-offs	29	18	1	1
Return on average allocated equity	15.28%	40.63%	14.80%	15.75%
Average full-time equivalent employees	8,430	9,156	349	373

Supplementary information (National Banking lines of business)

	Real Estate Capital and				Institutional and
Three months ended March 31,	Corporate Banking Services		Equipment Finance		Capital Markets		Consumer Finance
dollars in millions	2008	2007	2008	2007	2008	2007	2008	2007

Total revenue (TE)	$79	$191	$100	$134	$158	$158	$104	$116
Provision for loan losses	45	1	24	13	16	___	84	16
Noninterest expense	61	85	97	86	102	102	49	44
(Loss) income from continuing operations	(17)	66	(13)	22	25	34	(18)	35
Net (loss) income	(17)	66	(13)	22	25	34	(18)	27
Average loans and leases [a]	16,358	13,636	10,595	10,479	7,631	6,550	9,437	8,174
Average loans held for sale [a]	989	1,146	32	4	555	139	3,356	2,628
Average deposits [a]	9,749	8,538	14	13	1,459	2,168	627	572
Net loan charge-offs (recoveries)	38	1	24	13	2	1	27	10
Return on average allocated equity [a]	(3.74)%	19.04%	(5.49)%	9.75%	8.37%	12.76%	(7.87)%	18.15%
Return on average allocated equity	(3.74)	19.04	(5.49)	9.75	8.37	12.76	(7.87)	14.00
Average full-time equivalent employees	1,235	1,278	872	891	905	925	715	1,063

(a)	From continuing operations.

TE = Taxable Equivalent

5. Securities
Securities available for sale. These are securities that Key intends to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in shareholders’ equity as a component of “accumulated other comprehensive income (loss)” on the balance sheet. Unrealized losses on specific securities deemed to be “other-than-temporary” are included in “net securities gains (losses)” on the income statement, as are actual gains and losses resulting from the sales of securities.
When Key retains an interest in loans it securitizes, it bears risk that the loans will be prepaid (which would reduce expected interest income) or not paid at all. Key accounts for these retained interests as debt securities and classifies them as available for sale.
“Other securities” held in the available-for-sale portfolio are primarily marketable equity securities.
Held-to-maturity securities. These are debt securities that Key has the intent and ability to hold until maturity. Debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the adjusted carrying amount. “Other securities” held in the held-to-maturity portfolio are primarily foreign bonds.
The amortized cost, unrealized gains and losses, and approximate fair value of Key’s securities available for sale and held-to-maturity securities are presented in the following tables. Gross unrealized gains and losses are represented by the difference between the amortized cost and the fair value of securities on the balance sheet as of the dates indicated. Accordingly, the amount of these gains and losses may change in the future as market conditions improve or worsen.

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$18	—	—	$18
States and political subdivisions	92	$1	—	93
Collateralized mortgage obligations	6,355	170	$8	6,517
Other mortgage-backed securities	1,486	37	1	1,522
Retained interests in securitizations	153	33	—	186
Other securities	84	4	5	83

Total securities available for sale	$8,188	$245	$14	$8,419

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$8	—	—	$8
Other securities	21	—	—	21

Total held-to-maturity securities	$29	—	—	$29

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$19	—	—	$19
States and political subdivisions	10	—	—	10
Collateralized mortgage obligations	6,167	$33	$33	6,167
Other mortgage-backed securities	1,393	13	3	1,403
Retained interests in securitizations	149	36	—	185
Other securities	72	8	4	76

Total securities available for sale	$7,810	$90	$40	$7,860

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$9	—	—	$9
Other securities	19	—	—	19

Total held-to-maturity securities	$28	—	—	$28

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$13	—	—	$13
States and political subdivisions	12	$1	—	13
Collateralized mortgage obligations	6,519	29	$43	6,505
Other mortgage-backed securities	889	5	3	891
Retained interests in securitizations	146	53	—	199
Other securities	157	11	—	168

Total securities available for sale	$7,736	$99	$46	$7,789

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$18	—	—	$18
Other securities	20	—	—	20

Total held-to-maturity securities	$38	—	—	$38

6. Loans and Loans Held for Sale
Key’s loans by category are summarized as follows:

	March 31,		December 31,	March 31,
in millions	2008		2007	2007

Commercial, financial and agricultural	$25,777		$24,797	$21,476
Commercial real estate:
Commercial mortgage	10,479		9,630	8,519
Construction	8,473		8,102	8,355

Total commercial real estate loans	18,952		17,732	16,874
Commercial lease financing	10,000		10,176	10,036

Total commercial loans	54,729		52,705	48,386
Real estate — residential mortgage	1,954		1,594	1,440
Home equity	10,898		10,917	10,669
Consumer — direct	1,266		1,298	1,375
Consumer — indirect:
Marine	3,653		3,637	3,203
Education	3,608	[a]	331	336
Other	336		341	302

Total consumer — indirect loans	7,597		4,309	3,841

Total consumer loans	21,715		18,118	17,325

Total loans	$76,444		$70,823	$65,711

(a)	On March 31, 2008, Key transferred $3.3 billion of education loans from loans held for sale to the loan portfolio.
Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2007 Annual Report to Shareholders.
Key’s loans held for sale by category are summarized as follows:

	March 31,		December 31,	March 31,
in millions	2008		2007	2007

Commercial, financial and agricultural	$291		$250	$68
Real estate — commercial mortgage	1,139		1,219	1,224
Real estate — construction	25		35	163
Commercial lease financing	31		1	1
Real estate — residential mortgage	58		47	26
Home equity	1		1	—
Education	123	[a]	3,176	2,681
Automobile	6		7	12

Total loans held for sale	$1,674		$4,736	$4,175

(a)	On March 31, 2008, Key transferred $3.3 billion of education loans from loans held for sale to the loan portfolio.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended
	March 31,
in millions	2008	2007

Balance at beginning of period	$1,200	$944
Charge-offs	(148)	(64)
Recoveries	27	20

Net loans charged off	(121)	(44)
Provision for loan losses from continuing operations	187	44
Allowance related to loans acquired, net	32	—

Balance at end of period	$1,298	$944

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended
	March 31,
in millions	2008	2007

Balance at beginning of period	$80	$53
Credit for losses on lending-related commitments	(27)	(8)

Balance at end of period [a]	$53	$45

(a)   Included in “accrued expense and other liabilities” on the consolidated balance sheet.
7. Mortgage Servicing Assets
Key originates and periodically sells commercial mortgage loans but continues to service those loans for the buyers. Key may also purchase the right to service commercial mortgage loans for other lenders. Changes in the carrying amount of mortgage servicing assets are summarized as follows:

	Three months ended
	March 31,
in millions	2008	2007

Balance at beginning of period	$313	$247
Servicing retained from loan sales	2	13
Purchases	—	15
Amortization	(28)	(18)

Balance at end of period	$287	$257

Fair value at end of period	$425	$336

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. Primary economic assumptions used to measure the fair value of Key’s mortgage servicing assets at March 31, 2008, and 2007, are as follows:
w	prepayment speed generally at an annual rate of 0.00% to 25.00%;

w	expected credit losses at a static rate of 2.00%; and

w	residual cash flows discount rate of 8.50% to 15.00%.

Changes in these assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. A 1.00% increase in the assumed default rate of commercial mortgage loans at March 31, 2008, would cause a $9 million decrease in the fair value of Key’s mortgage servicing assets.
Contractual fee income from servicing commercial mortgage loans totaled $17 million and $16 million for the three-month periods ended March 31, 2008 and 2007, respectively. The amortization of servicing assets for each year, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.
8. Variable Interest Entities
A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of certain criteria specified in FASB Revised Interpretation No. 46. This interpretation requires a VIE to be consolidated by the party that is exposed to a majority of the VIE’s expected losses and/or residual returns (i.e., the primary beneficiary).
Key’s VIEs, including those consolidated and those in which Key holds a significant interest, are summarized below. Key defines a “significant interest” in a VIE as a subordinated interest that exposes Key to a significant portion, but not the majority, of the VIE’s expected losses or residual returns.

	Consolidated VIEs	Unconsolidated VIEs
			Maximum
in millions	Total Assets	Total Assets	Exposure to Loss

March 31, 2008
Low-income housing tax credit (“LIHTC”) funds	$268	$158	—
LIHTC investments	N/A	726	$289

N/A = Not Applicable
The noncontrolling interests associated with the consolidated LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. Key currently accounts for these interests as minority interests and adjusts the financial statements each period for the investors’ share of the funds’ profits and losses. At March 31, 2008, the settlement value of these noncontrolling interests was estimated to be between $252 million and $298 million, while the recorded value, including reserves, totaled $284 million.
Key’s Principal Investing unit and the Real Estate Capital and Corporate Banking Services line of business make equity and mezzanine investments in entities, some of which are VIEs. These investments are held by nonregistered investment companies subject to the provisions of the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, “Audits of Investment Companies.” The FASB deferred the effective date of Revised Interpretation No. 46 for such nonregistered investment companies until the AICPA clarifies the scope of the Audit Guide. As a result, Key is not currently applying the accounting or disclosure provisions of Revised Interpretation No. 46 to its principal and real estate equity and mezzanine investments, which remain unconsolidated.
Additional information pertaining to Revised Interpretation No. 46 and the activities of the specific VIEs with which Key is involved is provided in Note 8 (“Loan Securitizations, Servicing and Variable Interest Entities”) of Key’s 2007 Annual Report to Shareholders under the heading “Variable Interest Entities” on page 82.

9. Nonperforming Assets and Past Due Loans
Impaired loans totaled $839 million at March 31, 2008, compared to $519 million at December 31, 2007, and $110 million at March 31, 2007. Impaired loans had an average balance of $679 million for the first quarter of 2008 and $102 million for the first quarter of 2007.
Key’s nonperforming assets and past due loans were as follows:

	March 31,	December 31,	March 31,
in millions	2008	2007	2007

Impaired loans	$839	$519	$110
Other nonaccrual loans	215	168	144

Total nonperforming loans	1,054	687	254

Nonperforming loans held for sale	9	25	3

Other real estate owned (“OREO”)	29	21	42
Allowance for OREO losses	(2)	(2)	(2)

OREO, net of allowance	27	19	40
Other nonperforming assets [a]	25	33	56

Total nonperforming assets	$1,115	$764	$353

Impaired loans with a specifically allocated allowance	$789	$426	$46
Specifically allocated allowance for impaired loans	177	126	22

Accruing loans past due 90 days or more	$283	$231	$146
Accruing loans past due 30 through 89 days	1,169	843	626

(a)	Primarily investments held by the Private Equity unit within Key’s Real Estate Capital and Corporate Banking Services line of business.
At March 31, 2008, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
Management evaluates the collectibility of Key’s loans as described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 67 of Key’s 2007 Annual Report to Shareholders.

10. Capital Securities Issued by Unconsolidated Subsidiaries
KeyCorp owns the outstanding common stock of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities. The trusts used the proceeds from the issuance of their capital securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the capital securities.
The capital securities provide an attractive source of funds: they constitute Tier 1 capital for regulatory reporting purposes, but have the same tax advantages as debt for federal income tax purposes. During the first quarter of 2005, the Federal Reserve Board adopted a rule that allows bank holding companies to continue to treat capital securities as Tier 1 capital, but imposed stricter quantitative limits that take effect after a five-year transition period ending March 31, 2009. Management believes the new rule will not have any material effect on Key’s financial condition.
KeyCorp unconditionally guarantees the following payments or distributions on behalf of the trusts:

♦	required distributions on the capital securities;

♦	the redemption price when a capital security is redeemed; and

♦	the amounts due if a trust is liquidated or terminated.
During the first three months of 2008, the KeyCorp Capital X trust issued $740 million of securities. Additionally, KeyCorp obtained $80 million of capital securities in conjunction with the January 1 acquisition of U.S.B. Holding Co., Inc. These securities are held by the Union State Capital I, Union State Statutory II and Union State Statutory IV business trusts shown in the table below.
The capital securities, common stock and related debentures are summarized as follows:

				Principal		Interest Rate	Maturity
	Capital			Amount of		of Capital	of Capital
	Securities,		Common	Debentures,		Securities and	Securities and
dollars in millions	Net of Discount	[a]	Stock	Net of Discount	[b]	Debentures [c]	Debentures

March 31, 2008
KeyCorp Capital I	$197		$8	$201		5.469%	2028
KeyCorp Capital II	190		8	179		6.875	2029
KeyCorp Capital III	240		8	217		7.750	2029
KeyCorp Capital V	173		5	195		5.875	2033
KeyCorp Capital VI	77		2	83		6.125	2033
KeyCorp Capital VII	250		8	279		5.700	2035
KeyCorp Capital VIII	272		—	292		7.000	2066
KeyCorp Capital IX	532		—	533		6.750	2066
KeyCorp Capital X	772		—	740		8.000	2068
Union State Capital I	21		1	29		9.580	2027
Union State Statutory II	20		—	29		6.824	2031
Union State Statutory IV	9		—	22		7.058	2034

Total	$2,753		$40	$2,799		6.985%	—

December 31, 2007	$1,848		$39	$1,896		6.599%	—

March 31, 2007	$1,804		$39	$1,845		6.611%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Included in certain capital securities at March 31, 2008, December 31, 2007, and March 31, 2007, are basis adjustments of $170 million, $55 million and $11 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2007 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by Capital I); March 18, 1999 (for debentures owned by Capital II); July 16, 1999 (for debentures owned by Capital III); July 31, 2006 (for debentures owned by Union State Statutory II); February 1, 2007 (for debentures owned by Union State Capital I); July 21, 2008 (for debentures owned by Capital V); December 15, 2008 (for debentures owned by Capital VI); April 7, 2009 (for debentures owned by Union State Statutory IV); June 15, 2010 (for debentures owned by Capital VII); June 15, 2011 (for debentures owned by Capital VIII); December 15, 2011 (for debentures owned by Capital IX); and March 15, 2013 (for debentures owned by Capital X); and (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by Union State Statutory IV, Capital I, Capital V, Capital VI, Capital VII, Capital VIII, Capital IX or Capital X are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Union State Capital I are redeemed before they mature, the redemption price will be 104.31% of the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Union State Statutory II are redeemed before they mature, the redemption price will be 106.00% of the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp. Included in the principal amount of debentures at March 31, 2008, December 31, 2007, and March 31, 2007, are adjustments relating to hedging with financial instruments totaling $176 million, $64 million and $13 million, respectively.

(c)	The interest rates for Capital II, Capital III, Capital V, Capital VI, Capital VII, Capital VIII, Capital IX, Capital X and Union State Capital I are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The rates shown as the totals at March 31, 2008, December 31, 2007, and March 31, 2007, are weighted-average rates.
11. Employee Benefits
Pension Plans
The components of net pension cost and the amount recognized in comprehensive income for all funded and unfunded plans are as follows:

	Three months ended
	March 31,
in millions	2008	2007

Service cost of benefits earned	$13	$14
Interest cost on projected benefit obligation	16	15
Expected return on plan assets	(23)	(22)
Amortization of losses	3	8
Curtailment gain	—	(3)

Net pension cost	$9	$12

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
The components of net postretirement benefit cost and the amount recognized in comprehensive income for all funded and unfunded plans are as follows:

	Three months ended
	March 31,
in millions	2008	2007

Service cost of benefits earned	—	$1
Interest cost on accumulated postretirement benefit obligation	$1	1
Expected return on plan assets	(1)	(1)

Net postretirement benefit cost	—	$1

12. Income Taxes
Lease Financing Transactions
In the ordinary course of business, Key’s equipment finance business unit (“KEF”) enters into various types of lease financing transactions. Between 1996 and 2004, KEF entered into three types of lease financing transactions with both foreign and domestic customers (primarily municipal authorities) for terms ranging from ten to fifty years. Lease in, lease out (“LILO”) transactions are leveraged leasing transactions in which KEF leases property from an unrelated third party and then leases the property back to that party. The transaction is similar to a sale-leaseback, except that KEF leases the property rather than purchasing it. Qualified Technological Equipment Leases (“QTEs”) and Service Contract Leases are even more like sale-leaseback transactions, as KEF is considered to be the purchaser of the equipment for tax purposes. LILO and Service Contract Lease transactions involve commuter rail equipment, public utility facilities and commercial aircraft. QTE transactions involve sophisticated high technology hardware and related software, such as telecommunications equipment.
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
Prior to 2004, LILO, QTE and Service Contract Leases were prevalent in the financial services industry and in certain other industries. The tax treatment that Key applied was based on applicable statutes, regulations and judicial authority. However, in subsequent years, the Internal Revenue Service (“IRS”) has challenged the tax treatment of these transactions by a number of bank holding companies and other corporations.
The IRS has completed audits of Key’s income tax returns for the 1995 through 2003 tax years and has disallowed all net deductions that relate to LILOs, QTEs and Service Contract Leases. Key appealed the examination results for the tax years 1995 through 1997, which pertained to LILOs only, to the Appeals Division of the IRS. During the fourth quarter of 2005, discussions with the Appeals Division were discontinued without a resolution. In April 2006, Key received a final assessment from the IRS, consisting of taxes, interest and penalties, disallowing all LILO deductions taken in the 1995-1997 tax years. Key paid the final assessment and filed a refund claim for the total amount. Key also has filed appeals with the Appeals Division of the IRS with regard to the proposed disallowance of the LILO, QTE and Service Contract Lease deductions taken in the 1998 through 2003 tax years. Key and the Appeals Division of the IRS have ongoing discussions regarding these transactions, as well as the LILOs entered into for the tax years 1995 through 1997. Management continues to believe that Key’s treatment of these lease financing transactions is appropriate and in compliance with applicable tax law and regulations. Key intends to vigorously pursue the IRS appeals process and litigation alternatives.
In addition, in connection with one Service Contract Lease transaction entered into by AWG Leasing Trust (“AWG Leasing”), in which Key is a partner, the IRS completed its audit for the 1998 through 2003 tax years, disallowed all deductions related to the transaction for those years and assessed penalties. In March 2007, Key filed a lawsuit in the United States District Court for the Northern District of Ohio (captioned AWG Leasing Trust, KSP Investments, Inc., as Tax Matters Partner v. United States of America, and referred to herein as the “AWG Leasing Litigation”) claiming that the disallowance of the deductions and assessment of penalties were erroneous. The case proceeded to a bench trial on January 21, 2008, and post-trial briefing was completed on March 25, 2008. The parties are awaiting a decision.
Management believes Key’s tax position is correct and well-supported by applicable statutes, regulations and judicial authority, but litigation is inherently uncertain. Consequently, management cannot predict the outcome of the AWG Leasing Litigation or Key’s other disputes with the IRS related to LILO, QTE or Service Contract Lease transactions. If Key were not to prevail in these efforts, in addition to accrued deferred taxes of approximately $1.7 billion reflected on Key’s balance sheet at March 31, 2008, Key would owe interest on any taxes, and possibly penalties. In the event these matters do not come to a favorable resolution, management estimates that, at March 31, 2008, the after-tax interest cost on any taxes due could reach $435 million, exclusive of additional interest accrued during the first quarter of 2008 for LILO transactions as described below. This amount would vary based upon the then applicable interest rates, and grow over the period any tax assessments remain outstanding. Management has not established reserves for any such interest or penalties. An adverse outcome in these disputes could have a material adverse effect on Key’s results of operations and a potentially substantial impact on capital, as discussed below.
During the first quarter of 2008, Key increased the amount of unrecognized tax benefits associated with its LILO transactions by $46 million. This adjustment resulted from an updated assessment of Key’s tax position performed by management in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The adjustment reflects a change in the projected timing of the recognition of certain LILO tax deductions. During the first quarter, Key accrued associated interest charges of $27 million ($17 million after tax), which are included in “income taxes” on the income statement.
The increase in unrecognized tax benefits associated with Key’s LILO transactions necessitated a recalculation of Key’s lease income under FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” The recalculation resulted in a $21 million reduction to Key’s earnings for the first quarter of 2008, including a $3 million reduction to lease income and an $18 million increase to the provision for income taxes.
An adverse outcome in the AWG Leasing Litigation, certain settlement scenarios or other factors, including the outcomes in leveraged lease litigation involving taxpayers other than Key, could change management’s current assumptions pertaining to the expected timing of the cash flows related to income taxes for some or all of the leveraged lease transactions previously described. In the event of such a change in management’s assumptions, in accordance with Staff Position No. 13-2, Key would be required to recalculate its lease income from the inception of the affected leases and recognize a reduction in its net investment, with a corresponding charge to earnings in the period in which the recalculation occurs. Management is currently unable to determine the ultimate financial impact, if any, of these events because of the uncertainty of the outcome of the AWG Leasing Litigation, the range of possible settlement opportunities that might be available to Key and other factors. Management believes that under certain outcomes, the required recalculation would result in a charge that could have a material adverse effect on Key’s results of operations and a potentially substantial impact on its capital. However, management would expect future earnings to increase over the remaining term of the affected leases by an amount equal to a substantial portion of the charge.
As permitted under FASB Interpretation No. 48, Key continues to recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2008, Key recognized $28 million of interest, of which $27 million was attributable to the increase in unrecognized tax benefits associated with its LILO transactions. Key’s liability for accrued interest payable was $49 million at March 31, 2008.
Key files United States federal income tax returns, as well as returns in various state and foreign jurisdictions. With the exception of the California and New York jurisdictions, Key is not subject to income tax examinations by tax authorities for years prior to 2001. Income tax returns filed in California and New York are subject to examination beginning with the years 1995 and 2000, respectively. As previously discussed, the audits of the 1998 through 2003 federal income tax returns are currently on appeal to the Appeals Division of the IRS. The outcomes of these appeals could impact the recognition of benefits related to Key’s tax positions.

13. Contingent Liabilities and Guarantees
Legal Proceedings
Tax disputes. In the ordinary course of business, Key enters into transactions that have tax consequences. On occasion, the IRS may challenge a particular tax position taken by Key. The IRS has completed audits of Key’s income tax returns for the 1995 through 2003 tax years and has disallowed all deductions taken in those tax years that relate to certain lease financing transactions. Further information on these matters and on the potential implications to Key is included in Note 12 (“Income Taxes”), which begins on page 25.
Honsador litigation. In November 2004, Key Principal Partners, LLC (“KPP”), a Key affiliate, was sued in Hawaii state court in connection with KPP’s investment in a Hawaiian business. On May 23, 2007, in the case of Honsador Holdings LLC v. KPP, the jury returned a verdict in favor of the plaintiffs. On June 13, 2007, the state court entered a final judgment in favor of the plaintiffs in the amount of $38.25 million. During the three months ended June 30, 2007, Key established a $42 million reserve for the verdict, legal costs and other expenses associated with this lawsuit. As previously reported, Key has filed a notice of appeal with the Intermediate Court of Appeals for the State of Hawaii (the “ICA”), and the appeal is currently pending before the ICA.
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
Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at March 31, 2008. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 69 of Key’s 2007 Annual Report to Shareholders.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial Guarantees:
Standby letters of credit	$14,413	$44
Recourse agreement with FNMA	575	4
Return guarantee agreement with LIHTC investors	298	56
Written interest rate caps [a]	126	30
Default guarantees	30	1

Total	$15,442	$135

(a)	As of March 31, 2008, the weighted-average interest rate of written interest rate caps was 3.1%, and the weighted-average strike rate was 5.6%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
Standby letters of credit. Many of Key’s lines of business issue standby letters of credit to address clients’ financing needs. These instruments obligate Key to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans: they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At March 31, 2008, Key’s standby letters of credit had a remaining weighted-average life of approximately 2.4 years, with remaining actual lives ranging from less than one year to as many as eleven years.

Recourse agreement with Federal National Mortgage Association. KeyBank participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KeyBank has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan KeyBank sells to FNMA. Accordingly, KeyBank maintains a reserve for such potential losses in an amount estimated by management to approximate the fair value of KeyBank’s liability. At March 31, 2008, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.6 years, and the unpaid principal balance outstanding of loans sold by KeyBank as a participant in this program was approximately $1.8 billion. The maximum potential amount of undiscounted future payments that KeyBank may be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at March 31, 2008. If KeyBank is required to make a payment it would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.
Return guarantee agreement with LIHTC investors. Key Affordable Housing Corporation (“KAHC”), a subsidiary of KeyBank, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return that is based on the financial performance of the property and the property’s confirmed LIHTC status throughout a fifteen-year compliance period. If KAHC defaults on its obligation to provide the guaranteed return, Key is obligated to make any necessary payments to investors. In October 2003, management elected to discontinue new partnerships under this program. Additional information regarding these partnerships is included in Note 8 (“Variable Interest Entities”) on page 21.
No recourse or collateral is available to offset Key’s guarantee obligation other than the underlying income stream from the properties. These guarantees have expiration dates that extend through 2018. Key meets its obligations pertaining to the guaranteed returns generally by distributing tax credits and deductions associated with the specific properties.
As shown in the table on page 27, KAHC maintained a reserve in the amount of $56 million at March 31, 2008, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized as a component of the recorded liability.
Written interest rate caps. In the ordinary course of business, Key “writes” interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At March 31, 2008, these caps had a weighted-average life of approximately 2.0 years.
Key is obligated to pay the client if the applicable benchmark interest rate exceeds a specified level (known as the “strike rate”). These instruments are accounted for as derivatives. Key mitigates its potential future payments by entering into offsetting positions with third parties.
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
Significant liquidity facilities that support asset-backed commercial paper conduits. Key provides liquidity facilities to several unconsolidated third-party commercial paper conduits. These facilities obligate Key to provide funding if there is a disruption in credit markets or other factors exist that preclude the issuance of commercial paper by the conduits. The liquidity facilities, all of which expire by November 10, 2010, obligate Key to provide aggregate funding of up to $805 million, with individual facilities ranging from $10 million to $125 million. The aggregate amount available to be drawn is based on the amount of current commitments to borrowers and totaled $653 million at March 31, 2008. Key’s commitments to provide liquidity are periodically evaluated by management.
Indemnifications provided in the ordinary course of business. Key provides certain indemnifications primarily through representations and warranties in contracts that are entered into in the ordinary course of business in connection with loan sales and other ongoing activities, as well as in connection with purchases and sales of businesses. Key maintains reserves, when appropriate, with respect to liability it reasonably expects to incur in connection with these indemnities.
Intercompany guarantees. KeyCorp and certain other Key affiliates are parties to various guarantees that facilitate the ongoing business activities of other Key affiliates. These business activities encompass debt issuance, certain lease and insurance obligations, investments and securities, and certain leasing transactions involving clients.
14. Derivatives and Hedging Activities
Key, mainly through its subsidiary bank, KeyBank, is party to various derivative instruments that are used for asset and liability management, credit risk management and trading purposes. Derivatives instruments are contracts between two or more parties. They have a notional amount and underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and drives the market value of the derivative contract.
The primary derivatives that Key uses are interest rate swaps, caps and futures, credit derivatives and foreign exchange forward contracts. Generally, these instruments help Key manage exposure to market risk, mitigate the credit risk inherent in the loan portfolio and meet client financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors.
Derivative assets and liabilities are recorded at fair value on the balance sheet, after taking into account the effects of master netting agreements. These agreements allow Key to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with the related cash collateral. As a result, Key could have derivative contracts with negative fair values included in derivative assets on the balance sheet and contracts with positive fair values included in derivative liabilities. As indicated below, at March 31, 2008, some of Key’s hedging derivative contracts with positive fair values were included in derivative liabilities.
At March 31, 2008, Key had $622 million of derivative assets and a $138 million debit balance in derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, Key had trading derivative assets of $886 million and trading derivative liabilities of $603 million.

Counterparty Credit Risk
The following table summarizes the fair value of Key’s derivative assets by type. These assets represent Key’s exposure to potential loss after taking into account the effects of master netting agreements and other means used to mitigate risk.

	March 31,	December 31,	March 31,
in millions	2008	2007	2007

Interest rate	$1,513	$850	$469
Foreign exchange	255	492	74
Energy	196	52	12
Credit	5	13	2
Equity	25	34	44

Derivative assets before cash collateral	1,994	1,441	601
Less: Related cash collateral	486	562	188

Total derivative assets	$1,508	$879	$413

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
Key uses two additional means to manage exposure to credit risk on derivative contracts. First, Key generally enters into bilateral collateral and master netting agreements. These agreements provide for the net settlement of all contracts with a single counterparty in the event of default. Second, Key’s Credit Administration department monitors credit risk exposure to the counterparty on each contract to determine appropriate limits on Key’s total credit exposure and decide whether to demand collateral. If Key determines that collateral is required, it is generally collected immediately. Key generally holds collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government sponsored enterprises or the Government National Mortgage Association. The cash collateral netted against derivative assets on the balance sheet was $486 million at March 31, 2008, $562 million at December 31, 2007, and $188 million at March 31, 2007. The cash collateral netted against derivative liabilities was $309 million at March 31, 2008, $254 million at December 31, 2007, and $102 million at March 31, 2007.
At March 31, 2008, Key was party to derivative contracts with 54 different counterparties. These derivatives include interest rate swaps and caps, credit derivatives, foreign exchange contracts, equity derivatives and energy derivatives. Among these were contracts entered into to offset the risk of loss associated with contracts entered into to accommodate clients. Key had aggregate exposure of $791 million on these instruments to 32 of the 54 counterparties. However, at March 31, 2008, Key held approximately $790 million in pooled collateral to mitigate that exposure, resulting in net exposure of $1 million. The largest exposure to an individual counterparty was approximately $308 million, which is secured with approximately $265 million in collateral.
Asset and Liability Management
Key uses fair value and cash flow hedging strategies to manage its exposure to interest rate risk. These strategies reduce the potential adverse impact of interest rate movements on future net interest income. For more information about these asset and liability management strategies, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2007 Annual Report to Shareholders.

The change in “accumulated other comprehensive income (loss)” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2008	of Gains to	March 31,
in millions	2007	Hedging Activity	Net Income	2008

Accumulated other comprehensive income (loss) resulting from cash flow hedges	$103	$139	$(1)	$241

Key reclassifies gains and losses from “accumulated other comprehensive income (loss)” to earnings when a hedged item causes Key to pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell or securitize commercial real estate loans. If interest rates, yield curves and notional amounts remain at current levels, management expects to reclassify an estimated $15 million of net gains on derivative instruments from “accumulated other comprehensive income (loss)” to earnings during the next twelve months. The maximum length of time over which forecasted transactions are hedged is 20 years.
Credit Risk Management
Key uses credit derivatives — primarily credit default swaps — to mitigate credit risk by transferring a portion of the risk associated with the underlying extension of credit to a third party. These instruments are also used to manage portfolio concentration and correlation risks. At March 31, 2008, the notional amount of credit default swaps purchased by Key was $1.1 billion. Key also provides credit protection to other lenders through the sale of credit default swaps. These transactions may generate fee income and can diversify overall exposure to credit loss. At March 31, 2008, the notional amount of credit default swaps sold by Key was $200 million.
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
The fair values of these trading portfolio items are included in “derivative assets” or “derivative liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $14 million at March 31, 2008, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2007 Annual Report to Shareholders.

15. Fair Value Measurements
Effective January 1, 2008, Key adopted SFAS No. 157, “Fair Value Measurements,” for all applicable financial and nonfinancial assets and liabilities. This accounting guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. Additional information pertaining to Key’s accounting policy for fair value measurements is summarized in Note 1 (“Basis of Presentation”) under the heading “Fair Value Measurements” on page 8.
Fair Value Determination
As defined in SFAS No. 157, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants in Key’s principal market. Key has established and documented its process for determining the fair values of its assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, management determines the fair value of Key’s assets and liabilities using valuation models or third-party pricing services, both of which rely on market-based parameters when available, such as interest rate yield curves, option volatilities and credit spreads, or unobservable inputs. Unobservable inputs may be based on management’s judgment, assumptions and estimates related to credit quality, liquidity, interest rates and other relevant inputs.
Valuation adjustments, such as those pertaining to counterparty and Key’s own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value. Credit valuation adjustments are made when market pricing is not indicative of the counterparty’s credit quality. Most classes of derivative contracts are valued using internally-developed models based on market-standard derivative pricing conventions, which rely primarily on observable market inputs, such as interest rate yield curves and volatilities. Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. In determining the fair value of derivatives, management applies cash collateral and/or a default reserve to reflect the credit quality of the counterparty.
Liquidity valuation adjustments are made when management is unable to observe recent market transactions for identical or similar instruments. Management adjusts the fair value to reflect the uncertainty in the pricing and trading of the instrument. Liquidity valuation adjustments are based on the following factors:
w	the amount of time since the last relevant valuation;

w	whether there is an actual trade or relevant external quote available at the measurement date; and

w	volatility associated with the primary pricing components.
Key has various controls in place to ensure that fair value measurements are accurate and appropriate. These controls include:
w	an independent review and approval of valuation models;

w	a detailed review of profit and loss conducted on a regular basis; and

w	validation of valuation model components against benchmark data and similar products, where possible.
Any changes to valuation methodologies are reviewed by management to ensure they are relevant and justified. Valuation methodologies are refined as more market-based data becomes available.

Fair Value Hierarchy
SFAS No. 157 establishes a three-level valuation hierarchy for determining fair value that is based on the transparency of the inputs used in the valuation process. The inputs used in determining fair value in each of the three levels of the hierarchy are as follows:
w	Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.

w	Level 2. Either: (i) quoted market prices for similar assets or liabilities; (ii) observable inputs, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data.

w	Level 3. Unobservable inputs.
The hierarchy gives the highest ranking to Level 1 inputs and the lowest ranking to Level 3 inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the overall fair value measurement.
Qualitative Disclosures of Valuation Techniques
Loans. Loans recorded as trading account assets are valued based on market spreads for identical or similar assets. Generally, these loans are classified as Level 2 since the fair value recorded is based on observable market data. Key corroborates these inputs periodically through a pricing service, which obtains data about actual transactions in the marketplace for identical or similar assets.
Securities (trading and available for sale). Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 instruments include highly liquid government bonds, securities issued by the U.S. Treasury and exchange-traded equity securities. If quoted prices are not available, management determines fair value using pricing models, quoted prices of similar securities or discounted cash flows. These instruments include assets such as municipal bonds and certain agency collateralized mortgage obligations and are classified as Level 2. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine fair value. Such instruments include certain mortgage-backed securities and restricted stock, and are classified as Level 3.
Private equity and mezzanine investments. Valuations of private equity and mezzanine investments, held primarily within Key’s Real Estate Capital and Corporate Banking Services line of business, are based primarily on management’s judgment due to the lack of readily determinable fair values, inherent illiquidity and the long-term nature of these assets. These investments are initially valued based upon the transaction price. The carrying amount is then adjusted upward or downward based upon the estimated future cash flows associated with the investments. Factors used in determining future cash flows include, but are not limited to, the cost of build-out, future selling prices, current market outlook and operating performance of the particular investment. The valuation of private equity and mezzanine investments is classified as Level 3.
Principal investments. Valuations of principal investments, made by KPP, are based on the underlying investments of the fund. In the case of equity securities where readily available market quotes exist, those market quotes are utilized, and the related investments are classified as Level 1. Most of KPP’s investments are in private companies without readily available market data. For these investments, the inputs are classified as Level 3 and are used in valuation methodologies such as discounted cash flows, price/earnings ratios, and multiples of earnings before interest, tax, depreciation and amortization.

Derivatives. Exchange-traded derivatives are valued using quoted prices and, therefore, are classified as Level 1. Only a few types of derivatives are exchange-traded; thus, the majority of Key’s derivative positions are valued using internally-developed models that use observable market inputs. These derivative contracts are classified as Level 2 and include interest rate swaps, options and credit default swaps. Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. In order to reflect the actual exposure on Key’s derivative contracts related to both counterparty and Key’s own creditworthiness, management records a fair value adjustment in the form of a reserve. The credit component is valued on a counterparty-by-counterparty basis and considers master netting agreements and collateral.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). The following table shows Key’s assets and liabilities measured at fair value on a recurring basis.

March 31, 2008				Netting
in millions	Level 1	Level 2	Level 3	Adjustments [a]	Total

ASSETS MEASURED ON A RECURRING BASIS
Trading account assets	$16	$701	$298	—	$1,015
Securities available for sale	66	8,162	3	—	8,231
Other investments	51	241	1,173	—	1,465
Derivative assets	349	3,298	9	$(2,148)	1,508
Accrued income and other assets	11	11	—	—	22

Total assets on a recurring basis at fair value	$493	$12,413	$1,483	$(2,148)	$12,241

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings	$21	$215	—	—	$236
Derivative liabilities	356	2,079	$1	$(1,971)	465

Total liabilities on a recurring basis at fair value	$377	$2,294	$1	$(1,971)	$701

(a)	Netting adjustments represent the amounts recorded to convert Key’s derivative assets and liabilities from a gross basis to a net basis in conjunction with Key’s January 1, 2008, adoption of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation 39.” The net basis takes into account the impact of master netting agreements which allow Key to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral.
Changes in Level 3 Fair Value Measurements
The following table shows the change in the fair values of Key’s Level 3 financial instruments for the three months ended March 31, 2008. Classification in Level 3 is based on the significance of unobservable inputs relative to the overall fair value measurement of the instrument. In addition to unobservable inputs, Level 3 instruments also may have inputs that are observable within the market. Management mitigates the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments through the use of securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following table; therefore, the gains or losses shown do not include the impact of Key’s risk management activities related to these Level 3 instruments.

	Three months ended March 31, 2008
	Trading		Securities
	Account		Available	Other		Derivative
in millions	Assets		for Sale	Investments		Instruments	[a]

Balance at beginning of period	$338		$4	$1,161		$6
Gains (losses):
Included in earnings	(35	) [b]	1 [c]	16	[d]	2	[b]
Included in other comprehensive income	—		(1)	—		—
Purchases, sales, issuances and settlements	(5)		(1)	(4)		—

Balance at end of period	$298		$3	$1,173		$8

Unrealized gains (losses) included in earnings	$(32	) [b]	—	$(6	) [d]	$2	[b]

(a)	Amount represents Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income” on the income statement.

(c)	Realized gains and losses on securities available for sale are reported in “net securities (losses) gains” on the income statement.

(d)	Other investments consist of principal investments, and private equity and mezzanine investments. Realized and unrealized gains and losses on principal investments are reported in “net gains from principal investments” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income” on the income statement.
Assets Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The following table presents Key’s assets measured at fair value on a nonrecurring basis.

March 31, 2008
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Loans held for sale	—	—	$866	$866
Accrued income and other assets	—	$5	30	35

Total assets on a nonrecurring basis at fair value	—	$5	$896	$901

During the first quarter of 2008, Key recorded a $79 million write-down of its commercial loans held for sale as a result of secondary market illiquidity and the absence of market data. As Key’s traditional exit markets for these loans have become less active, Key has begun to look for other means of exiting and valuing these loans. In the absence of market data, Key has begun to employ other valuation methodologies, including the use of third-party broker quotes, where available, and the application of liquidity adjustments to existing market data. The valuation methodologies employed are based primarily on Level 3 inputs.
Other real estate owned and other repossessed properties are valued based on appraisals and third-party price opinions, less estimated selling costs. Assets that are acquired through, or in lieu of, loan foreclosures are recorded as held for sale initially at the lower of the loan balance or fair value upon the date of foreclosure. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. These assets, which totaled $35 million at March 31, 2008, are considered to be nonrecurring items in the fair value hierarchy.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of March 31, 2008 and 2007, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods then ended. These financial statements are the responsibility of Key’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 22, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Cleveland, Ohio
May 5, 2008

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the first three months of 2008 and 2007. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 35. A description of Key’s business is included under the heading “Description of Business” on page 14 of Key’s 2007 Annual Report to Shareholders. This description does not reflect the reorganization within some of Key’s lines of business that took effect January 1, 2008. For a current description of Key’s lines of business, see Note 4 (“Line of Business Results”), which begins on page 13.
Terminology
This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.
w	KeyCorp refers solely to the parent holding company.

w	KeyBank refers to KeyCorp’s subsidiary bank, KeyBank National Association.

w	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

w	In November 2006, Key sold the subprime mortgage loan portfolio held by the Champion Mortgage finance business and announced a separate agreement to sell Champion’s origination platform. As a result of these actions, Key has accounted for this business as a discontinued operation. We use the phrase continuing operations in this document to mean all of Key’s business other than Champion. Key completed the sale of Champion’s origination platform in February 2007.

w	Key engages in capital markets activities primarily through business conducted by the National Banking group. These activities encompass a variety of products and services. Among other things, Key trades securities as a dealer, enters into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conducts transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

w	All earnings per share data included in this discussion are presented on a diluted basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options and other stock awards. Some of the financial information tables also include basic earnings per share, which takes into account only common shares outstanding.

w	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled “Capital,” which begins on page 66.
Forward-looking statements
This report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about Key’s long-term goals, financial condition, results of operations, earnings, levels of net loan charge-offs and nonperforming assets, interest rate exposure and profitability. These statements usually can be identified by the use of forward-looking language such as “our goal,” “our objective,” “our plan,” “will likely result,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “believes,” “estimates” or other similar words, expressions or conditional verbs such as “will,” “would,” “could” and “should.”

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
w	Interest rates could change more quickly or more significantly than management expects, which may have an adverse effect on Key’s financial results.

w	Trade, monetary and fiscal policies of various governmental bodies may affect the economic environment in which Key operates, as well as its financial condition and results of operations.

w	Changes in the stock markets, public debt markets and other capital markets, including continued disruption in the fixed income markets, could adversely affect Key’s ability to raise capital or other funding for liquidity and business purposes, as well as its revenues from client-based underwriting, investment banking and other capital markets-driven businesses.

w	Recent problems in the housing markets and related conditions in the financial markets, or other issues, such as the high price of oil or other commodities, could cause further deterioration in general economic conditions, or in the condition of the local economies or industries in which Key has significant operations or assets, and, among other things, materially impact credit quality in existing portfolios and/or Key’s ability to generate loans in the future.

w	Increasing interest rates or further weakening economic conditions could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans. Additionally, the allowance for loan losses may be insufficient if the estimates and judgments management used to establish that allowance prove to be inaccurate.

w	Increased competitive pressure among financial services companies may adversely affect Key’s ability to market its products and services.

w	It could take Key longer than anticipated to implement strategic initiatives, including those designed to grow revenue or manage expenses; Key may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

w	Acquisitions and dispositions of assets, business units or affiliates could adversely affect Key in ways that management has not anticipated.

w	Key may experience operational or risk management failures due to technological or other factors.

w	Changes in accounting principles, or in tax laws, rules and regulations could have an adverse effect on Key’s financial results or its capital.

w	Key may become subject to new legal obligations or liabilities, or the unfavorable resolution of pending litigation may have an adverse effect on its financial results or its capital.

w	Key may become subject to new or heightened regulatory practices, requirements or expectations which may impede its profitability.

w	Terrorist activities or military actions could disrupt the economy and the general business climate, which may have an adverse effect on Key’s financial results or condition and that of its borrowers.

Long-term goals
Key’s long-term financial goals are to grow its earnings per common share and achieve a return on average equity, each at or above the respective median of its peer group. The strategy for achieving these goals is described under the heading “Corporate Strategy” on page 16 of Key’s 2007 Annual Report to Shareholders.
Key occasionally uses capital that is not needed to meet internal guidelines and minimum regulatory requirements to repurchase common shares in the open market or through privately-negotiated transactions. As a result of such repurchases, Key’s weighted-average fully-diluted common shares decreased to 399.8 million shares for the first three months of 2008 from 403.5 million shares for the same period last year. Reducing the share count can foster both earnings per share growth and improved returns on average equity, but Key’s share repurchase activity has never been significant enough to have a material effect on either of these profitability measures.
Economic overview
Real estate values and home sales continued to decline during the first quarter of 2008. March new home sales were down 37% and existing home sales were down 19% from the respective sales levels reported for the same month last year, while the median price of existing homes fell by more than 7%. The decline in home sales has caused builders to slow construction, as housing starts were down 36% from March 2007, and the volume of building permits hit a seventeen-year low. Additionally, home foreclosure filings rose by 57%, as adjustable-rate mortgages reset to higher monthly payments and property owners have found it difficult to sell their homes or refinance their mortgages.
Continued concern over mortgage defaults and declining real estate prices caused disruptions in the secondary mortgage markets and further diminished asset values on the balance sheets of financial institutions. These distressed valuations strained already depleted capital levels at banks. Additionally, some institutions that had large amounts of funding tied to the value of those mortgage assets found themselves under extreme liquidity pressures. The Federal Reserve took unprecedented actions to preserve the stability of the financial markets as liquidity pressures and credit availability worsened. In response to these conditions, the Federal Reserve lowered the federal funds target rate to 2.25% from 4.25% during the first quarter of 2008, including an emergency inter-meeting reduction of 75 basis points in January. The Federal Reserve also broadened the types of collateral it accepts for loans and created a variety of new facilities to enhance market liquidity. Nonetheless, for regional banking institutions such as Key, access to the capital markets for unsecured term debt continues to be severely restricted, with investors requiring much wider spreads over risk-free U.S. Treasury obligations to make new investments.
Signs of continued financial stress on consumers were also present during the first quarter of 2008. During the first three months of the year, the economy lost 240,000 jobs and the average unemployment rate rose to 4.9% from the 2007 average of 4.6%. The price of oil rose from $66 per barrel one year ago to $102 per barrel at March 31, 2008, an unprecedented level, the full impact of which has not yet been fully realized or possibly understood. Through March, consumer spending slowed to an average monthly rate of .3%, compared to an average monthly rate of .5% in 2007, and March consumer confidence dropped to a five-year low. Consumer prices in March increased 4.0% from March 2007, compared to a 4.1% increase for all of 2007. While mortgage rates were essentially unchanged, the benchmark ten-year Treasury yield declined to 3.41% at March 31, 2008, from 4.02% at December 31, 2007. The two-year Treasury yield began 2008 at 3.05% and closed the first quarter at 1.59%.

Demographics. The extent to which Key’s business has been affected by continued volatility and weakness in the housing market is directly related to the state of the economy in the regions in which its two major business groups, Community Banking and National Banking, operate.
Key’s Community Banking group serves consumers and small to mid-sized businesses by offering a variety of deposit, investment, lending and wealth management products and services. These products and services are provided through a 14-state branch network organized into four geographic regions as defined by management: Northwest, Rocky Mountains, Great Lakes and Northeast. Figure 1 shows the geographic diversity of the Community Banking group’s average core deposits, commercial loans and home equity loans.
Figure 1. Community Banking Geographic Diversity

	Geographic Region
Three months ended March 31, 2008		Rocky
dollars in millions	Northwest	Mountains	Great Lakes	Northeast	Nonregion [a]	Total

Average core deposits	$9,687	$3,558	$14,059	$13,398	$1,678	$42,380
Percent of total	22.8%	8.4%	33.2%	31.6%	4.0%	100.0%

Average commercial loans	$4,088	$2,032	$4,782	$3,302	$1,389	$15,593
Percent of total	26.2%	13.0%	30.7%	21.2%	8.9%	100.0%

Average home equity loans	$2,721	$1,251	$2,924	$2,665	$132	$9,693
Percent of total	28.1%	12.9%	30.2%	27.5%	1.3%	100.0%

(a)	Represents core deposit, commercial loan and home equity loan products centrally managed outside of the four Community Banking regions.
Key’s National Banking group includes those corporate and consumer business units that operate nationally, within and beyond the 14-state branch network, as well as internationally. The specific products and services offered by the National Banking group are described in Note 4 (“Line of Business Results”), which begins on page 13.
The diversity of Key’s commercial real estate lending business based on industry type and location is shown in Figure 16 on page 59. The homebuilder loan portfolio within the National Banking group has been adversely affected by the downturn in the U.S. housing market. As a result of deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio, principally in Florida and southern California, and the significant increase in the level of related nonperforming loans since mid-2007, management has taken action to increase Key’s allowance for loan losses.
Results for the National Banking group have also been affected adversely by continued volatility in the capital markets, which led to declines in the market values at which certain assets (primarily commercial real estate loans and securities held for sale or trading) are recorded. During the first quarter of 2008, management placed hedges on Key’s remaining previously unhedged commercial real estate mortgage loans held for sale to protect against further declines in market values that may result from changes in credit spreads and other market-driven factors. Additionally, management transferred $3.3 billion of Key’s education loans held for sale to the held-to-maturity loan portfolio in response to the continued disruption in the student loan securitization market.
During the first quarter of 2008, the banking industry, including Key, continued to experience commercial and industrial loan growth, due in part to increased reliance by borrowers on commercial lines of credit in the volatile capital markets environment.

Critical accounting policies and estimates
Key’s business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies in many areas. These choices are critical; not only are they necessary to comply with U.S. generally accepted accounting principles (“GAAP”); they also reflect management’s view of the appropriate way to record and report Key’s overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”), which begins on page 65 of Key’s 2007 Annual Report to Shareholders, should be reviewed for a greater understanding of how Key’s financial performance is recorded and reported.
In management’s opinion, some accounting policies are more likely than others to have a significant effect on Key’s financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance, or require management to exercise judgment and to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate.
Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses; loan securitizations; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears on pages 17 through 19 of Key’s 2007 Annual Report to Shareholders.
Effective January 1, 2008, Key adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In the absence of quoted market prices, management determines the fair value of Key’s assets and liabilities using internally-developed models which are based on management’s judgment, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant inputs. Key’s adoption of this accounting guidance and the process used in determining fair values is more fully described in Note 1 (“Basis of Presentation”) under the heading “Fair Value Measurements” on page 8, and Note 15 (“Fair Value Measurements”), which begins on page 32.
Highlights of Key’s Performance
Financial performance
Key’s first quarter 2008 income from continuing operations was $218 million, or $.54 per diluted common share. This compares to income from continuing operations of $358 million, or $.89 per share, for the first quarter of 2007, and $22 million, or $.06 per share, for the fourth quarter of 2007.
Net income totaled $218 million, or $.54 per diluted common share, for the first quarter of 2008, compared to net income of $350 million, or $.87 per share, for the first quarter of 2007 and $25 million, or $.06 per share, for the fourth quarter of 2007.
Figure 2 shows Key’s continuing and discontinued operating results and related performance ratios for the three-month periods ended March 31, 2008, December 31, 2007, and March 31, 2007. Key’s financial performance for each of the past five quarters is summarized in Figure 4 on page 45.

Figure 2. Results of Operations

	Three months ended
dollars in millions, except per share amounts	3-31-08	12-31-07	3-31-07

SUMMARY OF OPERATIONS
Income from continuing operations	$218	$22	$358
Income (loss) from discontinued operations, net of taxes [a]	—	3	(8)

Net income	$218	$25	$350

PER COMMON SHARE — ASSUMING DILUTION [b]
Income from continuing operations	$.54	$.06	$.89
Income (loss) from discontinued operations [a]	—	.01	(.02)

Net income	$.54	$.06	$.87

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	.85%	.09%	1.58%
Return on average equity	10.38	1.11	19.06
From consolidated operations:
Return on average total assets	.85%	.10%	1.54%
Return on average equity	10.38	1.26	18.63

(a)	Key sold the subprime mortgage loan portfolio held by the Champion Mortgage finance business in November 2006, and completed the sale of Champion’s origination platform in February 2007. As a result of these actions, Key has accounted for this business as a discontinued operation.

(b)	Earnings per share may not foot due to rounding.
Key’s earnings for the first three months of 2008 were adversely affected by volatility in the capital markets and rising credit costs facing the financial services industry as a whole. In response to these conditions, during the first quarter, Key continued to take actions to mitigate the effects of future market volatility on its held-for-sale and trading portfolios. These actions include the placement of hedges on Key’s remaining previously unhedged commercial real estate mortgage loans held for sale to protect against declines in market values that may result from changes in credit spreads and other market-driven factors, and the transfer of $3.3 billion of education loans held for sale to the held-to-maturity loan portfolio in response to the continued disruption in the student loan securitization market.
With nonperforming assets continuing to rise in this challenging credit environment, Key also continued to add to its allowance for loan losses, which represented 1.70% of total loans and 123.15% of Key’s nonperforming loans at March 31, 2008. Management believes that this increase to the allowance, along with the actions taken in the fourth quarter of 2007 to bolster Key’s allowance, reduce expenses and curtail certain higher risk or nonrelationship businesses, place Key in a better position to weather the current softness in the economy.
While current market conditions remain challenging, management intends to continue to focus on Key’s relationship business model, carefully manage expenses and upgrade delivery platforms to maintain Key’s readiness to respond to business opportunities as they emerge.
As shown in the following table, the comparability of Key’s earnings for the current, prior and year-ago quarters is affected by several significant items.

Figure 3. Significant Items Affecting the Comparability of Earnings

	Three months ended			Three months ended			Three months ended
	March 31, 2008			December 31, 2007			March 31, 2007
	Pre-tax	After-tax	Impact	Pre-tax	After-tax	Impact	Pre-tax	After-tax	Impact
in millions, except per share amounts	Amount	Amount	on EPS	Amount	Amount	on EPS	Amount	Amount	on EPS

Gain from redemption of Visa Inc. shares	$165	$103	$.26	___	___	___	___	___	___
Liability to Visa	___	___	___	$(64)	$(40)	$(.10)	___	___	___
Realized and unrealized (losses) gains on loan and securities portfolios held for sale or trading	(128)	(80)	(.20)	(30)	(19)	(.05)	$22	$14	$.03
Additional reserve for LILO transactions	(3)	(38)	(.10)	___	___	___	___	___	___
McDonald Investments branch network [a]	___	___	___	___	___	___	159	99	.25
Gain from settlement of automobile residual value insurance litigation	___	___	___	___	___	___	26	17	.04
Loss from repositioning of securities portfolio	___	___	___	___	___	___	(49)	(31)	(.08)

(a)	Represents the financial effect of the McDonald Investments branch network, including a gain of $171 million ($107 million after tax) from the February 9, 2007, sale of that network.
LILO = Lease in, lease out transactions
EPS = Earnings per diluted common share
Key’s provision for loan losses was $187 million for the first quarter of 2008, up from $44 million for the same period one year ago. The increase was due primarily to continued weakness in the housing market and the related impact on the residential properties segment of Key’s commercial real estate construction portfolio, as well as an additional loan loss provision recorded in connection with the transfer of education loans from held-for-sale status to the loan portfolio. Also, during the first quarter of 2008, credit spreads continued to widen, causing the market values of Key’s loan and securities portfolios held for sale or trading to decrease. During the first quarter, Key recorded net losses of $101 million from loan sales and write-downs, $21 million from dealer trading and derivatives, and $6 million from certain real estate-related investments, for a total of $128 million in net losses. This compares to net gains of $22 million from these activities for the first quarter of 2007 and net losses of $30 million for the fourth quarter of 2007.
Events leading to the recognition of other items presented in Figure 3, as well as other factors that contributed to the changes in Key’s revenue and expense components from those reported for the first quarter of 2007, are reviewed in detail throughout the remainder of the Management’s Discussion & Analysis section.
Financial outlook
As discussed above, during the first quarter of 2008, Key added to its provision for loan losses in response to deteriorating market conditions in the residential properties segment of the commercial real estate construction portfolio. Also, since July 2007, the fixed income markets have experienced extraordinary volatility, rapidly widening credit spreads and significantly reduced liquidity. Key participates in these markets through business conducted by its National Banking group and through principal investing activities, and Key is also impacted by activity in these markets in other important ways. Changes in market conditions, including most significantly the widening of credit spreads, can adversely affect the market values of Key’s loan and securities portfolios held for sale or trading, resulting in the recognition of both realized and unrealized losses. Additionally, the widening of credit spreads and the overall reduction in liquidity have exerted pressure on Key’s net interest margin. As discussed earlier, during the first quarter of 2008, management continued to take actions to mitigate the effects of future capital markets volatility on Key’s held-for-sale and trading portfolios.

Management expects that in 2008 Key will experience:
♦	a net interest margin of around 3.30%;

♦	a low- to mid-single digit percentage increase in loans, excluding acquired balances;

♦	a low single digit percentage increase in core deposits;

♦	net loan charge-offs in the range of .65% to .90% of average loans;

♦	a low single digit percentage increase in expenses, excluding the 2007 charges for Key’s liability to Visa and for losses on lending-related commitments; and

♦	an effective tax rate of around 32% on a taxable-equivalent basis.
Strategic developments
Management initiated a number of specific actions during 2008 and 2007 to support Key’s corporate strategy.
♦	On January 1, 2008, Key acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. The acquisition doubles Key’s branch penetration in the attractive Lower Hudson Valley area. Assets and deposits acquired in this transaction were assigned to both the Community Banking and National Banking groups.

♦	On December 20, 2007, Key announced its decision to exit dealer-originated home improvement lending activities, which involve prime loans but are largely out-of-footprint. Key also announced that it will cease offering Payroll Online services, which are not of sufficient size to provide economies of scale to compete profitably. Additionally, Key has moved to cease conducting business with nonrelationship homebuilders outside of its 14-state Community Banking footprint.

♦	On October 1, 2007, Key acquired Tuition Management Systems, Inc., one of the nation’s largest providers of outsourced tuition planning, billing, counseling and payment services. Headquartered in Warwick, Rhode Island, Tuition Management Systems serves more than 700 colleges, universities, elementary and secondary educational institutions. The combination of the payment plan systems and technology in place at Tuition Management Systems and the array of payment plan products offered by Key’s Consumer Finance line of business created one of the largest payment plan providers in the nation.

♦	On February 9, 2007, McDonald Investments Inc., a wholly-owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets. Key retained the corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KeyBank continues to operate the Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed the registered broker/dealer through which our corporate and institutional investment banking and securities businesses operate. The new name is KeyBanc Capital Markets Inc.

Figure 4. Selected Financial Data

	2008	2007
dollars in millions, except per share amounts	First	Fourth	Third	Second	First

FOR THE PERIOD
Interest income	$1,354	$1,447	$1,434	$1,395	$1,368
Interest expense	641	737	740	709	689
Net interest income	713	710	694	686	679
Provision for loan losses	187	363	69	53	44
Noninterest income	528	488	438	649	654
Noninterest expense	732	896	753	815	784
Income (loss) from continuing operations before income taxes	322	(61)	310	467	505
Income from continuing operations	218	22	224	337	358
Income (loss) from discontinued operations, net of taxes	___	3	(14)	(3)	(8)
Net income	218	25	210	334	350

PER COMMON SHARE
Income from continuing operations	$.55	$.06	$.58	$.86	$.90
Income (loss) from discontinued operations	___	.01	(.03)	(.01)	(.02)
Net income	.55	.06	.54	.85	.88

Income from continuing operations — assuming dilution	.54	.06	.57	.85	.89
Income (loss) from discontinued operations — assuming dilution	___	.01	(.03)	(.01)	(.02)
Net income — assuming dilution	.54	.06	.54	.84	.87

Cash dividends paid	.375	.365	.365	.365	.365
Book value at period end	21.48	19.92	20.12	19.78	19.57
Market price:
High	27.23	34.05	37.09	38.96	39.90
Low	19.00	21.04	31.38	34.15	35.94
Close	21.95	23.45	32.33	34.33	37.47
Weighted-average common shares outstanding (000)	399,121	388,940	389,319	392,045	397,875
Weighted-average common shares and potential common shares outstanding (000)	399,769	389,911	393,164	396,918	403,478

AT PERIOD END
Loans	$76,444	$70,823	$68,999	$66,692	$65,711
Earning assets	89,719	86,557	84,838	82,161	81,163
Total assets	101,492	98,228	96,137	92,967	92,256
Deposits	64,702	63,099	63,714	60,599	59,773
Long-term debt	14,337	11,957	11,549	12,581	13,061
Shareholders’ equity	8,592	7,746	7,820	7,701	7,719

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	.85%	.09%	.93%	1.45%	1.58%
Return on average equity	10.38	1.11	11.50	17.66	19.06
Net interest margin (taxable equivalent)	3.14	3.48	3.40	3.46	3.50
From consolidated operations:
Return of average total assets	.85%	.10%	.88%	1.43%	1.54%
Return of average equity	10.38	1.26	10.79	17.50	18.63
Net interest margin (taxable equivalent)	3.14	3.48	3.40	3.46	3.51

CAPITAL RATIOS AT PERIOD END
Equity to assets	8.47%	7.89%	8.13%	8.28%	8.37%
Tangible equity to tangible assets	6.85	6.58	6.87	6.97	7.04
Tier 1 risk-based capital	8.33	7.44	7.94	8.14	8.15
Total risk-based capital	12.34	11.38	11.76	12.15	12.20
Leverage	9.15	8.39	8.96	9.11	9.17

TRUST AND BROKERAGE ASSETS
Assets under management	$80,453	$85,442	$88,100	$85,592	$82,388
Nonmanaged and brokerage assets	30,532	33,918	33,273	33,485	32,838

OTHER DATA
Average full-time equivalent employees	18,426	18,500	18,567	18,888	19,801
Branches	985	955	954	954	950

Acquisitions and divestitures completed by Key during the periods shown in this table may have had a significant effect on Key’s results, making it difficult to compare results from one period to the next. Note 3 (“Acquisitions and Divestitures”), which begins on page 11, contains specific information about the acquisition and divestitures that Key completed during 2007 and the first three months of 2008 to help in understanding how those transactions may have impacted Key’s financial condition and results of operations.

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
Figure 5 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and income from continuing operations for the three-month periods ended March 31, 2008 and 2007. Key’s line of business results for each of these periods reflect a new organizational structure that took effect January 1, 2008.
Figure 5. Major Business Groups – Taxable-Equivalent Revenue and Income (Loss) from Continuing Operations

	Three months ended March 31,		Change
dollars in millions	2008	2007	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Community Banking [a]	$629	$805	$(176)	(21.9)%
National Banking [b]	441	599	(158)	(26.4)
Other Segments [c]	27	(20)	47	N/M

Total Segments	1,097	1,384	(287)	(20.7)
Reconciling Items [d]	135	(30)	165	N/M

Total	$1,232	$1,354	$(122)	(9.0)%

INCOME (LOSS) FROM CONTINUING OPERATIONS
Community Banking [a]	$113	$203	$(90)	(44.3)%
National Banking [b]	(23)	157	(180)	N/M
Other Segments [c]	22	(8)	30	N/M

Total Segments	112	352	(240)	(68.2)
Reconciling Items [d]	106	6	100	N/M

Total	$218	$358	$(140)	(39.1)%

(a)	Community Banking results for the first quarter of 2007 include a $171 million ($107 million after tax) gain from the February 9, 2007, sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 11, for more information pertaining to this transaction.

(b)	National Banking results for the first quarter of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation.

(c)	Other Segments’ results for the first quarter of 2007 include a $49 million ($31 million after tax) loss from the repositioning of the securities portfolio.

(d)	Reconciling Items for the first quarter of 2008 include a $165 million ($103 million after tax) gain from the partial redemption of Key’s equity interest in Visa Inc.
TE = Taxable Equivalent
N/M = Not Meaningful
Community Banking summary of operations
As shown in Figure 6, Community Banking recorded net income of $113 million for the first quarter of 2008, compared to $203 million for the year-ago quarter. Excluding the impact of the sale of the McDonald Investments branch network during the first quarter of 2007, net income for Community Banking was up $9 million, or 9%, from the comparable quarter last year. Increases in both net interest income and noninterest income, and a reduction in noninterest expense drove the improvement and more than offset a higher provision for loan losses.

Taxable-equivalent net interest income rose by $5 million, or 1%, from the first quarter of 2007. The increase was attributable to a $2.0 billion, or 7%, rise in average earning assets, due largely to growth in the commercial loan portfolio, and a $3.6 billion, or 8%, increase in average deposits. Both loan and deposit growth benefited from the January 1 acquisition of U.S.B. Holding Co., Inc. described below. The positive effect of this growth was offset in part by the impact of tighter loan and deposit spreads.
Excluding the impact of the McDonald Investments sale, noninterest income rose by $9 million, or 5%, from the same period one year ago, due to growth in deposit service charge income, higher income from derivatives and growth in bank channel investment product sales commission income.
The provision for loan losses increased by $4 million, or 29%, compared to the first quarter of 2007.
Excluding the impact of the McDonald Investments sale, noninterest expense declined by $9 million, or 2%, from the year-ago quarter, reflecting a decrease in personnel expense, due primarily to reduced headcount. Additionally, Community Banking results for the current quarter benefited from a reduction to the liability for credit losses on lending-related commitments.
On January 1, 2008, Key acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. The acquisition doubles Key’s branch penetration in the attractive Lower Hudson Valley area. Assets and deposits acquired in this transaction were assigned to both the Community Banking and National Banking groups.
On February 9, 2007, McDonald Investments Inc., a wholly owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets. Key retained the corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KeyBank continues to operate the Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed its registered broker/dealer through which its corporate and institutional investment banking and securities businesses operate. The new name is KeyBanc Capital Markets Inc.
Figure 6. Community Banking

	Three months ended March 31,			Change
dollars in millions	2008	2007		Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$423	$418		$5	1.2%
Noninterest income	206	387	[a]	(181)	(46.8)

Total revenue (TE)	629	805		(176)	(21.9)
Provision for loan losses	18	14		4	28.6
Noninterest expense	430	466		(36)	(7.7)

Income before income taxes (TE)	181	325		(144)	(44.3)
Allocated income taxes and TE adjustments	68	122		(54)	(44.3)

Net income	$113	$203		$(90)	(44.3)%

Percent of consolidated income from continuing operations	52%	57%		N/A	N/A

AVERAGE BALANCES
Loans and leases	$28,255	$26,456		$1,799	6.8%
Total assets	31,404	29,293		2,111	7.2
Deposits	50,089	46,524		3,565	7.7

Assets under management at period end	$20,049	$20,634		$(585)	(2.8)%

(a)	Community Banking results for the first quarter of 2007 include a $171 million ($107 million after tax) gain from the February 9, 2007, sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 11, for more information pertaining to this transaction.
TE = Taxable Equivalent
N/A = Not Applicable

ADDITIONAL COMMUNITY BANKING DATA

	Three months ended March 31,		Change
dollars in millions	2008	2007	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$19,886	$19,616	$270	1.4%
Savings deposits	2,042	1,618	424	26.2
Certificates of deposits ($100,000 or more)	6,452	4,551	1,901	41.8
Other time deposits	12,765	12,051	714	5.9
Deposits in foreign office	1,257	960	297	30.9
Noninterest-bearing deposits	7,687	7,728	(41)	(.5)

Total deposits	$50,089	$46,524	$3,565	7.7%

HOME EQUITY LOANS
Average balance	$9,693	$9,677
Weighted-average loan-to-value ratio	70%	70%
Percent first lien positions	56	59

OTHER DATA
On-line households/household penetration	749,512 / 45%	719,736 / 43%
Branches	985	950
Automated teller machines	1,479	1,447

National Banking summary of continuing operations
As shown in Figure 7, National Banking recorded a net loss of $23 million from continuing operations for the first quarter of 2008, compared to net income of $157 million from continuing operations for the same period last year. Lower noninterest income and an increase in the provision for loan losses accounted for the reduction and more than offset a decrease in noninterest expense. Net interest income was essentially unchanged from the year-ago quarter.
During the first quarter of 2008, National Banking increased its tax reserves for certain lease in, lease out (“LILO”) transactions and, as a result, recalculated its lease income in accordance with FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” Excluding the additional charges associated with these actions, taxable-equivalent net interest income grew by $34 million, or 10%, from the first quarter of 2007 as a result of increases in average earning assets and deposits, offset in part by tighter interest rate spreads. Average loans and leases grew by $5.2 billion, or 13%, while average deposits rose by $558 million, or 5%, from the year-ago quarter.
Noninterest income declined by $158 million, or 61%, as several capital markets-driven businesses were adversely affected by continued volatility in the financial markets. Results for the current quarter include $105 million in net losses from loan sales and write-downs, related primarily to commercial real estate loans held for sale. This compares to net gains of $5 million for the same period last year. Income from investment banking and capital markets activities decreased by $47 million, due primarily to a $38 million reduction from dealer trading and derivatives. These decreases were offset in part by a $19 million increase in trust and investment services income. Additionally, results for the first quarter of 2007 included a $26 million gain from the settlement of the automobile residual value insurance litigation.
The provision for loan losses rose by $139 million, reflecting continued deterioration of market conditions in the residential properties segment of Key’s commercial real estate construction portfolio, principally in Florida and southern California, and an additional loan loss provision recorded in the Consumer Finance line of business in connection with the March 2008 transfer of $3.3 billion of education loans from held-for-sale status to the loan portfolio.
Noninterest expense decreased by $8 million, or 3%, from the year-ago quarter. Contributing to the improvement was a $22 million reduction to the liability for credit losses on lending-related commitments in the current quarter, compared to a reduction of $7 million recorded in the first quarter of 2007. This positive effect of this change was offset in part by a $6 million increase in costs associated with operating leases.

Figure 7. National Banking

	Three months ended March 31,		Change
dollars in millions	2008	2007	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$340	$340	___	___
Noninterest income	101	259 [a]	$(158)	(61.0)%

Total revenue (TE)	441	599	(158)	(26.4)
Provision for loan losses	169	30	139	463.3
Noninterest expense	309	317	(8)	(2.5)

(Loss) income from continuing operations before income taxes (TE)	(37)	252	(289)	N/M
Allocated income taxes and TE adjustments	(14)	95	(109)	N/M

(Loss) income from continuing operations	(23)	157	(180)	N/M
Loss from discontinued operations, net of taxes	___	(8)	8	100.0%

Net (loss) income	$(23)	$149	$(172)	N/M

Percent of consolidated income from continuing operations	N/M	44%	N/A	N/A

AVERAGE BALANCES FROM CONTINUING OPERATIONS
Loans and leases	$44,021	$38,839	$5,182	13.3%
Loans held for sale	4,932	3,917	1,015	25.9
Total assets	56,079	48,411	7,668	15.8
Deposits	11,849	11,291	558	4.9

Assets under management at period end	$60,404	$61,754	$(1,350)	(2.2)%

(a)	National Banking results for the first quarter of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation during the first quarter.
TE = Taxable Equivalent
N/A = Not Applicable
N/M = Not Meaningful
Other Segments
Other segments consist of Corporate Treasury and Key’s Principal Investing unit. These segments generated net income of $22 million for the first quarter of 2008, compared to a net loss of $8 million for the same period last year. The improvement was due primarily to a $49 million loss recorded in the first quarter of 2007 in connection with the repositioning of the securities portfolio, offset in part by a decrease in net gains from principal investing.

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
Taxable-equivalent net interest income for the first quarter of 2008 was $704 million, compared to $700 million for the first quarter of 2007. Figure 8, which spans pages 52 and 53, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income for each of those quarters to net interest income reported in accordance with GAAP.
The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets. Compared to the year-ago quarter, Key’s net interest margin declined by 36 basis points to 3.14%. A basis point is equal to one one-hundredth of a percentage point, meaning 36 basis points equal .36%.
The reduction in the net interest margin reflected tighter interest rate spreads on both loans and deposits, caused by competitive pricing; client preferences for deposit products with more attractive interest rates, heavier reliance on short-term wholesale borrowings to support earning asset growth, a higher level of nonaccrual loans and a lease accounting adjustment described below.
During the first quarter of 2008, Key increased its tax reserves for certain LILO transactions, the deductions for which have been disallowed by the Internal Revenue Service (“IRS”). The change in the level of LILO reserves also necessitated a recalculation of lease income under Financial Accounting Standards Board (“FASB”) Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” These actions reduced Key’s taxable-equivalent net interest income and net interest margin for the first quarter of 2008 by $34 million and 15 basis points, respectively, and reduced Key’s earnings by $38 million, or $.10 per diluted common share. As previously reported, the LILO transactions represent a portion of Key’s overall leveraged lease financing portfolio, the tax deductions for which are being challenged by the IRS. Additional information related to these lease financing transactions, the status of Key’s response to the IRS disallowance, and the potential effect on Key’s results of operations and capital in the event of an adverse outcome is included in Note 12 (“Income Taxes”), which begins on page 25.

Excluding the effect of the lease accounting adjustment, Key’s net interest margin for the first quarter of 2008 was 3.29%. Over the remainder of the year, management expects the net interest margin to remain at this approximate level, as the company benefits from a modestly liability-sensitive interest rate risk position and new loans with more favorable interest rate spreads. Management expects the positive effects of these factors to be offset in part by a higher level of nonperforming assets, the continuation of competitive pressure on deposit pricing and wider interest rate spreads on long-term wholesale funding.
Average earning assets for the first quarter of 2008 totaled $89.9 billion, which was $9.7 billion, or 12%, higher than the first quarter 2007 level, due primarily to strong growth in commercial loans and the January 1 acquisition of U.S.B. Holding Co., Inc., which added approximately $1.5 billion to Key’s total average loan portfolio. The growth in commercial loans was due in part to the higher demand for credit caused by the volatile capital markets environment.
Since January 1, 2007, the growth and composition of Key’s earning assets have been affected by the following actions:
♦	As discussed above, during the first quarter of 2008, Key increased its loan portfolio (primarily commercial real estate and consumer loans) through the acquisition of U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York.

♦	Key sold commercial mortgage loans of $204 million during the first quarter of 2008 and $3.8 billion ($238 million through a securitization) during all of 2007. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales agreements), Key established and has maintained a loss reserve in an amount estimated by management to be appropriate. More information about the related recourse agreement is provided in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 28.

♦	Key sold education loans of $72 million during the first quarter of 2008 and $247 million during all of 2007. In March 2008, Key transferred $3.3 billion of education loans from held-for-sale status to the held-to-maturity loan portfolio. The secondary markets for these loans have been adversely affected by market liquidity issues, prompting the company’s decision to move them to a held-to-maturity classification.

♦	Key sold other loans (primarily residential mortgage loans) totaling $213 million during the first quarter of 2008 and $1.2 billion during all of 2007.

Figure 8. Average Balance Sheets, Net Interest Income and Yields/Rates
From Continuing Operations

	First Quarter 2008			Fourth Quarter 2007
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans [a,b]
Commercial, financial and agricultural	$25,411	$392	6.21%	$23,825	$419	6.98%
Real estate — commercial mortgage	10,283	175	6.84	9,351	175	7.42
Real estate — construction	8,468	134	6.36	8,192	153	7.42
Commercial lease financing	10,004	98	3.91	10,252	171	6.65

Total commercial loans	54,166	799	5.93	51,620	918	7.06
Real estate — residential	1,916	30	6.29	1,596	27	6.72
Home equity	10,953	178	6.54	10,917	192	7.02
Consumer — direct	1,305	34	10.59	1,308	35	10.73
Consumer — indirect	4,348	72	6.61	4,276	73	6.76

Total consumer loans	18,522	314	6.81	18,097	327	7.20

Total loans	72,688	1,113	6.15	69,717	1,245	7.10
Loans held for sale	4,984	87	7.01	4,748	89	7.53
Securities available for sale [a,c]	8,419	110	5.28	7,858	115	5.89
Held-to-maturity securities [a]	29	1	11.02	30	1	6.24
Trading account assets	1,075	13	4.84	1,042	12	4.40
Short-term investments	1,165	9	3.18	1,226	13	3.94
Other investments [c]	1,552	12	3.05	1,589	12	3.02

Total earning assets	89,912	1,345	6.01	86,210	1,487	6.86
Allowance for loan losses	(1,236)			(966)
Accrued income and other assets	14,680			13,547

Total assets	$103,356			$98,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$26,996	139	2.07	$25,687	197	3.05
Savings deposits	1,865	3	.62	1,523	1	.19
Certificates of deposit ($100,000 or more) [d]	8,072	95	4.72	6,887	86	4.98
Other time deposits	12,759	146	4.59	11,455	135	4.68
Deposits in foreign office	5,853	45	3.13	5,720	64	4.42

Total interest-bearing deposits	55,545	428	3.10	51,272	483	3.74
Federal funds purchased and securities sold under repurchase agreements	3,863	28	2.91	4,194	45	4.23
Bank notes and other short-term borrowings	4,934	39	3.22	4,233	45	4.15
Long-term debt [d,e]	13,238	146	4.71	11,851	164	5.72

Total interest-bearing liabilities	77,580	641	3.36	71,550	737	4.11
Noninterest-bearing deposits	10,741			12,948
Accrued expense and other liabilities	6,590			6,405
Shareholders’ equity	8,445			7,888

Total liabilities and shareholders’ equity	$103,356			$98,791

Interest rate spread (TE)			2.65%			2.75%

Net interest income (TE) and net interest margin (TE)		704	3.14%		750	3.48%

TE adjustment [a]		(9)			40

Net interest income, GAAP basis		$713			$710

Average balances have not been restated to reflect Key’s January 1, 2008, adoption of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation 39.” Key’s adoption of this accounting guidance is described in Note 1 (“Basis of Presentation”) under the heading “Accounting Pronouncements Adopted in 2008” on page 9.
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
TE = Taxable Equivalent
N/M = Not Meaningful
GAAP = U.S. generally accepted accounting principles

Figure 8. Average Balance Sheets, Net Interest Income and Yields/Rates
From Continuing Operations (Continued)

Third Quarter 2007			Second Quarter 2007			First Quarter 2007
Average		Yield /	Average		Yield /	Average	Yield /
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$22,393	$410	7.25%	$21,856	$401	7.36%	$21,562	$392	7.38%
8,855	172	7.69	8,565	165	7.75	8,426	163	7.83
8,285	167	8.01	8,243	167	8.09	8,227	166	8.20
10,172	147	5.80	10,096	142	5.62	10,094	146	5.78

49,705	896	7.16	48,760	875	7.19	48,309	867	7.26
1,586	26	6.68	1,472	24	6.57	1,444	24	6.60
10,883	199	7.22	10,752	193	7.22	10,706	191	7.22
1,342	36	10.66	1,370	37	10.64	1,450	36	10.15
4,164	70	6.79	3,961	67	6.76	3,760	64	6.79

17,975	331	7.33	17,555	321	7.33	17,360	315	7.32

67,680	1,227	7.20	66,315	1,196	7.23	65,669	1,182	7.28
4,731	91	7.59	4,415	82	7.50	3,940	75	7.70
7,825	106	5.45	7,793	106	5.45	7,548	100	5.27
36	—	6.43	39	—	6.72	39	1	7.21
1,055	11	4.39	813	8	3.58	754	7	3.78
633	5	3.32	671	8	4.93	853	11	5.22
1,563	12	2.99	1,541	15	3.68	1,400	13	3.65

83,523	1,452	6.92	81,587	1,415	6.95	80,203	1,389	6.99
(942)			(942)			(942)
12,581			12,767			12,835

$95,162			$93,412			$92,096

$24,190	209	3.41	$22,953	179	3.14	$23,424	177	3.06
1,581	—	.19	1,633	1	.19	1,629	1	.19

6,274	80	5.06	6,237	79	5.03	6,151	76	5.03
11,512	136	4.68	12,047	141	4.70	12,063	138	4.64
4,540	57	5.00	3,600	47	5.20	3,258	41	5.12

48,097	482	3.98	46,470	447	3.85	46,525	433	3.77

4,470	55	4.85	4,748	59	5.04	3,903	49	5.04

2,539	30	4.70	1,771	18	4.14	1,113	11	3.98
11,801	173	5.89	12,909	185	5.83	13,617	196	5.90

66,907	740	4.40	65,898	709	4.33	65,158	689	4.29
14,424			13,927			13,237
6,106			5,933			6,083
7,725			7,654			7,618

$95,162			$93,412			$92,096

		2.52%			2.62%			2.70%

	712	3.40%		706	3.46%		700	3.50%

	18			20			21

	$694			$686			$679

Figure 9 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 59, contains more discussion about changes in earning assets and funding sources.
Figure 9. Components of Net Interest Income Changes

	From three months ended March 31, 2007
	to three months ended March 31, 2008
	Average	Yield /	Net
in millions	Volume	Rate	Change

INTEREST INCOME
Loans	$118	$(187)	$(69)
Loans held for sale	19	(7)	12
Securities available for sale	11	(1)	10
Trading account assets	4	2	6
Short-term investments	3	(5)	(2)
Other investments	1	(2)	(1)

Total interest income (TE)	156	(200)	(44)

INTEREST EXPENSE
NOW and money market deposit accounts	24	(62)	(38)
Savings deposits	—	2	2
Certificates of deposit ($100,000 or more)	23	(4)	19
Other time deposits	8	—	8
Deposits in foreign office	24	(20)	4

Total interest-bearing deposits	79	(84)	(5)
Federal funds purchased and securities sold under repurchase agreements	—	(21)	(21)
Bank notes and other short-term borrowings	31	(3)	28
Long-term debt	(5)	(45)	(50)

Total interest expense	105	(153)	(48)

Net interest income (TE)	$51	$(47)	$4

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
TE = Taxable Equivalent
Noninterest income
Noninterest income for the first quarter of 2008 was $528 million, representing a $126 million, or 19%, decrease from the same period last year.
Included in current year results is a $165 million gain from the partial redemption of Visa Inc. shares, and both realized and unrealized losses associated with several of Key’s capital markets-driven businesses. Noninterest income for the first quarter of 2007 included a $171 million gain associated with the sale of the McDonald Investments branch network, a $26 million gain from the settlement of the automobile residual value insurance litigation and a $49 million loss recorded in connection with the repositioning of the securities portfolio.
During the first quarter of 2008, Key recorded $101 million in net losses from loan sales and write-downs, related primarily to commercial real estate loans held for sale. This compares to net gains of $9 million for the same period last year. Additionally, income from investment banking and capital markets activities decreased by $36 million, due primarily to a $29 million reduction from dealer trading and derivatives, and net gains from principal investing were down $20 million from the year-ago quarter.

As shown in Figure 10, trust and investment services income increased by $4 million from the same period one year ago. Last year’s first quarter results included $16 million of income generated by the McDonald Investments branch network. Adjusting for this revenue, trust and investment services income rose by $20 million, or 18%, driven by growth in institutional asset management income. The company also experienced a $13 million increase in income from deposit service charges.
Figure 10. Noninterest Income

	Three months ended March 31,		Change
dollars in millions	2008	2007	Amount	Percent

Trust and investment services income	$129	$125	$4	3.2%
Service charges on deposit accounts	88	75	13	17.3
Investment banking and capital markets income	8	44	(36)	(81.8)
Operating lease income	69	64	5	7.8
Letter of credit and loan fees	37	38	(1)	(2.6)
Corporate-owned life insurance income	28	25	3	12.0
Electronic banking fees	24	24	—	—
Net (losses) gains from loan securitizations and sales	(101)	9	(110)	N/M
Net securities gains (losses)	3	(47)	50	N/M
Net gains from principal investing	9	29	(20)	(69.0)
Gain from redemption of Visa Inc. shares	165	—	165	N/M
Gain from sale of McDonald Investments branch network	—	171	(171)	(100.0)
Other income:
Insurance income	15	14	1	7.1
Loan securitization servicing fees	4	5	(1)	(20.0)
Credit card fees	4	3	1	33.3
Litigation settlement — automobile residual value insurance	—	26	(26)	(100.0)
Miscellaneous income	46	49	(3)	(6.1)

Total other income	69	97	(28)	(28.9)

Total noninterest income	$528	$654	$(126)	(19.3)%

N/M = Not Meaningful
The following discussion explains the composition of certain elements of Key’s noninterest income and the factors that caused those elements to change.
Trust and investment services income. Trust and investment services generally are Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 11. The increase from the first quarter of 2007 was attributable to strong growth in institutional asset management and custody fees. Excluding the results of the McDonald Investment branch network, income from brokerage commissions and fees was up $9 million from the first three months of 2007.
Figure 11. Trust and Investment Services Income

	Three months ended March 31,		Change
dollars in millions	2008	2007	Amount	Percent

Brokerage commissions and fee income	$33	$40	$(7)	(17.5)%
Personal asset management and custody fees	41	40	1	2.5
Institutional asset management and custody fees	55	45	10	22.2

Total trust and investment services income	$129	$125	$4	3.2%

A significant portion of Key’s trust and investment services income depends on the value and mix of assets under management. At March 31, 2008, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $80.5 billion, compared to $82.4 billion at March 31, 2007. As shown in Figure 12, most of the decrease was attributable to the securities lending portfolio, due in part to increased volatility in the fixed income markets and actions taken by management to maintain sufficient liquidity within the portfolio. When clients’ securities are lent to a borrower, the borrower must provide Key with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management.

Figure 12. Assets Under Management

	2008	2007
in millions	First	Fourth	Third	Second	First

Assets under management by investment type:
Equity	$39,800	$42,868	$44,465	$42,462	$40,065
Securities lending	18,476	20,228	22,056	22,595	21,608
Fixed income	10,598	11,357	11,372	11,187	11,420
Money market	9,746	9,440	8,861	8,069	8,260
Hedge funds	1,833	1,549	1,346	1,279	1,035

Total	$80,453	$85,442	$88,100	$85,592	$82,388

Proprietary mutual funds included in assets under management:
Money market	$7,131	$7,298	$6,888	$6,280	$6,459
Equity	6,556	6,957	6,748	6,392	5,788
Fixed income	631	631	629	615	621

Total	$14,318	$14,886	$14,265	$13,287	$12,868

Service charges on deposit accounts. Service charges on deposit accounts were up from the first quarter of 2007, due primarily to an increase in overdraft fees resulting from higher transaction volume, a rate increase instituted during the second quarter of 2007 and growth in the number of transaction accounts within Key’s Community Banking group. Also contributing to the improvement was an increase in deposit service charges from cash management.
Investment banking and capital markets income. As shown in Figure 13, investment banking and capital markets income declined from the year-ago quarter. The decline was caused by less favorable results from dealer trading and derivatives and from certain real estate-related investments, both of which reflected extraordinary volatility in the fixed income markets.
Figure 13. Investment Banking and Capital Markets Income

	Three months ended March 31,		Change
dollars in millions	2008	2007	Amount	Percent

Investment banking income	$22	$21	$1	4.8%
(Loss) income from other investments	(6)	5	(11)	N/M
Dealer trading and derivatives (loss) income	(21)	8	(29)	N/M
Foreign exchange income	13	10	3	30.0

Total investment banking and capital markets income	$8	$44	$(36)	(81.8)%

N/M = Not Meaningful
Operating lease income. The increase in operating lease income compared to the first three months of 2007 was attributable to higher volumes of activity in the Equipment Finance line of business. Depreciation expense related to the leased equipment is presented in Figure 14 as “operating lease expense.”
Net gains from loan securitizations and sales. Key sells or securitizes loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. During the first quarter of 2008, Key recorded $101 million of net losses from loan sales and write-downs, of which $84 million pertains to commercial real estate loans held for sale, due primarily to continued volatility in the fixed income markets and the related housing correction. This compares to net gains of $9 million for the first quarter of 2007. The types of loans sold during 2008 and 2007 are presented in Figure 19 on page 62. In March 2008, Key transferred $3.3 billion of education loans from held-for-sale status to the held-to-maturity loan portfolio. The secondary markets for these loans have been adversely affected by market liquidity issues, precluding any recent securitizations and prompting the company’s decision to move them to a held-to-maturity classification.
Net gains from principal investing. Principal investments consist of direct and indirect investments in predominantly privately held companies. Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($1.0 billion at March 31, 2008, $993 million at December 31, 2007, and $916 million at March 31, 2007). The net gains presented in Figure 10 derive from changes in fair values as well as gains resulting from the sales of principal investments.
Noninterest expense
Noninterest expense for the first quarter of 2008 was $732 million, representing a $52 million, or 7%, decrease from the first quarter of 2007.
As shown in Figure 14, personnel expense decreased by $19 million. Approximately $13 million of the reduction was attributable to the sale of the McDonald Investments branch network.
Nonpersonnel expense decreased by $33 million from the year-ago quarter, reflecting a $27 million reduction in the liability for credit losses on lending-related commitments in the current quarter, compared to an $8 million reduction recorded in the first quarter of 2007. Also contributing to the improvement were declines in marketing expense and computer processing expense of $5 million and $4 million, respectively, offset in part by a $6 million increase in operating lease expense. The sale of the McDonald Investments branch network reduced Key’s total nonpersonnel expense by approximately $14 million.
The decline in total noninterest expense was moderated by additional expenses recorded during the first quarter of 2008 as a result of the January 1, 2008, acquisition of U.S.B. Holding Co., Inc. and the October 1, 2007, acquisition of Tuition Management Systems, Inc.
Figure 14. Noninterest Expense

	Three months ended March 31,			Change
dollars in millions	2008	2007		Amount	Percent

Personnel	$409	$428		$(19)	(4.4)%
Net occupancy	66	63		3	4.8
Computer processing	47	51		(4)	(7.8)
Operating lease expense	58	52		6	11.5
Professional fees	23	26		(3)	(11.5)
Equipment	24	25		(1)	(4.0)
Marketing	14	19		(5)	(26.3)
Other expense:
Postage and delivery	11	12		(1)	(8.3)
Franchise and business taxes	8	9		(1)	(11.1)
Telecommunications	8	7		1	14.3
Credit for losses on lending-related commitments	(27)	(8)		(19)	237.5
Miscellaneous expense	91	100		(9)	(9.0)

Total other expense	91	120		(29)	(24.2)

Total noninterest expense	$732	$784		$(52)	(6.6)%

Average full-time equivalent employees	18,426	19,801	[a]	(1,375)	(6.9)%

(a)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.
The following discussion explains the composition of certain elements of Key’s noninterest expense and the factors that caused those elements to change.
Personnel. As shown in Figure 15, personnel expense, the largest category of Key’s noninterest expense, decreased by $19 million, or 4%, from the first three months of 2007. This improvement was attributable to lower stock-based compensation, as well as decreases in costs associated with salaries and employee benefits stemming from a 7% reduction in the average number of full-time equivalent employees. The McDonald Investments branch network accounted for $2 million of Key’s personnel expense in the first quarter of 2008, compared to $15 million for the same period last year. More than half of the reduction resulting from the sale of the McDonald Investments branch network relates to incentive compensation.

Figure 15. Personnel Expense

	Three months ended March 31,		Change
dollars in millions	2008	2007	Amount	Percent

Salaries	$239	$245	$(6)	(2.4)%
Incentive compensation	74	75	(1)	(1.3)
Employee benefits	76	82	(6)	(7.3)
Stock-based compensation [a]	14	24	(10)	(41.7)
Severance	6	2	4	200.0

Total personnel expense	$409	$428	$(19)	(4.4)%

(a)	Excludes directors’ stock-based compensation of $.4 million for the three-month period ended March 31, 2008, and $.8 million for the three-month period ended March 31, 2007. Directors’ stock-based compensation is included in the “miscellaneous expense” component shown in Figure 14.
Operating lease expense. The increase in operating lease expense compared to the first quarter of 2007 reflects a higher volume of activity in the Equipment Finance line of business. Income related to the rental of leased equipment is presented in Figure 10 as “operating lease income.”
Income taxes
The provision for income taxes from continuing operations was $104 million for the first quarter of 2008, compared to $147 million for the comparable period in 2007. The effective tax rate, which is the provision for income taxes from continuing operations as a percentage of income from continuing operations before income taxes, was 32.3% for the first quarter of 2008, compared to 29.1% for the year-ago quarter.
During the first quarter of 2008, Key increased the amount of unrecognized tax benefits associated with its LILO transactions by $46 million. This adjustment resulted from an updated assessment of Key’s tax position performed by management in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The increase in unrecognized tax benefits associated with Key’s LILO transactions necessitated a recalculation of Key’s lease income under FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” as well as an increase to Key’s tax reserves. These actions reduced Key’s first quarter 2008 after-tax earnings by $38 million, or $.10 per diluted common share, including a $3 million reduction to lease income, an $18 million increase to the provision for income taxes and a $17 million increase to Key’s tax reserves related to associated interest charges included in the provision for income taxes. Excluding these items, the effective tax rate for the first quarter of 2008 was 21.6%.
In the ordinary course of business, Key enters into certain types of lease financing transactions, including the LILO transaction discussed above, that result in tax deductions. The IRS has completed audits of Key’s income tax returns for a number of prior years and has disallowed the tax deductions taken in connection with these transactions. Key is contesting the IRS’ position. Additional information related to the specific types of lease financing transactions involved, the status of Key’s response to the IRS ruling, the potential effect on Key’s results of operations and capital in the event of an adverse outcome, and the actions discussed above is included in Note 12 (“Income Taxes”), which begins on page 25.
The effective tax rates for both the current and prior year are substantially below Key’s combined federal and state tax rate of 37.5%, primarily because Key generates income from investments in tax-advantaged assets such as corporate-owned life insurance, earns credits associated with investments in low-income housing projects and records tax deductions associated with dividends paid on Key common shares held in the 401(k) savings plan. In addition, a lower tax rate is applied to portions of the equipment lease portfolio that are managed by a foreign subsidiary in a lower tax jurisdiction. Since Key intends to permanently reinvest the earnings of this foreign subsidiary overseas, no deferred income taxes are recorded on those earnings in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Financial Condition
Loans and loans held for sale
At March 31, 2008, total loans outstanding were $76.4 billion, compared to $70.8 billion at December 31, 2007, and $65.7 billion at March 31, 2007. The increase in Key’s loan portfolio over the past twelve months was primarily attributable to strong growth in the commercial portfolio and the March 2008 transfer of $3.3 billion of education loans from held-for-sale status to a held-to-maturity classification.
Commercial loan portfolio
Commercial loans outstanding increased by $6.3 billion, or 13%, from the year ago quarter, due largely to a higher volume of originations in the commercial mortgage portfolio, and in the commercial, financial and agricultural portfolio. This growth reflected greater reliance by borrowers on commercial lines of credit in this volatile capital markets environment, as well as the January 1 acquisition of U.S.B. Holding Co., Inc., which added approximately $900 million to Key’s commercial loan portfolio. The overall growth in the commercial loan portfolio was geographically broad-based and spread among a number of industry sectors.
Commercial real estate loans. Commercial real estate loans for both owner- and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At March 31, 2008, Key’s commercial real estate portfolio included mortgage loans of $10.5 billion and construction loans of $8.5 billion. The average mortgage loan originated during the first quarter of 2008 was $1 million, and the largest mortgage loan at March 31, 2008, had a balance of $77 million. At March 31, 2008, the average construction loan commitment was $5 million. The largest construction loan commitment was $77 million, of which the entire amount was outstanding and on nonperforming status.
Key’s commercial real estate lending business is conducted through two primary sources: a 14-state banking franchise and Real Estate Capital and Corporate Banking Services, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals exclusively with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 63% of Key’s average commercial real estate loans during the first quarter of 2008. Key’s commercial real estate business generally focuses on larger real estate developers and, as shown in Figure 16, is diversified by both industry type and geographic location of the underlying collateral.
Figure 16. Commercial Real Estate Loans

March 31, 2008	Geographic Region						Total	Percent of
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Amount	Total

Nonowner-occupied:
Residential properties	$449	$977	$251	$183	$418	$1,360	$3,638	19.2%
Retail properties	176	813	238	517	346	346	2,436	12.9
Multifamily properties	239	498	389	300	411	477	2,314	12.2
Office buildings	224	232	65	193	188	403	1,305	6.9
Land and development	143	210	159	48	156	143	859	4.5
Health facilities	168	120	25	149	91	172	725	3.8
Warehouses	92	209	29	152	69	196	747	3.9
Hotels/Motels	53	75	—	21	36	55	240	1.3
Manufacturing facilities	3	28	17	12	1	15	76	.4
Other	186	22	2	184	219	228	841	4.4

	1,733	3,184	1,175	1,759	1,935	3,395	13,181	69.5
Owner-occupied	1,193	236	102	2,074	510	1,656	5,771	30.5

Total	$2,926	$3,420	$1,277	$3,833	$2,445	$5,051	$18,952	100.0%

Nonowner-occupied:
Nonperforming loans	$14	$226	$66	$40	$23	$309	$678	N/M
Accruing loans past due 90 days or more	6	16	13	2	4	79	120	N/M
Accruing loans past due 30 through 89 days	68	140	19	10	6	265	508	N/M

Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Southwest –	Arizona, Nevada and New Mexico
Midwest –	Idaho, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
West –	Alaska, California, Hawaii, Montana, Oregon, Washington and Wyoming
N/M = Not Meaningful

During the first quarter of 2008, nonperforming loans related to Key’s nonowner-occupied properties rose by $658 million, from the year ago quarter, due primarily to deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio. The majority of the increase in this segment came from loans outstanding in Florida and southern California.
Commercial lease financing. Management believes Key has both the scale and array of products to compete in the specialty of equipment lease financing. Key conducts these financing arrangements through the Equipment Finance line of business. Commercial lease financing receivables represented 18% of commercial loans at March 31, 2008, compared to 21% at March 31, 2007.
Consumer loan portfolio
Consumer loans outstanding increased by $4.4 billion, or 25%, from one year ago. As stated previously, in March 2008, Key transferred $3.3 billion of education loans from held-for-sale status to the held-to-maturity portfolio. The secondary markets for these loans have been adversely affected by market liquidity issues, prompting the company’s decision to move them to a held-to-maturity classification. Adjusting for this transfer, consumer loans were up $1.1 million, or 6%, from the year ago quarter. The growth was driven by new originations in Key’s real estate residential mortgage and indirect marine loan portfolios (loans to support dealer financing of purchases of boats and related equipment), offset in part by a decline in Key’s consumer – direct loan portfolio (conventional loans to individuals).
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. A significant amount of this portfolio (89% at March 31, 2008) is derived primarily from the Regional Banking line of business; the remainder originated from the Consumer Finance line of business. Management expects the level of the home equity portfolio to decrease in the future as a result of Key’s December 2007 decision to exit dealer-originated home improvement lending activities, which are largely out-of-footprint.
Figure 17 summarizes Key’s home equity loan portfolio by source at the end of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 17. Home Equity Loans

	2008	2007
dollars in millions	First	Fourth	Third	Second	First

SOURCES OF LOANS OUTSTANDING
Regional Banking	$9,678	$9,655	$9,674	$9,736	$9,623
Consumer Finance	1,220	1,262	1,230	1,143	1,046

Total	$10,898	$10,917	$10,904	$10,879	$10,669

Nonperforming loans at period end	$74	$66	$61	$55	$52
Net loan charge-offs for the period	15	12	8	6	7
Yield for the period [a]	6.54%	7.02%	7.22%	7.22%	7.22%

(a)	From continuing operations.
Loans held for sale
As shown in Note 6 (“Loans and Loans Held for Sale”), which begins on page 19, Key’s loans held for sale were $1.7 billion at March 31, 2008, compared to $4.7 billion at December 31, 2007, and $4.2 billion at March 31, 2007. The decrease was attributable to the transfer of education loans from held-for-sale status to the held-to-maturity portfolio as discussed above.
At March 31, 2008, Key’s loans held for sale included $1.1 billion of commercial mortgage loans. In the absence of quoted market prices, management uses valuation models to measure the fair value of these loans and adjusts the amount recorded on the balance sheet if fair value falls below recorded cost. The models are based on assumptions related to prepayment speeds, default rates, funding cost and discount rates. In light of the volatility in the financial markets, management has reviewed Key’s assumptions and determined they reflect current market conditions. As a result, no significant adjustments to the assumptions were required during the first quarter of 2008.

During the first quarter, Key recorded net unrealized losses of $97 million and a net realized gain of $1 million on its loans held for sale portfolio. Key records these transactions in “net (losses) gains from loan securitizations and sales” on the income statement. Key has not been significantly impacted by market volatility in the subprime mortgage lending industry because it sold the $2.5 billion subprime mortgage loan portfolio held by the Champion Mortgage finance business in November 2006.
Sales and securitizations
Key continues to use alternative funding sources like loan sales and securitizations to support its loan origination capabilities. In addition, certain acquisitions completed over the past several years have improved Key’s ability under favorable market conditions to originate and sell new loans, and to securitize and service loans generated by others, especially in the area of commercial real estate.
During the past twelve months, Key sold $3.3 billion of commercial real estate loans ($238 million through a securitization), $258 million of education loans, $533 million of residential real estate loans, and $397 million of commercial loans and leases. Most of these sales came from the held-for-sale portfolio. Due to unfavorable market conditions, Key did not proceed with an education loan securitization during 2007 and does not anticipate entering into any further securitizations of this type during the remainder of 2008.
Among the factors that Key considers in determining which loans to sell or securitize are:

♦	whether particular lending businesses meet established performance standards or fit with Key’s relationship banking strategy;

♦	Key’s asset/liability management needs;

♦	whether the characteristics of a specific loan portfolio make it conducive to securitization;

♦	the cost of alternative funding sources;

♦	the level of credit risk;

♦	capital requirements; and

♦	market conditions and pricing.
Figure 18 summarizes Key’s loan sales (including securitizations) for the first three months of 2008 and all of 2007.
Figure 18. Loans Sold (Including Loans Held for Sale)

		Commercial	Commercial	Residential	Home	Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	— Direct	Education	Total

2008

First quarter	$14	$204	$29	$170	—	—	$72	$489

2007

Fourth quarter	$38	$965	$130	$118	—	—	$24	$1,275
Third quarter	17	1,059	35	127	—	—	44	1,282
Second quarter	36	1,079	98	118	—	—	118	1,449
First quarter	15	688	5	100	$233	$90	61	1,192

Total	$106	$3,791	$268	$463	$233	$90	$247	$5,198

Figure 19 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. The table includes loans that have been both securitized and sold, or simply sold outright.
Figure 19. Loans Administered or Serviced

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2008	2007	2007	2007	2007

Commercial real estate loans [a]	$130,645	$134,982	$134,510	$121,384	$108,303
Education loans	4,592	4,722	4,984	5,118	5,251
Commercial lease financing	762	790	657	529	458
Commercial loans	227	229	228	242	243

Total	$136,226	$140,723	$140,379	$127,273	$114,255

(a)	Key acquired the servicing for commercial mortgage loan portfolios with an aggregate principal balance of $345 million for the first quarter 2008, $5.3 billion for the fourth quarter 2007, $21.1 billion for the third quarter 2007, $6.4 billion for the second quarter 2007 and $12.7 billion for the first quarter 2007.
In the event of default by a borrower, Key is subject to recourse with respect to approximately $575 million of the $136.2 billion of loans administered or serviced at March 31, 2008. Additional information about this recourse arrangement is included in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 28.
Key derives income from several sources when retaining the right to administer or service loans that are securitized or sold. Key earns noninterest income (recorded as “other income”) from fees for servicing or administering loans. This fee income is reduced by the amortization of related servicing assets. In addition, Key earns interest income from securitized assets retained and from investing funds generated by escrow deposits collected in connection with the servicing of commercial real estate loans. These deposits have contributed to the growth in Key’s average total deposits over the past twelve months, thereby moderating Key’s overall cost of funds.
Securities
At March 31, 2008, the securities portfolio totaled $8.4 billion, compared to $7.9 billion at December 31, 2007, and $7.8 billion at March 31, 2007. At each of these dates, almost the entire securities portfolio was securities available for sale, with the remainder consisting of held-to-maturity securities of less than $40 million.
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations (“CMOs”). A CMO is a debt security that is secured by a pool of mortgages or mortgage-backed securities. Key’s CMOs generate interest income and serve as collateral to support certain pledging agreements. At March 31, 2008, Key had $8.0 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $7.6 billion at December 31, 2007, and $7.4 billion at March 31, 2007.
Management periodically evaluates Key’s securities available-for-sale portfolio in light of established asset/liability management objectives, changing market conditions that could affect the profitability of the portfolio, and the level of interest rate risk to which Key is exposed. These evaluations may cause management to take steps to improve Key’s overall balance sheet positioning.
In March 2007, management completed a comprehensive evaluation of the securities available-for-sale portfolio and determined that a repositioning of the portfolio was appropriate to enhance future financial performance, particularly in the event of a decline in interest rates. As a result, Key sold $2.4 billion of shorter-maturity CMOs and reinvested the proceeds in mortgage-backed securities with higher yields and longer expected average maturities. The repositioning also reduced Key’s exposure to prepayment risk if interest rates decline by replacing the CMOs sold with CMOs whose underlying mortgage loans have shorter maturities and lower coupon rates. Key maintains a modest liability-sensitive exposure to near-term changes in interest rates. Neither funding nor capital levels were affected materially by this portfolio repositioning.

As a result of the sale of CMOs, Key recorded a net realized loss of $49 million ($31 million after tax, or $.08 per diluted common share) during the first quarter of 2007. This net loss was previously recorded in “net unrealized losses on securities available for sale” in the accumulated other comprehensive income (loss) component of shareholders’ equity.
In addition to changing market conditions, the size and composition of Key’s securities available-for-sale portfolio could vary with Key’s needs for liquidity and the extent to which Key is required (or elects) to hold these assets as collateral to secure public funds and trust deposits. Although Key generally uses debt securities for this purpose, other assets, such as securities purchased under resale agreements, are occasionally used when they provide more favorable yields or risk profiles.
As shown in Figure 20, all of Key’s mortgage-backed securities are issued by government sponsored enterprises or the Government National Mortgage Association and are traded in highly liquid secondary markets. For more than 99% of these securities, management employs an outside bond pricing service to determine the fair value at which they should be recorded on the balance sheet. In performing the valuations, the pricing service relies on models that consider security-specific details as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. Management uses a purchased pricing model, along with inputs similar to those described above to value a small portion (less than $5 million) of Key’s mortgage-backed securities. Management must make additional assumptions, beyond those relied upon by the pricing service for these aged securities. The valuations derived from the models are reviewed by management for reasonableness to ensure they are consistent with the values placed on similar securities traded in the secondary markets.
Figure 20. Mortgage-Backed Securities by Issuer

	March 31,	December 31,	March 31,
in millions	2008	2007	2007

Federal Home Loan Mortgage Corporation	$4,680	$4,566	$4,642
Federal National Mortgage Association	2,951	2,748	2,518
Government National Mortgage Association	408	256	236

Total	$8,039	$7,570	$7,396

For the first quarter of 2008, net gains from Key’s mortgage-backed securities totaled $189 million. These net gains include net unrealized gains of $188 million, caused by the decline in benchmark Treasury yields, offset in part by the widening of interest rate spreads on these securities. Key records the net unrealized gains in the “accumulated other comprehensive income (loss)” component of shareholders’ equity and records the net realized gains in “net securities gains (losses)” on the income statement.
Figure 21 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 17.

Figure 21. Securities Available for Sale

					Other
	U.S. Treasury,	States and	Collateralized		Mortgage-		Retained						Weighted
	Agencies and	Political	Mortgage		Backed		Interests in		Other				Average
dollars in millions	Corporations	Subdivisions	Obligations	[a]	Securities	[a]	Securitizations	[a]	Securities	[b]	Total		Yield [c]

MARCH 31, 2008
Remaining maturity:
One year or less	$3	—	$37		$8		—		$13		$61		5.06%
After one through five years	8	$6	6,480		1,251		$86		67		7,898		5.09
After five through ten years	6	52	—		241		100		1		400		7.19
After ten years	1	35	—		22		—		2		60		5.84

Fair value	$18	$93	$6,517		$1,522		$186		$83		$8,419		—
Amortized cost	18	92	6,355		1,486		153		84		8,188		5.20%
Weighted-average yield [c]	4.12%	5.79%	4.89%		5.11%		18.77%		5.12	% [d]	5.20	% [d]	—
Weighted-average maturity	5.2 years	8.8 years	2.8 years		4.7 years		5.2 years		3.2 years		3.3 years		—

DECEMBER 31, 2007
Fair value	$19	$10	$6,167		$1,403		$185		$76		$7,860		—
Amortized cost	19	10	6,167		1,393		149		72		7,810		5.22%

MARCH 31, 2007
Fair value	$13	$13	$6,505		$891		$199		$168		$7,789		—
Amortized cost	13	12	6,519		889		146		157		7,736		5.25%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes securities of $77 million at March 31, 2008, that have no stated yield.
Held-to-maturity securities. Commercial paper and securities issued by states and political subdivisions constitute most of Key’s held-to-maturity securities. Figure 22 shows the composition, yields and remaining maturities of these securities.
Figure 22. Held-to-Maturity Securities

	States and					Weighted
	Political	Other				Average
dollars in millions	Subdivisions	Securities		Total		Yield [a]

MARCH 31, 2008
Remaining maturity:
One year or less	$4	$12		$16		6.47%
After one through five years	4	9		13		6.32

Amortized cost	$8	$21		$29		6.42%
Fair value	8	21		29		—
Weighted-average yield	8.62%	4.97	% [b]	6.42	% [b]	—
Weighted-average maturity	1.6 years	1.5 years		1.5 years		—

DECEMBER 31, 2007
Amortized cost	$9	$19		$28		6.84%
Fair value	9	19		28		—

MARCH 31, 2007
Amortized cost	$18	$20		$38		7.23%
Fair value	18	20		38		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes securities of $8 million at March 31, 2008, that have no stated yield.

Other investments
Most of Key’s other investments (primarily principal investments) are not traded on a ready market. Management determines the fair value at which these investments should be recorded based on the nature of the specific investment and all available information and relevant facts about the issuer’s performance. Management’s review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, management’s knowledge of the industry and other relevant factors. For the first three months of 2008, net gains from Key’s principal investing activities totaled $9 million, which included $7 million of net unrealized losses. Key records these net gains as “net gains from principal investing” on the income statement.
Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represent 65% of other investments at March 31, 2008. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($1.0 billion at March 31, 2008, and $993 million at December 31, 2007, and $916 million at March 31, 2007).
In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.
Deposits and other sources of funds
“Core deposits” ___ domestic deposits other than certificates of deposit of $100,000 or more ___ are Key’s primary source of funding. These deposits generally are stable, have a relatively low cost and typically react more slowly to changes in interest rates than market-based deposits. During the first quarter of 2008, core deposits averaged $52.4 billion, and represented 58% of the funds Key used to support loans and other earning assets, compared to $50.4 billion and 63% during the same quarter in 2007. The composition of Key’s deposits is shown in Figure 8, which spans pages 52 and 53.
The increase in average core deposits compared to the first quarter of 2007 was attributable to growth in Negotiable Order of Withdrawal (“NOW”) and money market deposits accounts, savings deposits, and certificates of deposit, offset in part by a decline in noninterest-bearing deposits. The growth in and change in composition of core deposits were attributable to several factors.

♦	The January 1, 2008, acquisition of U.S.B. Holding Co., Inc. added approximately $1.7 billion to Key’s average core deposits for the current quarter, while average core deposits for the year-ago quarter included approximately $700 million of deposits related to the McDonald Investments branch network. Adjusting for the acquisition of U.S.B. Holding Co., Inc. and the February 2007 sale of the McDonald Investments branch network, average core deposits were up approximately $1.0 billion, or 2%, from the first quarter of 2007.

♦	The increase in NOW and money market deposits accounts and the decrease in noninterest-bearing deposits reflect actions taken by Key in November 2007 to reduce its deposit reserve requirement by converting approximately $3.4 billion of noninterest-bearing deposits to NOW and money market deposit accounts.

♦	Competition for deposits in the markets in which Key operates remains strong and consumer preferences shifted more to certificates of deposit as a result of the declining interest rate environment.

Purchased funds, comprising large certificates of deposit, deposits in the foreign office and short-term borrowings, averaged $22.7 billion in the first quarter of 2008, compared to $14.4 billion during the year-ago quarter. The significant increase was attributable to growth in large certificate of deposits, foreign office deposits, and bank notes and other short-term borrowings. During the current year, Key has used purchased funds more heavily to accommodate borrowers’ increased reliance on commercial lines of credit in the volatile capital markets environment and to compensate for the transfer of approximately $1.3 billion of core deposits to the buyer in connection with the sale of the McDonald Investments branch network.
Capital
Shareholders’ equity. Total shareholders’ equity at March 31, 2008, was $8.6 billion, up $846 million from December 31, 2007. Factors contributing to the change in shareholders’ equity during the first three months of 2008 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.
Common shares outstanding. Figure 23 shows activities that caused the change in Key’s outstanding common shares over the past five quarters.
Figure 23. Changes in Common Shares Outstanding

	2008	2007
in thousands	First	Fourth	Third	Second	First

Shares outstanding at beginning of period	388,793	388,708	389,362	394,483	399,153
Shares issued to acquire U.S.B. Holding Co., Inc.	9,895	—	—	—	—
Issuance of shares under employee benefit plans	1,383	85	1,346	879	3,330
Repurchase of common shares	—	—	(2,000)	(6,000)	(8,000)

Shares outstanding at end of period	400,071	388,793	388,708	389,362	394,483

Key repurchases its common shares periodically in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The program does not have an expiration date. Key did not repurchase any shares during the first quarter of 2008 and does not anticipate any share repurchases during the second quarter. At March 31, 2008, 14.0 million shares were remaining for repurchase.
At March 31, 2008, Key had 91.8 million treasury shares. Management expects to reissue those shares as needed in connection with stock-based compensation awards and for other corporate purposes. On January 1, 2008, Key reissued 9.9 million of its common shares in connection with the acquisition of U.S.B. Holding Co., Inc. Additionally, during the first quarter, Key reissued 1.4 million shares under employee benefit plans.
Capital availability. As a result of the market disruption that has occurred, the availability of capital (principally to financial services companies) has become significantly restricted. While some companies have been successful in raising additional capital, the cost of that capital has been substantially higher than the prevailing market rate prior to the volatility. Management cannot predict when or if the markets will return to more favorable conditions. However, if the need for additional capital should arise under current market conditions, management anticipates there may be limited accessibility, or accessibility only at substantially higher costs than experienced in recent years.
Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Key’s ratio of total shareholders’ equity to total assets was 8.47% at March 31, 2008, compared to 7.89% at December 31, 2007, and 8.37% at March 31, 2007. Key’s ratio of tangible equity to tangible assets was 6.85% at March 31, 2008, above Key’s targeted range of 6.25% to 6.75%. Management believes Key’s capital position provides sufficient flexibility to take advantage of investment opportunities, to repurchase shares when appropriate and to pay dividends.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 87 of Key’s 2007 Annual Report to Shareholders, explains the implications of failing to meet these specific capital requirements.
Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of March 31, 2008, Key’s Tier 1 capital ratio was 8.33%, and its total capital ratio was 12.34%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as KeyCorp has — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of March 31, 2008, Key had a leverage ratio of 9.15%.
Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KeyBank, qualified as “well capitalized” at March 31, 2008, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key also would qualify as “well capitalized” at March 31, 2008. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or KeyBank.

Figure 24 presents the details of Key’s regulatory capital position at March 31, 2008, December 31, 2007, and March 31, 2007.
Figure 24. Capital Components and Risk-Weighted Assets

	March 31,	December 31,	March 31,
dollars in millions	2008	2007	2007

TIER 1 CAPITAL
Common shareholders’ equity [a]	$8,278	$7,687	$7,873
Qualifying capital securities	2,759	1,857	1,792
Less: Goodwill	1,599	1,252	1,202
Other assets [b]	238	197	175

Total Tier 1 capital	9,200	8,095	8,288

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments	1,351	1,280	989
Net unrealized gains on equity securities available for sale	—	2	5
Qualifying long-term debt	3,074	3,003	3,127

Total Tier 2 capital	4,425	4,285	4,121

Total risk-based capital	$13,625	$12,380	$12,409

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$85,917	$83,758	$78,154
Risk-weighted off-balance sheet exposure	25,745	25,676	24,686
Less: Goodwill	1,599	1,252	1,202
Other assets [b]	1,008	962	659
Plus: Market risk-equivalent assets	1,382	1,525	718

Total risk-weighted assets	$110,437	$108,745	$101,697

AVERAGE QUARTERLY TOTAL ASSETS	$103,202	$98,728	$92,204

CAPITAL RATIOS
Tier 1 risk-based capital ratio	8.33%	7.44%	8.15%
Total risk-based capital ratio	12.34	11.38	12.20
Leverage ratio [c]	9.15	8.39	9.17

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, or the amount resulting from the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of nonfinancial equity investments.

(c)	This ratio is Tier 1 capital divided by average quarterly total assets less: (i) goodwill, (ii) the nonqualifying intangible assets described in footnote (b), (iii) deductible portions of nonfinancial equity investments, and (iv) net unrealized gains or losses on securities available for sale; plus assets derecognized as an offset to accumulated other comprehensive income resulting from the adoption and application of SFAS No. 158.

Risk Management
Overview
Like other financial services companies, Key engages in business activities with inherent risks. The ability to properly and effectively identify, measure, monitor and report such risks is essential to maintaining safety and soundness and to maximizing profitability. Management believes that the most significant risks facing Key are market risk, liquidity risk, credit risk and operational risk, and that these risks must be managed across the entire enterprise. Key continues to evolve and strengthen its Enterprise Risk Management practices and uses a risk adjusted capital framework to manage these risks. This framework is approved and managed by the Risk Capital Committee, which consists of senior finance, risk management and business executives. Each type of risk is defined and discussed in greater detail in the remainder of this section.
Key’s Board of Directors has established and follows a corporate governance program that serves as the foundation for managing and mitigating risk. In accordance with this program, the Board focuses on the interests of shareholders, encourages strong internal controls, demands management accountability, mandates adherence to Key’s code of ethics and administers an annual self-assessment process. The Audit and Risk Management committees help the Board meet these risk oversight responsibilities. The responsibilities of these two committees are summarized on page 46 of Key’s 2007 Annual Report to Shareholders.
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
Interest rate risk positions can be influenced by a number of factors other than changes in market interest rates, including economic conditions, the competitive environment within Key’s markets, consumer preferences for specific loan and deposit products, and the level of interest rate exposure arising from basis risk, gap risk, yield curve risk and option risk. Each of these types of risk is defined in the discussion of market risk management, which begins on page 46 of Key’s 2007 Annual Report to Shareholders.
Net interest income simulation analysis. The primary tool management uses to measure Key’s interest rate risk is simulation analysis. For purposes of this analysis, management estimates Key’s net interest income based on the composition of its on- and off-balance sheet positions and the current interest rate environment. The simulation assumes that growth in Key’s on- and off-balance sheet positions will reflect recent product trends, as well as consensus economic forecasts.

The amount of net interest income at risk is measured by simulating the change in the level of net interest income that would occur if the Federal Funds Target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion, but not as dramatically. Management then compares the amount of net interest income at risk to the base case of an unchanged interest rate environment. The analysis also considers sensitivity to changes in a number of other variables, including other market interest rates and deposit mix. In addition, management assesses the potential effect of different shapes in the yield curve, including a sustained flat yield curve and an inverted slope yield curve. (The yield curve depicts the relationship between the yield on a particular type of security and its term to maturity.) Management also performs stress tests to measure the effect on net interest income of an immediate change in market interest rates, as well as changes in assumptions related to the pricing of deposits without contractual maturities, prepayments on loans and securities, and loan and deposit growth.
Simulation analysis produces only a sophisticated estimate of interest rate exposure based on assumptions and judgments related to balance sheet growth, customer behavior, new products, new business volume, pricing and anticipated hedging activities. Management tailors the assumptions to the specific interest rate environment and yield curve shape being modeled, and validates those assumptions on a periodic basis. Consistent with current practice, simulations are performed with the assumption that interest rate risk positions will be actively managed through the use of on- and off-balance sheet financial instruments to achieve the desired risk profile. Actual results may differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, actual hedging strategies employed, changes in balance sheet composition, and the possible effects of unanticipated or unknown events.
Figure 25 presents the results of the simulation analysis at March 31, 2008 and 2007. At March 31, 2008, Key’s simulated exposure to a change in short-term rates was modestly liability-sensitive and slightly higher than the comparable risk measure at March 31, 2007. ALCO policy guidelines for risk management call for corrective measures if simulation modeling demonstrates that a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. As shown in Figure 25, Key is operating within these guidelines.
Figure 25. Simulated Change in Net Interest Income

Basis point change assumption (short-term rates)	-200	+200
ALCO policy guidelines	-2.00%	-2.00%

INTEREST RATE RISK ASSESSMENT
March 31, 2008	+2.19%	-1.10%
March 31, 2007	+1.32	-.15

Throughout 2007, Key’s interest rate risk exposure gradually changed from relatively neutral to modestly liability-sensitive, with the potential to fluctuate between higher or lower levels of risk, depending on the assumed change in short-term interest rates (i.e., -200 basis points or +200 basis points) and the accuracy of management’s assumptions related to product pricing and customer behavior. From September 2007 through April 2008, the Federal Reserve reduced the federal funds target rate by 325 basis points. Although the timing and magnitude of further interest rate reductions is uncertain, Key’s current positioning is consistent with its long-term bias to be modestly liability-sensitive, which will help protect net interest income in a declining interest rate environment. Key proactively evaluates the need to revise its interest rate risk profile as changes occur in business flows and the outlook for the economy.
Management also conducts simulations that measure the effect of changes in market interest rates in the second year of a two-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, management simulates changes to the economic value of equity as discussed in the following section.

Economic value of equity modeling. Economic value of equity (“EVE”) complements net interest income simulation analysis since it provides estimates of risk exposure beyond twelve and twenty-four month horizons. EVE measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to changes in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets and liabilities. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as management’s expectations. Management takes corrective measures so that Key’s EVE will not decrease by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. Key is operating within these guidelines.
Management of interest rate exposure. Management uses the results of its various simulation analyses to formulate strategies to achieve the desired risk profile within the parameters of Key’s capital and liquidity guidelines. Specifically, management actively manages interest rate risk positions by purchasing securities, issuing term debt with floating or fixed interest rates, and using derivatives — predominantly in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities.
Figure 26 shows all swap positions held by Key for asset/liability management (“A/LM”) purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed, pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps changes frequently with changes in balance sheet positions selected to be hedged, and with changes to broader asset/liability management objectives. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 14 (“Derivatives and Hedging Activities”), which begins on page 29.
Figure 26. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2008					March 31, 2007
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable—conventional A/LM [a]	$12,513	$328	1.5	4.4%	2.9%	$8,038	$14
Receive fixed/pay variable—conventional debt	5,489	406	22.0	5.8	3.7	5,163	2
Receive fixed/pay variable—forward starting	2,100	96	2.1	4.8	4.7	—	—
Pay fixed/receive variable—conventional debt	1,047	(31)	3.9	4.5	4.6	855	(9)
Foreign currency—conventional debt	2,660	162	2.7	1.6	.8	3,301	199

Total portfolio swaps	$23,809	$961	6.5	4.5%	3.1%	$17,357	$206

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
Trading portfolio risk management
Key’s trading derivatives portfolio is described in Note 14. Management uses a value at risk (“VAR”) simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of Key’s trading portfolio. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter.
Key manages exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Risk Capital Committee. At March 31, 2008, the aggregate one-day trading limit set by the committee was $6.4 million. Key is operating within these constraints. During the first quarter of 2008, Key’s aggregate daily average, minimum and maximum VAR amounts were $2.8 million, $1.7 million and $3.8 million, respectively. During the same period one year ago, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.0 million, $.7 million and $1.4 million, respectively.

In addition to comparing VAR exposure against limits on a daily basis, management monitors loss limits, uses sensitivity measures and conducts stress tests. Risk Management reports Key’s market risk exposure to Key’s Risk Capital Committee and the Risk Management Committee of the Board of Directors.
Liquidity risk management
Key defines “liquidity” as the ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Liquidity management involves maintaining sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions. In addition, Key occasionally guarantees a subsidiary’s obligations in transactions with third parties. Management closely monitors the extension of such guarantees to ensure that Key retains ample liquidity to satisfy these obligations.
Key manages liquidity for all of its affiliates on an integrated basis. This approach considers the unique funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions. It also recognizes that adverse market conditions or other events that could negatively affect the availability or cost of liquidity will affect the access of all affiliates to money market funding.
Under ordinary circumstances, management monitors Key’s funding sources and measures its capacity to obtain funds in a variety of situations in an effort to maintain an appropriate mix of available and affordable cash. Management has established guidelines or target ranges for various types of wholesale borrowings, such as money market funding and term debt, at various maturities. In addition, management assesses whether Key will need to rely on wholesale borrowings in the future and develops strategies to address those needs.
Key uses several tools as described on page 49 of the 2007 Annual Report to Shareholders to actively manage and maintain liquidity on an ongoing basis.
Key generates cash flows from operations and from investing and financing activities. Since December 31, 2006, prepayments and maturities of securities available for sale have been the primary sources of cash from investing activities. Securities sold in connection with the repositioning of the securities portfolio also provided significant cash inflow during the first quarter of 2007. Investing activities such as lending and purchases of new securities have required the greatest use of cash.
Key relies on financing activities, such as increasing short-term or long-term borrowings, to provide the cash flow needed to support operating and investing activities if that need is not satisfied by deposit growth. Conversely, excess cash generated by operating, investing and deposit-gathering activities may be used to repay outstanding debt. For example, during 2007, Key used short-term borrowings to pay down long-term debt, while the net increase in deposits funded the growth in portfolio loans and loans held for sale.
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
Management performs stress tests to determine the effect that a potential downgrade in Key’s debt ratings or other market disruptions could have on liquidity over various time periods. These debt ratings, which are presented in Figure 27 on page 75, have a direct impact on Key’s cost of funds and ability to raise funds under normal as well as adverse conditions. The results of the stress tests indicate that, following the occurrence of an adverse event, Key could continue to meet its financial obligations and to fund its operations for at least one year. The stress test scenarios include major disruptions to Key’s access to funding markets and consider the potential adverse effect of core client activity on cash flows. To compensate for the effect of these assumed liquidity pressures, management considers alternative sources of liquidity over different time periods to project how fluctuations on the balance sheet would be managed. Key actively manages several alternatives for enhancing liquidity, including generating client deposits, securitizing or selling loans, extending the level or maturity of wholesale borrowings, purchasing deposits from other banks, and developing relationships with fixed income investors in a variety of markets. Management also measures Key’s capacity to borrow using various debt instruments and funding markets.
Certain credit markets that Key participates in and relies upon as sources of funding have been significantly disrupted and highly volatile since July 2007. As a means of maintaining adequate liquidity, Key, like many other financial institutions, has relied more heavily on the liquidity and stability present in the short-term and secured credit markets since access to unsecured term debt has been restricted. Short-term funding has been available and cost effective. However, if further market disruption were to also reduce the cost effectiveness and availability of these funds for a prolonged period of time, management may need to secure other funding alternatives.
Key maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, eurodollars and commercial paper), and also has secured borrowing facilities established at the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland to facilitate short-term liquidity requirements.
The Consolidated Statements of Cash Flows on page 6 summarize Key’s sources and uses of cash by type of activity for the three-month periods ended March 31, 2008 and 2007.
Liquidity for KeyCorp (the “parent company”)
The parent company has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.
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
The parent has met its liquidity requirements principally through receiving regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year up to the date of dividend declaration. During the first quarter of 2008, KeyBank did not pay any dividends to the parent, and nonbank subsidiaries paid the parent a total of $3 million in dividends. As of the close of business on March 31, 2008, KeyBank would have been permitted to pay an additional $378 million in dividends to the parent without prior regulatory approval and without affecting its status as “well-capitalized” under FDIC-defined capital categories.
The parent company generally maintains excess funds in interest-bearing deposits in an amount sufficient to meet projected debt maturities over the next twelve months. At March 31, 2008, the parent company held $1.3 billion in short-term investments, which management projected to be sufficient to meet debt repayment obligations over a period of approximately 31 months.

During the first three months of 2008, the KeyCorp Capital X trust issued $740 million of capital securities. In addition to increasing Key’s Tier I capital, this transaction also created additional liquidity for the parent company.
Additional sources of liquidity
Management has implemented several programs, as described below, that enable the parent company and KeyBank to raise funding in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs. In addition, certain KeyCorp subsidiaries maintain credit facilities with the parent company or third parties, which provide alternative sources of funding in light of current market conditions. KeyCorp is the guarantor of some of the third-party facilities.
Bank note program. KeyBank’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion. These notes have original maturities in excess of one year and are included in “long-term debt” on the balance sheet. KeyBank did not issue any notes under this program during the first three months of 2008. At March 31, 2008, $18.1 billion was available for future issuance.
Euro medium-term note program. Under Key’s euro medium-term note program, the parent company and KeyBank may issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KeyBank and $1.0 billion by the parent company). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars or foreign currencies. Key did not issue any notes under this program during the first three months of 2008. At March 31, 2008, $7.3 billion was available for future issuance.
KeyCorp medium-term note program. In January 2005, the parent company registered $2.9 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission. Of this amount, $1.9 billion has been allocated for the issuance of both long- and short-term debt in the form of medium-term notes. The parent company did not issue any notes under this program during the first quarter of 2008. At March 31, 2008, unused capacity under this medium-term note program totaled $900 million, with an additional $1.0 billion remaining for other issuances under the shelf registration.
Commercial paper. The parent company has a commercial paper program that provides funding availability of up to $500 million. As of March 31, 2008, there were no borrowings outstanding under this program.
KeyBank has a separate commercial paper program at a Canadian subsidiary that provides funding availability of up to C$1.0 billion in Canadian currency. The borrowings under this program can be denominated in Canadian or U.S. dollars. As of March 31, 2008, borrowings outstanding under this commercial paper program totaled C$394 million in Canadian currency and $132 million in U.S. currency (equivalent to C$136 million in Canadian currency).
Key’s debt ratings are shown in Figure 27. Management believes that these debt ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to effect future offerings of securities that would be marketable to investors at a competitive cost.

Figure 27. Debt Ratings

Enhanced
		Senior	Subordinated		Trust
	Short-Term	Long-Term	Long-Term	Capital	Preferred
March 31, 2008	Borrowings	Debt	Debt	Securities	Securities

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	A-2	A-	BBB+	BBB	BBB
Moody’s	P-1	A2	A3	A3	A3
Fitch	F1	A	A-	A-	A-
DBRS	R-1 (low)	A	A (low)	N/A	A (low)

KEYBANK

Standard & Poor’s	A-1	A	A-	N/A	N/A
Moody’s	P-1	A1	A2	N/A	N/A
Fitch	F1	A	A-	N/A	N/A
DBRS	R-1 (middle)	A (high)	A	N/A	N/A

KEY NOVA SCOTIA FUNDING COMPANY (“KNSF”)

DBRS [a]	R-1 (middle)	A (high)	N/A	N/A	N/A

(a)	Reflects the guarantee by KeyBank of KNSF’s issuance of Canadian commercial paper.

N/A = Not Applicable
Credit risk management
Credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, Key makes loans, extends credit, purchases securities and enters into financial derivative contracts, all of which expose Key to credit risk.
Credit policy, approval and evaluation. Key manages credit risk exposure through a multifaceted program. Independent committees approve both retail and commercial credit policies. These policies are communicated throughout Key to foster a consistent approach to granting credit. For more information about Key’s credit policies, as well as related approval and evaluation processes, see the section entitled “Credit policy, approval and evaluation” on page 51 of Key’s 2007 Annual Report to Shareholders.
Key actively manages the overall loan portfolio in a manner consistent with asset quality objectives. This process entails the use of credit derivatives — primarily credit default swaps — to mitigate Key’s credit risk. Credit default swaps enable Key to transfer a portion of the credit risk associated with a particular extension of credit to a third party, and to manage portfolio concentration and correlation risks. At March 31, 2008, Key used credit default swaps with a notional amount of $1.1 billion to manage the credit risk associated with specific commercial lending obligations. Occasionally, Key will provide credit protection to other lenders through the sale of credit default swaps. These transactions may generate fee income and can diversify overall exposure to credit loss. At March 31, 2008, the notional amount of credit default swaps sold by Key was $200 million.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps added $11 million to Key’s operating results for the three-month period ended March 31, 2008.
Other actions used to manage the loan portfolio include loan securitizations, portfolio swaps, or bulk purchases and sales. The overarching goal is to continually manage the loan portfolio within a specified range of asset quality.
Watch and criticized assets. Watch assets are troubled commercial loans with the potential to deteriorate in quality due to the client’s current financial condition and possible inability to perform in accordance with the terms of the underlying contract. Criticized assets are troubled loans and other assets that show additional signs of weakness that may lead, or have led, to an interruption in scheduled repayments from primary sources, potentially requiring Key to rely on repayment from secondary sources, such as collateral liquidation.
At March 31, 2008, the levels of watch assets and criticized assets were higher than they were a year earlier. Both watch and criticized levels increased in most of the commercial lines of business. The most significant increase occurred in the Real Estate Capital and Corporate Banking Services line of business, due principally to deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio.
Allowance for loan losses. The allowance for loan losses at March 31, 2008, was $1.298 billion, or 1.70% of loans, and included the impact of $32 million of allowance added in the January 1, 2008, acquisition of U.S.B. Holding Co., Inc. and an additional provision for loan losses recorded in connection with the March 2008 transfer of $3.3 billion of education loans from held-for-sale status to the loan portfolio. This compares to an allowance of $944 million, or 1.44%, at March 31, 2007. The allowance includes $177 million that was specifically allocated for impaired loans of $789 million at March 31, 2008, compared to $22 million that was allocated for impaired loans of $46 million one year ago. For more information about impaired loans, see Note 9 (“Nonperforming Assets and Past Due Loans”) on page 22. At March 31, 2008, the allowance for loan losses was 123.15% of nonperforming loans, compared to 371.65% at March 31, 2007.
Management estimates the appropriate level of the allowance for loan losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 67 of Key’s 2007 Annual Report to Shareholders. Briefly, management estimates the appropriate level of Key’s allowance for loan losses by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors, such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. If an impaired loan has an outstanding balance greater than $2.5 million, management conducts further analysis to determine the probable loss content, and assigns a specific allowance to the loan if deemed appropriate, considering the results of the analysis and other relevant factors. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if management remains uncertain about whether the loan will be repaid in full. The allowance for loan losses at March 31, 2008, represents management’s best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 28, Key’s allowance for loan losses increased by $354 million, or 38%, during the past twelve months. This increase was attributable primarily to deteriorating conditions in the commercial real estate portfolio, as well as the impact of the U.S.B. Holding Co., Inc. acquisition and the transfer of education loans from held-for-sale status to the loan portfolio, as discussed above.
Figure 28. Allocation of the Allowance for Loan Losses

	March 31, 2008			December 31, 2007			March 31, 2007
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$402	31.0%	33.7%	$392	32.6%	35.0%	$353	37.4%	32.7%
Real estate — commercial mortgage	211	16.2	13.7	206	17.2	13.6	167	17.7	12.9
Real estate — construction	358	27.6	11.1	326	27.2	11.4	131	13.9	12.7
Commercial lease financing	129	9.9	13.1	125	10.4	14.4	135	14.3	15.3

Total commercial loans	1,100	84.7	71.6	1,049	87.4	74.4	786	83.3	73.6
Real estate — residential mortgage	11	.8	2.6	7	.6	2.3	13	1.4	2.2
Home equity	62	4.8	14.3	72	6.0	15.4	77	8.1	16.2
Consumer — direct	32	2.5	1.6	31	2.6	1.8	28	3.0	2.1
Consumer — indirect	93	7.2	9.9	41	3.4	6.1	40	4.2	5.9

Total consumer loans	198	15.3	28.4	151	12.6	25.6	158	16.7	26.4

Total	$1,298	100.0%	100.0%	$1,200	100.0%	100.0%	$944	100.0%	100.0%

Net loan charge-offs. Net loan charge-offs for the first quarter of 2008 were $121 million, or .67% of average loans from continuing operations. These results compare to net charge-offs of $44 million, or .27%, for the same period last year. The composition of Key’s loan charge-offs and recoveries by type of loan is shown in Figure 29. The largest increases in net charge-offs compared to the first quarter of 2007 occurred in the commercial, financial and agricultural portfolio, and in the homebuilder segment of the real estate construction portfolio. These two portfolios accounted for 65% of the increase in Key’s total net loan charge-offs.
Figure 29. Summary of Loan Loss Experience

	Three months ended
	March 31,
dollars in millions	2008	2007

Average loans outstanding from continuing operations	$72,688	$65,669

Allowance for loan losses at beginning of period	$1,200	$944
Loans charged off:
Commercial, financial and agricultural	50	17

Real estate — commercial mortgage	4	6
Real estate — construction	25	1

Total commercial real estate loans [a]	29	7
Commercial lease financing	15	13

Total commercial loans	94	37
Real estate — residential mortgage	4	1
Home equity	16	8
Consumer — direct	9	7
Consumer — indirect	25	11

Total consumer loans	54	27

	148	64

Recoveries:
Commercial, financial and agricultural	14	7
Real estate — commercial mortgage	—	3
Commercial lease financing	6	3

Total commercial loans	20	13
Home equity	1	1
Consumer — direct	2	2
Consumer — indirect	4	4

Total consumer loans	7	7

	27	20

Net loans charged off	(121)	(44)
Provision for loan losses from continuing operations	187	44
Allowance related to loans acquired, net	32	—

Allowance for loan losses at end of period	$1,298	$944

Net loan charge-offs to average loans from continuing operations	.67%	.27%
Allowance for loan losses to period-end loans	1.70	1.44
Allowance for loan losses to nonperforming loans	123.15	371.65

(a)	See Figure 16 and the accompanying discussion on pages 59 and 60 for more information related to Key’s commercial real estate portfolio.

Nonperforming assets. Figure 30 shows the composition of Key’s nonperforming assets. These assets totaled $1.115 billion at March 31, 2008, and represented 1.46% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared to $764 million, or 1.08%, at December 31, 2007, and $353 million, or .54%, at March 31, 2007.
As shown in Figure 30, the growth in nonperforming assets was attributable to a higher level of nonperforming loans caused primarily by deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio. The majority of the increase in this segment relates to loans outstanding in Florida and southern California. The increase in total nonperforming assets was moderated by reductions in OREO and other nonperforming assets, primarily investments held by the Private Equity unit within Key’s Real Estate Capital and Corporate Banking Services line of business.
At March 31, 2008, Key’s 20 largest nonperforming loans totaled $473 million, representing 45% of total loans on nonperforming status. The level of Key’s delinquent loans rose over the past twelve months, reflecting the deterioration in the housing market.
Figure 30. Summary of Nonperforming Assets and Past Due Loans

	March 31,	December 31,	September 30,	June 30,	March 31,
dollars in millions	2008	2007	2007	2007	2007

Commercial, financial and agricultural	$147	$84	$94	$83	$70

Real estate — commercial mortgage	113	41	41	41	44
Real estate — construction	610	415	228	23	10

Total commercial real estate loans [a]	723	456	269	64	54
Commercial lease financing	38	28	30	34	31

Total commercial loans	908	568	393	181	155
Real estate — residential mortgage	34	28	29	27	32
Home equity	74	66	61	55	52
Consumer — direct	2	2	2	2	2
Consumer — indirect	36	23	13	11	13

Total consumer loans	146	119	105	95	99

Total nonperforming loans	1,054	687	498	276	254

Nonperforming loans held for sale	9	25	6	4	3

OREO	29	21	21	27	42
Allowance for OREO losses	(2)	(2)	(1)	(2)	(2)

OREO, net of allowance	27	19	20	25	40

Other nonperforming assets [b]	25	33	46	73	56

Total nonperforming assets	$1,115	$764	$570	$378	$353

Accruing loans past due 90 days or more	$283	$231	$190	$181	$146
Accruing loans past due 30 through 89 days	1,169	843	717	623	626

Nonperforming loans to period-end portfolio loans	1.38%	.97%	.72%	.41%	.39%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.46	1.08	.83	.57	.54

(a)	See Figure 16 and the accompanying discussion on pages 59 and 60 for more information related to Key’s commercial real estate portfolio.

(b)	Primarily investments held by the Private Equity unit within Key’s Real Estate Capital and Corporate Banking Services line of business.
Figure 31 shows credit exposure by industry classification in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans.” The types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are summarized in Figure 32.

Figure 31. Commercial, Financial and Agricultural Loans

				Nonperforming Loans
March 31, 2008	Total		Loans		% of Loans
dollars in millions	Commitments	[a]	Outstanding	Amount	Outstanding

Industry classification:
Services	$11,101		$3,947	$9	.2%
Manufacturing	10,679		4,124	20	.5
Retail trade	6,726		4,055	4	.1
Public utilities	4,603		933	1	.1
Financial services	4,383		1,438	1	.1
Wholesale trade	3,699		1,669	9	.5
Property management	3,408		1,689	24	1.4
Insurance	2,493		329	4	1.2
Building contractors	2,392		1,060	16	1.5
Transportation	2,045		1,493	17	1.1
Public administration	1,125		553	—	—
Mining	1,026		554	—	—
Agriculture/forestry/fishing	966		548	1	.2
Communications	664		326	—	—
Individuals	31		12	—	—
Other	3,609		3,047	41	1.3

Total	$58,950		$25,777	$147	.6%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 32. Summary of Changes in Nonperforming Loans

	2008	2007
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$687	$498	$276	$254	$215
Loans placed on nonaccrual status	566	378	337	130	129
Charge-offs	(144)	(147)	(81)	(72)	(61)
Loans sold	—	(13)	(6)	(7)	—
Payments	(32)	(17)	(13)	(21)	(7)
Transfers to OREO	(10)	(5)	(12)	—	(9)
Transfer to nonperforming loans held-for-sale	(8)	—	—	—	—
Loans returned to accrual status	(5)	(7)	(3)	(8)	(13)

Balance at end of period	$1,054	$687	$498	$276	$254

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
Management continuously strives to strengthen Key’s system of internal controls to ensure compliance with laws, rules and regulations, and to improve the oversight of Key’s operational risk. For example, a loss-event database is used to track the amounts and sources of operational losses. This tracking mechanism helps to identify weaknesses and to highlight the need to take corrective action. Management also relies upon sophisticated software programs designed to assist in monitoring Key’s control processes. This technology has enhanced the reporting of the effectiveness of Key’s controls to senior management and the Board.

Primary responsibility for managing and monitoring internal control mechanisms lies with the managers of Key’s various lines of business. Key’s Risk Review function periodically assesses the overall effectiveness of Key’s system of internal controls. Risk Review reports the results of reviews on internal controls and systems to senior management and the Audit Committee, and independently supports the Audit Committee’s oversight of these controls. A senior management committee, known as the Operational Risk Committee, oversees Key’s level of operational risk, and directs and supports Key’s operational infrastructure and related activities.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The information presented in the Market Risk Management section, which begins on page 69 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in the Legal Proceedings section of Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 27 of the Notes to Consolidated Financial Statements, and in the Lease Financing Transactions section of Note 12 (“Income Taxes”), which begins on page 25 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The discussion related to Key’s common share repurchase activities in the section entitled “Capital” on page 66 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 6. Exhibits
10.1	Form of Award of Executive Officer Grant with Restricted Stock Units (2008-2010).

10.2	Form of Award of Executive Officer Grant (2008-2010).

10.3	Form of Award of Officer Grant with Restricted Stock Units (2008-2010).

10.4	Form of Award of Officer Grant (2008-2010).

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

KEYCORP
(Registrant)

Date: May 6, 2008	/s/ Robert L. Morris
By: Robert L. Morris
Chief Accounting Officer