Form 10-Q
period 2008-06-30
KEYCORP /NEW/
filed 2008-08-08
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	494,657,020 Shares

(Title of class)	(Outstanding at July 31, 2008)

KEYCORP

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
dollars in millions	2008	2007	2007
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,912	$1,814	$1,818
Short-term investments	826	516	471
Trading account assets	1,483	1,056	994
Securities available for sale	8,312	7,860	7,819
Held-to-maturity securities (fair value: $25, $28 and $37)	25	28	37
Other investments	1,559	1,538	1,602
Loans, net of unearned income of $2,532 $2,202 and $2,146	75,855	70,823	66,692
Less: Allowance for loan losses	1,421	1,200	945

Net loans	74,434	69,623	65,747
Loans held for sale	1,833	4,736	4,546
Premises and equipment	748	681	600
Operating lease assets	1,089	1,128	1,110
Goodwill	1,598	1,252	1,202
Other intangible assets	146	123	110
Corporate-owned life insurance	2,917	2,872	2,822
Derivative assets	1,693	879	374
Accrued income and other assets	2,969	4,122	3,715

Total assets	$101,544	$98,228	$92,967

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$27,278	$27,635	$23,315
Savings deposits	1,809	1,513	1,613
Certificates of deposit ($100,000 or more)	8,699	6,982	6,197
Other time deposits	12,541	11,615	11,832

Total interest-bearing	50,327	47,745	42,957
Noninterest-bearing	10,561	11,028	14,199
Deposits in foreign office — interest-bearing	3,508	4,326	3,443

Total deposits	64,396	63,099	60,599
Federal funds purchased and securities sold under repurchase agreements	2,088	3,927	4,362
Bank notes and other short-term borrowings	5,985	5,861	2,476
Derivative liabilities	637	252	248
Accrued expense and other liabilities	4,626	5,386	5,000
Long-term debt	15,106	11,957	12,581

Total liabilities	92,838	90,482	85,266

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
7.750% Noncumulative Perpetual Convertible Preferred Stock, Series A, $1 par value, $100 liquidation preference; authorized 7,475,000 shares, issued 6,500,000 shares	650	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 576,995,163, 491,888,780 and 491,888,780 shares	577	492	492
Capital surplus	2,544	1,623	1,652
Retained earnings	7,461	8,522	8,720
Treasury stock, at cost (91,333,157, 103,095,907 and 102,527,008 shares)	(2,675)	(3,021)	(2,994)
Accumulated other comprehensive income (loss)	149	130	(169)

Total shareholders’ equity	8,706	7,746	7,701

Total liabilities and shareholders’ equity	$101,544	$98,228	$92,967

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
dollars in millions, except per share amounts	2008	2007	2008	2007

INTEREST INCOME
Loans	$717	$1,176	$1,840	$2,337
Loans held for sale	20	82	107	157
Securities available for sale	111	106	220	206
Held-to-maturity securities	—	—	1	1
Trading account assets	10	7	23	14
Short-term investments	8	9	17	20
Other investments	14	15	26	28

Total interest income	880	1,395	2,234	2,763

INTEREST EXPENSE
Deposits	347	447	775	880
Federal funds purchased and securities sold under repurchase agreements	15	59	43	108
Bank notes and other short-term borrowings	27	18	66	29
Long-term debt	133	185	279	381

Total interest expense	522	709	1,163	1,398

NET INTEREST INCOME	358	686	1,071	1,365
Provision for loan losses	647	53	834	97

Net interest (loss) income after provision for loan losses	(289)	633	237	1,268

NONINTEREST INCOME
Trust and investment services income	138	115	267	240
Service charges on deposit accounts	93	84	181	159
Investment banking and capital markets income	80	52	88	96
Operating lease income	68	66	137	130
Letter of credit and loan fees	51	45	88	83
Corporate-owned life insurance income	28	32	56	57
Electronic banking fees	27	25	51	49
Net gains (losses) from loan securitizations and sales	33	33	(68)	42
Net securities (losses) gains	(1)	2	2	(45)
Net (losses) gains from principal investing	(14)	90	(5)	119
Gain from redemption of Visa Inc. shares	—	—	165	—
Gain from sale of McDonald Investments branch network	—	—	—	171
Other income	52	105	121	202

Total noninterest income	555	649	1,083	1,303

NONINTEREST EXPENSE
Personnel	404	411	813	839
Net occupancy	62	59	128	122
Computer processing	43	49	90	100
Operating lease expense	55	55	113	107
Professional fees	33	26	56	52
Equipment	23	24	47	49
Marketing	21	20	35	39
Other expense	140	171	231	291

Total noninterest expense	781	815	1,513	1,599

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(515)	467	(193)	972
Income taxes	611	130	715	277

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,126)	337	(908)	695
Loss from discontinued operations, net of taxes of $2 and $7, respectively (see Note 3)	—	(3)	—	(11)

NET (LOSS) INCOME	$(1,126)	$334	$(908)	$684

Net (loss) income applicable to common shares	$(1,126)	$334	$(908)	$684
Per common share:
(Loss) income from continuing operations	$(2.70)	$.86	$(2.23)	$1.76
Net (loss) income	(2.70)	.85	(2.23)	1.73
Per common share — assuming dilution:
(Loss) income from continuing operations	$(2.70)	$.85	$(2.23)	$1.74
Net (loss) income	(2.70)	.84	(2.23)	1.71
Cash dividends declared per common share	$.375	$.365	$.375	$.73
Weighted-average common shares outstanding (000)	416,629	392,045	407,875	394,944
Weighted-average common shares and potential common shares outstanding (000)	416,629	396,918	407,875	400,180

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

								Accumulated
							Treasury	Other
	Preferred Stock	Common Shares	Preferred	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Outstanding (000)	Stock	Shares	Surplus	Earnings	at Cost	Income (Loss)	Income (Loss)

BALANCE AT DECEMBER 31, 2006	—	399,153	—	$492	$1,602	$8,377	$(2,584)	$(184)
Cumulative effect of adopting FSP 13-2, net of income taxes of ($2)						(52)
Cumulative effect of adopting FIN 48, net of income taxes of ($1)						(1)

BALANCE AT JANUARY 1, 2007						8,324
Net income						684			$684
Other comprehensive income:
Net unrealized losses on securities available for sale, net of income taxes of ($12) [a]								(19)	(19)
Net unrealized gains on derivative financial instruments, net of income taxes of $6								10	10
Foreign currency translation adjustments								14	14
Net pension and postretirement benefit costs, net of income taxes								10	10

Total comprehensive income									$699

Deferred compensation					27	(2)
Cash dividends declared on common shares ($.73 per share)						(286)
Common shares reissued for stock options and other employee benefit plans		4,209			23		117
Common shares repurchased		(14,000)					(527)

BALANCE AT JUNE 30, 2007	—	389,362	—	$492	$1,652	$8,720	$(2,994)	$(169)

BALANCE AT DECEMBER 31, 2007	—	388,793	—	$492	$1,623	$8,522	$(3,021)	$130
Net loss						(908)			$(908)
Other comprehensive loss:
Net unrealized gains on securities available for sale, net of income taxes of $10 [a]								15	15
Net unrealized gains on derivative financial instruments, net of income taxes of $1								1	1
Foreign currency translation adjustments								(1)	(1)
Net pension and postretirement benefit costs, net of income taxes								4	4

Total comprehensive loss									$(889)

Deferred compensation					3	(3)
Cash dividends declared on common shares ($.375 per share)						(150)
Preferred stock issued	6,500		$650		(20)
Common shares issued		85,106		85	893
Common shares reissued:
Acquisition of U.S.B. Holding Co., Inc.		9,895			58		290
Stock options and other employee benefit plans		1,868			(13)		56

BALANCE AT JUNE 30, 2008	6,500	485,662	$650	$577	$2,544	$7,461	$(2,675)	$149

(a)	Net of reclassification adjustments.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
in millions	2008	2007

OPERATING ACTIVITIES
Net (loss) income	$(908)	$684
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for loan losses	834	97
Depreciation and amortization expense	217	209
Litigation reserve	—	42
Net securities losses (gains)	(2)	45
Liability to Visa	(64)	—
Gain from redemption of Visa Inc. shares	(165)	—
Gain from sale of McDonald Investments branch network	—	(171)
Gain related to MasterCard Incorporated shares	—	(40)
Gain from settlement of automobile residual value insurance litigation	—	(26)
Net losses (gains) from principal investing	5	(119)
Net losses (gains) from loan securitizations and sales	68	(42)
Loss from sale of discontinued operations	—	2
Proceeds from settlement of automobile residual value insurance litigation	—	279
Deferred income taxes	(151)	(56)
Net decrease (increase) in loans held for sale from continuing operations	48	(909)
Net increase in trading account assets	(427)	(82)
Other operating activities, net	371	(343)

NET CASH USED IN OPERATING ACTIVITIES	(174)	(430)
INVESTING ACTIVITIES
Proceeds from redemption of Visa Inc. shares	165	—
Proceeds from sale of McDonald Investments branch network, net of retention payments	—	199
Proceeds from sale of MasterCard Incorporated shares	—	40
Cash used in acquisitions, net of cash acquired	(184)	—
Net increase in short-term investments	(244)	(143)
Purchases of securities available for sale	(793)	(3,955)
Proceeds from sales of securities available for sale	836	2,449
Proceeds from prepayments and maturities of securities available for sale	760	1,443
Purchases of held-to-maturity securities	(2)	—
Proceeds from prepayments and maturities of held-to-maturity securities	4	4
Purchases of other investments	(306)	(363)
Proceeds from sales of other investments	111	213
Proceeds from prepayments and maturities of other investments	71	64
Net increase in loans, excluding acquisitions, sales and transfers	(1,560)	(1,309)
Purchases of loans	(18)	(56)
Proceeds from loan securitizations and sales	221	287
Purchases of premises and equipment	(87)	(58)
Proceeds from sales of premises and equipment	1	1
Proceeds from sales of other real estate owned	13	45

NET CASH USED IN INVESTING ACTIVITIES	(1,012)	(1,139)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(509)	1,480
Net (decrease) increase in short-term borrowings	(2,505)	2,158
Net proceeds from issuance of long-term debt	3,900	39
Payments on long-term debt	(910)	(1,845)
Purchases of treasury shares	—	(527)
Net proceeds from issuance of common shares and preferred stock	1,601	—
Net proceeds from reissuance of common shares	6	93
Tax benefits (under) over recognized compensation cost for stock-based awards	(1)	11
Cash dividends paid	(298)	(286)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,284	1,123

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	98	(446)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,814	2,264

CASH AND DUE FROM BANKS AT END OF PERIOD	$1,912	$1,818

Additional disclosures relative to cash flows:
Interest paid	$1,144	$1,416
Income taxes paid	322	135
Noncash items:
Assets acquired	$2,810	—
Liabilities assumed	2,648	—
Loans transferred to portfolio from held for sale	3,284	—
Loans transferred to held for sale from portfolio	429	—
Loans transferred to other real estate owned	23	$20

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
The consolidated financial statements include any voting rights entity in which Key has a controlling financial interest. In accordance with Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” a variable interest entity (“VIE”) is consolidated if Key has a variable interest in the entity and is exposed to the majority of its expected losses and/or residual returns (i.e., Key is considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 8 (“Variable Interest Entities”) on page 23 for information on Key’s involvement with VIEs.
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
Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain intangible assets are subject to impairment testing, which must be conducted at least annually. Key typically performs this required testing in the fourth quarter of each year, or more frequently if events or circumstances indicate possible impairment. Key’s reporting units for purposes of this testing are its major business segments: Community Banking and National Banking.

The first step in impairment testing is to determine the fair value of each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment may be indicated. In such a case, Key would estimate a purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price to the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill.
Key’s results for the second quarter of 2008 were adversely affected by after-tax charges of $1.011 billion, resulting from a previously announced adverse federal court decision on the tax treatment of a Service Contract Lease transaction, and a substantial increase to the provision for loan losses. As a result of these charges, management tested Key’s goodwill for impairment as of June 30, 2008, and determined that no impairment existed at that date.
Two primary assumptions are used in determining the fair value of Key’s reporting units: Key’s revenue growth rate and the future weighted-average cost of capital. Assuming that these assumptions remain unchanged, an incremental after-tax charge exceeding approximately $700 million within the National Banking reporting unit would likely require additional impairment testing steps since the carrying amount of this unit would then exceed its fair value.
Derivatives
Effective January 1, 2008, Key adopted the accounting guidance in FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation 39,” and as a result, also adopted the provisions of Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” As a result of adopting this guidance, Key changed its accounting policy pertaining to the recognition of derivative assets and liabilities to take into account the impact of master netting agreements that allow Key to settle all derivative contracts held with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Additional information regarding Key’s adoption of this accounting guidance is provided in Note 14 (“Derivatives and Hedging Activities”), which begins on page 31, and under the heading “Accounting Pronouncements Adopted in 2008” on page 9 of this note.
Fair Value Measurements
Effective January 1, 2008, Key adopted SFAS No. 157, “Fair Value Measurements,” for all applicable financial and nonfinancial assets and liabilities. This accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances.
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
Key values its assets and liabilities in the principal market where it sells the particular asset or transfers the liability with the greatest volume and level of activity. In the absence of a principal market, the valuation is based on the most advantageous market for the asset or liability (i.e., the market where the asset could be sold or the liability transferred at a price that maximizes the amount to be received for the asset or minimizes the amount to be paid to transfer the liability).
In measuring the fair value of an asset, Key assumes the highest and best use of the asset by a market participant to maximize the value of the asset, and does not consider the intended use of the asset.

When measuring the fair value of a liability, Key assumes that the nonperformance risk associated with the liability is the same before and after the transfer. Nonperformance risk is the risk that an obligation will not be satisfied and encompasses not only Key’s own credit risk (i.e., the risk that Key will fail to meet its obligation). but also other risks such as settlement risk. Key considers the effect of its own credit risk on the fair value for any period in which fair value is measured.
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
Unobservable inputs are assumptions based on Key’s own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date.
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
Additional information regarding fair value measurements and Key’s adoption of SFAS No. 157 is provided in Note 15 (“Fair Value Measurements”), which begins on page 34, and under the heading “Accounting Pronouncements Adopted in 2008” below.
Accounting Pronouncements Adopted in 2008
Fair value measurements. In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for Key). In February 2008, the FASB

issued Staff Position FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. However, early adoption of SFAS No. 157 for nonfinancial assets and liabilities within the scope of the new guidance is permitted. Key’s January 1, 2008, adoption of SFAS No. 157 for all financial and nonfinancial assets and liabilities did not have a material effect on Key’s financial condition or results of operations. Additional information regarding fair value measurements and Key’s adoption of this accounting guidance is provided in Note 15 and under the heading “Fair Value Measurements” on page 8 of this note.
Fair value option for financial assets and financial liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This guidance provides an option to selectively report financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for Key). Key has elected to not apply this fair value option to any of its existing assets or liabilities. However, Key may apply this guidance to assets or liabilities in the future as permitted under SFAS No. 159.
Offsetting of amounts related to certain contracts. In April 2007, the FASB issued Staff Position FIN 39-1, which supplements Interpretation No. 39 by allowing reporting entities to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash (a payable) arising from derivative instruments with the same counterparty. Interpretation No. 39 allowed reporting entities to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Key did not previously adopt the provisions of Interpretation No. 39 that were permitted but not required. The accounting guidance in Staff Position FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for Key). Key has elected to adopt the accounting guidance in Staff Position FIN 39-1, and as a result, also adopted the provisions of Interpretation No. 39. The adoption of this accounting guidance did not have a material effect on Key’s financial condition or results of operations. Additional information regarding Key’s adoption of this accounting guidance is provided in Note 14 and under the heading “Derivatives” on page 8 of this note.
Accounting Pronouncements Pending Adoption at June 30, 2008
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

Accounting for transfers of financial assets and repurchase financing transactions. In February 2008, the FASB issued Staff Position FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This Staff Position provides guidance on accounting for a transfer of a financial asset and a repurchase financing, and presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately under SFAS No. 140. Staff Position FAS 140-3 will be effective for fiscal years beginning after November 15, 2008 (January 1, 2009, for Key), and for interim periods within those fiscal years. Early adoption is prohibited. Management is evaluating the potential effect this guidance may have on Key’s financial condition and results of operations.
Disclosures about derivative instruments and hedging activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective for fiscal years beginning after November 15, 2008 (January 1, 2009, for Key).
Determination of the useful life of intangible assets. In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This accounting guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This Staff Position will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for Key), and for interim periods within those fiscal years. Early adoption is prohibited. Adoption of this accounting guidance is not expected to have a material effect on Key’s financial condition or results of operations.
Hierarchy of generally accepted accounting principles. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This guidance identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Adoption of this accounting guidance is not expected to have a material effect on Key’s financial condition or results of operations.
Accounting for convertible debt instruments. In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement).” This guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This Staff Position is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for Key), and for interim periods within those fiscal years. Early adoption is prohibited. Key has not issued and does not have any convertible debt instruments outstanding that are subject to the accounting guidance in this Staff Position. Therefore, adoption of this accounting guidance is not expected to have a material effect on Key’s financial condition or results of operations.

2. Earnings Per Common Share
Key’s basic and diluted earnings per common share are calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
dollars in millions, except per share amounts	2008	2007	2008	2007

EARNINGS
(Loss) income from continuing operations	$(1,126)	$337	$(908)	$695
Loss from discontinued operations, net of taxes	—	(3)	—	(11)

Net (loss) income	$(1,126)	$334	$(908)	$684

Net (loss) income applicable to common shares	$(1,126)	$334	$(908)	$684

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	416,629	392,045	407,875	394,944
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	—	4,873	—	5,236

Weighted-average common shares and potential common shares outstanding (000)	416,629	396,918	407,875	400,180

EARNINGS PER COMMON SHARE
(Loss) income from continuing operations	$(2.70)	$.86	$(2.23)	$1.76
Loss from discontinued operations	—	(.01)	—	(.03)
Net (loss) income	(2.70)	.85	(2.23)	1.73

(Loss) income from continuing operations — assuming dilution	$(2.70)	$.85	$(2.23)	$1.74
Loss from discontinued operations — assuming dilution	—	(.01)	—	(.03)
Net (loss) income — assuming dilution	(2.70)	.84	(2.23)	1.71

3. Acquisitions and Divestitures
Acquisitions and divestitures completed by Key during 2007 and the first six months of 2008 are summarized below.
Acquisitions
U.S.B. Holding Co., Inc.
On January 1, 2008, Key acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. U.S.B. Holding Co. had assets of $2.8 billion and deposits of $1.8 billion at the date of acquisition. Under the terms of the agreement, 9,895,000 KeyCorp common shares, with a value of $348 million, and $194 million in cash were exchanged for all of the outstanding shares of U.S.B. Holding Co. In connection with the acquisition, Key recorded goodwill of approximately $350 million. The acquisition expanded Key’s presence in markets both within and contiguous to its current operations in the Hudson Valley.
Tuition Management Systems, Inc.
On October 1, 2007, Key acquired Tuition Management Systems, Inc., one of the nation’s largest providers of outsourced tuition planning, billing, counseling and payment services. Headquartered in Warwick, Rhode Island, Tuition Management Systems serves more than 700 colleges, universities, elementary and secondary educational institutions. The terms of the transaction were not material.

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
Key has applied discontinued operations accounting to the Champion Mortgage finance business. The results of this discontinued business are presented on one line as “loss from discontinued operations, net of taxes” in the Consolidated Statements of Income on page 4. The components of loss from discontinued operations are as follows:

	Three months	Six months
	ended June 30,	ended June 30,
in millions	2007	2007

Loss, net of taxes of ($1) and ($3), respectively [a]	$(2)	$(6)
Loss on disposal, net of taxes of ($1)	—	(1)
Disposal transaction costs, net of taxes of ($1) and ($3), respectively	(1)	(4)

Loss from discontinued operations	$(3)	$(11)

(a)	Includes after-tax charges of $.07 million for the three-month period ended June 30, 2007, and $.7 million for the six-month period ended June 30, 2007, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support Champion’s operations.
The discontinued assets and liabilities of Champion Mortgage included in the Consolidated Balance Sheets on page 3 are as follows:

	December 31,	June 30,
in millions	2007	2007

Loans	$8	$9
Accrued income and other assets	—	2

Total assets	$8	$11

Accrued expense and other liabilities	$10	$14

Total liabilities	$10	$14

McDonald Investments branch network
On February 9, 2007, McDonald Investments Inc., a wholly owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets to UBS Financial Services Inc., a subsidiary of UBS AG. Key received cash proceeds of $219 million and recorded a gain of $171 million ($107 million after tax, $.26 per diluted common share) in connection with the sale. Key retained McDonald Investments’ corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KeyBank continues to operate the Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed the registered broker/dealer through which its corporate and institutional investment banking and securities businesses operate to KeyBanc Capital Markets Inc.

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
Through its Victory Capital Management unit, Institutional and Capital Markets also manages or offers advice regarding investment portfolios for a national client base, including corporations, labor unions, not- for-profit organizations, governments and individuals. These portfolios may be managed in separate accounts, common funds or the Victory family of mutual funds.
Consumer Finance offers loans to consumers on a direct basis and an indirect basis through dealers. It also provides federal and private education loans to students and their parents, and processes tuition payments for private schools. Through its Commercial Floor Plan Lending unit, Consumer Finance finances inventory for automobile, recreation and marine dealers.
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
The table that spans pages 16 and 17 shows selected financial data for each major business group for the three- and six-month periods ended June 30, 2008 and 2007. This table is accompanied by supplementary information for each of the lines of business that make up these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles (“GAAP”) guide financial accounting, but there is no authoritative guidance for “management accounting”— the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
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

Three months ended June 30,	Community Banking			National Banking
dollars in millions	2008	2007		2008		2007

SUMMARY OF OPERATIONS
Net interest income (loss) (TE)	$437	$417		$(472	) [d]	$339
Noninterest income	222	214		346		273

Total revenue (TE) [a]	659	631		(126)		612
Provision for loan losses	44	21		609		32
Depreciation and amortization expense	34	33		73		71
Other noninterest expense	415	413		264		259

Income (loss) from continuing operations before income taxes (TE)	166	164		(1,072)		250
Allocated income taxes and TE adjustments	62	62		(402)		93

Income (loss) from continuing operations	104	102		(670)		157
Loss from discontinued operations, net of taxes	—	—		—		(3)

Net income (loss)	$104	$102		$(670)		$154

Percent of consolidated income from continuing operations	N/M	30%		N/M		47%
Percent of total segments income from continuing operations	N/M	32		N/M		50

AVERAGE BALANCES [b]
Loans and leases	$28,478	$26,574		$47,876		$39,325
Total assets [a]	31,385	29,346		56,242		49,585
Deposits	49,948	46,126		12,289		12,082

OTHER FINANCIAL DATA
Net loan charge-offs	$38	$26		$486		$27
Return on average allocated equity [b]	13.68%	16.57.	%	(51.60)%		15.12%
Return on average allocated equity	13.68	16.57		(51.60)		14.83
Average full-time equivalent employees	8,785	9,026		3,603		3,856

Six months ended June 30,	Community Banking		National Banking
dollars in millions	2008	2007	2008		2007

SUMMARY OF OPERATIONS
Net interest income (loss) (TE)	$860	$836	$(133	) [d]	$675
Noninterest income	428	602 [c]	447		532 [d]

Total revenue (TE) [a]	1,288	1,438	314		1,207
Provision for loan losses	62	35	778		62
Depreciation and amortization expense	69	69	148		140
Other noninterest expense	807	843	498		506

Income (loss) from continuing operations before income taxes (TE)	350	491	(1,110)		499
Allocated income taxes and TE adjustments	131	184	(416)		187

Income (loss) from continuing operations	219	307	(694)		312
Loss from discontinued operations, net of taxes	—	—	—		(11)

Net income (loss)	$219	$307	$(694)		$301

Percent of consolidated income from continuing operations	N/M	44%	N/M		45%
Percent of total segments income from continuing operations	N/M	46	N/M		47

AVERAGE BALANCES [b]
Loans and leases	$28,303	$26,514	$46,013		$39,085
Total assets [a]	31,227	29,317	56,230		49,003
Deposits	49,857	46,322	12,088		11,691

OTHER FINANCIAL DATA
Net loan charge-offs	$68	$45	$577		$52
Return on average allocated equity [b]	14.57%	25.08%	(27.53)%		15.30%
Return on average allocated equity	14.57	25.08	(27.53)		14.76
Average full-time equivalent employees	8,750	9,242	3,680		4,070

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients with residency in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by Key’s major business groups are located in the United States.

(b)	From continuing operations.

(c)	Community Banking’s results for the first quarter of 2007 include a $171 million ($107 million after tax) gain from the February 9, 2007, sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 12, for more information pertaining to this transaction.

(d)	During the second quarter of 2008, National Banking’s taxable-equivalent net interest income and net income were reduced by $838 million and $536 million, respectively, as a result of an adverse federal court decision on the tax treatment of a Service Contract Lease transaction. During the prior quarter, National Banking increased its tax reserves for certain lease in, lease out transactions and recalculated its lease income in accordance with prescribed accounting standards. These actions reduced National Banking’s taxable-equivalent revenue by $34 million and its net income by $21 million in the first quarter. National Banking’s results for the first quarter of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation.

(e)	Other Segments’ results for the second quarter of 2007 include a $26 million ($16 million after tax) charge for litigation. This charge and the litigation referred to in note (f) below comprise the $42 million charge recorded in connection with the Honsador litigation disclosed in Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 29. Results for the first quarter of 2007 include a $49 million ($31 million after tax) loss from the repositioning of the securities portfolio.

Other Segments		Total Segments		Reconciling Items		Key
2008	2007	2008	2007	2008	2007	2008	2007

$(31)	$(20)	$(66)	$736	$(34)	$(30)	$(100)	$706
—	121	568	608	(13)	41 [f]	555	649

(31)	101	502	1,344	(47)	11	455	1,355
—	—	653	53	(6)	—	647	53
—	—	107	104	—	—	107	104
8	33 [e]	687	705	(13)	6 [f]	674	711

(39)	68	(945)	482	(28)	5	(973)	487
(26)	13	(366)	168	519 [f]	(18)	153	150

(13)	55	(579)	314	(547)	23	(1,126)	337
—	—	—	(3)	—	—	—	(3)

$(13)	$55	$(579)	$311	$(547)	$23	$(1,126)	$334

N/M	16%	N/M	93%	N/M	7%	N/M	100%
N/M	18	N/M	100	N/A	N/A	N/A	N/A

$177	$266	$76,531	$66,165	$121	$150	$76,652	$66,315
14,098	12,387	101,725	91,318	1,565	2,094	103,290	93,412
3,092	2,361	65,329	60,569	(197)	(172)	65,132	60,397

—	—	$524	$53	—	—	$524	$53
N/M	N/M	(26.45)%	17.71%	N/M	N/M	(52.56)%	17.66%
N/M	N/M	(26.45)	17.54	N/M	N/M	(52.56)	17.50
43	43	12,431	12,925	5,733	5,963	18,164	18,888

Other Segments		Total Segments		Reconciling Items			Key
2008	2007	2008	2007	2008	2007		2008	2007

$(58)	$(46)	$669	$1,465	$(65)	$(59)		$604	$1,406
53	128 [e]	928	1,262	155 [f]	41	[f]	1,083	1,303

(5)	82	1,597	2,727	90	(18)		1,687	2,709
—	—	840	97	(6)	—		834	97
—	—	217	209	—	—		217	209
17	43 [e]	1,322	1,392	(26)	(2	) [f]	1,296	1,390

(22)	39	(782)	1,029	122	(16)		(660)	1,013
(30)	(8)	(315)	363	563 [f]	(45)		248	318

8	47	(467)	666	(441)	29		(908)	695
—	—	—	(11)	—	—		—	(11)

$8	$47	$(467)	$655	$(441)	$29		$(908)	$684

N/M	7%	N/M	96%	N/M	4%		N/M	100%
N/M	7	N/M	100	N/A	N/A		N/A	N/A

$207	$273	$74,523	$65,872	$147	$122		$74,670	$65,994
14,260	12,339	101,717	90,659	1,606	2,099		103,323	92,758
—	—	61,945	58,013	3,764	2,068		65,709	60,081

—	—	$645	$97	—	—		$645	$97
N/M	N/M	(10.90)%	19.06%	N/M	N/M		(21.40)%	18.35%
N/M	N/M	(10.90)	18.75	N/M	N/M		(21.40)	18.06
43	43	12,473	13,355	5,822	5,987		18,295	19,342

(f)	Reconciling Items for the second quarter of 2008 include a $475 million charge to income taxes for the interest cost associated with the leveraged lease tax litigation. Reconciling Items for the prior quarter include a $165 million ($103 million after tax) gain from the partial redemption of Key’s equity interest in Visa Inc. and a $17 million charge to income taxes for the interest cost associated with the increase to Key’s tax reserves for certain lease in, lease out transactions. Reconciling Items for the second quarter of 2007 include a $40 million ($25 million after tax) gain related to MasterCard Incorporated shares, and a $16 million ($10 million after tax) charge for litigation.

TE	= Taxable Equivalent

N/A	= Not Applicable

N/M	= Not Meaningful

Supplementary information (Community Banking lines of business)

Three months ended June 30,	Regional Banking		Commercial Banking
dollars in millions	2008	2007	2008	2007

Total revenue (TE)	$557	$537	$102	$94
Provision for loan losses	25	20	19	1
Noninterest expense	401	396	48	50
Net income	82	75	22	27
Average loans and leases	19,608	18,471	8,870	8,103
Average deposits	46,246	42,725	3,702	3,401
Net loan charge-offs	33	20	5	6
Net loan charge-offs to average loans	.68%	.43%	.23%	.30%
Nonperforming assets at period end	$157	$114	$61	$34
Return on average allocated equity	15.06%	17.38%	10.21%	14.67%
Average full-time equivalent employees	8,439	8,655	346	371

Six months ended June 30,	Regional Banking		Commercial Banking
dollars in millions	2008	2007	2008	2007

Total revenue (TE)	$1,087	$1,253	$201	$185
Provision for loan losses	39	38	23	(3)
Noninterest expense	785	814	91	98
Net income	165	251	54	56
Average loans and leases	19,540	18,485	8,763	8,029
Average deposits	46,211	42,890	3,646	3,432
Net loan charge-offs	62	38	6	7
Net loan charge-offs to average loans	.64%	.41%	.14%	.18%
Nonperforming assets at period end	$157	$114	$61	$34
Return on average allocated equity	15.21%	29.11%	12.90%	15.49%
Average full-time equivalent employees	8,402	8,870	348	372

Supplementary information (National Banking lines of business)

	Real Estate Capital and				Institutional and
Three months ended June 30,	Corporate Banking Services		Equipment Finance		Capital Markets		Consumer Finance
dollars in millions	2008	2007	2008	2007	2008	2007	2008	2007

Total revenue (TE)	$233	$214	$(694)	$150	$231	$159	$104	$89
Provision for loan losses	366	8	36	16	36	—	171	8
Noninterest expense	68	92	89	94	128	99	52	45
(Loss) income from continuing operations	(126)	71	(512)	25	42	38	(74)	23
Net (loss) income	(126)	71	(512)	25	42	38	(74)	20
Average loans and leases [a]	17,086	13,713	10,326	10,609	7,897	6,566	12,567	8,437
Average loans held for sale [a]	616	1,246	51	10	494	463	121	2,658
Average deposits [a]	10,460	9,447	21	16	1,384	2,072	424	547
Net loan charge-offs	376	3	28	16	5	—	77	8
Net loan charge-offs to average loans [a]	8.85%	.09%	1.09%	.60%	.25%	—	2.46%	.38%
Nonperforming assets at period end	$779	$110	$105	$60	$26	$22	$82	$38
Return on average allocated equity [a]	(23.69)%	20.43%	(225.30)%	11.43%	13.61%	13.92%	(32.07)%	11.56%
Return on average allocated equity	(23.69)	20.43	(225.30)	11.43	13.61	13.92	(32.07)	10.05
Average full-time equivalent employees	1,228	1,293	837	895	931	992	607	676

	Real Estate Capital and				Institutional and
Six months ended June 30,	Corporate Banking Services		Equipment Finance		Capital Markets		Consumer Finance
dollars in millions	2008	2007	2008	2007	2008	2007	2008	2007

Total revenue (TE)	$310	$403	$(593)	$282	$389	$316	$208	$206
Provision for loan losses	410	9	60	29	53	—	255	24
Noninterest expense	129	176	186	181	229	200	102	89
(Loss) income from continuing operations	(143)	136	(525)	45	67	73	(93)	58
Net (loss) income	(143)	136	(525)	45	67	73	(93)	47
Average loans and leases [a]	16,785	13,675	10,461	10,544	7,765	6,559	11,002	8,307
Average loans held for sale [a]	803	1,196	41	7	525	302	1,738	2,643
Average deposits [a]	10,124	8,996	17	14	1,421	2,122	526	559
Net loan charge-offs	413	4	52	29	7	1	105	18
Net loan charge-offs to average loans [a]	4.95%	.06%	1.00%	.55%	.18%	.03%	1.92%	.44%
Nonperforming assets at period end	$779	$110	$105	$60	$26	$22	$82	$38
Return on average allocated equity [a]	(14.31)%	20.18%	(115.01)%	10.41%	11.05%	13.49%	(20.24)%	14.81%
Return on average allocated equity	(14.31)	20.18	(115.01)	10.41	11.05	13.49	(20.24)	12.00
Average full-time equivalent employees	1,230	1,285	848	890	934	1,024	668	871

(a)	From continuing operations.

TE = Taxable Equivalent

5. Securities
Securities available for sale. These are securities that Key intends to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in shareholders’ equity as a component of “accumulated other comprehensive income (loss)” on the balance sheet. Unrealized losses on specific securities deemed to be “other-than-temporary” are included in “net securities (losses) gains” on the income statement, as are actual gains and losses resulting from the sales of securities.
When Key retains an interest in loans it securitizes, it bears risk that the loans will be prepaid (which would reduce expected interest income) or not paid at all. Key accounts for these retained interests as debt securities and classifies them as available for sale.
“Other securities” held in the available-for-sale portfolio are primarily marketable equity securities.
Held-to-maturity securities. These are debt securities that Key has the intent and ability to hold until maturity. Debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the adjusted carrying amount. “Other securities” held in the held-to-maturity portfolio are foreign bonds and preferred equity securities.
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

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$18	—	—	$18
States and political subdivisions	92	—	$1	91
Collateralized mortgage obligations	6,309	$69	28	6,350
Other mortgage-backed securities	1,583	10	9	1,584
Retained interests in securitizations	153	34	—	187
Other securities	82	6	6	82

Total securities available for sale	$8,237	$119	$44	$8,312

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$8	—	—	$8
Other securities	17	—	—	17

Total held-to-maturity securities	$25	—	—	$25

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$19	—	—	$19
States and political subdivisions	10	—	—	10
Collateralized mortgage obligations	6,167	$33	$33	6,167
Other mortgage-backed securities	1,393	13	3	1,403
Retained interests in securitizations	149	36	—	185
Other securities	72	8	4	76

Total securities available for sale	$7,810	$90	$40	$7,860

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$9	—	—	$9
Other securities	19	—	—	19

Total held-to-maturity securities	$28	—	—	$28

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$18	—	—	$18
States and political subdivisions	13	—	—	13
Collateralized mortgage obligations	6,421	$3	$111	6,313
Other mortgage-backed securities	1,133	2	22	1,113
Retained interests in securitizations	146	47	—	193
Other securities	150	19	—	169

Total securities available for sale	$7,881	$71	$133	$7,819

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$17	—	—	$17
Other securities	20	—	—	20

Total held-to-maturity securities	$37	—	—	$37

6. Loans and Loans Held for Sale
Key’s loans by category are summarized as follows:

	June 30,		December 31,	June 30,
in millions	2008		2007	2007

Commercial, financial and agricultural	$25,929		$24,797	$21,814
Commercial real estate:
Commercial mortgage	10,737		9,630	8,629
Construction	7,849		8,102	8,214

Total commercial real estate loans	18,586	[a]	17,732	16,843
Commercial lease financing	9,610		10,176	10,138

Total commercial loans	54,125		52,705	48,795
Real estate — residential mortgage	1,928		1,594	1,572
Home equity:
Community Banking	9,851		9,655	9,736
National Banking	1,153		1,262	1,143

Total home equity loans	11,004		10,917	10,879
Consumer other — Community Banking	1,261		1,298	1,366
Consumer other — National Banking:
Marine	3,634		3,637	3,444
Education	3,584	[b]	331	327
Other	319		341	309

Total consumer other — National Banking	7,537		4,309	4,080

Total consumer loans	21,730		18,118	17,897

Total loans	$75,855		$70,823	$66,692

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	On March 31, 2008, Key transferred $3.3 billion of education loans from loans held for sale to the loan portfolio.
Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2007 Annual Report to Shareholders.
Key’s loans held for sale by category are summarized as follows:

	June 30,		December 31,	June 30,
in millions	2008		2007	2007

Commercial, financial and agricultural	$212		$250	$76
Real estate — commercial mortgage	994		1,219	1,613
Real estate — construction	398	[a]	35	172
Commercial lease financing	42		1	22
Real estate — residential mortgage	79		47	39
Home equity	—		1	—
Education	103	[b]	3,176	2,616
Automobile	5		7	8

Total loans held for sale	$1,833		$4,736	$4,546

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	On March 31, 2008, Key transferred $3.3 billion of education loans from loans held for sale to the loan portfolio.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
in millions	2008	2007	2008	2007

Balance at beginning of period	$1,298	$944	$1,200	$944
Charge-offs	(554)	(72)	(702)	(136)
Recoveries	30	19	57	39

Net loans charged off	(524)	(53)	(645)	(97)
Provision for loan losses from continuing operations	647	53	834	97
Allowance related to loans acquired, net	—	—	32	—
Foreign currency translation adjustment	—	1	—	1

Balance at end of period	$1,421	$945	$1,421	$945

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
in millions	2008	2007	2008	2007

Balance at beginning of period	$53	$45	$80	$53
(Credit) provision for losses on lending-related commitments	(2)	6	(29)	(2)
Charge-offs	—	(1)	—	(1)

Balance at end of period [a]	$51	$50	$51	$50

(a)	Included in “accrued expenses and other liabilities” on the consolidated balance sheet.
7. Mortgage Servicing Assets
Key originates and periodically sells commercial mortgage loans but continues to service those loans for the buyers. Key may also purchase the right to service commercial mortgage loans for other lenders. Changes in the carrying amount of mortgage servicing assets are summarized as follows:

	Six months ended
	June 30,
in millions	2008	2007

Balance at beginning of period	$313	$247
Servicing retained from loan sales	9	10
Purchases	3	55
Amortization	(53)	(40)

Balance at end of period	$272	$272

Fair value at end of period	$426	$371

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. Primary economic assumptions used to measure the fair value of Key’s mortgage servicing assets at June 30, 2008, and 2007, are as follows:
♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00%; and

♦	residual cash flows discount rate of 8.50% to 15.00%.

Changes in these assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. A 1.00% increase in the assumed default rate of commercial mortgage loans at June 30, 2008, would cause a $9 million decrease in the fair value of Key’s mortgage servicing assets.
Contractual fee income from servicing commercial mortgage loans totaled $32 million and $34 million for the six-month periods ended June 30, 2008 and 2007, respectively. The amortization of servicing assets for each year, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.
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

	Consolidated VIEs	Unconsolidated VIEs
			Maximum
in millions	Total Assets	Total Assets	Exposure to Loss

June 30, 2008
Low-income housing tax credit (“LIHTC”) funds	$261	$158	—
LIHTC investments	N/A	720	$287

N/A = Not Applicable
The noncontrolling interests associated with the consolidated LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. Key currently accounts for these interests as minority interests and adjusts the financial statements each period for the investors’ share of the funds’ profits and losses. At June 30, 2008, the settlement value of these noncontrolling interests was estimated to be between $233 million and $272 million, while the recorded value, including reserves, totaled $274 million.
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

9. Nonperforming Assets and Past Due Loans
Impaired loans totaled $628 million at June 30, 2008, compared to $519 million at December 31, 2007, and $137 million at June 30, 2007. Impaired loans had an average balance of $733 million for the second quarter of 2008 and $124 million for the second quarter of 2007.
Key’s nonperforming assets and past due loans were as follows:

	June 30,		December 31,	June 30,
in millions	2008		2007	2007

Impaired loans	$628		$519	$137
Other nonaccrual loans	186		168	139

Total nonperforming loans	814	[a]	687	276

Nonperforming loans held for sale	342	[a]	25	4

Other real estate owned (“OREO”)	26		21	27
Allowance for OREO losses	(2)		(2)	(2)

OREO, net of allowance	24		19	25
Other nonperforming assets [b]	30		33	73

Total nonperforming assets	$1,210		$764	$378

Impaired loans with a specifically allocated allowance	$564		$426	$53
Specifically allocated allowance for impaired loans	166		126	23

Accruing loans past due 90 days or more	$367		$231	$181
Accruing loans past due 30 through 89 days	852		843	623

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	Primarily investments held by the Private Equity unit within Key’s Real Estate Capital and Corporate Banking Services line of business.
At June 30, 2008, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
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
During the first six months of 2008, the KeyCorp Capital X trust issued $740 million of securities. Also included in the table below are the capital securities held by the Union State Capital I, Union State Statutory II and Union State Statutory IV business trusts. The outstanding common stock of these trusts was owned by U.S.B. Holding Co., Inc., which Key acquired on January 1, 2008.
The capital securities, common stock and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount [a]	Stock	Net of Discount [b]	Debentures [c]	Debentures

June 30, 2008
KeyCorp Capital I	$197	$8	$201	3.438%	2028
KeyCorp Capital II	181	8	178	6.875	2029
KeyCorp Capital III	230	8	208	7.750	2029
KeyCorp Capital V	167	5	189	5.875	2033
KeyCorp Capital VI	74	2	80	6.125	2033
KeyCorp Capital VII	239	8	265	5.700	2035
KeyCorp Capital VIII	258	—	273	7.000	2066
KeyCorp Capital IX	500	—	501	6.750	2066
KeyCorp Capital X	726	—	729	8.000	2068
Union State Capital I	20	1	21	9.580	2027
Union State Statutory II	20	—	20	6.479	2031
Union State Statutory IV	10	—	10	5.513	2034

Total	$2,622	$40	$2,675	6.814%	—

December 31, 2007	$1,848	$39	$1,896	6.599%	—

June 30, 2007	$1,718	$39	$1,838	6.608%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Included in certain capital securities at June 30, 2008, December 31, 2007, and June 30, 2007, are basis adjustments of $39 million, $55 million and ($75) million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2007 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by Capital I); March 18, 1999 (for debentures owned by Capital II); July 16, 1999 (for debentures owned by Capital III); July 31, 2006 (for debentures owned by Union State Statutory II); February 1, 2007 (for debentures owned by Union State Capital I); July 21, 2008

(for debentures owned by Capital V); December 15, 2008 (for debentures owned by Capital VI); April 7, 2009 (for debentures owned by Union State Statutory IV); June 15, 2010 (for debentures owned by Capital VII); June 15, 2011 (for debentures owned by Capital VIII); December 15, 2011 (for debentures owned by Capital IX); and March 15, 2013 (for debentures owned by Capital X); and (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by Union State Statutory IV, Capital I, Capital V, Capital VI, Capital VII, Capital VIII, Capital IX or Capital X are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Union State Capital I are redeemed before they mature, the redemption price will be 104.31% of the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Union State Statutory II are redeemed before they mature, the redemption price will be 106.00% of the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp. Included in the principal amount of debentures at June 30, 2008, December 31, 2007, and June 30, 2007, are adjustments relating to hedging with financial instruments totaling $52 million, $64 million and $6 million, respectively.

(c)	The interest rates for Capital II, Capital III, Capital V, Capital VI, Capital VII, Capital VIII, Capital IX, Capital X and Union State Capital I are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The rates shown as the totals at June 30, 2008, December 31, 2007, and June 30, 2007, are weighted-average rates.
11. Employee Benefits
Pension Plans
The components of net pension cost and the amount recognized in comprehensive income (loss) for all funded and unfunded plans are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
in millions	2008	2007	2008	2007

Service cost of benefits earned	$13	$12	$26	$26
Interest cost on projected benefit obligation	16	14	32	29
Expected return on plan assets	(24)	(22)	(47)	(44)
Amortization of prior service cost	1	—	1	—
Amortization of losses	3	6	6	14
Curtailment gain	—	—	—	(3)

Net pension cost	$9	$10	$18	$22

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
The components of net postretirement benefit (income) cost and the amount recognized in comprehensive income (loss) for all funded and unfunded plans are as follows:
Other Postretirement Benefits

	Three months ended		Six months ended
	June 30,		June 30,
in millions	2008	2007	2008	2007

Service cost of benefits earned	$1	$3	$1	$4
Interest cost on accumulated postretirement benefit obligation	1	2	2	3
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized:
Transition obligation	—	2	—	2
Prior service benefit	(1)	—	(1)	—
Cumulative net gain	(1)	—	(1)	—

Net postretirement benefit (income) cost	$(1)	$6	$(1)	$7

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
Currently, the IRS is auditing Key’s income tax returns for the 2004 through 2006 tax years. The IRS has completed audits of Key’s income tax returns for the 1995 through 2003 tax years and has disallowed all net deductions that relate to LILOs, QTEs and Service Contract Leases. Key appealed the examination results for the tax years 1995 through 1997, which pertained to LILOs only, to the Appeals Division of the IRS. During the fourth quarter of 2005, discussions with the Appeals Division were discontinued without a resolution. In April 2006, Key received a final assessment from the IRS, consisting of taxes, interest and penalties, disallowing all LILO deductions taken in the 1995-1997 tax years. Key paid the final assessment and filed a refund claim for the total amount. Key also has filed appeals with the Appeals Division of the IRS with regard to the proposed disallowance of the LILO, QTE and Service Contract Lease deductions taken in the 1998 through 2003 tax years. Key and the Appeals Division of the IRS have ongoing discussions regarding these transactions, as well as the LILOs entered into for the tax years 1995 through 1997. Key intends to vigorously pursue the IRS appeals process and litigation alternatives.
In addition, in connection with one Service Contract Lease transaction entered into by AWG Leasing Trust (“AWG Leasing”), in which Key is a partner, the IRS completed its audit for the 1998 through 2003 tax years, disallowed all deductions related to the transaction for those years and assessed penalties. In March 2007, Key filed a lawsuit in the United States District Court for the Northern District of Ohio (captioned AWG Leasing Trust, KSP Investments, Inc., as Tax Matters Partner v. United States of America, and referred to herein as the “AWG Leasing Litigation”), claiming that the disallowance of the deductions and assessment of penalties were erroneous. The case proceeded to a bench trial, which commenced on January 21, 2008. On May 28, 2008, the Court rendered a decision that was adverse to Key. Management disagreed with the decision and, on July 23, 2008, Key filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.
Although the Court decision applies only to the AWG Leasing Litigation, under applicable accounting guidance, the decision has implications for the timing of the recognition of tax benefits on Key’s entire portfolio of LILO, QTE and Service Contract Leases. Therefore, management has updated its assessment of Key’s tax position in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result, during the second quarter of 2008, Key increased the amount of its unrecognized tax benefits associated with all of the leases under challenge by the IRS by $2.15 billion.

This amount has not been reduced by existing tax deposits of $200 million. Key also recorded a related $475 million charge to the provision for income taxes for the interest cost associated with the contested leases. Key has not recognized any charge for penalties or interest on penalties that the IRS has asserted or may assert in the future.
The increase in unrecognized tax benefits associated with the contested leases necessitated a recalculation of Key’s lease income under FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This resulted in a $536 million reduction of Key’s second quarter 2008 after-tax earnings, including a $359 million reduction to lease income and a $177 million increase to the provision for income taxes. Of this amount, approximately $365 million will be taken back into earnings over the remaining lives of the affected leases. The remaining $171 million represents the reversal of the tax benefits previously recorded as a result of applying a lower tax rate to a portion of these transactions that are managed by a foreign subsidiary in a lower tax jurisdiction. These tax benefits will be recorded only if they are ultimately realized in the future in the course of Key’s ongoing challenge of the tax treatment.
During the first quarter of 2008, Key increased the amount of its unrecognized tax benefits associated with its LILO transactions by $46 million. This adjustment resulted from an updated assessment of Key’s tax position performed by management in accordance with the provisions of FASB Interpretation No. 48. The increase in unrecognized tax benefits associated with Key’s LILO transactions also necessitated a recalculation of Key’s lease income under FASB Staff Position No. 13-2 and an increase to Key’s tax reserves. These actions reduced Key’s first quarter 2008 after-tax earnings by $38 million, including a $3 million reduction to lease income, an $18 million increase to the provision for income taxes and a $17 million charge to the tax provision for the associated interest charges.
While Key has recognized the effects of the adverse Court decision for financial statement purposes, management continues to believe that the tax treatment Key applied to its leveraged lease transactions complied with all tax laws, regulations and judicial authorities in effect at the time, and Key has appealed the adverse trial court decision.
As permitted under FASB Interpretation No. 48, it is Key’s policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2008, Key recognized $762 million of pre-tax interest, of which $760 million ($475 million, after tax) was attributable to the increase in unrecognized tax benefits associated with its LILO, QTE and Service Contract Lease transactions. Key’s liability for accrued interest payable was $804 million at June 30, 2008.
Key files United States federal income tax returns, as well as returns in various state and foreign jurisdictions. With the exception of the California and New York jurisdictions, Key is not subject to income tax examinations by tax authorities for years prior to 2001. Income tax returns filed in California and New York are subject to examination beginning with the years 1995 and 2000, respectively. As previously discussed, the audits of the 1998 through 2003 federal income tax returns are currently on appeal to the Appeals Division of the IRS. The outcomes of these appeals could impact the recognition of benefits related to Key’s state, as well as federal, tax positions.

13. Contingent Liabilities and Guarantees
Legal Proceedings
Tax disputes. In the ordinary course of business, Key enters into transactions that have tax consequences. On occasion, the IRS may challenge a particular tax position taken by Key. The IRS has completed audits of Key’s income tax returns for the 1995 through 2003 tax years and has disallowed all deductions taken in those tax years that relate to certain lease financing transactions. Further information on these matters is included in Note 12 (“Income Taxes”), which begins on page 27.
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
Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at June 30, 2008. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 69 of Key’s 2007 Annual Report to Shareholders.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial guarantees:
Standby letters of credit	$14,911	$40
Recourse agreement with FNMA	632	5
Return guarantee agreement with LIHTC investors	272	54
Written interest rate caps [a]	159	21
Default guarantees	23	1

Total	$15,997	$121

(a)	As of June 30, 2008, the weighted-average interest rate of written interest rate caps was 2.7%, and the weighted-average strike rate was 5.1%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
Standby letters of credit. Many of Key’s lines of business issue standby letters of credit to address clients’ financing needs. These instruments obligate Key to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans: they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At June 30, 2008, Key’s standby letters of credit had a remaining weighted-average life of approximately 2.2 years, with remaining actual lives ranging from less than one year to as many as ten years.

Recourse agreement with Federal National Mortgage Association. KeyBank participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KeyBank has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan KeyBank sells to FNMA. Accordingly, KeyBank maintains a reserve for such potential losses in an amount estimated by management to approximate the fair value of KeyBank’s liability. At June 30, 2008, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.5 years, and the unpaid principal balance outstanding of loans sold by KeyBank as a participant in this program was approximately $2.0 billion. The maximum potential amount of undiscounted future payments that KeyBank may be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at June 30, 2008. If KeyBank is required to make a payment it would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.
Return guarantee agreement with LIHTC investors. Key Affordable Housing Corporation (“KAHC”), a subsidiary of KeyBank, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return that is based on the financial performance of the property and the property’s confirmed LIHTC status throughout a fifteen-year compliance period. If KAHC defaults on its obligation to provide the guaranteed return, Key is obligated to make any necessary payments to investors. In October 2003, management elected to discontinue new partnerships under this program. Additional information regarding these partnerships is included in Note 8 (“Variable Interest Entities”) on page 23.
No recourse or collateral is available to offset Key’s guarantee obligation other than the underlying income stream from the properties. These guarantees have expiration dates that extend through 2018. Key meets its obligations pertaining to the guaranteed returns generally by distributing tax credits and deductions associated with the specific properties.
As shown in the table on page 29, KAHC maintained a reserve in the amount of $54 million at June 30, 2008, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized as a component of the recorded liability.
Written interest rate caps. In the ordinary course of business, Key “writes” interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At June 30, 2008, these caps had a weighted-average life of approximately 2.1 years.
Key is obligated to pay the client if the applicable benchmark interest rate exceeds a specified level (known as the “strike rate”). These instruments are accounted for as derivatives. Key mitigates its potential future payments by entering into offsetting positions with third parties.
Default guarantees. Some lines of business provide or participate in guarantees that obligate Key to perform if the debtor fails to satisfy all of its payment obligations to third parties. Key generally undertakes these guarantees to support or protect its underlying investment or where the risk profile of the debtor should provide an investment return. The terms of these default guarantees range from less than one year to as many as fourteen years. Although no collateral is held, Key would have recourse against the debtor for any payments made under a default guarantee.

Other Off-Balance Sheet Risk
Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in Interpretation No. 45 and from other relationships.
Liquidity facilities that support asset-backed commercial paper conduits. Key provides liquidity facilities to several unconsolidated third-party commercial paper conduits. These facilities obligate Key to provide funding if there is a disruption in credit markets or other factors exist that preclude the issuance of commercial paper by the conduits. The liquidity facilities, all of which expire by November 10, 2010, obligate Key to provide aggregate funding of up to $1.1 billion, with individual facilities ranging from $10 million to $127 million. The aggregate amount available to be drawn is based on the amount of current commitments to borrowers and totaled $837 million at June 30, 2008. Key’s commitments to provide liquidity are periodically evaluated by management.
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
14. Derivatives and Hedging Activities
Key, mainly through its subsidiary bank, KeyBank, is party to various derivative instruments that are used for asset and liability management, credit risk management and trading purposes. Derivative instruments are contracts between two or more parties. They have a notional amount and underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and drives the market value of the derivative contract.
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
At June 30, 2008, Key had $309 million of derivative assets and a $142 million debit balance in derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, Key had trading derivative assets of $1.4 billion and trading derivative liabilities of $779 million.

Counterparty Credit Risk
The following table summarizes the fair value of Key’s derivative assets by type. These assets represent Key’s exposure to potential loss after taking into account the effects of master netting agreements and other means used to mitigate risk.

	June 30,	December 31,	June 30,
in millions	2008	2007	2007

Interest rate	$693	$850	$156
Foreign exchange	245	492	278
Energy	889	52	8
Credit	37	13	3
Equity	25	34	52

Derivative assets before cash collateral	1,889	1,441	497
Less: Related cash collateral	196	562	123

Total derivative assets	$1,693	$879	$374

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
Key uses two additional means to manage exposure to credit risk on derivative contracts. First, Key generally enters into bilateral collateral and master netting agreements. These agreements provide for the net settlement of all contracts with a single counterparty in the event of default. Second, Key’s Credit Administration department monitors credit risk exposure to the counterparty on each contract to determine appropriate limits on Key’s total credit exposure and decide whether to demand collateral. If Key determines that collateral is required, it is generally collected immediately. Key generally holds collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government sponsored enterprises or the Government National Mortgage Association. The cash collateral netted against derivative assets on the balance sheet was $196 million at June 30, 2008, $562 million at December 31, 2007, and $123 million at June 30, 2007. The cash collateral netted against derivative liabilities was $531 million at June 30, 2008, $254 million at December 31, 2007, and $134 million at June 30, 2007.
At June 30, 2008, Key was party to derivative contracts with 58 different counterparties. These derivatives include interest rate swaps and caps, credit derivatives, foreign exchange contracts, equity derivatives and energy derivatives. Among these were contracts entered into to offset the risk of loss associated with contracts entered into to accommodate clients. Key had aggregate exposure of $456 million on these instruments to 34 of the 58 counterparties. However, at June 30, 2008, Key held approximately $290 million in pooled collateral to mitigate that exposure, resulting in net exposure of $166 million. The largest exposure to an individual counterparty was approximately $209 million, which is secured with approximately $186 million in collateral.
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

The change in “accumulated other comprehensive income (loss)” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2008	of Gains to	June 30,
in millions	2007	Hedging Activity	Net Income	2008

Accumulated other comprehensive income (loss) resulting from cash flow hedges	$103	$55	$(54)	$104

Key reclassifies gains and losses from “accumulated other comprehensive income (loss)” to earnings when a hedged item causes Key to pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell or securitize commercial real estate loans. If interest rates, yield curves and notional amounts remain at current levels, management expects to reclassify an estimated $54 million of net gains on derivative instruments from “accumulated other comprehensive income (loss)” to earnings during the next twelve months. The maximum length of time over which forecasted transactions are hedged is twenty years.
Credit Risk Management
Key uses credit derivatives — primarily credit default swaps — to mitigate credit risk by transferring a portion of the risk associated with the underlying extension of credit to a third party. These instruments are also used to manage portfolio concentration and correlation risks. At June 30, 2008, the notional amount of credit default swaps purchased by Key was $1.3 billion. Key also provides credit protection to other lenders through the sale of credit default swaps. These transactions may generate fee income and can diversify overall exposure to credit loss. At June 30, 2008, the notional amount of credit default swaps sold by Key was $203 million.
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
The fair values of these trading portfolio items are included in “derivative assets” or “derivative liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $19 million at June 30, 2008, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2007 Annual Report to Shareholders.

15. Fair Value Measurements
Effective January 1, 2008, Key adopted SFAS No. 157, “Fair Value Measurements,” for all applicable financial and nonfinancial assets and liabilities. This accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. Additional information pertaining to Key’s accounting policy for fair value measurements is summarized in Note 1 (“Basis of Presentation”) under the heading “Fair Value Measurements” on page 8.
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
Valuation adjustments, such as those pertaining to counterparty and Key’s own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value. Credit valuation adjustments are made when market pricing is not indicative of the counterparty’s credit quality. Most classes of derivative contracts are valued using internally-developed models based on market-standard derivative pricing conventions, which rely primarily on observable market inputs, such as interest rate yield curves and volatilities. Market convention implies a credit rating of double-A equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. In determining the fair value of derivatives, management applies cash collateral and/or a default reserve to reflect the credit quality of the counterparty.
Liquidity valuation adjustments are made when management is unable to observe recent market transactions for identical or similar instruments. Management adjusts the fair value to reflect the uncertainty in the pricing and trading of the instrument. Liquidity valuation adjustments are based on the following factors:
♦	the amount of time since the last relevant valuation;

♦	whether there is an actual trade or relevant external quote available at the measurement date; and

♦	volatility associated with the primary pricing components.
Key has various controls in place to ensure that fair value measurements are accurate and appropriate. These controls include:
♦	an independent review and approval of valuation models;

♦	a detailed review of profit and loss conducted on a regular basis; and

♦	validation of valuation model components against benchmark data and similar products, where possible.
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

Fair Value Hierarchy
SFAS No. 157 establishes a three-level valuation hierarchy for determining fair value that is based on the transparency of the inputs used in the valuation process. The inputs used in determining fair value in each of the three levels of the hierarchy are as follows:
♦	Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.

♦	Level 2. Either: (i) quoted market prices for similar assets or liabilities; (ii) observable inputs, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data.

♦	Level 3. Unobservable inputs.
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
Securities (trading and available for sale). Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 instruments include highly liquid government bonds, securities issued by the U.S. Treasury and exchange-traded equity securities. If quoted prices are not available, management determines fair value using pricing models, quoted prices of similar securities or discounted cash flows. These instruments include assets such as municipal bonds and certain agency collateralized mortgage obligations and are classified as Level 2. In certain cases where there is limited activity in the market for a particular instrument, assumptions must be made to determine their fair value. Such instruments include certain mortgage-backed securities, certain commercial paper and restricted stock, and are classified as Level 3.
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

Derivatives. Exchange-traded derivatives are valued using quoted prices and, therefore, are classified as Level 1. Only a few types of derivatives are exchange-traded; thus, the majority of Key’s derivative positions are valued using internally-developed models that use observable market inputs. These derivative contracts are classified as Level 2 and include interest rate swaps, options and credit default swaps. Market convention implies a credit rating of double-A equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. In order to reflect the actual exposure on Key’s derivative contracts related to both counterparty and Key’s own creditworthiness, management records a fair value adjustment in the form of a reserve. The credit component is valued on a counterparty-by-counterparty basis and considers master netting agreements and collateral.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). The following table shows Key’s assets and liabilities measured at fair value on a recurring basis.

June 30, 2008				Netting
in millions	Level 1	Level 2	Level 3	Adjustments [a]	Total

ASSETS MEASURED ON A RECURRING BASIS
Trading account assets	$6	$753	$724	—	$1,483
Securities available for sale	66	8,055	3	—	8,124
Other investments	33	—	1,191	—	1,224
Derivative assets	265	2,881	9	$(1,462)	1,693
Accrued income and other assets	5	125	—	—	130

Total assets on a recurring basis at fair value	$375	$11,814	$1,927	$(1,462)	$12,654

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings	$16	$336	—	—	$352
Derivative liabilities	269	2,164	$1	$(1,797)	637
Accrued expense and other liabilities	1	48	—	—	49

Total liabilities on a recurring basis at fair value	$286	$2,548	$1	$(1,797)	$1,038

(a)	Netting adjustments represent the amounts recorded to convert Key’s derivative assets and liabilities from a gross basis to a net basis in conjunction with Key’s January 1, 2008, adoption of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation 39.” The net basis takes into account the impact of master netting agreements which allow Key to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral.
Changes in Level 3 Fair Value Measurements
The following table shows the change in the fair values of Key’s Level 3 financial instruments for the six months ended June 30, 2008. Classification in Level 3 is based on the significance of unobservable inputs relative to the overall fair value measurement of the instrument. In addition to unobservable inputs, Level 3 instruments also may have inputs that are observable within the market. Management mitigates the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments through the use of securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following table; therefore, the gains or losses shown do not include the impact of Key’s risk management activities related to these Level 3 instruments.

	Six months ended June 30, 2008
	Trading		Securities
	Account		Available		Other		Derivative
in millions	Assets		for Sale		Investments		Instruments [a]

Balance at beginning of period	$338		$4		$1,161		$6
(Losses) gains:
Included in earnings	(38	) [b]	1	[c]	1	[d]	2	[b]
Included in other comprehensive income	—		(1)		—		—
Purchases, sales, issuances and settlements	424		(1)		29		—

Balance at end of period	$724		$3		$1,191		$8

Unrealized (losses) gains included in earnings	$(29	) [b]	$(1	) [c]	$(43	) [d]	$2	[b]

(a)	Amount represents Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income” on the income statement.

(c)	Unrealized gains and losses on securities available for sale are reported in “net securities (losses) gains” on the income statement.

(d)	Other investments consist of principal investments, and private equity and mezzanine investments. Realized and unrealized gains and losses on principal investments are reported in “net (losses) gains from principal investments” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income” on the income statement.
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

June 30, 2008
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Securities available for sale	—	—	$4	$4
Other investments	—	$1	—	1
Loans held for sale	—	—	752	752
Accrued income and other assets	—	3	27	30

Total assets on a nonrecurring basis at fair value	—	$4	$783	$787

Through Key’s quarterly analysis of its commercial loan portfolio, management determined that certain adjustments were necessary to record the portfolio at the lower of cost or fair value in accordance with GAAP. While some loans were impaired as a result of current market conditions, other loans recovered some of the value that was previously written down. After adjustments, these loans totaled $368 million at June 30, 2008. Valuation of these loans is performed using an internal model which relies on market data from sales of similar assets, including credit spreads, interest rate curves and risk profiles, as well as Key’s own assumptions about the exit market for the loans. The valuation methodology employed is based on Level 3 inputs. Key’s loans held for sale, which are measured at fair value on a nonrecurring basis, also include the $384 million of commercial real estate loans transferred from the loan portfolio to held-for-sale status in June 2008. The fair value of these loans was measured using nonbinding broker quotes obtained through a third party.

Other real estate owned and other repossessed properties are valued based on appraisals and third-party price opinions, less estimated selling costs. Assets that are acquired through, or in lieu of, loan foreclosures are recorded as held for sale initially at the lower of the loan balance or fair value upon the date of foreclosure. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. These assets, which totaled $18 million at June 30, 2008, are considered to be nonrecurring items in the fair value hierarchy.
Current market conditions, including lower prepayments, interest rates and expected recovery rates have impacted Key’s modeling assumptions pertaining to education lending-related servicing rights and residual interests, and consequently resulted in write-downs of these instruments. These instruments are included in “accrued income and other assets” and “securities available for sale” respectively, in the preceding table.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of June 30, 2008 and 2007, and the related condensed consolidated statements of income, for the three- and six-month periods then ended, and the condensed consolidated statement of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of Key’s management.
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
August 7, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2008 and 2007. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 38. A description of Key’s business is included under the heading “Description of Business” on page 14 of Key’s 2007 Annual Report to Shareholders. This description does not reflect the reorganization within some of Key’s lines of business that took effect on January 1, 2008. For a current description of Key’s lines of business, see Note 4 (“Line of Business Results”), which begins on page 14.
Terminology
This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.

♦	KeyCorp refers solely to the parent holding company.

♦	KeyBank refers to KeyCorp’s subsidiary bank, KeyBank National Association.

♦	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

♦	In November 2006, Key sold the subprime mortgage loan portfolio held by the Champion Mortgage finance business and announced a separate agreement to sell Champion’s origination platform. As a result of these actions, Key has accounted for this business as a discontinued operation. We use the phrase continuing operations in this document to mean all of Key’s business other than Champion. Key completed the sale of Champion’s origination platform in February 2007.

♦	Key engages in capital markets activities primarily through business conducted by the National Banking group. These activities encompass a variety of products and services. Among other things, Key trades securities as a dealer, enters into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conducts transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	All earnings per share data included in this discussion are presented on a diluted basis, which takes into account all common shares outstanding as well as potential common shares that could result from the conversion of preferred stock to common shares, the exercise of outstanding stock options and other stock awards. Some of the financial information tables also include basic earnings per share, which takes into account only common shares outstanding.

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled “Capital,” which begins on page 72.
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
Forward-looking statements express management’s current expectations, forecasts of future events or long-term goals and, by their nature, are subject to assumptions, risks and uncertainties. Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including the following factors:

♦	Interest rates could change more quickly or more significantly than management expects, which may have an adverse effect on Key’s financial results.

♦	Trade, monetary and fiscal policies of various governmental bodies may affect the economic environment in which Key operates, as well as its financial condition and results of operations.

♦	Changes in the stock markets, public debt markets and other capital markets, including continued disruption in the fixed income markets, could adversely affect Key’s ability to raise capital or other funding for liquidity and business purposes, as well as its revenues from client-based underwriting, investment banking and other capital markets-driven businesses.

♦	Recent problems in the housing markets, including issues related to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, and related conditions in the financial markets, or other issues, such as the high price of oil or other commodities, could cause further deterioration in general economic conditions, or in the condition of the local economies or industries in which Key has significant operations or assets, and, among other things, materially impact credit quality in existing portfolios and/or Key’s ability to generate loans in the future.

♦	Increasing interest rates or further weakening economic conditions could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans. Additionally, the allowance for loan losses may be insufficient if the estimates and judgments management used to establish that allowance prove to be inaccurate.

♦	Increased competitive pressure among financial services companies may adversely affect Key’s ability to market its products and services.

♦	It could take Key longer than anticipated to implement strategic initiatives, including those designed to grow revenue or manage expenses; Key may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

♦	Acquisitions and dispositions of assets, business units or affiliates could adversely affect Key in ways that management has not anticipated.

♦	Key may experience operational or risk management failures due to technological or other factors.

♦	Changes in accounting principles or in tax laws, rules and regulations could have an adverse effect on Key’s financial results or its capital.

♦	Key may become subject to new legal obligations or liabilities, or the unfavorable resolution of pending litigation may have an adverse effect on its financial results or its capital.

♦	Key may become subject to new or heightened regulatory practices, requirements or expectations which may impede its profitability.

♦	Terrorist activities or military actions could disrupt the economy and the general business climate, which may have an adverse effect on Key’s financial results or condition and that of its borrowers.

Long-term goals
Key’s long-term financial goals are to grow its earnings per common share and achieve a return on average equity, each at or above the respective median of its peer group. The strategy for achieving these goals is described under the heading “Corporate Strategy” on page 16 of Key’s 2007 Annual Report to Shareholders.
Economic overview
During the second quarter of 2008, the U.S. consumer faced inflationary pressures and a weakening labor market. Consumer prices in June 2008 rose 5.0% from June 2007, up from a 4.0% annual increase in March 2008. Energy costs increased by 24.7% from the same month one year ago, as the price of oil rose from $102 per barrel at March 31, 2008, to $140 per barrel at June 30, 2008. Employment also softened during the second quarter as the economy lost 191,000 jobs, which brought the number of jobs lost since December 2007 to 438,000. The average unemployment rate for the quarter rose to 5.3%, compared to the first quarter average of 4.9% and the 2007 average of 4.6%. Although consumer confidence dropped to a 28-year low, the consumer did show signs of resiliency, due in part to tax rebate checks that the government began to disburse in early May. Consumer spending during the second quarter rose at an average monthly rate of .6%, compared to an average monthly rate of .3% in the first quarter and .5% in 2007.
The downward trend in real estate values and home sales continued into the second quarter of 2008. June new home sales were down 33% and existing home sales were down 15% from the respective sales levels reported for the same month last year, while the median price of existing homes fell by more than 6%. The number of homes available for sale was further elevated by home foreclosures, which rose by 53% from the number of foreclosures experienced in June 2007. As of June 30, an estimated one out of every 501 homes was in some stage of foreclosure. Decreasing home sales and a rising inventory of homes for sale slowed the pace of new home construction, as housing starts and building permits were down more than 20% from June 2007.
Write-downs caused by distressed real estate values and increasing loan losses further strained already diminished capital levels at financial institutions, forcing many to raise additional capital, often at substantially higher costs than experienced in recent years. For regional banking institutions such as Key, access to the capital markets for unsecured term debt continues to be severely restricted, with investors requiring historically wide spreads over risk-free U.S. Treasury obligations to make new investments.
In response to the continued disruptions in the credit markets, softening labor markets, further housing declines and weak economic growth, during the second quarter of 2008 the Federal Reserve lowered the federal funds target rate to 2.00% from 2.25%. However, increases occurred in most national money market interest rates as the market anticipated that the Federal Reserve may eventually have to increase interest rates to address the increasing risk of inflation. The benchmark two-year Treasury yield increased to 2.62% at June 30, 2008, from 1.59% at March 31, 2008. The ten-year Treasury yield began the quarter at 3.41% and closed the second quarter at 3.97%.
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

Figure 1. Community Banking Geographic Diversity

	Geographic Region
Three months ended June 30, 2008		Rocky
dollars in millions	Northwest	Mountains	Great Lakes	Northeast	Nonregion [a]	Total

Average core deposits	$9,662	$3,523	$14,112	$13,069	$1,615	$41,981
Percent of total	23.0%	8.4%	33.6%	31.1%	3.9%	100.0%

Average commercial loans	$4,264	$2,095	$4,860	$3,175	$1,362	$15,756
Percent of total	27.1%	13.3%	30.8%	20.2%	8.6%	100.0%

Average home equity loans	$2,777	$1,312	$2,917	$2,632	$128	$9,766
Percent of total	28.4%	13.4%	29.9%	27.0%	1.3%	100.0%

(a)	Represents core deposit, commercial loan and home equity loan products centrally managed outside of the four Community Banking regions.
Key’s National Banking group includes those corporate and consumer business units that operate nationally, within and beyond the 14-state branch network, as well as internationally. The specific products and services offered by the National Banking group are described in Note 4 (“Line of Business Results”), which begins on page 14.
The diversity of Key’s commercial real estate lending business based on industry type and location is shown in Figure 19 on page 65. The homebuilder loan portfolio within the National Banking group has been adversely affected by the downturn in the U.S. housing market. As a result of deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio, principally in Florida and southern California, Key has experienced a significant increase in the level of its nonperforming assets since mid-2007. As previously reported, during the second quarter of 2008, Key initiated a process to reduce its exposure in this segment of its loan portfolio through the planned sale of certain loans. Although Key’s actions in this regard resulted in additional net charge-offs and a higher provision for loan losses for the second quarter, the sale of these loans, once closed, is expected to reduce the level of Key’s total nonperforming assets. Management anticipates that the majority of the loan sales will close in the third quarter. Additional information pertaining to the planned loan sales is included in the “Credit risk management” section, which begins on page 81.
In recent quarters, results for the National Banking group have also been affected adversely by volatility in the capital markets, leading to declines in the market values at which certain assets (primarily commercial real estate loans and securities held for sale or trading) are recorded. During the first quarter of 2008, management placed hedges on Key’s remaining previously unhedged commercial real estate mortgage loans held for sale to protect against further declines in market values that may result from changes in credit spreads and other market-driven factors. These actions, along with improved execution and market conditions, contributed to a more favorable performance from Key’s capital markets-driven businesses in the second quarter of 2008.
During the second quarter of 2008, the banking industry, including Key, continued to experience commercial and industrial loan growth, due in part to increased reliance by borrowers on commercial lines of credit in response to the challenging economic environment.

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
Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses; loan securitizations; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears on pages 17 through 19 of Key’s 2007 Annual Report to Shareholders. Information related to the results of Key’s goodwill impairment testing conducted as of June 30, 2008, is included in Note 1 (“Basis of Presentation”) under the heading “Goodwill and Other Intangible Assets” on page 7.
Effective January 1, 2008, Key adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In the absence of quoted market prices, management determines the fair value of Key’s assets and liabilities using internally-developed models which are based on management’s judgment, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant inputs. Key’s adoption of this accounting guidance and the process used in determining fair values is more fully described in Note 1 (“Basis of Presentation”) under the heading “Fair Value Measurements” on page 8, and Note 15 (“Fair Value Measurements”), which begins on page 34.
At June 30, 2008, $12.7 billion, or 12%, of Key’s total assets were measured at fair value on a recurring basis. Approximately 96% of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At June 30, 2008, $1.0 billion, or 1%, of Key’s total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.
At June 30, 2008, $787 million, or 1%, of Key’s total assets were measured at fair value on a nonrecurring basis. Less than 1% of these assets were classified as Level 1 or Level 2. At June 30, 2008, there were no liabilities measured at fair value on a nonrecurring basis.
Highlights of Key’s Performance
Financial performance
For the second quarter of 2008, Key recorded a loss of $1.126 billion from continuing operations, or $2.70 per common share. These results compare to income from continuing operations of $337 million, or $.85 per diluted common share, for the second quarter of 2007, and $218 million, or $.54 per diluted common share, for the first quarter of 2008.

Key’s results for both the second and first quarters of 2008 include additional charges associated with certain leveraged lease financing transactions being challenged by the Internal Revenue Service (“IRS”). Second quarter results include after-tax charges of $1.011 billion, or $2.43 per common share, resulting from a previously announced adverse federal court decision on the tax treatment of a Service Contract Lease transaction – a decision that the company has appealed.
During the first quarter of 2008, Key increased its tax reserves for certain lease in, lease out (“LILO”) transactions and recalculated its lease income in accordance with prescribed accounting standards, resulting in after-tax charges of $38 million, or $.10 per common share.
Excluding the lease financing charges recorded in the first and second quarters, Key had a loss from continuing operations of $115 million, or $.28 per common share, for the second quarter of 2008, compared to income from continuing operations of $337 million, or $.85 per diluted common share, for the second quarter of 2007, and $256 million, or $.64 per diluted common share, for the first quarter of 2008.
For the first six months of 2008, Key reported a loss from continuing operations of $908 million, or $2.23 per common share. Adjusting for the lease financing charges, Key had income from continuing operations of $141 million, or $.34 per diluted common share, compared to $695 million, or $1.74 per diluted common share, for the first half of 2007.
Key reported a net loss of $1.126 billion, or $2.70 per common share, for the second quarter of 2008, compared to net income of $334 million, or $.84 per diluted common share, for the second quarter of 2007, and $218 million, or $.54 per diluted common share, for the first quarter of 2008. For the first half of 2008, Key reported a net loss of $908 million, or $2.23 per common share, compared to net income of $684 million, or $1.71 per diluted common share, for the same period last year.
Figure 2 shows Key’s continuing and discontinued operating results and related performance ratios for comparative quarters and the six-month periods ended June 30, 2008 and 2007.
Figure 2. Results of Operations

	Three months ended			Six months ended
dollars in millions, except per share amounts	6-30-08	3-31-08	6-30-07	6-30-08	6-30-07

SUMMARY OF OPERATIONS
(Loss) income from continuing operations	$(1,126)	$218	$337	$(908)	$695
Loss from discontinued operations, net of taxes [a]	—	—	(3)	—	(11)

Net (loss) income	$(1,126)	$218	$334	$(908)	$684

Net (loss) income applicable to common shares	$(1,126)	$218	$334	$(908)	$684

PER COMMON SHARE — ASSUMING DILUTION
(Loss) income from continuing operations	$(2.70)	$.54	$.85	$(2.23)	$1.74
Loss from discontinued operations [a]	—	—	(.01)	—	(.03)

Net (loss) income	$(2.70)	$.54	$.84	$(2.23)	$1.71

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	(4.38)%	.85%	1.45%	(1.77)%	1.51%
Return on average common equity	(53.35)	10.38	17.66	(21.57)	18.35
Return on average total equity	(52.56)	10.38	17.66	(21.40)	18.35
From consolidated operations:
Return on average total assets	(4.38)%	.85%	1.43%	(1.77)%	1.49%
Return on average common equity	(53.35)	10.38	17.50	(21.57)	18.06
Return on average total equity	(52.56)	10.38	17.50	(21.40)	18.06

(a)	Key sold the subprime mortgage loan portfolio held by the Champion Mortgage finance business in November 2006, and completed the sale of Champion’s origination platform in February 2007. As a result of these actions, Key has accounted for this business as a discontinued operation.
In addition to the lease financing charges, Key’s results for the second quarter of 2008 were adversely affected by a higher provision for loan losses. The increased provision resulted from the company’s previously reported efforts to reduce its exposure to the residential properties segment of its commercial real estate construction loan portfolio through the planned sale of assets, and actions taken to bolster the allowance for loan losses. Key’s provision for loan losses for the second quarter of 2008 was $647 million, compared to $53 million for the same period one year ago. The current quarter’s provision exceeded net loan charge-offs by $123 million and increased Key’s reserve for loan losses to $1.421 billion, or 1.87% of period-end loans. Additional information pertaining to the planned sale of assets is presented in the section entitled “Credit risk management,” which begins on page 81.
Key took aggressive steps in the second quarter to further strengthen its capital position, due in large part to the impact of the lease accounting charges. Including shares issued in July under an over allotment option, the company raised $1.74 billion of additional capital through the issuance of preferred stock and common shares. Further, Key’s Board of Directors announced its intention to reduce the dividend on Key’s common shares by 50% to an annualized dividend of $.75 per share commencing with the dividend payable in the third quarter of 2008. Management believes these actions will position the company to respond to future business opportunities and are prudent steps in light of the challenging economic environment.
During the second quarter of 2008, Key experienced positive trends in several of its fee-based businesses, most notably trust and investment services, and the investment banking, syndications and capital markets businesses. Expenses continued to be well-controlled and the company benefited from the actions taken in the first quarter to reduce exposure to future market volatility. Key also continued to gain traction in its Community Banking model. While working through this difficult credit cycle, management intends to continue to focus on Key’s relationship business model, carefully manage expenses and upgrade delivery platforms to maintain Key’s readiness to respond to business opportunities as they emerge.
As shown in Figure 3, the comparability of Key’s earnings for the current, prior and year-ago quarters is affected by several significant items.
Figure 3. Significant Items Affecting the Comparability of Earnings

	Three months ended			Three months ended			Three months ended
	June 30, 2008			March 31, 2008			June 30, 2007
	Pre-tax	After-tax	Impact	Pre-tax	After-tax	Impact	Pre-tax	After-tax	Impact
in millions, except per share amounts	Amount	Amount	on EPS	Amount	Amount	on EPS	Amount	Amount	on EPS

Charge related to leveraged lease tax litigation	$(359)	$(1,011)	$(2.43)	$(3)	$(38)	$(.10)	—	—	—
Gain from redemption of Visa Inc. shares	—	—	—	165	103	.26	—	—	—
Realized and unrealized gains (losses) on loan and securities portfolios held for sale or trading	62	39	.09	(128)	(80)	(.20)	$51	$32	$.08
Litigation reserve	—	—	—	—	—	—	(42)	(26)	(.07)
Gains related to MasterCard Incorporated shares	—	—	—	—	—	—	40	25	.06

EPS = Earnings per diluted common share
Events leading to the recognition of the items presented in Figure 3, as well as other factors that contributed to the changes in Key’s revenue and expense components from those reported for the second quarter of 2007, are reviewed in detail throughout the remainder of the Management’s Discussion and Analysis section.

Key’s financial performance for each of the past five quarters is summarized in Figure 4.
Figure 4. Selected Financial Data

	2008				2007			Six months ended June 30,
dollars in millions, except per share amounts	Second		First		Fourth	Third	Second	2008		2007

FOR THE PERIOD
Interest income	$880		$1,354		$1,447	$1,434	$1,395	$2,234		$2,763
Interest expense	522		641		737	740	709	1,163		1,398
Net interest income	358	[a]	713	[a]	710	694	686	1,071	[a]	1,365
Provision for loan losses	647		187		363	69	53	834		97
Noninterest income	555		528		488	438	649	1,083		1,303
Noninterest expense	781		732		896	753	815	1,513		1,599
(Loss) income from continuing operations before income taxes	(515)		322		(61)	310	467	(193)		972
(Loss) income from continuing operations	(1,126)		218		22	224	337	(908)		695
Income (loss) from discontinued operations, net of taxes	—		—		3	(14)	(3)	—		(11)
Net (loss) income	(1,126	) [a]	218	[a]	25	210	334	(908	) [a]	684
Net (loss) income applicable to common shares	(1,126)		218		25	210	334	(908)		684

PER COMMON SHARE
(Loss) income from continuing operations	$(2.70)		$.55		$.06	$.58	$.86	$(2.23)		$1.76
(Loss) income from discontinued operations	—		—		.01	(.03)	(.01)	—		(.03)
Net (loss) income	(2.70)		.55		.06	.54	.85	(2.23)		1.73

(Loss) income from continuing operations — assuming dilution	(2.70)		.54		.06	.57	.85	(2.23)		1.74
Income (loss) from discontinued operations — assuming dilution	—		—		.01	(.03)	(.01)	—		(.03)
Net (loss) income — assuming dilution	(2.70	) [a]	.54	[a]	.06	.54	.84	(2.23	) [a]	1.71

Cash dividends paid	.375		.375		.365	.365	.365	.75		.73
Book value at period end	16.59		21.48		19.92	20.12	19.78	16.59		19.78
Tangible book value at period end	13.00		17.07		16.39	16.76	16.41	13.00		16.41
Market price:
High	26.12		27.23		34.05	37.09	38.96	27.23		39.90
Low	10.00		19.00		21.04	31.38	34.15	10.00		34.15
Close	10.98		21.95		23.45	32.33	34.33	10.98		34.33
Weighted-average common shares outstanding (000)	416,629		399,121		388,940	389,319	392,045	407,875		394,944
Weighted-average common shares and potential common shares outstanding (000)	416,629		399,769		389,911	393,164	396,918	407,875		400,180

AT PERIOD END
Loans	$75,855		$76,444		$70,823	$68,999	$66,692	$75,855		$66,692
Earning assets	89,893		89,719		86,557	84,838	82,161	89,893		82,161
Total assets	101,544		101,492		98,228	96,137	92,967	101,544		92,967
Deposits	64,396		64,702		63,099	63,714	60,599	64,396		60,599
Long-term debt	15,106		14,337		11,957	11,549	12,581	15,106		12,581
Common shareholders’ equity	8,056		8,592		7,746	7,820	7,701	8,056		7,701
Total shareholders’ equity	8,706		8,592		7,746	7,820	7,701	8,706		7,701

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	(4.38)%		.85%		.09%	.93%	1.45%	(1.77)%		1.51%
Return on average common equity	(53.35)		10.38		1.11	11.50	17.66	(21.57)		18.35
Return on average total equity	(52.56)		10.38		1.11	11.50	17.66	(21.40)		18.35
Net interest margin (taxable equivalent)	(.44)		3.14		3.48	3.40	3.46	1.35		3.48
From consolidated operations:
Return on average total assets	(4.38	) % [a]	.85	% [a]	.10%	.88%	1.43%	(1.77	) % [a]	1.49%
Return on average common equity	(53.35	) [a]	10.38	[a]	1.26	10.79	17.50	(21.57	) [a]	18.06
Return on average total equity	(52.56	) [a]	10.38	[a]	1.26	10.79	17.50	(21.40	) [a]	18.06
Net interest margin (taxable equivalent)	(.44	) [a]	3.14	[a]	3.48	3.40	3.46	1.35	[a]	3.49

CAPITAL RATIOS AT PERIOD END
Equity to assets	8.57%		8.47%		7.89%	8.13%	8.28%	8.57%		8.28%
Tangible equity to tangible assets	6.98		6.85		6.58	6.87	6.97	6.98		6.97
Tier 1 risk-based capital	8.53		8.33		7.44	7.94	8.14	8.53		8.14
Total risk-based capital	12.41		12.34		11.38	11.76	12.15	12.41		12.15
Leverage	9.34		9.15		8.39	8.96	9.11	9.34		9.11

TRUST AND BROKERAGE ASSETS
Assets under management	$80,998		$80,453		$85,442	$88,100	$85,592	$80,998		$85,592
Nonmanaged and brokerage assets	29,905		30,532		33,918	33,273	33,485	29,905		33,485

OTHER DATA
Average full-time equivalent employees	18,164		18,426		18,500	18,567	18,888	18,295		19,342
Branches	985		985		955	954	954	985		954

Acquisitions and divestitures completed by Key during the periods shown in this table may have had a significant effect on Key’s results, making it difficult to compare results from one period to the next. Note 3 (“Acquisitions and Divestitures”), which begins on page 12, contains specific information about the acquisitions and divestitures that Key completed during 2007 and the first six months of 2008 to help in understanding how those transactions may have impacted Key’s financial condition and results of operations.

(a)	See Figure 5 for computations of certain earnings data and performance ratios, excluding charges related to the tax treatment of certain leveraged lease financing transactions disallowed by the IRS. Figure 5 reconciles certain GAAP performance measures to the corresponding non-GAAP measures and provides a basis for period-to-period comparisons.

As a result of an adverse federal court decision on Key’s tax treatment of a Service Contract Lease transaction entered into by AWG Leasing Trust, in which Key is a partner, Key recorded after-tax charges of $1.011 billion, or $2.43 per common share, during the second quarter of 2008. Additionally, during the first quarter of 2008, Key increased its tax reserves for certain LILO transactions and recalculated its lease income in accordance with prescribed accounting standards, resulting in after-tax charges of $38 million, or $.10 per common share. Figure 5 below presents computations of certain earnings data and performance ratios, excluding these charges (non-GAAP), reconciles the GAAP performance measures to the corresponding non-GAAP measures and provides a basis for period-to-period comparisons. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Non-GAAP financial measures should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.
Figure 5. GAAP to Non-GAAP Reconciliations

				Six
		Three months ended		months ended
dollars in millions, except per share amounts		6-30-08	3-31-08	6-30-08

NET INCOME
Net (loss) income (GAAP)	A	$(1,126)	$218	$(908)
Charges related to leveraged lease tax litigation, after tax		1,011	38	1,049

Net (loss) income, excluding charges related to leveraged lease tax litigation (non-GAAP)	B	$(115)	$256	$141

Weighted-average common shares and potential common shares outstanding (000)	C	416,629	399,769	407,875

PER COMMON SHARE
Net (loss) income — assuming dilution (GAAP)	A/C	$(2.70)	$.54	$(2.23)
Net (loss) income, excluding charges related to leveraged lease tax litigation — assuming dilution (non-GAAP)	B/C	(.28)	.64	.34

PERFORMANCE RATIOS
Return on average total assets: [a]
Average total assets	D	$103,290	$103,356	$103,323

Return on average total assets (GAAP)	A/D	(4.38)%	.85%	(1.77)%
Return on average total assets, excluding charges related to leveraged lease tax litigation (non-GAAP)	B/D	(.45)	1.00	.27

Return on average common equity: [a]
Average common equity	E	$8,489	$8,445	$8,467

Return on average common equity (GAAP)	A/E	(53.35)%	10.38%	(21.57)%
Return on average common equity, excluding charges related to leveraged lease tax litigation (non-GAAP)	B/E	(5.45)	12.19	3.35

Return on average total equity: [a]
Average total equity	F	$8,617	$8,445	$8,531

Return on average total equity (GAAP)	A/F	(52.56)%	10.38%	(21.40)%
Return on average total equity, excluding charges related to leveraged lease tax litigation (non-GAAP)	B/F	(5.37)	12.19	3.32

NET INTEREST INCOME AND MARGIN
Net interest income:
Net interest income (GAAP)		$358	$713	$1,071
Charges related to leveraged lease tax litigation, pre-tax		359	3	362

Net interest income, excluding charges related to leveraged lease tax litigation (non-GAAP)		$717	$716	$1,433

Net interest income/margin (TE):
Net interest (loss) income (TE) (as reported)		$(100)	$704	$604
Charges related to leveraged lease tax litigation, pre-tax (TE)		838	34	872

Net interest income, excluding charges related to leveraged lease tax litigation (TE) (adjusted basis)		$738	$738	$1,476

Net interest margin (TE) (as reported) [a]		(.44)%	3.14%	1.35%
Impact of charges related to leveraged lease tax litigation, pre-tax (TE) [a]		3.76	.15	1.95

Net interest margin, excluding charges related to leveraged lease tax litigation (TE) (adjusted basis) [a]		3.32%	3.29%	3.30%

(a) Income statement amount has been annualized in calculation of percentage.

TE = Taxable Equivalent

GAAP = U.S. generally accepted accounting principles

Financial outlook
Although difficult to project in this turbulent economy, considering current and anticipated conditions in the financial markets, the impact of the lease accounting adjustment and the continuation of competitive pricing for deposits, management expects that in the second half of 2008 Key will experience:

♦	a taxable-equivalent net interest margin in the range of 3.15% to 3.20%;

♦	stable to reduced loan balances;

♦	a low single digit percentage increase in core deposits;

♦	net loan charge-offs in the range of 1.20% to 1.60% of average loans;

♦	a low single digit percentage increase in expenses; and

♦	an effective tax rate of approximately 34% to 36% on a taxable-equivalent basis. This estimate includes an interest accrual of approximately $32 million to $34 million per quarter related to disputed taxes on the leveraged lease financing portfolio.
Strategic developments
Management initiated a number of specific actions during 2008 and 2007 to support Key’s corporate strategy.

♦	On January 1, 2008, Key acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. The acquisition doubles Key’s branch penetration in the attractive Lower Hudson Valley area. Assets and deposits acquired in this transaction were assigned to both the Community Banking and National Banking groups.

♦	On December 20, 2007, Key announced its decision to exit dealer-originated home improvement lending activities, which involve prime loans but are largely out-of-footprint. Key also announced that it will cease offering Payroll Online services, which are not of sufficient size to provide economies of scale to compete profitably. Additionally, Key has moved to cease conducting business with nonrelationship homebuilders outside of its 14-state Community Banking footprint.

♦	On October 1, 2007, Key acquired Tuition Management Systems, Inc., one of the nation’s largest providers of outsourced tuition planning, billing, counseling and payment services. Headquartered in Warwick, Rhode Island, Tuition Management Systems serves more than 700 colleges, universities, elementary and secondary educational institutions. The combination of the payment plan systems and technology in place at Tuition Management Systems and the array of payment plan products offered by Key’s Consumer Finance line of business created one of the largest payment plan providers in the nation.

♦	On February 9, 2007, McDonald Investments Inc., a wholly owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets. Key retained the corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KeyBank continues to operate the Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed the registered broker/dealer through which its corporate and institutional investment banking and securities businesses operate to KeyBanc Capital Markets Inc.

Line of Business Results
This section summarizes the financial performance and related strategic developments of Key’s two major business groups: Community Banking and National Banking. To better understand this discussion, see Note 4 (“Line of Business Results”), which begins on page 14. Note 4 describes the products and services offered by each of these business groups, provides more detailed financial information pertaining to the groups and their respective lines of business, and explains “Other Segments” and “Reconciling Items.”
Figure 6 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and (loss) income from continuing operations for the three- and six-month periods ended June 30, 2008 and 2007. Key’s line of business results for each of these periods reflect a new organizational structure that took effect January 1, 2008.
Figure 6. Major Business Groups — Taxable-Equivalent Revenue and (Loss) Income
from Continuing Operations

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2008	2007	Amount	Percent	2008	2007	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Community Banking [a]	$659	$631	$28	4.4%	$1,288	$1,438	$(150)	(10.4)%
National Banking [b]	(126)	612	(738)	N/M	314	1,207	(893)	(74.0)
Other Segments [c]	(31)	101	(132)	N/M	(5)	82	(87)	N/M

Total Segments	502	1,344	(842)	(62.6)	1,597	2,727	(1,130)	(41.4)
Reconciling Items [d]	(47)	11	(58)	N/M	90	(18)	108	N/M

Total	$455	$1,355	$(900)	(66.4)%	$1,687	$2,709	$(1,022)	(37.7)%

(LOSS) INCOME FROM CONTINUING OPERATIONS
Community Banking [a]	$104	$102	$2	2.0%	$219	$307	$(88)	(28.7)%
National Banking [b]	(670)	157	(827)	N/M	(694)	312	(1,006)	N/M
Other Segments [c]	(13)	55	(68)	N/M	8	47	(39)	(83.0)

Total Segments	(579)	314	(893)	N/M	(467)	666	(1,133)	N/M
Reconciling Items [d]	(547)	23	(570)	N/M	(441)	29	(470)	N/M

Total	$(1,126)	$337	$(1,463)	N/M	$(908)	$695	$(1,603)	N/M

(a)	Community Banking’s results for the first quarter of 2007 include a $171 million ($107 million after tax) gain from the February 9, 2007, sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 12, for more information pertaining to this transaction.

(b)	During the second quarter of 2008, National Banking’s taxable-equivalent net interest income and net income were reduced by $838 million and $536 million, respectively, as a result of an adverse federal court decision on the tax treatment of a Service Contract Lease transaction. During the prior quarter, National Banking increased its tax reserves for certain LILO transactions and recalculated its lease income in accordance with prescribed accounting standards. These actions reduced National Banking’s taxable-equivalent revenue by $34 million and its net income by $21 million in the first quarter. National Banking’s results for the first quarter of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation.

(c)	Other Segments’ results for the second quarter of 2007 include a $26 million ($16 million after tax) charge for litigation. This charge and the litigation charge referred to in note (d) below comprise the $42 million charge recorded in connection with the Honsador litigation. Other Segments’ results for the first quarter of 2007 include a $49 million ($31 million after tax) loss from the repositioning of the securities portfolio.

(d)	Reconciling Items for the second quarter of 2008 include a $475 million charge to income taxes for the interest cost associated with the leveraged lease tax litigation. Reconciling Items for the prior quarter include a $165 million ($103 million after tax) gain from the partial redemption of Key’s equity interest in Visa Inc. and a $17 million charge to income taxes for the interest cost associated with the increase to Key’s tax reserves for certain LILO transactions. Reconciling Items for the second quarter of 2007 include a $40 million ($25 million after tax) gain related to MasterCard Incorporated shares, and a $16 million ($10 million after tax) charge for litigation.

TE = Taxable Equivalent

N/M = Not Meaningful

Community Banking summary of operations
As shown in Figure 7, Community Banking recorded net income of $104 million for the second quarter of 2008, compared to $102 million for the year-ago quarter. Increases in both net interest income and noninterest income accounted for the improvement, but were substantially offset by a higher provision for loan losses.
Taxable-equivalent net interest income rose by $20 million, or 5%, from the second quarter of 2007. The increase was attributable to a $1.9 billion, or 7%, rise in average earning assets, due largely to growth in the commercial loan portfolio, and a $3.8 billion, or 8%, increase in average deposits. Both loans and deposits experienced organic growth and benefited from the January 1 acquisition of U.S.B. Holding Co., Inc. described below. The positive effect of this growth was offset in part by the impact of tighter loan and deposit spreads.
Noninterest income increased by $8 million, or 4%, from the same period one year ago, reflecting strong growth in bank channel investment product sales income and deposit service charge income.
The provision for loan losses rose by $23 million, or 110%, compared to the second quarter of 2007, reflecting a $12 million increase in net loan charge-offs and the remainder a provision for general weakness in the economy.
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
Figure 7. Community Banking

	Three months ended				Six months ended
	June 30,		Change		June 30,			Change
dollars in millions	2008	2007	Amount	Percent	2008	2007		Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$437	$417	$20	4.8%	$860	$836		$24	2.9%
Noninterest income	222	214	8	3.7	428	602	[a]	(174)	(28.9)

Total revenue (TE)	659	631	28	4.4	1,288	1,438		(150)	(10.4)
Provision for loan losses	44	21	23	109.5	62	35		27	77.1
Noninterest expense	449	446	3	.7	876	912		(36)	(3.9)

Income before income taxes (TE)	166	164	2	1.2	350	491		(141)	(28.7)
Allocated income taxes and TE adjustments	62	62	—	—	131	184		(53)	(28.8)

Net income	$104	$102	$2	2.0%	$219	$307		$(88)	(28.7)%

Percent of consolidated income from continuing operations	N/M	30%	N/A	N/A	N/M	44%		N/A	N/A

AVERAGE BALANCES
Loans and leases	$28,478	$26,574	$1,904	7.2%	$28,303	$26,514		$1,789	6.7%
Total assets	31,385	29,346	2,039	6.9	31,227	29,317		1,910	6.5
Deposits	49,948	46,126	3,822	8.3	49,857	46,322		3,535	7.6

Assets under management at period end	$19,366	$21,061	$(1,695)	(8.0)%	$19,366	$21,061		$(1,695)	(8.0)%

(a)	Community Banking’s results for the first quarter of 2007 include a $171 million ($107 million after tax) gain from the February 9, 2007, sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 12, for more information pertaining to this transaction.
TE = Taxable Equivalent

N/M = Not Meaningful

N/A = Not Applicable

ADDITIONAL COMMUNITY BANKING DATA

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2008	2007	Amount	Percent	2008	2007	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$19,656	$18,970	$686	3.6%	$19,761	$19,292	$469	2.4%
Savings deposits	1,804	1,619	185	11.4	1,779	1,619	160	9.9
Certificates of deposits ($100,000 or more)	6,661	4,709	1,952	41.5	6,548	4,630	1,918	41.4
Other time deposits	12,735	12,038	697	5.8	12,756	12,044	712	5.9
Deposits in foreign office	1,306	1,046	260	24.9	1,281	1,002	279	27.8
Noninterest-bearing deposits	7,786	7,744	42	.5	7,732	7,735	(3)	—

Total deposits	$49,948	$46,126	$3,822	8.3%	$49,857	$46,322	$3,535	7.6%

HOME EQUITY LOANS
Average balance	$9,766	$9,660
Weighted-average loan-to-value ratio	70%	70%
Percent first lien positions	55	58

OTHER DATA
On-line households/household penetration	759,003 / 45%	723,955 / 44%
Branches	985	954
Automated teller machines	1,479	1,450

National Banking summary of continuing operations
As shown in Figure 8, National Banking recorded a loss of $670 million from continuing operations for the second quarter of 2008, compared to income of $157 million from continuing operations for the same period last year. During the second quarter of 2008, National Banking’s net interest income was adversely affected by a federal court ruling on the tax treatment of a segment of Key’s leveraged lease financing portfolio as further described below. Also contributing to the less favorable results compared to the year-ago quarter were a substantially higher provision for loan losses and an increase in noninterest expense, offset in part by significant growth in noninterest income.
National Banking’s taxable-equivalent net interest income for the second quarter of 2008 was reduced significantly as a result of an adverse federal court ruling on the company’s tax treatment of a Service Contract Lease transaction entered into by AWG Leasing Trust, in which Key is a partner. As a result of this ruling, under Financial Accounting Standards Board (“FASB”) Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” National Banking recalculated its lease income from inception for this particular transaction, as well as any other lease financing transactions being contested by the IRS. Excluding the additional charges associated with these actions, taxable-equivalent net interest income grew by $27 million, or 8%, from the second quarter of 2007 as a result of increases in average earning assets and deposits, offset in part by tighter loan and deposit spreads and a higher level of nonperforming assets. Average loans and leases grew by $8.6 billion, or 22%, while average deposits rose by $207 million, or 2%, from the year-ago quarter.
Noninterest income increased by $73 million, or 27%, reflecting higher income from several fee-based businesses. Income from investment banking and capital markets activities rose by $35 million, while trust and investment services income was up $23 million. Increases in income from tuition payment plan processing, as well as syndication and other loan-related fees also contributed to the improvement.
The provision for loan losses rose by $577 million, due primarily to a higher level of net loan charge-offs recorded in the commercial real estate portfolio. National Banking’s provision for loan losses for the second quarter of 2008 exceeded its net loan charge-offs by $123 million, as the company continued to build reserves.

Figure 8. National Banking

	Three months ended					Six months ended
	June 30,			Change		June 30,			Change
dollars in millions	2008		2007	Amount	Percent	2008		2007	Amount	Percent

SUMMARY OF OPERATIONS
Net interest (loss) income (TE)	$(472	) [a]	$339	$(811)	N/M	$(133	) [a]	$675	$(808)	N/M
Noninterest income	346		273	73	26.7%	447		532 [a]	(85)	(16.0)%

Total revenue (TE)	(126)		612	(738)	N/M	314		1,207	(893)	(74.0)
Provision for loan losses	609		32	577	N/M	778		62	716	N/M
Noninterest expense	337		330	7	2.1	646		646	—	—

(Loss) income from continuing operations before income taxes (TE)	(1,072)		250	(1,322)	N/M	(1,110)		499	(1,609)	N/M
Allocated income taxes and TE adjustments	(402)		93	(495)	N/M	(416)		187	(603)	N/M

(Loss) income from continuing operations	(670)		157	(827)	N/M	(694)		312	(1,006)	N/M
Loss from discontinued operations, net of taxes	—		(3)	3	100.0%	—		(11)	11	100.0%

Net (loss) income	$(670)		$154	$(824)	N/M	$(694)		$301	$(995)	N/M

Percent of consolidated income from continuing operations	N/M		47%	N/A	N/A	N/M		45%	N/A	N/A

AVERAGE BALANCES FROM CONTINUING OPERATIONS
Loans and leases	$47,876		$39,325	$8,551	21.7%	$46,013		$39,085	$6,928	17.7%
Loans held for sale	1,282		4,377	(3,095)	(70.7)	3,107		4,148	(1,041)	(25.1)
Total assets	56,242		49,585	6,657	13.4	56,230		49,003	7,227	14.7
Deposits	12,289		12,082	207	1.7	12,088		11,691	397	3.4

Assets under management at period end	$61,632		$64,531	$(2,899)	(4.5)%	$61,632		$64,531	$(2,899)	(4.5)%

(a) During the second quarter of 2008, National Banking’s taxable-equivalent net interest income and net income were reduced by $838 million and $536 million, respectively, as a result of an adverse federal court decision on the tax treatment of a Service Contract Lease transaction. During the prior quarter, National Banking increased its tax reserves for certain LILO transactions and recalculated its lease income in accordance with prescribed accounting standards. These actions reduced National Banking’s taxable-equivalent revenue by $34 million and its net income by $21 million in the first quarter. National Banking’s results for the first quarter of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation.

TE = Taxable Equivalent

N/M = Not Meaningful

N/A = Not Applicable
Other Segments
Other segments consist of Corporate Treasury and Key’s Principal Investing unit. These segments generated a net loss of $13 million for the second quarter of 2008, compared to net income of $55 million for the same period last year. These results reflect net losses of $14 million from principal investing in the second quarter of 2008, compared to net gains of $90 million for the year-ago quarter.

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
Figure 10, which spans pages 57 and 58, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets. This figure also presents a reconciliation of taxable-equivalent net interest income for each of the past five quarters to net interest income reported in accordance with GAAP.
Key’s taxable-equivalent net interest income for the second quarter of 2008 was reduced significantly as a result of an adverse federal court decision on the company’s tax treatment of a Service Contract Lease transaction entered into by AWG Leasing Trust, in which Key is a partner. The Court decision, which Key has appealed, applies only to the single AWG Leasing transaction. Notwithstanding the appeal, management believes that the applicable accounting guidance requires Key to recalculate lease income recognized on all leveraged leases being contested by the IRS, not just the single leveraged lease subject to the Court decision. Under FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” Key has recalculated the lease income recognized from inception for all of the contested leases. Key’s second quarter results also reflect a $475 million charge to income taxes for the interest cost associated with the contested tax liabilities. These actions reduced Key’s taxable-equivalent net interest income and net interest margin for the second quarter of 2008 by $838 million and 376 basis points, respectively, and reduced Key’s earnings by $1.011 billion, or $2.43 per common share. A basis point is equal to one one-hundredth of a percentage point, meaning 376 basis points equal 3.76%.
As previously reported, Service Contract Leases, LILO transactions discussed on the following page and Qualified Technological Equipment Leases represent a portion of Key’s overall leveraged lease financing portfolio, and the tax deductions for some of these transactions are being challenged by the IRS. Additional information related to these lease financing transactions and the status of Key’s response to the IRS disallowance and federal tax court decision is included in Note 12 (“Income Taxes”), which begins on page 27.

The impact of the leveraged lease accounting charges on the components of Key’s interest income and related yields for the second quarter of 2008 are shown in Figure 9.
Figure 9. Second Quarter 2008 Adjusted Interest and Yields
From Continuing Operations

	As Reported			Adjusted Basis
	Average			Average
dollars in millions	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Total commercial loans	$54,932	$(83)	(.58)%	$54,932	$755	5.52%

Total earning assets	89,742	422	1.89	89,742	1,260	5.63
Total interest-bearing liabilities	77,172	522	2.75	77,172	522	2.75

Interest rate spread (TE)			(.86)%			2.88%

Net interest (loss) income (TE) and net interest margin (TE)		(100)	(.44)%		738	3.32%

TE adjustment		(458)			21

Net interest income		$358			$717

TE = Taxable Equivalent
Excluding the charges associated with the leveraged lease tax litigation, Key’s taxable-equivalent net interest income was $738 million for the second quarter of 2008, compared to $706 million for the year-ago quarter. Average earning assets rose by $8.2 billion, or 10%, due primarily to growth in commercial loans and the January 1 acquisition of U.S.B. Holding Co., Inc., which added approximately $1.5 billion to Key’s loan portfolio. The growth in commercial loans was due in part to the higher demand for credit caused by the volatile capital markets environment. The adjusted net interest margin for the current quarter declined to 3.32% from 3.46% for the second quarter of 2007. The reduction was attributable largely to tighter loan and deposit spreads caused by competitive pricing, and a higher level of nonperforming assets.
Compared to the first quarter of 2008, Key’s taxable-equivalent net interest income and net interest margin were essentially unchanged, after excluding the effects of charges recorded in connection with leveraged lease transactions in both periods. During the first quarter of 2008, Key increased its tax reserves for certain LILO transactions and recalculated its income under FASB Staff Position No. 13-2. These actions reduced Key’s taxable-equivalent net interest income and net interest margin for the first quarter of 2008 by $34 million and 15 basis points, respectively, and reduced Key’s earnings by $38 million, or $.10 per diluted common share. On an adjusted basis, Key had taxable-equivalent net interest income of $738 million and a net interest margin of 3.29% for the first quarter of 2008.
Over the remainder of the year, management expects Key’s net interest margin to be in the range of 3.15% to 3.20%. Management believes the effects of the lease financing accounting adjustment recorded in the second quarter and the continuation of competitive pressure on deposit pricing will offset the impact of more favorable yields on new assets.

Since January 1, 2007, the growth and composition of Key’s earning assets have been affected by the following actions:

♦	During the first quarter of 2008, Key increased its loan portfolio (primarily commercial real estate and consumer loans) through the acquisition of U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York.

♦	Key sold commercial real estate loans of $965 million during the first six months of 2008 and $3.8 billion ($238 million through a securitization) during all of 2007. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales agreements), Key established and has maintained a loss reserve in an amount estimated by management to be appropriate. More information about the related recourse agreement is provided in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 30.

♦	Key sold education loans of $110 million during the first half of 2008 and $247 million during all of 2007. In March 2008, Key transferred $3.3 billion of education loans from held-for-sale status to the held-to-maturity loan portfolio. The secondary markets for these loans have been adversely affected by market liquidity issues, prompting the company’s decision to move them to a held-to-maturity classification.

♦	Key sold other loans (primarily residential mortgage loans) totaling $483 million during the six months of 2008 and $1.2 billion during all of 2007.

Figure 10. Average Balance Sheets, Net Interest Income and Yields/Rates
From Continuing Operations

	Second Quarter 2008					First Quarter 2008
	Average			Yield/		Average			Yield/
dollars in millions	Balance	Interest		Rate		Balance	Interest		Rate

ASSETS
Loans: [a,b]
Commercial, financial and agricultural	$26,057	$352		5.42%		$25,411	$392		6.21%
Real estate — commercial mortgage	10,593	156		5.91		10,283	175		6.84
Real estate — construction	8,484	118		5.61		8,468	134		6.36
Commercial lease financing	9,798	(709)		(28.94	) [c]	10,004	98		3.91	[c]

Total commercial loans	54,932	(83)		(.58)		54,166	799		5.93
Real estate — residential	1,918	30		6.12		1,916	30		6.29
Home equity:
Community Banking	9,765	140		5.78		9,693	154		6.38
National Banking	1,200	23		7.68		1,260	24		7.74

Total home equity loans	10,965	163		5.99		10,953	178		6.54
Consumer other — Community Banking	1,271	33		10.34		1,305	34		10.59
Consumer other — National Banking:
Marine	3,646	56		6.26		3,646	58		6.31
Education	3,595	53		5.88		363	7		8.04
Other	325	7		8.21		339	7		8.32

Total consumer other — National Banking	7,566	116		6.16		4,348	72		6.61

Total consumer loans	21,720	342		6.32		18,522	314		6.81

Total loans	76,652	259		1.37		72,688	1,113		6.15
Loans held for sale	1,356	20		5.94		4,984	87		7.01
Securities available for sale [a,d]	8,315	111		5.40		8,419	110		5.28
Held-to-maturity securities [a]	25	—		11.47		29	1		11.02
Trading account assets	1,041	10		3.88		1,075	13		4.84
Short-term investments	773	8		3.83		1,165	9		3.18
Other investments [d]	1,580	14		3.09		1,552	12		3.05

Total earning assets	89,742	422		1.89		89,912	1,345		6.01
Allowance for loan losses	(1,338)					(1,236)
Accrued income and other assets	14,886					14,680

Total assets	$103,290					$103,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$27,158	102		1.51		$26,996	139		2.07
Savings deposits	1,815	1		.27		1,865	3		.62
Certificates of deposit ($100,000 or more) [e]	8,670	88		4.09		8,072	95		4.72
Other time deposits	12,751	135		4.27		12,759	146		4.59
Deposits in foreign office	4,121	21		1.95		5,853	45		3.13

Total interest-bearing deposits	54,515	347		2.56		55,545	428		3.10
Federal funds purchased and securities sold under repurchase agreements	3,267	15		1.86		3,863	28		2.91
Bank notes and other short-term borrowings	4,770	27		2.26		4,934	39		3.22
Long-term debt [e,f]	14,620	133		3.87		13,238	146		4.71

Total interest-bearing liabilities	77,172	522		2.75		77,580	641		3.36
Noninterest-bearing deposits	10,617					10,741
Accrued expense and other liabilities	6,884					6,590
Preferred stock	128					—
Common shareholders’ equity	8,489					8,445

Total shareholders’ equity	8,617					8,445

Total liabilities and shareholders’ equity	$103,290					$103,356

Interest rate spread (TE)				(.86)%					2.65%

Net interest (loss) income (TE) and net interest margin (TE)		(100	) [c]	(.44	)% [c]		704	[c]	3.14	% [c]

TE adjustment [a]		(458)					(9)

Net interest income, GAAP basis		$358					$713

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
(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	During the second quarter of 2008, Key’s taxable-equivalent net interest income and net income were reduced by $838 million and $1.011 billion, respectively, as a result of an adverse federal court decision on Key’s tax treatment of a Service Contract Lease transaction. Excluding this reduction, the taxable-equivalent yield on Key’s commercial lease financing portfolio would have been 5.25% for the second quarter of 2008, and Key’s taxable-equivalent net interest margin would have been 3.32%. During the prior quarter, Key increased its tax reserves for certain LILO transactions and recalculated its lease income in accordance with prescribed accounting standards. These actions reduced Key’s first quarter 2008 taxable-equivalent net interest income and net income by $34 million and $38 million, respectively. Excluding this reduction, the taxable-equivalent yield on Key’s commercial lease financing portfolio would have been 5.27% for the first quarter of 2008, and Key’s taxable-equivalent net interest margin would have been 3.29%.

Figure 10. Average Balance Sheets, Net Interest Income and Yields/Rates
From Continuing Operations (Continued)

Fourth Quarter 2007			Third Quarter 2007			Second Quarter 2007
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$23,825	$419	6.98%	$22,393	$410	7.25%	$21,856	$401	7.36%
9,351	175	7.42	8,855	172	7.69	8,565	165	7.75
8,192	153	7.42	8,285	167	8.01	8,243	167	8.09
10,252	171	6.65	10,172	147	5.80	10,096	142	5.62

51,620	918	7.06	49,705	896	7.16	48,760	875	7.19
1,596	27	6.72	1,586	26	6.68	1,472	24	6.57

9,658	168	6.92	9,690	175	7.14	9,660	172	7.15
1,259	24	7.77	1,193	24	7.85	1,092	21	7.86

10,917	192	7.02	10,883	199	7.22	10,752	193	7.22
1,308	35	10.73	1,342	36	10.66	1,370	37	10.64

3,608	58	6.34	3,506	55	6.32	3,323	52	6.26
329	8	9.47	332	8	9.65	329	8	9.56
339	7	8.66	326	7	8.92	309	7	9.18

4,276	73	6.76	4,164	70	6.79	3,961	67	6.76

18,097	327	7.20	17,975	331	7.33	17,555	321	7.33

69,717	1,245	7.10	67,680	1,227	7.20	66,315	1,196	7.23
4,748	89	7.53	4,731	91	7.59	4,415	82	7.50
7,858	115	5.89	7,825	106	5.45	7,793	106	5.45
30	1	6.24	36	—	6.43	39	—	6.72
1,042	12	4.40	1,055	11	4.39	813	7	3.58
1,226	13	3.94	633	5	3.32	671	9	4.93
1,589	12	3.02	1,563	12	2.99	1,541	15	3.68

86,210	1,487	6.86	83,523	1,452	6.92	81,587	1,415	6.95
(966)			(942)			(942)
13,547			12,581			12,767

$98,791			$95,162			$93,412

$25,687	197	3.05	$24,190	209	3.41	$22,953	179	3.14
1,523	1	.19	1,581	—	.19	1,633	1	.19

6,887	86	4.98	6,274	80	5.06	6,237	79	5.03
11,455	135	4.68	11,512	136	4.68	12,047	141	4.70
5,720	64	4.42	4,540	57	5.00	3,600	47	5.20

51,272	483	3.74	48,097	482	3.98	46,470	447	3.85

4,194	45	4.23	4,470	55	4.85	4,748	59	5.04

4,233	45	4.15	2,539	30	4.70	1,771	18	4.14
11,851	164	5.72	11,801	173	5.89	12,909	185	5.83

71,550	737	4.11	66,907	740	4.40	65,898	709	4.33
12,948			14,424			13,927
6,405			6,106			5,933
—			—			—
7,888			7,725			7,654

7,888			7,725			7,654

$98,791			$95,162			$93,412

		2.75%			2.52%			2.62%

	750	3.48%		712	3.40%		706	3.46%

	40			18			20

	$710			$694			$686

(d)	Yield is calculated on the basis of amortized cost.

(e)	Rate calculation excludes basis adjustments related to fair value hedges.

(f)	Results from continuing operations exclude the dollar amount of liabilities assumed necessary to support interest-earning assets held by the discontinued Champion Mortgage finance business. The interest expense related to these liabilities, which also is excluded from continuing operations, was calculated using a matched funds transfer pricing methodology.

TE = Taxable Equivalent

GAAP = U.S. generally accepted accounting principles

Figure 11 shows how the changes in yields or rates, and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 65, contains more discussion about changes in earning assets and funding sources.
Figure 11. Components of Net Interest (Loss) Income Changes

	From three months ended June 30, 2007			From six months ended June 30, 2007
	to three months ended June 30, 2008			to six months ended June 30, 2008
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change

INTEREST INCOME
Loans	$162	$(1,099)	$(937)	$280	$(1,286)	$(1,006)
Loans held for sale	(48)	(14)	(62)	(35)	(15)	(50)
Securities available for sale	7	(2)	5	18	(3)	15
Trading account assets	2	1	3	6	3	9
Short-term investments	1	(2)	(1)	5	(8)	(3)
Other investments	—	(1)	(1)	2	(4)	(2)

Total interest income (TE)	124	(1,117)	(993)	276	(1,313)	(1,037)

INTEREST EXPENSE
NOW and money market deposit accounts	28	(105)	(77)	53	(168)	(115)
Savings deposits	—	—	—	—	2	2
Certificates of deposit ($100,000 or more)	27	(18)	9	49	(21)	28
Other time deposits	8	(14)	(6)	16	(14)	2
Deposits in foreign office	6	(32)	(26)	31	(53)	(22)

Total interest-bearing deposits	69	(169)	(100)	149	(254)	(105)
Federal funds purchased and securities sold under repurchase agreements	(15)	(29)	(44)	(17)	(48)	(65)
Bank notes and other short-term borrowings	20	(11)	9	49	(12)	37
Long-term debt	22	(74)	(52)	18	(120)	(102)

Total interest expense	96	(283)	(187)	199	(434)	(235)

Net interest (loss) income (TE)	$28	$(834)	$(806)	$77	$(879)	$(802)

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
TE = Taxable Equivalent
Noninterest income
Key’s noninterest income was $555 million for the second quarter of 2008, compared to $649 million for the year-ago quarter. For the first six months of the year, noninterest income was $1.1 billion, representing a decrease of $220 million, or 17%, from the first six months of 2007.
As shown in Figure 13, the decrease from the year-ago quarter was attributable largely to net losses of $14 million from principal investing in the second quarter of 2008, compared to net gains of $90 million for the same period last year. Additionally, results for the second quarter of 2007 benefited from a $40 million gain related to the sale of MasterCard Incorporated shares. These factors were offset in part by higher income from several fee-based businesses. Income from investment banking and capital markets activities rose by $28 million, trust and investment services income was up $23 million, and income from deposit service charges grew by $9 million.

The trend in the major components of Key’s fee-based income over the past five quarters is shown in Figure 12.
Figure 12. Fee-Based Income – Major Components

	2008		2007
in millions	Second	First	Fourth	Third	Second
Trust and investment services income	$138	$129	$131	$119	$115
Service charges on deposit accounts	93	88	90	88	84
Investment banking and capital markets income	80	8	12	9	52
Operating lease income	68	69	72	70	66
Letter of credit and loan fees	51	37	58	51	45
Corporate-owned life insurance income	28	28	37	27	32
Electronic banking fees	27	24	25	25	25

For the year-to-date period, the decrease in noninterest income reflected several significant items. During the first quarter of 2008, Key recorded a $165 million gain from the partial redemption of Visa Inc. shares. Results for the first half of 2007 included the $40 million gain related to the sale of MasterCard Incorporated shares, a $171 million gain associated with the sale of the McDonald Investments branch network, a $26 million gain from the settlement of the automobile residual value insurance litigation and a $49 million loss recorded in connection with the repositioning of the securities portfolio.
Excluding the significant items discussed above, Key’s noninterest income was $918 million for the first six months of 2008, representing a $197 million, or 18%, decrease from the same period last year. As shown in Figure 13, Key recorded net losses of $5 million from principal investing in the first six months of 2008, compared to net gains of $119 million for the first half of 2007. Additionally, Key had net losses from loan sales and write-downs of $68 million in the current year, compared to net gains of $42 million through the first six months of 2007. The reduction in noninterest income attributable to these factors was substantially offset by increases of $22 million in income from deposit service charges and $27 million in income from trust and investment services. Last year’s results included $16 million of trust and investment services income generated by the McDonald Investments branch network. Adjusting for this revenue, trust and investment services income rose by $43 million, or 19%, driven by growth in institutional asset management income, and income from brokerage commissions and fees.
Figure 13. Noninterest Income

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Trust and investment services income	$138	$115	$23	20.0%	$267	$240	$27	11.3%
Service charges on deposit accounts	93	84	9	10.7	181	159	22	13.8
Investment banking and capital markets income	80	52	28	53.8	88	96	(8)	(8.3)
Operating lease income	68	66	2	3.0	137	130	7	5.4
Letter of credit and loan fees	51	45	6	13.3	88	83	5	6.0
Corporate-owned life insurance income	28	32	(4)	(12.5)	56	57	(1)	(1.8)
Electronic banking fees	27	25	2	8.0	51	49	2	4.1
Net gains (losses) from loan securitizations and sales	33	33	—	—	(68)	42	(110)	N/M
Net securities (losses) gains	(1)	2	(3)	N/M	2	(45)	47	N/M
Net (losses) gains from principal investing	(14)	90	(104)	N/M	(5)	119	(124)	N/M
Gain from redemption of Visa Inc. shares	—	—	—	—	165	—	165	N/M
Gain from sale of McDonald Investments branch network	—	—	—	—	—	171	(171)	(100.0)
Other income:
Insurance income	20	15	5	33.3	35	29	6	20.7
Loan securitization servicing fees	5	6	(1)	(16.7)	9	11	(2)	(18.2)
Credit card fees	3	3	—	—	7	6	1	16.7
Gains related to MasterCard Incorporated shares	—	40	(40)	(100.0)	—	40	(40)	(100.0)
Litigation settlement — automobile residual value insurance	—	—	—	—	—	26	(26)	(100.0)
Miscellaneous income	24	41	(17)	(41.5)	70	90	(20)	(22.2)

Total other income	52	105	(53)	(50.5)	121	202	(81)	(40.1)

Total noninterest income	$555	$649	$(94)	(14.5)%	$1,083	$1,303	$(220)	(16.9)%

N/M = Not Meaningful

The following discussion explains the composition of certain elements of Key’s noninterest income and the factors that caused those elements to change.
Trust and investment services income. Trust and investment services generally are Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 14. The increases from 2007 results were attributable to strong growth in institutional asset management income and higher income from brokerage commissions and fees. Excluding the results of the McDonald Investments branch network, income from brokerage commissions and fees was up $22 million from the first six months of 2007.
Figure 14. Trust and Investment Services Income

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Brokerage commissions and fee income	$41	$28	$13	46.4%	$74	$68	$6	8.8%
Personal asset management and custody fees	40	41	(1)	(2.4)	81	81	—	—
Institutional asset management and custody fees	57	46	11	23.9	112	91	21	23.1

Total trust and investment services income	$138	$115	$23	20.0%	$267	$240	$27	11.3%

A significant portion of Key’s trust and investment services income depends on the value and mix of assets under management. At June 30, 2008, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $81.0 billion, compared to $85.6 billion at June 30, 2007. As shown in Figure 15, most of the decrease was attributable to the securities lending portfolio, due in part to increased volatility in the fixed income markets and actions taken by management to maintain sufficient liquidity within the portfolio. When clients’ securities are lent to a borrower, the borrower must provide Key with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management.
Figure 15. Assets Under Management

	2008		2007
in millions	Second	First	Fourth	Third	Second

Assets under management by investment type:
Equity	$40,446	$39,800	$42,868	$44,465	$42,462
Securities lending	17,756	18,476	20,228	22,056	22,595
Fixed income	10,823	10,598	11,357	11,372	11,187
Money market	9,604	9,746	9,440	8,861	8,069
Hedge funds	2,369	1,833	1,549	1,346	1,279

Total	$80,998	$80,453	$85,442	$88,100	$85,592

Proprietary mutual funds included in assets under management:
Money market	$7,178	$7,131	$7,298	$6,888	$6,280
Equity	7,202	6,556	6,957	6,748	6,392
Fixed income	617	631	631	629	615

Total	$14,997	$14,318	$14,886	$14,265	$13,287

Service charges on deposit accounts. Service charges on deposit accounts were up from the prior year, due primarily to an increase in fee income from cash management services. Other factors contributing to the improvement include growth in the number of transaction accounts within Key’s Community Banking Group, an increase in overdraft fee income resulting from higher transaction volume and a rate increase instituted during the second quarter of 2007.
Investment banking and capital markets income. As shown in Figure 16, investment banking and capital markets income increased from the year-ago quarter as a result of strong growth in income from the investment banking business, and from dealer trading and derivatives. On a year-to-date basis, the decline from the prior year was attributable to losses recorded during the first quarter of 2008 from dealer trading and derivatives, and from certain real estate-related investments, both of which reflected extraordinary volatility in the fixed income markets. During the second quarter of 2008, results from dealer trading and derivatives showed substantial improvement, due in part to actions taken by management in the prior quarter to mitigate the effects of future market volatility on Key’s held-for-sale and trading portfolios.

Figure 16. Investment Banking and Capital Markets Income

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Investment banking income	$36	$22	$14	63.6%	$58	$43	$15	34.9%
Income (loss) from other investments	1	6	(5)	(83.3)	(5)	11	(16)	N/M
Dealer trading and derivatives income	28	12	16	133.3	7	20	(13)	(65.0)
Foreign exchange income	15	12	3	25.0	28	22	6	27.3

Total investment banking and capital markets income	$80	$52	$28	53.8%	$88	$96	$(8)	(8.3)%

N/M = Not Meaningful
Net gains (losses) from loan securitizations and sales. Key sells or securitizes loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. During the first six months of 2008, Key recorded $68 million of net losses from loan sales and write-downs, compared to net gains of $42 million for the first six months of 2007. Results for the current year reflect $101 million of net losses from loan sales and write-downs recorded during the first quarter, due primarily to volatility in the fixed income markets and the related housing correction. Approximately $84 million of these losses pertained to commercial real estate loans held for sale. The types of loans sold during 2008 and 2007 are presented in Figure 21 on page 68. In March 2008, Key transferred $3.3 billion of education loans from held-for-sale status to the loan portfolio. The secondary markets for these loans have been adversely affected by market liquidity issues, precluding any recent securitizations and prompting the company’s decision to move them to a held-to-maturity classification.
Net (losses) gains from principal investing. Principal investments consist of direct and indirect investments in predominantly privately held companies. Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($1.0 billion at June 30, 2008, $993 million at December 31, 2007, and $975 million at June 30, 2007). The net (losses) gains presented in Figure 13 derive from changes in fair values as well as the sales of principal investments.
Noninterest expense
Noninterest expense for the second quarter of 2008 was $781 million, compared to $815 million for the second quarter of 2007. For the first six months of the year, noninterest expense was $1.5 billion, representing a decrease of $86 million, or 5%, from the first six months of 2007.
As shown in Figure 17, personnel expense decreased by $7 million from the second quarter of 2007, due primarily to a reduction in costs associated with employee benefits. Nonpersonnel expense decreased by $27 million, due to a $42 million litigation charge (included in “miscellaneous expense”) recorded during the second quarter of 2007, offset in part by a $7 million increase in professional fees. See Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 29, for more information pertaining to the Honsador litigation charge.
For the year-to-date period, personnel expense decreased by $26 million. Approximately $13 million of the reduction was attributable to the sale of the McDonald Investments branch network. Nonpersonnel expense was down $60 million, due primarily to the litigation charge recorded during the second quarter of 2007. Additionally, nonpersonnel expense included a $29 million credit for losses on lending-related commitments in the current year, compared to a $2 million credit in the prior year. The sale of the McDonald Investments branch network reduced Key’s total nonpersonnel expense by approximately $17 million.
The decline in total noninterest expense was moderated by additional expenses recorded during the first half of 2008 as a result of the January 1, 2008, acquisition of U.S.B. Holding Co., Inc. and the October 1, 2007, acquisition of Tuition Management Systems, Inc.

Figure 17. Noninterest Expense

	Three months ended					Six months ended
	June 30,			Change		June 30,			Change
dollars in millions	2008	2007		Amount	Percent	2008	2007		Amount	Percent

Personnel	$404	$411		$(7)	(1.7)%	$813	$839		$(26)	(3.1)%
Net occupancy	62	59		3	5.1	128	122		6	4.9
Computer processing	43	49		(6)	(12.2)	90	100		(10)	(10.0)
Operating lease expense	55	55		—	—	113	107		6	5.6
Professional fees	33	26		7	26.9	56	52		4	7.7
Equipment	23	24		(1)	(4.2)	47	49		(2)	(4.1)
Marketing	21	20		1	5.0	35	39		(4)	(10.3)
Other expense:
Postage and delivery	12	11		1	9.1	23	23		—	—
Franchise and business taxes	8	8		—	—	16	17		(1)	(5.9)
Telecommunications	7	7		—	—	15	14		1	7.1
(Credit) provision for losses on lending-related commitments	(2)	6		(8)	N/M	(29)	(2)		(27)	N/M
Miscellaneous expense	115	139		(24)	(17.3)	206	239		(33)	(13.8)

Total other expense	140	171		(31)	(18.1)	231	291		(60)	(20.6)

Total noninterest expense	$781	$815		$(34)	(4.2)%	$1,513	$1,599		$(86)	(5.4)%

Average full-time equivalent employees	18,164	18,888	[a]	(724)	(3.8)%	18,295	19,342	[a]	(1,047)	(5.4)%

(a)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

N/M = Not meaningful
The following discussion explains the composition of certain elements of Key’s noninterest expense and the factors that caused those elements to change.
Personnel. As shown in Figure 18, personnel expense, the largest category of Key’s noninterest expense, decreased by $26 million, or 3%, from the first six months of 2007. This improvement was largely attributable to lower stock-based compensation, as well as decreases in costs associated with salaries and employee benefits stemming from a 5% reduction in the average number of full-time equivalent employees. The McDonald Investments branch network accounted for $4 million of Key’s personnel expense in the first half of 2008, compared to $17 million for the same period last year. More than half of the reduction resulting from the sale of the McDonald Investments branch network relates to incentive compensation.
Figure 18. Personnel Expense

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Salaries	$235	$236	$(1)	(.4)%	$474	$481	$(7)	(1.5)%
Incentive compensation	79	82	(3)	(3.7)	153	157	(4)	(2.5)
Employee benefits	65	73	(8)	(11.0)	141	155	(14)	(9.0)
Stock-based compensation	17	16	1	6.3	31	40	(9)	(22.5)
Severance	8	4	4	100.0	14	6	8	133.3

Total personnel expense	$404	$411	$(7)	(1.7)%	$813	$839	$(26)	(3.1)%

Computer processing. The decrease in computer processing costs for both the quarterly and year-to-date periods reflected a reduction in expenses attributable to the use of outside services.
Professional fees. The increase in professional fees for both the quarterly and year-to-date periods was due in part to additional costs recorded in connection with increased collection efforts on loans and product pricing.

Income taxes
The provision for income taxes from continuing operations was $611 million for the second quarter of 2008, compared to $130 million for the comparable period in 2007. For the first six months of 2008, the provision for income taxes was $715 million, compared to $277 million for the first six months of 2007. The significant increase in the tax provision reflects several developments related to Key’s tax treatment of certain leveraged lease financing transactions.
During the second quarter of 2008, Key received an adverse federal court decision on the company’s tax treatment of a Service Contract Lease transaction entered into by AWG Leasing Trust, in which Key is a partner. Although the Court decision applies only to the previously disclosed AWG Leasing Litigation, in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” Key was required to increase the amount of unrecognized tax benefits associated with all of the leases under challenge by the IRS by $2.15 billion. This amount has not been reduced by existing tax deposits of $200 million. The increase in unrecognized tax benefits associated with the contested leases necessitated a recalculation of Key’s lease income under FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” as well as an increase to Key’s tax reserves. These actions reduced Key’s second quarter 2008 after-tax earnings by $1.011 billion, or $2.43 per common share, including a $359 million reduction to lease income, a $177 million increase to the provision for income taxes and a $475 million charge to the tax provision for the interest cost associated with the contested tax liabilities.
During the first quarter of 2008, Key increased the amount of its unrecognized tax benefits associated with its LILO transactions by $46 million. This adjustment resulted from an updated assessment of Key’s tax position performed by management in accordance with the provisions of FASB Interpretation No. 48. The increase in unrecognized tax benefits associated with Key’s LILO transactions also necessitated a recalculation of Key’s lease income under FASB Staff Position No. 13-2 and an increase to Key’s tax reserves. These actions reduced Key’s first quarter 2008 after-tax earnings by $38 million, or $.10 per diluted common share, including a $3 million reduction to lease income, an $18 million increase to the provision for income taxes and a $17 million charge to the tax provision for the associated interest charges.
The effective tax rate represents the provision for income taxes from continuing operations as a percentage of income from continuing operations before income taxes. Excluding the lease financing charges recorded in the current year, the effective tax rate was 17.4% for the second quarter of 2008, compared to 27.8% for the second quarter of 2007. On an adjusted basis, the effective tax rates for the first six months of 2008 and 2007 were 33.9% and 28.5%, respectively.
On an adjusted basis, the effective tax rates for both the current and prior year are substantially below Key’s combined federal and state tax rate of 37.5%, primarily because Key generates income from investments in tax-advantaged assets such as corporate-owned life insurance, earns credits associated with investments in low-income housing projects and records tax deductions associated with dividends paid on Key common shares held in the 401(k) savings plan.
In the ordinary course of business, Key enters into certain types of lease financing transactions, including those discussed above, that result in tax deductions. The IRS has completed audits of Key’s income tax returns for a number of prior years and has disallowed the tax deductions taken in connection with these transactions. Key is contesting the IRS’ position and challenging the federal court decision in the AWG Leasing Litigation. Additional information related to the specific types of lease financing transactions involved, and the status of Key’s response to the IRS disallowance and federal court decision is included in Note 12 (“Income Taxes”), which begins on page 27.

Financial Condition
Loans and loans held for sale
At June 30, 2008, total loans outstanding were $75.9 billion, compared to $70.8 billion at December 31, 2007, and $66.7 billion at June 30, 2007. The increase in Key’s loan portfolio over the past twelve months was primarily attributable to growth in the commercial portfolio and the March 2008 transfer of $3.3 billion of education loans from held-for-sale status to the loan portfolio.
Commercial loan portfolio
Commercial loans outstanding increased by $5.3 billion, or 11%, from the year ago quarter, due largely to a higher volume of originations in the commercial mortgage portfolio, and the commercial, financial and agricultural portfolio. This growth reflected increased reliance by borrowers on commercial lines of credit in response to the challenging economic environment, as well as the January 1, 2008, acquisition of U.S.B. Holding Co., Inc., which added approximately $900 million to Key’s commercial loan portfolio. The overall growth in the commercial loan portfolio was geographically broad-based and spread among a number of industry sectors.
Commercial real estate loans. Commercial real estate loans for both owner- and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At June 30, 2008, Key’s commercial real estate portfolio included mortgage loans of $10.7 billion and construction loans of $7.8 billion. The average mortgage loan originated during the first half of 2008 was $2 million, and the largest mortgage loan at June 30, 2008, had a balance of $66 million. At June 30, 2008, the average construction loan commitment was $6 million. The largest construction loan commitment was $77 million, of which the entire amount was outstanding and on nonperforming status.
Key’s commercial real estate lending business is conducted through two primary sources: a 14-state banking franchise, and Real Estate Capital and Corporate Banking Services, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals exclusively with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 64% of Key’s average commercial real estate loans during the second quarter of 2008. Key’s commercial real estate business generally focuses on larger real estate developers and, as shown in Figure 19, is diversified by both industry type and geographic location of the underlying collateral.
Figure 19. Commercial Real Estate Loans

June 30, 2008	Geographic Region							Percent of
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Total	Total

Nonowner-occupied:
Residential properties	$432	$850	$100	$139	$290	$904	$2,715	14.6%
Retail properties	164	849	270	538	355	408	2,584	13.9
Multifamily properties	276	533	386	300	446	464	2,405	13.0
Office buildings	278	165	66	150	186	436	1,281	6.9
Land and development	148	193	220	36	149	131	877	4.7
Health facilities	193	124	30	176	114	243	880	4.7
Warehouses	94	195	13	155	61	207	725	3.9
Hotels/Motels	60	83	—	22	29	60	254	1.4
Manufacturing facilities	8	35	23	12	1	18	97	.5
Other	168	44	4	154	245	221	836	4.5

	1,821	3,071	1,112	1,682	1,876	3,092	12,654	68.1
Owner-occupied	1,237	187	94	2,049	517	1,848	5,932	31.9

Total	$3,058	$3,258	$1,206	$3,731	$2,393	$4,940	$18,586	100.0%

Nonowner-occupied:
Nonperforming loans	$35	$190	$2	$8	$14	$74	$323	N/M
Accruing loans past due 90 days or more	9	53	17	5	4	78	166	N/M
Accruing loans past due 30 through 89 days	55	43	1	5	10	43	157	N/M

Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Southwest –	Arizona, Nevada and New Mexico
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming

N/M = Not Meaningful

During the past twelve months, nonperforming loans related to Key’s nonowner-occupied properties rose by $295 million, due primarily to deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio. The majority of the increase in this segment came from loans outstanding in Florida and southern California. As previously reported, Key has undertaken a process to reduce its exposure in the residential properties segment of its construction loan portfolio through the planned sale of certain loans. In conjunction with these efforts, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status in June 2008. As of June 30, 2008, sales had closed on $44 million of these loans. With respect to the balance, Key is working with bidders to finalize sales terms and documentation, and management anticipates that sales of the majority of the remaining $340 million of loans, which are on nonperforming status, will close during the third quarter.
Commercial lease financing. Management believes Key has both the scale and array of products to compete in the specialty of equipment lease financing. Key conducts these financing arrangements through the Equipment Finance line of business. Commercial lease financing receivables represented 18% of commercial loans at June 30, 2008, compared to 21% at June 30, 2007.
Consumer loan portfolio
Consumer loans outstanding increased by $3.8 billion, or 21%, from one year ago. As stated previously, in March 2008, Key transferred $3.3 billion of education loans from held-for-sale status to the loan portfolio. The secondary markets for these loans have been adversely affected by market liquidity issues, prompting the company’s decision to move them to a held-to-maturity classification. Adjusting for this transfer, consumer loans were up $549 million, or 3%, from the year-ago quarter, due primarily to the January 1, 2008, acquisition of U.S.B. Holding Co., Inc.
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. A significant amount of this portfolio (90% at June 30, 2008) is derived primarily from the Regional Banking line of business within the Community Banking group; the remainder originated from the Consumer Finance line of business within the National Banking group. Management expects the level of the home equity portfolio to decrease in the future as a result of Key’s December 2007 decision to exit dealer-originated home improvement lending activities, which are largely out-of-footprint.
Figure 20 summarizes Key’s home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 20. Home Equity Loans

	2008		2007
dollars in millions	Second	First	Fourth	Third	Second

SOURCES OF PERIOD-END LOANS
Community Banking	$9,851	$9,678	$9,655	$9,674	$9,736
National Banking	1,153	1,220	1,262	1,230	1,143

Total	$11,004	$10,898	$10,917	$10,904	$10,879

Nonperforming loans at period end	$75	$74	$66	$61	$55
Net loan charge-offs for the period	19	15	12	8	6
Yield for the period [a]	5.99%	6.54%	7.02%	7.22%	7.22%

(a)	From continuing operations.
Loans held for sale
As shown in Note 6 (“Loans and Loans Held for Sale”), which begins on page 21, Key’s loans held for sale were $1.8 billion at June 30, 2008, compared to $4.7 billion at December 31, 2007, and $4.5 billion at June 30, 2007. The decrease was attributable to the transfer of the education loans from held-for-sale status to the loan portfolio and the sales of commercial real estate loans. Adjusting for the transfer, loans held for sale were up $571 million, or 13%, from the year-ago quarter due in part to the June 2008 transfer of commercial real estate loans from the loan portfolio to held-for-sale status.

At June 30, 2008, Key’s loans held for sale included $994 million of commercial mortgage loans. In the absence of quoted market prices, management uses valuation models to measure the fair value of these loans and adjusts the amount recorded on the balance sheet if fair value falls below recorded cost. The models are based on assumptions related to prepayment speeds, default rates, funding cost and discount rates. In light of the volatility in the financial markets, management has reviewed Key’s assumptions and determined they reflect current market conditions. As a result, no significant adjustments to the assumptions were required during the first half of 2008.
During the first six months of 2008, Key recorded net unrealized losses of $79 million and net realized gains of $3 million on its loans held for sale portfolio. Key records these transactions in “net gains (losses) from loan securitizations and sales” on the income statement. Key has not been significantly impacted by market volatility in the subprime mortgage lending industry because it sold the $2.5 billion subprime mortgage loan portfolio held by the Champion Mortgage finance business in November 2006.
Sales and securitizations
Key continues to utilize alternative funding sources like loan sales and securitizations to support its loan origination capabilities. In addition, certain acquisitions completed over the past several years have improved Key’s ability under favorable market conditions to originate and sell new loans, and to securitize and service loans generated by others, especially in the area of commercial real estate.
During the past twelve months, Key sold $3.0 billion of commercial real estate loans, $628 million of residential real estate loans, $320 million of commercial loans and leases, and $178 million of education loans. Most of these sales came from the held-for-sale portfolio. Due to unfavorable market conditions, Key did not proceed with an education loan securitization during 2007 and does not anticipate entering into any securitizations of this type during 2008.
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

Figure 21 summarizes Key’s loan sales (including securitizations) for the first six months of 2008 and all of 2007.
Figure 21. Loans Sold (Including Loans Held for Sale)

						Consumer
						Other —
		Commercial	Commercial	Residential	Home	National
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	Banking	Education	Total

2008

Second quarter	$19	$761	$38	$213	—	—	$38	$1,069
First quarter	14	204	29	170	—	—	72	489

Total	$33	$965	$67	$383	—	—	$110	$1,558

2007

Fourth quarter	$38	$965	$130	$118	—	—	$24	$1,275
Third quarter	17	1,059	35	127	—	—	44	1,282
Second quarter	36	1,079	98	118	—	—	118	1,449
First quarter	15	688	5	100	$233	$90	61	1,192

Total	$106	$3,791	$268	$463	$233	$90	$247	$5,198

Figure 22 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. The table includes loans that have been both securitized and sold, or simply sold outright.
Figure 22. Loans Administered or Serviced

	June 30,	March 31,	December 31,	September 30,	June 30,
in millions	2008	2008	2007	2007	2007

Commercial real estate loans [a]	$128,010	$130,645	$134,982	$134,510	$121,384
Education loans	4,474	4,592	4,722	4,984	5,118
Commercial lease financing	782	762	790	657	529
Commercial loans	225	227	229	228	242

Total	$133,491	$136,226	$140,723	$140,379	$127,273

(a)	Key acquired the servicing for commercial mortgage loan portfolios with an aggregate principal balance of $738 million for the second quarter 2008, $345 million for the first quarter 2008, $5.3 billion for the fourth quarter 2007, $21.1 billion for the third quarter 2007 and $6.4 billion for the second quarter 2007.
In the event of default by a borrower, Key is subject to recourse with respect to approximately $632 million of the $133.5 billion of loans administered or serviced at June 30, 2008. Additional information about this recourse arrangement is included in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 30.
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
Securities
At June 30, 2008, the securities portfolio totaled $8.3 billion, compared to $7.9 billion at December 31, 2007, and June 30, 2007. At each of these dates, almost the entire securities portfolio was securities available for sale, with the remainder consisting of held-to-maturity securities of less than $40 million.
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations (“CMOs”). A CMO is a debt security that is secured by a pool of mortgages or mortgage-backed securities. Key’s CMOs generate interest income and serve as collateral to support certain pledging agreements. At June 30, 2008, Key had $7.9 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $7.6 billion at December 31, 2007, and $7.4 billion at June 30, 2007.
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
As a result of the sale of CMOs, Key recorded a net realized loss of $49 million ($31 million after tax, or $.08 per diluted common share) during the first quarter of 2007. This net loss was previously recorded in “net unrealized losses on securities available for sale” in the “accumulated other comprehensive income (loss) component” of shareholders’ equity.
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
As shown in Figure 23, all of Key’s mortgage-backed securities are issued by government sponsored enterprises or the Government National Mortgage Association, and are traded in highly liquid secondary markets. For more than 99% of these securities, management employs an outside bond pricing service to determine the fair value at which they should be recorded on the balance sheet. In performing the valuations, the pricing service relies on models that consider security-specific details as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. Management uses a purchased pricing model, along with inputs similar to those described above, to value a small portion (less than $5 million) of Key’s mortgage-backed securities. Management must make additional assumptions beyond those relied upon by the pricing service for these aged securities. The valuations derived from the models are reviewed by management for reasonableness to ensure they are consistent with the values placed on similar securities traded in the secondary markets.
Figure 23. Mortgage-Backed Securities by Issuer

	June 30,	December 31,	June 30,
in millions	2008	2007	2007

Federal Home Loan Mortgage Corporation	$4,675	$4,566	$4,553
Federal National Mortgage Association	2,875	2,748	2,605
Government National Mortgage Association	384	256	268

Total	$7,934	$7,570	$7,426

For the first half of 2008, net gains from Key’s mortgage-backed securities totaled $33 million. These net gains include net unrealized gains of $32 million, caused by the decline in benchmark Treasury yields, offset in part by the widening of interest rate spreads on these securities. Key records the net unrealized gains in the “accumulated other comprehensive income (loss)” component of shareholders’ equity and records the net realized gains in “net securities (losses) gains” on the income statement.
Figure 24 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 19.
Figure 24. Securities Available for Sale

				Other
	U.S. Treasury,	States and	Collateralized	Mortgage-	Retained			Weighted -
	Agencies and	Political	Mortgage	Backed	Interests in	Other		Average
dollars in millions	Corporations	Subdivisions	Obligations [a]	Securities [a]	Securitizations [a]	Securities [b]	Total	Yield [c]

JUNE 30, 2008
Remaining maturity:
One year or less	$5	—	$4	$6	—	$12	$27	3.96%
After one through five years	6	$7	6,179	1,445	$77	66	7,780	5.07
After five through ten years	6	57	167	110	110	1	451	7.15
After ten years	1	27	—	23	—	3	54	5.84

Fair value	$18	$91	$6,350	$1,584	$187	$82	$8,312	—
Amortized cost	18	92	6,309	1,583	153	82	8,237	5.19%
Weighted-average yield [c]	3.86%	5.79%	4.89%	5.08%	18.17%	5.11%[d]	5.19%[d]	—
Weighted-average maturity	5.2 years	8.6 years	3.2 years	4.5 years	4.9 years	4.2 years	3.5 years	—

DECEMBER 31, 2007
Fair value	$19	$10	$6,167	$1,403	$185	$76	$7,860	—
Amortized cost	19	10	6,167	1,393	149	72	7,810	5.22%

JUNE 30, 2007
Fair value	$18	$13	$6,313	$1,113	$193	$169	$7,819	—
Amortized cost	18	13	6,421	1,133	146	150	7,881	5.24%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes securities of $78 million at June 30, 2008, that have no stated yield.
Held-to-maturity securities. Foreign bonds, preferred equity securities and securities issued by states and political subdivisions comprise Key’s held-to-maturity portfolio. Figure 25 shows the composition, yields and remaining maturities of these securities.

Figure 25. Held-to-Maturity Securities

	States and			Weighted -
	Political	Other		Average
dollars in millions	Subdivisions	Securities	Total	Yield [a]

JUNE 30, 2008
Remaining maturity:
One year or less	$5	$8	$13	6.82%
After one through five years	3	9	12	6.11

Amortized cost	$8	$17	$25	6.51%
Fair value	8	17	25	—
Weighted-average yield [a]	8.39%	4.93%[b]	6.51%[b]	—
Weighted-average maturity	1.4 years	1.6 years	1.5 years	—

DECEMBER 31, 2007
Amortized cost	$9	$19	$28	6.84%
Fair value	9	19	28	—

JUNE 30, 2007
Amortized cost	$17	$20	$37	7.15%
Fair value	17	20	37	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes securities of $8 million at June 30, 2008, that have no stated yield.
Other investments
Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represent 66% of other investments at June 30, 2008. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($1.0 billion at June 30, 2008, $993 million at December 31, 2007, and $975 million at June 30, 2007).
In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.
Most of Key’s other investments are not traded on a ready market. Management determines the fair value at which these investments should be recorded based on the nature of the specific investment, and all available information and relevant facts about the issuer’s performance. Management’s review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, management’s knowledge of the industry and other relevant factors. For the first six months of 2008, net losses from Key’s principal investing activities totaled $5 million, which included $76 million of net unrealized losses. Key records these net losses as “net (losses) gains from principal investing” on the income statement.
Deposits and other sources of funds
“Core deposits” — domestic deposits other than certificates of deposit of $100,000 or more — are Key’s primary source of funding. These deposits generally are stable, have a relatively low cost and typically react more slowly to changes in interest rates than market-based deposits. During the second quarter of 2008, core deposits averaged $52.3 billion, and represented 58% of the funds Key used to support loans and other earning assets, compared to $50.6 billion and 62% during the same quarter in 2007. The composition of Key’s deposits is shown in Figure 10, which spans pages 57 and 58.

The increase in average core deposits compared to the second quarter of 2007 was attributable to growth in Negotiable Order of Withdrawal (“NOW”) and money market deposits accounts, savings deposits and certificates of deposit, offset in part by a decline in noninterest-bearing deposits. The growth in and change in composition of core deposits were attributable to several factors.
♦	The January 1, 2008, acquisition of U.S.B. Holding Co., Inc. added approximately $1.7 billion to Key’s average core deposits for the current quarter. Adjusting for the acquisition of U.S.B. Holding Co., Inc., the level of average core deposits was essentially unchanged from the second quarter of 2007.

♦	The increase in NOW and money market deposits accounts and the decrease in noninterest-bearing deposits reflect actions taken by Key in November 2007 to reduce its deposit reserve requirement by converting approximately $3.4 billion of noninterest-bearing deposits to NOW and money market deposit accounts.

♦	Competition for deposits in the markets in which Key operates remains strong, and consumer preferences shifted more to certificates of deposit as a result of the declining interest rate environment.
Purchased funds, comprising large certificates of deposit, deposits in the foreign office and short-term borrowings, averaged $20.8 billion in the second quarter of 2008, compared to $16.4 billion during the year-ago quarter. The significant increase was attributable to growth in large certificate of deposits, foreign office deposits, and bank notes and other short-term borrowings. During the current year, Key has used purchased funds more heavily to accommodate borrowers’ increased reliance on commercial lines of credit in the volatile capital markets environment.
Capital
Shareholders’ equity. Total shareholders’ equity at June 30, 2008, was $8.7 billion, up $960 million from December 31, 2007. Factors contributing to the change in shareholders’ equity during the first six months of 2008 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.
During the second quarter of 2008, Key took several actions to further strengthen its capital position in light of charges recorded in connection with the adverse federal court decision in the AWG Leasing Litigation. KeyCorp issued $650 million, or 6.5 million shares, of noncumulative perpetual convertible preferred stock with a liquidation value of $100 per share, and $1.0 billion, or 85.1 million shares, of additional common stock. Further, Key’s Board of Directors announced its intention to reduce the dividend on Key’s common shares by 50% to an annualized dividend of $.75 per share, commencing with the dividend payable in the third quarter of 2008.
As part of the over allotment granted by KeyCorp to the underwriters in conjunction with the issuance of preferred stock and common shares, Key issued 7 million additional common shares and 75,000 additional shares of noncumulative perpetual convertible preferred stock on July 11, 2008. The proceeds received as a result of these issuances totaled approximately $90 million, and represented approximately 9 basis points of additional Tier 1 and total risk-based capital.
Common shares outstanding. Figure 26 shows activities that caused the change in Key’s outstanding common shares over the past five quarters.

Figure 26. Changes in Common Shares Outstanding

	2008		2007
in thousands	Second	First	Fourth	Third	Second

Shares outstanding at beginning of period	400,071	388,793	388,708	389,362	394,483
Common shares issued	85,106	—	—	—	—
Shares reissued to acquire U.S.B. Holding Co., Inc.	—	9,895	—	—	—
Shares reissued under employee benefit plans	485	1,383	85	1,346	879
Common shares repurchased	—	—	—	(2,000)	(6,000)

Shares outstanding at end of period	485,662	400,071	388,793	388,708	389,362

Key repurchases its common shares periodically in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The program does not have an expiration date. Key did not repurchase any shares during the first half of 2008 and management does not expect to initiate any corporate share repurchases during the remainder of the year. At June 30, 2008, 14.0 million shares were remaining for repurchase under Board authority.
At June 30, 2008, Key had 91.3 million treasury shares. Management expects to reissue those shares as needed in connection with stock-based compensation awards and for other corporate purposes. On January 1, 2008, Key reissued 9.9 million of its common shares in connection with the acquisition of U.S.B. Holding Co., Inc. Additionally, during the first half of 2008, Key reissued 1.9 million shares under employee benefit plans.
Capital availability. As a result of the recent market disruptions, the availability of capital (principally to financial services companies) has become significantly restricted. While some companies, such as Key, have been successful in raising additional capital, the cost of that capital has been substantially higher than the prevailing market rate prior to the volatility. Management cannot predict when or if the markets will return to more favorable conditions.
As discussed on page 72, during the second quarter of 2008 and subsequent month of July, Key raised additional capital of $1.74 billion through the issuance of both noncumulative perpetual convertible preferred stock and common shares. In addition, Key’s Board of Directors announced its intention to reduce the dividend on Key’s common shares commencing with the dividend payable in the third quarter of 2008. These actions were taken to further strengthen Key’s capital position in light of the adverse federal court decision in the AWG Leasing Litigation, and to position Key to respond to future business opportunities as they emerge.
Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Key’s ratio of total shareholders’ equity to total assets was 8.57% at June 30, 2008, compared to 7.89% at December 31, 2007, and 8.28% at June 30, 2007. Key’s ratio of tangible equity to tangible assets was 6.98% at June 30, 2008. Management believes Key’s capital position provides sufficient flexibility to take advantage of investment opportunities and to pay dividends.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 87 of Key’s 2007 Annual Report to Shareholders, explains the implications of failing to meet these specific capital requirements.
Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of June 30, 2008, Key’s Tier 1 capital ratio was 8.53%, and its total capital ratio was 12.41%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as KeyCorp has — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of June 30, 2008, Key had a leverage ratio of 9.34%.
Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KeyBank, qualified as “well capitalized” at June 30, 2008, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key also would qualify as “well capitalized” at June 30, 2008. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or KeyBank.
Figure 27 presents the details of Key’s regulatory capital position at June 30, 2008, December 31, 2007, and June 30, 2007.
Figure 27. Capital Components and Risk-Weighted Assets

	June 30,	December 31,	June 30,
dollars in millions	2008	2007	2007

TIER 1 CAPITAL
Common shareholders’ equity [a]	$8,627	$7,687	$7,923
Qualifying capital securities	2,582	1,857	1,792
Less: Goodwill	1,598	1,252	1,202
Other assets [b]	221	197	177

Total Tier 1 capital	9,390	8,095	8,336

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments [c]	1,385	1,280	995
Net unrealized gains on equity securities available for sale	—	2	8
Qualifying long-term debt	2,879	3,003	3,107

Total Tier 2 capital	4,264	4,285	4,110

Total risk-based capital	$13,654	$12,380	$12,446

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$85,600	$83,758	$78,971
Risk-weighted off-balance sheet exposure	25,510	25,676	24,455
Less: Goodwill	1,598	1,252	1,202
Other assets [b]	1,004	962	755
Plus: Market risk-equivalent assets	1,606	1,525	962

Gross risk-weighted assets	110,114	108,745	102,431
Less: Excess allowance for loan losses [c]	87	—	—

Net risk-weighted assets	$110,027	$108,745	$102,431

AVERAGE QUARTERLY TOTAL ASSETS	$103,128	$98,728	$93,413

CAPITAL RATIOS
Tier 1 risk-based capital ratio	8.53%	7.44%	8.14%
Total risk-based capital ratio	12.41	11.38	12.15
Leverage ratio [d]	9.34	8.39	9.11

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, or the amount resulting from the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of nonfinancial equity investments.

(c)	The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets less: (i) goodwill, (ii) the nonqualifying intangible assets described in footnote (b), (iii) deductible portions of nonfinancial equity investments, and (iv) net unrealized gains or losses on securities available for sale; plus assets derecognized as an offset to accumulated other comprehensive income resulting from the adoption and application of SFAS No. 158.

Risk Management
Overview
Like other financial services companies, Key engages in business activities with inherent risks. The ability to properly and effectively identify, measure, monitor and report such risks is essential to maintaining safety and soundness and to maximizing profitability. Management believes that the most significant risks facing Key are market risk, liquidity risk, credit risk and operational risk, and that these risks must be managed across the entire enterprise. Key continues to enhance its Enterprise Risk Management practices and program, and uses a risk adjusted capital framework to manage these risks. This framework is approved and managed by the Risk Capital Committee, which consists of senior finance, risk management and business executives. Each type of risk is defined and discussed in greater detail in the remainder of this section.
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

The amount of net interest income at risk is measured by simulating the change in the level of net interest income that would occur if the Federal Funds Target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion, but not as dramatically. Short-term interest rates were relatively low at June 30, 2008, and as a result management modified the standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 150 basis points over nine months and no change over the following three months. Management then compares the amount of net interest income at risk to the base case of an unchanged interest rate environment. The analysis also considers sensitivity to changes in a number of other variables, including other market interest rates and deposit mix. In addition, management assesses the potential effect of different shapes in the yield curve, including a sustained flat yield curve and an inverted slope yield curve. (The yield curve depicts the relationship between the yield on a particular type of security and its term to maturity.) Management also performs stress tests to measure the effect on net interest income of an immediate change in market interest rates, as well as changes in assumptions related to the pricing of deposits without contractual maturities, prepayments on loans and securities, and loan and deposit growth.
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
Figure 28 presents the results of the simulation analysis at June 30, 2008 and 2007. At June 30, 2008, Key’s simulated exposure to a change in short-term rates was modestly liability-sensitive and slightly higher than the comparable risk measure at June 30, 2007. ALCO policy guidelines for risk management call for corrective measures if simulation modeling demonstrates that a gradual increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. As shown in Figure 28, Key is operating within these guidelines.
Figure 28. Simulated Change in Net Interest Income

June 30, 2008

Basis point change assumption (short-term rates)	-150	+200
ALCO policy guidelines	-2.00%	-2.00%

Interest rate risk assessment	+1.30%	-.96%

June 30, 2007

Basis point change assumption (short-term rates)	-200	+200
ALCO policy guidelines	-2.00%	-2.00%

Interest rate risk assessment	+1.45%	-.32%

Throughout 2007, Key’s interest rate risk exposure gradually changed from relatively neutral to modestly liability-sensitive, with the potential to fluctuate between higher or lower levels of risk, depending on the assumed change in short-term interest rates and the accuracy of management’s assumptions related to product pricing and customer behavior. From September 2007 through April 2008, the Federal Reserve reduced the federal funds target rate by 325 basis points. Although the timing and magnitude of further interest rate reductions is uncertain, Key’s current positioning is consistent with its long-term bias to be modestly liability-sensitive, which will help protect net interest income in a declining interest rate environment. Key proactively evaluates the need to revise its interest rate risk profile as changes occur in business flows and the outlook for the economy.
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
Figure 29 shows all swap positions held by Key for asset/liability management (“A/LM”) purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed, pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps changes frequently with changes in balance sheet positions selected to be hedged, and with changes to broader asset/liability management objectives. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 14 (“Derivatives and Hedging Activities”), which begins on page 31.
Figure 29. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2008					June 30, 2007
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable — conventional A/LM [a]	$12,488	$162	1.6	4.3%	2.5%	$7,638	$(26)
Receive fixed/pay variable — conventional debt	6,119	125	20.0	5.6	3.1	5,163	(172)
Receive fixed/pay variable — forward starting	300	10	1.8	5.4	2.5	3,800	(35)
Pay fixed/receive variable — conventional debt	1,026	(18)	3.8	4.2	4.7	920	3
Foreign currency — conventional debt	2,659	135	2.5	5.2	2.9	3,073	215

Total portfolio swaps	$22,592	$414	6.8	4.8%	2.8%	$20,594	$(15)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
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
Key manages exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Risk Capital Committee. At June 30, 2008, the aggregate one-day trading limit set by the committee was $6.4 million. Key is operating within these constraints. During the first six months of 2008, Key’s aggregate daily average, minimum and maximum VAR amounts were $2.5 million, $1.7 million and $3.8 million, respectively. During the same period one year ago, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.1 million, $.7 million and $1.8 million, respectively.

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
Key relies on financing activities, such as increasing short-term or long-term borrowings, to provide the cash flow needed to support operating and investing activities if that need is not satisfied by deposit growth. Conversely, excess cash generated by operating, investing and deposit-gathering activities may be used to repay outstanding debt or repurchase shares. For example, during 2007, Key used short-term borrowings to pay down long-term debt, while the net increase in deposits funded the growth in portfolio loans and loans held for sale.
Key’s liquidity could be adversely affected by both direct and indirect circumstances. An example of a direct event would be a downgrade in Key’s public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of indirect events unrelated to Key that could have an effect on Key’s access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about Key or the banking industry in general may adversely affect the cost and availability of normal funding sources.
Management performs stress tests to determine the effect that a potential downgrade in Key’s debt ratings or other market disruptions could have on liquidity over various time periods. These debt ratings, which are presented in Figure 30 on page 81, have a direct impact on Key’s cost of funds and ability to raise funds under normal as well as adverse conditions. The results of the stress tests indicate that, following the occurrence of an adverse event, Key could continue to meet its financial obligations and to fund its operations for at least one year. The stress test scenarios include major disruptions to Key’s access to funding markets and consider the potential adverse effect on cash flows. To compensate for the effect of these assumed liquidity pressures, management considers alternative sources of liquidity over different time periods to project how fluctuations on the balance sheet would be managed. Key actively manages several alternatives for enhancing liquidity, including generating client deposits, securitizing or selling loans, extending the level or maturity of wholesale borrowings, purchasing deposits from other banks, and developing relationships with fixed income investors in a variety of markets. Management also measures Key’s capacity to borrow using various debt instruments and funding markets.
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
Key maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, eurodollars and commercial paper), and also has secured borrowing facilities established at the Federal Home Loan Bank of Cincinnati, the U.S. Treasury Department and the Federal Reserve Bank of Cleveland to facilitate short-term liquidity requirements.
The Consolidated Statements of Cash Flows on page 6 summarize Key’s sources and uses of cash by type of activity for the six-month periods ended June 30, 2008 and 2007.
Liquidity for KeyCorp (the “parent company” or “parent”)
The parent company has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.
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
The parent company has met its liquidity requirements principally through receiving regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year up to the date of dividend declaration. During the first six months of 2008, KeyBank did not pay any dividends to the parent, and nonbank subsidiaries paid the parent a total of $3 million in dividends. As of the close of business on June 30, 2008, KeyBank would not have been permitted to pay dividends to the parent without prior regulatory approval since the bank had a year-to-date net loss of $838 million. During the second quarter of 2008, the parent made a $500 million capital infusion to KeyBank in the form of cash.

The parent company generally maintains excess funds in interest-bearing deposits in an amount sufficient to meet projected debt maturities over the next twelve months. At June 30, 2008, the parent company held $2.7 billion in short-term investments, which management projected to be sufficient to meet debt repayment obligations over a period of approximately 63 months.
During the first quarter of 2008, the KeyCorp Capital X trust issued $740 million of capital securities. In addition to increasing Key’s Tier I capital, this transaction created additional liquidity for the parent company.
During the second quarter of 2008, the parent company issued $650 million of noncumulative perpetual convertible preferred stock and $1.0 billion of additional common stock in light of the charges recorded in connection with an adverse federal court decision in the AWG Leasing Litigation. In addition to strengthening the company’s capital position, this transaction provided additional liquidity for the parent company.
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
Bank note program. KeyBank’s bank note program provides for the issuance of up to $20.0 billion of notes. These notes may have original maturities from thirty days up to thirty years. KeyBank issued $555 million of notes under this program during the first six months of 2008. At June 30, 2008, $17.5 billion was available for future issuance.
Euro medium-term note program. Under Key’s euro medium-term note program, the parent company and KeyBank may issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KeyBank and $1.0 billion by the parent company). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars or foreign currencies. Key issued $26 million of notes under this program during the first six months of 2008. At June 30, 2008, $7.3 billion was available for future issuance.
KeyCorp shelf registration, including medium-term note program. In June 2008, the parent company filed an updated shelf registration statement with the Securities and Exchange Commission under revised rules that allow for the registration of various types of debt and equity securities without limitations on the aggregate amounts available for issuance. Following the closing of the capital raising transactions in June 2008 and the over allotment option in July 2008, KeyCorp’s Board had authority to issue up to $2.8 billion of additional debt and/or equity securities. On June 20, 2008, the parent company filed an updated prospectus, renewing its medium-term note program under which the company may issue notes with original maturities of nine months or more. The parent company issued $750 million of notes under this program during the first six months of 2008 prior to the June filings.
Commercial paper. The parent company has a commercial paper program that provides funding availability of up to $500 million. As of June 30, 2008, there were no borrowings outstanding under this program.
KeyBank has a separate commercial paper program at a Canadian subsidiary that provides funding availability of up to C$1.0 billion in Canadian currency. The borrowings under this program can be denominated in Canadian or U.S. dollars. As of June 30, 2008, borrowings outstanding under this commercial paper program totaled C$420 million in Canadian currency and $121 million in U.S. currency (equivalent to C$124 million in Canadian currency).

Key’s debt ratings are shown in Figure 30. Management believes that these debt ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to effect future offerings of securities that would be marketable to investors at a competitive cost. Current conditions in the capital markets are not normal and for regional banking institutions, such as Key, access to the capital markets for unsecured term debt continues to be severely restricted, with investors requiring historically wide spreads over “benchmark” U.S. Treasury obligations.
Figure 30. Debt Ratings

Enhanced
		Senior	Subordinated		Trust
	Short-Term	Long-Term	Long-Term	Capital	Preferred
June 30, 2008	Borrowings	Debt	Debt	Securities	Securities

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	A-2	A-	BBB+	BBB	BBB
Moody’s	P-1	A2	A3	A3	A3
Fitch	F1	A	A-	A-	A-
DBRS	R-1 (low)	A	A (low)	N/A	A (low)

KEYBANK

Standard & Poor’s	A-1	A	A-	N/A	N/A
Moody’s	P-1	A1	A2	N/A	N/A
Fitch	F1	A	A-	N/A	N/A
DBRS	R-1 (middle)	A (high)	A	N/A	N/A

KEY NOVA SCOTIA FUNDING COMPANY (“KNSF”)

DBRS [a]	R-1 (middle)	A (high)	N/A	N/A	N/A

(a)	Reflects the guarantee by KeyBank of KNSF’s issuance of Canadian commercial paper.

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
Key actively manages the overall loan portfolio in a manner consistent with asset quality objectives. This process entails the use of credit derivatives — primarily credit default swaps — to mitigate Key’s credit risk. Credit default swaps enable Key to transfer a portion of the credit risk associated with a particular extension of credit to a third party, and to manage portfolio concentration and correlation risks. At June 30, 2008, Key used credit default swaps with a notional amount of $1.3 billion to manage the credit risk associated with specific commercial lending obligations. Occasionally, Key will provide credit protection to other lenders through the sale of credit default swaps. These transactions may generate fee income and can diversify overall exposure to credit loss. At June 30, 2008, the notional amount of credit default swaps sold by Key was $203 million.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps added $6 million to Key’s operating results for the six-month period ended June 30, 2008.

Other actions used to manage the loan portfolio include loan securitizations, portfolio swaps, or bulk purchases and sales. The overarching goal is to continually manage the loan portfolio within a specified range of asset quality.
Selected asset quality statistics for Key for each of the past five quarters are presented in Figure 31. The factors that drive these statistics are discussed in the remainder of this section.
Figure 31. Selected Asset Quality Statistics

	2008		2007
dollars in millions	Second	First	Fourth	Third	Second

Net loan charge-offs	$524	$121	$119	$59	$53
Net loan charge-offs to average loans from continuing operations	2.75%	.67%	.67%	.35%	.32%
Nonperforming loans at period end	$814	$1,054	$687	$498	$276
Nonperforming loans to period-end portfolio loans	1.07%	1.38%	.97%	.72%	.41%
Nonperforming assets at period end	$1,210	$1,115	$764	$570	$378
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.59%	1.46%	1.08%	.83%	.57%
Allowance for loan losses	$1,421	$1,298	$1,200	$955	$945
Allowance for loan losses to period-end loans	1.87%	1.70%	1.69%	1.38%	1.42%
Allowance for loan losses to nonperforming loans	174.57	123.15	174.67	191.77	342.39

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
At June 30, 2008, the levels of watch assets and criticized assets were higher than they were a year earlier. Both watch and criticized levels increased in most of the commercial lines of business. The most significant increase occurred in the Real Estate Capital and Corporate Banking Services line of business, due principally to deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio.
Allowance for loan losses. The allowance for loan losses at June 30, 2008, was $1.421 billion, or 1.87% of loans, and included the impact of $32 million of allowance added in the January 1, 2008, acquisition of U.S.B. Holding Co., Inc. and an additional provision for loan losses recorded in connection with the March 2008 transfer of $3.3 billion of education loans from held-for-sale status to the loan portfolio. This compares to an allowance of $945 million, or 1.42%, at June 30, 2007. The allowance includes $166 million that was specifically allocated for impaired loans of $564 million at June 30, 2008, compared to $23 million that was allocated for impaired loans of $53 million one year ago. For more information about impaired loans, see Note 9 (“Nonperforming Assets and Past Due Loans”) on page 24. At June 30, 2008, the allowance for loan losses was 174.57% of nonperforming loans, compared to 342.39% at June 30, 2007.
Management estimates the appropriate level of the allowance for loan losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 67 of Key’s 2007 Annual Report to Shareholders. Briefly, management estimates the appropriate level of Key’s allowance for loan losses by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors, such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. If an impaired loan has an outstanding balance greater than $2.5 million, management conducts further analysis to determine the probable loss content, and assigns a specific allowance to the loan if deemed appropriate, considering the results of the analysis and other relevant factors. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if management remains uncertain about whether the loan will be repaid in full. The allowance for loan losses at June 30, 2008, represents management’s best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 32, Key’s allowance for loan losses increased by $476 million, or 50%, during the past twelve months. This increase was attributable primarily to deteriorating conditions in the commercial real estate portfolio, and in the commercial and financial portfolio within the Real Estate Capital and Corporate Banking Services line of business. Also contributing to the increase was the impact of the U.S.B. Holding Co., Inc. acquisition and the March 2008 transfer of education loans from held-for-sale status to the loan portfolio. During the second quarter of 2008, Key experienced further deterioration in the credit quality of those education loans associated with trade schools or non-Title IV institutions. Management expects losses related to these loans to remain elevated over the remainder of this year, but below the level of losses experienced in the second quarter.
Figure 32. Allocation of the Allowance for Loan Losses

	June 30, 2008			December 31, 2007			June 30, 2007
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$504	35.5%	34.2%	$392	32.6%	35.0%	$357	37.8%	32.7%
Real estate — commercial mortgage	244	17.2	14.2	206	17.2	13.6	169	17.9	13.0
Real estate — construction [a]	264	18.6	10.3	326	27.2	11.4	135	14.3	12.3
Commercial lease financing	137	9.6	12.7	125	10.4	14.4	127	13.4	15.2

Total commercial loans	1,149	80.9	71.4	1,049	87.4	74.4	788	83.4	73.2
Real estate — residential mortgage	5	.3	2.5	7	.6	2.3	12	1.3	2.4
Home equity:
Community Banking	40	2.8	13.0	53	4.4	13.6	58	6.1	14.6
National Banking	25	1.8	1.5	19	1.6	1.8	17	1.8	1.7

Total home equity loans	65	4.6	14.5	72	6.0	15.4	75	7.9	16.3
Consumer other — Community Banking	32	2.2	1.7	31	2.6	1.8	31	3.3	2.0
Consumer other — National Banking:
Marine	35	2.5	4.8	28	2.3	5.1	26	2.7	5.2
Education [b]	133	9.4	4.7	5	.4	.5	4	.4	.5
Other	2	.1	.4	8	.7	.5	9	1.0	.4

Total consumer other — National Banking	170	12.0	9.9	41	3.4	6.1	39	4.1	6.1

Total consumer loans	272	19.1	28.6	151	12.6	25.6	157	16.6	26.8

Total	$1,421	100.0%	100.0%	$1,200	100.0%	100.0%	$945	100.0%	100.0%

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	On March 31, 2008, Key transferred $3.3 billion of education loans from loans held for sale to the loan portfolio.
Key’s provision for loan losses from continuing operations was $647 million for the second quarter of 2008, compared to $53 million for the year-ago quarter. The increase in the provision was due primarily to a higher level of net loan charge-offs recorded in the commercial real estate portfolio. As previously reported, Key has undertaken a process to reduce its exposure in the residential properties segment of its construction loan portfolio through the planned sale of certain loans. In conjunction with these efforts, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status in June. As of June 30, 2008, sales had closed on $44 million of these loans. With respect to the balance, Key is working with bidders to finalize sales terms and documentation, and management anticipates that sales of the majority of the remaining $340 million of loans, which are on nonperforming status, will close during the third quarter. Key’s provision for loan losses for the second quarter of 2008 exceeded its net loan charge-offs by $123 million, as the company continued to build reserves.
Net loan charge-offs. Net loan charge-offs for the second quarter of 2008 were $524 million, or 2.75% of average loans from continuing operations. These results compare to net charge-offs of $53 million, or .32%, for the same period last year. Figure 33 shows the composition of Key’s loan charge-offs and recoveries by type of loan, while the trend in Key’s net loan charge-offs by loan type is presented in Figure 34.

As shown in Figure 34, the largest increases in net charge-offs compared to the second quarter of 2007 occurred in the commercial, financial and agricultural portfolio; the residential properties segment of the real estate construction portfolio and the consumer portfolio. The higher level of net charge-offs in the real estate construction portfolio reflects the actions taken to sell certain loans. More than half of the increase in net charge-offs in the consumer portfolio derived from approximately $780 million of education loans, predominantly loans associated with non-Title IV schools, which the company stopped underwriting in mid-2006.
Figure 33. Summary of Loan Loss Experience

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2008	2007	2008	2007

Average loans outstanding from continuing operations	$76,652	$66,315	$74,670	$65,994

Allowance for loan losses at beginning of period	$1,298	$944	$1,200	$944
Loans charged off:
Commercial, financial and agricultural	75	30	125	47

Real estate — commercial mortgage	15	5	19	11
Real estate — construction	340	2	365	3

Total commercial real estate loans [a,b]	355	7	384	14
Commercial lease financing	18	9	33	22

Total commercial loans	448	46	542	83
Real estate — residential mortgage	2	1	6	2
Home equity:
Community Banking	9	5	18	10
National Banking	11	3	18	6

Total home equity loans	20	8	36	16
Consumer other — Community Banking	11	8	20	15
Consumer other — National Banking:
Marine	16	6	35	14
Education	55	1	57	2
Other	2	2	6	4

Total consumer other — National Banking	73	9	98	20

Total consumer loans	106	26	160	53

Total loans	554	72	702	136

Recoveries:
Commercial, financial and agricultural	14	6	28	13

Real estate — commercial mortgage	—	1	—	4
Real estate — construction	1	—	1	—

Total commercial real estate loans [b]	1	1	1	4
Commercial lease financing	4	4	10	7

Total commercial loans	19	11	39	24
Real estate — residential mortgage	1	1	1	1
Home equity:
Community Banking	—	1	1	2
National Banking	1	1	1	1

Total home equity loans	1	2	2	3
Consumer other — Community Banking	1	1	3	3
Consumer other — National Banking:
Marine	6	3	9	6
Education	1	1	1	1
Other	1	—	2	1

Total consumer other — National Banking	8	4	12	8

Total consumer loans	11	8	18	15

Total loans	30	19	57	39

Net loans charged off	(524)	(53)	(645)	(97)
Provision for loan losses from continuing operations	647	53	834	97
Allowance related to loans acquired, net	—	—	32	—
Foreign currency translation adjustment	—	1	—	1

Allowance for loan losses at end of period	$1,421	$945	$1,421	$945

Net loan charge-offs to average loans from continuing operations	2.75%	.32%	1.74%	.30%
Allowance for loan losses to period-end loans	1.87	1.42	1.87	1.42
Allowance for loan losses to nonperforming loans	174.57	342.39	174.57	342.39

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	See Figure 19 and the accompanying discussion on pages 65 and 66 for more information related to Key’s commercial real estate portfolio.

Figure 34. Net Loan Charge-offs

	2008			2007
dollars in millions	Second		First	Fourth	Third	Second

Commercial, financial and agricultural	$61		$36	$35	$22	$24
Real estate — commercial mortgage	15		4	1	2	4
Real estate — construction	339	[a]	25	44	6	2
Commercial lease financing	14		9	6	8	5
Total consumer loans	95		47	33	21	18

Total net loan charge-offs	$524		$121	$119	$59	$53

Net loan charge-offs to average loans from continuing operations	2.75%		.67%	.67%	.35%	.32%

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.
Management expects Key’s quarterly net loan charge-offs to be below the second quarter level during the remainder of the year; however, net loan charge-offs are expected to remain at elevated levels. Additionally, management expects net loan charge-offs to be in the range of 1.20% to 1.60% of average loans for the second half of 2008.
Nonperforming assets. Figure 35 shows the composition of Key’s nonperforming assets. These assets totaled $1.210 billion at June 30, 2008, and represented 1.59% of portfolio loans, other real estate owned and other nonperforming assets, compared to $764 million, or 1.08%, at December 31, 2007, and $378 million, or .57%, at June 30, 2007.
As shown in Figure 35, the growth in nonperforming assets over the past twelve months was attributable to a higher level of nonperforming loans caused largely by deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio. The majority of the increase in this segment relates to loans outstanding in Florida and southern California. Also contributing to the rise in nonperforming assets was an increase in the level of commercial loans (principally to businesses tied to residential construction) on nonaccrual status.
The decrease in nonperforming loans and the increase in nonperforming assets during the second quarter of 2008 were due primarily to the transfer of commercial real estate construction loans to held-for-sale status.
At June 30, 2008, Key’s 20 largest nonperforming loans totaled $372 million, representing 46% of total loans on nonperforming status. The level of Key’s delinquent loans rose over the past twelve months, reflecting the deterioration in the housing market.

Figure 35. Summary of Nonperforming Assets and Past Due Loans

	June 30,		March 31,	December 31,	September 30,	June 30,
dollars in millions	2008		2008	2007	2007	2007

Commercial, financial and agricultural	$259		$147	$84	$94	$83

Real estate — commercial mortgage	107		113	41	41	41
Real estate — construction	256		610	415	228	23

Total commercial real estate loans [a]	363	[b]	723	456	269	64
Commercial lease financing	57		38	28	30	34

Total commercial loans	679		908	568	393	181
Real estate — residential mortgage	32		34	28	29	27
Home equity:
Community Banking	61		60	54	50	46
National Banking	14		14	12	11	9

Total home equity loans	75		74	66	61	55
Consumer other — Community Banking	2		2	2	2	2
Consumer other — National Banking:
Marine	20		20	20	12	10
Education	4		15	2	—	—
Other	2		1	1	1	1

Total consumer other — National Banking	26		36	23	13	11

Total consumer loans	135		146	119	105	95

Total nonperforming loans	814		1,054	687	498	276

Nonperforming loans held for sale	342	[b]	9	25	6	4

OREO	26		29	21	21	27
Allowance for OREO losses	(2)		(2)	(2)	(1)	(2)

OREO, net of allowance	24		27	19	20	25

Other nonperforming assets [c]	30		25	33	46	73

Total nonperforming assets	$1,210		$1,115	$764	$570	$378

Accruing loans past due 90 days or more	$367		$283	$231	$190	$181
Accruing loans past due 30 through 89 days	852		1,169	843	717	623

Nonperforming loans to period-end portfolio loans	1.07%		1.38%	.97%	.72%	.41%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.59		1.46	1.08	.83	.57

(a)	See Figure 19 and the accompanying discussion on pages 65 and 66 for more information related to Key’s commercial real estate portfolio.

(b)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(c)	Primarily investments held by the Private Equity unit within Key’s Real Estate Capital and Corporate Banking Services line of business.
Figure 36 shows credit exposure by industry classification in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans.” The types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are summarized in Figure 37.

Figure 36. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
June 30, 2008	Total	Loans		% of Loans
dollars in millions	Commitments [a]	Outstanding	Amount	Outstanding

Industry classification:
Services	$11,404	$4,032	$9	.2%
Manufacturing	10,210	4,099	45	1.1
Retail trade	6,891	3,896	4	.1
Public utilities	4,791	1,068	1	.1
Financial services	4,497	1,428	1	.1
Wholesale trade	3,811	1,793	7	.4
Property management	3,256	1,731	59	3.4
Insurance	2,465	353	—	—
Building contractors	2,235	1,011	57	5.6
Transportation	1,971	1,473	34	2.3
Public administration	1,066	439	—	—
Mining	1,034	474	—	—
Agriculture/forestry/fishing	883	527	1	.2
Communications	826	352	7	2.0
Individuals	30	12	—	—
Other	3,769	3,241	34	1.0

Total	$59,139	$25,929	$259	1.0%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 37. Summary of Changes in Nonperforming Loans

	2008		2007
in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$1,054	$687	$498	$276	$254
Loans placed on nonaccrual status	789	566	378	337	130
Charge-offs	(547)	(144)	(147)	(81)	(72)
Loans sold	(48)	—	(13)	(6)	(7)
Payments	(86)	(32)	(17)	(13)	(21)
Transfers to OREO	—	(10)	(5)	(12)	—
Transfer to nonperforming loans held-for-sale	(342)	(8)	—	—	—
Loans returned to accrual status	(6)	(5)	(7)	(3)	(8)

Balance at end of period	$814	$1,054	$687	$498	$276

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
Management continuously strives to strengthen Key’s system of internal controls to ensure compliance with laws, rules and regulations, and to improve the oversight of Key’s operational risk. For example, a loss-event database is used to track the amounts and sources of operational losses. This tracking mechanism helps to identify weaknesses and to highlight the need to take corrective action. Management also relies upon sophisticated software programs designed to assist in monitoring Key’s control processes. This technology has enhanced the reporting of the effectiveness of Key’s controls to senior management and the Board of Directors.

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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The information presented in the Market Risk Management section, which begins on page 75 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in the Legal Proceedings section of Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 29 of the Notes to Consolidated Financial Statements, and in the Lease Financing Transactions section of Note 12 (“Income Taxes”), which begins on page 27 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The discussion related to Key’s common share repurchase activities in the section entitled “Capital,” which begins on page 72 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
At the 2008 Annual Meeting of Shareholders of KeyCorp held on May 15, 2008, the shareholders elected four directors to serve for three-year terms expiring in 2011, amended the Code of Regulations to require the annual election of all directors, and ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent auditors of KeyCorp for the year ending December 31, 2008. Director nominees for terms expiring in 2011 were: Edward P. Campbell, H. James Dallas, Lauralee E. Martin and Bill R. Sanford. Directors whose terms in office as directors continued after the Annual Meeting of Shareholders were: Ralph Alvarez, William G. Bares, Carol A. Cartwright, Alexander M. Cutler, Eduardo R. Menascé, Henry L. Meyer III, Thomas C. Stevens and Peter G. Ten Eyck, II.

The vote on each issue was as follows:

	For	Against	Abstain

Election of Directors

Edward P. Campbell	335,623,289	*	13,398,584
H. James Dallas	336,143,129	*	12,878,744
Lauralee E. Martin	336,064,327	*	12,957,546
Bill R. Sanford	336,023,886	*	12,997,987

Amendment to the Code of Regulations to require the annual election of all Directors	338,542,761	4,258,055	6,221,057

Ratification of the Appointment of Ernst & Young LLP as Independent Auditors of KeyCorp for Fiscal Year 2008.	340,860,515	3,714,800	4,446,558

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.
Item 5. Other Information
Thomas W. Bunn’s Retirement
As KeyCorp previously reported on Form 8-K filed on July 10, 2008, Thomas W. Bunn, Vice Chair for KeyCorp’s National Banking group and Senior Executive Vice President of KeyBank National Association, has announced his intention to retire from KeyCorp (the “Company”). Pursuant to a letter agreement executed on August 6, 2008 (the “Letter Agreement”), Mr. Bunn has agreed to continue to serve in his present capacity through November 30, 2008, at his current base salary. For his continued services, the Company has agreed to provide a retention bonus of $1,450,000 to Mr. Bunn payable on December 15, 2008. Mr. Bunn has also agreed to provide transition services to the Company through February 28, 2009. During this period, Mr. Bunn will be paid one-half of his normal salary for such services, as well as a single lump sum cash bonus of $767,400 payable at the conclusion of this period.
In addition, Mr. Bunn has agreed to not engage in any Competitive Activity (as defined in the Letter Agreement), to solicit any KeyCorp customer, or hire any KeyCorp employee on his own behalf or on behalf of anyone else following his retirement and for an agreed-upon period. Under the Letter Agreement, restricted stock and cash performance awards given to Mr. Bunn will continue to vest or forfeit according to the terms of the plans under which they were issued. Mr. Bunn will also retain the ability to exercise vested stock options for three years from his retirement date in conformity with plan provisions. As of February 28, 2009, Mr. Bunn will forfeit all right, title and interest in his Change of Control Agreement dated December 17, 2007.
The Letter Agreement is attached as Exhibit 10 to this Form 10-Q and incorporated herein by reference.

Housing and Economic Recovery Act of 2008
On July 30, 2008, the President signed into law the “Housing and Economic Recovery Act of 2008.” This Act is intended to respond to the mortgage crisis that has impaired the U.S. economy over the past year by mandating a number of reforms. Among its many provisions, the Act:

♦	provides mortgage refinancing assistance and expands Federal Housing Administration’s guarantees of mortgages and funding for financial counseling for borrowers;

♦	strengthens the regulation of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (the “GSEs”) by establishing a new regulator with enhanced authority;

♦	raises the GSE loan limits for mortgages on single family homes;

♦	creates an affordable housing trust fund financed by the GSEs to fund the construction, maintenance and preservation of affordable rental housing for low-income individuals and families;

♦	requires the Federal Reserve and Treasury to consult with the new GSE regulator on issues concerning the safety and soundness of the GSEs;

♦	provides $4 billion in emergency assistance to communities hardest hit by the foreclosure and subprime crisis to purchase or rehabilitate homes in order to stabilize neighborhoods;

♦	establishes a nationwide loan originator licensing and registration system to set minimum licensing standards to improve the oversight of mortgage brokers and bank loan officers, and requires enhanced loan disclosure documents;

♦	increases lending opportunities in high-cost housing areas for veterans and those with disabilities;

♦	provides tax credits and other benefits to spur home buying and improve access to low-income housing; and

♦	increases the U.S. debt limit by $800 billion to $10.6 trillion.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of KeyCorp.

3.2	Amended and Restated Code of Regulations of KeyCorp.

10	Letter Agreement for Mr. Thomas W. Bunn.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

KEYCORP
(Registrant)
Date: August 8, 2008	/s/ Robert L. Morris
By: Robert L. Morris
Chief Accounting Officer