Form 10-Q
period 2008-09-30
KEYCORP /NEW/
filed 2008-11-07
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	495,007,818 Shares

(Title of class)	(Outstanding at October 31, 2008)

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
dollars in millions	2008	2007	2007
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,937	$1,814	$2,016
Short-term investments	653	516	528
Trading account assets	1,449	1,056	1,060
Securities available for sale	8,391	7,860	7,915
Held-to-maturity securities (fair value: $28, $28 and $36)	28	28	36
Other investments	1,556	1,538	1,509
Loans, net of unearned income of $2,497, $2,202 and $2,227	76,705	70,823	68,999
Less: Allowance for loan losses	1,554	1,200	955

Net loans	75,151	69,623	68,044
Loans held for sale	1,475	4,736	4,791
Premises and equipment	801	681	631
Operating lease assets	1,030	1,128	1,135
Goodwill	1,595	1,252	1,202
Other intangible assets	135	123	105
Corporate-owned life insurance	2,940	2,872	2,845
Derivative assets	951	879	539
Accrued income and other assets	3,198	4,122	3,781

Total assets	$101,290	$98,228	$96,137

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$25,789	$27,635	$24,198
Savings deposits	1,731	1,513	1,544
Certificates of deposit ($100,000 or more)	10,316	6,982	6,672
Other time deposits	13,929	11,615	11,403

Total interest-bearing	51,765	47,745	43,817
Noninterest-bearing	11,122	11,028	14,003
Deposits in foreign office — interest-bearing	1,791	4,326	5,894

Total deposits	64,678	63,099	63,714
Federal funds purchased and securities sold under repurchase agreements	1,799	3,927	5,398
Bank notes and other short-term borrowings	5,352	5,861	2,429
Derivative liabilities	589	252	218
Accrued expense and other liabilities	4,624	5,386	5,009
Long-term debt	15,597	11,957	11,549

Total liabilities	92,639	90,482	88,317

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares: 7.750% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 6,575,000 shares	658	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 584,061,120, 491,888,780 and 491,888,780 shares	584	492	492
Capital surplus	2,552	1,623	1,617
Retained earnings	7,320	8,522	8,788
Treasury stock, at cost (89,295,628, 103,095,907 and 103,180,446 shares)	(2,616)	(3,021)	(3,023)
Accumulated other comprehensive income (loss)	153	130	(54)

Total shareholders’ equity	8,651	7,746	7,820

Total liabilities and shareholders’ equity	$101,290	$98,228	$96,137

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions, except per share amounts	2008	2007	2008	2007

INTEREST INCOME
Loans	$1,066	$1,209	$2,906	$3,546
Loans held for sale	21	91	128	248
Securities available for sale	110	106	330	312
Held-to-maturity securities	1	—	2	1
Trading account assets	16	11	39	26
Short-term investments	6	5	23	24
Other investments	12	12	38	40

Total interest income	1,232	1,434	3,466	4,197

INTEREST EXPENSE
Deposits	347	482	1,122	1,362
Federal funds purchased and securities sold under repurchase agreements	10	55	53	163
Bank notes and other short-term borrowings	34	30	100	59
Long-term debt	142	173	421	554

Total interest expense	533	740	1,696	2,138

NET INTEREST INCOME	699	694	1,770	2,059
Provision for loan losses	407	69	1,241	166

Net interest income after provision for loan losses	292	625	529	1,893

NONINTEREST INCOME
Trust and investment services income	133	119	400	359
Service charges on deposit accounts	94	88	275	247
Investment banking and capital markets (loss) income	(31)	9	57	105
Operating lease income	69	70	206	200
Letter of credit and loan fees	53	51	141	134
Corporate-owned life insurance income	28	27	84	84
Electronic banking fees	27	25	78	74
Net losses from loan securitizations and sales	(30)	(53)	(98)	(11)
Net securities gains (losses)	1	4	3	(41)
Net (losses) gains from principal investing	(24)	9	(29)	128
Gain from redemption of Visa Inc. shares	—	—	165	—
Gain from sale of McDonald Investments branch network	—	—	—	171
Other income	68	89	189	291

Total noninterest income	388	438	1,471	1,741

NONINTEREST EXPENSE
Personnel	381	383	1,194	1,222
Net occupancy	65	60	193	182
Computer processing	46	49	136	149
Operating lease expense	56	58	169	165
Professional fees	35	27	91	79
Equipment	23	22	70	71
Marketing	27	21	62	60
Other expense	129	133	360	424

Total noninterest expense	762	753	2,275	2,352

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(82)	310	(275)	1,282
Income taxes	(46)	86	669	363

(LOSS) INCOME FROM CONTINUING OPERATIONS	(36)	224	(944)	919
Loss from discontinued operations, net of taxes of ($8) and ($15), respectively (see Note 3)	—	(14)	—	(25)

NET (LOSS) INCOME	$(36)	$210	$(944)	$894

Net (loss) income applicable to common shares	$(48)	$210	$(956)	$894

Per common share:
(Loss) income from continuing operations	$(.10)	$.58	$(2.19)	$2.34
Net (loss) income	(.10)	.54	(2.19)	2.28
Per common share — assuming dilution:
(Loss) income from continuing operations	$(.10)	$.57	$(2.19)	$2.31
Net (loss) income	(.10)	.54	(2.19)	2.25
Cash dividends declared per common share	$.1875	$.365	$.9375	$1.095
Weighted-average common shares outstanding (000)	491,179	389,319	435,846	393,048
Weighted-average common shares and potential common shares outstanding (000)	491,179	393,164	435,846	397,816

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

								Accumulated
							Treasury	Other
	Preferred Stock	Common Shares	Preferred	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Outstanding (000)	Stock	Shares	Surplus	Earnings	at Cost	Income (Loss)	Income (Loss)

BALANCE AT DECEMBER 31, 2006	—	399,153	—	$492	$1,602	$8,377	$(2,584)	$(184)
Cumulative effect of adopting FSP 13-2, net of income taxes of ($2)						(52)
Cumulative effect of adopting FIN 48, net of income taxes of ($1)						(1)

BALANCE AT JANUARY 1, 2007						8,324
Net income						894			$894
Other comprehensive income:
Net unrealized gains on securities available for sale, net of income taxes of $31 [a]								50	50
Net unrealized gains on derivative financial instruments, net of income taxes of $25								42	42
Foreign currency translation adjustments								23	23
Net pension and postretirement benefit costs, net of income taxes								15	15

Total comprehensive income									$1,024

Deferred compensation					12	(3)
Cash dividends declared on common shares ($1.095 per share)						(427)
Common shares reissued for stock options and other employee benefit plans		5,555			3		156
Common shares repurchased		(16,000)					(595)

BALANCE AT SEPTEMBER 30, 2007	—	388,708	—	$492	$1,617	$8,788	$(3,023)	$(54)

BALANCE AT DECEMBER 31, 2007	—	388,793	—	$492	$1,623	$8,522	$(3,021)	$130
Net loss						(944)			$(944)
Other comprehensive loss:
Net unrealized gains on securities available for sale, net of income taxes of $40 [a]								64	64
Net unrealized losses on derivative financial instruments, net of income taxes of $(3)								(24)	(24)
Net unrealized losses on common investments held in employee welfare benefits trust, net of income taxes								(1)	(1)
Foreign currency translation adjustments								(22)	(22)
Net pension and postretirement benefit costs, net of income taxes								6	6

Total comprehensive loss									$(921)

Deferred compensation					6	(3)
Cash dividends declared on common shares ($.5625 per share)						(243)
Cash dividends declared on preferred shares ($1.873 per share)						(12)
Preferred stock issued	6,575		$658		(20)
Common shares issued		92,172		92	967
Common shares reissued:
Acquisition of U.S.B. Holding Co., Inc.		9,895			58		290
Stock options and other employee benefit plans		3,905			(82)		115

BALANCE AT SEPTEMBER 30, 2008	6,575	494,765	$658	$584	$2,552	$7,320	$(2,616)	$153

(a)	Net of reclassification adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
in millions	2008	2007

OPERATING ACTIVITIES
Net (loss) income	$(944)	$894
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for loan losses	1,241	166
Depreciation and amortization expense	327	316
Write-off of goodwill	4	—
Honsador litigation reserve	(23)	42
Net securities (gains) losses	(3)	41
Liability to Visa	(64)	—
Gain from redemption of Visa Inc. shares	(165)	—
Gain from sale of McDonald Investments branch network	—	(171)
Gain related to MasterCard Incorporated shares	—	(67)
Gain from settlement of automobile residual value insurance litigation	—	(26)
Net losses (gains) from principal investing	29	(128)
Net losses from loan securitizations and sales	98	11
Loss from sale of discontinued operations	—	2
Proceeds from settlement of automobile residual value insurance litigation	—	279
Deferred income taxes	(245)	(53)
Net decrease (increase) in loans held for sale from continuing operations	378	(1,154)
Net increase in trading account assets	(393)	(148)
Other operating activities, net	504	(603)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	744	(599)
INVESTING ACTIVITIES
Proceeds from redemption of Visa Inc. shares	165	—
Proceeds from sale of McDonald Investments branch network, net of retention payments	—	199
Proceeds from sale of MasterCard Incorporated shares	—	67
Cash used in acquisitions, net of cash acquired	(184)	—
Net increase in short-term investments	(70)	(168)
Purchases of securities available for sale	(1,191)	(4,333)
Proceeds from sales of securities available for sale	877	2,506
Proceeds from prepayments and maturities of securities available for sale	1,124	1,788
Purchases of held-to-maturity securities	(6)	—
Proceeds from prepayments and maturities of held-to-maturity securities	6	5
Purchases of other investments	(391)	(500)
Proceeds from sales of other investments	148	275
Proceeds from prepayments and maturities of other investments	124	138
Net increase in loans, excluding acquisitions, sales and transfers	(2,798)	(3,723)
Purchases of loans	(18)	(61)
Proceeds from loan securitizations and sales	280	306
Purchases of premises and equipment	(114)	(123)
Proceeds from sales of premises and equipment	8	9
Proceeds from sales of other real estate owned	16	61

NET CASH USED IN INVESTING ACTIVITIES	(2,024)	(3,554)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(227)	4,594
Net (decrease) increase in short-term borrowings	(3,427)	3,306
Net proceeds from issuance of long-term debt	4,957	393
Payments on long-term debt	(1,189)	(3,490)
Purchases of treasury shares	—	(595)
Net proceeds from issuance of common shares and preferred stock	1,688	—
Net proceeds from reissuance of common shares	6	111
Tax benefits (under) over recognized compensation cost for stock-based awards	(2)	13
Cash dividends paid	(403)	(427)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,403	3,905

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	123	(248)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,814	2,264

CASH AND DUE FROM BANKS AT END OF PERIOD	$1,937	$2,016

Additional disclosures relative to cash flows:
Interest paid	$1,683	$2,211
Income taxes paid	329	276
Noncash items:
Assets acquired	$2,810	—
Liabilities assumed	2,648	—
Loans transferred to portfolio from held for sale	3,342	—
Loans transferred to held for sale from portfolio	459	—
Loans transferred to other real estate owned	67	$31

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
Management uses the equity method to account for unconsolidated investments in voting rights entities or VIEs in which Key has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not a controlling interest). Unconsolidated investments in voting rights entities or VIEs in which Key has a voting or economic interest of less than 20% generally are carried at cost. Investments held by KeyCorp’s registered broker-dealer and investment company subsidiaries (primarily principal investments) are carried at fair value.
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
Key’s results for the first nine months of 2008 were adversely affected by after-tax charges of $1.011 billion recorded during the second quarter as a result of a previously announced adverse federal court decision on the tax treatment of a Service Contract Lease transaction, and a substantial increase to the provision for loan losses. Additionally, 2008 results have been adversely affected by severe market disruptions that continued through the third quarter. As a result of these factors, management tested Key’s goodwill for impairment as of June 30, 2008, and determined that no impairment existed at that date. Based on a September 30, 2008, review of the fair value of Key’s reporting units, management determined that no further impairment testing was required as of that date. As in prior years, management will perform Key’s annual impairment testing of goodwill as of October 1, 2008.
Derivatives
Effective January 1, 2008, Key adopted the accounting guidance in FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation 39,” and as a result, also adopted the provisions of Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” As a result of adopting this guidance, Key changed its accounting policy pertaining to the recognition of derivative assets and liabilities to take into account the impact of master netting agreements that allow Key to settle all derivative contracts held with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Additional information regarding Key’s adoption of this accounting guidance is provided in Note 14 (“Derivatives and Hedging Activities”), which begins on page 32, and under the heading “Accounting Pronouncements Adopted in 2008” on page 9 of this note.
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
When measuring the fair value of a liability, Key assumes that the nonperformance risk associated with the liability is the same before and after the transfer. Nonperformance risk is the risk that an obligation will not be satisfied and encompasses not only Key’s own credit risk (i.e., the risk that Key will fail to meet its obligation), but also other risks such as settlement risk. Key considers the effect of its own credit risk on the fair value for any period in which fair value is measured.

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
Additional information regarding fair value measurements and Key’s adoption of SFAS No. 157 is provided in Note 15 (“Fair Value Measurements”), which begins on page 35, and under the heading “Accounting Pronouncements Adopted in 2008” below.
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
Determining the fair value of a financial asset when the market for that asset is not active. In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This accounting guidance clarifies the application of SFAS No. 157 in determining the fair value of a financial asset when the market for that financial asset is not active. This Staff Position is effective upon issuance, and also applies to prior periods for which financial statements have not been issued. Therefore, it is effective for Key for the three months ended September 30, 2008. The adoption of this accounting guidance did not have a material effect on Key’s financial condition or results of operations.
Accounting Pronouncements Pending Adoption at September 30, 2008
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
Disclosures about derivative instruments and hedging activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 will be effective for fiscal years beginning after November 15, 2008 (January 1, 2009, for Key).
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
Hierarchy of generally accepted accounting principles. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This guidance identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Adoption of this accounting guidance is not expected to have a material effect on Key’s financial condition or results of operations.
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

Disclosures about credit derivatives and certain guarantees. In September 2008, the FASB issued Staff Position No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This Staff Position amends SFAS No. 133 to require additional disclosure about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives, including freestanding derivatives and derivatives embedded in hybrid instruments. This accounting guidance also amends Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” to require additional disclosure about the status of the payment/performance risk of guarantees. This Staff Position is effective for fiscal years ending after November 15, 2008 (December 31, 2008, for Key).
2. Earnings Per Common Share
Key’s basic and diluted earnings per common share are calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions, except per share amounts	2008	2007	2008	2007

EARNINGS
(Loss) income from continuing operations	$(36)	$224	$(944)	$919
Loss from discontinued operations, net of taxes	—	(14)	—	(25)

Net (loss) income	$(36)	$210	$(944)	$894

Net (loss) income applicable to common shares	$(48)	$210	$(956)	$894

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	491,179	389,319	435,846	393,048
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	—	3,845	—	4,768

Weighted-average common shares and potential common shares outstanding (000)	491,179	393,164	435,846	397,816

EARNINGS PER COMMON SHARE
(Loss) income from continuing operations	$(.10)	$.58	$(2.19)	$2.34
Loss from discontinued operations	—	(.03)	—	(.06)
Net (loss) income	(.10)	.54	(2.19)	2.28

(Loss) income from continuing operations — assuming dilution	$(.10)	$.57	$(2.19)	$2.31
Loss from discontinued operations — assuming dilution	—	(.03)	—	(.06)
Net (loss) income — assuming dilution	(.10)	.54	(2.19)	2.25

3. Acquisitions and Divestitures
Acquisitions and divestitures completed by Key during 2007 and the first nine months of 2008 are summarized below.
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
Key has applied discontinued operations accounting to the Champion Mortgage finance business. The results of this discontinued business are presented on one line as “loss from discontinued operations, net of taxes” in the Consolidated Statements of Income on page 4. The components of loss from discontinued operations are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
in millions	2007	2007

Loss, net of taxes of ($2) and ($5), respectively [a]	$(3)	$(9)
Loss on disposal, net of taxes of ($1)	—	(1)
Disposal transaction costs, net of taxes of ($6) and ($9), respectively	(11)	(15)

Loss from discontinued operations	$(14)	$(25)

(a)	Includes after-tax charges of $.06 million for the three-month period ended September 30, 2007, and $.7 million for the nine-month period ended September 30, 2007, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support Champion’s operations.
The discontinued assets and liabilities of Champion Mortgage included in the Consolidated Balance Sheets on page 3 are as follows:

	December 31,	September 30,
in millions	2007	2007

Loans	$8	$9
Accrued income and other assets	—	2

Total assets	$8	$11

Accrued expense and other liabilities	$10	$14

Total liabilities	$10	$14

McDonald Investments branch network
On February 9, 2007, McDonald Investments Inc., a wholly owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets to UBS Financial Services Inc., a subsidiary of UBS AG. Key received cash proceeds of $219 million and recorded a gain of $171 million ($107 million after tax, $.26 per diluted common share) in connection with the sale. Key retained McDonald Investments’ corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KeyBank continues to operate the Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed the registered broker-dealer through which its corporate and institutional investment banking and securities businesses operate to KeyBanc Capital Markets Inc.

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
Consumer Finance provides government guaranteed education loans to students and their parents, and processes tuition payments for private schools. Through its Commercial Floor Plan Lending unit, this line of business also finances inventory for automobile dealers. Beginning in October 2008, Consumer Finance will exit direct and indirect retail and floor-plan lending for marine and recreational vehicle products and will limit new education loans to those backed by government guarantee. It will continue to service existing loans in these portfolios and to honor existing education loan commitments. These actions are consistent with Key’s strategy of de-emphasizing nonrelationship or out-of-footprint businesses.
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
The table that spans pages 16 and 17 shows selected financial data for each major business group for the three- and nine-month periods ended September 30, 2008 and 2007. This table is accompanied by supplementary information for each of the lines of business that make up these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles (“GAAP”) guide financial accounting, but there is no authoritative guidance for “management accounting"— the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
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

Three months ended September 30,	Community Banking		National Banking
dollars in millions	2008	2007	2008	2007

SUMMARY OF OPERATIONS
Net interest income (loss) (TE)	$445	$412	$322	$355
Noninterest income	213	217	160 [d]	152

Total revenue (TE) [a]	658	629	482	507
Provision for loan losses	56	2	350	69
Depreciation and amortization expense	36	33	78	74
Other noninterest expense	409	380	264	253

Income (loss) from continuing operations before income taxes (TE)	157	214	(210)	111
Allocated income taxes and TE adjustments	59	80	(77)	41

Income (loss) from continuing operations	98	134	(133)	70
Loss from discontinued operations, net of taxes	—	—	—	(14)

Net income (loss)	$98	$134	$(133)	$56

Percent of consolidated income from continuing operations	N/M	60%	N/M	31%
Percent of total segments income from continuing operations	N/M	61	N/M	32

AVERAGE BALANCES [b]
Loans and leases	$28,872	$26,944	$47,075	$40,279
Total assets [a]	31,934	29,708	56,183	50,961
Deposits	50,384	46,729	12,439	12,631

OTHER FINANCIAL DATA
Net loan charge-offs	$70	$19	$203	$40
Return on average allocated equity [b]	12.84%	21.20%	(10.28)%	6.62%
Return on average allocated equity	12.84	21.20	(10.28)	5.30
Average full-time equivalent employees	8,949	8,625	3,589	3,869

Nine months ended September 30,	Community Banking		National Banking
dollars in millions	2008	2007	2008	2007

SUMMARY OF OPERATIONS
Net interest income (loss) (TE)	$1,307	$1,248	$184 [d]	$1,035
Noninterest income	642	819 [c]	606 [d]	684 [d]

Total revenue (TE) [a]	1,949	2,067	790	1,719
Provision for loan losses	118	37	1,128	131
Depreciation and amortization expense	105	101	226	215
Other noninterest expense	1,218	1,222	760	759

Income (loss) from continuing operations before income taxes (TE)	508	707	(1,324)	614
Allocated income taxes and TE adjustments	190	265	(495)	230

Income (loss) from continuing operations	318	442	(829)	384
Loss from discontinued operations, net of taxes	—	—	—	(25)

Net income (loss)	$318	$442	$(829)	$359

Percent of consolidated income from continuing operations	N/M	48%	N/M	42%
Percent of total segments income from continuing operations	N/M	50	N/M	43

AVERAGE BALANCES [b]
Loans and leases	$28,483	$26,659	$46,374	$39,487
Total assets [a]	31,418	29,445	56,254	49,666
Deposits	50,035	46,459	12,205	12,008

OTHER FINANCIAL DATA
Net loan charge-offs	$138	$64	$780	$92
Return on average allocated equity [b]	14.03%	23.82%	(21.68)%	12.40%
Return on average allocated equity	14.03	23.82	(21.68)	11.59
Average full-time equivalent employees	8,817	9,034	3,650	4,003

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients with residency in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by Key’s major business groups are located in the United States.

(b)	From continuing operations.

(c)	Community Banking’s results for the first quarter of 2007 include a $171 million ($107 million after tax) gain from the February 9, 2007, sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 12, for more information about this transaction.

(d)	National Banking’s results for the third quarter of 2008 include $54 million ($33 million after tax) of derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers and $31 million ($19 million after tax) of realized and unrealized losses from the residential properties segment of the construction loan portfolio. During the second quarter of 2008, National Banking’s taxable-equivalent net interest income and net income were reduced by $838 million and $536 million, respectively, as a result of an adverse federal court decision on the tax treatment of a Service Contract Lease transaction. During the first quarter of 2008, National Banking increased its tax reserves for certain lease in, lease out transactions and recalculated its lease income in accordance with prescribed accounting standards. These actions reduced National Banking’s taxable-equivalent revenue by $34 million and its net income by $21 million in the first quarter. National Banking’s results for the first quarter of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation.

Other Segments		Total Segments		Reconciling Items			Key
2008	2007	2008	2007	2008		2007	2008	2007

$(35)	$(24)	$732	$743	$(27)		$(31)	$705	$712
18 [e]	39	391	408	(3)		30 [f]	388	438

(17)	15	1,123	1,151	(30)		(1)	1,093	1,150
—	—	406	71	1		(2)	407	69
—	—	114	107	—		—	114	107
(14)	6	659	639	(11)		7	648	646

(3)	9	(56)	334	(20)		(6)	(76)	328
(12)	(7)	(30)	114	(10	) [f]	(10)	(40)	104

9	16	(26)	220	(10)		4	(36)	224
—	—	—	(14)	—		—	—	(14)

$9	$16	$(26)	$206	$(10)		$4	$(36)	$210

N/M	7%	N/M	98%	N/M		2%	N/M	100%
N/M	7	N/M	100	N/A		N/A	N/A	N/A

$165	$245	$76,112	$67,468	$59		$212	$76,171	$67,680
13,803	12,523	101,920	93,192	1,236		1,970	103,156	95,162
1,965	3,203	64,788	62,563	(206)		(42)	64,582	62,521

—	—	$273	$59	—		—	$273	$59
N/M	N/M	(1.19)%	12.10%	N/M		N/M	(1.64)%	11.50%
N/M	N/M	(1.19)	11.33	N/M		N/M	(1.64)	10.79
42	43	12,580	12,537	5,711		6,030	18,291	18,567

Other Segments		Total Segments		Reconciling Items			Key
2008	2007	2008	2007	2008		2007	2008	2007

$(94)	$(70)	$1,397	$2,213	$(88)		$(95)	$1,309	$2,118
71 [e]	167 [e]	1,319	1,670	152	[f]	71 [f]	1,471	1,741

(23)	97	2,716	3,883	64		(24)	2,780	3,859
—	—	1,246	168	(5)		(2)	1,241	166
—	—	331	316	—		—	331	316
3	49 [e]	1,981	2,030	(37)		6 [f]	1,944	2,036

(26)	48	(842)	1,369	106		(28)	(736)	1,341
(43)	(15)	(348)	480	556	[f]	(58)	208	422

17	63	(494)	889	(450)		30	(944)	919
—	—	—	(25)	—		—	—	(25)

$17	$63	$(494)	$864	$(450)		$30	$(944)	$894

N/M	7%	N/M	97%	N/M		3%	N/M	100%
N/M	7	N/M	100	N/A		N/A	N/A	N/A

$193	$263	$75,050	$66,409	$124		$153	$75,174	$66,562
14,106	12,401	101,778	91,512	1,489		2,056	103,267	93,568
3,281	2,575	65,521	61,042	(190)		(139)	65,331	60,903

—	—	$918	$156	—		—	$918	$156
N/M	N/M	(7.63)%	16.74%	N/M		N/M	(14.66)%	16.03%
N/M	N/M	(7.63)	16.27	N/M		N/M	(14.66)	15.59
43	43	12,510	13,080	5,784		6,001	18,294	19,081

(e)	Other Segments’ results for the third quarter of 2008 include a $23 million ($14 million after tax) credit, representing the reversal of the remaining reserve associated with the Honsador litigation, which was settled in September. Other Segments’ results for the second quarter of 2007 include a $26 million ($16 million after tax) charge for litigation. This charge and the litigation charge referred to in note (f) below comprise the initial $42 million reserve established in connection with the Honsador litigation. Other Segments’ results for the first quarter of 2007 include a $49 million ($31 million after tax) loss from the repositioning of the securities portfolio.

(f)	Reconciling Items for the third and second quarters of 2008 include charges of $30 million and $475 million, respectively, to income taxes for the interest cost associated with the leveraged lease tax litigation. Reconciling Items for the first quarter of 2008 include a $165 million ($103 million after tax) gain from the partial redemption of Key’s equity interest in Visa Inc. and a $17 million charge to income taxes for the interest cost associated with the increase to Key’s tax reserves for certain LILO transactions. Reconciling Items for the third and second quarters of 2007 include gains of $27 million ($17 million after tax) and $40 million ($25 million after tax), respectively, related to MasterCard Incorporated shares. During the second quarter of 2007, Reconciling Items include a $16 million ($10 million after tax) charge for litigation.
TE = Taxable Equivalent
N/A = Not Applicable
N/M = Not Meaningful

Supplementary information (Community Banking lines of business)

Three months ended September 30,	Regional Banking		Commercial Banking
dollars in millions	2008	2007	2008	2007

Total revenue (TE)	$557	$534	$101	$95
Provision for loan losses	39	12	17	(10)
Noninterest expense	399	367	46	46
Net income	74	97	24	37
Average loans and leases	19,794	18,667	9,078	8,277
Average deposits	46,655	43,237	3,729	3,492
Net loan charge-offs	41	17	29	2
Net loan charge-offs to average loans	.82%	.36%	1.27%	.10%
Nonperforming assets at period end	$168	$119	$57	$40
Return on average allocated equity	13.67%	22.03%	10.83%	19.29%
Average full-time equivalent employees	8,603	8,264	346	361

Nine months ended September 30,	Regional Banking		Commercial Banking
dollars in millions	2008	2007	2008	2007

Total revenue (TE)	$1,646	$1,787	$303	$280
Provision for loan losses	77	50	41	(13)
Noninterest expense	1,187	1,179	136	144
Net income	239	349	79	93
Average loans and leases	19,659	18,546	8,824	8,113
Average deposits	46,361	43,006	3,674	3,453
Net loan charge-offs	103	55	35	9
Net loan charge-offs to average loans	.70%	.40%	.53%	.15%
Nonperforming assets at period end	$168	$119	$57	$40
Return on average allocated equity	14.67%	26.80%	12.39%	16.80%
Average full-time equivalent employees	8,470	8,666	347	368

Supplementary information (National Banking lines of business)

	Real Estate Capital and				Institutional and
Three months ended September 30,	Corporate Banking Services		Equipment Finance		Capital Markets		Consumer Finance
dollars in millions	2008	2007	2008	2007	2008	2007	2008	2007

Total revenue (TE)	$92	$128	$111	$138	$183	$156	$96	$85
Provision for loan losses	99	43	64	16	16	(2)	171	12
Noninterest expense	89	88	90	93	107	105	56	41
(Loss) income from continuing operations	(60)	(2)	(27)	18	37	34	(83)	20
Net (loss) income	(60)	(2)	(27)	18	37	34	(83)	6
Average loans and leases [a]	16,447	14,160	10,012	10,681	8,364	6,716	12,252	8,722
Average loans held for sale [a]	792	1,584	49	6	649	373	161	2,729
Average deposits [a]	10,446	10,243	20	16	1,479	1,844	494	528
Net loan charge-offs (recoveries)	100	7	32	16	(1)	6	72	11
Net loan charge-offs (recoveries) to average loans [a]	2.42%	.20%	1.27%	.59%	(.05)%	.35%	2.34%	.50%
Nonperforming assets at period end	$714	$281	$115	$65	$58	$17	$127	$47
Return on average allocated equity [a]	(11.76)%	(.56)%	(11.99)%	8.00%	11.47%	12.55%	(35.09)%	9.87%
Return on average allocated equity	(11.76)	(.56)	(11.99)	8.00	11.47	12.55	(35.09)	2.96
Average full-time equivalent employees	1,222	1,309	827	900	975	1,019	565	641

	Real Estate Capital and				Institutional and
Nine months ended September 30,	Corporate Banking Services		Equipment Finance		Capital Markets		Consumer Finance
dollars in millions	2008	2007	2008	2007	2008	2007	2008	2007

Total revenue (TE)	$405	$531	$(488)	$425	$570	$474	$303	$289
Provision for loan losses	509	51	124	45	69	—	426	35
Noninterest expense	219	264	274	272	335	307	158	131
(Loss) income from continuing operations	(202)	135	(554)	67	104	105	(177)	77
Net (loss) income	(202)	135	(554)	67	104	105	(177)	52
Average loans and leases [a]	16,676	13,838	10,310	10,590	7,966	6,612	11,422	8,447
Average loans held for sale [a]	799	1,327	44	7	566	325	1,209	2,672
Average deposits [a]	10,231	9,416	18	15	1,441	2,028	515	549
Net loan charge-offs	513	11	84	45	7	6	176	30
Net loan charge-offs to average loans [a]	4.11%	.11%	1.09%	.57%	.12%	.12%	2.06%	.47%
Nonperforming assets at period end	$714	$281	$115	$65	$58	$17	$127	$47
Return on average allocated equity [a]	(13.37)%	13.07%	(81.32)%	10.19%	11.11%	12.94%	(25.42)%	12.95%
Return on average allocated equity	(13.37)	13.07	(81.32)	10.19	11.11	12.94	(25.42)	8.75
Average full-time equivalent employees	1,227	1,293	841	893	949	1,023	633	794

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

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$10	—	—	$10
States and political subdivisions	92	—	$2	90
Collateralized mortgage obligations	6,368	$113	13	6,468
Other mortgage-backed securities	1,511	25	2	1,534
Retained interests in securitizations	158	37	—	195
Other securities	98	3	7	94

Total securities available for sale	$8,237	$178	$24	$8,391

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$7	—	—	$7
Other securities	21	—	—	21

Total held-to-maturity securities	$28	—	—	$28

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$19	—	—	$19
States and political subdivisions	10	—	—	10
Collateralized mortgage obligations	6,167	$33	$33	6,167
Other mortgage-backed securities	1,393	13	3	1,403
Retained interests in securitizations	149	36	—	185
Other securities	72	8	4	76

Total securities available for sale	$7,810	$90	$40	$7,860

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$9	—	—	$9
Other securities	19	—	—	19

Total held-to-maturity securities	$28	—	—	$28

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$18	—	—	$18
States and political subdivisions	12	—	—	12
Collateralized mortgage obligations	6,357	$32	$37	6,352
Other mortgage-backed securities	1,188	4	7	1,185
Retained interests in securitizations	149	43	—	192
Other securities	141	17	2	156

Total securities available for sale	$7,865	$96	$46	$7,915

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$15	—	—	$15
Other securities	21	—	—	21

Total held-to-maturity securities	$36	—	—	$36

6. Loans and Loans Held for Sale
Key’s loans by category are summarized as follows:

	September 30,		December 31,	September 30,
in millions	2008		2007	2007

Commercial, financial and agricultural	$27,207		$24,797	$23,192
Commercial real estate:
Commercial mortgage	10,569		9,630	9,272
Construction	7,708		8,102	8,214

Total commercial real estate loans	18,277	[a]	17,732	17,486
Commercial lease financing	9,437		10,176	10,309

Total commercial loans	54,921		52,705	50,987
Real estate — residential mortgage	1,898		1,594	1,583
Home equity:
Community Banking	9,970		9,655	9,674
National Banking	1,101		1,262	1,230

Total home equity loans	11,071		10,917	10,904
Consumer other — Community Banking	1,274		1,298	1,308
Consumer other — National Banking:
Marine	3,529		3,637	3,549
Education	3,711	[b]	331	334
Other	301		341	334

Total consumer other — National Banking	7,541		4,309	4,217

Total consumer loans	21,784		18,118	18,012

Total loans	$76,705		$70,823	$68,999

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	On March 31, 2008, Key transferred $3.3 billion of education loans from loans held for sale to the loan portfolio.
Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2007 Annual Report to Shareholders.
Key’s loans held for sale by category are summarized as follows:

	September 30,		December 31,	September 30,
in millions	2008		2007	2007

Commercial, financial and agricultural	$159		$250	$67
Real estate — commercial mortgage	718		1,219	1,560
Real estate — construction	262	[a]	35	237
Commercial lease financing	52		1	5
Real estate — residential mortgage	57		47	36
Home equity	—		1	1
Education	223	[b]	3,176	2,877
Automobile	4		7	8

Total loans held for sale	$1,475		$4,736	$4,791

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	On March 31, 2008, Key transferred $3.3 billion of education loans from loans held for sale to the loan portfolio.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2008	2007	2008	2007

Balance at beginning of period	$1,421	$945	$1,200	$944
Charge-offs	(300)	(82)	(1,002)	(218)
Recoveries	27	23	84	62

Net loans charged off	(273)	(59)	(918)	(156)
Provision for loan losses from continuing operations	407	69	1,241	166
Allowance related to loans acquired, net	—	—	32	—
Foreign currency translation adjustment	(1)	—	(1)	1

Balance at end of period	$1,554	$955	$1,554	$955

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2008	2007	2008	2007

Balance at beginning of period	$51	$50	$80	$53
Provision (credit) for losses on lending-related commitments	8	5	(21)	3
Charge-offs	—	—	—	(1)

Balance at end of period [a]	$59	$55	$59	$55

(a)    Included in “accrued expense and other liabilities” on the consolidated balance sheet.
7. Mortgage Servicing Assets
Key originates and periodically sells commercial mortgage loans but continues to service those loans for the buyers. Key may also purchase the right to service commercial mortgage loans for other lenders. Changes in the carrying amount of mortgage servicing assets are summarized as follows:

	Nine months ended
	September 30,
in millions	2008	2007

Balance at beginning of period	$313	$247
Servicing retained from loan sales	13	16
Purchases	4	122
Amortization	(75)	(63)

Balance at end of period	$255	$322

Fair value at end of period	$412	$420

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. Primary economic assumptions used to measure the fair value of Key’s mortgage servicing assets at September 30, 2008, and 2007, are as follows:
♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00%; and

♦	residual cash flows discount rate of 8.50% to 15.00%.

Changes in these assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. A 1.00% increase in the assumed default rate of commercial mortgage loans at September 30, 2008, would cause a $9 million decrease in the fair value of Key’s mortgage servicing assets.
Contractual fee income from servicing commercial mortgage loans totaled $52 million and $54 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The amortization of servicing assets for each year, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.
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

	Consolidated VIEs	Unconsolidated VIEs
			Maximum
in millions	Total Assets	Total Assets	Exposure to Loss

September 30, 2008
Low-income housing tax credit (“LIHTC”) funds	$251	$158	—
LIHTC investments	N/A	717	$314

N/A = Not Applicable
The third party interests associated with the consolidated LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. Key adjusts the financial statements each period for the third party investors’ share of the funds’ profits and losses. At September 30, 2008, the settlement value of these third party interests was estimated to be between $213 million and $247 million, while the recorded value, including reserves, totaled $264 million.
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

9. Nonperforming Assets and Past Due Loans
Impaired loans totaled $777 million at September 30, 2008, compared to $519 million at December 31, 2007, and $344 million at September 30, 2007. Impaired loans had an average balance of $703 million for the third quarter of 2008 and $240 million for the third quarter of 2007.
Key’s nonperforming assets and past due loans were as follows:

	September 30,		December 31,	September 30,
in millions	2008		2007	2007

Impaired loans	$777		$519	$344
Other nonaccrual loans	190		168	154

Total nonperforming loans	967	[a]	687	498

Nonperforming loans held for sale	169	[a]	25	6

Other real estate owned (“OREO”)	64		21	21
Allowance for OREO losses	(4)		(2)	(1)

OREO, net of allowance	60		19	20
Other nonperforming assets [b]	43		33	46

Total nonperforming assets	$1,239		$764	$570

Impaired loans with a specifically allocated allowance	$678		$426	$35
Specifically allocated allowance for impaired loans	193		126	11

Accruing loans past due 90 days or more	$328		$231	$190
Accruing loans past due 30 through 89 days	937		843	717

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	Primarily investments held by the Private Equity unit within Key’s Real Estate Capital and Corporate Banking Services line of business.
At September 30, 2008, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
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
During the first quarter of 2008, the KeyCorp Capital X trust issued $740 million of securities. Also included in the table below are the capital securities held by the Union State Capital I, Union State Statutory II and Union State Statutory IV business trusts. The outstanding common stock of these trusts was owned by U.S.B. Holding Co., Inc., which Key acquired on January 1, 2008.
The capital securities, common stock and related debentures are summarized as follows:

				Principal		Interest Rate	Maturity
	Capital			Amount of		of Capital	of Capital
	Securities,		Common	Debentures,		Securities and	Securities and
dollars in millions	Net of Discount	[a]	Stock	Net of Discount	[b]	Debentures [c]	Debentures

September 30, 2008
KeyCorp Capital I	$197		$8	$201		3.531%	2028
KeyCorp Capital II	187		8	183		6.875	2029
KeyCorp Capital III	236		8	214		7.750	2029
KeyCorp Capital V	172		5	194		5.875	2033
KeyCorp Capital VI	75		2	80		6.125	2033
KeyCorp Capital VII	249		8	268		5.700	2035
KeyCorp Capital VIII	260		—	282		7.000	2066
KeyCorp Capital IX	506		—	505		6.750	2066
KeyCorp Capital X	735		—	731		8.000	2068
Union State Capital I	20		1	21		9.580	2027
Union State Statutory II	20		—	20		6.379	2031
Union State Statutory IV	10		—	10		5.591	2034

Total	$2,667		$40	$2,709		6.820%	—

December 31, 2007	$1,848		$39	$1,896		6.599%	—

September 30, 2007	$1,782		$39	$1,874		6.611%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Included in certain capital securities at September 30, 2008, December 31, 2007, and September 30, 2007, are basis adjustments of $84 million, $55 million and ($11) million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 100 of Key’s 2007 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by Capital I); March 18, 1999 (for debentures owned by Capital II); July 16, 1999 (for debentures owned by Capital III); July 31, 2006 (for debentures owned by Union State Statutory II); February 1, 2007 (for debentures owned by Union State Capital I); July 21, 2008

(for debentures owned by Capital V); December 15, 2008 (for debentures owned by Capital VI); April 7, 2009 (for debentures owned by Union State Statutory IV); June 15, 2010 (for debentures owned by Capital VII); June 15, 2011 (for debentures owned by Capital VIII); December 15, 2011 (for debentures owned by Capital IX); and March 15, 2013 (for debentures owned by Capital X); and (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by Union State Statutory IV, Capital I, Capital V, Capital VI, Capital VII, Capital VIII, Capital IX or Capital X are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Union State Capital I are redeemed before they mature, the redemption price will be 104.31% of the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Union State Statutory II are redeemed before they mature, the redemption price will be 104.5% of the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp. Included in the principal amount of debentures at September 30, 2008, December 31, 2007, and September 30, 2007, are adjustments relating to hedging with financial instruments totaling $86 million, $64 million and $42 million, respectively.

(c)	The interest rates for Capital II, Capital III, Capital V, Capital VI, Capital VII, Capital VIII, Capital IX, Capital X and Union State Capital I are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The rates shown as the totals at September 30, 2008, December 31, 2007, and September 30, 2007, are weighted-average rates.
11. Employee Benefits
Pension Plans
The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2008	2007	2008	2007

Service cost of benefits earned	$13	$12	$39	$38
Interest cost on projected benefit obligation	15	15	47	44
Expected return on plan assets	(23)	(22)	(70)	(66)
Amortization of prior service cost	—	—	1	—
Amortization of losses	4	7	10	21
Curtailment gain	—	—	—	(3)

Net pension cost	$9	$12	$27	$34

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
The components of net postretirement benefit (income) cost for all funded and unfunded plans are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2008	2007	2008	2007

Service cost of benefits earned	—	$2	$1	$6
Interest cost on accumulated postretirement benefit obligation	$1	2	3	5
Expected return on plan assets	(2)	(1)	(4)	(3)
Amortization of unrecognized:
Transition obligation	—	1	—	3
Prior service benefit	—	—	(1)	—
Cumulative net gain	—	—	(1)	—

Net postretirement benefit (income) cost	$(1)	$4	$(2)	$11

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
On August 6, 2008, the IRS announced an initiative for the settlement of all transactions that the IRS has characterized as LILO/SILO transactions (the “LILO/SILO Settlement Initiative”). As preconditions to its participation, Key was required to provide written acceptance to the IRS of the terms of the LILO/SILO Settlement Initiative and to dismiss its appeal of the AWG Leasing Litigation. While management continues to believe that the tax treatment applied to Key’s leveraged lease transactions complied with all tax laws, regulations and judicial authorities in effect at that time, it would take years of effort and expense to resolve this matter through litigation. Accordingly, Key has elected to participate in the LILO/SILO Settlement Initiative and has complied with the preconditions, including filing a dismissal of its appeal of the AWG Leasing Litigation. Key was accepted into the LILO/SILO Settlement Initiative by the IRS on October 6, 2008; however, Key’s acceptance is not binding until a closing agreement is executed by both Key and the IRS. Management believes that, upon the execution of a closing agreement, which could occur by year end, Key should realize an after-tax recovery of between $75 million and $100 million for previously accrued interest on disputed tax balances.
During the second quarter of 2008, Key concluded that the Court decision in the AWG Leasing Litigation, under applicable accounting guidance, had implications for the timing of the recognition of tax benefits on Key’s entire portfolio of LILO, QTE and Service Contract Leases. Therefore, management updated its assessment of Key’s tax position in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and, as a result, Key increased the amount of its unrecognized tax benefits associated with all of the leases under challenge by the IRS by $2.15 billion. Key has deposited $1.975 billion (including $1.775 billion deposited with the IRS in October 2008) in response to the LILO/SILO Settlement Initiative to cover the anticipated amount of taxes due to the IRS for the tax years 1998 through 2006. Key also recorded a related $475 million charge to the provision for income taxes for the interest cost associated with the contested leases. Key did not recognize any charge for penalties or interest on penalties that the IRS has asserted or may assert in the future and, as a result of its participation in the LILO/SILO Settlement Initiative, does not expect to have to record any such charges.
The second quarter 2008 increase in unrecognized tax benefits associated with the contested leases necessitated a recalculation of Key’s lease income under FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This resulted in a $536 million reduction of Key’s second quarter 2008 after-tax earnings, including a $359 million reduction to lease income and a $177 million increase to the provision for income taxes.
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
During the third quarter of 2008, Key recorded a $30 million charge to the provision for income taxes for the interest cost associated with its contested LILO, QTE and Service Contract Lease transactions. As permitted under FASB Interpretation No. 48, it is Key’s policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense. For the first nine months of 2008, Key recognized $836 million of pre-tax interest, of which $835 million ($522 million after tax) was attributable to the total unrecognized tax benefits associated with its LILO, QTE and Service Contract Lease transactions. Key’s liability for accrued interest payable was $853 million at September 30, 2008.
Key files United States federal income tax returns, as well as returns in various state and foreign jurisdictions. With the exception of the California and New York jurisdictions, Key is not subject to income tax examinations by tax authorities for years prior to 2001. Income tax returns filed in California and New York are subject to examination beginning with the years 1995 and 2000, respectively. As previously discussed, the audits of the 1998 through 2003 federal income tax returns are currently on appeal to the Appeals Division of the IRS. The outcomes of these appeals or the execution of a closing agreement under the LILO/SILO Settlement Initiative will likely impact the recognition of benefits related to Key’s state and federal tax positions.

13. Contingent Liabilities and Guarantees
Legal Proceedings
Lehman Brothers bankruptcy. On September 15, 2008, Lehman Brothers Holdings Inc. (“Holdings”) filed a petition in the United States Bankruptcy Court for the Southern District of New York for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, both KeyCorp and KeyBank had outstanding interest rate swaps and other derivative transactions (collectively, the “Swap Transactions”) with Lehman Brothers Special Financing Inc. (“LBSF”), an affiliate of Holdings. Holdings guaranteed all of LBSF’s obligations under the Swap Transactions. Accordingly, the bankruptcy filing by Holdings constituted an Event of Default under the agreements governing the Swap Transactions, and both KeyCorp and KeyBank exercised their rights to terminate the Swap Transactions. In order to maintain its hedged position, Key entered into replacement contracts for the Swap Transactions with other parties. The aggregate net value of the Swap Transactions at the time of termination was in favor of Key. On October 3, 2008, LBSF filed its own petition in the United States Bankruptcy Court for the Southern District of New York for protection under Chapter 11 of the U.S. Bankruptcy Code. Key has filed claims against both LBSF and Holdings in the bankruptcy proceeding.
Taylor and Wildes litigation. On August 11, 2008, a purported class action case was filed against KeyCorp, its directors and certain employees (collectively, “Key”), captioned Taylor v. KeyCorp et al. in the United States District Court for the Northern District of Ohio. On September 16, 2008, a second and related case was filed in the same district court, captioned Wildes v. KeyCorp et al. The plaintiffs in these cases seek to represent a class of all participants in Key’s 401(k) Savings Plan and allege that Key breached fiduciary duties owed to them under the Employment Retirement Income Security Act (“ERISA”). Plaintiffs have filed a motion to consolidate the cases, pursuant to which they would be required to file a consolidated complaint within thirty days from the date the motion is granted. Key strongly disagrees with the allegations contained in the complaints and intends to vigorously defend against them.
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
Hondsador litigation. Key has previously disclosed information pertaining to a litigation matter involving its Key Principal Partners, LLC affiliate (“KPP”), in which KPP was sued in Hawaii state court in connection with its investment in a Hawaiian business. On May 23, 2007, in the case of Honsador Holdings LLC v. KPP, the jury returned a verdict in favor of the plaintiffs, and the court entered a final judgment in favor of the plaintiffs in the amount of $38.25 million. During the quarter ended June 30, 2007, Key established a reserve for the verdict, legal costs and other expenses associated with this lawsuit, and as of June 30, 2008, that reserve totaled approximately $47 million. Key had filed a notice of appeal with the Intermediate Court of Appeals for the State of Hawaii, but in September 2008, Key entered into a settlement agreement with the plaintiffs and withdrew its appeal in exchange for a complete settlement and release of the case by the plaintiffs. A notice of dismissal was entered into the court record on October 2, 2008. As a result of the settlement, Key reversed the remaining reserve in September 2008 as a reduction to expense.
Other litigation. In the ordinary course of business, Key is subject to other legal actions that involve claims for substantial monetary relief. Based on information presently known to management, management does not believe there is any legal action to which KeyCorp or any of its subsidiaries is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on Key’s financial condition.

Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at September 30, 2008. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 69 of Key’s 2007 Annual Report to Shareholders.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial guarantees:
Standby letters of credit	$14,651	$38
Recourse agreement with FNMA	692	6
Return guarantee agreement with LIHTC investors	247	57
Written interest rate caps [a]	177	25
Default guarantees	12	1

Total	$15,779	$127

(a)	As of September 30, 2008, the weighted-average interest rate of written interest rate caps was 2.8%, and the weighted-average strike rate was 5.0%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
Standby letters of credit. Many of Key’s lines of business issue standby letters of credit to address clients’ financing needs. These instruments obligate Key to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At September 30, 2008, Key’s standby letters of credit had a remaining weighted-average life of approximately 2.1 years, with remaining actual lives ranging from less than one year to as many as ten years.
Recourse agreement with Federal National Mortgage Association. KeyBank participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KeyBank has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan KeyBank sells to FNMA. Accordingly, KeyBank maintains a reserve for such potential losses in an amount estimated by management to approximate the fair value of KeyBank’s liability. At September 30, 2008, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.2 years, and the unpaid principal balance outstanding of loans sold by KeyBank as a participant in this program was approximately $2.2 billion. The maximum potential amount of undiscounted future payments that KeyBank may be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at September 30, 2008. If KeyBank is required to make a payment, it would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.
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
As shown in the table on page 30, KAHC maintained a reserve in the amount of $57 million at September 30, 2008, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized as a component of the recorded liability.
Written interest rate caps. In the ordinary course of business, Key “writes” interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At September 30, 2008, these caps had a weighted-average life of approximately 1.8 years.
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
Liquidity facilities that support asset-backed commercial paper conduits. Key provides liquidity facilities to several unconsolidated third-party commercial paper conduits. These facilities obligate Key to provide funding if there is a disruption in credit markets or other factors exist that preclude the issuance of commercial paper by the conduits. The liquidity facilities, all of which expire by November 10, 2010, obligate Key to provide aggregate funding of up to $995 million, with individual facilities ranging from $10 million to $125 million. The aggregate amount available to be drawn is based on the amount of current commitments to borrowers and totaled $799 million at September 30, 2008. At that date, $23 million had been drawn under these committed facilities. Key’s commitments to provide liquidity are periodically evaluated by management.
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
The primary derivatives that Key uses are interest rate swaps and caps, foreign exchange contracts, energy derivatives, credit derivatives and equity derivatives. Generally, these instruments help Key manage exposure to market risk, mitigate the credit risk inherent in the loan portfolio and meet client financing and hedging needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors.
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
At September 30, 2008, Key had $292 million of derivative assets and $130 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, Key had trading derivative assets of $659 million and trading derivative liabilities of $459 million.
Counterparty Credit Risk
The following table summarizes the fair value of Key’s derivative assets by type. These assets represent Key’s exposure to potential loss after taking into account the effects of master netting agreements and other means used to mitigate risk.

	September 30,	December 31,	September 30,
in millions	2008	2007	2007

Interest rate	$794	$850	$395
Foreign exchange	260	492	400
Energy	139	52	18
Credit	36	13	3
Equity	3	34	16

Derivative assets before cash collateral	1,232	1,441	832
Less: Related cash collateral	281	562	293

Total derivative assets	$951	$879	$539

Like other financial instruments, derivatives contain an element of “credit risk”— the possibility that Key will incur a loss because a counterparty, which may be a bank, a broker-dealer or a client, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts on the date of the default. During the third quarter of 2008, Key recorded a $54 million pre-tax loss as a result of the failure of Lehman Brothers and the inability of one of its subsidiaries to meet its contractual obligations.
Key uses several means to mitigate credit risk and manage exposure to credit risk on derivative contracts. Key generally enters into bilateral collateral and master netting agreements using standard forms published by the International Swaps and Derivatives Association (“ISDA”). These agreements provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, Key monitors credit risk exposure to the counterparty on each contract to determine appropriate limits on Key’s total credit exposure. Key reviews its collateral positions on a daily basis and exchanges collateral with its counterparties in accordance with ISDA and other related agreements. Key generally holds collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government sponsored enterprises or the Government National Mortgage Association. The cash collateral netted against derivative assets on the balance sheet was $281 million at September 30, 2008, $562 million at December 31, 2007, and $293 million at September 30, 2007. The cash collateral netted against derivative liabilities was $348 million at September 30, 2008, $254 million at December 31, 2007, and $114 million at September 30, 2007.
At September 30, 2008, Key’s derivative contracts included interest rate swaps and caps, foreign exchange contracts, energy derivatives, credit derivatives and equity derivatives. Key’s aggregate gross exposure on these instruments totaled $2.6 billion. However, after taking into account the effects of master netting agreements and cash collateral held, Key had net exposure of $951 million as shown in the table on page 32. Key’s net exposure at September 30, 2008, was further reduced to $876 million by $75 million of additional collateral held in the form of securities. The largest gross exposure to an individual counterparty was $239 million, which was secured with $164 million in collateral. Additionally, Key had a derivative liability of $55 million with this counterparty that, when netted against the gross exposure under a master netting agreement, resulted in net exposure of $20 million.
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
The change in “accumulated other comprehensive income (loss)” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2008	of Gains to	September 30,
in millions	2007	Hedging Activity	Net Income	2008

Accumulated other comprehensive income (loss) resulting from cash flow hedges	$103	$69	$(93)	$79

Key reclassifies gains and losses from “accumulated other comprehensive income (loss)” to earnings when a hedged item causes Key to pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell or securitize commercial real estate loans. If interest rates, yield curves and notional amounts remain at September 30, 2008, levels, management would expect to reclassify an estimated $64 million of net gains on derivative instruments from “accumulated other comprehensive income (loss)” to earnings during the next twelve months. The maximum length of time over which forecasted transactions are hedged is twenty years.
Credit Risk Management
Key uses credit derivatives — primarily credit default swaps — to mitigate credit risk by transferring a portion of the risk associated with the underlying extension of credit to a third party. These instruments are also used to manage portfolio concentration and correlation risks. At September 30, 2008, the notional amount of credit default swaps purchased by Key was $1.3 billion. Key also provides credit protection to other lenders through the sale of credit default swaps. In most instances, this is accomplished through the use of an investment-grade diversified dealer-traded basket of credit default swaps. These transactions may generate fee income and can diversify and reduce overall portfolio credit risk volatility. At September 30, 2008, the notional amount of credit default swaps sold by Key was $343 million.

These derivatives are recorded on the balance sheet at fair value, which is based on the creditworthiness of the borrowers. Related gains or losses, as well as the premium paid or received for credit protection, are included in “investment banking and capital markets income” on the income statement. Key does not apply hedge accounting to credit derivatives.
Trading Portfolio
Key’s trading portfolio is composed of the following instruments:
♦	interest rate swap, cap, floor and futures contracts entered into to accommodate the needs of clients;

♦	commodity swap and options contracts entered into to accommodate the needs of clients;

♦	positions with third parties that are intended to offset or mitigate the market risk related to client positions discussed above;

♦	foreign exchange forward contracts entered into to accommodate the needs of clients; and

♦	interest rate, foreign currency and credit default swaps for proprietary purposes.
The fair values of these trading portfolio items are included in “derivative assets” or “derivative liabilities” on the balance sheet. Key does not apply hedge accounting to any of these contracts. Adjustments to the fair values are included in “investment banking and capital markets (loss) income” on the income statement. In addition to the collateral exchange agreements previously discussed, Key has established a reserve in the amount of $19 million at September 30, 2008, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2007 Annual Report to Shareholders.

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
Private equity and mezzanine investments. Valuations of private equity and mezzanine investments, held primarily within Key’s Real Estate Capital and Corporate Banking Services line of business, are based primarily on management’s judgment due to the lack of readily determinable fair values, inherent illiquidity and the long-term nature of these assets. These investments are initially valued based upon the transaction price. The carrying amount is then adjusted upward or downward based upon the estimated future cash flows associated with the investments. Factors used in determining future cash flows include, but are not limited to, the cost of build-out, future selling prices, current market outlook and operating performance of the particular investment. Private equity and mezzanine investments are classified as Level 3.
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

September 30, 2008				Netting
in millions	Level 1	Level 2	Level 3	Adjustments [a]	Total

ASSETS MEASURED ON A RECURRING BASIS
Trading account assets	$16	$653	$780	—	$1,449
Securities available for sale	77	8,118	—	—	8,195
Other investments	26	8	1,172	—	1,206
Derivative assets	434	2,112	9	$(1,604)	951
Accrued income and other assets	3	5	—	—	8

Total assets on a recurring basis at fair value	$556	$10,896	$1,961	$(1,604)	$11,809

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings	$30	$158	—	—	$188
Derivative liabilities	418	1,842	$1	$(1,672)	589

Total liabilities on a recurring basis at fair value	$448	$2,000	$1	$(1,672)	$777

(a)	Netting adjustments represent the amounts recorded to convert Key’s derivative assets and liabilities from a gross basis to a net basis in conjunction with Key’s January 1, 2008, adoption of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation 39.” The net basis takes into account the impact of master netting agreements which allow Key to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral.
Changes in Level 3 Fair Value Measurements
The following table shows the change in the fair values of Key’s Level 3 financial instruments for the nine months ended September 30, 2008. Classification in Level 3 is based on the significance of unobservable inputs relative to the overall fair value measurement of the instrument. In addition to unobservable inputs, Level 3 instruments also may have inputs that are observable within the market. Management mitigates the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments through the use of securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following table; therefore, the gains or losses shown do not include the impact of Key’s risk management activities related to these Level 3 instruments.

	Nine months ended September 30, 2008
	Trading		Securities
	Account		Available	Other		Derivative
in millions	Assets		for Sale	Investments		Instruments	[a]

Balance at beginning of period	$338		$4	$1,161		$6
(Losses) gains:
Included in earnings	(48	) [b]	3 [c]	(8	) [d]	3	[b]
Included in other comprehensive income	—		(2)	—		—
Purchases, sales, issuances and settlements	490		(5)	32		(1)
Net transfers out of Level 3	—		—	(13)		—

Balance at end of period	$780		—	$1,172		$8

Unrealized (losses) gains included in earnings	$(38	) [b]	—	$(22	) [d]	$3	[b]

(a)	Amount represents Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income” on the income statement.

(c)	Unrealized gains and losses on securities available for sale are reported in “net securities (losses) gains” on the income statement.

(d)	Other investments consist of principal investments, and private equity and mezzanine investments. Realized and unrealized gains and losses on principal investments are reported in “net (losses) gains from principal investments” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets (loss) income” on the income statement.

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

September 30, 2008
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Securities available for sale	—	—	$4	$4
Other investments	—	—	1	1
Loans	—	—	54	54
Loans held for sale	—	—	459	459
Goodwill	—	—	47	47
Accrued income and other assets	—	$5	52	57

Total assets on a nonrecurring basis at fair value	—	$5	$617	$622

Through Key’s quarterly analysis of its commercial and construction loan portfolios held for sale, management determined that certain adjustments were necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. After adjustments, these loans totaled $459 million at September 30, 2008. Valuation of these loans is performed using an internal model which relies on market data from sales of similar assets, including credit spreads, interest rate curves and risk profiles, as well as Key’s own assumptions about the exit market for the loans. The valuation methodology employed is based on Level 3 inputs. Key’s loans held for sale, which are measured at fair value on a nonrecurring basis, include the remaining $133 million of commercial real estate loans transferred from the loan portfolio to held-for-sale status in June 2008. The fair value of these loans was measured using nonbinding broker quotes obtained through a third party. Additionally, during the third quarter of 2008, Key transferred $54 million of commercial loans from held for sale to the loan portfolio at their current fair value.
Other real estate owned and other repossessed properties are valued based on appraisals and third-party price opinions, less estimated selling costs. Assets that are acquired through, or in lieu of, loan foreclosures are recorded as held for sale initially at the lower of the loan balance or fair value upon the date of foreclosure. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. These assets, which totaled $50 million at September 30, 2008, are considered to be nonrecurring items in the fair value hierarchy.
Current market conditions, including lower prepayments, interest rates and expected recovery rates have impacted Key’s modeling assumptions pertaining to education lending-related servicing rights and residual interests, and consequently resulted in write-downs of these instruments. These instruments are included in “accrued income and other assets” and “securities available for sale,” respectively, in the preceding table.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of September 30, 2008 and 2007, and the related condensed consolidated statements of income, for the three- and nine-month periods then ended, and the condensed consolidated statement of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of Key’s management.
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
November 4, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2008 and 2007. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 38. A description of Key’s business is included under the heading “Description of Business” on page 14 of Key’s 2007 Annual Report to Shareholders. This description does not reflect the reorganization within some of Key’s lines of business that took effect on January 1, 2008. For a current description of Key’s lines of business, see Note 4 (“Line of Business Results”), which begins on page 14.
Terminology
This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.
♦	KeyCorp refers solely to the parent holding company.

♦	KeyBank refers to KeyCorp’s subsidiary bank, KeyBank National Association.

♦	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

♦	In November 2006, Key sold the subprime mortgage loan portfolio held by the Champion Mortgage finance business and announced a separate agreement to sell Champion’s origination platform. As a result of these actions, Key has accounted for this business as a discontinued operation. We use the phrase continuing operations in this document to mean all of Key’s business other than Champion. Key completed the sale of Champion’s origination platform in February 2007.

♦	Key engages in capital markets activities primarily through business conducted by the National Banking group. These activities encompass a variety of products and services. Among other things, Key trades securities as a dealer, enters into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conducts transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled “Capital,” which begins on page 74.

Forward-looking statements
This report and other reports filed by Key under the Securities Exchange Act of 1934 or registration statements filed by Key under the Securities Act of 1933 contain statements that are considered “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about Key’s long-term goals, financial condition, results of operations, earnings, levels of net loan charge-offs and nonperforming assets, interest rate exposure and profitability. These statements usually can be identified by the use of forward-looking language such as “our goal,” “our objective,” “our plan,” “will likely result,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “believes,” “estimates” or other similar words, expressions or conditional verbs such as “will,” “would,” “could” and “should.”
Forward-looking statements express management’s current expectations, forecasts of future events or long-term goals and, by their nature, are subject to assumptions, risks and uncertainties. Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including the following factors:
♦	Interest rates could change more quickly or more significantly than management expects, which may have an adverse effect on Key’s financial results.

♦	Trade, monetary and fiscal policies of various governmental bodies may affect the economic environment in which Key operates, as well as its financial condition and results of operations.

♦	Unprecedented volatility in the stock markets, public debt markets and other capital markets, including continued disruption in the fixed income markets, could adversely affect Key’s ability to raise capital or other funding for liquidity and business purposes, as well as its revenues from client-based underwriting, investment banking and other capital markets-driven businesses.

♦	There can be no assurance as to the actual impact that the Emergency Economic Stabilization Act of 2008 (“EESA”) or other initiatives undertaken by the U.S. government through the federal regulatory agencies will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect Key’s business, financial condition, results of operations, access to credit or the trading price of Key’s common stock.

♦	Key’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.

♦	Recent problems in the housing markets, including issues related to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, and related conditions in the financial markets, or other issues, such as the price of oil or other commodities, could cause further deterioration in general economic conditions, or in the condition of the local economies or industries in which Key has significant operations or assets, and, among other things, materially impact credit quality in existing portfolios and/or Key’s ability to generate loans in the future.

♦	Increasing interest rates or further weakening economic conditions could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans. Additionally, the allowance for loan losses may be insufficient if the estimates and judgments management used to establish that allowance prove to be inaccurate.

♦	Increased competitive pressure among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may adversely affect Key’s ability to market its products and services.

♦	Key may become subject to new or heightened legal standards and regulatory requirements, practices or expectations which may impede its profitability or affect its financial condition, including new regulations imposed in connection with the Troubled Asset Relief Program (“TARP”) provisions of the EESA being implemented and administered by the U.S. Treasury Department (“U.S. Treasury”) in coordination with other federal regulatory agencies, further laws enacted by the U.S. Congress in an effort to strengthen the fundamentals of the U.S. economy, or other regulations promulgated by federal regulators to mitigate the systemic risk presented by the current financial crisis.

♦	It could take Key longer than anticipated to implement strategic initiatives, including those designed to grow revenue or manage expenses; Key may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

♦	Increases in deposit insurance premiums imposed by the Federal Deposit Insurance Corporation (“FDIC”) on KeyBank due to the FDIC’s restoration plan for the Deposit Insurance Fund announced on October 7, 2008, and continued difficulties experienced by other financial institutions may have an adverse effect on Key’s results of operations.

♦	Acquisitions and dispositions of assets, business units or affiliates could adversely affect Key in ways that management has not anticipated.

♦	Key may experience operational or risk management failures due to technological or other factors.

♦	Changes in accounting principles or in tax laws, rules and regulations could have an adverse effect on Key’s financial results or its capital.

♦	Key may become subject to new legal obligations or liabilities, or the unfavorable resolution of pending litigation may have an adverse effect on its financial results or its capital.

♦	Terrorist activities or military actions could disrupt the economy and the general business climate, which may have an adverse effect on Key’s financial results or condition and that of its borrowers.
Forward-looking statements are not historical facts but instead represent only management’s current expectations and forecasts regarding future events, many of which, by their nature, are inherently uncertain and outside of Key’s control. The factors discussed above and in the section entitled “Item 1A. Risk Factors,” which begins on page 95, are not intended to be a complete summary of all risks and uncertainties that may affect Key’s business, the financial services industry and financial markets. Though management strives to monitor and mitigate risk, management cannot anticipate all potential economic, operational and financial developments that may have an adverse impact on Key’s operations and financial results. Forward-looking statements speak only as to the date the statement is made, and Key does not undertake any obligation to revise any forward-looking statement to reflect subsequent events.
Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in Key’s SEC filings, including this and Key’s other reports on Forms 8-K, 10-K and 10-Q and our registration statements under the Securities Act of 1933, all of which are accessible on the SEC’s website at www.sec.gov.
Long-term goals
Key’s long-term financial goals are to grow its earnings per common share and achieve a return on average equity, each at or above the respective median of its peer group. The strategy for achieving these goals is described under the heading “Corporate Strategy” on page 16 of Key’s 2007 Annual Report to Shareholders.
Economic overview
During the third quarter of 2008, financial markets were severely strained as the fallout from the housing market and the recognition of losses by financial institutions continued. Home sales remained weak even in the face of improved housing affordability and falling home values. The median price of existing homes fell by more than 9.0% from the respective price levels reported for the same month last year. Lower prices were partly a consequence of the elevated levels of foreclosures, which rose by 21% from the number of foreclosures experienced in September 2007. September new home sales were down 33% from one year ago and existing home sales were relatively flat for the same period. In response, homebuilder activity declined as housing starts hit a 17-year low, falling more than 30% from September 2007.
Further write-downs caused by distressed real estate values and increasing loan losses continued to pressure capital levels at financial institutions, forcing many to raise additional capital, often at substantially higher costs than in recent years. Some financial institutions were forced into liquidation or mergers as losses mounted, and the availability of funding and capital remained restricted. As concern over the strength of their peers’ balance sheets increased, banks curbed lending to each other, and short-term unsecured lending rates rose. Short-term interbank lending rates increased by 127 basis points during the quarter, while the yield on short-term Treasury bills declined by 83 basis points. For regional banking institutions such as Key, there were no cost-effective means of accessing capital markets for unsecured term debt.
Early in the third quarter, inflationary pressures intensified before showing signs of subsiding. Most of the reduction came from lower oil prices, which declined to $101 per barrel at September 30, 2008, after reaching an all time high of $145 per barrel in early July 2008. Consumer prices in September 2008 rose 4.9% from September 2007, down slightly from a 5.0% annual increase in June 2008. Employment continued to weaken in the third quarter as the economy lost 299,000 jobs, which brought the number of jobs lost since December 2007 to 760,000. The average unemployment rate for the quarter rose to 6.0%, compared to the second quarter average of 5.3% and the 2007 average of 4.6%. The positive impact from the second quarter 2008 tax rebate checks dissipated in the third quarter. Consumer spending during the third quarter declined at an average monthly rate of .1%, compared to an average monthly rate increase of .5% in the second quarter of 2008.
While the downside risks to the economy increased during the third quarter of 2008, the Federal Reserve held the federal funds target rate at 2.00%, mainly due to elevated inflationary pressures. Meanwhile, as investors looked for safe-haven as the financial crisis continued, the benchmark two-year Treasury yield decreased to 1.96% at September 30, 2008, from 2.62% at June 30, 2008, and the ten-year Treasury yield, which began the third quarter at 3.97%, closed the quarter at 3.83%. In an effort to alleviate strains in the financial markets and increase liquidity available to U.S. financial institutions, the Federal Reserve expanded many of its liquidity programs, and together with the U.S. Treasury and the FDIC, took a variety of unprecedented actions. In September, the Federal Housing Finance Agency, with the support of the U.S. Treasury, placed Fannie Mae and Freddie Mac, two government-sponsored enterprises that play a critical role in the U.S. home mortgage market, in conservatorship, taking full management control. The Federal Reserve seized control of insurance giant American International Group Inc. in September, and provided traditional investment banks the authority to become bank holding companies and to access the discount window of the Federal Reserve. On October 3, 2008, President Bush signed into law the EESA, which is intended to restore liquidity and stability to the U.S. financial system through the purchase of up to $700 billion of certain mortgages, mortgage-backed securities and other financial instruments (including preferred equity). On October 8, 2008, as falling oil prices tempered inflationary concerns and liquidity concerns remained, the Federal Reserve, as part of a coordinated effort with six other central banks to stabilize world markets, lowered the federal funds target rate to 1.50%. On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program, including its debt guarantee program for qualifying newly issued senior unsecured debt of insured depository institutions, their holding companies and certain other affiliates of insured depository institutions designated by the FDIC (the “Debt Guarantee”), and a transaction account guarantee for funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000 (the “Transaction Account Guarantee”). Finally, on October 29, 2008, the Federal Reserve further lowered the federal funds target rate to 1.00%.
Demographics. The extent to which Key’s business has been affected by continued volatility and weakness in the housing market is directly related to the state of the economy in the regions in which its two major business groups, Community Banking and National Banking, operate.

Key’s Community Banking group serves consumers and small to mid-sized businesses by offering a variety of deposit, investment, lending and wealth management products and services. These products and services are provided through a 14-state branch network organized into four geographic regions as defined by management: Northwest, Rocky Mountains, Great Lakes and Northeast. Figure 1 shows the geographic diversity of the Community Banking group’s average core deposits, commercial loans and home equity loans. As of September 30, 2008, approximately two-thirds of the loans and deposits held by Community Banking were outside of the Great Lakes region, which has been particularly hard hit by the weakening economy. The Community Banking group continues to benefit from its geographic diversity. Compared to the third quarter of 2007, this business experienced growth in both revenue and deposits, with revenue increases coming from each of the group’s 23 districts.
Figure 1. Community Banking Geographic Diversity

	Geographic Region
Three months ended September 30, 2008		Rocky
dollars in millions	Northwest	Mountains	Great Lakes	Northeast	Nonregion [a]	Total

Average core deposits	$9,824	$3,506	$14,219	$13,243	$1,524	$42,316
Percent of total	23.2%	8.3%	33.6%	31.3%	3.6%	100.0%

Average commercial loans	$4,420	$2,032	$4,920	$3,281	$1,358	$16,011
Percent of total	27.6%	12.7%	30.7%	20.5%	8.5%	100.0%

Average home equity loans	$2,855	$1,379	$2,905	$2,621	$127	$9,887
Percent of total	28.9%	13.9%	29.4%	26.5%	1.3%	100.0%

(a)	Represents core deposit, commercial loan and home equity loan products centrally managed outside of the four Community Banking regions.
Key’s National Banking group includes those corporate and consumer business units that operate nationally, within and beyond the 14-state branch network, as well as internationally. The specific products and services offered by the National Banking group are described in Note 4 (“Line of Business Results”), which begins on page 14.
The diversity of Key’s commercial real estate lending business based on industry type and location is shown in Figure 18 on page 67. The homebuilder loan portfolio within the National Banking group has been adversely affected by the downturn in the U.S. housing market. As a result of deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio, principally in Florida and southern California, Key has experienced a significant increase in the level of its nonperforming assets since mid-2007 and has taken aggressive steps to reduce its exposure in this segment of its loan portfolio. As previously reported, during the fourth quarter of 2007, Key announced its decision to cease conducting business with nonrelationship homebuilders outside of its 14-state Community Banking footprint and, during the second quarter of 2008, initiated a process to further reduce its exposure through the planned sale of certain loans. As a result of these actions, Key has reduced the outstanding balances in the residential properties segment of its commercial real estate loan portfolio by $1.3 billion, or 34%, over the past twelve months, with the majority of the reduction coming from the weakest part of the portfolio. Additional information about the planned loan sales is included in the “Credit risk management” section, which begins on page 86.
In recent quarters, results for the National Banking group have also been affected adversely by volatility in the capital markets, leading to declines in the market values at which certain assets (primarily commercial real estate loans and securities held for sale or trading) are recorded. Results for the third quarter of 2008 include $33 million of after-tax derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers, and $19 million of realized and unrealized after-tax losses from the residential properties segment of the construction loan portfolio.
During the third quarter of 2008, the banking industry, including Key, continued to experience commercial and industrial loan growth, due in part to increased reliance by borrowers on commercial lines of credit in response to the challenging economic environment.

Critical accounting policies and estimates
Key’s business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies in many areas. These choices are critical; not only are they necessary to comply with U.S. generally accepted accounting principles (“GAAP”), they also reflect management’s view of the appropriate way to record and report Key’s overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”), which begins on page 65 of Key’s 2007 Annual Report to Shareholders, should be reviewed for a greater understanding of how Key’s financial performance is recorded and reported.
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
Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses; loan securitizations; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears on pages 17 through 19 of Key’s 2007 Annual Report to Shareholders. Information about Key’s goodwill impairment testing conducted as of June 30, 2008, and the review performed as of September 30, 2008, is included in Note 1 (“Basis of Presentation”) under the heading “Goodwill and Other Intangible Assets” on page 7.
Effective January 1, 2008, Key adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In the absence of quoted market prices, management determines the fair value of Key’s assets and liabilities using internally-developed models which are based on management’s judgment, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant inputs. Key’s adoption of this accounting guidance and the process used in determining fair values are more fully described in Note 1 (“Basis of Presentation”) under the heading “Fair Value Measurements” on page 8 and Note 15 (“Fair Value Measurements”), which begins on page 35.
At September 30, 2008, $11.8 billion, or 12%, of Key’s total assets were measured at fair value on a recurring basis. Approximately 97% of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At September 30, 2008, $777 million, or 1%, of Key’s total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.
At September 30, 2008, $622 million, or 1%, of Key’s total assets were measured at fair value on a nonrecurring basis. Approximately 1% of these assets were classified as Level 1 or Level 2. At September 30, 2008, there were no liabilities measured at fair value on a nonrecurring basis.
Highlights of Key’s Performance
Financial performance
For the third quarter of 2008, Key recorded a loss from continuing operations of $36 million, or $.10 per common share. This compares to income from continuing operations of $224 million, or $.57 per diluted common share, for the third quarter of 2007, and a loss from continuing operations of $1.126 billion, or $2.70 per common share, for the second quarter of 2008.
Key’s results for 2008 include additional charges associated with certain leveraged lease financing transactions being challenged by the Internal Revenue Service (“IRS”). Third and second quarter results include after-tax charges of $30 million, or $.06 per common share, and $1.011 billion, or $2.43 per common share, respectively, resulting from a previously announced adverse federal court decision on the tax treatment of a Service Contract Lease transaction.

During the first quarter of 2008, Key increased its tax reserves for certain lease in, lease out (“LILO”) transactions and recalculated its lease income in accordance with prescribed accounting standards, resulting in after-tax charges of $38 million, or $.10 per common share.
For the first nine months of 2008, Key reported a loss from continuing operations of $944 million, or $2.19 per common share. Adjusting for the lease financing charges, Key had income from continuing operations of $135 million, or $.30 per diluted common share, compared to $919 million, or $2.31 per diluted common share, for the same period last year.
Key reported a net loss of $36 million, or $.10 per common share, for the third quarter of 2008, compared to net income of $210 million, or $.54 per diluted common share, for the third quarter of 2007, and a net loss of $1.126 billion, or $2.70 per common share, for the second quarter of 2008. For the first nine months of 2008, Key reported a net loss of $944 million, or $2.19 per common share, compared to net income of $894 million, or $2.25 per diluted common share, for the same period last year.
Figure 2 shows Key’s continuing and discontinued operating results and related performance ratios for comparative quarters and the nine-month periods ended September 30, 2008 and 2007.
Figure 2. Results of Operations

	Three months ended			Nine months ended
dollars in millions, except per share amounts	9-30-08	6-30-08	9-30-07	9-30-08	9-30-07

SUMMARY OF OPERATIONS
(Loss) income from continuing operations	$(36)	$(1,126)	$224	$(944)	$919
Loss from discontinued operations, net of taxes [a]	—	—	(14)	—	(25)

Net (loss) income	$(36)	$(1,126)	$210	$(944)	$894

Net (loss) income applicable to common shares	$(48)	$(1,126)	$210	$(956)	$894

PER COMMON SHARE — ASSUMING DILUTION
(Loss) income from continuing operations	$(.10)	$(2.70)	$.57	$(2.19)	$2.31
Loss from discontinued operations [a]	—	—	(.03)	—	(.06)

Net (loss) income	$(.10)	$(2.70)	$.54	$(2.19)	$2.25

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	(.14)%	(4.38)%	.93%	(1.22)%	1.31%
Return on average common equity	(2.36)	(53.35)	11.50	(15.32)	16.03
Return on average total equity	(1.64)	(52.56)	11.50	(14.66)	16.03
From consolidated operations:
Return on average total assets	(.14)%	(4.38)%	.88%	(1.22)%	1.28%
Return on average common equity	(2.36)	(53.35)	10.79	(15.32)	15.59
Return on average total equity	(1.64)	(52.56)	10.79	(14.66)	15.59

(a)	Key sold the subprime mortgage loan portfolio held by the Champion Mortgage finance business in November 2006, and completed the sale of Champion’s origination platform in February 2007. As a result of these actions, Key has accounted for this business as a discontinued operation.
The continuation of a difficult economic environment and the resulting increase in Key’s allowance for loan losses contributed to the loss recorded for the third quarter of 2008. The current quarter provision for loan losses exceeded net loan charge-offs by $134 million and increased Key’s allowance for loan losses to $1.554 billion, or 2.03% of period-end loans. Additionally, third quarter results were adversely impacted by $33 million of after-tax losses on derivative contracts that resulted from market disruption caused by the failure of Lehman Brothers, and $19 million of realized and unrealized after-tax losses from the residential properties segment of the construction loan portfolio. As previously reported, Key has taken action to reduce its exposure to the residential properties segment of its commercial real estate construction loan portfolio through the planned sale of certain loans. As a result of these efforts and the December 2007 decision to cease conducting business with nonrelationship homebuilders outside of its 14-state Community Banking footprint, Key’s total residential property exposure in commercial real estate, including loans held for sale, has been reduced by $1.3 billion, or 34%, over the past twelve months, with the majority of the reduction coming from the weakest part of the portfolio. Additional information pertaining to the status of these loan sales is presented in the section entitled “Credit risk management,” which begins on page 86.

Through this difficult credit cycle, management has continued to focus on Key’s relationship business model, maintain Key’s strong capital position and carefully manage expenses to ensure the company’s readiness to respond to business opportunities as they emerge. During the third quarter, Key continued to take decisive steps to exit low-return, indirect businesses, consistent with the company’s strategy of focusing its capital and resources on its best relationship customers. Key is in the process of exiting direct and indirect retail and floor-plan lending for marine and recreational vehicle products, will limit new student loans to those backed by government guarantee and will cease conducting business with homebuilders outside of its 14-state Community Banking footprint. These actions are the most recent in a series of actions taken over several years that have seen the company exit subprime mortgage and automobile financing and broker-originated home equity lending, and dispose of a segment of its residential homebuilder portfolio.
As previously reported, Key took aggressive steps during the second quarter of 2008 to further strengthen its capital position by raising additional capital through the issuance of preferred stock and common shares and by reducing the dividend on its common shares by 50% to an annualized dividend of $.75 per share. At September 30, 2008, Key had Tier 1 and total capital ratios of 8.55% and 12.40%, respectively, both of which exceed the “well-capitalized” standard for banks established by the banking regulators.
Despite the challenging economic environment, the Community Banking group continues to perform solidly, with higher revenue and deposit growth across the entire branch network. Management believes that Key’s continued focus on building a relationship-based, customer-focused business model, along with the actions discussed above will serve Key well as the economy ultimately recovers.
Further, Key has elected to reduce uncertainty surrounding its previously disclosed leveraged lease tax issue with the IRS. While management continues to believe Key’s initial tax position was correct, it would take years of effort and expense to resolve this matter through litigation. Accordingly, Key has elected to participate in the IRS’ global settlement initiative, which is essentially an offer by the federal tax authorities to resolve all such disputed cases. Key expects that the definitive settlement documents will be executed as soon as the fourth quarter and that Key should realize an after-tax recovery of between $75 million and $100 million for previously accrued interest on disputed tax balances. Additional information pertaining to the status of leveraged lease tax issue and Key’s opt-in to the IRS’ global settlement initiative is included in Note 12 (“Income Taxes”), which begins on page 27.
Shown in Figure 3 below are significant items that affect the comparability of Key’s financial performance for the periods presented.
Figure 3. Significant Items Affecting the Comparability of Earnings

	Three months ended								Nine months ended
	September 30, 2008				June 30, 2008		September 30, 2007		September 30, 2008				September 30, 2007
	Pre-tax		After-tax		Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax		After-tax		Pre-tax	After-tax
in millions	Amount		Amount		Amount	Amount	Amount	Amount	Amount		Amount		Amount	Amount

Charges related to leveraged lease tax litigation	—		$(30)		$(359)	$(1,011)	—	—	$(362)		$(1,079)		—	—
Provision for loan losses in excess of net charge-offs	$(134)		(83)		(123)	(77)	$(10)	$(6)	(323)		(202)		$(10)	$(6)
Realized and unrealized (losses) gains on loan and securities portfolios held for sale or trading	(94	) [a]	(59	) [a]	62	39	(77)	(49)	(160	) [a]	(100	) [a]	(4)	(3)
Severance and other exit costs	(19)		(14)		(8)	(5)	(4)	(3)	(33)		(22)		(10)	(6)
Net (losses) gains from principal investing	(24)		(15)		(14)	(8)	9	6	(29)		(18)		128	80
Honsador litigation reserve	23		14		—	—	—	—	23		14		(42)	(26)
Gain from redemption of Visa Inc. shares	—		—		—	—	—	—	165		103		—	—
McDonald Investments branch network [b]	—		—		—	—	(5)	(3)	—		—		146	92
Gain related to MasterCard Incorporated shares	—		—		—	—	27	17	—		—		67	42
Gain from settlement of automobile residual value insurance litigation	—		—		—	—	—	—	—		—		26	17

(a)	Includes $54 million ($33 million after tax) of derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers and $31 million ($19 million after tax) of realized and unrealized losses from the residential properties segment of the construction loan portfolio.

(b)	Represents the financial effect of the McDonald Investments branch network, including a gain of $171 million ($107 million after tax) from the February 9, 2007, sale of that network.

Events leading to the recognition of the items presented in Figure 3, as well as other factors that contributed to the changes in Key’s revenue and expense components from those reported for the third quarter of 2007, are reviewed in detail throughout the remainder of the Management’s Discussion and Analysis section.
Key’s financial performance for each of the past five quarters and for the nine-month periods ended September 30, 2008 and 2007, is summarized in Figure 4.
Figure 4. Selected Financial Data

									Nine months ended
	2008						2007		September 30,
dollars in millions, except per share amounts	Third		Second		First		Fourth	Third	2008		2007

FOR THE PERIOD
Interest income	$1,232		$880		$1,354		$1,447	$1,434	$3,466		$4,197
Interest expense	533		522		641		737	740	1,696		2,138
Net interest income	699	[a]	358	[a]	713	[a]	710	694	1,770	[a]	2,059
Provision for loan losses	407		647		187		363	69	1,241		166
Noninterest income	388		555		528		488	438	1,471		1,741
Noninterest expense	762		781		732		896	753	2,275		2,352
(Loss) income from continuing operations before income taxes	(82)		(515)		322		(61)	310	(275)		1,282
(Loss) income from continuing operations	(36)		(1,126)		218		22	224	(944)		919
Income (loss) from discontinued operations, net of taxes	—		—		—		3	(14)	—		(25)
Net (loss) income	(36	) [a]	(1,126	) [a]	218	[a]	25	210	(944	) [a]	894
Net (loss) income applicable to common shares	(48)		(1,126)		218		25	210	(956)		894

PER COMMON SHARE
(Loss) income from continuing operations	$(.10)		$(2.70)		$.55		$.06	$.58	$(2.19)		$2.34
Income (loss) from discontinued operations	—		—		—		.01	(.03)	—		(.06)
Net (loss) income	(.10)		(2.70)		.55		.06	.54	(2.19)		2.28

(Loss) income from continuing operations — assuming dilution	(.10)		(2.70)		.54		.06	.57	(2.19)		2.31
Income (loss) from discontinued operations — assuming dilution	—		—		—		.01	(.03)	—		(.06)
Net (loss) income — assuming dilution	(.10	) [a]	(2.70	) [a]	.54	[a]	.06	.54	(2.19	) [a]	2.25

Cash dividends paid	.1875		.375		.375		.365	.365	.9375		1.095
Book value at period end	16.16		16.59		21.48		19.92	20.12	16.16		20.12
Tangible book value at period end	12.66		13.00		17.07		16.39	16.76	12.66		16.76
Market price:
High	15.25		26.12		27.23		34.05	37.09	27.23		39.90
Low	7.93		10.00		19.00		21.04	31.38	7.93		31.38
Close	11.94		10.98		21.95		23.45	32.33	11.94		32.33
Weighted-average common shares outstanding (000)	491,179		416,629		399,121		388,940	389,319	435,846		393,048
Weighted-average common shares and potential common shares outstanding (000)	491,179		416,629		399,769		389,911	393,164	435,846		397,816

AT PERIOD END
Loans	$76,705		$75,855		$76,444		$70,823	$68,999	$76,705		$68,999
Earning assets	90,257		89,893		89,719		86,557	84,838	90,257		84,873
Total assets	101,290		101,544		101,492		98,228	96,137	101,290		97,366
Deposits	64,678		64,396		64,702		63,099	63,714	64,678		63,714
Long-term debt	15,597		15,106		14,337		11,957	11,549	15,597		11,549
Common shareholders’ equity	7,993		8,056		8,592		7,746	7,820	7,993		7,820
Total shareholders’ equity	8,651		8,706		8,592		7,746	7,820	8,651		7,820

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	(.14)%		(4.38)%		.85%		.09%	.93%	(1.22)%		1.31%
Return on average common equity	(2.36)		(53.35)		10.38		1.11	11.50	(15.32)		16.03
Return on average total equity	(1.64)		(52.56)		10.38		1.11	11.50	(14.66)		16.03
Net interest margin (taxable equivalent)	3.13		(.44)		3.14		3.48	3.40	1.95		3.46
From consolidated operations:
Return on average total assets	(.14	)% [a]	(4.38	)% [a]	.85	% [a]	.10%	.88%	(1.22	)% [a]	1.28%
Return on average common equity	(2.36	) [a]	(53.35	) [a]	10.38	[a]	1.26	10.79	(15.32	) [a]	15.59
Return on average total equity	(1.64	) [a]	(52.56	) [a]	10.38	[a]	1.26	10.79	(14.66	) [a]	15.59
Net interest margin (taxable equivalent)	3.13	[a]	(.44	) [a]	3.14	[a]	3.48	3.40	1.95	[a]	3.46

CAPITAL RATIOS AT PERIOD END
Equity to assets	8.54%		8.57%		8.47%		7.89%	8.13%	8.54%		8.13%
Tangible equity to tangible assets	6.95		6.98		6.85		6.58	6.87	6.95		6.87
Tier 1 risk-based capital	8.55		8.53		8.33		7.44	7.94	8.48		7.94
Total risk-based capital	12.40		12.41		12.34		11.38	11.76	12.31		11.76
Leverage	9.28		9.34		9.15		8.39	8.96	9.46		8.96

TRUST AND BROKERAGE ASSETS
Assets under management	$76,676		$80,998		$80,453		$85,442	$88,100	$76,676		$88,100
Nonmanaged and brokerage assets	27,187		29,905		30,532		33,918	33,273	27,187		33,273

OTHER DATA
Average full-time equivalent employees	18,291		18,164		18,426		18,500	18,567	18,294		19,081
Branches	986		985		985		955	954	986		954

Acquisitions and divestitures completed by Key during the periods shown in this table may have had a significant effect on Key’s results, making it difficult to compare results from one period to the next. Note 3 (“Acquisitions and Divestitures”), which begins on page 12, contains specific information about the acquisitions and divestitures that Key completed during 2007 and the first nine months of 2008 to help in understanding how those transactions may have impacted Key’s financial condition and results of operations.

(a)	See Figure 5, which shows certain earnings data and performance ratios, excluding charges related to the tax treatment of certain leveraged lease financing transactions disallowed by the IRS. Figure 5 reconciles certain GAAP performance measures to the corresponding non-GAAP measures and provides a basis for period-to-period comparisons.

As a result of an adverse federal court decision on Key’s tax treatment of a Service Contract Lease transaction entered into by AWG Leasing Trust, in which Key is a partner, Key recorded after-tax charges of $30 million, or $.06 per common share, during the third quarter of 2008, and $1.011 billion, or $2.43 per common share, during the second quarter of 2008. Additionally, during the first quarter of 2008, Key increased its tax reserves for certain LILO transactions and recalculated its lease income in accordance with prescribed accounting standards, resulting in after-tax charges of $38 million, or $.10 per common share. The table below presents certain earnings data and performance ratios, excluding these charges (non-GAAP), reconciles the GAAP performance measures to the corresponding non-GAAP measures and provides a basis for period-to-period comparisons. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Non-GAAP financial measures should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.
Figure 5. GAAP to Non-GAAP Reconciliations

	Three months ended			Nine months ended
dollars in millions, except per share amounts	9-30-08	6-30-08	3-31-08	9-30-08

NET INCOME
Net (loss) income (GAAP)	$(36)	$(1,126)	$218	$(944)
Charges related to leveraged lease tax litigation, after tax	30	1,011	38	1,079

Net (loss) income, excluding charges related to leveraged lease tax litigation (non-GAAP)	$(6)	$(115)	$256	$135

Net (loss) income applicable to common shares (GAAP)	$(48)	$(1,126)	$218	$(956)

PER COMMON SHARE
Net (loss) income — assuming dilution (GAAP)	$(.10)	$(2.70)	$.54	$(2.19)
Net (loss) income, excluding charges related to leveraged lease tax litigation — assuming dilution (non-GAAP)	(.04)	(.28)	.64	.30

PERFORMANCE RATIOS
Return on average total assets: [a]
Average total assets	$103,156	$103,290	$103,356	$103,267

Return on average total assets (GAAP)	(.14)%	(4.38)%	.85%	(1.22)%
Return on average total assets, excluding charges related to leveraged lease tax litigation (non-GAAP)	(.02)	(.45)	1.00	.17

Return on average common equity: [a]
Average common equity	$8,077	$8,489	$8,445	$8,336

Return on average common equity (GAAP)	(2.36)%	(53.35)%	10.38%	(15.32)%
Return on average common equity, excluding charges related to leveraged lease tax litigation (non-GAAP)	(.89)	(5.45)	12.19	1.97

Return on average total equity: [a]
Average total equity	$8,734	$8,617	$8,445	$8,599

Return on average total equity (GAAP)	(1.64)%	(52.56)%	10.38%	(14.66)%
Return on average total equity, excluding charges related to leveraged lease tax litigation (non-GAAP)	(.27)	(5.37)	12.19	2.10

NET INTEREST INCOME AND MARGIN
Net interest income:
Net interest income (GAAP)	$699	$358	$713	$1,770
Charges related to leveraged lease tax litigation, pre-tax	—	359	3	362

Net interest income, excluding charges related to leveraged lease tax litigation (non-GAAP)	$699	$717	$716	$2,132

Net interest income/margin (TE):
Net interest income (loss) (TE) (as reported)	$705	$(100)	$704	$1,309
Charges related to leveraged lease tax litigation, pre-tax (TE)	—	838	34	872

Net interest income, excluding charges related to leveraged lease tax litigation (TE) (adjusted basis)	$705	$738	$738	$2,181

Net interest margin (TE) (as reported) [a]	3.13%	(.44)%	3.14%	1.95%
Impact of charges related to leveraged lease tax litigation, pre-tax (TE) [a]	—	3.76	.15	1.30

Net interest margin, excluding charges related to leveraged lease tax litigation (TE) (adjusted basis) [a]	3.13%	3.32%	3.29%	3.25%

(a) Income statement amount has been annualized in calculation of percentage.

TE = Taxable Equivalent

GAAP = U.S. generally accepted accounting principles

Financial outlook
Although difficult to project in this turbulent economy, considering current and anticipated conditions in the financial markets, and the continuation of competitive pricing for deposits, management expects that, in the fourth quarter of 2008, Key will experience:
♦	a taxable-equivalent net interest margin in the range of 3.00% to 3.10%;

♦	a low- to mid-single digit percentage increase in loans;

♦	a low- to mid-single digit percentage increase in deposits;

♦	net loan charge-offs in the range of 1.40% to 1.70% of average loans; and

♦	an infusion of $2.5 billion of Tier 1 capital from Key’s participation in the U.S. Treasury’s TARP Capital Purchase Program.
On October 24, 2008, the U.S. Treasury informed KeyCorp that it had received preliminary approval to participate in the U.S. Treasury’s TARP Capital Purchase Program. Under the TARP Capital Purchase Program, the U.S. Treasury would purchase $2.5 billion of TARP preferred stock and warrants to purchase common shares of KeyCorp. KeyCorp anticipates receipt of the additional capital by December 31, 2008. The TARP Capital Purchase Program was initiated by the U.S. Treasury under authority provided in the\ EESA in order to restore liquidity and stability to the U.S. financial system. Additional information pertaining to the EESA and the TARP Capital Purchase Program is presented in the “Capital” discussion under the heading “Emergency Economic Stabilization Act of 2008” on page 77.
Strategic developments
Management initiated a number of specific actions during 2008 and 2007 to support Key’s corporate strategy, which is described under the heading “Corporate Strategy” on page 16 of Key’s 2007 Annual Report to Shareholders.
♦	During the third quarter of 2008, Key decided to exit direct and indirect retail and floor-plan lending for marine and recreational vehicle products and to limit new student loans to those backed by government guarantee. Key also determined that it will cease conducting business with homebuilders within its 14-state Community Banking footprint.

♦	On January 1, 2008, Key acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. The acquisition doubles Key’s branch presence in the attractive Lower Hudson Valley area. Assets and deposits acquired in this transaction were assigned to both the Community Banking and National Banking groups.

♦	On December 20, 2007, Key announced its decision to exit dealer-originated home improvement lending activities, which involve prime loans but are largely out-of-footprint. Key also announced that it will cease offering Payroll Online services, which are not of sufficient size to provide economies of scale to compete profitably. Additionally, Key has moved to cease conducting business with nonrelationship homebuilders outside of its 14-state Community Banking footprint.

♦	On October 1, 2007, Key acquired Tuition Management Systems, Inc., one of the nation’s largest providers of outsourced tuition planning, billing, counseling and payment services. Headquartered in Warwick, Rhode Island, Tuition Management Systems serves more than 700 colleges, universities, elementary and secondary educational institutions. The combination of the payment plan systems and technology in place at Tuition Management Systems and the array of payment plan products offered by Key’s Consumer Finance line of business created one of the largest education payment plan providers in the nation.

♦	On February 9, 2007, McDonald Investments Inc., a wholly owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets. Key retained the corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KeyBank continues to operate the Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed the registered broker-dealer through which its corporate and institutional investment banking and securities businesses operate to KeyBanc Capital Markets Inc.

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
Figure 6 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and (loss) income from continuing operations for the three- and nine-month periods ended September 30, 2008 and 2007. Key’s line of business results for each of these periods reflect a new organizational structure that took effect January 1, 2008.
Figure 6. Major Business Groups — Taxable-Equivalent Revenue and (Loss) Income from Continuing Operations

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2008	2007	Amount	Percent	2008	2007	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Community Banking [a]	$658	$629	$29	4.6%	$1,949	$2,067	$(118)	(5.7)%
National Banking [b]	482	507	(25)	(4.9)	790	1,719	(929)	(54.0)
Other Segments [c]	(17)	15	(32)	N/M	(23)	97	(120)	N/M

Total Segments	1,123	1,151	(28)	(2.4)	2,716	3,883	(1,167)	(30.1)
Reconciling Items [d]	(30)	(1)	(29)	N/M	64	(24)	88	N/M

Total	$1,093	$1,150	$(57)	(5.0)%	$2,780	$3,859	$(1,079)	(28.0)%

(LOSS) INCOME FROM CONTINUING OPERATIONS
Community Banking [a]	$98	$134	$(36)	(26.9)%	$318	$442	$(124)	(28.1)%
National Banking [b]	(133)	70	(203)	N/M	(829)	384	(1,213)	N/M
Other Segments [c]	9	16	(7)	(43.8)	17	63	(46)	(73.0)

Total Segments	(26)	220	(246)	N/M	(494)	889	(1,383)	N/M
Reconciling Items [d]	(10)	4	(14)	N/M	(450)	30	(480)	N/M

Total	$(36)	$224	$(260)	N/M	$(944)	$919	$(1,863)	N/M

(a)	Community Banking’s results for the first quarter of 2007 include a $171 million ($107 million after tax) gain from the February 9, 2007, sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 12, for more information pertaining to this transaction.

(b)	National Banking’s results for the third quarter of 2008 include $54 million ($33 million after tax) of derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers and $31 million ($19 million after tax) of realized and unrealized losses from the residential properties segment of the construction loan portfolio. During the second quarter of 2008, National Banking’s taxable-equivalent net interest income and net income were reduced by $838 million and $536 million, respectively, as a result of an adverse federal court decision on the tax treatment of a Service Contract Lease transaction. During the first quarter of 2008, National Banking increased its tax reserves for certain LILO transactions and recalculated its lease income in accordance with prescribed accounting standards. These actions reduced National Banking’s taxable-equivalent revenue by $34 million and its net income by $21 million in the first quarter. National Banking’s results for the first quarter of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation.

(c)	Other Segments’ results for the third quarter of 2008 include a $23 million ($14 million after tax) credit, representing the reversal of the remaining reserve associated with the Honsador litigation, which was settled in September. Other Segments’ results for the second quarter of 2007 include a $26 million ($16 million after tax) charge for litigation. This charge and the litigation charge referred to in note (d) below comprise the initial $42 million reserve established in connection with the Honsador litigation. Other Segments’ results for the first quarter of 2007 include a $49 million ($31 million after tax) loss from the repositioning of the securities portfolio.

(d)	Reconciling Items for the third and second quarters of 2008 include charges of $30 million and $475 million, respectively, to income taxes for the interest cost associated with the leveraged lease tax litigation. Reconciling Items for the first quarter of 2008 include a $165 million ($103 million after tax) gain from the partial redemption of Key’s equity interest in Visa Inc. and a $17 million charge to income taxes for the interest cost associated with the increase to Key’s tax reserves for certain LILO transactions. Reconciling Items for the third and second quarters of 2007 include gains of $27 million ($17 million after tax) and $40 million ($25 million after tax), respectively, related to MasterCard Incorporated shares. During the second quarter of 2007, Reconciling Items include a $16 million ($10 million after tax) charge for litigation.

TE = Taxable Equivalent

N/M = Not Meaningful

Community Banking summary of operations
As shown in Figure 7, Community Banking recorded net income of $98 million for the third quarter of 2008, compared to $134 million for the year-ago quarter. Increases in the provision for loan losses and noninterest expense were the primary causes of the decline, and more than offset an increase in net interest income.
Figure 7. Community Banking

	Three months ended				Nine months ended
	September 30,		Change		September 30,			Change
dollars in millions	2008	2007	Amount	Percent	2008	2007		Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$445	$412	$33	8.0%	$1,307	$1,248		$59	4.7%
Noninterest income	213	217	(4)	(1.8)	642	819	[a]	(177)	(21.6)

Total revenue (TE)	658	629	29	4.6	1,949	2,067		(118)	(5.7)
Provision for loan losses	56	2	54	N/M	118	37		81	218.9
Noninterest expense	445	413	32	7.7	1,323	1,323		—	—

Income before income taxes (TE)	157	214	(57)	(26.6)	508	707		(199)	(28.1)
Allocated income taxes and TE adjustments	59	80	(21)	(26.3)	190	265		(75)	(28.3)

Net income	$98	$134	$(36)	(26.9)%	$318	$442		$(124)	(28.1)%

Percent of consolidated income from continuing operations	N/M	60%	N/A	N/A	N/M	48%		N/A	N/A

AVERAGE BALANCES
Loans and leases	$28,872	$26,944	$1,928	7.2%	$28,483	$26,659		$1,824	6.8%
Total assets	31,934	29,708	2,226	7.5	31,418	29,445		1,973	6.7
Deposits	50,384	46,729	3,655	7.8	50,035	46,459		3,576	7.7

Assets under management at period end	$18,278	$21,903	$(3,625)	(16.6)%	$18,278	$21,903		$(3,625)	(16.6)%

(a) Community Banking’s results for the first quarter of 2007 include a $171 million ($107 million after tax) gain from the February 9, 2007, sale of the McDonald Investments branch network. See Note 3 (“Acquisitions and Divestitures”), which begins on page 12, for more information pertaining to this transaction.

TE = Taxable Equivalent

N/M = Not Meaningful

N/A = Not Applicable
Additional Community Banking Data

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2008	2007	Amount	Percent	2008	2007	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$19,507	$20,307	$(800)	(3.9)%	$19,674	$19,633	$41	.2%
Savings deposits	1,752	1,569	183	11.7	1,770	1,602	168	10.5
Certificates of deposits ($100,000 or more)	6,875	4,566	2,309	50.6	6,663	4,609	2,054	44.6
Other time deposits	13,103	11,485	1,618	14.1	12,869	11,856	1,013	8.5
Deposits in foreign office	1,193	1,128	65	5.8	1,252	1,044	208	19.9
Noninterest-bearing deposits	7,954	7,674	280	3.6	7,807	7,715	92	1.2

Total deposits	$50,384	$46,729	$3,655	7.8%	$50,035	$46,459	$3,576	7.7%

HOME EQUITY LOANS
Average balance	$9,887	$9,690
Weighted-average loan-to-value ratio	70%	70%
Percent first lien positions	54	58

OTHER DATA
Branches	986	954
Automated teller machines	1,479	1,439

Taxable-equivalent net interest income rose by $33 million, or 8%, from the third quarter of 2007. The increase was attributable to a $1.9 billion, or 7%, rise in average earning assets, due largely to growth in the commercial loan portfolio, and a $3.7 billion, or 8%, increase in average deposits. Both loans and deposits experienced organic growth and benefited from the January 1, 2008, acquisition of U.S.B. Holding Co., Inc. described on page 54.
The provision for loan losses rose by $54 million compared to the third quarter of 2007, reflecting a $51 million increase in net loan charge-offs, almost half of which was attributable to two specific commercial loans.

Noninterest expense rose by $32 million, or 8%, from the year-ago quarter as a result of increases in personnel expense, marketing expense, professional fees, costs associated with other real estate owned, and smaller increases in a variety of other expense components. Overall, the increase in noninterest expense was largely attributable to initiatives undertaken with regard to branch modernization, deposit growth and the acquisition of U.S.B. Holding Co., Inc.
On January 1, 2008, Key acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. The acquisition doubles Key’s branch presence in the attractive Lower Hudson Valley area. Assets and deposits acquired in this transaction were assigned to both the Community Banking and National Banking groups.
On February 9, 2007, McDonald Investments Inc., a wholly owned subsidiary of KeyCorp, sold its branch network, which included approximately 570 financial advisors and field support staff, and certain fixed assets. Key retained the corporate and institutional businesses, including Institutional Equities and Equity Research, Debt Capital Markets and Investment Banking. In addition, KeyBank continues to operate the Wealth Management, Trust and Private Banking businesses. On April 16, 2007, Key renamed its registered broker-dealer through which its corporate and institutional investment banking and securities businesses operate. The new name is KeyBanc Capital Markets Inc.
National Banking summary of continuing operations
As shown in Figure 8, National Banking recorded a loss of $133 million from continuing operations for the third quarter of 2008, compared to income of $70 million from continuing operations for the same period last year. A substantially higher provision for loan losses, lower net interest income and an increase in noninterest expense were offset in part by growth in noninterest income.
Figure 8. National Banking

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2008	2007	Amount	Percent	2008	2007	Amount	Percent

SUMMARY OF OPERATIONS
Net interest (loss) income (TE)	$322 [a]	$355	$(33)	(9.3)	$184 [a]	$1,035	$(851)	(82.2)%
Noninterest income	160	152	8	5.3%	606	684 [a]	(78)	(11.4)

Total revenue (TE)	482	507	(25)	(4.9)	790	1,719	(929)	(54.0)
Provision for loan losses	350	69	281	407.2	1,128	131	997	761.1
Noninterest expense	342	327	15	4.6	986	974	12	1.2

(Loss) income from continuing operations before income taxes (TE)	(210)	111	(321)	N/M	(1,324)	614	(1,938)	N/M
Allocated income taxes and TE adjustments	(77)	41	(118)	N/M	(495)	230	(725)	N/M

(Loss) income from continuing operations	(133)	70	(203)	N/M	(829)	384	(1,213)	N/M
Loss from discontinued operations, net of taxes	—	(14)	14	100.0	—	(25)	25	100.0

Net (loss) income	$(133)	$56	$(189)	N/M	$(829)	$359	$(1,188)	N/M

Percent of consolidated income from continuing operations	N/M	31%	N/A	N/A	N/M	42%	N/A	N/A

AVERAGE BALANCES FROM CONTINUING OPERATIONS
Loans and leases	$47,075	$40,279	$6,796	16.9%	$46,374	$39,487	$6,887	17.4%
Loans held for sale	1,651	4,692	(3,041)	(64.8)	2,618	4,331	(1,713)	(39.6)
Total assets	56,183	50,961	5,222	10.2	56,254	49,666	6,588	13.3
Deposits	12,439	12,631	(192)	(1.5)	12,205	12,008	197	1.6

Assets under management at period end	$58,398	$66,197	$(7,799)	(11.8)%	$58,398	$66,197	$(7,799)	(11.8)%

(a) National Banking’s results for the third quarter of 2008 include $54 million ($33 million after tax) of derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers and $31 million ($19 million after tax) of realized and unrealized losses from the residential properties segment of the construction loan portfolio. During the second quarter of 2008, National Banking’s taxable-equivalent net interest income and net income were reduced by $838 million and $536 million, respectively, as a result of an adverse federal court decision on the tax treatment of a Service Contract Lease transaction. During the first quarter of 2008, National Banking increased its tax reserves for certain LILO transactions and recalculated its lease income in accordance with prescribed accounting standards. These actions reduced National Banking’s taxable-equivalent revenue by $34 million and its net income by $21 million in the first quarter. National Banking’s results for the first quarter of 2007 include a $26 million ($17 million after tax) gain from the settlement of the residual value insurance litigation.

TE = Taxable Equivalent

N/M = Not Meaningful

N/A = Not Applicable

Taxable-equivalent net interest income decreased by $33 million, or 9%, from the third quarter of 2007 as a result of tighter loan and deposit spreads caused by competitive pricing, and a higher level of nonperforming assets. Also contributing to the decrease was the prospective reduction in net interest income caused by the second quarter 2008 recalculation of income previously recognized on all leveraged leases being contested by the IRS. Average loans and leases grew by $6.8 billion, or 17%, while the level of average deposits was down slightly from the year-ago quarter. Contributing to the loan growth was the March 31, 2008, transfer of $3.3 billion of education loans from loans held for sale to the loan portfolio.
Excluding $54 million of derivative-related charges recorded in the current quarter as a result of market disruption caused by the failure of Lehman Brothers, noninterest income rose by $62 million, or 41%, from the third quarter of 2007. The improvement reflected a $15 million increase in income from trust and investment services, a $23 million reduction in net losses from loan sales and write-downs, and a $15 million decrease in losses attributable to changes in the fair values of certain real estate related investments held by the Private Equity unit within the Real Estate Capital and Corporate Banking Services line of business. Noninterest income also benefited from an increase in fee income generated from tuition payment plan processing.
The provision for loan losses rose by $281 million, due primarily to higher levels of net loan charge-offs from the commercial, commercial real estate and education loan portfolios. National Banking’s provision for loan losses for the third quarter of 2008 exceeded its net loan charge-offs by $147 million, as the company continued to build reserves.
Noninterest expense increased by $15 million, or 5%, from the third quarter of 2007, reflecting $10 million of additional expense attributable to severance and other costs recorded during the current quarter in connection with Key’s decision to exit direct and indirect retail and floor-plan lending for marine and recreational vehicle products.
During the third quarter of 2008, Key decided to exit direct and indirect retail and floor-plan lending for marine and recreational vehicle products and to limit new student loans to those backed by government guarantee. Additionally, Key has determined that it will cease conducting business with homebuilders within its 14-state Community Banking footprint. In December 2007, Key had previously announced its decision to cease lending to out-of-footprint homebuilders. These strategic actions are consistent with those taken over the past several years to exit low-return nonrelationship business.
Other Segments
Other segments consist of Corporate Treasury and Key’s Principal Investing unit. These segments generated net income of $9 million for the third quarter of 2008, compared to $16 million for the same period last year. These results reflect less favorable results from principal investing in the current year.

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
Figure 9, which spans pages 58 and 59, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets. This figure also presents a reconciliation of taxable-equivalent net interest income for each of the past five quarters to net interest income reported in accordance with GAAP.
Key’s taxable-equivalent net interest income was $705 million for the third quarter of 2008, compared to $712 million for the year-ago quarter. Average earning assets rose by $6.6 billion, or 8%, due primarily to growth in commercial loans and the January 1 acquisition of U.S.B. Holding Co., Inc., which added approximately $1.5 billion to Key’s loan portfolio. The net interest margin for the current quarter declined to 3.13% from 3.40% for the third quarter of 2007. Approximately 13 basis points of the reduction was attributable to the prospective reduction in net interest income caused by the second quarter 2008 recalculation of income previously recognized on all leveraged leases being contested by the IRS. Also contributing to the lower net interest margin were tighter loan and deposit spreads caused by competitive pricing, and a higher level of nonperforming assets.
As previously reported, Key’s taxable-equivalent net interest income for the second quarter of 2008 was reduced significantly as a result of an adverse federal court decision on the company’s tax treatment of a Service Contract Lease transaction entered into by AWG Leasing Trust, in which Key is a partner. In accordance with the accounting guidance provided under Financial Accounting Standards Board (“FASB”) Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” Key recalculated the lease income recognized from inception for all of the leveraged leases being contested by the IRS, not just the single leveraged lease subject to the Court decision. Key’s second quarter results also reflect a $475 million charge to income taxes for the interest cost associated with the contested tax liabilities. These actions reduced Key’s taxable-equivalent net interest income and net interest margin for the second quarter of 2008 by $838 million and 376 basis points, respectively, and reduced Key’s earnings by $1.011 billion, or $2.43 per common share.

During the first quarter of 2008, Key increased its tax reserves for certain LILO transactions, the deductions for which have been disallowed by the IRS. The change in the level of LILO reserves also necessitated a recalculation of lease income under FASB Staff Position No. 13-2. These actions reduced Key’s taxable-equivalent net interest income and net interest margin for the first quarter of 2008 by $34 million and 15 basis points, respectively, and reduced Key’s earnings by $38 million, or $.10 per diluted common share.
As previously reported, Service Contract Leases, LILO transactions and Qualified Technological Equipment Leases represent a portion of Key’s overall leveraged lease financing portfolio, and the tax deductions for some of these transactions are being challenged by the IRS. On August 6, 2008, the IRS announced a global initiative for the settlement of all transactions, including the contested leveraged leases entered into by Key, which the IRS has characterized as LILO/SILO transactions (the “LILO/SILO Settlement Initiative”). As preconditions to its participation, Key was required to provide written acceptance to the IRS of the terms of the LILO/SILO Settlement Initiative and to dismiss its appeal of the AWG Leasing Trust litigation. Key has complied with these preconditions and was accepted into the LILO/SILO Settlement Initiative by the IRS on October 6, 2008. However, Key’s acceptance into this initiative is not binding until a closing agreement is executed by both Key and the IRS. Management believes that, upon the execution of a closing agreement, Key should realize an after-tax recovery of between $75 million and $100 million for previously accrued interest on disputed tax balances. Additional information related to these lease financing transactions, and the related LILO/SILO Settlement Initiative is included in Note 12 (“Income Taxes”), which begins on page 27.
For the fourth quarter of 2008, management expects Key’s net interest margin to be in the range of 3.00% to 3.10%. Management believes the continuation of competitive pressure on deposit pricing and the effect of customer draws under existing lines of credit at relatively narrow spreads will offset the impact of more favorable spreads on new assets.
Since January 1, 2007, the growth and composition of Key’s earning assets have been affected by the following actions:
♦	During the first quarter of 2008, Key increased its loan portfolio (primarily commercial real estate and consumer loans) through the acquisition of U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York.

♦	Key sold $1.7 billion of commercial real estate loans during the first nine months of 2008 and $3.8 billion ($238 million through a securitization) during all of 2007. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales agreements), Key established and has maintained a loss reserve in an amount estimated by management to be appropriate. More information about the related recourse agreement is provided in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 30. In June 2008, Key transferred $384 million of commercial real estate loans ($719 million, net of $335 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status as part of a process undertaken to aggressively reduce its exposure in the residential properties segment of its construction loan portfolio through the planned sale of certain loans. Additional information about the status of this process is included in the section entitled “Commercial real estate loans” on page 67.

♦	Key sold $120 million of education loans during the first nine months of 2008 and $247 million during all of 2007. In March 2008, Key transferred $3.3 billion of education loans from held-for-sale status to the held-to-maturity loan portfolio. The secondary markets for these loans have been adversely affected by market liquidity issues, prompting the company’s decision to move them to a held-to-maturity classification.

♦	Key sold $700 million of other loans (including $580 million of residential mortgage loans) during the first nine months of 2008 and $1.2 billion during all of 2007.

Figure 9. Average Balance Sheets, Net Interest Income and Yields/Rates
From Continuing Operations

	Third Quarter 2008			Second Quarter 2008
	Average		Yield/	Average			Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest		Rate

ASSETS
Loans: [a,b]
Commercial, financial and agricultural	$26,345	$356	5.38%	$26,057	$352		5.42%
Real estate — commercial mortgage	10,718	158	5.87	10,593	156		5.91
Real estate — construction	7,806	109	5.53	8,484	118		5.61
Commercial lease financing	9,585	108	4.52	9,798	(709)		(28.94	) [c]

Total commercial loans	54,454	731	5.35	54,932	(83)		(.58)
Real estate — residential	1,899	28	6.04	1,918	30		6.12
Home equity:
Community Banking	9,887	141	5.64	9,765	140		5.78
National Banking	1,138	22	7.65	1,200	23		7.68

Total home equity loans	11,025	163	5.85	10,965	163		5.99
Consumer other — Community Banking	1,264	33	10.37	1,271	33		10.34
Consumer other — National Banking:
Marine	3,586	57	6.33	3,646	56		6.26
Education	3,635	54	5.90	3,595	53		5.88
Other	308	6	8.22	325	7		8.21

Total consumer other — National Banking	7,529	117	6.20	7,566	116		6.16

Total consumer loans	21,717	341	6.25	21,720	342		6.32

Total loans	76,171	1,072	5.60	76,652	259		1.37
Loans held for sale	1,723	21	4.76	1,356	20		5.94
Securities available for sale [a,d]	8,266	110	5.38	8,315	111		5.40
Held-to-maturity securities [a]	27	1	13.81	25	—		11.47
Trading account assets	1,579	16	4.02	1,041	10		3.88
Short-term investments	794	6	3.44	773	8		3.83
Other investments [d]	1,563	12	2.87	1,580	14		3.09

Total earning assets	90,123	1,238	5.47	89,742	422		1.89
Allowance for loan losses	(1,498)			(1,338)
Accrued income and other assets	14,531			14,886

Total assets	$103,156			$103,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$26,657	108	1.61	$27,158	102		1.51
Savings deposits	1,783	1	.21	1,815	1		.27
Certificates of deposit ($100,000 or more) [e]	9,506	97	4.05	8,670	88		4.09
Other time deposits	13,118	129	3.92	12,751	135		4.27
Deposits in foreign office	2,762	12	1.77	4,121	21		1.95

Total interest-bearing deposits	53,826	347	2.57	54,515	347		2.56
Federal funds purchased and securities sold under repurchase agreements	2,546	10	1.58	3,267	15		1.86
Bank notes and other short-term borrowings	4,843	34	2.72	4,770	27		2.26
Long-term debt e f	15,123	142	3.91	14,620	133		3.87

Total interest-bearing liabilities	76,338	533	2.80	77,172	522		2.75
Noninterest-bearing deposits	10,756			10,617
Accrued expense and other liabilities	7,328			6,884

Preferred stock	657			128
Common shareholders’ equity	8,077			8,489

Total shareholders’ equity	8,734			8,617

Total liabilities and shareholders’ equity	$103,156			$103,290

Interest rate spread (TE)			2.67%				(.86)%

Net interest (loss) income (TE) and net interest margin (TE)		705	3.13%		(100	) [c]	(.44	)% [c]

TE adjustment [a]		6			(458)

Net interest income, GAAP basis		$699			$358

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

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	During the second quarter of 2008, Key’s taxable-equivalent net interest income was reduced by $838 million as a result of an adverse federal court decision on Key’s tax treatment of a Service Contract Lease transaction. Excluding this reduction, the taxable-equivalent yield on Key’s commercial lease financing portfolio would have been 5.25% for the second quarter of 2008, and Key’s taxable-equivalent net interest margin would have been 3.32%. During the prior quarter, Key increased its tax reserves for certain LILO transactions and recalculated its lease income in accordance with prescribed accounting standards. These actions reduced Key’s first quarter 2008 taxable-equivalent net interest income by $34 million. Excluding this reduction, the taxable-equivalent yield on Key’s commercial lease financing portfolio would have been 5.27% for the first quarter of 2008, and Key’s taxable-equivalent net interest margin would have been 3.29%.

Figure 9. Average Balance Sheets, Net Interest Income and Yields/Rates
From Continuing Operations (Continued)

First Quarter 2008					Fourth Quarter 2007			Third Quarter 2007
Average			Yield/		Average		Yield/	Average		Yield/
Balance	Interest		Rate		Balance	Interest	Rate	Balance	Interest	Rate

$25,411	$392		6.21%		$23,825	$419	6.98%	$22,393	$410	7.25%
10,283	175		6.84		9,351	175	7.42	8,855	172	7.69
8,468	134		6.36		8,192	153	7.42	8,285	167	8.01
10,004	98		3.91	[c]	10,252	171	6.65	10,172	147	5.80

54,166	799		5.93		51,620	918	7.06	49,705	896	7.16
1,916	30		6.29		1,596	27	6.72	1,586	26	6.68

9,693	154		6.38		9,658	168	6.92	9,690	175	7.14
1,260	24		7.74		1,259	24	7.77	1,193	24	7.85

10,953	178		6.54		10,917	192	7.02	10,883	199	7.22
1,305	34		10.59		1,308	35	10.73	1,342	36	10.66

3,646	58		6.31		3,608	58	6.34	3,506	55	6.32
363	7		8.04		329	8	9.47	332	8	9.65
339	7		8.32		339	7	8.66	326	7	8.92

4,348	72		6.61		4,276	73	6.76	4,164	70	6.79

18,522	314		6.81		18,097	327	7.20	17,975	331	7.33

72,688	1,113		6.15		69,717	1,245	7.10	67,680	1,227	7.20
4,984	87		7.01		4,748	89	7.53	4,731	91	7.59
8,419	110		5.28		7,858	115	5.89	7,825	106	5.45
29	1		11.02		30	1	6.24	36	—	6.43
1,075	13		4.84		1,042	12	4.40	1,055	11	4.39
1,165	9		3.18		1,226	13	3.94	633	5	3.32
1,552	12		3.05		1,589	12	3.02	1,563	12	2.99

89,912	1,345		6.01		86,210	1,487	6.86	83,523	1,452	6.92
(1,236)					(966)			(942)
14,680					13,547			12,581

$103,356					$98,791			$95,162

$26,996	139		2.07		$25,687	197	3.05	$24,190	209	3.41
1,865	3		.62		1,523	1	.19	1,581	—	.19
8,072	95		4.72		6,887	86	4.98	6,274	80	5.06
12,759	146		4.59		11,455	135	4.68	11,512	136	4.68
5,853	45		3.13		5,720	64	4.42	4,540	57	5.00

55,545	428		3.10		51,272	483	3.74	48,097	482	3.98
3,863	28		2.91		4,194	45	4.23	4,470	55	4.85
4,934	39		3.22		4,233	45	4.15	2,539	30	4.70
13,238	146		4.71		11,851	164	5.72	11,801	173	5.89

77,580	641		3.36		71,550	737	4.11	66,907	740	4.40
10,741					12,948			14,424
6,590					6,405			6,106

—					—			—
8,445					7,888			7,725

8,445					7,888			7,725

$103,356					$98,791			$95,162

			2.65%				2.75%			2.52%

	704	[c]	3.14	% [c]		750	3.48%		712	3.40%

	(9)					40			18

	$713					$710			$694

(d)	Yield is calculated on the basis of amortized cost.

(e)	Rate calculation excludes basis adjustments related to fair value hedges.

(f)	Results from continuing operations exclude the dollar amount of liabilities assumed necessary to support interest-earning assets held by the discontinued Champion Mortgage finance business. The interest expense related to these liabilities, which also is excluded from continuing operations, was calculated using a matched funds transfer pricing methodology.

TE = Taxable Equivalent

GAAP = U.S. generally accepted accounting principles

Figure 10 shows how the changes in yields or rates, and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 67, contains more discussion about changes in earning assets and funding sources.
Figure 10. Components of Net Interest Income Changes

	From three months ended September 30, 2007			From nine months ended September 30, 2007
	to three months ended September 30, 2008			to nine months ended September 30, 2008
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change

INTEREST INCOME
Loans	$142	$(297)	$(155)	$421	$(1,582)	$(1,161)
Loans held for sale	(44)	(26)	(70)	(85)	(35)	(120)
Securities available for sale	6	(2)	4	24	(5)	19
Held-to-maturity securities	—	1	1	—	1	1
Trading account assets	5	—	5	11	2	13
Short-term investments	1	—	1	6	(7)	(1)
Other investments	—	—	—	2	(4)	(2)

Total interest income (TE)	110	(324)	(214)	379	(1,630)	(1,251)

INTEREST EXPENSE
NOW and money market deposit accounts	19	(120)	(101)	73	(289)	(216)
Savings deposits	—	1	1	—	3	3
Certificates of deposit ($100,000 or more)	35	(18)	17	85	(40)	45
Other time deposits	18	(25)	(7)	34	(39)	(5)
Deposits in foreign office	(17)	(28)	(45)	15	(82)	(67)

Total interest-bearing deposits	55	(190)	(135)	207	(447)	(240)
Federal funds purchased and securities sold under repurchase agreements	(17)	(28)	(45)	(35)	(75)	(110)
Bank notes and other short-term borrowings	20	(16)	4	69	(28)	41
Long-term debt	41	(72)	(31)	62	(195)	(133)

Total interest expense	99	(306)	(207)	303	(745)	(442)

Net interest income (TE)	$11	$(18)	$(7)	$76	$(885)	$(809)

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
TE = Taxable Equivalent
Noninterest income
Key’s noninterest income was $388 million for the third quarter of 2008, compared to $438 million for the year-ago quarter. For the first nine months of the year, noninterest income was $1.5 billion, representing a decrease of $270 million, or 16%, from the first nine months of 2007.
In both the current and year-ago quarters, noninterest income was affected by significant items. Noninterest income for the third quarter of 2008 includes $54 million of derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers, and $31 million of net losses from the sales or write-downs of loans within the residential properties segment of the construction loan portfolio. Results for the third quarter of 2007 benefited from a $27 million gain from the sale of MasterCard Incorporated shares. For more information about the failure of Lehman Brothers and the implications for Key, see Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 29.

Excluding significant items, Key’s noninterest income was $473 million for the third quarter of 2008, representing a $62 million, or 15%, increase from the same period last year. As shown in Figure 12, the improvement reflects a $14 million increase in income from trust and investment services, a $6 million increase in deposit service charges and, as shown in Figure 15 on page 63, a $15 million decrease in losses attributable to changes in the fair values of certain real estate related investments held by the Private Equity unit within the Real Estate Capital and Corporate Banking Services line of business. Excluding the $31 million of loan-related losses discussed in the preceding paragraph, Key had net gains of $1 million from loan sales in the current quarter, compared to net losses of $53 million for the same period last year. These favorable results were offset in part by net losses of $24 million from principal investing in the third quarter of 2008, compared to net gains of $9 million for the year-ago quarter.
The trend in the major components of Key’s fee-based income over the past five quarters is shown in Figure 11.
Figure 11. Fee-Based Income — Major Components

	2008			2007
in millions	Third	Second	First	Fourth	Third

Trust and investment services income	$133	$138	$129	$131	$119
Service charges on deposit accounts	94	93	88	90	88
Investment banking and capital markets (loss) income	(31)	80	8	12	9
Operating lease income	69	68	69	72	70
Letter of credit and loan fees	53	51	37	58	51
Corporate-owned life insurance income	28	28	28	37	27
Electronic banking fees	27	27	24	25	25

Significant items also impacted the comparability of Key’s year-to-date results with those reported for the first nine months of 2007. In addition to the two third quarter 2008 items discussed on page 60, Key’s noninterest income for the first nine months of 2008 includes a $165 million gain from the partial redemption of Visa Inc. shares. Results for the first nine months of 2007 include a $171 million gain associated with the sale of the McDonald Investments branch network, $67 million in gains related to the sale of MasterCard Incorporated shares, and a $26 million gain from the settlement of the automobile residual value insurance litigation.
Excluding significant items, Key’s noninterest income was $1.4 billion for the first nine months of 2008, representing an $86 million, or 6%, decrease from the same period last year. As shown in Figure 12, Key recorded net losses of $29 million from principal investing in the first nine months of 2008, compared to net gains of $128 million for the first nine months of 2007. Excluding the $31 million of net losses from the third quarter 2008 sales or write-downs of loans within the residential properties segment of the construction loan portfolio, net losses from loan sales rose by $56 million. The reduction in noninterest income attributable to these factors was substantially offset by a $49 million loss recorded during the first quarter of 2007 in connection with the repositioning of the securities portfolio, a $28 million increase in income from deposit service charges and a $41 million increase in income from trust and investment services. Last year’s results include $16 million of trust and investment services income generated by the McDonald Investments branch network. Adjusting for this revenue, trust and investment services income rose by $57 million, or 17%, driven by growth in institutional asset management income and income from brokerage commissions and fees.

Figure 12. Noninterest Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Trust and investment services income	$133	$119	$14	11.8%	$400	$359	$41	11.4%
Service charges on deposit accounts	94	88	6	6.8	275	247	28	11.3
Investment banking and capital markets (loss) income	(31)	9	(40)	N/M	57	105	(48)	(45.7)
Operating lease income	69	70	(1)	(1.4)	206	200	6	3.0
Letter of credit and loan fees	53	51	2	3.9	141	134	7	5.2
Corporate-owned life insurance income	28	27	1	3.7	84	84	—	—
Electronic banking fees	27	25	2	8.0	78	74	4	5.4
Net losses from loan securitizations and sales	(30)	(53)	23	43.4	(98)	(11)	(87)	790.9
Net securities gains (losses)	1	4	(3)	(75.0)	3	(41)	44	N/M
Net (losses) gains from principal investing	(24)	9	(33)	N/M	(29)	128	(157)	N/M
Gain from redemption of Visa Inc. shares	—	—	—	—	165	—	165	N/M
Gain from sale of McDonald Investments branch network	—	—	—	—	—	171	(171)	(100.0)
Other income:
Insurance income	15	16	(1)	(6.3)	50	45	5	11.1
Loan securitization servicing fees	4	5	(1)	(20.0)	13	16	(3)	(18.8)
Credit card fees	6	4	2	50.0	13	10	3	30.0
Gains related to MasterCard Incorporated shares	—	27	(27)	(100.0)	—	67	(67)	(100.0)
Litigation settlement — automobile residual value insurance	—	—	—	—	—	26	(26)	(100.0)
Miscellaneous income	43	37	6	16.2	113	127	(14)	(11.0)

Total other income	68	89	(21)	(23.6)	189	291	(102)	(35.1)

Total noninterest income	$388	$438	$(50)	(11.4)%	$1,471	$1,741	$(270)	(15.5)%

N/M = Not Meaningful
The following discussion explains the composition of certain elements of Key’s noninterest income and the factors that caused those elements to change.
Trust and investment services income. Trust and investment services generally are Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 13. The increases from 2007 results were attributable to strong growth in institutional asset management income and higher income from brokerage commissions and fees. Excluding the results of the McDonald Investments branch network, income from brokerage commissions and fees was up $33 million from the first nine months of 2007.
Figure 13. Trust and Investment Services Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Brokerage commissions and fee income	$37	$26	$11	42.3%	$111	$94	$17	18.1%
Personal asset management and custody fees	38	41	(3)	(7.3)	119	122	(3)	(2.5)
Institutional asset management and custody fees	58	52	6	11.5	170	143	27	18.9

Total trust and investment services income	$133	$119	$14	11.8%	$400	$359	$41	11.4%

A significant portion of Key’s trust and investment services income depends on the value and mix of assets under management. At September 30, 2008, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $76.7 billion, compared to $88.1 billion at September 30, 2007. As shown in Figure 14, most of the decrease was attributable to the equity and the securities lending portfolios. The reduction in the equity portfolio is attributable to weakness in the equity markets in general, while the decline in the securities lending portfolio was due in part to increased volatility in the fixed income markets and actions taken by management to maintain sufficient liquidity within the portfolio. When clients’ securities are lent to a borrower, the borrower must provide Key with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management. Key’s portfolio of hedge funds, which more than doubled over the past twelve months, generates a significantly higher rate of return and accounted for much of the improvement in Key’s trust and investment services income.

Figure 14. Assets Under Management

	2008			2007
in millions	Third	Second	First	Fourth	Third

Assets under management by investment type:
Equity	$37,131	$40,446	$39,800	$42,868	$44,465
Securities lending	16,538	17,756	18,476	20,228	22,056
Fixed income	10,461	10,823	10,598	11,357	11,372
Money market	9,679	9,604	9,746	9,440	8,861
Hedge funds	2,867	2,369	1,833	1,549	1,346

Total	$76,676	$80,998	$80,453	$85,442	$88,100

Proprietary mutual funds included in assets under management:
Money market	$6,871	$7,178	$7,131	$7,298	$6,888
Equity	6,771	7,202	6,556	6,957	6,748
Fixed income	633	617	631	631	629

Total	$14,275	$14,997	$14,318	$14,886	$14,265

Service charges on deposit accounts. Service charges on deposit accounts were up from the prior year, due primarily to an increase in fee income from cash management services. The year-to-date increase from the prior year, to a lesser extent, also reflected higher overdraft fee income resulting from pricing and process changes.
Investment banking and capital markets (loss) income. As shown in Figure 15, the decreases in investment banking and capital markets (loss) income compared to the prior year were due to higher losses from dealer trading and derivatives, due primarily to the $54 million of losses on derivative contracts recorded during the current quarter as a result of market disruption caused by the failure of Lehman Brothers.
Figure 15. Investment Banking and Capital Markets (Loss) Income

	Three months ended					Nine months ended
	September 30,		Change			September 30,		Change
dollars in millions	2008	2007	Amount	Percent		2008	2007	Amount	Percent

Investment banking income	$20	$22	$(2)	(9.1)%		$78	$65	$13	20.0%
Losses from other investments	(7)	(22)	15	68.2		(12)	(11)	(1)	(9.1)
Dealer trading and derivatives (loss) income	(57)	(2)	(55)	N/M		(50)	18	(68)	N/M
Foreign exchange income	13	11	2	18.2		41	33	8	24.2

Total investment banking and capital markets (loss) income	$(31)	$9	$(40)	N/M	%	$57	$105	$(48)	(45.7)%

N/M = Not Meaningful
Net losses from loan securitizations and sales. Key sells or securitizes loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. During the first nine months of 2008, Key recorded $98 million of net losses from loan sales and write-downs, compared to net losses of $11 million for the first nine months of 2007. Results for the current year include $31 million of net losses from the third quarter 2008 sales or write-downs of loans within residential properties segment of the construction loan portfolio and $101 million of net losses from loan sales and write-downs recorded during the first quarter, due primarily to volatility in the fixed income markets and the related housing correction. Approximately $84 million of these losses pertained to commercial real estate loans held for sale. The types of loans sold during 2008 and 2007 are presented in Figure 20 on page 70. In March 2008, Key transferred $3.3 billion of education loans from held-for-sale status to the loan portfolio. The secondary markets for these loans have been adversely affected by market liquidity issues, precluding any recent securitizations and prompting the company’s decision to move them to a held-to-maturity classification.
Net (losses) gains from principal investing. Principal investments consist of direct and indirect investments in predominantly privately held companies. Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($1.0 billion at September 30, 2008, $993 million at December 31, 2007, and $970 million at September 30, 2007). The net (losses) gains presented in Figure 12 derive from changes in fair values as well as the sales of principal investments.

Noninterest expense
Noninterest expense for the third quarter of 2008 was $762 million, compared to $753 million for the third quarter of 2007. For the first nine months of the year, noninterest expense was $2.3 billion, representing a decrease of $77 million, or 3%, from the first nine months of 2007.
As shown in Figure 16, personnel expense decreased by $2 million from the third quarter of 2007, as increases in both salaries and severance expense were more than offset by reductions in costs associated with employee benefits and stock-based compensation. Nonpersonnel expense rose by $11 million, reflecting increases of $8 million in professional fees, $6 million in marketing expense, $5 million in net occupancy expense and $7 million resulting from the write-down or amortization of intangible assets. Included in noninterest expense for the third quarter of 2008 is $19 million of severance and other exit costs, including $10 million of expense recorded in connection with Key’s third quarter 2008 decision to exit direct and indirect retail and floor-plan lending for marine and recreational vehicle products. Key expects to record additional exit-related costs in the fourth quarter. The increase in noninterest expense relative to the year-ago quarter was moderated by a $23 million credit (included in “miscellaneous expense”), representing the reversal of the remaining litigation reserve associated with the previously reported Honsador litigation, which was settled in September 2008. See Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 29, for more information pertaining to the Honsador litigation.
For the year-to-date period, personnel expense decreased by $28 million. Approximately $17 million of the reduction was attributable to the sale of the McDonald Investments branch network. Nonpersonnel expense was down $49 million, due to the initial $42 million reserve established during the second quarter of 2007 in connection with the Honsador litigation and the related third quarter 2008 reversal of the remaining reserve discussed above. Additionally, nonpersonnel expense included a $21 million credit for losses on lending-related commitments in the current year, compared to a $3 million provision in the prior year. The sale of the McDonald Investments branch network reduced Key’s total nonpersonnel expense by approximately $19 million.
The decline in total noninterest expense was moderated by an increase in professional fees, higher net occupancy expense and additional expenses recorded during the first nine months of 2008 as a result of the January 1, 2008, acquisition of U.S.B. Holding Co., Inc. and the October 1, 2007, acquisition of Tuition Management Systems, Inc.
Figure 16. Noninterest Expense

	Three months ended					Nine months ended
	September 30,			Change		September 30,			Change
dollars in millions	2008	2007		Amount	Percent	2008	2007		Amount	Percent

Personnel	$381	$383		$(2)	(.5)%	$1,194	$1,222		$(28)	(2.3)%
Net occupancy	65	60		5	8.3	193	182		11	6.0
Computer processing	46	49		(3)	(6.1)	136	149		(13)	(8.7)
Operating lease expense	56	58		(2)	(3.4)	169	165		4	2.4
Professional fees	35	27		8	29.6	91	79		12	15.2
Equipment	23	22		1	4.5	70	71		(1)	(1.4)
Marketing	27	21		6	28.6	62	60		2	3.3
Other expense:
Postage and delivery	11	11		—	—	34	34		—	—
Franchise and business taxes	7	8		(1)	(12.5)	23	25		(2)	(8.0)
Telecommunications	7	7		—	—	22	21		1	4.8
Provision (credit) for losses on lending-related commitments	8	5		3	60.0	(21)	3		(24)	N/M
Miscellaneous expense	96	102		(6)	(5.9)	302	341		(39)	(11.4)

Total other expense	129	133		(4)	(3.0)	360	424		(64)	(15.1)

Total noninterest expense	$762	$753		$9	1.2%	$2,275	$2,352		$(77)	(3.3)%

Average full-time equivalent employees	18,291	18,567	[a]	(276)	(1.5)%	18,294	19,081	[a]	(787)	(4.1)%

(a)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

N/M = Not Meaningful
The following discussion explains the composition of certain elements of Key’s noninterest expense and the factors that caused those elements to change.

Personnel. As shown in Figure 17, personnel expense, the largest category of Key’s noninterest expense, decreased by $28 million, or 2%, from the first nine months of 2007. This improvement was largely attributable to lower costs associated with salaries and employee benefits stemming from a 4% reduction in the number of average full-time equivalent employees, and a decrease in stock-based compensation. The McDonald Investments branch network accounted for $3 million of Key’s personnel expense for the first nine months of 2008, compared to $20 million for the same period last year. The reductions discussed above were offset in part by an increase in severance expense, including $5 million of additional expense recorded in connection with Key’s third quarter 2008 decision to exit certain businesses.
Figure 17. Personnel Expense

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Salaries	$245	$240	$5	2.1%	$719	$721	$(2)	(.3)%
Incentive compensation	55	55	—	—	208	212	(4)	(1.9)
Employee benefits	59	67	(8)	(11.9)	200	222	(22)	(9.9)
Stock-based compensation	8	17	(9)	(52.9)	39	57	(18)	(31.6)
Severance	14	4	10	250.0	28	10	18	180.0

Total personnel expense	$381	$383	$(2)	(.5)%	$1,194	$1,222	$(28)	(2.3)%

Computer processing. The decrease in computer processing costs for both the quarterly and year-to-date periods reflects a reduction in expenses attributable to the use of outside services.
Professional fees. The increase in professional fees for both the quarterly and year-to-date periods was due in part to additional costs recorded in connection with increased collection efforts on loans and product pricing.
Income taxes
Key recorded a tax benefit of $46 million from continuing operations for the third quarter of 2008, compared to a provision of $86 million for the comparable period in 2007. The tax benefit was largely attributable to the continuation of a difficult economic environment and the resulting increase in Key’s provision for loan losses, which contributed to the loss recorded for the third quarter.
For the first nine months of 2008, Key recorded a provision for income taxes of $669 million, compared to $363 million for the first nine months of 2007. The significant increase in the year-to-date tax provision reflects several developments related to Key’s tax treatment of certain leveraged lease financing transactions.
During the second quarter of 2008, Key received an adverse federal court decision on the company’s tax treatment of a Service Contract Lease transaction entered into by AWG Leasing Trust, in which Key is a partner. Although the Court decision applies only to the previously disclosed AWG Leasing Litigation, in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” Key was required to increase the amount of unrecognized tax benefits associated with all of the leases under challenge by the IRS by $2.15 billion. Key has deposited $1.975 billion (including $1.775 billion deposited with the IRS in October 2008) to cover the anticipated amount of taxes due to the IRS for the tax years 1998 through 2006. The increase in unrecognized tax benefits associated with the contested leases necessitated a recalculation of Key’s lease income under FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” as well as an increase to Key’s tax reserves. These actions reduced Key’s second quarter 2008 after-tax earnings by $1.011 billion, or $2.43 per common share, including a $359 million reduction to lease income, a $177 million increase to the provision for income taxes and a $475 million charge to the tax provision for the interest cost associated with the contested tax liabilities. During the third quarter of 2008, Key recorded a $30 million charge to the tax provision for the interest cost associated with the contested tax liabilities.

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
Excluding the lease financing charges recorded in the current year, Key’s effective tax rate was 92.7% for the third quarter of 2008, compared to 27.7% for the third quarter of 2007. On an adjusted basis, the effective tax rates for the first nine months of 2008 and 2007 were 55.2% and 28.3%, respectively. The higher effective tax rates in 2008 reflect the combined effects of the losses recorded in the current year and the permanent tax differences described below.
On an adjusted basis, the effective tax rates for both the current and priors year differ from Key’s combined federal and state statutory tax rate of 37.5%, primarily because Key generated income from investments in tax-advantaged assets such as corporate-owned life insurance, earns credits associated with investments in low-income housing projects and records tax deductions associated with dividends paid to Key’s common shares held in the 401(k) savings plan.
In the ordinary course of business, Key enters into certain types of lease financing transactions, including those discussed above, that result in tax deductions. The IRS has completed audits of Key’s income tax returns for a number of prior years and has disallowed the tax deductions taken in connection with these transactions. On August 6, 2008, the IRS announced an initiative for the settlement of all transactions that the IRS has characterized as LILO/SILO transactions (the “LILO/SILO Settlement Initiative”). On October 6, 2008, Key was accepted into the LILO/SILO Settlement Initiative by the IRS. However, Key’s acceptance into this initiative is not binding until a closing agreement is executed by both Key and the IRS. Management believes that, upon the execution of a closing agreement, Key should realize an after-tax recovery of between $75 million and $100 million for previously accrued interest on disputed tax balances. Additional information pertaining to the status of leveraged lease tax issue and Key’s opt-in to the IRS’ global settlement initiative is included in Note 12 (“Income Taxes”), which begins on page 27.

Financial Condition
Loans and loans held for sale
At September 30, 2008, total loans outstanding were $76.7 billion, compared to $70.8 billion at December 31, 2007, and $69.0 billion at September 30, 2007. The increase in Key’s loan portfolio over the past twelve months was primarily attributable to growth in the commercial portfolio and the March 2008 transfer of $3.3 billion of education loans from held-for-sale status to the loan portfolio.
Commercial loan portfolio
Commercial loans outstanding increased by $3.9 billion, or 8%, from the year ago quarter, due largely to a higher volume of originations in the commercial mortgage portfolio, and the commercial, financial and agricultural portfolio. This growth reflected increased reliance by borrowers on commercial lines of credit in response to the challenging economic environment, as well as the January 1, 2008, acquisition of U.S.B. Holding Co., Inc., which added approximately $900 million to Key’s commercial loan portfolio. The overall growth in the commercial loan portfolio was geographically broad-based and spread among a number of industry sectors.
Commercial real estate loans. Commercial real estate loans for both owner- and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At September 30, 2008, Key’s commercial real estate portfolio included mortgage loans of $10.6 billion and construction loans of $7.7 billion. The average mortgage loan originated during the first nine months of 2008 was $2 million, and the largest mortgage loan at September 30, 2008, had a balance of $63 million. At September 30, 2008, the average construction loan commitment was $6 million. The largest construction loan commitment was $75 million, of which $9 million was outstanding.
Key’s commercial real estate lending business is conducted through two primary sources: a 14-state banking franchise, and Real Estate Capital and Corporate Banking Services, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals exclusively with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 62% of Key’s average commercial real estate loans during the third quarter of 2008. Key’s commercial real estate business generally focuses on larger real estate developers and, as shown in Figure 18, is diversified by both industry type and geographic location of the underlying collateral.
Figure 18. Commercial Real Estate Loans

September 30, 2008	Geographic Region							Percent of
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Total	Total

Nonowner-occupied:
Residential properties	$411	$712	$92	$136	$235	$770	$2,356	12.9%
Retail properties	215	851	232	531	362	428	2,619	14.3
Multifamily properties	262	608	436	345	481	383	2,515	13.8
Office buildings	319	174	74	200	204	396	1,367	7.5
Land and development	157	190	208	67	150	153	925	5.1
Health facilities	248	130	33	233	103	224	971	5.3
Warehouses	142	189	13	112	63	197	716	3.9
Hotels/Motels	53	101	—	22	28	60	264	1.4
Manufacturing facilities	16	—	26	37	—	19	98	.5
Other	222	99	2	159	220	134	836	4.6

	2,045	3,054	1,116	1,842	1,846	2,764	12,667	69.3
Owner-occupied	1,100	202	80	2,005	520	1,703	5,610	30.7

Total	$3,145	$3,256	$1,196	$3,847	$2,366	$4,467	$18,277	100.0%

Nonowner-occupied:
Nonperforming loans	$32	$162	$7	$8	$14	$175	$398	N/M
Accruing loans past due 90 days or more	28	65	—	3	5	30	131	N/M
Accruing loans past due 30 through 89 days	38	51	17	28	23	93	250	N/M

Northeast —	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
Southeast —	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Southwest —	Arizona, Nevada and New Mexico
Midwest —	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Central —	Arkansas, Colorado, Oklahoma, Texas and Utah
West —	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming

N/M = Not Meaningful

During the past twelve months, nonperforming loans related to Key’s nonowner-occupied properties rose by $170 million, due primarily to deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio. The majority of the increase in this segment came from loans outstanding in Florida and southern California. As previously reported, Key has undertaken a process to reduce its exposure in the residential properties segment of its construction loan portfolio through the planned sale of certain loans. In conjunction with these efforts, Key transferred $384 million of commercial real estate loans ($719 million, net of $335 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in June 2008. As of June 30, 2008, sales had closed on $44 million of these loans, and $340 million remained to be sold. During the third quarter, Key continued to work with bidders to finalize sales terms and documentation. However, continued disruption in the financial markets has precluded the ability of certain potential buyers to obtain the necessary funding. The balance of this portfolio was reduced to $133 million at September 30, 2008, as a result of sales, transfers to other real estate owned (“OREO”), and both realized and unrealized losses. Key is continuing to pursue the sale of the remaining loans, all of which are on nonperforming status.
During the third quarter of 2008, Key determined that it will cease conducting business with homebuilders within its 14-state Community Banking footprint.
Commercial lease financing. Management believes Key has both the scale and array of products to compete in the specialty of equipment lease financing. Key conducts these financing arrangements through the Equipment Finance line of business. Commercial lease financing receivables represented 17% of commercial loans at September 30, 2008, compared to 20% at September 30, 2007.
Consumer loan portfolio
Consumer loans outstanding increased by $3.8 billion, or 21%, from one year ago. As stated previously, in March 2008, Key transferred $3.3 billion of education loans from held-for-sale status to the loan portfolio. The secondary markets for these loans have been adversely affected by market liquidity issues, prompting the company’s decision to move them to a held-to-maturity classification. Adjusting for this transfer, consumer loans were up $488 million, or 3%, from the year-ago quarter, due primarily to the January 1, 2008, acquisition of U.S.B. Holding Co., Inc.
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. A significant amount of this portfolio (90% at September 30, 2008) is derived primarily from the Regional Banking line of business within the Community Banking group; the remainder originated from the Consumer Finance line of business within the National Banking group and has been in a runoff mode since the fourth quarter of 2007.
Figure 19 summarizes Key’s home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 19. Home Equity Loans

	2008			2007
dollars in millions	Third	Second	First	Fourth	Third

SOURCES OF PERIOD-END LOANS
Community Banking	$9,970	$9,851	$9,678	$9,655	$9,674
National Banking	1,101	1,153	1,220	1,262	1,230

Total	$11,071	$11,004	$10,898	$10,917	$10,904

Nonperforming loans at period end	$86	$75	$74	$66	$61
Net loan charge-offs for the period	21	19	15	12	8
Yield for the period [a]	5.85%	5.99%	6.54%	7.02%	7.22%

(a)	From continuing operations.
Management expects the level of Key’s consumer loan portfolio to decrease in the future as a result of actions taken to exit low-return, indirect businesses. In December 2007, Key decided to exit dealer-originated home improvement lending activities, which are largely out-of-footprint. During the third quarter of 2008, Key decided to exit direct and indirect retail and floor-plan lending for marine and recreational vehicle products, and to limit new student loans to those backed by government guarantee.

Loans held for sale
As shown in Note 6 (“Loans and Loans Held for Sale”), which begins on page 21, Key’s loans held for sale were $1.5 billion at September 30, 2008, compared to $4.7 billion at December 31, 2007, and $4.8 billion at September 30, 2007. The decrease was attributable to the transfer of $3.3 billion of education loans from held-for-sale status to the loan portfolio, and sales of commercial real estate loans. Adjusting for the transfer, loans held for sale were relatively unchanged from the year-ago quarter.
At September 30, 2008, Key’s loans held for sale included $718 million of commercial mortgage loans. In the absence of quoted market prices, management uses valuation models to measure the fair value of these loans and adjusts the amount recorded on the balance sheet if fair value falls below recorded cost. The models are based on assumptions related to prepayment speeds, default rates, funding cost and discount rates. In light of the volatility in the financial markets, management has reviewed Key’s assumptions and determined they reflect current market conditions. As a result, no significant adjustments to the assumptions were required during the first nine months of 2008.
During the first nine months of 2008, Key recorded net unrealized losses of $53 million and net realized losses of $59 million on its loans held for sale portfolio. Key records these transactions in “net losses from loan securitizations and sales” on the income statement. Key has not been significantly impacted by market volatility in the subprime mortgage lending industry, having exited this business in the fourth quarter of 2006.
Sales and securitizations
As market conditions allow, Key continues to utilize alternative funding sources like loan sales and securitizations to support its loan origination capabilities. In addition, certain acquisitions completed over the past several years have improved Key’s ability under favorable market conditions to originate and sell new loans, and to securitize and service loans generated by others, especially in the area of commercial real estate.
During the past twelve months, Key sold $2.6 billion of commercial real estate loans, $698 million of residential real estate loans, $279 million of commercial loans and leases, $144 million of education loans and $9 million of marine loans. Most of these sales came from the held-for-sale portfolio. Due to unfavorable market conditions, Key did not proceed with an education loan securitization during 2007 or the first nine months of 2008, and does not anticipate entering into any securitizations of this type during the remainder of 2008.
Among the factors that Key considers in determining which loans to sell or securitize are:
♦	whether particular lending businesses meet established performance standards or fit with Key’s relationship banking strategy;

♦	Key’s asset/liability management needs;

♦	whether the characteristics of a specific loan portfolio make it conducive to securitization;

♦	the cost of alternative funding sources;

♦	the level of credit risk;

♦	capital requirements; and

♦	market conditions and pricing.

Figure 20 summarizes Key’s loan sales (including securitizations) for the first nine months of 2008 and all of 2007.
Figure 20. Loans Sold (Including Loans Held for Sale)

		Commercial	Commercial	Residential	Home		Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	Education	Other —	Total

2008
Third quarter	$11	$699	—	$197	—	$10	$9	$926
Second quarter	19	761	$38	213	—	38	—	1,069
First quarter	14	204	29	170	—	72	—	489

Total	$44	$1,664	$67	$580	—	$120	$9	$2,484

2007
Fourth quarter	$38	$965	$130	$118	—	$24	—	$1,275
Third quarter	17	1,059	35	127	—	44	—	1,282
Second quarter	36	1,079	98	118	—	118	—	1,449
First quarter	15	688	5	100	$233	61	$90	1,192

Total	$106	$3,791	$268	$463	$233	$247	$90	$5,198

Figure 21 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. The table includes loans that have been both securitized and sold, or simply sold outright.
Figure 21. Loans Administered or Serviced

	September 30,	June 30,	March 31,	December 31,	September 30,
in millions	2008	2008	2008	2007	2007

Commercial real estate loans [a]	$124,125	$128,010	$130,645	$134,982	$134,510
Education loans	4,365	4,474	4,592	4,722	4,984
Commercial lease financing	762	782	762	790	657
Commercial loans	219	225	227	229	228

Total	$129,471	$133,491	$136,226	$140,723	$140,379

(a)	Key did not acquire any servicing for commercial mortgage loan portfolios during the third quarter of 2008. Key acquired the servicing for commercial mortgage loan portfolios with an aggregate principal balance of $738 million for the second quarter 2008, $345 million for the first quarter 2008, $5.3 billion for the fourth quarter 2007 and $21.1 billion for the third quarter 2007.
In the event of default by a borrower, Key is subject to recourse with respect to approximately $692 million of the $129.5 billion of loans administered or serviced at September 30, 2008. Additional information about this recourse arrangement is included in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 30.
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
Securities
At September 30, 2008, the securities portfolio totaled $8.4 billion, compared to $7.9 billion at December 31, 2007, and $8.0 billion at September 30, 2007. At each of these dates, almost the entire securities portfolio consisted of securities available for sale, with the remainder consisting of held-to-maturity securities of less than $40 million.
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations (“CMOs”). A CMO is a debt security that is secured by a pool of mortgages or mortgage-backed securities. Key’s CMOs generate interest income and serve as collateral to support certain pledging agreements. At September 30, 2008, Key had $8.0 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $7.6 billion at December 31, 2007, and $7.5 billion at September 30, 2007.
Management periodically evaluates Key’s securities available-for-sale portfolio in light of established asset/liability management objectives, changing market conditions that could affect the profitability of the portfolio, and the level of interest rate risk to which Key is exposed. These evaluations may cause management to take steps to improve Key’s overall balance sheet positioning.
In March 2007, management completed a comprehensive evaluation of the securities available-for-sale portfolio and determined that a repositioning of the portfolio was appropriate to enhance future financial performance, particularly in the event of a decline in interest rates. As a result, Key sold $2.4 billion of shorter-maturity CMOs and reinvested the proceeds in mortgage-backed securities with higher yields and longer expected average maturities. The repositioning also reduced Key’s exposure to prepayment risk if interest rates were to have declined by replacing the CMOs sold with CMOs whose underlying mortgage loans have shorter maturities and lower coupon rates. At that time, Key maintained a relatively neutral exposure to near-term changes in interest rates. Neither funding nor capital levels were affected materially by this portfolio repositioning.
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
As shown in Figure 22, all of Key’s mortgage-backed securities are issued by government sponsored enterprises or the Government National Mortgage Association, and are traded in highly liquid secondary markets. Management employs an outside bond pricing service to determine the fair value at which they should be recorded on the balance sheet. In performing the valuations, the pricing service relies on models that consider security-specific details as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. The valuations derived from the models are reviewed by management for reasonableness to ensure they are consistent with the values placed on similar securities traded in the secondary markets.
Figure 22. Mortgage-Backed Securities by Issuer

	September 30,	December 31,	September 30,
in millions	2008	2007	2007

Federal Home Loan Mortgage Corporation	$4,721	$4,566	$4,663
Federal National Mortgage Association	2,908	2,748	2,607
Government National Mortgage Association	373	256	267

Total	$8,002	$7,570	$7,537

For the first nine months of 2008, net gains from Key’s mortgage-backed securities totaled $117 million. These net gains include net unrealized gains of $113 million, caused by the decline in benchmark Treasury yields, offset in part by the widening of interest rate spreads on these securities. Key records the net unrealized gains in the “accumulated other comprehensive income (loss)” component of shareholders’ equity and records the net realized gains in “net securities gains (losses)” on the income statement.

Figure 23 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 19.
Figure 23. Securities Available for Sale

					Other
	U.S. Treasury,	States and	Collateralized		Mortgage-		Retained						Weighted -
	Agencies and	Political	Mortgage		Backed		Interests in		Other				Average
dollars in millions	Corporations	Subdivisions	Obligations	[a]	Securities	[b]	Securitizations	[a]	Securities	[b]	Total		Yield [c]

SEPTEMBER 30, 2008
Remaining maturity:
One year or less	$4	$1	—		$3		$3		$4		$15		4.10%
After one through five years	3	6	$6,353		1,407		73		87		7,929		5.09
After five through ten years	3	58	115		106		119		1		402		7.77
After ten years	—	25	—		18		—		2		45		5.90

Fair value	$10	$90	$6,468		$1,534		$195		$94		$8,391		—
Amortized cost	10	92	6,368		1,511		158		98		8,237		5.22%
Weighted-average yield [c]	3.99%	5.81%	4.91%		5.07%		18.47%		5.33	% [d]	5.22	% [d]	—
Weighted-average maturity	3.6 years	8.3 years	3.0 years		4.5 years		4.7 years		4.8 years		3.3 years		—

DECEMBER 31, 2007
Fair value	$19	$10	$6,167		$1,403		$185		$76		$7,860		—
Amortized cost	19	10	6,167		1,393		149		72		7,810		5.22%

SEPTEMBER 30, 2007
Fair value	$18	$12	$6,352		$1,185		$192		$156		$7,915		—
Amortized cost	18	12	6,357		1,188		149		141		7,865		5.25%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes securities of $91 million at September 30, 2008, that have no stated yield.
Held-to-maturity securities. Key’s held-to-maturity portfolio consists of primarily foreign bonds and securities issued by states and political subdivisions. Figure 24 shows the composition, yields and remaining maturities of these securities.
Figure 24. Held-to-Maturity Securities

	States and					Weighted -
	Political	Other				Average
dollars in millions	Subdivisions	Securities		Total		Yield [a]

SEPTEMBER 30, 2008
Remaining maturity:
One year or less	$3	$6		$9		6.54%
After one through five years	4	15		19		5.21

Amortized cost	$7	$21		$28		5.81%
Fair value	7	21		28		—
Weighted-average yield [a]	8.37%	4.53	% [b]	5.81	% [b]	—
Weighted-average maturity	1.5 years	2.4 years		2.2 years		—

DECEMBER 31, 2007
Amortized cost	$9	$19		$28		6.84%
Fair value	9	19		28		—

SEPTEMBER 30, 2007
Amortized cost	$15	$21		$36		7.05%
Fair value	15	21		36		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes securities of $8 million at September 30, 2008, that have no stated yield.

Other investments
Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represent 67% of other investments at September 30, 2008. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($1.0 billion at September 30, 2008, $993 million at December 31, 2007, and $970 million at September 30, 2007).
In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.
Most of Key’s other investments are not traded on a ready market. Management determines the fair value at which these investments should be recorded based on the nature of the specific investment, and all available information and relevant facts about the issuer’s performance. Management’s review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, management’s knowledge of the industry and other relevant factors. For the first nine months of 2008, net losses from Key’s principal investing activities totaled $29 million, which included $66 million of net unrealized losses. Key records these net losses as “net (losses) gains from principal investing” on the income statement.
Deposits and other sources of funds
Domestic deposits are Key’s primary source of funding. Other than certificates of deposit of $100,000 or more, these deposits generally are stable, have a relatively low cost and typically react more slowly to changes in interest rates than market-based deposits. During the third quarter of 2008, domestic deposits averaged $61.8 billion, and represented 69% of the funds Key used to support loans and other earning assets, compared to $58.0 billion and 69% during the same quarter in 2007. The composition of Key’s deposits is shown in Figure 9, which spans pages 58 and 59.
The increase in average domestic deposits compared to the third quarter of 2007 was due primarily to growth in Negotiable Order of Withdrawal (“NOW”) and money market deposits accounts, certificates of deposit of $100,000 or more, and other time deposits, offset in part by a decline in noninterest-bearing deposits. The growth in and change in composition of domestic deposits were attributable to several factors.
♦	The January 1, 2008, acquisition of U.S.B. Holding Co., Inc. added approximately $1.7 billion to Key’s average domestic deposits for the current quarter. Adjusting for the acquisition of U.S.B. Holding Co., Inc., average domestic deposits were up approximately $2.1 billion, or 4%, from the third quarter of 2007.

♦	The increase in NOW and money market deposits accounts and the decrease in noninterest-bearing deposits reflect actions taken by Key in November 2007 to reduce its deposit reserve requirement by converting approximately $3.4 billion of noninterest-bearing deposits to NOW and money market deposit accounts.

♦	Competition for deposits in the markets in which Key operates remains strong, and consumer preferences shifted more to certificates of deposit as a result of the declining interest rate environment.
Purchased funds, consisting of deposits in the foreign office and short-term borrowings, averaged $10.2 billion in the third quarter of 2008, compared to $11.5 billion during the year-ago quarter. The reduction reflected a $1.8 billion decrease in average deposits in the foreign office, offset in part by an increase in the level of bank notes and other short-term borrowings.

Substantially all of KeyBank’s domestic deposits are insured up to applicable limits by the FDIC. Accordingly, KeyBank is subject to deposit insurance premium assessments by the FDIC. Under current law, the FDIC is required to maintain the Deposit Insurance Fund (“DIF”) reserve ratio within the range of 1.15% to 1.50% of estimated insured deposits. Current law also requires the FDIC to implement a restoration plan when it determines that the DIF reserve ratio has fallen, or will fall within six months, below 1.15% of estimated insured deposits. As of June 30, 2008, the DIF reserve ratio was 1.01%. On October 7, 2008, the FDIC announced a restoration plan under which all depository institutions, regardless of risk, will pay a $.07 additional assessment for each $100 of domestic deposits for the first quarter of 2009. Effective April 1, 2009, under a new risk-based assessment system, which is proposed to be implemented as part of the FDIC’s restoration plan, assessments for all depository institutions will range from $.08 to $.775 for each $100 of domestic deposits based on the institution’s risk category. In addition to the assessment under the restoration plan, an annualized fee of 10 basis points will be assessed on noninterest-bearing transaction account balances in excess of $250,000 in conjunction with the transaction account guarantee part of the FDIC’s Temporary Liquidity Guarantee Program discussed on page 78. As a result, management anticipates that Key’s total premium assessment on deposits may increase by a substantial amount in 2009.
Capital
Shareholders’ equity
Total shareholders’ equity at September 30, 2008, was $8.7 billion, up $905 million from December 31, 2007. Factors contributing to the change in shareholders’ equity during the first nine months of 2008 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.
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
As part of the over-allotment granted by KeyCorp to the underwriters in conjunction with the issuance of preferred stock and common shares, Key issued 7 million additional common shares and 75,000 additional shares of noncumulative perpetual convertible preferred stock on July 11, 2008. The proceeds received as a result of these issuances totaled approximately $90 million.
Common shares outstanding
Figure 25 shows activities that caused the change in Key’s outstanding common shares over the past five quarters.
Figure 25. Changes in Common Shares Outstanding

	2008			2007
in thousands	Third	Second	First	Fourth	Third

Shares outstanding at beginning of period	485,662	400,071	388,793	388,708	389,362
Common shares issued	7,066	85,106	—	—	—
Shares reissued to acquire U.S.B. Holding Co., Inc.	—	—	9,895	—	—
Shares reissued under employee benefit plans	2,037	485	1,383	85	1,346
Common shares repurchased	—	—	—	—	(2,000)

Shares outstanding at end of period	494,765	485,662	400,071	388,793	388,708

Key repurchases its common shares periodically in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The program does not have an expiration date. Key did not repurchase any common shares during the first nine months of 2008. Further, in accordance with the provisions of the TARP Capital Purchase Program discussed on page 77, Key will not be permitted to repurchase additional common shares without the approval of the U.S. Treasury as long as the TARP preferred stock to be issued by Key under the program remains outstanding. At September 30, 2008, 14.0 million shares were remaining for repurchase under Board authority.
At September 30, 2008, Key had 89.3 million treasury shares. Management expects to reissue those shares as needed in connection with stock-based compensation awards and for other corporate purposes. On January 1, 2008, Key reissued 9.9 million of its common shares in connection with the acquisition of U.S.B. Holding Co., Inc. Additionally, during the first nine months of 2008, Key reissued 3.9 million shares under employee benefit plans.
Capital availability and management
As a result of recent market disruptions, the availability of capital (principally to financial services companies) has become significantly restricted. While some companies, such as Key, have been successful in raising additional capital, the cost of that capital has been substantially higher than the prevailing market rates prior to the volatility. Management cannot predict when or if the markets will return to more favorable conditions.
As discussed above, during the second and third quarters of 2008, Key raised additional capital of $1.74 billion through the issuance of both noncumulative perpetual convertible preferred stock and common shares. In addition, Key’s Board of Directors reduced the dividend on Key’s common shares commencing with the dividend payable in the third quarter of 2008. These actions were taken to further strengthen Key’s capital position and to position Key to respond to future business opportunities as they emerge.
During the third quarter of 2008, Key senior management formed a Capital Allocation Committee, which consists of senior finance, risk management and business executives. This committee determines how capital is to be strategically allocated among Key’s businesses to maximize returns and strengthen core relationship businesses. The committee will continue to emphasize Key’s relationship strategy and provide capital to the areas that consistently demonstrate the ability to grow and show positive returns above the cost of capital. Key’s third quarter 2008 decisions to exit direct and indirect retail and floor-plan lending for marine and recreational vehicle products, and to limit new student loans to those backed by government guarantees were made in accordance with this strategy.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. Key’s ratio of total shareholders’ equity to total assets was 8.54% at September 30, 2008, compared to 7.89% at December 31, 2007, and 8.13% at September 30, 2007. Key’s ratio of tangible equity to tangible assets was 6.95% at September 30, 2008.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 87 of Key’s 2007 Annual Report to Shareholders, explains the implications of failing to meet these specific capital requirements.
Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of September 30, 2008, Key’s Tier 1 capital ratio was 8.55%, and its total capital ratio was 12.40%.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as KeyCorp has — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of September 30, 2008, Key had a leverage ratio of 9.28%.
Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KeyBank, qualified as “well capitalized” at September 30, 2008, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key also would qualify as “well capitalized” at September 30, 2008. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or KeyBank.
Figure 26 presents the details of Key’s regulatory capital position at September 30, 2008, December 31, 2007, and September 30, 2007.
Figure 26. Capital Components and Risk-Weighted Assets

	September 30,	December 31,	September 30,
dollars in millions	2008	2007	2007

TIER 1 CAPITAL
Common shareholders’ equity [a]	$8,544	$7,687	$7,935
Qualifying capital securities	2,582	1,857	1,792
Less: Goodwill	1,595	1,252	1,202
Other assets [b]	212	197	177

Total Tier 1 capital	9,319	8,095	8,348

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments [c]	1,375	1,280	1,010
Net unrealized gains on equity securities available for sale	—	2	7
Qualifying long-term debt	2,819	3,003	3,000

Total Tier 2 capital	4,194	4,285	4,017

Total risk-based capital	$13,513	$12,380	$12,365

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$86,093	$83,758	$81,566
Risk-weighted off-balance sheet exposure	24,354	25,676	24,554
Less: Goodwill	1,595	1,252	1,202
Other assets [b]	1,020	962	813
Plus: Market risk-equivalent assets	1,423	1,525	1,023

Gross risk-weighted assets	109,255	108,745	105,128
Less: Excess allowance for loan losses [c]	238	—	—

Net risk-weighted assets	$109,017	$108,745	$105,128

AVERAGE QUARTERLY TOTAL ASSETS	$103,087	$98,728	$95,188

CAPITAL RATIOS
Tier 1 risk-based capital ratio	8.55%	7.44%	7.94%
Total risk-based capital ratio	12.40	11.38	11.76
Leverage ratio [d]	9.28	8.39	8.96

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, or the amount resulting from the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of nonfinancial equity investments.

(c)	The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the nonqualifying intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to accumulated other comprehensive income resulting from the adoption and application of SFAS No. 158.

Emergency Economic Stabilization Act of 2008
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). Title I of the EESA, the Troubled Asset Relief Program (“TARP”), provides broad authority to the Secretary of the U.S. Treasury to restore liquidity and stability to the United States financial system, including the authority to purchase up to $700 billion of “troubled assets"— mortgages, mortgage-backed securities and certain other financial instruments.
While the key feature of TARP provides the Secretary of the U.S. Treasury the authority to purchase and guarantee types of troubled assets, other programs have emerged out of the authority and resources authorized by the EESA. Details of the programs being administered pursuant to the EESA by the U.S. Treasury and other regulatory bodies are still emerging.
The TARP Capital Purchase Program. On October 14, 2008, the U.S. Treasury announced that it will purchase up to $250 billion of perpetual preferred stock to be issued by U.S. banks, savings associations, bank holding companies and savings and loan holding companies. Pursuant to the TARP Capital Purchase Program, the U.S. Treasury will provide qualifying financial institutions (“QFI”) with capital by subscribing for the perpetual preferred stock of these institutions (“TARP Preferred Stock”) in amounts between 1% and the lesser of 3% of a QFI’s risk-weighted assets, or $25 billion, subject to certain terms and conditions outlined in the TARP Public Term Sheet (“TARP Term Sheet”) available at the U.S. Treasury website (www.ustreas.gov/initiatives/eesa).
In early October 2008, nine large financial institutions agreed to participate in this program to signal the importance of the program to encouraging stability in the U.S. financial markets. Key believes that all participating financial institutions will be subject to the same terms and conditions.
On October 24, 2008, the U.S. Treasury informed KeyCorp that it had received preliminary approval to participate in the U.S. Treasury’s TARP Capital Purchase Program, under which the U.S. Treasury would purchase $2.5 billion of TARP preferred stock and warrants to purchase common shares of KeyCorp. Management believes KeyCorp’s participation in the TARP Capital Purchase Program is in the best interests of the corporation, its clients and shareholders, and that KeyCorp’s participation will contribute to the U.S. Treasury’s efforts to stabilize the U.S. financial system.
Pursuant to the TARP Term Sheet, the TARP Preferred Stock will: (1) be non-voting, other than class voting rights on matters that could adversely affect the shares; (2) pay a cumulative dividend rate of 5% per annum for the first five years, which will reset to a rate of 9% per annum after year five; and (3) be callable at par after three years. In conjunction with the purchase of TARP Preferred Stock from KeyCorp, the U.S. Treasury will receive warrants to purchase common shares with an aggregate market price equal to 15% of the TARP Preferred Stock investment.
The anticipated dilution from the TARP Preferred Stock investment by the U.S. Treasury is projected to be approximately 15% on an annualized basis. The dilution calculation considers the cost of the TARP Preferred Stock dividend payments, the accretion of the discount on the TARP Preferred Stock issued, and the additional common share equivalents created by the issuance of warrants on KeyCorp common shares, partially offset by the funding cost reduction provided by the additional $2.5 billion of investment funds.
Pursuant to an interim final rule issued by the Board of Governors of the Federal Reserve System on October 16, 2008, bank holding companies that issue new TARP Preferred Stock to the U.S. Treasury under the TARP Capital Purchase Program are permitted to include such capital instruments in Tier 1 capital for purposes of the Board’s risk-based and leverage capital rules and guidelines for bank holding companies.
Temporary increased deposit insurance limits. The EESA provides for a temporary increase in the FDIC standard maximum deposit insurance amount from $100,000 to $250,000. This temporary increase became effective on October 3, 2008, and expires December 31, 2009. Pursuant to the terms of the EESA, the FDIC may not take this temporary increase in limits into account when setting deposit insurance premium assessments.
FDIC Temporary Liquidity Guarantee Program
Following the EESA being signed into law, the FDIC made a systemic risk recommendation with the written concurrence of the Federal Reserve, and the Secretary of the U.S. Treasury, after consultation with President Bush. The determination of systemic risk allowed the FDIC, in accordance with the Federal Deposit Insurance Act, to announce on October 14, 2008, its Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program, as described in the Interim Rule issued October 23, 2008 (with request for comments, but effective immediately), is intended to strengthen confidence and encourage liquidity in the banking system. Under the TLG Program, the FDIC will temporarily guarantee: (1) qualifying newly issued senior unsecured debt of insured depository institutions, their U.S. holding companies and certain other affiliates of insured depository institutions designated by the FDIC (“Debt Guarantee”), and (2) funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000 (“Transaction Account Guarantee”). The Transaction Account Guarantee is effective from October 14, 2008, until January 1, 2010, provided an institution does not opt-out.
Both guarantees are being provided to eligible entities, including KeyBank and KeyCorp, at no cost until December 5, 2008. Thereafter, and absent an effective opt-out from either or both of the Debt Guarantee or Transaction Account Guarantee parts of the program, an eligible entity continuing to participate in the Debt Guarantee initially will be assessed an annualized fee of 75 basis points for its participation, and an eligible entity continuing to participate in the Transaction Account Guarantee initially will be assessed an annualized fee of 10 basis points for its participation. To the extent that these initial assessments are insufficient to cover the expenses or losses arising under the program, the FDIC is required to impose an emergency special assessment on all FDIC-insured depository institutions as prescribed by the Federal Deposit Insurance Act. Currently, management intends to continue participating in both the Debt Guarantee and Transaction Account Guarantee parts of the program following the initial period.
Under the Debt Guarantee, qualifying senior unsecured debt newly issued by a participating eligible entity during the period from October 14, 2008, to June 30, 2009, inclusive, is covered by an FDIC guarantee. The maximum amount of debt that an eligible entity can issue under the guarantee is 125% of the par value of the eligible entity’s qualifying senior unsecured debt, excluding debt extended to affiliates, outstanding as of September 30, 2008, and scheduled to mature by June 30, 2009. For FDIC-guaranteed debt issued on or before June 30, 2009, the Debt Guarantee will terminate on the earlier of the maturity of the debt or June 30, 2012. Based on Key’s qualifying debt outstanding at September 30, 2008, management estimates that at least $2.0 billion of newly issued senior unsecured KeyCorp and KeyBank debt, in the aggregate, would be covered under the Debt Guarantee, and possibly additional amounts depending upon certain factors. Qualifying senior unsecured debt means unsecured borrowing that is evidenced by a written agreement, has a specified and fixed principal amount to be paid on demand or on a date certain, is noncontingent, and is not by its terms subordinated to any other liability. Such senior unsecured debt includes, for example, federal funds purchased, promissory notes, commercial paper, unsubordinated unsecured notes, certificates of deposit standing to the credit of an insured depository institution or a depository institution regulated by a foreign bank supervisory agency, and Eurodollar deposits standing to the credit of an insured depository institution or a depository institution regulated by a foreign bank supervisory agency.
Under the Transaction Account Guarantee, a qualifying noninterest-bearing transaction account is a transaction account that is maintained at an FDIC-insured depository institution, with respect to which interest is neither paid nor accrued, and on which the institution does not reserve the right to require advance notice of an intended withdrawal. Such accounts typically include, but are not limited to, payment-processing accounts such as payroll accounts. In addition, in the case of funds swept from a qualifying noninterest-bearing transaction account to a noninterest-bearing savings deposit account, the FDIC will treat the swept funds as being in a noninterest-bearing transaction account and guaranteed under this part of the program.

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

The amount of net interest income at risk is measured by simulating the change in the level of net interest income that would occur if the federal funds target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion, but not as dramatically. Short-term interest rates were relatively low at September 30, 2008, and as a result management modified the standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 150 basis points over nine months and no change over the following three months. Management then compares the amount of net interest income at risk to the base case of an unchanged interest rate environment. The analysis also considers sensitivity to changes in a number of other variables, including other market interest rates and deposit mix. In addition, management assesses the potential effect of different shapes in the yield curve, including a sustained flat yield curve and an inverted slope yield curve. (The yield curve depicts the relationship between the yield on a particular type of security and its term to maturity.) Management also performs stress tests to measure the effect on net interest income of an immediate change in market interest rates, as well as changes in assumptions related to the pricing of deposits without contractual maturities, prepayments on loans and securities, and loan and deposit growth.
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
Figure 27 presents the results of the simulation analysis at September 30, 2008 and 2007. At September 30, 2008, Key’s simulated exposure to a change in short-term rates was modestly asset-sensitive. ALCO policy guidelines for risk management call for corrective measures if simulation modeling demonstrates that a gradual increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. As shown in Figure 27, Key is operating within these guidelines.
Figure 27. Simulated Change in Net Interest Income

September 30, 2008

Basis point change assumption (short-term rates)	-150	+200
ALCO policy guidelines	-2.00%	-2.00%

Interest rate risk assessment	+.45%	+.34%

September 30, 2007

Basis point change assumption (short-term rates)	-200	+200
ALCO policy guidelines	-2.00%	-2.00%

Interest rate risk assessment	+1.65%	-.52%

From September 2007 through October 2008, the Federal Reserve reduced the federal funds target rate by 425 basis points. During 2007, Key’s interest rate risk exposure gradually changed from relatively neutral to modestly liability-sensitive. During the third quarter of 2008, Key’s exposure to rising interest rates shifted to modestly asset-sensitive as client preferences resulted in significant growth of fixed-rate certificates of deposit. Exposure to declining interest rates indicates that there is a modest level of potential benefit. Key’s current interest rate risk position could fluctuate to higher or lower levels of risk depending on the actual volume, mix and maturity of loan and deposit flows, the relationship between certain money market interest rates, the ability to administer pricing of certain deposit accounts as projected in the simulation model, and hedging opportunities. Any further hedging activities will be based upon an assessment of the competitive deposit pricing environment and the outlook for the interbank lending market. Key proactively evaluates the need to revise its interest rate risk profile as changes occur in business flows and the outlook for the economy.

Management also conducts simulations that measure the effect of changes in market interest rates in the second year of a two-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, management simulates changes to the economic value of equity as discussed in the following section.
Economic value of equity modeling. Economic value of equity (“EVE”) complements net interest income simulation analysis since it provides estimates of risk exposure beyond twelve and twenty-four month horizons. EVE measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to changes in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets and liabilities. Under the current level of market interest rates, the calculation of EVE under an immediate 200 basis point decrease in interest rates results in certain interest rates declining to zero percent, and a less than 200 basis point decrease in certain yield curve term points. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as management’s expectations. Management takes corrective measures so that Key’s EVE will not decrease by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. Key is operating within these guidelines.
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
Figure 28 shows all swap positions held by Key for asset/liability management (“A/LM”) purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed, pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps changes frequently with changes in balance sheet positions selected to be hedged, and with changes to broader asset/liability management objectives. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 14 (“Derivatives and Hedging Activities”), which begins on page 32.
Figure 28. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2008					September 30, 2007
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable — conventional A/LM [a]	$11,138	$73	1.5	3.9%	2.5%	$7,138	$35
Receive fixed/pay variable — conventional debt	5,894	197	19.9	5.6	3.1	4,814	(9)
Receive fixed/pay variable — forward starting	—	—	—	—	—	4,100	32
Pay fixed/receive variable — conventional debt	874	(26)	4.2	4.2	4.8	974	(7)
Foreign currency — conventional debt	2,659	(215)	2.2	5.3	3.0	2,707	313

Total portfolio swaps	$20,565	$29	7.0	4.6%	2.8%	$19,733	$364

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
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

Key manages exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Risk Capital Committee. At September 30, 2008, the aggregate one-day trading limit set by the committee was $6.4 million. Key is operating within these constraints. During the first nine months of 2008, Key’s aggregate daily average, minimum and maximum VAR amounts were $2.5 million, $1.7 million and $4.3 million, respectively. During the same period one year ago, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.1 million, $.7 million and $2.1 million, respectively.
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
From time to time, KeyCorp or its principal subsidiary, KeyBank, may seek to retire or repurchase outstanding debt of KeyCorp or KeyBank and trust preferred securities of KeyCorp through cash purchase, privately negotiated transactions or otherwise. Such transactions, if any, depend on prevailing market conditions, Key’s liquidity and capital requirements, contractual restrictions and other factors. The amounts involved may be material.
Key uses several tools as described on page 49 of the 2007 Annual Report to Shareholders to actively manage and maintain liquidity on an ongoing basis.
Key generates cash flows from operations, and from investing and financing activities. Since December 31, 2006, prepayments and maturities of securities available for sale have been the primary sources of cash from investing activities. Securities sold in connection with the repositioning of the securities portfolio also provided significant cash inflow during the first quarter of 2007. Investing activities such as lending and purchases of new securities have required the greatest use of cash.
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
The Consolidated Statements of Cash Flows on page 6 summarize Key’s sources and uses of cash by type of activity for the nine-month periods ended September 30, 2008 and 2007.
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
Management performs stress tests to determine the effect that a potential downgrade in Key’s debt ratings or other market disruptions could have on liquidity over various time periods. These debt ratings, which are presented in Figure 29 on page 85, have a direct impact on Key’s cost of funds and ability to raise funds under normal as well as adverse conditions. The results of the stress tests indicate that, following the occurrence of an adverse event, Key could continue to meet its financial obligations and to fund its operations for at least one year. The stress test scenarios include major disruptions to Key’s access to funding markets and consider the potential adverse effect on cash flows. To compensate for the effect of these assumed liquidity pressures, management considers alternative sources of liquidity over different time periods to project how fluctuations on the balance sheet would be managed. Key actively manages several alternatives for enhancing liquidity, including generating client deposits, securitizing or selling loans, extending the level or maturity of wholesale borrowings, purchasing deposits from other banks, and developing relationships with fixed income investors in a variety of markets. Management also measures Key’s capacity to borrow using various debt instruments and funding markets.
Certain credit markets in which Key participates and relies upon as sources of funding have been significantly disrupted and highly volatile since July 2007. As a means of maintaining adequate liquidity, Key, like many other financial institutions, has relied more heavily on the liquidity and stability present in the short-term and secured credit markets since access to unsecured term debt has been restricted. Short-term funding has been available and cost effective. However, if further market disruption were to also reduce the cost effectiveness and availability of these funds for a prolonged period of time, management may need to secure other funding alternatives.
Key maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements and eurodollars), and also has secured borrowing facilities established at the Federal Home Loan Bank of Cincinnati, the U.S. Treasury Department and the Federal Reserve Bank of Cleveland to facilitate short-term liquidity requirements. Key’s unused secured borrowing capacity as of October 1 was $20.6 billion at the Federal Reserve Bank and $1.8 billion at the Federal Home Loan Bank.
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
The parent company has met its liquidity requirements principally through receiving regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year up to the date of dividend declaration. During the first nine months of 2008, KeyBank did not pay any dividends to the parent, and nonbank subsidiaries paid the parent a total of $11 million in dividends. As of the close of business on September 30, 2008, KeyBank would not have been permitted to pay dividends to the parent without prior regulatory approval since the bank had a year-to-date net loss of $898 million. During the third and second quarters of 2008, the parent made capital infusions of $100 million and $500 million, respectively, to KeyBank in the form of cash.
The parent company generally maintains excess funds in interest-bearing deposits in an amount sufficient to meet projected debt maturities over the next twelve months. At September 30, 2008, the parent company held $2.3 billion in short-term investments, which management projected to be sufficient to meet debt repayment obligations over a period of approximately 60 months.
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
As part of the over-allotment granted to the underwriters in conjunction with the issuance of preferred stock and common shares, the parent company issued 7 million additional common shares and 75,000 additional shares of noncumulative perpetual convertible preferred stock on July 11, 2008. The proceeds received as a result of these issuances totaled approximately $90 million.
On October 24, 2008, the U.S. Treasury informed KeyCorp that it has preliminary approval to participate in the U.S. Treasury’s TARP Capital Purchase Program. Under the TARP Capital Purchase Program, the U.S. Treasury would purchase $2.5 billion of senior preferred stock and warrants to purchase common shares of KeyCorp. KeyCorp anticipates receipt of the additional capital by December 31, 2008, based upon the U.S. Treasury’s previous announcements. Additional information related to the TARP Capital Purchase Program is included in the Capital section under the heading “Emergency Economic Stabilization Act of 2008” on page 77.
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
Bank note program. KeyBank’s bank note program provides for the issuance of up to $20.0 billion of notes. These notes may have original maturities from thirty days up to thirty years. KeyBank issued $555 million of notes under this program during the first nine months of 2008. At September 30, 2008, $17.5 billion was available for future issuance.
Euro medium-term note program. Under Key’s euro medium-term note program, the parent company and KeyBank may issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KeyBank and $1.0 billion by the parent company). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars or foreign currencies. Key issued $26 million of notes under this program during the first nine months of 2008. At September 30, 2008, $7.3 billion was available for future issuance.
KeyCorp shelf registration, including medium-term note program. In June 2008, the parent company filed an updated shelf registration statement with the Securities and Exchange Commission under revised rules that allow for the registration of various types of debt and equity securities without limitations on the aggregate amounts available for issuance. At September 30, 2008, KeyCorp’s Board had authority to issue up to $2.8 billion of additional debt and/or equity securities. In conjunction with the filing of the shelf registration, on June 20, 2008, the parent company filed an updated prospectus supplement, renewing its medium-term note program under which the company may issue notes with original maturities of nine months or more. The parent company issued $750 million of medium-term notes during the first nine months of 2008.
Commercial paper. The parent company has a commercial paper program that provides funding availability of up to $500 million. As of September 30, 2008, there were no borrowings outstanding under this program.
KeyBank has a separate commercial paper program at a Canadian subsidiary that provides funding availability of up to C$1.0 billion in Canadian currency. The borrowings under this program can be denominated in Canadian or U.S. dollars. As of September 30, 2008, borrowings outstanding under this commercial paper program totaled C$87 million in Canadian currency. As of September 30, 2008, there were no borrowings outstanding in U.S. currency.
Key’s debt ratings are shown in Figure 29. Management believes that these debt ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to effect future offerings of securities that would be marketable to investors at a competitive cost. Current conditions in the capital markets are not normal, and for regional banking institutions, such as Key, access to the capital markets for unsecured term debt continues to be severely restricted, with investors requiring historically wide spreads over “benchmark” U.S. Treasury obligations.
Figure 29. Debt Ratings

Enhanced
		Senior	Subordinated		Trust
	Short-Term	Long-Term	Long-Term	Capital	Preferred
September 30, 2008	Borrowings	Debt	Debt	Securities	Securities

KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	A-	BBB+	BBB	BBB
Moody’s	P-1	A2	A3	A3	A3
Fitch	F1	A	A-	A-	A-
DBRS	R-1 (low)	A	A (low)	N/A	A (low)

KEYBANK
Standard & Poor’s	A-1	A	A-	N/A	N/A
Moody’s	P-1	A1	A2	N/A	N/A
Fitch	F1	A	A-	N/A	N/A
DBRS	R-1 (middle)	A (high)	A	N/A	N/A

KEY NOVA SCOTIA FUNDING COMPANY (“KNSF”)
DBRS [a]	R-1 (middle)	A (high)	N/A	N/A	N/A

(a) Reflects the guarantee by KeyBank of KNSF’s issuance of Canadian commercial paper.
N/A = Not Applicable

FDIC Temporary Liquidity Guarantee Program
On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program pursuant to which the FDIC intends to strengthen confidence and encourage liquidity in the banking system by temporarily guaranteeing: (1) qualifying newly issued senior unsecured debt of insured depository institutions, their U.S. holding companies and certain other affiliates of insured depository institutions designated by the FDIC, and (2) funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000.
More specific information regarding this program and Key’s intention to participate is included in the Capital section under the heading “FDIC Temporary Liquidity Guarantee Program” on page 78.
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
Key actively manages the overall loan portfolio in a manner consistent with asset quality objectives. This process entails the use of credit derivatives — primarily credit default swaps — to mitigate Key’s credit risk. Credit default swaps enable Key to transfer a portion of the credit risk associated with a particular extension of credit to a third party, and to manage portfolio concentration and correlation risks. At September 30, 2008, Key used credit default swaps with a notional amount of $1.3 billion to manage the credit risk associated with specific commercial lending obligations. Occasionally, Key will provide credit protection to other lenders through the sale of credit default swaps. These credit default swaps — primarily an investment-grade diversified dealer-traded basket of credit default swaps — are used to offset or reduce the magnitude of any change in the fair value of the credit default swaps used to mitigate credit risk. These transactions may generate fee income and can diversify and reduce overall portfolio credit risk volatility. At September 30, 2008, the notional amount of credit default swaps sold by Key was $343 million.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps added $3 million to Key’s operating results for the nine-month period ended September 30, 2008.
Other actions used to manage the loan portfolio include loan securitizations, portfolio swaps, or bulk purchases and sales. The overarching goal is to continually manage the loan portfolio within a specified range of asset quality.
Selected asset quality statistics for Key for each of the past five quarters are presented in Figure 30. The factors that drive these statistics are discussed in the remainder of this section.

Figure 30. Selected Asset Quality Statistics

	2008			2007
dollars in millions	Third	Second	First	Fourth	Third

Net loan charge-offs	$273	$524	$121	$119	$59
Net loan charge-offs to average loans from continuing operations	1.43%	2.75%	.67%	.67%	.35%
Nonperforming loans at period end	$967	$814	$1,054	$687	$498
Nonperforming loans to period-end portfolio loans	1.26%	1.07%	1.38%	.97%	.72%
Nonperforming assets at period end	$1,239	$1,210	$1,115	$764	$570
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.61%	1.59%	1.46%	1.08%	.83%
Allowance for loan losses	$1,554	$1,421	$1,298	$1,200	$955
Allowance for loan losses to period-end loans	2.03%	1.87%	1.70%	1.69%	1.38%
Allowance for loan losses to nonperforming loans	160.70	174.57	123.15	174.67	191.77

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
At September 30, 2008, the levels of watch assets and criticized assets were higher than they were a year earlier. Both watch and criticized levels increased in most of the commercial lines of business. The most significant increase occurred in the Real Estate Capital and Corporate Banking Services line of business, due principally to deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio.
Allowance for loan losses. The allowance for loan losses at September 30, 2008, was $1.554 billion, or 2.03% of loans, and included the impact of $32 million of allowance added in the January 1, 2008, acquisition of U.S.B. Holding Co., Inc. and an additional provision for loan losses recorded in connection with the March 2008 transfer of $3.3 billion of education loans from held-for-sale status to the loan portfolio. This compares to an allowance of $955 million, or 1.38%, at September 30, 2007. The allowance includes $193 million that was specifically allocated for impaired loans of $678 million at September 30, 2008, compared to $11 million that was allocated for impaired loans of $35 million one year ago. For more information about impaired loans, see Note 9 (“Nonperforming Assets and Past Due Loans”) on page 24. At September 30, 2008, the allowance for loan losses was 160.70% of nonperforming loans, compared to 191.77% at September 30, 2007.
Management estimates the appropriate level of the allowance for loan losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 67 of Key’s 2007 Annual Report to Shareholders. Briefly, management estimates the appropriate level of Key’s allowance for loan losses by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors, such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. If an impaired loan has an outstanding balance greater than $2.5 million, management conducts further analysis to determine the probable loss content, and assigns a specific allowance to the loan if deemed appropriate, considering the results of the analysis and other relevant factors. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if management remains uncertain about whether the loan will be repaid in full. The allowance for loan losses at September 30, 2008, represents management’s best estimate of the losses inherent in the loan portfolio at that date.

As shown in Figure 31, Key’s allowance for loan losses increased by $599 million, or 63%, during the past twelve months. This increase was attributable primarily to deteriorating conditions in the commercial real estate portfolio, and in the commercial and financial portfolio within the Real Estate Capital and Corporate Banking Services line of business. Also contributing to the increase was the impact of the U.S.B. Holding Co., Inc. acquisition and the March 2008 transfer of education loans from held-for-sale status to the loan portfolio. During the third quarter of 2008, Key experienced further deterioration in the credit quality of those education loans that are not guaranteed by the federal government. Key also determined that it will limit new education loans to those backed by government guarantee, but continue to honor existing loan commitments.
Figure 31. Allocation of the Allowance for Loan Losses

	September 30, 2008			December 31, 2007			September 30, 2007
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$512	33.0%	35.5%	$392	32.6%	35.0%	$345	36.1%	33.6%
Real estate — commercial mortgage	243	15.6	13.8	206	17.2	13.6	156	16.4	13.4
Real estate — construction [a]	274	17.6	10.0	326	27.2	11.4	174	18.2	11.9
Commercial lease financing	159	10.2	12.3	125	10.4	14.4	123	12.9	15.0

Total commercial loans	1,188	76.4	71.6	1,049	87.4	74.4	798	83.6	73.9
Real estate — residential mortgage	5	.4	2.5	7	.6	2.3	11	1.1	2.3
Home equity:
Community Banking	45	2.9	13.0	53	4.4	13.6	56	5.9	14.0
National Banking	45	2.9	1.4	19	1.6	1.8	19	2.0	1.8

Total home equity loans	90	5.8	14.4	72	6.0	15.4	75	7.9	15.8
Consumer other — Community Banking	36	2.3	1.7	31	2.6	1.8	30	3.1	1.9
Consumer other — National Banking:
Marine	65	4.2	4.6	28	2.3	5.1	29	3.0	5.1
Education [b]	164	10.5	4.8	5	.4	.5	4	.4	.5
Other	6	.4	.4	8	.7	.5	8	.9	.5

Total consumer other — National Banking	235	15.1	9.8	41	3.4	6.1	41	4.3	6.1

Total consumer loans	366	23.6	28.4	151	12.6	25.6	157	16.4	26.1

Total	$1,554	100.0%	100.0%	$1,200	100.0%	100.0%	$955	100.0%	100.0%

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	On March 31, 2008, Key transferred $3.3 billion of education loans from loans held for sale to the loan portfolio.
Key’s provision for loan losses from continuing operations was $407 million for the third quarter of 2008, compared to $69 million for the year-ago quarter. The increase in the provision was due primarily to a higher level of net loan charge-offs recorded in the commercial real estate portfolio. As previously reported, Key has undertaken a process to reduce its exposure in the residential properties segment of its construction loan portfolio through the planned sale of certain loans. In conjunction with these efforts, Key transferred $384 million of commercial real estate loans ($719 million, net of $335 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in June. As of June 30, 2008, sales had closed on $44 million of these loans, and $340 million remained to be sold. During the third quarter, Key continued to work with bidders to finalize sales terms and documentation. However, continued disruption in the financial markets has precluded the ability of certain potential buyers to obtain the necessary funding. As shown in Figure 32, the balance of this portfolio was reduced to $133 million at September 30, 2008, as a result of cash proceeds received from loan sales, transfers to OREO, and both realized and unrealized losses. Key is continuing to pursue the sale of the remaining loans, all of which are on nonperforming status.

Figure 32. Loans Held for Sale – Residential
Properties Segment of Construction Loan Portfolio

in millions

Balance at June 30, 2008	$340
Cash proceeds from loan sales	(135)
Loans transferred to OREO	(35)
Realized and unrealized losses	(31)
Payments	(6)

Balance at September 30, 2008	$133

Net loan charge-offs. Net loan charge-offs for the third quarter of 2008 were $273 million, or 1.43% of average loans from continuing operations. These results compare to net charge-offs of $59 million, or .35%, for the same period last year. Figure 33 shows the composition of Key’s loan charge-offs and recoveries by type of loan, while the trend in Key’s net loan charge-offs by loan type is presented in Figure 34. As shown in Figure 34, the level of net charge-offs in each of the loan categories presented exceeded the level reported for the year-ago quarter, with the largest increase coming from the residential properties segment of the real estate construction portfolio. The higher level of net charge-offs in this portfolio reflects the actions taken by Key to sell certain loans. The largest increase in net charge-offs in the consumer portfolio derived from education loans, reflecting the weakening economic environment and the March 2008 transfer of $3.3 billion of education loans from loans held for sale to the loan portfolio.

Figure 33. Summary of Loan Loss Experience

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions	2008	2007	2008	2007

Average loans outstanding from continuing operations	$76,171	$67,680	$75,174	$66,562

Allowance for loan losses at beginning of period	$1,421	$945	$1,200	$944
Loans charged off:
Commercial, financial and agricultural	75	33	200	80

Real estate — commercial mortgage	21	2	40	13
Real estate — construction	80	7	445	10

Total commercial real estate loans [a,b]	101	9	485	23
Commercial lease financing	24	11	57	33

Total commercial loans	200	53	742	136
Real estate — residential mortgage	2	1	8	3
Home equity:
Community Banking	10	5	28	15
National Banking	12	4	30	10

Total home equity loans	22	9	58	25
Consumer other — Community Banking	11	8	31	23
Consumer other — National Banking:
Marine	20	8	55	22
Education [c]	41	1	98	3
Other	4	2	10	6

Total consumer other — National Banking	65	11	163	31

Total consumer loans	100	29	260	82

Total loans	300	82	1,002	218

Recoveries:
Commercial, financial and agricultural	13	11	41	24

Real estate — commercial mortgage	1	—	1	4
Real estate — construction	1	1	2	1

Total commercial real estate loans [b]	2	1	3	5
Commercial lease financing	5	3	15	10

Total commercial loans	20	15	59	39
Real estate — residential mortgage	—	—	1	1
Home equity:
Community Banking	1	1	2	3
National Banking	—	—	1	1

Total home equity loans	1	1	3	4
Consumer other — Community Banking	1	3	4	6
Consumer other — National Banking:
Marine	4	3	13	9
Education	1	—	2	1
Other	—	1	2	2

Total consumer other — National Banking	5	4	17	12

Total consumer loans	7	8	25	23

Total loans	27	23	84	62

Net loans charged off	(273)	(59)	(918)	(156)
Provision for loan losses from continuing operations	407	69	1,241	166
Allowance related to loans acquired, net	—	—	32	—
Foreign currency translation adjustment	(1)	—	(1)	1

Allowance for loan losses at end of period	$1,554	$955	$1,554	$955

Net loan charge-offs to average loans from continuing operations	1.43%	.35%	1.63%	.31%
Allowance for loan losses to period-end loans	2.03	1.38	2.03	1.38
Allowance for loan losses to nonperforming loans	160.70	191.77	160.70	191.77

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	See Figure 18 and the accompanying discussion on pages 67 and 68 for more information related to Key’s commercial real estate portfolio.

(c)	On March 31, 2008, Key transferred $3.3 billion of education loans from loans held for sale to the loan portfolio.

Figure 34. Net Loan Charge-offs

	2008				2007
dollars in millions	Third	Second		First	Fourth	Third

Commercial, financial and agricultural	$62	$61		$36	$35	$22
Real estate — commercial mortgage	20	15		4	1	2
Real estate — construction	79	339	[a]	25	44	6
Commercial lease financing	19	14		9	6	8

Total commercial loans	180	429		74	86	38
Home equity — Community Banking	9	9		8	6	4
Home equity — National Banking	12	10		7	6	4
Marine	16	10		16	8	5
Education	40	54	[b]	2	2	1
Other	16	12		14	11	7

Total consumer loans	93	95		47	33	21

Total net loan charge-offs	$273	$524		$121	$119	$59

Net loan charge-offs to average loans from continuing operations	1.43%	2.75%		.67%	.67%	.35%

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	On March 31, 2008, Key transferred $3.3 billion of education loans from loans held for sale to the loan portfolio.
Based on the general expectation for tight credit markets to continue, management expects Key’s net loan charge-offs for the fourth quarter of 2008 to be in the range of 1.40% to 1.70% of average loans.
Nonperforming assets. Figure 35 shows the composition of Key’s nonperforming assets. These assets totaled $1.239 billion at September 30, 2008, and represented 1.61% of portfolio loans, other real estate owned and other nonperforming assets, compared to $764 million, or 1.08%, at December 31, 2007, and $570 million, or .83%, at September 30, 2007.
As shown in Figure 35, the growth in nonperforming assets over the past twelve months was attributable to a higher level of nonperforming loans caused largely by deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio. The majority of the increase in this segment relates to loans outstanding in Florida and southern California. Also contributing to the rise in nonperforming assets was an increase in the level of commercial loans (principally to businesses tied to residential construction) on nonaccrual status. The increase in commercial loans on nonperforming status that occurred during the third quarter of 2008 was due primarily to automobile floor-plan lending.
The decrease in nonperforming loans and the increase in nonperforming assets during the second quarter of 2008 were due primarily to the transfer of commercial real estate construction loans to held-for-sale status.
At September 30, 2008, Key’s 20 largest nonperforming loans totaled $432 million, representing 45% of total loans on nonperforming status. The level of Key’s delinquent loans rose over the past twelve months, reflecting the deterioration in the housing market.

Figure 35. Summary of Nonperforming Assets and Past Due Loans

	September 30,	June 30,		March 31,	December 31,	September 30,
dollars in millions	2008	2008		2008	2007	2007

Commercial, financial and agricultural	$309	$259		$147	$84	$94

Real estate — commercial mortgage	119	107		113	41	41
Real estate — construction	334	256		610	415	228

Total commercial real estate loans [a]	453	363	[b]	723	456	269
Commercial lease financing	55	57		38	28	30

Total commercial loans	817	679		908	568	393
Real estate — residential mortgage	35	32		34	28	29
Home equity:
Community Banking	70	61		60	54	50
National Banking	16	14		14	12	11

Total home equity loans	86	75		74	66	61
Consumer other — Community Banking	3	2		2	2	2
Consumer other — National Banking:
Marine	22	20		20	20	12
Education	3	4		15	2	—
Other	1	2		1	1	1

Total consumer other — National Banking	26	26		36	23	13

Total consumer loans	150	135		146	119	105

Total nonperforming loans	967	814		1,054	687	498

Nonperforming loans held for sale	169	342	[b]	9	25	6

OREO	64	26		29	21	21
Allowance for OREO losses	(4)	(2)		(2)	(2)	(1)

OREO, net of allowance	60	24		27	19	20

Other nonperforming assets [c]	43	30		25	33	46

Total nonperforming assets	$1,239	$1,210		$1,115	$764	$570

Accruing loans past due 90 days or more	$328	$367		$283	$231	$190
Accruing loans past due 30 through 89 days	937	852		1,169	843	717

Nonperforming loans to period-end portfolio loans	1.26%	1.07%		1.38%	.97%	.72%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.61	1.59		1.46	1.08	.83

(a)	See Figure 18 and the accompanying discussion on pages 67 and 68 for more information related to Key’s commercial real estate portfolio.

(b)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(c)	Primarily investments held by the Private Equity unit within Key’s Real Estate Capital and Corporate Banking Services line of business.

Figure 36 shows credit exposure by industry classification in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans.” The types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are summarized in Figure 37.
Figure 36. Commercial, Financial and Agricultural Loans

				Nonperforming Loans
September 30, 2008	Total		Loans		% of Loans
dollars in millions	Commitments	[a]	Outstanding	Amount	Outstanding

Industry classification:
Services	$11,992		$4,389	$9	.2%
Manufacturing	10,161		4,263	67	1.6
Public utilities	4,919		1,386	1	.1
Financial services	4,766		1,831	—	—
Wholesale trade	3,886		1,978	10	.5
Dealer floor plan	3,655		2,402	59	2.5
Property management	3,289		1,757	55	3.1
Retail trade	2,932		1,321	11	.8
Building contractors	2,150		931	44	4.7
Insurance	2,058		311	—	—
Transportation	1,930		1,416	33	2.3
Mining	1,211		595	—	—
Public administration	1,031		406	—	—
Agriculture/forestry/fishing	898		531	1	.2
Communications	786		326	7	2.1
Individuals	20		13	—	—
Other	3,788		3,351	12	.4

Total	$59,472		$27,207	$309	1.1%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 37. Summary of Changes in Nonperforming Loans

	2008			2007
in millions	Third	Second	First	Fourth	Third

Balance at beginning of period	$814	$1,054	$687	$498	$276
Loans placed on nonaccrual status	530	789	566	378	337
Charge-offs	(300)	(547)	(144)	(147)	(81)
Loans sold	(1)	(48)	—	(13)	(6)
Payments	(43)	(86)	(32)	(17)	(13)
Transfers to OREO	—	—	(10)	(5)	(12)
Transfer to nonperforming loans held-for-sale	(30)	(342)	(8)	—	—
Loans returned to accrual status	(3)	(6)	(5)	(7)	(3)

Balance at end of period	$967	$814	$1,054	$687	$498

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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The information presented in the Market Risk Management section, which begins on page 79 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.
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
Item 1A. Risk Factors
The following have been added to Key’s list of risk factors affecting its business since the filing of its Form 10-K for the year ended December 31, 2007.
Current levels of market volatility are unprecedented
The capital and credit markets, including the fixed income markets, have been experiencing volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that Key will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations.
There can be no assurance that the EESA providing broad authority to the Secretary of the U.S. Treasury Department to restore liquidity and stability to the United States financial system will help stabilize the U.S. financial system
On October 3, 2008, President Bush signed into law the EESA. The legislation was in response to the ongoing financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the TARP provisions of the EESA, the U.S. Treasury Department has authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance as to the actual impact that the EESA or its programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect Key’s business, financial condition, results of operations, access to credit or the trading price of Key’s common shares.
The soundness of other financial institutions could adversely affect Key
Key’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services to institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Key has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to marketwide liquidity problems and could lead to losses or defaults by Key or by other institutions. Many of these transactions expose Key to credit risk in the event of default of its counterparty or client. In addition, Key’s credit risk may be exacerbated when the collateral held by Key cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due Key. There is no assurance that any such losses would not materially and adversely affect Key’s results of operations.
Difficult market conditions have adversely affected the financial services industry, including Key’s business and results of operations
Dramatic declines in the housing market over the past fifteen months, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including to other financial institutions. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. Accordingly, the resulting lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect Key’s business, financial condition and results of operations.
As a result of the challenges presented by economic conditions, Key may face the following risks in connection with these events:
♦	Key expects to face increased regulation of its industry, including heightened legal standards and regulatory requirements or expectations imposed in connection with EESA. Compliance with such regulation will likely increase Key’s costs and may limit its ability to pursue business opportunities.

♦	Key’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage, and underwrite its customers become less predictive of future behaviors due to fundamental changes in economic conditions of the U.S. economy.

♦	The process Key uses to estimate losses inherent in its credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of Key’s borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

♦	Key’s ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

♦	Key expects competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies. Should competition in the financial services industry intensify, Key’s ability to market its products and services may be adversely affected.

♦	Key will likely be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The discussion related to Key’s common share repurchase activities in the section entitled “Capital,” which begins on page 74 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.
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

KEYCORP

(Registrant)

Date: November 7, 2008	/s/ Robert L. Morris

	By:	Robert L. Morris
Chief Accounting Officer