Form 10-K
period 2008-12-31
KEYCORP /NEW/
filed 2009-02-27
CIK 91576

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 1-11302

Exact name of Registrant as specified in its charter:

Ohio	34-6542451

State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
127 Public Square, Cleveland, Ohio	44114

Address of principal executive offices:

(216) 689-6300
Registrant’s telephone number, including area code:

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Shares, $1 par value	New York Stock Exchange
7.750% Non-Cumulative Perpetual Convertible Preferred Stock, Series A	New York Stock Exchange
5.875% Trust Preferred Securities, issued by KeyCorp Capital V, including Junior Subordinated Debentures of KeyCorp and Guarantee of KeyCorp[1]	New York Stock Exchange[2]
6.125% Trust Preferred Securities, issued by KeyCorp Capital VI, including Junior Subordinated Debentures of KeyCorp and Guarantee of KeyCorp[1]	New York Stock Exchange[2]
5.700% Trust Preferred Securities, issued by KeyCorp Capital VII, including Junior Subordinated Debentures of KeyCorp and Guarantee of KeyCorp[1]	New York Stock Exchange[2]
7.000% Enhanced Trust Preferred Securities, issued by KeyCorp Capital VIII, including Junior Subordinated Debentures of KeyCorp and Guarantee of KeyCorp[1]	New York Stock Exchange[2]
6.750% Enhanced Trust Preferred Securities, issued by KeyCorp Capital IX, including Junior Subordinated Debentures of KeyCorp and Guarantee of KeyCorp[1]	New York Stock Exchange[2]
8.000% Enhanced Trust Preferred Securities, issued by KeyCorp Capital X, including Junior Subordinated Debentures of KeyCorp and Guarantee of KeyCorp[1]	New York Stock Exchange[2]

[1]	The Subordinated Debentures and the Guarantee are issued by KeyCorp. The Trust Preferred Securities and the Enhanced Trust Preferred Securities are issued by the individual trusts.

[2]	The Subordinated Debentures and Guarantee of KeyCorp have been registered on the New York Stock Exchange only in connection with the trading of the Trust Preferred Securities and the Enhanced Trust Preferred Securities and not for independent trading.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant is approximately $5,332,568,825.88 (based on the June 30, 2008, closing price of Common Shares of $10.98 as reported on the New York Stock Exchange). As of February 23, 2009, there were 494,705,197 Common Shares outstanding.

Certain specifically designated portions of KeyCorp’s 2008 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

KeyCorp

2008 FORM 10-K ANNUAL REPORT

Item		Page
Number		Number

PART I
1	Business	1
1A	Risk Factors	11
1B	Unresolved Staff Comments	23
2	Properties	23
3	Legal Proceedings	23
4	Submission of Matters to a Vote of Security Holders	23

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
6	Selected Financial Data	24
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
7A	Quantitative and Qualitative Disclosures About Market Risk	24
8	Financial Statements and Supplementary Data	24
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
9A	Controls and Procedures	24
9B	Other Information	24

PART III
10	Directors, Executive Officers and Corporate Governance	25
11	Executive Compensation	25
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
13	Certain Relationships and Related Transactions, and Director Independence	25
14	Principal Accountant Fees and Services	25

PART IV
15	Exhibits and Financial Statement Schedules	26
	Signatures	30
	Exhibits
EX-10.1
EX-10.2
EX-10.3
EX-10.7
EX-10.13
EX-10.16
EX-10.18
EX-10.19
EX-10.20
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.30
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-10.41
EX-10.43
EX-10.46
EX-10.54
EX-10.56
EX-10.57
EX-12
EX-13
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

ITEM 1.	BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. It is a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and is one of the nation’s largest bank-based financial services companies, with consolidated total assets of $104.531 billion at December 31, 2008. KeyCorp is the parent holding company for KeyBank National Association (“KeyBank”), its principal subsidiary, through which most of its banking services are provided. Through KeyBank and certain other subsidiaries, KeyCorp provides a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance and investment banking products and services to individual, corporate and institutional clients through two major business groups, Community Banking and National Banking. As of December 31, 2008, these services were provided across the country through KeyBank’s 986 full-service retail banking branches (“branches”) in fourteen states, additional offices, a telephone banking call center services group and a network of 1,478 automated teller machines (“ATMs”) in sixteen states. Additional information pertaining to KeyCorp’s two business groups is included in the “Line of Business Results” section beginning on page 28 and in Note 4 (“Line of Business Results”) beginning on page 88 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto) and is incorporated herein by reference. KeyCorp and its subsidiaries had an average of 18,095 full-time-equivalent employees during 2008.

In addition to the customary banking services of accepting deposits and making loans, KeyCorp’s bank and trust company subsidiaries offer personal and corporate trust services, personal financial services, access to mutual funds, cash management services, investment banking and capital markets products, and international banking services. Through its subsidiary banks, trust company and registered investment adviser subsidiaries, KeyCorp provides investment management services to clients that include large corporate and public retirement plans, foundations and endowments, high-net-worth individuals and multiemployer trust funds established for providing pension, vacation or other benefits to employees.

KeyCorp provides other financial services — both within and outside of its primary banking markets — through nonbank subsidiaries. These services include accident, health, and credit-life insurance on loans made by KeyBank, principal investing, community development financing, securities underwriting and brokerage, and merchant services. KeyCorp is an equity participant in a joint venture that provides merchant services to businesses.

KeyCorp is a legal entity separate and distinct from its banks and other subsidiaries. Accordingly, the right of KeyCorp, its security holders and its creditors to participate in any distribution of the assets or earnings of KeyCorp’s banks and other subsidiaries is subject to the prior claims of the respective creditors of such banks and other subsidiaries, except to the extent that KeyCorp’s claims in its capacity as creditor of such banks and other subsidiaries may be recognized.

Additional Information

The following financial data is included in the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto) and is incorporated herein by reference as indicated below:

Description of Financial Data	Page(s)

Selected Financial Data	26
Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations	34-35
Components of Net Interest Income Changes	36
Composition of Loans	41
Remaining Final Maturities and Sensitivity of Certain Loans to Changes in Interest Rates	45
Securities Available for Sale	46
Held-to-Maturity Securities	47
Maturity Distribution of Time Deposits of $100,000 or More	48
Allocation of the Allowance for Loan Losses	62
Summary of Loan Loss Experience	64
Summary of Nonperforming Assets and Past Due Loans	66
Exit Loan Portfolio	67
Nonperforming Assets and Past Due Loans	97
Short-Term Borrowings	99

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300. Key’s website is www.key.com. The investor relations section of our website may be reached through www.key.com/aboutkey and selecting “Investor Relations.” We make available free of charge, on or through the investor relations links on our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department, are our charters for our Audit Committee, Compensation and Organization Committee, Executive Committee, Nominating and Corporate Governance Committee, and Risk Management Committee; our Corporate Governance Guidelines; our Code of Ethics governing our directors, officers and employees; and our Standards for Determining Independence of Directors. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any senior executive officer or director. Key also makes available a summary of filings made with the SEC of statements of beneficial ownership of KeyCorp’s equity securities filed by its directors and officers under Section 16 of the Securities Exchange Act of 1934, as amended.

Shareholders may obtain a copy of any of the above-referenced corporate governance documents by writing to our Investor Relations Department. Our Investor Relations Department can be contacted at Investor Relations, KeyCorp, 127 Public Square, Mailcode OH-01-27-1113, Cleveland, Ohio 44114-1306, telephone (216) 689-6300, e-mail: investor_relations@keybank.com.

Acquisitions and Divestitures

The information presented in Note 3 (“Acquisitions and Divestitures”) on page 87 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

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

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services. Consolidation efforts intensified during 2008 as the challenges of the liquidity crisis and market disruption led to redistribution of deposits and certain banking assets to stronger and larger financial institutions. Financial institutions with liquidity challenges sought mergers and the deposits and certain banking assets of the 26 banks that failed during 2008 were redistributed through the Federal Deposit Insurance Corporation’s (“FDIC”) least-cost resolution process. These factors intensified the concentration of the industry and placed increased competitive pressure on Key’s core banking products and services.

The competitive landscape was also affected by the conversion of traditional investment banks to bank holding companies. The challenges of the liquidity crisis increased the desirability of the bank holding company structure due to the access it provides to government-sponsored sources of liquidity, such as the discount window and other programs designed specifically for bank holding companies and certain of their affiliates. The financial modernization legislation enacted in November 1999, which permits commercial bank affiliates to have affiliates that underwrite and deal in securities, underwrite insurance and make merchant banking investments under certain conditions, has enabled many of the more recent structural and regulatory changes. These structural and regulatory changes intensified the competitive landscape within which Key competes, since additional institutions now have access to low cost funding. For additional information on the financial modernization legislation, see “Financial Modernization Legislation” on page 9 of this report.

Supervision and Regulation

The following discussion addresses certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information regarding Key. This regulatory framework is intended primarily to protect customers and depositors, the Deposit Insurance Fund (the “DIF”) of the FDIC and the banking system as a whole, and generally is not intended for the protection of security holders.

Set forth below is a brief discussion of selected laws, regulations and regulatory agency policies applicable to Key. This discussion is not intended to be comprehensive and is qualified in its entirety by reference to the full text of the statutes, regulations and regulatory agency policies to which this discussion refers. Changes in the applicable laws, regulations and regulatory agency policies cannot necessarily be predicted by management, yet such changes may have a material effect on Key’s business, financial condition or results of operations.

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

KeyCorp’s bank subsidiaries are also subject to extensive regulation, supervision and examination by applicable federal banking agencies. KeyCorp operates one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary whose activities are limited to those of a fiduciary. Both of KeyCorp’s national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). Because domestic deposits in KeyBank are insured (up to applicable limits) and certain deposits of KeyBank and debt obligations of KeyBank and KeyCorp are temporarily guaranteed (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over KeyBank and KeyCorp under the Federal Deposit Insurance Act (the “FDIA”).

KeyCorp also has other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve Board, as well as other applicable state and federal regulatory agencies and self-regulatory organizations. For example, KeyCorp’s brokerage and asset management subsidiaries are subject to supervision and regulation by the SEC, the Financial Industry Regulatory Authority and state securities regulators, and KeyCorp’s insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the various states. Other nonbank subsidiaries of KeyCorp are subject to laws and regulations of both the federal government and the various states in which they are authorized to do business.

Dividend Restrictions

On November 14, 2008, KeyCorp sold $2.5 billion of Fixed-Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and a Warrant to purchase 35,244,361 common shares, par value $1.00 (the “Common Shares”) to the United States Department of the Treasury (the “U.S. Treasury”) in conjunction with its Capital Purchase Program. The terms of the transaction with the U.S. Treasury include limitations on KeyCorp’s ability to pay dividends and repurchase Common Shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, KeyCorp will not be able to increase its dividends above the level paid in the third quarter of 2008, nor will KeyCorp be permitted to repurchase any of its Common Shares or preferred stock without the approval of the U.S. Treasury, subject to the availability of certain limited exceptions (e.g., for purchases in connection with benefit plans). The Federal Reserve Board also advised in its February 24, 2009 Supervisory Letter SR 09-04 that recipients of CPP funds should communicate reasonably in advance with Federal Reserve Board staff concerning how any proposed dividends, capital redemptions and capital repurchases are consistent with the requirements of CPP, and discouraged bank holding companies from using proceeds of the CPP to pay dividends on trust preferred securities or repay debt obligations.

In addition, various statutory and regulatory provisions limit the amount of dividends that may be paid to KeyCorp by its bank subsidiaries without regulatory approval. Historically, dividends paid to KeyCorp by KeyBank have been an important source of cash flow for KeyCorp to pay dividends on its equity securities and interest on its debt. The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of: (i) the bank’s net income for the current year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent of its undivided profits. KeyCorp’s national bank subsidiaries are subject to these restrictions. During 2008, KeyBank did not pay any dividends to KeyCorp; nonbank subsidiaries paid KeyCorp a total of $113,234 in dividends. As of the close of business on December 31, 2008, KeyBank would not have been permitted to pay dividends to KeyCorp without prior regulatory approval since the bank had a net loss of $1.161 billion for 2008. During 2008, KeyCorp made capital infusions of $1.6 billion into KeyBank in the form of cash. At December 31, 2008, KeyCorp held $4.756 billion in short-term investments, the funds from which can be used to pay dividends, service debt, and finance corporate operations.

If, in the opinion of a federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the FDIA, an insured depository institution may not pay any dividend (i) if payment would cause it to become less than “adequately capitalized” or (ii) while it is in default in the payment of an assessment due to the FDIC. See “Federal Deposit Insurance Act — Prompt Corrective Action” beginning on page 8. Also, the federal banking agencies have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

American Recovery and Reinvestment Act of 2009

On February 13, 2009, the House of Representatives and the Senate passed the economic stimulus bill known as the “American Recovery and Reinvestment Act of 2009.” President Obama signed the bill into law on Tuesday, February 17, 2009. The bill contains provisions that will affect institutions that received or will receive financial assistance under the Capital Purchase Program. KeyCorp is currently reviewing the requirements and will make any necessary revisions to its policies and procedures to ensure compliance with applicable law.

Holding Company Structure

Bank Transactions With Affiliates.  Federal banking law and the regulations promulgated thereunder impose qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates. Transactions covered by these provisions, which include bank loans and other extensions of credit to affiliates, bank purchases of assets from affiliates, and bank sales of assets to affiliates, must be on arm’s length terms, and cannot exceed certain amounts, determined with reference to the bank’s regulatory capital, and if a loan or other extension of credit, must be secured by collateral in an amount and quality expressly prescribed by statute. For these purposes, a bank includes certain of its subsidiaries and other companies it is deemed to control, while an affiliate includes the bank’s parent bank holding company, certain of its nonbank subsidiaries and other companies it is deemed to control, and certain other companies. As a result, these provisions materially restrict the ability of KeyBank, as a bank, to fund its affiliates including KeyCorp, KeyBanc Capital Markets Inc., any of the Victory mutual funds, most of the Austin Capital funds, and KeyCorp’s nonbanking subsidiaries engaged in making merchant banking investments.

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

Regulatory Capital Standards and Related Matters

Risk-Based and Leverage Regulatory Capital.  Federal law defines and prescribes minimum levels of regulatory capital for bank holding companies and their bank subsidiaries. Adequacy of regulatory capital is assessed periodically by the federal banking agencies in the examination and supervision process, and in the evaluation of applications in connection with specific transactions and activities, including acquisitions, expansion of existing activities and commencement of new activities.

Bank holding companies are subject to risk-based capital guidelines adopted by the Federal Reserve Board. These guidelines establish minimum ratios of qualifying capital to risk-weighted assets. Qualifying capital includes Tier 1 capital and Tier 2 capital. Risk-weighted assets are calculated by assigning varying risk-weights to broad categories of assets and off-balance sheet exposures, based primarily on counterparty credit risk. The required minimum Tier 1 risk-based capital ratio, calculated by dividing Tier 1 capital by risk-weighted assets, is currently 4.00%. The required minimum total risk-based capital ratio is currently 8.00%. It is calculated by dividing the sum of Tier 1 capital and Tier 2 capital (which cannot exceed the amount of Tier 1 capital), after certain deductions, by risk-weighted assets.

Tier 1 capital includes common equity, qualifying perpetual preferred equity (including the Series A Preferred Stock and the Series B Preferred Stock), and minority interests in the equity accounts of consolidated subsidiaries less certain intangible assets (including goodwill) and certain other assets. Tier 2 capital includes qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, perpetual preferred equity not includable in Tier 1 capital, and limited amounts of term subordinated debt, medium-term preferred equity, certain unrealized holding gains on certain equity securities, and the allowance for loan and lease losses.

Bank holding companies, such as KeyCorp, whose securities and commodities trading activities exceed specified levels, also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). The federal banking agencies have developed and published for comment a proposed rule that would modify the existing market risk capital requirements. The proposed rule would enhance modeling requirements consistent with advances in risk management, enhance sensitivity to risks not adequately captured in the current methodologies of the existing requirements, and modify the definition of covered position to better capture positions for which the market risk capital requirements are appropriate. It would also impose an explicit capital requirement for incremental default risk to capture default risk over a time horizon of one year taking into account the impact of liquidity, concentrations, hedging, and optionality. The proposed rule has not yet been adopted as a final rule. At December 31, 2008, Key had regulatory capital in excess of all minimum risk-based requirements, including all required adjustments for market risk.

In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board’s leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3.00% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4.00%. At December 31, 2008, Key had regulatory capital in excess of all minimum leverage capital requirements.

KeyCorp’s national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 2008, each of KeyCorp’s national bank subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.

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

Basel Accords.  The current minimum risk-based capital requirements adopted by the U.S. federal banking agencies are based on a 1988 international accord (“Basel I”) that was developed by the Basel Committee on Banking Supervision. In 2004, the Basel Committee published its new capital framework document (“Basel II”) governing the capital adequacy of large, internationally active banking organizations that generally rely on sophisticated risk management and measurement systems. Basel II is designed to create incentives for these organizations to improve their risk measurement and management processes and to better align minimum capital requirements with the risks underlying activities conducted by these organizations.

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

In December 2007, the federal banking agencies issued a final rule to implement the advanced approaches framework of Basel II in the U.S. The rule was effective April 1, 2008, but implementation is subject to a multi-year transition period in which limits are imposed upon the amount by which minimum required capital may decrease. It does not supersede or change the existing prompt corrective action and leverage capital requirements, and explicitly reserves the agencies’ authority to require organizations to hold additional capital where appropriate. Application of the final rule to U.S. banking organizations is mandatory for some and optional for others. Currently, neither KeyCorp nor KeyBank is required to apply the final rule.

In July 2008, the agencies issued a proposed rule for implementing the standardized approach framework of Basel II. The proposal would provide an alternative approach to determining risk-based capital requirements for banking organizations that are not required to use the advanced approaches framework final rule published in

December 2007. While the advanced approaches framework is mandatory for large, internationally active banking organizations, the standardized approach framework would be optional for others (including KeyCorp and KeyBank), which could also choose to remain under the Basel I framework.

Federal Deposit Insurance Act

Deposit Insurance Coverage Limits.  Prior to enactment of the EESA, the FDIC standard maximum depositor insurance coverage limit was $100,000, excluding certain retirement accounts qualifying for a maximum coverage limit of $250,000. Pursuant to the EESA, the FDIC standard maximum coverage limit has been temporarily increased to $250,000 through December 31, 2009. As provided in the EESA, this temporary standard maximum coverage limit increase expires on January 1, 2010, and is not to be taken into account by the FDIC for purposes of setting deposit insurance assessments.

Deposit Insurance Assessments.  Substantially all of KeyBank’s domestic deposits are insured up to applicable limits by the FDIC. Accordingly, KeyBank is subject to deposit insurance premium assessments by the FDIC. Under current law, the FDIC is required to maintain the DIF reserve ratio within the range of 1.15% to 1.50% of estimated insured deposits. Because the DIF reserve ratio fell and was expected to remain below 1.15%, the FDIA required the FDIC to establish and implement a restoration plan to restore the DIF reserve ratio to at least 1.15% within five years, absent extraordinary circumstances. The FDIC has invoked the extraordinary circumstances provision under the FDIA to allow the restoration plan for the DIF to be extended to seven years. Consequently, and depending upon an institution’s risk category, for the first quarter of 2009 annualized deposit insurance assessments will range from $.12 to $.50 for each $100 of assessable domestic deposits, as compared with $.05 to $.43 throughout 2008. On February 27, 2009, the FDIC Board of Directors approved an emergency special assessment of 20 basis points on all insured depository institutions on June 30, 2009, to be collected on September 30, 2009. The interim rule would also allow the FDIC Board to impose an emergency special assessment of 10 basis points if necessary to maintain public confidence. Moreover, under a new risk-based assessment system that is to be implemented in the second quarter of 2009, annualized deposit insurance assessments would range from $.07 to $.775 for each $100 of assessable domestic deposits based on the institution’s risk category. At December 31, 2008, the unused portion of the one-time premium assessment credit available to Key under deposit insurance reform legislation enacted in 2006 was approximately $3.9 million. The remainder of Key’s one-time premium assessment credit is expected to be utilized during the first quarter of 2009.

FICO Assessments.  Since 1997, all FDIC-insured depository institutions have been required through assessments collected by the FDIC to service the annual interest on 30-year noncallable bonds issued by the Financing Corporation (“FICO”) in the late 1980s to fund losses incurred by the former Federal Savings and Loan Insurance Corporation. FICO assessments are separate from and in addition to deposit insurance assessments, are adjusted quarterly and, unlike deposit insurance assessments, are assessed uniformly without regard to an institution’s risk category. Throughout 2008, the annualized FICO assessment rate ranged from $.011 to $.014 for each $100 of assessable domestic deposits.

Temporary Liquidity Guarantee Program.  In October 2008, the FDIC, with the written concurrence of the Federal Reserve Board, made a systemic risk recommendation to the Secretary of the Treasury, who in consultation with the President determined that the systemic risk exception to the least-cost resolution provision under the FDIA should be invoked. Consequently, and in order to avoid or mitigate serious adverse effects on economic conditions and financial stability, the FDIC established and by final regulation implemented its Temporary Liquidity Guarantee Program (the “TLGP”).

Under the TLGP regulation, the FDIC will temporarily guarantee the unpaid principal and interest due under a limited amount of qualifying newly issued senior unsecured debt of participating eligible entities (the “Debt Guarantee”) as well as all depositor funds in qualifying noninterest-bearing transaction accounts maintained at participating FDIC-insured depository institutions (the “Transaction Account Guarantee”). For FDIC-guaranteed debt issued on or before June 30, 2009, the Debt Guarantee expires on the earlier of the maturity of the debt or June 30, 2012. The Transaction Account Guarantee expires on January 1, 2010. The U.S. Treasury, in conjunction with other banking regulators, has announced an intention to extend the TLGP as part of its Financial Stability Plan. Details as to how the extension through October 31, 2009 would be implemented have not been announced.

Participants in the TLGP are subject to certain assessments by the FDIC. Assessments on participants under the Debt Guarantee part of the TLGP are computed by multiplying the amount of their FDIC-guaranteed debt by annualized rates which, depending on the type of issuer entity and the maturity of such debt, range from 50 to 110 basis points. In addition, participants under the Debt Guarantee part of the TLGP that have elected to have flexibility, before exceeding their FDIC-guaranteed debt limit, to issue senior unsecured debt not guaranteed by the FDIC and maturing beyond June 30, 2012, are assessed an additional one-time, nonrefundable fee. Such fee is computed by multiplying the participant’s qualifying senior unsecured debt outstanding as of September 30, 2008, and maturing no later than June 30, 2009 (or if no such debt was outstanding as of September 30, 2008, then the amount of the participant’s FDIC-guaranteed debt limit) by 37.5 basis points. Assessments on participants under the Transaction Account Guarantee part of the TLGP are computed by multiplying qualifying noninterest-bearing transaction account balances in excess of $250,000 by an annualized 10 basis point rate. Moreover, to the extent that participant assessments are insufficient to cover the expenses or losses to DIF arising from the TLGP, the FDIA requires the FDIC to impose one or more emergency special assessments on all FDIC-insured depository institutions. Each such special assessment will be computed with reference to the amount by which an insured depository institution’s average total assets exceed the sum of the institution’s average total tangible equity and average total subordinated debt.

KeyCorp is a participant in the Debt Guarantee component of the TLGP. KeyBank is a participant in both the Transaction Account Guarantee and the Debt Guarantee components of the TLGP, including the special election to issue long-term, senior unsecured debt not guaranteed by the FDIC. As of December 31, 2008, KeyCorp had $500 million of guaranteed debt outstanding under the TLGP and KeyBank had $1.0 billion of guaranteed debt outstanding under the TLGP.

Liability of Commonly Controlled Institutions.  Under the FDIA, an insured depository institution which is under common control with another insured depository institution generally is liable to the FDIC for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of any such commonly controlled institution, or any assistance provided by the FDIC to the commonly controlled institution which is in danger of default. The term “default” is defined generally to mean the appointment of a conservator or receiver and the term “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance.

Conservatorship and Receivership of Institutions.  If any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, under federal law, disaffirm or repudiate any contract to which such institution is a party, if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution’s affairs. Such disaffirmance or repudiation would result in a claim by its holder against the receivership or conservatorship. The amount paid upon such claim would depend upon, among other factors, the amount of receivership assets available for the payment of such claim and its priority relative to the priority of others. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision providing for termination, default, acceleration, or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution. The FDIC as conservator or receiver also may transfer any asset or liability of the institution without obtaining any approval or consent of the institution’s shareholders or creditors.

Least-Cost Resolution.  In attempting to resolve the problems of an insured institution in default or in danger of default, in general the FDIC is required to satisfy the institution’s obligations to insured depositors at the least cost to DIF and not to take any action that would have the effect of increasing the losses to DIF by protecting depositors for more than the insured portion of deposits or by protecting creditors other than depositors.

Depositor Preference.  The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of its depositors (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC will be placed ahead of unsecured, nondeposit creditors, including a parent holding company and subordinated creditors, in order of priority of payment.

Prompt Corrective Action.  The “prompt corrective action” provisions of the FDIA create a statutory framework that applies a system of both discretionary and mandatory supervisory actions indexed to the capital level of FDIC-insured depository institutions. These provisions impose progressively more restrictive constraints on operations, management, and capital distributions of the institution as its regulatory capital decreases, or in some cases, based on supervisory information other than the institution’s capital level. This framework and the authority it confers on the federal banking agencies supplements other existing authority vested in such agencies to initiate supervisory actions to address capital deficiencies. Moreover, other provisions of law and regulation employ regulatory capital level designations the same as or similar to those established by the prompt corrective action provisions both in imposing certain restrictions and limitations and in conferring certain economic and other benefits upon institutions. These include restrictions on brokered deposits, limits on exposure to interbank liabilities, determination of risk-based FDIC deposit insurance premium assessments, and action upon regulatory applications.

FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories — well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized — using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a Tier 1 leverage capital ratio of at least 4.00% (3.00% if it has achieved the highest composite rating in its most recent examination) and is not well capitalized. An institution’s prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of the institution or its parent bank holding company, and should be considered in conjunction with other available information regarding the financial condition and results of operations of the institution and its parent bank holding company. KeyBank is well-capitalized pursuant to the prompt corrective action guidelines.

Financial Modernization Legislation

The provisions of the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) authorized new activities for qualifying financial institutions. The GLBA repealed significant provisions of the Glass-Steagall Act to permit commercial banks, among other things, to have affiliates that underwrite and deal in securities and make merchant banking investments. The GLBA modified the BHCA to permit bank holding companies that meet certain specified standards (known as “financial holding companies”) to engage in a broader range of financial activities than previously permitted under the BHCA, and allowed subsidiaries of commercial banks that meet certain specified standards (known as “financial subsidiaries”) to engage in a wide range of financial activities that are prohibited to such banks themselves. In 2000, KeyCorp elected to become a financial holding company. Under the authority conferred by the GLBA, KeyCorp has been able to expand the nature and scope of its equity investments in nonfinancial companies, acquire its Victory Capital Advisers Inc. subsidiary, operate its KeyBanc Capital Markets Inc. subsidiary with fewer operating restrictions, and establish financial subsidiaries to engage more efficiently in certain activities.

In order for a company to maintain its status as a financial holding company under the GLBA, its depository institution subsidiaries must remain well capitalized (as defined under the prompt corrective action provisions of the FDIA) and well managed (as determined by the depository institution’s primary regulator). If any of the depository institution subsidiaries of a financial holding company fail to satisfy these criteria, the holding company must enter into an agreement with the Federal Reserve Board setting forth a plan to correct the deficiencies. If these deficiencies are not corrected within a 180-day period, the Federal Reserve Board may order the financial holding company to divest its depository institution subsidiaries. Alternatively, the holding company could retain its depository institution subsidiaries but would have to cease engaging in any activities that are permissible under the GLBA but were not permissible for a bank holding company prior to the enactment of that statute. In addition, if a depository institution subsidiary of a financial holding company receives a less than satisfactory rating under the

Community Reinvestment Act (“CRA”), the holding company will not be permitted to commence new activities or make new acquisitions in reliance on the GLBA until the CRA rating of the subsidiary improves to being at least satisfactory.

The GLBA also established new privacy protections for customers of financial institutions. Under federal law, a financial institution must provide notice to customers about its privacy policies and practices, describe the conditions under which the financial institution may disclose nonpublic personal information about consumers to nonaffiliated third parties, and provide an “opt-out” method for consumers to prevent the financial institution from disclosing that information to nonaffiliated third parties.

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

Fair and Accurate Credit Transactions Act of 2003

The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) imposes new requirements on financial institutions regarding identity theft and reporting to credit bureaus. The FACT Act also allows customers to choose to opt-out of having certain information shared across a financial institution’s affiliates for marketing solicitation purposes. Final regulations were issued in 2007 concerning the details of this marketing opt-out. Key implemented a marketing use opt-out three years ago, which Key believes satisfies the material requirements of this opt-out rule. In addition, on October 31, 2007, the federal financial regulatory agencies together issued final regulations (the “Red Flag Guidelines”) implementing Sections 114 and 315 of the FACT Act. The Red Flag Guidelines require Key to develop and implement an identify theft protection program for covered accounts. The identity theft program was in place by the required November 1, 2008 deadline. Compliance with the Red Flag Guidelines requires Key to have a formal program in place that identifies threats, assesses risk, prioritizes gaps, remediates high risk gaps and provides board level reporting. Key believes that it has implemented an identity theft program, as required by the Red Flag Guidelines, and achieved regulatory requirements.

Entry Into Certain Covenants

KeyCorp entered into two transactions during 2006 and one transaction (with an overallotment option) in 2008, each of which involved the issuance of trust preferred securities (“Trust Preferred Securities”) by Delaware statutory trusts formed by KeyCorp (the “Trusts”), as further described below. Simultaneously with the closing of each of those transactions, KeyCorp entered into a replacement capital covenant (each, a “Replacement Capital Covenant” and collectively, the “Replacement Capital Covenants”) for the benefit of persons that buy or hold specified series of long-term indebtedness of KeyCorp or its then largest depository institution, currently KeyBank (the “Covered Debt”). Each of the Replacement Capital Covenants provide that neither KeyCorp nor any of its subsidiaries (including any of the Trusts) will redeem or purchase all or any part of the Trust Preferred Securities or certain junior subordinated debentures issued by KeyCorp and held by the Trust (the “Junior Subordinated Debentures”), as applicable, on or before the date specified in the applicable Replacement Capital Covenant, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that redemption or purchase, KeyCorp has received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Trust Preferred Securities or the Junior Subordinated Debentures, as applicable, at the time of redemption or purchase, and (ii) KeyCorp has obtained the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board. KeyCorp will provide a copy of the Replacement Capital Covenants to respective holders of Covered Debt upon request made in writing to KeyCorp, Investor Relations, 127 Public Square, Mail Code OH-01-27-1113, Cleveland, OH 44114-1306.

The following table identifies the (i) closing date for each transaction, (ii) issuer, (iii) series of Trust Preferred Securities issued, (iv) Junior Subordinated Debentures, and (v) applicable Covered Debt as of the date this annual report was filed with the SEC.

		Trust Preferred	Junior Subordinated
Closing Date	Issuer	Securities	Debentures	Covered Debt

6/20/06	KeyCorp Capital VIII and KeyCorp	$250,000,000 principal amount of 7% Enhanced Trust Preferred Securities	KeyCorp’s 7% junior subordinated debentures due June 15, 2066	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)
11/21/06	KeyCorp Capital IX and KeyCorp	$500,000,000 principal amount of 6.750% Enhanced Trust Preferred Securities	KeyCorp’s 6.750% junior subordinated debentures due December 15, 2066	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)
2/27/08	KeyCorp Capital X and KeyCorp	$700,000,000 principal amount of 8.000% Enhanced Trust Preferred Securities	KeyCorp’s 8.000% junior subordinated debentures due March 15, 2068	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)
3/3/2008	KeyCorp Capital X and KeyCorp	$40,000,000 principal amount of 8.000% Enhanced Trust Preferred Securities	KeyCorp’s 8.000% junior subordinated debentures due March 15, 2068	KeyCorp’s 5.70% junior subordinated debentures due 2035 underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

ITEM 1A.	RISK FACTORS

An investment in our Common Shares is subject to risks inherent to our business, our industry and ownership of our equity securities. Described below are certain risks and uncertainties that management has identified as material. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Although we have significant risk management policies, procedures and verification processes in place, additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND/OR ACCESS TO LIQUIDITY AND/OR CREDIT COULD BE MATERIALLY AND ADVERSELY AFFECTED (“MATERIAL ADVERSE EFFECT ON KEY”). IF THIS WERE TO HAPPEN, THE VALUE OF OUR SECURITIES — COMMON SHARES, SERIES A PREFERRED STOCK, SERIES B PREFERRED STOCK AND OUR TRUST PREFERRED SECURITIES — COULD DECLINE, PERHAPS SIGNIFICANTLY, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

Risks Related To Our Business

Disruptions in financial markets have affected and may continue to affect KeyCorp. Management’s actions may be unable to mitigate the extreme external factors presenting market risk.

The capital and credit markets, including the fixed income markets, have been experiencing extreme volatility and disruption since July 2007. During the third and fourth quarters of 2008, the volatility and disruption reached unprecedented levels. Uncertainties in these markets present significant challenges, particularly for the financial services industry. As a financial services company, our operations and financial condition are significantly affected by general economic and market conditions. For example, during 2008, the continued disruptions in the financial markets caused markdowns and/or losses by financial institutions from trading, hedging and other market activities. We were similarly affected. For example, we recorded an after-tax, noncash charge of $420 million during the fourth quarter of 2008 due to goodwill impairment resulting from a decline in the fair value of our National Banking unit, reflecting the extreme weakness in financial markets. In addition, during 2008, we increased our provision for loan losses in response to the deterioration in our loan portfolios resulting from the economic decline. In an effort to reduce the potential effects of any prolonged market disruption, management has implemented certain strategic decisions, including securing additional outside sources of funding for certain of our businesses, divesting and/or ceasing to conduct certain of our noncore businesses and closely managing growth and investment opportunities. It is difficult to predict how long these challenging economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these extreme external factors. Furthermore, the models that Key uses to assess the creditworthiness of customers and to estimate losses inherent in its credit exposure may become less predictive due to fundamental changes in the U.S. economy. Accordingly, these factors could have a Material Adverse Effect on Key. Additional information regarding disruptions in financial markets is included in the sections captioned “Introduction — Economic Overview” and “Highlights of Key’s 2008 Performance — Financial performance” beginning on pages 18 and 23, respectively, of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto). Additional information regarding certain strategic decisions management has implemented is included in the section captioned “Highlights of Key’s 2008 Performance — Strategic developments” on page 28 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto).

Additional information regarding market risk is included in the section captioned “Risk Management — Market risk management” beginning on page 54 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto).

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings. Management uses simulation analysis to produce an estimate of interest rate exposure based on assumptions and judgments related to balance sheet growth, customer behavior, new products, new business volume, product pricing, the behavior of market interest rates and anticipated hedging activities. Simulation analysis involves a high degree of subjectivity and requires estimates of future risks and trends. Accordingly, there can be no assurance that actual results will not differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, actual hedging strategies employed, changes in balance sheet composition, and the possible effects of unanticipated or unknown events.

Although management believes it has implemented effective asset and liability management strategies, including simulation analysis and the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a Material Adverse Effect on Key. Additional information regarding interest rate risk is included in the section captioned “Risk Management — Market risk management — Interest rate risk management” beginning on page 54 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto).

We are subject to other market risk.

Traditionally, market factors such as changes in foreign exchange rates, changes in the equity markets and changes in the financial soundness of bond insurers, sureties and even other unrelated financial companies have the potential to affect current market values of financial instruments. Recent market events have demonstrated this effect to an extreme. Since July 2007, conditions in the fixed income markets, specifically the widening of credit spreads over benchmark U.S. Treasury securities for many fixed income securities, have caused significant volatility in the market values of loans, securities, and certain other financial instruments that are held in our trading or held-for-sale portfolios. Although management works to minimize the adverse affects when it is feasible to do so, those opportunities are not always available. It is possible that such volatility and adverse effects will continue over a prolonged period of time and/or worsen over time. As such, it is not possible for management to predict whether there will be further substantial changes in the financial markets that could have a Material Adverse Effect on Key.

Additional information regarding market risk is included in the section captioned “Risk Management — Market risk management — Trading portfolio risk management” on page 56 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto).

Declining asset prices could adversely affect Key.

In recent months, the volatility and disruption that the capital and credit markets have experienced have reached extreme levels. The market dislocations have led to the failure of several substantial financial institutions, causing widespread liquidation of assets and further constraining credit markets. These asset sales, along with asset sales by other leveraged investors, including some hedge funds, have rapidly driven down prices and valuations across a wide variety of traded asset classes. Asset price deterioration has a negative effect on the valuation of many of the asset categories represented on our balance sheet, and reduces our ability to sell assets at prices we deem acceptable. This could have a Material Adverse Effect on Key.

There can be no assurance that the EESA, the American Recovery and Reinvestment Act of 2009, and other initiatives undertaken by the United States government to restore liquidity and stability to the U.S. financial system will help stabilize the U.S. financial system.

The EESA was enacted in response to the ongoing financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury has authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, preferred equity and warrants, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under its authority provided by EESA, the U.S. Treasury established the Capital Purchase Program, and the core provisions of the Financial Stability Plan. There can be no assurance regarding the actual impact that the EESA or the American Recovery and Reinvestment Act of 2009 (the “Recovery Bill”), or programs and other initiatives undertaken by the U.S. government will have on the financial markets; the extreme levels of volatility and limited credit availability currently being experienced may persist. The failure of the EESA or other government programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a Material Adverse Effect on Key. For additional information on programs and regulatory changes as a result of the EESA, including increase in deposit insurance limits and the TLGP and the Capital Purchase Program, see the sections captioned “Business — Supervision and Regulation” and “Federal Deposit Insurance Act” beginning on pages 3 and 7, respectively, and the sections captioned “Introduction — Economic Overview — EESA and the U.S. Treasury’s Capital Purchase Program” and “FDIC’s standard maximum deposit insurance limit increase and the Temporary Liquidity Guarantee Program,” each of which begins on page 19 of the Financial Review Section of KeyCorp’s 2008 Annual Report to

Shareholders (Exhibit 13 hereto). In the event that recent turmoil in the financial markets continues, we may experience a Material Adverse Effect on Key from (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our transaction counterparties specifically, (3) limitations resulting from further governmental action to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated.

The soundness of other financial institutions could adversely affect Key.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services to institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Key has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. During 2008, Key incurred $54 million of derivative-related charges as a result of market disruption caused by the failure of Lehman Brothers. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by Key cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due us. While we maintain processes aimed at minimizing such exposures, it is not possible to anticipate all of these risks and it is not feasible to mitigate these risks completely. Accordingly, there is no assurance that losses from such risks would not have a Material Adverse Effect on Key.

We are subject to credit risk.

There are inherent risks associated with our lending and trading activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. Increases in interest rates and/or further weakening of economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We also are subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil money or other penalties.

As of December 31, 2008, approximately 72% of our loan portfolio consisted of commercial, financial and agricultural loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than residential real estate loans and consumer loans. We closely monitor and manage risk concentrations and utilize various portfolio management practices to limit excessive concentrations when it is feasible to do so; however, our loan portfolio still contains a number of commercial loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and an increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, any of which could have a Material Adverse Effect on Key. Additional information regarding credit risk is included in the section captioned “Risk Management — Credit risk management” beginning on page 60 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto).

We are subject to liquidity risk.

Market conditions or other events could negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a Material Adverse Effect on Key. Certain credit markets that we participate in and rely upon as sources of funding have been significantly disrupted and highly volatile since the third quarter of 2007. These conditions increase our liquidity risk exposure. Part of our strategy to reduce liquidity risk involves promoting customer deposit growth, exiting certain noncore lending businesses, utilizing the Federal Reserve’s Term Auction Facility, and the FDIC’s TLGP. If market disruption or other factors reduce the cost effectiveness and/or the availability of supply in the credit markets for a prolonged period of time, management may expand the utilization of secured wholesale funding instruments, such as the Federal Reserve’s Term Auction Facility and the issuance of FDIC-guaranteed debt under the FDIC’s TLGP; or use other potential means of accessing funding and managing liquidity such as generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, purchasing deposits from other banks, and utilizing relationships with fixed income investors in a variety of markets — domestic, European and Canadian — as well as increased management of loan growth and investment opportunities and other management tools. However, there can be no assurance that these alternative means of funding will remain available, and it is unclear what impact, given current economic conditions, unavailability of such funding would have on Key. For example, in 2007 and 2008, Key was unable to securitize its student loan portfolio at cost-effective rates. Accordingly, a deep and prolonged disruption in the markets could have the effect of significantly restricting the accessibility of cost effective capital and funding, which could have a Material Adverse Effect on Key. Additional information regarding liquidity risk is included in the section captioned “Risk Management — Liquidity risk management” beginning on page 56 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto).

Various factors may cause our allowance for loan losses to increase.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimate of losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unexpected losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies and our independent auditors periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan allowance is inadequate), we will need additional loan loss provisions to increase the allowance for loan losses. Additional provisions to increase the allowance for loan losses, should they become necessary, would result in a decrease in net income and capital and may have a Material Adverse Effect on Key. Additional information regarding the allowance for loan losses is included in the section captioned “Risk Management — Credit risk management — Allowance for loan losses” beginning on page 61 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto).

We are subject to operational risk.

We, like all businesses, are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. Although we seek to mitigate operational risk through a system of internal controls, resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities, any and all of which could have a Material Adverse Effect on Key. Additional information regarding operational risk is included in the section captioned “Risk Management — Operational risk management” beginning on page 67 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto).

Our profitability depends significantly on economic conditions in the geographic regions in which we operate.

Our success depends primarily on economic conditions in the markets in which we operate. Although we are somewhat geographically diversified, we still do have concentrations of loans and other business activities in geographic areas where our branches are principally located — the Northwest, the Rocky Mountains, the Great Lakes and the Northeast. We also have potential exposure to geographic areas outside of our branch footprint. For example, the residential properties segment of our commercial real estate construction portfolio has been adversely affected by the downturn in the U.S. housing market because of deteriorating market conditions, principally in Florida and southern California, and the significant and steady increase in the level of nonperforming loans since the second half of 2007. As a result, management recently increased the provision for loan losses. The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, an act of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors, such as severe declines in the value of homes and other real estate, could also impact these regional economies and, in turn, have a Material Adverse Effect on Key. Additional information on the risks of the economic conditions of the geographic regions in which we operate is included in the section captioned “Introduction — Economic overview” beginning on page 18 and “Figure 1. Community Banking Geographic Diversity” beginning on page 20, which are part of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto).

We operate in a highly competitive industry and market areas.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and super-regional banks as well as smaller community banks within the various markets in which we operate. However, we also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national financial services firms. In recent years, while the breadth of the institutions that we compete with has increased, competition has intensified as a result of consolidation efforts. We expect this trend to continue. During 2008, competition intensified as the challenges of the liquidity crisis and market disruption led to redistribution of deposits and certain banking assets to stronger and larger financial institutions. The competitive landscape was also affected by the conversion of traditional investment banks to bank holding companies during the current liquidity crisis due to the access it provides to government-sponsored sources of liquidity. The financial services industry could become even more competitive as a result of legislative, regulatory, structural and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	our ability to develop and execute strategic plans and initiatives;

•	our ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets;

•	our ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	our ability to attract and retain talented executives and relationship managers; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a Material Adverse Effect on Key.

We are subject to extensive government regulation and supervision.

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions regulatory regime in light of the recent performance of and government intervention in the financial services industry. It is not possible to predict the impact of such changes on our results of operations. Changes to statutes, regulations or regulatory policies; changes in the interpretation or implementation of statutes, regulations or policies; and/or continuing to become subject to heightened regulatory practices, requirements or expectations, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products that we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to appropriately comply with laws, regulations or policies (including internal policies and procedures designed to prevent such violations) could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a Material Adverse Effect on Key. Additional information regarding supervision and regulation is included in the section captioned “Supervision and Regulation” in Item 1. Business, beginning on page 3 of this report.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a Material Adverse Effect on Key.

We rely on dividends from our subsidiaries for most of our funds.

KeyCorp is a legal entity separate and distinct from its subsidiaries. It receives substantially all of its cash flow from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on our Common Shares and interest and principal on our debt. Various laws and regulations limit the amount of dividends that KeyBank (KeyCorp’s largest subsidiary) and certain nonbank subsidiaries may pay to KeyCorp. During 2008, KeyBank did not pay any dividends to KeyCorp; nonbank subsidiaries paid KeyCorp $113,234 in dividends. As of the close of business on December 31, 2008, KeyBank would not have been permitted to pay dividends to KeyCorp without prior regulatory approval since the bank had a net loss of $1.161 billion for 2008.

Also, KeyCorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event KeyBank is unable to pay dividends to KeyCorp, we may not be able to service debt, pay obligations or pay dividends on our Common Shares. The inability to receive dividends from KeyBank could have a Material Adverse Effect on Key. Additional information regarding dividend restrictions is included in the section captioned “Supervision and Regulation — Dividend Restrictions” in Item 1. Business, beginning on page 4 of this report, and in Note 5 (“Restrictions on Cash, Dividends and Lending Activities”) and Note 14 (“Shareholders’ Equity”) under the heading “Preferred Stock — Series B” on page 91 and beginning on page 102, respectively, of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto).

Our earnings may be affected by changes in accounting principles and in tax laws.

Changes in U.S. generally accepted accounting principles could have a Material Adverse Effect on Key. Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance measures.

We, like all businesses, are subject to tax laws, rules and regulations. Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other governmental bodies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, among other things. Failure to appropriately comply with tax laws, rules and regulations could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a Material Adverse Effect on Key. Additional information concerning our income tax risks is included in Note 17 (“Income Taxes”) beginning on page 110 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto).

Potential acquisitions may disrupt our business and dilute shareholder value.

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

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a Material Adverse Effect on Key.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to retain or hire the people we want and/or need. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, cause a Material Adverse Effect on Key. Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a Material Adverse Effect on Key because of the loss of the employee’s skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel for our talented executives and/or relationship managers.

Pursuant to the standardized terms of the Capital Purchase Program, among other things, we agreed to institute certain restrictions on the compensation of certain senior executive management positions that could have an adverse effect on our ability to hire or retain the most qualified senior executives. Other restrictions may also be imposed under the Recovery Bill or other legislation or regulations. Key’s ability to attract and/or retain talented executives and/or relationship managers may be affected by these developments or any new executive compensation limits, and such restrictions could result in a Material Adverse Effect on Key.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a Material Adverse Effect on Key.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a Material Adverse Effect on Key.

We are subject to claims and litigation.

From time to time, customers and/or vendors may make claims and take legal action against us. We maintain reserves for certain claims when management deems it is appropriate to do so upon its assessment of the claims. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect how the market perceives us and our products and services as well as impact customer demand for those products and services. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry. There have also been a number of highly publicized cases involving fraud or misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. Any financial liability for which we have not adequately maintained reserves, and/or any reputation damage from such claims and legal actions, could have a Material Adverse Effect on Key.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery plans and procedures, the occurrence of any such event could have a Material Adverse Effect on Key.

Risks Associated With Our Common Shares

Our issuance of securities to the U.S. Treasury may limit Key’s ability to return capital to its shareholders and is dilutive to our Common Shares. If we are unable to redeem such preferred shares, the dividend rate increases substantially after five years.

In connection with our sale of $2.5 billion of the Series B Preferred Stock to the U.S. Treasury in conjunction with its Capital Purchase Program, we also issued a Warrant to purchase 35,244,361 of our Common Shares at an exercise price of $10.64. The number of shares was determined based upon the requirements of the Capital Purchase Program, and was calculated based on the average market price of our Common Shares for the 20 trading days preceding approval of our issuance (which was also the basis for the exercise price of $10.64). The terms of the transaction with the U.S. Treasury include limitations on our ability to pay dividends and repurchase our Common Shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, we will not be able to increase our dividends above the level of our quarterly dividend declared during the third quarter of 2008 ($0.1875 per common share on a quarterly basis) nor repurchase any of our Common Shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with our benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our Common Shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. These restrictions combined with the dilutive impact of the Warrant may have an adverse effect on the market price of our Common Shares, and, as a result, they could have a Material Adverse Effect on Key.

Unless we are able to redeem the Series B Preferred Stock during the first five years, the dividend payments on this capital will increase substantially at that point, from 5% ($125 million annually) to 9% ($225 million annually). Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity, and as a result, have a Material Adverse Effect on Key.

KeyCorp is required to conduct stress tests pursuant to the U.S. Treasury’s Capital Assistance Program, and could be required to raise additional capital that would be dilutive to our Common Shares and may limit our ability to return capital to our shareholders.

On February 25, 2009, the U.S. Treasury announced preliminary details of the Capital Assistance Program (the “CAP”) component of its Financial Stability Plan. The CAP is intended to ensure the continued ability of U.S. financial institutions to lend to creditworthy borrowers in the event of a weaker than expected economic environment and larger than expected potential losses. There are two components of CAP: (1) a supervisory exercise that involves a forward-looking capital assessment (the “Stress Test”) to determine whether any of the major U.S. banking organizations, including Key, need to raise additional capital, and (2) access to qualifying financial institutions to mandatory convertible preferred equity intended to serve as a bridge to private capital in the future.

Participation in CAP is mandatory for all bank holding companies with assets in excess of $100 billion, like KeyCorp. Under the CAP, institutions are required to conduct a Stress Test under assumptions provided by the U.S. government. Following the Stress Test, should the U.S. Treasury and Key’s banking regulators determine that additional capital is necessary Key will have a six month window to raise that capital privately or to access the capital made available by the U.S. Treasury under the CAP. Should Key need to issue additional equity capital, it would be dilutive to our Common Shares and may limit our ability to return capital to our shareholders. These factors may have a Material Adverse Effect on Key.

To view the CAP term sheet, including a summary of the terms of the mandatory convertible preferred stock and the warrant to purchase common shares that the U.S. Treasury receives in connection with any CAP issuance see www.financialstability.gov.

Our share price can be volatile.

Share price volatility may make it more difficult for you to resell your Common Shares when you want and at prices you find attractive. Our share price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to our business;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions of us and/or our competitors in the marketplace;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments entered into by us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in governmental regulations;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and

•	the occurrence or nonoccurrence, as appropriate, of any circumstance described in these Risk Factors.

General market fluctuations, market disruption, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our share price to decrease regardless of operating results.

An investment in our Common Shares is not an insured deposit.

Our Common Shares are not a bank deposit and, therefore, are not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our Common Shares is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of Common Shares in any company. As a result, if you acquire our Common Shares, you may lose some or all of your investment.

Our articles of incorporation and regulations as well as certain banking laws may have an anti-takeover effect.

Provisions of our articles of incorporation and regulations, federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a nonnegotiated merger or other business combination, which, in turn, could adversely affect the market price of our common shares.

Risks Associated With Our Industry

Difficult market conditions have adversely affected the financial services industry, business and results of operations.

Dramatic declines in the housing market over the past eighteen months, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, and commercial and investment banks. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection. It is not possible to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions and government remediation efforts will effectively mitigate these factors. Accordingly, the resulting lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could have a Material Adverse Effect on Key. Furthermore, the continued deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a Material Adverse Effect on Key.

As a result of the challenges presented by economic conditions, Key may face the following risks, including, but not limited to:

•	Increased regulation of our industry, including heightened legal standards and regulatory requirements or expectations imposed in connection with the EESA, the Recovery Bill or other government initiatives. Compliance with such regulation will likely increase our costs and limit our ability to pursue business opportunities.

•	Impairment of our ability to assess the creditworthiness of our customers if the models and approaches we use to select, manage, and underwrite customers become less predictive of future behaviors due to fundamental changes in economic conditions.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. Such process may no longer be capable of accurate estimation and, in turn, may impact the reliability of our evaluation of our credit risk and exposure.

•	Our ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Increased intensity of competition in the financial services industry due to: (i) the recent mergers of certain financial institutions with stronger and larger financial institutions and the redistribution of FDIC-insured deposits and certain banking assets through the FDIC least-cost resolution process, and (ii) the conversion of certain investment banks to bank holding companies. We expect competition to intensify as a result of these changes to the competitive landscape. Should competition in the financial services industry continue to intensify, our ability to market products and services may be adversely affected.

•	We will be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. Key is also likely to be required to pay other fees necessary to support the EESA, the Recovery Bill and other government efforts.

•	Key’s ability to attract talented executives and/or relationship managers may be hindered as a result of executive compensation limits under the Capital Purchase Program and/or regulations that may be issued by the U.S. Treasury or other regulators pursuant to its authority under the EESA or the Recovery Bill. Furthermore, Key may lose talented executives and relationship managers as a result of such limitations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a Material Adverse Effect on Key.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete through alternative methods financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a Material Adverse Effect on Key.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2.	PROPERTIES

The headquarters of KeyCorp and KeyBank are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2008, Key leased approximately 704,919 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. As of the same date, KeyBank owned 481 and leased 505 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.

ITEM 3.	LEGAL PROCEEDINGS

The information in the Legal Proceedings section of Note 18 (“Commitments, Contingent Liabilities and Guarantees”), beginning on page 113 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of KeyCorp.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend restrictions discussion on page 4 of this report and the following disclosures included in the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference:

Page(s)

Discussion of Common Shares, shareholder information and repurchase activities in the section captioned “Capital — Common shares outstanding’’	49-50
Presentation of quarterly market price and cash dividends per Common Share	68
Discussion of dividend restrictions in the “Liquidity risk management — Liquidity for KeyCorp” section, Note 5 (“Restrictions on Cash, Dividends and Lending Activities”), and Note 14 (“Shareholders’ Equity”)
58, 91, 102
KeyCorp common share price performance (2003-2008) graph	49

Unregistered Sale of Series B Preferred Stock

On November 14, 2008, we sold $2.5 billion of Series B Preferred Stock and granted a Warrant to purchase 35,244,361 of our Common Shares at an exercise price of $10.64 to the U.S. Treasury in conjunction with its Capital Purchase Program. The Series B Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. For further information on the terms of the Series B Preferred Stock and Warrant, see KeyCorp’s Form 8-K filed with the SEC on November 20, 2008, which is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 26 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 through 69 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Risk Management — Market risk management” on pages 54 through 56 of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 68 and on pages 73 through 124, respectively, of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), to ensure that information required to be disclosed by KeyCorp in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to KeyCorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on page 70, page 71 and page 72, respectively, of the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the sections captioned “Issue One — ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” contained in KeyCorp’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held May 21, 2009, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 2, 2009.

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

The information required by this item is set forth in the sections captioned “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION AND ORGANIZATION COMMITTEE REPORT” contained in KeyCorp’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held May 21, 2009, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the sections captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SHARE OWNERSHIP AND OTHER PHANTOM STOCK UNITS” contained in KeyCorp’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held May 21, 2009, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the section captioned “DIRECTOR INDEPENDENCE” contained in KeyCorp’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held May 21, 2009, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the sections captioned “AUDIT FEES,” “AUDIT-RELATED FEES,” “TAX FEES,” “ALL OTHER FEES” and “PRE-APPROVAL POLICIES AND PROCEDURES” contained in KeyCorp’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held May 21, 2009, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a) (1) Financial Statements

The following financial statements of KeyCorp and its subsidiaries, and the auditor’s report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp’s 2008 Annual Report to Shareholders (Exhibit 13 hereto):

Pages

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	72
Consolidated Balance Sheets at December 31, 2008 and 2007	73
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006	74
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	75
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	76
Notes to Consolidated Financial Statements	77-124

(a) (2) Financial Statement Schedules

All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a) (3) Exhibits*

3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation of KeyCorp filed with the Ohio Secretary of State on November 14, 2008 (setting forth the Part E, Express Terms of Fixed Rate Cumulative Perpetual Preferred Stock, Series B), filed as Exhibit 3.1 to Form 8-K filed November 20, 2008, and incorporated herein by reference.
3.2	Amended and Restated Articles of Incorporation of KeyCorp, filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
3.3	Amended and Restated Regulations of KeyCorp, effective May 15, 2008, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
10.1	Form of Premium Priced Option Grant between KeyCorp and Henry L. Meyer III, dated January 13, 1999.
10.2	Form of Option Grant between KeyCorp and Henry L. Meyer III, dated November 15, 2000.
10.3	Form of Award of Restricted Stock (2003-2005).
10.4	Form of Award of Executive Officer Grants (2004-2006), filed as Exhibit 10.1 to Form 10-Q for quarter ended June 30, 2004, and incorporated herein by reference.
10.5	Form of Award of Executive Officer Grants (2005-2007), filed as Exhibit 10.2 to Form 8-K filed February 16, 2005, and incorporated herein by reference.
10.6	Form of Award of Officer Grants (2005-2007), filed as Exhibit 10.3 to Form 8-K filed February 16, 2005, and incorporated herein by reference.
10.7	Award of Phantom Stock to Henry L. Meyer III (2003-2005).
10.8	Form of Award of KeyCorp Executive Officer Grant with Restricted Stock Units (2008-2010), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.9	Form of Award of KeyCorp Executive Officer Grant (2008-2010), filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

10.10	Form of Award of KeyCorp Officer Grant with Restricted Stock Units (2008-2010), filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.11	Form of Award of KeyCorp Officer Grant (2008-2010), filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.12	Amended Employment Agreement between KeyCorp and Henry L. Meyer III, dated as of January 1, 2008, filed as Exhibit 10.1 to Form 8-K filed January 22, 2008, and incorporated herein by reference.
10.13	First Amendment to the Meyer Agreement, effective as of January 1, 2009 (entered into in connection with KeyCorp’s participation in the Troubled Asset Relief Program’s Capital Purchase Program).
10.14	KeyCorp Annual Incentive Plan (November 14, 2008 Restatement), filed as Exhibit 10.2 to Form 8-K filed on November 20, 2008, and incorporated herein by reference.
10.15	KeyCorp Annual Performance Plan (January 1, 2008 Restatement), effective as of January 1, 2008, filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.
10.16	KeyCorp Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003).
10.17	KeyCorp 2004 Equity Compensation Plan, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.18	KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001.
10.19	KeyCorp Umbrella Trust for Directors between KeyCorp and National Bank of Detroit, dated July 1, 1990.
10.20	Amended and Restated Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement).
10.21	Amendment to the Director Deferred Compensation Plan, effective December 28, 2004, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.22	KeyCorp Amended and Restated Second Director Deferred Compensation Plan, effective as of December 31, 2008.
10.23	KeyCorp Directors’ Deferred Share Plan, effective as of December 31, 2008.
10.24	KeyCorp Directors’ Survivor Benefit Plan, effective September 1, 1990.
10.25	KeyCorp Excess Cash Balance Pension Plan (Amended and Restated as of January 1, 1998).
10.26	First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999.
10.27	Second Amendment to KeyCorp Excess Cash Balance Pension Plan, effective January 1, 2003.
10.28	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan, effective December 31, 2004, filed as Exhibit 10.4 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.29	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan, effective as of December 31, 2007, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.
10.30	KeyCorp Second Excess Cash Balance Pension Plan, effective as of December 31, 2008.
10.31	KeyCorp Automatic Deferral Plan (December 31, 2008 Restatement).
10.32	McDonald Financial Group Deferral Plan, restated as of December 31, 2008.
10.33	KeyCorp Deferred Bonus Plan, effective as of December 31, 2008.
10.34	KeyCorp Commissioned Deferred Compensation Plan, restated as of December 31, 2008.
10.35	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003.
10.36	Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988.
10.37	KeyCorp Umbrella Trust for Executives between KeyCorp and National Bank of Detroit, dated July 1, 1990.
10.38	KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1981, restated August 16, 1990, amended January 1, 1995 and August 1, 1996.

10.39	First Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1995, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.40	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective August 1, 1996, filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.41	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan, adopted July 1, 1999.
10.42	KeyCorp Second Executive Supplemental Pension Plan, effective December 31, 2007, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.
10.43	KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1990, restated August 16, 1990.
10.44	Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective January 1, 1995, filed as Exhibit 10.54 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.45	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective August 1, 1996, filed as Exhibit 10.55 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.46	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, adopted July 1, 1999.
10.47	Fourth Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective December 28, 2004, filed as Exhibit 10.70 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.48	KeyCorp Second Supplemental Retirement Benefit Plan for Key Executives, filed as Exhibit 10.71 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.49	KeyCorp Deferred Equity Allocation Plan, filed as Exhibit 10.58 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.50	Form of Change of Control Agreement (New Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, effective December 17, 2007, filed as Exhibit 10.2 to Form 8-K filed January 22, 2008, and incorporated herein by reference.
10.51	Form of Change of Control Agreement (Revised Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, effective December 17, 2007, filed as Exhibit 10.3 to Form 8-K filed January 22, 2008, and incorporated herein by reference.
10.52	Form of Change of Control Agreement (New Tier II) between KeyCorp and Certain Executive Officers of KeyCorp, effective December 17, 2007, filed as Exhibit 10.4 to Form 8-K filed January 22, 2008, and incorporated herein by reference.
10.53	Form of Change of Control Agreement (Revised Tier II) between KeyCorp and Certain Executive Officers of KeyCorp, effective December 17, 2007, filed as Exhibit 10.5 to Form 8-K filed January 22, 2008, and incorporated herein by reference.
10.54	Form of Amendment to Change of Control Agreements, effective as of January 1, 2009 (entered into in connection with KeyCorp’s participation in the Troubled Asset Relief Program’s Capital Purchase Program).
10.55	Letter Agreement between KeyCorp and Thomas W. Bunn dated August 5, 2008, filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
10.56	Letter Agreement between KeyCorp and Peter Hancock, dated November 25, 2008.
10.57	KeyCorp Deferred Savings Plan, effective December 31, 2008.
10.58	KeyCorp Second Supplemental Retirement Plan, effective December 31, 2007, filed as Exhibit 10.56 to Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.59	Letter Agreement, dated November 14, 2008, between KeyCorp and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Series B Preferred Stock and Warrant, and the Form of Express Terms of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, to be proposed as the Preferred Stock Proposal at the KeyCorp 2009 Annual Meeting of Shareholders, filed as Exhibit 10.1 to Form 8-K filed November 20, 2008, and incorporated herein by reference.
12	Statement regarding Computation of Ratios.
13	Financial Review section of KeyCorp 2008 Annual Report to Shareholders.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders.

All documents listed as Exhibits 10.1 through 10.58 constitute management contracts or compensatory plans or arrangements.

*	Copies of these Exhibits have been filed with the SEC. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-01-27-1113, Cleveland, OH 44114-1306.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Thomas C. Stevens
Thomas C. Stevens
Vice Chairman and Chief Administrative Officer
February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

* Henry L. Meyer III	Chairman, Chief Executive Officer, and President (Principal Executive Officer), and Director

*Jeffrey B. Weeden	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* Robert L. Morris	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

* Ralph Alvarez	Director

*William G. Bares	Director

* Edward P. Campbell	Director

* Dr. Carol A. Cartwright	Director

* Alexander M. Cutler	Director

* H. James Dallas	Director

* Lauralee E. Martin	Director

* Eduardo R. Menascé	Director

* Bill R. Sanford	Director

* Thomas C. Stevens	Director

* Peter G. Ten Eyck, II	Director

/s/  Paul N. Harris
* By Paul N. Harris, attorney-in-fact
February 27, 2009