Form 10-Q
period 2009-03-31
KEYCORP /NEW/
filed 2009-05-11
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	502,479,136 Shares

(Title of class)	(Outstanding at April 30, 2009)

KEYCORP

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
in millions, except share data	2009	2008	2008
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$637	$1,257	$1,730
Short-term investments	2,917	5,221	577
Trading account assets	1,279	1,280	1,015
Securities available for sale	8,530	8,437	8,419
Held-to-maturity securities (fair value: $25, $25 and $29)	25	25	29
Other investments	1,464	1,526	1,561
Loans, net of unearned income of $2,143, $2,345 and $2,168	73,703	76,504	76,444
Less: Allowance for loan losses	2,186	1,803	1,298

Net loans	71,517	74,701	75,146
Loans held for sale	1,124	1,027	1,674
Premises and equipment	847	840	712
Operating lease assets	889	990	1,070
Goodwill	917	1,138	1,599
Other intangible assets	112	128	164
Corporate-owned life insurance	2,994	2,970	2,894
Derivative assets	1,707	1,896	1,508
Accrued income and other assets	2,875	3,095	3,394

Total assets	$97,834	$104,531	$101,492

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$23,599	$24,191	$26,527
Savings deposits	1,795	1,712	1,826
Certificates of deposit ($100,000 or more)	13,250	11,991	8,330
Other time deposits	14,791	14,763	12,933

Total interest-bearing	53,435	52,657	49,616
Noninterest-bearing	11,760	11,485	10,896
Deposits in foreign office — interest-bearing	801	1,118	4,190

Total deposits	65,996	65,260	64,702
Federal funds purchased and securities sold under repurchase agreements	1,565	1,557	3,503
Bank notes and other short-term borrowings	2,285	8,477	5,464
Derivative liabilities	932	1,038	465
Accrued expense and other liabilities	1,904	2,523	4,252
Long-term debt	14,978	14,995	14,337

Total liabilities	87,660	93,850	92,723

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.750% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 6,575,000 shares	658	658	—
Fixed-Rate Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation preference; authorized and issued 25,000 shares	2,418	2,414	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 584,061,120, 584,061,120 and 491,888,780 shares	584	584	492
Common stock warrant	87	87	—
Capital surplus	2,464	2,553	1,659
Retained earnings	6,160	6,727	8,737
Treasury stock, at cost (85,487,810, 89,058,634, and 91,818,259 shares)	(2,500)	(2,608)	(2,689)
Accumulated other comprehensive income	97	65	393

Key shareholders’ equity	9,968	10,480	8,592
Noncontrolling interests	206	201	177

Total equity	10,174	10,681	8,769

Total liabilities and equity	$97,834	$104,531	$101,492

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
dollars in millions, except per share amounts	2009	2008

INTEREST INCOME
Loans	$883	$1,123
Loans held for sale	12	87
Securities available for sale	108	109
Held-to-maturity securities	1	1
Trading account assets	13	13
Short-term investments	3	9
Other investments	12	12

Total interest income	1,032	1,354

INTEREST EXPENSE
Deposits	300	428
Federal funds purchased and securities sold under repurchase agreements	1	28
Bank notes and other short-term borrowings	6	39
Long-term debt	111	146

Total interest expense	418	641

NET INTEREST INCOME	614	713
Provision for loan losses	875	187

Net interest (loss) income after provision for loan losses	(261)	526

NONINTEREST INCOME
Trust and investment services income	117	129
Service charges on deposit accounts	82	88
Operating lease income	61	69
Letter of credit and loan fees	38	37
Corporate-owned life insurance income	27	28
Electronic banking fees	24	24
Insurance income	18	15
Investment banking and capital markets income	18	8
Net securities (losses) gains	(14)	3
Net (losses) gains from principal investing	(72)	11
Net gains (losses) from loan securitizations and sales	8	(101)
Gain from sale/redemption of Visa Inc. shares	105	165
Other income	80	54

Total noninterest income	492	530

NONINTEREST EXPENSE
Personnel	362	409
Net occupancy	66	66
Operating lease expense	50	58
Computer processing	47	47
Professional fees	35	23
FDIC assessment	30	2
Equipment	22	24
Marketing	14	14
Intangible assets impairment	223	—
Other expense	124	90

Total noninterest expense	973	733

(LOSS) INCOME BEFORE INCOME TAXES	(742)	323
Income taxes	(244)	104

NET (LOSS) INCOME	(498)	219
Less: Net (loss) income attributable to noncontrolling interests	(10)	1

NET (LOSS) INCOME ATTRIBUTABLE TO KEY	$(488)	$218

Net (loss) income attributable to Key common shareholders	$(536)	$218

Per common share:
Net (loss) income attributable to Key	$(1.09)	$.55
Net (loss) income attributable to Key — assuming dilution	(1.09)	.54
Cash dividends declared	.0625	—

Weighted-average common shares outstanding (000)	492,813	399,121
Weighted-average common shares and potential common shares outstanding (000)	492,813	399,769

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
									Accumulated
					Common			Treasury	Other
	Preferred Stock	Common Shares	Preferred	Common	Stock	Capital	Retained	Stock,	Comprehensive	Noncontrolling	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Outstanding (000)	Stock	Shares	Warrant	Surplus	Earnings	at Cost	Income (Loss)	Interests	Income (Loss)

BALANCE AT DECEMBER 31, 2007	—	388,793	—	$492	—	$1,623	$8,522	$(3,021)	$130	$233
Net income							218			1	$219
Other comprehensive income (loss):
Net unrealized gains on securities available for sale, net of income taxes of $68 (a)									113		113
Net unrealized gains on derivative financial instruments, net of income taxes of $91									138		138
Net distribution to noncontrolling interests										(57)	(57)
Foreign currency translation adjustments									10		10
Net pension and postretirement benefit costs, net of income taxes									2		2

Total comprehensive income											$425

Deferred compensation						(2)	(3)
Common shares reissued:
Acquisition of U.S.B. Holding Co., Inc.		9,895				58		290
Stock options and other employee benefit plans		1,383				(20)		42

BALANCE AT MARCH 31, 2008	—	400,071	—	$492	—	$1,659	$8,737	$(2,689)	$393	$177

BALANCE AT DECEMBER 31, 2008	6,600	495,002	$3,072	$584	$87	$2,553	$6,727	$(2,608)	$65	$201
Net loss							(488)			(10)	$(498)
Other comprehensive income (loss):
Net unrealized gains on securities available for sale, net of income taxes of $26 (a)									44		44
Net unrealized losses on derivative financial instruments, net of income taxes of ($5)									(9)		(9)
Net contribution from noncontrolling interests										15	15
Foreign currency translation adjustments									(9)		(9)
Net pension and postretirement benefit costs, net of income taxes									6		6

Total comprehensive loss											$(451)

Deferred compensation						3
Cash dividends declared on common shares ($.0625 per share)							(31)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($1.9375 per share)							(12)
Cash dividends accrued on Cumulative Series B
Preferred Stock (5% per annum)							(32)
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares reissued for stock options and other employee benefit plans		3,571				(92)		108

BALANCE AT MARCH 31, 2009	6,600	498,573	$3,076	$584	$87	$2,464	$6,160	$(2,500)	$97	$206

(a)	Net of reclassification adjustments.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
in millions	2009	2008

OPERATING ACTIVITIES
Net (loss) income	$(498)	$219
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	875	187
Intangible assets impairment	223	—
Depreciation and amortization expense	102	110
Gain from sale/redemption of Visa Inc. shares	(105)	(165)
Net losses (gains) from principal investing	72	(11)
Net securities losses (gains)	14	(3)
Net (gains) losses from loan securitizations and sales	(8)	101
Liability to Visa	—	(64)
Deferred income taxes	(176)	(87)
Net increase in loans held for sale	(181)	(222)
Net decrease in trading account assets	1	41
Other operating activities, net	(282)	156

NET CASH PROVIDED BY OPERATING ACTIVITIES	37	262
INVESTING ACTIVITIES
Proceeds from sale/redemption of Visa Inc. shares	105	165
Cash used in acquisitions, net of cash acquired	—	(157)
Net decrease in short-term investments	2,304	5
Purchases of securities available for sale	(502)	(331)
Proceeds from sales of securities available for sale	16	825
Proceeds from prepayments and maturities of securities available for sale	458	354
Purchases of held-to-maturity securities	(6)	(2)
Proceeds from prepayments and maturities of held-to-maturity securities	6	—
Purchases of other investments	(48)	(174)
Proceeds from sales of other investments	3	84
Proceeds from prepayments and maturities of other investments	28	37
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	2,379	(1,163)
Purchases of loans	—	(17)
Proceeds from loan securitizations and sales	7	144
Purchases of premises and equipment	(33)	(46)
Proceeds from sales of premises and equipment	1	—
Proceeds from sales of other real estate owned	5	2

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,723	(274)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	736	(202)
Net decrease in short-term borrowings	(6,184)	(1,610)
Net proceeds from issuance of long-term debt	445	2,241
Payments on long-term debt	(300)	(356)
Net proceeds from issuance of common shares	—	3
Tax benefits under recognized compensation cost for stock-based awards	(2)	—
Cash dividends paid	(75)	(148)

NET CASH USED IN FINANCING ACTIVITIES	(5,380)	(72)

NET DECREASE IN CASH AND DUE FROM BANKS	(620)	(84)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,257	1,814

CASH AND DUE FROM BANKS AT END OF PERIOD	$637	$1,730

Additional disclosures relative to cash flows:
Interest paid	$1,002	$693
Income taxes (refunded) paid	(126)	15
Noncash items:
Assets acquired	—	$2,810
Liabilities assumed	—	2,648
Loans transferred to portfolio from held for sale	$84	3,284
Loans transferred to other real estate owned	45	12

See Notes to Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The unaudited condensed consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
As used in these Notes:
♦	KeyCorp refers solely to the parent holding company;

♦	KeyBank refers to KeyCorp’s subsidiary bank, KeyBank National Association; and

♦	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.
The consolidated financial statements include any voting rights entity in which Key has a controlling financial interest. In accordance with Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” a variable interest entity (“VIE”) is consolidated if Key has a variable interest in the entity and is exposed to the majority of its expected losses and/or residual returns (i.e., Key is considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 8 (“Variable Interest Entities”), which begins on page 21, for information on Key’s involvement with VIEs.
Management uses the equity method to account for unconsolidated investments in voting rights entities or VIEs in which Key has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not controlling). Unconsolidated investments in voting rights entities or VIEs in which Key has a voting or economic interest of less than 20% generally are carried at cost. Investments held by KeyCorp’s registered broker-dealer and investment company subsidiaries (primarily principal investments) are carried at fair value.
Qualifying special purpose entities (“SPEs”), including securitization trusts, established by Key under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not consolidated. Information on SFAS No. 140 is included in Note 7 (“Loan Securitizations and Mortgage Servicing Assets”), which begins on page 18.
Management believes that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Some previously reported amounts have been reclassified to conform to current reporting practices.
The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in Key’s 2008 Annual Report to Shareholders.
Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain other intangible assets are subject to impairment testing, which must be conducted at least annually. Key performs the goodwill impairment testing in the fourth quarter of each year. Key’s reporting units for purposes of this testing are its major business segments, Community Banking and National Banking. Due to the ongoing uncertainty regarding market conditions, which may continue to negatively impact the performance of Key’s reporting units, management continues to monitor the impairment indicators for goodwill and other intangible assets and to evaluate the carrying amount of these assets, if necessary.

During the first quarter of 2009, market conditions prompted management to review and evaluate the carrying amount of the goodwill and other intangible assets assigned to Key’s Community Banking and National Banking units. This review indicated that the estimated fair value of the Community Banking unit was greater than its carrying amount, while the estimated fair value of the National Banking unit was less than its carrying amount, reflecting continued weakness in the financial markets. Based on the results of additional impairment testing required for the National Banking unit, Key recorded an after-tax noncash accounting charge of $187 million, or $.38 per common share, during the first quarter of 2009. Key’s regulatory and tangible capital ratios were not affected by this adjustment. As a result of this charge, Key has now written off all of the goodwill that had been assigned to the National Banking unit.
Noncontrolling Interests
Key’s Principal Investing unit and the Real Estate Capital and Corporate Banking Services line of business have noncontrolling (minority) interests. Key accounts for these interests in accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” Key reports noncontrolling interests in subsidiaries as a component of equity on the consolidated balance sheets. Net (loss) income includes the revenues, expenses, gains and losses pertaining to both Key and the noncontrolling interests. The portion of net results attributable to the noncontrolling interests is disclosed separately on the face of Key’s consolidated income statements to arrive at net (loss) income attributable to Key.
Offsetting Derivative Positions
In accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation 39,” and Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” Key takes into account the impact of master netting agreements that allow Key to settle all derivative contracts held with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral when recognizing derivative assets and liabilities. Additional information regarding derivative offsetting is provided in Note 15 (“Derivatives and Hedging Activities”), which begins on page 30.
Accounting Pronouncements Adopted in 2009
Business combinations. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 (effective January 1, 2009, for Key). Early adoption was prohibited.
Noncontrolling interests. In December 2007, the FASB issued SFAS No. 160, which requires all entities to report noncontrolling interests in subsidiaries as a component of equity and sets forth other presentation and disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2008 (effective January 1, 2009, for Key). Early adoption was prohibited. Additional information regarding this guidance is provided in this note under the heading “Noncontrolling Interests.” Adoption of this guidance did not have a material effect on Key’s financial condition or results of operations.
Accounting for transfers of financial assets and repurchase financing transactions. In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This Staff Position provides guidance on accounting for a transfer of a financial asset and a repurchase financing, and presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately. Staff Position No. FAS 140-3 is effective for fiscal years beginning after November 15, 2008 (effective January 1, 2009, for Key). Early adoption was prohibited. Adoption of this guidance did not have a material effect on Key’s financial condition or results of operations.

Disclosures about derivative instruments and hedging activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, and gains and losses on derivative instruments, and disclosures about credit risk contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 (effective January 1, 2009, for Key). The required disclosures are provided in Note 15.
Determination of the useful life of intangible assets. In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This Staff Position is effective for fiscal years beginning after December 15, 2008 (effective January 1, 2009, for Key). Early adoption was prohibited. Adoption of this guidance did not have a material effect on Key’s financial condition or results of operations.
Accounting for convertible debt instruments. In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This Staff Position is effective for fiscal years beginning after December 15, 2008 (effective January 1, 2009, for Key). Early adoption was prohibited. Key has not issued and does not have any convertible debt instruments outstanding that are subject to the accounting guidance in this Staff Position. Therefore, adoption of this guidance did not have an effect on Key’s financial condition or results of operations.
Accounting Pronouncements Pending Adoption
Recognition and presentation of other-than-temporary impairments. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This Staff Position provides new guidance on the recognition and presentation of other-than-temporary impairments of debt securities, and requires additional disclosures that are applicable to both debt and equity securities. This guidance will be effective for interim and annual periods ending after June 15, 2009 (effective June 30, 2009, for Key) with early adoption permitted. Adoption of this guidance is not expected to have a material effect on Key’s financial condition or results of operations.
Interim disclosures about fair value of financial instruments. In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This guidance amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments in interim financial statements of publicly traded companies. This Staff Position will be effective for interim and annual periods ending after June 15, 2009 (effective June 30, 2009, for Key) with early adoption permitted.
Determining fair value when volume and level of activity have significantly decreased and identifying transactions that are not orderly. In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Staff Position provides additional guidance for: (i) estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased, and (ii) identifying circumstances that indicate that a transaction is not orderly. This guidance emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions (i.e., not a forced liquidation or distressed sale). Staff Position No. FAS 157-4 will be effective for interim and annual periods ending after June 15, 2009 (effective June 30, 2009, for Key) with early adoption permitted. Adoption of this accounting guidance is not expected to have a material effect on Key’s financial condition or results of operations.
Employers’ disclosures about postretirement benefit plan assets. In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This guidance will require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, including fair values of each major asset category and the levels within the fair value hierarchy as set forth in SFAS No. 157. This Staff Position will be effective for fiscal years ending after December 15, 2009 (effective December 31, 2009, for Key).
2. Earnings Per Common Share
Key’s basic and diluted earnings per common share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2009	2008

EARNINGS
Net (loss) income attributable to Key	$(488)	$218
Less: Cash dividends declared on Series A Preferred Stock	12	—
Cash dividends accrued on Series B Preferred Stock	32	—
Amortization of discount on Series B Preferred Stock	4	—

Net (loss) income attributable to Key common shareholders	$(536)	$218

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	492,813	399,121
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	—	648

Weighted-average common shares and potential common shares outstanding (000)	492,813	399,769

EARNINGS PER COMMON SHARE
Net (loss) income attributable to Key	$(1.09)	$.55
Net (loss) income attributable to Key — assuming dilution	(1.09)	.54

3. Acquisition
Key completed the following acquisition in 2008.
U.S.B. Holding Co., Inc.
On January 1, 2008, Key acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. U.S.B. Holding Co. had assets of $2.840 billion and deposits of $1.804 billion at the date of acquisition. Under the terms of the agreement, Key exchanged 9,895,000 KeyCorp common shares, with a value of $348 million, and $194 million in cash for all of the outstanding shares of U.S.B. Holding Co. In connection with the acquisition, Key recorded goodwill of approximately $350 million in the Community Banking reporting unit. The acquisition expanded Key’s presence in markets both within and contiguous to its current operations in the Hudson Valley.

4. Line of Business Results
Community Banking
Regional Banking provides individuals with branch-based deposit and investment products, personal finance services, and loans, including residential mortgages, home equity and various types of installment loans. This line of business also provides small businesses with deposit, investment and credit products, and business advisory services.
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
National Banking
Real Estate Capital and Corporate Banking Services consists of two business units, Real Estate Capital and Corporate Banking Services.
Real Estate Capital is a national business that provides construction and interim lending, permanent debt placements and servicing, equity and investment banking, and other commercial banking products and services to developers, brokers and owner-investors. This unit deals primarily with nonowner-occupied properties (i.e., generally properties in which at least 50% of the debt service is provided by rental income from nonaffiliated third parties). Real Estate Capital emphasizes providing clients with finance solutions through access to the capital markets.
Corporate Banking Services provides cash management, interest rate derivatives, and foreign exchange products and services to clients served by both the Community Banking and National Banking groups. Through its Public Sector and Financial Institutions businesses, Corporate Banking Services also provides a full array of commercial banking products and services to government and not-for-profit entities, and to community banks.
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
Institutional and Capital Markets, through its KeyBanc Capital Markets unit, provides commercial lending, treasury management, investment banking, derivatives, foreign exchange, equity and debt underwriting and trading, and syndicated finance products and services to large corporations and middle-market companies.
Through its Victory Capital Management unit, Institutional and Capital Markets also manages or offers advice regarding investment portfolios for a national client base, including corporations, labor unions, not-for-profit organizations, governments and individuals. These portfolios may be managed in separate accounts, common funds or the Victory family of mutual funds.
Consumer Finance provides government-guaranteed education loans to students and their parents, and processes tuition payments for private schools. Through its Commercial Floor Plan Lending unit, this line of business also finances inventory for automobile dealers. In October 2008, Consumer Finance exited retail and floor-plan lending for marine and recreational vehicle products and began to limit new education loans to those backed by government guarantee. This line of business continues to service existing loans in these portfolios and to honor existing education loan commitments. These actions are consistent with Key’s strategy of de-emphasizing nonrelationship or out-of-footprint businesses.

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
The table that spans pages 13 and 14 shows selected financial data for each major business group for the three-month periods ended March 31, 2009 and 2008. This table is accompanied by supplementary information for each of the lines of business that make up these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles (“GAAP”) guides financial accounting, but there is no authoritative guidance for “management accounting ” — the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with Key’s policies:
♦	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is charged to the lines of business based on the total loan and deposit balances of each line.

♦	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line actually uses the services.

♦	Key’s consolidated provision for loan losses is allocated among the lines of business primarily based on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that management uses to estimate Key’s consolidated allowance for loan losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 79 of Key’s 2008 Annual Report to Shareholders.

♦	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance, and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.5%.

♦	Capital is assigned based on management’s assessment of economic risk factors (primarily credit, operating and market risk) directly attributable to each line.
Developing and applying the methodologies that management uses to allocate items among Key’s lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key’s organizational structure.

Three months ended March 31,	Community Banking		National Banking
dollars in millions	2009	2008	2009	2008

SUMMARY OF OPERATIONS
Net interest income (loss) (TE)	$415	$422	$286	$338 (b)
Noninterest income	189	207	251	101

Total revenue (TE) (a)	604	629	537	439
Provision for loan losses	81	18	789	169
Depreciation and amortization expense	36	38	66	72
Other noninterest expense	434	387	471 (b)	236

Income (loss) before income taxes (TE)	53	186	(789)	(38)
Allocated income taxes and TE adjustments	20	70	(216)	(14)

Net income (loss)	33	116	(573)	(24)
Less: Net (loss) income attributable to noncontrolling interests	—	—	(2)	—

Net income (loss) attributable to Key	$33	$116	$(571)	$(24)

Percent of consolidated net income attributable to Key	N/M	53%	N/M	(11)%
Percent of total segments net income attributable to Key	N/M	103	N/M	(21)

AVERAGE BALANCES
Loans and leases	$28,940	$28,085	$46,197	$44,162
Total assets (a)	31,949	31,016	54,810	56,193
Deposits	51,560	49,777	12,214	11,877

OTHER FINANCIAL DATA
Net loan charge-offs	$54	$30	$438	$91
Return on average allocated equity	4.13%	15.93%	(42.65)%	(1.96)%
Average full-time equivalent employees	8,887	8,712	3,024	3,744

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients with residency in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by Key’s major business groups are located in the United States.

(b)	National Banking’s results for the first quarter of 2009 include a noncash charge for goodwill and other intangible assets impairment of $223 million ($187 million after tax). During the first quarter of 2008, National Banking’s taxable-equivalent net interest income and net results were reduced by $34 million and $21 million, respectively, as a result of its involvement with certain leveraged lease financing transactions which were challenged by the Internal Revenue Service (“IRS”).

(c)	Reconciling Items for the first quarter of 2009 include a $105 million ($65 million after tax) gain from the sale of Key’s remaining equity interest in Visa Inc. For the first quarter of 2008, Reconciling Items include a $165 million ($103 million after tax) gain from the partial redemption of Key’s equity interest in Visa Inc. and a $17 million charge to income taxes for the interest cost associated with the increase to Key’s tax reserves for certain lease in, lease out (“LILO”) transactions.

TE	= Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

Other Segments		Total Segments		Reconciling Items		Key
2009	2008	2009	2008	2009	2008	2009	2008

$(45)	$(27)	$656	$733	$(36)	$(29)	$620	$704
(33)	55	407	363	85 (c)	167 (c)	492	530

(78)	28	1,063	1,096	49	138	1,112	1,234
—	—	870	187	5	—	875	187
—	—	102	110	—	—	102	110
10	11	915	634	(44)	(11)	871	623

(88)	17	(824)	165	88	149	(736)	314
(43)	(5)	(239)	51	1	44 (c)	(238)	95

(45)	22	(585)	114	87	105	(498)	219
(8)	1	(10)	1	—	—	(10)	1

$(37)	$21	$(575)	$113	$87	$105	$(488)	$218

N/M	10%	N/M	52%	N/M	48%	N/M	100%
N/M	18	N/M	100	N/A	N/A	N/A	N/A

$156	$238	$75,293	$72,485	$36	$203	$75,329	$72,688
16,567	14,421	103,326	101,630	489	1,726	103,815	103,356
1,750	4,801	65,524	66,455	(140)	(169)	65,384	66,286

—	—	$492	$121	—	—	$492	$121
N/M	N/M	(25.34)%	5.43%	N/M	N/M	(19.12)%	10.38%
41	43	11,952	12,499	5,516	5,927	17,468	18,426

Supplementary information (Community Banking lines of business)

Three months ended March 31,	Regional Banking		Commercial Banking
dollars in millions	2009	2008	2009	2008

Total revenue (TE)	$511	$528	$93	$101
Provision for loan losses	69	9	12	9
Noninterest expense	419	383	51	42
Net income	14	85	19	31
Average loans and leases	20,004	19,562	8,936	8,523
Average deposits	47,784	46,192	3,776	3,585
Net loan charge-offs	53	29	1	1
Net loan charge-offs to average loans	1.07%	.60%	.05%	.05%
Nonperforming assets at period end	$216	$142	$115	$62
Return on average allocated equity	2.50%	16.40%	7.96%	14.79%
Average full-time equivalent employees	8,565	8,380	322	332

TE = Taxable Equivalent
Supplementary information (National Banking lines of business)

	Real Estate Capital and				Institutional and
Three months ended March 31,	Corporate Banking Services		Equipment Finance		Capital Markets		Consumer Finance
dollars in millions	2009	2008	2009	2008	2009	2008	2009	2008

Total revenue (TE)	$171	$83	$102	$93	$176	$160	$88	$103
Provision for loan losses	470	45	77	24	31	16	211	84
Noninterest expense	113	60	86	95	236	105	102	48
Net (loss) income attributable to Key	(270)	(14)	(38)	(16)	(101)	24	(162)	(18)
Average loans and leases	16,567	16,497	9,091	10,596	8,948	7,632	11,591	9,437
Average loans held for sale	269	989	28	32	267	555	514	3,356
Average deposits	9,987	9,784	17	14	1,773	1,460	437	619
Net loan charge-offs	218	38	44	24	45	2	131	27
Net loan charge-offs to average loans	5.34%	.93%	1.96%	.91%	2.04%	.11%	4.58%	1.15%
Nonperforming assets at period end	$1,072	$732	$215	$69	$59	$12	$300	$98
Return on average allocated equity	(45.38)%	(3.00)%	(21.71)%	(6.94)%	(33.33)%	7.94%	(60.95)%	(7.94)%
Average full-time equivalent employees	1,024	1,233	741	885	912	938	347	688

TE = Taxable Equivalent

5. Securities
Securities available for sale. These are securities that Key intends to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in shareholders’ equity as a component of “accumulated other comprehensive income” on the balance sheet. Unrealized losses on specific securities deemed to be “other-than-temporary” are included in “net securities (losses) gains” on the income statement, as are actual gains and losses resulting from the sales of securities using the specific identification method.
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
“Other securities” held in the held-to-maturity portfolio consist of foreign bonds, trust preferred securities and preferred equity securities.
The amortized cost, unrealized gains and losses, and approximate fair value of Key’s securities available for sale and held-to-maturity securities are presented in the following tables. Gross unrealized gains and losses represent the difference between the amortized cost and the fair value of securities on the balance sheet as of the dates indicated. Accordingly, the amount of these gains and losses may change in the future as market conditions change.

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$10	—	—	$10
States and political subdivisions	90	$1	—	91
Collateralized mortgage obligations	6,289	216	—	6,505
Other mortgage-backed securities	1,624	77	—	1,701
Retained interests in securitizations	166	1	—	167
Other securities	61	2	$7	56

Total securities available for sale	$8,240	$297	$7	$8,530

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$4	—	—	$4
Other securities	21	—	—	21

Total held-to-maturity securities	$25	—	—	$25

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$9	$1	—	$10
States and political subdivisions	90	1	—	91
Collateralized mortgage obligations	6,380	148	$5	6,523
Other mortgage-backed securities	1,505	63	1	1,567
Retained interests in securitizations	162	29	—	191
Other securities	71	1	17	55

Total securities available for sale	$8,217	$243	$23	$8,437

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$4	—	—	$4
Other securities	21	—	—	21

Total held-to-maturity securities	$25	—	—	$25

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$18	—	—	$18
States and political subdivisions	92	$1	—	93
Collateralized mortgage obligations	6,355	170	$8	6,517
Other mortgage-backed securities	1,486	37	1	1,522
Retained interests in securitizations	153	33	—	186
Other securities	84	4	5	83

Total securities available for sale	$8,188	$245	$14	$8,419

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$8	—	—	$8
Other securities	21	—	—	21

Total held-to-maturity securities	$29	—	—	$29

6. Loans and Loans Held for Sale
Key’s loans by category are summarized as follows:

	March 31,		December 31,		March 31,
in millions	2009		2008		2008

Commercial, financial and agricultural	$25,405		$27,260		$25,777
Commercial real estate:
Commercial mortgage	12,057	(a)	10,819		10,479
Construction	6,208	(a)	7,717		8,473

Total commercial real estate loans	18,265		18,536	(b)	18,952
Commercial lease financing	8,553		9,039		10,000

Total commercial loans	52,223		54,835		54,729
Real estate — residential mortgage	1,759		1,908		1,954
Home equity:
Community Banking	10,290		10,124		9,678
National Banking	998		1,051		1,220

Total home equity loans	11,288		11,175		10,898
Consumer other — Community Banking	1,215		1,233		1,266
Consumer other — National Banking:
Marine	3,256		3,401		3,653
Education	3,700		3,669		3,608
Other	262		283		336

Total consumer other — National Banking	7,218		7,353		7,597

Total consumer loans	21,480		21,669		21,715

Total loans	$73,703		$76,504		$76,444

(a)	In late March 2009, Key transferred $1.474 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines pertaining to the classification of loans that have reached a completed status.

(b)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.
Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 115 of Key’s 2008 Annual Report to Shareholders.
Key’s loans held for sale by category are summarized as follows:

	March 31,	December 31,		March 31,
in millions	2009	2008		2008

Commercial, financial and agricultural	$24	$102		$291
Real estate — commercial mortgage	301	273		1,139
Real estate — construction	151	164	(a)	25
Commercial lease financing	10	7		31
Real estate — residential mortgage	183	77		58
Home equity	—	—		1
Education	453	401		123
Automobile	2	3		6

Total loans held for sale	$1,124	$1,027		$1,674

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended March 31,
in millions	2009	2008

Balance at beginning of period	$1,803	$1,200
Charge-offs	(520)	(148)
Recoveries	28	27

Net loans charged off	(492)	(121)
Provision for loan losses	875	187
Allowance related to loans acquired, net	—	32

Balance at end of period	$2,186	$1,298

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended March 31,
in millions	2009	2008

Balance at beginning of period	$54	$80
Credit for losses on lending-related commitments	—	(27)

Balance at end of period (a)	$54	$53

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.
7. Loan Securitizations and Mortgage Servicing Assets
Retained Interests in Loan Securitizations
A securitization involves the sale of a pool of loan receivables to investors through either a public or private issuance (generally by a qualifying SPE) of asset-backed securities. Generally, the assets are transferred to a trust that sells interests in the form of certificates of ownership. In previous years, Key sold education loans in securitizations; however, Key has not securitized any education loans since 2006 due to unfavorable market conditions.
When Key sells loans in securitizations, Key records a gain or loss when the net sale proceeds and residual interests, if any, differ from the loans’ allocated carrying amount. Gains or losses resulting from securitizations are recorded as one component of “net gains (losses) from loan securitizations and sales” on the income statement.
A servicing asset is recorded if Key purchases or retains the right to service securitized loans, and receives servicing fees that exceed the going market rate. Key generally retains an interest in securitized loans in the form of an interest-only strip, residual asset, servicing asset or security. Key’s mortgage servicing assets are discussed under the heading “Mortgage Servicing Assets” on page 20. All other retained interests are accounted for as debt securities and classified as securities available for sale.
In accordance with Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” qualifying SPEs, including securitization trusts, established by Key under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are exempt from consolidation. Information related to Revised Interpretation No. 46 is included in Note 1 (“Basis of Presentation”), which begins on page 7.

Management uses certain assumptions and estimates to determine the fair value to be allocated to retained interests at the date of transfer and at subsequent measurement dates. Primary economic assumptions used to measure the fair value of Key’s retained interests in education loans and the sensitivity of the current fair value of residual cash flows to immediate adverse changes in those assumptions at March 31, 2009, are as follows:

dollars in millions

Fair value of retained interests	$168
Weighted-average life (years)	1.0 - 6.7

PREPAYMENT SPEED ASSUMPTIONS (ANNUAL RATE)	4.00% - 30.00%
Impact on fair value of 1% CPR adverse change	$(7)
Impact on fair value of 2% CPR adverse change	(10)

EXPECTED CREDIT LOSSES (STATIC RATE)	.14% - 26.40%
Impact on fair value of .25% adverse change	$(4)
Impact on fair value of .50% adverse change	(8)

RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL RATE)	8.50% - 14.00%
Impact on fair value of 1% adverse change	$(6)
Impact on fair value of 2% adverse change	(12)

EXPECTED STATIC DEFAULT (STATIC RATE)	3.75% - 33.00%
Impact on fair value of 1% adverse change	$(32)
Impact on fair value of 2% adverse change	(64)

VARIABLE RETURNS TO TRANSFEREES	(a )

These sensitivities are hypothetical and should be relied upon with caution. Sensitivity analysis is based on the nature of the asset, the seasoning (i.e., age and payment history) of the portfolio and historical results. Changes in fair value based on a 1% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may cause changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit losses, which might magnify or counteract the sensitivities.

(a)	Forward London Interbank Offered Rate (“LIBOR”) plus contractual spread over LIBOR ranging from .00% to 1.15%.

CPR = Constant Prepayment Rate
The fair value measurement of Key’s mortgage servicing assets is described under the heading “Mortgage Servicing Assets” on page 20. Management conducts a quarterly review of the fair values of its other retained interests. The historical performance of each retained interest and the assumptions used to project future cash flows are reviewed, assumptions are revised and present values of cash flows are recalculated, as appropriate.
The present values of cash flows represent the fair value of the retained interests. If the carrying amount of a retained interest classified as a security available for sale exceeds its fair value, impairment is indicated and recognized in earnings if considered to be “other-than-temporary” or recognized in equity as “accumulated other comprehensive income” if deemed to be temporary. Conversely, if the fair value of the retained interest exceeds its carrying value, the increase in fair value is recorded in equity as “accumulated other comprehensive income.”

The table below shows the relationship between the education loans Key manages and those held in the loan portfolio. Managed loans include those held in portfolio and those securitized and sold, but still serviced by Key. Related delinquencies and net credit losses are also presented.

		Loans Past	Net Credit
March 31, 2009	Loan	Due 60 days	Losses During
in millions	Principal	or More	the Quarter

Education loans managed	$8,299	$247	$60
Less: Loans securitized	4,146	154	28
Loans held for sale or securitization	453	7	—

Loans held in portfolio	$3,700	$86	$32

Mortgage Servicing Assets
Key originates and periodically sells commercial mortgage loans but continues to service those loans for the buyers. Key also may purchase the right to service commercial mortgage loans for other lenders. Changes in the carrying amount of mortgage servicing assets are summarized as follows:

	Three months ended March 31,
in millions	2009	2008

Balance at beginning of period	$242	$313
Servicing retained from loan sales	1	2
Amortization	(15)	(28)

Balance at end of period	$228	$287

Fair value at end of period	$384	$425

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. Primary economic assumptions used to measure the fair value of Key’s mortgage servicing assets at March 31, 2009 and 2008, are:
♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00%; and

♦	residual cash flows discount rate of 8.50% to 15.00%.
Changes in these assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. A 1.00% increase in the assumed default rate of commercial mortgage loans at March 31, 2009, would cause a $9 million decrease in the fair value of Key’s mortgage servicing assets.
Contractual fee income from servicing commercial mortgage loans totaled $16 million and $17 million for the three-month periods ended March 31, 2009 and 2008, respectively. Key has elected to remeasure servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.

Servicing assets are evaluated quarterly for possible impairment. This process involves classifying the assets based on the types of loans serviced and their associated interest rates, and determining the fair value of each class. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced through a charge to income in the amount of such excess. For the three-month periods ended March 31, 2009 and 2008, no servicing asset impairment occurred.
8. Variable Interest Entities
A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of the following criteria:
♦	The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.

♦	The entity’s investors lack the authority to make decisions about the activities of the entity through voting rights or similar rights, and do not have the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns.

♦	The voting rights of some investors are not proportional to their economic interest in the entity, and substantially all of the entity’s activities involve or are conducted on behalf of investors with disproportionately few voting rights.
Key’s VIEs, including those consolidated and those in which Key holds a significant interest, are summarized below. Key defines a “significant interest” in a VIE as a subordinated interest that exposes Key to a significant portion, but not the majority, of the VIE’s expected losses or residual returns.

	Consolidated VIEs	Unconsolidated VIEs
March 31, 2009				Maximum
in millions	Total Assets	Total Assets	Total Liabilities	Exposure to Loss

Low-income housing tax credit (“LIHTC”) funds	$236	$202	—	—
LIHTC investments	N/A	987	—	$362

N/A = Not Applicable
Key’s involvement with VIEs is described below.
Consolidated VIEs
LIHTC guaranteed funds. Key Affordable Housing Corporation (“KAHC”) formed limited partnerships (“funds”) that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. Key also earned syndication fees from these funds and continues to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $225 million at March 31, 2009. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations. Key has not formed new funds or added LIHTC partnerships since October 2003. However, Key continues to act as asset manager and provides occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, management has determined that Key is the primary beneficiary of these funds. Key did not record any expenses related to this guarantee obligation during the first three months of 2009. Additional information on return guarantee agreements with LIHTC investors is presented in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Guarantees” on page 27.
The partnership agreement for each guaranteed fund requires the fund to be dissolved by a certain date. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the third-party interests associated with these funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150 for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. Key adjusts the financial statements each period for the third-party investors’ share of the funds’ profits and losses. At March 31, 2009, the settlement value of these third-party interests was estimated to be between $171 million and $178 million, while the recorded value, including reserves, totaled $229 million.
Unconsolidated VIEs
LIHTC nonguaranteed funds. Although Key holds significant interests in certain nonguaranteed funds that Key formed and funded, management has determined that Key is not the primary beneficiary of those funds because Key does not absorb the majority of the expected losses of the funds. At March 31, 2009, assets of these unconsolidated nonguaranteed funds totaled $202 million. Key’s maximum exposure to loss in connection with these funds is minimal, and Key does not have any liability recorded related to the funds. Management elected to cease forming these funds in October 2003.
LIHTC investments. Through the Community Banking business group, Key has made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, Key is allocated tax credits and deductions associated with the underlying properties. Management has determined that Key is not the primary beneficiary of these investments because the general partners are more closely associated with the business activities of these partnerships. At March 31, 2009, assets of these unconsolidated LIHTC operating partnerships totaled approximately $987 million. Key’s maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $293 million at March 31, 2009, plus $69 million of tax credits claimed but subject to recapture. Key does not have any liability recorded related to these investments because Key believes the likelihood of any loss in connection with these partnerships is remote. During the first three months of 2009, Key did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.
Key has additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $1.527 billion at March 31, 2009. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. Management has determined that Key is not the primary beneficiary of these partnerships because the general partners are more closely associated with the business activities of these partnerships. Information regarding Key’s exposure to loss in connection with these guaranteed funds is included in Note 14 under the heading “Return guarantee agreement with LIHTC investors” on page 28.
Commercial and residential real estate investments and principal investments. Key’s Principal Investing unit and the Real Estate Capital and Corporate Banking Services line of business make equity and mezzanine investments, some of which are in VIEs. These investments are held by nonregistered investment companies subject to the provisions of the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, “Audits of Investment Companies.” Key is not currently applying the accounting or disclosure provisions of Revised Interpretation No. 46 to these investments, which remain unconsolidated; the FASB deferred the effective date of Revised Interpretation No. 46 for such nonregistered investment companies until the AICPA clarifies the scope of the Audit Guide.

9. Nonperforming Assets and Past Due Loans
Impaired loans totaled $1.472 billion at March 31, 2009, compared to $985 million at December 31, 2008, and $839 million at March 31, 2008. Impaired loans had an average balance of $1.229 billion for the first quarter of 2009 and $679 million for the first quarter of 2008.
Key’s nonperforming assets and past due loans were as follows:

	March 31,	December 31,		March 31,
in millions	2009	2008		2008

Impaired loans	$1,472	$985		$839
Other nonaccrual loans	266	240		215

Total nonperforming loans	1,738	1,225		1,054

Nonperforming loans held for sale	72	90	(a)	9

Other real estate owned (“OREO”)	147	110		29
Allowance for OREO losses	(4)	(3)		(2)

OREO, net of allowance	143	107		27
Other nonperforming assets (b)	44	42		25

Total nonperforming assets	$1,997	$1,464		$1,115

Impaired loans with a specifically allocated allowance	$1,327	$876		$789
Specifically allocated allowance for impaired loans	233	178		177

Accruing loans past due 90 days or more	$458	$433		$283
Accruing loans past due 30 through 89 days	1,407	1,314		1,169

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	Primarily investments held by the Private Equity unit within Key’s Real Estate Capital and Corporate Banking Services line of business.
At March 31, 2009, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
Management evaluates the collectibility of Key’s loans as described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 79 of Key’s 2008 Annual Report to Shareholders.

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
The capital securities provide an attractive source of funds: they constitute Tier 1 capital for regulatory reporting purposes, but have the same tax advantages as debt for federal income tax purposes. During the first quarter of 2005, the Federal Reserve Board adopted a rule that allows bank holding companies to continue to treat capital securities as Tier 1 capital, but imposed stricter quantitative limits that would have taken effect March 31, 2009. On March 17, 2009, in light of continued stress in the financial markets, the Federal Reserve Board delayed the effective date of these new limits until March 31, 2011. Management believes the new rule will not have any material effect on Key’s financial condition.
KeyCorp unconditionally guarantees the following payments or distributions on behalf of the trusts:
♦	required distributions on the capital securities;

♦	the redemption price when a capital security is redeemed; and

♦	the amounts due if a trust is liquidated or terminated.
The capital securities, common stock and related debentures are summarized as follows:

				Principal		Interest Rate	Maturity
	Capital			Amount of		of Capital	of Capital
	Securities,		Common	Debentures,		Securities and	Securities and
dollars in millions	Net of Discount	(a)	Stock	Net of Discount	(b)	Debentures (c)	Debentures

March 31, 2009
KeyCorp Capital I	$197		$8	$201		2.175%	2028
KeyCorp Capital II	224		8	220		6.875	2029
KeyCorp Capital III	281		8	263		7.750	2029
KeyCorp Capital V	175		5	194		5.875	2033
KeyCorp Capital VI	75		2	82		6.125	2033
KeyCorp Capital VII	306		8	284		5.700	2035
KeyCorp Capital VIII	277		—	335		7.000	2066
KeyCorp Capital IX	559		—	558		6.750	2066
KeyCorp Capital X	829		—	827		8.000	2068
Union State Capital I	20		1	21		9.580	2027
Union State Statutory II	20		—	20		4.750	2031
Union State Statutory IV	10		—	10		3.894	2034

Total	$2,973		$40	$3,015		6.743%	—

December 31, 2008	$3,042		$40	$3,084		6.931%	—

March 31, 2008	$2,753		$40	$2,799		6.985%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Included in certain capital securities at March 31, 2009, December 31, 2008, and March 31, 2008, are basis adjustments of $390 million, $459 million and $170 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 115 of Key’s 2008 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by Capital I); March 18, 1999 (for debentures owned by Capital II); July 16, 1999 (for debentures owned by Capital III); July 31, 2006 (for debentures owned by Union State Statutory II); February 1, 2007 (for debentures owned by Union State Capital I); July 21, 2008 (for debentures owned by Capital V); December 15, 2008 (for debentures owned by Capital VI); April 7, 2009 (for debentures owned by Union State Statutory IV); June 15, 2010 (for debentures owned by Capital VII); June 15, 2011 (for debentures owned by Capital VIII); December 15, 2011 (for debentures owned by Capital IX); and March 15, 2013 (for debentures owned by Capital X); and (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by Union State Statutory IV, Capital I, Capital V, Capital VI, Capital VII, Capital VIII, Capital IX or Capital X are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Union State Capital I are redeemed before they mature, the redemption price will be 104.31% of the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Union State Statutory II are redeemed before they mature, the redemption price will be 104.50% of the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp. Included in the principal amount of debentures at March 31, 2009, December 31, 2008, and March 31, 2008, are adjustments relating to hedging with financial instruments totaling $392 million, $461 million and $176 million, respectively.

(c)	The interest rates for Capital II, Capital III, Capital V, Capital VI, Capital VII, Capital VIII, Capital IX, Capital X and Union State Capital I are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The rates shown as the totals at March 31, 2009, December 31, 2008, and March 31, 2008, are weighted-average rates.
11. Shareholders’ Equity
Preferred Stock Conversion to Common Shares
On April 2, 2009, KeyCorp entered into an agreement with certain institutional shareholders pursuant to which KeyCorp and each of the institutional shareholders agreed to exchange KeyCorp’s 7.750% noncumulative perpetual convertible preferred stock, Series A (“Series A Preferred Stock”) held by the institutional shareholders for KeyCorp’s common shares, $1 par value. In the aggregate, KeyCorp exchanged 400,000 shares of the Series A Preferred Stock for 3,699,600 KeyCorp common shares, or approximately .74% of the issued and outstanding KeyCorp common shares, on April 7, 2009, the date on which the exchange transactions settled. The common shares of KeyCorp were issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. KeyCorp utilized treasury shares to complete the transactions.
Supervisory Capital Assessment Program
To implement the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Assistance Program (“CAP”), the Federal Reserve, the Federal Reserve Banks, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency commenced a review of the capital of the nineteen largest U.S. banking institutions. This review, referred to as the Supervisory Capital Assessment Program (“SCAP”), involved a forward-looking capital assessment, or “stress test,” of all domestic bank holding companies with risk-weighted assets of more than $100 billion, including KeyCorp, at December 31, 2008. As announced on May 7, 2009, under the SCAP, KeyCorp’s regulators determined that it needs to raise $1.8 billion in additional Tier 1 common equity or contingent common equity (i.e., mandatorily convertible preferred shares). Information regarding the CAP and KeyCorp’s final SCAP assessment is included in the “Capital” section under the heading “Financial Stability Plan” on page 79.

12. Employee Benefits
Pension Plans
The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2009	2008

Service cost of benefits earned	$12	$13
Interest cost on projected benefit obligation	15	16
Expected return on plan assets	(16)	(23)
Amortization of losses	10	3

Net pension cost	$21	$9

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
The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2009	2008

Interest cost on accumulated postretirement benefit obligation	$1	$1
Expected return on plan assets	(1)	(1)

Net postretirement benefit cost	—	—

13. Income Taxes
Lease Financing Transactions
On February 13, 2009, Key and the IRS entered into a closing agreement that resolves substantially all outstanding LILO and sale in, sale out (“SILO”) tax issues between Key and the IRS. Key has deposited $2.047 billion with the IRS to cover the anticipated amount of taxes and associated interest cost due to the IRS for all tax years affected by the settlement. Key expects the remaining LILO/SILO tax issues to be settled with the IRS in the near future with no additional tax or interest liability to Key.
During 2009, Key will amend its state tax returns to reflect the impact of the settlement on prior years’ state tax liabilities. While the settlement with the IRS provides a waiver of federal tax penalties, management anticipates that certain statutory penalties under state tax laws will be imposed on Key. Although Key intends to vigorously defend its position against the imposition of any such penalties, during the fourth quarter of 2008, management accrued $31 million for potential penalties in accordance with current accounting guidance.
Pursuant to FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” management updated its assessment of the timing of the tax payments associated with the LILO/SILO settlement. As a result, Key recognized a $5 million ($3 million after-tax) increase to earnings during the first quarter of 2009.

Unrecognized Tax Benefits
As permitted under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” it is Key’s policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
14. Contingent Liabilities and Guarantees
Legal Proceedings
Tax disputes. The information pertaining to lease financing transactions presented in Note 13 (“Income Taxes”) is incorporated herein by reference.
Taylor litigation. On August 11, 2008, a purported class action case was filed against KeyCorp, its directors and certain employees (collectively, the “Key parties”), captioned Taylor v. KeyCorp et al., in the United States District Court for the Northern District of Ohio. On September 16, 2008, a second and related case was filed in the same district court, captioned Wildes v. KeyCorp et al. The plaintiffs in these cases seek to represent a class of all participants in Key’s 401(k) Savings Plan and allege that the Key parties breached fiduciary duties owed to them under the Employee Retirement Income Security Act (“ERISA”). On November 25, 2008, the Court consolidated the Taylor and Wildes lawsuits into a single action. Plaintiffs have since filed their consolidated complaint, which continues to name certain employees as defendants but no longer names any outside directors. Key strongly disagrees with the allegations contained in the complaints and the consolidated complaint, and intends to vigorously defend against them.
Madoff-related claims. In December 2008, Austin Capital Management, Ltd. (“Austin”), an investment firm owned by Key, which selects and manages hedge fund investments for its principally institutional customer base, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controls. The investment losses borne by Austin’s clients stem from investments that Austin made in certain Madoff-advised “hedge” funds. During the first quarter of 2009, three purported class actions and one arbitration proceeding were filed against Austin seeking to recover losses incurred as a result of Madoff’s crimes. The class action lawsuits and arbitration allege various claims, including negligence, fraud, breach of fiduciary duties and violations of federal securities laws and the ERISA. In the event Key were to incur any liability for this matter, Key believes such liability would be covered under the terms and conditions of its insurance policy, subject to a $25 million self-insurance deductible and usual policy exceptions.
In April 2009, management made the strategic decision to curtail Austin’s operations and expects that the related charges will not be material.
Other litigation. In the ordinary course of business, Key is subject to other legal actions that involve claims for substantial monetary relief. Based on information presently known to management, management does not believe there is any legal action to which KeyCorp or any of its subsidiaries is a party, or involving any of their properties that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on Key’s financial condition.
Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at March 31, 2009. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 82 of Key’s 2008 Annual Report to Shareholders.

	Maximum Potential
March 31, 2009	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial guarantees:
Standby letters of credit	$13,756	$101
Recourse agreement with FNMA	699	6
Return guarantee agreement with LIHTC investors	198	48
Written interest rate caps (a)	225	31
Default guarantees	32	1

Total	$14,910	$187

(a)	As of March 31, 2009, the weighted-average interest rate on written interest rate caps was .8%, and the weighted-average strike rate was 4.6%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
Management determines the payment/performance risk associated with each type of guarantee described below based on the probability that Key could be required to make the maximum potential undiscounted future payments shown in the preceding table. Management uses a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and has determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2009, is low.
Standby letters of credit. Many of Key’s lines of business issue standby letters of credit to address clients’ financing needs. These instruments obligate Key to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At March 31, 2009, Key’s standby letters of credit had a remaining weighted-average life of approximately 1.9 years, with remaining actual lives ranging from less than one year to as many as ten years.
Recourse agreement with Federal National Mortgage Association. KeyBank participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KeyBank has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan KeyBank sells to FNMA. Accordingly, KeyBank maintains a reserve for such potential losses in an amount estimated by management to approximate the fair value of KeyBank’s liability. At March 31, 2009, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.8 years, and the unpaid principal balance outstanding of loans sold by KeyBank as a participant in this program was approximately $2.204 billion. As shown in the table above, the maximum potential amount of undiscounted future payments that KeyBank could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at March 31, 2009. If KeyBank is required to make a payment, it would have an interest in the collateral underlying the related commercial mortgage loan.
Return guarantee agreement with LIHTC investors. KAHC, a subsidiary of KeyBank, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal low income housing tax credits under Section 42 of the Internal Revenue Code. In certain partnerships, investors paid a fee to KAHC for a guaranteed return that is based on the financial performance of the property and the property’s confirmed LIHTC status throughout a fifteen-year compliance period. If KAHC defaults on its obligation to provide the guaranteed return, Key is obligated to make any necessary payments to investors. These guarantees have expiration dates that extend through 2019, but there have been no new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 8 (“Variable Interest Entities”), which begins on page 21.

No recourse or collateral is available to offset Key’s guarantee obligation other than the underlying income stream from the properties. Any guaranteed returns that are not met through distribution of tax credits and deductions associated with the specific properties from the partnerships remain Key’s obligation.
As shown in the table on page 28, KAHC maintained a reserve in the amount of $48 million at March 31, 2009, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.
Written interest rate caps. In the ordinary course of business, Key “writes” interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At March 31, 2009, outstanding caps had a weighted-average life of approximately 1.6 years.
Key is obligated to pay the client if the applicable benchmark interest rate exceeds a specified level (known as the “strike rate”). These instruments are accounted for as derivatives. Key typically mitigates its potential future payments by entering into offsetting positions with third parties.
Default guarantees. Some lines of business participate in guarantees that obligate Key to perform if the debtor fails to satisfy all of its payment obligations to third parties. Key generally undertakes these guarantees in instances where the risk profile of the debtor should provide an investment return or to support its underlying investment. The terms of these default guarantees range from less than one year to as many as thirteen years, while some default guarantees do not have a contractual end date. Although no collateral is held, Key would receive a pro rata share should the third party collect some or all of the amounts due from the debtor.
Other Off-Balance Sheet Risk
Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in Interpretation No. 45 and from other relationships.
Liquidity facilities that support asset-backed commercial paper conduits. Key provides liquidity facilities to several unconsolidated third-party commercial paper conduits. These facilities obligate Key to provide funding if there is a credit market disruption or there are other factors that would preclude the issuance of commercial paper by the conduits. The liquidity facilities, all of which expire by November 10, 2010, obligate Key to provide aggregate funding of up to $845 million, with individual facilities ranging from $40 million to $125 million. The aggregate amount available to be drawn is based on the amount of current commitments to borrowers and totaled $684 million at March 31, 2009. Management periodically evaluates Key’s commitments to provide liquidity.
Indemnifications provided in the ordinary course of business. Key provides certain indemnifications, primarily through representations and warranties in contracts that are entered into in the ordinary course of business in connection with loan sales and other ongoing activities, as well as in connection with purchases and sales of businesses. Key maintains reserves, when appropriate, with respect to liability that reasonably could arise in connection with these indemnities.
Intercompany guarantees. KeyCorp and certain Key affiliates are parties to various guarantees that facilitate the ongoing business activities of other Key affiliates. These business activities encompass debt issuance, certain lease and insurance obligations, the purchase or issuance of investments and securities, and certain leasing transactions involving clients.
Heartland Payment Systems Matter. Under an agreement between KeyBank and Heartland Payment Systems, Inc. (“Heartland”), Heartland utilizes KeyBank’s membership in the Visa and MasterCard networks to register as an Independent Sales Organization for Visa and a Member Service Provider with MasterCard to provide merchant payment processing services for Visa and MasterCard transactions. On

January 20, 2009, Heartland publicly announced its discovery of an alleged criminal breach of its credit card payment processing systems environment (the “Intrusion”) that reportedly occurred during 2008 and is alleged to have involved the malicious collection of in-transit, unencrypted payment card data that was being processed by Heartland.
In Heartland’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2009 (“Heartland’s 2008 Form 10-K”), Heartland reported that it expects the major card brands, including Visa and MasterCard, to assert claims seeking to impose fines, penalties, and/or other assessments against Heartland and/or certain card brand members, such as KeyBank, as a result of the alleged potential breach of the respective card brand rules and regulations and the Intrusion. Heartland also indicated that it is likely that the overall costs associated with the Intrusion will be material to it, and that it may need to seek financing in order to pay such costs.
KeyBank has received letters from both Visa and MasterCard assessing fines, penalties or assessments related to the Intrusion. KeyBank is in the process of pursuing appeals of such fines, penalties or assessments. Visa and MasterCard (as well as Heartland and KeyBank) are each still investigating the matter, and they may revise their respective assessments. Under its agreement with Heartland, KeyBank has certain rights of indemnification from Heartland for costs assessed against it by Visa and MasterCard and other associated costs, and KeyBank has notified Heartland of its indemnification rights. In the event that Heartland is unable to fulfill its indemnification obligations to KeyBank, the charges (net of any indemnification) could be significant, although it is not possible to quantify at this time. Accordingly, under applicable accounting rules KeyBank has not established any reserve. For further information on Heartland and the Intrusion, please review Heartland’s 2008 Form 10-K.
15. Derivatives and Hedging Activities
Key, mainly through its subsidiary bank, KeyBank, is party to various derivative instruments that are used for interest rate risk management, credit risk management and trading purposes. Derivative instruments are contracts between two or more parties that have a notional amount and underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract.
The primary derivatives that Key uses are interest rate swaps, caps, floors and futures, foreign exchange contracts, energy derivatives, credit derivatives and equity derivatives. Generally, these instruments help Key manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, and meet client financing and hedging needs. Interest rate risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in interest rates. Credit risk is defined as the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.
Derivative assets and liabilities are recorded at fair value on the balance sheet, after taking into account the effects of master netting agreements. These master netting agreements allow Key to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related cash collateral, where applicable. As a result, Key could have derivative contracts with negative fair values included in derivative assets on the balance sheet and contracts with positive fair values included in derivative liabilities.
At March 31, 2009, after taking into account the effects of bilateral collateral and master netting agreements, Key had $319 million of derivative assets and $149 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of such agreements, Key had trading derivative assets of $1.388 billion and trading derivative liabilities of $783 million.

The following table summarizes the volume of Key’s derivative transaction activity during the first quarter of 2009. Volume is represented by the notional amounts of Key’s gross derivatives by type at March 31, 2009, and December 31, 2008, which are not affected by bilateral collateral and master netting agreements. Also presented are the average notional amounts of these derivatives for the first quarter of 2009.

					Average for the
					Three Months Ended
	March 31, 2009		December 31, 2008		March 31, 2009
in millions	Purchased	Sold	Purchased	Sold	Purchased	Sold

Interest rate (a)	$52,258	$55,336	$47,066	$55,573	$48,877	$54,464
Foreign exchange	11,235	587	14,281	612	13,733	596
Energy and commodity (b)	273	1,623	320	1,632	262	1,593
Credit	3,840	3,302	3,892	3,294	3,937	4,677
Equity	—	—	2	2	1	1

Total derivatives	$67,606	$60,848	$65,561	$61,113	$66,810	$61,331

(a)	Interest rate contracts purchased are defined as “receive fixed/pay variable” contracts, and interest rate contracts sold are defined as “receive variable/pay fixed” contracts.

(b)	A portion of the energy and commodity contracts purchased are defined as “receive fixed/pay variable” contracts, and a portion of the energy contracts sold are defined as “receive variable/pay fixed” contracts.
Interest Rate Risk Management
Fluctuations in net interest income and the economic value of equity may result from changes in interest rates, and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. To minimize the volatility of net interest income and the economic value of equity, Key manages exposure to interest rate risk in accordance with guidelines established by the Asset/Liability Management Committee. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. These instruments are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.
Key has designated certain “receive fixed/pay variable” interest rate swaps as fair value hedges, primarily to modify its exposure to interest rate risk. These contracts convert certain fixed-rate long-term debt into variable-rate obligations. As a result, Key receives fixed-rate interest payments in exchange for making variable-rate payments over the lives of the contracts without exchanging the underlying notional amounts.
Additionally, Key has designated certain “receive fixed/pay variable” interest rate swaps as cash flow hedges. These contracts effectively convert certain floating-rate loans into fixed-rate loans to reduce the potential adverse impact from interest rate decreases on future interest income. These contracts allow Key to receive fixed-rate interest payments in exchange for making variable-rate payments over the lives of the contracts without exchanging the underlying notional amounts. Similarly, Key has designated certain “pay fixed/receive variable” interest rate swaps as cash flow hedges to convert certain floating-rate debt into fixed-rate debt.
Key also uses interest rate swaps to hedge the floating-rate debt that funds fixed-rate leases entered into by Key’s Equipment Finance line of business. These swaps are designated as cash flow hedges to mitigate the interest rate mismatch between the fixed-rate lease cash flows and the floating-rate payments on the debt.
Key has used “pay fixed/receive variable” interest rate swaps as cash flow hedges to manage the interest rate risk associated with anticipated sales of certain commercial real estate loans. These swaps protected against a possible short-term decline in the value of the loans that could result from changes in interest rates between the time they were originated and the time they were sold. During the first quarter of 2009, these hedges were terminated. Therefore, Key did not have any of these hedges outstanding at March 31, 2009.

Foreign Currency Exchange Risk Management
The derivatives used for managing foreign currency exchange risk are cross currency swaps. Key has several outstanding issues of medium-term notes that are denominated in a foreign currency. The notes are subject to translation risk, which represents the possibility that changes in the fair value of the foreign-denominated debt will occur based on movement of the underlying foreign currency spot rate. It is Key’s practice to hedge against potential fair value changes caused by changes in foreign currency exchange rates and interest rates. The hedge converts the notes to a variable-rate functional currency-denominated debt, which is designated as a fair value hedge of foreign currency exchange risk.
Credit Risk Management
Credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, Key originates loans and extends credit, both of which expose Key to credit risk. Key actively manages its overall loan portfolio, and the associated credit risk, in a manner consistent with asset quality objectives. This process entails the use of credit derivatives — primarily credit default swaps — to mitigate Key’s credit risk. Credit default swaps enable Key to transfer a portion of the credit risk associated with a particular extension of credit to a third party, and to manage portfolio concentration and correlation risks. Occasionally, Key also provides credit protection to other lenders through the sale of credit default swaps. In most instances, this objective is accomplished through the use of an investment-grade diversified dealer-traded basket of credit default swaps. These transactions may generate fee income, and diversify and reduce overall portfolio credit risk volatility. Although Key uses these instruments for risk management purposes, they are not treated as hedging instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Trading Portfolio
Key’s trading portfolio consists of the following instruments:
♦	interest rate swap, cap, floor and futures contracts entered into generally to accommodate the needs of commercial loan clients;

♦	energy swap and options contracts entered into to accommodate the needs of clients;

♦	foreign exchange forward contracts entered into to accommodate the needs of clients;

♦	positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above; and

♦	interest rate swaps, foreign exchange forward contracts and credit default swaps used for proprietary trading purposes.
Key does not apply hedge accounting to any of these contracts.

Fair Values and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of Key’s derivative instruments on a gross basis as of March 31, 2009, and where they are recorded on the balance sheet.

	Derivative Assets		Derivative Liabilities
March 31, 2009	Balance Sheet	Fair	Balance Sheet	Fair
in millions	Location	Value	Location	Value

Derivatives designated as hedging instruments:
Interest rate	Derivative assets	$876	Derivative liabilities	$14
Foreign exchange	Derivative assets	46	Derivative liabilities	434

Total		922		448
Derivatives not designated as hedging instruments:
Interest rate	Derivative assets	2,284	Derivative liabilities	2,075
Foreign exchange	Derivative assets	422	Derivative liabilities	380
Energy and commodity	Derivative assets	721	Derivative liabilities	751
Credit	Derivative assets	171	Derivative liabilities	173
Equity	Derivative assets	1	Derivative liabilities	—

Total		3,599		3,379

Netting adjustments (a)		(2,814)		(2,895)

Total derivatives		$1,707		$932

(a)	Netting adjustments represent the amounts recorded to convert Key’s derivative assets and liabilities from a gross basis to a net basis in accordance with Key’s January 1, 2008, adoption of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation 39.” The net basis takes into account the impact of master netting agreements that allow Key to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral.
Fair value hedges. These hedging instruments are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of a hedging instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recognized in “other income” on the income statement with no corresponding offset. During the three-month period ended March 31, 2009, Key did not exclude any portion of hedging instruments from the assessment of hedge effectiveness. While some ineffectiveness is present in Key’s hedging relationships, all of Key’s fair value hedges remained “highly effective” during the first quarter.
The following table summarizes the net gains (losses) on Key’s fair value hedges during the three-month period ended March 31, 2009, and where they are recorded on the income statement.

		Net Gains			Net Gains
Three months ended March 31, 2009	Income Statement Location	(Losses)		Income Statement Location	(Losses)
in millions	of Net Gains (Losses) on Derivative	on Derivative	Hedged Item	of Net Gains (Losses) on Hedged Item	on Hedged Item

Interest rate	Other income	$(84)	Long-term debt	Other income	$97	(a)
Interest rate	Interest expense – Long-term debt	53
Foreign exchange	Other income	(67)	Long-term debt	Other income	65	(a)
Foreign exchange	Interest expense – Long-term debt	8	Long-term debt	Interest expense – Long-term debt	(20	) (b)

Total		$(90)			$142

(a)	Net gains on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net losses on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.
Cash flow hedges. These hedging instruments are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a gain or loss on a cash flow hedge is recorded as a component of “accumulated other comprehensive income” on the balance sheet. The amounts are reclassified into earnings in the same period in which the hedged transaction impacts earnings, such as when Key pays variable-rate interest on debt, receives variable-rate interest on commercial loans or sells commercial real estate loans. The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the three-month period ended March 31, 2009, Key did not exclude any portion of its hedging instruments from the assessment of hedge effectiveness. While some ineffectiveness is present in Key’s hedging relationships, all of Key’s cash flow hedges remained “highly effective” during the first quarter.
The following table summarizes the net gains (losses) on Key’s cash flow hedges during the three-month period ended March 31, 2009, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in “other comprehensive income (loss)” (“OCI”) during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recorded directly in income, representing the amount of hedge ineffectiveness.

			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
Three months ended March 31, 2009	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$64	Interest income – Loans	$89	Other income	$(1)
Interest rate	8	Interest expense – Long-term debt	(4)	Other income	1
Interest rate	4	Net (losses) gains from loan securitizations and sales	5	Other income	—

Total	$76		$90		—

The change in “accumulated other comprehensive income” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2009	of Gains to	March 31,
in millions	2008	Hedging Activity	Net Income	2009

Accumulated other comprehensive income resulting from cash flow hedges	$238	$47	$(56)	$229

Given the interest rates, yield curves and notional amounts as of March 31, 2009, management would expect to reclassify an estimated $31 million of net losses on derivative instruments from “accumulated other comprehensive income” to earnings during the next twelve months. The maximum length of time over which forecasted transactions are hedged is nineteen years.
Nonhedging instruments. Key’s derivatives that are not used in hedging relationships are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income” on the income statement.
The following table summarizes the net gains (losses) on Key’s derivative instruments that are not used in hedging relationships for the three-month period ended March 31, 2009, and where they are recorded on the income statement.

Three months ended March 31, 2009	Income Statement Location of	Net Gains
in millions	Net Gains (Losses)	(Losses)

Interest rate	Investment banking and capital markets income	$13
Foreign exchange	Investment banking and capital markets income	10
Energy and commodity	Investment banking and capital markets income	3
Credit	Investment banking and capital markets income	(19)
Equity (a)	Investment banking and capital markets income	—

Total		$7

(a)	Key enters into equity contracts to accommodate the needs of clients and offsets these positions with third parties. Key did not enter into any new equity contracts during the three months ended March 31, 2009.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Key uses several means to mitigate and manage exposure to credit risk on derivative contracts. Key generally enters into bilateral collateral and master netting agreements using standard forms published by the International Swaps and Derivatives Association (“ISDA”). These agreements provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, management monitors credit risk exposure to the counterparty on each contract to determine appropriate limits on Key’s total credit exposure across all product types. Management reviews Key’s collateral positions on a daily basis and exchanges collateral with its counterparties in accordance with ISDA and other related agreements. Key generally holds collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or the Government National Mortgage Association. The cash collateral netted against derivative assets on the balance sheet totaled $810 million at March 31, 2009, $974 million at December 31, 2008, and $486 million at March 31, 2008. The cash collateral netted against derivative liabilities totaled $892 million at March 31, 2009, $586 million at December 31, 2008, and $309 million at March 31, 2008.
At March 31, 2009, the largest gross exposure to an individual counterparty was $468 million, which was secured with $82 million in collateral. Additionally, Key had a derivative liability of $409 million with this counterparty whereby Key pledged $39 million in collateral. After taking into account the effects of a master netting agreement and collateral, Key had a net exposure of $16 million.
The following table summarizes the fair value of Key’s derivative assets by type. These assets represent Key’s gross exposure to potential loss after taking into account the effects of master netting agreements and other means used to mitigate risk.

	March 31,	December 31,	March 31,
in millions	2009	2008	2008

Interest rate	$1,985	$2,333	$1,513
Foreign exchange	180	279	255
Energy and commodity	331	214	196
Credit	20	42	5
Equity	1	2	25

Derivative assets before cash collateral	2,517	2,870	1,994
Less: Related cash collateral	810	974	486

Total derivative assets	$1,707	$1,896	$1,508

Key enters into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, Key manages counterparty credit exposure and credit risk in a different manner for each group.
Key enters into transactions with broker-dealers and banks for purposes of asset/liability management, risk management and proprietary trading purposes. These types of transactions generally are high dollar volume. Key generally enters into bilateral collateral and master netting agreements with these counterparties. At March 31, 2009, after taking into account the effects of master netting agreements, Key had gross exposure of $1.839 billion to broker-dealers and banks. Key had net exposure of $446 million after the application of master netting agreements and cash collateral. Key’s net exposure to broker-dealers and banks at March 31, 2009, was reduced to $238 million by $208 million of additional collateral held in the form of securities.
Additionally, Key enters into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. Key generally enters into master netting agreements with these counterparties. In addition, Key mitigates its overall portfolio exposure and market risk by entering into offsetting positions with other banks. Due to the smaller size and magnitude of the individual contracts with clients, collateral is generally not exchanged on these derivative transactions. In order to address the risk of default associated with the uncollateralized contracts, Key has established a reserve (included in

“derivative assets”) in the amount of $30 million at March 31, 2009, which management estimates to be the potential future losses on amounts due from client counterparties in the event of default. At March 31, 2009, after taking into account the effects of master netting agreements, Key had gross exposure of $1.330 billion to these counterparties. Key had net exposure of $1.261 billion on its derivatives with clients after the application of master netting agreements, cash collateral and the related reserve.
Credit Derivatives
Key is both buyer and seller of credit protection through the credit derivative market. Key purchases credit derivatives to manage the credit risk associated with specific commercial lending obligations. Key also sells credit derivatives, mainly index credit default swaps, to diversify the concentration risk within its loan portfolio. In addition, Key has entered into derivatives for proprietary trading purposes. The following table summarizes the fair value of Key’s credit derivatives purchased and sold by type as of March 31, 2009, and December 31, 2008. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	March 31, 2009			December 31, 2008
in millions	Purchased	Sold	Net	Purchased	Sold	Net

Single name credit default swaps	$132	$(103)	$29	$155	$(104)	$51
Traded credit default swap indices	30	(48)	(18)	34	(47)	(13)
Other	—	(13)	(13)	—	(8)	(8)

Total credit derivatives	$162	$(164)	$(2)	$189	$(159)	$30

Single name credit default swaps are bilateral contracts between a buyer and seller, whereby protection against the credit risk of a reference entity is sold. The protected credit risk is related to adverse credit events, such as bankruptcy, failure to make payments, and acceleration or restructuring of obligations specified in the credit derivative contract using standard documentation terms governed by the ISDA. The credit default swap contract will reference a specific debt obligation of the reference entity. As the seller of a single name credit derivative, Key would be required to pay the purchaser the difference between par value and the market price of the debt obligation (cash settlement) or receive the specified referenced asset in exchange for payment of the par value (physical settlement) if the underlying reference entity experiences a certain, predefined credit event. For a single name credit derivative, the notional amount represents the maximum amount that a seller could be required to pay under the credit derivative. In the event that physical settlement occurs and Key receives its portion of the related debt obligation, Key will join other creditors in the liquidation process, which may result in the recovery of a portion of the amount paid under the credit default swap contract. Key also may purchase offsetting credit derivatives for the same reference entity from third parties that will permit Key to recover the amount it pays should a credit event occur.
A traded credit default swap index represents a position on a basket or portfolio of reference entities. As a seller of protection on a credit default swap index, Key would be required to pay the purchaser if one or more of the entities in the index have a credit event. For a credit default swap index, the notional amount represents the maximum amount that a seller could be required to pay under the credit derivative. Upon a credit event, the amount payable is based on the percentage of the notional amount allocated to the specific defaulting entity.
The following table provides information on the types of credit derivatives sold by Key and held on the balance sheet at March 31, 2009, and December 31, 2008. This table includes derivatives sold both to diversify Key’s credit exposure and for proprietary trading purposes. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using the credit ratings matrix provided by Moody’s, specifically Moody’s “Idealized” Cumulative Default Rates, except as noted below. The payment/performance risk shown below represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability of Key having to make a payment under the credit derivative contracts.

	March 31, 2009				December 31, 2008
		Average	Payment /			Average	Payment /
	Notional	Term	Performance		Notional	Term	Performance
dollars in millions	Amount	(Years)	Risk		Amount	(Years)	Risk

Single name credit default swaps	$1,537	1.72	8.09%		$1,476	2.44	4.75%
Traded credit default swap indices	1,706	.96	6.52		1,759	1.51	4.67
Other	59	1.50	Low	(a)	59	1.50	Low	(a)

Total credit derivatives sold	$3,302	—	—		$3,294	—	—

(a)	The other credit derivatives are not referenced to an entity’s debt obligation. Management determined the payment/performance risk based on the probability that Key could be required to pay the maximum amount under the credit derivatives. Key has determined that the payment/performance risk associated with the other credit derivatives is low (i.e., less than or equal to 30% probability of payment).
Credit Risk Contingent Features
Key has entered into certain derivative contracts that require Key to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is generally based on thresholds related to Key’s long-term senior unsecured credit ratings with Moody’s Investors Service, Inc. (“Moody’s”) and Standard and Poor’s Ratings Services, a Division of The McGraw-Hill Companies, Inc. (“S&P”). The collateral to be posted is also based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that Key has signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with Key if Key’s ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2009, KeyBank’s ratings with Moody’s and S&P were “A1” and “A,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “A2” and “A-,” respectively. Upon a downgrade of Key’s ratings, Key could be required to post additional collateral under those ISDA Master Agreements where Key is in a net liability position. As of March 31, 2009, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on Key’s ratings) that were in a net liability position totaled $1.218 billion, which includes $1.262 billion in derivative assets and $2.480 billion in derivative liabilities. Key had $1.076 billion in cash and securities collateral posted to cover those positions as of March 31, 2009.
The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2009. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of March 31, 2009, and take into account all collateral already posted. At March 31, 2009, KeyCorp did not have any derivatives in a net liability position that contained credit risk contingent features.

March 31, 2009
in millions	Moody’s	S&P

KeyBank’s long-term senior unsecured credit ratings	A1	A

One rating downgrade	—	$25
Two rating downgrades	$25	44
Three rating downgrades	49	51

If KeyBank’s ratings had been downgraded below investment-grade as of March 31, 2009, payments of up to $88 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. To be downgraded below investment-grade, KeyBank’s long-term senior unsecured credit rating would need to be downgraded six ratings by Moody’s and five ratings by S&P.
On April 30, 2009, KeyBank received a one rating downgrade on its long-term senior unsecured credit rating from Moody’s (from “A1” to “A2”), and KeyCorp received a two rating downgrade on its long-term senior unsecured credit rating (from “A2” to “Baa1”). As shown in the table above, KeyBank was not required to post additional collateral as a result of the one rating downgrade. As of the date of this filing, the S&P long-term senior unsecured credit ratings for both KeyBank and KeyCorp remain unchanged from March 31, 2009.

16. Fair Value Measurements
Fair Value Determination
As defined in SFAS No. 157, “Fair Value Measurements,” fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants in Key’s principal market. Key has established and documented its process for determining the fair values of its assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, management determines the fair value of Key’s assets and liabilities using valuation models or third-party pricing services. Both of these approaches rely on market-based parameters when available, such as interest rate yield curves, option volatilities and credit spreads, or unobservable inputs. Unobservable inputs may be based on management’s judgment, assumptions and estimates related to credit quality, liquidity, interest rates and other relevant inputs. Additional information pertaining to Key’s valuation techniques is summarized in Note 20 (“Fair Value Measurements”), which begins on page 118 of Key’s 2008 Annual Report to Shareholders.
Fair Value Hierarchy
SFAS No. 157 establishes a three-level valuation hierarchy for determining fair value that is based on the transparency of the inputs used in the valuation process. The inputs used in determining fair value in each of the three levels of the hierarchy, from highest ranking to lowest, are as follows:
♦	Level 1. Quoted prices in active markets for identical assets or liabilities.

♦	Level 2. Either: (i) quoted market prices for similar assets or liabilities; (ii) observable inputs, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data.

♦	Level 3. Unobservable inputs.
The level in the fair value hierarchy ascribed to a fair value measurement in its entirety is based on the lowest level input that is significant to the overall fair value measurement.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). The following table shows Key’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009.

March 31, 2009				Netting
in millions	Level 1	Level 2	Level 3	Adjustments (a)	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments	—	$158	—	—	$158
Trading account assets	$8	501	$770	—	1,279
Securities available for sale	46	8,316	—	—	8,362
Other investments	—	5	1,074	—	1,079
Derivative assets	381	4,131	9	$(2,814)	1,707
Accrued income and other assets	18	41	—	—	59

Total assets on a recurring basis at fair value	$453	$13,152	$1,853	$(2,814)	$12,644

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements	—	$310	—	—	$310
Bank notes and other short-term borrowings	$39	156	—	—	195
Derivative liabilities	347	3,468	$12	$(2,895)	932

Total liabilities on a recurring basis at fair value	$386	$3,934	$12	$(2,895)	$1,437

(a)	Netting adjustments represent the amounts recorded to convert Key’s derivative assets and liabilities from a gross basis to a net basis in accordance with Key’s January 1, 2008, adoption of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation 39.” The net basis takes into account the impact of master netting agreements that allow Key to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral.

Changes in Level 3 Fair Value Measurements
The following table shows the change in the fair values of Key’s Level 3 financial instruments for the three months ended March 31, 2009. An instrument is classified as Level 3 if unobservable inputs are significant relative to the overall fair value measurement of the instrument. In addition to unobservable inputs, Level 3 instruments also may have inputs that are observable within the market. Management mitigates the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments through the use of securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of Key’s risk management activities.

	Trading
	Account		Other		Derivative
in millions	Assets		Investments		Instruments	(a)

Balance at December 31, 2008	$856		$1,134		$15
(Losses) gains:
Included in earnings	(1	) (b)	(81	) (c)	(3	) (b)
Included in other comprehensive income (loss)	(84)		—		—
Purchases, sales, issuances and settlements	(1)		21		—
Net transfers out of Level 3	—		—		(15)

Balance at March 31, 2009	$770		$1,074		$(3)

Unrealized losses included in earnings	$(2	) (b)	$(78	) (c)	$(1	) (b)

(a)	Amount represents Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income” on the income statement.

(c)	Other investments consist of principal investments, and private equity and mezzanine investments. Realized and unrealized gains and losses on principal investments are reported in “net (losses) gains from principal investments” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income” on the income statement.
Assets Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of applying other accounting pronouncements that require assets or liabilities to be assessed for impairment, or recorded at the lower of cost or fair value. The following table presents Key’s assets measured at fair value on a nonrecurring basis at March 31, 2009.

March 31, 2009
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Securities available for sale	—	—	$23	$23
Loans held for sale	—	—	244	244
Goodwill	—	—	—	—
Other intangible assets	—	—	2	2
Accrued income and other assets	—	$5	58	63

Total assets on a nonrecurring basis at fair value	—	$5	$327	$332

Through a quarterly analysis of Key’s commercial and construction loan portfolios held for sale, management determined that certain adjustments were necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. After adjustments, these loans totaled $244 million at March 31, 2009. Because the valuation of these loans is performed using an internal model that relies on market data from sales of similar assets, including credit spreads, interest rate curves and risk profiles, as well as management’s own assumptions about the exit market for the loans, Key has classified these loans as Level 3. Key’s loans held for sale, which are measured at fair value on a nonrecurring basis, include the remaining $70 million of commercial real estate loans transferred from the loan portfolio to held-for-sale status in June 2008. The fair value of these loans was measured using letters of intent, where available, or third-party appraisals. Additionally, during the first quarter of 2009, Key transferred $78 million of commercial loans from held for sale to the loan portfolio at their current fair value.

During the first quarter of 2009, market conditions prompted management to review and evaluate the carrying amount of the goodwill and other intangible assets assigned to Key’s Community Banking and National Banking reporting units. This review indicated that the estimated fair value of the Community Banking unit was greater than its carrying amount, while the estimated fair value of the National Banking unit was less than its carrying amount, reflecting continued weakness in the financial markets. Based on the results of additional impairment testing required for the National Banking unit, Key recorded an after-tax noncash accounting charge of $187 million, or $.38 per common share, during the first quarter of 2009. Consequently, Key has now written off all of the goodwill that had been assigned to the National Banking unit. No additional impairment testing was required for the Community Banking unit. The goodwill assigned to the Community Banking unit is recorded at cost on Key’s balance sheet and, therefore, not included in the table above.
Other real estate owned and other repossessed properties are valued based on appraisals and third-party price opinions, less estimated selling costs. Assets that are acquired through, or in lieu of, loan foreclosures are recorded as held for sale initially at the lower of the loan balance or fair value upon the date of foreclosure. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. These adjusted assets, which totaled $49 million at March 31, 2009, are considered to be nonrecurring items in the fair value hierarchy.
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
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of March 31, 2009 and 2008, and the related condensed consolidated statements of income, changes in equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of Key’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2008, and the related consolidated statements of income, changes in equity and cash flows for the year then ended not presented herein, and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Cleveland, Ohio
May 7, 2009

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the first three months of 2009 and 2008. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 40. A description of Key’s business is included under the heading “Description of Business” on page 16 of Key’s 2008 Annual Report to Shareholders.
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
Forward-looking statements
This report and other reports filed by Key under the Securities Exchange Act of 1934, as amended, or registration statements filed by Key under the Securities Act of 1933, as amended, contain statements that are considered “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about Key’s long-term goals, financial condition, results of operations, earnings, levels of net loan charge-offs and nonperforming assets, interest rate exposure and profitability. These statements usually can be identified by the use of forward-looking language such as “our goal,” “our objective,” “our plan,” “will likely result,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “believes,” “estimates” or other similar words, expressions or conditional verbs such as “will,” “would,” “could” and “should.”
Forward-looking statements express management’s current expectations, forecasts of future events or long-term goals and, by their nature, are subject to assumptions, risks and uncertainties. Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including the following factors:
♦	In conjunction with the Supervisory Capital Assessment Program (“SCAP”), a component of the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Assistance Program (“CAP”), the regulators determined that KeyCorp needs to raise $1.8 billion in additional Tier 1 common equity. KeyCorp’s capital raising and augmentation efforts will likely be highly dilutive to it’s common shareholders and may reduce the market price of KeyCorp’s common shares. If KeyCorp is unable to increase common equity capital through the capital markets, it will be required to obtain such capital from the U.S. Treasury by converting a portion of its fixed-rate cumulative perpetual preferred stock, Series B (“Series B Preferred Stock”) issued under the CPP to mandatorily convertible preferred shares under the CAP by November 9, 2009.

♦	KeyCorp may be unable to raise any or all of the private capital in the amount required to augment Tier 1 common equity as required by the regulators.

♦	Converting KeyCorp’s Series B Preferred Stock under the CAP will impose additional restrictions on operations and may affect liquidity.

♦	The credit ratings of KeyCorp and KeyBank are essential to maintaining liquidity. Further downgrades from the major credit ratings agencies in 2009 could mean that Key’s debt ratings fall below investment-grade, which, in turn, could have an adverse effect on access to liquidity sources, cost of funds, access to investors, and collateral or funding requirements.

♦	KeyCorp’s requirement to raise additional Tier 1 common equity could potentially require it to obtain a significant amount of additional capital from the U.S. Treasury or an individual private investor, both of which could result in a change of control for Key under applicable regulatory standards and contractual terms.

♦	Potential misinterpretation of the SCAP assessment results could adversely affect Key’s ability to attract and retain customers and compete for new business opportunities.

♦	Unprecedented volatility in the stock markets, public debt markets and other capital markets, including continued disruption in the fixed income markets, has affected and could continue to affect Key’s ability to raise capital or other funding for liquidity and business purposes, as well as revenue from client-based underwriting, investment banking and other capital markets-driven businesses.

♦	Interest rates could change more quickly or more significantly than management expects, which may have an adverse effect on Key’s financial results.

♦	Trade, monetary and fiscal policies of various governmental bodies may affect the economic environment in which Key operates, as well as its financial condition and results of operations.

♦	Changes in foreign exchange rates, equity markets, and the financial soundness of bond insurers, sureties and even other unrelated financial companies have the potential to affect current market values of financial instruments which, in turn, could have a material adverse effect on Key.

♦	Asset price deterioration has had (and may continue to have) a negative effect on the valuation of many of the asset categories represented on Key’s balance sheet.

♦	The Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009, the Financial Stability Plan announced on February 10, 2009, by the Secretary of the U.S. Treasury, in coordination with other financial institution regulators, and other initiatives undertaken by the U.S. government may not have the intended effect on the financial markets; the current extreme volatility and limited credit availability may persist. If these actions fail to help stabilize the financial markets and the current financial market and economic conditions continue or deteriorate further, Key’s business, financial condition, results of operations, access to credit and the trading price of Key’s common shares could all suffer a material decline.

♦	The terms of the Capital Purchase Program (“CPP”), pursuant to which KeyCorp issued securities to the U.S. Treasury, may limit Key’s ability to return capital to shareholders and could be dilutive to Key’s common shares. If Key is unable to redeem such preferred shares within five years, the dividend rate will increase substantially.

♦	Key’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.

♦	The problems in the housing markets, including issues related to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, and related conditions in the financial markets, or other issues, such as the price volatility of oil or other commodities, could cause general economic conditions to deteriorate further. In addition, these problems may inflict further damage on the local economies or industries in which Key has significant operations or assets, and, among other things, may materially impact credit quality in existing portfolios and/or Key’s ability to generate loans in the future.

♦	Increases in interest rates or further weakening economic conditions could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans. Additionally, Key’s allowance for loan losses may be insufficient if the estimates and judgments management used to establish the allowance prove to be inaccurate.

♦	Key may face increased competitive pressure due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies.

♦	Key may become subject to new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect Key’s financial condition, including new regulations imposed in connection with the Troubled Asset Relief Program (“TARP”) provisions of the EESA, such as the Financial Stability Plan and the CPP, being implemented and administered by the U.S. Treasury in coordination with other federal regulatory agencies, further laws enacted by the U.S. Congress in an effort to strengthen the fundamentals of the economy, or other regulations promulgated by federal regulators to mitigate the systemic risk presented by the current financial crisis, such as the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”).

♦	It could take Key longer than anticipated to implement strategic initiatives, including those designed to grow revenue or manage expenses; Key may be unable to implement certain initiatives; or the initiatives Key employs may be unsuccessful.

♦	Increases in deposit insurance premiums imposed on KeyBank due to the FDIC’s restoration plan for the Deposit Insurance Fund established on October 7, 2008, and continued difficulties experienced by other financial institutions may have an adverse effect on Key’s results of operations.

♦	Acquisitions and dispositions of assets, business units or affiliates could adversely affect Key in ways that management has not anticipated.

♦	Key is subject to voluminous and complex rules, regulations and guidelines imposed by a number of government authorities; regulatory requirements appear to be expanding in the current environment. Implementing and monitoring compliance with these requirements is a significant task, and failure to effectively do so may result in penalties or related costs that could have an adverse effect on Key’s results of operations.

♦	Key may have difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position.

♦	Key may experience operational or risk management failures due to technological or other factors.

♦	Changes in accounting principles or in tax laws, rules and regulations could have an adverse effect on Key’s financial results or capital.

♦	Key may become subject to new legal obligations or liabilities, or the unfavorable resolution of pending litigation may have an adverse effect on our financial results or capital.

♦	Terrorist activities or military actions could disrupt the economy and the general business climate, which may have an adverse effect on Key’s financial results or condition and that of its borrowers.

♦	Key has leasing offices and clients throughout the world. Economic and political uncertainties resulting from terrorist attacks, military actions or other events that affect countries in which Key operates may have an adverse effect on those leasing clients and their ability to make timely payments.
Forward-looking statements are not historical facts but instead represent only management’s current expectations and forecasts regarding future events, many of which, by their nature, are inherently uncertain and outside of Key’s control. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect Key’s business, the financial services industry and financial markets. Though management strives to monitor and mitigate risk, management cannot anticipate all potential economic, operational and financial developments that may have an adverse impact on Key’s operations and financial results. Forward-looking statements speak only as of the date they are made, and Key does not undertake any obligation to revise any forward-looking statement to reflect subsequent events.
Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in Key’s Securities and Exchange Commission (“SEC”) filings, including this and Key’s other reports on Forms 8-K, 10-K and 10-Q and Key’s registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov.
Long-term goals
Key’s long-term financial goals are to grow its earnings per common share and achieve a return on average common equity at rates at or above the respective median of our peer group. The strategy for achieving these goals is described under the heading “Corporate strategy” on page 18 of Key’s 2008 Annual Report to Shareholders.
Economic overview
During the first quarter of 2009, the United States economy continued to contract as 2.1 million Americans lost their jobs and the unemployment rate reached 8.5%, its highest level in 26 years. Job losses spread to all major industries and geographic areas, and resulted in the most severe quarter for job losses since 1945. During the current quarter, the average unemployment rate rose to 8.1%, substantially higher than the average rate of 6.9% for the fourth quarter of 2008 and the average rate of 5.8% for all of 2008. Since the recession began in December 2007, 5.2 million jobs have been lost.
Consumer confidence remained at a very low level, although the consumer did begin to show some resiliency during the quarter. Consumer spending rose at an average monthly rate of .4% for the quarter, compared to an average monthly decline of 1.0% in the fourth quarter of 2008 and an average monthly decline of .1% for all of 2008. Price discounts offered by retailers were believed to be a catalyst for the renewed spending. Consumer prices in March 2009 fell .4% from March 2008, compared to an annual increase of 4% in March 2008 compared to March 2007. This was the first annual decline in consumer prices since 1955.
Deterioration in the housing sector slowed as lower mortgage rates and home prices drew buyers back into the real estate market. Existing and new home sales fell by 4% during the first quarter of 2009. Although the pace of home sale declines slowed during the quarter, home building activity remained near record low levels. March 2009 housing starts declined 48% from the same month last year and 9% from December 2008. During the first quarter, home values also continued to decline. By March 2009, the median price of existing and new homes had fallen by more than 12% from the levels reported for the same month last year. Existing home values showed some signs of stabilization during the quarter, as median prices fell only .3% from December 2008. Lower prices continue to reflect the elevated levels of foreclosures, which rose by 46% from March 2008.

Market interest rates were mixed over the quarter. The benchmark two-year Treasury yield began the quarter at .77% and increased to .80% at March 31, 2009, and the ten-year Treasury yield, which began the quarter at 2.21%, closed the quarter at 2.67%. Additionally, short-term interbank lending rates decreased by 23 basis points as credit concerns eased somewhat. Regional banking institutions, such as Key, continued to utilize the FDIC’s TLGP as their only source of unsecured term funding.
The Federal Reserve held the federal funds target rate near zero during the first quarter of 2009 as the downside risks to the global economy remained elevated. In further efforts to promote market liquidity and decrease lending rates, the Federal Reserve also increased its purchases of agency debt, agency mortgage-backed securities and U.S. Treasury securities. Additionally, in February 2009, the Secretary of the U.S. Treasury, in conjunction with other financial institution regulators, announced the Financial Stability Plan, a summary of which is provided in the following section.
Financial Stability Plan
On February 10, 2009, the U.S. Treasury announced its Financial Stability Plan to alleviate uncertainty, restore confidence, and address liquidity and capital constraints. The key components of the Financial Stability Plan are the CAP, the Term Asset-Backed Securities Loan Facility (“TALF”), the Public-Private Investment Program (“PPIP”), the Affordable Housing and Foreclosure Mitigation Efforts Initiative, and the Small Business and Community Lending Initiative designed to increase lending to small businesses. Additional information regarding certain key aspects of the TALF and PPIP is provided below. Information regarding the CAP is included in the “Capital” section under the heading “Financial Stability Plan” on page 79.
The Term Asset-Backed Securities Loan Facility. The TALF is a joint program of the Federal Reserve and the U.S. Treasury to improve credit markets by addressing the securitization markets. Prior to the market disruption, securitization market demand enabled banks to sell loans in the form of asset-backed securities at relatively low yields. This, in turn, allowed lenders to increase the availability of credit and extend credit to consumers and businesses at lower rates. The continued disruption of the securitization markets has resulted in a severe reduction in the availability of credit and an increase in the cost of credit for consumers and businesses. Under the first phase of TALF, which commenced in February 2009, the Federal Reserve Bank of New York will lend up to $200 billion on a collateralized, nonrecourse basis to holders of eligible asset-backed securities in order to stimulate investor demand for these securities, and increase the availability of new credit to consumers and businesses.
Public-Private Investment Program. On March 23, 2009, the FDIC, the Federal Reserve, and the U. S. Treasury announced the PPIP for “legacy assets.” The program is designed to provide liquidity for the purchase, by third parties, of these so-called “troubled assets” on the balance sheets of financial institutions. The “legacy assets” consist of both real estate loans held directly and securities backed by loan portfolios (“Legacy Assets”).
Earlier in the decade, the combination of lower interest rates and strong demand in the securitization markets for loans sold in the form of asset-backed securities resulted in increased credit availability for real estate loans. The increase in the availability of credit kept demand for housing strong, and, in turn allowed housing prices to continue to rise causing the resulting housing bubble, which eventually burst in 2007 and generated losses for investors and banks. The resulting need by investors and banks to reduce risk, as the housing bubble burst, triggered a wide-scale deleveraging of balance sheets, which led to “fire sales” of these distressed assets. As prices declined, many traditional investors exited these markets, causing declines in market liquidity. As a result, a negative cycle developed where declining asset prices triggered further deleveraging, which in turn led to further price declines.
The excessive discounts embedded in some Legacy Asset prices are now straining the capital of U.S. financial institutions, limiting their ability to lend and increasing the cost of credit throughout the financial system. The resulting lack of clarity about the value of these Legacy Assets has made it difficult for some financial institutions to raise new private capital on their own.

The PPIP is still in the process of being implemented by the agencies, but, if successful, could generate demand for the purchase of Legacy Assets from financial institutions and restore the source of capital provided by an active securitization market.
Demographics
The extent to which Key’s business has been affected by continued volatility and weakness in the housing market is directly related to the state of the economy in the regions in which its two major business groups, Community Banking and National Banking, operate.
Key’s Community Banking group serves consumers and small to mid-sized businesses by offering a variety of deposit, investment, lending and wealth management products and services. These products and services are provided through a 14-state branch network organized into three geographic regions defined by management: Rocky Mountains and Northwest, Great Lakes and Northeast. Key’s National Banking group includes those corporate and consumer business units that operate nationally, within and beyond our 14-state branch network, as well as internationally. The specific products and services offered by the Community and National Banking groups are described in Note 4 (“Line of Business Results”), which begins on page 11.
Figure 1 shows the geographic diversity of the Community Banking group’s average core deposits, commercial loans and home equity loans.
Figure 1. Community Banking Geographic Diversity

	Geographic Region
	Rocky
Three months ended March 31, 2009	Mountains and
dollars in millions	Northwest	Great Lakes	Northeast	Nonregion (a)	Total

Average core deposits	$13,429	$14,124	$13,172	$1,631	$42,356
Percent of total	31.7%	33.3%	31.1%	3.9%	100.0%

Average commercial loans	$6,610	$4,553	$3,298	$1,366	$15,827
Percent of total	41.8%	28.8%	20.8%	8.6%	100.0%

Average home equity loans	$4,519	$2,947	$2,663	$144	$10,273
Percent of total	44.0%	28.7%	25.9%	1.4%	100.0%

(a)	Represents core deposit, commercial loan and home equity loan products centrally managed outside of the three Community Banking regions.
Figure 17 on page 67 shows the diversity of Key’s commercial real estate lending business based on industry type and location. The homebuilder loan portfolio within the National Banking group has been adversely affected by the downturn in the U.S. housing market. The deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio, principally in Florida and southern California, have caused Key to experience a significant increase in the levels of nonperforming loans and net charge-offs since mid-2007. Management has taken aggressive steps to reduce Key’s exposure in this segment of the loan portfolio. As previously reported, during the fourth quarter of 2007, Key announced its decision to cease conducting business with nonrelationship homebuilders outside of its 14-state Community Banking footprint. During the second quarter of 2008, Key initiated a process to further reduce exposure through the sale of certain loans. As a result of these actions, Key has reduced the outstanding balances in the residential properties segment of the commercial real estate loan portfolio by $1.729 billion, or 48%, over the past twelve months. Additional information about the loan sales is included in the “Credit risk management” section, which begins on page 88.
Results for the National Banking group have also been affected adversely by increasing credit costs and volatility in the capital markets, leading to declines in the market values of assets under management and the market values at which Key records certain assets (primarily commercial real estate loans and securities held for sale or trading).

Additionally, during the first quarter of 2009 management determined that the estimated fair value of the National Banking reporting unit was less than the carrying amount, reflecting the impact of continued weakness in the financial markets. As a result, Key recorded an after-tax noncash accounting charge of $187 million. As a result of this charge and a similar after-tax charge of $420 million recorded during the fourth quarter of 2008, Key has now written off all of the goodwill that had been assigned to its National Banking reporting unit.
Critical accounting policies and estimates
Key’s business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical; not only are they necessary to comply with U.S. generally accepted accounting principles (“GAAP”), they also reflect management’s view of the appropriate way to record and report Key’s overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”), which begins on page 77 of Key’s 2008 Annual Report to Shareholders, should be reviewed for a greater understanding of how Key’s financial performance is recorded and reported.
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
Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears on pages 20 through 23 of Key’s 2008 Annual Report to Shareholders. Information about Key’s review of goodwill and other intangible assets for impairment as of March 31, 2009, is included in Note 1 (“Basis of Presentation”) under the heading “Goodwill and Other Intangible Assets” on page 7.
Effective January 1, 2008, Key adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In the absence of quoted market prices, management determines the fair value of Key’s assets and liabilities using internally developed models, which are based on management’s judgment, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant inputs. Key’s adoption of this accounting guidance and the process used to determine fair values are more fully described in Note 1 under the heading “Fair Value Measurements” on page 82 of Key’s 2008 Annual Report to Shareholders and in Note 20 (“Fair Value Measurements”), which begins on page 118 of that report.
At March 31, 2009, $12.644 billion, or 13%, of Key’s total assets were measured at fair value on a recurring basis. More than 88% of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At March 31, 2009, $1.437 billion, or 2%, of Key’s total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.
At March 31, 2009, $332 million, or less than 1%, of Key’s total assets were measured at fair value on a nonrecurring basis. Less than 1% of these assets were classified as Level 1 or Level 2. At March 31, 2009, there were no liabilities measured at fair value on a nonrecurring basis.
During the first quarter of 2009, management did not significantly alter the manner in which it applied Key’s critical accounting policies or developed related assumptions and estimates.

Highlights of Key’s Performance
Financial performance
For the first quarter of 2009, the net loss attributable to Key was $488 million, or $1.09 per common share. This compares to net income attributable to Key of $218 million, or $.54 per diluted common share, for the first quarter of 2008. The loss for the current quarter was primarily the result of an increase in the provision for loan losses and a noncash accounting charge for goodwill and other intangible assets impairment.
In light of the prevailing economic environment during the first quarter of 2009, Key continued to build its loan loss reserves by recording an $875 million provision for loan losses, which exceeded net loan charge-offs by $383 million. As a result, Key’s March 31, 2009, allowance for loan losses rose to $2.186 billion, or 2.97% of period-end loans, from $1.803 billion, or 2.36% at December 31, 2008, and $1.298 billion, or 1.70% one year ago.
Additionally, the company determined that the estimated fair value of its National Banking reporting unit was less than the carrying amount, reflecting continued weakness in the financial markets. Based on the results of additional impairment testing for this reporting unit, Key recorded an after-tax noncash accounting charge of $187 million for the impairment of goodwill and other intangible assets. Importantly, this adjustment did not affect Key’s regulatory and tangible capital ratios. With this charge, Key has now written off all of the goodwill that had been assigned to its National Banking reporting unit.
Through this difficult credit cycle, management has maintained their focus on sustaining Key’s strong capital position, preserving Key’s relationship business model and carefully managing expenses to ensure Key’s readiness to respond to business opportunities when conditions improve.
In April 2009, Key’s Board of Directors expressed its intention to reduce Key’s quarterly dividend on common shares to $.01 per share from $.0625 per share, commencing in the second quarter of 2009, an action that will retain approximately $100 million of capital on an annual basis. At March 31, 2009, Key’s risk-based capital ratios continued to significantly exceed the “well-capitalized” standard for banks established by the banking regulators. Key had a Tier 1 capital ratio of 11.22%, a total capital ratio of 15.18% and a tangible common equity ratio of 6.06%.
Despite the challenging economic environment, Key’s Community Banking group continues to benefit from its relationship banking strategy as evidenced by solid loan and deposit growth. Compared to the first quarter of 2008, average loans grew by $855 million, or 3%, and average deposits rose by $1.783 billion, or 4%. Although Key continues to move forward in exiting low-return, nonrelationship businesses, progress has been slower than anticipated due to general weakness in the economy and restricted liquidity. Additional information pertaining to Key’s exit loan portfolio and the progress made in reducing total residential property exposure in commercial real estate is presented in the section entitled “Credit risk management,” which begins on page 88.
While all financial institutions are experiencing higher costs associated with collection efforts and an increase in deposit insurance premiums, Key has taken a proactive approach to managing its expenses. Excluding the goodwill and other intangible assets impairment charge recorded during the first quarter of 2009, Key’s noninterest expense was up 2% from the year-ago quarter. Over the past twelve months, Key has reduced the number of its average full-time equivalent employees by more than 5%, due in large part to actions taken to exit or de-emphasize certain businesses, including private student lending and lending to homebuilders. Additionally, Key continues to look for opportunities to streamline operations and to achieve cost efficiency by deploying new technology.
Key is also working to meet the funding needs of its clients while carefully managing the associated risk. During the first quarter of 2009, Key originated approximately $7.8 billion in new or renewed loans and commitments to consumers and businesses.

Significant items that affect the comparability of Key’s financial performance for the current, prior and year-ago quarters are shown in Figure 2. Events leading to the recognition of these items, as well as other factors that contributed to the changes in Key’s revenue and expense components, are reviewed in detail throughout the remainder of the Management’s Discussion & Analysis section.
Figure 2. Significant Items Affecting the Comparability of Earnings

	Three months ended			Three months ended			Three months ended
	March 31, 2009			December 31, 2008			March 31, 2008
	Pre-tax	After-tax	Impact on	Pre-tax	After-tax	Impact on	Pre-tax	After-tax	Impact on
in millions, except per share amounts	Amount	Amount	EPS	Amount	Amount	EPS	Amount	Amount	EPS

Provision for loan losses in excess of net charge-offs	$(383)	$(239)	$(.49)	$(252)	$(158)	$(.32)	$(66)	$(42)	$(.10)
Noncash charge for intangible assets impairment	(223)	(187)	(.38)	(465)	(420)	(.85)	—	—	—
Net (losses) gains from principal investing	(72)	(45)	(.09)	(37)	(23)	(.05)	11	7	.02
Severance and other exit costs	(8)	(5)	(.01)	(31)	(20)	(.04)	(6)	(4)	(.01)
Gain from sale/redemption of Visa Inc. shares	105	65	.13	—	—	—	165	103	.26
Realized and unrealized gains (losses) on loan and securities portfolios held for sale or trading	2	1	—	(18)	(11)	(.02)	(128)	(80)	(.20)
U.S. taxes on accumulated earnings of Canadian leasing operation	—	—	—	—	(68)	(.14)	—	—	—
(Charges) credits related to leveraged lease tax litigation	—	—	—	(18)	120 (a)	.24	(3)	(38)	(.10)

(a)	Represents $120 million of previously accrued interest recovered in connection with Key’s opt-in to the Internal Revenue Service (“IRS”) global tax settlement.

EPS	= Earnings per common share
Key’s financial performance for each of the past five quarters is summarized in Figure 3.

Figure 3. Selected Financial Data

	2009		2008
dollars in millions, except per share amounts	First		Fourth		Third	Second	First

FOR THE PERIOD
Interest income	$1,032		$1,163		$1,232	$880	$1,354
Interest expense	418		524		533	522	641
Net interest income	614	(a)	639	(a)	699	358	713	(a)
Provision for loan losses	875		594		407	647	187
Noninterest income	492		395		398	555	530
Noninterest expense	973		1,302		761	782	733
(Loss) income before income taxes	(742)		(862)		(71)	(516)	323
Net (loss) income attributable to Key	(488	) (a)	(524	) (a)	(36)	(1,126)	218	(a)
Net (loss) income attributable to Key common shareholders	(536	) (a)	(554	) (a)	(48)	(1,126)	218	(a)

PER COMMON SHARE
Net (loss) income attributable to Key	$(1.09)		$(1.13)		$(.10)	$(2.70)	$.55
Net (loss) income attributable to Key — assuming dilution	(1.09	) (a)	(1.13	) (a)	(.10)	(2.70)	.54	(a)

Cash dividends paid	.0625		.0625		.1875	.375	.375
Book value at period end	13.82		14.97		16.16	16.59	21.48
Tangible book value at period end	11.76		12.41		12.66	13.00	17.07
Market price:
High	9.35		15.20		15.25	26.12	27.23
Low	4.83		4.99		7.93	10.00	19.00
Close	7.87		8.52		11.94	10.98	21.95
Weighted-average common shares outstanding (000)	492,813		492,311		491,179	416,629	399,121
Weighted-average common shares and potential common shares outstanding (000)	492,813		492,311		491,179	416,629	399,769

AT PERIOD END
Loans	$73,703		$76,504		$76,705	$75,855	$76,444
Earning assets	89,042		94,020		90,257	89,893	89,719
Total assets	97,834		104,531		101,290	101,544	101,492
Deposits	65,996		65,260		64,678	64,396	64,702
Long-term debt	14,978		14,995		15,597	15,106	14,337
Key common shareholders’ equity	6,892		7,408		7,993	8,056	8,592
Key shareholders’ equity	9,968		10,480		8,651	8,706	8,592

PERFORMANCE RATIOS
Return on average total assets	(1.91	)% (a)	(1.93	)% (a)	(.14)%	(4.38)%	.85	% (a)
Return on average common equity	(29.87	) (a)	(27.65	) (a)	(2.36)	(53.35)	10.38	(a)
Net interest margin (taxable equivalent)	2.77		2.76	(a)	3.13	(.44)	3.14	(a)

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	10.19%		10.03%		8.54%	8.57%	8.47%
Tangible Key shareholders’ equity to tangible assets	9.23		8.92		6.95	6.98	6.85
Tangible common equity to tangible assets	6.06		5.95		6.29	6.32	6.85
Tier 1 risk-based capital	11.22		10.92		8.55	8.53	8.33
Total risk-based capital	15.18		14.82		12.40	12.41	12.34
Leverage	11.19		11.05		9.28	9.34	9.15

TRUST AND BROKERAGE ASSETS
Assets under management	$60,164		$64,717		$76,676	$80,998	$80,453
Nonmanaged and brokerage assets	21,786		22,728		27,187	29,905	30,532

OTHER DATA
Average full-time-equivalent employees	17,468		17,697		18,098	18,164	18,426
Branches	989		986		986	985	985

(a)	See Figure 4 on page 52, which presents certain earnings data and performance ratios, excluding charges (credits) related to goodwill and other intangible assets impairment, and the tax treatment of certain leveraged lease financing transactions disallowed by the IRS. Figure 4 reconciles certain GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

Figure 4 presents certain earnings data and performance ratios, excluding charges (credits) related to goodwill and other intangible assets impairment, and the tax treatment of certain leveraged lease financing transactions disallowed by the IRS (non-GAAP). Eliminating the effects of significant items that are generally nonrecurring facilitates the analysis of results by presenting them on a more comparable basis. Figure 4 also reconciles the GAAP performance measures to the corresponding non-GAAP measures. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.
Figure 4. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions, except per share amounts	3-31-09	12-31-08	3-31-08

NET (LOSS) INCOME
Net (loss) income attributable to Key (GAAP)	$(488)	$(524)	$218
Charges related to intangible assets impairment, after tax	187	420	—
(Credits) charges related to leveraged lease tax litigation, after tax	—	(120)	38

Net (loss) income attributable to Key, excluding charges (credits) related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	$(301)	$(224)	$256

Preferred dividends and amortization of discount on Series B Preferred Stock	$48	$30	—

Net (loss) income attributable to Key common shareholders (GAAP)	$(536)	$(554)	$218
Net (loss) income attributable to Key common shareholders, excluding charges (credits) related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	(349)	(254)	256

PER COMMON SHARE
Net (loss) income attributable to Key — assuming dilution (GAAP)	$(1.09)	$(1.13)	$.54
Net (loss) income attributable to Key, excluding charges (credits) related to intangible assets impairment and leveraged lease tax litigation — assuming dilution (non-GAAP)	(.71)	(.52)	.64

PERFORMANCE RATIOS
Return on average total assets: (a)
Average total assets	$103,815	$107,735	$103,356
Return on average total assets (GAAP)	(1.91)%	(1.93)%	.85%
Return on average total assets, excluding charges (credits) related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	(1.18)	(.83)	1.00

Return on average common equity: (a)
Average common equity	$7,277	$7,971	$8,445
Return on average common equity (GAAP)	(29.87)%	(27.65)%	10.38%
Return on average common equity, excluding charges (credits) related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	(19.45)	(12.68)	12.19

NET INTEREST INCOME AND MARGIN
Net interest income:
Net interest income (GAAP)	$614	$639	$713
Charges related to leveraged lease tax litigation, pre-tax	—	18	3

Net interest income, excluding charges related to leveraged lease tax litigation (non-GAAP)	$614	$657	$716

Net interest income/margin (TE):
Net interest income (loss) (TE) (as reported)	$620	$646	$704
Charges related to leveraged lease tax litigation, pre-tax (TE)	—	18	34

Net interest income, excluding charges related to leveraged lease tax litigation (TE) (adjusted basis)	$620	$664	$738

Net interest margin (TE) (as reported) (a)	2.77%	2.76%	3.14%
Impact of charges related to leveraged lease tax litigation, pre-tax (TE) (a)	—	.08	.15

Net interest margin, excluding charges related to leveraged lease tax litigation (TE) (adjusted basis) (a)	2.77%	2.84%	3.29%

(a)	Income statement amount has been annualized in calculation of percentage.

TE = Taxable Equivalent, GAAP = U.S. generally accepted accounting principles

As shown in Figure 4, during the first quarter of 2009, Key recorded an after-tax charge of $187 million, or $.38 per common share, for the impairment of goodwill and other intangible assets related to the National Banking reporting unit. In the prior quarter, Key recorded an after-tax charge of $420 million, or $.85 per common share, as a result of its annual goodwill impairment testing for the same reporting unit. Key has now written off all of the goodwill that had been assigned to its National Banking reporting unit.
Additionally, during the fourth quarter of 2008, Key recorded an after-tax credit of $120 million, or $.24 per common share, in connection with its opt-in to the IRS global tax settlement. During the first quarter of 2008, Key increased its tax reserves for certain lease in, lease out transactions and recalculated its lease income in accordance with prescribed accounting standards, resulting in after-tax charges of $38 million, or $.10 per common share.
Strategic developments
Management initiated the following actions during 2008 to support Key’s corporate strategy, which is described under the heading “Corporate Strategy” on page 18 of Key’s 2008 Annual Report to Shareholders.
♦	During the third quarter of 2008, Key decided to exit retail and floor-plan lending for marine and recreational vehicle products, and to limit new education loans to those backed by government guarantee. Key also determined that it will cease lending to homebuilders within its 14-state Community Banking footprint. This came after Key began to reduce its business with nonrelationship homebuilders outside that footprint in December 2007.

♦	On January 1, 2008, Key acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. The acquisition doubles Key’s branch presence in the attractive Lower Hudson Valley area.

Line of Business Results
This section summarizes the financial performance and related strategic developments of Key’s two major business groups, Community Banking and National Banking. To better understand this discussion, see Note 4 (“Line of Business Results”), which begins on page 11. Note 4 describes the products and services offered by each of these business groups, provides more detailed financial information pertaining to the groups and their respective lines of business, and explains “Other Segments” and “Reconciling Items.”
Figure 5 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and net (loss) income attributable to Key for the three-month periods ended March 31, 2009 and 2008.
Figure 5. Major Business Groups — Taxable-Equivalent Revenue and Net (Loss)
Income Attributable to Key

	Three months ended March 31,		Change
dollars in millions	2009	2008	Amount	Percent

REVENUE (TE)

Community Banking	$604	$629	$(25)	(4.0)%
National Banking (a)	537	439	98	22.3
Other Segments	(78)	28	(106)	N/M

Total Segments	1,063	1,096	(33)	(3.0)
Reconciling Items (b)	49	138	(89)	(64.5)

Total	$1,112	$1,234	$(122)	(9.9)%

NET (LOSS) INCOME ATTRIBUTABLE TO KEY
Community Banking	$33	$116	$(83)	(71.6)%
National Banking (a)	(571)	(24)	(547)	N/M
Other Segments	(37)	21	(58)	N/M

Total Segments	(575)	113	(688)	N/M
Reconciling Items (b)	87	105	(18)	(17.1)

Total	$(488)	$218	$(706)	N/M

(a)	National Banking’s results for the first quarter of 2009 include a noncash charge for goodwill and other intangible assets impairment of $223 million ($187 million after tax). During the first quarter of 2008, National Banking’s taxable-equivalent revenue and net results were reduced by $34 million and $21 million, respectively, as a result of its involvement with certain leveraged lease financing transactions which were challenged by the IRS.

(b)	Reconciling Items for the first quarter of 2009 include a $105 million ($65 million after tax) gain from the sale of Key’s remaining equity interest in Visa Inc. For the first quarter of 2008, Reconciling Items include a $165 million ($103 million after tax) gain from the partial redemption of Key’s equity interest in Visa Inc. and a $17 million charge to income taxes for the interest cost associated with the increase to Key’s tax reserves for certain lease in, lease out transactions.

TE = Taxable Equivalent, N/M = Not Meaningful
Community Banking summary of operations
As shown in Figure 6, Community Banking recorded net income of $33 million for the first quarter of 2009, compared to $116 million for the year-ago quarter. Increases in the provision for loan losses and noninterest expense, coupled with decreases in net interest income and noninterest income caused the decline.
Taxable-equivalent net interest income declined by $7 million, or 2%, from the first quarter of 2008, due primarily to tighter loan spreads. Average earning assets rose by $911 million, or 3%, from the year-ago quarter, due to growth in both the commercial and consumer loan portfolios. Average deposits increased by $1.783 billion, or 4%, reflecting growth in certificates of deposit and noninterest-bearing deposits. A decline in money market deposit accounts partially offset this growth.
Noninterest income decreased by $18 million, or 9%, from the year-ago quarter, largely as a result of lower income from trust and investment services caused by declines in the financial markets, and a reduction in service charges on deposit accounts. Also contributing to the decrease was a reduction in investment banking and capital markets income, due primarily to lower income from derivatives. These reductions were partially offset by growth in bank channel investment product sales income.

The provision for loan losses rose by $63 million compared to the first quarter of 2008, reflecting a $24 million increase in net loan charge-offs, primarily from the home equity and commercial loan portfolios. Community Banking’s provision for loan losses for the first quarter of 2009 exceeded its net loan charge-offs by $27 million as the company continued to build reserves in a weak economy.
Noninterest expense grew by $45 million, or 11%, from the year-ago quarter as a result of an increase in the FDIC deposit insurance assessment, a rise in internally allocated overhead and a reduction in the credit for losses on lending-related commitments. This expense growth was partially offset by a decline in personnel expense, due primarily to reductions in incentive compensation accruals and severance expense.
Figure 6. Community Banking

	Three months ended March 31,		Change
dollars in millions	2009	2008	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$415	$422	$(7)	(1.7)%
Noninterest income	189	207	(18)	(8.7)

Total revenue (TE)	604	629	(25)	(4.0)
Provision for loan losses	81	18	63	350.0
Noninterest expense	470	425	45	10.6

Income before income taxes (TE)	53	186	(133)	(71.5)
Allocated income taxes and TE adjustments	20	70	(50)	(71.4)

Net income	$33	$116	$(83)	(71.6)%

AVERAGE BALANCES
Loans and leases	$28,940	$28,085	$855	3.0%
Total assets	31,949	31,016	933	3.0
Deposits	51,560	49,777	1,783	3.6

Assets under management at period end	$14,205	$20,049	$(5,844)	(29.1)%

TE = Taxable Equivalent
ADDITIONAL COMMUNITY BANKING DATA

	Three months ended March 31,		Change
dollars in millions	2009	2008	Amount	Percent
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$17,368	$19,865	$(2,497)	(12.6)%
Savings deposits	1,721	1,754	(33)	(1.9)
Certificates of deposits ($100,000 or more)	8,490	6,450	2,040	31.6
Other time deposits	14,723	12,764	1,959	15.3
Deposits in foreign office	713	1,263	(550)	(43.5)
Noninterest-bearing deposits	8,545	7,681	864	11.2

Total deposits	$51,560	$49,777	$1,783	3.6%

HOME EQUITY LOANS
Average balance	$10,273	$9,693
Weighted-average loan-to-value ratio (at date of origination)	70%	70%
Percent first lien positions	53	56

OTHER DATA
Branches	989	985
Automated teller machines	1,479	1,479

National Banking summary of operations
As shown in Figure 7, National Banking recorded a net loss attributable to Key of $571 million for the first quarter of 2009, compared to $24 million for the same period one year ago. During the first quarter of 2009, results were adversely affected by a goodwill and other intangible assets impairment charge of $223 million ($187 million after tax). This impairment charge was triggered by a reduction in the estimated fair value of the National Banking reporting unit caused by continued weakness in the financial markets. As of March 31, 2009, there was no goodwill remaining in the National Banking reporting unit. Also contributing to the decline in performance was a substantially higher provision for loan losses, lower net interest income and an increase in noninterest expense, offset in part by growth in noninterest income.

Taxable-equivalent net interest income decreased by $52 million, or 15%, from the first quarter of 2008, due primarily to tighter loan and deposit spreads, and higher levels of nonperforming loans and net loan charge-offs. Average earning assets decreased by $1.537 billion, or 3%, from the year-ago quarter, reflecting reductions in the commercial, home equity and held-for-sale loan portfolios. Average deposits rose by $337 million, or 3%, as growth in certificates of deposit more than offset declines in money market deposit accounts and noninterest-bearing deposits.
Noninterest income rose by $150 million, or 149%, from the first quarter of 2008. The improvement reflects net loan sale gains of $3 million in the current quarter, compared to net losses of $105 million in the year-ago quarter. Additionally, results from investment banking and capital markets activities improved by $30 million as National Banking recorded dealer trading and derivatives income of $9 million in the first quarter of 2009, compared to losses of $32 million one year ago when a $53 million write-down of certain trading instruments was recorded. This improvement was offset in part by a $12 million reduction in investment banking income. Also contributing to the growth in noninterest income was a $19 million increase in gains on leased equipment.
The provision for loan losses rose by $620 million, due primarily to higher levels of net loan charge-offs from the commercial and financial, commercial real estate, education and marine loan portfolios. National Banking’s provision for loan losses for the first quarter of 2009 exceeded its net loan charge-offs by $351 million as the company continued to build reserves in a weak economy.
Excluding the goodwill and other intangible assets impairment charge recorded during the first quarter of 2009, noninterest expense increased by $6 million, or 2%, from the first quarter of 2008, reflecting a decrease in the credit for losses on lending-related commitments, an increase in the FDIC deposit insurance assessment and higher internally allocated support costs. The adverse effect of these factors was offset in part by lower personnel expense, due primarily to a reduction in incentive compensation accruals and a 19% reduction in the number of average full-time equivalent employees.
Figure 7. National Banking

	Three months ended March 31,		Change
dollars in millions	2009	2008	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$286	$338 (a)	$(52)	(15.4)%
Noninterest income	251	101	150	148.5

Total revenue (TE)	537	439	98	22.3
Provision for loan losses	789	169	620	366.9
Noninterest expense	537 (a)	308	229	74.4

Net loss before income taxes (TE)	(789)	(38)	(751)	N/M
Allocated income taxes and TE adjustments	(216)	(14)	(202)	N/M

Net loss	(573)	(24)	(549)	N/M
Less: Net loss attributable to noncontrolling interests	(2)	—	(2)	(100.0)

Net loss attributable to Key	$(571)	$(24)	$(547)	N/M

AVERAGE BALANCES
Loans and leases	$46,197	$44,162	$2,035	4.6%
Loans held for sale	1,078	4,932	(3,854)	(78.1)
Total assets	54,810	56,193	(1,383)	(2.5)
Deposits	12,214	11,877	337	2.8

Assets under management at period end	$45,959	$60,404	$(14,445)	(23.9)%

(a)	National Banking’s results for the first quarter of 2009 include a noncash charge for goodwill and other intangible assets impairment of $223 million ($187 million after tax). During the first quarter of 2008, National Banking’s taxable-equivalent net interest income and net income were reduced by $34 million and $21 million, respectively, as a result of its involvement with with certain leveraged lease financing transactions which were challenged by the IRS.

TE = Taxable Equivalent, N/M = Not Meaningful
Other Segments
Other Segments consist of Corporate Treasury and Key’s Principal Investing unit. These segments generated a net loss attributable to Key of $37 million for the first quarter of 2009, compared to net income attributable to Key of $21 million for the same period last year. These results reflect net losses of $72 million from principal investing in the first quarter of 2009, compared to net gains of $11 million for the same period last year.

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
Figure 8, which spans pages 59 and 60, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income for each of those quarters to net interest income reported in accordance with GAAP. The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets.
Key’s taxable-equivalent net interest income was $620 million for the first quarter of 2009, compared to $704 million for the year-ago quarter. The net interest margin for the current quarter declined to 2.77% from 3.14% for the first quarter of 2008. During the past year, the net interest margin has remained under pressure as the fall in the federal funds target rate has caused interest rates on earning assets to decline more rapidly than the rates paid for interest-bearing liabilities. Competition for deposits and a shift in deposit mix to higher costing certificates of deposit have contributed to a lower net interest margin. In addition, earning asset yields have been compressed as a result of the higher levels of nonperforming loans.
Compared to the fourth quarter of 2008, taxable-equivalent net interest income decreased by $26 million, and the net interest margin was essentially unchanged. During the first quarter, the net interest margin began to stabilize as deposits repriced and the volume of lower-yielding assets decreased as liquidity improved in the commercial paper market for certain customer segments. These positive developments were moderated by a higher level of nonperforming loans. Average earning assets decreased by $3.242 billion, or 3%, reflecting improved liquidity for commercial customers in the commercial paper market and a reduction in the demand for standby credit. Runoff in Key’s exit portfolio, net charge-offs and a lower federal funds sold position also contributed to the decrease in earning assets compared to the fourth quarter of last year.

Since January 1, 2008, the growth and composition of Key’s earning assets have been affected by the following actions:
♦	During the first quarter of 2008, Key increased its loan portfolio (primarily commercial real estate and consumer loans) through the acquisition of U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York.

♦	Key sold $192 million of commercial real estate loans during the first quarter of 2009 and $2.244 billion during all of 2008. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales agreements), Key established and has maintained a loss reserve in an amount that management believes is appropriate. More information about the related recourse agreement is provided in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 28. In late March 2009, Key transferred $1,474 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines for the classification of loans that have reached a completed status. In June 2008, Key transferred $384 million of commercial real estate loans ($719 million, net of $335 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status as part of a process undertaken to aggressively reduce Key’s exposure in the residential properties segment of the construction loan portfolio through the sale of certain loans. Additional information about the status of this process is included in the section entitled “Loans and loans held for sale” under the heading “Commercial real estate loans” on page 67.

♦	Key sold $109 million of education loans during the first quarter of 2009 and $121 million during all of 2008. In March 2008, Key transferred $3.284 billion of education loans from held-for-sale status to the held-to-maturity loan portfolio in recognition of the fact that the secondary markets for these loans have been adversely affected by market liquidity issues.

♦	Key sold $311 million of other loans (including $302 million of residential mortgage loans) during the first quarter of 2009 and $932 million during all of 2008.

Figure 8. Average Balance Sheets, Net Interest Income and Yields/Rates

	First Quarter 2009				Fourth Quarter 2008
	Average			Yield/	Average			Yield/
dollars in millions	Balance		Interest	Rate	Balance	Interest		Rate

ASSETS
Loans (a),(b)
Commercial, financial and agricultural	$26,427		$278	4.26%	$27,662	$346		4.98%
Real estate — commercial mortgage	10,965	(c)	140	5.20	10,707	151		5.63
Real estate — construction	7,511	(c)	84	4.54	7,686	100		5.16
Commercial lease financing	8,790		94	4.28	9,186	78		3.38	(d)

Total commercial loans	53,693		596	4.50	55,241	675		4.87
Real estate — residential	1,776		27	6.00	1,903	29		6.00
Home equity:
Community Banking	10,273		114	4.49	10,037	129		5.13
National Banking	1,040		19	7.52	1,088	21		7.62

Total home equity loans	11,313		133	4.77	11,125	150		5.37
Consumer other — Community Banking	1,225		32	10.56	1,260	30		9.57
Consumer other — National Banking:
Marine	3,331		52	6.24	3,467	55		6.32
Education	3,717		43	4.59	3,661	56		6.19
Other	274		5	7.97	288	6		8.22

Total consumer other — National Banking	7,322		100	5.47	7,416	117		6.33

Total consumer loans	21,636		292	5.43	21,704	326		6.00

Total loans	75,329		888	4.77	76,945	1,001		5.19
Loans held for sale	1,197		12	4.07	1,495	18		4.84
Securities available for sale (a),(e)	8,310		109	5.33	8,269	111		5.39
Held-to-maturity securities (a)	25		1	9.84	27	2		10.74
Trading account assets	1,348		13	3.97	1,416	17		4.81
Short-term investments	2,450		3	.47	3,715	8		.88
Other investments (e)	1,523		12	2.80	1,557	13		3.06

Total earning assets	90,182		1,038	4.64	93,424	1,170		4.98
Allowance for loan losses	(2,067)				(1,676)
Accrued income and other assets	15,700				15,987

Total assets	$103,815				$107,735

LIABILITIES
NOW and money market deposit accounts	$23,957		38	.65	$24,919	78		1.24
Savings deposits	1,744		—	.09	1,722	1		.16
Certificates of deposit ($100,000 or more) (f)	12,455		121	3.93	11,270	118		4.20
Other time deposits	14,737		140	3.85	14,560	146		3.98
Deposits in foreign office	1,259		1	.21	1,300	3		.90

Total interest-bearing deposits	54,152		300	2.24	53,771	346		2.56
Federal funds purchased and securities sold under repurchase agreements	1,545		1	.31	1,727	4		.86
Bank notes and other short-term borrowings	4,405		6	.58	9,205	31		1.36
Long-term debt (f)	14,760		111	3.20	14,557	143		4.08

Total interest-bearing liabilities	74,862		418	2.29	79,260	524		2.65
Noninterest-bearing deposits	11,232				10,860
Accrued expense and other liabilities	7,163				7,524

Total liabilities	93,257				97,644

EQUITY
Key shareholders’ equity	10,352				9,888
Noncontrolling interests	206				203

Total equity	10,558				10,091

Total liabilities and equity	$103,815				$107,735

Interest rate spread (TE)				2.35%				2.33%

Net interest income (TE) and net interest margin (TE)			620	2.77%		646	(c)	2.76	% (c)

TE adjustment (a)			6			7

Net interest income, GAAP basis			$614			$639

Average balances have not been restated to reflect Key’s January 1, 2008, adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation 39.”

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	In late March 2009, Key transferred $1.474 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines for the classification of loans that have reached a completed status.

(d)	During the fourth quarter of 2008, Key’s taxable-equivalent net interest income was reduced by $18 million as a result of an agreement reached with the IRS on all material aspects related to the IRS global tax settlement pertaining to certain leveraged lease financing transactions. Excluding this reduction, the taxable-equivalent yield on Key’s commercial lease financing portfolio would have been 4.17% for the fourth quarter of 2008, and Key’s taxable-equivalent net interest margin would have been 2.84%. During the second quarter of 2008, Key’s taxable-equivalent net interest income was reduced by $838 million following an adverse federal court decision on Key’s tax treatment of a leveraged sale-leaseback transaction. Excluding this reduction, the taxable-equivalent yield on Key’s commercial lease financing portfolio would have been 5.25% for the second quarter of 2008, and Key’s taxable-equivalent net interest margin would have been 3.32%. During the first quarter of 2008. Key increased its tax reserves for certain lease in, lease out transactions and recalculated its lease income in accordance with prescribed accounting standards. These actions reduced Key’s first quarter 2008 taxable-equivalent net interest income by $34 million. Excluding this reduction, the taxable-equivalent yield on Key’s commercial lease financing portfolio would have been 5.27% for the first quarter of 2008, and Key’s taxable-equivalent net interest margin would have been 3.29%.

Figure 8. Average Balance Sheets, Net Interest Income and Yields/Rates (Continued)

Third Quarter 2008			Second Quarter 2008					First Quarter 2008
Average		Yield/	Average			Yield/		Average			Yield/
Balance	Interest	Rate	Balance	Interest		Rate		Balance	Interest		Rate

$26,345	$356	5.38%	$26,057	$352		5.42%		$25,411	$392		6.21%
10,718	158	5.87	10,593	156		5.91		10,283	175		6.84
7,806	109	5.53	8,484	118		5.61		8,468	134		6.36
9,585	108	4.52	9,798	(709)		(28.94	) (d)	10,004	98		3.91	(d)

54,454	731	5.35	54,932	(83)		(.58)		54,166	799		5.93
1,899	28	6.04	1,918	30		6.12		1,916	30		6.29

9,887	141	5.64	9,765	140		5.78		9,693	154		6.38
1,138	22	7.65	1,200	23		7.68		1,260	24		7.74

11,025	163	5.85	10,965	163		5.99		10,953	178		6.54
1,264	33	10.37	1,271	33		10.34		1,305	34		10.59

3,586	57	6.33	3,646	56		6.26		3,646	58		6.31
3,635	54	5.90	3,595	53		5.88		363	7		8.04
308	6	8.22	325	7		8.21		339	7		8.32

7,529	117	6.20	7,566	116		6.16		4,348	72		6.61

21,717	341	6.25	21,720	342		6.32		18,522	314		6.81

76,171	1,072	5.60	76,652	259		1.37		72,688	1,113		6.15
1,723	21	4.76	1,356	20		5.94		4,984	87		7.01
8,266	110	5.38	8,315	111		5.40		8,419	110		5.28
27	1	13.81	25	—		11.47		29	1		11.02
1,579	16	4.02	1,041	10		3.88		1,075	13		4.84
794	6	3.44	773	8		3.83		1,165	9		3.18
1,563	12	2.87	1,580	14		3.09		1,552	12		3.05

90,123	1,238	5.47	89,742	422		1.89		89,912	1,345		6.01
(1,498)			(1,338)					(1,236)
14,531			14,886					14,680

$103,156			$103,290					$103,356

$26,657	108	1.61	$27,158	102		1.51		$26,996	139		2.07
1,783	1	.21	1,815	1		.27		1,865	3		.62
9,506	97	4.05	8,670	88		4.09		8,072	95		4.72
13,118	129	3.92	12,751	135		4.27		12,759	146		4.59
2,762	12	1.77	4,121	21		1.95		5,853	45		3.13

53,826	347	2.57	54,515	347		2.56		55,545	428		3.10

2,546	10	1.58	3,267	15		1.86		3,863	28		2.91
4,843	34	2.72	4,770	27		2.26		4,934	39		3.22
15,123	142	3.91	14,620	133		3.87		13,238	146		4.71

76,338	533	2.80	77,172	522		2.75		77,580	641		3.36
10,756			10,617					10,741
7,152			6,706					6,389

94,246			94,495					94,710

8,734			8,617					8,445
176			178					201

8,910			8,795					8,646

$103,156			$103,290					$103,356

		2.67%				(.86)%					2.65%

	705	3.13%		(100	) (c)	(.44	)% (c)		704	(c)	3.14	% (c)

	6			(458)					(9)

	$699			$358					$713

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

TE = Taxable Equivalent, GAAP = U.S. generally accepted accounting principles

Figure 9 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 67, contains more discussion about changes in earning assets and funding sources.
Figure 9. Components of Net Interest Income Changes

	From three months ended March 31, 2008
	to three months ended March 31, 2009
	Average	Yield/	Net
in millions	Volume	Rate	Change

INTEREST INCOME
Loans	$39	$(264)	$(225)
Loans held for sale	(48)	(27)	(75)
Securities available for sale	(1)	—	(1)
Trading account assets	3	(3)	—
Short-term investments	5	(11)	(6)

Total interest income (TE)	(2)	(305)	(307)

INTEREST EXPENSE
NOW and money market deposit accounts	(14)	(87)	(101)
Savings deposits	—	(3)	(3)
Certificates of deposit ($100,000 or more)	45	(19)	26
Other time deposits	21	(27)	(6)
Deposits in foreign office	(21)	(23)	(44)

Total interest-bearing deposits	31	(159)	(128)
Federal funds purchased and securities sold under repurchase agreements	(11)	(16)	(27)
Bank notes and other short-term borrowings	(4)	(29)	(33)
Long-term debt	15	(50)	(35)

Total interest expense	31	(254)	(223)

Net interest income (TE)	$(33)	$(51)	$(84)

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
TE = Taxable Equivalent
Noninterest income
Key’s noninterest income was $492 million for the first quarter of 2009, compared to $530 million for the year-ago quarter. As shown in Figure 11, the decrease was attributable to two primary factors. Key recorded net losses of $72 million from principal investing in the first quarter of 2009, compared to net gains of $11 million for the same period last year. In addition, Key recorded a $105 million gain from the sale of Visa Inc. shares during the first quarter of 2009, compared to a $165 million gain from the partial redemption of shares one year ago. Excluding principal investing activities and the gains associated with the Visa shares, Key’s noninterest income was up $105 million from the first quarter of 2008. Contributing to this improvement was a $19 million increase in gains on leased equipment (included in “miscellaneous income”) and a $10 million increase in income from investment banking and capital markets activities. In addition, Key had net gains of $8 million from loan sales in the current quarter, compared to net losses of $101 million for the same period last year. The increase attributable to these factors was offset in part by net losses of $14 million from securities in the current year and a $12 million reduction in income from trust and investment services.
The trend in the major components of Key’s fee-based income over the past five quarters is shown in Figure 10.

Figure 10. Fee-Based Income — Major Components

	2009	2008
in millions	First	Fourth	Third	Second	First

Trust and investment services income	$117	$138	$133	$138	$129
Service charges on deposit accounts	82	90	94	93	88
Operating lease income	61	64	69	68	69
Letter of credit and loan fees	38	42	53	51	37
Corporate-owned life insurance income	27	33	28	28	28
Electronic banking fees	24	25	27	27	24
Insurance income	18	15	15	20	15
Investment banking and capital markets income (loss)	18	6	(31)	80	8
Net (losses) gains from principal investing	(72)	(37)	(14)	(14)	11

The following discussion explains the composition of certain elements of Key’s noninterest income shown in Figure 11 and the factors that caused those elements to change.
Figure 11. Noninterest Income

	Three months ended March 31,		Change
dollars in millions	2009	2008	Amount	Percent

Trust and investment services income	$117	$129	$(12)	(9.3)%
Service charges on deposit accounts	82	88	(6)	(6.8)
Operating lease income	61	69	(8)	(11.6)
Letter of credit and loan fees	38	37	1	2.7
Corporate-owned life insurance income	27	28	(1)	(3.6)
Electronic banking fees	24	24	—	—
Insurance income	18	15	3	20.0
Investment banking and capital markets income	18	8	10	125.0
Net securities (losses) gains	(14)	3	(17)	N/M
Net (losses) gains from principal investing	(72)	11	(83)	N/M
Net gains (losses) from loan securitizations and sales	8	(101)	109	N/M
Gain from sale/redemption of Visa Inc. shares	105	165	(60)	(36.4)
Other income:
Loan securitization servicing fees	4	4	—	—
Credit card fees	3	4	(1)	(25.0)
Miscellaneous income	73	46	27	58.7

Total other income	80	54	26	48.1

Total noninterest income	$492	$530	$(38)	(7.2)%

N/M = Not Meaningful
Trust and investment services income. Trust and investment services are Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 12. The reduction from the first quarter of 2008 is attributable to decreases in both personal and institutional asset management income, offset in part by higher income from brokerage commissions and fees.
Figure 12. Trust and Investment Services Income

	Three months ended March 31,		Change
dollars in millions	2009	2008	Amount	Percent

Brokerage commissions and fee income	$38	$33	$5	15.2%
Personal asset management and custody fees	33	41	(8)	(19.5)
Institutional asset management and custody fees	46	55	(9)	(16.4)

Total trust and investment services income	$117	$129	$(12)	(9.3)%

A significant portion of Key’s trust and investment services income depends on the value and mix of assets under management. At March 31, 2009, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $60.164 billion, compared to $80.453 billion at March 31, 2008. As shown in Figure 13, most of the decrease was attributable to the equity and securities lending portfolios. The value of the equity portfolio declined because of weakness in the equity markets. The decline in the securities lending portfolio was due in part to increased volatility in the fixed income markets and actions taken by management to maintain sufficient liquidity within the portfolio. When clients’ securities are lent out, the borrower must provide Key with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management. Key’s portfolio of hedge funds, which grew by 21% over the past twelve months, generates a substantially higher rate of return and served to moderate the overall decrease in trust and investment services income.
Figure 13. Assets Under Management

	2009	2008
dollars in millions	First	Fourth	Third	Second	First

Assets under management by investment type:
Equity	$26,508	$29,384	$37,131	$40,446	$39,800
Securities lending	12,275	12,454	16,538	17,756	18,476
Fixed income	9,892	9,819	10,461	10,823	10,598
Money market	9,269	10,520	9,679	9,604	9,746
Hedge funds	2,220	2,540	2,867	2,369	1,833

Total	$60,164	$64,717	$76,676	$80,998	$80,453

Proprietary mutual funds included in assets under management:
Money market	$6,439	$7,458	$6,871	$7,178	$7,131
Equity	5,149	5,572	6,771	7,202	6,556
Fixed income	674	640	633	617	631

Total	$12,262	$13,670	$14,275	$14,997	$14,318

Service charges on deposit accounts. Service charges on deposit accounts decreased from the first quarter of 2008, due primarily to a reduction in overdraft fees resulting from lower transaction volume. Key’s corporate clients have been focusing on reducing their transaction service charges by maintaining higher balances in their noninterest-bearing deposit accounts.
Operating lease income. The decrease in operating lease income compared to the year-ago quarter is attributable to a lower volume of activity in the Equipment Finance line of business. Depreciation expense related to the leased equipment is presented in Figure 15 as “operating lease expense.”
Investment banking and capital markets income.As shown in Figure 14, investment banking and capital markets income increased from the first three months of 2008 as Key recorded dealer trading and derivatives income of $2 million in the first quarter of 2009, compared to losses of $21 million one year ago when the National Banking group recorded a $53 million write-down of certain trading instruments. This improvement was offset in part by an $11 million reduction in investment banking income.
Figure 14. Investment Banking and Capital Markets Income

	Three months ended March 31,		Change
dollars in millions	2009	2008	Amount	Percent

Investment banking income	$11	$22	$(11)	(50.0)%
Losses from other investments	(8)	(6)	(2)	(33.3)
Dealer trading and derivatives income (loss)	2	(21)	23	N/M
Foreign exchange income	13	13	—	—

Total investment banking and capital markets income	$18	$8	$10	125.0%

N/M = Not Meaningful
Net (losses) gains from principal investing. Principal investments consist of direct and indirect investments in predominantly privately held companies. Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($932 million at March 31, 2009, $990 million at December 31, 2008, and $1.020 billion at March 31, 2008). The net (losses) gains presented in Figure 11 derive from changes in fair values as well as sales of principal investments.
Net gains (losses) from loan securitizations and sales. Key sells or securitizes loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. During the first quarter of 2009, Key recorded $8 million of net gains from loan sales, compared to net losses of $101 million from loan sales and write-downs during the first quarter of 2008. The losses recorded for the year-ago quarter were due primarily to volatility in the fixed income markets and the related housing correction. Approximately $84 million of these losses pertained to commercial real estate loans held for sale. The types of loans sold during 2009 and 2008 are presented in Figure 19 on page 70. In March 2008, Key transferred $3.284 billion of education loans from held-for-sale status to the loan portfolio. The secondary markets for these loans have been adversely affected by market liquidity issues, making securitizations impractical and prompting the company’s decision to move these loans to a held-to-maturity classification.
Noninterest expense
Key’s noninterest expense was $973 million for the first quarter of 2009, compared to $733 million for the same period last year. Excluding a goodwill and other intangible assets impairment charge of $223 million recorded in the current quarter, noninterest expense was up $17 million, or 2%. As shown in Figure 15, personnel expense decreased by $47 million, primarily as a result of lower incentive compensation accruals and a reduction in salaries expense. The reduction in personnel expense was more than offset by a $64 million increase in nonpersonnel expense (excluding the goodwill and other intangible assets impairment charge), due primarily to a $27 million credit for losses on lending-related commitments recorded in the first quarter of 2008 and a $28 million increase in the FDIC deposit insurance assessment. The higher deposit insurance assessment is a result of actions recently taken by the FDIC to restore the Deposit Insurance Fund to the minimum level acceptable under current law. More specific information regarding the FDIC’s actions is included in the section entitled “Deposits and other sources of funds,” which begins on page 73. Additionally, professional fees rose by $12 million.
Figure 15. Noninterest Expense

	Three months ended March 31,		Change
dollars in millions	2009	2008	Amount	Percent

Personnel	$362	$409	$(47)	(11.5)%
Net occupancy	66	66	—	—
Operating lease expense	50	58	(8)	(13.8)
Computer processing	47	47	—	—
Professional fees	35	23	12	52.2
FDIC assessment	30	2	28	N/M
Equipment	22	24	(2)	(8.3)
Marketing	14	14	—	—
Intangible assets impairment	223	—	223	N/M
Other expense:
Postage and delivery	8	11	(3)	(27.3)
Franchise and business taxes	9	8	1	12.5
Telecommunications	7	8	(1)	(12.5)
Credit for losses on lending-related commitments	—	(27)	27	(100.0)
Miscellaneous expense	100	90	10	11.1

Total other expense	124	90	34	37.8

Total noninterest expense	$973	$733	$240	32.7%

Average full-time equivalent employees	17,468	18,426	(958)	(5.2)%

N/M = Not Meaningful
The following discussion explains the composition of certain elements of Key’s noninterest expense and the factors that caused those elements to change.

Personnel. As shown in Figure 16, personnel expense, the largest category of Key’s noninterest expense, decreased by $47 million, or 12%, from the first quarter of 2008. The decrease was due primarily to lower accruals for incentive compensation and a reduction in salaries expense stemming from a 5% decline in the number of average full-time equivalent employees. These reductions were offset in part by higher costs associated with employee benefits. As previously reported, Key expects to experience a substantial increase in pension expense in 2009. The increase is due primarily to an anticipated rise in the amortization of losses associated with the 2008 decrease in the value of pension plan assets caused by steep declines in the capital markets.
Figure 16. Personnel Expense

	Three months ended March 31,		Change
dollars in millions	2009	2008	Amount	Percent

Salaries	$225	$239	$(14)	(5.9)%
Incentive compensation	37	74	(37)	(50.0)
Employee benefits	83	76	7	9.2
Stock-based compensation	9	14	(5)	(35.7)
Severance	8	6	2	33.3

Total personnel expense	$362	$409	$(47)	(11.5)%

The average number of full-time equivalent employees was 17,468 for the first quarter of 2009, compared to 18,426 for the same period last year.
Operating lease expense. The decrease in operating lease expense compared to the year-ago quarter is attributable to a lower volume of activity in the Equipment Finance line of business. Income related to the rental of leased equipment is presented in Figure 11 as “operating lease income.”
Professional fees. The increase in professional fees compared to the first three months of 2008 is due to increased collection efforts on loans, the outsourcing of certain services and other corporate initiatives.
Intangible assets impairment. During the first quarter of 2009, Key determined that the estimated fair value of its National Banking reporting unit was less than the carrying amount, reflecting continued weakness in the financial markets. As a result, Key recorded a pre-tax noncash accounting charge of $223 million. As a result of this charge, Key has now written off all of the goodwill that had been assigned to its National Banking reporting unit.
Income taxes
Key recorded a tax benefit of $244 million for the first quarter of 2009, compared to a provision of $104 million for the comparable period in 2008. The tax benefit was largely attributable to the continuation of a difficult economic environment and the resulting increase in Key’s provision for loan losses, which contributed to the loss recorded for the current quarter.
During the first quarter of 2009, Key recorded a $223 million charge for intangible assets impairment of which $127 million is not deductible for tax purposes. Excluding this charge and the related tax benefit. Key’s effective tax rate was 40.1% for the first quarter of 2009, compared to 32.2% for the first three months of 2008. The higher effective tax rate in 2009 reflects the combined effects of the loss recorded in the current year and the permanent tax differences described on page 66.

On an adjusted basis, the effective tax rates for both the current and prior year differ from Key’s combined federal and state statutory tax rate of 37.5%, primarily because Key generates income from investments in tax-advantaged assets such as corporate-owned life insurance, earns credits associated with investments in low-income housing projects, and records tax deductions associated with dividends paid to Key’s common shares held in the 401 (k) savings plan.
In the ordinary course of business, Key enters into certain types of lease financing transactions that result in tax deductions. The IRS has completed audits of Key’s income tax returns for a number of prior years and has disallowed the tax deductions taken in connection with these transactions. On February 13, 2009, Key and the IRS entered into a closing agreement that resolves substantially all outstanding leveraged lease financing tax issues. Key expects the remaining issues to be settled with the IRS in the near future with no additional tax or interest liability to Key. Additional information pertaining to the contested lease financing transactions, the related charges and the settlement is included in Note 17 (“Income Taxes”), which begins on page 110 of Key’s 2008 Annual Report to Shareholders.

Financial Condition
Loans and loans held for sale
At March 31, 2009, total loans outstanding were $73.703 billion, compared to $76.504 billion at December 31, 2008, and $76.444 billion at March 31, 2008. The decrease in the current quarter reflects reductions in most of Key’s loan portfolios, with the largest decline experienced in the commercial portfolio.
Commercial loan portfolio
Commercial loans outstanding decreased by $2.506 billion, or 5%, from the year ago quarter. Virtually all of the decrease occurred during the current quarter as a result of improved liquidity for clients in the commercial paper market, a reduction in the demand for standby credit, runoff in Key’s exit loan portfolio and net loan charge-offs.
Commercial real estate loans. Commercial real estate loans for both owner- and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At March 31, 2009, Key’s commercial real estate portfolio included mortgage loans of $12.057 billion and construction loans of $6.208 billion. The average mortgage loan originated during the first quarter of 2009 was $2 million, and the largest mortgage loan at March 31, 2009, had a balance of $123 million. At March 31, 2009, the average construction loan commitment was $5 million. The largest construction loan commitment was $65 million, all of which was outstanding.
Key’s commercial real estate lending business is conducted through two primary sources: a 14-state banking franchise, and Real Estate Capital and Corporate Banking Services, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals exclusively with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 62% of Key’s average commercial real estate loans during the first quarter of 2009. Key’s commercial real estate business generally focuses on larger real estate developers and, as shown in Figure 17, is diversified by both industry type and geographic location of the underlying collateral.
Figure 17. Commercial Real Estate Loans

March 31, 2009	Geographic Region							Percent of	Commercial
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Total	Total	Mortgage	Construction

Nonowner-occupied:
Retail properties	$213	$793	$234	$762	$381	$478	$2,861	15.7%	$1,496	$1,365
Multifamily properties	318	658	453	268	508	457	2,662	14.6	1,570	1,092
Residential properties	343	469	73	145	233	576	1,839	10.1	295	1,544
Office buildings	362	137	101	162	209	427	1,398	7.6	851	547
Health facilities	240	156	39	231	158	301	1,125	6.1	995	130
Land and development	127	196	203	55	176	188	945	5.2	403	542
Warehouses	115	223	24	85	62	171	680	3.7	479	201
Hotels/Motels	55	96	—	15	23	62	251	1.4	185	66
Manufacturing facilities	35	—	17	28	—	29	109	.6	66	43
Other	306	203	4	105	177	140	935	5.1	792	143

	2,114	2,931	1,148	1,856	1,927	2,829	12,805	70.1	7,132	5,673
Owner-occupied	1,159	251	92	1,501	469	1,988	5,460	29.9	4,925	535

Total	$3,273	$3,182	$1,240	$3,357	$2,396	$4,817	$18,265	100.0%	$12,057	$6,208

Nonowner-occupied:
Nonperforming loans	$65	$217	$115	$57	$43	$207	$704	N/M	$167	$537
Accruing loans past due 90 days or more	42	36	23	5	36	85	227	N/M	125	102
Accruing loans past due 30 through 89 days	93	195	94	15	71	66	534	N/M	169	365

Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Southwest –	Arizona, Nevada and New Mexico
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming

N/M = Not Meaningful

In the first quarter of 2009, nonperforming loans related to Key’s nonowner-occupied properties rose by $221 million, due in part to the continuation of deteriorating market conditions in both the income properties and residential properties segments of Key’s commercial real estate construction portfolio. As previously reported, Key has undertaken a process to reduce its exposure in the residential properties segment of its construction loan portfolio through the sale of certain loans. In conjunction with these efforts, Key transferred $384 million of commercial real estate loans ($719 million, net of $335 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in June 2008. Key’s ability to sell these loans has been hindered by continued disruption in the financial markets which has precluded the ability of certain potential buyers to obtain the necessary funding. The balance of this portfolio has been reduced to $70 million at March 31, 2009, primarily as a result of cash proceeds from loan sales, transfers to other real estate owned (“OREO”), and both realized and unrealized losses. Key will continue to pursue the sale or foreclosure of the remaining loans, all of which are on nonperforming status.
During the last half of 2008, Key ceased lending to homebuilders within its 14-state Community Banking footprint.
Commercial lease financing. Management believes Key has both the scale and array of products to compete in the specialty of equipment lease financing. Key conducts these financing arrangements through the Equipment Finance line of business. Commercial lease financing receivables represented 16% of commercial loans at March 31, 2009, compared to 18% at March 31, 2008.
Consumer loan portfolio
Consumer loans outstanding decreased by $235 million, or 1%, from one year ago. As shown in Figure 35 on page 94, $193 million, or 82%, of the reduction came from Key’s exit loan portfolio (primarily the marine segment) during the first quarter of 2009.
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. A significant amount of this portfolio (91% at March 31, 2009) is derived primarily from the Regional Banking line of business within the Community Banking group; the remainder originated from the Consumer Finance line of business within the National Banking group and has been in a runoff mode since the fourth quarter of 2007.
Figure 18 summarizes Key’s home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 18. Home Equity Loans

	2009	2008
dollars in millions	First	Fourth	Third	Second	First

SOURCES OF PERIOD-END LOANS
Community Banking	$10,290	$10,124	$9,970	$9,851	$9,678
National Banking	998	1,051	1,101	1,153	1,220

Total	$11,288	$11,175	$11,071	$11,004	$10,898

Nonperforming loans at period end	$110	$91	$86	$75	$74
Net loan charge-offs for the period	32	31	21	19	15
Yield for the period	4.77%	5.37%	5.85%	5.99%	6.54%

Management expects the level of Key’s consumer loan portfolio to decrease in the future as a result of actions taken to exit low-return, indirect businesses. In December 2007, Key decided to exit dealer-originated home improvement lending activities, which are largely out-of-footprint. During the last half of 2008, Key exited retail and floor-plan lending for marine and recreational vehicle products, and began to limit new education loans to those backed by government guarantee.

Loans held for sale
As shown in Note 6 (“Loans and Loans Held for Sale”), which begins on page 17, Key’s loans held for sale were $1.124 billion at March 31, 2009, compared to $1.027 billion at December 31, 2008, and $1.674 billion at March 31, 2008.
At March 31, 2009, Key’s loans held for sale included $301 million of commercial mortgage loans. In the absence of quoted market prices, management uses valuation models to measure the fair value of these loans and adjusts the amount recorded on the balance sheet if fair value falls below recorded cost. The models are based on assumptions related to prepayment speeds, default rates, funding cost and discount rates. In light of the volatility in the financial markets, management has reviewed Key’s assumptions and determined that they reflect current market conditions. As a result, no significant adjustments to the assumptions were required during the first quarter of 2009.
During the first quarter of 2009, Key recorded net unrealized losses of $18 million and net realized losses of $14 million on its loans held for sale portfolio. Key records these transactions in “net gains (losses) from loan securitizations and sales” on the income statement. Key has not been significantly impacted by market volatility in the subprime mortgage lending industry, having exited this business in the fourth quarter of 2006.
Sales and securitizations
As market conditions allow, Key continues to utilize alternative funding sources like loan sales and securitizations to support its loan origination capabilities. In addition, certain acquisitions completed over the past several years have improved Key’s ability under favorable market conditions to originate and sell new loans, and to securitize and service loans originated by others, especially in the area of commercial real estate.
During the first quarter of 2009, Key sold $302 million of residential real estate loans, $192 million of commercial real estate loans, $109 million of education loans and $9 million of commercial loans and leases. Most of these sales came from the held-for-sale portfolio. Due to unfavorable market conditions, Key has not securitized any of its education loans since 2006 and does not anticipate entering into any securitizations of this type in the foreseeable future.
Among the factors that Key considers in determining which loans to sell or securitize are:
♦	whether particular lending businesses meet established performance standards or fit with Key’s relationship banking strategy;

♦	Key’s asset/liability management needs;

♦	whether the characteristics of a specific loan portfolio make it conducive to securitization;

♦	the cost of alternative funding sources;

♦	the level of credit risk;

♦	capital requirements; and

♦	market conditions and pricing.

Figure 19 summarizes Key’s loan sales for the first three months of 2009 and all of 2008.
Figure 19. Loans Sold (Including Loans Held for Sale)

		Commercial	Commercial	Residential		Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Education	— Direct	Total

2009
First quarter	$9	$192	—	$302	$109	—	$612

2008
Fourth quarter	$10	$580	—	$222	$1	—	$813
Third quarter	11	699	—	197	10	$9	926
Second quarter	19	761	$38	213	38	—	1,069
First quarter	14	204	29	170	72	—	489

Total	$54	$2,244	$67	$802	$121	$9	$3,297

Figure 20 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. The table includes loans that have been both securitized and sold, or simply sold outright.
Figure 20. Loans Administered or Serviced

	March 31,	December 31,	Sepember 30,	June 30,	March 31,
in millions	2009	2008	2008	2008	2008

Commercial real estate loans	$122,678	$123,256	$124,125	$128,010	$130,645
Education loans	4,146	4,267	4,365	4,474	4,592
Commercial lease financing	663	713	762	782	762
Commercial loans securitized	198	208	219	225	227

Total	$127,685	$128,444	$129,471	$133,491	$136,226

In the event of default by a borrower, Key is subject to recourse with respect to approximately $699 million of the $127.685 billion of loans administered or serviced at March 31, 2009. Additional information about this recourse arrangement is included in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 28.
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
Securities
At March 31, 2009, Key’s securities portfolio totaled $8.555 billion, compared to $8.462 billion at December 31, 2008, and $8.448 billion at March 31, 2008. At each of these dates, the majority of the securities portfolio consisted of securities available for sale, with the remainder consisting of held-to-maturity securities totaling less than $30 million.
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations (“CMOs”). A CMO is a debt security that is secured by a pool of mortgages or mortgage-backed securities. Key’s CMOs generate interest income and serve as collateral to support certain pledging agreements. At March 31, 2009, Key had $8.206 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $8.090 billion at December 31, 2008, and $8.039 billion at March 31, 2008.

As shown in Figure 21, all of Key’s mortgage-backed securities are issued by government-sponsored enterprises or the Government National Mortgage Association, and are traded in highly liquid secondary markets. Management employs an outside bond pricing service to determine the fair value at which they should be recorded on the balance sheet. In performing the valuations, the pricing service relies on models that consider security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. Management reviews valuations derived from the models to ensure they are consistent with the values placed on similar securities traded in the secondary markets.
Figure 21. Mortgage-Backed Securities by Issuer

	March 31,	December 31,	March 31,
in millions	2009	2008	2008

Federal Home Loan Mortgage Corporation	$4,642	$4,719	$4,680
Federal National Mortgage Association	3,205	3,002	2,951
Government National Mortgage Association	359	369	408

Total	$8,206	$8,090	$8,039

During the first three months of 2009, net gains from Key’s CMOs and other mortgage-backed securities totaled $88 million, all of which were unrealized. These net unrealized gains resulted from the narrowing of benchmark spreads on these securities and were recorded in the “accumulated other comprehensive income” component of Key shareholders’ equity.
Net unrealized gains on retained interests in securitizations decreased from $29 million at December 31, 2008, to $1 million at March 31, 2009, as a result of changes in certain assumptions used to measure the fair value of Key’s retained interests. During the first quarter of 2009, management increased the expected credit loss estimates as well as the interest rate used to discount the residual cash flows. Additional information on these economic assumptions is presented in Note 7 (“Loan Securitizations and Mortgage Servicing Assets”), which begins on page 18. The net unrealized gains on retained interests in securitizations were recorded in the “accumulated other comprehensive income” component of Key shareholders’ equity.
Management periodically evaluates Key’s securities available-for-sale portfolio in light of established asset/liability management objectives, changing market conditions that could affect the profitability of the portfolio and the level of interest rate risk to which Key is exposed. These evaluations may cause management to take steps to improve Key’s overall balance sheet positioning.
In addition, the size and composition of Key’s securities available-for-sale portfolio could vary with Key’s needs for liquidity and the extent to which Key is required (or elects) to hold these assets as collateral to secure public funds and trust deposits. Although Key generally uses debt securities for this purpose, other assets, such as securities purchased under resale agreements, are used occasionally when they provide more favorable yields or risk profiles.

Figure 22 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 15.
Figure 22. Securities Available for Sale

					Other
	U.S. Treasury,	States and	Collateralized		Mortgage-		Retained						Weighted
	Agencies and	Political	Mortgage		Backed		Interests in		Other				Average
dollars in millions	Corporations	Subdivisions	Obligations	(a)	Securities	(a)	Securitizations	(a)	Securities	(b)	Total		Yield (c)

MARCH 31, 2009
Remaining maturity:
One year or less	$5	$1	$936		$1		$3		$7		$953		4.94%
After one through five years	3	6	5,559		1,395		58		47		7,068		4.94
After five through ten years	2	62	10		266		106		1		447		6.84
After ten years	—	22	—		39		—		1		62		5.48

Fair value	$10	$91	$6,505		$1,701		$167		$56		$8,530		—
Amortized cost	10	90	6,289		1,624		166		61		8,240		5.05%
Weighted-average yield (c)	2.76%	5.83%	4.85%		4.91%		13.63%		5.52	% (d)	5.05	% (d)	—
Weighted-average maturity	2.9 years	7.9 years	1.8 years		4.6 years		4.8 years		2.6 years		2.5 years		—

DECEMBER 31, 2008
Fair value	$10	$91	$6,523		$1,567		$191		$55		$8,437		—
Amortized cost	9	90	6,380		1,505		162		71		8,217		5.15%

MARCH 31, 2008
Fair value	$18	$93	$6,517		$1,522		$186		$83		$8,419		—
Amortized cost	18	92	6,355		1,486		153		84		8,188		5.20%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $52 million of securities at March 31, 2009, that have no stated yield.
Held-to-maturity securities. Foreign bonds, trust preferred securities and securities issued by states and political subdivisions constitute most of Key’s held-to-maturity securities. Figure 23 shows the composition, yields and remaining maturities of these securities.
Figure 23. Held-to-Maturity Securities

	States and					Weighted
	Political	Other				Average
dollars in millions	Subdivisions	Securities		Total		Yield (a)

MARCH 31, 2009
Remaining maturity:
One year or less	$1	$2		$3		4.64%
After one through five years	3	19		22		4.34

Amortized cost	$4	$21		$25		4.40%
Fair value	4	21		25		—
Weighted-average yield (a)	8.60%	3.07	% (b)	4.40	% (b)	—
Weighted-average maturity	1.7 years	2.8 years		2.6 years		—

DECEMBER 31, 2008
Amortized cost	$4	$21		$25		4.34%
Fair value	4	21		25		—

MARCH 31, 2008
Amortized cost	$8	$21		$29		6.42%
Fair value	8	21		29		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $8 million of securities at March 31, 2009, that have no stated yield.

Other investments
Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represented 64% of other investments at March 31, 2009. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($932 million at March 31, 2009, $990 million at December 31, 2008, and $1.020 billion at March 31, 2008).
In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.
Most of Key’s other investments are not traded on a ready market. Management determines the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. Among other things, management’s review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history and management’s knowledge of the industry. During the first three months of 2009, net losses from Key’s principal investing activities totaled $72 million, which includes $68 million of net unrealized losses. These net losses are recorded as “net (losses) gains from principal investing” on the income statement.
Deposits and other sources of funds
Domestic deposits are Key’s primary source of funding. During the first quarter of 2009, these deposits averaged $64.125 billion, and represented 71% of the funds Key used to support loans and other earning assets, compared to $60.433 billion and 67% during the same quarter in 2008. The composition of Key’s deposits is shown in Figure 8, which spans pages 59 and 60.
The increase in average domestic deposits compared to the first quarter of 2008 was due primarily to growth in certificates of deposit of $100,000 or more, other time deposits and noninterest-bearing deposits, offset in part by a decline in Negotiable Order of Withdrawal (“NOW”) and money market deposit accounts. The change in the composition of domestic deposits was attributable to two primary factors:
♦	Competition for deposits in the markets in which Key operates remains strong, and consumer preferences shifted to higher-yielding certificates of deposit from NOW and money market deposit accounts as a result of the declining interest rate environment.

♦	Key’s corporate clients focused on reducing their transaction service charges by maintaining higher balances in their noninterest-bearing deposit accounts. The higher balances in these accounts also reflects new FDIC rules that temporarily provide for full insurance coverage for qualifying noninterest-bearing deposit accounts in excess of the current standard maximum deposit insurance amount of $250,000. More specific information regarding this extended insurance coverage is included in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 78.
Purchased funds, consisting of deposits in Key’s foreign office and short-term borrowings, averaged $7.209 billion during the first quarter of 2009, compared to $14.650 billion during the year-ago quarter. The reduction from the first quarter of 2008 is attributable to a $4.594 billion decrease in foreign office deposits, and a $2.318 billion decline in federal funds purchased and securities sold under agreements to repurchase. During the first quarter of 2008, Key used purchased funds more heavily to accommodate borrowers’ increased reliance on commercial lines of credit in the volatile capital markets environment in which the availability of long-term funding had been restricted. The first quarter of 2009 saw improved liquidity for borrowers in the commercial paper market and a reduction in the demand for commercial lines of credit.

Substantially all of KeyBank’s domestic deposits are insured up to applicable limits by the FDIC. Accordingly, KeyBank is subject to deposit insurance premium assessments by the FDIC. Under current law, the FDIC is required to maintain the Deposit Insurance Fund (“DIF”) reserve ratio within the range of 1.15% to 1.50% of estimated insured deposits. Current law also requires the FDIC to implement a restoration plan when it determines that the DIF reserve ratio has fallen, or will fall within six months, below 1.15% of estimated insured deposits. As of December 31, 2008, the DIF reserve ratio was .40%. Consequently, the FDIC has established a restoration plan under which all depository institutions, regardless of risk, will pay a $.07 additional annualized deposit insurance assessment on June 30, 2009, for each $100 of assessable domestic deposits as of March 31, 2009. Under an interim rule effective April 1, 2009, the FDIC also imposed on all insured depository institutions an emergency special assessment of $.20 for each $100 of assessable domestic deposits on June 30, 2009, to be collected on September 30, 2009. For every $.01 increase in the FDIC assessment rate, Key’s FDIC assessment would rise by approximately $6.5 million. The interim rule would also allow the FDIC to impose additional emergency special assessments of up to $.10 for each $100 of assessable domestic deposits after June 30, 2009, if they estimate the DIF reserve ratio to fall to a level that the FDIC believes would adversely affect public confidence, or which is close to zero or negative at the end of a quarter.
Additionally, effective April 1, 2009, under a revised risk-based assessment system, which is being implemented as part of the FDIC’s restoration plan, annualized deposit insurance assessments for all insured depository institutions will range from $.07 to $.775 for each $100 of assessable domestic deposits as of June 30, 2009, and quarterly thereafter, based on the institution’s risk category. In addition to these assessments, an annualized fee of 10 basis points has been assessed on qualifying noninterest-bearing transaction account balances in excess of $250,000 in conjunction with the Transaction Account Guarantee part of the FDIC’s TLGP discussed in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 78. As a result, Key’s FDIC deposit insurance assessment increased by $28 million during the first quarter of 2009 compared to the same period one year ago.
Capital
Shareholders’ equity
Total Key shareholders’ equity at March 31, 2009, was $9.968 billion, down $512 million from December 31, 2008.
During the first quarter of 2009, Key made a $32 million dividend payment to the U.S. Treasury. This is the first of such quarterly payments that Key will be making to the government after having raised $2.5 billion of additional capital during the fourth quarter of 2008 as a participant in the U.S. Treasury’s CPP. This program was designed to provide capital to healthy financial institutions to help restore stability to the financial sector and to increase the availability of credit to individuals and businesses.
In April 2009, the Board of Directors declared a cash dividend of $1.9375 per share of KeyCorp’s noncumulative perpetual convertible preferred stock, Series A (“Series A Preferred Stock”). The dividend is payable June 15, 2009, to shareholders of record on May 29, 2009.
Further, to maintain a strong capital base, in April 2009, Key’s Board of Directors expressed its intention to reduce KeyCorp’s quarterly dividend on common shares to $.01 per share ($.04 annualized) from $.0625 per share ($.25 annualized), commencing in the second quarter of 2009, an action that will retain approximately $100 million of capital on an annual basis.
Other factors contributing to the change in Key’s shareholders’ equity during the first three months of 2009 are shown in the Consolidated Statements of Changes in Equity presented on page 5.

Common shares outstanding
KeyCorp’s common shares are traded on the New York Stock Exchange under the symbol KEY. At March 31, 2009:
♦	Book value per common share was $13.82, based on 498.6 million shares outstanding, compared to $14.97, based on 495.0 million shares outstanding at December 31, 2008, and $21.48, based on 400.1 million shares outstanding at March 31, 2008.

♦	Tangible book value per common share was $11.76, compared to $12.41 at December 31, 2008, and $17.07 at March 31, 2008.
Figure 24 shows activities that caused the change in Key’s outstanding common shares over the past five quarters.
Figure 24. Changes in Common Shares Outstanding

	2009	2008
in thousands	First	Fourth	Third	Second	First

Shares outstanding at beginning of period	495,002	494,765	485,662	400,071	388,793
Common shares issued	—	—	7,066	85,106	—
Shares reissued to acquire U.S.B. Holding Co., Inc.	—	—	—	—	9,895
Shares reissued under employee benefit plans	3,571	237	2,037	485	1,383

Shares outstanding at end of period	498,573	495,002	494,765	485,662	400,071

Key repurchases its common shares periodically in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The program does not have an expiration date, and Key has outstanding Board authority to repurchase 14.0 million shares. Key did not repurchase any common shares during the first quarter of 2009. Further, in accordance with the terms of KeyCorp’s participation in the CPP, until the earlier of three years after the issuance or such time as the U.S. Treasury no longer holds any fixed-rate cumulative perpetual preferred stock, Series B, issued by KeyCorp under that program, Key will not be able to repurchase any of its common shares without the approval of the U.S. Treasury, subject to certain limited exceptions (e.g., for purchases in connection with benefit plans). Additional information regarding KeyCorp’s participation in the CPP is included under the heading “The Tarp Capital Purchase Program” on page 78.
At March 31, 2009, Key had 85.5 million treasury shares. Management expects to reissue those shares as needed in connection with stock-based compensation awards and for other corporate purposes.
On April 2, 2009, KeyCorp entered into an agreement with certain institutional shareholders to exchange 400,000 shares of KeyCorp’s Series A Preferred Stock for 3,699,600 KeyCorp common shares, or approximately .74% of the issued and outstanding KeyCorp common shares, on April 7, 2009. KeyCorp issued treasury shares to complete the exchange transactions, which increased KeyCorp’s tangible common equity by $38.8 million and added approximately 4 basis points to the tangible common equity ratio.
The exchange transactions are economically beneficial to KeyCorp because they replace higher cost Series A Preferred Stock dividends with lower cost common share dividends, improve KeyCorp’s tangible common equity and enhance KeyCorp’s long-term cash position. The exchange transactions are expected to be accretive to tangible book value per common share as, over time, the elimination of the charges to retained earnings for the Series A Preferred Stock dividends more than offsets the dividends attributable to common shares issued in the exchange transactions.

Capital availability and management
As a result of recent market disruptions, the availability of capital (principally to financial services companies) has become severely restricted. While some companies, such as Key, have been successful in raising additional capital, the cost of that capital has been substantially higher than the prevailing market rates prior to the volatility. Management cannot predict when or if the markets will return to more favorable conditions.
Key’s senior management formed a Capital Allocation Committee in 2008, which consists of senior finance, risk management and business executives. This committee determines how capital is to be strategically allocated among Key’s businesses to maximize returns and strengthen core relationship businesses. The committee will continue to emphasize Key’s relationship strategy and provide capital to the areas that consistently demonstrate the ability to grow and show positive returns above the cost of capital throughout the remainder of 2009.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. Key’s ratio of total shareholders’ equity to total assets was 10.19% at March 31, 2009, compared to 10.03% at December 31, 2008, and 8.47% at March 31, 2008. Key’s ratio of tangible common equity to tangible assets was 6.06% at March 31, 2009, compared to 5.95% at December 31, 2008, and 6.85% at March 31, 2008.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. See Note 14 (“Shareholders Equity”), which begins on page 102 of Key’s 2008 Annual Report to Shareholders, for an explanation of the implications of failing to meet these specific capital requirements.
Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of March 31, 2009, Key’s Tier 1 capital ratio was 11.22%, and its total capital ratio was 15.18%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as KeyCorp has — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of March 31, 2009, Key had a leverage ratio of 11.19%.
Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KeyBank, qualified as “well capitalized” at March 31, 2009, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would qualify as “well capitalized” at March 31, 2009. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or KeyBank.

Figure 25 presents the details of Key’s regulatory capital position at March 31, 2009, December 31, 2008, and March 31, 2008.
Figure 25. Capital Components and Risk-Weighted Assets

	March 31,	December 31,	March 31,
dollars in millions	2009	2008	2008

TIER 1 CAPITAL
Key shareholders’ equity (a)	$9,857	$10,404	$8,278
Qualifying capital securities	2,582	2,582	2,759
Less: Goodwill	916	1,138	1,599
Other assets (b)	184	203	238

Total Tier 1 capital	11,339	11,645	9,200

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	1,288	1,352	1,351
Qualifying long-term debt	2,719	2,819	3,074

Total Tier 2 capital	4,007	4,171	4,425

Total risk-based capital	$15,346	$15,816	$13,625

TIER 1 COMMON EQUITY
Tier 1 capital	$11,339	$11,645	$9,200
Less: Qualifying capital securities	2,582	2,582	2,759
Series B Preferred Stock	2,418	2,414	—
Series A Preferred Stock	658	658	—

Total Tier 1 common equity	$5,681	$5,991	$6,441

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$81,340	$84,922	$85,917
Risk-weighted off-balance sheet exposure	21,015	22,979	25,745
Less: Goodwill	916	1,138	1,599
Other assets (b)	1,328	1,162	1,008
Plus: Market risk-equivalent assets	1,918	1,589	1,382

Gross risk-weighted assets	102,029	107,190	110,437
Less: Excess allowance for loan losses (c)	952	505	—

Net risk-weighted assets	$101,077	$106,685	$110,437

AVERAGE QUARTERLY TOTAL ASSETS	$103,570	$107,639	$103,202

CAPITAL RATIOS
Tier 1 risk-based capital	11.22%	10.92%	8.33%
Total risk-based capital	15.18	14.82	12.34
Leverage (d)	11.19	11.05	9.15
Tier 1 common equity	5.62	5.62	5.83

(a)	Key shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the adoption or subsequent application of the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of nonfinancial equity investments.

(c)	The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the nonqualifying intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to accumulated other comprehensive income resulting from the adoption and application of SFAS No. 158.
Emergency Economic Stabilization Act of 2008
On October 3, 2008, former President Bush signed into law the EESA. The TARP provisions of the EESA provide broad authority to the Secretary of the U.S. Treasury to restore liquidity and stability to the United States financial system, including the authority to purchase up to $700.0 billion of “troubled assets”— mortgages, mortgage-backed securities and certain other financial instruments.

While the key feature of TARP provides the Treasury Secretary the authority to purchase and guarantee types of troubled assets, other programs have emerged out of the authority and resources authorized by the EESA, as follows.
The TARP Capital Purchase Program. Under the CPP, in November 2008, KeyCorp issued $2.414 billion of cumulative preferred stock, which was purchased by the U.S. Treasury, and granted a warrant to purchase 35.2 million common shares to the U.S. Treasury at a fair value of $87 million. Terms and conditions of the program are available at the U.S. Treasury website (www.ustreas.gov/initiatives/eesa). As of April 17, 2009, the U.S. Treasury had invested $198.888 billion in financial institutions under the CPP. Currently, bank holding companies that issue preferred stock to the U.S. Treasury under the CPP are permitted to include such capital instruments in Tier 1 capital for purposes of the Federal Reserve Board’s risk-based and leverage capital rules, and guidelines for bank holding companies.
FDIC’s standard maximum deposit insurance coverage limit increase. The EESA provides for a temporary increase in the FDIC standard maximum deposit insurance coverage limit for all deposit accounts from $100,000 to $250,000. This temporary increase expires on December 31, 2009. The EESA does not permit the FDIC to take this temporary increase in limits into account when setting deposit insurance premium assessments.
Temporary Liquidity Guarantee Program
On October 14, 2008, the FDIC announced its TLGP to strengthen confidence and encourage liquidity in the banking system. Under the FDIC’s Final Rule, 12 C.F.R. 370, as amended, the TLGP has two components: (1) a “Transaction Account Guarantee” for funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000, and (2) a “Debt Guarantee” for qualifying newly issued senior unsecured debt of insured depository institutions, their holding companies and certain other affiliates of insured depository institutions designated by the FDIC for debt issued until October 31, 2009.
The Transaction Account Guarantee is effective until January 1, 2010, for institutions that do not opt out. KeyBank has opted in to the Transaction Account Guarantee, but KeyCorp is not eligible to participate because it is not an insured depository institution.
Under the Debt Guarantee, debt issued prior to April 1, 2009, is guaranteed until the earlier of maturity or June 30, 2012. Pursuant to an Interim Rule effective March 23, 2009, all insured depository institutions and other participating entities that have issued guaranteed debt before April 1, 2009, may issue FDIC-guaranteed debt during the extended issuance period that ends on October 31, 2009. The guarantee on such debt will expire no later than December 31, 2012. On March 10, 2009, KeyCorp issued $438 million of floating-rate senior notes due April 16, 2012, under the Debt Guarantee. This brings the total amount of debt issued by Key under the TLGP to $1.938 billion.
For further information on the Temporary Liquidity Guarantee Program, see the section entitled “Capital,” which begins on page 48 of Key’s 2008 Annual Report to Shareholders.

Financial Stability Plan
On February 10, 2009, the U.S. Treasury announced its Financial Stability Plan to alleviate uncertainty, restore confidence, and address liquidity and capital constraints. The primary components of the Financial Stability Plan are the Capital Assistance Program (“CAP”), including the Supervisory Capital Assessment Program (“SCAP”), the TALF, the PPIP, the Affordable Housing and Foreclosure Mitigation Efforts Initiative, and the Small Business and Community Lending Initiative designed to increase lending to small businesses. Additional information regarding certain primary aspects of the TALF and PPIP is included in the section entitled “Financial Stability Plan” on page 46. More specific information regarding the CAP, including the SCAP, is presented below.
Capital Assistance Program. As part of the U.S. government’s Financial Stability Plan, on February 25, 2009, the U.S. Treasury announced preliminary details of its CAP, which is designed to: (1) restore confidence throughout the financial system by ensuring that the largest U.S. banking institutions have sufficient capital to absorb higher than anticipated potential future losses that could occur as a result of a more severe economic environment; and (2) support lending to creditworthy borrowers.
The CAP is comprised of two components: (1) a supervisory exercise that involves a forward-looking capital assessment – the SCAP – to evaluate the capital needs of major U.S. financial institutions, including KeyCorp, under a set of assumptions positing a more challenging economic environment, and (2) access for qualifying financial institutions to capital from the U.S. government to provide this buffer to the extent sufficient private (i.e., nongovernmental) sources of capital cannot be found, should such assessment indicate that an additional capital buffer is warranted. For eligible U.S. financial institutions with assets in excess of $100 billion, participation in the SCAP was mandatory, whether or not they intend to access the government capital available under the CAP.
To implement the CAP, the Federal Reserve, the Federal Reserve Banks, the FDIC, and the Office of the Comptroller of the Currency commenced a review of the capital of the nineteen largest U.S. banking institutions. This review, referred to as the SCAP, involved a forward-looking capital assessment, or “stress test,” of all domestic bank holding companies with risk-weighted assets of more than $100 billion, including KeyCorp, at December 31, 2008. The SCAP was intended to estimate 2009 and 2010 credit losses, revenues and reserve needs for each of these bank holding companies under a macroeconomic scenario that reflects a consensus expectation for the depth and duration of the recession, and a “more adverse than expected” scenario that reflects the possibility of a longer, more severe recession than the so-called “consensus expectation.” Based on the results of the SCAP review, regulators made a determination as to the extent to which a bank holding company would need to augment its capital, by raising additional capital, effecting a change in the composition of its capital, or both. The purpose of the SCAP was to ensure that the institutions reviewed have sufficient capital to absorb higher than anticipated potential future losses and remain sufficiently capitalized over the next two years to facilitate lending to creditworthy borrowers should the “more adverse than expected” macroeconomic scenario become a reality. Additional information related to the SCAP is available on the Federal Reserve Board website, www.federalreserve.gov.
As announced on May 7, 2009, under the SCAP, KeyCorp’s regulators determined that it needs to raise $1.8 billion in additional Tier 1 common equity or contingent common equity (i.e., mandatorily convertible preferred shares). KeyCorp has been instructed by the Federal Reserve Bank of Cleveland that it must submit a capital plan to the Federal Reserve by June 8, 2009, for its review. This plan is then subject to the Federal Reserve’s approval, in consultation with the FDIC. The capital plan has a number of components, but it primarily requires that KeyCorp develop an action plan for raising the required $1.8 billion of additional Tier 1 common equity from private sources in order to maintain a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 common equity ratio of at least 4%, in each case under the SCAP’s “more adverse than expected” macroeconomic scenario.
KeyCorp will submit a capital plan to the Federal Reserve and has agreed to raise the required capital. KeyCorp will have until November 9, 2009, to either: (1) raise this additional capital through public or private capital transactions, including issuances and/or sales of its common shares, exchanges of its Series A Preferred Stock and/or trust preferred securities issued by certain of its affiliates for its common shares, asset sales, and/or other transactions, or (2) if these actions fail to raise the necessary capital, KeyCorp would then convert a portion of its Series B Preferred Stock previously issued to the U.S. Treasury under the CPP to mandatorily convertible preferred shares under the CAP.
The capital plan that is to be submitted must also outline the steps KeyCorp will take to address weaknesses, where appropriate, in its assessment of its capital needs and to engage in more effective capital planning, and reduce KeyCorp’s reliance on capital attained through U.S. government investments in KeyCorp (i.e., CPP). With respect to the need to meet the requisite capital standards set forth as part of the SCAP assessment, the banking regulators have stated that the capital plan must include specific steps for improving the amount and quality of capital using all available means, including:
♦	issuing new private capital instruments;

♦	restructuring current capital instruments;

♦	selling business lines, legal entities, assets or minority interests through private transactions and to the government’s PPIP;

♦	using joint ventures, spin-offs, or other capital enhancing transactions; and

♦	conserving internal capital generation, including continued restrictions on dividends and stock repurchases and dividend deferrals, waivers and suspensions on preferred securities, including trust preferred securities, with the expectation that capital plans should not rely on near-term potential increases in revenues to meet the required level of capital.

Risk Management
Overview
Like other financial services companies, Key engages in business activities with inherent risks. The ability to properly and effectively identify, measure, monitor and report such risks is essential to maintaining safety and soundness and maximizing profitability. Management believes that the most significant risks facing Key are market risk, liquidity risk, credit risk and operational risk, and that these risks must be managed across the entire enterprise. Key continues to enhance its Enterprise Risk Management practices and program, and uses a risk-adjusted capital framework to manage these risks. This framework is approved and managed by the Risk Capital Committee, which consists of senior finance, risk management and business executives. Each type of risk is defined and discussed in greater detail in the remainder of this section.
Key’s Board of Directors has established and follows a corporate governance program that serves as the foundation for managing and mitigating risk. In accordance with this program, the Board focuses on the interests of shareholders, encourages strong internal controls, demands management accountability, mandates that employees adhere to Key’s code of ethics and administers an annual self-assessment process. The Audit and Risk Management committees help the Board meet these risk oversight responsibilities. The responsibilities of these two committees are summarized on page 54 of Key’s 2008 Annual Report to Shareholders.
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
Interest rate risk positions can be influenced by a number of factors other than changes in market interest rates, including economic conditions, the competitive environment within Key’s markets, consumer preferences for specific loan and deposit products, and the level of interest rate exposure arising from basis risk, gap risk, yield curve risk and option risk. Each of these types of risk is defined in the discussion of market risk management, which begins on page 54 of Key’s 2008 Annual Report to Shareholders.
Net interest income simulation analysis. The primary tool management uses to measure Key’s interest rate risk is simulation analysis. For purposes of this analysis, management estimates Key’s net interest income based on the composition of its on- and off-balance sheet positions and the current interest rate environment. The simulation assumes that changes in Key’s on- and off-balance sheet positions will reflect recent product trends, goals established by the Capital Allocation Committee and consensus economic forecasts.

Typically, the amount of net interest income at risk is measured by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion. In light of the low interest rate environment, management modified the standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 25 basis points over two months with no change over the following ten months. After calculating the amount of net interest income at risk, management compares that amount with the base case of an unchanged interest rate environment. The analysis also considers sensitivity to changes in a number of other variables, including other market interest rates and deposit mix. In addition, management assesses the potential effect of different shapes in the yield curve, including a sustained flat yield curve and an inverted slope yield curve. (The yield curve depicts the relationship between the yield on a particular type of security and its term to maturity.) Management also performs stress tests to measure the effect on net interest income of an immediate change in market interest rates, as well as changes in assumptions related to the pricing of deposits without contractual maturities, prepayments on loans and securities, and loan and deposit growth.
Simulation analysis produces only a sophisticated estimate of interest rate exposure based on assumptions and judgments related to balance sheet growth, customer behavior, new products, new business volume, product pricing, the behavior of market interest rates and anticipated hedging activities. Management tailors the assumptions to the specific interest rate environment and yield curve shape being modeled, and validates those assumptions on a regular basis. Key’s simulations are performed with the assumption that interest rate risk positions will be actively managed through the use of on- and off-balance sheet financial instruments to achieve the desired risk profile. Actual results may differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, actual hedging strategies employed, changes in balance sheet composition, and repercussions from unanticipated or unknown events.
Figure 26 presents the results of the simulation analysis at March 31, 2009 and 2008. At March 31, 2009, Key’s simulated exposure to a change in short-term rates was asset-sensitive. ALCO policy guidelines for risk management call for corrective measures if simulation modeling demonstrates that a gradual increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. As shown in Figure 26, Key is operating within these guidelines.
Figure 26. Simulated Change in Net Interest Income

March 31, 2009

Basis point change assumption (short-term rates)	-25	+200
ALCO policy guidelines	-2.00%	-2.00%

Interest rate risk assessment	-1.11%	+2.55%

March 31, 2008

Basis point change assumption (short-term rates)	-200	+200
ALCO policy guidelines	-2.00%	-2.00%

Interest rate risk assessment	+2.19%	-1.10%

From January 2008 through December 2008, the Federal Reserve reduced the federal funds target rate from 4.25% to near zero, where it remained during the first quarter of 2009. During the second half of 2008, Key’s exposure to rising interest rates shifted to asset-sensitive from modestly liability-sensitive as Key raised new capital and client preferences resulted in significant growth in fixed-rate certificates of deposit. Key’s current interest rate risk position could fluctuate to higher or lower levels of risk depending on the actual volume, mix and maturity of loan and deposit flows, and the execution of hedges. Additional hedging activities are proactively evaluated based on management’s decisions to adjust the interest rate risk profile as changes occur to the configuration of the balance sheet and the outlook for the economy.
Management also conducts simulations that measure the effect of changes in market interest rates in the second year of a two-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, management simulates changes to the economic value of equity as discussed in the following section.

Economic value of equity modeling. Economic value of equity (“EVE”) complements net interest income simulation analysis since it estimates risk exposure beyond twelve- and twenty-four month horizons. EVE measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to changes in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets and liabilities. Under the current level of market interest rates, the calculation of EVE under an immediate 200 basis point decrease in interest rates results in certain interest rates declining to zero percent, and a less than 200 basis point decrease in certain yield curve term points. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as management’s expectations. Management takes corrective measures if this analysis indicates that Key’s EVE will decrease by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. Key is operating within these guidelines.
Management of interest rate exposure. Management uses the results of its various interest rate risk analyses to formulate strategies to achieve the desired risk profile within the parameters of Key’s capital and liquidity guidelines. Specifically, management actively manages interest rate risk positions by purchasing securities, issuing term debt with floating or fixed interest rates, and using derivatives — predominantly in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities.
Figure 27 shows all swap positions which Key holds for asset/liability management (“A/LM”) purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as management changes the balance sheet positions to be hedged, and with changes to broader A/LM objectives. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 15 (“Derivatives and Hedging Activities”), which begins on page 30.
Figure 27. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2009					March 31, 2008
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable — conventional A/LM (a)	$15,193	$62	1.3	1.2%	.6%	$12,513	$328
Receive fixed/pay variable — conventional debt	5,881	764	18.9	5.4	1.5	5,489	406
Receive fixed/pay variable — forward starting	425	—	1.6	1.0	.5	2,100	96
Pay fixed/receive variable — conventional debt	780	(12)	4.4	1.1	3.7	1,047	(31)
Foreign currency — conventional debt	2,309	(391)	2.0	2.1	1.4	2,660	162

Total portfolio swaps (b)	$24,588	$423	5.7	2.3%	1.0%	$23,809	$961

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	During the first quarter of 2009, Key terminated $11.353 billion of swaps with a weighted-average receive rate of 3.9% and replaced them with new lower-rate derivative contracts. The terminated swaps had been designated as cash flow hedges, and, upon termination, net gains of $305 million remained in “accumulated other comprehensive income.” These net gains will be reclassified to earnings over the remaining terms of the original swaps. The replacement contracts, which have a weighted-average receive rate of 1.2%, reflect current market rates. Maturities of the replacement contracts were identical to those of the terminated swaps.
Trading portfolio risk management
Key’s trading portfolio is described in Note 15. Management uses a value at risk (“VAR”) simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of Key’s trading portfolio. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter.

Key manages exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Risk Capital Committee. At March 31, 2009, the aggregate one-day trading limit set by the committee was $6.9 million. Key is operating within these constraints. During the first three months of 2009, Key’s aggregate daily average, minimum and maximum VAR amounts were $3.0 million, $2.6 million and $3.6 million, respectively. During the same period one year ago, Key’s aggregate daily average, minimum and maximum VAR amounts were $2.8 million, $1.7 million and $3.8 million, respectively.
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
Under ordinary circumstances, management monitors Key’s funding sources and measures its capacity to obtain funds in a variety of situations in an effort to maintain an appropriate mix of available and affordable funding. Management has established guidelines or target ranges for various types of wholesale borrowings, such as money market funding and term debt, at various maturities. In addition, management assesses whether Key will need to rely on wholesale borrowings in the future and develops strategies to address those needs.
From time to time, KeyCorp or its principal subsidiary, KeyBank, may seek to retire, repurchase or exchange outstanding debt of KeyCorp or KeyBank, and trust preferred securities or preferred stock of KeyCorp through cash purchase, privately negotiated transactions or otherwise. Such transactions, if any, depend on prevailing market conditions, Key’s liquidity and capital requirements, contractual restrictions and other factors. The amounts involved may be material.
Key uses several tools as described on page 57 of Key’s 2008 Annual Report to Shareholders to actively manage and maintain liquidity on an ongoing basis.
Key generates cash flows from operations, and from investing and financing activities. During the first quarter of 2009, paydowns on loans and maturities of short-term investments provided the primary sources of cash from investing activities. Sales, prepayments and maturities of the securities available-for-sale portfolio were the greatest sources of cash from investing activities during the first quarter of 2008. Since December 31, 2007, purchases of new securities and lending required the greatest use of cash.
Key relies on financing activities, such as increasing short-term or long-term borrowings, to provide the cash flow needed to support operating and investing activities if that need is not satisfied by deposit growth. Conversely, excess cash generated by operating, investing and deposit-gathering activities may be used to repay outstanding debt. During the first quarter of 2009, Key used the proceeds from the loan paydowns and maturities of short-term investments, along with deposit growth and long-term debt issuances, to fund the paydown of short-term borrowings. Key used long-term debt to pay down short-term borrowings and partially fund the growth in portfolio loans during the first quarter of 2008.

The Consolidated Statements of Cash Flows on page 6 summarize Key’s sources and uses of cash by type of activity for the three-month periods ended March 31, 2009 and 2008.
Key’s liquidity could be adversely affected by both direct and indirect circumstances. Examples of a direct event would be a downgrade in Key’s public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or in other financial measures, or a significant merger or acquisition. Examples of indirect events unrelated to Key that could have an effect on Key’s access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation, or rumors about Key or the banking industry in general may adversely affect the cost and availability of normal funding sources.
In the normal course of business, in order to better manage liquidity risk, management performs stress tests to determine the effect that a potential downgrade in Key’s credit ratings or other market disruptions could have on liquidity over various time periods. These credit ratings, which are presented in Figure 28 on page 87, have a direct impact on Key’s cost of funds and ability to raise funds under normal, as well as adverse, conditions. The results of the stress tests indicate that, following the occurrence of most potential adverse events, Key could continue to meet its financial obligations and to fund its operations for at least one year without reliance on extraordinary government intervention. The stress test scenarios include testing to determine the periodic effects of major interruptions to Key’s access to funding markets and the adverse effect on Key’s ability to fund its normal operations. To compensate for the effect of these assumed liquidity pressures, management considers alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed. Key actively manages several alternatives for enhancing liquidity, including generating client deposits, securitizing or selling loans, extending the level or maturity of wholesale borrowings, purchasing deposits from other banks, attracting brokered deposits and developing relationships with fixed income investors in a variety of markets. Management also measures Key’s capacity to borrow using various debt instruments and funding markets.
Most credit markets in which Key participates and relies upon as sources of funding have been significantly disrupted and highly volatile since July 2007. Since that time, as a means of maintaining adequate liquidity, Key, like many other financial institutions, has relied more heavily on the liquidity and stability present in the short-term secured credit markets since access to unsecured term debt has been severely restricted. For example, regional banking institutions’ access to unsecured term debt has been limited to the issuance of FDIC-guaranteed senior unsecured debt through the TLGP. By contrast, short-term secured funding has been available and cost effective. If prolonged market disruption were to reduce the cost effectiveness and availability of these sources of funds for an extended period of time, management may need to secure funding alternatives.
Key maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of wholesale funding (such as federal funds purchased, securities sold under repurchase agreements, and Eurodollars), and also has secured borrowing facilities established at the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland to facilitate short-term liquidity requirements. As of April 1, 2009, Key’s unused secured borrowing capacity was $18.838 billion at the Federal Reserve and $4.501 billion at the Federal Home Loan Bank.
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
The parent company has typically met its liquidity requirements principally through receiving regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first three months of 2009, KeyBank did not pay any dividends to the parent, and nonbank subsidiaries paid the parent a total of $.8 million in dividends. As of the close of business on March 31, 2009, KeyBank would not have been permitted to pay dividends to the parent without prior regulatory approval. During the first quarter of 2009, the parent did not make any capital infusions to KeyBank.
The parent company generally maintains excess funds in interest-bearing deposits in an amount sufficient to meet projected debt maturities over the next twelve months. At March 31, 2009, the parent company held $5.068 billion in short-term investments, which management projected to be sufficient to meet all of Key’s debt repayment obligations.
During the first quarter of 2009, KeyCorp issued $438 million of FDIC-guaranteed floating-rate senior notes under the TLGP, which are due April 16, 2012. More specific information regarding this program and Key’s participation is included in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 78.
Additional sources of liquidity
Management has several programs, as described below, that enable the parent company and KeyBank to raise funding in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.
Bank note program. KeyBank’s note program provides for the issuance of up to $20.0 billion of notes. These notes may have original maturities from thirty days up to thirty years. During the first three months of 2009, KeyBank did not issue any notes under this program. At March 31, 2009, $16.545 billion was available for future issuance.
Euro medium-term note program. Under Key’s Euro medium-term note program, KeyCorp and KeyBank may, subject to the completion of certain filings, issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KeyBank and $1.0 billion by KeyCorp). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars or foreign currencies. Key did not issue any notes under this program during the first three months of 2009. At March 31, 2009, $7.350 billion was available for future issuance.
KeyCorp shelf registration, including medium-term note program. In June 2008, KeyCorp filed an updated shelf registration statement with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. During the same month, KeyCorp filed an updated prospectus supplement, renewing a medium-term note program that permits KeyCorp to issue notes with original maturities of nine months or more. KeyCorp issued $438 million of medium-term notes during the first three months of 2009, all of which were FDIC-guaranteed under the TLGP. The KeyCorp Board has also authorized the sale of up to $500 million of common shares pursuant to an equity shelf program allowing for issuances of common shares in small tranches from time to time as market opportunities avail. At March 31, 2009, KeyCorp had authorized and available for issuance up to $1.322 billion of additional debt securities under the medium-term note program, $500 million of common shares under the equity shelf program, and up to $1.260 billion of preferred stock or capital securities under a pre-existing registration statement.
Commercial paper. KeyCorp has a commercial paper program that provides funding availability of up to $500 million. At March 31, 2009, there were no borrowings outstanding under this program.
Key’s credit ratings at May 1, 2009, are shown in Figure 28. Management believes that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to effect future offerings of securities that would be marketable to investors. Current conditions in the capital markets are not normal, and for regional banking institutions such as Key, access to the capital markets for unsecured term debt continues to be severely restricted, with investors requiring historically wide spreads over “benchmark” U.S. Treasury obligations and LIBOR indices.
The credit ratings presented in Figure 28 reflect downgrades of certain KeyCorp, KeyBank and Key Nova Scotia Funding Company (“KNSF”) ratings by both Moody’s Investors Service (“Moody’s”) and DBRS that occurred subsequent to March 31, 2009. The specific ratings that were downgraded are also summarized below, showing both the rating before and after the downgrade. Despite the changes, all of Key’s credit ratings remain investment-grade, with the exception of the KeyCorp capital securities and Series A Preferred Stock.
Figure 28. Credit Ratings

			Senior	Subordinated		Series A
	TLGP	Short-Term	Long-Term	Long-Term	Capital	Preferred
May 1, 2009	Debt	Borrowings	Debt	Debt	Securities	Stock

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	AAA	A-2	A-	BBB+	BB+	BB+
Moody’s	Aaa	P-2	Baa1	Baa2	Baa2	Baa3
Fitch	AAA	F1	A	A-	A-	A-
DBRS	AAA	R-1 (low)	A (low)	BBB (high)	BBB (high)	BB (high)

KEYBANK

Standard & Poor’s	AAA	A-1	A	A-	N/A	N/A
Moody’s	Aaa	P-1	A2	A3	N/A	N/A
Fitch	AAA	F1	A	A-	N/A	N/A
DBRS	AAA	R-1 (low)	A	A (low)	N/A	N/A

KNSF (a)

DBRS (b)	N/A	R-1 (low)	A	N/A	N/A	N/A

RECENT DOWNGRADES IN KEY’S CREDIT RATINGS

	Moody’s Credit Ratings		DBRS Credit Ratings
	March 31,	May 1,	March 31,	May 1,
	2009	2009	2009	2009

KEYCORP (THE PARENT COMPANY)

Short-term borrowings	P-1	P-2	(*)	(*)
Senior long-term debt	A2	Baa1	A	A (low)
Subordinated long-term debt	A3	Baa2	A (low)	BBB (high)
Capital securities	A3	Baa2	A (low)	BBB (high)
Series A Preferred Stock	Baa1	Baa3	BBB (high)	BB (high)

KEYBANK

Short-term borrowings	(*)	(*)	R-1 (medium)	R-1 (low)
Senior long-term debt	A1	A2	A (high)	A
Subordinated long-term debt	A2	A3	A	A (low)

KNSF (a)

Short-term borrowings	N/A	N/A	R-1 (medium)	R-1 (low)
Senior long-term debt	N/A	N/A	A (high)	A

(a)	On March 1, 2009, KNSF merged with Key Canada Funding Ltd., an affiliated company, to form Key Nova Scotia Funding Ltd. (“KNSF Amalco”) under the laws of Nova Scotia, Canada. The KNSF commercial paper program is no longer active or utilized as a source of funding. KNSF Amalco is subject to the obligations of KNSF under the terms of the indenture for KNSF’s medium-term note program.

(b)	Reflects the guarantee by KeyBank of KNSF’s issuance of medium-term notes.

(*)	Credit rating not downgraded.
N/A = Not Applicable

Additionally, Standard & Poor’s has placed a number of regional banking institutions, including KeyCorp and KeyBank, on CreditWatch Negative and is in the process of reviewing its ratings for such institutions.
Temporary Liquidity Guarantee Program
On October 14, 2008, the FDIC announced its TLGP to strengthen confidence and encourage liquidity in the banking system. Under the FDIC’s Final Rule, 12 C.F.R. 370, as amended, the TLGP has two components: (1) a “Transaction Account Guarantee” for funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000, and (2) a “Debt Guarantee” for qualifying newly issued senior unsecured debt of insured depository institutions, their holding companies and certain other affiliates of insured depository institutions designated by the FDIC for debt issued until October 31, 2009. Debt issued prior to April 1, 2009, is guaranteed until the earlier of maturity or June 30, 2012. Pursuant to an Interim Rule effective March 23, 2009, all insured depository institutions and other participating entities that have issued guaranteed debt before April 1, 2009, may issue FDIC-guaranteed debt during the extended issuance period that ends on October 31, 2009. The guarantee on such debt will expire no later than December 31, 2012.
More specific information regarding this program and Key’s participation is included in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 78.
Financial Stability Plan
On February 10, 2009, the U.S. Treasury announced its Financial Stability Plan to alleviate uncertainty, restore confidence, and address liquidity and capital constraints. The key components of the Financial Stability Plan are the CAP, the TALF, the PPIP, the Affordable Housing and Foreclosure Mitigation Efforts Initiative, and the Small Business and Community Lending Initiative designed to increase lending to small businesses. Additional information regarding certain key aspects of the TALF and PPIP is included in the section entitled “Financial Stability Plan” on page 46. Information regarding the CAP is included in the “Capital” section under the heading “Financial Stability Plan” on page 79.
Credit risk management
Credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial service institutions, Key makes loans, extends credit, purchases securities and enters into financial derivative contracts, all of which have inherent credit risk.
Credit policy, approval and evaluation. Key manages credit risk exposure through a multifaceted program. Independent committees approve both retail and commercial credit policies. These policies are communicated throughout the organization to foster a consistent approach to granting credit. For more information about Key’s credit policies, as well as related approval and evaluation processes, see the section entitled “Credit policy, approval and evaluation” on page 60 of Key’s 2008 Annual Report to Shareholders.
Key actively manages the overall loan portfolio in a manner consistent with asset quality objectives. One process entails the use of credit derivatives — primarily credit default swaps — to mitigate Key’s credit risk. Credit default swaps enable Key to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At March 31, 2009, Key used credit default swaps with a notional amount of $1.250 billion to manage the credit risk associated with specific commercial lending obligations. Key also sells credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At March 31, 2009, the notional amount of credit default swaps sold by Key for the purpose of diversifying Key’s credit exposure was $396 million. Occasionally, Key will provide credit protection to other lenders through the sale of credit default swaps. The transactions with other lenders may generate fee income and can diversify the overall exposure to credit loss.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps did not have a significant effect on Key’s operating results for the first quarter of 2009.
Key also manages the loan portfolio using loan securitizations, portfolio swaps, and bulk purchases and sales. The overarching goal is to continually manage the loan portfolio within a desirable range of asset quality.
Selected asset quality statistics for Key for each of the past five quarters are presented in Figure 29. The factors that drive these statistics are discussed in the remainder of this section.
Figure 29. Selected Asset Quality Statistics

	2009	2008
dollars in millions	First	Fourth	Third	Second	First

Net loan charge-offs	$492	$342	$273	$524	$121
Net loan charge-offs to average loans	2.65%	1.77%	1.43%	2.75%	.67%
Nonperforming loans at period end	$1,738	$1,225	$967	$814	$1,054
Nonperforming loans to period-end portfolio loans	2.36%	1.60%	1.26%	1.07%	1.38%
Nonperforming assets at period end	$1,997	$1,464	$1,239	$1,210	$1,115
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	2.70%	1.91%	1.61%	1.59%	1.46%
Allowance for loan losses	$2,186	$1,803	$1,554	$1,421	$1,298
Allowance for loan losses to period-end loans	2.97%	2.36%	2.03%	1.87%	1.70%
Allowance for loan losses to nonperforming loans	125.78	147.18	160.70	174.57	123.15

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
At March 31, 2009, the levels of watch assets and criticized assets were higher than they were a year earlier. Both watch and criticized levels increased in most of the commercial lines of business. The most significant increase occurred in the Real Estate Capital and Corporate Banking Services line of business, due principally to deteriorating market conditions in various segments of Key’s commercial real estate portfolio.
Allowance for loan losses. The allowance for loan losses at March 31, 2009, was $2.186 billion, or 2.97% of loans, compared to $1.298 billion, or 1.70%, at March 31, 2008. The allowance includes $233 million that was specifically allocated for impaired loans of $1.327 billion at March 31, 2009, compared to $177 million that was allocated for impaired loans of $789 million one year ago. For more information about impaired loans, see Note 9 (“Nonperforming Assets and Past Due Loans”) on page 23. At March 31, 2009, the allowance for loan losses was 125.78% of nonperforming loans, compared to 123.15% at March 31, 2008.
Management estimates the appropriate level of the allowance for loan losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 79 of Key’s 2008 Annual Report to Shareholders. Briefly, management applies historical loss rates to existing loans with similar risk characteristics and exercises judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. If an impaired loan has an outstanding balance greater than $2.5 million, management conducts further analysis to determine the probable loss content, and assigns a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if management remains uncertain about whether the loan will be repaid in full. The allowance for loan losses at March 31, 2009, represents management’s best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 30, Key’s allowance for loan losses increased by $888 million, or 68%, during the past twelve months. This increase was attributable primarily to deteriorating conditions in the commercial real estate portfolio, and in the commercial and financial portfolio within the Real Estate Capital and Corporate Banking Services line of business. Deterioration in the marine lending portfolio (which experienced a higher level of net charge-offs as repossessions continued to rise) and in the education loan portfolio also contributed to the increase. Key has continued to experience deterioration in the credit quality of those education loans that are not guaranteed by the federal government. In 2008, management determined that Key will limit new education loans to those backed by government guarantee, but continue to honor existing loan commitments.
Figure 30. Allocation of the Allowance for Loan Losses

	March 31, 2009			December 31, 2008			March 31, 2008
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$691	31.6%	34.5%	$572	31.7%	35.6%	$402	31.0%	33.7%
Real estate — commercial mortgage	325	14.9	16.4	228	12.6	14.2	211	16.2	13.7
Real estate — construction	441	20.2	8.4	346	19.2	10.1	358	27.6	11.1
Commercial lease financing	176	8.0	11.6	148	8.3	11.8	129	9.9	13.1

Total commercial loans	1,633	74.7	70.9	1,294	71.8	71.7	1,100	84.7	71.6
Real estate — residential mortgage	8	.4	2.4	7	.4	2.5	11	.8	2.6
Home equity
Community Banking	67	3.1	14.0	61	3.4	13.2	40	3.1	12.7
National Banking	71	3.2	1.3	69	3.8	1.4	22	1.7	1.6

Total home equity loans	138	6.3	15.3	130	7.2	14.6	62	4.8	14.3
Consumer other — Community Banking	49	2.2	1.6	51	2.8	1.6	32	2.5	1.6
Consumer other — National Banking:
Marine	176	8.1	4.4	132	7.3	4.4	35	2.7	4.8
Education	170	7.8	5.0	174	9.7	4.8	47	3.6	4.7
Other	12	.5	.4	15	.8	.4	11	.9	.4

Total consumer other — National Banking	358	16.4	9.8	321	17.8	9.6	93	7.2	9.9

Total consumer loans	553	25.3	29.1	509	28.2	28.3	198	15.3	28.4

Total	$2,186	100.0%	100.0%	$1,803	100.0%	100.0%	$1,298	100.0%	100.0%

Key’s provision for loan losses was $875 million for the first quarter of 2009, compared to $187 million for the year-ago quarter. Additionally, the provision for the first quarter of 2009 exceeded net loan charge-offs by $383 million as the company continued to build reserves in a weak economy. The increase in the provision for loan losses reflects a higher level of net loan charge-offs in each of Key’s major loan categories with the most significant growth experienced in the commercial loan portfolio.
As previously reported, Key has undertaken a process to reduce its exposure in the residential properties segment of its construction loan portfolio through the sale of certain loans. In conjunction with these efforts, Key transferred $384 million of commercial real estate loans ($719 million, net of $335 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in June 2008. Key’s ability to sell these loans has been hindered by continued disruption in the financial markets that has precluded the ability of certain potential buyers to obtain the necessary funding. As shown in Figure 31, the balance of this portfolio has been reduced to $70 million at March 31, 2009, primarily as a result of cash proceeds from loan sales, transfers to OREO, and both realized and unrealized losses. Key will continue to pursue the sale or foreclosure of the remaining loans, all of which are on nonperforming status.

Figure 31. Loans Held for Sale — Residential
Properties Segment of Construction Loan Portfolio

	2009	2008
in millions	First	Fourth	Third

Balance at beginning of period	$88	$133	$340
Cash proceeds from loan sales	(1)	(10)	(135)
Loans transferred to OREO	(12)	(14)	(35)
Realized and unrealized losses	(5)	(14)	(31)
Payments	—	(7)	(6)

Balance at end of period	$70	$88	$133

Net loan charge-offs. Net loan charge-offs for the first quarter of 2009 totaled $492 million, or 2.65% of average loans. These results compare to net charge-offs of $121 million, or .67%, for the same period last year. Figure 32 shows the trend in Key’s net loan charge-offs by loan type, while the composition of Key’s loan charge-offs and recoveries by type of loan is presented in Figure 33.
As shown in Figure 32, over the past twelve months, net charge-offs in the commercial loan portfolio rose by $301 million, due primarily to commercial real estate related credits within the Real Estate Capital and Corporate Banking Services line of business. Net charge-offs for this line of business were up $180 million from the first quarter of 2008 and $137 million from the fourth quarter of 2008. As shown in Figure 35 on page 94, Key’s exit loan portfolio accounted for $139 million, or 28%, of Key’s total net loan charge-offs for the first quarter of 2009.
Figure 32. Net Loan Charge-offs

	2009	2008
dollars in millions	First	Fourth	Third	Second		First

Commercial, financial and agricultural	$232	$119	$62	$61		$36
Real estate — commercial mortgage	21	43	20	15		4
Real estate — construction	104	49	79	339	(a)	25
Commercial lease financing	18	21	19	14		9

Total commercial loans	375	232	180	429		74
Home equity — Community Banking	17	14	9	9		8
Home equity — National Banking	15	17	12	10		7
Marine	32	25	16	10		16
Education	32	33	40	54	(b)	2
Other	21	21	16	12		14

Total consumer loans	117	110	93	95		47

Total net loan charge-offs	$492	$342	$273	$524		$121

Net loan charge-offs to average loans	2.65%	1.77%	1.43%	2.75%		.67%

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	On March 31, 2008, Key transferred $3.284 billion of education loans from loans held for sale to the loan portfolio.

Figure 33. Summary of Loan Loss Experience

	Three months ended March 31,
dollars in millions	2009	2008

Average loans outstanding	$75,329	$72,688

Allowance for loan losses at beginning of period	$1,803	$1,200
Loans charged off:
Commercial, financial and agricultural	244	50

Real estate — commercial mortgage	22	4
Real estate — construction	104	25

Total commercial real estate loans (a)	126	29
Commercial lease financing	22	15

Total commercial loans	392	94
Real estate — residential mortgage	3	4
Home equity:
Community Banking	18	9
National Banking	15	7

Total home equity loans	33	16
Consumer other — Community Banking	14	9
Consumer other — National Banking:
Marine	39	19
Education (b)	33	2
Other	6	4

Total consumer other — National Banking	78	25

Total consumer loans	128	54

Total loans charged off	520	148

Recoveries:
Commercial, financial and agricultural	12	14
Real estate — commercial mortgage	1	—
Commercial lease financing	4	6

Total commercial loans	17	20
Home equity — Community Banking	1	1
Consumer other — Community Banking	1	2
Consumer other — National Banking:
Marine	7	3
Education	1	—
Other	1	1

Total consumer other — National Banking	9	4

Total consumer loans	11	7

Total recoveries	28	27

Net loans charged off	(492)	(121)
Provision for loan losses	875	187
Allowance related to loans acquired, net	—	32

Allowance for loan losses at end of period	$2,186	$1,298

Net loan charge-offs to average loans	2.65%	.67%
Allowance for loan losses to period-end loans	2.97	1.70
Allowance for loan losses to nonperforming loans	125.78	123.15

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	On March 31, 2008, Key transferred $3.284 billion of education loans from loans held for sale to the loan portfolio.
Nonperforming assets. Figure 34 shows the composition of Key’s nonperforming assets. These assets totaled $1.997 billion at March 31, 2009, and represented 2.70% of portfolio loans, OREO and other nonperforming assets, compared to $1.464 billion, or 1.91%, at December 31, 2008, and $1.115 billion, or 1.46%, at March 31, 2008.
As shown in Figure 34, the growth in nonperforming assets during the first quarter of 2009 was due primarily to higher levels of nonperforming loans in the commercial and financial, and commercial real estate portfolios. The increase in the commercial and financial portfolio reflects the impact of general weakness in the economic environment and was principally attributable to loans related to commercial real estate, automobile floor-plan lending and the Equipment Finance line of business. The increase in the commercial real estate portfolio was caused in part by the continuation of deteriorating market conditions in both the residential properties and income properties segments of Key’s commercial real estate construction portfolio. As shown in Figure 35, Key’s exit loan portfolio, which includes residential homebuilder loans and residential loans held for sale, accounted for $502 million, or 25%, of Key’s total nonperforming assets at March 31, 2009, compared to $481 million, or 33%, at December 31, 2008.
The decrease in nonperforming loans and the increase in nonperforming assets during the second quarter of 2008 were due primarily to the transfer of commercial real estate construction loans to held-for-sale status.
At March 31, 2009, Key’s 20 largest nonperforming loans totaled $590 million, representing 34% of total loans on nonperforming status. The level of Key’s delinquent loans has risen as a result of deterioration in various segments of Key’s commercial real estate portfolio.
Management anticipates that Key’s nonperforming loans will continue to increase in 2009 and that net loan charge-offs will remain elevated. As a result, the allowance for loan losses may be increased in future periods until credit trends level off.
Figure 34. Summary of Nonperforming Assets and Past Due Loans

	March 31,	December 31,	September 30,	June 30,		March 31,
dollars in millions	2009	2008	2008	2008		2008

Commercial, financial and agricultural	$595	$415	$309	$259		$147

Real estate — commercial mortgage	310	128	119	107		113
Real estate — construction	546	436	334	256		610

Total commercial real estate loans	856	564	453	363	(a)	723
Commercial lease financing	109	81	55	57		38

Total commercial loans	1,560	1,060	817	679		908
Real estate — residential mortgage	39	39	35	32		34
Home equity:
Community Banking	91	76	70	61		60
National Banking	19	15	16	14		14

Total home equity loans	110	91	86	75		74
Consumer other — Community Banking	3	3	3	2		2
Consumer other — National Banking:
Marine	21	26	22	20		20
Education	3	4	3	4		15
Other	2	2	1	2		1

Total consumer other — National Banking	26	32	26	26		36

Total consumer loans	178	165	150	135		146

Total nonperforming loans	1,738	1,225	967	814		1,054

Nonperforming loans held for sale	72	90	169	342	(a)	9

OREO	147	110	64	26		29
Allowance for OREO losses	(4)	(3)	(4)	(2)		(2)

OREO, net of allowance	143	107	60	24		27

Other nonperforming assets (b)	44	42	43	30		25

Total nonperforming assets	$1,997	$1,464	$1,239	$1,210		$1,115

Accruing loans past due 90 days or more	$458	$433	$328	$367		$283
Accruing loans past due 30 through 89 days	1,407	1,314	937	852		1,169

Nonperforming loans to year-end portfolio loans	2.36%	1.60%	1.26%	1.07%		1.38%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	2.70	1.91	1.61	1.59		1.46

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	Primarily investments held by the Private Equity unit within Key’s Real Estate Capital and Corporate Banking Services line of business.
The composition of Key’s exit loan portfolio at March 31, 2009, and December 31, 2008, the net charge-offs recorded on this portfolio for the first quarter of 2009 and the fourth quarter of 2008, and the nonperforming status of these loans at March 31, 2009, and December 31, 2008, are shown in Figure 35. At March 31, 2009, the exit loan portfolio represented 12% of Key’s total loans and loans held for sale.

Figure 35. Exit Loan Portfolio

						Balance on
	Balance		Change	Net Loan		Nonperforming
	Outstanding		3-31-09 vs.	Charge-offs		Status
in millions	3-31-09	12-31-08	12-31-08	1Q09	4Q08	3-31-09	12-31-08

Residential properties — homebuilder	$766	$883	$(117)	$44	$47	$306	$254
Residential properties — held for sale	70	88	(18)	—	—	70	88

Total residential properties	836	971	(135)	44	47	376	342
Marine and RV floor plan	817	945	(128)	11	14	80	91

Total commercial loans	1,653	1,916	(263)	55	61	456	433
Private education	2,897	2,871	26	32	33	—	—
Home equity — National Banking	998	1,051	(53)	15	17	19	15
Marine	3,256	3,401	(145)	32	25	21	26
RV and other consumer	262	283	(21)	5	3	6	7

Total consumer loans	7,413	7,606	(193)	84	78	46	48

Total loans in exit portfolio	$9,066	$9,522	$(456)	$139	$139	$502	$481

Figure 36 shows credit exposure by industry classification in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans.” The types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are summarized in Figure 37.
Figure 36. Commercial, Financial and Agricultural Loans

				Nonperforming Loans
March 31, 2009	Total		Loans		Percent of Loans
dollars in millions	Commitments	(a)	Outstanding	Amount	Outstanding

Industry classification:
Services	$11,739		$4,489	$24	.5%
Manufacturing	9,265		3,847	65	1.7
Public utilities	4,947		1,370	—	—
Financial services	4,036		1,855	90	4.9
Wholesale trade	3,728		1,537	9	.6
Dealer floor plan	3,022		2,032	163	8.0
Property management	2,819		1,713	60	3.5
Retail trade	2,533		1,080	25	2.3
Building contractors	1,894		832	68	8.2
Insurance	1,828		381	—	—
Transportation	1,804		1,306	64	4.9
Mining	1,226		664	1	.2
Public administration	940		364	—	—
Agriculture/forestry/fishing	862		485	13	2.7
Communications	694		251	—	—
Individuals	14		8	—	—
Other	3,451		3,191	13	.4

Total	$54,802		$25,405	$595	2.3%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.

Figure 37. Summary of Changes in Nonperforming Loans

	2009	2008 Quarters
in millions	First	Fourth	Third	Second		First

Balance at beginning of period	$1,225	$967	$814	$1,054		$687
Loans placed on nonaccrual status	1,175	734	530	789		566
Charge-offs	(520)	(369)	(300)	(547)		(144)
Loans sold	(15)	(5)	(1)	(48)		—
Payments	(80)	(77)	(43)	(86)		(32)
Transfers to OREO	(34)	(22)	—	—		(10)
Transfers to nonperforming loans held for sale	—	—	(30)	(342	) (a)	(8)
Loans returned to accrual status	(13)	(3)	(3)	(6)		(5)

Balance at end of period	$1,738	$1,225	$967	$814		$1,054

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.
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
Management continuously strives to strengthen Key’s system of internal controls to ensure compliance with laws, rules and regulations, and to improve the oversight of Key’s operational risk. For example, a loss-event database tracks the amounts and sources of operational losses. This tracking mechanism helps to identify weaknesses and to highlight the need to take corrective action. Management also relies upon sophisticated software programs designed to assist in monitoring Key’s control processes. This technology has enhanced the reporting of the effectiveness of Key’s controls to senior management and the Board of Directors.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The information presented in the “Market risk management” section, which begins on page 81 of the Management’s Discussion & Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.
Item 4. Controls and Procedures
As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report, in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in the Legal Proceedings section of Note 14 (“Contingent Liabilities and Guarantees”), which begins on page 27 of the Notes to Consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors
An investment in KeyCorp and subsidiaries (“Key”) common shares is subject to risks inherent to its business, its industry and ownership of Key’s equity securities. Before making an investment decision, you should carefully consider the risks and uncertainties described below relating to recent developments and the risk factors included in Key’s Annual Report on Form 10-K for the year ended December 31, 2008, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties that management has identified below are material. Although Key has significant risk management policies, procedures and verification processes in place, additional risks and uncertainties that management is not aware of, or focused on, or that management currently deems immaterial may also impair its business operations. This report is qualified in its entirety by these risk factors. This report also contains forward-looking statements that involve risks and uncertainties.
IF ANY OF THE FOLLOWING RISK FACTORS ACTUALLY OCCUR, KEY’S BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND/OR ACCESS TO LIQUIDITY AND/OR CREDIT COULD BE MATERIALLY AND ADVERSELY AFFECTED (“MATERIAL ADVERSE EFFECT ON KEY”). IF THIS WERE TO HAPPEN, THE VALUE OF KEY’S SECURITIES — COMMON SHARES, NONCUMULATIVE PERPETUAL CONVERTIBLE PREFERRED STOCK, SERIES A (“SERIES A PREFERRED STOCK”), FIXED-RATE CUMULATIVE PERPETUAL PREFERRED STOCK, SERIES B (“SERIES B PREFERRED STOCK”) AND KEY’S TRUST PREFERRED SECURITIES — COULD DECLINE, PERHAPS SIGNIFICANTLY, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.
Risks Associated with Recent Developments
The results of the Supervisory Capital Assessment Program (“SCAP”) assessment, a stress test, recently conducted by KeyCorp’s regulators pursuant to the U.S. Treasury’s CAP requires us to raise additional capital that will likely be highly dilutive to Key’s common shares.
In Key’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we reported that under the United States Department of Treasury’s (the “U.S. Treasury”) Capital Assessment Program (“CAP”) Key was required to participate in SCAP to determine whether it would be required to raise additional capital.
As announced on May 7, 2009, under the SCAP assessment, KeyCorp is required to increase the amount of its Tier 1 common equity by $1.8 billion within six months, or accept contingent common equity under the CAP, in the form of mandatorily convertible preferred shares issued to the U.S. Treasury. KeyCorp will submit a capital plan to the Federal Reserve and has agreed to raise the required capital. KeyCorp will have until November 9, 2009 to either: (1) raise this additional capital through public or private capital transactions, including issuances and/or sales of common shares, exchanges of its Series A Preferred Stock and/or trust preferred securities issued by certain of its affiliates for Key’s common shares, asset dispositions, and/or other transactions, or (2) if Key is unable to consummate such transactions or to the extent they prove insufficient to raise the required amount of capital, convert a portion of its Series B Preferred Stock issued to the U.S. Treasury under the Capital Purchase Program (“CPP”) to mandatorily convertible preferred shares under the CAP and issue warrants to acquire additional common shares. Any additional capital, whether raised through public or private transactions or through the conversion of Key’s Series B Preferred Stock and the issuance of warrants to the U.S. Treasury, will likely be highly dilutive to common shareholders and may reduce the market price of Key’s common shares.
Key may not be able to raise private (i.e., nongovernmental) capital in the amount required or at all.
There can be no assurance that private capital will be available to Key on acceptable terms or at all, or that sufficient holders of our Series A Preferred Stock or trust preferred securities will be willing to exchange such securities for its common shares to achieve the required Tier 1 common equity capital level. If Key is unable to raise all or part of the amount of capital needed to raise through private capital transactions, including issuances and sales of common shares, exchanges of Series A Preferred Stock and/or trust preferred securities issued by certain of its affiliates for Key’s common shares, and/or other transactions, Key will be required to obtain capital from the U.S. Treasury by converting our Series B Preferred Stock issued under the CPP to mandatorily convertible preferred shares under the CAP. To view the standard CAP term sheet, including a summary of the terms of the securities that the U.S. Treasury receives in connection with any CAP issuance, see www.financialstability.gov.
Converting Key Series B Preferred Stock to mandatorily convertible preferred shares under the CAP is likely to impose additional restrictions on operations and could adversely affect liquidity.
The issuance of mandatorily preferred securities under the CAP is likely to impose additional conditions and limitations related to executive compensation and corporate governance upon us as well as new public reporting obligations. Many of Key’s competitors will not be subject to these restrictions and therefore may gain a competitive advantage.
Furthermore, the CAP mandatorily convertible preferred shares would accrue cumulative dividends at a rate of 9% per annum until their mandatory conversion to common after seven years or prior redemption. The annual interest payments on $1.8 billion of CAP capital are $162 million. This would represent an increase in dividend payments over the current CPP rate of 5% per annum (for the first five years) of $72 million, which could adversely impact liquidity, limit Key’s ability to return capital to shareholders and have a Material Adverse Effect on Key.
Converting Key’s Series B Preferred Stock to mandatorily convertible preferred shares under the CAP would result in the U.S. government acquiring a significant interest in KeyCorp, which may have an adverse effect on operations and the market price of Key’s common shares. Likewise, the potential issuance of a significant amount of common shares or equity convertible into Key’s common shares to a private investor or group of private investors may have the same effect.
Converting a large amount of Key’s Series B Preferred Stock issued under the CPP to mandatorily convertible preferred shares issued under the CAP could result in the U.S. Treasury becoming a significant shareholder of KeyCorp. Even if the U.S. Treasury does not control a majority of voting power, it may be able to exert significant influence on matters submitted to shareholders for approval, including the election of directors and certain transactions. The U.S. Treasury may also transfer all, or a portion of, its shares to another person or entity and, in the event of such a transfer, that person or entity could become a significant shareholder of KeyCorp. In addition, any issuance of a large amount of common equity or equity convertible into common to a private investor or group of investors may pose similar risks.

Having a significant shareholder may make some future transactions more difficult or perhaps impossible to complete without the support of such shareholder. The interests of the significant shareholder, may not coincide with Key’s interests or the interests of other shareholders. There can be no assurance that any significant shareholder will exercise its influence in Key’s best interests as opposed to its best interests as a significant shareholder. A significant shareholder may make it difficult to approve certain transactions even if they are supported by the other shareholders, which may have an adverse effect on the market price of Key’s common shares.
The credit ratings of KeyCorp and KeyBank are important in order to maintain our liquidity.
Although Key’s long-term debt is currently rated investment-grade by the major rating agencies, the ratings of our long-term debt have been downgraded by certain of the major rating agencies and have been put on negative watch by another. These rating agencies regularly evaluate Key and its securities, and their ratings of Key’s long-term debt and other securities are based on a number of factors, including financial strength, its ability to generate earnings, and other factors some of which are not entirely within its control, such as conditions affecting the financial services industry and the economy generally. In light of the difficulties in the financial services industry, the financial markets, and the economy there can be no assurance that Key will maintain its current ratings.
If securities of KeyCorp and/or KeyBank suffer additional ratings downgrades, such downgrades could adversely affect its access to liquidity and could significantly increase its cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to Key, thereby curtailing Key’s business operations and reducing its ability to generate income. Further downgrades of the credit ratings of KeyCorp’s and/or KeyBank’s securities, particularly if they are below investment-grade, could have a Material Adverse Effect on Key.
Key may not pay or be permitted to pay dividends on common shares.
Key common shareholders are only entitled to receive dividends as the Board of Directors may declare out of funds legally available for such payments. Although Key has historically declared cash dividends on its common shares, it is not required to do so and the Board of Directors has recently announced its intention to decrease the quarterly dividend payment on its common shares to $.01 per share. In the future, Key may further reduce or eliminate the dividend on its common shares. In addition, if Key determines to defer interest on any of its outstanding trust preferred securities or preferred stock, by the terms of those securities, Key will not be permitted pay dividends on common shares until Key resumes payments on such securities. This could adversely affect the market price of its common shares. Also, the terms of Key’s Series B Preferred Stock issued under the CPP limits its ability to increase its dividend or to repurchase common shares for so long as any securities issued under such program remain outstanding.
Issuing a significant amount of convertible preferred equity to the U.S. Treasury or issuing a significant amount of common equity to a private investor may result in a change in control of KeyCorp under regulatory standards and contractual terms.
KeyCorp’s obtaining a significant amount of additional capital from the U.S. Treasury or any individual private investor could result in a change of control for Key under applicable regulatory standards and contractual terms. Such change of control may trigger notice, approval and/or other regulatory requirements in many states and jurisdictions in which Key operates. Key is also a party to various contracts and other agreements that may require it to obtain consents from its respective contract counterparties in the event of a change in control. The failure to obtain any required regulatory consents or approvals or contractual consents due to a change in control may have a material adverse effect on Key’s financial condition, results of operations or cash flows.

Potential misinterpretation of the results of the Stress Test may adversely affect our ability to attract and retain customers and to compete for new business opportunities.
Key cannot predict its customers’ potential misinterpretation of, and adverse reaction to, the results of the Stress Test. Any potential misinterpretations and adverse reactions could limit its ability to attract and retain customers and to compete for new business opportunities. The inability to attract and retain customers or to effectively compete for new business may have a material and adverse effect on Key’s financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 2, 2009, KeyCorp entered into an agreement with certain institutional shareholders pursuant to which KeyCorp and each of the institutional shareholders agreed to exchange KeyCorp’s 7.750% noncumulative perpetual convertible preferred stock, Series A Preferred Stock held by the institutional shareholders for KeyCorp’s common shares, $1 par value. In the aggregate, KeyCorp exchanged 400,000 shares of the Series A Preferred Stock for 3,699,600 KeyCorp common shares or approximately .74% of the issued and outstanding KeyCorp common shares on April 7, 2009, the date on which the exchange transactions settled. The KeyCorp common shares were issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. KeyCorp utilized common shares from treasury to complete the transactions.
Item 6. Exhibits
10.1	Form of Award of Restricted Stock to Executive Officers (March 12, 2009)

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

KEYCORP (Registrant)
Date: May 8, 2009	/s/ Robert L. Morris
By: Robert L. Morris
Chief Accounting Officer