Form 10-Q
period 2009-06-30
KEYCORP /NEW/
filed 2009-08-10
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	878,544,699 Shares

(Title of class)	(Outstanding at August 7, 2009)

KEYCORP

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
in millions, except share data	2009	2008	2008

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$723	$1,257	$1,912
Short-term investments	3,487	5,221	826
Trading account assets	771	1,280	1,483
Securities available for sale	12,174	8,437	8,312
Held-to-maturity securities (fair value: $25, $25 and $25)	25	25	25
Other investments	1,450	1,526	1,559
Loans, net of unearned income of $1,995, $2,345 and $2,532	70,803	76,504	75,855
Less: Allowance for loan losses	2,499	1,803	1,421

Net loans	68,304	74,701	74,434
Loans held for sale	909	1,027	1,833
Premises and equipment	858	840	748
Operating lease assets	842	990	1,089
Goodwill	917	1,138	1,598
Other intangible assets	106	128	146
Corporate-owned life insurance	3,016	2,970	2,917
Derivative assets	1,182	1,896	1,693
Accrued income and other assets	3,028	3,095	2,969

Total assets	$97,792	$104,531	$101,544

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$23,939	$24,191	$27,278
Savings deposits	1,795	1,712	1,809
Certificates of deposit ($100,000 or more)	13,486	11,991	8,699
Other time deposits	15,055	14,763	12,541

Total interest-bearing	54,275	52,657	50,327
Noninterest-bearing	12,977	11,485	10,561
Deposits in foreign office — interest-bearing	632	1,118	3,508

Total deposits	67,884	65,260	64,396
Federal funds purchased and securities sold under repurchase agreements	1,530	1,557	2,088
Bank notes and other short-term borrowings	1,710	8,477	5,985
Derivative liabilities	530	1,038	637
Accrued expense and other liabilities	1,616	2,523	4,447
Long-term debt	13,462	14,995	15,106

Total liabilities	86,732	93,850	92,659

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.750% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 6,575,000 and 6,500,000 shares	291	658	650
Fixed-Rate Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation preference; authorized and issued 25,000 shares	2,422	2,414	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 865,070,221, 584,061,120 and 576,995,163 shares	865	584	577
Common stock warrant	87	87	—
Capital surplus	3,292	2,553	2,544
Retained earnings	5,878	6,727	7,461
Treasury stock, at cost (67,824,373, 89,058,634 and 91,333,157 shares)	(1,984)	(2,608)	(2,675)
Accumulated other comprehensive income	—	65	149

Key shareholders’ equity	10,851	10,480	8,706
Noncontrolling interests	209	201	179

Total equity	11,060	10,681	8,885

Total liabilities and equity	$97,792	$104,531	$101,544

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2009	2008	2009	2008

INTEREST INCOME
Loans	$857	$717	$1,740	$1,840
Loans held for sale	9	20	21	107
Securities available for sale	99	111	207	220
Held-to-maturity securities	—	—	1	1
Trading account assets	13	10	26	23
Short-term investments	3	8	6	17
Other investments	13	14	25	26

Total interest income	994	880	2,026	2,234

INTEREST EXPENSE
Deposits	296	347	596	775
Federal funds purchased and securities sold under repurchase agreements	1	15	2	43
Bank notes and other short-term borrowings	4	27	10	66
Long-term debt	101	133	212	279

Total interest expense	402	522	820	1,163

NET INTEREST INCOME	592	358	1,206	1,071
Provision for loan losses	850	647	1,725	834

Net interest (expense) income after provision for loan losses	(258)	(289)	(519)	237

NONINTEREST INCOME
Trust and investment services income	119	130	229	253
Service charges on deposit accounts	83	93	165	181
Operating lease income	59	68	120	137
Letter of credit and loan fees	45	51	83	88
Corporate-owned life insurance income	25	28	52	56
Electronic banking fees	27	27	51	51
Insurance income	16	20	34	35
Investment banking and capital markets income	17	80	35	88
Net securities gains (losses) (a)	125	(1)	111	2
Net losses from principal investing	(6)	(14)	(78)	(3)
Net (losses) gains from loan securitizations and sales	(3)	33	5	(68)
Gain related to exchange of common shares for capital securities	95	—	95	—
Gain from sale/redemption of Visa Inc. shares	—	—	105	165
Other income	113	32	193	86

Total noninterest income	715	547	1,200	1,071

NONINTEREST EXPENSE
Personnel	377	402	738	809
Net occupancy	63	62	129	128
Operating lease expense	49	55	99	113
Computer processing	48	43	95	90
Professional fees	47	32	81	55
FDIC assessment	70	2	100	4
Equipment	25	23	47	47
Marketing	17	21	31	35
Intangible assets impairment	—	—	196	—
Other expense	174	137	296	225

Total noninterest expense	870	777	1,812	1,506

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(413)	(519)	(1,131)	(198)
Income taxes	(180)	610	(422)	713

LOSS FROM CONTINUING OPERATIONS	(233)	(1,129)	(709)	(911)
Income (loss) from discontinued operations, net of taxes of ($4), $1, ($6) and $2, respectively (see Note 3)	10	2	(12)	3

NET LOSS	(223)	(1,127)	(721)	(908)
Less: Net income (loss) attributable to noncontrolling interests	3	(1)	(7)	—

NET LOSS ATTRIBUTABLE TO KEY	$(226)	$(1,126)	$(714)	$(908)

Loss from continuing operations attributable to Key common shareholders	$(400)	$(1,128)	$(914)	$(911)
Net loss attributable to Key common shareholders	(390)	(1,126)	(926)	(908)

Per common share:
Loss from continuing operations attributable to Key common shareholders	$(.69)	$(2.71)	$(1.71)	$(2.23)
Income (loss) from discontinued operations, net of taxes	.02	—	(.02)	.01
Net loss attributable to Key common shareholders	(.68)	(2.70)	(1.73)	(2.23)

Per common share — assuming dilution:
Loss from continuing operations attributable to Key common shareholders	$(.69)	$(2.71)	$(1.71)	$(2.23)
Income (loss) from discontinued operations, net of taxes	.02	—	(.02)	.01
Net loss attributable to Key common shareholders	(.68)	(2.70)	(1.73)	(2.23)

Cash dividends declared per common share	$.01	$.375	$.0725	$.375

Weighted-average common shares outstanding (000)	576,883	416,629	535,080	407,875
Weighted-average common shares and potential common shares outstanding (000)	576,883	416,629	535,080	407,875

(a)	For the three months ended June 30, 2009, impairment losses totaled $7 million, of which $1 million was recognized in equity as a component of accumulated other comprehensive income on the balance sheet (see Note 5).
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
									Accumulated
					Common			Treasury	Other
	Preferred Stock	Common Shares	Preferred	Common	Stock	Capital	Retained	Stock,	Comprehensive	Noncontrolling	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Outstanding (000)	Stock	Shares	Warrant	Surplus	Earnings	at Cost	Income (Loss)	Interests	Income (Loss)

BALANCE AT DECEMBER 31, 2007	—	388,793	—	$ 492	—	$ 1,623	$ 8,522	$ (3,021)	$ 130	$ 233
Net loss							(908)				$ (908)
Other comprehensive income (loss):
Net unrealized gains on securities available for sale, net of income taxes of $10 (a)									15		15
Net unrealized gains on derivative financial instruments, net of income taxes of $1									1		1
Net distribution to noncontrolling interests										(54)	(54)
Foreign currency translation adjustment									(1)		(1)
Net pension and postretirement benefit costs, net of income taxes									4		4

Total comprehensive loss											$ (943)

Deferred compensation						3	(3)
Cash dividends declared on common shares ($.375 per share)							(150)
Preferred stock issued	6,500		$ 650			(20)
Common shares issued		85,106		85		893
Common shares reissued:
Acquisition of U.S.B. Holding Co., Inc.		9,895				58		290
Stock options and other employee benefit plans		1,868				(13)		56

BALANCE AT JUNE 30, 2008	6,500	485,662	$ 650	$ 577	—	$ 2,544	$ 7,461	$ (2,675)	$ 149	$ 179

BALANCE AT DECEMBER 31, 2008	6,600	495,002	$ 3,072	$ 584	$ 87	$ 2,553	$ 6,727	$ (2,608)	$ 65	$ 201
Net loss							(714)			(7)	$ (721)
Other comprehensive income (loss):
Net unrealized losses on securities available for sale, net of income taxes of ($23) (a)									(38)		(38)
Net unrealized losses on derivative financial instruments, net of income taxes of ($37)									(61)		(61)
Net contribution from noncontrolling interests										15	15
Foreign currency translation adjustments									21		21
Net pension and postretirement benefit costs, net of income taxes									13		13

Total comprehensive loss											$ (771)

Deferred compensation						15
Cash dividends declared on common shares ($.0725 per share)							(37)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($3.875 per share)							(22)
Cash dividends accrued on Cumulative Series B
Preferred Stock (5% per annum)							(63)
Amortization of discount on Series B Preferred Stock			8				(8)
Common shares issued		205,439		206		781
Common shares exchanged for Series A Preferred Stock	(3,670)	46,602	(367)	29		(167)	(5)	508
Common shares exchanged for capital securities		46,338		46		196
Common shares reissued for stock options and other employee benefit plans		3,865				(86)		116

BALANCE AT JUNE 30, 2009	2,930	797,246	$ 2,713	$ 865	$ 87	$ 3,292	$ 5,878	$ (1,984)	—	$ 209

(a)	Net of reclassification adjustments.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
in millions	2009	2008

OPERATING ACTIVITIES
Net loss	$(721)	$(908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	1,725	834
Intangible assets impairment	196	—
Depreciation and amortization expense	200	217
Net securities gains	(111)	(2)
Gain from sale/redemption of Visa Inc. shares	(105)	(165)
Gain related to exchange of common shares for capital securities	(95)	—
Gains on leased equipment	(62)	(15)
Gain from sale of Key’s claim associated with the Lehman Brothers’ bankruptcy	(32)	—
Net (gains) losses from loan securitizations and sales	(5)	68
Net losses from principal investing	78	3
Provision for losses on LIHTC guaranteed funds	16	6
Provision (credit) for losses on lending-related commitments	11	(29)
Liability to Visa	—	(64)
Deferred income taxes	(413)	(151)
Net increase in loans held for sale	73	48
Net decrease in trading account assets	509	(427)
Other operating activities, net	(676)	384

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	588	(201)
INVESTING ACTIVITIES
Proceeds from sale/redemption of Visa Inc. shares	105	165
Cash used in acquisitions, net of cash acquired	—	(157)
Net decrease (increase) in short-term investments	1,734	(244)
Purchases of securities available for sale	(8,031)	(793)
Proceeds from sales of securities available for sale	2,957	836
Proceeds from prepayments and maturities of securities available for sale	1,404	760
Purchases of held-to-maturity securities	(6)	(2)
Proceeds from prepayments and maturities of held-to-maturity securities	6	4
Purchases of other investments	(82)	(306)
Proceeds from sales of other investments	14	111
Proceeds from prepayments and maturities of other investments	41	71
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	4,902	(1,560)
Purchases of loans	—	(18)
Proceeds from loan securitizations and sales	80	221
Purchases of premises and equipment	(73)	(87)
Proceeds from sales of premises and equipment	2	1
Proceeds from sales of other real estate owned	12	13

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,065	(985)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,622	(509)
Net decrease in short-term borrowings	(6,794)	(2,505)
Net proceeds from issuance of long-term debt	456	3,900
Payments on long-term debt	(1,331)	(910)
Net proceeds from issuance of common shares and preferred stock	987	1,601
Net proceeds from reissuance of common shares	—	6
Tax benefits under recognized compensation cost for stock-based awards	(5)	(1)
Cash dividends paid	(122)	(298)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,187)	1,284

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(534)	98
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,257	1,814

CASH AND DUE FROM BANKS AT END OF PERIOD	$723	$1,912

Additional disclosures relative to cash flows:
Interest paid	$855	$1,144
Income taxes (refunded) paid	(109)	322
Noncash items:
Assets acquired	—	$2,810
Liabilities assumed	—	2,648
Loans transferred to portfolio from held for sale	$92	3,284
Loans transferred to held for sale from portfolio	47	429
Loans transferred to other real estate owned	91	23

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
The consolidated financial statements include any voting rights entity in which Key has a controlling financial interest. In accordance with Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” a variable interest entity (“VIE”) is consolidated if Key has a variable interest in the entity and is exposed to the majority of its expected losses and/or residual returns (i.e., Key is considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 8 (“Variable Interest Entities”), which begins on page 26, for information on Key’s involvement with VIEs.
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
Qualifying special purpose entities (“SPEs”), including securitization trusts, established by Key under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not consolidated. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This guidance will change the way entities account for securitizations and SPEs by eliminating the concept of a qualifying SPE, changing the requirements for derecognition of financial assets and requiring additional disclosures. Information on SFAS No. 140 is included in Note 7 (“Loan Securitizations and Mortgage Servicing Assets”), which begins on page 23. For additional information regarding SFAS No. 166, which is effective January 1, 2010, for Key, see the section entitled “Accounting Pronouncements Pending Adoption”
on page 11.
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
In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued on August 10, 2009. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain other intangible assets are subject to impairment testing, which must be conducted at least annually. Key performs the goodwill impairment testing in the fourth quarter of each year. Key’s reporting units for purposes of this testing are its major business segments, Community Banking and National Banking. Due to the ongoing uncertainty regarding market conditions, which may continue to negatively impact the performance of Key’s reporting units, management continues to monitor the impairment indicators for goodwill and other intangible assets and to evaluate the carrying amount of these assets, as necessary.
During the first quarter of 2009, a review of impairment indicators prompted management to review and evaluate the carrying amount of the goodwill and other intangible assets assigned to Key’s Community Banking and National Banking units. This review indicated that the estimated fair value of the Community Banking unit was greater than its carrying amount, while the estimated fair value of the National Banking unit was less than its carrying amount, reflecting continued weakness in the financial markets and requiring additional impairment testing. Based on the results of additional impairment testing for the National Banking unit, Key recorded an after-tax noncash accounting charge of $187 million, or $.38 per common share, during the first quarter of 2009. Key’s regulatory and tangible capital ratios were not affected by this adjustment. As a result of this charge, Key has now written off all of the goodwill that had been assigned to the National Banking unit.
In April 2009, management made the decision to curtail the operations of Austin Capital Management, Ltd., an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of this decision, Key has accounted for this business as a discontinued operation. Of the $187 million impairment charge recorded during the first quarter of 2009, $23 million, or $.05 per common share, is related to the discontinued operation, and thus has been reclassified to “income (loss) from discontinued operations, net of taxes” on the income statement. See Note 3 (“Acquisition and Divestiture”) on page 12 for additional information regarding the Austin Capital Management discontinued operations.
During the second quarter of 2009, based on a review of impairment indicators, management determined that a further review of goodwill and other intangible assets for Key’s Community Banking unit was necessary. This further review indicated that the estimated fair value of the Community Banking unit was greater than its carrying amount at June 30, 2009; therefore, no further impairment testing was required. A review of other intangible assets in the National Banking unit did not identify any impairment of these assets.
Other-than-Temporary Impairments
During the second quarter of 2009, Key adopted Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments,” which provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) of debt securities, and requires additional disclosures for both debt and equity securities. In accordance with the guidance, if the amortized cost of a debt security held by Key is greater than its fair value and Key intends to sell it, or more-likely-than-not will be required to sell it, before the expected recovery of the amortized cost, then the entire impairment is recognized in earnings. If Key has no intent to sell the security, or it is more-likely-than-not that Key will not be required to sell it, before expected recovery, then the credit portion of the impairment is recognized in earnings, while the remaining portion attributable to liquidity, interest rate changes, etc. is recognized in equity as a component of “accumulated other comprehensive income” (“AOCI”) on the balance sheet. The credit portion is equal to the difference between the cash flows expected to be collected and the amortized cost basis of the debt security. Additional information regarding this Staff Position is provided in this note under the heading “Accounting Pronouncements Adopted in 2009” and in Note 5 (“Securities”), which begins on page 18.

Noncontrolling Interests
Key’s Principal Investing unit and the Real Estate Capital and Corporate Banking Services line of business have noncontrolling (minority) interests that are accounted for in accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” Key reports noncontrolling interests in subsidiaries as a component of equity on the consolidated balance sheets. “Net loss” on the consolidated statements of income includes the revenues, expenses, gains and losses pertaining to both Key and the noncontrolling interests. The portion of net results attributable to the noncontrolling interests is disclosed separately on the face of Key’s income statements to arrive at the “net loss attributable to Key.”
Offsetting Derivative Positions
In accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation 39,” and Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” Key takes into account the impact of master netting agreements that allow Key to settle all derivative contracts held with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral when recognizing derivative assets and liabilities. Additional information regarding derivative offsetting is provided in Note 15 (“Derivatives and Hedging Activities”), which begins on page 37.
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
Recognition and presentation of other-than-temporary impairments. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, which provides new guidance on the recognition and presentation of OTTI of debt securities, and requires additional disclosures for both debt and equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009 (effective June 30, 2009, for Key) with early adoption permitted. Additional information regarding this guidance is provided in this note under the heading “Other-than-Temporary Impairments” on page 8 and in Note 5.
Interim disclosures about fair value of financial instruments. In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This guidance amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments in interim financial statements of publicly traded companies. This Staff Position is effective for interim and annual periods ending after June 15, 2009 (effective June 30, 2009, for Key) with early adoption permitted. The required disclosures are provided in Note 16 (“Fair Value Measurements”), which begins on page 44.
Determining fair value when volume and level of activity have significantly decreased and identifying transactions that are not orderly. In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Staff Position provides additional guidance for: (i) estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased, and (ii) identifying circumstances that indicate that a transaction is not orderly. This guidance emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions (i.e., not a forced liquidation or distressed sale). Staff Position No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 (effective June 30, 2009, for Key) with early adoption permitted. Adoption of this accounting guidance did not have a material effect on Key’s financial condition or results of operations.
Subsequent events. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. This accounting guidance is similar to the guidance in the auditing literature with some exceptions that will not result in significant changes in practice. SFAS No. 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009 (effective June 30, 2009, for Key). In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued on August 10, 2009.

Accounting Pronouncements Pending Adoption
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
FASB accounting standards codification. In June 2009, the FASB issued accounting guidance that establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). As of the effective date, all existing accounting standard documents will be superseded, and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification was launched on July 1, 2009, and will be effective for interim and annual periods ending after September 15, 2009 (effective September 30, 2009, for Key).
Transfers of financial assets. In June 2009, the FASB issued SFAS No. 166, which will change the way entities account for securitizations and SPEs by eliminating the concept of a qualifying SPE, changing the requirements for derecognition of financial assets and requiring additional disclosures. This guidance will be effective at the start of an entity’s first fiscal year beginning after November 15, 2009 (effective January 1, 2010, for Key). Management is currently evaluating the impact this guidance may have on Key’s financial condition or results of operations.
Consolidation of variable interest entities. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” In addition to requiring additional disclosures, this guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, and its ability to direct the activities that most significantly impact the entity’s economic performance. SFAS No. 167 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009 (effective January 1, 2010, for Key). Management is currently evaluating the impact this guidance may have on Key’s financial condition or results of operations.
2. Earnings Per Common Share
Key’s basic and diluted earnings per common share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2009	2008	2009	2008

EARNINGS
Loss from continuing operations	$(233)	$(1,129)	$(709)	$(911)
Less: Net income (loss) attributable to noncontrolling interests	3	(1)	(7)	—

Loss from continuing operations attributable to Key	(236)	(1,128)	(702)	(911)
Less: Dividends on Series A Preferred Stock	15	—	27	—
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	114	—	114	—
Cash dividends on Series B Preferred Stock	31	—	63	—
Amortization of discount on Series B Preferred Stock	4	—	8	—

Loss from continuing operations attributable to Key common shareholders	(400)	(1,128)	(914)	(911)
Income (loss) from discontinued operations, net of taxes (a)	10	2	(12)	3

Net loss attributable to Key common shareholders	$(390)	$(1,126)	$(926)	$(908)

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	576,883	416,629	535,080	407,875
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	—	—	—	—

Weighted-average common shares and potential common shares outstanding (000)	576,883	416,629	535,080	407,875

EARNINGS PER COMMON SHARE
Loss from continuing operations attributable to Key common shareholders	$(.69)	$(2.71)	$(1.71)	$(2.23)
Income (loss) from discontinued operations, net of taxes (a)	.02	—	(.02)	.01
Net loss attributable to Key common shareholders	(.68)	(2.70)	(1.73)	(2.23)

Loss from continuing operations attributable to Key common shareholders — assuming dilution	$(.69)	$(2.71)	$(1.71)	$(2.23)
Income (loss) from discontinued operations, net of taxes (a)	.02	—	(.02)	.01
Net loss attributable to Key common shareholders — assuming dilution	(.68)	(2.70)	(1.73)	(2.23)

(a)	In April 2009, management made the decision to curtail the operations of Austin Capital Management, Ltd., an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of this decision, Key has accounted for this business as a discontinued operation. The loss from discontinued operations for the first quarter of 2009 was attributable to a $23 million after tax, or $.05 per common share, charge for intangible assets impairment.

3. Acquisition and Divestiture
Acquisition and divestiture activity entered into by Key during 2008 and the first six months of 2009 is summarized below.
Acquisition
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
Divestiture
Austin Capital Management, Ltd. In April 2009, Key made the decision to curtail the operations of Austin Capital Management, Ltd., an investment subsidiary of KeyCorp that specializes in managing hedge fund investments for its institutional customer base. As a result of this decision, Key has accounted for this business as a discontinued operation.
The results of this discontinued business are presented on one line as “income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Income on page 4. The components of income (loss) from discontinued operations, net of taxes are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2009	2008	2009	2008

Income (loss), net of taxes of ($4), $1, ($6) and $2, respectively	$10	$2	$(35)	$3
Intangible assets impairment, net of taxes of $4	—	—	(23)	—

Income (loss) from discontinued operations, net of taxes	$10	$2	$(12)	$3

The discontinued assets and liabilities of Austin Capital Management, Ltd. included in the Consolidated Balance Sheets on page 3 are as follows:

	June 30,	December 31,	June 30,
in millions	2009	2008	2008

Cash and due from banks	$17	$12	$14
Goodwill	—	25	17
Other intangible assets	2	12	13
Accrued income and other assets	7	7	8

Total assets	$26	$56	$52

Accrued expense and other liabilities	$3	$18	$9

Total liabilities	$3	$18	$9

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
Consumer Finance provides government-guaranteed education loans to students and their parents, and processes tuition payments for private schools. Through its Commercial Floor Plan Lending unit, this line of business also finances inventory for automobile dealers. In October 2008, Consumer Finance exited retail and floor plan lending for marine and recreational vehicle products and began to limit new education loans to those backed by government guarantee. This line of business continues to service existing loans in these portfolios and to honor existing education loan commitments. These actions are consistent with Key’s strategy of de-emphasizing nonrelationship or out-of-footprint businesses.

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
The table that spans pages 15 and 16 shows selected financial data for each major business group for the three- and six-month periods ended June 30, 2009 and 2008. This table is accompanied by supplementary information for each of the lines of business that make up these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
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

Three months ended June 30,	Community Banking		National Banking
dollars in millions	2009	2008	2009	2008

SUMMARY OF OPERATIONS
Net interest income (expense) (TE)	$397	$433	$282	$(471	) (c)
Noninterest income	195	221	265	338

Total revenue (TE) (a)	592	654	547	(133)
Provision for loan losses	187	44	662	609
Depreciation and amortization expense	37	36	62	71
Other noninterest expense	460	409	296	264

(Loss) income from continuing operations before income taxes (TE)	(92)	165	(473)	(1,077)
Allocated income taxes and TE adjustments	(35)	62	(178)	(403)

(Loss) income from continuing operations	(57)	103	(295)	(674)
Income from discontinued operations, net of taxes	—	—	10	2

Net (loss) income	(57)	103	(285)	(672)
Less: Net (loss) income attributable to noncontrolling interests	—	—	(1)	—

Net (loss) income attributable to Key	$(57)	$103	$(284)	$(672)

AVERAGE BALANCES
Loans and leases	$28,237	$28,470	$43,943	$47,872
Total assets (a)	31,183	31,414	50,998	56,316
Deposits	52,689	49,944	13,260	12,287

OTHER FINANCIAL DATA
Net loan charge-offs	$87	$38	$452	$486
Return on average allocated equity (b)	(6.81)%	13.28%	(21.41)%	(51.37)%
Return on average allocated equity	(6.81)	13.28	(20.68)	(51.22)
Average full-time equivalent employees	8,656	8,783	2,899	3,582

Six months ended June 30,	Community Banking		National Banking
dollars in millions	2009	2008	2009	2008

SUMMARY OF OPERATIONS
Net interest income (expense) (TE)	$807	$855	$572	$(131	) (c)
Noninterest income	384	428	508	433

Total revenue (TE) (a)	1,191	1,283	1,080	302
Provision for loan losses	268	62	1,452	778
Depreciation and amortization expense	74	74	126	143
Other noninterest expense	893	797	737 (c)	496

(Loss) income from continuing operations before income taxes (TE)	(44)	350	(1,235)	(1,115)
Allocated income taxes and TE adjustments	(17)	131	(389)	(418)

(Loss) income from continuing operations	(27)	219	(846)	(697)
Loss (income) from discontinued operations, net of taxes	—	—	(12)	3

Net (loss) income	(27)	219	(858)	(694)
Less: Net loss attributable to noncontrolling interests	—	—	(3)	—

Net (loss) income attributable to Key	$(27)	$219	$(855)	$(694)

AVERAGE BALANCES
Loans and leases	$28,587	$28,278	$45,064	$46,017
Total assets (a)	31,564	31,215	52,888	56,260
Deposits	52,128	49,860	12,740	12,082

OTHER FINANCIAL DATA
Net loan charge-offs	$141	$68	$890	$577
Return on average allocated equity (b)	(1.64)%	14.51%	(31.03)%	(27.41)%
Return on average allocated equity	(1.64)	14.51	(31.47)	(27.30)
Average full-time equivalent employees	8,771	8,748	2,958	3,659

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients with residency in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by Key’s major business groups are located in the United States.

(b)	From continuing operations.

(c)	National Banking’s results for the first quarter of 2009 include a noncash charge for goodwill and other intangible assets impairment of $196 million ($164 million after tax). During the second quarter of 2008, National Banking’s taxable-equivalent net interest income and net results were reduced by $838 million and $536 million, respectively, as a result of its involvement with certain leveraged lease financing transactions that were challenged by the Internal Revenue Service (“IRS”). National Banking’s taxable-equivalent net interest income and net results were reduced by $34 million and $21 million, respectively, during the first quarter of 2008 as a result of its involvement with these leveraged lease financing transactions.

Other Segments			Total Segments		Reconciling Items			Key
2009		2008	2009	2008	2009	2008		2009	2008

$(48)		$(32)	$631	$(70)	$(33)	$(30)		$598	$(100)
231	(d)	1	691	560	24 (e)	(13	) (e)	715	547

183		(31)	1,322	490	(9)	(43)		1,313	447
—		—	849	653	1	(6)		850	647
—		—	99	107	—	—		99	107
13		9	769	682	2	(12)		771	670

170		(40)	(395)	(952)	(12)	(25)		(407)	(977)
54		(25)	(159)	(366)	(15)	518	(e)	(174)	152

116		(15)	(236)	(586)	3	(543)		(233)	(1,129)
—		—	10	2	—	—		10	2

116		(15)	(226)	(584)	3	(543)		(223)	(1,127)
4		(1)	3	(1)	—	—		3	(1)

$112		$(14)	$(229)	$(583)	$3	$(543)		$(226)	$(1,126)

$148		$177	$72,328	$76,519	$53	$133		$72,381	$76,652
18,099		14,098	100,280	101,828	578	1,462		100,858	103,290
1,931		3,092	67,880	65,323	(399)	(191)		67,481	65,132

—		—	$539	$524	—	—		$539	$524
N/M		N/M	(10.32)%	(26.62)%	N/M	N/M		(9.28)%	(52.65)%
N/M		N/M	(9.88)	(26.53)	N/M	N/M		(8.89)	(52.56)
41		43	11,596	12,408	5,341	5,756		16,937	18,164

Other Segments		Total Segments		Reconciling Items		Key
2009	2008	2009	2008	2009	2008	2009	2008

$(94)	$(60)	$1,285	$664	$(67)	$(60)	$1,218	$604
198 (d)	56	1,090	917	110 (e)	154 (e)	1,200	1,071

104	(4)	2,375	1,581	43	94	2,418	1,675
—	—	1,720	840	5	(6)	1,725	834
—	—	200	217	—	—	200	217
23	20	1,653	1,313	(41)	(24)	1,612	1,289

81	(24)	(1,198)	(789)	79	124	(1,119)	(665)
10	(31)	(396)	(318)	(14)	564 (e)	(410)	246

71	7	(802)	(471)	93	(440)	(709)	(911)
—	—	(12)	3	—	—	(12)	3

71	7	(814)	(468)	93	(440)	(721)	(908)
(4)	—	(7)	—	—	—	(7)	—

$75	$7	$(807)	$(468)	$93	$(440)	$(714)	$(908)

$152	$207	$73,803	$74,502	$44	$168	$73,847	$74,670
17,337	14,260	101,789	101,735	539	1,588	102,328	103,323
1,841	3,947	66,709	65,889	(271)	(180)	66,438	65,709

—	—	$1,031	$645	—	—	$1,031	$645
N/M	N/M	(17.37)%	(11.03)%	N/M	N/M	(13.78)%	(21.47)%
N/M	N/M	(17.63)	(10.96)	N/M	N/M	(14.01)	(21.40)
41	43	11,770	12,450	5,431	5,845	17,201	18,295

(d)	Other Segments’ results for the second quarter of 2009 include net gains of $125 million ($78 million after tax) in connection with the repositioning of the securities portfolio and a $95 million ($59 million after tax) gain related to the exchange of Key common shares for capital securities.

(e)	Reconciling Items for the second quarter of 2009 include a $32 million ($20 million after tax) gain from the sale of Key’s claim associated with the Lehman Brothers’ bankruptcy. For the first quarter of 2009, Reconciling Items include a $105 million ($65 million after tax) gain from the sale of Key’s remaining equity interest in Visa Inc. Reconciling Items for the second quarter of 2008 include a $475 million charge to income taxes for the interest cost associated with the previously disclosed leveraged lease tax litigation. For the first quarter of 2008, Reconciling Items include a $165 million ($103 million after tax) gain from the partial redemption of Key’s equity interest in Visa Inc. and a $17 million charge to income taxes for the interest cost associated with the increase to Key’s tax reserves for certain leveraged lease transactions.

TE	= Taxable Equivalent, N/M = Not Meaningful

Supplementary information (Community Banking lines of business)

Three months ended June 30,	Regional Banking		Commercial Banking
dollars in millions	2009	2008	2009	2008

Total revenue (TE)	$502	$552	$90	$102
Provision for loan losses	165	25	22	19
Noninterest expense	447	397	50	48
Net (loss) income attributable to Key	(68)	81	11	22
Average loans and leases	19,746	19,626	8,491	8,844
Average deposits	48,716	46,253	3,973	3,691
Net loan charge-offs	73	33	14	5
Net loan charge-offs to average loans	1.48%	.68%	.66%	.23%
Nonperforming assets at period end	$245	$157	$135	$61
Return on average allocated equity	(11.71)%	14.62%	4.29%	9.92%
Average full-time equivalent employees	8,339	8,453	317	330

Six months ended June 30,	Regional Banking		Commercial Banking
dollars in millions	2009	2008	2009	2008

Total revenue (TE)	$1,009	$1,080	$182	$203
Provision for loan losses	234	35	34	27
Noninterest expense	865	780	102	91
Net (loss) income attributable to Key	(56)	166	29	53
Average loans and leases	19,875	19,595	8,712	8,683
Average deposits	48,253	46,222	3,875	3,638
Net loan charge-offs	126	62	15	6
Net loan charge-offs to average loans	1.28%	.64%	.35%	.14%
Nonperforming assets at period end	$245	$157	$135	$61
Return on average allocated equity	(4.90)%	15.47%	5.80%	12.15%
Average full-time equivalent employees	8,452	8,417	319	331

Supplementary information (National Banking lines of business)

	Real Estate Capital and				Institutional and
Three months ended June 30,	Corporate Banking Services		Equipment Finance		Capital Markets		Consumer Finance
dollars in millions	2009	2008	2009	2008	2009	2008	2009	2008

Total revenue (TE)	$183	$236	$101	$(696)	$185	$223	$78	$104
Provision for loan losses	462	366	72	36	37	36	91	171
Noninterest expense	106	70	88	90	120	124	44	51
(Loss) income from continuing operations attributable to Key	(239)	(125)	(37)	(514)	18	39	(36)	(74)
Net (loss) income attributable to Key	(239)	(125)	(37)	(514)	28	41	(36)	(74)
Average loans and leases	15,873	17,086	8,769	10,326	8,388	7,898	10,913	12,562
Average loans held for sale	231	616	40	51	193	494	446	121
Average deposits	10,582	10,460	17	21	2,332	1,384	329	422
Net loan charge-offs	274	376	46	28	11	5	121	77
Net loan charge-offs to average loans	6.92%	8.85%	2.10%	1.09%	.53%	.25%	4.45%	2.47%
Nonperforming assets at period end	$1,460	$779	$270	$105	$88	$26	$331	$82
Return on average allocated equity (a)	(35.84)%	(23.04)%	(23.71)%	(225.69)%	6.33%	12.52%	(13.53)%	(32.14)%
Return on average allocated equity	(35.84)	(23.04)	(23.74)	(225.69)	9.85	13.16	(13.53)	(32.14)
Average full-time equivalent employees (b)	982	1,228	732	867	869	930	316	557

	Real Estate Capital and				Institutional and
Six months ended June 30,	Corporate Banking Services		Equipment Finance		Capital Markets		Consumer Finance
dollars in millions	2009	2008	2009	2008	2009	2008	2009	2008

Total revenue (TE)	$358	$319	$202	$(602)	$355	$377	$165	$208
Provision for loan losses	932	410	149	60	69	53	302	255
Noninterest expense	221	131	173	185	323	224	146	99
(Loss) income from continuing operations attributable to Key	(508)	(139)	(75)	(529)	(61)	62	(199)	(91)
Net (loss) income attributable to Key	(508)	(139)	(75)	(529)	(73)	65	(199)	(91)
Average loans and leases	16,218	16,791	8,929	10,461	8,667	7,765	11,250	11,000
Average loans held for sale	250	803	34	41	230	525	480	1,738
Average deposits	10,286	10,122	17	17	2,054	1,422	383	521
Net loan charge-offs	491	413	91	52	56	7	252	105
Net loan charge-offs to average loans	6.11%	4.95%	2.06%	1.00%	1.30%	.18%	4.52%	1.92%
Nonperforming assets at period end	$1,460	$779	$270	$105	$88	$26	$331	$82
Return on average allocated equity (a)	(40.06)%	(13.70)%	(22.64)%	(115.38)%	(10.42)%	10.13%	(37.40)%	(19.91)%
Return on average allocated equity	(40.06)	(13.70)	(22.64)	(115.38)	(12.46)	10.62	(37.40)	(19.91)
Average full-time equivalent employees (b)	1,003	1,230	736	876	891	934	328	619

(a)	From continuing operations.

(b)	The number of average full-time employees has not been adjusted for discontinued operations.

TE	= Taxable Equivalent

5. Securities
Securities available for sale. These are securities that Key intends to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed to be “other-than-temporary” are included in “net securities gains (losses)” on the income statement, as are actual gains and losses resulting from the sales of securities using the specific identification method.
When Key retains an interest in loans it securitizes, it bears risk that the loans will be prepaid (which would reduce expected interest income) or not be paid at all. Key accounts for these retained interests as debt securities and classifies them as available for sale. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “net securities gains (loss)” or AOCI in accordance with Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” as further described on page 20 of this note.
“Other securities” held in the available-for-sale portfolio are primarily marketable equity securities that are traded on a public exchange such as the NYSE or NASDAQ.
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

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$1,710	—	—	$1,710
States and political subdivisions	85	$1	—	86
Collateralized mortgage obligations	8,462	99	$38	8,523
Other mortgage-backed securities	1,525	74	—	1,599
Retained interests in securitizations	167	19	—	186
Other securities	66	6	2	70

Total securities available for sale	$12,015	$199	$40	$12,174

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$4	—	—	$4
Other securities	21	—	—	21

Total held-to-maturity securities	$25	—	—	$25

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$9	$1	—	$10
States and political subdivisions	90	1	—	91
Collateralized mortgage obligations	6,380	148	$5	6,523
Other mortgage-backed securities	1,505	63	1	1,567
Retained interests in securitizations	162	29	—	191
Other securities	71	1	17	55

Total securities available for sale	$8,217	$243	$23	$8,437

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$4	—	—	$4
Other securities	21	—	—	21

Total held-to-maturity securities	$25	—	—	$25

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$18	—	—	$18
States and political subdivisions	92	—	$1	91
Collateralized mortgage obligations	6,309	$69	28	6,350
Other mortgage-backed securities	1,583	10	9	1,584
Retained interests in securitizations	153	34	—	187
Other securities	82	6	6	82

Total securities available for sale	$8,237	$119	$44	$8,312

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$8	—	—	$8
Other securities	17	—	—	17

Total held-to-maturity securities	$25	—	—	$25

The following table summarizes Key’s securities available for sale that were in an unrealized loss position as of June 30, 2009, December 31, 2008, and June 30, 2008.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

JUNE 30, 2009
Securities available for sale:
U.S. Treasury, agencies and corporations	$3	—	—	—	$3	—
States and political subdivisions	4	—	$2	—	6	—
Collateralized mortgage obligations	1,660	$38	—	—	1,660	$38
Other mortgage-backed securities	86	—	11	—	97	—
Other securities	10	1	2	$1	12	2

Total temporarily impaired securities	$1,763	$39	$15	$1	$1,778	$40

DECEMBER 31, 2008
Securities available for sale:
States and political subdivisions	$18	—	$1	—	$19	—
Collateralized mortgage obligations	107	—	360	$5	467	$5
Other mortgage-backed securities	3	—	15	1	18	1
Other securities	40	$13	5	4	45	17

Total temporarily impaired securities	$168	$13	$381	$10	$549	$23

JUNE 30, 2008
Securities available for sale:
U.S. Treasury, agencies and corporations	$8	—	—	—	$8	—
States and political subdivisions	69	$1	$1	—	70	$1
Collateralized mortgage obligations	1,142	17	400	$11	1,542	28
Other mortgage-backed securities	653	7	42	2	695	9
Other securities	44	6	1	—	45	6

Total temporarily impaired securities	$1,916	$31	$444	$13	$2,360	$44

Of the $40 million of gross unrealized losses at June 30, 2009, $38 million relates to fixed-rate collateralized mortgage obligations, which Key invests in as part of an overall asset/liability management strategy. Since these instruments have fixed interest rates, their fair value is sensitive to movements in market interest rates. During the first half of 2009, interest rates generally increased, so the fair value of these 15 instruments, which had a weighted-average maturity of 3.9 years at June 30, 2009, decreased below their amortized cost.
The unrealized losses within each investment category are considered temporary since Key has the intent to hold the securities until they mature or recover in value, and it is likely that Key will be able to hold these securities through the expected recovery period. Accordingly, these investments have not been reduced to their fair value.
Management regularly assesses Key’s securities portfolio for OTTI. The assessments are based on the nature of the securities, underlying collateral, the financial condition of the issuer, the extent and duration of the loss, Key’s intent related to the securities and the likelihood that Key will be able to hold these securities through the expected recovery period.
Debt securities identified by management to have OTTI are written down to their current fair value. For those debt securities that Key intends to sell, or more-likely-than-not will be required to sell, prior to expected recovery, the entire impairment (i.e., difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that Key does not intend to sell, or it is more-likely-than-not that Key will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining amount is recognized in equity as a component of AOCI on the balance sheet.

The following table shows the OTTI losses recognized by Key during the second quarter of 2009:

Three months ended June 30, 2009
in millions

Total OTTI losses recognized on debt securities which Key does not intend to sell or more-likely-than-not will not be required to sell	$5
Less: Portion of OTTI losses recognized in AOCI, pre-tax	1

Net OTTI losses recognized in earnings for debt securities which Key does not intend to sell or more-likely-than-not will not be required to sell	4
OTTI losses on equity securities recognized in earnings	2

Total OTTI losses recognized in earnings	$6

The following table shows changes in the cumulative credit portion of impairments on debt securities held by Key. All credit-related impairments on debt securities relate to Key’s education loan securitization residual interests.

Three months ended June 30, 2009
in millions

Balance at April 1, 2009	$2
Impairment recognized in earnings	4

Balance at June 30, 2009	$6

Realized gains and losses related to securities available for sale were as follows:

Six months ended June 30, 2009
in millions

Realized gains	$128
Realized losses	17

Net securities gains	$111

At June 30, 2009, securities available for sale and held-to-maturity securities totaling $7.1 billion were pledged to secure public and trust deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law.
The following table shows securities by remaining maturity. Collateralized mortgage obligations, other mortgage-backed securities and retained interests in securitizations — all of which are included in the securities available-for-sale portfolio — are presented based on their expected average lives. The remaining securities, including all of those in the held-to-maturity portfolio, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	Securities		Held-to-Maturity
	Available for Sale		Securities
June 30, 2009	Amortized	Fair	Amortized	Fair
in millions	Cost	Value	Cost	Value

Due in one year or less	$2,112	$2,123	$5	$5
Due after one through five years	9,308	9,448	20	20
Due after five through ten years	567	574	—	—
Due after ten years	28	29	—	—

Total	$12,015	$12,174	$25	$25

6. Loans and Loans Held for Sale
Key’s loans by category are summarized as follows:

	June 30,		December 31,	June 30,
in millions	2009		2008	2008

Commercial, financial and agricultural	$23,542		$27,260	$25,929
Commercial real estate:
Commercial mortgage	11,761	(a)	10,819	10,737
Construction	6,119	(a)	7,717	7,849

Total commercial real estate loans	17,880		18,536	18,586
Commercial lease financing	8,263		9,039	9,610

Total commercial loans	49,685		54,835	54,125
Real estate — residential mortgage	1,753		1,908	1,928
Home equity:
Community Banking	10,256		10,124	9,851
National Banking	934		1,051	1,153

Total home equity loans	11,190		11,175	11,004
Consumer other — Community Banking	1,199		1,233	1,261
Consumer other — National Banking:
Marine	3,095		3,401	3,634
Education	3,636		3,669	3,584
Other	245		283	319

Total consumer other — National Banking	6,976		7,353	7,537

Total consumer loans	21,118		21,669	21,730

Total loans	$70,803		$76,504	$75,855

(a)	In late March 2009, Key transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines pertaining to the classification of loans that have reached a completed status.
Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing characteristics of certain loans. For more information about such swaps, see Note 15 (“Derivatives and Hedging Activities”), which begins on page 37.
Key’s loans held for sale by category are summarized as follows:

	June 30,	December 31,	June 30,
in millions	2009	2008	2008

Commercial, financial and agricultural	$51	$102	$212
Real estate — commercial mortgage	288	273	994
Real estate — construction	146	164	398
Commercial lease financing	30	7	42
Real estate — residential mortgage	245	77	79
Education	148	401	103
Automobile	1	3	5

Total loans held for sale	$909	$1,027	$1,833

Changes in the allowance for loan losses are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2009	2008	2009	2008

Balance at beginning of period	$2,186	$1,298	$1,803	$1,200

Charge-offs	(578)	(554)	(1,098)	(702)
Recoveries	39	30	67	57

Net loans charged off	(539)	(524)	(1,031)	(645)
Provision for loan losses	850	647	1,725	834
Allowance related to loans acquired, net	—	—	—	32
Foreign currency translation adjustment	2	—	2	—

Balance at end of period	$2,499	$1,421	$2,499	$1,421

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2009	2008	2009	2008

Balance at beginning of period	$54	$53	$54	$80
Provision (credit) for losses on lending-related commitments	11	(2)	11	(29)

Balance at end of period (a)	$65	$51	$65	$51

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.
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
When Key sells loans in securitizations, Key records a gain or loss when the net sale proceeds and residual interests, if any, differ from the loans’ allocated carrying amount. Gains or losses resulting from securitizations are recorded as one component of “net (losses) gains from loan securitizations and sales” on the income statement.
A servicing asset is recorded if Key purchases or retains the right to service securitized loans, and receives servicing fees that exceed the going market rate. Key generally retains an interest in securitized loans in the form of an interest-only strip, residual asset, servicing asset or security. Key’s mortgage servicing assets are discussed under the heading “Mortgage Servicing Assets” on page 25. All other retained interests are accounted for as debt securities and classified as securities available for sale.
In accordance with Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” qualifying SPEs, including securitization trusts, established by Key under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are exempt from consolidation. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This guidance will change the way entities account for securitizations and SPEs. Information related to Revised Interpretation No. 46 is included in Note 1 (“Basis of Presentation”), which begins on page 7. For additional information regarding SFAS No. 166, which is effective January 1, 2010, for Key, see Note 1 under the heading “Accounting Pronouncements Pending Adoption”
on page 11.

Management uses certain assumptions and estimates to determine the fair value to be allocated to retained interests at the date of transfer and at subsequent measurement dates. Primary economic assumptions used to measure the fair value of Key’s retained interests in education loans and the sensitivity of the current fair value of residual cash flows to immediate adverse changes in those assumptions at June 30, 2009, are as follows:

dollars in millions

Fair value of retained interests	$187
Weighted-average life (years)	.8 - 6.6

PREPAYMENT SPEED ASSUMPTIONS (ANNUAL RATE)	4.00% - 26.00%
Impact on fair value of 1% CPR adverse change	$(5)
Impact on fair value of 10% CPR adverse change	(54)

EXPECTED CREDIT LOSSES (STATIC RATE)	2.00% - 80.00%
Impact on fair value of 5% adverse change	$(5)
Impact on fair value of 10% adverse change	(24)

RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL RATE)	8.50% - 14.00%
Impact on fair value of 2% adverse change	$(30)
Impact on fair value of 5% adverse change	(49)

EXPECTED STATIC DEFAULT (STATIC RATE)	3.75% - 33.00%
Impact on fair value of 1% adverse change	$(9)
Impact on fair value of 10% adverse change	(115)

VARIABLE RETURNS TO TRANSFEREES	(a)

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

(a)	Forward London Interbank Offered Rate (“LIBOR”) plus contractual spread over LIBOR ranging from .00% to 1.30%.

CPR	= Constant Prepayment Rate
The fair value measurement of Key’s mortgage servicing assets is described under the heading “Mortgage Servicing Assets” on page 25. Management conducts a quarterly review of the fair values of its other retained interests. The historical performance of each retained interest and the assumptions used to project future cash flows are reviewed, assumptions are revised and present values of cash flows are recalculated, as appropriate.
The present values of cash flows represent the fair value of the retained interests. If the fair value of a retained interest exceeds its carrying amount, the increase in fair value is recorded in equity as a component of AOCI on the balance sheet. Conversely, if the carrying amount of a retained interest exceeds its fair value, impairment is indicated. If Key intends to sell the retained interest, or more-likely-than-not will be required to sell it, before the expected recovery of the amortized cost, then the entire impairment is recognized in earnings. If Key does not have the intent to sell it, or it is more-likely-than-not that Key will not be required to sell it, before expected recovery, then the credit portion of the impairment is recognized in earnings, while the remaining portion is recognized in AOCI.

The table below shows the relationship between the education loans Key manages and those held in the loan portfolio. Managed loans include those held in portfolio and those securitized and sold, but still serviced by Key. Related delinquencies and net credit losses are also presented.

			Net Credit Losses
June 30, 2009	Loan	Loans Past Due	For the Six
in millions	Principal	60 days or More	Months Ended

Education loans managed	$7,820	$253	$123
Less: Loans securitized	4,036	156	54
Loans held for sale or securitization	148	6	—

Loans held in portfolio	$3,636	$91	$69

Mortgage Servicing Assets
Key originates and periodically sells commercial mortgage loans but continues to service those loans for the buyers. Key also may purchase the right to service commercial mortgage loans for other lenders. Changes in the carrying amount of mortgage servicing assets are summarized as follows:

	Six months ended June 30,
in millions	2009	2008

Balance at beginning of period	$242	$313
Servicing retained from loan sales	4	9
Purchases	15	3
Amortization	(27)	(53)

Balance at end of period	$234	$272

Fair value at end of period	$403	$426

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. Primary economic assumptions used to measure the fair value of Key’s mortgage servicing assets at June 30, 2009 and 2008, are:
♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00%; and

♦	residual cash flows discount rate of 8.50% to 15.00%.
Changes in these assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. A 1.00% increase in the assumed default rate of commercial mortgage loans at June 30, 2009, would cause a $9 million decrease in the fair value of Key’s mortgage servicing assets.
Contractual fee income from servicing commercial mortgage loans totaled $34 million and $32 million for the six-month periods ended June 30, 2009 and 2008, respectively. Key has elected to remeasure servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.
Servicing assets are evaluated quarterly for possible impairment. This process involves classifying the assets based on the types of loans serviced and their associated interest rates, and determining the fair value of each class. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced through a charge to income in the amount of such excess. For the six-month periods ended June 30, 2009 and 2008, no servicing asset impairment occurred.

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

	Consolidated VIEs	Unconsolidated VIEs
June 30, 2009	Total	Total	Total	Maximum
in millions	Assets	Assets	Liabilities	Exposure to Loss

Low-income housing tax credit (“LIHTC”) funds	$217	$202	—	—
LIHTC investments	N/A	919	—	$411

N/A	= Not Applicable
Key’s involvement with VIEs is described below.
Consolidated VIEs
LIHTC guaranteed funds. Key Affordable Housing Corporation (“KAHC”) formed limited partnerships (“funds”) that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. Key also earned syndication fees from these funds and continues to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $207 million at June 30, 2009. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations. Key has not formed new funds or added LIHTC partnerships since October 2003. However, Key continues to act as asset manager and provides occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, management has determined that Key is the primary beneficiary of these funds. Key recorded expenses of $16 million related to this guarantee obligation during the first six months of 2009. Additional information on return guarantee agreements with LIHTC investors is presented in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Guarantees” on page 34.
The partnership agreement for each guaranteed fund requires the fund to be dissolved by a certain date. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the third-party interests associated with these funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150 for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. Key adjusts the financial statements each period for the third-party investors’ share of the funds’ profits and losses. At June 30, 2009, the settlement value of these third-party interests was estimated to be between $153 million and $167 million, while the recorded value, including reserves, totaled $222 million.

Unconsolidated VIEs
LIHTC nonguaranteed funds. Although Key holds significant interests in certain nonguaranteed funds that Key formed and funded, management has determined that Key is not the primary beneficiary of those funds because Key does not absorb the majority of the expected losses of the funds. At June 30, 2009, assets of these unconsolidated nonguaranteed funds totaled $202 million. Key’s maximum exposure to loss in connection with these funds is minimal, and Key does not have any liability recorded related to the funds. Management elected to cease forming these funds in October 2003.
LIHTC investments. Through the Community Banking business group, Key has made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, Key is allocated tax credits and deductions associated with the underlying properties. Management has determined that Key is not the primary beneficiary of these investments because the general partners are more closely associated with the business activities of these partnerships. At June 30, 2009, assets of these unconsolidated LIHTC operating partnerships totaled approximately $919 million. Key’s maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $339 million at June 30, 2009, plus $72 million of tax credits claimed but subject to recapture. Key does not have any liability recorded related to these investments because Key believes the likelihood of any loss in connection with these partnerships is remote. During the first six months of 2009, Key did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.
Key has additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $1.3 billion at June 30, 2009. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. Management has determined that Key is not the primary beneficiary of these partnerships because the general partners are more closely associated with the business activities of these partnerships. Information regarding Key’s exposure to loss in connection with these guaranteed funds is included in Note 14 under the heading “Return guarantee agreement with LIHTC investors” on page 35.
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

9. Nonperforming Assets and Past Due Loans
Impaired loans totaled $1.9 billion at June 30, 2009, compared to $985 million at December 31, 2008, and $628 million at June 30, 2008. Impaired loans had an average balance of $1.7 billion for the second quarter of 2009 and $733 million for the second quarter of 2008.
Key’s nonperforming assets and past due loans were as follows:

	June 30,	December 31,	June 30,
in millions	2009	2008	2008

Impaired loans	$1,915	$985	$628
Other nonaccrual loans	273	240	186

Total nonperforming loans	2,188	1,225	814

Nonperforming loans held for sale	145	90	342

Other real estate owned (“OREO”)	182	110	26
Allowance for OREO losses	(11)	(3)	(2)

OREO, net of allowance	171	107	24
Other nonperforming assets (a)	47	42	30

Total nonperforming assets	$2,551	$1,464	$1,210

Impaired loans with a specifically allocated allowance	$1,731	$876	$564
Specifically allocated allowance for impaired loans	393	178	166

Accruing loans past due 90 days or more	$581	$433	$367
Accruing loans past due 30 through 89 days	1,169	1,314	852

(a)	Primarily investments held by the Private Equity unit within Key’s Real Estate Capital and Corporate Banking Services line of business.
At June 30, 2009, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
Management evaluates the collectability of Key’s loans as described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 79 of Key’s 2008 Annual Report to Shareholders.

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
The capital securities provide an attractive source of funds: they constitute Tier 1 capital for regulatory reporting purposes, but have the same tax advantages as debt for federal income tax purposes. During the first quarter of 2005, the Board of Governors of the Federal Reserve (“Federal Reserve”) adopted a rule that allows bank holding companies to continue to treat capital securities as Tier 1 capital, but imposed stricter quantitative limits that would have taken effect March 31, 2009. On March 17, 2009, in light of continued stress in the financial markets, the Federal Reserve Board delayed the effective date of these new limits until March 31, 2011. Management believes the new rule will not have any material effect on Key’s financial condition.
KeyCorp unconditionally guarantees the following payments or distributions on behalf of the trusts:
♦	required distributions on the capital securities;

♦	the redemption price when a capital security is redeemed; and

♦	the amounts due if a trust is liquidated or terminated.
On June 3, 2009, KeyCorp commenced an offer to exchange KeyCorp’s common shares, $1 par value, for any and all institutional capital securities issued by the KeyCorp Capital I, KeyCorp Capital II, KeyCorp Capital III and KeyCorp Capital VII trusts. The institutional exchange offer, which expired on June 30, 2009, is a component of KeyCorp’s comprehensive capital plan, which was submitted to the Federal Reserve Bank of Cleveland on June 1, 2009, following the May 7, 2009, announcement of the results of the forward-looking capital assessment, or “stress test,” conducted pursuant to the Supervisory Capital Assessment Program (“SCAP”) initiated by the United States Department of the Treasury (“U.S. Treasury”) and the federal banking regulators. As previously disclosed, KeyCorp’s regulators determined that KeyCorp needed to increase its Tier 1 common equity by $1.8 billion in order to satisfy the requirements of the SCAP.
In an effort to further enhance its Tier 1 common equity, on July 8, 2009, KeyCorp commenced a separate offer to exchange KeyCorp’s common shares, $1 par value, for any and all retail capital securities issued by the KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, KeyCorp Capital IX and KeyCorp Capital X trusts. On July 22, 2009, KeyCorp amended its retail exchange offer, which expired on August 4, 2009, to reduce the maximum aggregate liquidation preference amount that would be accepted from $1.740 billion to $500 million.
For further information related to the status of these exchange offers and other capital-generating activities, see Note 11 (“Shareholders’ Equity”), which begins on page 31. Additional information regarding the SCAP assessment is included in the “Capital” section under the heading “Financial Stability Plan” on page 93.

The capital securities, common stock and related debentures are summarized as follows:

				Principal		Interest Rate	Maturity
	Capital			Amount of		of Capital	of Capital
	Securities,		Common	Debentures,		Securities and	Securities and
dollars in millions	Net of Discount	(a)	Stock	Net of Discount	(b)	Debentures (c)	Debentures

June 30, 2009
KeyCorp Capital I	$156		$6	$158		1.948%	2028
KeyCorp Capital II	101		4	100		6.875	2029
KeyCorp Capital III	136		4	127		7.750	2029
KeyCorp Capital V	175		6	194		5.875	2033
KeyCorp Capital VI	75		2	83		6.125	2033
KeyCorp Capital VII	173		5	187		5.700	2035
KeyCorp Capital VIII	271		—	278		7.000	2066
KeyCorp Capital IX	534		—	531		6.750	2066
KeyCorp Capital X	778		—	775		8.000	2068
Union State Capital I	20		1	21		9.580	2027
Union State Statutory II	20		1	21		4.619	2031
Union State Statutory IV	10		—	10		3.931	2034

Total	$2,449		$29	$2,485		6.769%	—

December 31, 2008	$3,042		$40	$3,084		6.931%	—

June 30, 2008	$2,622		$40	$2,675		6.814%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Included in certain capital securities at June 30, 2009, December 31, 2008, and June 30, 2008, are basis adjustments of $158 million, $459 million and $39 million, respectively, related to fair value hedges. See Note 15 (“Derivatives and Hedging Activities”), which begins on page 37, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); July 16, 1999 (for debentures owned by KeyCorp Capital III); July 21, 2008 (for debentures owned by KeyCorp Capital V); December 15, 2008 (for debentures owned by KeyCorp Capital VI); June 15, 2010 (for debentures owned by KeyCorp Capital VII); June 15, 2011 (for debentures owned by KeyCorp Capital VIII); December 15, 2011 (for debentures owned by KeyCorp Capital IX); March 15, 2013 (for debentures owned by KeyCorp Capital X); February 1, 2007 (for debentures owned by Union State Capital I); July 31, 2006 (for debentures owned by Union State Statutory II); and April 7, 2009 (for debentures owned by Union State Statutory IV); and (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by KeyCorp Capital I, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, KeyCorp Capital X or Union State Statutory IV are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for KeyCorp Capital III), plus any accrued but unpaid interest. If the debentures purchased by Union State Capital I are redeemed before they mature, the redemption price will be 104.31% of the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Union State Statutory II are redeemed before they mature, the redemption price will be 104.50% of the principal amount, plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp. Included in the principal amount of debentures at June 30, 2009, December 31, 2008, and June 30, 2008, are adjustments related to hedging with financial instruments totaling $165 million, $461 million and $52 million, respectively.

(c)	The interest rates for KeyCorp Capital II, KeyCorp Capital III, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, KeyCorp Capital X and Union State Capital I are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The rates shown as the totals at June 30, 2009, December 31, 2008, and June 30, 2008, are weighted-average rates.

11. Shareholders’ Equity
Preferred Stock Private Exchanges
During April and May 2009, KeyCorp entered into agreements with certain institutional shareholders who had contacted KeyCorp to exchange KeyCorp’s 7.750% Noncumulative Perpetual Convertible Preferred Stock, Series A (“Series A Preferred Stock”) held by the institutional shareholders for KeyCorp’s common shares, $1 par value. In the aggregate, KeyCorp exchanged 17,369,926 common shares, or 3.25% of the issued and outstanding KeyCorp common shares at May 18, 2009, the date on which the last of the exchange transactions settled, for 1,539,700 shares of the Series A Preferred Stock. The exchanges were conducted in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. KeyCorp utilized treasury shares to complete the transactions.
Supervisory Capital Assessment Program and KeyCorp’s Capital-Generating Activities
To implement the U.S. Treasury Capital Assistance Program (“CAP”), the Federal Reserve, the Federal Reserve Banks, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency commenced a review of the capital of the nineteen largest U.S. banking institutions. This review, referred to as the SCAP, involved a forward-looking capital assessment, or “stress test,” of all domestic bank holding companies with risk-weighted assets of more than $100 billion, including KeyCorp, at December 31, 2008. As announced on May 7, 2009, under the SCAP assessment, KeyCorp’s regulators determined that it needed to generate $1.8 billion in additional Tier 1 common equity or contingent common equity (i.e., mandatorily convertible preferred shares). Information regarding the CAP and KeyCorp’s final SCAP assessment is included in the “Capital” section under the heading “Financial Stability Plan” on page 93.
Pursuant to the requirements of the SCAP assessment, KeyCorp submitted a comprehensive capital plan to the Federal Reserve Bank of Cleveland on June 1, 2009, describing KeyCorp’s action plan for raising the required amount of additional Tier 1 common equity from nongovernmental sources. In conjunction with its action plan, during the second quarter of 2009, KeyCorp completed various transactions to generate the additional capital, as discussed below.
Common stock offering. On May 11, 2009, KeyCorp launched a public “at-the-market” offering of up to $750 million in aggregate gross proceeds of its common shares, $1 par value. KeyCorp subsequently increased the aggregate gross sales price of the common shares to be issued to $1.0 billion on June 2, 2009, and on the same date, announced that it had successfully issued all $1.0 billion in additional common shares. In conjunction with the common stock offering, KeyCorp issued 205,438,975 common shares at an average price of $4.87 per share.
Series A Preferred Stock public exchange offer. On June 3, 2009, KeyCorp launched an offer to exchange KeyCorp’s common shares, $1 par value, for any and all outstanding shares of KeyCorp’s Series A Preferred Stock. In connection with the Series A Preferred Stock exchange offer, which expired on June 30, 2009, KeyCorp issued 29,232,025 common shares, or 3.67% of the issued and outstanding KeyCorp common shares at June 30, 2009, for 2,130,461 shares of the outstanding Series A Preferred Stock, representing $213 million aggregate liquidation preference. The exchange ratio for this exchange offer was 13.7210 common shares per share of Series A Preferred Stock.
Institutional capital securities exchange offer. On June 3, 2009, KeyCorp launched a separate offer to exchange KeyCorp’s common shares, $1 par value, for any and all institutional capital securities issued by the KeyCorp Capital I, KeyCorp Capital II, KeyCorp Capital III and KeyCorp Capital VII trusts. In connection with the institutional capital securities exchange offer, which expired on June 30, 2009, KeyCorp issued 46,338,101 common shares, or 5.81% of the issued and outstanding KeyCorp common shares at June 30, 2009, for $294 million aggregate liquidation preference of the outstanding capital securities in the aforementioned trusts. The exchange ratios for this exchange offer, which ranged from

132.5732 to 160.9818 common shares per $1,000 liquidation preference of capital securities, were based on the timing of each investor’s tender offer and the trust from which the capital securities were tendered.
In the aggregate, the Series A Preferred Stock and the institutional capital securities exchange offers generated $544 million of additional Tier 1 common equity. Both exchanges were conducted in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended.
On July 1, 2009, KeyCorp announced that it believes that it has now complied with the requirements of the SCAP assessment, having generated total Tier 1 common equity in excess of $1.8 billion. KeyCorp raised: (i) $1.5 billion of capital through the three transactions discussed above, (ii) $149 million of capital through other exchanges of Series A Preferred Stock, (iii) $125 million of capital through the sale of certain securities, and (iv) approximately $70 million of capital through the reduction of Key’s dividend and interest obligations on the exchanged securities through the SCAP assessment period, which ends on December 31, 2010. Successful completion of these transactions has strengthened KeyCorp’s capital framework, having improved KeyCorp’s Tier 1 common equity ratio, which will benefit Key should economic conditions worsen.
In an effort to further enhance its Tier 1 common equity, on July 8, 2009, KeyCorp commenced a separate, SEC-registered offer to exchange KeyCorp’s common shares, $1 par value, for any and all retail capital securities issued by the KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, KeyCorp Capital IX and KeyCorp Capital X trusts. As of July 21, 2009, holders of approximately $534 million aggregate liquidation preference of capital securities had indicated that they would be tendering securities in the retail capital securities exchange offer, subject to applicable withdrawal rights. As a result of the success of this exchange offer, management announced on July 22, 2009, that it would limit the total aggregate liquidation preference of capital securities that it will accept in this exchange offer to $500 million. In connection with this exchange offer, which expired on August 4, 2009, KeyCorp issued 81,278,214 common shares, or 9.25% of the issued and outstanding KeyCorp common shares at August 4, 2009. The exchange ratios for this exchange offer, which ranged from 3.8289 to 4.1518 common shares per $25 liquidation preference of capital securities, were based on the timing of each investor’s tender offer and the trust from which the capital securities were tendered. The retail capital securities exchange offer generated approximately $505 million of additional
Tier 1 common equity.
12. Employee Benefits
Pension Plans
The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2009	2008	2009	2008

Service cost of benefits earned	$13	$13	$25	$26
Interest cost on projected benefit obligation	14	16	29	32
Expected return on plan assets	(16)	(24)	(32)	(47)
Amortization of prior service cost	—	1	—	1
Amortization of losses	11	3	21	6

Net pension cost	$22	$9	$43	$18

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

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2009	2008	2009	2008

Service cost of benefits earned	—	$ 1	—	$ 1
Interest cost on accumulated postretirement benefit obligation	$ 1	1	$ 2	2
Expected return on plan assets	—	(1)	(1)	(2)
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(1)	(1)
Cumulative net gain	—	(1)	—	(1)

Net postretirement benefit income	—	$ (1)	—	$ (1)

13. Income Taxes
Lease Financing Transactions
During the second quarter of 2009, Key and the IRS resolved all outstanding federal income tax issues for tax years 1997-2003, including all outstanding lease in, lease out (“LILO”) and sale in, sale out (“SILO”) tax issues for all open tax years through the execution of closing agreements in the first and second quarter. Key and the IRS are currently completing the final tax calculations for the tax years 1997-2003 and the IRS is continuing its audits of Key’s 2004-2006 tax years. Key has deposited $2.0 billion with the IRS to cover the anticipated amount of taxes and associated interest cost due to the IRS for all tax years affected by the LILO/SILO tax settlement.
During 2009, Key will amend its state tax returns to reflect the impact of the settlement on prior years’ state tax liabilities. While the settlement with the IRS provides a waiver of federal tax penalties, management anticipates that certain statutory penalties under state tax laws will be imposed on Key. Although Key intends to vigorously defend its position against the imposition of any such penalties, Key accrued an additional $1 million of potential state tax penalties during the second quarter of 2009, and has a total of $32 million accrued for potential penalties in accordance with current accounting guidance.
Pursuant to FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” management updated its assessment of the timing of the tax payments associated with the LILO/SILO settlement during both the second and first quarters of 2009. As a result, Key recognized a $4 million ($2 million after tax) increase to earnings during the second quarter and a $5 million ($3 million after tax) increase during the first quarter.
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
Taylor litigation. On August 11, 2008, a purported class action case was filed against KeyCorp, its directors and certain employees (collectively, the “Key parties”), captioned Taylor v. KeyCorp et al., in the United States District Court for the Northern District of Ohio. On September 16, 2008, a second and related case was filed in the same district court, captioned Wildes v. KeyCorp et al. The plaintiffs in these cases seek to represent a class of all participants in Key’s 401(k) Savings Plan and allege that the Key parties breached fiduciary duties owed to them under the Employee Retirement Income Security Act (“ERISA”). On January 7, 2009, the Court consolidated the Taylor and Wildes lawsuits into a single action. Plaintiffs have since filed their consolidated complaint, which continues to name certain employees as defendants but no longer names any outside directors. Key strongly disagrees with the allegations contained in the complaints and the consolidated complaint, and intends to vigorously defend against them.

Madoff-related claims. In December 2008, Austin Capital Management, Ltd. (“Austin”), an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controls. The investment losses borne by Austin’s clients stem from investments that Austin made in certain Madoff-advised “hedge” funds. Several lawsuits, including putative class actions and direct actions, and one arbitration proceeding were filed against Austin seeking to recover losses incurred as a result of Madoff’s crimes. The lawsuits and arbitration proceeding allege various claims, including negligence, fraud, breach of fiduciary duties and violations of federal securities laws and the ERISA. In the event Key were to incur any liability for this matter, Key believes such liability would be covered under the terms and conditions of its insurance policy, subject to a $25 million self-insurance deductible and usual policy exceptions.
In April 2009, management made the decision to curtail Austin’s operations and expects that the related charges will not be material. Information regarding the Austin discontinued operations is included in Note 3 (“Acquisition and Divestiture”), on page 12.
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
Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at June 30, 2009. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 82 of Key’s 2008 Annual Report to Shareholders.

	Maximum Potential
June 30, 2009	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial guarantees:
Standby letters of credit	$13,093	$100
Recourse agreement with FNMA	706	6
Return guarantee agreement with LIHTC investors	213	62
Written interest rate caps (a)	188	31
Default guarantees	51	2

Total	$14,251	$201

(a)	As of June 30, 2009, the weighted-average interest rate on written interest rate caps was .6%, and the weighted-average strike rate was 5.0%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
Management determines the payment/performance risk associated with each type of guarantee described below based on the probability that Key could be required to make the maximum potential undiscounted future payments shown in the preceding table. Management uses a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and has determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2009, is low.
Standby letters of credit. Many of Key’s lines of business issue standby letters of credit to address clients’ financing needs. These instruments obligate Key to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At June 30, 2009, Key’s standby letters of credit had a remaining weighted-average life of approximately 1.9 years, with remaining actual lives ranging from less than one year to as many as nine years.

Recourse agreement with Federal National Mortgage Association. KeyBank participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KeyBank has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan KeyBank sells to FNMA. Accordingly, KeyBank maintains a reserve for such potential losses in an amount estimated by management to approximate the fair value of KeyBank’s liability. At June 30, 2009, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.8 years, and the unpaid principal balance outstanding of loans sold by KeyBank as a participant in this program was approximately $2.2 billion. As shown in the table on page 34, the maximum potential amount of undiscounted future payments that KeyBank could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at June 30, 2009. If KeyBank is required to make a payment, it would have an interest in the collateral underlying the related commercial mortgage loan.
Return guarantee agreement with LIHTC investors. KAHC, a subsidiary of KeyBank, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal low income housing tax credits under Section 42 of the Internal Revenue Code. In certain partnerships, investors paid a fee to KAHC for a guaranteed return that is based on the financial performance of the property and the property’s confirmed LIHTC status throughout a fifteen-year compliance period. If KAHC defaults on its obligation to provide the guaranteed return, Key is obligated to make any necessary payments to investors. These guarantees have expiration dates that extend through 2019, but there have been no new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 8 (“Variable Interest Entities”), which begins on page 26.
No recourse or collateral is available to offset Key’s guarantee obligation other than the underlying income stream from the properties. Any guaranteed returns that are not met through distribution of tax credits and deductions associated with the specific properties from the partnerships remain Key’s obligation.
As shown in the table on page 34, KAHC maintained a reserve in the amount of $62 million at June 30, 2009, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.
Written interest rate caps. In the ordinary course of business, Key “writes” interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At June 30, 2009, outstanding caps had a weighted-average life of approximately 1.6 years.
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

Liquidity facilities that support asset-backed commercial paper conduits. Key provides liquidity facilities to several unconsolidated third-party commercial paper conduits. These facilities obligate Key to provide funding if there is a credit market disruption or there are other factors that would preclude the issuance of commercial paper by the conduits. The liquidity facilities, all of which expire by November 10, 2010, obligate Key to provide aggregate funding of up to $728 million, with individual facilities ranging from $37 million to $100 million. The aggregate amount available to be drawn is based on the amount of current commitments to borrowers and totaled $547 million at June 30, 2009. At that date, $111 million had been drawn under these committed facilities. Management periodically evaluates Key’s commitments to provide liquidity.
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
In Heartland’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2009 (“Heartland’s 2008 Form 10-K”), Heartland reported that it expects the major card brands, including Visa and MasterCard, to assert claims seeking to impose fines, penalties, and/or other assessments against Heartland and/or certain card brand members, such as KeyBank, as a result of the alleged potential breach of the respective card brand rules and regulations and the Intrusion. Heartland also indicated that it is likely that the overall costs associated with the Intrusion will be material to it, and that it may need to seek financing in order to pay such costs. In Heartland’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2009 (“Earnings Release”), Heartland reported that it expensed a total of $19.4 million and $32.0 million for the three and six months ended June 30, 2009, respectively, related to the Intrusion. Heartland also indicated that $22.1 million of such charges relate to fines imposed by the card brands in April 2009 against the company and its sponsor banks and a settlement offer made by Heartland to resolve certain of the claims asserted against it. Heartland’s Earnings Release also reported the accrual of a $14.4 million reserve in connection with the settlement offer. Heartland further reported that the ultimate cost of resolving the claims that are the subject of the settlement offer may substantially exceed the amount that Heartland has accrued. Furthermore, even if the claims that are the subject of the settlement offer are resolved, Heartland indicated that most of the claims asserted against Heartland would still remain unresolved. Heartland continues to report that it is likely that the overall costs associated with the Intrusion will be material to it, and that they could have a material adverse effect on the results of its operations and financial condition.
KeyBank has received letters from both Visa and MasterCard assessing fines, penalties or assessments related to the Intrusion. KeyBank is in the process of pursuing appeals of such fines, penalties or assessments. Visa and MasterCard (as well as Heartland and KeyBank) are each still investigating the matter, and they may revise their respective assessments. Under its agreement with Heartland, KeyBank has certain rights of indemnification from Heartland for costs assessed against it by Visa and MasterCard and other associated costs, and KeyBank has notified Heartland of its indemnification rights. In the event that Heartland is unable to fulfill its indemnification obligations to KeyBank, the charges (net of any indemnification) could be significant, although it is not possible to quantify at this time. Accordingly, under applicable accounting rules, KeyBank has not established any reserve. For further information on Heartland and the Intrusion, please review Heartland’s 2008 Form 10-K, Heartland’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009, and Heartland’s Earnings Release.
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
At June 30, 2009, after taking into account the effects of bilateral collateral and master netting agreements, Key had $250 million of derivative assets and $107 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of such agreements, and a reserve for potential future losses, Key had derivative assets of $932 million and derivative liabilities of $423 million that were not designated as hedging instruments.
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
Key has used “pay fixed/receive variable” interest rate swaps as cash flow hedges to manage the interest rate risk associated with anticipated sales of certain commercial real estate loans. These swaps protected against a possible short-term decline in the value of the loans that could result from changes in interest rates between the time they were originated and the time they were sold. During the first quarter of 2009, these hedges were terminated. Therefore, Key did not have any of these hedges outstanding at March 31 or June 30, 2009.
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

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of Key’s derivative instruments on a gross basis as of March 31 and June 30, 2009, and the volume of Key’s derivative transaction activity during the second quarter of 2009. The volume of activity is represented by the change from March 31, 2009, to June 30, 2009, in the notional amounts of Key’s gross derivatives by type. The notional amounts are not affected by bilateral collateral and master netting agreements. Key’s derivative instruments are recorded in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the table below.

	June 30, 2009			March 31, 2009
		Fair Value			Fair Value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
in millions	Amount	Assets	Liabilities	Amount	Assets	Liabilities

Derivatives designated as hedging instruments:
Interest rate	$23,234	$561	$14	$22,279	$876	$14
Foreign exchange	2,550	68	324	2,309	46	434

Total	25,784	629	338	24,588	922	448
Derivatives not designated as hedging instruments:
Interest rate	78,564	1,664	1,525	85,314	2,284	2,075
Foreign exchange	7,317	222	193	9,513	422	380
Energy and commodity	2,155	533	562	1,896	721	751
Credit	7,012	94	99	7,142	171	173
Equity	—	—	—	1	1	—

Total	95,048	2,513	2,379	103,866	3,599	3,379

Netting adjustments (a)	N/A	(1,960)	(2,187)	N/A	(2,814)	(2,895)

Total derivatives	$120,832	$1,182	$530	$128,454	$1,707	$932

(a)	Netting adjustments represent the amounts recorded to convert Key’s derivative assets and liabilities from a gross basis to a net basis in accordance with Key’s January 1, 2008, adoption of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation 39.” The net basis takes into account the impact of master netting agreements that allow Key to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral.
N/A = Not Applicable
Fair value hedges. These hedging instruments are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of a hedging instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recognized in “other income” on the income statement with no corresponding offset. During the six-month period ended June 30, 2009, Key did not exclude any portion of hedging instruments from the assessment of hedge effectiveness. While some ineffectiveness is present in Key’s hedging relationships, all of Key’s fair value hedges remained “highly effective” during the second quarter.
The following table summarizes the pre-tax net gains (losses) on Key’s fair value hedges during the six-month period ended June 30, 2009, and where they are recorded on the income statement.

		Net Gains			Net Gains
Six months ended June 30, 2009	Income Statement Location	(Losses)		Income Statement Location	(Losses)
in millions	of Net Gains (Losses) on Derivative	on Derivative	Hedged Item	of Net Gains (Losses) on Hedged Item	on Hedged Item

Interest rate	Other income	$(437)	Long-term debt	Other income	$439	(a)
Interest rate	Interest expense — Long-term debt	112
Foreign exchange	Other income	66	Long-term debt	Other income	(69	) (a)
Foreign exchange	Interest expense — Long-term debt	12	Long-term debt	Interest expense — Long-term debt	(31	) (b)

Total		$(247)			$339

(a)	Net gains on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net losses on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.
Cash flow hedges. These hedging instruments are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. The amounts are reclassified into earnings in the same period in which the hedged transaction impacts earnings, such as when Key pays variable-rate interest on debt, receives variable-rate interest on commercial loans or sells commercial real estate loans. The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the six-month period ended June 30, 2009, Key did not exclude any portion of its hedging instruments from the assessment of hedge effectiveness. While some ineffectiveness is present in Key’s hedging relationships, all of Key’s cash flow hedges remained “highly effective” during the first half of 2009.
The following table summarizes the pre-tax net gains (losses) on Key’s cash flow hedges during the six-month period ended June 30, 2009, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in “other comprehensive income (loss)” (“OCI”) during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recorded directly in income, representing the amount of hedge ineffectiveness.

				Income Statement
			Net Gains	Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
Six months ended June 30, 2009	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$102	Interest income — Loans	$233	Other income	$(1)
Interest rate	25	Interest expense — Long-term debt	(9)	Other income	1
Interest rate	4	Net (losses) gains from loan securitizations and sales	5	Other income	—

Total	$131		$229		—

The after-tax change in AOCI resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2009	of Gains to	June 30,
in millions	2008	Hedging Activity	Net Income	2009

Accumulated other comprehensive income resulting from cash flow hedges	$238	$82	$(143)	$177

Given the interest rates, yield curves and notional amounts as of June 30, 2009, management would expect to reclassify an estimated $37 million of net losses on derivative instruments from AOCI to earnings during the next twelve months. The maximum length of time over which forecasted transactions are hedged is nineteen years.
Nonhedging instruments. Key’s derivatives that are not used in hedging relationships are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income” on the income statement.
The following table summarizes the pre-tax net gains (losses) on Key’s derivative instruments that are not used in hedging relationships for the six-month period ended June 30, 2009, and where they are recorded on the income statement.

Six months ended June 30, 2009	Net Gains
in millions	(Losses)	(a)

Interest rate	$15
Foreign exchange	31
Energy and commodity	4
Credit	(23)
Equity (b)	—

Total	$27

(a)	Recorded in investment banking and capital markets income on the income statement.

(b)	Key enters into equity contracts to accommodate the needs of clients and offsets these positions with third parties. Key did not enter into any new equity contracts during the six months ended June 30, 2009.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Key uses several means to mitigate and manage exposure to credit risk on derivative contracts. Key generally enters into bilateral collateral and master netting agreements using standard forms published by the International Swaps and Derivatives Association (“ISDA”). These agreements provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, management monitors credit risk exposure to the counterparty on each contract to determine appropriate limits on Key’s total credit exposure across all product types. Management reviews Key’s collateral positions on a daily basis and exchanges collateral with its counterparties in accordance with ISDA and other related agreements. Key generally holds collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or the Government National Mortgage Association. The cash collateral netted against derivative assets on the balance sheet totaled $533 million at June 30, 2009, $974 million at December 31, 2008, and $196 million at June 30, 2008. The cash collateral netted against derivative liabilities totaled $759 million at June 30, 2009, $586 million at December 31, 2008, and $531 million at June 30, 2008.
At June 30, 2009, the largest gross exposure to an individual counterparty was $308 million, which was secured with $37 million in collateral. Additionally, Key had a derivative liability of $348 million with this counterparty whereby Key pledged $95 million in collateral. After taking into account the effects of a master netting agreement and collateral, Key had a net exposure of $18 million.
The following table summarizes the fair value of Key’s derivative assets by type. These assets represent Key’s gross exposure to potential loss after taking into account the effects of master netting agreements and other means used to mitigate risk.

	June 30,	December 31,	June 30,
in millions	2009	2008	2008

Interest rate	$1,365	$2,333	$693
Foreign exchange	141	279	245
Energy and commodity	183	214	889
Credit	26	42	37
Equity	—	2	25

Derivative assets before cash collateral	1,715	2,870	1,889
Less: Related cash collateral	533	974	196

Total derivative assets	$1,182	$1,896	$1,693

Key enters into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, Key manages counterparty credit exposure and credit risk in a different manner for each group.
Key enters into transactions with broker-dealers and banks for purposes of asset/liability management, risk management and proprietary trading purposes. These types of transactions generally are high dollar volume. Key generally enters into bilateral collateral and master netting agreements with these counterparties. At June 30, 2009, after taking into account the effects of master netting agreements, Key had gross exposure of $1.3 billion to broker-dealers and banks. Key had net exposure of $246 million after the application of master netting agreements and cash collateral. Key’s net exposure to broker-dealers and banks at June 30, 2009, was reduced to $72 million by $174 million of additional collateral held in the form of securities.
Additionally, Key enters into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. Key generally enters into master netting agreements with these counterparties. In addition, Key mitigates its overall portfolio exposure and market risk by entering into offsetting positions with other banks. Due to the smaller size and magnitude of the individual contracts with clients, collateral is generally not exchanged on these derivative transactions. In order to address the risk of default associated with the uncollateralized contracts, Key has established a reserve (included in “derivative assets”) in the amount of $52 million at June 30, 2009, which management estimates to be the potential future losses on amounts due from client counterparties in the event of default. At June 30, 2009, after taking into account the effects of master netting agreements, Key had gross exposure of $1.1 billion to these counterparties. Key had net exposure of $937 million on its derivatives with clients after the application of master netting agreements, cash collateral and the related reserve.
Credit Derivatives
Key is both a buyer and seller of credit protection through the credit derivative market. Key purchases credit derivatives to manage the credit risk associated with specific commercial lending obligations. Key also sells credit derivatives, mainly index credit default swaps, to diversify the concentration risk within its loan portfolio. In addition, Key has entered into derivatives for proprietary trading purposes.
The following table summarizes the fair value of Key’s credit derivatives purchased and sold by type as of June 30, 2009, and December 31, 2008. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	June 30, 2009			December 31, 2008
in millions	Purchased	Sold	Net	Purchased	Sold	Net

Single name credit default swaps	$60	$(36)	$24	$155	$(104)	$51
Traded credit default swap indices	11	(18)	(7)	34	(47)	(13)
Other	—	(11)	(11)	—	(8)	(8)

Total credit derivatives	$71	$(65)	$6	$189	$(159)	$30

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
A traded credit default swap index represents a position on a basket or portfolio of reference entities. As a seller of protection on a credit default swap index, Key would be required to pay the purchaser if one or more of the entities in the index has a credit event. For a credit default swap index, the notional amount represents the maximum amount that a seller could be required to pay under the credit derivative. Upon a credit event, the amount payable is based on the percentage of the notional amount allocated to the specific defaulting entity.
The following table provides information on the types of credit derivatives sold by Key and held on the balance sheet at June 30, 2009, and December 31, 2008. This table includes derivatives sold both to diversify Key’s credit exposure and for proprietary trading purposes. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using the credit ratings matrix provided by Moody’s Investors Service, Inc. (“Moody’s”), specifically Moody’s “Idealized” Cumulative Default Rates, except as noted. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability of Key having to make a payment under the credit derivative contracts.

	June 30, 2009				December 31, 2008
		Average	Payment /			Average	Payment /
	Notional	Term	Performance		Notional	Term	Performance
dollars in millions	Amount	(Years)	Risk		Amount	(Years)	Risk

Single name credit default swaps	$1,548	2.38		5.16%	$1,476	2.44		4.75%
Traded credit default swap indices	1,703	1.74	6.59		1,759	1.51	4.67
Other	50	1.50	Low	(a)	59	1.50	Low	(a)

Total credit derivatives sold	$3,301	—	—		$3,294	—	—

(a)	The other credit derivatives are not referenced to an entity’s debt obligation. Management determined the payment/performance risk based on the probability that Key could be required to pay the maximum amount under the credit derivatives. Key has determined that the payment/performance risk associated with the other credit derivatives is low (i.e., less than or equal to 30% probability of payment).
Credit Risk Contingent Features
Key has entered into certain derivative contracts that require Key to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is generally based on thresholds related to Key’s long-term senior unsecured credit ratings with Moody’s and Standard and Poor’s Ratings Services, a Division of The McGraw-Hill Companies, Inc. (“S&P”). The collateral to be posted is also based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that Key has signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with Key if Key’s ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2009, KeyBank’s ratings with Moody’s and S&P were “A2” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. Upon a downgrade of Key’s ratings, Key could be required to post additional collateral under those ISDA Master Agreements where Key is in a net liability position. As of June 30, 2009, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on Key’s ratings) that were in a net liability position totaled $935 million, which includes $759 million in derivative assets and $1.7 billion in derivative liabilities. Key had $975 million in cash and securities collateral posted to cover those positions as of June 30, 2009.
The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2009. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of June 30, 2009, and take into account all collateral already posted. At June 30, 2009, KeyCorp did not have any derivatives in a net liability position that contained credit risk contingent features.

June 30, 2009
in millions	Moody’s	S&P

KeyBank’s long-term senior unsecured credit ratings	A2	A-

One rating downgrade	$33	$26
Two rating downgrades	59	39
Three rating downgrades	72	45

If KeyBank’s ratings had been downgraded below investment-grade as of June 30, 2009, payments of up to $80 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. To be downgraded below investment-grade, KeyBank’s long-term senior unsecured credit rating would need to be downgraded five ratings by Moody’s and four ratings by S&P. At the time of filing of this report on August 10, 2009, KeyCorp’s and KeyBank’s ratings at June 30, 2009, remained unchanged.

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
Valuation adjustments, such as those pertaining to counterparty and Key’s own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value. Credit valuation adjustments are made when market pricing is not indicative of the counterparty’s credit quality. Most classes of derivative contracts are valued using internally developed models based on market-standard derivative pricing conventions, which rely primarily on observable market inputs, such as interest rate yield curves and volatilities. Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. In determining the fair value of derivatives, management considers the impact of master netting and cash collateral exchange agreements and, when appropriate, establishes a default reserve to reflect the credit quality of the counterparty.
Liquidity valuation adjustments are made when management is unable to observe recent market transactions for identical or similar instruments. Management adjusts the fair value to reflect the uncertainty in the pricing and trading of the instrument. Liquidity valuation adjustments are made based on the following factors:
♦	the amount of time since the last relevant valuation;

♦	whether there is an actual trade or relevant external quote available at the measurement date; and

♦	volatility associated with the primary pricing components.
Key ensures that fair value measurements are accurate and appropriate through its various controls, including:
♦	an independent review and approval of valuation models;

♦	a detailed review of profit and loss conducted on a regular basis; and

♦	a validation of valuation model components against benchmark data and similar products, where possible.
Management reviews any changes to valuation methodologies to ensure they are appropriate and justified, and refines valuation methodologies as more market-based data becomes available.
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
Qualitative Disclosures of Valuation Techniques
Loans. Loans recorded as trading account assets are valued based on market spreads for identical or similar assets. Generally, these loans are classified as Level 2 since the fair value recorded is based on observable market data. Key corroborates these inputs periodically through a pricing service, which obtains data about actual transactions in the marketplace for identical or similar assets. However, at June 30, 2009, Key valued the loans using an internal cash flow model because market data was not readily available for these loans. The most significant inputs to Key’s internal model are actual and projected financial results for the individual borrowers. Accordingly, these loans were classified as Level 3 at June 30, 2009.
Securities (trading and available for sale). Securities are classified as Level 1 where quoted market prices are available in an active market. Level 1 instruments include highly liquid government bonds, securities issued by the U.S. Treasury and exchange-traded equity securities. In the absence of availability of quoted prices, management determines fair value using pricing models or quoted prices of similar securities. These instruments include municipal bonds and certain agency collateralized mortgage obligations, and are classified as Level 2. Inputs to the pricing models include actual trade data (i.e., spreads, credit ratings and interest rates) for comparable assets, spread tables, matrices, high-grade scales, option-adjusted spreads and standard inputs, such as yields, broker/dealer quotes, bids and offers. Where there is limited activity in the market for a particular instrument, management uses internal models based on certain assumptions to determine fair value. Such instruments include certain mortgage-backed securities and certain commercial paper, and are classified as Level 3. Inputs for the Level 3 internal models include expected cash flows from the underlying loans, which takes into account expected default and recovery percentages, and discount rates commensurate with current market conditions.
Private equity and mezzanine investments. Valuations of private equity and mezzanine investments held primarily within Key’s Real Estate Capital and Corporate Banking Services line of business are based primarily on management’s judgment because of the lack of readily determinable fair values, inherent illiquidity and the long-term nature of these assets. These investments are initially valued based upon the transaction price. The carrying amount is then adjusted based upon the estimated future cash flows associated with the investments. Inputs used in determining future cash flows include, but are not limited to, the cost of build-out, future selling prices, current market outlook and operating performance of the particular investment. Private equity and mezzanine investments are classified as Level 3.
Principal investments. Principal investments made by Key Principal Partners, LLC, an affiliate of Key, include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). These investments include both equity securities and those made in privately held companies. When quoted prices are available in an active market, which is the case for most equity securities, they are used in the valuation process and the related investments are classified as Level 1 assets. However, in most cases, quoted market prices are not available, and management must rely upon other sources and inputs, such as statements from the investment manager, price/earnings ratios and multiples of earnings before interest, tax, depreciation and amortization, to perform the asset valuations. These investments are classified as Level 3 assets since management’s assumptions impact the overall determination of fair value.
Derivatives. Exchange-traded derivatives are valued using quoted prices and, therefore, are classified as Level 1. However, only a few types of derivatives are exchange-traded, so the majority of Key’s derivative positions are valued using internally-developed models based on market convention that uses observable market inputs, such as interest rate curves, yield curves, the LIBOR discount rates and curves, index pricing curves, foreign currency curves and volatility curves. These derivative contracts are classified as Level 2 and include interest rate swaps, options and credit default swaps. In addition, Key has a few customized derivative instruments that are classified as Level 3. These derivative positions are valued using internally developed models. Inputs to the models consist of market available data such as bond spreads and property values, as well as management assumptions such as loss probabilities and proxy prices. Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. In order to reflect the actual exposure on Key’s derivative contracts related to both counterparty and Key’s own creditworthiness, management records a fair value adjustment in the form of a reserve. The credit component is valued on a counterparty-by-counterparty basis, and considers master netting agreements and collateral.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). The following table shows Key’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009.

June 30, 2009				Netting
in millions	Level 1	Level 2	Level 3	Adjustments (a)	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments	—	$254	—	—	$254
Trading account assets:
US Treasury, agencies and corporations	$21	—	—	—	21
Other mortgage-backed securities	—	—	$66	—	66
Other securities	37	594	24	—	655

Total trading account securities	58	594	90	—	742
Other trading account assets	—	—	29	—	29

Total trading account assets	58	594	119	—	771
Securities available for sale
US Treasury, agencies and corporations	—	1,710	—	—	1,710
States and political subdivisions	—	86	—	—	86
Collateralized mortgage obligations	—	8,523	—	—	8,523
Other mortgage-backed securities	—	1,599	—	—	1,599
Other securities	57	12	—	—	69

Total securities available for sale	57	11,930	—	—	11,987
Other investments	—	3	1,073	—	1,076
Derivative assets	—	3,051	91	$(1,960)	1,182
Accrued income and other assets	3	85	—	—	88

Total assets on a recurring basis at fair value	$118	$15,917	$1,283	$(1,960)	$15,358

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements	—	$361	—	—	$361
Bank notes and other short-term borrowings	$53	317	—	—	370
Derivative liabilities	164	2,532	$21	$(2,187)	530

Total liabilities on a recurring basis at fair value	$217	$3,210	$21	$(2,187)	$1,261

(a)	Netting adjustments represent the amounts recorded to convert Key’s derivative assets and liabilities from a gross basis to a net basis in accordance with Key’s January 1, 2008, adoption of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation 39.” The net basis takes into account the impact of master netting agreements that allow Key to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral.
Changes in Level 3 Fair Value Measurements
The following table shows the change in the fair values of Key’s Level 3 financial instruments for the six months ended June 30, 2009. An instrument is classified as Level 3 if unobservable inputs are significant relative to the overall fair value measurement of the instrument. In addition to unobservable inputs, Level 3 instruments also may have inputs that are observable within the market. Management mitigates the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments through the use of securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of Key’s risk management activities.

	Trading Account Assets
	Other				Other
	Mortgage-				Trading
	Backed		Other		Account	Other		Derivative
in millions	Securities		Securities		Assets	Investments		Instruments	(a)

Balance at December 31, 2008	$67		$758		$31	$1,134		$15
(Losses) gains:
Included in earnings	(1)	(b)	(1)	(b)	—	(96	) (c)	(13	) (b)
Included in other comprehensive income (loss)	—		(733)		—	—		—
Purchases, sales, issuances and settlements	—				(2)	35		(1)
Net transfers into Level 3	—		—		—	—		69

Balance at June 30, 2009	$66		$24		$29	$1,073		$70

Unrealized losses included in earnings	$(1	) (b)	$(1	) (b)	—	$(93	) (c)	$(2	) (b)

(a)	Amount represents Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income” on the income statement.

(c)	Other investments consist of principal investments, and private equity and mezzanine investments. Realized and unrealized gains and losses on principal investments are reported in “losses from principal investments” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income” on the income statement.
Assets Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of applying other accounting pronouncements that require assets or liabilities to be assessed for impairment, or recorded at the lower of cost or fair value. The following table presents Key’s assets measured at fair value on a nonrecurring basis at June 30, 2009.

June 30, 2009
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Securities available for sale — Retained interests in securitizations	—	—	$19	$19
Impaired loans	—	$20	735	755
Loans held for sale	—	36	247	283
Goodwill and other intangible assets	—	—	—	—
Accrued income and other assets	—	9	63	72

Total assets on a nonrecurring basis at fair value	—	$65	$1,064	$1,129

Management typically adjusts the carrying amount of Key’s impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral or the loan’s observable market price. Cash flow analysis considers internally- developed inputs such as discount rates, default rates, costs of foreclosure and changes in real estate values. The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations and assessments provided by third party appraisers. Impaired loans with a specifically allocated allowance based on cash flow analysis or the underlying collateral are classified as Level 3, while those with a specifically allocated allowance based on an observable market price that reflects recent sale transactions for similar loans and collateral are classified as Level 2.
Through a quarterly analysis of Key’s commercial loan portfolios held for sale, management determined that certain adjustments were necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. After adjustments, these loans totaled $283 million at June 30, 2009. The valuations of commercial mortgage and construction loans are performed using internal models that rely on market data from sales or nonbinding bids of similar assets, including credit spreads, treasury rates, interest rate curves and risk profiles, as well as management’s own assumptions about the exit market for the loans and details about individual loans within the respective portfolios. Therefore, Key has classified these loans as Level 3. The inputs related to management’s assumptions and other internal loan data include changes in real estate values, costs of foreclosure, prepayment rates, default rates and discount rates. Key’s loans held for sale, which are measured at fair value on a nonrecurring basis, include the remaining $65 million of commercial real estate loans transferred from the loan portfolio to held-for-sale status in June 2008. The fair value of these loans was measured using inputs such as letters of intent, where available, or third-party appraisals. The valuation of commercial leases is performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as management’s own assumptions about the exit market for the leases and details about the individual leases in the portfolio. These leases have been classified as Level 3. The inputs related to management’s assumptions include changes in value of leased items and internal credit ratings. In addition, commercial leases may be valued using nonbinding bids when they are available and current. The leases valued under this methodology are classified as Level 2. Additionally, during the first half of 2009, Key transferred $86 million of commercial loans from held for sale to the loan portfolio at their current fair value.
During the first quarter of 2009, a review of impairment indicators prompted management to review and evaluate the carrying amount of the goodwill and other intangible assets assigned to Key’s Community Banking and National Banking reporting units. Fair value of Key’s reporting units is determined using both a discounted cash flow method (income approach) and a historical publicly traded company method (market approach), which are weighted equally. Inputs used include market-available data, such as industry, historical and expected growth rates and peer valuations, as well as internally-driven inputs, such as forecasted earnings and market participant insights. Since this valuation uses a significant number of unobservable inputs, Key has classified these assets as Level 3. The first quarter 2009 review indicated that the estimated fair value of the Community Banking unit was greater than its carrying amount, while the estimated fair value of the National Banking unit was less than its carrying amount, reflecting continued weakness in the financial markets and requiring additional impairment testing. Based on the results of additional impairment testing for the National Banking unit, Key recorded an after-tax noncash accounting charge of $187 million, or $.38 per common share, during the first quarter of 2009. Consequently, Key has now written off all of the goodwill that had been assigned to the National Banking unit.
During the second quarter of 2009, based on a review of impairment indicators, management determined that a further review of goodwill and other intangible assets for Key’s Community Banking unit was necessary. This further review indicated that the estimated fair value of the Community Banking unit was greater than its carrying amount at June 30, 2009; therefore, no further impairment testing was required. The goodwill assigned to the Community Banking unit is recorded at cost on Key’s balance sheet and, therefore, not included in the preceding table. A review of other intangible assets in the National Banking unit did not identify any impairment of these assets as of June 30, 2009.
Other real estate owned and other repossessed properties are valued based on inputs such as appraisals and third-party price opinions, less estimated selling costs. Therefore, Key has classified these assets as Level 3. Assets that are acquired through, or in lieu of, loan foreclosures are recorded as held for sale initially at the lower of the loan balance or fair value upon the date of foreclosure. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. These adjusted assets, which totaled $58 million at June 30, 2009, are considered to be nonrecurring items in the fair value hierarchy.
Education lending-related servicing rights and residual interests are valued using a discounted cash flow analysis with internally-developed inputs such as discount rates, prepayment rates and default rates. Therefore, Key has classified these assets as Level 3. Current market conditions, including lower prepayments, interest rates and expected recovery rates, have impacted Key’s modeling assumptions and consequently resulted in write-downs of these assets. Education lending-related servicing rights are included in “accrued income and other assets” and education lending-related residual interests are included in the “retained interests in securitizations” component of “securities available for sale” in the preceding table.
Fair Value Disclosures of Financial Instruments
Effective June 30, 2009, Key adopted Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This guidance amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments in interim financial statements of publicly traded companies. The carrying amount and fair value of Key’s financial instruments at June 30, 2009, and December 31, 2008, are shown in the following table.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
in millions	Amount	Value	Amount	Value

ASSETS
Cash and short-term investments (a)	$4,210	$4,210	$6,478	$6,478
Trading account assets (b)	771	771	1,280	1,280
Securities available for sale (b)	12,015	12,174	8,217	8,437
Held-to-maturity securities (c)	25	25	25	25
Other investments (d)	1,450	1,450	1,526	1,526
Loans, net of allowance (e)	68,304	59,672	74,701	65,860
Loans held for sale (e)	909	909	1,027	1,027
Servicing assets (f)	255	439	265	452
Derivative assets (g)	1,182	1,182	1,896	1,896

LIABILITIES
Deposits with no stated maturity (a)	$38,711	$38,711	$37,388	$37,388
Time deposits (f)	29,173	30,072	27,872	28,528
Short-term borrowings (a)	3,240	3,240	10,034	10,034
Long-term debt (f)	13,462	11,786	14,995	12,859
Derivative liabilities (g)	530	530	1,038	1,038

Valuation Methods and Assumptions
(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)	Fair values of trading securities and securities available for sale are determined based on quoted prices when available in an active market. If quoted prices are not available, management determines fair value using pricing models, quoted prices of similar securities or discounted cash flows. Where there is limited activity in the market for a particular instrument, management must make assumptions to determine fair value.
(c)	Fair values of held-to-maturity securities are determined through the use of models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. The valuations derived from the models are reviewed by management for reasonableness to ensure they are consistent with the values placed on similar securities traded in the secondary markets.
(d)	Fair values of most instruments categorized as other investments are determined by considering the issuer’s recent financial performance and future potential, the values of companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, management’s knowledge of the industry and other relevant factors.
(e)	The fair value of the loans is based on the present value of the expected cash flows from the loans. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount was applied to certain loans using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value. In some cases, as with loans held for sale, fair values are determined based on nonbinding quotes, when available.
(f)	Fair values of servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.
(g)	Information pertaining to Key’s methodology for measuring the fair values of derivative assets and liabilities is included in Note 15 (“Derivatives and Hedging Activities”), which begins on page 37.
Residential real estate mortgage loans with carrying amounts of $1.8 billion at June 30, 2009, and $1.9 billion at December 31, 2008, are included in the amount shown for “Loans, net of allowance.”
For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.
Management uses valuation methods based on exit market prices in accordance with SFAS No. 157. In certain instances, management determines fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. If management were to use different assumptions, the fair values shown in the preceding table could change significantly. Also, because SFAS No. 107, as amended, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of Key as a whole.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of June 30, 2009 and 2008, and the related condensed consolidated statements of income, changes in equity and cash flows for the three- and six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of Key’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended not presented herein, and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Cleveland, Ohio
August 10, 2009

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2009 and 2008. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 49. A description of Key’s business is included under the heading “Description of Business” on page 16 of Key’s 2008 Annual Report to Shareholders.
Terminology
This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.
♦	KeyCorp refers solely to the parent holding company.

♦	KeyBank refers to KeyCorp’s subsidiary bank, KeyBank National Association.

♦	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

♦	In April 2009, management made the decision to curtail the operations of Austin Capital Management, Ltd., an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of this decision, Key has accounted for this business as a discontinued operation. We use the phrase continuing operations in this document to mean all of Key’s business other than Austin.

♦	Key engages in capital markets activities primarily through business conducted by the National Banking group. These activities encompass a variety of products and services. Among other things, Key trades securities as a dealer, enters into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conducts transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As a result of the Supervisory Capital Assessment Program (“SCAP”), the banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Key’s capital adequacy using the Tier 1 common equity measure. You will find a more detailed explanation of total capital, Tier 1 capital and Tier 1 common equity and how they are calculated in the section entitled “Capital,” which begins on page 87.
Forward-looking statements
This report and other reports filed by Key under the Securities Exchange Act of 1934, as amended, or registration statements filed by Key under the Securities Act of 1933, as amended, contain statements that are considered “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about Key’s long-term goals, financial condition, results of operations, earnings, levels of net loan charge-offs and nonperforming assets, interest rate exposure and profitability. These statements usually can be identified by the use of forward-looking language such as “goal,” “ objective,” “plan,” “will likely result,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “believes,” “estimates” or other similar words, expressions or conditional verbs such as “will,” “would,” “could” and “should.”

Forward-looking statements express management’s current expectations, forecasts of future events or long-term goals and, by their nature, are subject to assumptions, risks and uncertainties. Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including the following factors:
♦	Although management believes Key has fulfilled the requirement to generate $1.8 billion of additional Tier 1 common equity pursuant to the United States government’s SCAP, a component of the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Assistance Program (“CAP”), there can be no assurance that the regulators, including the U.S. Treasury and the Board of Governors of the Federal Reserve (“Federal Reserve”), will not require Key to generate additional capital, including Tier 1 common equity, in the future. Future capital raising and augmentation efforts may be dilutive to KeyCorp common shareholders and reduce the market price of KeyCorp’s common shares.

♦	The credit ratings of KeyCorp and KeyBank are essential to maintaining liquidity. Further downgrades from the major credit ratings agencies could mean that Key’s debt ratings fall below investment-grade, which, in turn, could have an adverse effect on access to liquidity sources, cost of funds, access to investors, and collateral or funding requirements.

♦	Unprecedented volatility in the stock markets, public debt markets and other capital markets, including continued disruption in the fixed income markets, has affected and could continue to affect Key’s ability to raise capital or other funding for liquidity and business purposes, as well as revenue from client-based underwriting, investment banking and other capital markets-driven businesses.

♦	Interest rates could change more quickly or more significantly than management expects, which may have an adverse effect on Key’s financial results.

♦	Trade, monetary and fiscal policies of various governmental bodies may affect the economic environment in which Key operates, as well as its financial condition and results of operations.

♦	Changes in foreign exchange rates, equity markets, and the financial soundness of bond insurers, sureties and even other unrelated financial companies have the potential to affect current market values of financial instruments which, in turn, could have a material adverse effect on Key.

♦	Asset price deterioration has had (and may continue to have) a negative effect on the valuation of many of the asset categories represented on Key’s balance sheet.

♦	The Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009, the Financial Stability Plan (“FSP”) announced on February 10, 2009, by the Secretary of the U.S. Treasury, in coordination with other financial institution regulators, and other initiatives undertaken by the U.S. government may not have the intended effect on the financial markets; the current extreme volatility and limited credit availability may persist. If these actions fail to help stabilize the financial markets and the current financial market and economic conditions continue or deteriorate further, Key’s business, financial condition, results of operations, access to credit and the market price of KeyCorp’s common shares could all suffer a material decline.

♦	The terms of the Capital Purchase Program (“CPP”), pursuant to which KeyCorp issued Fixed-Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) and a warrant to purchase common shares of KeyCorp to the U.S. Treasury, may limit KeyCorp’s ability to return capital to shareholders and could be dilutive to KeyCorp common shares. If KeyCorp is unable to redeem such Series B Preferred Stock within five years, the dividend rate will increase substantially. In addition, redemption of the warrant could prove to be difficult or costly.

♦	Key’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.

♦	The problems in the housing markets, including issues related to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, and related conditions in the financial markets, or other issues, such as the price volatility of oil or other commodities, could cause general economic conditions to deteriorate further. In addition, these problems may inflict further damage on the local economies or industries in which Key has significant operations or assets, and, among other things, may materially impact credit quality in existing portfolios and/or Key’s ability to generate loans in the future.

♦	Increases in interest rates or further weakening economic conditions could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans. Additionally, Key’s allowance for loan losses may be insufficient if the estimates and judgments management used to establish the allowance prove to be inaccurate.

♦	Key may face increased competitive pressure due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies.

♦	Key may become subject to new or heightened legal standards and regulatory requirements, practices or expectations, which may impede its profitability or affect Key’s financial condition, including new regulations and programs imposed in connection with the Troubled Asset Relief Program (“TARP”) provisions of the EESA, such as the FSP and the CPP, being implemented and administered by the U.S. Treasury in coordination with other federal regulatory agencies, further laws enacted by the U.S. Congress in an effort to strengthen the fundamentals of the economy, or other regulations promulgated by federal regulators to mitigate the systemic risk presented by the current financial crisis, such as the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”).

♦	It could take Key longer than anticipated to implement strategic initiatives, including those designed to grow revenue or manage expenses; Key may be unable to implement certain initiatives; or the initiatives Key employs may be unsuccessful.

♦	Increases in deposit insurance premiums imposed on KeyBank due to the FDIC’s restoration plan for the Deposit Insurance Fund established on October 7, 2008, and continued difficulties experienced by financial institutions may have an adverse effect on Key’s results of operations.

♦	Acquisitions and dispositions of assets, business units or affiliates could adversely affect Key in ways that management has not anticipated.

♦	Key is subject to voluminous and complex rules, regulations and guidelines imposed by a number of government authorities; regulatory requirements appear to be expanding in the current environment. Implementing and monitoring compliance with these requirements is a significant task, and failure to effectively do so may result in penalties or related costs that could have an adverse effect on Key’s results of operations.

♦	Key may have difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position.

♦	Key may experience operational or risk management failures due to technological or other factors.

♦	Changes in accounting principles or in tax laws, rules and regulations could have an adverse effect on Key’s financial results or capital.

♦	Key may become subject to new legal obligations or liabilities, or the unfavorable resolution of pending litigation may have an adverse effect on Key’s financial results or capital.

♦	Terrorist activities or military actions could disrupt the economy and the general business climate, which may have an adverse effect on Key’s financial results or condition and that of its borrowers.

♦	Key has leasing offices and clients throughout the world. Economic and political uncertainties resulting from terrorist attacks, military actions or other events that affect countries in which Key operates may have an adverse effect on those leasing clients and their ability to make timely payments.

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
Long-term goals
Key’s long-term financial goal is to achieve a return on average common equity at or above the respective median of its peer group. The strategy for achieving this goal is described under the heading “Corporate strategy” on page 18 of Key’s 2008 Annual Report to Shareholders.
Economic overview
During the second quarter of 2009, the United States economy showed signs of moderate improvement after experiencing the worst two consecutive quarters of contraction in more than 50 years. Consumers were constrained by further job losses in the second quarter, although the pace of job losses slowed as the quarter progressed. During the current quarter, 1.3 million Americans lost their jobs compared to 2.1 million in the first quarter of 2009. The unemployment rate reached 9.5%, its highest level in 26 years. The average unemployment rate rose to 9.3%, substantially higher than the average rate of 8.1% for the first quarter of 2009 and the average rate of 5.8% for all of 2008. Since the recession began in December 2007, 6.4 million jobs have been lost.
Even in the face of continued job losses, consumers began to show more confidence as spending continued to show modest improvement. Spending rose at an average monthly rate of .1% for the quarter, compared to an average monthly increase of .4% in the first quarter of 2009 and an average monthly decline of .1% for all of 2008. The continuation of price discounts offered by retailers fueled the demand for products and services. Consumer prices in June 2009 fell 1.4% from June 2008, compared to an annual increase of 5% in June 2008 compared to June 2007. While businesses continued to reduce headcount and fixed investment, they were also successful in reducing inventory levels to better align with sales, thereby creating the potential for future increases in orders.
Housing continued to drag on consumer wealth, confidence and spending levels; however, real estate prices began to show some signs of stabilization during the second quarter. Historically low mortgage rates, the slowed pace of foreclosures and perceived values by home buyers spurred activity in the housing market. Foreclosures increased by 33% in June 2009 from one year ago, which compares favorably to the 46% annual increase reported in March 2009. Existing homes sales rose by 7% and new home sales rose by 16% over the second quarter of 2008. While median prices in June 2009 for new and existing homes continued to decline year-over-year, prices rose on a linked-quarter basis. The median price of existing and new homes rose by 7% and 1%, respectively, from March 2009. Home building activity in June 2009 declined by 46% from the same month in 2008, but improved modestly from the first quarter, rising more than 12%.

The Federal Reserve held the federal funds target rate near zero during the second quarter of 2009 as the downside risks to the economy remained elevated. In general, other market interest rates increased for much of the quarter before declining slightly off their highs during the final days of the quarter. Much of the rise in interest rates was due to increased near-term economic optimism and heightened fears of future inflation, both sentiments that gradually faded by quarter-end. The benchmark two-year Treasury yield began the quarter at .80% and increased to 1.40% before settling at 1.11% on June 30, 2009. The ten-year Treasury yield, which began the quarter at 2.67%, reached 3.95% before closing the quarter at 3.54%. As credit concerns continued to ease, short-term interbank lending rates decreased by 60 basis points, and credit spreads for banks and financial firms narrowed dramatically during the quarter.
Supervisory Capital Assessment Program
During the second quarter of 2009, the major U.S. banking organizations, including Key, were able to generate a substantial amount of additional capital. A significant portion of such capital was generated to strengthen the capitalization of the major U.S. banking organizations and to satisfy any applicable capital buffer requirements of the SCAP, implemented as a component of the CAP, which is part of the U.S. government’s FSP announced in February 2009.
To implement the CAP, the Federal Reserve, the Federal Reserve Banks, the FDIC and the Office of the Comptroller of the Currency commenced a review, referred to as SCAP, of the capital of the nineteen largest U.S. banking institutions. As announced on May 7, 2009, the regulators determined that ten of these institutions needed to generate an additional capital buffer of approximately $75 billion, in the aggregate, within six months. Through the first half of July, these ten financial institutions have generated, in the aggregate, in excess of $75 billion of Tier 1 common equity towards fulfillment of the SCAP requirements. Approximately $57 billion of such capital was generated through equity offerings and exchange offers. Additionally, during this same period, the other nine SCAP participants, which were not required to raise any additional capital buffer, raised approximately $21 billion of capital from equity offerings.
Further information regarding the capital generated by KeyCorp is included in the “Capital” section under the heading “Financial Stability Plan” on page 93.
Demographics
The extent to which Key’s business has been affected by continued volatility and weakness in the housing market is directly related to the state of the economy in the regions in which its two major business groups, Community Banking and National Banking, operate.
Key’s Community Banking group serves consumers and small to mid-sized businesses by offering a variety of deposit, investment, lending and wealth management products and services. These products and services are provided through a 14-state branch network organized into three geographic regions defined by management: Rocky Mountains and Northwest, Great Lakes, and Northeast. Key’s National Banking group includes those corporate and consumer business units that operate nationally, within and beyond our 14-state branch network, as well as internationally. The specific products and services offered by the Community and National Banking groups are described in Note 4 (“Line of Business Results”), which begins on page 13.
Figure 1 shows the geographic diversity of the Community Banking group’s average core deposits, commercial loans and home equity loans.

Figure 1. Community Banking Geographic Diversity

	Geographic Region
	Rocky
Three months ended June 30, 2009	Mountains and
dollars in millions	Northwest	Great Lakes	Northeast	Nonregion (a)	Total

Average core deposits	$13,726	$14,454	$13,380	$1,607	$43,167
Percent of total	31.8%	33.5%	31.0%	3.7%	100.0%

Average commercial loans	$6,392	$4,203	$3,249	$1,300	$15,144
Percent of total	42.2%	27.8%	21.4%	8.6%	100.0%

Average home equity loans	$4,539	$2,937	$2,666	$145	$10,287
Percent of total	44.1%	28.6%	25.9%	1.4%	100.0%

(a)	Represents core deposit, commercial loan and home equity loan products centrally managed outside of the three Community Banking regions.
Figure 18 on page 79 shows the diversity of Key’s commercial real estate lending business based on industry type and location. The homebuilder loan portfolio within the National Banking group has been adversely affected by the downturn in the U.S. housing market. The deteriorating market conditions in the residential properties segment of Key’s commercial real estate construction portfolio, principally in Florida and southern California, have caused Key to experience a significant increase in the levels of nonperforming loans and net charge-offs since mid-2007. Management has taken aggressive steps to reduce Key’s exposure in this segment of the loan portfolio. As previously reported, during the fourth quarter of 2007, Key announced its decision to cease conducting business with nonrelationship homebuilders outside of its 14-state Community Banking footprint. During the second quarter of 2008, Key initiated a process to further reduce exposure through the sale of certain loans. As a result of these actions, Key has reduced the outstanding balances in the residential properties segment of the commercial real estate loan portfolio by $1.8 billion, or 51%, since December 31, 2007. Additional information about the loan sales is included in the “Credit risk management” section, which begins on page 102.
Results for the National Banking group have also been affected adversely by increasing credit costs and volatility in the capital markets, leading to declines in the market values of assets under management and the market values at which Key records certain assets (primarily commercial real estate loans and securities held for sale or trading).
Additionally, during the first quarter of 2009 management determined that the estimated fair value of the National Banking reporting unit was less than the carrying amount, reflecting the impact of continued weakness in the financial markets. As a result, Key recorded an after-tax noncash accounting charge of $187 million, of which $23 million relates to the discontinued operations of Austin Capital Management, Ltd. As a result of this charge and a similar after-tax charge of $420 million recorded during the fourth quarter of 2008, Key has now written off all of the goodwill that had been assigned to its National Banking reporting unit.
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

Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears on pages 20 through 23 of Key’s 2008 Annual Report to Shareholders. Information about Key’s review of goodwill and other intangible assets for impairment as of March 31 and June 30, 2009, is included in Note 1 (“Basis of Presentation”) under the heading “Goodwill and Other Intangible Assets” on page 8.
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
At June 30, 2009, $15.4 billion, or 16%, of Key’s total assets were measured at fair value on a recurring basis. Approximately 93% of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At June 30, 2009, $1.3 billion, or 1%, of Key’s total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.
At June 30, 2009, $1.1 billion, or 1%, of Key’s total assets were measured at fair value on a nonrecurring basis. Approximately 6% of these assets were classified as Level 1 or Level 2. At June 30, 2009, there were no liabilities measured at fair value on a nonrecurring basis.
During the first six months of 2009, management did not significantly alter the manner in which it applied Key’s critical accounting policies or developed related assumptions and estimates.
Highlights of Key’s Performance
Financial performance
For the second quarter of 2009, the net loss from continuing operations attributable to Key was $236 million, or $.69 per common share. Per share results for the current quarter are after preferred stock dividends of $164 million, or $.28 per common share. These dividends include a noncash deemed dividend of $114 million related to the exchange of Key common shares for Key’s Noncumulative Perpetual Convertible Preferred Stock, Series A (“Series A Preferred Stock”) as part of the company’s efforts to raise an additional $1.8 billion of Tier 1 common equity, and a cash dividend payment of $31 million made to the U.S. Treasury under the CPP. Results for the current quarter compare to a net loss from continuing operations of $1.128 billion, or $2.71 per common share, for the second quarter of 2008.
The loss for the current quarter is largely the result of an increase in the provision for loan losses. During the second quarter of 2009, Key continued to build its loan loss reserves by taking an $850 million provision for loan losses, which exceeded net charge-offs by $311 million. As of the end of the quarter, Key’s allowance for loan losses was $2.5 billion, or 3.53% of total loans, up from $1.4 billion, or 1.87% one year ago. The loss for the year-ago quarter was largely attributable to a $1.011 billion after-tax charge recorded as a result of an adverse federal tax court ruling that impacted Key’s accounting for certain lease financing transactions.
For the first six months of 2009, the net loss from continuing operations attributable to Key was $702 million, or $1.71 per common share, compared to a net loss from continuing operations of $911 million, or $2.23 per common share, for the same period last year. Per share results for the first half of 2009 are after preferred stock dividends of $212 million, or $.40 per common share.

Key’s results continue to reflect the weak economic environment and the aggressive steps the company has taken to address credit quality, strengthen its capital position and control costs as Key manages through this difficult credit cycle.
During the second quarter of 2009, Key successfully raised more than $1.8 billion in new Tier 1 common equity as required by the SCAP. The additional capital will serve as a “buffer” in the event the U.S. economy worsens considerably through 2010. Throughout the current financial crisis, Key’s capital ratios have remained in excess of the “well-capitalized” levels established by the federal regulators. At June 30, 2009, Key had a Tier 1 risk-based capital ratio of 12.57% and a Tier 1 common equity ratio of 7.36%. In July 2009, KeyCorp commenced an additional offer to exchange common shares for retail capital securities that expired on August 4, 2009. In connection with the retail capital securities exchange offer, KeyCorp accepted the maximum of $500 million aggregate liquidation preference of retail capital securities and issued 81,278,214 common shares. Further information regarding the actions taken by Key to generate additional capital is included in the “Capital” section under the heading “Financial Stability Plan” on page 93.
Key’s fortified capital position will also enable Key to support its clients’ borrowing needs while carefully managing the associated risk, and to benefit from other business opportunities when the economy recovers. During the first six months of 2009, Key originated approximately $16 billion in new or renewed loans and commitments to consumers and businesses.
In conjunction with Key’s efforts to improve its competitive position, late last year management initiated a process known as “Keyvolution,” a corporate-wide initiative designed to build a consistently superior experience for clients, simplify processes, improve speed to market and enhance Key’s ability to seize growth and profit opportunities. Through this initiative, Key expects to achieve annualized cost savings of $300 million to $375 million by 2012. Over the past fifteen months, Key has been addressing certain noncore businesses, such as retail marine and private student lending activities. Management has also deployed new teller platform technology throughout the company. These and other efforts have resulted in a reduction in Key’s employee workforce of approximately 8%, or 1,500 positions, over the fifteen month period. Compared to the year-ago quarter, personnel costs are down 6%.
Additionally, Key has continued to build upon its relationship-based, client-focused business model. Key’s Community Banking business continues to benefit from these efforts as evidenced by a $2.7 billion, or 5%, increase in deposits compared to the second quarter of 2008. In addition, Key is continuing to work down the loan portfolios that have been identified for exit to improve its risk-adjusted returns, although progress has been slower than anticipated due to general weakness in the economy and restricted liquidity. Additional information pertaining to Key’s exit loan portfolio and the progress made in reducing total residential property exposure in commercial real estate is presented in the section entitled “Credit risk management,” which begins on page 102.
Figure 2 shows Key’s continuing and discontinued operating results for comparative quarters and for the six-month periods ended June 30, 2009 and 2008.

Figure 2. Results of Operations

	Three months ended						Six months ended
in millions, except per share amounts	6-30-09		3-31-09		6-30-08		6-30-09	6-30-08

SUMMARY OF OPERATIONS
Loss from continuing operations attributable to Key	$(236)		$(466)		$(1,128)		$(702)	$(911)
Income (loss) from discontinued operations, net of taxes (a)	10		(22)		2		(12)	3

Net loss attributable to Key	$(226)		$(488)		$(1,126)		$(714)	$(908)

Loss from continuing operations attributable to Key	$(236)		$(466)		$(1,128)		$(702)	$(911)
Less: Dividends on Series A Preferred Stock	15		12		—		27	—
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	114		—		—		114	—
Cash dividends on Series B Preferred Stock	31		32		—		63	—
Amortization of discount on Series B Preferred Stock	4		4		—		8	—

Loss from continuing operations attributable to Key common shareholders	(400)		(514)		(1,128)		(914)	(911)
Income (loss) from discontinued operations, net of taxes (a)	10		(22)		2		(12)	3

Net loss attributable to Key common shareholders	$(390)		$(536)		$(1,126)		$(926)	$(908)

PER COMMON SHARE — ASSUMING DILUTION
Loss from continuing operations attributable to Key common shareholders	$(.69)		$(1.04)		$(2.71)		$(1.71)	$(2.23)
Income (loss) from discontinued operations, net of taxes (a)	.02		(.04)		—		(.02)	.01

Net loss attributable to Key common shareholders	$(.68	) (b)	$(1.09	) (b)	$(2.70	) (b)	$(1.73)	$(2.23	) (b)

(a)	In April 2009, management made the decision to curtail the operations of Austin Capital Management, Ltd., an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of this decision, Key has accounted for this business as a discontinued operation. The loss from discontinued operations for the first quarter of 2009 was attributable to a $23 million after tax, or $.05 per common share, charge for intangible assets impairment.

(b)	Earning per share may not foot due to rounding.
Shown in Figure 3 below are significant items that affect the comparability of Key’s financial performance for the quarterly and year-to-date periods ended June 30, 2009 and 2008. Events leading to the recognition of these items, as well as other factors that contributed to the changes in Key’s revenue and expense components, are reviewed in detail throughout the remainder of the Management’s Discussion & Analysis section.
Figure 3. Significant Items Affecting the Comparability of Earnings

	Three months ended				Three months ended			Six months ended								Six months ended
	June 30, 2009				June 30, 2008			June 30, 2009								June 30, 2008
	Pre-tax	After-tax	Impact		Pre-tax	After-tax	Impact	Pre-tax			After-tax			Impact		Pre-tax	After-tax	Impact
in millions, except per share amounts	Amount	Amount	on EPS		Amount	Amount	on EPS	Amount			Amount			on EPS		Amount	Amount	on EPS

Provision for loan losses in excess of net charge-offs	$(311)	$(195)	$(.34)		$(123)	$(77)	$(.18)	$(694)			$(434)			$(.81)		$(189)	$(119)	$(.29)
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	—	(.20	) (a)	—	—	—	—			—			(.21	) (a)	—	—	—
FDIC special assessment	(44)	(27)	(.05)		—	—	—	(44)			(27)			(.05)		—	—	—
Realized and unrealized (losses) gains on loan and securities portfolios held for sale or trading	(20)	(13)	(.02)		62	39	.09	(18)			(12)			(.02)		(66)	(41)	(.10)
Severance and other exit costs	(14)	(9)	(.02)		(8)	(5)	(.01)	(22)			(14)			(.03)		(14)	(9)	(.02)
Net losses from principal investing	(6)	(4)	(.01)		(14)	(8)	(.02)	(78)			(49)			(.09)		(3)	(1)	—
Net gains from repositioning of securities portfolio	125	78	.13		—	—	—	125			78			.15		—	—	—
Gain related to exchange of common shares for capital securities	95	59	.10		—	—	—	95			59			.11		—	—	—
Gain from sale of Key’s claim associated with the Lehman Brothers’ bankruptcy	32	20	.03		—	—	—	32			20			.04		—	—	—
Noncash charge for intangible assets impairment	—	—	—		—	—	—	(196	) (b	)	(164	) (b	)	(.31)		—	—	—
Gain from sale/redemption of Visa Inc. shares	—	—	—		—	—	—	105			65			.12		165	103	.25
Charges related to leveraged lease tax litigation	—	—	—		(359)	(1,011)	(2.43)	—			—			—		(362)	(1,049)	(2.57)

(a)	The deemed dividend related to the exchange of Key common shares for Series A Preferred Stock is subtracted from earnings to derive the numerator used in the calculation of per share results; it is not recorded as a reduction to equity.

(b)	Excludes a $27 million ($23 million after tax, or $.05 per common share) charge for intangible assets impairment related to the discontinued operations of Austin Capital Management, Ltd.
EPS = Earnings per common share

Key’s financial performance for each of the past five quarters and for the six-month periods ended June 30, 2009 and 2008, is summarized in Figure 4.
Figure 4. Selected Financial Data

	2009			2008				Six months ended June 30,
dollars in millions, except per share amounts	Second	First		Fourth	Third	Second		2009		2008

FOR THE PERIOD
Interest income	$994	$1,032		$1,163	$1,232	$880		$2,026		$2,234
Interest expense	402	418		524	533	522		820		1,163
Net interest income	592	614		639	699	358	(a)	1,206		1,071	(a)
Provision for loan losses	850	875		594	407	647		1,725		834
Noninterest income	715	485		388	390	547		1,200		1,071
Noninterest expense	870	942		1,297	756	777		1,812		1,506
Loss from continuing operations before income taxes	(413)	(718)		(864)	(74)	(519)		(1,131)		(198)
Loss from continuing operations attributable to Key	(236)	(466)		(525)	(38)	(1,128)		(702)		(911)
Income (loss) from discontinued operations, net of taxes (b)	10	(22)		1	2	2		(12)		3
Net loss attributable to Key	(226)	(488	) (a)	(524)	(36)	(1,126	) (a)	(714	) (a)	(908	) (a)

Loss from continuing operations attributable to Key common shareholders	(400)	(514)		(555)	(50)	(1,128)		(914)		(911)
Income (loss) from discontinued operations, net of taxes (b)	10	(22)		1	2	2		(12)		3
Net loss attributable to Key common shareholders	(390)	(536)	(a)	(554)	(48)	(1,126	) (a)	(926	) (a)	(908	) (a)

PER COMMON SHARE
Loss from continuing operations attributable to Key common shareholders	$(.69)	$(1.04)		$(1.13)	$(.10)	$(2.71)		$(1.71)		$(2.23)
Income (loss) from discontinued operations, net of taxes (b)	.02	(.04)		—	—	—		(.02)		.01
Net loss attributable to Key common shareholders	(.68)	(1.09)		(1.13)	(.10)	(2.70)		(1.73)		(2.23)

Loss from continuing operations attributable to Key common shareholders — assuming dilution	(.69)	(1.04)		(1.13)	(.10)	(2.71)		(1.71)		(2.23)
Income (loss) from discontinued operations, net of taxes — assuming dilution (b)	.02	(.04)		—	—	—		(.02)		.01
Net loss attributable to Key common shareholders — assuming dilution	(.68)	(1.09	) (a)	(1.13)	(.10)	(2.70	) (a)	(1.73)	(a)	(2.23	) (a)

Cash dividends paid	.01	.0625		.0625	.1875	.375		.0725		.75
Book value at period end	10.21	13.82		14.97	16.16	16.59		10.21		16.59
Tangible book value at period end	8.92	11.76		12.41	12.66	13.00		8.92		13.00
Market price:
High	9.82	9.35		15.20	15.25	26.12		9.82		27.23
Low	4.40	4.83		4.99	7.93	10.00		4.40		10.00
Close	5.24	7.87		8.52	11.94	10.98		5.24		10.98
Weighted-average common shares outstanding (000)	576,883	492,813		492,311	491,179	416,629		535,080		407,875
Weighted-average common shares and potential common shares outstanding (000)	576,883	492,813		492,311	491,179	416,629		535,080		407,875

AT PERIOD END
Loans	$70,803	$73,703		$76,504	$76,705	$75,855		$70,803		$75,855
Earning assets	89,619	89,042		94,020	90,257	89,893		89,619		89,893
Total assets	97,792	97,834		104,531	101,290	101,544		97,792		101,544
Deposits	67,884	65,996		65,260	64,678	64,396		67,884		64,396
Long-term debt	13,462	14,978		14,995	15,597	15,106		13,462		15,106
Key common shareholders’ equity	8,138	6,892		7,408	7,993	8,056		8,138		8,056
Key shareholders’ equity	10,851	9,968		10,480	8,651	8,706		10,851		8,706

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	(.94)%	(1.82)%		(1.94)%	(.15)%	(4.39)%		(1.38)%		(1.77)%
Return on average common equity	(15.87)	(28.65)		(27.70)	(2.46)	(53.44)		(22.25)		(21.64)
Net interest margin (taxable equivalent)	2.67	2.77		2.76	3.13	(.44)		2.72		1.35

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	(.90)%	(1.91	)% (a)	(1.93)%	(.14)%	(4.38	)% (a)	(1.41	)% (a)	(1.77	)% (a)
Return on average common equity	(15.32)	(29.87	) (a)	(27.65)	(2.36)	(53.35	) (a)	(22.58	) (a)	(21.57	) (a)
Net interest margin (taxable equivalent)	2.67	2.77		2.76	3.13	(.44	) (a)	2.72	(a)	1.35	(a)

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.10%	10.19%		10.03%	8.54%	8.57%		11.10%		8.57%
Tangible Key shareholders’ equity to tangible assets	10.16	9.23		8.92	6.95	6.98		10.16		6.98
Tangible common equity to tangible assets	7.35	6.06		5.95	6.29	6.32		7.35		6.32
Tier 1 common equity	7.36	5.62		5.62	5.58	5.60		7.36		5.60
Tier 1 risk-based capital	12.57	11.22		10.92	8.55	8.53		12.57		8.53
Total risk-based capital	16.67	15.18		14.82	12.40	12.41		16.67		12.41
Leverage	12.26	11.19		11.05	9.28	9.34		12.26		9.34

TRUST AND BROKERAGE ASSETS
Assets under management	$63,382	$60,164		$64,717	$76,676	$80,998		$63,382		$80,998
Nonmanaged and brokerage assets	23,261	21,786		22,728	27,187	29,905		23,261		29,905

OTHER DATA
Average full-time-equivalent employees	16,937	17,468		17,697	18,098	18,164		17,201		18,295
Branches	993	989		986	986	985		993		985

(a)	See Figure 5 on pages 62 and 63, which presents certain earnings data and performance ratios, excluding charges related to goodwill and other intangible assets impairment, and the tax treatment of certain leveraged lease financing transactions disallowed by the IRS. Figure 5 reconciles certain GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(b)	In April 2009, management made the decision to curtail the operations of Austin Capital Management, Ltd., an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of this decision, Key has accounted for this business as a discontinued operation.

Figure 5 presents certain earnings data and performance ratios, excluding charges related to intangible assets impairment and the tax treatment of certain leveraged lease financing transactions disallowed by the Internal Revenue Service (“IRS”). Management believes that eliminating the effects of significant items that are generally nonrecurring facilitates the analysis of results by presenting them on a more comparable basis.
As shown in Figure 5, during the first quarter of 2009, Key recorded an after-tax charge of $164 million, or $.33 per common share, for the impairment of goodwill and other intangible assets related to the National Banking reporting unit. Key has now written off all of the goodwill that had been assigned to its National Banking reporting unit. During the second quarter of 2008, Key recorded an after-tax charge of $1.011 billion, or $2.43 per common share, as a result of an adverse federal court decision regarding Key’s tax treatment of a leveraged sale-leaseback transaction. In the first quarter of 2008, Key increased its tax reserves for certain lease in, lease out transactions and recalculated its lease income in accordance with prescribed accounting standards, resulting in after-tax charges of $38 million, or $.10 per diluted common share.
The figure also shows the computations of certain financial measures related to “tangible common equity” and “Tier 1 common equity.” The tangible common equity ratio has become a focus of some investors and management believes that this ratio may assist investors in analyzing Key’s capital position absent the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the SCAP, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 capital, known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 capital less preferred stock, qualifying capital securities and minority interests in subsidiaries) generally should be the dominant element in Tier 1 capital, such a focus is consistent with existing capital adequacy guidelines and does not imply a new or ongoing capital standard. Because Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Since analysts and banking regulators may assess Key’s capital adequacy using tangible common equity and Tier 1 common equity, management believes it is useful to provide investors the ability to assess Key’s capital adequacy on these same bases. The figure also reconciles the GAAP performance measures to the corresponding non-GAAP measures. Additional detail regarding Key’s regulatory capital position at June 30, 2009, December 31, 2008, and June 30, 2008, is presented in Figure 26 on page 91.
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Key has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components and to ensure that Key’s performance is properly reflected to facilitate period-to-period comparisons. Although these non-GAAP financial measures are frequently used by investors in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 5. GAAP to Non-GAAP Reconciliations

	Three months ended			Six months ended
dollars in millions, except per share amounts	6-30-09	3-31-09	6-30-08	6-30-09	6-30-08

NET (LOSS) INCOME
Net loss attributable to Key (GAAP)	$(226)	$(488)	$(1,126)	$(714)	$(908)
Charges related to intangible assets impairment, after tax	—	164	—	164	—
Charges related to leveraged lease tax litigation, after tax	—	—	1,011	—	1,049

Net (loss) income attributable to Key, excluding charges related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	$(226)	$(324)	$(115)	$(550)	$141

Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	$114	—	—	$114	—
Other preferred dividends and amortization of discount on preferred stock	50	$48	—	98	—

Net loss attributable to Key common shareholders (GAAP)	$(390)	$(536)	$(1,126)	$(926)	$(908)
Net (loss) income attributable to Key common shareholders, excluding charges related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	(390)	(372)	(115)	(762)	141

PER COMMON SHARE
Net loss attributable to Key common shareholders — assuming dilution (GAAP)	$(.68)	$(1.09)	$(2.70)	$(1.73)	$(2.23)
Net (loss) income attributable to Key common shareholders, excluding charges related to intangible assets impairment and leveraged lease tax litigation — assuming dilution (non-GAAP)	(.68)	(.76)	(.28)	(1.42)	.34

PERFORMANCE RATIOS FROM CONSOLIDATED OPERATIONS
Return on average total assets: (a)
Average total assets	$100,858	$103,815	$103,290	$102,328	$103,323
Return on average total assets (GAAP)	(.90)%	(1.91)%	(4.38)%	(1.41)%	(1.77)%
Return on average total assets, excluding charges related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	(.90)	(1.27)	(.45)	(1.08)	.27

Return on average common equity: (a)
Average common equity	$7,227	$7,277	$8,489	$7,252	$8,467
Return on average common equity (GAAP)	(15.32)%	(29.87)%	(53.35)%	(22.58)%	(21.57)%
Return on average common equity, excluding charges related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	(15.32)	(20.73)	(5.45)	(18.02)	3.35

NET INTEREST INCOME AND MARGIN
Net interest income:
Net interest income (GAAP)	$592	$614	$358	$1,206	$1,071
Charges related to leveraged lease tax litigation, pre-tax	—	—	359	—	362

Net interest income, excluding charges related to leveraged lease tax litigation (non-GAAP)	$592	$614	$717	$1,206	$1,433

Net interest income/margin (TE):
Net interest income (expense) (TE) (as reported)	$598	$620	$(100)	$1,218	$604
Charges related to leveraged lease tax litigation, pre-tax (TE)	—	—	838	—	872

Net interest income, excluding charges related to leveraged lease tax litigation (TE) (adjusted basis)	$598	$620	$738	$1,218	$1,476

Net interest margin (TE) (as reported) (a)	2.67%	2.77%	(.44)%	2.72%	1.35%
Impact of charges related to leveraged lease tax litigation, pre-tax (TE) (a)	—	—	3.76	—	1.95

Net interest margin, excluding charges related to leveraged lease tax litigation (TE) (adjusted basis) (a)	2.67%	2.77%	3.32%	2.72%	3.30%

Figure 5. GAAP to Non-GAAP Reconciliations (Continued)

	Three months ended
dollars in millions, except per share amounts	6-30-09	3-31-09	6-30-08

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS AT PERIOD END
Key shareholders’ equity (GAAP)	$10,851	$9,968	$8,706
Less: Intangible assets	1,023	1,029	1,744
Preferred Stock, Series B	2,422	2,418	—
Preferred Stock, Series A	291	658	650

Tangible common equity (non-GAAP)	$7,115	$5,863	$6,312

Total assets (GAAP)	$97,792	$97,834	$101,544
Less: Intangible assets	1,023	1,029	1,744

Tangible assets (non-GAAP)	$96,769	$96,805	$99,800

Tangible common equity to tangible assets ratio (non-GAAP)	7.35%	6.06%	6.32%

TIER 1 COMMON EQUITY AT PERIOD END
Key shareholders’ equity (GAAP)	$10,851	$9,968	$8,706
Qualifying capital securities	2,290	2,582	2,582
Less: Goodwill	917	917	1,598
Accumulated other comprehensive (loss) income (b)	(20)	111	79
Other assets (c)	172	184	221

Total Tier 1 capital (regulatory)	12,072	11,338	9,390
Less: Qualifying capital securities	2,290	2,582	2,582
Preferred Stock, Series B	2,422	2,418	—
Preferred Stock, Series A	291	658	650

Total Tier 1 common equity (non-GAAP)	$7,069	$5,680	$6,158

Net risk-weighted assets (regulatory) (c)	$96,006	$101,077	$110,027

Tier 1 common equity ratio (non-GAAP)	7.36%	5.62%	5.60%

(a)	Income statement amount has been annualized in calculation of percentage.

(b)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the adoption or subsequent application of the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

(c)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of nonfinancial equity investments.

TE = Taxable Equivalent, GAAP = U.S. generally accepted accounting principles
Strategic developments
Management initiated the following actions during 2008 and 2009 to support Key’s corporate strategy described under the heading “Corporate Strategy” on page 18 of Key’s 2008 Annual Report to Shareholders.
♦	During the second quarter of 2009, management made the decision to curtail the operations of Austin Capital Management, Ltd., an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of this decision, Key has accounted for this business as a discontinued operation.

♦	During the fourth quarter of 2008, management initiated a process known as “Keyvolution,” a corporate-wide initiative designed to build a consistently superior experience for clients, simplify processes, improve speed to market and enhance Key’s ability to seize growth and profit opportunities. Through this initiative, Key expects to achieve annualized cost savings of $300 million to $375 million by 2012.

♦	During the third quarter of 2008, Key decided to exit retail and floor-plan lending for marine and recreational vehicle products, and to limit new education loans to those backed by government guarantee. Key also determined that it will cease lending to homebuilders within its 14-state Community Banking footprint. This came after Key began to reduce its business with nonrelationship homebuilders outside that footprint in December 2007.

♦	On January 1, 2008, Key acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. The acquisition doubles Key’s branch presence in the attractive Lower Hudson Valley area.

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
Figure 6 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue from continuing operations and (loss) income from continuing operations attributable to Key for the three- and six-month periods ended June 30, 2009 and 2008.
Figure 6. Major Business Groups — Taxable-Equivalent Revenue from Continuing Operations and (Loss)
Income from Continuing Operations Attributable to Key

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Community Banking	$592	$654	$(62)	(9.5)%	$1,191	$1,283	$(92)	(7.2)%
National Banking (a)	547	(133)	680	N/M	1,080	302	778	257.6
Other Segments (b)	183	(31)	214	N/M	104	(4)	108	N/M

Total Segments	1,322	490	832	169.8	2,375	1,581	794	50.2
Reconciling Items (c)	(9)	(43)	34	79.1	43	94	(51)	(54.3)

Total	$1,313	$447	$866	193.7%	$2,418	$1,675	$743	44.4%

(LOSS) INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Community Banking	$(57)	$103	$(160)	N/M	$(27)	$219	$(246)	N/M
National Banking (a)	(294)	(674)	380	56.4%	(843)	(697)	(146)	(20.9)%
Other Segments (b)	112	(14)	126	N/M	75	7	68	971.4

Total Segments	(239)	(585)	346	59.1	(795)	(471)	(324)	(68.8)
Reconciling Items (c)	3	(543)	546	N/M	93	(440)	533	N/M

Total	$(236)	$(1,128)	$892	79.1%	$(702)	$(911)	$209	22.9%

(a)	National Banking’s results for the first quarter of 2009 include a noncash charge for goodwill and other intangible assets impairment of $196 million ($164 million after tax). During the second quarter of 2008, National Banking’s taxable-equivalent net interest income and net results were reduced by $838 million and $536 million, respectively, as a result of its involvement with certain leveraged lease financing transactions which were challenged by the IRS. National Banking’s taxable-equivalent net interest income and net results were reduced by $34 million and $21 million, respectively, during the first quarter of 2008 as a result of its involvement with these leveraged lease financing transactions.

(b)	Other Segments’ results for the second quarter of 2009 include net gains of $125 million ($78 million after tax) in connection with the repositioning of the securities portfolio and a $95 million ($59 million after tax) gain related to the exchange of Key common shares for capital securities.

(c)	Reconciling Items for the second quarter of 2009 include a $32 million ($20 million after tax) gain from the sale of Key’s claim associated with the Lehman Brothers’ bankruptcy. For the first quarter of 2009, Reconciling Items include a $105 million ($65 million after tax) gain from the sale of Key’s remaining equity interest in Visa Inc. Reconciling Items for the second quarter of 2008 include a $475 million charge to income taxes for the interest cost associated with the previously disclosed leveraged lease tax litigation. For the first quarter of 2008, Reconciling Items include a $165 million ($103 million after tax) gain from the partial redemption of Key’s equity interest in Visa Inc. and a $17 million charge to income taxes for the interest cost associated with the increase to Key’s tax reserves for certain leveraged lease transactions.

TE = Taxable Equivalent, N/M = Not Meaningful
Community Banking summary of operations
As shown in Figure 7, Community Banking recorded a net loss attributable to Key of $57 million for the second quarter of 2009, compared to net income attributable to Key of $103 million for the year-ago quarter. Increases in the provision for loan losses and FDIC expense, coupled with decreases in net interest income and noninterest income, caused the decline.

Taxable-equivalent net interest income declined by $36 million, or 8%, from the second quarter of 2008, due primarily to tighter loan spreads and a slight decline in the volume of average earning assets. While average deposits increased by $2.7 billion, or 5%, the composition and value of deposits have been impacted by the declining interest rate environment. Growth was centered in noninterest-bearing deposits and a shift from money market deposit accounts into higher-yielding certificates of deposit, reflecting consumer preferences.
Noninterest income decreased by $26 million, or 12%, from the year-ago quarter, largely from declines in service charges on deposit accounts, trust and investment services income, and branch-based investment income, coupled with an increase in the reserve for credit losses from derivatives. The reductions in service charges on deposit accounts and trust and investment services income are the results of changing client behavior and lower levels of assets under management resulting from declining market conditions, respectively. These reductions were partially offset by higher mortgage loan sale gains.
The provision for loan losses rose by $143 million compared to the second quarter of 2008, reflecting a $49 million increase in net loan charge-offs, primarily from the commercial and home equity loan portfolios. Community Banking’s provision for loan losses for the second quarter of 2009 exceeded its net loan charge-offs by $100 million as the company continued to build reserves, in light of the challenging credit conditions brought on by a weak economy.
Noninterest expense grew by $52 million, or 12%, from the year-ago quarter, as a result of a $52 million increase in the FDIC deposit insurance assessment. The higher assessment is a result of the across-the-board increase in the assessment rate that took effect during the first quarter of 2009 and the special assessment imposed during the second quarter of 2009. A decline in personnel expense, due primarily to a decrease in incentive compensation accruals and a reduction in the number of average full-time equivalent employees, was offset by increases in various other components of noninterest expense.
Figure 7. Community Banking

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$397	$433	$(36)	(8.3)%	$807	$855	$(48)	(5.6)%
Noninterest income	195	221	(26)	(11.8)	384	428	(44)	(10.3)

Total revenue (TE)	592	654	(62)	(9.5)	1,191	1,283	(92)	(7.2)
Provision for loan losses	187	44	143	325.0	268	62	206	332.3
Noninterest expense	497	445	52	11.7	967	871	96	11.0

(Loss) income before income taxes (TE)	(92)	165	(257)	N/M	(44)	350	(394)	N/M
Allocated income taxes and TE adjustments	(35)	62	(97)	N/M	(17)	131	(148)	N/M

Net (loss) income attributable to Key	$(57)	$103	$(160)	N/M	$(27)	$219	$(246)	N/M

AVERAGE BALANCES
Loans and leases	$28,237	$28,470	$(233)	(.8)%	$28,587	$28,278	$309	1.1%
Total assets	31,183	31,414	(231)	(.7)	31,564	31,215	349	1.1
Deposits	52,689	49,944	2,745	5.5	52,128	49,860	2,268	4.5

Assets under management at period end	$15,815	$19,366	$(3,551)	(18.3)%	$15,815	$19,366	$(3,551)	(18.3)%

TE = Taxable Equivalent, N/M = Not Meaningful

ADDITIONAL COMMUNITY BANKING DATA

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$17,361	$19,656	$(2,295)	(11.7)%	$17,364	$19,760	$(2,396)	(12.1)%
Savings deposits	1,785	1,804	(19)	(1.1)	1,753	1,779	(26)	(1.5)
Certificates of deposits ($100,000 or more)	8,974	6,661	2,313	34.7	8,733	6,556	2,177	33.2
Other time deposits	14,898	12,735	2,163	17.0	14,812	12,750	2,062	16.2
Deposits in foreign office	548	1,308	(760)	(58.1)	630	1,285	(655)	(51.0)
Noninterest-bearing deposits	9,123	7,780	1,343	17.3	8,836	7,730	1,106	14.3

Total deposits	$52,689	$49,944	$2,745	5.5%	$52,128	$49,860	$2,268	4.5%

HOME EQUITY LOANS
Average balance	$10,287	$9,766
Weighted-average loan-to-value ratio (at date of origination)	70%	70%
Percent first lien positions	53	55

OTHER DATA
Branches	993	985
Automated teller machines	1,485	1,479

National Banking summary of continuing operations
As shown in Figure 8, National Banking recorded a loss from continuing operations attributable to Key of $294 million for the second quarter of 2009, compared to $674 million for the same period one year ago. During the second quarter of 2008, net results were reduced by $536 million as a result of an adverse federal court decision on the company’s tax treatment of a segment of Key’s leveraged lease financing portfolio. Excluding this charge, net results decreased by $156 million from the second quarter of 2008, due to lower net interest income and noninterest income, coupled with increases in the provision for loan losses and noninterest expense.
As a result of the federal court decision, National Banking reduced its taxable-equivalent net interest income by $838 million during the second quarter of 2008. Excluding this charge, taxable-equivalent net interest income decreased by $85 million, or 23%, from the second quarter of 2008, due primarily to a decrease in average earning assets and a higher level of nonperforming loans, offset in part by more favorable deposit spreads and an increase in average deposits. Average earning assets decreased by $4.2 billion, or 8%, from the year-ago quarter, reflecting reductions in the commercial, home equity and held-for-sale loan portfolios. Average deposits rose by $973 million, or 8%, as growth in certificates of deposit, NOW accounts and noninterest-bearing deposits more than offset a decline in money market deposit accounts.
Noninterest income declined by $73 million, or 22%, from the second quarter of 2008, due primarily to a $60 million reduction in income from investment banking and capital markets activities, which was largely attributable to a $27 million decrease in dealer trading and derivatives income, and a $23 million decrease in investment banking income. A decline in net loan sale gains of $37 million also contributed to the reduction in noninterest income. The adverse effect of the above factors was offset in part by a $29 million increase in net gains on leased equipment and a $15 million increase in mortgage fees.
The provision for loan losses rose by $53 million. National Banking’s provision for loan losses for the second quarter of 2009 exceeded its net loan charge-offs by $210 million as the company continued to build reserves in a weak economy.
Noninterest expense grew by $23 million, or 7%, from the second quarter of 2008, reflecting an increase in the FDIC deposit insurance assessment as a result of the same factors that contributed to the increase in Community Banking. Also contributing to higher noninterest expense was an increase in the reserve for low-income housing tax credit funds, a provision for losses on lending-related commitments compared to a credit in the year-ago quarter, and higher expenses associated with other real estate owned (“OREO”). The adverse effect of these factors was offset in part by lower personnel expense, reflecting a reduction in incentive compensation accruals and a decrease in the number of average full-time equivalent employees.

In April 2009, Key made the decision to curtail the operations of Austin Capital Management, Ltd., an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of this decision, Key has accounted for this business as a discontinued operation.
Figure 8. National Banking

	Three months ended June 30,			Change		Six months ended June 30,			Change
dollars in millions	2009	2008		Amount	Percent	2009	2008		Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$282	$(471	) (a)	$753	N/M	$572	$(131	) (a)	$703	N/M
Noninterest income	265	338		(73)	(21.6)%	508	433		75	17.3%

Total revenue (TE)	547	(133)		680	N/M	1,080	302		778	257.6
Provision for loan losses	662	609		53	8.7	1,452	778		674	86.6
Noninterest expense	358	335		23	6.9	863 (a)	639		224	35.1

Loss from continuing operations before income taxes (TE)	(473)	(1,077)		604	56.1	(1,235)	(1,115)		(120)	(10.8)
Allocated income taxes and TE adjustments	(178)	(403)		225	55.8	(389)	(418)		29	6.9

Loss from continuing operations	(295)	(674)		379	56.2	(846)	(697)		(149)	(21.4)
Income (loss) from discontinued operations, net of taxes	10	2		8	400.0	(12)	3		(15)	N/M

Net loss	(285)	(672)		387	57.6	(858)	(694)		(164)	(23.6)
Less: Net loss attributable to noncontrolling interests	(1)	—		(1)	N/M	(3)	—		(3)	N/M

Net loss attributable to Key	$(284)	$(672)		$388	57.7%	$(855)	$(694)		$(161)	(23.2)%

Loss from continuing operations attributable to Key	$(294)	$(674)		$380	56.4%	$(843)	$(697)		$(146)	(20.9)%

AVERAGE BALANCES
Loans and leases	$43,943	$47,872		$(3,929)	(8.2)%	$45,064	$46,017		$(953)	(2.1)%
Loans held for sale	910	1,282		(372)	(29.0)	994	3,107		(2,113)	(68.0)
Total assets	50,998	56,316		(5,318)	(9.4)	52,888	56,260		(3,372)	(6.0)
Deposits	13,260	12,287		973	7.9	12,740	12,082		658	5.4

Assets under management at period end	$47,567	$61,632		$(14,065)	(22.8)%	$47,567	$61,632		$(14,065)	(22.8)%

(a)	National Banking’s results for the first quarter of 2009 include a noncash charge for goodwill and other intangible assets impairment of $196 million ($164 million after tax). During the second quarter of 2008, National Banking’s taxable-equivalent net interest income and net results were reduced by $838 million and $536 million, respectively, as a result of its involvement with certain leveraged lease financing transactions which were challenged by the IRS. National Banking’s taxable-equivalent net interest income and net results were reduced by $34 million and $21 million, respectively, during the first quarter of 2008 as a result of its involvement with these leveraged lease financing transactions.

TE = Taxable Equivalent, N/M = Not Meaningful
Other Segments
Other Segments consist of Corporate Treasury and Key’s Principal Investing unit. These segments generated net income attributable to Key of $112 million for the second quarter of 2009, compared to a net loss attributable to Key of $14 million for the same period last year. The improvement was attributable to net gains of $125 million recorded during the second quarter of 2009 in connection with the repositioning of the securities portfolio, and a $95 million gain related to the exchange of Key common shares for institutional capital securities.

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
Figure 9, which spans pages 70 and 71, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income for each of those quarters to net interest income reported in accordance with GAAP. The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets.
Taxable-equivalent net interest income was $598 million for the second quarter of 2009 and the net interest margin was 2.67%. These results compare to taxable-equivalent net interest income of $738 million and a net interest margin of 3.32% for the second quarter of 2008, after adjusting for the effects of charges recorded one year ago in connection with subsequently resolved tax litigation pertaining to Key’s leveraged lease financing portfolio. As previously reported, Key’s taxable-equivalent net interest income for the second quarter of 2008 was reduced significantly as a result of an adverse federal court decision on the company’s tax treatment of a service contract lease transaction. In accordance with the applicable accounting guidance, Key recalculated the lease income recognized from inception for all of the leveraged leases being contested by the IRS, not just the single leveraged lease subject to the Court decision. Key’s results for the year-ago quarter also reflect a $475 million charge to income taxes for the interest cost associated with the contested tax liabilities. These actions reduced Key’s taxable-equivalent net interest income and net interest margin for the second quarter of 2008 by $838 million and 376 basis points, respectively, and reduced Key’s earnings by $1.011 billion, or $2.43 per common share.
During the past twelve months, the net interest margin has remained under pressure as the decrease in the federal funds target rate has resulted in a larger decrease in the interest rates on earning assets than that experienced for interest-bearing liabilities. Competition for deposits and a shift in deposit mix to higher costing, longer term certificates of deposit have also contributed to a lower net interest margin. During the same period, earning asset yields have been compressed as a result of the higher levels of nonperforming loans. In addition, during the second quarter of 2009, Key terminated certain leveraged lease financing arrangements, which reduced net interest income by $16 million and lowered the net interest margin by approximately 7 basis points.

Compared to the first quarter of 2009, taxable-equivalent net interest income decreased by $22 million, and the net interest margin declined by 10 basis points. The reduction in the net interest margin reflects an increase in lower-yielding liquid assets, due in part to the weak demand for credit; a higher level of nonperforming loans; and the impact of actions described below to reposition Key’s securities portfolio.
During May 2009, Key sold approximately $2.8 billion of collateralized mortgage obligations (“CMOs”), resulting in net gains of $125 million for the second quarter. These securities were sold as part of the company’s overall plan to generate additional capital required under the SCAP, and to reposition the securities available-for-sale portfolio to better support Key’s strategies for managing interest rate and liquidity risk. The proceeds from the sale were reinvested in CMOs issued by government-sponsored entities and the Government National Mortgage Association (“GNMA”). Additional information regarding the repositioning of the securities portfolio is provided in the section entitled “Securities,” which begins on page 82.
The reduction in the net interest margin caused by the above factors was moderated by the impact of new or renewed loans with more favorable interest rate spreads.
Since January 1, 2008, the growth and composition of Key’s loan portfolios have been affected by the following actions:
♦	Key sold $602 million of commercial real estate loans during the first six months of 2009 and $2.2 billion during all of 2008. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales agreements), Key established and has maintained a loss reserve in an amount that management believes is appropriate. More information about the related recourse agreement is provided in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 35. In late March 2009, Key transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines for the classification of loans that have reached a completed status. In June 2008, Key transferred $384 million of commercial real estate loans ($719 million, net of $335 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status as part of a process undertaken to aggressively reduce Key’s exposure in the residential properties segment of the construction loan portfolio through the sale of certain loans. Additional information about the status of this process is included in the section entitled “Loans and loans held for sale” under the heading “Commercial real estate loans” on page 79.

♦	Key sold $436 million of education loans during the first half of 2009 and $121 million during all of 2008. In March 2008, Key transferred $3.3 billion of education loans from held-for-sale status to the held-to-maturity loan portfolio in recognition of the fact that the secondary markets for these loans have been adversely affected by market liquidity issues.

♦	Key sold $743 million of other loans (including $712 million of residential mortgage loans) during the first six months of 2009 and $932 million during all of 2008.

♦	During the first quarter of 2008, Key increased its loan portfolio (primarily commercial real estate and consumer loans) through the acquisition of U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York.

Figure 9. Average Balance Sheets, Net Interest Income and Yields/Rates

	Second Quarter 2009			First Quarter 2009
	Average		Yield/	Average			Yield/
dollars in millions	Balance	Interest	Rate	Balance		Interest	Rate

ASSETS
Loans (a),(b)
Commercial, financial and agricultural	$24,468	$273	4.48%	$26,427		$278	4.26%
Real estate — commercial mortgage	11,892	144	4.83	10,965	(c)	140	5.20
Real estate — construction	6,264	76	4.89	7,511	(c)	84	4.54
Commercial lease financing	8,432	90	4.26	8,790		94	4.28

Total commercial loans	51,056	583	4.58	53,693		596	4.50
Real estate — residential mortgage	1,750	26	5.96	1,776		27	6.00
Home equity:
Community Banking	10,289	112	4.36	10,273		114	4.49
National Banking	974	18	7.47	1,040		19	7.52

Total home equity loans	11,263	130	4.63	11,313		133	4.77
Consumer other — Community Banking	1,207	31	10.41	1,225		32	10.56
Consumer other — National Banking:
Marine	3,178	49	6.23	3,331		52	6.24
Education	3,671	38	4.18	3,717		43	4.59
Other	256	6	7.96	274		5	7.97

Total consumer other — National Banking	7,105	93	5.23	7,322		100	5.47

Total consumer loans	21,325	280	5.27	21,636		292	5.43

Total loans	72,381	863	4.78	75,329		888	4.77
Loans held for sale	1,080	9	3.42	1,197		12	4.07
Securities available for sale (a),(e)	8,535	99	4.72	8,310		109	5.33
Held-to-maturity securities (a)	25	—	9.75	25		1	9.84
Trading account assets	1,217	13	4.09	1,348		13	3.97
Short-term investments	5,195	3	.26	2,450		3	.47
Other investments (e)	1,463	13	3.19	1,523		12	2.80

Total earning assets	89,896	1,000	4.46	90,182		1,038	4.64
Allowance for loan losses	(2,375)			(2,067)
Accrued income and other assets	13,337			15,700

Total assets	$100,858			$103,815

LIABILITIES
NOW and money market deposit accounts	$24,058	32	.52	$23,957		38	.65
Savings deposits	1,806	1	.07	1,744		—	.09
Certificates of deposit ($100,000 or more) (f)	13,555	124	3.69	12,455		121	3.93
Other time deposits	14,908	139	3.74	14,737		140	3.85
Deposits in foreign office	579	—	.26	1,259		1	.21

Total interest-bearing deposits	54,906	296	2.15	54,152		300	2.24
Federal funds purchased and securities sold under repurchase agreements	1,627	1	.31	1,545		1	.31
Bank notes and other short-term borrowings	1,821	4	.79	4,405		6	.58
Long-term debt (f)	14,372	101	2.99	14,760		111	3.20

Total interest-bearing liabilities	72,726	402	2.24	74,862		418	2.29
Noninterest-bearing deposits	12,575			11,232
Accrued expense and other liabilities	5,152			7,163

Total liabilities	90,453			93,257

EQUITY
Key shareholders’ equity	10,201			10,352
Noncontrolling interests	204			206

Total equity	10,405			10,558

Total liabilities and equity	$100,858			$103,815

Interest rate spread (TE)			2.22%				2.35%

Net interest income (TE) and net interest margin (TE)		598	2.67%			620	2.77%

TE adjustment (a)		6				6

Net interest income, GAAP basis		$592				$614

Average balances have not been restated to reflect Key’s January 1, 2008, adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” and FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation 39.”
(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	In late March 2009, Key transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines for the classification of loans that have reached a completed status.

Figure 9. Average Balance Sheets, Net Interest Income and Yields/Rates
(Continued)

Fourth Quarter 2008					Third Quarter 2008			Second Quarter 2008
Average			Yield/		Average		Yield/	Average			Yield/
Balance	Interest		Rate		Balance	Interest	Rate	Balance	Interest		Rate

$27,662	$346		4.98%		$26,345	$356	5.38%	$26,057	$352		5.42%
10,707	151		5.63		10,718	158	5.87	10,593	156		5.91
7,686	100		5.16		7,806	109	5.53	8,484	118		5.61
9,186	78		3.38	(d)	9,585	108	4.52	9,798	(709)		(28.94	) (d)

55,241	675		4.87		54,454	731	5.35	54,932	(83)		(.58)
1,903	29		6.00		1,899	28	6.04	1,918	30		6.12

10,037	129		5.13		9,887	141	5.64	9,765	140		5.78
1,088	21		7.62		1,138	22	7.65	1,200	23		7.68

11,125	150		5.37		11,025	163	5.85	10,965	163		5.99
1,260	30		9.57		1,264	33	10.37	1,271	33		10.34

3,467	55		6.32		3,586	57	6.33	3,646	56		6.26
3,661	56		6.19		3,635	54	5.90	3,595	53		5.88
288	6		8.22		308	6	8.22	325	7		8.21

7,416	117		6.33		7,529	117	6.20	7,566	116		6.16

21,704	326		6.00		21,717	341	6.25	21,720	342		6.32

76,945	1,001		5.19		76,171	1,072	5.60	76,652	259		1.37
1,495	18		4.84		1,723	21	4.76	1,356	20		5.94
8,269	111		5.39		8,266	110	5.38	8,315	111		5.40
27	2		10.74		27	1	13.81	25	—		11.47
1,416	17		4.81		1,579	16	4.02	1,041	10		3.88
3,715	8		.88		794	6	3.44	773	8		3.83
1,557	13		3.06		1,563	12	2.87	1,580	14		3.09

93,424	1,170		4.98		90,123	1,238	5.47	89,742	422		1.89
(1,676)					(1,498)			(1,338)
15,987					14,531			14,886

$107,735					$103,156			$103,290

$24,919	78		1.24		$26,657	108	1.61	$27,158	102		1.51
1,722	1		.16		1,783	1	.21	1,815	1		.27
11,270	118		4.20		9,506	97	4.05	8,670	88		4.09
14,560	146		3.98		13,118	129	3.92	12,751	135		4.27
1,300	3		.90		2,762	12	1.77	4,121	21		1.95

53,771	346		2.56		53,826	347	2.57	54,515	347		2.56
1,727	4		.86		2,546	10	1.58	3,267	15		1.86
9,205	31		1.36		4,843	34	2.72	4,770	27		2.26
14,557	143		4.08		15,123	142	3.91	14,620	133		3.87

79,260	524		2.65		76,338	533	2.80	77,172	522		2.75
10,860					10,756			10,617
7,524					7,152			6,706

97,644					94,246			94,495

9,888					8,734			8,617
203					176			178

10,091					8,910			8,795

$107,735					$103,156			$103,290

			2.33%				2.67%				(.86)%

	646	(d)	2.76	% (d)		705	3.13%		(100	) (d)	(.44	)% (d)

	7					6			(458)

	$639					$699			$358

(d)	During the fourth quarter of 2008, Key’s taxable-equivalent net interest income was reduced by $18 million as a result of an agreement reached with the IRS on all material aspects related to the IRS global tax settlement pertaining to certain leveraged lease financing transactions. Excluding this reduction, the taxable-equivalent yield on Key’s commercial lease financing portfolio would have been 4.17% for the fourth quarter of 2008, and Key’s taxable-equivalent net interest margin would have been 2.84%. During the second quarter of 2008, Key’s taxable-equivalent net interest income was reduced by $838 million following an adverse federal court decision on Key’s tax treatment of a leveraged sale-leaseback transaction. Excluding this reduction, the taxable-equivalent yield on Key’s commercial lease financing portfolio would have been 5.25% for the second quarter of 2008, and Key’s taxable-equivalent net interest margin would have been 3.32%.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

TE = Taxable Equivalent, GAAP = U.S. generally accepted accounting principles

Figure 10 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 79, contains more discussion about changes in earning assets and funding sources.
Figure 10. Components of Net Interest Income Changes

	From three months ended June 30, 2008			From six months ended June 30, 2008
	to three months ended June 30, 2009			to six months ended June 30, 2009
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change

INTEREST INCOME
Loans	$(15)	$619	$604	$(15)	$394	$379
Loans held for sale	(4)	(7)	(11)	(50)	(36)	(86)
Securities available for sale	3	(15)	(12)	1	(14)	(13)
Trading account assets	2	1	3	5	(2)	3
Short-term investments	9	(14)	(5)	15	(26)	(11)
Other investments	(1)	—	(1)	(1)	—	(1)

Total interest income (TE)	(6)	584	578	(45)	316	271

INTEREST EXPENSE
NOW and money market deposit accounts	(11)	(59)	(70)	(25)	(146)	(171)
Savings deposits	—	—	—	—	(3)	(3)
Certificates of deposit ($100,000 or more)	45	(9)	36	90	(28)	62
Other time deposits	21	(17)	4	42	(44)	(2)
Deposits in foreign office	(10)	(11)	(21)	(31)	(34)	(65)

Total interest-bearing deposits	45	(96)	(51)	76	(255)	(179)
Federal funds purchased and securities sold under repurchase agreements	(5)	(9)	(14)	(16)	(25)	(41)
Bank notes and other short-term borrowings	(12)	(11)	(23)	(18)	(38)	(56)
Long-term debt	(2)	(30)	(32)	12	(79)	(67)

Total interest expense	26	(146)	(120)	54	(397)	(343)

Net interest income (TE)	$(32)	$730	$698	$(99)	$713	$614

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

TE = Taxable Equivalent
Noninterest income
Key’s noninterest income was $715 million for the second quarter of 2009, compared to $547 million for the year-ago quarter. For the first six months of the year, noninterest income was $1.2 billion, representing an increase of $129 million, or 12%, from the first half of 2008.
As shown in Figure 12, the increase from the year-ago quarter was attributable to three primary factors. In addition to the $125 million of net gains recorded in connection with the repositioning of the securities portfolio, in the current quarter Key also recorded a $95 million gain related to the exchange of common shares for capital securities and a $32 million gain from the sale of Key’s claim associated with the Lehman Brothers’ bankruptcy. Additionally, net gains on leased equipment rose by $29 million, which more than offset the $16 million reduction to net interest income associated with the termination of lease financing arrangements. The increase attributable to the above factors was offset in part by a $63 million reduction in income from investment banking and capital markets activities, and net losses of $3 million from loan sales in the current quarter, compared to net gains of $33 million for the second quarter of 2008. Key also experienced lower income from trust and investment services, service charges on deposit accounts and operating leases.

For the year-to-date period, the increase in noninterest income was largely attributable to the gains recorded during the second quarter of 2009 in connection with the repositioning of the securities portfolio, the exchange of common shares for institutional capital securities and the sale of Key’s claim associated with the Lehman Brothers’ bankruptcy discussed above. Also contributing to the growth was a $47 million increase in net gains on leased equipment, and net gains of $5 million from loan sales in the current year, compared to net losses of $68 million for the first six months of 2008. The increase attributable to these factors was offset in part by a $75 million increase in net losses from principal investing, a $53 million reduction in income from investment banking and capital markets activities, and lower income from trust and investment services, service charges on deposit accounts and operating leases. Additionally, Key recorded a $105 million gain from the sale of Visa Inc. shares during the first quarter of 2009, compared to a $165 million gain from the partial redemption of shares during the first quarter of 2008.
The trend in the major components of Key’s fee-based income over the past five quarters is shown in Figure 11.
Figure 11. Fee-Based Income — Major Components

	2009		2008
in millions	Second	First	Fourth	Third	Second

Trust and investment services income	$119	$110	$131	$125	$130
Service charges on deposit accounts	83	82	90	94	93
Operating lease income	59	61	64	69	68
Letter of credit and loan fees	45	38	42	53	51
Corporate-owned life insurance income	25	27	33	28	28
Electronic banking fees	27	24	25	27	27
Insurance income	16	18	15	15	20
Investment banking and capital markets income (loss)	17	18	6	(31)	80
Net losses from principal investing	(6)	(72)	(37)	(14)	(14)

The following discussion explains the composition of certain elements of Key’s noninterest income shown in Figure 12 and the factors that caused those elements to change.
Figure 12. Noninterest Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Trust and investment services income	$119	$130	$(11)	(8.5)%	$229	$253	$(24)	(9.5)%
Service charges on deposit accounts	83	93	(10)	(10.8)	165	181	(16)	(8.8)
Operating lease income	59	68	(9)	(13.2)	120	137	(17)	(12.4)
Letter of credit and loan fees	45	51	(6)	(11.8)	83	88	(5)	(5.7)
Corporate-owned life insurance income	25	28	(3)	(10.7)	52	56	(4)	(7.1)
Electronic banking fees	27	27	—	—	51	51	—	—
Insurance income	16	20	(4)	(20.0)	34	35	(1)	(2.9)
Investment banking and capital markets income	17	80	(63)	(78.8)	35	88	(53)	(60.2)
Net securities gains (losses)	125	(1)	126	N/M	111	2	109	N/M
Net losses from principal investing	(6)	(14)	8	57.1	(78)	(3)	(75)	N/M
Net (losses) gains from loan securitizations and sales	(3)	33	(36)	N/M	5	(68)	73	N/M
Gain related to exchange of common shares for capital securities	95	—	95	N/M	95	—	95	N/M
Gain from sale/redemption of Visa Inc. shares	—	—	—	—	105	165	(60)	(36.4)
Other income:
Gain from sale of Key’s claim associated with the Lehman Brothers’ bankruptcy	32	—	32	N/M	32	—	32	N/M
Gains on leased equipment	36	7	29	414.3	62	15	47	313.3
Loan securitization servicing fees	4	5	(1)	(20.0)	8	9	(1)	(11.1)
Credit card fees	3	3	—	—	6	7	(1)	(14.3)
Miscellaneous income	38	17	21	123.5	85	55	30	54.5

Total other income	113	32	81	253.1	193	86	107	124.4

Total noninterest income	$715	$547	$168	30.7%	$1,200	$1,071	$129	12.0%

N/M = Not Meaningful

Trust and investment services income. Trust and investment services are Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 13. The reductions from 2008 results are attributable to decreases in both personal and institutional asset management income, offset in part by higher income from brokerage commissions and fees.
Figure 13. Trust and Investment Services Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Brokerage commissions and fee income	$ 45	$ 41	$ 4	9.8%	$ 83	$ 74	$ 9	12.2%
Personal asset management and custody fees	36	40	(4)	(10.8)	69	81	(12)	(14.8)
Institutional asset management and custody fees	38	49	(11)	(22.4)	77	98	(21)	(21.4)

Total trust and investment services income	$ 119	$ 130	$ (11)	(8.5)%	$ 229	$ 253	$ (24)	(9.5)%

A significant portion of Key’s trust and investment services income depends on the value and mix of assets under management. Excluding the hedge funds, which are related to the discontinued operations of Austin Capital Management, Ltd., at June 30, 2009, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $61.4 billion, compared to $78.6 billion at June 30, 2008. As shown in Figure 14, most of the decrease was attributable to the equity and securities lending portfolios. The value of the equity portfolio declined because of weakness in the equity markets. The decline in the securities lending portfolio was due in part to increased volatility in the fixed income markets and actions taken by management to maintain sufficient liquidity within the portfolio. When clients’ securities are lent out, the borrower must provide Key with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management. The decrease in the level of Key’s portfolio of hedge funds is attributable in part to management’s second quarter 2009 decision to curtail the operations of Austin Capital Management, Ltd.
Figure 14. Assets Under Management

	2009		2008
in millions	Second	First	Fourth	Third	Second

Assets under management by investment type:
Equity	$31,036	$26,508	$29,384	$37,131	$40,446
Securities lending	12,169	12,275	12,454	16,538	17,756
Fixed income	9,745	9,892	9,819	10,461	10,823
Money market	8,437	9,269	10,520	9,679	9,604
Hedge funds (a)	1,995	2,220	2,540	2,867	2,369

Total	$63,382	$60,164	$64,717	$76,676	$80,998

Proprietary mutual funds included in assets under management:
Money market	$5,789	$6,439	$7,458	$6,871	$7,178
Equity	6,293	5,149	5,572	6,771	7,202
Fixed income	662	674	640	633	617

Total	$12,744	$12,262	$13,670	$14,275	$14,997

(a)	Hedge funds are related to the discontinued operations of Austin Capital Management, Ltd.
Service charges on deposit accounts. The decrease in service charges on deposit accounts for both the quarterly and year-to-date periods is due primarily to a reduction in overdraft fees resulting from lower transaction volume. In addition, as a result of the low interest rate environment and unlimited FDIC insurance, Key’s corporate clients have been maintaining larger amounts on deposit with Key, which has the effect of reducing their transaction service charges on their noninterest-bearing deposit accounts.
Operating lease income. The decrease in operating lease income compared to the prior year periods is attributable to a lower volume of activity in the Equipment Finance line of business. As shown in Figure 16, the depreciation expense associated with these operating leases is also decreasing.

Investment banking and capital markets income. As shown in Figure 15, for both the quarterly and year-to-date periods, Key experienced decreases in all components of investment banking and capital markets income, largely as a result of the weak economy. Lower income from investment banking activities, and losses from dealer trading and derivatives in the current year, compared to income in the prior year accounted for most of the decline.
Figure 15. Investment Banking and Capital Markets Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Investment banking income	$ 21	$ 36	$ (15)	(40.5)%	$ 32	$ 58	$ (26)	(44.8)%
(Loss) income from other investments	(6)	1	(7)	N/M	(14)	(5)	(9)	(180.0)
Dealer trading and derivatives (loss) income	(11)	28	(39)	N/M	(9)	7	(16)	N/M
Foreign exchange income	13	15	(2)	(14.2)	26	28	(2)	(7.1)

Total investment banking and capital markets income	$ 17	$ 80	$ (63)	(78.8)%	$ 35	$ 88	$ (53)	(60.2)%

N/M = Not Meaningful
Net losses from principal investing. Principal investments consist of direct and indirect investments in predominantly privately held companies. Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($930 million at June 30, 2009, $990 million at December 31, 2008, and $1.0 billion at June 30, 2008). The net losses presented in Figure 12 derive from changes in fair values as well as sales of principal investments.
Net (losses) gains from loan securitizations and sales. Key sells or securitizes loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. During the first six months of 2009, Key recorded $5 million of net gains from loan sales, compared to net losses of $68 million from loan sales and write-downs during the first half of 2008. Results for the first six months of 2008 include $101 million of net losses from loan sales and write-downs recorded during the first quarter, due primarily to volatility in the fixed income markets and the related housing correction. Approximately $84 million of these losses pertained to commercial real estate loans held for sale. The types of loans sold during 2009 and 2008 are presented in Figure 20 on page 82. In March 2008, Key transferred $3.3 billion of education loans from held-for-sale status to the loan portfolio. The secondary markets for these loans have been adversely affected by market liquidity issues, making securitizations impractical and prompting the company’s decision to move these loans to a held-to-maturity classification.
Noninterest expense
Key’s noninterest expense was $870 million for the second quarter of 2009, compared to $777 million for the second quarter of 2008. For the first six months of the year, noninterest expense was $1.812 billion, representing an increase of $306 million, or 20%, from the first six months of 2008.
As shown in Figure 16, personnel expense decreased by $25 million from the second quarter of 2008 as a result of lower incentive compensation accruals and a reduction in salaries expense. The reduction in personnel expense was more than offset by a $118 million rise in nonpersonnel expense, due largely to a $68 million increase in the FDIC deposit insurance assessment. The higher assessment is a result of an across-the-board increase in the assessment rate that took effect during the first quarter of 2009 and a special assessment imposed during the second quarter of 2009, under which Key recorded $44 million of additional expense. More specific information regarding the FDIC’s actions is included in the section entitled “Deposits and other sources of funds,” which begins on page 85. Other factors contributing to the growth in nonpersonnel expense were a $16 million increase to the provision for losses on LIHTC guaranteed funds, a $15 million increase in professional fees and a $12 million increase in costs associated with holding OREO. In addition, Key recorded an $11 million provision for losses on lending-related commitments during the current quarter, compared to a $2 million credit for the second quarter of 2008. Further information regarding the LIHTC guaranteed funds is included in Note 8 (“Variable Interest

Entities”), under the heading “LIHTC guaranteed funds” on page 26, and in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Return guarantee agreement with LIHTC investors” on page 35.
For the year-to-date period, personnel expense decreased by $71 million. Excluding the intangible assets impairment charge of $196 million recorded in the first quarter of 2009, nonpersonnel expense was up $181 million, or 26%, due primarily to a $96 million increase in the FDIC deposit insurance assessment, a $26 million increase in professional fees and an $11 million provision for losses on lending-related commitments recorded during the current year, compared to a $29 million credit recorded for the first six months of 2008.
The quarterly and year-to-date increases in total noninterest expense were moderated by decreases in operating lease expense, marketing expense and postage.
Figure 16. Noninterest Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Personnel	$377	$402	$(25)	(6.2)%	$738	$809	$(71)	(8.8)%
Net occupancy	63	62	1	1.6	129	128	1	.8
Operating lease expense	49	55	(6)	(10.9)	99	113	(14)	(12.4)
Computer processing	48	43	5	11.6	95	90	5	5.6
Professional fees	47	32	15	46.9	81	55	26	47.3
FDIC assessment	70	2	68	N/M	100	4	96	N/M
Equipment	25	23	2	8.7	47	47	—	—
Marketing	17	21	(4)	(19.0)	31	35	(4)	(11.4)
Intangible assets impairment	—	—	—	—	196	—	196	N/M
Other expense:
OREO expense, net	15	3	12	400.0	21	5	16	320.0
Postage and delivery	8	12	(4)	(33.3)	16	23	(7)	(30.4)
Franchise and business taxes	9	8	1	12.5	18	16	2	12.5
Telecommunications	6	7	(1)	(14.3)	13	15	(2)	(13.3)
Provision for losses on LIHTC guaranteed funds	16	—	16	N/M	16	6	10	166.7
Provision (credit) for losses on lending-related commitments	11	(2)	13	N/M	11	(29)	40	N/M
Miscellaneous expense	109	109	—	—	201	189	12	6.3

Total other expense	174	137	37	27.0	296	225	71	31.6

Total noninterest expense	$870	$777	$93	12.0%	$1,812	$1,506	$306	20.3%

Average full-time equivalent employees (a)	16,937	18,164	(1,227)	(6.8)%	17,201	18,295	(1,094)	(6.0)%

(a)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.
N/M = Not Meaningful
The following discussion explains the composition of certain elements of Key’s noninterest expense and the factors that caused those elements to change.
Personnel. As shown in Figure 17, personnel expense, the largest category of Key’s noninterest expense, decreased by $71 million, or 9%, from the first six months of 2008. The decrease was due primarily to lower accruals for incentive compensation and a reduction in salaries expense stemming from a 6% decline in the number of average full-time equivalent employees. These reductions were offset in part by an increase in severance expense and higher costs associated with employee benefits. As previously reported, Key expects to experience a substantial increase in pension expense in 2009. The increase is due primarily to lower expected returns and an increase in the amortization of losses resulting from the decrease in the value of pension plan assets caused by steep declines in the equity markets in 2008.

Figure 17. Personnel Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Salaries	$ 226	$ 234	$ (8)	(3.4)%	$ 450	$ 472	$ (22)	(4.7)%
Incentive compensation	52	78	(26)	(33.3)	89	151	(62)	(41.1)
Employee benefits	70	65	5	7.7	153	141	12	8.5
Stock-based compensation	15	17	(2)	(11.8)	24	31	(7)	(22.6)
Severance	14	8	6	75.0	22	14	8	57.1

Total personnel expense	$ 377	$ 402	$ (25)	(6.2)%	$ 738	$ 809	$ (71)	(8.8)%

Operating lease expense. The decrease in operating lease expense for both the quarterly and year-to-date periods is attributable to a lower volume of activity in the Equipment Finance line of business as Key de-emphasizes operating lease activities. Income related to operating lease activities is presented in Figure 12 as “operating lease income.”
Professional fees. The increase in professional fees for both the quarterly and year-to-date periods is due to increased collection efforts on loans, the outsourcing of certain services and the Keyvolution initiative.
Intangible assets impairment. During the first quarter of 2009, Key determined that the estimated fair value of its National Banking reporting unit was less than the carrying amount, reflecting continued weakness in the financial markets. As a result, Key recorded a pre-tax noncash accounting charge of $223 million, of which $27 million relates to the discontinued operations of Austin Capital Management, Ltd. As a result of this charge, Key has now written off all of the goodwill that had been assigned to its National Banking reporting unit.
As previously discussed, late last year Key initiated a process known as “Keyvolution,” a corporate-wide initiative designed to build a consistently superior experience for clients, simplify processes, improve speed to market and enhance Key’s ability to seize growth and profit opportunities. Through this initiative, Key expects to achieve annualized cost savings of $300 million to $375 million by 2012. Over the past fifteen months, management has been addressing certain noncore businesses, such as retail marine and private student lending. We have also deployed new teller platform technology throughout our company. These and other efforts have resulted in a reduction in our employee workforce of approximately 8%, or 1,500 positions, over the fifteen month period.
Income taxes
Key recorded a tax benefit from continuing operations of $180 million for the second quarter of 2009, compared to a provision of $610 million for the comparable period in 2008. For the first six months of 2009, Key recorded a tax benefit from continuing operations of $422 million, compared to a provision of $713 million for the same period last year.
The tax benefits recorded in 2009 are largely attributable to the continuation of a difficult economic environment and the resulting increases in Key’s provision for loan losses, which contributed to the losses recorded for the quarterly and year-to-date periods. During the second quarter of 2008, Key recorded a significant tax provision as a result of several developments related to Key’s tax treatment of certain leveraged lease financing transactions described below.
As previously reported, during the second quarter of 2008, Key received an adverse federal court decision on the company’s tax treatment of a service contract lease transaction. As a result, Key was required to increase the amount of unrecognized tax benefits associated with all of the leases under challenge by the IRS. The increase in unrecognized tax benefits necessitated a recalculation of Key’s lease income recognized from inception for all of the leveraged leases being contested by the IRS, as well as an increase to Key’s tax reserves. These actions reduced Key’s second quarter 2008 after-tax earnings by $1.011 billion, or $2.43 per common share, including a $359 million reduction to lease income, a $177 million increase to the provision for income taxes and a $475 million charge to the tax provision for the interest cost associated with the contested tax liabilities.
During the first quarter of 2008, Key increased the amount of its unrecognized tax benefits associated with its lease in, lease out (“LILO”) transactions as a result of an updated assessment of Key’s tax position performed by management. The increase in unrecognized tax benefits associated with Key’s LILO transactions also necessitated a recalculation of Key’s lease income and an increase to Key’s tax reserves. These actions reduced Key’s first quarter 2008 after-tax earnings by $38 million, or $.10 per diluted common share, including a $3 million reduction to lease income, an $18 million increase to the provision for income taxes and a $17 million charge to the tax provision for the associated interest charges.
In the ordinary course of business, Key enters into certain types of lease financing transactions that result in tax deductions. The IRS has completed audits of Key’s income tax returns for a number of prior years and has disallowed the tax deductions taken in connection with these transactions. On February 13, 2009, Key and the IRS entered into a closing agreement that resolved substantially all outstanding leveraged lease financing tax issues. During the second quarter, Key settled all remaining leveraged lease financing tax issues with the IRS without incurring any additional tax or interest liability. Additional information pertaining to the contested lease financing transactions, the related charges and the settlement is included in Note 17 (“Income Taxes”), which begins on page 110 of Key’s 2008 Annual Report to Shareholders.
During the first quarter of 2009, Key’s results from continuing operations included a $196 million charge for intangible assets impairment of which $110 million is not deductible for tax purposes. Excluding this charge and the lease financing charges discussed above, Key’s effective tax rate was 43.6% for the second quarter of 2009, compared to 26.3% for the second quarter of 2008. On an adjusted basis, the effective tax rates for the first six months of 2009 and 2008 were 41.7% and 15.9%, respectively. The higher effective tax rates in 2009 reflect the combined effects of the losses recorded in the current year and the permanent tax differences described below.
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

Financial Condition
Loans and loans held for sale
As shown in Note 6 (“Loans and Loans Held for Sale”), which begins on page 22, total loans outstanding were $70.8 billion at June 30, 2009, compared to $76.5 billion at December 31, 2008, and $75.9 billion at June 30, 2008. The decrease over the past twelve months reflects reductions in most of Key’s loan portfolios, with the largest decline experienced in the commercial portfolio.
Commercial loan portfolio
Commercial loans outstanding decreased by $4.4 billion, or 8%, from the year ago quarter. The decrease occurred during the current year as a result of soft demand for credit due to the weak economic conditions, improved liquidity for clients in the commercial paper market, paydowns in Key’s exit loan portfolio and elevated net loan charge-offs.
Commercial real estate loans. Commercial real estate loans for both owner- and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At June 30, 2009, Key’s commercial real estate portfolio included mortgage loans of $11.8 billion and construction loans of $6.1 billion. The average mortgage loan originated during the first half of 2009 was $1 million, and the largest mortgage loan at June 30, 2009, had a balance of $123 million. At June 30, 2009, the average construction loan commitment was $5 million. The largest construction loan commitment was $65 million, all of which was outstanding.
Key’s commercial real estate lending business is conducted through two primary sources: a 14-state banking franchise, and Real Estate Capital and Corporate Banking Services, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals exclusively with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 62% of Key’s average commercial real estate loans during the second quarter of 2009. Key’s commercial real estate business generally focuses on larger real estate developers and, as shown in Figure 18, is diversified by both industry type and geographic location of the underlying collateral. Figure 18 includes commercial mortgage and construction loans in both the Community Banking and National Banking units.
Figure 18. Commercial Real Estate Loans

June 30, 2009	Geographic Region							Percent of	Commercial
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Total	Total	Mortgage	Construction

Nonowner-occupied:
Retail properties	$224	$776	$236	$732	$427	$476	$2,871	16.1%	$1,484	$1,387
Multifamily properties	340	657	483	253	530	473	2,736	15.3	1,564	1,172
Residential properties	403	424	61	119	181	453	1,641	9.2	263	1,378
Office buildings	362	185	110	181	217	381	1,436	8.0	882	554
Health facilities	242	180	43	228	171	322	1,186	6.6	993	193
Land and development	124	175	187	55	148	146	835	4.7	327	508
Warehouses	114	210	24	86	63	168	665	3.7	480	185
Hotels/Motels	77	117	—	16	56	58	324	1.8	241	83
Manufacturing facilities	34	—	17	26	1	30	108	.6	64	44
Other	242	224	2	107	160	130	865	4.8	721	144

	2,162	2,948	1,163	1,803	1,954	2,637	12,667	70.8	7,019	5,648
Owner-occupied	1,133	254	88	1,397	395	1,946	5,213	29.2	4,742	471

Total	$3,295	$3,202	$1,251	$3,200	$2,349	$4,583	$17,880	100.0%	$11,761	$6,119

Nonowner-occupied:
Nonperforming loans	$185	$255	$189	$44	$80	$243	$996	N/M	$292	$704
Accruing loans past due 90 days or more	9	108	98	8	53	83	359	N/M	136	223
Accruing loans past due 30 through 89 days	79	74	72	10	31	83	349	N/M	93	256

Northeast —	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont

Southeast —	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia

Southwest —	Arizona, Nevada and New Mexico

Midwest —	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin

Central —	Arkansas, Colorado, Oklahoma, Texas and Utah

West —	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming

N/M = Not Meaningful

Since December 31, 2008, nonperforming loans related to Key’s nonowner-occupied properties have increased by $513 million, due in part to the continuation of deteriorating market conditions in both the income properties and residential properties segments of Key’s commercial real estate construction portfolio. As previously reported, Key has undertaken a process to reduce its exposure in the residential properties segment of its construction loan portfolio through the sale of certain loans. In conjunction with these efforts, Key transferred $384 million of commercial real estate loans ($719 million, net of $335 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in June 2008. Key’s ability to sell these loans has been hindered by continued disruption in the financial markets which has precluded the ability of certain potential buyers to obtain the necessary funding. The balance of this portfolio has been reduced to $65 million at June 30, 2009, primarily as a result of cash proceeds from loan sales, transfers to OREO, and both realized and unrealized losses. Key will continue to pursue the sale or foreclosure of the remaining loans, all of which are on nonperforming status.
During the last half of 2008, Key ceased lending to homebuilders within its 14-state Community Banking footprint.
Commercial lease financing. Management believes Key has both the scale and array of products to compete in the specialty of equipment lease financing. Key conducts these financing arrangements through the Equipment Finance line of business. Commercial lease financing receivables represented 17% of commercial loans at June 30, 2009, compared to 18% at June 30, 2008.
Consumer loan portfolio
Consumer loans outstanding decreased by $612 million, or 3%, from one year ago. As shown in Figure 36 on page 108, $292 million, or 48%, of the reduction came from Key’s exit loan portfolio during the second quarter of 2009, while $193 million, or 32%, came from the exit loan portfolio during the first quarter of 2009. Most of the year-to-date decrease is attributable to the marine segment.
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. A significant amount of this portfolio (92% at June 30, 2009) is derived primarily from the Regional Banking line of business within the Community Banking group; the remainder originated from the Consumer Finance line of business within the National Banking group and has been in a runoff mode since the fourth quarter of 2007. Home equity loans within the Community Banking group have grown by $405 million, or 4%, over the past twelve months.
Figure 19 summarizes Key’s home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 19. Home Equity Loans

	2009		2008
dollars in millions	Second	First	Fourth	Third	Second

SOURCES OF PERIOD-END LOANS
Community Banking	$10,256	$10,290	$10,124	$9,970	$9,851
National Banking	934	998	1,051	1,101	1,153

Total	$11,190	$11,288	$11,175	$11,071	$11,004

Nonperforming loans at period end	$121	$110	$91	$86	$75
Net loan charge-offs for the period	42	32	31	21	19
Yield for the period	4.63%	4.77%	5.37%	5.85%	5.99%

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

Loans held for sale
Key’s loans held for sale were $909 million at June 30, 2009, compared to $1.0 billion at December 31, 2008, and $1.8 billion at June 30, 2008.
At June 30, 2009, Key’s loans held for sale included $288 million of commercial mortgage and $245 million of residential mortgage loans. In the absence of quoted market prices, management uses valuation models to measure the fair value of these loans and adjusts the amount recorded on the balance sheet if fair value falls below recorded cost. The models are based on assumptions related to prepayment speeds, default rates, funding cost and discount rates. In light of the volatility in the financial markets, management has reviewed Key’s assumptions and determined that they reflect current market conditions. As a result, no significant adjustments to the assumptions were required during the first six months of 2009.
During the first half of 2009, Key recorded net unrealized losses of $10 million and net realized losses of $34 million on its loans held for sale portfolio. Key records these transactions in “net (losses) gains from loan securitizations and sales” on the income statement. Key has not been significantly impacted by market volatility in the subprime mortgage lending industry, having exited this business in the fourth quarter of 2006.
Sales and securitizations
As market conditions allow, Key continues to utilize alternative funding sources like loan sales to support its loan origination capabilities. In addition, certain acquisitions completed in past years have improved Key’s ability to originate and sell new loans, and to securitize and service loans originated by others, especially in the area of commercial real estate.
During the past twelve months, Key sold $1.1 billion of residential real estate loans, $1.9 billion of commercial real estate loans, $447 million of education loans and $52 million of commercial loans. Most of these sales came from the held-for-sale portfolio. Due to unfavorable market conditions, Key has not securitized any of its education loans since 2006 and does not anticipate entering into any securitizations of this type in the foreseeable future.
Among the factors that Key considers in determining which loans to sell or securitize are:
♦	whether particular lending businesses meet established performance standards or fit with Key’s relationship banking strategy;

♦	Key’s asset/liability management needs;

♦	whether the characteristics of a specific loan portfolio make it conducive to securitization;

♦	the cost of alternative funding sources;

♦	the level of credit risk;

♦	capital requirements; and

♦	market conditions and pricing.

Figure 20 summarizes Key’s loan sales for the first six months of 2009 and all of 2008.
Figure 20. Loans Sold (Including Loans Held for Sale)

		Commercial	Commercial	Residential		Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Education	Other	Total

2009
Second quarter	$22	$410	—	$410	$327	—	$1,169
First quarter	9	192	—	302	109	—	612

Total	$31	$602	—	$712	$436	—	$1,781

2008
Fourth quarter	$10	$580	—	$222	$1	—	$813
Third quarter	11	699	—	197	10	$9	926
Second quarter	19	761	$38	213	38	—	1,069
First quarter	14	204	29	170	72	—	489

Total	$54	$2,244	$67	$802	$121	$9	$3,297

Figure 21 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. The table includes loans that have been both securitized and sold, or simply sold outright.
Figure 21. Loans Administered or Serviced

	June 30,	March 31,	December 31,	Sepember 30,	June 30,
in millions	2009	2009	2008	2008	2008

Commercial real estate loans	$126,369	$122,678	$123,256	$124,125	$128,010
Education loans	4,036	4,146	4,267	4,365	4,474
Commercial lease financing	652	663	713	762	782
Commercial loans	202	198	208	219	225

Total	$131,259	$127,685	$128,444	$129,471	$133,491

In the event of default by a borrower, Key is subject to recourse with respect to approximately $706 million of the $131.3 billion of loans administered or serviced at June 30, 2009. Additional information about this recourse arrangement is included in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 35.
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
Securities
As shown in Note 5 (“Securities”), which begins on page 18, Key’s securities portfolio totaled $12.2 billion at June 30, 2009, compared to $8.5 billion at December 31, 2008, and $8.3 billion at June 30, 2008. At each of these dates, the majority of the securities portfolio consisted of securities available for sale, with the remainder consisting of held-to-maturity securities of $25 million.
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of CMOs, which are debt securities that are secured by a pool of mortgages or mortgage-backed securities. Key’s CMOs generate interest income and serve as collateral to support certain pledging agreements. At June 30, 2009, Key had $10.1 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $8.1 billion at December 31, 2008, and $7.9 billion at June 30, 2008.

As shown in Figure 22, all of Key’s mortgage-backed securities are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets. Management employs an outside bond pricing service to determine the fair value at which these securities should be recorded on the balance sheet. In performing the valuations, the pricing service relies on models that consider security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. Management reviews valuations derived from the models to ensure they are consistent with the values placed on similar securities traded in the secondary markets.
Figure 22. Mortgage-Backed Securities by Issuer

	June 30,	December 31,	June 30,
in millions	2009	2008	2008

Federal Home Loan Mortgage Corporation	$5,421	$4,719	$4,675
Federal National Mortgage Association	2,643	3,002	2,875
Government National Mortgage Association	2,058	369	384

Total	$10,122	$8,090	$7,934

During the first six months of 2009, net gains from Key’s CMOs and other mortgage-backed securities totaled $57 million, of which $127 million were net realized gains and $70 million were net unrealized losses. Net realized gains include net gains of $125 million recorded in connection with the second quarter 2009 repositioning of Key’s securities portfolio as discussed below. The net unrealized losses resulted from the increase in market interest rates and were recorded in the “accumulated other comprehensive income” component of Key shareholders’ equity.
Net unrealized gains on retained interests in securitizations decreased from $29 million at December 31, 2008, to $19 million at June 30, 2009, as a result of changes in certain assumptions used to measure the fair value of Key’s retained interests. During the first quarter of 2009, management increased the expected credit loss estimates as well as the interest rate used to discount the residual cash flows. Additional information on these economic assumptions is presented in Note 7 (“Loan Securitizations and Mortgage Servicing Assets”), which begins on page 23. The net unrealized gains on retained interests in securitizations were recorded in the “accumulated other comprehensive income” component of Key shareholders’ equity.
Management periodically evaluates Key’s securities available-for-sale portfolio in light of established asset/liability management objectives, changing market conditions that could affect the profitability of the portfolio and the level of interest rate risk to which Key is exposed. These evaluations may cause management to take steps to improve Key’s overall balance sheet positioning.
In addition, the size and composition of Key’s securities available-for-sale portfolio could vary with Key’s needs for liquidity and the extent to which Key is required (or elects) to hold these assets as collateral to secure public funds and trust deposits. Although Key generally uses debt securities for this purpose, other assets, such as securities purchased under resale agreements or letters of credit, are used occasionally when they provide a lower cost of collateral or more favorable risk profiles.
During May 2009, Key sold approximately $2.8 billion of CMOs as part of Key’s overall plan to generate additional capital required under the SCAP, and to reposition the securities available-for-sale portfolio to better support Key’s strategies for managing interest rate and liquidity risk. The proceeds from the sale were reinvested in CMOs issued by government-sponsored entities and GNMA. Additional CMOs were purchased during the second quarter of 2009 in excess of the sale proceeds to support Key’s strategies for interest rate risk management, and improving overall balance sheet liquidity and access to secured funding sources. The repositioning improved Key’s interest rate risk position by replacing the shorter-maturity CMOs sold with CMOs that have longer expected average maturities. The weighted-average maturity of

Key’s available-for-sale portfolio increased from 2.5 years at December 31, 2008, to 2.9 years at June 30, 2009. Key continues to maintain a moderate asset-sensitive exposure to near-term changes in interest rates. Additionally, the repositioning improved Key’s liquidity risk by increasing the size of the securities portfolio, which allows Key to hold more liquid assets in the form of unencumbered securities. Key is able to pledge these securities to the Federal Reserve or Federal Home Loan Bank for secured borrowing arrangements, sell these securities or enter into repurchase agreements should liquidity be required in the future.
As a result of the sale of CMOs, Key recorded net realized gains of $125 million ($78 million after tax) during the second quarter of 2009, which added to Key’s Tier 1 common equity. These net gains were previously recorded in “net unrealized losses on securities available for sale” in the accumulated other comprehensive income component of Key shareholders’ equity.
Figure 23 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5.
Figure 23. Securities Available for Sale

					Other
	U.S. Treasury,	States and	Collateralized		Mortgage-		Retained						Weighted
	Agencies and	Political	Mortgage		Backed		Interests in		Other				Average
dollars in millions	Corporations	Subdivisions	Obligations	(a)	Securities	(a)	Securitizations	(a)	Securities	(b)	Total		Yield (c)

JUNE 30, 2009
Remaining maturity:
One year or less	$1,704	$ 2	$ 400		$ 3		$ 5		$ 9		$ 2,123		1.03%
After one through five years	3	8	7,921		1,404		53		59		9,448		4.10
After five through ten years	3	60	202		180		128		1		574		6.67
After ten years	—	16	—		12		—		1		29		5.90

Fair value	$1,710	$ 86	$8,523		$ 1,599		$186		$70		$12,174		—
Amortized cost	1,710	85	8,462		1,525		167		66		12,015		3.68%
Weighted-average yield (c)	.15%	5.65%	3.92%		4.89%		15.86%		5.46	% (d)	3.68	% (d)	—
Weighted-average maturity	.1 year	7.8 years	3.2 years		3.9 years		4.9 years		2.4 years		2.9 years		—

DECEMBER 31, 2008
Fair value	$ 10	$ 91	$ 6,523		$ 1,567		$ 191		$ 55		$ 8,437		—
Amortized cost	9	90	6,380		1,505		162		71		8,217		5.15%

JUNE 30, 2008
Fair value	$ 18	$ 91	$ 6,350		$ 1,584		$ 187		$ 82		$ 8,312		—
Amortized cost	18	92	6,309		1,583		153		82		8,237		5.19%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $66 million of securities at June 30, 2009, that have no stated yield.
Held-to-maturity securities. Foreign bonds, trust preferred securities and securities issued by states and political subdivisions constitute most of Key’s held-to-maturity securities. Figure 24 shows the composition, yields and remaining maturities of these securities.

Figure 24. Held-to-Maturity Securities

	States and					Weighted
	Political	Other				Average
dollars in millions	Subdivisions	Securities		Total		Yield (a)

JUNE 30, 2009
Remaining maturity:
One year or less	$1	$4		$5		3.73%
After one through five years	3	17		20		4.48

Amortized cost	$4	$21		$25		4.27%
Fair value	4	21		25		—
Weighted-average yield (a)	8.64%	3.02	% (b)	4.27	% (b)	—
Weighted-average maturity	1.6 years	2.6 years		2.4 years		—

DECEMBER 31, 2008
Amortized cost	$4	$21		$25		4.34%
Fair value	4	21		25		—

JUNE 30, 2008
Amortized cost	$8	$17		$25		6.51%
Fair value	8	17		25		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $8 million of securities at June 30, 2009, that have no stated yield.
Other investments
Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represented 64% of other investments at June 30, 2009. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($930 million at June 30, 2009, $990 million at December 31, 2008, and $1.0 billion at June 30, 2008).
In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.
Most of Key’s other investments are not traded on an active market. Management determines the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. Among other things, management’s review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history and management’s knowledge of the industry. During the first six months of 2009, net losses from Key’s principal investing activities totaled $78 million, which includes $71 million of net unrealized losses. These net losses are recorded as “net losses from principal investing” on the income statement.
Deposits and other sources of funds
Domestic deposits are Key’s primary source of funding. During the second quarter of 2009, these deposits averaged $66.9 billion, and represented 74% of the funds Key used to support loans and other earning assets, compared to $61.0 billion and 68% during the same quarter in 2008. The composition of Key’s deposits is shown in Figure 9, which spans pages 70 and 71.

The increase in average domestic deposits compared to the second quarter of 2008 was due to growth in certificates of deposit of $100,000 or more, other time deposits and noninterest-bearing deposits, offset in part by a decline in Negotiable Order of Withdrawal (“NOW”) and money market deposit accounts. The change in the composition of domestic deposits was attributable to two primary factors:
♦	Competition for deposits in the markets in which Key operates remains strong, and consumer preferences shifted to higher-yielding certificates of deposit from NOW and money market deposit accounts as a result of the declining interest rate environment.

♦	Key’s corporate clients focused on reducing their transaction service charges by maintaining higher balances in their noninterest-bearing deposit accounts, especially in light of the low interest rate environment. The higher balances in these accounts also reflect new FDIC rules that temporarily provide for full insurance coverage for qualifying noninterest-bearing deposit accounts in excess of the current standard maximum deposit insurance amount of $250,000. More specific information regarding this extended insurance coverage is included in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 92.
Purchased funds, consisting of deposits in Key’s foreign office and short-term borrowings, averaged $4.0 billion during the second quarter of 2009, compared to $12.2 billion during the year-ago quarter. The reduction from the second quarter of 2008 is attributable to a $3.5 billion decrease in foreign office deposits, a $2.9 billion decline in bank notes and other short-term borrowings, and a $1.6 billion reduction in federal funds purchased and securities sold under agreements to repurchase. During the first half of 2008, Key used purchased funds more heavily to accommodate borrowers’ increased reliance on commercial lines of credit in the volatile capital markets environment in which the availability of long-term funding had been restricted. The first half of 2009 saw improved liquidity for borrowers in the commercial paper market and a reduction in the demand for commercial lines of credit.
Substantially all of KeyBank’s domestic deposits are insured up to applicable limits by the FDIC. Accordingly, KeyBank is subject to deposit insurance premium assessments by the FDIC. Under current law, the FDIC is required to maintain the Deposit Insurance Fund (“DIF”) reserve ratio within the range of 1.15% to 1.50% of estimated insured deposits. Current law also requires the FDIC to implement a restoration plan when it determines that the DIF reserve ratio has fallen, or will fall within six months, below 1.15% of estimated insured deposits. As of March 31, 2009, the DIF reserve ratio was .27%. Consequently, the FDIC has established a restoration plan under which all depository institutions, regardless of risk, paid a $.07 additional annualized deposit insurance assessment on June 30, 2009, for each $100 of assessable domestic deposits as of March 31, 2009. Under a final rule approved in May 2009, the FDIC also imposed on all insured depository institutions a special assessment equal to five basis points of total assets less Tier 1 capital as of June 30, 2009, not to exceed ten basis points of assessable domestic deposits as of June 30, 2009. Key’s second quarter 2009 special assessment, which is payable September 30, 2009, totaled $44 million. Under this rule, the FDIC may impose additional similarly calculated special assessments for the third and fourth quarters of 2009 if they estimate the DIF reserve ratio to fall to a level that the FDIC believes would adversely affect public confidence, or which is close to zero or negative at the end of a quarter. The FDIC’s authority to impose additional special assessments expires on January 1, 2010.
Additionally, effective April 1, 2009, under a revised risk-based assessment system, which is being implemented as part of the FDIC’s restoration plan, annualized deposit insurance assessments for all insured depository institutions will range from $.07 to $.775 for each $100 of assessable domestic deposits as of June 30, 2009, and quarterly thereafter, based on the institution’s risk category, which, under the revised risk-based assessment program is determined and assessed on a quarterly basis by the FDIC. In addition to these assessments, an annualized fee of 10 basis points has been assessed on qualifying noninterest-bearing transaction account balances in excess of $250,000 in conjunction with the Transaction Account Guarantee part of the FDIC’s TLGP discussed in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 92.
As a result of the above assessments, Key’s total FDIC deposit insurance assessment increased by $68 million during the second quarter of 2009 compared to the same period one year ago.

Capital
Total Key shareholders’ equity at June 30, 2009, was $10.9 billion, up $371 million from December 31, 2008. Factors contributing to the change in Key’s shareholders’ equity during the first six months of 2009 are shown in the Consolidated Statements of Changes in Equity presented on page 5. During the second quarter of 2009, Key took the following actions to further strengthen its capital position.
Preferred stock private exchanges
During April and May 2009, KeyCorp entered into agreements with certain institutional shareholders who had contacted KeyCorp to exchange KeyCorp’s Series A Preferred Stock held by the institutional shareholders for KeyCorp’s common shares, $1 par value. In the aggregate, KeyCorp exchanged 17,369,926 common shares, or 3.25% of the issued and outstanding KeyCorp common shares at May 18, 2009, the date on which the last of the exchange transactions settled, for 1,539,700 shares of the Series A Preferred Stock. The exchanges were conducted in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. KeyCorp utilized treasury shares to complete the transactions.
Supervisory Capital Assessment Program and KeyCorp’s capital-generating activities
During the second quarter of 2009, Key took several actions to further strengthen its capital position in connection with the results of the SCAP assessment, which required Key to generate $1.8 billion of additional Tier 1 common equity. These actions, discussed below, included an “at- the-market” offering of common shares, a Series A Preferred Stock exchange offer for KeyCorp common shares, an institutional capital securities exchange offer for KeyCorp common shares, the sale of certain securities, and a reduction of dividend and interest obligations on the exchanged securities. More specific information on the SCAP assessment is included in this section under the heading “Financial Stability Plan” on page 93.
Common stock offering. On May 11, 2009, KeyCorp launched a public “at-the-market” offering of up to $750 million in aggregate gross proceeds of its common shares, $1 par value. KeyCorp subsequently increased the aggregate gross sales price of the common shares to be issued to $1.0 billion on June 2, 2009, and on the same date, announced that it had successfully issued all $1.0 billion in additional common shares. In conjunction with the common stock offering, KeyCorp issued 205,438,975 common shares at an average price of $4.87 per share.
Series A Preferred Stock public exchange offer. On June 3, 2009, KeyCorp launched an offer to exchange KeyCorp’s common shares, $1 par value, for any and all outstanding shares of KeyCorp’s Series A Preferred Stock. In connection with the Series A Preferred Stock exchange offer, which expired on June 30, 2009, KeyCorp issued 29,232,025 common shares, or 3.67% of the issued and outstanding KeyCorp common shares at June 30, 2009, for 2,130,461 shares of the outstanding Series A Preferred Stock, representing $213 million aggregate liquidation preference. The exchange ratio for this exchange offer was 13.7210 common shares per share of Series A Preferred Stock.
Institutional capital securities exchange offer. On June 3, 2009, KeyCorp launched a separate offer to exchange KeyCorp’s common shares, $1 par value, for any and all institutional capital securities issued by the KeyCorp Capital I, KeyCorp Capital II, KeyCorp Capital III and KeyCorp Capital VII trusts. In connection with the institutional capital securities exchange offer, which expired on June 30, 2009, KeyCorp issued 46,338,101 common shares, or 5.81% of the issued and outstanding KeyCorp common shares at June 30, 2009, for $294 million aggregate liquidation preference of the outstanding capital securities in the aforementioned trusts. The exchange ratios for this exchange offer, which ranged from 132.5732 to 160.9818 comon shares per $1,000 liquidation preference of capital securities, were based on the timing of each investor’s tender offer and the trust from which the capital securities were tendered.

In the aggregate, the Series A Preferred Stock and the institutional capital securities exchange offers generated $544 million of additional Tier 1 common equity. Both exchanges were conducted in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended.
On July 1, 2009, KeyCorp announced that it believes that it has now complied with the requirements of the SCAP assessment, having generated total Tier 1 common equity in excess of $1.8 billion. KeyCorp raised: (i) $1.5 billion of capital through the three transactions discussed above, (ii) $149 million of capital through other exchanges of Series A Preferred Stock, (iii) $125 million of capital through the sale of certain securities and (iv) approximately $70 million of capital through the reduction of Key’s dividend and interest obligations on the exchanged securities through the SCAP assessment period, which ends on December 31, 2010. Successful completion of these transactions has strengthened KeyCorp’s capital framework, having improved KeyCorp’s Tier 1 common equity ratio, which will benefit Key should economic conditions worsen.
In an effort to further enhance its Tier 1 common equity, on July 8, 2009, KeyCorp commenced a separate, SEC-registered offer to exchange KeyCorp’s common shares, $1 par value, for any and all capital securities issued by the KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, KeyCorp Capital IX and KeyCorp Capital X trusts. As of July 21, 2009, holders of approximately $534 million aggregate liquidation preference of capital securities had indicated that they would be tendering securities in the retail capital securities exchange offer, subject to applicable withdrawal rights. As a result of the success of this exchange offer, management announced on July 22, 2009, that it would limit the total aggregate liquidation preference of capital securities that it will accept in this exchange offer to $500 million. In connection with this exchange offer, which expired on August 4, 2009, KeyCorp issued 81,278,214 common shares, or 9.25% of the issued and outstanding KeyCorp common shares at August 4, 2009. The exchange ratios for this exchange offer, which ranged from 3.8289 to 4.1518 common shares per $25 liquidation preference of capital securities, were based on the timing of each investor’s tender offer and the trust from which the capital securities were tendered. The retail capital securities exchange offer generated approximately $505 million of additional Tier 1 common equity.
Dividends
During the second quarter of 2009, Key made a $31 million cash dividend payment to the U.S. Treasury. This is the second of such quarterly payments that Key has made after having raised $2.5 billion of additional capital during the fourth quarter of 2008 as a participant in the U.S. Treasury’s CPP.
On July 17, 2009, the Board of Directors declared a cash dividend of $1.9375 per share of KeyCorp’s Series A Preferred Stock. The dividend is payable September 15, 2009, to shareholders of record on August 28, 2009. The Board also declared a cash dividend to $.01 per share on the company’s common shares payable September 15, 2009, to holders of record on September 1, 2009. In May 2009, the Board resolved to reduce KeyCorp’s quarterly dividend on common shares to $.01 per share ($.04 annualized) from $.0625 per share ($.25 annualized), commencing in the second quarter of 2009.

Common shares outstanding
KeyCorp’s common shares are traded on the New York Stock Exchange under the symbol KEY. At June 30, 2009:
♦	Book value per common share was $10.21 based on 797.2 million shares outstanding, compared to $14.97, based on 495.0 million shares outstanding at December 31, 2008, and $16.59, based on 485.7 million shares outstanding at June 30, 2008.

♦	Tangible book value per common share was $8.92, compared to $12.41 at December 31, 2008, and $13.00 at June 30, 2008.
Figure 25 shows activities that caused the change in Key’s outstanding common shares over the past five quarters.
Figure 25. Changes in Common Shares Outstanding

	2009		2008
in thousands	Second	First	Fourth	Third	Second

Shares outstanding at beginning of period	498,573	495,002	494,765	485,662	400,071
Common shares exchanged for capital securities	46,338	—	—	—	—
Common shares exchanged for Series A Preferred Stock	46,602	—	—	—	—
Common shares issued	205,439	—	—	7,066	85,106
Shares reissued under employee benefit plans	294	3,571	237	2,037	485

Shares outstanding at end of period	797,246	498,573	495,002	494,765	485,662

As shown above, common shares outstanding increased by 298.7 million shares during the second quarter of 2009, due primarily to the capital-generating activities discussed on page 87.
At June 30, 2009, Key had 67.8 million treasury shares, compared to 89.1 million treasury shares at December 31, 2008, and 91.3 million at June 30, 2008. During the second quarter of 2009, KeyCorp reissued treasury shares in connection with the Series A Preferred Stock private exchanges. Management expects to reissue those shares as needed in connection with stock-based compensation awards and for other corporate purposes.
Key repurchases its common shares periodically in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The program does not have an expiration date, and Key has outstanding Board authority to repurchase 14.0 million shares. Key did not repurchase any common shares during the first six months of 2009. Further, in accordance with the terms of KeyCorp’s participation in the CPP, until the earlier of three years after the issuance of, or such time as the U.S. Treasury no longer holds any, Series B Preferred Stock issued by KeyCorp under that program, Key will not be able to repurchase any of its common shares without the approval of the U.S. Treasury, subject to certain limited exceptions (e.g., for purchases in connection with benefit plans). Additional information regarding KeyCorp’s participation in the CPP is included under the heading “Emergency Economic Stabilization Act of 2008” on page 92.
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
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. Key’s ratio of total shareholders’ equity to total assets was 11.10% at June 30, 2009, compared to 10.03% at December 31, 2008, and 8.57% at June 30, 2008. Key’s ratio of tangible common equity to tangible assets was 7.35% at June 30, 2009, compared to 5.95% at December 31, 2008, and 6.32% at June 30, 2008.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. See Note 14 (“Shareholders Equity”), which begins on page 102 of Key’s 2008 Annual Report to Shareholders, for an explanation of the implications of failing to meet these specific capital requirements.
Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of June 30, 2009, Key’s Tier 1 risk-based capital ratio was 12.57%, and its total risk-based capital ratio was 16.67%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as KeyCorp has — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of June 30, 2009, Key had a leverage ratio of 12.26%.
Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the SCAP, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 capital, known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 capital less preferred stock, qualifying capital securities and minority interests in subsidiaries) generally should be the dominant element in Tier 1 capital, such a focus is consistent with existing capital adequacy guidelines and does not imply a new or ongoing capital standard. Because Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 5 on pages 62 and 63 reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure.
Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KeyBank, qualified as “well capitalized” at June 30, 2009, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would qualify as “well capitalized” at June 30, 2009. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or KeyBank.

Figure 26 presents the details of Key’s regulatory capital position at June 30, 2009, December 31, 2008, and June 30, 2008.
Figure 26. Capital Components and Risk-Weighted Assets

	June 30,	December 31,	June 30,
dollars in millions	2009	2008	2008

TIER 1 CAPITAL
Key shareholders’ equity	$10,851	$10,480	$8,706
Qualifying capital securities	2,290	2,582	2,582
Less: Goodwill	917	1,138	1,598
Accumulated other comprehensive (loss) income (a)	(20)	76	79
Other assets (b)	172	203	221

Total Tier 1 capital	12,072	11,645	9,390

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	1,230	1,352	1,385
Net unrealized gains on equity securities available for sale	2	—	—
Qualifying long-term debt	2,698	2,819	2,879

Total Tier 2 capital	3,930	4,171	4,264

Total risk-based capital	$16,002	$15,816	$13,654

TIER 1 COMMON EQUITY
Tier 1 capital	$12,072	$11,645	$9,390
Less: Qualifying capital securities	2,290	2,582	2,582
Series B Preferred Stock	2,422	2,414	—
Series A Preferred Stock	291	658	650

Total Tier 1 common equity	$7,069	$5,991	$6,158

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$77,982	$84,922	$85,600
Risk-weighted off-balance sheet exposure	19,609	22,979	25,510
Less: Goodwill	917	1,138	1,598
Other assets (b)	1,256	1,162	1,004
Plus: Market risk-equivalent assets	1,922	1,589	1,606

Gross risk-weighted assets	97,340	107,190	110,114

Less: Excess allowance for loan losses (c)	1,334	505	87

Net risk-weighted assets	$96,006	$106,685	$110,027

AVERAGE QUARTERLY TOTAL ASSETS	$100,607	$107,639	$103,128

CAPITAL RATIOS
Tier 1 risk-based capital	12.57%	10.92%	8.53%
Total risk-based capital	16.67	14.82	12.41
Leverage (d)	12.26	11.05	9.34
Tier 1 common equity	7.36	5.62	5.60

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the adoption or subsequent application of the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of nonfinancial equity investments.

(c)	The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the nonqualifying intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to accumulated other comprehensive income resulting from the adoption and application of SFAS No. 158.

Emergency Economic Stabilization Act of 2008
On October 3, 2008, former President Bush signed into law the EESA. The TARP provisions of the EESA provide broad authority to the Secretary of the U.S. Treasury to restore liquidity and stability to the United States financial system, including the authority to purchase up to $700.0 billion of “troubled assets"— mortgages, mortgage-backed securities and certain other financial instruments.
While the key feature of TARP provides the Treasury Secretary the authority to purchase and guarantee types of troubled assets, other programs have emerged out of the authority and resources authorized by the EESA, as follows.
The TARP Capital Purchase Program. Under the CPP, in November 2008, KeyCorp issued $2.4 billion of cumulative preferred stock, which was purchased by the U.S. Treasury, and granted a warrant to purchase 35.2 million common shares to the U.S. Treasury at a fair value of $87 million. Terms and conditions of the program are available at the U.S. Treasury website, www.ustreas.gov/initiatives/eesa. Currently, bank holding companies that issue preferred stock to the U.S. Treasury under the CPP are permitted to include such capital instruments in Tier 1 capital for purposes of the Federal Reserve Board’s risk-based and leverage capital rules, and guidelines for bank holding companies.
FDIC’s standard maximum deposit insurance coverage limit increase. The EESA, as amended by the Helping Families Save Their Homes Act of 2009, provides for a temporary increase in the FDIC standard maximum deposit insurance coverage limit for all deposit accounts from $100,000 to $250,000. This temporary increase expires on December 31, 2013.
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
Under the Debt Guarantee, debt issued prior to April 1, 2009, is guaranteed until the earlier of maturity or June 30, 2012. Pursuant to an Interim Rule effective March 23, 2009, all insured depository institutions and other participating entities that have issued guaranteed debt before April 1, 2009, may issue FDIC-guaranteed debt during the extended issuance period that ends on October 31, 2009. The guarantee on such debt will expire no later than December 31, 2012. On March 16, 2009, KeyCorp issued $438 million of floating-rate senior notes due April 16, 2012, under the Debt Guarantee. This brings the total amount of debt issued by Key under the TLGP to $1.9 billion. Key has no plans to issue any additional debt under the TLGP.
For further information on the Temporary Liquidity Guarantee Program, see the section entitled “Capital,” which begins on page 48 of Key’s 2008 Annual Report to Shareholders.

Financial Stability Plan
On February 10, 2009, the U.S. Treasury announced its FSP to alleviate uncertainty, restore confidence, and address liquidity and capital constraints. The primary components of the FSP are the CAP, including the SCAP, the Term Asset-Backed Securities Loan Facility (“TALF”), the Public-Private Investment Program (“PPIP”), the Affordable Housing and Foreclosure Mitigation Efforts Initiative, and the Small Business and Community Lending Initiative designed to increase lending to small businesses. Additional information regarding certain primary aspects of the TALF and PPIP is included in the section entitled “Financial Stability Plan” on page 46 of Key’s Form 10-Q Report for the quarterly period ended March 31, 2009. More specific information regarding the CAP, including the SCAP, is presented below.
Capital Assistance Program. As part of the U.S. government’s FSP, on February 25, 2009, the U.S. Treasury announced preliminary details of its CAP, which is designed to: (1) restore confidence throughout the financial system by ensuring that the largest U.S. banking institutions have sufficient capital to absorb higher than anticipated potential future losses that could occur as a result of a more severe economic environment; and (2) support lending to creditworthy borrowers.
The CAP is comprised of two components: (1) a supervisory exercise that involves a forward-looking capital assessment — the SCAP — to evaluate the capital needs of major U.S. financial institutions, including KeyCorp, under a set of assumptions posing a more challenging economic environment, and (2) access for qualifying financial institutions to capital from the U.S. government to provide this buffer to the extent sufficient private (i.e., nongovernmental) sources of capital cannot be found, should such assessment indicate that an additional capital buffer is warranted. For eligible U.S. financial institutions with assets in excess of $100 billion, participation in the SCAP was mandatory, whether or not they intend to access the government capital available under the CAP.
To implement the U.S. Treasury’s CAP, the Federal Reserve, the Federal Reserve Banks, the FDIC, and the Office of the Comptroller of the Currency commenced a review of the capital of the nineteen largest U.S. banking institutions. This review, referred to as the SCAP, involved a forward-looking capital assessment, or “stress test,” of all domestic bank holding companies with risk-weighted assets of more than $100 billion, including KeyCorp, at December 31, 2008. The SCAP was intended to estimate 2009 and 2010 credit losses, revenues and reserve needs for each of these bank holding companies under a macroeconomic scenario that reflects a consensus expectation for the depth and duration of the recession, and a “more adverse than expected” scenario that reflects the possibility of a longer, more severe recession than the so-called “consensus expectation.” Based on the results of the SCAP review, regulators made a determination as to the extent to which a bank holding company would need to augment its capital, by raising additional capital, effecting a change in the composition of its capital, or both. The purpose of the SCAP was to ensure that the institutions reviewed have sufficient capital to absorb higher than anticipated potential future losses and remain sufficiently capitalized over the next two years to facilitate lending to creditworthy borrowers should the “more adverse than expected” macroeconomic scenario become a reality. Additional information related to the SCAP is available on the Federal Reserve Board website, www.federalreserve.gov.
As announced on May 7, 2009, under the SCAP assessment, KeyCorp’s regulators determined that it needed to generate $1.8 billion in additional Tier 1 common equity or contingent common equity (i.e., mandatorily convertible preferred shares). As required by SCAP, KeyCorp submitted a comprehensive capital plan to the Federal Reserve Bank of Cleveland on June 1, 2009, describing KeyCorp’s action plan for raising the required amount of additional Tier 1 common equity from nongovernmental sources. The steps outlined in Key’s capital plan include the capital-generating activities discussed under the heading “Supervisory Capital Assessment Program and KeyCorp’s capital-generating activities” on page 87.

Risk Management
Overview
Like other financial services companies, Key engages in business activities with inherent risks. The ability to properly and effectively identify, measure, monitor and report such risks is essential to maintaining safety and soundness and maximizing profitability. Management believes that the most significant risks facing Key are market risk, liquidity risk, credit risk and operational risk, and that these risks must be managed across the entire enterprise. Key continues to enhance its Enterprise Risk Management practices and program, and uses a risk-adjusted capital framework to manage these risks. This framework is approved and managed by the Risk Capital Committee, which consists of senior finance, risk management and business executives. Each type of risk is defined and discussed in greater detail in the remainder of this section. Consistent with the SCAP assessment, federal banking regulators are reemphasizing with financial institutions the importance of a number of risk, capital and liquidity management issues as part of an institution’s overall capital management strategy. Key believes its internal risk management processes are geared towards achieving and maintaining capital levels that are commensurate with Key’s business activities and risks, and comport with regulatory expectations in this environment. To further enhance Key’s risk management, capital and liquidity assessment processes, management and Key’s Board of Directors are engaged in a comprehensive review of policies and practices and expect to implement a number of enhancements, including the refinement of appropriate risk tolerances, the enhancement of existing “early warning” risk triggers and the modification of contingency planning pertaining to capital and liquidity. In addition, management is working to refine reporting and corporate governance practices relating to risk in order to enhance its identification, assessment and reporting of risks.
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
Market risk management
The values of some financial instruments vary not only with changes in market interest rates but also with changes in foreign exchange rates. Financial instruments also are susceptible to factors influencing valuations in the equity securities markets and other market-driven rates or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. The holder of a financial instrument faces “market risk” when the value of the instrument is tied to such external factors. Most of Key’s market risk is derived from interest rate fluctuations.
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
Interest rate risk positions can be influenced by a number of factors other than changes in market interest rates, including economic conditions, the competitive environment within Key’s markets, consumer preferences for specific loan and deposit products, and the level of interest rate exposure arising from basis risk, gap risk, yield curve risk and option risk. Each of these risks is defined in the discussion of market risk management, which begins on page 54 of Key’s 2008 Annual Report to Shareholders.

Net interest income simulation analysis. The primary tool management uses to measure Key’s interest rate risk is simulation analysis. For purposes of this analysis, management estimates Key’s net interest income based on the composition of its on- and off-balance sheet positions, and the current interest rate environment. The simulation assumes that changes in Key’s on- and off-balance sheet positions will reflect recent product trends, goals established by the Capital Allocation Committee and consensus economic forecasts.
Typically, the amount of net interest income at risk is measured by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion. In light of the low interest rate environment, management modified the standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 25 basis points over two months with no change over the following ten months. After calculating the amount of net interest income at risk, management compares that amount with the base case of an unchanged interest rate environment. The analysis also considers sensitivity to changes in a number of other variables, including other market interest rates and deposit mix. In addition, management assesses the potential effect of different shapes in the yield curve, including a sustained flat yield curve and an inverted slope yield curve (the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity). Management also performs stress tests to measure the effect on net interest income of an immediate change in market interest rates, as well as changes in assumptions related to the pricing of deposits without contractual maturities, prepayments on loans and securities, loan and deposit growth, and wholesale funding and capital management activities.
Simulation analysis produces only a sophisticated estimate of interest rate exposure based on assumptions and judgments related to balance sheet growth, customer behavior, new products, new business volume, product pricing, behavior of market interest rates and anticipated hedging activities. Management tailors the assumptions to the specific interest rate environment and yield curve shape being modeled, and validates those assumptions on a regular basis. Key’s simulations are performed with the assumption that interest rate risk positions will be actively managed through the use of on- and off-balance sheet financial instruments to achieve the desired risk profile. Actual results may differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, actual hedging strategies employed, changes in balance sheet composition, and repercussions from unanticipated or unknown events.
Figure 27 presents the results of the simulation analysis at June 30, 2009 and 2008. At June 30, 2009, Key’s simulated exposure to a change in short-term rates was moderately asset-sensitive. ALCO policy limits for risk management call for corrective measures if simulation modeling demonstrates that a gradual increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 27, Key is operating within these limits.
Figure 27. Simulated Change in Net Interest Income

June 30, 2009

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.96%	+2.40%

June 30, 2008

Basis point change assumption (short-term rates)	-150	+200
ALCO policy limits	-2.00%	-2.00%

Interest rate risk assessment	+1.30%	-.96%

As interest rates declined throughout 2008 and remained at low levels through the first half of 2009, Key gradually shifted from a liability-sensitive position to an asset-sensitive position through increased client demand for fixed-rate certificates of deposit and a number of capital-raising transactions. Key’s current interest rate risk position could fluctuate to higher or lower levels of risk depending on the actual volume, mix and maturity of loan and deposit flows, and the execution of hedges. Additional hedging activities are proactively evaluated based on management’s decisions to adjust the interest rate risk profile as changes occur to the configuration of the balance sheet and the outlook for the economy.
Management also conducts simulations that measure the effect of changes in market interest rates in the second year of a two-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, management simulates changes to the economic value of equity as discussed in the following section.
Economic value of equity modeling. Economic value of equity (“EVE”) complements net interest income simulation analysis since it estimates risk exposure beyond twelve- and twenty-four month horizons. EVE measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to changes in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets and liabilities. Under the current level of market interest rates, the calculation of EVE under an immediate 200 basis point decrease in interest rates results in certain interest rates declining to zero percent and a less than 200 basis point decrease in certain yield curve term points. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as management’s expectations. Management takes corrective measures if this analysis indicates that Key’s EVE will decrease by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. Key is operating within these guidelines.
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
Figure 28 shows all swap positions which Key holds for asset/liability management (“A/LM”) purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as management adjusts the balance sheet positions to be hedged and Key’s broader A/LM objectives. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 15 (“Derivatives and Hedging Activities”), which begins on page 37.
Figure 28. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2009					June 30, 2008
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable — conventional A/LM (a)	$16,868	$37	1.1	1.1%	.3%	$12,488	$162
Receive fixed/pay variable — conventional debt	5,631	410	18.5	5.4	1.2	6,119	125
Receive fixed/pay variable — forward starting	—	—	—	—	—	300	10
Pay fixed/receive variable — conventional debt	735	8	4.6	1.0	3.4	1,026	(18)
Foreign currency — conventional debt	2,550	(258)	1.7	1.4	1.0	2,659	135

Total portfolio swaps	$25,784	$197	5.1	2.1%	.7%	$22,592	$414

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

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
Key manages exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Risk Capital Committee. At June 30, 2009, the aggregate one-day trading limit set by the committee was $6.9 million. Key is operating within these constraints. During the first six months of 2009, Key’s aggregate daily average, minimum and maximum VAR amounts were $3.0 million, $2.6 million and $3.7 million, respectively. During the same period one year ago, Key’s aggregate daily average, minimum and maximum VAR amounts were $2.5 million, $1.7 million and $3.8 million, respectively.
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
Governance structure
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
Oversight of the liquidity risk management process is governed by the Risk Management Committee of the Board of Directors, the KeyBank Board of Directors and the ALCO. These committees regularly review various liquidity reports, including liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, funding erosion analyses and goal tracking reports. These committee reviews generate a discussion of positions, trends and directives on liquidity risk. In addition, management uses a variety of daily liquidity reports to monitor the daily flow of funds. In the current environment where liquidity pressures are elevated, a heightened level of monitoring and management is in place.
Sources of liquidity
Key’s primary sources of funding include customer deposits, wholesale funding and capital. If the cash flows needed to support operating and investing activities is not satisfied by deposit balances, Key relies on wholesale funding or liquid assets. Conversely, excess cash generated by operating, investing and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets. Key actively manages liquidity using a variety of non-deposit sources, including short- and long-term debt, and secured borrowings.

Factors affecting liquidity
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
Managing liquidity risk
Key regularly monitors its funding sources and measures its capacity to obtain funds in a variety of scenarios, in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, in order to better manage liquidity risk, management performs a monthly hypothetical funding erosion analysis for both KeyCorp and KeyBank. This analysis forecasts potential future liquidity scenarios under various funding constraints and time periods.
In a “heightened monitoring mode,” which Key is currently under, management conducts stress tests on both KeyCorp and KeyBank. These stress tests, which are more strenuous and robust than the erosion analysis, determine the periodic effects of major interruptions to Key’s access to funding markets and the adverse effect on Key’s ability to fund its normal operations. To compensate for the effect of these assumed liquidity pressures, management considers alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed. In the current environment, these stress tests are performed monthly.
The results of the stress tests indicate that, under a severe stress scenario, Key could continue to meet its financial obligations and fund its operations for at least one year without reliance on extraordinary government intervention.
Most credit markets in which Key participates and relies upon as sources of funding have been significantly disrupted and highly volatile since July 2007. Since that time, as a means of maintaining adequate liquidity, Key, like many other financial institutions, has relied more heavily on the liquidity and stability present in the short-term secured credit markets since access to unsecured term debt has been severely restricted. For example, regional banking institutions’ access to unsecured term debt has been limited to the issuance of FDIC-guaranteed senior unsecured debt through the TLGP. By contrast, short-term secured funding has been available and cost effective. If prolonged market disruption were to reduce the cost effectiveness and availability of these sources of funds for an extended period of time, management may need to secure funding alternatives. Management continues to reposition Key’s balance sheet to reduce future reliance on wholesale funding.
Key maintains a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of wholesale funding (such as federal funds purchased, securities sold under repurchase agreements and Eurodollars), and also has secured borrowing facilities established at the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland to facilitate short-term liquidity requirements. As of June 30, 2009, Key’s unused secured borrowing capacity was $15.3 billion at the Federal Reserve and $3.7 billion at the Federal Home Loan Bank. Additionally, at June 30, 2009, Key maintained an excess federal funds sold position of $2.4 billion at the Federal Reserve. During July 2009, Key continued to increase its balance of unpledged securities. Key intends to pledge some or all of these securities to its secured borrowing facility at the Federal Home Loan Bank in an effort to increase its secured borrowing capacity, as well as its available short-term liquidity.

Long-term liquidity strategy
Key’s long-term liquidity strategy is to reduce its reliance on wholesale funding. Key’s Community Banking unit, which represents Key’s core business, supports Key’s client-driven relationship strategy, which will enable Key to achieve greater reliance on deposit-based funding, thus reducing Key’s liquidity risk.
Key’s liquidity position and recent activity
Over the past twelve months, Key has increased its liquid asset portfolio, which includes overnight and short-term investments as well as unencumbered, high quality liquid assets to be held as insurance against a range of potential liquidity stress scenarios. Liquidity stress scenarios include the loss of access to either unsecured or secured funding sources as well as draws on unfunded commitments and significant deposit withdrawals. At June 30, 2009, Key’s liquid asset portfolio totaled $7.2 billion, consisting of $2.4 billion of federal funds sold and $4.8 billion in unencumbered, high quality securities.
From time to time, KeyCorp or its principal subsidiary, KeyBank, may seek to retire, repurchase or exchange outstanding debt of KeyCorp or KeyBank, and capital securities or preferred stock of KeyCorp through cash purchase, privately negotiated transactions or otherwise. Such transactions, if any, depend on prevailing market conditions, Key’s liquidity and capital requirements, contractual restrictions and other factors. The amounts involved may be material.
Key generates cash flows from operations, and from investing and financing activities. Securities sold in connection with the repositioning of the securities portfolio provided a primary source of cash from investing activities during the second quarter of 2009. Additionally, during the first half of 2009, paydowns on loans, maturities of short-term investments, and prepayments and maturities of securities available for sale provided significant cash inflows from investing activities. Purchases of securities available for sale required the greatest use of cash during the first half of 2009. Sales, prepayments and maturities of securities available for sale were the greatest sources of cash from investing activities during the first half of 2008, while lending and purchases of securities available for sale required the greatest use of cash.
During the first half of 2009, Key used the proceeds from the loan paydowns and maturities of short-term investments, along with deposit growth and the issuance of common shares, to fund the paydown of short-term borrowings and long-term debt. Key used long-term debt to pay down short-term borrowings and partially fund the growth in portfolio loans during the first half of 2008. Issuances of common shares and preferred stock also provided a significant inflow of cash from financing activities during the second quarter of 2008.
The Consolidated Statements of Cash Flows on page 6 summarize Key’s sources and uses of cash by type of activity for the six-month periods ended June 30, 2009 and 2008.
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
The parent company has typically met its liquidity requirements principally through receiving regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first six months of 2009, KeyBank did not pay any dividends to the parent, and nonbank subsidiaries paid the parent a total of $.8 million in dividends. As of the close of business on June 30, 2009, KeyBank would not have been permitted to pay dividends to the parent without prior regulatory approval. During the first half of 2009, the parent made a capital infusion of $500 million to KeyBank.
The parent company generally maintains excess funds in interest-bearing deposits in an amount sufficient to meet projected debt maturities over the next twelve months. At June 30, 2009, the parent company held $4.6 billion in short-term investments, which management projected to be sufficient to meet all of Key’s debt repayment obligations.
During the first quarter of 2009, KeyCorp issued $438 million of FDIC-guaranteed floating-rate senior notes under the TLGP, which are due April 16, 2012. More specific information regarding this program and Key’s participation is included in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 92.
Liquidity programs
Management has several programs, as described below, which enable the parent company and KeyBank to raise funds in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.
Bank note program. KeyBank’s note program provides for the issuance of up to $20.0 billion of notes. These notes may have original maturities from thirty days up to thirty years. During the first six months of 2009, KeyBank did not issue any notes under this program. At June 30, 2009, $16.5 billion was available for future issuance.
Euro medium-term note program. Under Key’s Euro medium-term note program, KeyCorp and KeyBank may, subject to the completion of certain filings, issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KeyBank and $1.0 billion by KeyCorp). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars or foreign currencies. Key did not issue any notes under this program during the first six months of 2009. At June 30, 2009, $7.6 billion was available for future issuance.

KeyCorp shelf registration, including medium-term note program. In June 2008, KeyCorp filed an updated shelf registration statement with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. During the same month, KeyCorp filed an updated prospectus supplement, renewing a medium-term note program that permits KeyCorp to issue notes with original maturities of nine months or more. KeyCorp issued $438 million of medium-term notes during the first six months of 2009, all of which were FDIC-guaranteed under the TLGP.
KeyCorp’s Board of Directors has also authorized an equity shelf program pursuant to which KeyCorp conducts “at-the-market” offerings of its common shares. On May 11, 2009, KeyCorp commenced a public “at-the-market” offering of up to $750 million in aggregate gross proceeds of its common shares, $1 par value, and filed a prospectus supplement to its existing automatic shelf registration statement on file with the SEC in connection with such offering. KeyCorp subsequently increased the aggregate gross sales price of the common shares to be issued to $1.0 billion on June 2, 2009, and on the same date, announced that it had successfully issued all $1.0 billion in additional common shares. In conjunction with the common stock offering, KeyCorp issued 205,438,975 shares at an average price of $4.87 per share and raised a total of $987 million in net proceeds. KeyCorp does not currently plan to seek additional authority from the Board of Directors to conduct further “at-the-market” offerings. KeyCorp’s equity shelf program serves as an available source of liquidity, subject to Board approval for future issuances of common shares and the completion of certain supplemental SEC filings.
KeyCorp also maintains a shelf registration for the issuance of capital securities or preferred stock, which serves as an additional source of liquidity. At June 30, 2009, KeyCorp had authorized and available for issuance up to $1.5 billion of additional debt securities under the medium-term note program and up to $1.3 billion of preferred stock or capital securities.
Commercial paper. KeyCorp has a commercial paper program that provides funding availability of up to $500 million. At June 30, 2009, there were no borrowings outstanding under this program.
Key’s credit ratings
Key’s credit ratings at June 30, 2009, are shown in Figure 29. Management believes that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to effect future offerings of securities that would be marketable to investors. Current conditions in the capital markets are not normal, and for regional banking institutions such as Key, access to the capital markets for unsecured term debt continues to be severely restricted, with investors requiring historically wide spreads over “benchmark” U.S. Treasury obligations and LIBOR indices.
The credit ratings presented in Figure 29 reflect one-notch downgrades of certain KeyCorp and KeyBank ratings by Standard & Poor’s on June 17, 2009, and by Fitch on June 23, 2009. Despite the changes, all of Key’s credit ratings remain investment-grade, with the exception of the KeyCorp capital securities and Series A Preferred Stock.
If the securities of KeyCorp and/or KeyBank suffer additional ratings downgrades, such downgrades could adversely affect access to liquidity and could significantly increase Key’s cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to Key, thereby curtailing its business operations and reducing its ability to generate income. Further downgrades of the credit ratings of Key’s securities, particularly if they are below investment-grade, could have a material adverse effect on Key.

Figure 29. Credit Ratings

			Senior	Subordinated		Series A
	TLGP	Short-Term	Long-Term	Long-Term	Capital	Preferred
June 30, 2009	Debt	Borrowings	Debt	Debt	Securities	Stock

KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	AAA	A-2	BBB+	BBB	BB	BB
Moody’s	Aaa	P-2	Baa1	Baa2	Baa2	Baa3
Fitch	AAA	F1	A-	BBB+	BBB	BBB
DBRS	AAA	R-1 (low)	A (low)	BBB (high)	BBB (high)	BB (high)

KEYBANK
Standard & Poor’s	AAA	A-2	A-	BBB+	N/A	N/A
Moody’s	Aaa	P-1	A2	A3	N/A	N/A
Fitch	AAA	F1	A-	BBB+	N/A	N/A
DBRS	AAA	R-1 (low)	A	A (low)	N/A	N/A

KNSF (a)
DBRS (b)	N/A	R-1 (low)	A	N/A	N/A	N/A

(a)	On March 1, 2009, KNSF merged with Key Canada Funding Ltd., an affiliated company, to form Key Nova Scotia Funding Ltd. (“KNSF Amalco”) under the laws of Nova Scotia, Canada. The KNSF commercial paper program is no longer active or utilized as a source of funding. KNSF Amalco is subject to the obligations of KNSF under the terms of the indenture for KNSF’s medium-term note program.

(b)	Reflects the guarantee by KeyBank of KNSF’s issuance of medium-term notes.

N/A =	Not Applicable
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
More specific information regarding this program and Key’s participation is included in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 92.
Financial Stability Plan
On February 10, 2009, the U.S. Treasury announced its FSP to alleviate uncertainty, restore confidence, and address liquidity and capital constraints. The key components of the FSP are the CAP, the TALF, the PPIP, the Affordable Housing and Foreclosure Mitigation Efforts Initiative, and the Small Business and Community Lending Initiative designed to increase lending to small businesses. Additional information regarding certain key aspects of the TALF and PPIP is included in the section entitled “Financial Stability Plan” on page 46 of Key’s
Form 10-Q Report for the quarterly period ended March 31, 2009. Information regarding the CAP is included in the “Capital” section under the heading “Financial Stability Plan” on page 93.
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
Key actively manages the overall loan portfolio in a manner consistent with asset quality objectives. One process entails the use of credit derivatives — primarily credit default swaps — to mitigate Key’s credit risk. Credit default swaps enable Key to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At June 30, 2009, Key used credit default swaps with a notional amount of $1.0 billion to manage the credit risk associated with specific commercial lending obligations. Key also sells credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At June 30, 2009, the notional amount of credit default swaps sold by Key for the purpose of diversifying Key’s credit exposure was $416 million. Occasionally, Key will provide credit protection to other lenders through the sale of credit default swaps. The transactions with other lenders may generate fee income and can diversify the overall exposure to credit loss.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps reduced Key’s operating results by $23 million for the six-month period ended June 30, 2009.
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
Figure 30. Selected Asset Quality Statistics

	2009		2008
dollars in millions	Second	First	Fourth	Third	Second

Net loan charge-offs	$539	$492	$342	$273	$524
Net loan charge-offs to average loans	2.99%	2.65%	1.77%	1.43%	2.75%
Nonperforming loans at period end	$2,188	$1,738	$1,225	$967	$814
Nonperforming loans to period-end portfolio loans	3.09%	2.36%	1.60%	1.26%	1.07%
Nonperforming assets at period end	$2,551	$1,997	$1,464	$1,239	$1,210
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	3.58%	2.70%	1.91%	1.61%	1.59%
Allowance for loan losses	$2,499	$2,186	$1,803	$1,554	$1,421
Allowance for loan losses to period-end loans	3.53%	2.97%	2.36%	2.03%	1.87%
Allowance for loan losses to nonperforming loans	114.21	125.78	147.18	160.70	174.57

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
At June 30, 2009, the levels of watch assets and criticized assets were higher than they were a year earlier. Both watch and criticized levels increased in most of the commercial lines of business. The most significant increase occurred in the Real Estate Capital and Corporate Banking Services line of business, due principally to deteriorating market conditions in various segments of Key’s commercial real estate portfolio.

Allowance for loan losses. The allowance for loan losses at June 30, 2009, was $2.5 billion, or 3.53% of loans, compared to $1.4 billion, or 1.87%, at June 30, 2008. The allowance includes $393 million that was specifically allocated for impaired loans of $1.7 billion at June 30, 2009, compared to $166 million that was allocated for impaired loans of $564 million one year ago. For more information about impaired loans, see Note 9 (“Nonperforming Assets and Past Due Loans”) on page 28. At June 30, 2009, the allowance for loan losses was 114.21% of nonperforming loans, compared to 174.57% at June 30, 2008.
Management estimates the appropriate level of the allowance for loan losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 79 of Key’s 2008 Annual Report to Shareholders. Briefly, management applies historical loss rates to existing loans with similar risk characteristics and exercises judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. If an impaired loan has an outstanding balance greater than $2.5 million, management conducts further analysis to determine the probable loss content, and assigns a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if management remains uncertain about whether the loan will be repaid in full. The allowance for loan losses at June 30, 2009, represents management’s best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 31, Key’s allowance for loan losses increased by $1.1 billion, or 76%, during the past twelve months. This increase was attributable primarily to deteriorating conditions in the commercial real estate portfolio, and in the commercial and financial portfolio within the Real Estate Capital and Corporate Banking Services line of business. Deterioration in the marine lending portfolio (which experienced a higher level of net charge-offs as repossessions continued to rise) and in the education loan portfolio also contributed to the increase. Key has continued to experience deterioration in the credit quality of those education loans that are not guaranteed by the federal government. In 2008, management determined that Key will limit new education loans to those backed by government guarantee, but continue to honor existing loan commitments.
Figure 31. Allocation of the Allowance for Loan Losses

	June 30, 2009			December 31, 2008			June 30, 2008
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$769	30.8%	33.3%	$572	31.7%	35.6%	$504	35.5%	34.2%
Real estate — commercial mortgage	465	18.6	16.6	228	12.6	14.2	244	17.2	14.2
Real estate — construction	456	18.3	8.6	346	19.2	10.1	264	18.6	10.3
Commercial lease financing	192	7.7	11.7	148	8.3	11.8	137	9.6	12.7

Total commercial loans	1,882	75.4	70.2	1,294	71.8	71.7	1,149	80.9	71.4
Real estate — residential mortgage	19	.8	2.5	7	.4	2.5	5	.3	2.5
Home equity:
Community Banking	118	4.7	14.5	61	3.4	13.2	40	2.8	13.0
National Banking	91	3.6	1.3	69	3.8	1.4	25	1.8	1.5

Total home equity loans	209	8.3	15.8	130	7.2	14.6	65	4.6	14.5
Consumer other — Community Banking	65	2.6	1.7	51	2.8	1.6	32	2.2	1.7
Consumer other — National Banking:
Marine	151	6.0	4.4	132	7.3	4.4	35	2.5	4.8
Education	160	6.4	5.1	174	9.7	4.8	133	9.4	4.7
Other	13	.5	.3	15	.8	.4	2	.1	.4

Total consumer other — National Banking	324	12.9	9.8	321	17.8	9.6	170	12.0	9.9

Total consumer loans	617	24.6	29.8	509	28.2	28.3	272	19.1	28.6

Total	$2,499	100.0%	100.0%	$1,803	100.0%	100.0%	$1,421	100.0%	100.0%

Key’s provision for loan losses was $850 million for the second quarter of 2009, compared to $647 million for the year-ago quarter. Credit migration, particularly in the commercial real estate portfolio, continues to result in higher levels of net charge-offs and nonperforming loans, and more reserve building. Key’s provision for loan losses for the second quarter of 2009 exceeded net loan charge-offs by $311 million. As previously reported, Key has undertaken a process to reduce its exposure in the residential properties segment of its construction loan portfolio through the sale of certain loans. In conjunction with these efforts, Key transferred $384 million of commercial real estate loans ($719 million, net of $335 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in June 2008. Key’s ability to sell these loans has been hindered by continued disruption in the financial markets that has precluded the ability of certain potential buyers to obtain the necessary funding. As shown in Figure 32, the balance of this portfolio has been reduced to $65 million at June 30, primarily as a result of cash proceeds from loan sales, transfers to OREO, and both realized and unrealized losses. Key will continue to pursue the sale or foreclosure of the remaining loans, all of which are on nonperforming status.
Figure 32. Loans Held for Sale — Residential
Properties Segment of Construction Loan Portfolio

	2009		2008
in millions	Second	First	Fourth	Third

Balance at beginning of period	$70	$88	$133	$340
Cash proceeds from loan sales	(1)	(1)	(10)	(135)
Loans transferred to OREO	(1)	(12)	(14)	(35)
Realized and unrealized losses	(3)	(5)	(14)	(31)
Payments	—	—	(7)	(6)

Balance at end of period	$65	$70	$88	$133

Net loan charge-offs. Net loan charge-offs for the second quarter of 2009 totaled $539 million, or 2.99% of average loans. These results compare to net charge-offs of $524 million, or 2.75%, for the same period last year. Figure 33 shows the trend in Key’s net loan charge-offs by loan type, while the composition of Key’s loan charge-offs and recoveries by type of loan is presented in Figure 34.
As shown in Figure 33, net loan charge-offs for the second quarter of 2008 include the $335 million of net charge-offs resulting from the actions being taken by Key to reduce its exposure in the residential properties segment of the construction loan portfolio. Excluding these net charge-offs, over the past twelve months, net charge-offs in the commercial loan portfolio rose by $316 million, due primarily to commercial real estate related credits within the Real Estate Capital and Corporate Banking Services line of business. On an adjusted basis, net charge-offs for this line of business were up $233 million from the second quarter of 2008 and $56 million from the first quarter of 2009. As shown in Figure 36 on page 108, Key’s exit loan portfolio accounted for $156 million, or 29%, of Key’s total net loan charge-offs for the second quarter of 2009.
Figure 33. Net Loan Charge-offs

	2009		2008
dollars in millions	Second	First	Fourth	Third	Second

Commercial, financial and agricultural	$168	$232	$119	$62	$61
Real estate ___ commercial mortgage	87	21	43	20	15
Real estate ___ construction	133	104	49	79	339	(a)
Commercial lease financing	22	18	21	19	14

Total commercial loans	410	375	232	180	429
Home equity — Community Banking	24	17	14	9	9
Home equity — National Banking	18	15	17	12	10
Marine	29	32	25	16	10
Education	37	32	33	40	54
Other	21	21	21	16	12

Total consumer loans	129	117	110	93	95

Total net loan charge-offs	$539	$492	$342	$273	$524

Net loan charge-offs to average loans	2.99%	2.65%	1.77%	1.43%	2.75%

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

Figure 34. Summary of Loan Loss Experience

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2009	2008	2009	2008

Average loans outstanding	$72,381	$76,652	$73,847	$74,670

Allowance for loan losses at beginning of period	$2,186	$1,298	$1,803	$1,200
Loans charged off:
Commercial, financial and agricultural	182	75	426	125

Real estate — commercial mortgage	87	15	109	19
Real estate — construction	135	340	239	365

Total commercial real estate loans (a)	222	355	348	384
Commercial lease financing	29	18	51	33

Total commercial loans	433	448	825	542
Real estate — residential mortgage	4	2	7	6
Home equity:
Community Banking	25	9	43	18
National Banking	19	11	34	18

Total home equity loans	44	20	77	36
Consumer other — Community Banking	17	11	31	20
Consumer other — National Banking:
Marine	39	16	78	35
Education (b)	38	55	71	57
Other	3	2	9	6

Total consumer other — National Banking	80	73	158	98

Total consumer loans	145	106	273	160

Total loans charged off	578	554	1,098	702

Recoveries:
Commercial, financial and agricultural	14	14	26	28

Real estate — commercial mortgage	—	—	1	—
Real estate — construction	2	1	2	1

Total commercial real estate loans	2	1	3	1
Commercial lease financing	7	4	11	10

Total commercial loans	23	19	40	39
Real estate — residential mortgage	—	1	—	1
Home equity:
Community Banking	1	—	2	1
National Banking	1	1	1	1

Total home equity loans	2	1	3	2
Consumer other — Community Banking	2	1	3	3

Consumer other — National Banking:
Marine	10	6	17	9
Education	1	1	2	1
Other	1	1	2	2

Total consumer other — National Banking	12	8	21	12

Total consumer loans	16	11	27	18

Total recoveries	39	30	67	57

Net loans charged off	(539)	(524)	(1,031)	(645)
Provision for loan losses	850	647	1,725	834
Allowance related to loans acquired, net	—	—	—	32
Foreign currency translation adjustment	2	—	2	—

Allowance for loan losses at end of period	$2,499	$1,421	$2,499	$1,421

Net loan charge-offs to average loans	2.99%	2.75%	2.81%	1.74%
Allowance for loan losses to period-end loans	3.53	1.87	3.53	1.87
Allowance for loan losses to nonperforming loans	114.21	174.57	114.21	174.57

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	On March 31, 2008, Key transferred $3.3 billion of education loans from loans held for sale to the loan portfolio.
Nonperforming assets. Figure 35 shows the composition of Key’s nonperforming assets. These assets totaled $2.6 billion at June 30, 2009, and represented 3.58% of portfolio loans, OREO and other nonperforming assets, compared to $1.5 billion, or 1.91%, at December 31, 2008, and $1.2 billion, or 1.59%, at June 30, 2008.
As shown in Figure 35, all categories of nonperforming assets experienced increases during the second quarter of 2009, compared to the prior quarter. Nonperforming loans in the commercial and financial, and commercial real estate portfolios experienced the largest increases. The increase in the commercial and financial portfolio reflects the impact of general weakness in the economic environment and was principally attributable to loans in the Equipment Finance, Institutional and Capital Markets, and Middle Market lines of business. The increase in the commercial real estate portfolio was caused in part by the continuation of deteriorating market conditions in both the residential properties and income properties segments. As shown in Figure 37, Key’s exit loan portfolio accounted for $559 million, or 22%, of Key’s total nonperforming assets at June 30, 2009, compared to $502 million, or 25%, at March 31, 2009.

At June 30, 2009, the carrying amount of Key’s commercial nonperforming loans outstanding represented 79% of their original face value, and total nonperforming loans outstanding represented 80% of their face value. At the same date, OREO represented 45% of its original face value, while loans held for sale and other nonperforming assets in the aggregate represented 64% of their face value.
At June 30, 2009, Key’s 20 largest nonperforming loans totaled $693 million, representing 32% of total loans on nonperforming status. The level of Key’s delinquent loans has risen as a result of deterioration in various segments of Key’s commercial real estate portfolio.
Management anticipates that Key’s nonperforming loans will continue to increase in 2009 and that net loan charge-offs will remain elevated. As a result, the allowance for loan losses may be increased in future periods until credit trends level off.
Figure 35. Summary of Nonperforming Assets and Past Due Loans

	June 30,	March 31,	December 31,	September 30,	June 30,
dollars in millions	2009	2009	2008	2008	2008

Commercial, financial and agricultural	$700	$595	$415	$309	$259

Real estate — commercial mortgage	454	310	128	119	107
Real estate — construction	716	546	436	334	256

Total commercial real estate loans	1,170	856	564	453	363	(a)
Commercial lease financing	122	109	81	55	57

Total commercial loans	1,992	1,560	1,060	817	679
Real estate — residential mortgage	46	39	39	35	32
Home equity:
Community Banking	101	91	76	70	61
National Banking	20	19	15	16	14

Total home equity loans	121	110	91	86	75
Consumer other — Community Banking	5	3	3	3	2
Consumer other — National Banking:
Marine	19	21	26	22	20
Education	3	3	4	3	4
Other	2	2	2	1	2

Total consumer other — National Banking	24	26	32	26	26

Total consumer loans	196	178	165	150	135

Total nonperforming loans	2,188	1,738	1,225	967	814

Nonperforming loans held for sale	145	72	90	169	342	(a)

OREO	182	147	110	64	26
Allowance for OREO losses	(11)	(4)	(3)	(4)	(2)

OREO, net of allowance	171	143	107	60	24

Other nonperforming assets (b)	47	44	42	43	30

Total nonperforming assets	$2,551	$1,997	$1,464	$1,239	$1,210

Accruing loans past due 90 days or more	$581	$458	$433	$328	$367
Accruing loans past due 30 through 89 days	1,169	1,407	1,314	937	852

Nonperforming loans to year-end portfolio loans	3.09%	2.36%	1.60%	1.26%	1.07%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	3.58	2.70	1.91	1.61	1.59

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	Primarily investments held by the Private Equity unit within Key’s Real Estate Capital and Corporate Banking Services line of business.
The composition of Key’s exit loan portfolio at June 30, 2009, and March 31, 2009, the net charge-offs recorded on this portfolio for the second quarter of 2009 and the first quarter of 2009, and the nonperforming status of these loans at June 30, 2009, and March 31, 2009, are shown in Figure 36. At June 30, 2009, the exit loan portfolio represented 12% of Key’s total loans and loans held for sale.

Figure 36. Exit Loan Portfolio

						Balance on
	Balance		Change	Net Loan		Nonperforming
	Outstanding		6-30-09 vs.	Charge-offs		Status
in millions	6-30-09	3-31-09	3-31-09	2Q09	1Q09	6-30-09	3-31-09

Residential properties — homebuilder	$614	$766	$(152)	$62	$44	$298	$306
Residential properties — held for sale	65	70	(5)	—	—	65	70

Total residential properties	679	836	(157)	62	44	363	376
Marine and RV floor plan	696	817	(121)	8	11	149	80

Total commercial loans	1,375	1,653	(278)	70	55	512	456
Private education	2,847	2,897	(50)	37	32	2	—
Home equity — National Banking	934	998	(64)	18	15	20	19
Marine	3,095	3,256	(161)	29	32	19	21
RV and other consumer	245	262	(17)	2	5	6	6

Total consumer loans	7,121	7,413	(292)	86	84	47	46

Total loans in exit portfolio	$8,496	$9,066	$(570)	$156	$139	$559	$502

Figure 37 shows credit exposure by industry classification in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2008, total commitments and loans outstanding in this sector have declined by $6.7 billion and $3.7 billion, respectively. The types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are summarized in Figure 38.
Figure 37. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
June 30, 2009	Total	Loans		Percent of Loans
dollars in millions	Commitments (a)	Outstanding	Amount	Outstanding

Industry classification:
Services	$11,187	$4,526	$117	2.6%
Manufacturing	8,614	3,472	86	2.5
Public utilities	4,794	1,277	1	.1
Financial services	3,918	2,110	43	2.0
Wholesale trade	3,433	1,355	10	.7
Dealer floor plan	2,467	1,623	159	9.8
Retail trade	2,319	960	28	2.9
Property management	2,301	1,260	89	7.1
Building contractors	1,769	808	56	6.9
Transportation	1,674	1,192	73	6.1
Insurance	1,611	275	6	2.2
Mining	1,211	611	19	3.1
Public administration	906	333	—	—
Agriculture/forestry/fishing	893	531	13	2.4
Communications	699	289	—	—
Individuals	13	7	—	—
Other	3,123	2,913	—	—

Total	$50,932	$23,542	$700	3.0%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.

Figure 38. Summary of Changes in Nonperforming Loans

	2009		2008
in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$1,738	$1,225	$967	$814	$1,054
Loans placed on nonaccrual status	1,218	1,175	734	530	789
Charge-offs	(578)	(520)	(369)	(300)	(547)
Loans sold	(12)	(15)	(5)	(1)	(48)
Payments	(110)	(80)	(77)	(43)	(86)
Transfers to OREO	(30)	(34)	(22)	—	—
Transfers to nonperforming loans held for sale	(30)	—	—	(30)	(342	) (a)
Loans returned to accrual status	(8)	(13)	(3)	(3)	(6)

Balance at end of period	$2,188	$1,738	$1,225	$967	$814

(a)	During the second quarter of 2008, Key transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.
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
The information presented in the “Market risk management” section, which begins on page 94 of the Management’s Discussion & Analysis of Financial Condition & Results of Operations, is incorporated herein by reference.

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
The information presented in the Legal Proceedings section of Note 14 (“Contingent Liabilities and Guarantees”), which begins on page 33 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.

Item 1A.	Risk Factors
An investment in KeyCorp common shares is subject to risks inherent to KeyCorp and its subsidiaries’ (“Key’s”) business, its industry and ownership of its equity securities. Before making an investment decision, you should carefully consider the risks and uncertainties described below relating to recent developments and the risk factors included in Key’s Annual Report on Form 10-K for the year ended December 31, 2008, and its Quarterly Report on Form 10-Q for the period ended March 31, 2009, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties that management has identified below are material. Although Key has significant risk management policies, procedures and verification processes in place, additional risks and uncertainties that management is not aware of, or focused on, or that management currently deems immaterial may also impair its business operations. This report is qualified in its entirety by these risk factors. This report also contains forward-looking statements that involve risks and uncertainties.
IF ANY OF THE FOLLOWING RISK FACTORS ACTUALLY OCCUR, KEY’S BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND/OR ACCESS TO LIQUIDITY AND/OR CREDIT COULD BE MATERIALLY AND ADVERSELY AFFECTED (“MATERIAL ADVERSE EFFECT ON KEY”). IF THIS WERE TO HAPPEN, THE VALUE OF KEYCORP’S SECURITIES — COMMON SHARES, NONCUMULATIVE PERPETUAL CONVERTIBLE PREFERRED STOCK, SERIES A (“SERIES A PREFERRED STOCK”), FIXED-RATE CUMULATIVE PERPETUAL PREFERRED STOCK, SERIES B (“SERIES B PREFERRED STOCK”) AND KEYCORP’S CAPITAL SECURITIES — COULD DECLINE, PERHAPS SIGNIFICANTLY, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.
Risks Associated with Recent Developments
The United States Department of the Treasury (the “U.S. Treasury”) may require Key to raise additional capital that would likely be dilutive to its common shares.
In Key’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, it reported that under the U.S. Treasury’s Capital Assessment Program (“CAP”) Key was required to participate in the

Supervisory Capital Assessment Program (“SCAP”) to determine whether it would be required to raise additional capital. As announced on May 7, 2009, under the SCAP assessment, Key is required to increase the amount of its Tier 1 common equity by $1.8 billion within six months. As of July 6, 2009, Key believes that it has generated in excess of the $1.8 billion required by the SCAP results. Although Key believes that it has now fulfilled the requirement to generate $1.8 billion of additional Tier 1 common equity pursuant to the SCAP, there can be no assurance that its regulators, including the U.S. Treasury and the Board of Governors of the Federal Reserve (“Federal Reserve”), will not conduct additional “stress test” capital assessments, such as the SCAP, and/or require Key to generate additional capital, including Tier 1 common equity, in the future in light of changing economic circumstances. Any additional capital Key generates in the future, whether through exchange offers, underwritten offerings of common shares, or other public or private transactions, or through the conversion of KeyCorp Series B Preferred Stock issued under the Capital Purchase Program (“CPP”) to mandatory convertible preferred shares under the CAP and the issuance of warrants to the U.S. Treasury, would likely be dilutive to common shareholders and may reduce the market price of KeyCorp common shares.
If so required by its regulators to raise additional capital, Key may not be able to raise private (i.e., nongovernmental) capital in the amount required or at all, in which event Key may be required to raise additional capital through the U.S. Treasury’s CAP.
There can be no assurance that private capital will be available to Key on acceptable terms or at all, or that sufficient holders of our Series A Preferred Stock, capital securities or other debt securities will be willing to exchange such securities for KeyCorp common shares. If Key is unable to raise such amount of additional capital required to be raised through private capital transactions, Key may be required to obtain capital from the U.S. Treasury by converting KeyCorp Series B Preferred Stock issued under the CPP to mandatory convertible preferred shares under the CAP. To view the standard CAP term sheet, including a summary of the terms of the securities that the U.S. Treasury receives in connection with any CAP issuance, see www.financialstability.gov.
The issuance of mandatory convertible preferred shares under the CAP would likely impose additional conditions and limitations related to executive compensation and corporate governance upon Key as well as new public reporting obligations. Many of Key’s competitors would not be subject to these restrictions and would therefore gain a competitive advantage.
Furthermore, the CAP mandatory convertible preferred shares would accrue cumulative dividends at a rate of 9% per annum until their mandatory conversion to common shares after seven years or prior redemption. This would represent an increase in dividend payments over the current CPP rate of 5% per annum (for the first five years), which could adversely impact Key’s liquidity, limit its ability to return capital to shareholders and have a material adverse effect on it.
Converting a large amount of KeyCorp Series B Preferred Stock issued under the CPP to mandatory convertible preferred shares issued under the CAP could result in the U.S. Treasury becoming a significant shareholder of Key. Even if the U.S. Treasury does not control a majority of voting power, it may be able to exert significant influence on matters submitted to shareholders for approval, including the election of directors and certain transactions. The U.S. Treasury may also transfer all, or a portion, of its shares to another person or entity and, in the event of such a transfer, that person or entity could become a significant shareholder of Key. In addition, any issuance of a large amount of common equity or equity convertible into common equity to a private investor or group of investors may pose similar risks.
Having a significant shareholder may make some future transactions more difficult or perhaps impossible to complete without the support of such shareholder. The interests of the significant shareholder may not coincide with Key’s interests or the interests of other shareholders. There can be no assurance that any significant shareholder will exercise its influence in Key’s best interests as opposed to its best interests as a significant shareholder. A significant shareholder may make it difficult to approve certain transactions even if they are supported by the other shareholders, which may have an adverse effect on the market price of KeyCorp common shares.

Should Key decide to increase further its Tier 1 common equity, future issuances of common shares will result in significant dilution to holders of KeyCorp common shares.
Although not currently contemplated, Key may elect in the future to increase further its Tier 1 common equity by exchanging (with the approval of the U.S. Treasury) a number of shares of the Series B Preferred Stock Key issued to the U.S. Treasury under the CPP for shares of mandatory convertible preferred stock issued under the CAP, or for common shares or another common equivalent security that the U.S. Treasury otherwise agrees to purchase, directly or indirectly. Such an exchange could also involve the issuance of a warrant to the U.S. Treasury to purchase additional common shares as contemplated by the published terms of the CAP. In addition, in connection with purchasing the Series B Preferred Stock, pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement—Standard Terms attached thereto, the U.S. Treasury received a warrant to purchase 35,244,361 KeyCorp common shares at an initial per share exercise price of $10.64, subject to adjustment, which expires ten years from the issuance date, and KeyCorp has agreed to provide the U.S. Treasury with registration rights covering the warrant and the underlying common shares. Even if KeyCorp were to redeem the Series B Preferred Stock there is no assurance that this warrant will be fully retired, and therefore that it will not be exercised, prior to its expiration date. The issuance of additional common shares or common equivalent securities in future equity offerings to the U.S. Treasury under the SCAP or otherwise, or as a result of the exercise of the warrant the U.S. Treasury holds, will dilute the ownership interest of KeyCorp’s existing common shareholders.
In addition, the terms of the warrant KeyCorp issued to the U.S. Treasury under the CPP provides that, if KeyCorp issues common shares or securities convertible or exercisable into, or exchangeable for, common shares at a price that is less than 90% of the market price of such shares on the last trading day preceding the date of the agreement to sell such shares, the number and the per share price of common shares to be purchased pursuant to the warrant will be adjusted pursuant to its terms. KeyCorp may also choose to issue securities convertible into or exercisable for its common shares and such securities may themselves contain anti-dilution provisions. Such anti-dilution adjustment provisions may have a further dilutive effect on other holders of KeyCorp common shares.
There can be no assurances that KeyCorp will not in the future determine that it is advisable, or that KeyCorp will not encounter circumstances where it determines that it is necessary, to issue additional common shares, securities convertible into or exchangeable for common shares or common-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. The market price of KeyCorp common shares could decline as a result of such exchange offerings, as well as other sales of a large block of KeyCorp common shares or similar securities in the market thereafter, or the perception that such sales could occur.
KeyCorp may not be permitted to repurchase the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) CPP investment if and when it requests approval to do so.
Although KeyCorp believes that it has generated in excess of the $1.8 billion in additional Tier 1 common equity required by the SCAP, it has not currently requested the approval of the U.S. Treasury to repurchase the Series B Preferred Stock and warrant issued to the U.S. Treasury under the TARP CPP. In order to repurchase one or both of such securities, in whole or in part, KeyCorp must establish that it has satisfied all of the conditions to repurchase and must obtain the approval of the U.S. Treasury. There can be no assurance that KeyCorp will be able to repurchase the U.S. Treasury’s TARP investment.
You may not receive dividends on the common shares.
Holders of KeyCorp common shares are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Furthermore, KeyCorp’s common shareholders are subject to the prior dividend rights of any holders of its preferred stock or depositary shares representing such preferred stock then outstanding. As of July 6, 2009, there were 2,904,839 shares of KeyCorp’s Series A Preferred Stock with a liquidation preference of $100 per share issued and outstanding and 25,000 shares of the Series B Preferred Stock, with a liquidation preference of $100,000 per share, issued and outstanding.
In July 2009, KeyCorp reduced its quarterly dividend on its common shares to $0.01 per share and does not expect to increase the quarterly dividend above $0.01 for the foreseeable future. KeyCorp could determine to eliminate its common shares dividend altogether. Furthermore, as long as the Series A Preferred Stock and the Series B Preferred Stock are outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including its common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. In addition, prior to November 14, 2011, unless KeyCorp has redeemed all of its Series B Preferred Stock or the U.S. Treasury has transferred all of the Series B Preferred Stock to third parties, the consent of the U.S. Treasury will be required for KeyCorp to, among other things, increase its common shares dividend above $.1875 except in limited circumstances. This could adversely affect the market price of its common shares. Also, KeyCorp is a bank holding company and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.
In addition, terms of Key’s outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on its capital stock, including its common shares, or purchasing, acquiring, or making a liquidation payment on such stock, if an event of default has occurred and is continuing under the applicable indenture, if Key is in default with respect to a guarantee payment under the guarantee of the related capital securities or if Key has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
The credit ratings of KeyCorp and KeyBank are important in order to maintain liquidity.
Although Key’s long-term debt is currently rated investment-grade by the major rating agencies, the ratings of Key’s long-term debt (including capital securities) have been downgraded and/or put on negative watch by those major rating agencies. These rating agencies regularly evaluate the securities of KeyCorp and KeyBank, and their ratings of our long-term debt and other securities are based on a number of factors, including Key’s financial strength, ability to generate earnings, and other factors, some of which are not entirely within Key’s control, such as conditions affecting the financial services industry and the economy. In light of the difficulties in the financial services industry, the financial markets and the economy, there can be no assurance that Key will maintain its current ratings.
If the securities of KeyCorp and/or KeyBank suffer additional ratings downgrades, such downgrades could adversely affect access to liquidity and could significantly increase Key’s cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to Key, thereby curtailing its business operations and reducing its ability to generate income. Further downgrades of the credit ratings of Key’s securities, particularly if they are below investment-grade, could have a Material Adverse Effect on Key.

Item 4.	Submission of Matters to a Vote of Security Holders
Institutional Exchange Offer Consent Solicitation
In connection with the Institutional Exchange Offer, Key successfully solicited consents, upon the terms and conditions in the Institutional Exchange Offer and Solicitation Statement and its related Letter of Transmittal and Consent, from holders of the floating rate capital securities issued by KeyCorp Capital Trust I and the 6 7/8% capital securities issued by KeyCorp Capital Trust II to a proposed amendment of the respective amended and restated trust agreements governing KeyCorp Capital Trust I and KeyCorp Capital Trust II. The respective amendments approved by the holders of KeyCorp Capital Trust I and KeyCorp Capital Trust II provide KeyCorp the right to reduce the size of each such KeyCorp Capital Trust by exchanging the securities of KeyCorp Capital Trust I or KeyCorp Capital Trust II, as applicable, owned by KeyCorp or its affiliates for a like amount of junior subordinated debentures of KeyCorp that were deposited with the relevant KeyCorp Capital Trust (the “Amendment”).
Holders who validly tendered their KeyCorp Capital Trust I or KeyCorp Capital Trust II securities, by the terms of the consent solicitation, were deemed to have validly delivered their consent to the proposed amendment by virtue of such tender. The Letter of Transmittal and Consent also provided that holders could consent (but not tender) by returning the Letter of Transmittal. Pursuant to the Letter of Transmittal, holders that did not wish to consent or tender their securities did not need to take any action.
Regarding KeyCorp Capital Trust I, the Amendment was adopted; 103,450,000 votes were cast in favor of the Amendment. Regarding KeyCorp Capital Trust II, the Amendment was adopted; 90,309,000 votes were cast in favor of the Amendment. The consent solicitation provided that the holders may cast a vote for, and that tendering holders were deemed to consent if they were holders on the record.
Key paid holders of KeyCorp Capital Trust I and KeyCorp Capital Trust II who validly consented a consent fee of 0.25% of the liquidation preference amount of their holdings for their consent. KeyCorp paid the consenting holders of KeyCorp Capital Trust I and KeyCorp Capital Trust II a consent solicitation fee of $99,250 and $189,273, respectively.
Annual Meeting Results
At KeyCorp’s 2009 Annual Meeting of Shareholders held on May 21, 2009, the shareholders of KeyCorp’s common shares: (i) elected four directors to serve for one-year terms expiring in 2010, (ii) amended the Articles of Incorporation to require majority voting in uncontested director elections, (iii) ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent auditors of KeyCorp for the year ending December 31, 2009, and (iv) provided advisory approval of KeyCorp’s executive compensation program. Director nominees for terms expiring in 2010 were: William G. Bares, Carol A. Cartwright, Kristen L. Manos and Thomas C. Stevens. Directors whose terms in office as directors continued after the Annual Meeting of Shareholders were: Edward P. Campbell, Alexander M. Cutler, H. James Dallas, Lauralee E. Martin, Eduardo R. Menascé, Henry L. Meyer III, Bill R. Sanford and
Peter G. Ten Eyck, II.
A proposed amendment to the Articles of Incorporation and Code of Regulations to conform the voting rights of the Series B Preferred Stock issued to the U.S. Treasury with the standard terms mandated by the U.S. Treasury under the TARP CPP was also presented to the holders of KeyCorp’s common shares, Series A Preferred Stock, and Series B Preferred Stock at the Annual Meeting of Shareholders (the “Proposed Amendment to the Articles of Incorporation and Code of Regulations concerning the voting rights of Series B Preferred Stock”). Pursuant to the Articles of Incorporation, (i) the affirmative vote of the holders of the common shares entitling them to exercise a majority of the voting power of such shares, (ii) the affirmative vote of the holders of the Series A Preferred Stock of KeyCorp entitling them to exercise two-thirds of the voting power of such shares, and (iii) the affirmative vote of the holders of the Series B Preferred Stock entitling them to exercise two-thirds of the voting power of such shares, is necessary to adopt the Proposed Amendment to the Articles of Incorporation and Code of Regulations concerning the voting rights of Series B Preferred Stock.

KeyCorp’s holders of its common shares and Series B Preferred Stock approved the Proposed Articles Amendment, but the holders of its Series A Preferred Stock did not. The Proposed Amendment did not receive the required vote by the Series A Preferred Stock and therefore it failed.
The vote on each issue was as follows:

	For	Against	Abstain
Election of Directors

William G. Bares	380,095,760	*	44,588,500
Carol A. Cartwright	401,993,460	*	22,690,800
Kristen L. Manos	407,303,240	*	17,381,020
Thomas C. Stevens	402,599,188	*	22,085,141

Amendment to the Articles of Incorporation to Require Majority Voting in Uncontested Director Elections	396,020,558	26,243,449	2,420,252

Ratification of the Appointment of Ernst & Young LLP as Independent Auditors of KeyCorp for Fiscal Year 2009	411,406,276	11,529,193	1,748,790

Advisory Approval of KeyCorp’s Executive Compensation Program	370,386,921	42,843,407	11,453,931

Proposed Amendment to the Articles of Incorporation and Code of Regulations Concerning the Voting Rights of Series B Preferred Stock

Common Shares	349,751,102	10,127,486	4,932,878
Series A Preferred Stock	2,699,135	8,845	30,893
Series B Preferred Stock	25,000	—	—

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

Item 6.	Exhibits
15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from KeyCorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
Information Available on Website
KeyCorp makes available free of charge on its website, www.key.com , its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYCORP
(Registrant)
Date: August 10, 2009	By:	/s/ Robert L. Morris
Robert L. Morris
Executive Vice President and Chief Accounting Officer