Form 10-Q
period 2009-09-30
KEYCORP /NEW/
filed 2009-11-06
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	878,594,925 Shares

(Title of class)	(Outstanding at October 30, 2009)

KEYCORP

PART I. FINANCIAL INFORMATION

		Page Number
Item 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 2009 (Unaudited), December 31, 2008, and September 30, 2008 (Unaudited)	3

	Consolidated Statements of Income (Unaudited) — Three and nine months ended September 30, 2009 and 2008	4

	Consolidated Statements of Changes in Equity (Unaudited) — Nine months ended September 30, 2009 and 2008	5

	Consolidated Statements of Cash Flows (Unaudited) — Nine months ended September 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements (Unaudited)	7

	Report of Independent Registered Public Accounting Firm	55

Item 2.	Management’s Discussion & Analysis of Financial Condition & Results of Operations	56

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	116

Item 4.	Controls and Procedures	116

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	116

Item 1A.	Risk Factors	116

Item 6.	Exhibits	118

	Signature	119

	Exhibits	120
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Throughout the Notes to Consolidated Financial Statements and Management’s Discussion &
Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations which are defined in Note 1 (“Basis of Presentation”), which begins on page 7.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
in millions, except share data	2009	2008	2008
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$725	$1,245	$1,927
Short-term investments	2,986	5,221	653
Trading account assets	1,406	1,280	1,449
Securities available for sale	15,413	8,246	8,196
Held-to-maturity securities (fair value: $24, $25 and $28)	24	25	28
Other investments	1,448	1,526	1,556
Loans, net of unearned income of $1,843, $2,350 and $2,501	62,193	72,835	72,994
Less: Allowance for loan losses	2,485	1,629	1,390

Net loans	59,708	71,206	71,604
Loans held for sale	703	626	1,252
Premises and equipment	863	840	801
Operating lease assets	775	990	1,030
Goodwill	917	1,113	1,577
Other intangible assets	54	116	123
Corporate-owned life insurance	3,041	2,970	2,940
Derivative assets	1,285	1,896	951
Accrued income and other assets	3,463	2,818	2,890
Discontinued assets (see Note 3)	4,178	4,413	4,313

Total assets	$96,989	$104,531	$101,290

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$24,635	$24,191	$25,789
Savings deposits	1,783	1,712	1,731
Certificates of deposit ($100,000 or more)	12,216	11,991	10,316
Other time deposits	14,211	14,763	13,929

Total interest-bearing	52,845	52,657	51,765
Noninterest-bearing	13,631	11,352	11,011
Deposits in foreign office — interest-bearing	783	1,118	1,791

Total deposits	67,259	65,127	64,567
Federal funds purchased and securities sold under repurchase agreements	1,664	1,557	1,799
Bank notes and other short-term borrowings	471	8,477	5,352
Derivative liabilities	1,185	1,032	581
Accrued expense and other liabilities	2,236	2,481	4,381
Long-term debt	12,865	14,995	15,597
Discontinued liabilities (see Note 3)	121	181	155

Total liabilities	85,801	93,850	92,432

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.750% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 6,575,000 and 6,575,000 shares	291	658	658
Fixed-Rate Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation preference; authorized and issued 25,000 shares	2,426	2,414	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 946,348,435, 584,061,120 and 584,061,120 shares	946	584	584
Common stock warrant	87	87	—
Capital surplus	3,726	2,553	2,552
Retained earnings	5,431	6,727	7,320
Treasury stock, at cost (67,789,166, 89,058,634 and 89,295,628 shares)	(1,983)	(2,608)	(2,616)
Accumulated other comprehensive income	46	65	153

Key shareholders’ equity	10,970	10,480	8,651
Noncontrolling interests	218	201	207

Total equity	11,188	10,681	8,858

Total liabilities and equity	$96,989	$104,531	$101,290

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions, except per share amounts	2009	2008	2009	2008

INTEREST INCOME
Loans	$786	$1,012	$2,445	$2,792
Loans held for sale	7	19	23	62
Securities available for sale	121	101	310	303
Held-to-maturity securities	1	1	2	2
Trading account assets	9	16	35	39
Short-term investments	3	6	9	23
Other investments	13	12	38	38

Total interest income	940	1,167	2,862	3,259

INTEREST EXPENSE
Deposits	277	347	873	1,122
Federal funds purchased and securities sold under repurchase agreements	2	10	4	53
Bank notes and other short-term borrowings	3	34	13	100
Long-term debt	66	98	222	285

Total interest expense	348	489	1,112	1,560

NET INTEREST INCOME	592	678	1,750	1,699
Provision for loan losses	733	336	2,403	986

Net interest income (expense) after provision for loan losses	(141)	342	(653)	713

NONINTEREST INCOME
Trust and investment services income	113	125	342	378
Service charges on deposit accounts	83	94	248	275
Operating lease income	55	69	175	206
Letter of credit and loan fees	46	53	128	141
Corporate-owned life insurance income	26	28	78	84
Electronic banking fees	27	27	78	78
Insurance income	18	15	52	50
Investment banking and capital markets income (loss)	(26)	(26)	5	63
Net securities gains (a)	1	1	112	3
Net losses from principal investing	(6)	(14)	(84)	(17)
Net gains (losses) from loan securitizations and sales	—	(29)	4	(86)
Gain (loss) related to exchange of common shares for capital securities	(17)	—	78	—
Gain from sale/redemption of Visa Inc. shares	—	—	105	165
Other income	62	47	245	124

Total noninterest income	382	390	1,566	1,464

NONINTEREST EXPENSE
Personnel	380	374	1,114	1,176
Net occupancy	63	65	192	193
Operating lease expense	46	56	145	169
Computer processing	48	46	143	136
Professional fees	41	34	121	88
FDIC assessment	40	3	140	7
Equipment	24	23	71	70
Marketing	19	27	50	62
Intangible assets impairment	45	4	241	4
Other expense	195	108	466	307

Total noninterest expense	901	740	2,683	2,212

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(660)	(8)	(1,770)	(35)
Income taxes	(274)	(22)	(688)	755

INCOME (LOSS) FROM CONTINUING OPERATIONS	(386)	14	(1,082)	(790)
Loss from discontinued operations, net of taxes of ($10), ($24), ($24) and ($86), respectively (see Note 3)	(16)	(39)	(41)	(143)

NET LOSS	(402)	(25)	(1,123)	(933)
Less: Net income (loss) attributable to noncontrolling interests	(5)	11	(12)	11

NET LOSS ATTRIBUTABLE TO KEY	$(397)	$(36)	$(1,111)	$(944)

Loss from continuing operations attributable to Key common shareholders	$(422)	$(9)	$(1,323)	$(813)
Net loss attributable to Key common shareholders	(438)	(48)	(1,364)	(956)

Per common share:
Loss from continuing operations attributable to Key common shareholders	$(.50)	$(.02)	$(2.07)	$(1.87)
Loss from discontinued operations, net of taxes	(.02)	(.08)	(.06)	(.33)
Net loss attributable to Key common shareholders	(.52)	(.10)	(2.14)	(2.19)

Per common share — assuming dilution:
Loss from continuing operations attributable to Key common shareholders	$(.50)	$(.02)	$(2.07)	$(1.87)
Loss from discontinued operations, net of taxes	(.02)	(.08)	(.06)	(.33)
Net loss attributable to Key common shareholders	(.52)	(.10)	(2.14)	(2.19)

Cash dividends declared per common share	$.01	$.1875	$.0825	$.9375

Weighted-average common shares outstanding (000)	839,906	491,179	637,805	435,846
Weighted-average common shares and potential common shares outstanding (000)	839,906	491,179	637,805	435,846

(a)	For the three months ended September 30, 2009, impairment losses totaled $4 million, of which $2 million was recognized in equity as a component of accumulated other comprehensive income on the balance sheet. For the three months ended June 30, 2009, impairment losses totaled $7 million, of which $1 million was recognized in equity as a component of accumulated other comprehensive income. (See Note 5)
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
									Accumulated
					Common			Treasury	Other
	Preferred Stock	Common Shares	Preferred	Common	Stock	Capital	Retained	Stock,	Comprehensive	Noncontrolling	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Outstanding (000)	Stock	Shares	Warrant	Surplus	Earnings	at Cost	Income (Loss)	Interests	Income (Loss)

BALANCE AT DECEMBER 31, 2007	—	388,793	—	$492	—	$1,623	$8,522	$(3,021)	$130	$233
Net loss							(944)			11	$(933)
Other comprehensive income (loss):
Net unrealized gains on securities available for sale, net of income taxes of $40 (a)									64		64
Net unrealized losses on derivative financial instruments, net of income taxes of $(3)									(24)		(24)
Net unrealized losses on common investments held in employee welfare benefits trust, net of income taxes									(1)		(1)
Net distribution to noncontrolling interests										(37)	(37)
Foreign currency translation adjustments									(22)		(22)
Net pension and postretirement benefit costs, net of income taxes									6		6

Total comprehensive loss											$(947)

Deferred compensation						6	(3)
Cash dividends declared on common shares ($.5625 per share)							(243)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($1.873 per share)							(12)
Preferred stock issued	6,575		$658			(20)
Common shares issued		92,172		92		967
Common shares reissued:
Acquisition of U.S.B. Holding Co., Inc.		9,895				58		290
Stock options and other employee benefit plans		3,905				(82)		115

BALANCE AT SEPTEMBER 30, 2008	6,575	494,765	$658	$584	—	$2,552	$7,320	$(2,616)	$153	$207

BALANCE AT DECEMBER 31, 2008	6,600	495,002	$3,072	$584	$87	$2,553	$6,727	$(2,608)	$65	$201
Net loss							(1,111)			(12)	$(1,123)
Other comprehensive income (loss):
Net unrealized gains on securities available for sale, net of income taxes of $10 (a)									17		17
Net unrealized losses on derivative financial instruments, net of income taxes of ($54)									(90)		(90)
Net unrealized gains on common investments held in employee welfare benefits trust, net of income taxes									1		1
Net contribution from noncontrolling interests										29	29
Foreign currency translation adjustments									34		34
Net pension and postretirement benefit costs, net of income taxes									19		19

Total comprehensive loss											$(1,113)

Deferred compensation						12
Cash dividends declared on common shares ($.0825 per share)							(46)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($5.8125 per share)							(28)
Cash dividends accrued on Cumulative Series B
Preferred Stock (5% per annum)							(94)
Amortization of discount on Series B Preferred Stock			12				(12)
Common shares issued		205,439		205		781
Common shares exchanged for Series A Preferred Stock	(3,670)	46,602	(367)	29		(167)	(5)	508
Common shares exchanged for capital securities		127,616		128		634
Common shares reissued for stock options and other employee benefit plans		3,900				(87)		117

BALANCE AT SEPTEMBER 30, 2009	2,930	878,559	$2,717	$946	$87	$3,726	$5,431	$(1,983)	$46	$218

(a)	Net of reclassification adjustments.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
in millions	2009	2008

OPERATING ACTIVITIES
Net loss	$(1,123)	$(933)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,403	986
Intangible assets impairment	241	4
Depreciation and amortization expense	295	320
Net securities gains	(112)	(3)
Gain from sale/redemption of Visa Inc. shares	(105)	(165)
Gains on leased equipment	(84)	(21)
Gain related to exchange of common shares for capital securities	(78)	—
Gain from sale of Key’s claim associated with the Lehman Brothers’ bankruptcy	(32)	—
Net (gains) losses from loan securitizations and sales	(4)	86
Net losses from principal investing	84	17
Provision (credit) for losses on lending-related commitments	40	(21)
Provision for losses on LIHTC guaranteed funds	17	10
Liability to Visa	—	(64)
Reversal of Honsador litigation reserve	—	(23)
Deferred income taxes	(775)	(245)
Net decrease in loans held for sale	46	709
Net increase in trading account assets	(126)	(393)
Other operating activities, net	780	118

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,467	382
INVESTING ACTIVITIES
Proceeds from sale/redemption of Visa Inc. shares	105	165
Cash used in acquisitions, net of cash acquired	—	(157)
Net decrease (increase) in short-term investments	2,235	(70)
Purchases of securities available for sale	(13,574)	(1,191)
Proceeds from sales of securities available for sale	3,616	877
Proceeds from prepayments and maturities of securities available for sale	2,963	1,124
Purchases of held-to-maturity securities	(6)	(6)
Proceeds from prepayments and maturities of held-to-maturity securities	7	6
Purchases of other investments	(117)	(391)
Proceeds from sales of other investments	28	148
Proceeds from prepayments and maturities of other investments	50	124
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	8,629	(2,504)
Purchases of loans	—	(18)
Proceeds from loan securitizations and sales	184	268
Purchases of premises and equipment	(128)	(114)
Proceeds from sales of premises and equipment	13	8
Proceeds from sales of other real estate owned	59	16

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,064	(1,715)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,132	(173)
Net decrease in short-term borrowings	(7,899)	(3,427)
Net proceeds from issuance of long-term debt	486	4,957
Payments on long-term debt	(1,584)	(1,189)
Net proceeds from issuance of common shares and preferred stock	987	1,688
Net proceeds from reissuance of common shares	—	6
Tax benefits under recognized compensation cost for stock-based awards	(5)	(2)
Cash dividends paid	(168)	(403)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,051)	1,457

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(520)	124
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,245	1,803

CASH AND DUE FROM BANKS AT END OF PERIOD	$725	$1,927

Additional disclosures relative to cash flows:
Interest paid	$1,188	$1,547
Income taxes paid (refunded)	(165)	329
Noncash items:
Assets acquired	—	$2,810
Liabilities assumed	—	2,648
Loans transferred to portfolio from held for sale	$117	58
Loans transferred to held for sale from portfolio	240	459
Loans transferred to other real estate owned	165	67

See Notes to Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The unaudited condensed consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
As used in these Notes, references to “Key,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. KeyCorp refers solely to the parent holding company, and KeyBank refers to KeyCorp’s subsidiary, KeyBank National Association.
We have provided the following list of acronyms and abbreviations as a useful tool for the reader. The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (Unaudited) as well as Management’s Discussion & Analysis of Financial Condition & Results of Operation.

AICPA: American Institute of Certified Public Accountants.
ALCO: Asset/Liability Management Committee.
A/LM: Asset/liability management.
AOCI: Accumulated other comprehensive income (loss).
Austin: Austin Capital Management, Ltd.
CAP: Capital Assistance Program.
CMO: Collateralized mortgage obligation.
Codification: FASB Accounting Standards Codification.
CPP: Capital Purchase Program.
CPR: Constant prepayment rate.
DGP: Debt Guarantee Program.
DIF: Deposit Insurance Fund.
EESA: Emergency Economic Stabilization Act of 2008.
EPS: Earnings per share.
ERISA: Employee Retirement Income Security Act.
EVE: Economic value of equity.
FASB: Financial Accounting Standards Board.
FDIC: Federal Deposit Insurance Corporation.
Federal Reserve: Board of Governors of the Federal Reserve.
FHLMC: Federal Home Loan Mortgage Corporation.
FNMA: Federal National Mortgage Association.
FSP: Financial Stability Plan.
GAAP: U.S. generally accepted accounting principles.
GNMA: Government National Mortgage Association.
Heartland: Heartland Payment Systems, Inc.
IRS: Internal Revenue Service.
ISDA: International Swaps and Derivatives Association.
KAHC: Key Affordable Housing Corporation.
KNSF Amalco: Key Nova Scotia Funding Ltd.
LIBOR: London Interbank Offered Rate.
LIHTC: Low-income housing tax credit.
LILO: Lease in, lease out.

Moody’s: Moody’s Investors Service, Inc.
N/A: Not applicable.
NASDAQ: National Association of Securities Dealers Automated Quotation.
N/M: Not meaningful.
NOW: Negotiable Order of Withdrawal.
NYSE: New York Stock Exchange.
OCC: Office of the Comptroller of the Currency.
OCI: Other comprehensive income (loss).
OREO: Other real estate owned.
OTTI: Other-than-temporary impairment.
PPIP: Public-Private Investment Program.
S&P: Standard and Poor’s Ratings Services, a Division of The McGraw-Hill Companies, Inc.
SCAP: Supervisory Capital Assessment Program.
SEC: Securities and Exchange Commission.
Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative Perpetual Convertible Preferred Stock, Series A.
Series B Preferred Stock: KeyCorp’s Fixed-Rate Cumulative Perpetual Preferred Stock, Series B.
SFAS: Statement of Financial Accounting Standards.
SILO: Sale in, lease out.
SPE: Special purpose entity.
TALF: Term Asset-Backed Securities Loan Facility.
TARP: Troubled Asset Relief Program.
TE: Taxable equivalent.
TLGP: Temporary Liquidity Guarantee Program.
U.S. Treasury: United States Department of the Treasury.
VAR: Value at risk.
VIE: Variable interest entity.
XBRL: eXtensible Business Reporting Language.

The consolidated financial statements include any voting rights entity in which we have a controlling financial interest. In accordance with the applicable consolidation accounting guidance, we consolidate a VIE if we have a variable interest in the entity and are exposed to the majority of its expected losses and/or residual returns (i.e., we are considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 8 (“Variable Interest Entities”), which begins on page 29, for information on our involvement with VIEs.
We use the equity method to account for unconsolidated investments in voting rights entities or VIEs in which we have significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not controlling). Unconsolidated investments in voting rights entities or VIEs in which we have a voting or economic interest of less than 20% generally are carried at cost. Investments held by our registered broker-dealer and investment company subsidiaries (primarily principal investments) are carried at fair value.
Qualifying SPEs, including securitization trusts, established under the applicable accounting guidance for transfers of financial assets are not consolidated. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This guidance will change the way entities account for securitizations and SPEs by eliminating the concept of a qualifying SPE, changing the requirements for derecognition of financial assets and requiring additional disclosures. Note 7 (“Loan Securitizations and Mortgage Servicing Assets”), which begins on page 26, provides information related to transfers of financial assets and servicing. For additional information regarding SFAS No. 166, which is effective January 1, 2010, see the section entitled “Accounting Standards Pending Adoption at September 30, 2009” on page 12.
We believe that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Some previously reported amounts have been reclassified to conform to current reporting practices.
The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in KeyCorp’s 2008 Annual Report to Shareholders.
In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued on November 6, 2009. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.
Goodwill and Other Intangible Assets
In accordance with the relevant goodwill and other intangibles accounting guidance, goodwill and certain other intangible assets are subject to impairment testing, which must be conducted at least annually. We perform the goodwill impairment testing in the fourth quarter of each year. Our reporting units for purposes of this testing are our major business segments, Community Banking and National Banking. Due to the ongoing uncertainty regarding market conditions, which may continue to negatively impact the performance of our reporting units, we continue to monitor the impairment indicators for goodwill and other intangible assets and to evaluate the carrying amount of these assets, as necessary.
During the first quarter of 2009, a review of impairment indicators prompted our review and evaluation of the carrying amount of the goodwill and other intangible assets assigned to our Community Banking and National Banking units. This review indicated that the estimated fair value of the Community Banking unit was greater than its carrying amount, while the estimated fair value of the National Banking unit was less than its carrying amount, reflecting continued weakness in the financial markets and requiring additional impairment testing. Based on the results of additional impairment testing for the National Banking unit, we recorded an after-tax noncash accounting charge of $187 million, or $.38 per common share, during the first quarter of 2009. Our regulatory and tangible capital ratios were not affected by this adjustment. As a result of this charge, we have now written off all of the goodwill that had been assigned to the National Banking unit.
In April 2009, we made the decision to wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of this decision, we have accounted for this business as a discontinued operation. Of the $187 million impairment charge recorded during the first quarter of 2009, $23 million, or $.05 per common share, is related to the discontinued operation, and thus has been reclassified to “income (loss) from discontinued operations, net of taxes” on the income statement. See Note 3 (“Acquisition and Divestitures”), which begins on page 14, for additional information regarding the Austin discontinued operations.
Based on reviews of impairment indicators during both the second and third quarters of 2009, we determined that further reviews of goodwill and other intangible assets for our Community Banking unit were necessary. These further reviews indicated that the estimated fair value of the Community Banking unit continued to be greater than its carrying amount at both September 30, 2009, and June 30, 2009. At September 30, 2009, goodwill associated with the Community Banking unit was $917 million. Our review indicated that the estimated fair value of the Community Banking unit was 21% greater than its carrying amount at September 30, 2009. Accordingly, no further impairment testing was required. The fair value of the Community Banking reporting unit is estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). A sensitivity analysis of the estimated fair value of the Community Banking unit was performed, which indicated that the fair value continued to exceed the carrying amount under deteriorating assumptions. If actual results, and market and economic conditions, differ from the assumptions and data used, the estimated fair value of the Community Banking unit could change in the future.
A review of other intangible assets in the National Banking unit identified a $45 million intangible asset related to vendor relationships in the equipment leasing business that was impaired as a result of our actions taken to cease conducting business in both the commercial vehicle and office equipment leasing markets. Accordingly, we recorded a $45 million charge to write-off this intangible asset. Our review of the remaining intangible assets in the National Banking unit did not identify any impairment of those assets during the third quarter of 2009.
At September 30, 2009, intangible assets, other than goodwill, totaled $55 million (including $1 million classified as discontinued assets on the balance sheet). These assets are being amortized on either an accelerated or straight-line basis over periods ranging from three to thirty years.
Other-than-Temporary Impairments
During the second quarter of 2009, we adopted new accounting guidance related to the recognition and presentation of OTTI of debt securities. This new guidance also requires additional disclosures for both debt and equity securities that we hold. In accordance with the guidance, if the amortized cost of a debt security is greater than its fair value and we intend to sell it, or more-likely-than-not will be required to sell it, before the expected recovery of the amortized cost, then the entire impairment is recognized in earnings. If we have no intent to sell the security, or it is more-likely-than-not that we will not be required to sell it, before expected recovery, then the credit portion of the impairment is recognized in earnings, while the remaining portion attributable to factors such as liquidity and interest rate changes is recognized in equity as a component of AOCI on the balance sheet. The credit portion is equal to the difference between the cash flows expected to be collected and the amortized cost basis of the debt security. Additional information regarding this guidance is provided in this note under the heading “Accounting Standards Adopted in 2009” and in Note 5 (“Securities”), which begins on page 21.

Noncontrolling Interests
Our Principal Investing unit and the Real Estate Capital and Corporate Banking Services line of business have noncontrolling (minority) interests that are accounted for in accordance with the applicable consolidation accounting guidance. We report noncontrolling interests in subsidiaries as a component of equity on the consolidated balance sheets. “Net loss” on the consolidated statements of income includes our revenues, expenses, gains and losses and those pertaining to the noncontrolling interests. The portion of net results attributable to the noncontrolling interests is disclosed separately on the face of the income statements to arrive at the “net loss attributable to Key.”
Offsetting Derivative Positions
In accordance with relevant accounting guidance, we take into account the impact of master netting agreements that allow us to settle all derivative contracts held with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral when recognizing derivative assets and liabilities. Additional information regarding derivative offsetting is provided in Note 15 (“Derivatives and Hedging Activities”), which begins on page 40.
Accounting Standards Adopted in 2009
Business combinations. In December 2007, the FASB issued a new accounting standard regarding business combinations, which requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures. This guidance was effective for fiscal years beginning after December 15, 2008 (effective January 1, 2009, for us). Early adoption was prohibited.
Noncontrolling interests. In December 2007, the FASB issued a new accounting standard regarding noncontrolling interests, which requires all entities to report noncontrolling interests in subsidiaries as a component of equity and set forth other presentation and disclosure requirements. This guidance was effective for fiscal years beginning after December 15, 2008 (effective January 1, 2009, for us). Early adoption was prohibited. Additional information regarding this guidance is provided in this note under the heading “Noncontrolling Interests.” Adoption of this guidance did not have a material effect on our financial condition or results of operations.
Accounting for transfers of financial assets and repurchase financing transactions. In February 2008, the FASB issued a new accounting standard regarding accounting for transfers of financial assets and repurchase financing transactions, which presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction). However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately. This guidance was effective for fiscal years beginning after November 15, 2008 (effective January 1, 2009, for us). Early adoption was prohibited. Adoption of this guidance did not have a material effect on our financial condition or results of operations.
Disclosures about derivative instruments and hedging activities. In March 2008, the FASB issued a new accounting standard regarding derivative instruments and hedging activities, which amended and expanded the existing disclosure requirements. This new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, and gains and losses on derivative instruments, and disclosures about credit risk contingent features in derivative agreements. These expanded disclosure requirements were effective for fiscal years beginning after November 15, 2008 (effective January 1, 2009, for us). The required disclosures are provided in Note 15.

Determination of the useful life of intangible assets. In April 2008, the FASB issued a new accounting standard regarding the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the applicable goodwill and other intangibles accounting guidance. This new guidance was effective for fiscal years beginning after December 15, 2008 (effective January 1, 2009, for us). Early adoption was prohibited. Adoption of this guidance did not have a material effect on our financial condition or results of operations.
Accounting for convertible debt instruments. In May 2008, the FASB issued a new accounting standard regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This guidance was effective for fiscal years beginning after December 15, 2008 (effective January 1, 2009, for us). Early adoption was prohibited. We have not issued and do not have any convertible debt instruments outstanding that are subject to this guidance. Therefore, adoption of this guidance did not have an effect on our financial condition or results of operations.
Recognition and presentation of other-than-temporary impairments. In April 2009, the FASB issued a new accounting standard regarding the recognition and presentation of OTTI of debt securities, which requires additional disclosures for both debt and equity securities. This guidance was effective for interim and annual periods ending after June 15, 2009 (effective June 30, 2009, for us) with early adoption permitted. Additional information regarding this guidance is provided in this note under the heading “Other-than-Temporary Impairments” on page 9 and in Note 5.
Interim disclosures about fair value of financial instruments. In April 2009, the FASB issued a new accounting standard regarding interim disclosures about fair value of financial instruments. This guidance amended existing accounting guidance to require disclosures about the fair value of financial instruments in interim financial statements of publicly traded companies. This new guidance was effective for interim and annual periods ending after June 15, 2009 (effective June 30, 2009, for us) with early adoption permitted. The required disclosures are provided in Note 16 (“Fair Value Measurements”), which begins on page 47.
Determining fair value when volume and level of activity have significantly decreased and identifying transactions that are not orderly. In April 2009, the FASB issued a new accounting standard regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and the identification of transactions that are not orderly. This standard provides additional guidance for: (i) estimating fair value in accordance with the accounting guidance on fair value measurements when the volume and level of activity for an asset or liability have significantly decreased, and (ii) identifying circumstances that indicate that a transaction is not orderly. This guidance emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions (i.e., not a forced liquidation or distressed sale). This standard was effective for interim and annual periods ending after June 15, 2009 (effective June 30, 2009, for us) with early adoption permitted. Adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.
Subsequent events. In May 2009, the FASB issued a new accounting standard regarding subsequent events, which provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. This accounting guidance is similar to the guidance in the auditing literature with some exceptions that do not result in significant changes in practice. This new guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009 (effective June 30, 2009, for us). In preparing these financial statements, we evaluated subsequent events through the time the financial statements were issued on November 6, 2009.

FASB accounting standards codification. In June 2009, the FASB issued accounting guidance that establishes the Codification as the single source of authoritative nongovernmental GAAP. As of the effective date, all existing accounting standard documents were superseded, and all other accounting literature not included in the Codification will be considered nonauthoritative, other than SFAS Nos. 166 and 167, described below, that have not yet been included in the Codification. The Codification was launched on July 1, 2009, and is effective for interim and annual periods ending after September 15, 2009 (effective September 30, 2009, for us).
Fair value of alternative investments. In September 2009, the FASB issued an update to the Codification, which provides additional guidance related to measuring the fair value of certain alternative investments, such as interests in private equity and venture capital funds. In addition to requiring additional disclosures, this guidance allows companies to use net asset value per share to estimate the fair value of these alternative investments as a practical expedient if certain conditions are met. This guidance is effective for interim and annual periods ending after December 15, 2009 (effective December 31, 2009, for us). As permitted by this guidance, we elected to early adopt the accounting requirements specified in the guidance as of September 30, 2009, and will adopt the disclosure requirements as of December 31, 2009. Adoption of this guidance did not have a material effect on our financial condition or results of operations.
Accounting Standards Pending Adoption at September 30, 2009
Employers’ disclosures about postretirement benefit plan assets. In December 2008, the FASB issued new accounting guidance regarding employers’ disclosures about postretirement benefit plan assets, which amends existing accounting guidance and will require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, including fair values of each major asset category and the levels within the fair value hierarchy as set forth in the fair value measurement accounting guidance. This new guidance will be effective for fiscal years ending after December 15, 2009 (effective December 31, 2009, for us).
Transfers of financial assets. In June 2009, the FASB issued SFAS No. 166, which will change the way entities account for securitizations and SPEs by eliminating the concept of a qualifying SPE, changing the requirements for derecognition of financial assets and requiring additional disclosures. This guidance will be effective at the start of an entity’s first fiscal year beginning after November 15, 2009 (effective January 1, 2010, for us). We are currently evaluating the impact this guidance may have on our financial condition or results of operations.
Consolidation of variable interest entities. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” In addition to requiring additional disclosures, this guidance will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design, and its ability to direct the activities that most significantly impact the entity’s economic performance. This guidance will be effective at the start of a company’s first fiscal year beginning after November 15, 2009 (effective January 1, 2010, for us). We are currently evaluating the impact this guidance may have on our financial condition or results of operations.

2. Earnings Per Common Share
Our basic and diluted earnings per common share are calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions, except per share amounts	2009	2008	2009	2008

EARNINGS
Income (loss) from continuing operations	$(386)	$14	$(1,082)	$(790)
Less: Net income (loss) attributable to noncontrolling interests	(5)	11	(12)	11

Income (loss) from continuing operations attributable to Key	(381)	3	(1,070)	(801)
Less: Dividends on Series A Preferred Stock	7	12	34	12
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	—	114	—
Cash dividends on Series B Preferred Stock	31	—	94	—
Amortization of discount on Series B Preferred Stock	3	—	11	—

Loss from continuing operations attributable to Key common shareholders	(422)	(9)	(1,323)	(813)
Loss from discontinued operations, net of taxes (a)	(16)	(39)	(41)	(143)

Net loss attributable to Key common shareholders	$(438)	$(48)	$(1,364)	$(956)

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	839,906	491,179	637,805	435,846
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	—	—	—	—

Weighted-average common shares and potential common shares outstanding (000)	839,906	491,179	637,805	435,846

EARNINGS PER COMMON SHARE
Loss from continuing operations attributable to Key common shareholders	$(.50)	$(.02)	$(2.07)	$(1.87)
Loss from discontinued operations, net of taxes (a)	(.02)	(.08)	(.06)	(.33)
Net loss attributable to Key common shareholders	(.52)	(.10)	(2.14)	(2.19)

Loss from continuing operations attributable to Key common shareholders — assuming dilution	$(.50)	$(.02)	$(2.07)	$(1.87)
Loss from discontinued operations, net of taxes (a)	(.02)	(.08)	(.06)	(.33)
Net loss attributable to Key common shareholders — assuming dilution	(.52)	(.10)	(2.14)	(2.19)

(a)	In September 2009, we made the decision to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we made the decision to wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of these decisions, we have accounted for these businesses as discontinued operations. Included in the loss from discontinued operations for the nine-month period ended September 30, 2009, is a $23 million after tax, or $.05 per common share, charge for intangible assets impairment related to Austin recorded during the first quarter.

3. Acquisition and Divestitures
Acquisition and divestitures activity entered into during 2008 and the first nine months of 2009 is summarized below.
Acquisition
U.S.B. Holding Co., Inc. On January 1, 2008, we acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. U.S.B. Holding Co. had assets of $2.8 billion and deposits of $1.8 billion at the date of acquisition. Under the terms of the agreement, we exchanged 9,895,000 common shares, with a value of $348 million, and $194 million in cash for all of the outstanding shares of U.S.B. Holding Co. In connection with the acquisition, we recorded goodwill of approximately $350 million in the Community Banking reporting unit. The acquisition expanded our presence in markets both within and contiguous to our current operations in the Hudson Valley.
Divestitures
Education lending. In September 2009, we made the decision to exit the government-guaranteed education lending business and to focus on the growing demand from schools for integrated, simplified billing, payment and cash management solutions. This decision exemplifies our disciplined focus on our core relationship businesses. As a result of this decision, we have accounted for this business as a discontinued operation. Exit costs associated with this discontinued operation are expected to continue through June 30, 2010.
The results of this discontinued business are included in “loss from discontinued operations, net of taxes” on the income statement. The components of “loss from discontinued operations, net of taxes” for this business are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2009	2008	2009	2008

Net interest income	$26	$21	$74	$71
Provision for loan losses	42	71	97	255

Net interest expense after provision for loan losses	(16)	(50)	(23)	(184)
Noninterest income	2	—	18	(3)
Noninterest expense	15	16	45	50

Loss before income taxes	(29)	(66)	(50)	(237)
Income taxes	(11)	(25)	(19)	(89)

Loss from discontinued operations, net of taxes (a)	$(18)	$(41)	$(31)	$(148)

(a)	Includes after-tax charges of $12 million and $28 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $47 million and $85 million for the nine-month periods ended September 30, 2009 and 2008, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the education lending operations.
The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

	September 30,	December 31,	September 30,
in millions	2009	2008	2008

Securities available for sale	$176	$191	$195
Loans, net of unearned income of $1, $2 and $2	3,571	3,669	3,711
Less: Allowance for loan losses	164	174	164

Net loans	3,407	3,495	3,547
Loans held for sale	341	401	223
Accrued income and other assets	224	270	299

Total assets	$4,148	$4,357	$4,264

Noninterest-bearing deposits	$108	$133	$111
Derivative liabilities	—	6	8
Accrued expense and other liabilities	7	24	25

Total liabilities	$115	$163	$144

Austin Capital Management, Ltd. In April 2009, we made the decision to wind down the operations of Austin, an investment subsidiary of KeyCorp that specializes in managing hedge fund investments for its institutional customer base. As a result of this decision, we have accounted for this business as a discontinued operation.
The results of this discontinued business are presented on one line as “loss from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2009	2008	2009	2008

Noninterest income	$5	$8	$19	$22
Intangible assets impairment	—	—	27	—
Other noninterest expense	2	5	7	14

Income (loss) before income taxes	3	3	(15)	8
Income taxes	1	1	(5)	3

Income (loss) from discontinued operations, net of taxes	$2	$2	$(10)	$5

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

	September 30,	December 31,	September 30,
in millions	2009	2008	2008

Cash and due from banks	$19	$12	$10
Goodwill	—	25	18
Other intangible assets	1	12	12
Accrued income and other assets	10	7	9

Total assets	$30	$56	$49

Accrued expense and other liabilities	$6	$18	$11

Total liabilities	$6	$18	$11

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
Consumer Finance provides government-guaranteed education loans to students and their parents, and processes tuition payments for private schools. Through its Commercial Floor Plan Lending unit, this line of business also finances inventory for automobile dealers. In October 2008, we exited retail and floor-plan lending for marine and recreational vehicle products, and began to limit new education loans to those backed by government guarantee. In September 2009, we made the decision to discontinue the education lending business and to focus on the growing demand from schools for integrated, simplified billing, payment and cash management solutions. The Consumer Finance line of business continues to service existing loans in these portfolios and will continue to originate education loans through December 4, 2009. These actions are consistent with our strategy of de-emphasizing nonrelationship or out-of-footprint businesses.
Other Segments
Other Segments consist of Corporate Treasury and our Principal Investing unit.
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
The table that spans pages 18 and 19 shows selected financial data for each major business group for the three- and nine-month periods ended September 30, 2009 and 2008. This table is accompanied by supplementary information for each of the lines of business that make up these groups. The information was derived from the internal financial reporting system that we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way we use our judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable with line of business results presented by other companies.
The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:
♦	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is charged to the lines of business based on the total loan and deposit balances of each line.

♦	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line actually uses the services.

♦	The consolidated provision for loan losses is allocated among the lines of business primarily based on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated allowance for loan losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 79 of KeyCorp’s 2008 Annual Report to Shareholders.

♦	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.5%.

♦	Capital is assigned based on our assessment of economic risk factors (primarily credit, operating and market risk) directly attributable to each line.
Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in our organizational structure.

Three months ended September 30,	Community Banking		National Banking
dollars in millions	2009	2008	2009	2008

SUMMARY OF OPERATIONS
Net interest income (expense) (TE)	$419	$438	$267	$308 (c)
Noninterest income	199	213	194	152 (c)

Total revenue (TE) (a)	618	651	461	460
Provision for loan losses	143	56	593	279
Depreciation and amortization expense	36	38	59	70
Other noninterest expense	450	400	375 (c)	252

Income (loss) from continuing operations before income taxes (TE)	(11)	157	(566)	(141)
Allocated income taxes and TE adjustments	(4)	59	(213)	(51)

Income (loss) from continuing operations	(7)	98	(353)	(90)
Loss from discontinued operations, net of taxes	—	—	(16)	(39)

Net income (loss)	(7)	98	(369)	(129)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—

Net income (loss) attributable to Key	$(7)	$98	$(368)	$(129)

AVERAGE BALANCES
Loans and leases	$27,410	$28,874	$37,229	$43,419
Total assets (a)	30,304	31,896	42,479	52,037
Deposits	52,954	50,378	13,435	12,304

OTHER FINANCIAL DATA
Net loan charge-offs	$94	$70	$493	$163
Return on average allocated equity (b)	(.83)%	12.63%	(26.70)%	(6.91)%
Return on average allocated equity	(.83)	12.63	(27.27)	(9.91)
Average full-time equivalent employees	8,419	8,854	2,780	3,524

Nine months ended September 30,	Community Banking		National Banking
dollars in millions	2009	2008	2009	2008

SUMMARY OF OPERATIONS
Net interest income (expense) (TE)	$1,228	$1,293	$788	$127 (c)
Noninterest income	583	641	688	587 (c)

Total revenue (TE) (a)	1,811	1,934	1,476	714
Provision for loan losses	411	118	1,990	873
Depreciation and amortization expense	110	112	185	212
Other noninterest expense	1,328	1,193	1,089 (c)	717

Income (loss) from continuing operations before income taxes (TE)	(38)	511	(1,788)	(1,088)
Allocated income taxes and TE adjustments	(14)	191	(597)	(406)

Income (loss) from continuing operations	(24)	320	(1,191)	(682)
Loss from discontinued operations, net of taxes	—	—	(41)	(143)

Net income (loss)	(24)	320	(1,232)	(825)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(5)	—

Net income (loss) attributable to Key	$(24)	$320	$(1,227)	$(825)

AVERAGE BALANCES
Loans and leases (b)	$28,190	$28,478	$39,973	$43,819
Total assets (a)	31,119	31,442	46,460	52,073
Deposits	52,406	50,034	12,891	12,049

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$235	$138	$1,314	$684
Return on average allocated equity (b)	(.97)%	14.04%	(29.06)%	(17.80)%
Return on average allocated equity	(.97)	14.04	(30.12)	(21.53)
Average full-time equivalent employees	8,652	8,783	2,895	3,611

(a)	Substantially all revenue generated by our major business groups is derived from clients with residency in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by our major business groups are located in the United States.

(b)	From continuing operations.

(c)	National Banking’s results for the third quarter of 2009 include a $45 million ($28 million after tax) write-off of intangible assets, other than goodwill, resulting from actions taken by us during the third quarter to cease lending in certain equipment leasing markets. For the first quarter of 2009, National Banking’s results include a noncash charge for goodwill and other intangible assets impairment of $196 million ($164 million after tax). During the third quarter of 2008, National Banking’s results include $54 million ($33 million after tax) of derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers, and $31 million ($19 million after tax) of realized and unrealized losses from the residential properties segment of the construction loan portfolio. During the second quarter of 2008, National Banking’s taxable-equivalent net interest income and net results were reduced by $838 million and $536 million, respectively, as a result of its involvement with certain leveraged lease financing transactions that were challenged by the IRS. National Banking’s taxable-equivalent net interest income and net results were reduced by $34 million and $21 million, respectively, during the first quarter of 2008 as a result of its involvement with these leveraged lease financing transactions.

Other Segments				Total Segments		Reconciling Items			Key
2009		2008		2009	2008	2009	2008		2009	2008

$(50)		$(36)		$636	$710	$(37)	$(26)		$599	$684
(6	) (d)	27		387	392	(5)	(2)		382	390

(56)		(9)		1,023	1,102	(42)	(28)		981	1,074
—		—		736	335	(3)	1		733	336
—		—		95	108	—	—		95	108
10		(15	) (d)	835	637	(29)	(5)		806	632

(66)		6		(643)	22	(10)	(24)		(653)	(2)
(34)		(13)		(251)	(5)	(16)	(11	) (e)	(267)	(16)

(32)		19		(392)	27	6	(13)		(386)	14
—		—		(16)	(39)	—	—		(16)	(39)

(32)		19		(408)	(12)	6	(13)		(402)	(25)
(4)		11		(5)	11	—	—		(5)	11

$(28)		$8		$(403)	$(23)	$6	$(13)		$(397)	$(36)

$137		$165		$64,776	$72,458	$54	$78		$64,830	$72,536
19,913		13,803		92,696	97,736	4,525	5,420		97,221	103,156
1,800		1,965		68,189	64,647	(157)	(202)		68,032	64,445

—		—		$587	$233	—	—		$587	$233
N/M		N/M		(16.75)%	.73%	N/M	N/M		(13.79)%	.14%
N/M		N/M		(17.05)	(1.05)	N/M	N/M		(14.37)	(1.64)
40		41		11,239	12,419	5,197	5,679		16,436	18,098

Other Segments				Total Segments		Reconciling Items			Key
2009		2008		2009	2008	2009	2008		2009	2008

$(143)		$(96)		$1,873	$1,324	$(104)	$(86)		$1,769	$1,238
192	(d)	82		1,463	1,310	103 (e)	154	(e)	1,566	1,464

49		(14)		3,336	2,634	(1)	68		3,335	2,702
—		—		2,401	991	2	(5)		2,403	986
—		—		295	324	—	—		295	324
33		4		2,450	1,914	(62)	(26)		2,388	1,888

16		(18)		(1,810)	(595)	59	99		(1,751)	(496)
(23)		(44)		(634)	(259)	(35)	553	(e)	(669)	294

39		26		(1,176)	(336)	94	(454)		(1,082)	(790)
—		—		(41)	(143)	—	—		(41)	(143)

39		26		(1,217)	(479)	94	(454)		(1,123)	(933)
(7)		11		(12)	11	—	—		(12)	11

$46		$15		$(1,205)	$(490)	$94	$(454)		$(1,111)	$(944)

$147		$193		$68,310	$72,490	$49	$149		$68,359	$72,639
18,205		14,106		95,784	97,621	4,823	5,646		100,607	103,267
1,827		3,281		67,124	65,364	13,690	18,247		80,814	83,611

—		—		$1,549	$822	—	—		$1,549	$822
N/M		N/M		(16.88)%	(5.39)%	N/M	N/M		(13.62)%	(12.44)%
N/M		N/M		(17.10)	(7.61)	N/M	N/M		(14.14)	(14.66)
40		42		11,587	12,436	5,356	5,793		16,943	18,229

(d)	Other Segments’ results for the third quarter of 2009 include a $17 million ($11 million after tax) loss related to the exchange of common shares for capital securities. During the second quarter of 2009, National Banking’s results include net gains of $125 million ($78 million after tax) in connection with the repositioning of the securities portfolio and a $95 million ($59 million after tax) gain related to the exchange of common shares for capital securities. For the third quarter of 2008, Other Segments’ results include a $23 million ($14 million after tax) credit, representing the reversal of the remaining reserve associated with the Honsador litigation, which was settled in September 2008.

(e)	Reconciling Items for the second quarter of 2009 include a $32 million ($20 million after tax) gain from the sale of our claim associated with the Lehman Brothers’ bankruptcy. For the first quarter of 2009, Reconciling Items include a $105 million ($65 million after tax) gain from the sale of our remaining equity interest in Visa Inc. Reconciling Items for the third and second quarters of 2008 include charges of $30 million and $475 million, respectively, to income taxes for the interest cost associated with the previously disclosed leveraged lease tax litigation. For the first quarter of 2008, Reconciling Items include a $165 million ($103 million after tax) gain from the partial redemption of our equity interest in Visa Inc. and a $17 million charge to income taxes for the interest cost associated with the increase to our tax reserves for certain leveraged lease transactions.

Supplementary information (Community Banking lines of business)

Three months ended September 30,	Regional Banking		Commercial Banking
dollars in millions	2009	2008	2009	2008

Total revenue (TE)	$522	$549	$96	$102
Provision for loan losses	93	39	50	17
Noninterest expense	437	391	49	47
Net income (loss) attributable to Key	(5)	74	(2)	24
Average loans and leases	19,347	19,801	8,063	9,073
Average deposits	48,551	46,655	4,403	3,723
Net loan charge-offs	78	41	16	29
Net loan charge-offs to average loans	1.60%	.82%	.79%	1.27%
Nonperforming assets at period end	$290	$168	$180	$57
Return on average allocated equity	(.85)%	13.51%	(.77)%	10.53%
Average full-time equivalent employees	8,120	8,527	299	327

Nine months ended September 30,	Regional Banking		Commercial Banking
dollars in millions	2009	2008	2009	2008

Total revenue (TE)	$1,532	$1,630	$279	$304
Provision for loan losses	327	74	84	44
Noninterest expense	1,285	1,168	153	137
Net income (loss) attributable to Key	(51)	243	27	77
Average loans and leases	19,697	19,664	8,493	8,814
Average deposits	48,353	46,367	4,053	3,667
Net loan charge-offs	204	103	31	35
Net loan charge-offs to average loans	1.38%	.70%	.49%	.53%
Nonperforming assets at period end	$290	$168	$180	$57
Return on average allocated equity	(2.96)%	15.03%	3.56%	11.62%
Average full-time equivalent employees	8,340	8,453	312	330

Supplementary information (National Banking lines of business)

	Real Estate Capital and				Institutional and
Three months ended September 30,	Corporate Banking Services		Equipment Finance		Capital Markets		Consumer Finance
dollars in millions	2009	2008	2009	2008	2009	2008	2009	2008

Total revenue (TE)	$140	$98	$86	$111	$186	$177	$49	$74
Provision for loan losses	372	99	99	64	29	17	93	99
Noninterest expense	135	91	126	89	138	101	35	41
Income (loss) from continuing operations attributable to Key	(228)	(57)	(87)	(26)	12	36	(49)	(43)
Net income (loss) attributable to Key	(228)	(57)	(87)	(26)	14	38	(67)	(84)
Average loans and leases (a)	14,902	16,447	8,462	10,013	7,383	8,351	6,482	8,608
Average loans held for sale (a)	248	792	73	49	147	650	1	4
Average deposits	10,624	10,446	15	20	2,450	1,478	346	360
Net loan charge-offs (a)	309	100	51	32	49	—	84	31
Net loan charge-offs to average loans (a)	8.23%	2.42%	2.39%	1.27%	2.63%	—%	5.14%	1.43%
Nonperforming assets at period end (a)	$1,522	$714	$309	$115	$208	$57	$269	$115
Return on average allocated equity (a)	(34.97)%	(11.00)%	(54.53)%	(11.56)%	4.32%	11.15%	(18.78)%	(18.22)%
Return on average allocated equity	(34.97)	(11.00)	(54.53)	(11.56)	5.04	11.77	(25.68)	(35.59)
Average full-time equivalent employees (b)	967	1,209	731	897	813	964	269	454

	Real Estate Capital and				Institutional and
Nine months ended September 30,	Corporate Banking Services		Equipment Finance		Capital Markets		Consumer Finance
dollars in millions	2009	2008	2009	2008	2009	2008	2009	2008

Total revenue (TE)	$497	$417	$288	$(490)	$541	$552	$150	$235
Provision for loan losses	1,304	509	248	124	98	69	340	171
Noninterest expense	378	223	302	274	442	325	152	107
Income (loss) from continuing operations attributable to Key	(758)	(197)	(164)	(555)	(29)	98	(235)	(28)
Net income (loss) attributable to Key	(758)	(197)	(164)	(555)	(39)	103	(266)	(176)
Average loans and leases (a)	15,775	16,676	8,772	10,310	8,235	7,951	7,191	8,882
Average loans held for sale (a)	249	799	47	44	203	566	1	5
Average deposits	10,400	10,231	16	18	2,188	1,441	287	359
Net loan charge-offs (a)	800	513	141	84	106	7	267	80
Net loan charge-offs to average loans (a)	6.78%	4.11%	2.15%	1.09%	1.72%	.12%	4.96%	1.20%
Nonperforming assets at period end (a)	$1,522	$714	$309	$115	$208	$57	$269	$115
Return on average allocated equity (a)	(39.08)%	(12.89)%	(33.48)%	(81.47)%	(3.37)%	10.54%	(29.67)%	(4.05)%
Return on average allocated equity	(39.08)	(12.89)	(33.48)	(81.47)	(4.57)	11.08	(33.58)	(25.44)
Average full-time equivalent employees (b)	991	1,223	759	918	865	945	280	525

(a)	From continuing operations.

(b)	The number of average full-time employees has not been adjusted for discontinued operations.

5. Securities
Securities available for sale. These are securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed to be “other-than-temporary” are included in “net securities gains” on the income statement, as are actual gains and losses resulting from the sales of securities using the specific identification method. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “net securities gains” on the income statement or AOCI in accordance with the applicable accounting guidance related to the recognition of OTTI of debt securities, as further described on page 23 of this note.
“Other securities” held in the available-for-sale portfolio are primarily marketable equity securities that are traded on a public exchange such as the NYSE or NASDAQ.
Held-to-maturity securities. These are debt securities that we have the intent and ability to hold until maturity. Debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the adjusted carrying amount.
“Other securities” held in the held-to-maturity portfolio consist of foreign bonds, capital securities and preferred equity securities.
The amortized cost, unrealized gains and losses, and approximate fair value of our securities available for sale and held-to-maturity securities are presented in the following tables. Gross unrealized gains and losses represent the difference between the amortized cost and the fair value of securities on the balance sheet as of the dates indicated. Accordingly, the amount of these gains and losses may change in the future as market conditions change.

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	83	$4	—	87
Collateralized mortgage obligations	13,551	178	$48	13,681
Other mortgage-backed securities	1,432	93	—	1,525
Other securities	99	14	1	112

Total securities available for sale (a)	$15,173	$289	$49	$15,413

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$3	—	—	$3
Other securities	21	—	—	21

Total held-to-maturity securities	$24	—	—	$24

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$9	$1	—	$10
States and political subdivisions	90	1	—	91
Collateralized mortgage obligations	6,380	148	$5	6,523
Other mortgage-backed securities	1,505	63	1	1,567
Other securities	71	1	17	55

Total securities available for sale (a)	$8,055	$214	$23	$8,246

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$4	—	—	$4
Other securities	21	—	—	21

Total held-to-maturity securities	$25	—	—	$25

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$10	—	—	$10
States and political subdivisions	92	—	$2	90
Collateralized mortgage obligations	6,368	$113	13	6,468
Other mortgage-backed securities	1,511	25	2	1,534
Other securities	98	3	7	94

Total securities available for sale (a)	$8,079	$141	$24	$8,196

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$7	—	—	$7
Other securities	21	—	—	21

Total held-to-maturity securities	$28	—	—	$28

(a)	Excluded at September 30, 2009, December 31, 2008, and September 30, 2008, are retained interests in securitizations in the amount of $176 million, $191 million and $195 million, respectively, related to the discontinued operations of the education lending business.

The following table summarizes our securities available for sale that were in an unrealized loss position as of September 30, 2009, December 31, 2008, and September 30, 2008.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

SEPTEMBER 30, 2009
Securities available for sale:
Collateralized mortgage obligations	$5,537	$48	—	—	$5,537	$48
Other securities	1	—	$5	$1	6	1

Total temporarily impaired securities	$5,538	$48	$5	$1	$5,543	$49

DECEMBER 31, 2008
Securities available for sale:
Collateralized mortgage obligations	$107	—	$360	$5	$467	$5
Other mortgage-backed securities	3	—	15	1	18	1
Other securities	40	$13	5	4	45	17

Total temporarily impaired securities	$150	$13	$380	$10	$530	$23

SEPTEMBER 30, 2008
Securities available for sale:
States and political subdivisions	$69	$2	—	—	$69	$2
Collateralized mortgage obligations	579	5	$382	$8	961	13
Other mortgage-backed securities	180	1	40	1	220	2
Other securities	49	6	2	1	51	7

Total temporarily impaired securities	$877	$14	$424	$10	$1,301	$24

Of the $49 million of gross unrealized losses at September 30, 2009, $48 million relates to fixed-rate collateralized mortgage obligations, which we invest in as part of an overall asset/liability management strategy. Since these instruments have fixed interest rates, their fair value is sensitive to movements in market interest rates. During the first nine months of 2009, interest rates generally increased, so the fair value of these 23 instruments, which had a weighted-average maturity of 4.0 years at September 30, 2009, decreased below their amortized cost.
The unrealized losses within each investment category are considered temporary since we do not intend to sell the securities, and it is more-likely-than-not that we will not be required to sell these securities prior to expected recovery. Accordingly, these investments have been reduced to their fair value through OCI, not earnings.
We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities and the likelihood that we will have to sell these securities prior to expected recovery.
Debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to expected recovery, the entire impairment (i.e., difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or it is more-likely-than-not that we will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining amount is recognized in equity as a component of AOCI on the balance sheet.

The following table shows the OTTI losses recognized during the third quarter of 2009:

Three months ended September 30, 2009
in millions

Total OTTI losses recognized on debt securities which Key does not intend to sell or more-likely-than-not will not be required to sell	$4
Less: Portion of OTTI losses recognized in AOCI, pre-tax	2

Net OTTI losses recognized in earnings for debt securities which Key does not intend to sell or more-likely-than-not will not be required to sell	2
OTTI losses on equity securities recognized in earnings	—

Total OTTI losses recognized in earnings	$2

The following table shows changes in the cumulative credit portion of impairments on our debt securities. All credit-related impairments on debt securities relate to our education loan securitization residual interests. These assets are included in “discontinued assets” on the balance sheet as a result of our decision to exit the government-guaranteed education lending business. For more information about this discontinued operation, see Note 3 (“Acquisition and Divestitures”), which begins on page 14.

Three months ended September 30, 2009
in millions

Balance at July 1, 2009	$6
Impairment recognized in earnings	2

Balance at September 30, 2009	$8

Realized gains and losses related to securities available for sale were as follows:

Nine months ended September 30, 2009
in millions

Realized gains	$128
Realized losses	16

Net securities gains	$112

At September 30, 2009, securities available for sale and held-to-maturity securities totaling $8.9 billion were pledged to secure public and trust deposits, and securities sold under repurchase agreements, to facilitate access to secured funding, and for other purposes required or permitted by law.
The following table shows securities by remaining maturity. Collateralized mortgage obligations and other mortgage-backed securities — both of which are included in the securities available-for-sale portfolio — are presented based on their expected average lives. The remaining securities, including all of those in the held-to-maturity portfolio, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	Securities		Held-to-Maturity
	Available for Sale		Securities
September 30, 2009	Amortized	Fair	Amortized	Fair
in millions	Cost	Value	Cost	Value

Due in one year or less	$606	$625	$5	$5
Due after one through five years	14,406	14,618	19	19
Due after five through ten years	137	144	—	—
Due after ten years	24	26	—	—

Total	$15,173	$15,413	$24	$24

6. Loans and Loans Held for Sale
Our loans by category are summarized as follows:

	September 30,		December 31,	September 30,
in millions	2009		2008	2008

Commercial, financial and agricultural	$20,600		$27,260	$27,207
Commercial real estate:
Commercial mortgage	11,169	(a)	10,819	10,569
Construction	5,473	(a)	7,717	7,708

Total commercial real estate loans	16,642		18,536	18,277
Commercial lease financing	7,787		9,039	9,437

Total commercial loans	45,029		54,835	54,921
Real estate — residential mortgage	1,763		1,908	1,898
Home equity:
Community Banking	10,158		10,124	9,970
National Banking	880		1,051	1,101

Total home equity loans	11,038		11,175	11,071
Consumer other — Community Banking	1,189		1,233	1,274
Consumer other — National Banking:
Marine	2,943		3,401	3,529
Other	231		283	301

Total consumer other — National Banking	3,174		3,684	3,830

Total consumer loans	17,164		18,000	18,073

Total loans (b)	$62,193		$72,835	$72,994

(a)	In late March 2009, we transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines pertaining to the classification of loans that have reached a completed status.

(b)	Excluded at September 30, 2009, December 31, 2008, and September 30, 2008, are loans in the amount of $3.6 billion, $3.7 billion and $3.7 billion, respectively, related to the discontinued operations of the education lending business.
We use interest rate swaps to manage interest rate risk; these swaps modify the repricing characteristics of certain loans. For more information about such swaps, see Note 15 (“Derivatives and Hedging Activities”), which begins on page 40.
Our loans held for sale by category are summarized as follows:

	September 30,	December 31,	September 30,
in millions	2009	2008	2008

Commercial, financial and agricultural	$128	$102	$159
Real estate — commercial mortgage	302	273	718
Real estate — construction	133	164	262
Commercial lease financing	29	7	52
Real estate — residential mortgage	110	77	57
Automobile	1	3	4

Total loans held for sale (a)	$703	$626	$1,252

(a)	Excluded at September 30, 2009, December 31, 2008, and September 30, 2008, are loans in the amount of $341 million, $401 million and $223 million, respectively, related to the discontinued operations of the education lending business.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2009	2008	2009	2008

Balance at beginning of period	$2,339	$1,288	$1,629	$1,195
Charge-offs	(619)	(259)	(1,646)	(904)
Recoveries	32	26	97	82

Net loans charged off	(587)	(233)	(1,549)	(822)
Provision for loan losses	733	336	2,403	986
Allowance related to loans acquired, net	—	—	—	32
Foreign currency translation adjustment	—	(1)	2	(1)

Balance at end of period	$2,485	$1,390	$2,485	$1,390

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2009	2008	2009	2008

Balance at beginning of period	$65	$51	$54	$80
Provision (credit) for losses on lending-related commitments	29	8	40	(21)

Balance at end of period (a)	$94	$59	$94	$59

(a)	Included in “accrued expense and other liabilities” on the balance sheet.
7. Loan Securitizations and Mortgage Servicing Assets
Retained Interests in Loan Securitizations
A securitization involves the sale of a pool of loan receivables to investors through either a public or private issuance (generally by a qualifying SPE) of asset-backed securities. Generally, the assets are transferred to a trust that sells interests in the form of certificates of ownership. In previous years, we sold education loans in securitizations; however, we have not securitized any education loans since 2006 due to unfavorable market conditions.
When we sell loans in securitizations, we record a gain or loss when the net sale proceeds and residual interests, if any, differ from the loans’ allocated carrying amount. Gains or losses resulting from securitizations are recorded as one component of “loss from discontinued operations, net of taxes” on the income statement as a result of our decision to exit the government-guaranteed education lending business. For more information about this discontinued operation, see Note 3 (“Acquisition and Divestitures”), which begins on page 14.
A servicing asset is recorded if we purchase or retain the right to service securitized loans, and receive servicing fees that exceed the going market rate. We generally retain an interest in securitized loans in the form of an interest-only strip, residual asset, servicing asset or security. Our mortgage servicing assets are discussed in this note under the heading “Mortgage Servicing Assets” on page 28. Retained interests from education loan securitizations are accounted for as debt securities and classified as discontinued assets.
In accordance with the relevant consolidation accounting guidance, qualifying SPEs, including securitization trusts, established by us under the accounting guidance related to transfers of financial assets are exempt from consolidation. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This guidance will change the way entities account for securitizations and SPEs. Information related to our consolidation policy is included in Note 1 (“Basis of Presentation”), which begins on page 7. For additional information regarding SFAS No. 166, which is effective January 1, 2010, for us, see Note 1 under the heading “Accounting Standards Pending Adoption at September 30, 2009” on page 12.

We use certain assumptions and estimates to determine the fair value to be allocated to retained interests at the date of transfer and at subsequent measurement dates. Primary economic assumptions used to measure the fair value of our retained interests in education loans and the sensitivity of the current fair value of residual cash flows to immediate adverse changes in those assumptions at September 30, 2009, are as follows:

dollars in millions

Fair value of retained interests	$176
Weighted-average life (years)	.5 - 6.7

PREPAYMENT SPEED ASSUMPTIONS (ANNUAL RATE)	4.00% - 26.00%
Impact on fair value of 1% CPR adverse change	$(5)
Impact on fair value of 10% CPR adverse change	(32)

EXPECTED CREDIT LOSSES (STATIC RATE)	2.00% - 80.00%
Impact on fair value of 5% adverse change	$(2)
Impact on fair value of 10% adverse change	(9)

RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL RATE)	8.50% - 14.00%
Impact on fair value of 2% adverse change	$(27)
Impact on fair value of 5% adverse change	(45)

EXPECTED STATIC DEFAULT (STATIC RATE)	3.75% - 40.00%
Impact on fair value of 1% adverse change	$(8)
Impact on fair value of 10% adverse change	(67)

VARIABLE RETURNS TO TRANSFEREES	(a )

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
(a)	Forward LIBOR plus contractual spread over LIBOR ranging from .00% to 1.30%.
The fair value measurement of our mortgage servicing assets is described in this note under the heading “Mortgage Servicing Assets” on page 28. We conduct a quarterly review of the fair values of our other retained interests. The historical performance of each retained interest and the assumptions used to project future cash flows are reviewed, assumptions are revised and present values of cash flows are recalculated, as appropriate.
The present values of cash flows represent the fair value of the retained interests. If the fair value of a retained interest exceeds its carrying amount, the increase in fair value is recorded in equity as a component of AOCI on the balance sheet. Conversely, if the carrying amount of a retained interest exceeds its fair value, impairment is indicated. If we intend to sell the retained interest, or more-likely-than-not will be required to sell it, before the expected recovery of the amortized cost, then the entire impairment is recognized in earnings. If we do not have the intent to sell it, or it is more-likely-than-not that we will not be required to sell it, before expected recovery, then the credit portion of the impairment is recognized in earnings, while the remaining portion is recognized in AOCI.

The table below shows the relationship between the education loans we manage and those held in discontinued assets. Managed loans include those held in discontinued assets, and those securitized and sold, but still serviced by us. Related delinquencies and net credit losses are also presented.

			Net Credit Losses
September 30, 2009	Loan	Loans Past Due	For the Nine
in millions	Principal	60 days or More	Months Ended

Education loans managed	$7,830	$269	$191
Less: Loans securitized	3,918	160	84
Loans held for sale or securitization	341	7	—

Loans held in discontinued assets	$3,571	$102	$107

Mortgage Servicing Assets
We originate and periodically sell commercial mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans for other lenders. A servicing asset is recorded if we purchase or retain the right to service these loans, and receive servicing fees that exceed the going market rate. Changes in the carrying amount of mortgage servicing assets are summarized as follows:

	Nine months ended
	September 30,
in millions	2009	2008

Balance at beginning of period	$242	$313
Servicing retained from loan sales	7	13
Purchases	15	4
Amortization	(38)	(75)

Balance at end of period	$226	$255

Fair value at end of period	$353	$412

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. Primary economic assumptions used to measure the fair value of our mortgage servicing assets at September 30, 2009 and 2008, are:
♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00%; and

♦	residual cash flows discount rate of 8.50% to 15.00%.
Changes in these assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. A 1.00% increase in the assumed default rate of commercial mortgage loans at September 30, 2009, would cause an $8 million decrease in the fair value of our mortgage servicing assets.
Contractual fee income from servicing commercial mortgage loans totaled $52 million for both the nine-month periods ended September 30, 2009 and 2008. We have elected to remeasure servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.
Servicing assets are evaluated quarterly for possible impairment. This process involves classifying the assets based on the types of loans serviced and their associated interest rates, and determining the fair value of each class. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced through a charge to income in the amount of such excess. For the nine-month periods ended September 30, 2009 and 2008, no servicing asset impairment occurred.

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
Our VIEs, including those consolidated and those in which we hold a significant interest, are summarized below. We define a “significant interest” in a VIE as a subordinated interest that exposes us to a significant portion, but not the majority, of the VIE’s expected losses or residual returns.

	Consolidated VIEs	Unconsolidated VIEs
September 30, 2009	Total	Total	Total	Maximum
in millions	Assets	Assets	Liabilities	Exposure to Loss

LIHTC funds	$186	$175	—	—
LIHTC investments	N/A	907	—	$446

Our involvement with VIEs is described below.
Consolidated VIEs
LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds, which invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from these funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $171 million at September 30, 2009. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations. We have not formed new funds or added LIHTC partnerships since October 2003. However, we continue to act as asset manager and provide occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, we have determined that we are the primary beneficiary of these funds. We recorded expenses of $18 million related to this guarantee obligation during the first nine months of 2009. Additional information on return guarantee agreements with LIHTC investors is presented in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Guarantees” on page 37.
The partnership agreement for each guaranteed fund requires the fund to be dissolved by a certain date. In accordance with the applicable accounting guidance for distinguishing liabilities from equity, the third-party interests associated with these funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. The FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust the financial statements each period for the third-party investors’ share of the funds’ profits and losses. At September 30, 2009, the settlement value of these third-party interests was estimated to be between $135 million and $145 million, while the recorded value, including reserves, totaled $192 million.

Unconsolidated VIEs
LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary of those funds because we do not absorb the majority of the expected losses of the funds. At September 30, 2009, assets of these unconsolidated nonguaranteed funds totaled $175 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We elected to cease forming these funds in October 2003.
LIHTC investments. Through the Community Banking business group, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners are more closely associated with the business activities of these partnerships. At September 30, 2009, assets of these unconsolidated LIHTC operating partnerships totaled approximately $907 million. Our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $372 million at September 30, 2009, plus $74 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss in connection with these partnerships is remote. During the first nine months of 2009, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.
We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $1.3 billion at September 30, 2009. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners are more closely associated with the business activities of these partnerships. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 14 under the heading “Return guarantee agreement with LIHTC investors” on page 38.
Commercial and residential real estate investments and principal investments. Our Principal Investing unit and the Real Estate Capital and Corporate Banking Services line of business make equity and mezzanine investments, some of which are in VIEs. These investments are held by nonregistered investment companies subject to the provisions of the AICPA Audit and Accounting Guide, “Audits of Investment Companies.” We are not currently applying the accounting or disclosure provisions in the applicable accounting guidance for consolidations to these investments, which remain unconsolidated; the FASB deferred the effective date of this guidance for such nonregistered investment companies until the AICPA clarifies the scope of the Audit Guide.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Additional information regarding this new guidance is provided in Note 1 (“Basis of Presentation”) under the heading “Accounting Standards Pending Adoption at September 30, 2009” on page 12.

9. Nonperforming Assets and Past Due Loans from Continuing Operations
Impaired loans totaled $2.0 billion at September 30, 2009, compared to $985 million at December 31, 2008, and $777 million at September 30, 2008. Impaired loans had an average balance of $2.0 billion for the third quarter of 2009 and $703 million for the third quarter of 2008.
Our nonperforming assets and past due loans were as follows:

	September 30,	December 31,	September 30,
in millions	2009	2008	2008

Impaired loans	$2,013	$985	$777
Other nonaccrual loans	277	236	187

Total nonperforming loans	2,290	1,221	964

Nonperforming loans held for sale	304	90	169

Other real estate owned (“OREO”)	187	110	64
Allowance for OREO losses	(40)	(3)	(4)

OREO, net of allowance	147	107	60
Other nonperforming assets	58	42	43

Total nonperforming assets	$2,799	$1,460	$1,236

Impaired loans with a specifically allocated allowance	$1,787	$876	$678
Specifically allocated allowance for impaired loans	390	178	193

Accruing loans past due 90 days or more	$375	$413	$308
Accruing loans past due 30 through 89 days	1,071	1,230	852

At September 30, 2009, we did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
We evaluate the collectability of our loans as described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 79 of KeyCorp’s 2008 Annual Report to Shareholders.

10. Capital Securities Issued by Unconsolidated Subsidiaries
We own the outstanding common stock of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities. The trusts used the proceeds from the issuance of their capital securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the capital securities.
The capital securities provide an attractive source of funds: they constitute Tier 1 capital for regulatory reporting purposes, but have the same tax advantages as debt for federal income tax purposes. During the first quarter of 2005, the Federal Reserve adopted a rule that allows bank holding companies to continue to treat capital securities as Tier 1 capital, but imposed stricter quantitative limits that would have taken effect March 31, 2009. On March 17, 2009, in light of continued stress in the financial markets, the Federal Reserve delayed the effective date of these new limits until March 31, 2011. We believe the new rule will not have any material effect on our financial condition.
We unconditionally guarantee the following payments or distributions on behalf of the trusts:
♦	required distributions on the capital securities;

♦	the redemption price when a capital security is redeemed; and

♦	the amounts due if a trust is liquidated or terminated.
On June 3, 2009, we commenced an offer to exchange common shares, $1 par value, for any and all institutional capital securities issued by the KeyCorp Capital I, KeyCorp Capital II, KeyCorp Capital III and KeyCorp Capital VII trusts. The institutional exchange offer, which expired on June 30, 2009, is a component of our comprehensive capital plan, which was submitted to the Federal Reserve Bank of Cleveland on June 1, 2009, following the May 7, 2009, announcement of the results of the forward-looking capital assessment, or “stress test,” conducted pursuant to the SCAP initiated by the U.S. Treasury and the federal banking regulators. As previously disclosed, our regulators determined that we needed to increase our Tier 1 common equity by $1.8 billion in order to satisfy the requirements of the SCAP.
In an effort to further enhance our Tier 1 common equity, on July 8, 2009, we commenced a separate offer to exchange common shares, $1 par value, for any and all retail capital securities issued by the KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, KeyCorp Capital IX and KeyCorp Capital X trusts. On July 22, 2009, we amended our retail exchange offer, which expired on August 4, 2009, to reduce the maximum aggregate liquidation preference amount that would be accepted from $1.740 billion to $500 million.
For further information related to these exchange offers and other capital-generating activities, see Note 11 (“Shareholders’ Equity”), which begins on page 34. Additional information regarding the SCAP assessment is included in the “Capital” section under the heading “Financial Stability Plan” on page 99.

The capital securities, common stock and related debentures are summarized as follows:

				Principal		Interest Rate	Maturity
	Capital			Amount of		of Capital	of Capital
	Securities,		Common	Debentures,		Securities and	Securities and
dollars in millions	Net of Discount	(a)	Stock	Net of Discount	(b)	Debentures (c)	Debentures

September 30, 2009
KeyCorp Capital I	$156		$6	$158		1.337%	2028
KeyCorp Capital II	104		4	103		6.875	2029
KeyCorp Capital III	140		4	132		7.750	2029
KeyCorp Capital V	132		4	128		5.875	2033
KeyCorp Capital VI	71		2	60		6.125	2033
KeyCorp Capital VII	184		5	182		5.700	2035
KeyCorp Capital VIII	202		—	205		7.000	2066
KeyCorp Capital IX	331		—	352		6.750	2066
KeyCorp Capital X	568		—	598		8.000	2068
Union State Capital I	20		1	21		9.580	2027
Union State Statutory II	20		—	20		4.068	2031
Union State Statutory IV	10		—	10		3.309	2034

Total	$1,938		$26	$1,969		6.589%	—

December 31, 2008	$3,042		$40	$3,084		6.931%	—

September 30, 2008	$2,667		$40	$2,709		6.820%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Included in certain capital securities at September 30, 2009, December 31, 2008, and September 30, 2008, are basis adjustments of $147 million, $459 million and $84 million, respectively, related to fair value hedges. See Note 15 (“Derivatives and Hedging Activities”), which begins on page 40, for an explanation of fair value hedges.

(b)	We have the right to redeem our debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); July 16, 1999 (for debentures owned by KeyCorp Capital III); July 21, 2008 (for debentures owned by KeyCorp Capital V); December 15, 2008 (for debentures owned by KeyCorp Capital VI); June 15, 2010 (for debentures owned by KeyCorp Capital VII); June 15, 2011 (for debentures owned by KeyCorp Capital VIII); December 15, 2011 (for debentures owned by KeyCorp Capital IX); March 15, 2013 (for debentures owned by KeyCorp Capital X); February 1, 2007 (for debentures owned by Union State Capital I); July 31, 2006 (for debentures owned by Union State Statutory II); and April 7, 2009 (for debentures owned by Union State Statutory IV); and (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by KeyCorp Capital I, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, KeyCorp Capital X or Union State Statutory IV are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for KeyCorp Capital III), plus any accrued but unpaid interest. If the debentures purchased by Union State Capital I are redeemed before they mature, the redemption price will be 104.31% of the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Union State Statutory II are redeemed before they mature, the redemption price will be 104.50% of the principal amount, plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to us. Included in the principal amount of debentures at September 30, 2009, December 31, 2008, and September 30, 2008, are adjustments related to hedging with financial instruments totaling $152 million, $461 million and $86 million, respectively.

(c)	The interest rates for KeyCorp Capital II, KeyCorp Capital III, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, KeyCorp Capital X and Union State Capital I are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The rates shown as the totals at September 30, 2009, December 31, 2008, and September 30, 2008, are weighted-average rates.

11. Shareholders’ Equity
Supervisory Capital Assessment Program and Our Capital-Generating Activities
To implement the CAP, the Federal Reserve, the Federal Reserve Banks, the FDIC and the OCC commenced a review of the capital of the nineteen largest U.S. banking institutions. This review, referred to as the SCAP, involved a forward-looking capital assessment, or “stress test,” of all domestic bank holding companies with risk-weighted assets of more than $100 billion at December 31, 2008, of which we were one. As announced on May 7, 2009, under the SCAP assessment, our regulators determined that we needed to generate $1.8 billion in additional Tier 1 common equity or contingent common equity (i.e., mandatorily convertible preferred shares). Information regarding the CAP and our final SCAP assessment is included in the “Capital” section under the heading “Financial Stability Plan” on page 93 of KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2009.
Pursuant to the requirements of the SCAP assessment, we submitted a comprehensive capital plan to the Federal Reserve Bank of Cleveland on June 1, 2009, describing our action plan for raising the required amount of additional Tier 1 common equity from nongovernmental sources. In conjunction with our action plan, during the second quarter of 2009, we completed various transactions to generate the additional capital, as discussed below.
Common stock offering. On May 11, 2009, we launched a public “at-the-market” offering of up to $750 million in aggregate gross proceeds of common shares, $1 par value. We subsequently increased the aggregate gross sales price of the common shares to be issued to $1.0 billion on June 2, 2009, and on the same date, announced that we had successfully issued all $1.0 billion in additional common shares. In conjunction with the common stock offering, we issued 205,438,975 common shares at an average price of $4.87 per share.
Series A Preferred Stock public exchange offer. On June 3, 2009, we launched an offer to exchange common shares, $1 par value, for any and all outstanding shares of Series A Preferred Stock. In connection with the Series A Preferred Stock exchange offer, which expired on June 30, 2009, we issued 29,232,025 common shares, or 3.67% of the issued and outstanding common shares at June 30, 2009, for 2,130,461 shares of the outstanding Series A Preferred Stock, representing $213 million aggregate liquidation preference. The exchange ratio for this exchange offer was 13.7210 common shares per share of Series A Preferred Stock.
Institutional capital securities exchange offer. On June 3, 2009, we launched a separate offer to exchange common shares, $1 par value, for any and all institutional capital securities issued by the KeyCorp Capital I, KeyCorp Capital II, KeyCorp Capital III and KeyCorp Capital VII trusts. In connection with the institutional capital securities exchange offer, which expired on June 30, 2009, we issued 46,338,101 common shares, or 5.81% of the issued and outstanding common shares at June 30, 2009, for $294 million aggregate liquidation preference of the outstanding capital securities in the aforementioned trusts. The exchange ratios for this exchange offer, which ranged from 132.5732 to 160.9818 common shares per $1,000 liquidation preference of capital securities, were based on the timing of each investor’s tender offer and the trust from which the capital securities were tendered.
In the aggregate, the Series A Preferred Stock and the institutional capital securities exchange offers generated $544 million of additional Tier 1 common equity. Both exchanges were conducted in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended.
We have complied with the requirements of the SCAP assessment, having generated total Tier 1 common equity in excess of $1.8 billion. We raised: (i) $1.5 billion of capital through the three transactions discussed above, (ii) $149 million of capital through other exchanges of Series A Preferred Stock, (iii) $125 million of capital through the sale of certain securities, and (iv) approximately $70 million of capital through the reduction of our dividend and interest obligations on the exchanged securities through the SCAP assessment period, which ends on December 31, 2010. Successful completion of our capital transactions has strengthened our capital framework, having improved KeyCorp’s Tier 1 common equity ratio, which will benefit us should economic conditions worsen or any recovery of economic conditions be delayed.
In an effort to further enhance our Tier 1 common equity, on July 8, 2009, we commenced a separate, SEC-registered offer to exchange common shares, $1 par value, for any and all retail capital securities issued by the KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, KeyCorp Capital IX and KeyCorp Capital X trusts. As of July 21, 2009, holders of approximately $534 million aggregate liquidation preference of capital securities had indicated that they would be tendering securities in the retail capital securities exchange offer, subject to applicable withdrawal rights. We announced on July 22, 2009, that we would limit the total aggregate liquidation preference of capital securities that we will accept in this exchange offer to $500 million. In connection with this exchange offer, which expired on August 4, 2009, we issued 81,278,214 common shares, or 9.25% of the issued and outstanding common shares at August 4, 2009. The exchange ratios for this exchange offer, which ranged from 3.8289 to 4.1518 common shares per $25 liquidation preference of capital securities, were based on the timing of each investor’s tender offer and the trust from which the capital securities were tendered. The retail capital securities exchange offer generated approximately $505 million of additional Tier 1 common equity.
Preferred Stock Private Exchanges
During April and May 2009, we entered into agreements with certain institutional shareholders who had contacted us to exchange Series A Preferred Stock held by the institutional shareholders for common shares, $1 par value. In the aggregate, we exchanged 17,369,926 common shares, or 3.25% of the issued and outstanding common shares at May 18, 2009, the date on which the last of the exchange transactions settled, for 1,539,700 shares of the Series A Preferred Stock. The exchanges were conducted in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. We utilized treasury shares to complete the transactions.
12. Employee Benefits
Pension Plans
The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2009	2008	2009	2008

Service cost of benefits earned	$12	$13	$37	$39
Interest cost on projected benefit obligation	14	15	43	47
Expected return on plan assets	(17)	(23)	(49)	(70)
Amortization of prior service cost	—	—	—	1
Amortization of losses	10	4	31	10

Net pension cost	$19	$9	$62	$27

Other Postretirement Benefit Plans
We sponsor a contributory postretirement healthcare plan that covers substantially all active and retired employees hired before 2001 who meet certain eligibility criteria. Retirees’ contributions are adjusted annually to reflect certain cost-sharing provisions and benefit limitations. We also sponsor life insurance plans covering certain grandfathered employees. These plans are principally noncontributory. Separate Voluntary Employee Beneficiary Association trusts are used to fund the healthcare plan and one of the life insurance plans.

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2009	2008	2009	2008

Service cost of benefits earned	—	—	—	$1
Interest cost on accumulated postretirement benefit obligation	$1	$1	$3	3
Expected return on plan assets	(1)	(2)	(2)	(4)
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Cumulative net gain	—	—	—	(1)

Net postretirement benefit income	—	$(1)	—	$(2)

13. Income Taxes
Lease Financing Transactions
During the second quarter of 2009, we resolved all outstanding federal income tax issues with the IRS for tax years 1997-2003, including all outstanding LILO and SILO tax issues for all open tax years through the execution of closing agreements in the first and second quarters of 2009. In conjunction with the IRS, we are currently completing the final tax calculations for the tax years 1997-2003, and the IRS is continuing its audits of our 2004-2006 tax years. We have deposited $2.0 billion with the IRS to cover the anticipated amount of taxes and associated interest cost due to the IRS for all tax years affected by the LILO/SILO tax settlement.
During 2009, we will amend our state tax returns to reflect the impact of the settlement on prior years’ state tax liabilities. While the settlement with the IRS provides a waiver of federal tax penalties, we anticipate that certain statutory penalties under state tax laws will be imposed on us. Although we intend to vigorously defend our position against the imposition of any such penalties, as of September 30, 2009, we have accrued a total of $32 million for potential penalties in accordance with current accounting guidance.
In accordance with the applicable accounting guidance related to a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction, throughout 2009, we have updated our assessment of the timing of the tax payments associated with the LILO/SILO settlement. As a result, we recognized a $2 million ($1 million after tax) increase to earnings during the third quarter of 2009, a $4 million ($2 million after tax) increase during the second quarter of 2009 and a $5 million ($3 million after tax) increase during the first quarter of 2009.
Deferred Tax Asset
As of September 30, 2009, we had a net deferred tax asset of $476 million included in “accrued income and other assets” on the balance sheet; previously we had been in a net deferred tax liability position. To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. Based on these criteria, and in particular our projections for future taxable income, we currently believe that it is more likely than not that we will realize the net deferred tax asset in future periods.
Unrecognized Tax Benefits
As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

14. Contingent Liabilities and Guarantees
Legal Proceedings
Tax disputes. The information pertaining to lease financing transactions presented in Note 13 (“Income Taxes”) is incorporated herein by reference.
Taylor litigation. On August 11, 2008, a purported class action case was filed against KeyCorp, its directors and certain employees, captioned Taylor v. KeyCorp et al., in the United States District Court for the Northern District of Ohio. On September 16, 2008, a second and related case was filed in the same district court, captioned Wildes v. KeyCorp et al. The plaintiffs in these cases seek to represent a class of all participants in our 401(k) Savings Plan and allege that the defendants in the lawsuit breached fiduciary duties owed to them under the ERISA. On January 7, 2009, the Court consolidated the Taylor and Wildes lawsuits into a single action. Plaintiffs have since filed their consolidated complaint, which continues to name certain employees as defendants but no longer names any outside directors. We strongly disagree with the allegations contained in the complaints and the consolidated complaint, and intend to vigorously defend against them.
Madoff-related claims. In December 2008, Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controls. The investment losses borne by Austin’s clients stem from investments that Austin made in certain Madoff-advised “hedge” funds. Several lawsuits, including putative class actions and direct actions, and one arbitration proceeding were filed against Austin seeking to recover losses incurred as a result of Madoff’s crimes. The lawsuits and arbitration proceeding allege various claims, including negligence, fraud, breach of fiduciary duties, and violations of federal securities laws and the ERISA. In the event we were to incur any liability for this matter, we believe such liability would be covered under the terms and conditions of our insurance policy, subject to a $25 million self-insurance deductible and usual policy exceptions.
In April 2009, we made the decision to wind down Austin’s operations and have determined that the related exit costs will not be material. Information regarding the Austin discontinued operations is included in Note 3 (“Acquisition and Divestitures”), which begins on page 14.
Other litigation. In the ordinary course of business, we are subject to other legal actions that involve claims for substantial monetary relief. Based on information presently known to us, we do not believe there is any legal action to which we are a party, or involving any of our properties that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial condition.
Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2009. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 82 of KeyCorp’s 2008 Annual Report to Shareholders.

	Maximum Potential
September 30, 2009	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial guarantees:
Standby letters of credit	$12,732	$91
Recourse agreement with FNMA	716	6
Return guarantee agreement with LIHTC investors	213	63
Written interest rate caps (a)	168	27
Default guarantees	55	1

Total	$13,884	$188

(a)	As of September 30, 2009, the weighted-average interest rate on written interest rate caps was .5%, and the weighted-average strike rate was 4.5%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2009, is low.
Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At September 30, 2009, our standby letters of credit had a remaining weighted-average life of 1.8 years, with remaining actual lives ranging from less than one year to as many as nine years.
Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, we have agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. Accordingly, we maintain a reserve for such potential losses in an amount that we estimate to approximate the fair value of our liability. At September 30, 2009, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.6 years, and the unpaid principal balance outstanding of loans sold by us as a participant in this program was $2.3 billion. As shown in the above table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at September 30, 2009. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan.
Return guarantee agreement with LIHTC investors. KAHC, a subsidiary of KeyBank, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal low income housing tax credits under Section 42 of the Internal Revenue Code. In certain partnerships, investors paid a fee to KAHC for a guaranteed return that is based on the financial performance of the property and the property’s confirmed LIHTC status throughout a fifteen-year compliance period. If KAHC defaults on its obligation to provide the guaranteed return, KeyBank is obligated to make any necessary payments to investors. These guarantees have expiration dates that extend through 2019, but there have been no new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 8 (“Variable Interest Entities”), which begins on page 29.
No recourse or collateral is available to offset our guarantee obligation other than the underlying income stream from the properties and the residual value of the operating partnership interests. Any guaranteed returns that are not met through distribution of tax credits and deductions associated with the specific properties from the partnerships remain our obligation.

As shown in the table on page 38, KAHC maintained a reserve in the amount of $63 million at September 30, 2009, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.
Written interest rate caps. In the ordinary course of business, we “write” interest rate caps for commercial loan clients that have variable rate loans with us and wish to limit their exposure to interest rate increases. At September 30, 2009, outstanding caps had a weighted-average life of 1.7 years.
We are obligated to pay the client if the applicable benchmark interest rate exceeds a specified level (known as the “strike rate”). These instruments are accounted for as derivatives. We typically mitigate our potential future payments by entering into offsetting positions with third parties.
Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees in instances where the risk profile of the debtor should provide an investment return or to support our underlying investment. The terms of these default guarantees range from less than one year to as many as twelve years, while some default guarantees do not have a contractual end date. Although no collateral is held, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor.
Other Off-Balance Sheet Risk
Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance for guarantees, and from other relationships.
Liquidity facilities that support asset-backed commercial paper conduits. We provide liquidity facilities to several unconsolidated third-party commercial paper conduits. These facilities obligate us to provide funding if there is a credit market disruption or there are other factors that would preclude the issuance of commercial paper by the conduits. The liquidity facilities, all of which expire by June 10, 2010, obligate us to provide aggregate funding of up to $651 million, with individual facilities ranging from $37 million to $100 million. The aggregate amount available to be drawn is based on the amount of current commitments to borrowers and totaled $539 million at September 30, 2009. We periodically evaluate our commitments to provide liquidity.
Indemnifications provided in the ordinary course of business. We provide certain indemnifications, primarily through representations and warranties in contracts that are entered into in the ordinary course of business in connection with loan sales and other ongoing activities, as well as in connection with purchases and sales of businesses. We maintain reserves, when appropriate, with respect to liability that reasonably could arise in connection with these indemnities.
Intercompany guarantees. KeyCorp and certain of our affiliates are parties to various guarantees that facilitate the ongoing business activities of other of our affiliates. These business activities encompass debt issuance, certain lease and insurance obligations, the purchase or issuance of investments and securities, and certain leasing transactions involving clients.
Heartland Payment Systems matter. Under an agreement between KeyBank and Heartland, Heartland utilizes KeyBank’s membership in the Visa and MasterCard networks to register as an Independent Sales Organization for Visa and a Member Service Provider with MasterCard to provide merchant payment processing services for Visa and MasterCard transactions. On January 20, 2009, Heartland publicly announced its discovery of an alleged criminal breach of its credit card payment processing systems environment (the “Intrusion”) that reportedly occurred during 2008 and is alleged to have involved the malicious collection of in-transit, unencrypted payment card data that was being processed by Heartland.

In Heartland’s 2008 Form 10-K filed with the SEC on March 16, 2009, Heartland reported that it expects the major card brands, including Visa and MasterCard, to assert claims seeking to impose fines, penalties, and/or other assessments against Heartland and/or certain card brand members, such as KeyBank, as a result of the alleged potential breach of the respective card brand rules and regulations, and the alleged criminal breach of its credit card payment processing systems environment. Heartland also indicated that it is likely that the overall costs associated with the alleged breach will be material to it, and that it may need to seek financing in order to pay such costs. In Heartland’s Form 8-K filed with the SEC on August 4, 2009, and in its Form 10-Q Report for the quarterly period ended June 30, 2009, filed on August 7, 2009, Heartland reported that it expensed a total of $19.4 million and $32.0 million for the three- and six-month periods ended June 30, 2009, respectively, related to the alleged breach. Heartland also indicated that $22.1 million of the year-to-date charges relate to fines imposed by the card brands in April 2009 against Heartland and its sponsor banks, and a settlement offer made by Heartland to resolve certain of the claims asserted against it. Heartland’s Form 8-K also reported the accrual of a $14.4 million reserve in connection with the settlement offer.
Subsequently, in Heartland’s Form 8-K filed with the SEC on November 3, 2009, Heartland reported that it recorded charges of $35.6 million and $67.5 million for the three- and nine-month periods ended September 30, 2009, respectively, related to the Intrusion. Heartland also indicated that $53.0 million of the year-to-date charges relate to: (i) assessments imposed in April 2009 by MasterCard and Visa against Heartland and its sponsor banks, (ii) settlement offers made by Heartland to certain card brands in an attempt to resolve certain claims asserted against its sponsor banks, and (iii) settlements deemed likely to be agreed upon in the near term with certain claimants. Heartland’s Form 8-K also reported the accrual of a $45.2 million reserve at September 30, 2009, in connection with the settlement offers. Heartland further reported that the ultimate cost of resolving the claims that are the subject of the settlement offers may substantially exceed the amount that Heartland has accrued. Furthermore, even if the claims that are the subject of the settlement offers are resolved, Heartland indicated that a significant portion of the claims asserted against Heartland would still remain unresolved. Heartland continues to report that it is likely that the overall costs associated with the alleged breach will be material to it, and that they could have a material adverse effect on the results of its operations and financial condition.
KeyBank has received letters from both Visa and MasterCard assessing fines, penalties or assessments related to the Intrusion. KeyBank is in the process of pursuing appeals of such fines, penalties or assessments. Visa and MasterCard (as well as Heartland and KeyBank) are each still investigating the matter, and they may revise their respective assessments. Under its agreement with Heartland, KeyBank has certain rights of indemnification from Heartland for costs assessed against it by Visa and MasterCard, and other associated costs, and KeyBank has notified Heartland of its indemnification rights. In the event that Heartland is unable to fulfill its indemnification obligations to KeyBank, the charges (net of any indemnification) could be significant, although it is not possible to quantify at this time. Accordingly, under applicable accounting rules, we have not established any reserve. For further information on Heartland and the Intrusion, see Heartland’s 2008 Form 10-K, Heartland’s Form 10-Q filed with the SEC on May 11, 2009, Heartland’s Form 8-K filed with the SEC on August 4, 2009, Heartland’s Form 10-Q filed with the SEC on August 7, 2009, and Heartland’s Form 8-K filed with the SEC on November 3, 2009.
15. Derivatives and Hedging Activities
We, mainly through our subsidiary bank, KeyBank, are party to various derivative instruments. Derivative instruments are contracts between two or more parties that have a notional amount and underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract.

The primary derivatives that we use are interest rate swaps, caps, floors and futures, foreign exchange contracts, energy derivatives, credit derivatives and equity derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. Interest rate risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in interest rates. Credit risk is defined as the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.
Derivative assets and liabilities are recorded at fair value on the balance sheet, after taking into account the effects of master netting agreements. These master netting agreements allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related cash collateral, where applicable. As a result, we could have derivative contracts with negative fair values included in derivative assets on the balance sheet and contracts with positive fair values included in derivative liabilities.
At September 30, 2009, after taking into account the effects of bilateral collateral and master netting agreements, we had $270 million of derivative assets and $100 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements, and a reserve for potential future losses, we had derivative assets of $1.0 billion and derivative liabilities of $1.1 billion that were not designated as hedging instruments.
Interest Rate Risk Management
Fluctuations in net interest income and the economic value of equity may result from changes in interest rates, and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. To minimize the volatility of net interest income and the economic value of equity, we manage exposure to interest rate risk in accordance with policy limits established by the Risk Management Committee of the Board of Directors. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. These instruments are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.
We have designated certain “receive fixed/pay variable” interest rate swaps as fair value hedges, primarily to modify our exposure to interest rate risk. These contracts convert certain fixed-rate long-term debt into variable-rate obligations. As a result, we receive fixed-rate interest payments in exchange for making variable-rate payments over the lives of the contracts without exchanging the underlying notional amounts.
Additionally, we have designated certain “receive fixed/pay variable” interest rate swaps as cash flow hedges. These contracts effectively convert certain floating-rate loans into fixed-rate loans to reduce the potential adverse impact from interest rate decreases on future interest income. These contracts allow us to receive fixed-rate interest payments in exchange for making variable-rate payments over the lives of the contracts without exchanging the underlying notional amounts. Similarly, we have designated certain “pay fixed/receive variable” interest rate swaps as cash flow hedges to convert certain floating-rate debt into fixed-rate debt.
We also use interest rate swaps to hedge the floating-rate debt that funds fixed-rate leases entered into by our Equipment Finance line of business. These swaps are designated as cash flow hedges to mitigate the interest rate mismatch between the fixed-rate lease cash flows and the floating-rate payments on the debt.
We have used “pay fixed/receive variable” interest rate swaps as cash flow hedges to manage the interest rate risk associated with anticipated sales of certain commercial real estate loans. These swaps protected against a possible short-term decline in the value of the loans that could result from changes in interest rates between the time they were originated and the time they were sold. During the first quarter of 2009, these hedges were terminated. Therefore, we did not have any of these hedges outstanding at September 30, 2009.

Foreign Currency Exchange Risk Management
The derivatives used for managing foreign currency exchange risk are cross currency swaps. We have several outstanding issues of medium-term notes that are denominated in a foreign currency. The notes are subject to translation risk, which represents the possibility that changes in the fair value of the foreign-denominated debt will occur based on movement of the underlying foreign currency spot rate. It is our practice to hedge against potential fair value changes caused by changes in foreign currency exchange rates and interest rates. The hedge converts the notes to a variable-rate functional currency-denominated debt, which is designated as a fair value hedge of foreign currency exchange risk.
Credit Risk Management
Like other financial services institutions, we originate loans and extend credit, both of which expose us to credit risk. We actively manage our overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives. This process entails the use of credit derivatives — primarily credit default swaps — to mitigate our credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party, and to manage portfolio concentration and correlation risks. Occasionally, we also provide credit protection to other lenders through the sale of credit default swaps. In most instances, this objective is accomplished through the use of an investment-grade diversified dealer-traded basket of credit default swaps. These transactions may generate fee income, and diversify and reduce overall portfolio credit risk volatility. Although we use these instruments for risk management purposes, they are not treated as hedging instruments as defined by the applicable accounting guidance for derivatives and hedging.
Trading Portfolio
Our trading portfolio consists of the following instruments:
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
We do not apply hedge accounting to any of these contracts.
Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross basis as of September 30, 2009, and June 30, 2009, and the volume of our derivative transaction activity during the third quarter of 2009. The volume of activity is represented by the change in the notional amounts of our gross derivatives by type from June 30, 2009, to September 30, 2009. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are recorded in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table.

	September 30, 2009			June 30, 2009
		Fair Value			Fair Value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
in millions	Amount	Assets	Liabilities	Amount	Assets	Liabilities

Derivatives designated as hedging instruments:
Interest rate	$20,443	$600	$8	$23,234	$561	$14
Foreign exchange	2,664	87	233	2,550	68	324

Total	23,107	687	241	25,784	629	338
Derivatives not designated as hedging instruments:
Interest rate	70,985	1,749	1,635	78,047	1,664	1,523
Foreign exchange	6,241	229	201	7,317	222	193
Energy and commodity	2,175	445	471	2,155	533	562
Credit	4,847	62	54	7,012	94	99

Total	84,248	2,485	2,361	94,531	2,513	2,377

Netting adjustments (a)	N/A	(1,887)	(1,417)	N/A	(1,960)	(2,187)

Total derivatives	$107,355	$1,285	$1,185	$120,315	$1,182	$528

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral.
Fair value hedges. These hedging instruments are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of a hedging instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recognized in “other income” on the income statement with no corresponding offset. During the nine-month period ended September 30, 2009, we did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness. While some ineffectiveness is present in our hedging relationships, all of our fair value hedges remained “highly effective” during the first nine months of 2009.
The following table summarizes the pre-tax net gains (losses) on our fair value hedges during the nine-month period ended September 30, 2009, and where they are recorded on the income statement.

		Net Gains			Net Gains
Nine months ended September 30, 2009	Income Statement Location	(Losses)		Income Statement Location	(Losses)
in millions	of Net Gains (Losses) on Derivative	on Derivative	Hedged Item	of Net Gains (Losses) on Hedged Item	on Hedged Item

Interest rate	Other income	$(392)	Long-term debt	Other income	$390	(a)
Interest rate	Interest expense – Long-term debt	170
Foreign exchange	Other income	176	Long-term debt	Other income	(183	) (a)
Foreign exchange	Interest expense – Long-term debt	15	Long-term debt	Interest expense – Long-term debt	(39	) (b)

Total		$(31)			$168

(a)	Net gains on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net losses on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.
Cash flow hedges. These hedging instruments are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. The amounts are reclassified into earnings in the same period in which the hedged transaction impacts earnings, such as when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans or sell commercial real estate loans. The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the nine-month period ended September 30, 2009, we did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness. While some ineffectiveness is present in our hedging relationships, all of our cash flow hedges remained “highly effective” during the first nine months of 2009.
The following table summarizes the pre-tax net gains (losses) on our cash flow hedges during the nine-month period ended September 30, 2009, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period and the portion of net gains (losses) recorded directly into income, representing the amount of hedge ineffectiveness.

			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
Nine months ended September 30, 2009	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$167	Interest income – Loans	$340	Other income	$(1)
Interest rate	16	Interest expense – Long-term debt	(14)	Other income	1
Interest rate	4	Net gains (losses) from loan securitizations and sales	5	Other income	—

Total	$187		$331		—

The after-tax change in AOCI resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2009	of Gains to	September 30,
in millions	2008	Hedging Activity	Net Income	2009

Accumulated other comprehensive income resulting from cash flow hedges	$238	$117	$(207)	$148

Given the interest rates, yield curves and notional amounts as of September 30, 2009, we would expect to reclassify an estimated $43 million of net losses on derivative instruments from AOCI to earnings during the next twelve months. The maximum length of time over which forecasted transactions are hedged is nineteen years.
Nonhedging instruments. Our derivatives that are not used in hedging relationships are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.
The following table summarizes the pre-tax net gains (losses) on our derivative instruments that are not used in hedging relationships for the nine-month period ended September 30, 2009, and where they are recorded on the income statement.

Nine months ended September 30, 2009	Net Gains
in millions	(Losses)	(a)

Interest rate	$18
Foreign exchange	38
Energy and commodity	5
Credit	(33)
Equity (b)	—

Total	$28

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.

(b)	We enter into equity contracts to accommodate the needs of clients and offset these positions with third parties. We did not enter into any new equity contracts during the nine months ended September 30, 2009.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements using standard forms published by the ISDA. These agreements provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor credit risk exposure to the counterparty on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally

\

hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $485 million at September 30, 2009, $974 million at December 31, 2008, and $281 million at September 30, 2008. The cash collateral netted against derivative liabilities totaled $14 million at September 30, 2009, $586 million at December 31, 2008, and $348 million at September 30, 2008.
At September 30, 2009, the largest gross exposure to an individual counterparty was $296 million, which was secured with $29 million in collateral. Additionally, we had a derivative liability of $366 million with this counterparty, whereby we pledged $99 million in collateral. After taking into account the effects of a master netting agreement and collateral, we did not have any remaining exposure to this counterparty.
The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of master netting agreements and other means used to mitigate risk.

	September 30,	December 31,	September 30,
in millions	2009	2008	2008

Interest rate	$1,445	$2,333	$794
Foreign exchange	193	279	260
Energy and commodity	110	214	139
Credit	22	42	36
Equity	—	2	3

Derivative assets before cash collateral	1,770	2,870	1,232
Less: Related cash collateral	485	974	281

Total derivative assets	$1,285	$1,896	$951

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we manage counterparty credit exposure and credit risk in a different manner for each group.
We enter into transactions with broker-dealers and banks for purposes of A/LM, risk management and proprietary trading purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At September 30, 2009, after taking into account the effects of master netting agreements, we had gross exposure of $1.2 billion to broker-dealers and banks. We had net exposure of $281 million after the application of master netting agreements and cash collateral. Our net exposure to broker-dealers and banks at September 30, 2009, was reduced to $63 million by $218 million of additional collateral held in the form of securities.
Additionally, we enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by entering into offsetting positions with other banks. Due to the smaller size and magnitude of the individual contracts with clients, collateral is generally not exchanged on these derivative transactions. In order to address the risk of default associated with the uncollateralized contracts, we have established a reserve (included in “derivative assets”) in the amount of $64 million at September 30, 2009, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At September 30, 2009, after taking into account the effects of master netting agreements, we had gross exposure of $1.2 billion to these counterparties. We had net exposure of $1.0 billion on our derivatives with clients after the application of master netting agreements, cash collateral and the related reserve.
Credit Derivatives
We are both a buyer and seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives, mainly index credit default swaps, to diversify the concentration risk within our loan portfolio. In addition, we have entered into derivatives for proprietary trading purposes.

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of September 30, 2009, and December 31, 2008. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	September 30, 2009			December 31, 2008
in millions	Purchased	Sold	Net	Purchased	Sold	Net

Single name credit default swaps	$9	$(2)	$7	$155	$(104)	$51
Traded credit default swap indices	—	1	1	34	(47)	(13)
Other	—	(1)	(1)	—	(8)	(8)

Total credit derivatives	$9	$(2)	$7	$189	$(159)	$30

Single name credit default swaps are bilateral contracts between a buyer and seller, whereby protection against the credit risk of a reference entity is sold. The protected credit risk is related to adverse credit events, such as bankruptcy, failure to make payments, and acceleration or restructuring of obligations specified in the credit derivative contract using standard documentation terms governed by the ISDA. The credit default swap contract will reference a specific debt obligation of the reference entity. As the seller of a single name credit derivative, we would be required to pay the purchaser the difference between par value and the market price of the debt obligation (cash settlement) or receive the specified referenced asset in exchange for payment of the par value (physical settlement) if the underlying reference entity experiences a certain, predefined credit event. For a single name credit derivative, the notional amount represents the maximum amount that a seller could be required to pay under the credit derivative. In the event that physical settlement occurs and we receive our portion of the related debt obligation, we will join other creditors in the liquidation process, which may result in the recovery of a portion of the amount paid under the credit default swap contract. We also may purchase offsetting credit derivatives for the same reference entity from third parties that will permit us to recover the amount we pay should a credit event occur.
A traded credit default swap index represents a position on a basket or portfolio of reference entities. As a seller of protection on a credit default swap index, we would be required to pay the purchaser if one or more of the entities in the index had a credit event. For a credit default swap index, the notional amount represents the maximum amount that a seller could be required to pay under the credit derivative. Upon a credit event, the amount payable is based on the percentage of the notional amount allocated to the specific defaulting entity.
The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2009, and December 31, 2008. This table includes derivatives sold both to diversify our credit exposure and for proprietary trading purposes. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using the credit ratings matrix provided by Moody’s, specifically Moody’s “Idealized” Cumulative Default Rates, except as noted. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	September 30, 2009				December 31, 2008
		Average	Payment /			Average	Payment /
	Notional	Term	Performance		Notional	Term	Performance
dollars in millions	Amount	(Years)	Risk		Amount	(Years)	Risk

Single name credit default swaps	$1,251	2.56	5.05%		$1,476	2.44	4.75%
Traded credit default swap indices	926	3.00	6.97		1,759	1.51	4.67
Other	25	1.00	Low	(a)	59	1.50	Low	(a)

Total credit derivatives sold	$2,202	—	—		$3,294	—	—

(a)	The other credit derivatives are not referenced to an entity’s debt obligation. We determined the payment/performance risk based on the probability that we could be required to pay the maximum amount under the credit derivatives. We have determined that the payment/performance risk associated with the other credit derivatives is low (i.e., less than or equal to 30% probability of payment).

Credit Risk Contingent Features
We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is generally based on thresholds related to our long-term senior unsecured credit ratings with Moody’s and S&P. The collateral to be posted is also based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2009, KeyBank’s ratings with Moody’s and S&P were “A2” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. Upon a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of September 30, 2009, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $953 million, which includes $852 million in derivative assets and $1.8 billion in derivative liabilities. We had $888 million in cash and securities collateral posted to cover those positions as of September 30, 2009.
The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2009. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of September 30, 2009, and take into account all collateral already posted. At September 30, 2009, KeyCorp did not have any derivatives in a net liability position that contained credit risk contingent features.

September 30, 2009
in millions	Moody’s	S&P

KeyBank’s long-term senior unsecured credit ratings	A2	A-

One rating downgrade	$34	$32
Two rating downgrades	61	43
Three rating downgrades	72	44

If KeyBank’s ratings had been downgraded below investment-grade as of September 30, 2009, payments of up to $115 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. To be downgraded below investment-grade, KeyBank’s long-term senior unsecured credit rating would need to be downgraded five ratings by Moody’s and four ratings by S&P. At the time we filed this report on November 6, 2009, KeyCorp’s and KeyBank’s ratings remained unchanged from their ratings at September 30, 2009.
16. Fair Value Measurements
Fair Value Determination
As defined in the applicable accounting guidance for fair value measurements and disclosures, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants in our principal market. We have established and documented our process for determining the fair values of our assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using valuation models or third-party pricing services. Both of these approaches rely on market-based parameters when available, such as interest rate yield curves, option volatilities and credit spreads, or unobservable inputs. Unobservable inputs may be based on our judgment, assumptions and estimates related to credit quality, liquidity, interest rates and other relevant inputs.

Valuation adjustments, such as those pertaining to counterparty and our own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value. Credit valuation adjustments are made when market pricing is not indicative of the counterparty’s credit quality. Most classes of derivative contracts are valued using internally developed models based on market-standard derivative pricing conventions, which rely primarily on observable market inputs, such as interest rate yield curves and volatilities. Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. In determining the fair value of derivatives, we consider the impact of master netting and cash collateral exchange agreements and, when appropriate, establish a default reserve to reflect the credit quality of the counterparty.
Liquidity valuation adjustments are made when we are unable to observe recent market transactions for identical or similar instruments. We adjust the fair value to reflect the uncertainty in the pricing and trading of the instrument. Liquidity valuation adjustments are made based on the following factors:
♦	the amount of time since the last relevant valuation;

♦	whether there is an actual trade or relevant external quote available at the measurement date; and

♦	volatility associated with the primary pricing components.
We ensure that fair value measurements are accurate and appropriate through our various controls, including:
♦	an independent review and approval of valuation models;

♦	a detailed review of profit and loss conducted on a regular basis; and

♦	a validation of valuation model components against benchmark data and similar products, where possible.
We review any changes to valuation methodologies to ensure they are appropriate and justified, and refine valuation methodologies as more market-based data becomes available.
Fair Value Hierarchy
The applicable accounting guidance for fair value measurements and disclosures establishes a three-level valuation hierarchy for determining fair value that is based on the transparency of the inputs used in the valuation process. The inputs used in determining fair value in each of the three levels of the hierarchy, from highest ranking to lowest, are as follows:
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
Qualitative Disclosures of Valuation Techniques
Loans. Loans recorded as trading account assets are valued using an internal cash flow model because the market in which these assets typically trade is not active. The most significant inputs to our internal model are actual and projected financial results for the individual borrowers. Accordingly, these loans are classified as Level 3 assets.

Securities (trading and available for sale). Securities are classified as Level 1 when quoted market prices are available in an active market for those identical securities. Level 1 instruments include highly liquid government bonds, securities issued by the U.S. Treasury and exchange-traded equity securities. In the absence of availability of quoted prices for identical securities, we determine fair value using pricing models or quoted prices of similar securities. These instruments include municipal bonds and other bonds backed by the U.S. government, corporate bonds, certain mortgage backed securities, securities issued by the U.S. Treasury and certain agency and corporate collateralized mortgage obligations, and are classified as Level 2 assets. Inputs to the pricing models include actual trade data (i.e., spreads, credit ratings and interest rates) for comparable assets, spread tables, matrices, high-grade scales, option-adjusted spreads and standard inputs, such as yields, broker/dealer quotes, bids and offers. Where there is limited activity in the market for a particular instrument, we use internal models based on certain assumptions to determine fair value. Such instruments include certain commercial mortgage-backed securities and certain commercial paper, and are classified as Level 3 assets. Inputs for the Level 3 internal models include expected cash flows from the underlying loans, which take into account expected default and recovery percentages, market research, and discount rates commensurate with current market conditions.
Private equity and mezzanine investments. Valuations of private equity and mezzanine investments held primarily within our Real Estate Capital and Corporate Banking Services line of business are estimated based on the process described below since there is no market data available for these instruments. These investments are initially valued based upon the transaction price. The carrying amount is then adjusted based upon the estimated future cash flows associated with the investments. Inputs used in determining future cash flows include, but are not limited to, the cost of build-out, future selling prices, current market outlook and operating performance of the particular investment. Private equity and mezzanine investments are classified as Level 3 assets since our judgment impacts determination of fair value.
Principal investments. Principal investments consist of investments in equity and debt instruments made by Key Principal Partners, LLC, an affiliate of Key. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors) in predominantly privately held companies and funds. When quoted prices are available in an active market for the identical investment, they are used in the valuation process, and the related investments are classified as Level 1 assets. However, in most cases, quoted market prices are not available for the identical investment, and we must rely upon other sources and inputs, such as market multiples, historical and forecast earnings before interest, tax, depreciation and amortization, net debt levels, and investment risk ratings to perform the asset valuations. As of September 30, 2009, Key Principal Partners, LLC changed their methodology used to value indirect investments to incorporate new accounting guidance that allows certain entities to use statements from the investment manager to calculate net asset value per share. These investments are classified as Level 3 assets since our assumptions impact the overall determination of fair value.
Derivatives. Exchange-traded derivatives are valued using quoted prices and, therefore, are classified as Level 1 instruments. However, only a few types of derivatives are exchange-traded, so the majority of our derivative positions are valued using internally-developed models based on market convention that uses observable market inputs, such as interest rate curves, yield curves, the LIBOR discount rates and curves, index pricing curves, foreign currency curves and volatility curves. These derivative contracts are classified as Level 2 instruments and include interest rate swaps, certain options, cross currency swaps and credit default swaps. In addition, we have a few customized derivative instruments that are classified as Level 3 instruments. These derivative positions are valued using internally developed models. Inputs to the models consist of market-available data, such as bond spreads and asset values, as well as our assumptions, such as loss probabilities and proxy prices. Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. In order to reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment in the form of a reserve. The credit component is valued on a counterparty-by-counterparty basis, and considers master netting agreements and collateral.

Other assets and liabilities. The value of our repurchase and reverse repurchase agreements, trade date receivables and payables, and short positions is driven by the valuation of the underlying securities. The underlying securities may include equity securities, which are valued using quoted market prices in an active market for identical securities, resulting in a Level 1 classification. If quoted prices for identical securities are not available, fair value is determined by using pricing models or quoted prices of similar securities, resulting in a Level 2 classification. Inputs include spreads, credit ratings and interest rates for the interest rate-driven products. Inputs include actual trade data for comparable assets, and bids and offers for the credit-driven products. Credit-driven securities include corporate bonds and mortgage-backed securities, while interest rate-driven securities include government bonds, U.S. Treasury bonds and other products backed by the U.S. government.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. These assets and liabilities are measured at fair value on a regular basis. The following table presents our assets measured at fair value on a recurring basis at September 30, 2009.

September 30, 2009				Netting
in millions	Level 1	Level 2	Level 3	Adjustments (a)	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments	—	$348	—	—	$348
Trading account assets:
US Treasury, agencies and corporations	$9	—	—	—	9
Other mortgage-backed securities	—	—	$45	—	45
Other securities	73	753	498	—	1,324

Total trading account securities	82	753	543	—	1,378
Other trading account assets	—	—	28	—	28

Total trading account assets	82	753	571	—	1,406
Securities available for sale
US Treasury, agencies and corporations	—	8	—	—	8
States and political subdivisions	—	87	—	—	87
Collateralized mortgage obligations	—	13,681	—	—	13,681
Other mortgage-backed securities	—	1,525	—	—	1,525
Other securities	99	13	—	—	112

Total securities available for sale	99	15,314	—	—	15,413
Other investments	—	3	1,059	—	1,062
Derivative assets	165	2,929	78	$(1,887)	1,285
Accrued income and other assets	6	29	9	—	44

Total assets on a recurring basis at fair value	$352	$19,376	$1,717	$(1,887)	$19,558

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements	—	$386	—	—	$386
Bank notes and other short-term borrowings	$8	398	—	—	406
Derivative liabilities	141	2,460	$1	$(1,417)	1,185
Accrued expense and other liabilities	—	134	—	—	134

Total liabilities on a recurring basis at fair value	$149	$3,378	$1	$(1,417)	$2,111

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral.
Changes in Level 3 Fair Value Measurements
The following table shows the change in the fair values of our Level 3 financial instruments for the nine months ended September 30, 2009. An instrument is classified as Level 3 if unobservable inputs are significant relative to the overall fair value measurement of the instrument. In addition to unobservable inputs, Level 3 instruments also may have inputs that are observable within the market. We mitigate the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments through the use of securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets
	Other				Other						Accrued
	Mortgage-				Trading						Income
	Backed		Other		Account		Other		Derivative		and Other
in millions	Securities		Securities		Assets		Investments		Instruments	(a)	Assets

Balance at December 31, 2008	$67		$758		$31		$1,134		$15		—
Losses included in earnings	(22	) (b)	(1	) (b)	(1	) (b)	(125	) (c)	(12	) (b)	—
Purchases, sales, issuances and settlements	—		(259)		(2)		50		18		—
Net transfers into Level 3	—		—		—		—		56		$9

Balance at September 30, 2009	$45		$498		$28		$1,059		$77		$9

Unrealized losses included in earnings	$(22	) (b)	$(1	) (b)	$(1	) (b)	$(120	) (c)	$(1	) (b)	—

(a)	Amount represents Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Other investments consist of principal investments, and private equity and mezzanine investments. Realized and unrealized gains and losses on principal investments are reported in “net losses from principal investments” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting standards that require assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2009, that have been adjusted to fair value as a result of the process described above.

September 30, 2009 in millions	Level 1	Level 2	Level 3		Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	$9	$608		$617
Loans held for sale	—	—	90		90
Goodwill and other intangible assets	—	—	—		—
Accrued income and other assets	—	22	97		119

Total assets on a nonrecurring basis at fair value	—	$31	$795	(a)	$826	(a)

(a)	Excludes retained interests in securitizations in the amount of $18 million related to the discontinued operations of the education lending business.
We typically adjust the carrying amount of our impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral or the loan’s observable market price. Cash flow analysis considers internally-developed inputs, such as discount rates, default rates, costs of foreclosure and changes in real estate values. The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations and assessments provided by third party appraisers. Impaired loans with a specifically allocated allowance based on cash flow analysis or the underlying collateral are classified as Level 3 assets, while those with a specifically allocated allowance based on an observable market price that reflects recent sale transactions for similar loans and collateral are classified as Level 2. Current market conditions, including credit risk profiles and decreased real estate values, impacted the inputs used in our internal valuation analysis, resulting in write-downs of these assets.
Through a quarterly analysis of our commercial loan portfolios held for sale, we determined that certain adjustments were necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. After adjustments, these loans totaled $90 million at September 30, 2009. Current market conditions, including credit risk profiles, liquidity and decreased real estate values, impacted the inputs used in our internal models and other valuation methodologies, resulting in write-downs of these assets. The valuations of performing commercial mortgage and construction loans are conducted using internal models that rely on market data from sales or nonbinding bids of similar assets, including credit spreads, treasury rates, interest rate curves and risk profiles, as well as our own assumptions about the exit market for the loans and details about individual loans within the respective portfolios. Therefore, we have classified these loans as Level 3 assets. The inputs related to our assumptions and other internal loan data include changes in real estate values, costs of foreclosure, prepayment rates, default rates and discount rates. The fair value of these loans was measured using inputs such as letters of intent, where available, or third-party appraisals. The valuations of nonperforming commercial mortgage and construction loans are based on current agreements to sell the loans or approved discounted payoffs. If a negotiated value is not available, third party appraisals, adjusted for current market conditions, are used. As the valuations are based on unobservable data, these loans have been classified as Level 3 assets. The valuation of commercial leases is performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. These leases have been classified as Level 3 assets. The inputs related to our assumptions include changes in the value of leased items and internal credit ratings. In addition, commercial leases may be valued using nonbinding bids when they are available and current. The leases valued under this methodology are classified as Level 2 assets. Additionally, during the first nine months of 2009, we transferred $131 million of commercial loans from held for sale to the loan portfolio at their current fair value.
During the first quarter of 2009, a review of impairment indicators prompted us to review and evaluate the carrying amount of the goodwill and other intangible assets assigned to the Community Banking and National Banking reporting units. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (uses publicly traded company and recent transactions data), which are weighted equally. Inputs used include market-available data, such as industry, historical and expected growth rates and peer valuations, as well as internally-driven inputs, such as forecasted earnings and market participant insights. Since this valuation uses a significant number of unobservable inputs, we have classified these assets as Level 3. The first quarter 2009 review indicated that the estimated fair value of the Community Banking unit was greater than its carrying amount, while the estimated fair value of the National Banking unit was less than its carrying amount, reflecting continued weakness in the financial markets and requiring additional impairment testing. Based on the results of the additional impairment testing for the National Banking unit, we recorded an after-tax noncash accounting charge of $187 million, or $.38 per common share, during the first quarter of 2009. Consequently, we have now written off all of the goodwill that had been assigned to the National Banking unit.
Based on reviews of impairment indicators during both the second and third quarters of 2009, we determined that further reviews of goodwill and other intangible assets for our Community Banking unit were necessary. These further reviews indicated that the estimated fair value of the Community Banking unit was greater than its carrying amount at both September 30, 2009, and June 30, 2009; therefore, no further impairment testing was required. The goodwill assigned to the Community Banking unit is recorded at cost on the balance sheet and, therefore, not included in the preceding table.
During the second quarter of 2009, a review of other intangible assets in the National Banking unit did not identify any impairment of those assets. However, during the third quarter of 2009, a review of other intangible assets in the National Banking unit identified a $45 million intangible asset related to vendor relationships in the equipment leasing business that was impaired as a result of our actions taken during the third quarter to cease conducting business in both the commercial vehicle and office equipment leasing markets. Accordingly, during the third quarter, we recorded a $45 million charge to write-off this intangible asset. Our review of the remaining intangible assets in the National Banking unit did not identify any impairment of those assets during the third quarter of 2009.
OREO and other repossessed properties are valued based on inputs such as appraisals and third-party price opinions, less estimated selling costs. Therefore, we have classified these assets as Level 3. OREO and other repossessed properties are classified as Level 2 if we receive binding purchase agreements to sell these properties. Returned lease inventory is valued based on market data for similar assets and is classified as Level 2. Assets that are acquired through, or in lieu of, loan foreclosures are recorded as held for sale initially at the lower of the loan balance or fair value upon the date of foreclosure. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, as a result of current market conditions, to a new cost basis. These adjusted assets totaled $105 million at September 30, 2009.

The retained interests in securitizations related to the discontinued operations of the education lending business are valued using a discounted cash flow analysis with internally-developed inputs such as discount rates, prepayment rates and default rates. Therefore, we have classified these assets as Level 3. Current market conditions, including lower prepayments, interest rates and expected recovery rates, have impacted our modeling assumptions and consequently resulted in write-downs of these assets.
Fair Value Disclosures of Financial Instruments
Effective June 30, 2009, we adopted the applicable accounting guidance for financial instruments related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments in interim financial statements of publicly traded companies. The carrying amount and fair value of our financial instruments at September 30, 2009, and December 31, 2008, are shown in the following table.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
in millions	Amount	Value	Amount	Value

ASSETS
Cash and short-term investments (a)	$3,711	$3,711	$6,466	$6,466
Trading account assets (b)	1,406	1,406	1,280	1,280
Securities available for sale (b)	15,173	15,413	8,055	8,246
Held-to-maturity securities (c)	24	24	25	25
Other investments (d)	1,448	1,448	1,526	1,526
Loans, net of allowance (e)	59,708	52,523	71,206	63,081
Loans held for sale (e)	703	703	626	626
Mortgage servicing assets (f)	226	353	242	406
Derivative assets (g)	1,285	1,285	1,896	1,896

LIABILITIES
Deposits with no stated maturity (a)	$40,049	$40,049	$37,255	$37,255
Time deposits (f)	27,210	28,178	27,872	28,528
Short-term borrowings (a)	2,135	2,135	10,034	10,034
Long-term debt (f)	12,865	12,050	14,995	12,859
Derivative liabilities (g)	1,185	1,185	1,032	1,032

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of trading securities and securities available for sale are determined based on quoted prices when available in an active market. If quoted prices are not available, we determine fair value using pricing models, quoted prices of similar securities or discounted cash flows. Where there is limited activity in the market for a particular instrument, we must make assumptions to determine fair value.

(c)	Fair values of held-to-maturity securities are determined through the use of models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review the valuations derived from the models for reasonableness to ensure they are consistent with the values placed on similar securities traded in the secondary markets.

(d)	Fair values of most instruments categorized as other investments are determined by considering the issuer’s recent financial performance and future potential, the values of companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry and other relevant factors.

(e)	The fair value of the loans is based on the present value of the expected cash flows from the loans. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount was applied to certain loans using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value. In some cases, as with loans held for sale, fair values are determined based on nonbinding quotes, when available. Excluded from the table above are loans, net of allowance and loans held for sale related to the discontinued operations of the education lending business. At September 30, 2009, and December 31, 2008, these loans, net of allowance had carrying amounts of $3.4 billion ($2.2 billion fair value) and $3.5 billion ($2.8 billion fair value), respectively. At September 30, 2009, and December 31, 2008, these loans held for sale had carrying amounts of $341 million ($341 million fair value) and $401 million ($401 million fair value), respectively.

(f)	Fair values of servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(g)	Information pertaining to our methodology for measuring the fair values of derivative assets and liabilities is included in Note 15 (“Derivatives and Hedging Activities”), which begins on page 40.

Residential real estate mortgage loans with carrying amounts of $1.8 billion at September 30, 2009, and $1.9 billion at December 31, 2008, are included in the amount shown for “Loans, net of allowance.”
For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.
We use valuation methods based on exit market prices in accordance with the applicable accounting guidance for fair value measurements and disclosures. In certain instances, we determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. If we were to use different assumptions, the fair values shown in the preceding table could change significantly. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of September 30, 2009 and 2008, and the related condensed consolidated statements of income, changes in equity and cash flows for the three- and nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of Key’s management.
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
November 6, 2009

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2009 and 2008. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 54. A description of our business is included under the heading “Description of Business” on page 16 of KeyCorp’s 2008 Annual Report to Shareholders.
Terminology
Throughout this discussion, references to “Key,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. KeyCorp refers solely to the parent holding company and KeyBank refers to KeyCorp’s subsidiary bank, KeyBank National Association.
Additionally, our discussion contains industry-specific terms, as well as other acronyms and abbreviations. We want to explain some of these items at the outset so you can better understand the discussion that follows.
♦	In September 2009 and April 2009, we made decisions to discontinue the education lending business and wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base, respectively. As a result of these decisions, we have accounted for these businesses as discontinued operations. We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business and Austin.

♦	We engage in capital markets activities primarily through business conducted by our National Banking group. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As a result of the SCAP, the banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not included in any capital regulations, analysts and banking regulators have assessed capital adequacy using the Tier 1 common equity measure. You will find a more detailed explanation of total capital, Tier 1 capital and Tier 1 common equity and how they are calculated in the section entitled “Capital,” which begins on page 93.
A comprehensive list of acronyms and abbreviations used throughout this Form 10-Q is included in Note 1 (“Basis of Presentation”), which begins on page 7.
Forward-looking statements
This report and other reports filed by KeyCorp under the Securities Exchange Act of 1934, as amended, or registration statements filed by KeyCorp under the Securities Act of 1933, as amended, contain statements that are considered “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our long-term goals, financial condition, results of operations, earnings, levels of net loan charge-offs and nonperforming assets, interest rate exposure and profitability. These statements usually can be identified by the use of forward-looking language such as “goal,” “ objective,” “plan,” “will likely result,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “believes,” “estimates” or other similar words, expressions or conditional verbs such as “will,” “would,” “could” and “should.”

Forward-looking statements express our current expectations, forecasts of future events or long-term goals and, by their nature, are subject to assumptions, risks and uncertainties. Although we believe that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including the following factors:
♦	Recent indications of an improving economy may prove to be incorrect.

♦	Should the economy deteriorate from its present state or languish for a prolonged period, businesses and industries in regions in which we have significant investments or assets could be materially impacted, adversely affecting credit quality trends and our ability to generate loans.

♦	The EESA, the American Recovery and Reinvestment Act of 2009, the FSP, which was announced on February 10, 2009, by the Secretary of the U.S. Treasury in coordination with other financial institution regulators, and other initiatives undertaken by the U.S. government may not have the intended effect on the financial markets; the current extreme volatility and limited credit availability may persist. If these actions fail to help stabilize the financial markets and the current financial market and economic conditions continue or deteriorate further, our business, financial condition, results of operations, access to credit and the market price of our common shares could all suffer a material decline.

♦	As a financial services company, we are disproportionately affected by certain economic indicators such as unemployment and real estate asset prices.

♦	Should the fundamentals of the commercial real estate market continue to deteriorate, our financial condition could be adversely affected.

♦	Asset price deterioration has had (and may continue to have) a negative effect on the valuation of many of the asset categories represented on our balance sheet.

♦	Although we have fulfilled the requirement to generate $1.8 billion of additional Tier 1 common equity pursuant to the United States government’s SCAP, a component of the U.S. Treasury’s CAP, there can be no assurance that our regulators, including the U.S. Treasury and the Federal Reserve, will not require us to generate additional capital, including Tier 1 common equity, in the future. Future capital raising and augmentation efforts may be dilutive to our common shareholders and reduce the market price of our common shares.

♦	The credit ratings of KeyCorp and KeyBank are essential to maintaining liquidity. Further downgrades from the major credit ratings agencies could mean that our debt ratings fall below investment-grade, which, in turn, could have an adverse effect on access to liquidity sources, cost of funds, access to investors, and collateral or funding requirements.

♦	Unprecedented volatility in the stock markets, public debt markets and other capital markets, including continued disruption in the fixed income markets, has affected and could continue to affect our ability to raise capital or other funding for liquidity and business purposes, as well as revenue from client-based underwriting, investment banking and other capital markets-driven businesses.

♦	Interest rates could change more quickly or more significantly than we expect, which may have an adverse effect on our financial results.

♦	Trade, monetary and fiscal policies of various governmental bodies may affect the economic environment in which we operate, as well as our financial condition and results of operations.

♦	Changes in foreign exchange rates, equity markets, and the financial soundness of bond insurers, sureties and even other unrelated financial companies have the potential to affect current market values of financial instruments which, in turn, could have a material adverse effect on us.

♦	The terms of the CPP, pursuant to which KeyCorp issued Series B Preferred Stock and a warrant to purchase KeyCorp common shares to the U.S. Treasury, may limit our ability to return capital to shareholders and could be dilutive to our common shares. If we are unable to redeem such Series B Preferred Stock within five years, the dividend rate will increase substantially. In addition, redemption of the warrant could prove to be difficult or costly.

♦	Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.

♦	The problems in the housing markets, including issues related to FNMA and FHLMC, and related conditions in the financial markets, or other issues, such as the price volatility of oil or other commodities, could cause general economic conditions to deteriorate further. In addition, these problems may inflict further damage on the local economies or industries in which we have significant operations or assets, and, among other things, may materially impact credit quality in existing portfolios and/or our ability to generate loans in the future.

♦	Increases in interest rates or further weakening economic conditions could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans. Additionally, our allowance for loan losses may be insufficient if the estimates and judgments we used to establish the allowance prove to be inaccurate.

♦	We may face increased competitive pressure due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies.

♦	We may become subject to new or heightened legal standards and regulatory requirements, practices or expectations, which may impede our profitability or affect our financial condition, including new regulations and programs imposed in connection with the TARP provisions of the EESA, such as the FSP and the CPP, being implemented and administered by the U.S. Treasury in coordination with other federal regulatory agencies, further laws enacted by the U.S. Congress in an effort to strengthen the fundamentals of the economy, or other regulations promulgated by federal regulators to mitigate the systemic risk presented by the current financial crisis, such as the FDIC’s TLGP.

♦	It could take us longer than anticipated to implement strategic initiatives, including those designed to grow revenue or manage expenses; we may be unable to implement certain initiatives; or the initiatives we employ may be unsuccessful.

♦	Increases in FDIC premiums and fees, as well as proposed prepayments of FDIC premiums imposed on us due to the FDIC’s restoration plan for the DIF established on October 7, 2008, as amended, and continued difficulties experienced by financial institutions, as well as debt-guarantee fees imposed on KeyBank and KeyCorp may have an adverse effect on our results of operations.

♦	Acquisitions and dispositions of assets, business units or affiliates could adversely affect us in ways that we have not anticipated.

♦	We are subject to voluminous and complex rules, regulations and guidelines imposed by a number of government authorities; regulatory requirements appear to be expanding in the current environment. Implementing and monitoring compliance with these requirements is a significant task, and failure to effectively do so may result in penalties or related costs that could have an adverse effect on our results of operations.

♦	We may have difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position.

♦	We may experience operational or risk management failures due to technological or other factors.

♦	Changes in accounting principles or in tax laws, rules and regulations could have an adverse effect on our financial results or capital.

♦	We may become subject to new legal obligations or liabilities, or the unfavorable resolution of pending litigation may have an adverse effect on our financial results or capital.

♦	Terrorist activities or military actions could disrupt the economy and the general business climate, which may have an adverse effect on our financial results or condition and that of our borrowers.

♦	We have leasing offices and clients throughout the world. Economic and political uncertainties resulting from terrorist attacks, military actions or other events that affect countries in which we operate may have an adverse effect on those leasing clients and their ability to make timely payments.
Forward-looking statements are not historical facts but instead represent only our current expectations and forecasts regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect our business, the financial services industry and financial markets. Though we strive to monitor and mitigate risk, we cannot anticipate all potential economic, operational and financial developments that may have an adverse impact on our operations and financial results. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to revise any forward-looking statement to reflect subsequent events.
Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in KeyCorp’s SEC filings, including this and KeyCorp’s other reports on Forms 8-K, 10-K and 10-Q and KeyCorp’s registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov.
Long-term goals
Our long-term financial goal is to achieve a return on average common equity at or above the respective median of our peer group. The strategy for achieving this goal is described under the heading “Corporate strategy” on page 18 of KeyCorp’s 2008 Annual Report to Shareholders.
Economic overview
During the third quarter of 2009, the United States economy stabilized. Consumers were constrained by further job losses in the third quarter, although the pace of job losses slowed as the quarter progressed. During the current quarter, 768,000 Americans lost their jobs, compared to 1.3 million in the second quarter of 2009. The unemployment rate reached 9.8%, its highest level in 26 years. The average unemployment rate rose to 9.6%, exceeding the average rate of 9.3% for the second quarter of 2009 and substantially higher than the average rate of 5.8% for all of 2008. Since the recession began in December 2007, the United States economy has lost 7.2 million jobs.
Even in the face of continued job losses, consumers began to show more confidence as spending improved modestly. Spending rose at an average monthly rate of .4% for the quarter, compared to an average monthly increase of .1% in the second quarter of 2009 and an average monthly decline of .1% for all of 2008. The continuation of price discounts offered by retailers increased the demand for products and services. Consumer prices in September 2009 fell 1.3% from September 2008, compared to an annual increase of 4.9% in September 2008, compared to September 2007. The government’s Car Allowance Rebate System, known as “Cash for Clunkers,” resulted in an increase in retail sales of approximately 4% during August. While businesses continued to reduce headcount and fixed investment, they were also successful in reducing inventory levels to better align with sales, thereby creating the potential for future increases in orders. Gross domestic product in the third and fourth quarters of 2009 is expected to benefit from a build up in inventories.
Housing continued to drag on consumer wealth, confidence and spending levels; however, real estate prices continued to show some signs of stabilization during the third quarter. Historically low mortgage rates, the availability of a first-time home buyer tax credit and perceived values by buyers spurred activity in the housing market. Foreclosures increased by 29% in September 2009 from one year ago, which compares favorably to the 34% annual increase reported in June 2009. Existing home sales increased by 14% and new home sales increased 1%, on a linked-quarter basis. Median prices in September 2009 for new and existing homes declined on a year-over-year and linked-quarter basis. The median price of existing homes fell by 3.9% and the median price of new homes fell by 4.6% from June 2009. Home building activity in September 2009 declined by 28% from the same month in 2008, but was flat compared to the second quarter.

The Federal Reserve held the federal funds target rate near zero during the third quarter of 2009 as the downside risks to the economy remained elevated. In general, other market interest rates increased early in the quarter before ending the quarter below their starting points. Much of the rise in interest rates was due to increased near-term economic optimism and heightened fears of future inflation, both sentiments that gradually faded. The benchmark two-year Treasury yield began the quarter at 1.11% and increased to 1.30% before settling at .96% on September 30, 2009. The ten-year Treasury yield, which began the quarter at 3.54%, reached 3.85% before closing the quarter at 3.31%. As credit concerns continued to ease, short-term interbank lending rates decreased by 31 basis points, and credit spreads for banks and financial firms continued to narrow dramatically during the quarter.
As the quarter ended, various Federal Reserve reports stated that although the recession appears to be over, growth will be sluggish into 2010 and interest rates will remain low for an extended period of time. The Federal Reserve announced that it will begin to unwind some of the current liquidity programs.
FDIC Developments
With liquidity concerns of financial institutions stabilizing, in October 2009, the FDIC adopted a final rule for concluding the debt guarantee component of the TLGP. Under the final rule, qualifying financial institutions were permitted to issue FDIC-guaranteed debt until October 31, 2009, with the FDIC’s guarantee expiring no later than December 31, 2012. However, the FDIC has establish a limited emergency guarantee facility that permits insured depository institutions and certain other participating entities that have issued FDIC-guaranteed debt under the TLGP by September 9, 2009, to apply to the FDIC to issue FDIC-guaranteed debt for an additional six months (i.e., the FDIC will guarantee senior unsecured debt issued on or before April, 30, 2010). We have no plans to issue any additional debt under the TLGP.
On September 1, 2009, a final rule published in the Federal Register announced the FDIC’s extension of the transaction account guarantee component of the TLGP for a period of six months until June 30, 2010, for those institutions currently participating in this program. Institutions that elect to participate in the extension will experience an increase in their quarterly annualized fee from 10 basis points to between 15 and 25 basis points based on their risk rating. On November 2, 2009, KeyBank chose to continue its participation in the program.
Further information on the TLGP-related developments is included in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 98.
Also, in September 2009, the FDIC proposed an amended DIF restoration plan that would require depository institutions, such as KeyBank, to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the third and fourth quarters of 2009 and for all of 2010, 2011 and 2012. For further information on the proposed amendment to the restoration plan, see the section entitled “Deposits and other sources of funds,” which begins on page 92.
Demographics
The extent to which our business has been affected by continued volatility and weakness in the housing market is directly related to the state of the economy in the regions in which our two major business groups, Community Banking and National Banking, operate.
The Community Banking group serves consumers and small to mid-sized businesses by offering a variety of deposit, investment, lending and wealth management products and services. These products and services are provided through a 14-state branch network organized into three internally defined geographic regions: Rocky Mountains and Northwest, Great Lakes, and Northeast. The National Banking group includes those corporate and consumer business units that operate nationally, within and beyond our 14-state branch network, as well as internationally. The specific products and services offered by the Community and National Banking groups are described in Note 4 (“Line of Business Results”), which begins on page 16.

Figure 1 shows the geographic diversity of our Community Banking group’s average core deposits, commercial loans and home equity loans.
Figure 1. Community Banking Geographic Diversity

	Geographic Region
	Rocky
Three months ended September 30, 2009	Mountains and
dollars in millions	Northwest	Great Lakes	Northeast	Nonregion (a)	Total

Average core deposits	$13,907	$14,494	$13,571	$1,621	$43,593
Percent of total	31.9%	33.3%	31.1%	3.7%	100.0%

Average commercial loans	$6,129	$3,928	$3,096	$1,274	$14,427
Percent of total	42.5%	27.2%	21.5%	8.8%	100.0%

Average home equity loans	$4,493	$2,910	$2,638	$147	$10,188
Percent of total	44.1%	28.6%	25.9%	1.4%	100.0%

(a)	Represents core deposit, commercial loan and home equity loan products centrally managed outside of our three Community Banking regions.
Figure 18 on page 85 shows the diversity of our commercial real estate lending business based on industry type and location. The homebuilder loan portfolio within the National Banking group has been adversely affected by the downturn in the U.S. housing market. Deteriorating market conditions in the residential properties segment of the commercial real estate construction portfolio, principally in Florida and southern California, have caused a significant increase in the levels of our nonperforming loans and net charge-offs since mid-2007. We have taken aggressive steps to reduce exposure in this segment of the loan portfolio. As previously reported, during the fourth quarter of 2007, we announced our decision to cease conducting business with nonrelationship homebuilders outside of the 14-state Community Banking footprint. During the second quarter of 2008, we initiated a process to further reduce exposure through the sale of certain loans. As a result of these actions, we have reduced the outstanding balances in the residential properties segment of the commercial real estate loan portfolio by $2.0 billion, or 56%, since December 31, 2007. Additional information about the loan sales is included in the “Credit risk management” section, which begins on page 108.
Results for the National Banking group have also been affected adversely by increasing credit costs and volatility in the capital markets, leading to declines in the market values of assets under management and the market values at which we record certain assets (primarily commercial real estate loans and securities held for sale or trading).
Additionally, during the first quarter of 2009 we determined that the estimated fair value of the National Banking reporting unit was less than the carrying amount, reflecting the impact of continued weakness in the financial markets. As a result, we recorded an after-tax noncash accounting charge of $187 million, of which $23 million relates to the discontinued operations of Austin. As a result of this charge and a similar after-tax charge of $420 million recorded during the fourth quarter of 2008, we have now written off all of the goodwill that had been assigned to our National Banking reporting unit.
Critical accounting policies and estimates
Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical; not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”), which begins on page 77 of KeyCorp’s 2008 Annual Report to Shareholders, should be reviewed for a greater understanding of how our financial performance is recorded and reported.
In our opinion, some accounting policies are more likely than others to have a significant effect on our financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance, or require us to exercise judgment and to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate.

We rely heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears on pages 20 through 23 of KeyCorp’s 2008 Annual Report to Shareholders. Information about our review of goodwill and other intangible assets for impairment is included in Note 1 (“Basis of Presentation”) under the heading “Goodwill and Other Intangible Assets” on page 8.
Effective January 1, 2008, we adopted the applicable accounting guidance for fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using internally developed models, which are based on our judgment, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant inputs. Our adoption of this accounting guidance and the process used to determine fair values are more fully described in Note 1 under the heading “Fair Value Measurements” on page 82 of KeyCorp’s 2008 Annual Report to Shareholders and in Note 20 (“Fair Value Measurements”), which begins on page 118 of that report.
At September 30, 2009, $19.6 billion, or 20%, of our total assets were measured at fair value on a recurring basis. Approximately 92% of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At September 30, 2009, $2.1 billion, or 2%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.
At September 30, 2009, $826 million, or 1%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 4% of these assets were classified as Level 1 or Level 2. At September 30, 2009, there were no liabilities measured at fair value on a nonrecurring basis.
During the first nine months of 2009, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.
Highlights of Our Performance
Financial performance
For the third quarter of 2009, the net loss from continuing operations attributable to Key common shareholders was $422 million, or $.50 per common share. These results compare to a net loss from continuing operations attributable to Key common shareholders of $9 million, or $.02 per common share, for the third quarter of 2008.
The loss for the current quarter is largely the result of an increase in the provision for loan losses, write-downs of certain real estate related investments, higher costs associated with OREO, and the write-off of certain intangible assets. During the third quarter, we continued to increase our loan loss reserves by recording a $733 million provision for loan losses, which exceeded net charge-offs by $146 million. As of the end of the current quarter, our allowance for loan losses was $2.5 billion, or 4.00% of total loans, up from $1.4 billion, or 1.90%, one year ago.
For the first nine months of 2009, the net loss from continuing operations attributable to Key common shareholders was $1.323 billion, or $2.07 per common share, compared to a net loss from continuing operations of $813 million, or $1.87 per common share, for the same period last year. Per share results for the first nine months of 2009 are after preferred stock dividends of $253 million, or $.40 per common share.
While our results continue to be impacted by the difficult operating environment, we believe the aggressive actions we have taken to address credit quality, strengthen capital and liquidity, and reshape our business mix position us to meet the challenges posed by the current environment and to emerge as a more competitive company when the economy rebounds. Further, we are encouraged by the continuation of deposit growth and the improvement in our net interest margin.

During the third quarter, we exchanged common shares for retail capital securities, raising $505 million of additional Tier 1 common equity. This completed a series of successful capital raises and exchanges that generated approximately $2.4 billion of new Tier I common equity to bolster our overall capital. At September 30, 2009, KeyCorp’s estimated Tier 1 risk-based capital and Tier 1 common equity ratios were 12.61% and 7.64%, respectively. Further information regarding the actions we have taken to generate additional capital is included in the “Capital” section under the heading “Financial Stability Plan” on page 99.
Our average deposits grew by $3.6 billion, or 6%, compared to the year-ago quarter, and we originated approximately $8.5 billion in new or renewed loans and commitments to consumers and businesses during the quarter, and $24.5 billion during the first nine months of the year. As part of a multi-year investment in our 14-state branch network, we have opened 32 new branches (including relocations) in 8 markets in 2009, and expect to open an additional 6 branches by the end of the year. Also, we will have completed renovations on approximately 160 branches over the past two years by the end of 2009.
Further, we are continuing to strengthen our business mix and to concentrate on the areas in which we believe we can be the most competitive. Early in October, we announced our decision to exit the government-guaranteed education lending business, following earlier actions taken to cease private student lending. Additionally, within the equipment leasing business, we have decided to cease lending in both the commercial vehicle and office leasing markets. These actions exemplify our disciplined focus on our core relationship businesses.
As a result of our decision to exit the government-guaranteed education lending business, we have applied discontinued operations accounting to the education lending business for all periods presented in this report. In addition, during the third quarter of 2009, we recorded a $45 million charge to write-off intangible assets, other than goodwill, associated with the actions taken to cease conducting business in certain equipment leasing markets.
Figure 2 shows our continuing and discontinued operating results for comparative quarters and for the nine-month periods ended September 30, 2009 and 2008.
Figure 2. Results of Operations

	Three months ended			Nine months ended
in millions, except per share amounts	9-30-09	6-30-09	9-30-08	9-30-09	9-30-08

SUMMARY OF OPERATIONS
Income (loss) from continuing operations attributable to Key	$(381)	$(230)	$3	$(1,070)	$(801)
Income (loss) from discontinued operations, net of taxes (a)	(16)	4	(39)	(41)	(143)

Net loss attributable to Key	$(397)	$(226)	$(36)	$(1,111)	$(944)

Income (loss) from continuing operations attributable to Key	$(381)	$(230)	$3	$(1,070)	$(801)
Less: Dividends on Series A Preferred Stock	7	15	12	34	12
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	114	—	114	—
Cash dividends on Series B Preferred Stock	31	31	—	94	—
Amortization of discount on Series B Preferred Stock	3	4	—	11	—

Loss from continuing operations attributable to Key common shareholders	(422)	(394)	(9)	(1,323)	(813)
Income (loss) from discontinued operations, net of taxes (a)	(16)	4	(39)	(41)	(143)

Net loss attributable to Key common shareholders	$(438)	$(390)	$(48)	$(1,364)	$(956)

PER COMMON SHARE — ASSUMING DILUTION
Loss from continuing operations attributable to Key common shareholders	$(.50)	$(.68)	$(.02)	$(2.07)	$(1.87)
Income (loss) from discontinued operations, net of taxes (a)	(.02)	.01	(.08)	(.06)	(.33)

Net loss attributable to Key common shareholders (b)	$(.52)	$(.68)	$(.10)	$(2.14)	$(2.19)

(a)	In September 2009, we made the decision to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we made the decision to wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of these decisions, we have accounted for these businesses as discontinued operations. Included in the loss from discontinued operations for the nine-month period ended September 30, 2009, is a $23 million after tax, or $.05 per common share, charge for intangible assets impairment related to Austin recorded during the first quarter.

(b)	Earning per share may not foot due to rounding.

Shown in Figure 3 are significant items that affect the comparability of our financial performance for the quarterly and year-to-date periods ended September 30, 2009 and 2008. Events leading to the recognition of these items, as well as other factors that contributed to the changes in our revenue and expense components, are reviewed in detail throughout the remainder of the Management’s Discussion & Analysis section.
Figure 3. Significant Items Affecting the Comparability of Earnings

	Three months ended			Three months ended					Nine months ended				Nine months ended
	September 30, 2009			September 30, 2008					September 30, 2009				September 30, 2008
	Pre-tax	After-tax	Impact	Pre-tax		After-tax		Impact	Pre-tax	After-tax	Impact		Pre-tax		After-tax		Impact
in millions, except per share amounts	Amount	Amount	on EPS	Amount		Amount		on EPS	Amount	Amount	on EPS		Amount		Amount		on EPS

Provision for loan losses in excess of net charge-offs	$(146)	$(91)	$(.11)	$(103)		$(64)		$(.13)	$(854)	$(534)	$(.84)		$(164)		$(103)		$(.24)
Noncash charge for intangible assets impairment	(45)	(28)	(.03)	(4)		(3)		(.01)	(241)	(151)	(.24)		(4)		(3)		(.01)
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	—	—	—		—		—	—	—	(.18	) (a)	—		—		—
Realized and unrealized losses on loan and securities portfolios held for sale or trading	(59)	(37)	(.04)	(88	) (b)	(56	) (b)	(.11)	(82)	(51)	(.08)		(142	) (b)	(89	) (b)	(.20)
Net losses from principal investing	(6)	(4)	—	(14)		(9)		(.02)	(84)	(53)	(.08)		(17)		(11)		(.03)
(Provision) credit for losses on lending-related commitments	(29)	(18)	(.02)	(8)		(5)		(.01)	(40)	(25)	(.04)		21		13		.03
FDIC special assessment	—	—	—	—		—		—	(44)	(27)	(.04)		—		—		—
Severance and other exit costs	(6)	(4)	—	(19)		(14)		(.03)	(28)	(18)	(.03)		(33)		(22)		(.05)
Net gains from repositioning of securities portfolio	—	—	—	—		—		—	125	78	.12		—		—		—
Gain from sale/redemption of Visa Inc. shares	—	—	—	—		—		—	105	65	.10		165		103		.24
Gain (loss) related to exchange of common shares for capital securities	(17)	(11)	(.01)	—		—		—	78	49	.08		—		—		—
Gain from sale of Key’s claim associated with the Lehman Brothers’ bankruptcy	—	—	—	—		—		—	32	20	.03		—		—		—
Charges related to leveraged lease tax litigation	—	—	—	—		(30)		(.06)	—	—	—		(362)		(1,079)		(2.48)
Honsador litigation reserve	—	—	—	23		14		.03	—	—	—		23		14		.03

(a)	The deemed dividend related to the exchange of common shares for Series A Preferred Stock is subtracted from earnings to derive the numerator used in the calculation of per share results; it is not recorded as a reduction to equity.

(b)	Includes $54 million ($33 million after tax) of derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers, and $31 million ($19 million after tax) of realized and unrealized losses from the residential properties segment of the construction loan portfolio.
Our financial performance for each of the past five quarters and for the nine-month periods ended September 30, 2009 and 2008, is summarized in Figure 4.

Figure 4. Selected Financial Data

								Nine months ended
	2009				2008			September 30,
dollars in millions, except per share amounts	Third		Second	First	Fourth	Third		2009		2008

FOR THE PERIOD
Interest income	$940		$945	$977	$1,094	$1,167		$2,862		$3,259
Interest expense	348		376	388	477	489		1,112		1,560
Net interest income	592		569	589	617	678		1,750		1,699	(a)
Provision for loan losses	733		823	847	551	336		2,403		986
Noninterest income	382		706	478	383	390		1,566		1,464
Noninterest expense	901		855	927	1,264	740		2,683		2,212
Loss from continuing operations before income taxes	(660)		(403)	(707)	(815)	(8)		(1,770)		(35)
Income (loss) from continuing operations attributable to Key	(381)		(230)	(459)	(494)	3		(1,070)		(801)
Income (loss) from discontinued operations, net of taxes (b)	(16)		4	(29)	(30)	(39)		(41)		(143)
Net loss attributable to Key	(397	) (a)	(226)	(488)	(524)	(36	) (a)	(1,111	) (a)	(944	) (a)

Loss from continuing operations attributable to Key common shareholders	(422)		(394)	(507)	(524)	(9)		(1,323)		(813)
Income (loss) from discontinued operations, net of taxes (b)	(16)		4	(29)	(30)	(39)		(41)		(143)
Net loss attributable to Key common shareholders	(438	) (a)	(390)	(536)	(554)	(48	) (a)	(1,364	) (a)	(956	) (a)

PER COMMON SHARE
Loss from continuing operations attributable to Key common shareholders	$(.50)		$(.68)	$(1.03)	$(1.07)	$(.02)		$(2.07)		$(1.87)
Income (loss) from discontinued operations, net of taxes (b)	(.02)		.01	(.06)	(.06)	(.08)		(.06)		(.33)
Net loss attributable to Key common shareholders	(.52)		(.68)	(1.09)	(1.13)	(.10)		(2.14)		(2.19)

Loss from continuing operations attributable to Key common shareholders — assuming dilution	(.50)		(.68)	(1.03)	(1.07)	(.02)		(2.07)		(1.87)
Income (loss) from discontinued operations, net of taxes — assuming dilution (b)	(.02)		.01	(.06)	(.06)	(.08)		(.06)		(.33)
Net loss attributable to Key common shareholders — assuming dilution	(.52	) (a)	(.68)	(1.09)	(1.13)	(.10	) (a)	(2.14	) (a)	(2.19	) (a)

Cash dividends paid	.01		.01	.0625	.0625	.1875		.0825		.9375
Book value at period end	9.39		10.21	13.82	14.97	16.16		9.39		16.16
Tangible book value at period end	8.29		8.92	11.76	12.41	12.66		8.29		12.66
Market price:
High	7.07		9.82	9.35	15.20	15.25		9.82		27.23
Low	4.40		4.40	4.83	4.99	7.93		4.40		7.93
Close	6.50		5.24	7.87	8.52	11.94		6.50		11.94
Weighted-average common shares outstanding (000)	839,906		576,883	492,813	492,311	491,179		637,805		435,846
Weighted-average common shares and potential common shares outstanding (000)	839,906		576,883	492,813	492,311	491,179		637,805		435,846

AT PERIOD END
Loans	$62,193		$67,167	$70,003	$72,835	$72,994		$62,193		$72,994
Earning assets	84,173		85,649	84,722	89,759	86,128		84,173		86,128
Total assets	96,989		97,792	97,834	104,531	101,290		96,989		101,290
Deposits	67,259		67,780	65,877	65,127	64,567		67,259		64,567
Long-term debt	12,865		13,462	14,978	14,995	15,597		12,865		15,597
Key common shareholders’ equity	8,253		8,138	6,892	7,408	7,993		8,253		7,993
Key shareholders’ equity	10,970		10,851	9,968	10,480	8,651		10,970		8,651

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	(1.62)%		(.96)%	(1.87)%	(1.90)%	.01%		(1.49)%		(1.08)%
Return on average common equity	(20.30)		(15.52)	(28.26)	(26.15)	(.44)		(21.31)		(13.03)
Net interest margin (taxable equivalent)	2.80		2.70	2.79	2.79	3.17		2.77		1.92	(a)

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	(1.62	)% (a)	(.90)%	(1.91)%	(1.93)%	(.14	)% (a)	(1.48	)% (a)	(1.22	)% (a)
Return on average common equity	(21.07	) (a)	(15.32)	(29.87)	(27.65)	(2.36	) (a)	(22.03	) (a)	(15.32	) (a)
Net interest margin (taxable equivalent)	2.79		2.67	2.77	2.76	3.13		2.74		1.95

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.31%		11.10%	10.19%	10.03%	8.54%		11.31%		8.54%
Tangible Key shareholders’ equity to tangible assets	10.41		10.16	9.23	8.92	6.95		10.41		6.95
Tangible common equity to tangible assets	7.58		7.35	6.06	5.95	6.29		7.58		6.29
Tier 1 common equity	7.64		7.36	5.62	5.62	5.58		7.64		5.58
Tier 1 risk-based capital	12.61		12.57	11.22	10.92	8.55		12.61		8.55
Total risk-based capital	16.65		16.67	15.18	14.82	12.40		16.65		12.40
Leverage	12.07		12.26	11.19	11.05	9.28		12.07		9.28

TRUST AND BROKERAGE ASSETS
Assets under management	$66,145		$63,382	$60,164	$64,717	$76,676		$66,145		$76,676
Nonmanaged and brokerage assets	25,883		23,261	21,786	22,728	27,187		25,883		27,187

OTHER DATA
Average full-time-equivalent employees	16,436		16,937	17,468	17,697	18,098		16,943		18,229
Branches	1,003		993	989	986	986		1,003		986

(a)	See Figure 5 on pages 67 and 68, which presents certain earnings data and performance ratios, excluding charges related to goodwill and other intangible assets impairment, and the tax treatment of certain leveraged lease financing transactions disallowed by the IRS. Figure 5 reconciles certain GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(b)	In September 2009, we made the decision to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we made the decision to wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of these decisions, we have accounted for these businesses as discontinued operations.

Figure 5 presents certain earnings data and performance ratios, excluding charges related to intangible assets impairment and the tax treatment of certain leveraged lease financing transactions disallowed by the IRS. We believe that eliminating the effects of significant items that are generally nonrecurring facilitates the analysis of results by presenting them on a more comparable basis.
During the third quarter of 2009, we recorded an after-tax charge of $28 million, or $.03 per common share, to write-off intangible assets, other than goodwill, associated with actions taken to cease conducting business in certain equipment leasing markets. In the first quarter of 2009, we recorded an after-tax charge of $164 million, or $.33 per common share, for the impairment of goodwill and other intangible assets related to the National Banking reporting unit. We have now written off all of the goodwill that had been assigned to our National Banking reporting unit.
As a result of an adverse federal court decision regarding our tax treatment of a leveraged sale-leaseback transaction, we recorded after-tax charges of $30 million, or $.06 per common share, during the third quarter of 2008, and $1.011 billion, or $2.43 per common share, during the second quarter of 2008. In the first quarter of 2008, we increased the tax reserves for certain LILO transactions and recalculated our lease income in accordance with prescribed accounting standards, resulting in after-tax charges of $38 million, or $.10 per diluted common share.
The figure also shows the computations of certain financial measures related to “tangible common equity” and “Tier 1 common equity.” The tangible common equity ratio has become a focus of some investors and we believe that this ratio may assist investors in analyzing our capital position absent the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the SCAP, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 capital, known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 capital less preferred stock, qualifying capital securities and minority interests in subsidiaries) generally should be the dominant element in Tier 1 capital, such a focus is consistent with existing capital adequacy guidelines and does not imply a new or ongoing capital standard. Because Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Since analysts and banking regulators may assess our capital adequacy using tangible common equity and Tier 1 common equity, we believe it is useful to provide investors the ability to assess our capital adequacy on these same bases. The figure also reconciles the GAAP performance measures to the corresponding non-GAAP measures. Additional detail regarding our regulatory capital position at September 30, 2009, December 31, 2008, and September 30, 2008, is presented in Figure 26 on page 97.
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, we have procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components and to ensure that our performance is properly reflected to facilitate period-to-period comparisons. Although these non-GAAP financial measures are frequently used by investors in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 5. GAAP to Non-GAAP Reconciliations

	Three months ended			Nine months ended
dollars in millions, except per share amounts	9-30-09	6-30-09	9-30-08	9-30-09	9-30-08

NET INCOME (LOSS)
Net loss attributable to Key (GAAP)	$(397)	$(226)	$(36)	$(1,111)	$(944)
Charges related to intangible assets impairment, after tax	28	—	4	192	4
Charges related to leveraged lease tax litigation, after tax	—	—	30	—	1,079

Net income (loss) attributable to Key, excluding charges related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	$(369)	$(226)	$(2)	$(919)	$139

Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	$114	—	$114	—
Other preferred dividends and amortization of discount on preferred stock	$41	50	$12	139	$12

Net loss attributable to Key common shareholders (GAAP)	$(438)	$(390)	$(48)	$(1,364)	$(956)
Net income (loss) attributable to Key common shareholders, excluding charges related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	(410)	(390)	(14)	(1,172)	127

PER COMMON SHARE
Net loss attributable to Key common shareholders — assuming dilution (GAAP)	$(.52)	$(.68)	$(.10)	$(2.14)	$(2.19)
Net income (loss) attributable to Key common shareholders, excluding charges related to intangible assets impairment and leveraged lease tax litigation — assuming dilution (non-GAAP)	(.49)	(.68)	(.03)	(1.84)	.28

PERFORMANCE RATIOS FROM CONSOLIDATED OPERATIONS
Return on average total assets: (a)
Average total assets	$97,221	$100,858	$103,156	$100,607	$103,267
Return on average total assets (GAAP)	(1.62)%	(.90)%	(.14)%	(1.48)%	(1.22)%
Return on average total assets, excluding charges related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	(1.51)	(.90)	(.01)	(1.22)	.18

Return on average common equity: (a)
Average common equity	$8,249	$7,227	$8,077	$7,587	$8,336
Return on average common equity (GAAP)	(21.07)%	(15.32)%	(2.36)%	(22.03)%	(15.32)%
Return on average common equity, excluding charges related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	(19.72)	(15.32)	(.69)	(18.64)	2.04

NET INTEREST INCOME AND MARGIN
Net interest income:
Net interest income (GAAP)	$592	$569	$678	$1,750	$1,699
Charges related to leveraged lease tax litigation, pre-tax	—	—	—	—	362

Net interest income, excluding charges related to leveraged lease tax litigation (non-GAAP)	$592	$569	$678	$1,750	$2,061

Net interest income/margin (TE):
Net interest income (TE) (as reported)	$599	$575	$684	$1,769	$1,238
Charges related to leveraged lease tax litigation, pre-tax (TE)	—	—	—	—	872

Net interest income, excluding charges related to leveraged lease tax litigation (TE) (adjusted basis)	$599	$575	$684	$1,769	$2,110

Net interest margin (TE) (as reported) (a)	2.80%	2.70%	3.17%	2.77%	1.92%
Impact of charges related to leveraged lease tax litigation, pre-tax (TE) (a)	—	—	—	—	1.30

Net interest margin, excluding charges related to leveraged lease tax litigation (TE) (adjusted basis) (a)	2.80%	2.70%	3.17%	2.77%	3.22%

Figure 5. GAAP to Non-GAAP Reconciliations (Continued)

	Three months ended
dollars in millions, except per share amounts	9-30-09	6-30-09	9-30-08

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS AT PERIOD END
Key shareholders’ equity (GAAP)	$10,970	$10,851	$8,651
Less: Intangible assets	972	1,023	1,730
Preferred Stock, Series B	2,426	2,422	—
Preferred Stock, Series A	291	291	658

Tangible common equity (non-GAAP)	$7,281	$7,115	$6,263

Total assets (GAAP)	$96,989	$97,792	$101,290
Less: Intangible assets	972	1,023	1,730

Tangible assets (non-GAAP)	$96,017	$96,769	$99,560

Tangible common equity to tangible assets ratio (non-GAAP)	7.58%	7.35%	6.29%

TIER 1 COMMON EQUITY AT PERIOD END
Key shareholders’ equity (GAAP)	$10,970	$10,851	$8,651
Qualifying capital securities	1,790	2,290	2,582
Less: Goodwill	917	917	1,595 (d)
Accumulated other comprehensive income (loss) (b)	11	(20)	107
Other assets (c)	406	172	212

Total Tier 1 capital (regulatory)	11,426	12,072	9,319
Less: Qualifying capital securities	1,790	2,290	2,582
Preferred Stock, Series B	2,426	2,422	—
Preferred Stock, Series A	291	291	658

Total Tier 1 common equity (non-GAAP)	$6,919	$7,069	$6,079

Net risk-weighted assets (regulatory) (c)	$90,587	$96,006	$109,017

Tier 1 common equity ratio (non-GAAP)	7.64%	7.36%	5.58%

(a)	Income statement amount has been annualized in calculation of percentage.

(b)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(c)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed deferred tax assets of $285 million at September 30, 2009, disallowed intangible assets (excluding goodwill), and deductible portions of nonfinancial equity investments.

(d)	Includes $18 million of goodwill classified as “discontinued assets” on the balance sheet.

Strategic developments
We initiated the following actions during 2008 and 2009 to support our corporate strategy described under the heading “Corporate Strategy” on page 18 of KeyCorp’s 2008 Annual Report to Shareholders.
♦	During the third quarter of 2009, we decided to exit the government-guaranteed education lending business, following earlier actions taken in the third quarter of 2008 to cease private student lending. As a result of this decision, we have accounted for the education lending business as a discontinued operation. Additionally, within the equipment leasing business, we ceased conducting business in both the commercial vehicle and office equipment leasing markets.

♦	During the second quarter of 2009, we made the decision to wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of this decision, we have accounted for this business as a discontinued operation.

♦	During the fourth quarter of 2008, we initiated a process known as “Keyvolution,” a corporate-wide initiative designed to build a consistently superior experience for clients, simplify processes, improve speed to market and enhance our ability to seize growth and profit opportunities. Through this initiative, we expect to achieve annualized cost savings of $300 million to $375 million by 2012.

♦	During the third quarter of 2008, we decided to exit retail and floor-plan lending for marine and recreational vehicle products. We also determined that we will cease lending to homebuilders within our 14-state Community Banking footprint. This determination came after we began to reduce our business with nonrelationship homebuilders outside that footprint in December 2007.

♦	On January 1, 2008, we acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. The acquisition doubles our branch presence in the attractive Lower Hudson Valley area.

Line of Business Results
This section summarizes the financial performance and related strategic developments of our two major business groups, Community Banking and National Banking. To better understand this discussion, see Note 4 (“Line of Business Results”), which begins on page 16. Note 4 describes the products and services offered by each of these business groups, provides more detailed financial information pertaining to the groups and their respective lines of business, and explains “Other Segments” and “Reconciling Items.”
Figure 6 summarizes the contribution made by each major business group to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and nine-month periods ended September 30, 2009 and 2008.
Figure 6. Major Business Groups — Taxable-Equivalent Revenue from Continuing
Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Community Banking	$618	$651	$(33)	(5.1)%	$1,811	$1,934	$(123)	(6.4)%
National Banking (a)	461	460	1	.2	1,476	714	762	106.7
Other Segments (b)	(56)	(9)	(47)	(522.2)	49	(14)	63	N/M

Total Segments	1,023	1,102	(79)	(7.2)	3,336	2,634	702	26.7
Reconciling Items (c)	(42)	(28)	(14)	(50.0)	(1)	68	(69)	N/M

Total	$981	$1,074	$(93)	(8.7)%	$3,335	$2,702	$633	23.4%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Community Banking	$(7)	$98	$(105)	N/M	$(24)	$320	$(344)	N/M
National Banking (a)	(352)	(90)	(262)	(291.1)%	(1,186)	(682)	(504)	(73.9)%
Other Segments (b)	(28)	8	(36)	N/M	46	15	31	206.7

Total Segments	(387)	16	(403)	N/M	(1,164)	(347)	(817)	(235.4)
Reconciling Items (c)	6	(13)	19	N/M	94	(454)	548	N/M

Total	$(381)	$3	$(384)	N/M	$(1,070)	$(801)	$(269)	(33.6)%

(a)	National Banking’s results for the third quarter of 2009 include a $45 million ($28 million after tax) write-off of intangible assets, other than goodwill, resulting from actions taken to cease conducting business in certain equipment leasing markets. For the first quarter of 2009, National Banking’s results include a noncash charge for goodwill and other intangible assets impairment of $196 million ($164 million after tax). National Banking’s results for the third quarter of 2008 include $54 million ($33 million after tax) of derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers, and $31 million ($19 million after tax) of realized and unrealized losses from the residential properties segment of the construction loan portfolio. During the second quarter of 2008, National Banking’s taxable-equivalent net interest income and net results were reduced by $838 million and $536 million, respectively, as a result of its involvement with certain leveraged lease financing transactions which were challenged by the IRS. National Banking’s taxable-equivalent net interest income and net results were reduced by $34 million and $21 million, respectively, during the first quarter of 2008 as a result of its involvement with these leveraged lease financing transactions.

(b)	Other Segments’ results for the third quarter of 2009 include a $17 million ($11 million after tax) loss related to the exchange of common shares for capital securities. For the second quarter of 2009, Other Segments’ results include net gains of $125 million ($78 million after tax) recorded in connection with the repositioning of the securities portfolio and a $95 million ($59 million after tax) gain related to the exchange of common shares for capital securities. During the third quarter of 2008, Other Segments’ results include a $23 million ($14 million after tax) credit, representing the reversal of the remaining reserve associated with the previously disclosed Honsador litigation, which was settled in September 2008.

(c)	Reconciling Items for the second quarter of 2009 include a $32 million ($20 million after tax) gain from the sale of our claim associated with the Lehman Brothers’ bankruptcy. For the first quarter of 2009, Reconciling Items include a $105 million ($65 million after tax) gain from the sale of our remaining equity interest in Visa Inc. Reconciling Items for the third and second quarters of 2008 include charges of $30 million and $475 million, respectively, to income taxes for the interest cost associated with the previously disclosed leveraged lease tax litigation. For the first quarter of 2008, Reconciling Items include a $165 million ($103 million after tax) gain from the partial redemption of our equity interest in Visa Inc. and a $17 million charge to income taxes for the interest cost associated with the increase to our tax reserves for certain leveraged lease transactions.

Community Banking summary of operations
As shown in Figure 7, Community Banking recorded a net loss attributable to Key of $7 million for the third quarter of 2009, compared to net income attributable to Key of $98 million for the year-ago quarter. Increases in the provision for loan losses and noninterest expense, coupled with decreases in net interest income and noninterest income, caused the decline.
Taxable-equivalent net interest income declined by $19 million, or 4%, from the third quarter of 2008, due primarily to a decrease in average earning assets. Average deposits increased by $2.6 billion, or 5%, reflecting strong growth in noninterest-bearing deposits. The composition and value of deposits have been impacted by the declining interest rate environment and a shift from money market deposit accounts into higher-costing, longer-term certificates of deposit, reflecting consumer preferences.
Noninterest income decreased by $14 million, or 7%, from the year-ago quarter, due largely to a decline in service charges on deposit accounts resulting from changing client behavior. Also contributing to lower noninterest income was a reduction in investment banking and capital markets income, due primarily to a decline in derivatives trading volume and an increase in the reserve for losses related to customer derivatives. These reductions were partially offset by higher mortgage loan sale gains.
The provision for loan losses rose by $87 million compared to the third quarter of 2008, reflecting a $24 million increase in net loan charge-offs, primarily from the home equity and consumer installment loan portfolios. Community Banking’s provision for loan losses for the third quarter of 2009 exceeded its net loan charge-offs by $49 million, as we continued to increase reserves in light of the challenging credit conditions brought on by a weak economy.
Noninterest expense grew by $48 million, or 11%, from the year-ago quarter, due largely to a higher FDIC deposit insurance assessment, and increases in both internally allocated overhead and marketing expense. The adverse effect of these factors was offset in part by lower personnel expense, reflecting a reduction in salaries expense caused by a decrease in the number of average full-time equivalent employees, and lower incentive compensation accruals.
Figure 7. Community Banking

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$419	$438	$(19)	(4.3)%	$1,228	$1,293	$(65)	(5.0)%
Noninterest income	199	213	(14)	(6.6)	583	641	(58)	(9.0)

Total revenue (TE)	618	651	(33)	(5.1)	1,811	1,934	(123)	(6.4)
Provision for loan losses	143	56	87	155.4	411	118	293	248.3
Noninterest expense	486	438	48	11.0	1,438	1,305	133	10.2

Income (loss) before income taxes (TE)	(11)	157	(168)	N/M	(38)	511	(549)	N/M
Allocated income taxes and TE adjustments	(4)	59	(63)	N/M	(14)	191	(205)	N/M

Net income (loss) attributable to Key	$(7)	$98	$(105)	N/M	$(24)	$320	$(344)	N/M

AVERAGE BALANCES
Loans and leases	$27,410	$28,874	$(1,464)	(5.1)%	$28,190	$28,478	$(288)	(1.0)%
Total assets	30,304	31,896	(1,592)	(5.0)	31,119	31,442	(323)	(1.0)
Deposits	52,954	50,378	2,576	5.1	52,406	50,034	2,372	4.7

Assets under management at period end	$17,090	$18,278	$(1,188)	(6.5)%	$17,090	$18,278	$(1,188)	(6.5)%

ADDITIONAL COMMUNITY BANKING DATA

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$17,375	$19,507	$(2,132)	(10.9)%	$17,368	$19,675	$(2,307)	(11.7)%
Savings deposits	1,776	1,752	24	1.4	1,761	1,770	(9)	(.5)
Certificates of deposits ($100,000 or more)	8,884	6,875	2,009	29.2	8,784	6,663	2,121	31.8
Other time deposits	14,705	13,103	1,602	12.2	14,775	12,869	1,906	14.8
Deposits in foreign office	477	1,193	(716)	(60.0)	579	1,254	(675)	(53.8)
Noninterest-bearing deposits	9,737	7,948	1,789	22.5	9,139	7,803	1,336	17.1

Total deposits	$52,954	$50,378	$2,576	5.1%	$52,406	$50,034	$2,372	4.7%

HOME EQUITY LOANS
Average balance	$10,188	$9,887
Weighted-average loan-to-value ratio (at date of origination)	70%	70%
Percent first lien positions	53	54

OTHER DATA
Branches	1,003	986
Automated teller machines	1,492	1,479

National Banking summary of continuing operations
As shown in Figure 8, National Banking recorded a loss from continuing operations attributable to Key of $352 million for the third quarter of 2009, compared to $90 million for the same period one year ago. A substantially higher provision for loan losses, lower net interest income and an increase in noninterest expense were offset in part by an increase in noninterest income.
Taxable-equivalent net interest income decreased by $41 million, or 13%, from the third quarter of 2008, due primarily to a decrease in average earning assets and a higher level of nonperforming loans, offset in part by more favorable deposit spreads and an increase in average deposits. Average earning assets decreased by $7.9 billion, or 17%, from the year-ago quarter, reflecting reductions in the commercial and held-for-sale loan portfolios. Average deposits rose by $1.1 billion, or 9%, as growth in NOW accounts and noninterest-bearing deposits more than offset a decline in money market deposit accounts.
Noninterest income rose by $42 million, or 28%, from the third quarter of 2008. Both the third quarter of 2009 and 2008 were impacted by market-related conditions. In the third quarter of 2009, National Banking recorded a $26 million loss resulting from changes in the fair values of certain investments made by the Funds Management unit within the Real Estate Capital and Corporate Banking Services line of business, a $20 million loss resulting from changes in the fair values of certain commercial mortgage-backed securities held in the trading portfolio, and an $8 million charge resulting from an increase in the reserve for losses related to customer derivatives. Noninterest income for the third quarter of 2008 includes $54 million of derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers, and $31 million of realized and unrealized losses from the residential properties segment of the construction loan portfolio. The improvement in noninterest income compared to the third quarter of 2008 also reflects a $16 million increase in net gains on sales of leased equipment.
The provision for loan losses rose by $314 million from the year-ago quarter. National Banking’s provision for loan losses for the third quarter of 2009 exceeded its net loan charge-offs by $100 million as we continued to increase reserves in a weak economy.
Noninterest expense grew by $112 million, or 35%, from the third quarter of 2008, reflecting higher expenses associated with the write-down or sale of OREO, and the $45 million write-off of intangible assets, other than goodwill, recorded during the current quarter as a result of actions taken to cease conducting business in certain equipment leasing markets. Also contributing to the growth in noninterest expense were increases in the provision for losses on lending-related commitments and a variety of other miscellaneous expense components. The adverse effect of these factors was offset in part by lower personnel expense, reflecting a reduction in salaries expense caused by a decrease in the number of average full-time equivalent employees, and a decline in severance costs.

Earlier this month, we announced our decision to discontinue the education lending business and to focus on the growing demand from schools for integrated, simplified billing, payment and cash management solutions. The Consumer Finance line of business will continue to service existing loans in this portfolio and to originate education loans through December 4, 2009. In April 2009, we made the strategic decision to curtail the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of these decisions, we have applied discontinued operations accounting to these businesses.
Figure 8. National Banking

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$267	$308	$(41)	(13.3)%	$788	$127 (a)	$661	520.5%
Noninterest income	194	152 (a)	42	27.6	688	587	101	17.2

Total revenue (TE)	461	460	1	.2	1,476	714	762	106.7
Provision for loan losses	593	279	314	112.5	1,990	873	1,117	127.9
Noninterest expense	434 (a)	322	112	34.8	1,274 (a)	929	345	37.1

Loss from continuing operations before income taxes (TE)	(566)	(141)	(425)	(301.4)	(1,788)	(1,088)	(700)	(64.3)
Allocated income taxes and TE adjustments	(213)	(51)	(162)	(317.6)	(597)	(406)	(191)	(47.0)

Loss from continuing operations	(353)	(90)	(263)	(292.2)	(1,191)	(682)	(509)	(74.6)
Loss from discontinued operations, net of taxes	(16)	(39)	23	59.0	(41)	(143)	102	71.3

Net loss	(369)	(129)	(240)	(186.0)	(1,232)	(825)	(407)	(49.3)
Less: Net loss attributable to noncontrolling interests	(1)	—	(1)	N/M	(5)	—	(5)	N/M

Net loss attributable to Key	$(368)	$(129)	$(239)	(185.3)%	$(1,227)	$(825)	$(402)	(48.7)%

Loss from continuing operations attributable to Key	$(352)	$(90)	$(262)	(291.1)%	$(1,186)	$(682)	$(504)	(73.9)%

AVERAGE BALANCES
Loans and leases	$37,229	$43,419	$(6,190)	(14.3)%	$39,973	$43,819	$(3,846)	(8.8)%
Loans held for sale	469	1,495	(1,026)	(68.6)	500	1,414	(914)	(64.6)
Total assets	42,479	52,037	(9,558)	(18.4)	46,460	52,073	(5,613)	(10.8)
Deposits	13,435	12,304	1,131	9.2	12,891	12,049	842	7.0

Assets under management at period end	$49,055	$58,398	$(9,343)	(16.0)%	$49,055	$58,398	$(9,343)	(16.0)%

(a)	National Banking’s results for the third quarter of 2009 include a $45 million ($28 million after tax) write-off of intangible assets, other than goodwill, resulting from actions taken to cease conducting business in certain equipment leasing markets. For the first quarter of 2009, National Banking’s results include a noncash charge for goodwill and other intangible assets impairment of $196 million ($164 million after tax). National Banking’s results for the third quarter of 2008 include $54 million ($33 million after tax) of derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers, and $31 million ($19 million after tax) of realized and unrealized losses from the residential properties segment of the construction loan portfolio. During the second quarter of 2008, National Banking’s taxable-equivalent net interest income and net results were reduced by $838 million and $536 million, respectively, as a result of its involvement with certain leveraged lease financing transactions which were challenged by the IRS. National Banking’s taxable-equivalent net interest income and net results were reduced by $34 million and $21 million, respectively, during the first quarter of 2008 as a result of its involvement with these leveraged lease financing transactions.
Other Segments
Other Segments consist of Corporate Treasury and our Principal Investing unit. These segments generated a net loss attributable to Key of $28 million for the third quarter of 2009, compared to net income attributable to Key of $8 million for the same period last year. These results reflect a $17 million loss related to the exchange of common shares for capital securities during the current quarter. Additionally, we incurred $11 million of expense in the third quarter of 2009, compared to income of $8 million in the year-ago quarter as a result of the volatility associated with hedge accounting applied to debt instruments.

Results of Operations
Net interest income
One of our principal sources of revenue is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:
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
Figure 9, which spans pages 76 and 77, shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets.
Taxable-equivalent net interest income was $599 million for the third quarter of 2009, and the net interest margin was 2.80%. These results compare to taxable-equivalent net interest income of $684 million and a net interest margin of 3.17% for the third quarter of 2008. During the past twelve months, the net interest margin has remained under pressure as the decrease in the federal funds target rate has resulted in a larger decrease in the interest rates on earning assets than that experienced for interest-bearing liabilities. Competition for deposits and a shift in deposit mix to higher costing, longer-term certificates of deposit have also contributed to the lower net interest margin. During the same period, earning asset yields have been compressed as a result of the higher levels of nonperforming loans. Additionally, during the third quarter of 2009, we terminated certain leveraged lease financing arrangements, which reduced net interest income by $14 million and lowered the net interest margin by approximately 7 basis points.
Compared to the second quarter of 2009, taxable-equivalent net interest income increased by $24 million, and the net interest margin rose by 10 basis points. The improvement reflects the impact of repricing maturing certificates of deposit at lower market rates, new or renewed loans with more favorable interest rate spreads, and increasing the securities available-for-sale portfolio using excess cash flows from loan repayments and deposit flows. The net interest margin for the second quarter was also affected by the termination of certain leveraged lease financing arrangements, which reduced net interest income by $16 million and lowered the net interest margin by approximately 7 basis points.

Since January 1, 2008, the growth and composition of our loan portfolios have been affected by the following actions:
♦	In late September 2009, we transferred $193 million of loans ($248 million, net of $55 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in conjunction with additional actions taken to reduce our exposure in the commercial real estate and institutional portfolios through the sale of selected assets. Most of these loans were contracted for sale by the end of October.

♦	We sold $877 million of commercial real estate loans during the first nine months of 2009 and $2.2 billion during all of 2008. Since some of these loans have been sold with limited recourse (i.e., there is a risk that we will be held accountable for certain events or representations made in the sales agreements), we established and have maintained a loss reserve in an amount that we believe is appropriate. More information about the related recourse agreement is provided in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA” on page 38. In late March 2009, we transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines for the classification of loans that have reached a completed status. In June 2008, we transferred $384 million of commercial real estate loans ($719 million, net of $335 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status as part of a process undertaken to aggressively reduce our exposure in the residential properties segment of the construction loan portfolio through the sale of certain loans. Additional information about the status of this process is included in the section entitled “Loans and loans held for sale” under the heading “Commercial real estate loans” on page 85.

♦	In late September 2009, we made the decision to exit the government-guaranteed education lending business, following earlier actions taken in the third quarter of 2008 to cease private student lending. As a result of this decision, we have applied discontinued operations accounting to the education lending business for all periods presented in this report. We sold $474 million of education loans (included in “discontinued assets” on the balance sheet) during the first nine months of 2009 and $121 million during all of 2008.

♦	We sold $1.3 billion of other loans (including $1.2 billion of residential mortgage loans) during the first nine months of 2009 and $932 million during all of 2008.

♦	During the first quarter of 2008, we increased our loan portfolio (primarily commercial real estate and consumer loans) through the acquisition of U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York.

Figure 9. Average Balance Sheets, and Net Interest Income and Yields/Rates
from Continuing Operations

	Third Quarter 2009				Second Quarter 2009
	Average			Yield/	Average			Yield/
dollars in millions	Balance	Interest	(a)	Rate (a)	Balance	Interest	(a)	Rate (a)

ASSETS
Loans (a),(c)
Commercial, financial and agricultural	$22,098	$255		4.59%	$24,468	$273		4.48%
Real estate — commercial mortgage	11,529	141		4.84	11,892	144		4.83
Real estate — construction	5,834	72		4.86	6,264	76		4.89
Commercial lease financing	8,073	88		4.35	8,432	90		4.26

Total commercial loans	47,534	556		4.64	51,056	583		4.58
Real estate — residential mortgage	1,748	25		5.88	1,750	26		5.96
Home equity:
Community Banking	10,186	110		4.32	10,289	112		4.36
National Banking	918	18		7.51	974	18		7.47

Total home equity loans	11,104	128		4.58	11,263	130		4.63
Consumer other — Community Banking	1,189	32		10.48	1,207	31		10.41
Consumer other — National Banking:
Marine	3,017	48		6.26	3,178	49		6.23
Other	238	4		7.95	256	6		7.96

Total consumer other — National Banking	3,255	52		6.38	3,434	55		6.36

Total consumer loans	17,296	237		5.46	17,654	242		5.49

Total loans	64,830	793		4.86	68,710	825		4.81
Loans held for sale	665	7		4.26	635	8		4.92
Securities available for sale (b), (g)	12,154	121		4.00	8,360	89		4.37
Held-to-maturity securities (b)	25	1		9.64	25	—		9.75
Trading account assets	1,074	9		3.49	1,217	13		4.09
Short-term investments	5,243	3		.25	5,195	3		.26
Other investments (g)	1,459	13		3.26	1,463	13		3.19

Total earning assets	85,450	947		4.40	85,605	951		4.45
Allowance for loan losses	(2,462)				(2,211)
Accrued income and other assets	10,142				13,094
Discontinued assets — education lending business	4,091				4,370

Total assets	$97,221				$100,858

LIABILITIES
NOW and money market deposit accounts	$24,444	29		.49	$24,058	32		.52
Savings deposits	1,799	—		.07	1,806	1		.07
Certificates of deposit ($100,000 or more) (h)	12,771	114		3.55	13,555	124		3.69
Other time deposits	14,749	133		3.57	14,908	139		3.74
Deposits in foreign office	665	1		.31	579	—		.26

Total interest — bearing deposits	54,428	277		2.03	54,906	296		2.15
Federal funds purchased and securities sold under repurchase agreements	1,642	2		.30	1,627	1		.31
Bank notes and other short-term borrowings	1,034	3		1.14	1,821	4		.79
Long-term debt (h)	9,183	66		3.07	10,132	75		3.23

Total interest — bearing liabilities	66,287	348		2.10	68,486	376		2.22
Noninterest-bearing deposits	13,604				12,457
Accrued expense and other liabilities	2,055				5,140
Discontinued liabilities — education lending business (e)	4,091				4,370

Total liabilities	86,037				90,453

EQUITY
Key shareholders’ equity	10,961				10,201
Noncontrolling interests	223				204

Total equity	11,184				10,405

Total liabilities and equity	$97,221				$100,858

Interest rate spread (TE)				2.30%				2.23%

Net interest income (TE) and net interest margin (TE)		599		2.80%		575		2.70%

TE adjustment (b)		7				6

Net interest income, GAAP basis		$592				$569

Average balances have not been adjusted prior to the third quarter of 2009 to reflect our January 1, 2008, adoption of the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet.
(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (e) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	In late March 2009, we transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines for the classification of loans that have reached a completed status.

(e)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 9. Average Balance Sheets, and Net Interest Income and Yields/Rates
from Continuing Operations (Continued)

First Quarter 2009					Fourth Quarter 2008					Third Quarter 2008
Average				Yield/	Average			Yield/		Average			Yield/
Balance		Interest	(a)	Rate (a)	Balance	Interest	(a)	Rate	(a)	Balance	Interest	(a)	Rate (a)

$26,427		$278		4.26%	$27,662	$346		4.98%		$26,345	$356		5.38%
10,965	(c)	140		5.20	10,707	151		5.63		10,718	158		5.87
7,511	(c)	84		4.54	7,686	100		5.16		7,806	109		5.53
8,790		94		4.28	9,186	78		3.38	(f)	9,585	108		4.52

53,693		596		4.50	55,241	675		4.87		54,454	731		5.35
1,776		27		6.00	1,903	29		6.00		1,899	28		6.04

10,273		114		4.49	10,037	129		5.13		9,887	141		5.64
1,040		19		7.52	1,088	21		7.62		1,138	22		7.65

11,313		133		4.77	11,125	150		5.37		11,025	163		5.85
1,225		32		10.56	1,260	30		9.57		1,264	33		10.37

3,331		52		6.24	3,467	55		6.32		3,586	57		6.33
274		5		7.97	288	6		8.22		308	6		8.22

3,605		57		6.37	3,755	61		6.47		3,894	63		6.48

17,919		249		5.61	18,043	270		5.96		18,082	287		6.32

71,612		845		4.77	73,284	945		5.14		72,536	1,018		5.59
686		8		4.89	1,180	14		5.13		1,566	19		4.75
8,127		101		5.05	8,075	102		5.07		8,073	101		5.06
25		1		9.84	27	2		10.74		27	1		13.81
1,348		13		3.97	1,416	17		4.81		1,579	16		4.02
2,450		3		.47	3,715	8		.88		794	6		3.44
1,523		12		2.80	1,557	13		3.06		1,563	12		2.87

85,771		983		4.63	89,254	1,101		4.91		86,138	1,173		5.42
(1,895)					(1,512)					(1,357)
15,448					15,706					14,246
4,491					4,287					4,129

$103,815					$107,735					$103,156

$23,957		38		.65	$24,919	78		1.24		$26,657	108		1.61
1,744		—		.09	1,722	1		.16		1,783	1		.21
12,455		121		3.93	11,270	118		4.20		9,506	97		4.05
14,737		140		3.85	14,560	146		3.98		13,118	129		3.92
1,259		1		.21	1,300	3		.90		2,762	12		1.77

54,152		300		2.24	53,771	346		2.56		53,826	347		2.57
1,545		1		.31	1,727	4		.86		2,546	10		1.58
4,405		6		.58	9,154	30		1.36		4,843	34		2.72
10,431		81		3.39	10,485	97		3.86		11,159	98		3.76

70,533		388		2.25	75,137	477		2.54		72,374	489		2.72
11,094					10,726					10,619
7,139					7,494					7,124
4,491					4,287					4,129

93,257					97,644					94,246

10,352					9,888					8,734
206					203					176

10,558					10,091					8,910

$103,815					$107,735					$103,156

				2.38%				2.37%					2.70%

		595		2.79%		624	(f)	2.79	%(f)		684		3.17%

		6				7					6

		$589				$617					$678

(f)	During the fourth quarter of 2008, our taxable-equivalent net interest income was reduced by $18 million as a result of an agreement reached with the IRS on all material aspects related to the IRS global tax settlement pertaining to certain leveraged lease financing transactions. Excluding this reduction, the taxable-equivalent yield on our commercial lease financing portfolio would have been 4.17% for the fourth quarter of 2008, and our taxable-equivalent net interest margin would have been 2.87%.

(g)	Yield is calculated on the basis of amortized cost.

(h)	Rate calculation excludes basis adjustments related to fair value hedges.

Figure 10 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 85, contains more discussion about changes in earning assets and funding sources.
Figure 10. Components of Net Interest Income Changes
from Continuing Operations

	From three months ended September 30, 2008			From nine months ended September 30, 2008
	to three months ended September 30, 2009			to nine months ended September 30, 2009
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change

INTEREST INCOME
Loans	$(102)	$(123)	$(225)	$(143)	$276	$133
Loans held for sale	(10)	(2)	(12)	(30)	(9)	(39)
Securities available for sale	44	(24)	20	49	(42)	7
Trading account assets	(5)	(2)	(7)	(1)	(3)	(4)
Short-term investments	7	(10)	(3)	23	(37)	(14)
Other investments	(1)	2	1	(2)	2	—

Total interest income (TE)	(67)	(159)	(226)	(104)	187	83

INTEREST EXPENSE
NOW and money market deposit accounts	(8)	(71)	(79)	(33)	(217)	(250)
Savings deposits	—	(1)	(1)	—	(4)	(4)
Certificates of deposit ($100,000 or more)	30	(13)	17	120	(41)	79
Other time deposits	15	(11)	4	57	(55)	2
Deposits in foreign office	(6)	(5)	(11)	(37)	(39)	(76)

Total interest-bearing deposits	31	(101)	(70)	107	(356)	(249)
Federal funds purchased and securities sold under repurchase agreements	(3)	(5)	(8)	(18)	(31)	(49)
Bank notes and other short-term borrowings	(18)	(13)	(31)	(35)	(52)	(87)
Long-term debt	(16)	(16)	(32)	(12)	(51)	(63)

Total interest expense	(6)	(135)	(141)	42	(490)	(448)

Net interest income (TE)	$(61)	$(24)	$(85)	$(146)	$677	$531

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Noninterest income
Noninterest income was $382 million for the third quarter of 2009, compared to $390 million for the year-ago quarter. For the first nine months of the year, noninterest income was $1.566 billion, representing an increase of $102 million, or 7%, from the first nine months of 2008.
Both the third quarter of 2009 and 2008 were impacted by market related conditions. In the third quarter of 2009, we recorded a $26 million loss resulting from changes in the fair values of certain investments made by the Funds Management unit within the Real Estate Capital and Corporate Banking Services line of business, a $20 million loss resulting from changes in the fair values of certain commercial mortgage-backed securities held in the trading portfolio, and a $12 million charge resulting from an increase in the reserve for losses related to customer derivatives. In addition, we incurred a $17 million loss associated with the exchange of common shares for capital securities in the third quarter of 2009. Noninterest income for the third quarter of 2008 includes $54 million of derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers and $31 million of realized and unrealized losses from the residential properties segment of the construction loan portfolio.
For the year-to-date period, the increase in noninterest income was largely attributable to $125 million of net gains recorded during the second quarter of 2009 in connection with the repositioning of the securities portfolio; net gains of $4 million from loan sales in the current year, compared to net losses of $86 million for the first nine months of 2008; net gains of $78 million recorded in the current year in connection with the exchange of common shares for capital securities; and a $63 million increase in net gains on sales of leased equipment, which more than offset a $30 million reduction to net interest income associated with the terminations of lease financing arrangements. Additionally, during the second quarter of 2009, we recorded a $32 million gain from the sale of our claim associated with the Lehman Brothers’ bankruptcy. As shown in Figure 12, the increase attributable to the above factors was offset in part by reductions in a number of fee-based components. Also, we recorded a $105 million gain from the sale of Visa Inc. shares during the first quarter of 2009, compared to a $165 million gain from the partial redemption of shares during the first quarter of 2008.
The trend in the major components of our fee-based income over the past five quarters is shown in Figure 11.
Figure 11. Fee-Based Income — Major Components

	2009			2008
in millions	Third	Second	First	Fourth	Third

Trust and investment services income	$113	$119	$110	$131	$125
Service charges on deposit accounts	83	83	82	90	94
Operating lease income	55	59	61	64	69
Letter of credit and loan fees	46	44	38	42	53
Corporate-owned life insurance income	26	25	27	33	28
Electronic banking fees	27	27	24	25	27
Insurance income	18	16	18	15	15
Investment banking and capital markets income (loss)	(26)	14	17	5	(26)
Net losses from principal investing	(6)	(6)	(72)	(37)	(14)

The following discussion explains the composition of certain elements of noninterest income shown in Figure 12 and the factors that caused those elements to change.
Figure 12. Noninterest Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Trust and investment services income	$113	$125	$(12)	(9.6)%	$342	$378	$(36)	(9.5)%
Service charges on deposit accounts	83	94	(11)	(11.7)	248	275	(27)	(9.8)
Operating lease income	55	69	(14)	(20.3)	175	206	(31)	(15.0)
Letter of credit and loan fees	46	53	(7)	(13.2)	128	141	(13)	(9.2)
Corporate-owned life insurance income	26	28	(2)	(7.1)	78	84	(6)	(7.1)
Electronic banking fees	27	27	—	—	78	78	—	—
Insurance income	18	15	3	20.0	52	50	2	4.0
Investment banking and capital markets income (loss)	(26)	(26)	—	—	5	63	(58)	(92.1)
Net securities gains	1	1	—	—	112	3	109	N/M
Net losses from principal investing	(6)	(14)	8	57.1	(84)	(17)	(67)	(394.1)
Net gains (losses) from loan securitizations and sales	—	(29)	29	100.0	4	(86)	90	N/M
Gain (loss) related to exchange of common shares for capital securities	(17)	—	(17)	N/M	78	—	78	N/M
Gain from sale/redemption of Visa Inc. shares	—	—	—	—	105	165	(60)	(36.4)
Other income:
Gain from sale of Key’s claim associated with the Lehman Brothers’ bankruptcy	—	—	—	—	32	—	32	N/M
Gains on leased equipment	22	6	16	266.7	84	21	63	300.0
Credit card fees	6	6	—	—	12	13	(1)	(7.7)
Miscellaneous income	34	35	(1)	(2.9)	117	90	27	30.0

Total other income	62	47	15	31.9	245	124	121	97.6

Total noninterest income	$382	$390	$(8)	(2.1)%	$1,566	$1,464	$102	7.0%

Trust and investment services income. Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 13. The reductions from 2008 results are attributable to decreases in both personal and institutional asset management income. For the year-to-date period, these reductions were offset in part by higher income from brokerage commissions and fees.

Figure 13. Trust and Investment Services Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Brokerage commissions and fee income	$37	$37	—	—	$120	$111	$9	8.1%
Personal asset management and custody fees	35	38	$(3)	(7.9)%	104	119	(15)	(12.6)
Institutional asset management and custody fees	41	50	(9)	(18.0)	118	148	(30)	(20.3)

Total trust and investment services income	$113	$125	$(12)	(9.6)%	$342	$378	$(36)	(9.5)%

A significant portion of our trust and investment services income depends on the value and mix of assets under management. Excluding the hedge funds, which are related to the discontinued operations of Austin, at September 30, 2009, our bank, trust and registered investment advisory subsidiaries had assets under management of $64.8 billion, compared to $73.8 billion at September 30, 2008. As shown in Figure 14, most of the decrease was attributable to the equity and securities lending portfolios. The value of the equity portfolio declined because of weakness in the equity markets. The decline in the securities lending portfolio was due in part to increased volatility in the fixed income markets and actions taken to maintain sufficient liquidity within the portfolio. When clients’ securities are lent out, the borrower must provide us with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management. The decrease in the level of our portfolio of hedge funds is attributable in part to our second quarter 2009 decision to wind down the operations of Austin.
Figure 14. Assets Under Management

	2009			2008
in millions	Third	Second	First	Fourth	Third

Assets under management by investment type:
Equity	$35,304	$31,036	$26,508	$29,384	$37,131
Securities lending	11,575	12,169	12,275	12,454	16,538
Fixed income	9,990	9,745	9,892	9,819	10,461
Money market	7,960	8,437	9,269	10,520	9,679
Hedge funds (a)	1,316	1,995	2,220	2,540	2,867

Total	$66,145	$63,382	$60,164	$64,717	$76,676

Proprietary mutual funds included in assets under management:
Money market	$5,598	$5,789	$6,439	$7,458	$6,871
Equity	7,260	6,293	5,149	5,572	6,771
Fixed income	741	662	674	640	633

Total	$13,599	$12,744	$12,262	$13,670	$14,275

(a)	Hedge funds are related to the discontinued operations of Austin.
Service charges on deposit accounts. The decrease in service charges on deposit accounts for both the quarterly and year-to-date periods is due primarily to a reduction in overdraft fees resulting from lower transaction volume. In addition, as a result of the low interest rate environment and unlimited FDIC insurance, our corporate clients have been maintaining larger amounts on deposit, which has the effect of reducing their transaction service charges on their noninterest-bearing deposit accounts.
Operating lease income. The decrease in operating lease income compared to the prior year periods is attributable to a lower volume of activity in the Equipment Finance line of business. As shown in Figure 16, the depreciation expense associated with these operating leases is also decreasing.
Investment banking and capital markets income (loss). As shown in Figure 15, for the year-to-date period, we experienced decreases in all components of investment banking and capital markets income (loss). Comparative results reflect the impact of a weak economy, as well as a number of specific transactions. During the third quarter of 2009, we recorded a $26 million loss resulting from changes in the fair values of certain investments made by the Funds Management unit within the Real Estate Capital and

Corporate Banking Services line of business, a $20 million loss resulting from changes in the fair values of certain commercial mortgage-backed securities held in the trading portfolio, and a $12 million charge resulting from an increase in the reserve for losses related to customer derivatives. Results for the third quarter of 2008 include $54 million of derivative-related charges recorded as a result of market disruption caused by the failure of Lehman Brothers.
Figure 15. Investment Banking and Capital Markets Income (Loss)

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Investment banking income	$22	$20	$2	10.0%	$54	$78	$(24)	(30.8)%
Loss from other investments	(23)	(7)	(16)	(228.6)	(37)	(12)	(25)	(208.3)
Dealer trading and derivatives loss	(36)	(52)	16	30.8	(49)	(44)	(5)	(11.4)
Foreign exchange income	11	13	(2)	(15.4)	37	41	(4)	(9.8)

Total investment banking and capital markets income (loss)	$(26)	$(26)	—	—	$5	$63	$(58)	(92.1)%

Net losses from principal investing. Principal investments consist of direct and indirect investments in predominantly privately held companies and funds. Principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($935 million at September 30, 2009, $990 million at December 31, 2008, and $1.0 billion at September 30, 2008). The net gains and losses presented in Figure 12 derive from changes in fair values as well as sales of principal investments.
Net gains (losses) from loan securitizations and sales. We sell or securitize loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. During the first nine months of 2009, we recorded $4 million of net gains from loan sales, compared to net losses of $86 million from loan sales and write-downs during the first nine months of 2008. Results for the first nine months of 2008 include $31 million of net losses from the third quarter 2008 sales or write-downs of loans within the residential properties segment of the construction loan portfolio and $101 million of net losses from loan sales and write-downs recorded during the first quarter, due primarily to volatility in the fixed income markets and the related housing correction. Approximately $84 million of these losses pertained to commercial real estate loans held for sale. The types of loans sold during 2009 and 2008 are presented in Figure 20 on page 89.
Noninterest expense
Noninterest expense was $901 million for the third quarter of 2009, compared to $740 million for the third quarter of 2008. For the first nine months of the year, noninterest expense was $2.683 billion, representing an increase of $471 million, or 21%, from the first nine months of 2008.
As shown in Figure 16, personnel expense rose by $6 million from the third quarter of 2008. Nonpersonnel expense increased by $155 million, reflecting increases of $46 million resulting from the write-down or sale of OREO, $37 million in the FDIC deposit insurance assessment and $21 million in the provision for losses on lending-related commitments. Also contributing to the increase in nonpersonnel expense was the $45 million write-off of intangible assets, other than goodwill, recorded during the third quarter of 2009 as a result of actions taken to cease conducting business in certain equipment leasing markets.
For the year-to-date period, personnel expense decreased by $62 million. Excluding intangible assets impairment charges, nonpersonnel expense was up $296 million, or 29%, due primarily to a $133 million increase in the FDIC deposit insurance assessment, a $62 million increase in expenses associated with the write-down or sale of OREO, a $33 million increase in professional fees and a $40 million provision for losses on lending-related commitments recorded during the current year, compared to a $21 million credit recorded for the first nine months of 2008. Additionally, nonpersonnel expense for 2008 was reduced by a $23 million credit (included in “miscellaneous expense”), representing the reversal of the remaining litigation reserve associated with the previously reported Honsador litigation, which was settled in September 2008. The increase in nonpersonnel expense, compared to the first nine months of 2008, was moderated by decreases of $24 million in operating lease expense and $12 million in marketing expense.

Figure 16. Noninterest Expense

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Personnel	$380	$374	$6	1.6%	$1,114	$1,176	$(62)	(5.3)%
Net occupancy	63	65	(2)	(3.1)	192	193	(1)	(.5)
Operating lease expense	46	56	(10)	(17.9)	145	169	(24)	(14.2)
Computer processing	48	46	2	4.3	143	136	7	5.1
Professional fees	41	34	7	20.6	121	88	33	37.5
FDIC assessment	40	3	37	N/M	140	7	133	N/M
Equipment	24	23	1	4.3	71	70	1	1.4
Marketing	19	27	(8)	(29.6)	50	62	(12)	(19.4)
Intangible assets impairment	45	4	41	N/M	241	4	237	N/M
Other expense:
OREO expense, net	51	5	46	920.0	72	10	62	620.0
Postage and delivery	9	11	(2)	(18.2)	25	34	(9)	(26.5)
Franchise and business taxes	8	7	1	14.3	26	23	3	13.0
Telecommunications	7	7	—	—	20	22	(2)	(9.1)
Provision for losses on LIHTC guaranteed funds	1	4	(3)	(75.0)	17	10	7	70.0
Provision (credit) for losses on lending — related commitments	29	8	21	262.5	40	(21)	61	N/M
Miscellaneous expense	90	66	24	36.4	266	229	37	16.2

Total other expense	195	108	87	80.6	466	307	159	51.8

Total noninterest expense	$901	$740	$161	21.8%	$2,683	$2,212	$471	21.3%

Average full-time equivalent employees (a)	16,436	18,098	(1,662)	(9.2)%	16,943	18,229	(1,286)	(7.1)%

(a)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.
The following discussion explains the composition of certain elements of noninterest expense shown in Figure 16 and the factors that caused those elements to change.
Personnel. As shown in Figure 17, personnel expense, the largest category of noninterest expense, decreased by $62 million, or 5%, from the first nine months of 2008. The decrease was due primarily to lower accruals for incentive compensation and a reduction in salaries expense stemming from a 7% decline in the number of average full-time equivalent employees. These reductions were offset in part by higher costs associated with employee benefits. As previously reported, we expect to experience a substantial increase in pension expense in 2009. The increase is due largely to lower expected returns and an increase in the amortization of losses resulting from the decrease in the value of pension plan assets caused by steep declines in the equity markets in 2008.
Figure 17. Personnel Expense

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Salaries	$228	$244	$(16)	(6.6)%	$676	$711	$(35)	(4.9)%
Incentive compensation	58	53	5	9.4	146	203	(57)	(28.1)
Employee benefits	76	57	19	33.3	228	197	31	15.7
Stock-based compensation	12	8	4	50.0	36	39	(3)	(7.7)
Severance	6	12	(6)	(50.0)	28	26	2	7.7

Total personnel expense	$380	$374	$6	1.6%	$1,114	$1,176	$(62)	(5.3)%

Operating lease expense. The decrease in operating lease expense for both the quarterly and year-to-date periods is attributable to a lower volume of activity in the Equipment Finance line of business as we de-emphasize operating lease activities. Income related to operating lease activities is presented in Figure 12 as “operating lease income.”
Professional fees. The increase in professional fees for both the quarterly and year-to-date periods is due to increased collection efforts on loans, the outsourcing of certain services and the Keyvolution initiative.

Intangible assets impairment. During the third quarter of 2009, we recorded a $45 million charge to write-off intangible assets, other than goodwill, associated with actions taken to cease conducting business in certain equipment leasing markets. During the first quarter of 2009, we determined that the estimated fair value of our National Banking reporting unit was less than the carrying amount, reflecting continued weakness in the financial markets. As a result, we recorded a pre-tax noncash accounting charge of $223 million, of which $27 million relates to the discontinued operations of Austin. As a result of this charge, we have now written off all of the goodwill that had been assigned to our National Banking reporting unit.
As previously discussed, late last year we initiated a process known as “Keyvolution,” a corporate-wide initiative designed to build a consistently superior experience for clients, simplify processes, improve speed to market and enhance our ability to seize growth and profit opportunities. Through this initiative, we expect to achieve annualized cost savings of $300 million to $375 million by 2012. Over the past eighteen months, we have been addressing certain noncore businesses, such as retail marine and education lending. We have also deployed new teller platform technology throughout our company. These and other efforts have resulted in a reduction in our employee workforce of approximately 11%, or 2,000 positions, over the eighteen month period.
Income taxes
We recorded a tax benefit from continuing operations of $274 million for the third quarter of 2009, compared to a benefit of $22 million for the comparable period in 2008. For the nine months of 2009, we recorded a tax benefit from continuing operations of $688 million, compared to a provision of $755 million for the same period last year.
The tax benefits recorded in 2009 are largely attributable to the continuation of a difficult economic environment and the resulting increases in our provision for loan losses, which contributed to the losses recorded for the quarterly and year-to-date periods. During the first nine months of 2008, we recorded a significant tax provision as a result of several developments related to our tax treatment of certain leveraged lease financing transactions described below.
As previously reported, during the second quarter of 2008, we received an adverse federal court decision on our tax treatment of a service contract lease transaction. As a result, we were required to increase the amount of unrecognized tax benefits associated with all of the leases under challenge by the IRS. The increase in unrecognized tax benefits necessitated a recalculation of our lease income recognized from inception for all of the leveraged leases being contested by the IRS, as well as an increase to our tax reserves. These actions reduced our second quarter 2008 after-tax earnings by $1.011 billion, or $2.43 per common share, including a $359 million reduction to lease income, a $177 million increase to the provision for income taxes and a $475 million charge to the tax provision for the interest cost associated with the contested tax liabilities. Additionally, during the third quarter of 2008, we increased our tax provision by $30 million for the interest cost associated with these tax liabilities.
During the first quarter of 2008, we increased the amount of unrecognized tax benefits associated with the LILO transactions as a result of a self-conducted updated assessment of our tax position. The increase in unrecognized tax benefits associated with the LILO transactions also necessitated a recalculation of our lease income and an increase to our tax reserves. These actions reduced our first quarter 2008 after-tax earnings by $38 million, or $.10 per diluted common share, including a $3 million reduction to lease income, an $18 million increase to the provision for income taxes and a $17 million charge to the tax provision for the associated interest charges.

In the ordinary course of business, we enter into certain types of lease financing transactions that result in tax deductions. The IRS has completed audits of our income tax returns for a number of prior years and has disallowed the tax deductions taken in connection with these transactions. On February 13, 2009, we entered into a closing agreement with the IRS that resolved, in all material respects, our outstanding leveraged lease financing tax issues. During the second quarter of 2009, we settled all remaining leveraged lease financing tax issues with the IRS without incurring any additional tax or interest liability. Additional information pertaining to the contested lease financing transactions, the related charges and the settlement is included in Note 13 (“Income Taxes”) on page 36 of this report and Note 17 (“Income Taxes”), which begins on page 110 of Key’s 2008 Annual Report to Shareholders.
During the first quarter of 2009, our results from continuing operations included a $196 million noncash charge for intangible assets impairment of which $110 million is not deductible for tax purposes. Excluding this charge and the lease financing charges discussed above, the effective tax rates for the first nine months of 2009 and 2008 were 41.7% and 11.6%, respectively. The higher effective tax rate in 2009 reflects the combined effects of the losses recorded in the current year and the permanent tax differences described below.
On an adjusted basis, the effective tax rates for both the current and prior year differ from the combined federal and state statutory tax rate of 37.5%, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, and earn credits associated with investments in low-income housing projects.

Financial Condition
Loans and loans held for sale
As shown in Note 6 (“Loans and Loans Held for Sale”), which begins on page 25, total loans outstanding from continuing operations were $62.2 billion at September 30, 2009, compared to $72.8 billion at December 31, 2008, and $73.0 billion at September 30, 2008. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at September 30, 2009, December 31, 2008, and September 30, 2008, totaled $3.6 billion, $3.7 billion, and $3.7 billion, respectively. Further information regarding our discontinued operations can be found in the section entitled “Consumer loan portfolio” on page 87. The decrease in our loans from continuing operations over the past twelve months reflects reductions in most of our portfolios, with the largest decline experienced in the commercial portfolio.
Commercial loan portfolio
Commercial loans outstanding decreased by $9.9 billion, or 18%, from the year ago quarter. The decrease occurred during the current year as a result of soft demand for credit due to the weak economic conditions, paydowns on our portfolios as commercial clients continue to de-leverage, net charge-offs and the run-off in our exit loan portfolio.
Commercial real estate loans. Commercial real estate loans for both our owner- and nonowner-occupied properties constitute one of the largest segments of our commercial loan portfolio. At September 30, 2009, our commercial real estate portfolio included mortgage loans of $11.2 billion and construction loans of $5.5 billion. The average mortgage loan originated during the first nine months of 2009 was $1 million, and our largest mortgage loan at September 30, 2009, had a balance of $123 million. At September 30, 2009, our average construction loan commitment was $5 million, while our largest construction loan commitment was $63 million, all of which was outstanding.
Our commercial real estate lending business is conducted through two primary sources: our 14-state banking franchise, and our Real Estate Capital and Corporate Banking Services, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals exclusively with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 64% of our average commercial real estate loans during the third quarter of 2009. Our commercial real estate business generally focuses on larger real estate developers and, as shown in Figure 18, is diversified by both industry type and geographic location of the underlying collateral. Figure 18 includes commercial mortgage and construction loans in both the Community Banking and National Banking units.
Figure 18. Commercial Real Estate Loans

September 30, 2009	Geographic Region							Percent of	Commercial
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Total	Total	Mortgage	Construction

Nonowner-occupied:
Retail properties	$220	$722	$201	$681	$401	$465	$2,690	16.2%	$1,407	$1,283
Multifamily properties	354	619	437	254	473	466	2,603	15.6	1,526	1,077
Residential properties	284	452	49	95	231	381	1,492	9.0	311	1,181
Office buildings	345	144	111	156	219	387	1,362	8.2	865	497
Health facilities	230	143	46	234	185	320	1,158	6.9	1,001	157
Land and development	106	131	117	55	75	128	612	3.7	227	385
Warehouses	130	176	16	85	75	173	655	3.9	438	217
Hotels/Motels	80	123	—	16	48	55	322	1.9	239	83
Manufacturing facilities	15	—	8	24	2	33	82	.5	44	38
Other	162	221	4	127	46	116	676	4.1	588	88

	1,926	2,731	989	1,727	1,755	2,524	11,652	70.0	6,646	5,006
Owner-occupied	1,122	224	82	1,258	388	1,916	4,990	30.0	4,523	467

Total	$3,048	$2,955	$1,071	$2,985	$2,143	$4,440	$16,642	100.0%	$11,169	$5,473

Nonowner-occupied:
Nonperforming loans	$114	$472	$141	$54	$103	$199	$1,083	N/M	$394	$689
Accruing loans past due 90 days or more	46	57	71	—	31	12	217	N/M	80	137
Accruing loans past due 30 through 89 days	13	73	62	3	49	79	279	N/M	74	205

Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Southwest –	Arizona, Nevada and New Mexico
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming

Since December 31, 2008, nonperforming loans related to our nonowner-occupied properties have increased by $600 million, due in part to the continuation of deteriorating market conditions in both the income properties and residential properties segments of our commercial real estate construction portfolio. As previously reported, we have undertaken a process to reduce our exposure in the residential properties segment of our construction loan portfolio through the sale of certain loans. In conjunction with these efforts, we transferred $384 million of commercial real estate loans ($719 million, net of $335 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in June 2008. Our ability to sell these loans has been hindered by continued disruption in the financial markets which has precluded the ability of certain potential buyers to obtain the necessary funding. The balance of this portfolio has been reduced to $62 million at September 30, 2009, primarily as a result of cash proceeds from loan sales, transfers to OREO, and both realized and unrealized losses. We will continue to pursue the sale or foreclosure of the remaining loans, all of which are on nonperforming status.
During the last half of 2008, we ceased lending to homebuilders within our 14-state Community Banking footprint.
As shown in Figure 18, 70% of our commercial real estate loans are for nonowner-occupied properties. Approximately 43% of these loans are construction loans. These properties are typically not fully leased at the origination of the loan; the borrower may rely upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. Weak economic conditions generally slow the execution of new leases and may also lead to the turnover of existing leases. As a result of these factors, vacancy rates for retail, office and industrial space are expected to remain elevated and may continue to rise through 2010. According to Property & Portfolio Research, a third-party forecaster, vacancy rates for office and retail space were 18.5% and 17.6%, respectively, at June 30, 2009, up 300 basis points and 580 basis points, respectively, from June 30, 2008. Current market conditions also indicate a trend toward a reduction in the amount of square footage leased. Should the upward trend in vacancies continue, any resulting effect would likely be most noticeable in the nonowner-occupied properties segment of our commercial real estate loan portfolio, and in particular the retail properties and office buildings components, which comprise 24% of our commercial real estate loans.
Commercial real estate values have also fallen as a result of the above factors. Values peaked in the Fall of 2007, having experienced increases of approximately 30% since 2005 and 90% since 2001. According to Moody’s/Real Estate Analytics, LLC Commercial Property Price Index, current values are down 35.5% from their peak, and the majority of economists believe the overall decline in values may reach the range of 40% to 50%.
If the factors described above result in further deterioration in the fundamentals underlying the commercial real estate market (i.e., vacancy rates, the stability of rental income and asset values), particularly as they relate to reduced cash flow to support debt service payments, our ability to collect debt service payments and the strength of our commercial real estate loan portfolio could be adversely affected.
The secondary market for commercial real estate loans has been severely constrained throughout 2009 and is expected to remain so for the foreseeable future. In prior years, we have not provided permanent financing for our clients upon the completion of their construction projects; permanent financing had been provided by the commercial mortgage-backed securities market or other lenders. With other sources of permanent commercial mortgage financing constrained, we are currently providing interim financing for our clients upon completion of their commercial real estate construction projects. During the first nine months of 2009, we extended the maturities of existing loans to commercial real estate clients with projects at or near completion. These extended credits totaled $3.2 billion. We applied normal customary underwriting standards to these longer-term extensions and generally received market rates of interest and additional fees. In cases where the terms involved less than normal market rates for similar lending arrangements, we have placed the loans on nonperforming status.
Commercial lease financing. We believe we have both the scale and array of products to compete in the specialty of equipment lease financing. We conduct financing arrangements through our Equipment Finance line of business. Commercial lease financing receivables represented 17% of commercial loans at September 30, 2009 and 2008. During the third quarter of 2009, we ceased conducting business in both the commercial vehicle and office equipment leasing markets.

Consumer loan portfolio
Consumer loans outstanding decreased by $909 million, or 5%, from one year ago. As shown in Figure 36 on page 114, $220 million, or 24%, of the reduction came from our exit loan portfolio during the third quarter, while $485 million, or 53%, came from the exit loan portfolio during the first half of 2009. Most of the year-to-date decrease is attributable to the marine segment.
The home equity portfolio is by far the largest segment of our consumer loan portfolio. A significant amount of this portfolio (92% at September 30, 2009) is derived primarily from the Regional Banking line of business within our Community Banking group; the remainder originated from the Consumer Finance line of business within our National Banking group and has been in a runoff mode since the fourth quarter of 2007. Home equity loans within the Community Banking group have grown by $188 million, or 2%, over the past twelve months.
Figure 19 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 19. Home Equity Loans

	2009			2008
dollars in millions	Third	Second	First	Fourth	Third

SOURCES OF PERIOD-END LOANS
Community Banking	$10,158	$10,256	$10,290	$10,124	$9,970
National Banking	880	934	998	1,051	1,101

Total	$11,038	$11,190	$11,288	$11,175	$11,071

Nonperforming loans at period end	$124	$121	$110	$91	$86
Net loan charge-offs for the period	45	42	32	31	21
Yield for the period	4.58%	4.63%	4.77%	5.37%	5.85%

We expect the level of our consumer loan portfolio to decrease in the future as a result of actions taken to exit low-return, indirect businesses. In December 2007, we decided to exit dealer-originated home improvement lending activities, which are largely out-of-footprint. During the last half of 2008, we exited retail and floor-plan lending for marine and recreational vehicle products, and began to limit new education loans to those backed by government guarantee. In September 2009, we made the decision to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. We will continue to focus on the growing demand from schools for integrated, simplified billing, payment and cash management solutions. Our Consumer Finance line of business continues to service existing loans in these portfolios and will continue to originate education loans through December 4, 2009.
Loans held for sale
Loans held for sale were $703 million at September 30, 2009, compared to $626 million at December 31, 2008, and $1.3 billion at September 30, 2008. The increase since December 31 reflects the September transfer of $193 million of loans ($248 million, net of $55 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in conjunction with additional actions taken to reduce our exposure in the commercial real estate and institutional portfolios through the sale of selected assets. Most of these loans were contracted for sale by the end of October. Loans held for sale related to the discontinued operations of the education lending business, which are excluded from total loans held for sale at September 30, 2009, December 31, 2008, and September 30, 2008, totaled $341 million, $401 million and $223 million, respectively.

At September 30, 2009, loans held for sale included $302 million of commercial mortgage and $110 million of residential mortgage loans. In the absence of quoted market prices, we use valuation models to measure the fair value of these loans and adjust the amount recorded on the balance sheet if fair value falls below recorded cost. The models are based on assumptions related to prepayment speeds, default rates, funding cost and discount rates. In light of the volatility in the financial markets, we have reviewed our assumptions and determined that they reflect current market conditions. As a result, no significant adjustments to our assumptions were required during the first nine months of 2009.
During the first nine months of 2009, we recorded net unrealized losses of $24 million and net realized losses of $32 million on our loans held for sale portfolio. These net losses are reported in “net gains (losses) from loan securitizations and sales” on the income statement. We have not been significantly impacted by market volatility in the subprime mortgage lending industry, having exited this business in the fourth quarter of 2006.
Sales and securitizations
As market conditions allow, we continue to utilize alternative funding sources like loan sales to support our loan origination capabilities. In addition, certain acquisitions completed in past years have improved our ability to originate and sell new loans, and to service loans originated by others, especially in the area of commercial real estate.
As shown in Figure 20, during the past twelve months, we sold $1.5 billion of commercial real estate loans, $1.4 billion of residential real estate loans and $88 million of commercial loans. Most of these sales came from the held-for-sale portfolio. Additionally, we sold $475 million of education loans (included in “discontinued assets” on the balance sheet) which are excluded from Figure 20. Due to unfavorable market conditions, we have not securitized any education loans since 2006.
Among the factors that we consider in determining which loans to sell or securitize are:
♦	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

♦	our A/LM needs;

♦	whether the characteristics of a specific loan portfolio make it conducive to securitization;

♦	the cost of alternative funding sources;

♦	the level of credit risk;

♦	capital requirements; and

♦	market conditions and pricing.

Figure 20 summarizes our loan sales for the first nine months of 2009 and all of 2008.
Figure 20. Loans Sold (Including Loans Held for Sale)

			Commercial
		Commercial	Lease	Residential	Consumer
in millions	Commercial	Real Estate	Financing	Real Estate	Other	Total

2009
Third quarter	$47	$275	—	$514	—	$836
Second quarter	22	410	—	410	—	842
First quarter	9	192	—	302	—	503

Total	$78	$877	—	$1,226	—	$2,181	(a)

2008
Fourth quarter	$10	$580	—	$222	—	$812
Third quarter	11	699	—	197	$9	916
Second quarter	19	761	$38	213	—	1,031
First quarter	14	204	29	170	—	417

Total	$54	$2,244	$67	$802	$9	$3,176	(a)

(a)	Excludes education loans of $474 million sold during the first nine months of 2009 and $121 million sold during all of 2008 that relate to the discontinued operations of the education lending business.
Figure 21 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been both securitized and sold, or simply sold outright.
Figure 21. Loans Administered or Serviced

	September 30,	June 30,	March 31,	December 31,	September 30,
in millions	2009	2009	2009	2008	2008

Commercial real estate loans	$124,757	$126,369	$122,678	$123,256	$124,125
Education loans	3,918	4,036	4,146	4,267	4,365
Commercial lease financing	639	652	663	713	762
Commercial loans	237	202	198	208	219

Total	$129,551	$131,259	$127,685	$128,444	$129,471

In the event of default by a borrower, we are subject to recourse with respect to approximately $716 million of the $129.6 billion of loans administered or serviced at September 30, 2009. Additional information about this recourse arrangement is included in Note 14 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA” on page 38.
We derive income from several sources when retaining the right to administer or service loans that are securitized or sold. We earn noninterest income (recorded as “other income”) from fees for servicing or administering loans. This fee income is reduced by the amortization of related servicing assets. In addition, we earn interest income from securitized assets retained and from investing funds generated by escrow deposits collected in connection with the servicing of commercial real estate loans.
Securities
As shown in Note 5 (“Securities”), which begins on page 21, our securities portfolio totaled $15.4 billion at September 30, 2009, compared to $8.3 billion at December 31, 2008, and $8.2 billion at September 30, 2008. At each of these dates, the majority of the securities portfolio consisted of securities available for sale, with the remainder consisting of held-to-maturity securities of less than $30 million.
Securities available for sale. The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities that are secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At September 30, 2009, we had $15.2 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $8.1 billion at December 31, 2008, and $8.0 billion at September 30, 2008.

As shown in Figure 22, all of our mortgage-backed securities are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets. We employ an outside bond pricing service to determine the fair value at which these securities should be recorded on the balance sheet. In performing the valuations, the pricing service relies on models that consider security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review valuations derived from the models to ensure they are consistent with the values placed on similar securities traded in the secondary markets.
Figure 22. Mortgage-Backed Securities by Issuer

	September 30,	December 31,	September 30,
in millions	2009	2008	2008

Federal Home Loan Mortgage Corporation	$6,926	$4,719	$4,721
Federal National Mortgage Association	4,400	3,002	2,908
Government National Mortgage Association	3,880	369	373

Total	$15,206	$8,090	$8,002

During the first nine months of 2009, net gains from CMOs and other mortgage-backed securities totaled $145 million, of which $127 million were net realized gains and $18 million were net unrealized gains. Net realized gains include net gains of $125 million recorded in connection with the second quarter 2009 repositioning of our securities portfolio as discussed below. The net unrealized gains resulted from a decrease in market interest rates and were recorded in the AOCI component of shareholders’ equity.
We periodically evaluate our securities available-for-sale portfolio in light of established A/LM objectives, changing market conditions that could affect the profitability of the portfolio and the level of interest rate risk to which we are exposed. These evaluations may cause us to take steps to improve our overall balance sheet positioning.
In addition, the size and composition of our securities available-for-sale portfolio could vary with our needs for liquidity and the extent to which we are required (or elect) to hold these assets as collateral to secure public funds and trust deposits. Although we generally use debt securities for this purpose, other assets, such as securities purchased under resale agreements or letters of credit, are used occasionally when they provide a lower cost of collateral or more favorable risk profiles.
During May 2009, we sold approximately $2.8 billion of CMOs as part of our overall plan to generate additional capital required under the SCAP, and to reposition the securities available-for-sale portfolio to better support our strategies for managing interest rate and liquidity risk. The proceeds from the sale were reinvested in CMOs issued by government-sponsored entities and GNMA. Additional CMOs were purchased during the second quarter of 2009 in excess of the sale proceeds to support our strategies for interest rate risk management, and improving overall balance sheet liquidity and access to secured funding sources. The repositioning improved our interest rate risk position by replacing the shorter-maturity CMOs sold with CMOs that have longer expected average maturities. The weighted-average maturity of our available-for-sale portfolio increased from 2.5 years at December 31, 2008, to 3.4 years at September 30, 2009. We continue to maintain a moderate asset-sensitive exposure to near-term changes in interest rates. As a result of the sale of CMOs, we recorded net realized gains of $125 million ($78 million after tax) during the second quarter of 2009, which added to our Tier 1 common equity. These net gains were previously recorded in the AOCI component of shareholders’ equity.
During the third quarter of 2009, we purchased an additional $5.0 billion of CMOs issued by government-sponsored entities and GNMA. These purchases, as well as the second quarter 2009 repositioning, improved our liquidity risk by increasing the amount of unencumbered, highly liquid securities in our portfolio. We are able to pledge these securities to the Federal Reserve or Federal Home Loan Bank for secured borrowing arrangements, sell them or enter into repurchase agreements should liquidity be required in the future.

Figure 23 shows the composition, yields and remaining maturities of our securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5.
Figure 23. Securities Available for Sale

					Other
	U.S. Treasury,	States and	Collateralized		Mortgage-						Weighted-	Retained
	Agencies and	Political	Mortgage		Backed		Other				Average	Interests in
dollars in millions	Corporations	Subdivisions	Obligations	(a)	Securities	(a)	Securities	(b)	Total		Yield (c)	Securitizations	(a),(e)

SEPTEMBER 30, 2009
Remaining maturity:
One year or less	$3	$1	$609		$2		$10		$625		4.86%	$2
After one through five years	2	9	13,057		1,450		100		14,618		3.87	50
After five through ten years	3	64	15		61		1		144		5.50	124
After ten years	—	13	—		12		1		26		6.25	—

Fair value	$8	$87	$13,681		$1,525		$112		$15,413		—	$176
Amortized cost	8	83	13,551		1,432		99		15,173		3.93%	169
Weighted-average yield (c)	2.33%	5.95%	3.82%		4.87%		5.31	% (d)	3.93	% (d)	—	14.37%
Weighted-average maturity	3.9 years	7.6 years	3.3 years		3.6 years		2.2 years		3.4 years		—	5.0 years

DECEMBER 31, 2008
Fair value	$10	$91	$6,523		$1,567		$55		$8,246		—	$191
Amortized cost	9	90	6,380		1,505		71		8,055		4.92%	162

SEPTEMBER 30, 2008
Fair value	$10	$90	$6,468		$1,534		$94		$8,196		—	$195
Amortized cost	10	92	6,368		1,511		98		8,079		4.95%	158

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $109 million of securities at September 30, 2009, that have no stated yield.

(e)	Included in “discontinued assets” on the balance sheet.
Held-to-maturity securities. Foreign bonds and capital securities constitute most of our held-to-maturity securities. Figure 24 shows the composition, yields and remaining maturities of these securities.
Figure 24. Held-to-Maturity Securities

	States and					Weighted-
	Political	Other				Average
dollars in millions	Subdivisions	Securities		Total		Yield (a)

SEPTEMBER 30, 2009
Remaining maturity:
One year or less	$1	$4		$5		3.75%
After one through five years	2	17		19		4.29

Amortized cost	$3	$21		$24		4.13%
Fair value	3	21		24		—
Weighted-average yield (a)	8.53%	3.02	%(b)	4.13	%(b)	—
Weighted-average maturity	1.6 years	2.3 years		2.2 years		—

DECEMBER 31, 2008
Amortized cost	$4	$21		$25		4.34%
Fair value	4	21		25		—

SEPTEMBER 30, 2008
Amortized cost	$7	$21		$28		5.81%
Fair value	7	21		28		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $8 million of securities at September 30, 2009, that have no stated yield.

Other investments
Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 65% of other investments at September 30, 2009. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($935 million at September 30, 2009, $990 million at December 31, 2008, and $1.0 billion at September 30, 2008).
In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.
Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. Among other things, our review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history and our knowledge of the industry. During the first nine months of 2009, net losses from our principal investing activities totaled $84 million, which includes $69 million of net unrealized losses. These net losses are recorded as “net losses from principal investing” on the income statement.
Deposits and other sources of funds
Domestic deposits are our primary source of funding. During the third quarter of 2009, these deposits averaged $67.4 billion, and represented 79% of the funds we used to support loans and other earning assets, compared to $61.7 billion and 72% during the same quarter in 2008. The composition of our deposits is shown in Figure 9, which spans pages 76 and 77.
The increase in average domestic deposits compared to the third quarter of 2008 was due to growth in certificates of deposit of $100,000 or more, other time deposits and noninterest-bearing deposits, offset in part by a decline in NOW and money market deposit accounts. This change in the composition of domestic deposits was attributable to two primary factors:
♦	Competition for deposits in the markets in which we operate remained strong, and consumer preferences shifted to higher-yielding certificates of deposit from NOW and money market deposit accounts as a result of the declining interest rate environment. However, during the third quarter of 2009, NOW and money market deposit accounts increased as higher-rate certificates of deposit issued in 2008 matured, and current certificate of deposit rates looked less attractive to clients. We expect this trend to continue into the fourth quarter of 2009 as maturing certificates of deposit continue to reprice at lower market rates.

♦	Our corporate clients focused on reducing their transaction service charges by maintaining higher balances in their noninterest-bearing deposit accounts, especially in light of the low interest rate environment. The higher balances in these accounts also reflect new FDIC rules that temporarily provide for full insurance coverage for qualifying noninterest-bearing deposit accounts in excess of the current standard maximum deposit insurance amount of $250,000. More specific information regarding this extended insurance coverage is included in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 98.
Purchased funds, consisting of deposits in our foreign office and short-term borrowings, averaged $3.3 billion during the third quarter of 2009, compared to $10.2 billion during the year-ago quarter. The reduction from the third quarter of 2008 is attributable to a $2.1 billion decrease in foreign office deposits, a $3.8 billion decline in bank notes and other short-term borrowings, and a $904 million reduction in federal funds purchased and securities sold under agreements to repurchase. During the first nine months of 2008, we used purchased funds more heavily to accommodate borrowers’ increased reliance on commercial lines of credit in the volatile capital markets environment in which the availability of long-term funding had been restricted. During the first nine months of 2009, we reduced our reliance on wholesale funding, which was facilitated by improved liquidity for borrowers in the commercial paper market and a reduction in the demand for commercial lines of credit.
Substantially all of our domestic deposits are insured up to applicable limits by the FDIC. Accordingly, we are subject to deposit insurance premium assessments by the FDIC. Under current law, the FDIC is required to maintain the DIF reserve ratio within the range of 1.15% to 1.50% of estimated insured deposits. Current law also requires the FDIC to implement a restoration plan when it determines that the DIF reserve ratio has fallen, or will fall within six months, below 1.15% of estimated insured deposits. As of March 31, 2009, the DIF reserve ratio was .27%. Consequently, the FDIC has established a restoration plan under which all depository institutions, regardless of risk, paid a $.07 additional annualized deposit insurance assessment on June 30, 2009, for each $100 of assessable domestic deposits as of March 31, 2009. Under a final rule approved in May 2009, the FDIC also imposed on all insured depository institutions a special assessment equal to five basis points of total assets less Tier 1 capital as of June 30, 2009, not to exceed ten basis points of assessable domestic deposits as of June 30, 2009. Our second quarter 2009 special assessment, which was paid on September 30, 2009, totaled $44 million.
Additionally, effective April 1, 2009, under a revised risk-based assessment system, which is being implemented as part of the FDIC’s restoration plan, annualized deposit insurance assessments for all insured depository institutions will range from $.07 to $.775 for each $100 of assessable domestic deposits as of June 30, 2009, and quarterly thereafter, based on the institution’s risk category, which, under the revised risk-based assessment program is determined and assessed on a quarterly basis by the FDIC. In addition to these assessments, an annualized fee of 10 basis points has been assessed on qualifying noninterest-bearing transaction account balances in excess of $250,000 in conjunction with the Transaction Account Guarantee component of the FDIC’s TLGP discussed in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 98.
As a result of the above assessments, our total FDIC deposit insurance assessment increased by $133 million during the first nine months of 2009, compared to the same period one year ago.
Under the current rule, the FDIC may impose additional special assessments for the third and fourth quarters of 2009 if they estimate the DIF reserve ratio to fall to a level that the FDIC believes would adversely affect public confidence, or which is close to zero or negative at the end of a quarter. The FDIC did not impose a special assessment for the third quarter of 2009. The FDIC’s current authority to impose additional special assessments expires on January 1, 2010.
However, in September 2009, the FDIC proposed an amended DIF restoration plan that would require depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, along with their regularly scheduled risk-based assessment for the third quarter of 2009. We estimate that the amount of our prepayment would be in the range of $500 million to $525 million. Under this proposal, no additional special assessments will be imposed in 2009, and current assessment rates will be maintained through December 31, 2010. Effective January 1, 2011, there would be a uniform increase in the risk-based assessment rates of three basis points. Comments on this proposal were due to the FDIC by October 28, 2009.
Capital
Total shareholders’ equity at September 30, 2009, was $11.0 billion, up $490 million from December 31, 2008. Factors contributing to the change in shareholders’ equity during the first nine months of 2009 are shown in the statement of changes in equity presented on page 5. During the second and third quarters of 2009, we took the following actions to further strengthen our capital position.

Supervisory Capital Assessment Program and our capital-generating activities
During the second quarter of 2009, we took several actions to further strengthen our capital position in connection with the results of the SCAP assessment, which required us to generate $1.8 billion of additional Tier 1 common equity. These actions included an “at-the-market” offering of common shares, a Series A Preferred Stock exchange offer for common shares, an institutional capital securities exchange offer for common shares, the sale of certain securities, and a reduction of dividend and interest obligations on the exchanged securities. More specific information on the steps taken by us to execute upon our capital plan and the SCAP assessment is included in the section entitled “Capital,” which begins on page 87 of KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2009, and in Note 11 (“Shareholders’ Equity”), which begins on page 34 of this report.
We have complied with the requirements of the SCAP assessment, having generated total Tier 1 common equity in excess of $1.8 billion. Successful completion of our second quarter capital transactions has strengthened our capital framework, having improved KeyCorp’s Tier 1 common equity ratio, which will benefit us should economic conditions worsen or any recovery of economic conditions be delayed.
In an effort to further enhance our Tier 1 common equity, on July 8, 2009, we commenced a separate, SEC-registered offer to exchange common shares, $1 par value, for any and all capital securities issued by the KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, KeyCorp Capital IX and KeyCorp Capital X trusts. As of July 21, 2009, holders of approximately $534 million aggregate liquidation preference of capital securities had indicated that they would be tendering securities in the retail capital securities exchange offer, subject to applicable withdrawal rights. We announced on July 22, 2009, that we would limit the total aggregate liquidation preference of capital securities that we will accept in this exchange offer to $500 million. In connection with this exchange offer, which expired on August 4, 2009, we issued 81,278,214 common shares, or 9.25% of the issued and outstanding common shares at August 4, 2009. The exchange ratios for this exchange offer, which ranged from 3.8289 to 4.1518 common shares per $25 liquidation preference of capital securities, were based on the timing of each investor’s tender offer and the trust from which the capital securities were tendered. The retail capital securities exchange offer generated approximately $505 million of additional Tier 1 common equity.
Preferred stock private exchanges
During April and May 2009, we entered into agreements with certain institutional shareholders who had contacted us to exchange Series A Preferred Stock held by the institutional shareholders for common shares, $1 par value. More specific information on these preferred stock exchanges is included in Note 11.
Dividends
During the third quarter of 2009, we made a $31 million cash dividend payment to the U.S. Treasury on our Series B Preferred Stock. This is the third of such quarterly payments that we have made after having raised $2.5 billion of additional capital during the fourth quarter of 2008 as a participant in the U.S. Treasury’s CPP.
On September 17, 2009, the Board of Directors declared the fourth quarter dividend in the amount of $31 million, payable to the U.S. Treasury on November 16, 2009, on our Series B Preferred Stock.
On July 17, 2009, the Board of Directors declared a cash dividend of $1.9375 per share of Series A Preferred Stock. The dividend was paid on September 15, 2009, to shareholders of record on August 28, 2009. The Board also declared a cash dividend of $.01 per share on common shares that was paid on September 15, 2009, to holders of record on September 1, 2009. In May 2009, the Board resolved to reduce our quarterly dividend on common shares to $.01 per share ($.04 annualized) from $.0625 per share ($.25 annualized), commencing in the second quarter of 2009.

Common shares outstanding
Our common shares are traded on the New York Stock Exchange under the symbol KEY. At September 30, 2009:
♦	Book value per common share was $9.39 based on 878.6 million shares outstanding, compared to $14.97, based on 495.0 million shares outstanding at December 31, 2008, and $16.16, based on 494.8 million shares outstanding at September 30, 2008.

♦	Tangible book value per common share was $8.29, compared to $12.41 at December 31, 2008, and $12.66 at September 30, 2008.
Figure 25 shows activities that caused the change in outstanding common shares over the past five quarters.
Figure 25. Changes in Common Shares Outstanding

	2009			2008
in thousands	Third	Second	First	Fourth	Third

Shares outstanding at beginning of period	797,246	498,573	495,002	494,765	485,662
Common shares exchanged for capital securities	81,278	46,338	—	—	—
Common shares exchanged for Series A Preferred Stock	—	46,602	—	—	—
Common shares issued	—	205,439	—	—	7,066
Shares reissued under employee benefit plans	35	294	3,571	237	2,037

Shares outstanding at end of period	878,559	797,246	498,573	495,002	494,765

As shown above, common shares outstanding increased by 81.3 million shares during the third quarter of 2009, due primarily to the capital-generating activities previously discussed.
At September 30, 2009, we had 67.8 million treasury shares, compared to 89.1 million treasury shares at December 31, 2008, and 89.3 million at September 30, 2008. During the second quarter of 2009, we reissued treasury shares in connection with the Series A Preferred Stock private exchanges. We expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
We repurchase common shares periodically in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The program does not have an expiration date, and we have outstanding Board authority to repurchase 14.0 million shares. We did not repurchase any common shares during the first nine months of 2009. Further, in accordance with the terms of our participation in the CPP, until the earlier of three years after the issuance of, or such time as the U.S. Treasury no longer holds any Series B Preferred Stock issued by us under that program, we will not be able to repurchase any of our common shares without the approval of the U.S. Treasury, subject to certain limited exceptions (e.g., for purchases in connection with benefit plans). Additional information regarding our participation in the CPP is included under the heading “Emergency Economic Stabilization Act of 2008” on page 98.
Capital availability and management
As a result of recent market disruptions, the availability of capital (principally to financial services companies) has become severely restricted. While some companies, like ours, have been successful in raising additional capital, the cost of that capital has been substantially higher than the prevailing market rates prior to the volatility. We cannot predict when or if the markets will return to more favorable conditions.
We determine how capital is to be strategically allocated among our businesses to maximize returns and strengthen core relationship businesses. In that regard, we will continue to emphasize our relationship strategy.

Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. Our ratio of total shareholders’ equity to total assets was 11.31% at September 30, 2009, compared to 10.03% at December 31, 2008, and 8.54% at September 30, 2008. Our ratio of tangible common equity to tangible assets was 7.58% at September 30, 2009, compared to 5.95% at December 31, 2008, and 6.29% at September 30, 2008.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. See Note 14 (“Shareholders Equity”), which begins on page 102 of KeyCorp’s 2008 Annual Report to Shareholders, for an explanation of the implications of failing to meet these specific capital requirements.
Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of September 30, 2009, our Tier 1 risk-based capital ratio was 12.61%, and total risk-based capital ratio was 16.65%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of September 30, 2009, we had a leverage ratio of 12.07%.
Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the SCAP, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 capital, known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 capital less preferred stock, qualifying capital securities and minority interests in subsidiaries) generally should be the dominant element in Tier 1 capital, such a focus is consistent with existing capital adequacy guidelines and does not imply a new or ongoing capital standard. Because Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 5 on pages 67 and 68 reconciles shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure.
At September 30, 2009, we had a net deferred tax asset of $476 million; previously we had been in a net deferred tax liability position. Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. Based on these restrictions, at September 30, 2009, $285 million of our net deferred tax asset was deducted from Tier 1 capital and risk-weighted assets. We anticipate that the amount of our net deferred tax asset disallowed for risk-based capital purposes will increase in coming quarters until we begin to generate taxable income and, as a result, will continue to adversely impact our risk-based capital ratios.
Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” KeyCorp’s affiliate bank, KeyBank, qualified as “well capitalized” at September 30, 2009, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, we would qualify as “well capitalized” at September 30, 2009. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or KeyBank.

Figure 26 presents the details of our regulatory capital position at September 30, 2009, December 31, 2008, and September 30, 2008.
Figure 26. Capital Components and Risk-Weighted Assets

	September 30,	December 31,	September 30,
dollars in millions	2009	2008	2008

TIER 1 CAPITAL
Key shareholders’ equity	$10,970	$10,480	$8,651
Qualifying capital securities	1,790	2,582	2,582
Less: Goodwill (a)	917	1,138	1,595
Accumulated other comprehensive income (b)	11	76	107
Other assets (c)	406	203	212

Total Tier 1 capital	11,426	11,645	9,319

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (d)	1,167	1,352	1,375
Net unrealized gains on equity securities available for sale	6	—	—
Qualifying long-term debt	2,486	2,819	2,819

Total Tier 2 capital	3,659	4,171	4,194

Total risk-based capital	$15,085	$15,816	$13,513

TIER 1 COMMON EQUITY
Tier 1 capital	$11,426	$11,645	$9,319
Less: Qualifying capital securities	1,790	2,582	2,582
Series B Preferred Stock	2,426	2,414	—
Series A Preferred Stock	291	658	658

Total Tier 1 common equity	$6,919	$5,991	$6,079

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$73,746	$84,922	$86,093
Risk-weighted off-balance sheet exposure	19,037	22,979	24,354
Less: Goodwill (a)	917	1,138	1,595
Other assets (c)	1,494	1,162	1,020
Plus: Market risk-equivalent assets	1,791	1,589	1,423

Gross risk-weighted assets	92,163	107,190	109,255
Less: Excess allowance for loan losses (d)	1,576	505	238

Net risk-weighted assets	$90,587	$106,685	$109,017

AVERAGE QUARTERLY TOTAL ASSETS	$97,092	$107,639	$103,087

CAPITAL RATIOS
Tier 1 risk-based capital	12.61%	10.92%	8.55%
Total risk-based capital	16.65	14.82	12.40
Leverage (e)	12.07	11.05	9.28
Tier 1 common equity	7.64	5.62	5.58

(a)	Goodwill includes $25 million at December 31, 2008, and $18 million at September 30, 2008, classified as “discontinued assets” on the balance sheet.

(b)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(c)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $285 million at September 30, 2009, disallowed intangible assets (excluding goodwill), and deductible portions of nonfinancial equity investments.

(d)	The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The excess allowance for loan losses includes $164 million of allowance classified as “discontinued assets” on the balance sheet.

(e)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to accumulated other comprehensive income resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

Emergency Economic Stabilization Act of 2008
On October 3, 2008, former President Bush signed into law the EESA. The TARP provisions of the EESA provide broad authority to the Secretary of the U.S. Treasury to restore liquidity and stability to the United States financial system, including the authority to purchase up to $700.0 billion of “troubled assets”— mortgages, mortgage-backed securities and certain other financial instruments. While the key feature of TARP provides the Treasury Secretary the authority to purchase and guarantee types of troubled assets, other programs have emerged out of the authority and resources authorized by the EESA, as follows:
The TARP Capital Purchase Program. Under the CPP, in November 2008, we issued $2.4 billion of cumulative preferred stock (Series B Preferred Stock), which was purchased by the U.S. Treasury, and granted a warrant to purchase 35.2 million common shares to the U.S. Treasury at a fair value of $87 million. Terms and conditions of the program are available at the U.S. Treasury website, www.ustreas.gov/initiatives/eesa. Currently, bank holding companies that issue preferred stock to the U.S. Treasury under the CPP are permitted to include such capital instruments in Tier 1 capital for purposes of the Federal Reserve’s risk-based and leverage capital rules, and guidelines for bank holding companies.
FDIC’s standard maximum deposit insurance coverage limit increase. The EESA, as amended by the Helping Families Save Their Homes Act of 2009, provides for a temporary increase in the FDIC standard maximum deposit insurance coverage limit for all deposit accounts from $100,000 to $250,000. This temporary increase expires on December 31, 2013.
Temporary Liquidity Guarantee Program
On October 14, 2008, the FDIC announced its TLGP to strengthen confidence and encourage liquidity in the banking system. Under the FDIC’s Final Rule, 12 C.F.R. 370, as amended, the TLGP has two components: (i) a “Transaction Account Guarantee” for funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000, and (ii) a “Debt Guarantee” for qualifying newly issued senior unsecured debt of insured depository institutions, their holding companies and certain other affiliates of insured depository institutions designated by the FDIC for debt issued until October 31, 2009.
On September 1, 2009, a final rule published in the Federal Register announced the FDIC’s extension of the transaction account guarantee component of the TLGP for a period of six months until June 30, 2010, for those institutions currently participating in this program. Institutions that elect to participate in the extension will experience an increase in their quarterly annualized fee from 10 basis points to between 15 and 25 basis points based on their risk rating. On November 2, 2009, KeyBank chose to continue its participation in the program.
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

In October 2009, the FDIC adopted a final rule for concluding the debt guarantee component of the TLGP. Under the final rule, qualifying financial institutions were permitted to issue FDIC-guaranteed debt until October 31, 2009, with the FDIC’s guarantee expiring no later than December 31, 2012. However, the FDIC has established a limited emergency guarantee facility that permits insured depository institutions and certain other participating entities that have issued FDIC-guaranteed debt under the TLGP by September 9, 2009, to apply to the FDIC to issue FDIC-guaranteed debt for an additional six months (i.e., the FDIC will guarantee senior unsecured debt issued on or before April 30, 2010). We have no plans to issue any additional debt under the TLGP.
On March 16, 2009, KeyCorp issued $438 million of floating-rate senior notes due April 16, 2012, under the Debt Guarantee. This brings the total amount of debt issued by us under the TLGP to $1.9 billion. For further information on the Temporary Liquidity Guarantee Program, see the section entitled “Capital,” which begins on page 48 of KeyCorp’s 2008 Annual Report to Shareholders.
Financial Stability Plan
On February 10, 2009, the U.S. Treasury announced its FSP to alleviate uncertainty, restore confidence, and address liquidity and capital constraints. The primary components of the FSP are the CAP, including the SCAP, the TALF, the PPIP, the Affordable Housing and Foreclosure Mitigation Efforts Initiative, and the Small Business and Community Lending Initiative designed to increase lending to small businesses. Additional information regarding certain primary aspects of the TALF and PPIP is included in the “Capital” section under the heading “Financial Stability Plan” on page 46 of KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2009. More specific information regarding the CAP, including the SCAP, is presented in the “Capital” section under the heading “Financial Stability Plan” on page 93 of KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2009.
As announced on May 7, 2009, under the SCAP assessment, our regulators determined that we needed to generate $1.8 billion in additional Tier 1 common equity or contingent common equity (i.e., mandatorily convertible preferred shares). As required by SCAP, we submitted a comprehensive capital plan to the Federal Reserve Bank of Cleveland on June 1, 2009, describing our action plan for raising the required amount of additional Tier 1 common equity from nongovernmental sources. We have complied with the requirements of the SCAP assessment, having generated total Tier 1 common equity in excess of $1.8 billion. The steps outlined in our capital plan include the capital-generating activities discussed in Note 11.

Risk Management
Overview
Like other financial services companies, we engage in business activities with inherent risks. The ability to properly and effectively identify, measure, monitor and report such risks is essential to maintaining safety and soundness and maximizing profitability. We believe that the most significant risks we face are market risk, liquidity risk, credit risk and operational risk, and that these risks must be managed across the entire enterprise. We continue to enhance our Enterprise Risk Management practices and program, and use a risk-adjusted capital framework to manage these risks. This framework is approved and managed by the Risk Capital Committee, which consists of senior finance, risk management and business executives. Each type of risk is defined and discussed in greater detail in the remainder of this section. Consistent with the SCAP assessment, federal banking regulators are reemphasizing with financial institutions the importance of a number of risk, capital and liquidity management issues as part of an institution’s overall capital management strategy. We believe our internal risk management processes are geared towards achieving and maintaining capital levels that are commensurate with our business activities and risks, and comport with regulatory expectations in this environment. To further enhance our risk management, capital and liquidity assessment processes, we, along with Key’s Board of Directors, are engaged in a comprehensive review of policies and practices, and expect to implement a number of enhancements, including the refinement of appropriate risk tolerances, the enhancement of existing “early warning” risk triggers, and the modification of contingency planning pertaining to capital and liquidity. In addition, we are working to refine reporting and corporate governance practices relating to risk in order to enhance the identification, assessment and reporting of risks.
Key’s Board of Directors has established and follows a corporate governance program that serves as the foundation for managing and mitigating risk. In accordance with this program, the Board focuses on the interests of shareholders, encourages strong internal controls, demands management accountability, mandates that employees adhere to Key’s code of ethics and administers an annual self-assessment process. The Audit and Risk Management committees help the Board meet these risk oversight responsibilities. The responsibilities of these two committees are summarized on page 54 of KeyCorp’s 2008 Annual Report to Shareholders.
Market risk management
The values of some financial instruments vary not only with changes in market interest rates but also with changes in foreign exchange rates. Financial instruments also are susceptible to factors influencing valuations in the equity securities markets and other market-driven rates or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. The holder of a financial instrument faces “market risk” when the value of the instrument is tied to such external factors. Most of our market risk is derived from interest rate fluctuations.
Interest rate risk management
Interest rate risk, which is inherent in the banking industry, is measured by the potential for fluctuations in net interest income and the economic value of equity. Such fluctuations may result from changes in interest rates, and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. To minimize the volatility of net interest income and the economic value of equity, we manage exposure to interest rate risk in accordance with policy limits established by the Risk Management Committee of the Board of Directors.
Interest rate risk positions can be influenced by a number of factors other than changes in market interest rates, including economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and the level of interest rate exposure arising from basis risk, gap risk, yield curve risk and option risk. Each of these risks is defined in the “Market Risk Management” discussion, which begins on page 54 of KeyCorp’s 2008 Annual Report to Shareholders.

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the composition of our on- and off-balance sheet positions, and the current interest rate environment. The simulation assumes that changes in our on- and off-balance sheet positions will reflect recent product trends, goals established by the Capital Allocation Committee and consensus economic forecasts.
Typically, the amount of net interest income at risk is measured by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion. In light of the low interest rate environment, we modified the standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 25 basis points over two months with no change over the following ten months. After calculating the amount of net interest income at risk, we compare that amount with the base case of an unchanged interest rate environment. The analysis also considers sensitivity to changes in a number of other variables, including other market interest rates and deposit mix. In addition, we assess the potential effect of different shapes in the yield curve, including a sustained flat yield curve and an inverted slope yield curve (the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity). We also perform stress tests to measure the effect on net interest income of an immediate change in market interest rates, as well as changes in assumptions related to the pricing of deposits without contractual maturities, prepayments on loans and securities, loan and deposit growth, and wholesale funding and capital management activities.
Simulation analysis produces only a sophisticated estimate of interest rate exposure based on assumptions and judgments related to balance sheet growth, customer behavior, new products, new business volume, product pricing, behavior of market interest rates and anticipated hedging activities. We tailor the assumptions to the specific interest rate environment and yield curve shape being modeled, and validate those assumptions on a regular basis. Our simulations are performed with the assumption that interest rate risk positions will be actively managed through the use of on- and off-balance sheet financial instruments to achieve the desired risk profile. Actual results may differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, actual hedging strategies employed, changes in balance sheet composition, and repercussions from unanticipated or unknown events.
Figure 27 presents the results of the simulation analysis at September 30, 2009 and 2008. At September 30, 2009, our simulated exposure to a change in short-term rates was moderately asset-sensitive. ALCO policy limits for risk management call for corrective measures if simulation modeling demonstrates that a gradual increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 27, we are operating within these limits.
Figure 27. Simulated Change in Net Interest Income

September 30, 2009

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.92%	+2.68%

September 30, 2008

Basis point change assumption (short-term rates)	-150	+200
ALCO policy limits	-2.00%	-2.00%

Interest rate risk assessment	+.45%	+.34%

As interest rates declined throughout 2008 and remained at low levels through the first nine months of 2009, we gradually shifted from a liability-sensitive position to an asset-sensitive position through increased client demand for fixed-rate certificates of deposit and a number of capital-raising transactions. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the actual volume, mix and maturity of loan and deposit flows, and the execution of hedges. Our strategies for using the excess funds generated from the recent strong deposit growth and decline in loan balances will also affect our interest rate risk positioning. Additional hedging activities are proactively evaluated based on our decisions to adjust the interest rate risk profile as changes occur to the configuration of the balance sheet and the outlook for the economy.
We also conduct simulations that measure the effect of changes in market interest rates in the second year of a two-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, we simulate changes to the EVE as discussed in the following section.
Economic value of equity modeling. EVE complements net interest income simulation analysis since it estimates risk exposure beyond twelve- and twenty-four month horizons. EVE measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets and liabilities. Under the current level of market interest rates, the calculation of EVE under an immediate 200 basis point decrease in interest rates results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We take corrective measures if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. We are operating within these guidelines.
Management of interest rate exposure. We use the results of our various interest rate risk analyses to formulate strategies to achieve the desired risk profile within the parameters of our capital and liquidity guidelines. Specifically, we actively manage interest rate risk positions by purchasing securities, issuing term debt with floating or fixed interest rates, and using derivatives — predominantly in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities.
Figure 28 shows all swap positions which we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our balance sheet, see Note 15 (“Derivatives and Hedging Activities”), which begins on page 40.
Figure 28. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2009
			Weighted-Average			September 30, 2008
	Notional	Fair	Maturity	Receive	Pay	Notional	Fair
dollars in millions	Amount	Value	(Years)	Rate	Rate	Amount	Value

Receive fixed/pay variable — conventional A/LM (a)	$14,518	$69	1.0	1.2%	.3%	$11,138	$73
Receive fixed/pay variable — conventional debt	5,220	436	15.1	5.2	.8	5,894	197
Pay fixed/receive variable — conventional debt	706	3	4.8	.6	3.2	874	(26)
Foreign currency — conventional debt	2,664	(148)	1.5	1.0	.6	2,659	(215)

Total portfolio swaps	$23,108	$360	4.4	2.1%	.5%	$20,565	$29

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
Trading portfolio risk management
Our trading portfolio is described in Note 15. We use a VAR simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of our trading portfolio. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter.

We manage exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Risk Capital Committee. At September 30, 2009, the aggregate one-day trading limit set by the committee was $6.9 million. We are operating within these constraints. During the first nine months of 2009, our aggregate daily average, minimum and maximum VAR amounts were $2.9 million, $2.4 million and $3.7 million, respectively. During the same period one year ago, our aggregate daily average, minimum and maximum VAR amounts were $2.5 million, $1.7 million and $4.3 million, respectively.
In addition to comparing VAR exposure against limits on a daily basis, we monitor loss limits, use sensitivity measures and conduct stress tests. We report our market risk exposure to our Risk Capital Committee and the Risk Management Committee of the Board of Directors.
Liquidity risk management
We define “liquidity” as the ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Liquidity management involves maintaining sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets and liabilities under both normal and adverse conditions.
Governance structure
We manage liquidity for all of our affiliates on an integrated basis. This approach considers the unique funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions. It also recognizes that adverse market conditions or other events that could negatively affect the availability or cost of liquidity will affect the access of all affiliates to money market funding.
Oversight of the liquidity risk management process is governed by the Risk Management Committee of the Board of Directors, the KeyBank Board of Directors and the ALCO. These committees regularly review various liquidity reports, including liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, funding erosion analyses and goal tracking reports. These committee reviews generate a discussion of positions, trends and directives on liquidity risk. In addition, we use a variety of daily liquidity reports to monitor the daily flow of funds. In the current environment where liquidity pressures are elevated, a heightened level of monitoring and management is in place.
Sources of liquidity
Our primary sources of funding include customer deposits, wholesale funding and capital. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or liquid assets. Conversely, excess cash generated by operating, investing and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets. We actively manage liquidity using a variety of nondeposit sources, including short- and long-term debt, and secured borrowings.
Factors affecting liquidity
Our liquidity could be adversely affected by both direct and indirect circumstances. Examples of a direct event would be a downgrade in our public credit ratings by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or in other financial measures, or a significant merger or acquisition. Examples of indirect events unrelated to us that could have an effect on our access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general may adversely affect the cost and availability of normal funding sources.

Managing liquidity risk
We regularly monitor our funding sources and measure our capacity to obtain funds in a variety of scenarios, in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, in order to better manage liquidity risk, we perform a monthly hypothetical erosion stress test for both KeyCorp and KeyBank. This analysis forecasts potential future liquidity scenarios under various funding constraints and time periods.
In a “heightened monitoring mode,” which we are currently under, we may conduct the hypothetical erosion stress tests more frequently, and revise assumptions so the stress tests are more strenuous and reflect the changed market environment. These stress tests determine the periodic effects of major interruptions to our access to funding markets and the adverse effect on our ability to fund our normal operations. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed.
Under our stress test relating to risks under the current environment, we could continue to meet our financial obligations and fund our operations for at least one year without reliance on extraordinary government intervention.
Most credit markets in which we participate and rely upon as sources of funding have been significantly disrupted and highly volatile since July 2007. During the third quarter of 2009, our secured borrowings matured and were not replaced. The capacity to utilize secured borrowings is still in place as a contingent funding source. We continue to reposition our balance sheet to reduce future reliance on wholesale funding and increase the liquid asset portfolio.
We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The Plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. We continue to maintain a large balance in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. The large balance in our Federal Reserve account, as well as the unpledged securities in our investment portfolio, provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities established at the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland to facilitate short-term liquidity requirements. As of September 30, 2009, our unused secured borrowing capacity was $14.9 billion at the Federal Reserve and $4.1 billion at the Federal Home Loan Bank. Additionally, at September 30, 2009, we maintained net federal funds of $2.1 billion at the Federal Reserve.
During the third quarter of 2009, we continued to increase the portion of our earning assets invested in highly liquid, unpledged securities. We intend to pledge some or all of these securities to our secured borrowing facility at the Federal Home Loan Bank in an effort to increase our secured borrowing capacity, as well as our available short-term liquidity.
Long-term liquidity strategy
Our long-term liquidity strategy is to reduce our reliance on wholesale funding. Our Community Banking unit, which represents our core business, supports our client-driven relationship strategy, which will enable us to achieve greater reliance on deposit-based funding, thus, reducing our liquidity risk.

Our liquidity position and recent activity
Over the past twelve months, we have increased our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid assets to be held as insurance against a range of potential liquidity stress scenarios. Liquidity stress scenarios include the loss of access to either unsecured or secured funding sources, as well as draws on unfunded commitments and significant deposit withdrawals. At September 30, 2009, our liquid asset portfolio totaled $9.5 billion, consisting of $2.1 billion of net federal funds and $7.4 billion in unencumbered, high quality securities.
From time to time, KeyCorp or its principal subsidiary, KeyBank, may seek to retire, repurchase or exchange outstanding debt, capital securities or preferred stock through cash purchase, privately negotiated transactions or otherwise. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions and other factors. The amounts involved may be material.
We generate cash flows from operations, and from investing and financing activities. During the first nine months of 2009, paydowns on loans, maturities of short-term investments, and prepayments and maturities of securities available for sale provided significant cash inflows from investing activities. Additionally, securities sold in connection with the repositioning of the securities portfolio provided a primary source of cash from investing activities during the second quarter of 2009. Purchases of securities available for sale required the greatest use of cash during the first nine months of 2009. Sales, prepayments and maturities of securities available for sale were the greatest sources of cash from investing activities during the first nine months of 2008, while lending and purchases of securities available for sale required the greatest use of cash.
During the first nine months of 2009, we used the proceeds from the loan paydowns and maturities of short-term investments, along with deposit growth and the issuance of common shares, to fund the paydown of short-term borrowings and long-term debt, and to grow our securities available-for-sale portfolio. We used long-term debt to pay down short-term borrowings and partially fund the growth in portfolio loans during the first nine months of 2008. Issuances of common shares and preferred stock also provided a significant inflow of cash from financing activities during the second quarter of 2008.
The consolidated statements of cash flows on page 6 summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2009 and 2008.
Liquidity for KeyCorp
The parent company has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.
Our primary tool for assessing parent company liquidity is the net short-term cash position, which measures the ability to fund debt maturing in twelve months or less with existing liquid assets. Another key measure of parent company liquidity is the “liquidity gap,” which represents the difference between projected liquid assets and anticipated financial obligations over specified time horizons. We generally rely upon the issuance of term debt to manage the liquidity gap within targeted ranges assigned to various time periods.
In addition, we occasionally guarantee a subsidiary’s obligations in transactions with third parties. We closely monitor the extension of such guarantees to ensure that we retain ample liquidity to satisfy these obligations.
The parent company has typically met its liquidity requirements principally through receiving regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first nine months of 2009, KeyBank did not pay any dividends to the parent, and nonbank subsidiaries paid the parent a total of $.8 million in dividends. As of the close of business on September 30, 2009, KeyBank would not have been permitted to pay dividends to the parent without prior regulatory approval. During the first nine months of 2009, the parent made capital infusions of $850 million to KeyBank.
The parent company generally maintains excess funds in interest-bearing deposits in an amount sufficient to meet projected debt maturities over the next twelve months. At September 30, 2009, the parent company held $4.1 billion in short-term investments, which we projected to be sufficient to meet all of our debt repayment obligations.
During the first quarter of 2009, KeyCorp issued $438 million of FDIC-guaranteed floating-rate senior notes under the TLGP, which are due April 16, 2012. More specific information regarding this program and our participation is included in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 98.
Liquidity programs
We have several programs, as described below, which enable the parent company and KeyBank to raise funds in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.
Bank note program. KeyBank’s note program provides for the issuance of up to $20.0 billion of notes. These notes may have original maturities from thirty days up to thirty years. During the first nine months of 2009, KeyBank did not issue any notes under this program. At September 30, 2009, $16.5 billion was available for future issuance.
Euro medium-term note program. Under our Euro medium-term note program, KeyCorp and KeyBank may, subject to the completion of certain filings, issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KeyBank and $1.0 billion by KeyCorp). The notes are offered exclusively to non-U.S. investors, and can be denominated in U.S. dollars or foreign currencies. We did not issue any notes under this program during the first nine months of 2009. At September 30, 2009, $7.6 billion was available for future issuance.
KeyCorp shelf registration, including medium-term note program. In June 2008, KeyCorp filed an updated shelf registration statement with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. During the same month, KeyCorp filed an updated prospectus supplement, renewing a medium-term note program that permits KeyCorp to issue notes with original maturities of nine months or more. KeyCorp issued $438 million of medium-term notes during the first nine months of 2009, all of which were FDIC-guaranteed under the TLGP.
KeyCorp’s Board of Directors has also authorized an equity shelf program pursuant to which we conduct “at-the-market” offerings of our common shares. On May 11, 2009, we commenced a public “at-the-market” offering of up to $750 million in aggregate gross proceeds of common shares, $1 par value, and filed a prospectus supplement to KeyCorp’s existing automatic shelf registration statement on file with the SEC in connection with such offering. We subsequently increased the aggregate gross sales price of the common shares to be issued to $1.0 billion on June 2, 2009, and, on the same date, announced that we had successfully issued all $1.0 billion in additional common shares. In conjunction with the common stock offering, we issued 205,438,975 shares at an average price of $4.87 per share and raised a total of $987 million in net proceeds. We do not currently plan to seek additional authority from the Board of Directors to conduct further “at-the-market” offerings. KeyCorp’s equity shelf program serves as an available source of liquidity, subject to Board approval for future issuances of common shares and the completion of certain supplemental SEC filings.

KeyCorp also maintains a shelf registration for the issuance of capital securities or preferred stock, which serves as an additional source of liquidity. At September 30, 2009, KeyCorp had authorized and available for issuance up to $1.5 billion of additional debt securities under the medium-term note program and up to $1.3 billion of preferred stock or capital securities.
Commercial paper. KeyCorp has a commercial paper program that provides funding availability of up to $500 million. At September 30, 2009, there were no borrowings outstanding under this program.
Credit ratings
Our credit ratings at September 30, 2009, are shown in Figure 29. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to effect future offerings of securities that would be marketable to investors. Current conditions in the capital markets are not normal, and for regional banking institutions such as us, access to the capital markets for unsecured term debt continues to be severely restricted, with investors requiring historically wide spreads over “benchmark” U.S. Treasury obligations and LIBOR indices.
If the securities of KeyCorp and/or KeyBank suffer ratings downgrades, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us, thereby curtailing our business operations and reducing our ability to generate income. Downgrades of the credit ratings of our securities, particularly if they are below investment-grade, could have a material adverse effect on us.
Figure 29. Credit Ratings

			Senior	Subordinated		Series A
	TLGP	Short-Term	Long-Term	Long-Term	Capital	Preferred
September 30, 2009	Debt	Borrowings	Debt	Debt	Securities	Stock

KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	AAA	A-2	BBB+	BBB	BB	BB
Moody’s	Aaa	P-2	Baa1	Baa2	Baa2	Baa3
Fitch	AAA	F1	A-	BBB+	BBB	BBB
DBRS	AAA	R-1 (low)	A (low)	BBB (high)	BBB (high)	BB (high)

KEYBANK
Standard & Poor’s	AAA	A-2	A-	BBB+	N/A	N/A
Moody’s	Aaa	P-1	A2	A3	N/A	N/A
Fitch	AAA	F1	A-	BBB+	N/A	N/A
DBRS	AAA	R-1 (low)	A	A (low)	N/A	N/A

KNSF Amalco (a)
DBRS (b)	N/A	R-1 (low)	A	N/A	N/A	N/A

(a)	On March 1, 2009, KNSF merged with Key Canada Funding Ltd., an affiliated company, to form KNSF Amalco under the laws of Nova Scotia, Canada. The KNSF commercial paper program is no longer active or utilized as a source of funding. KNSF Amalco is subject to the obligations of KNSF under the terms of the indenture for KNSF’s medium-term note program.

(b)	Reflects the guarantee by KeyBank of KNSF’s issuance of medium-term notes.
FDIC and U. S. Treasury Programs
Information regarding the FDIC’s TLGP and our participation in the Transaction Account Guarantee and the Debt Guarantee components is included in the “Capital” section under the heading “Temporary Liquidity Guarantee Program” on page 98.
The primary components of the U.S. Treasury’s FSP are the CAP, the TALF, the PPIP, the Affordable Housing and Foreclosure Mitigation Efforts Initiative, and the Small Business and Community Lending Initiative designed to increase lending to small businesses. Information regarding crucial aspects of the TALF and PPIP is included in the “Capital” section under the heading “Financial Stability Plan” on page 46 of KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2009. Additional information regarding the CAP, including the SCAP, is presented in the “Capital” section under the heading “Financial Stability Plan” on page 93 of KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2009.

Financial Stability Plan
On February 10, 2009, the U.S. Treasury announced its FSP to alleviate uncertainty, restore confidence, and address liquidity and capital constraints. The key components of the FSP are the CAP, the TALF, the PPIP, the Affordable Housing and Foreclosure Mitigation Efforts Initiative, and the Small Business and Community Lending Initiative designed to increase lending to small businesses. Additional information regarding certain key aspects of the TALF and PPIP is included in the section entitled “Financial Stability Plan” on page 46 of KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2009. Information regarding the CAP is included in the “Capital” section under the heading “Financial Stability Plan” on page 99.
Credit risk management
Credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial service institutions, we make loans, extend credit, purchase securities and enter into financial derivative contracts, all of which have inherent credit risk.
Credit policy, approval and evaluation. We manage credit risk exposure through a multifaceted program. Independent committees approve both retail and commercial credit policies. These policies are communicated throughout the organization to foster a consistent approach to granting credit. For more information about our credit policies, as well as related approval and evaluation processes, see the section entitled “Credit policy, approval and evaluation” on page 60 of KeyCorp’s 2008 Annual Report to Shareholders.
We actively manage the overall loan portfolio in a manner consistent with asset quality objectives, including the use of credit derivatives — primarily credit default swaps — to mitigate credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At September 30, 2009, we used credit default swaps with a notional amount of $1.1 billion to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At September 30, 2009, the notional amount of credit default swaps sold by us for the purpose of diversifying our credit exposure was $406 million. Occasionally, we will provide credit protection to other lenders through the sale of credit default swaps. The transactions with other lenders may generate fee income and can diversify the overall exposure to credit loss.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps reduced our operating results by $33 million for the nine-month period ended September 30, 2009.
We also manage the loan portfolio using loan securitizations, portfolio swaps, and bulk purchases and sales. The overarching goal is to continually manage the loan portfolio within a desirable range of asset quality.
Selected asset quality statistics for each of the past five quarters are presented in Figure 30. The factors that drive these statistics are discussed in the remainder of this section.

Figure 30. Selected Asset Quality Statistics from Continuing Operations

	2009			2008
dollars in millions	Third	Second	First	Fourth	Third

Net loan charge-offs	$587	$502	$460	$309	$233
Net loan charge-offs to average loans	3.59%	2.93%	2.60%	1.67%	1.28%
Allowance for loan losses	$2,485	$2,339	$2,016	$1,629	$1,390
Allowance for credit losses (a)	2,579	2,404	2,070	1,683	1,449
Allowance for loan losses to period-end loans	4.00%	3.48%	2.88%	2.24%	1.90%
Allowance for credit losses to period-end loans	4.15	3.58	2.96	2.31	1.99
Allowance for loan losses to nonperforming loans	108.52	107.05	116.20	133.42	144.19
Allowance for credit losses to nonperforming loans	112.62	110.02	119.31	137.84	150.31
Nonperforming loans at period end	$2,290	$2,185	$1,735	$1,221	$964
Nonperforming assets at period end	2,799	2,548	1,994	1,460	1,236
Nonperforming loans to period-end portfolio loans	3.68%	3.25%	2.48%	1.68%	1.32%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	4.46	3.77	2.84	2.00	1.69

(a)	Includes the allowance for loan losses plus the liability for credit losses on lending-related commitments.
Watch and criticized assets. Watch assets are troubled commercial loans with the potential to deteriorate in quality due to the client’s current financial condition and possible inability to perform in accordance with the terms of the underlying contract. Criticized assets are troubled loans and other assets that show additional signs of weakness that may lead, or have led, to an interruption in scheduled repayments from primary sources, potentially requiring us to rely on repayment from secondary sources, such as collateral liquidation.
At September 30, 2009, the levels of watch assets and criticized assets were higher than they were a year earlier. Both watch and criticized levels increased in most of the commercial lines of business. The most significant increase occurred in the Real Estate Capital and Corporate Banking Services line of business, due principally to deteriorating market conditions in various segments of Key’s commercial real estate portfolio.
Allowance for loan losses. The allowance for loan losses at September 30, 2009, was $2.5 billion, or 4.00% of loans, compared to $1.4 billion, or 1.90%, at September 30, 2008. The allowance includes $390 million that was specifically allocated for impaired loans of $1.8 billion at September 30, 2009, compared to $193 million that was allocated for impaired loans of $678 million one year ago. For more information about impaired loans, see Note 9 (“Nonperforming Assets and Past Due Loans from Continuing Operations”) on page 31. At September 30, 2009, the allowance for loan losses was 108.52% of nonperforming loans, compared to 144.19% at September 30, 2008.
We estimate the appropriate level of the allowance for loan losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 79 of KeyCorp’s 2008 Annual Report to Shareholders. Briefly, we apply historical loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. If an impaired loan has an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. The allowance for loan losses at September 30, 2009, represents our best estimate of the losses inherent in the loan portfolio at that date.

As shown in Figure 31, our allowance for loan losses increased by $1.1 billion, or 79%, during the past twelve months. This increase was attributable primarily to deteriorating conditions in the commercial real estate portfolio, and in various components of the commercial and financial portfolio. Deterioration in the marine lending portfolio (which experienced a higher level of net charge-offs as repossessions continued to rise) also contributed to the increase.
Figure 31. Allocation of the Allowance for Loan Losses

	September 30, 2009			December 31, 2008			September 30, 2008
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$766	30.7%	33.1%	$572	35.1%	37.4%	$512	36.8%	37.3%
Real estate — commercial mortgage	574	23.1	18.0	228	14.0	14.9	243	17.5	14.5
Real estate — construction	466	18.8	8.8	346	21.2	10.6	274	19.7	10.6
Commercial lease financing	240	9.7	12.5	148	9.1	12.4	159	11.4	12.9

Total commercial loans	2,046	82.3	72.4	1,294	79.4	75.3	1,188	85.4	75.3
Real estate — residential mortgage	17	.7	2.8	7	.4	2.6	5	.4	2.6
Home equity:
Community Banking	116	4.7	16.3	61	3.7	13.9	45	3.2	13.7
National Banking	84	3.4	1.4	69	4.3	1.4	45	3.2	1.5

Total home equity loans	200	8.1	17.7	130	8.0	15.3	90	6.4	15.2
Consumer other — Community Banking	66	2.7	2.0	51	3.1	1.7	36	2.6	1.7
Consumer other — National Banking:
Marine	142	5.7	4.7	132	8.1	4.7	65	4.7	4.8
Other	14	.5	.4	15	1.0	.4	6	.5	.4

Total consumer other — National Banking	156	6.2	5.1	147	9.1	5.1	71	5.2	5.2

Total consumer loans	439	17.7	27.6	335	20.6	24.7	202	14.6	24.7

Total (a)	$2,485	100.0%	100.0%	$1,629	100.0%	100.0%	$1,390	100.0%	100.0%

(a)	Excluded at September 30, 2009, December 31, 2008, and September 30, 2008, are allocations of the allowance for loan losses in the amount of $164 million, $174 million and $164 million, respectively, related to the discontinued operations of the education lending business.
Our provision for loan losses was $733 million for the third quarter of 2009, compared to $336 million for the year-ago quarter. Credit migration, particularly in the commercial real estate portfolio, continues to result in higher levels of net charge-offs and nonperforming loans, and increased reserves. Our provision for loan losses for the third quarter of 2009 exceeded net loan charge-offs by $146 million. As previously reported, we have undertaken a process to reduce exposure in the residential properties segment of our construction loan portfolio through the sale of certain loans. In conjunction with these efforts, we transferred $384 million of commercial real estate loans ($719 million, net of $335 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in June 2008. Our ability to sell these loans has been hindered by continued disruption in the financial markets that has precluded the ability of certain potential buyers to obtain the necessary funding. As shown in Figure 32, the balance of this portfolio has been reduced to $62 million at September 30, 2009, primarily as a result of cash proceeds from loan sales, transfers to OREO, and both realized and unrealized losses. We will continue to pursue the sale or foreclosure of the remaining loans, all of which are on nonperforming status.
Figure 32. Loans Held for Sale — Residential
Properties Segment of Construction Loan Portfolio

	2009			2008
in millions	Third	Second	First	Fourth	Third

Balance at beginning of period	$65	$70	$88	$133	$340
Cash proceeds from loan sales	(1)	(1)	(1)	(10)	(135)
Loans transferred to OREO	—	(1)	(12)	(14)	(35)
Realized and unrealized losses	(2)	(3)	(5)	(14)	(31)
Payments	—	—	—	(7)	(6)

Balance at end of period	$62	$65	$70	$88	$133

Net loan charge-offs. Net loan charge-offs for the third quarter of 2009 totaled $587 million, or 3.59% of average loans from continuing operations. These results compare to net charge-offs of $233 million, or 1.28%, for the same period last year. Figure 33 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 34.
Over the past twelve months, net charge-offs in the commercial loan portfolio rose by $312 million, due primarily to commercial real estate-related credits within the Real Estate Capital and Corporate Banking Services line of business. Net charge-offs for this line of business were up $209 million from the third quarter of 2008 and $35 million from the second quarter of 2009. As shown in Figure 36 on page 114, our exit loan portfolio accounted for $137 million, or 23%, of Key’s total net loan charge-offs for the third quarter of 2009. Net charge-offs in the exit portfolio decreased by $11 million from the second quarter of 2009.
Figure 33. Net Loan Charge-offs from Continuing Operations

	2009			2008
dollars in millions	Third	Second	First	Fourth	Third

Commercial, financial and agricultural	$168	$168	$232	$119	$62
Real estate ___ commercial mortgage	81	87	21	43	20
Real estate ___ construction	216	133	104	49	79
Commercial lease financing	27	22	18	21	19

Total commercial loans	492	410	375	232	180
Home equity — Community Banking	25	24	17	14	9
Home equity — National Banking	20	18	15	17	12
Marine	25	29	32	25	16
Other	25	21	21	21	16

Total consumer loans	95	92	85	77	53

Total net loan charge-offs	$587	$502	$460	$309	$233

Net loan charge-offs to average loans from continuing operations	3.59%	2.93%	2.60%	1.67%	1.28%

Net loan charge-offs from discontinued operations — education lending business	$38	$37	$32	$33	$40

Figure 34. Summary of Loan Loss Experience from Continuing Operations

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions	2009	2008	2009	2008

Average loans outstanding	$64,830	$72,536	$68,359	$72,639

Allowance for loan losses at beginning of period	$2,339	$1,288	$1,629	$1,195
Loans charged off:
Commercial, financial and agricultural	180	75	606	200

Real estate — commercial mortgage	81	21	190	40
Real estate — construction	217	80	456	445

Total commercial real estate loans	298	101	646	485
Commercial lease financing	32	24	83	57

Total commercial loans	510	200	1,335	742
Real estate — residential mortgage	4	2	11	8
Home equity:
Community Banking	26	10	69	28
National Banking	20	12	54	30

Total home equity loans	46	22	123	58
Consumer other — Community Banking	19	11	50	31
Consumer other — National Banking:
Marine	35	20	113	55
Other	5	4	14	10

Total consumer other — National Banking	40	24	127	65

Total consumer loans	109	59	311	162

Total loans charged off	619	259	1,646	904

Recoveries:
Commercial, financial and agricultural	12	13	38	41

Real estate — commercial mortgage	—	1	1	1
Real estate — construction	1	1	3	2

Total commercial real estate loans	1	2	4	3
Commercial lease financing	5	5	16	15

Total commercial loans	18	20	58	59
Real estate — residential mortgage	—	—	—	1
Home equity:
Community Banking	1	1	3	2
National Banking	—	—	1	1

Total home equity loans	1	1	4	3
Consumer other — Community Banking	2	1	5	4
Consumer other — National Banking:
Marine	10	4	27	13
Other	1	—	3	2

Total consumer other — National Banking	11	4	30	15

Total consumer loans	14	6	39	23

Total recoveries	32	26	97	82

Net loans charged off	(587)	(233)	(1,549)	(822)
Provision for loan losses	733	336	2,403	986
Allowance related to loans acquired, net	—	—	—	32
Foreign currency translation adjustment	—	(1)	2	(1)

Allowance for loan losses at end of period	$2,485	$1,390	$2,485	$1,390

Liability for credit losses on lending-related commitments at beginning of period	$65	$51	$54	$80
Provision (credit) for losses on lending-related commitments	29	8	40	(21)

Liability for credit losses on lending-related commitments at end of period (a)	$94	$59	$94	$59

Total allowance for credit losses at end of period	$2,579	$1,449	$2,579	$1,449

Net loan charge-offs to average loans	3.59%	1.28%	3.03%	1.51%
Allowance for loan losses to period-end loans	4.00	1.90	4.00	1.90
Allowance for credit losses to period-end loans	4.15	1.99	4.15	1.99
Allowance for loan losses to nonperforming loans	108.52	144.19	108.52	144.19
Allowance for credit losses to nonperforming loans	112.62	150.31	112.62	150.31

Discontinued operations — education lending business:
Loans charged off	$39	$41	$110	$98
Recoveries	1	1	3	2

Net loan charge-offs	$(38)	$(40)	$(107)	$(96)

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.

Nonperforming assets. Figure 35 shows the composition of our nonperforming assets. These assets totaled $2.3 billion at September 30, 2009, and represented 3.68% of portfolio loans, OREO and other nonperforming assets, compared to $1.2 billion, or 1.68%, at December 31, 2008, and $964 million, or 1.32%, at September 30, 2008.
Figure 35. Summary of Nonperforming Assets and Past Due Loans
from Continuing Operations

	September 30,	June 30,	March 31,	December 31,	September 30,
dollars in millions	2009	2009	2009	2008	2008

Commercial, financial and agricultural	$679	$700	$595	$415	$309

Real estate — commercial mortgage	566	454	310	128	119
Real estate — construction	702	716	546	436	334

Total commercial real estate loans	1,268	1,170	856	564	453
Commercial lease financing	131	122	109	81	55

Total commercial loans	2,078	1,992	1,560	1,060	817
Real estate — residential mortgage	68	46	39	39	35
Home equity:
Community Banking	103	101	91	76	70
National Banking	21	20	19	15	16

Total home equity loans	124	121	110	91	86
Consumer other — Community Banking	4	5	3	3	3
Consumer other — National Banking:
Marine	15	19	21	26	22
Other	1	2	2	2	1

Total consumer other — National Banking	16	21	23	28	23

Total consumer loans	212	193	175	161	147

Total nonperforming loans	2,290	2,185	1,735	1,221	964

Nonperforming loans held for sale	304	145	72	90	169

OREO	187	182	147	110	64
Allowance for OREO losses	(40)	(11)	(4)	(3)	(4)

OREO, net of allowance	147	171	143	107	60

Other nonperforming assets	58	47	44	42	43

Total nonperforming assets	$2,799	$2,548	$1,994	$1,460	$1,236

Accruing loans past due 90 days or more	$375	$552	$435	$413	$308
Accruing loans past due 30 through 89 days	1,071	1,081	1,313	1,230	852

Nonperforming loans to year-end portfolio loans	3.68%	3.25%	2.48%	1.68%	1.32%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	4.46	3.77	2.84	2.00	1.69

As shown in Figure 35, nonperforming assets rose during the third quarter of 2009, but at a much slower pace than that experienced in recent quarters. Most of the increase in nonperforming loans was attributable to the commercial real estate portfolio and was caused in part by the continuation of deteriorating market conditions in the income properties segment. The increase in nonperforming loans held for sale reflects the actions we are taking to aggressively reduce our exposure in the commercial real estate and institutional portfolios through the sale of selected assets. In conjunction with these efforts, we transferred $193 million of loans ($248 million, net of $55 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status during the third quarter of 2009. Most of these loans were contracted for sale by the end of October. As shown in Figure 36, our exit loan portfolio accounted for $695 million, or 25%, of total nonperforming assets at September 30, 2009, compared to $747 million, or 29%, at June 30, 2009.
At September 30, 2009, the carrying amount of Key’s commercial nonperforming loans outstanding represented 75% of their original face value, and total nonperforming loans outstanding represented 76% of their face value. At the same date, OREO represented 53% of its original face value, while loans held for sale and other nonperforming assets in the aggregate represented 63% of their face value.

At September 30, 2009, our 20 largest nonperforming loans totaled $713 million, representing 31% of total loans on nonperforming status.
We anticipate that our nonperforming loans will continue to increase throughout the remainder of 2009 and that net loan charge-offs will remain elevated. As a result, the allowance for loan losses may be increased in future periods until credit trends level off.
The composition of our exit loan portfolio at September 30, 2009, and June 30, 2009, the net charge-offs recorded on this portfolio for the third quarter of 2009 and the second quarter of 2009, and the nonperforming status of these loans at September 30, 2009, and June 30, 2009, are shown in Figure 36. At September 30, 2009, the exit loan portfolio represented 13% of our total loans and loans held for sale.
Figure 36. Exit Loan Portfolio

						Balance on
	Balance		Change	Net Loan		Nonperforming
	Outstanding		9-30-09 vs.	Charge-offs		Status
in millions	9-30-09	6-30-09	6-30-09	3Q09	2Q09	9-30-09	6-30-09

Residential properties ___ homebuilder	$518	$614	$(96)	$33	$62	$260	$298
Residential properties ___ held for sale	62	65	(3)	—	—	62	65

Total residential properties	580	679	(99)	33	62	322	363
Marine and RV floor plan	511	696	(185)	25	8	142	154
Commercial lease financing (a)	3,304	3,824	(520)	30	29	194	190

Total commercial loans	4,395	5,199	(804)	88	99	658	707
Home equity ___ National Banking	880	934	(54)	20	18	21	20
Marine	2,943	3,095	(152)	25	29	15	19
RV and other consumer	231	245	(14)	4	2	1	1

Total consumer loans	4,054	4,274	(220)	49	49	37	40

Total exit loans in loan portfolio	$8,449	$9,473	$(1,024)	$137	$148	$695	$747

Discontinued operations — education lending business	$3,912	$3,784	$128	$38	$37	$11	$3

(a)	Includes the business aviation, commercial vehicle, office products, construction and industrial, and Canadian lease financing portfolios; and all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.
Figure 37 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2008, total commitments and loans outstanding in this sector have declined by $10.1 billion and $6.7 billion, respectively.
The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 38. As shown in this figure, during the third quarter, the increase in nonperforming loans slowed and we received more payments than in the previous two quarters combined.

Figure 37. Commercial, Financial and Agricultural Loans

				Nonperforming Loans
September 30, 2009	Total		Loans		Percent of Loans
dollars in millions	Commitments	(a)	Outstanding	Amount	Outstanding

Industry classification:
Services	$10,714		$3,978	$118	3.0%
Manufacturing	8,270		3,050	83	2.7
Public utilities	4,843		1,170	—	—
Wholesale trade	3,205		1,275	12	.9
Financial Services	2,914		1,629	71	4.4
Retail trade	2,671		1,328	29	2.2
Property management	2,113		1,123	95	8.5
Dealer Floor Plan	2,171		1,226	119	9.7
Building contractors	1,637		742	63	8.5
Insurance	1,471		243	6	2.5
Mining	1,262		556	11	2.0
Public administration	1,056		362	—	—
Transportation	966		500	57	11.4
Agriculture/forestry/fishing	908		572	16	2.8
Communications	535		195	—	—
Individuals	70		67	—	—
Other	2,749		2,584	—	—

Total	$47,555		$20,600	$680	3.3%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 38. Summary of Changes in Nonperforming Loans
from Continuing Operations

	2009			2008
in millions	Third	Second	First	Fourth	Third

Balance at beginning of period	$2,185	$1,735	$1,221	$964	$810
Loans placed on nonaccrual status	1,140	1,218	1,175	734	530
Charge-offs	(619)	(540)	(487)	(336)	(259)
Loans sold	(4)	(12)	(15)	(5)	(1)
Payments	(300)	(148)	(112)	(111)	(83)
Transfers to OREO	(94)	(30)	(34)	(22)	—
Transfers to nonperforming loans held for sale	(5)	(30)	—	—	(30)
Loans returned to accrual status	(13)	(8)	(13)	(3)	(3)

Balance at end of period	$2,290	$2,185	$1,735	$1,221	$964

Operational risk management
Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. Resulting losses could take the form of explicit charges, increased operational costs, harm to our reputation or forgone opportunities. We seek to mitigate operational risk through a system of internal controls.

We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules and regulations, and to improve the oversight of our operational risk. For example, a loss-event database tracks the amounts and sources of operational losses. This tracking mechanism helps to identify weaknesses and to highlight the need to take corrective action. We also rely upon sophisticated software programs designed to assist in monitoring our control processes. This technology has enhanced the reporting of the effectiveness of our controls to senior management and the Board of Directors.
Primary responsibility for managing and monitoring internal control mechanisms lies with the managers of our various lines of business. Our Risk Review function periodically assesses the overall effectiveness of our system of internal controls. Risk Review reports the results of reviews on internal controls and systems to senior management and the Audit Committee, and independently supports the Audit Committee’s oversight of these controls. The Operational Risk Committee, a senior management committee, oversees our level of operational risk, and directs and supports our operational infrastructure and related activities.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The information presented in the “Market risk management” section, which begins on page 100 of the Management’s Discussion & Analysis of Financial Condition & Results of Operations, is incorporated herein by reference.
Item 4. Controls and Procedures
As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report, in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in the Legal Proceedings section of Note 14 (“Contingent Liabilities and Guarantees”), which begins on page 37 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.
Item 1A. Risk Factors
An investment in KeyCorp common shares is subject to risks inherent to our business, our industry and the ownership of KeyCorp’s equity securities. Before making an investment decision, you should carefully consider the risks and uncertainties described below relating to recent developments and the risk factors included in KeyCorp’s Annual Report on Form 10-K for the year ended December 31, 2008, and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, and June 30, 2009, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties that we have identified below are material. Although we have significant risk management policies, procedures and verification processes in place, additional risks and uncertainties that we are not aware of, or focused on, or that we currently deem immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. This report also contains forward-looking statements that involve risks and uncertainties.
IF ANY OF THE RISKS DESCRIBED BELOW ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND/OR ACCESS TO LIQUIDITY AND/OR CREDIT COULD BE MATERIALLY AND ADVERSELY AFFECTED. IF THIS WERE TO HAPPEN, THE VALUE OF KEYCORP’S SECURITIES — COMMON SHARES, SERIES A PREFERRED STOCK, SERIES B PREFERRED STOCK AND KEYCORP’S CAPITAL SECURITIES — COULD DECLINE, PERHAPS SIGNIFICANTLY, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.
Risks Associated with Recent Developments
Certain industries, including the financial services industry, are disproportionately affected by certain economic indicators such as unemployment and real estate asset values. Should the improvement of these economic indicators lag the improvement of the overall economy, we could be adversely affected.
Should the stabilization of the U.S. economy lead to a general economic recovery, the improvement of certain economic indicators, such as unemployment and real estate asset values and rents, may nevertheless continue to lag behind the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly. For example, improvements in commercial real estate fundamentals typically lag broad economic recovery by twelve to eighteen months. Our clients include entities active in these industries. Furthermore, financial services companies, with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, we could be adversely affected.
We are subject to market risks, including in the commercial real estate sector. Should the fundamentals of the commercial real estate market further deteriorate, our financial condition and results of operations could be adversely affected.
The fundamentals within the commercial real estate sector remain weak, under continuing pressure by reduced asset values, rising vacancies and reduced rents. Commercial real estate values peaked in the Fall of 2007, after gaining approximately 30% since 2005 and 90% since 2001. Many of our commercial real estate loans were originated between 2005 and 2007. A portion of our commercial real estate loans are construction loans. These properties are typically not fully leased at the origination of the loan, but the borrower may be reliant upon additional leasing through the life of the loan to provide cash flow to support debt service payments. Weak economic conditions typically slow the execution of new leases; such conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space are expected to continue to rise in 2010. Increased vacancies could result in rents falling further over the next several quarters. The combination of these factors could result in further deterioration in the fundamentals underlying the commercial real estate market. Should these fundamentals deteriorate further as a result of further deterioration in asset values and the instability of rental income, we could be adversely affected.

Item 6. Exhibits
15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2009, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
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

KEYCORP

(Registrant)

Date: November 6, 2009	/s/ Robert L. Morris

	By:	Robert L. Morris
Executive Vice President and
Chief Accounting Officer