Form 10-K
period 2009-12-31
KEYCORP /NEW/
filed 2010-03-01
CIK 91576

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 1-11302

Exact name of Registrant as specified in its charter:

Ohio	34-6542451

State or other jurisdiction of incorporation or organization:	IRS Employer Identification Number:
127 Public Square, Cleveland, Ohio	44114

Address of principal executive offices:

(216) 689-6300
Registrant’s telephone number, including area code:

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Shares, $1 par value (“Common Shares”)	New York Stock Exchange
7.750% Non-Cumulative Perpetual Convertible Preferred Stock, Series A	New York Stock Exchange
5.875% Trust Preferred Securities, issued by KeyCorp Capital V, including Junior Subordinated Debentures of KeyCorp and Guarantee of KeyCorp[1]	New York Stock Exchange[2]
6.125% Trust Preferred Securities, issued by KeyCorp Capital VI, including Junior Subordinated Debentures of KeyCorp and Guarantee of KeyCorp[1]	New York Stock Exchange[2]
7.000% Enhanced Trust Preferred Securities, issued by KeyCorp Capital VIII, including Junior Subordinated Debentures of KeyCorp and Guarantee of KeyCorp[1]	New York Stock Exchange[2]
6.750% Enhanced Trust Preferred Securities, issued by KeyCorp Capital IX, including Junior Subordinated Debentures of KeyCorp and Guarantee of KeyCorp[1]	New York Stock Exchange[2]
8.000% Enhanced Trust Preferred Securities, issued by KeyCorp Capital X, including Junior Subordinated Debentures of KeyCorp and Guarantee of KeyCorp[1]	New York Stock Exchange[2]

[1]	The Subordinated Debentures and the Guarantee are issued by KeyCorp. The Trust Preferred Securities and the Enhanced Trust Preferred Securities are issued by the individual trusts.

[2]	The Subordinated Debentures and Guarantee of KeyCorp have been registered on the New York Stock Exchange only in connection with the trading of the Trust Preferred Securities and the Enhanced Trust Preferred Securities and not for independent trading.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The aggregate market value of voting stock held by nonaffiliates of the Registrant is approximately $4,603,574,223 (based on the June 30, 2009, closing price of Common Shares of $5.24 as reported on the New York Stock Exchange). As of February 24, 2010, there were 878,138,496 Common Shares outstanding.

Certain specifically designated portions of KeyCorp’s 2009 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

KeyCorp

2009 FORM 10-K ANNUAL REPORT

Item		Page
Number		Number

PART I
1	Business	1
1A	Risk Factors	11
1B	Unresolved Staff Comments	25
2	Properties	26
3	Legal Proceedings	26
4	Submission of Matters to a Vote of Security Holders	26

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
6	Selected Financial Data	26
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
7A	Quantitative and Qualitative Disclosures About Market Risk	27
8	Financial Statements and Supplementary Data	27
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
9A	Controls and Procedures	27
9B	Other Information	27

PART III
10	Directors, Executive Officers and Corporate Governance	27
11	Executive Compensation	28
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
13	Certain Relationships and Related Transactions, and Director Independence	28
14	Principal Accountant Fees and Services	28

PART IV
15	Exhibits and Financial Statement Schedules	29
	Signatures	33
	Exhibits
EX-3.1
EX-10.8
EX-10.12
EX-10.15
EX-10.19
EX-10.26
EX-10.28
EX-10.37
EX-10.38
EX-10.40
EX-10.42
EX-10.43
EX-10.47
EX-10.48
EX-10.49
EX-10.50
EX-12
EX-13
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and are one of the nation’s largest bank-based financial services companies, with consolidated total assets of $93.3 billion at December 31, 2009. KeyCorp is the parent holding company for KeyBank National Association (“KeyBank”), its principal subsidiary, through which most of its banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance and investment banking products and services to individual, corporate and institutional clients through two major business groups, Community Banking and National Banking. As of December 31, 2009, these services were provided across the country through KeyBank’s 1,007 full-service retail banking branches in fourteen states, additional offices, a telephone banking call center services group and a network of 1,495 automated teller machines (“ATMs”) in sixteen states. Additional information pertaining to KeyCorp’s two business groups is included in the “Line of Business Results” section and in Note 4 (“Line of Business Results”) of the Financial Review section of KeyCorp’s 2009 Annual Report to Shareholders (Exhibit 13 hereto) and is incorporated herein by reference. KeyCorp and its subsidiaries had an average of 16,698 full-time equivalent employees for 2009.

In addition to the customary banking services of accepting deposits and making loans, our bank and trust company subsidiaries offer personal and corporate trust services, personal financial services, access to mutual funds, cash management services, investment banking and capital markets products, and international banking services. Through our subsidiary bank, trust company and registered investment adviser subsidiaries, we provide investment management services to clients that include large corporate and public retirement plans, foundations and endowments, high-net-worth individuals and multi-employer trust funds established for providing pension or other benefits to employees.

We provide other financial services — both within and outside of our primary banking markets — through various nonbank subsidiaries. These services include principal investing, community development financing, securities underwriting and brokerage, and merchant services. We also are an equity participant in a joint venture that provides merchant services to businesses.

KeyCorp is a legal entity separate and distinct from its banks and other subsidiaries. Accordingly, the right of KeyCorp, its security holders and its creditors to participate in any distribution of the assets or earnings of its banks and other subsidiaries is subject to the prior claims of the respective creditors of such banks and other subsidiaries, except to the extent that KeyCorp’s claims in its capacity as creditor of such banks and other subsidiaries may be recognized.

Additional Information

The following financial data is included in the Financial Review section of our 2009 Annual Report to Shareholders (Exhibit 13 hereto) and is incorporated herein by reference as indicated below:

Description of Financial Data	Page(s)

Selected Financial Data	17
Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations	29-30
Components of Net Interest Income Changes from Continuing Operations	31
Composition of Loans	39
Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates	45
Securities Available for Sale	47
Held-to-Maturity Securities	47
Maturity Distribution of Time Deposits of $100,000 or More	49
Allocation of the Allowance for Loan Losses	71
Summary of Loan Loss Experience from Continuing Operations	73
Summary of Nonperforming Assets and Past Due Loans from Continuing Operations	74
Exit Loan Portfolio	75
Nonperforming Assets and Past Due Loans from Continuing Operations	120
Short-Term Borrowings	123

Our executive offices are located at 127 Public Square, Cleveland, Ohio 44114-1306, and our telephone number is (216) 689-6300. Our website is www.key.com. The investor relations section of our website may be reached through www.key.com/ir. We make available free of charge, on or through the investor relations links on our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department, are our charters for our Audit Committee, Compensation and Organization Committee, Executive Committee, Nominating and Corporate Governance Committee, and Risk Management Committee; our Corporate Governance Guidelines; our Code of Ethics governing our directors, officers and employees; our Standards for Determining Independence of Directors; and our Limitation on Luxury Expenditures Policy. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any senior executive officer or director. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Securities Exchange Act of 1934, as amended.

Shareholders may obtain a copy of any of the above-referenced corporate governance documents by writing to our Investor Relations Department. Our Investor Relations Department can be contacted at Investor Relations, KeyCorp, 127 Public Square, Mailcode OH-01-27-1113, Cleveland, Ohio 44114-1306, telephone (216) 689-6300, e-mail: investor_relations@keybank.com.

Acquisitions and Divestitures

The information presented in Note 3 (“Acquisitions and Divestitures”) of the Financial Review section of our 2009 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

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

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services. Consolidation efforts continued during 2009 as the challenges of the liquidity crisis and market disruption led to redistribution of deposits and certain banking assets to stronger and larger financial institutions. Financial institutions with liquidity challenges sought mergers and the deposits and certain banking assets of the 140 banks that failed during 2009, representing $170.9 billion in total assets, were redistributed through the Federal Deposit Insurance Corporation’s (“FDIC”) least-cost resolution process. While the number of bank failures increased dramatically in 2009, from 26 in 2008, the total asset value of the 2008 bank failures represented $373.6 billion, in large part due to the failure of Washington Mutual. These factors intensified the concentration of the industry and placed increased competitive pressure on Key’s core banking products and services.

The competitive landscape continued to be affected by the conversion of traditional investment banks to bank holding companies. The challenges of the liquidity crisis increased the desirability of the bank holding company structure due to the access it provides to government-sponsored sources of liquidity, such as the discount window and other programs designed specifically for bank holding companies and certain of their affiliates. The financial modernization legislation enacted in November 1999, which permits commercial bank affiliates to have affiliates that underwrite and deal in securities, underwrite insurance and make merchant banking investments under certain conditions, has enabled many of the more recent structural and regulatory changes. These structural and regulatory changes intensified the competitive landscape within which we compete, as these additional institutions now have access to low cost funding. For additional information on the financial modernization legislation, see the “Financial Modernization Legislation” section of this report.

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

Below is a brief discussion of selected laws, regulations and regulatory agency policies applicable to Key. This discussion is not intended to be comprehensive and is qualified in its entirety by reference to the full text of the statutes, regulations and regulatory agency policies to which this discussion refers. We cannot necessarily predict changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on our business, financial condition or results of operations.

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

Dividend Restrictions

On November 14, 2008, KeyCorp sold $2.5 billion of Fixed-Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and a warrant to purchase 35,244,361 common shares, par value $1.00 (the “Warrant”), to the United States Department of the Treasury (the “U.S. Treasury”) in conjunction with its Capital Purchase Program (the “CPP”). The terms of the transaction with the U.S. Treasury include limitations on KeyCorp’s ability to pay dividends and repurchase Common Shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, KeyCorp will not be able to increase its dividends above the level paid in the third quarter of 2008, nor will KeyCorp be permitted to repurchase any of its Common Shares or preferred stock without the approval of the U.S. Treasury, subject to the availability of certain limited exceptions (e.g., for purchases in connection with benefit plans). The Federal Reserve Board also advised in its February 24, 2009 Supervisory Letter SR 09-04 that recipients of CPP funds should communicate reasonably in advance with Federal Reserve Board staff concerning how any proposed dividends, capital redemptions and capital repurchases are consistent with the requirements of CPP, and discouraged bank holding companies from using proceeds of the CPP to pay dividends on trust preferred securities or repay debt obligations.

In addition, federal banking law and regulations limit the amount of dividends that may be paid to KeyCorp by its bank subsidiaries without regulatory approval. Historically, dividends paid to KeyCorp by KeyBank have been an important source of cash flow for KeyCorp to pay dividends on its equity securities and interest on its debt. The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of: (i) the bank’s net income for the current year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent of its undivided profits. KeyCorp’s national bank subsidiaries are subject to these restrictions. During 2009, KeyBank did not pay any dividends to KeyCorp; nonbank subsidiaries paid KeyCorp a total of $.8 million in dividends. As of the close of business on December 31, 2009, KeyBank would not have been permitted to pay dividends to KeyCorp without prior regulatory approval since the bank had a net loss of $1.151 billion for 2009 and a net loss of $1.161 billion for 2008. KeyCorp made capital infusions of $1.2 billion and $1.6 billion for 2009 and 2008, respectively, into KeyBank in the form of cash. At December 31, 2009, KeyCorp held $3.5 billion in short-term investments, the funds from which can be used to pay dividends, service debt, and finance corporate operations.

If, in the opinion of a federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the FDIA, an insured depository institution may not pay any dividend (i) if payment would cause it to become less than “adequately capitalized” or (ii) while it is in default in the payment of an assessment due to the FDIC. For additional information on capital guidelines see the “Federal Deposit Insurance Act — Prompt Corrective Action” section of this report. Also, the federal banking agencies have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

Holding Company Structure

Bank Transactions with Affiliates.  Federal banking law and the regulations promulgated thereunder impose qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates. Transactions covered by these provisions, which include bank loans and other extensions of credit to affiliates, bank purchases of assets from affiliates, and bank sales of assets to affiliates, must be on arm’s length terms, and cannot exceed certain amounts, determined with reference to the bank’s regulatory capital, and if a loan or other extension of credit, must be secured by collateral in an amount and quality expressly prescribed by statute. For these purposes, a bank includes certain of its subsidiaries and other companies it is deemed to control, while an affiliate includes the bank’s parent bank holding company, certain of its nonbank subsidiaries and other companies it is deemed to control, and certain other companies. As a result, these provisions materially restrict the ability of KeyBank, as a bank, to fund its affiliates including KeyCorp, KeyBanc Capital Markets Inc., any of the Victory mutual funds, and KeyCorp’s nonbanking subsidiaries engaged in making merchant banking investments.

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

Tier 1 capital includes common equity, qualifying perpetual preferred equity (including the Series A Preferred Stock and the Series B Preferred Stock), and minority interests in the equity accounts of consolidated subsidiaries less certain intangible assets (including goodwill) and certain other assets. Tier 2 capital includes qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, perpetual preferred equity not includable in Tier 1 capital, and limited amounts of term subordinated debt, medium-term preferred equity, certain unrealized holding gains on certain equity securities, and the allowance for loan and lease losses, limited as a percentage of net risk-weighted assets.

Bank holding companies, such as KeyCorp, whose securities and commodities trading activities exceed specified levels, also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). The federal banking agencies have developed and published for comment a proposed rule that would modify the existing market risk capital requirements. The proposed rule would enhance modeling requirements consistent with advances in risk management, enhance sensitivity to risks not adequately captured in the current methodologies of the existing requirements, and modify the definition of covered position to better capture positions for which the market risk capital requirements are appropriate. It would also impose an explicit capital requirement for incremental default risk to capture default risk over a time horizon of one year taking into account the impact of liquidity, concentrations, hedging, and optionality. The proposed rule has not yet been adopted as a final rule. At December 31, 2009, Key had regulatory capital in excess of all minimum risk-based requirements, including all required adjustments for market risk.

In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board’s leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3.00% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4.00%. At December 31, 2009, Key had regulatory capital in excess of all minimum leverage capital requirements.

KeyCorp’s national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 2009, each of KeyCorp’s national bank subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.

In addition to establishing regulatory minimum ratios of capital to assets for all bank holding companies and their bank subsidiaries, the risk-based and leverage capital guidelines also identify various organization-specific factors and risks that are not taken into account in the computation of the capital ratios but that affect the overall supervisory evaluation of a banking organization’s regulatory capital adequacy and can result in the imposition of higher minimum regulatory capital ratio requirements upon the particular organization. Neither the Federal Reserve Board nor the OCC has advised KeyCorp or any of its national bank subsidiaries of any specific minimum risk-based or leverage capital ratios applicable to KeyCorp or such national bank subsidiary.

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

In December 2009, the Basel Committee on Banking Supervision published proposals to substantially revamp international capital and liquidity standards for banks. This proposal includes major changes to the regulatory and leverage capital ratio calculations, including a revised definition of capital, a revised capital structure, revised definitions of qualifying capital for Tier 1 purposes, revised Tier 1 and Tier 2 limits, a new common equity to risk-weighted assets measure, new minimum capital ratios and certain measures to address systemic risk. Banks have the opportunity to submit comments on the proposal by April 16, 2010. Specific requirements remain undefined and, therefore, KeyCorp cannot determine what impact such measures may ultimately have on the company.

Federal Deposit Insurance Act

Deposit Insurance Coverage Limits.  Prior to enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”), the FDIC standard maximum depositor insurance coverage limit was $100,000, excluding certain retirement accounts qualifying for a maximum coverage limit of $250,000. Pursuant to the EESA, the FDIC standard maximum coverage limit had been temporarily increased to $250,000 through December 31, 2009. This temporary increase has been further extended to December 31, 2013, by the Helping Families Save Their Homes Act of 2009.

Deposit Insurance Assessments.  Substantially all of KeyBank’s domestic deposits are insured up to applicable limits by the FDIC. Accordingly, KeyBank is subject to deposit insurance premium assessments by the FDIC. Under current law, the FDIC is required to maintain the DIF reserve ratio within the range of 1.15% to 1.50% of estimated insured deposits. Because the DIF reserve ratio fell and was expected to remain below 1.15%, the FDIA required the FDIC to establish and implement a restoration plan to restore the DIF reserve ratio to at least 1.15% within eight years, absent extraordinary circumstances. Consequently, and depending upon an institution’s risk category, for the first quarter of 2009 annualized deposit insurance assessments ranged from $.12 to $.50 for each $100 of assessable domestic deposits, as compared with $.05 to $.43 throughout 2008. Moreover, under a new risk-based assessment system implemented in the second quarter of 2009, annualized deposit insurance assessments range from $.07 to $.775 for each $100 of assessable domestic deposits based on the institution’s risk category. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 basis points times the institution’s assessment base as of June 30, 2009. This special assessment was collected on September 30, 2009. On November 12, 2009, the FDIC amended its assessment regulations to require insured depository institutions to prepay, on December 30, 2009, their estimated quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The amount of KeyBank’s FDIC assessment prepayment was $539 million, which we paid on December 30, 2009.

FICO Assessments.  Since 1997, all FDIC-insured depository institutions have been required through assessments collected by the FDIC to service the annual interest on 30-year noncallable bonds issued by the Financing Corporation (“FICO”) in the late 1980s to fund losses incurred by the former Federal Savings and Loan Insurance Corporation. FICO assessments are separate from and in addition to deposit insurance assessments, are adjusted quarterly and, unlike deposit insurance assessments, are assessed uniformly without regard to an institution’s risk category. Throughout 2009, the annualized FICO assessment rate ranged from $.0102 to $.0114 for each $100 of assessable domestic deposits.

Temporary Liquidity Guarantee Program.  In October 2008, the FDIC, with the written concurrence of the Federal Reserve Board, made a systemic risk recommendation to the Secretary of the Treasury, who in consultation with the President determined that the systemic risk exception to the least-cost resolution provision under the FDIA should be invoked to enable the FDIC to establish the Temporary Liquidity Guarantee Program (the “TLGP”).

The TLGP regulation permitted the FDIC to temporarily guarantee the unpaid principal and interest due under a limited amount of qualifying newly issued senior unsecured debt of participating eligible entities (the “Debt Guarantee”) as well as all depositor funds in qualifying noninterest-bearing transaction accounts maintained at participating FDIC-insured depository institutions (the “Transaction Account Guarantee”). For FDIC-guaranteed debt issued before April 1, 2009, the Debt Guarantee expires on the earlier of the maturity of the debt or June 30, 2012. For FDIC-guaranteed debt issued on or after April 1, 2009, the Debt Guarantee expires on the earlier of the maturity of the debt or December 31, 2012. Unless a participating institution elected to opt-out, the Transaction Account Guarantee expires on June 30, 2010.

Participants in the TLGP are subject to certain assessments by the FDIC. Assessments on participants under the Debt Guarantee part of the TLGP are computed by multiplying the amount of their FDIC-guaranteed debt by annualized rates that, depending on the type of issuer entity as well as the issuance and maturity dates of such debt, range from 50 to 110 basis points. Surcharges on these assessments ranging from 10 to 50 basis points depending on the issuance and maturity dates of the debt are also prescribed. In addition, participants under the Debt Guarantee part of the TLGP that have elected to have flexibility, before exceeding their FDIC-guaranteed debt limit, to issue certain senior unsecured debt not guaranteed by the FDIC are assessed an additional one-time, nonrefundable fee of 37.5 basis points. Assessments on participants under the Transaction Account Guarantee part of the TLGP are computed by multiplying qualifying noninterest-bearing transaction account balances in excess of $250,000 by an annualized ten basis point rate prior to January 1, 2010, and a 15, 20 or 25 basis point rate, depending on the institution’s risk category, on and after January 1, 2010 until June 30, 2010. Moreover, to the extent that participant assessments are insufficient to cover the expenses or losses to the DIF arising from the TLGP, the FDIA requires the FDIC to impose one or more special assessments on FDIC-insured depository institutions and depository institution holding companies.

KeyCorp is a participant in the Debt Guarantee component of the TLGP. KeyBank is a participant in both the Transaction Account Guarantee and the Debt Guarantee components of the TLGP, including the special election to issue long-term, senior unsecured debt not guaranteed by the FDIC. As of December 31, 2009, KeyCorp had $937.5 million of guaranteed debt outstanding under the TLGP and KeyBank had $1.0 billion of guaranteed debt outstanding under the TLGP.

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

FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories — well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized — using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a Tier 1 leverage capital ratio of at least 4.00% (3.00% if it has achieved the highest composite rating in its most recent examination and is not well capitalized). An institution’s prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of the institution or its parent bank holding company, and should be considered in conjunction with other available information regarding the financial condition and results of operations of the institution and its parent bank holding company. KeyBank is well-capitalized pursuant to the prompt corrective action guidelines.

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

Entry Into Certain Covenants

KeyCorp entered into two transactions during 2006 and one transaction (with an overallotment option) in 2008, each of which involved the issuance of trust preferred securities (“Trust Preferred Securities”) by Delaware statutory trusts formed by KeyCorp (the “Trusts”), as further described below. Simultaneously with the closing of each of those transactions, KeyCorp entered into a so-called replacement capital covenant (each, a “Replacement Capital Covenant” and collectively, the “Replacement Capital Covenants”) for the benefit of persons that buy or hold specified series of long-term indebtedness of KeyCorp or its then largest depository institution, KeyBank (the “Covered Debt”). Each of the Replacement Capital Covenants provide that neither KeyCorp nor any of its subsidiaries (including any of the Trusts) will redeem or purchase all or any part of the Trust Preferred Securities or certain junior subordinated debentures issued by KeyCorp and held by the Trust (the “Junior Subordinated Debentures”), as applicable, on or before the date specified in the applicable Replacement Capital Covenant, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that redemption or purchase, KeyCorp has received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Trust Preferred Securities or the Junior Subordinated Debentures, as applicable, at the time of redemption or purchase, and (ii) KeyCorp has obtained the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board. KeyCorp will provide a copy of the Replacement Capital Covenants to respective holders of Covered Debt upon request made in writing to KeyCorp, Investor Relations, 127 Public Square, Mail Code OH-01-27-1113, Cleveland, OH 44114-1306.

The following table identifies the (i) closing date for each transaction, (ii) issuer, (iii) series of Trust Preferred Securities issued, (iv) Junior Subordinated Debentures, and (v) applicable Covered Debt as of the date this annual report was filed with the SEC.

Trust Preferred
Closing Date	Issuer	Securities	Junior Subordinated	Covered Debt

6/20/06	KeyCorp Capital VIII and KeyCorp	$250,000,000 principal amount of 7% Enhanced Trust Preferred Securities	KeyCorp’s 7% junior subordinated debentures due June 15, 2066	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)
11/21/06	KeyCorp Capital IX and KeyCorp	$500,000,000 principal amount of 6.750% Enhanced Trust Preferred Securities	KeyCorp’s 6.750% junior subordinated debentures due December 15, 2066	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)
2/27/08	KeyCorp Capital X and KeyCorp	$700,000,000 principal amount of 8.000% Enhanced Trust Preferred Securities	KeyCorp’s 8.000% junior subordinated debentures due March 15, 2068	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)
3/3/2008	KeyCorp Capital X and KeyCorp	$40,000,000 principal amount of 8.000% Enhanced Trust Preferred Securities	KeyCorp’s 8.000% junior subordinated debentures due March 15, 2068	KeyCorp’s 5.70% junior subordinated debentures due 2035 underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

ITEM 1A.	RISK FACTORS

An investment in our Common Shares is subject to risks inherent to our business, ownership of our equity securities and our industry. Described below are certain risks and uncertainties, the occurrence of which could have a material and adverse effect on KeyCorp. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Although we have significant risk management policies, procedures and practices aimed at mitigating these risks, uncertainties may nevertheless impair our business operations. This report is qualified in its entirety by these risk factors.

IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND/OR ACCESS TO LIQUIDITY AND/OR CREDIT COULD BE MATERIALLY AND ADVERSELY AFFECTED (“MATERIAL ADVERSE EFFECT ON US”). IF THIS WERE TO HAPPEN, THE VALUE OF OUR SECURITIES — COMMON SHARES, SERIES A PREFERRED STOCK, SERIES B PREFERRED STOCK AND OUR TRUST PREFERRED SECURITIES — COULD DECLINE, PERHAPS SIGNIFICANTLY, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

Risks Related to our Business

Certain industries, including the financial services industry, are more significantly affected by certain economic factors such as unemployment and real estate asset values. Should the improvement of these economic factors lag the improvement of the overall economy, or not occur, we could be adversely affected.

Should the stabilization of the U.S. economy lead to a general economic recovery, the improvement of certain economic factors, such as unemployment and real estate asset values and rents, may nevertheless continue to lag behind the overall economy, or not occur at all. These economic factors typically affect certain industries, such as real estate and financial services, more significantly. For example, improvements in commercial real estate fundamentals typically lag broad economic recovery by twelve to eighteen months. Our clients include entities active in these industries. Furthermore, financial services companies, with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, it could have a Material Adverse Effect on Us.

We are subject to market risks, including in the commercial real estate sector. Should the fundamentals of the commercial real estate market further deteriorate, our financial condition and results of operations could be adversely affected.

The fundamentals within the commercial real estate sector remain weak, under continuing pressure by reduced asset values, rising vacancies and reduced rents. Commercial real estate values peaked in the fall of 2007, after gaining approximately 30% since 2005 and 90% since 2001. According to Moody’s Real Estate Analytics, LLC Commercial Property Index, at November 30, 2009, commercial real estate values were down 43% from their peak. Many of our commercial real estate loans were originated between 2005 and 2007. A portion of our commercial real estate loans are construction loans. These properties are typically not fully leased at the origination of the loan, but the borrower may be reliant upon additional leasing through the life of the loan to provide cash flow to support debt service payments. Weak economic conditions typically slow the execution of new leases; such conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space are expected to continue to rise in 2010. Increased vacancies could result in rents falling further over the next several quarters. The combination of these factors could result in further weakening in the fundamentals underlying the commercial real estate market. Should these fundamentals continue to deteriorate as a result of further decline in asset values and the instability of rental income, it could have a Material Adverse Effect on Us.

Declining asset prices could adversely affect us.

Over the last six quarters, the volatility and disruption that the capital and credit markets have experienced reached extreme levels. The market dislocations led to the failure of several substantial financial institutions, causing widespread liquidation of assets and further constraining credit markets. These asset sales, along with asset sales by other leveraged investors, including some hedge funds, rapidly drove down prices and valuations across a wide variety of traded asset classes. Asset price deterioration has a negative effect on the valuation of many of the asset categories represented on our balance sheet, and reduces our ability to sell assets at prices we deem acceptable. This could have a Material Adverse Effect on Us.

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

As of December 31, 2009, approximately 71% of our loan portfolio consisted of commercial, financial and agricultural loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than residential real estate loans and consumer loans. We closely monitor and manage risk concentrations and utilize various portfolio management practices to limit excessive concentrations when it is feasible to do so; however, our loan portfolio still contains a number of commercial loans with relatively large balances.

We also do business with environmentally sensitive industries and in connection with the development of Brownfield sites that provide appropriate business opportunities. We monitor and evaluate our borrowers for compliance with environmental-related covenants, which include covenants requiring compliance with applicable law. We take steps to mitigate risks; however, should political or other changes make it difficult for certain of our customers to maintain compliance with applicable covenants, our credit quality could be adversely affected.

The deterioration of one or more of any of our loans could cause a significant increase in nonperforming loans, which could result in net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, any of which could have a Material Adverse Effect on Us.

We also are subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil money or other penalties, which could have a Material Adverse Effect on Us.

The credit ratings of KeyCorp and KeyBank are important in order to maintain liquidity.

Although KeyCorp’s and KeyBank’s long-term debt is currently rated investment-grade by the major rating agencies, the ratings of Key’s long-term debt, Series A Preferred Stock and certain of its other securities have been downgraded and/or put on negative outlook by those major rating agencies. These rating agencies regularly evaluate the securities of KeyCorp and KeyBank, and their ratings of our long-term debt and other securities are based on a number of factors, including Key’s financial strength, ability to generate earnings, and other factors, some of which are not entirely within Key’s control, such as conditions affecting the financial services industry and the economy. In light of the difficulties in the financial services industry, the financial markets and the economy, there can be no assurance that Key will maintain its current ratings.

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

The EESA was enacted and signed into law by President Bush in October 2008 in response to the ongoing financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury has authority to, among other things, purchase up to

$700 billion of mortgages, mortgage-backed securities, preferred equity and warrants, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under its authority provided by EESA, the U.S. Treasury established the CPP, and the core provisions of the Financial Stability Plan. There can be no assurance regarding the actual impact that the EESA, the American Recovery and Reinvestment Act of 2009 (“Recovery Bill”), or other programs and initiatives undertaken by the U.S. government will have on the financial markets. The extreme levels of volatility and limited credit availability experienced in late 2008 and through the third quarter of 2009 may return or persist. Regional financial institutions have faced difficulties issuing debt in the fixed-income debt markets; these conditions could return and pose continued difficulties for the issuance of both medium term note and long-term subordinated note issuances. The failure of the EESA or other government programs to sufficiently contribute to financial market stability and put the U.S. economy on a path for an economic recovery could result in a continuation or worsening of current financial market conditions, which could have a Material Adverse Effect on Us. In the event that any of the various forms of turmoil experienced in the financial markets continue, or, as the case may be, return or become exacerbated, there may be a Material Adverse Effect on Us from (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our transaction counterparties specifically, (3) limitations resulting from further governmental action to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that return, are deeper, or last longer than currently anticipated.

The U.S. Treasury may require us to raise additional capital that would likely be dilutive to our Common Shares.

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we reported that, under the U.S. Treasury’s Capital Assessment Program (“CAP”), we were required to participate in the Supervisory Capital Assessment Program (“SCAP”) to determine whether we would be required to raise additional capital. As announced on May 7, 2009, under the SCAP assessment, we were required to increase the amount of our Tier 1 common equity by $1.8 billion within six months. We generated in excess of the $1.8 billion of additional Tier 1 common equity required by the SCAP results. Nevertheless, there can be no assurance that our regulators, including the U.S. Treasury and the Federal Reserve Board, will not conduct additional “stress test” capital assessments outside of typical examination cycles, such as the SCAP, and/or require us to generate additional capital, including Tier 1 common equity, in the future in the event of further negative economic circumstances, or in order for us to redeem our Series B Preferred Stock held by the U.S. Treasury under the CPP. Any additional capital that KeyCorp generates in the future, whether through exchange offers, underwritten offerings of Common Shares, or other public or private transactions, would be dilutive to common shareholders and may reduce the market price of our Common Shares. These factors could have a Material Adverse Effect on Us.

The potential issuance of a significant amount of Common Shares or equity convertible into our Common Shares to a private investor or group of private investors may be dilutive and cause the market price of our Common Shares to decline.

Having a significant shareholder may make some future transactions more difficult or perhaps impossible to complete without the support of such shareholder. The interests of the significant shareholder may not coincide with our interests or the interests of other shareholders. There can be no assurance that any significant shareholder will exercise its influence in our best interests as opposed to its best interests as a significant shareholder. A significant shareholder may make it difficult to approve certain transactions even if they are supported by the other shareholders, which may have an adverse effect on the market price of our Common Shares. These factors could have a Material Adverse Effect on Us.

Issuing a significant amount of common equity to a private investor may result in a change in control of KeyCorp under regulatory standards and contractual terms.

Should KeyCorp obtain a significant amount of additional capital from any individual private investor, a change of control could occur under applicable regulatory standards and contractual terms. Such change of control may trigger notice, approval and/or other regulatory requirements in many states and jurisdictions in which we operate. We are a party to various contracts and other agreements that may require us to obtain consents from our respective contract counterparties in the event of a change in control. The failure to obtain any required regulatory consents or approvals or contractual consents due to a change in control may have a Material Adverse Effect on Us.

Should we decide to repurchase the U.S. Treasury’s Series B Preferred Stock, future issuance(s) of Common Shares may be necessary, which, if necessary, would likely result in significant dilution to holders of KeyCorp Common Shares.

In conjunction with any repurchase of the Series B Preferred Stock issued to the U.S. Treasury, we may elect or be required by our regulators to increase the amount of our Tier 1 common equity through the sale of additional Common Shares. In addition, in connection with the U.S. Treasury’s purchase of the Series B Preferred Stock, pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms, the U.S. Treasury received a Warrant to purchase 35,244,361 of our Common Shares at an initial per share exercise price of $10.64, subject to adjustment, which expires ten years from the issuance date, and we have agreed to provide the U.S. Treasury with registration rights covering the Warrant and the underlying Common Shares. The terms of the Warrant provide for a procedure, upon repurchase of the Series B Preferred Stock, to determine the value of the Warrant, and purchase the Warrant, within approximately 40 days of the repurchase of the Series B Preferred Stock. However, even if we were to redeem the Series B Preferred Stock, there is no assurance that this Warrant will be fully retired and, therefore, that it will not be exercised, prior to its expiration date. The issuance of additional Common Shares as a result of the exercise of the Warrant the U.S. Treasury holds would likely dilute the ownership interest of KeyCorp’s existing common shareholders.

The terms of the Warrant provide that, if we issue Common Shares or securities convertible or exercisable into or exchangeable for Common Shares at a price that is less than 90% of the market price of such shares on the last trading day preceding the date of the agreement to sell such shares, the number and the per share price of Common Shares to be purchased pursuant to the Warrant will be adjusted pursuant to its terms. We may also choose to issue securities convertible into or exercisable for our Common Shares and such securities may themselves contain anti-dilution provisions. Such anti-dilution adjustment provisions may have a further dilutive effect on other holders of our Common Shares.

There can be no assurance that we will not in the future determine that it is advisable, or that we will not encounter circumstances where we determine that it is necessary, to issue additional Common Shares, securities convertible into or exchangeable for Common Shares or common-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. The market price of our Common Shares could decline as a result of such exchange offerings, as well as other sales of a large block of our Common Shares or similar securities in the market thereafter, or the perception that such sales could occur. These factors could have a Material Adverse Effect on Us.

We may not be permitted to repurchase the U.S. Treasury’s TARP CPP investment if and when we request approval to do so.

We have generated in excess of the $1.8 billion in additional Tier 1 common equity required by the SCAP. While it is our plan to repurchase the Series B Preferred Stock as soon as practicable, in order to repurchase such securities, in whole or in part, we must establish to our regulators satisfaction that we have satisfied all of the conditions to repurchase and must obtain the approval of the Federal Reserve and the U.S. Treasury. There can be no assurance that we will be able to repurchase the U.S. Treasury’s TARP investment in our Series B Preferred Stock. In addition to limiting our ability to return capital to our shareholders, the U.S. Treasury’s investment could limit our ability to retain key executives and other key employees, and limit our ability to develop business opportunities. These factors could have a Material Adverse Effect on Us.

During 2009, disruptions and volatility in financial markets adversely affected KeyCorp. These factors could continue to affect KeyCorp. Our actions in response to these financial market disruptions may not be sufficient to mitigate the effects of market uncertainties and other risks presented.

The capital and credit markets, including the fixed income markets, experienced extreme volatility and disruption between July 2007 and October 2009. The disruptions in the capital and credit markets reached unprecedented levels during the third and fourth quarters of 2008. As a result of the severe economic conditions, in 2009, we, and many financial institutions similar to us, generated and raised Tier 1 common equity through exchanges of existing trust preferred securities or preferred equity for common stock, at-the-market offerings of common stock or underwritten offerings of common stock, or a combination of the foregoing. Until the middle of the third quarter of 2009, regional financial institutions continued to encounter difficulties in the fixed income markets.

While most economists generally agree that the U.S. economy has stabilized, it remains unclear whether a sustainable recovery is underway. Uncertainties in the financial markets continue to present significant challenges, particularly for the financial services industry. As a financial services company, our operations and financial condition are significantly affected by general economic and market conditions. During 2009, the continued disruptions in the financial markets caused markdowns and/or losses by financial institutions from trading, hedging and other market activities, resulting in reduced earnings for many financial institutions. Additionally, financial institutions with lending operations faced substantial loan losses due to high unemployment, reduced real estate asset values and 1.43 million bankruptcy filings in 2009, representing an increase of 32% from 2008. Unemployment at December 31, 2009 was above 10%, up from 7.4% at December 31, 2008. We were similarly affected by these factors. During 2009, we increased our provision for loan losses by $1.622 billion or 106% in response to the continued deterioration in our loan portfolios resulting from the economic decline. During 2009, we also recorded noncash accounting charges of $268 million due to intangible assets impairment resulting from a decline in the fair value of our National Banking unit, reflecting the extreme weakness in financial markets, and our decisions to wind down the operations of Austin Capital Management Ltd. (“Austin”) and cease conducting our business in the commercial vehicle and office equipment leasing markets. It is difficult to predict how long these challenging economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether our actions will effectively mitigate these extreme external factors. Furthermore, the models that we use to assess the creditworthiness of customers and to estimate losses inherent in our credit exposure may become less predictive due to fundamental changes in the U.S. economy. Accordingly, these factors could have a Material Adverse Effect on Us.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings. We use simulation analysis to produce an estimate of interest rate exposure based on assumptions and judgments related to balance sheet changes, customer behavior, new products, new business volume, product pricing, competitor behavior, the behavior of market interest rates and anticipated hedging activities. Simulation analysis involves a high degree of subjectivity and requires estimates of future risks and trends. Accordingly, there can be no assurance that actual results will not differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, actual hedging strategies employed, changes in balance sheet composition, and the possible effects of unanticipated or unknown events.

Although we believe we have implemented effective asset and liability management strategies, including simulation analysis and the use of interest rate derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a Material Adverse Effect on Us.

We are subject to other market risk.

Traditionally, market factors such as changes in foreign exchange rates, changes in the equity markets and changes in the financial soundness of bond insurers, sureties and other unrelated financial companies have the potential to affect current market values of financial instruments. During 2008, market events demonstrated this to an extreme. Between July 2007 and October 2009, conditions in the fixed income markets, specifically the wider credit spreads over benchmark U.S. Treasury securities for many fixed income securities, caused significant volatility in the market values of loans, securities, and certain other financial instruments that are held in our trading or held-for-sale portfolios. Opportunities to minimize the adverse affects of market changes are not always available. It is possible that such volatility and adverse effects will continue over a prolonged period of time and/or worsen over time. It is not possible for us to predict whether there will be further substantial changes in the financial markets that could have a Material Adverse Effect on Us.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services to institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. During 2008, Key incurred $54 million of derivative-related charges as a result of market disruption caused by the failure of Lehman Brothers. Another example of losses related to this type of risk is the losses associated with the Bernie Madoff ponzi scheme (“Madoff ponzi scheme”). As a result of the Madoff ponzi scheme, our investment subsidiary, Austin, determined that its funds had suffered investment losses up to $186 million. Following Lehman Brothers failure, we took several steps to better measure, monitor, and mitigate our counterparty risks and to reduce these exposures. This includes daily position measurement and reporting, the use of scenario analysis and stress testing, replacement cost estimation, risk mitigation strategies, and market feedback validation.

Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due us. It is not possible to anticipate all of these risks and it is not feasible to mitigate these risks completely. Accordingly, there is no assurance that losses from such risks would not have a Material Adverse Effect on Us.

We are subject to liquidity risk.

Market conditions or other events could negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a Material Adverse Effect on Us. Certain credit markets that we participate in and rely upon as sources of funding were significantly disrupted and volatile from the third quarter of 2007 through the third quarter of 2009. These conditions in the recent past increase our liquidity risk exposure, and could return. While the credit markets have improved, the availability of credit and the cost of funds remain tight and more expensive than typical for an economy with a growing gross domestic product. Part of our strategy to reduce liquidity risk involves promoting customer deposit growth, exiting certain noncore lending businesses, diversifying our funding base, maintaining a liquid asset portfolio, and strengthening our capital base to reduce our need for debt as a source of liquidity. Many of these disrupted markets are showing signs of recovery. Nonetheless, if further market disruption or other factors reduce the cost effectiveness and/or the availability of supply in the credit markets for a prolonged period of time, we may need to expand the utilization of unsecured wholesale funding instruments, or use other potential means of accessing funding and managing liquidity such as generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, purchasing deposits from other banks, borrowing under certain secured wholesale facilities, and utilizing relationships developed with fixed income investors in a variety of markets — domestic, European and Canadian — as well as increased management of loan growth and investment opportunities and other management tools. There can be no assurance that these alternative means of funding will be available; under certain stressed conditions experienced during the liquidity crisis, some of these alternative means of funding were not available. Should these forms of funding become unavailable, it is unclear what impact, given current economic conditions, unavailability of such funding would have on us. A deep and prolonged disruption in the markets could have the effect of significantly restricting the accessibility of cost effective capital and funding, which could have a Material Adverse Effect on Us.

Various factors may cause our allowance for loan losses to increase.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents our estimate of losses within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects our ongoing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unexpected losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, the stagnation of certain economic indicators that we are more susceptible to, such as unemployment and real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan allowance is inadequate), we will need additional loan loss provisions to increase the allowance for loan losses. Additional provisions to increase the allowance for loan losses, should they become necessary, would result in a decrease in net income and capital and may have a Material Adverse Effect on Us.

We are subject to operational risk.

Like all businesses, we are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. We are also exposed to operational risk through our outsourcing arrangements, and the affect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business, such as certain loan processing functions. Additionally, some of our outsourcing arrangements are located overseas and therefore are subject to political risks unique to the regions in which they operate. Although we seek to mitigate operational risk through a system of internal controls, resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities, any and all of which could have a Material Adverse Effect on Us.

Our profitability depends significantly on economic conditions in the geographic regions in which we operate.

Our success depends primarily on economic conditions in the markets in which we operate. We have concentrations of loans and other business activities in geographic areas where our branches are located — the Northwest, the Rocky Mountains, the Great Lakes and the Northeast — as well as potential exposure to geographic areas outside of our branch footprint. For example, the nonowner-occupied properties segment of our commercial real estate portfolio has exposures in several markets outside of our footprint. Real estate values and cash flows have been negatively affected on a national basis due to weak economic conditions. Certain markets, such as Florida, southern California, Phoenix, Arizona, and Las Vegas, Nevada, have experienced more significant deterioration. The delinquencies, nonperforming loans and charge-offs that we have experienced have been more heavily weighted to these specific markets. As a result of these and other economic factors, we recently increased the provision for loan losses. The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, an act of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors, such as severe declines in the value of homes and other real estate, could also impact these regional economies and, in turn, have a Material Adverse Effect on Us.

We operate in a highly competitive industry and market areas.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and super-regional banks as well as smaller community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national financial services firms. In recent years, while the breadth of the institutions that we compete with has increased, competition has intensified as a result of consolidation efforts. During 2009, competition continued to intensify as the challenges of the liquidity crisis and market disruption led to further redistribution of deposits and certain banking assets to stronger and larger financial institutions. We expect this trend to continue. The competitive landscape was also affected by the conversion of traditional investment banks to bank holding companies during the liquidity crisis due to the access it provides to government-sponsored sources of liquidity. The financial services industry’s competitive landscape could become even more intensified as a result of legislative, regulatory, structural and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks.

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

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a Material Adverse Effect on Us.

We are subject to extensive government regulation and supervision.

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions’ regulatory regime in light of recent events affecting the financial services industry. It is not possible to predict the scope of such changes or their potential impact on our results of operations.

For example, President Obama announced in January 2010 a reform proposal to: (1) limit the scope of financial institutions and ensure that a bank will not own, invest in or sponsor a hedge fund or a private equity fund, or have proprietary trading operations unrelated to its service of its customers for its own profit; and (2) limit further consolidation of the financial sector. This proposal — sometimes referred to by the media as the Volcker Rule —

aims to place limits on the growth of market share at the largest financial firms, supplementing the existing caps on market share of deposits. It is impossible to predict whether President Obama’s proposal for financial regulatory reform will succeed or what the impact of any financial reform proposal would be on us or the banking industry generally. If this financial reform proposal is adopted in some form, it may, for example, limit the scope of financial services and investments that financial institutions with commercial banks may invest in, impose additional capital and liquidity standards, and/or limit the size of financial institutions in order to avoid any moral hazard associated with financial institutions deemed to big to fail. These types of reform could limit our ability to conduct certain of our businesses, such as funds that are part of our investment adviser subsidiary, Victory Capital Management Inc., or funds sponsored and advised by, and investments in private equity funds made by, our principal investing line of business, which could require us to divest or spin-off certain of our business units and private equity investments. Furthermore, as part of the SCAP, Key was identified as a financial institution that was one of nineteen firms that collectively hold two-thirds of the banking assets and more than one-half of the loans in the U.S. banking system. While it is difficult to predict if regulatory reform will occur and the extent or nature of regulatory reform, should regulatory reform limit the size of the SCAP banks, our ability to pursue opportunities to achieve growth through the acquisition of other banks or deposits could be affected, which, in turn could have a Material Adverse Effect on Us.

Changes to statutes, regulations or regulatory policies; changes in the interpretation or implementation of statutes, regulations or policies; and/or continuing to become subject to heightened regulatory practices, requirements or expectations, could affect us in substantial and unpredictable ways, and could have a Material Adverse Effect on Us. Such changes could subject us to additional costs, limit the types of financial services and products that we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to appropriately comply with laws, regulations or policies (including internal policies and procedures designed to prevent such violations) could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a Material Adverse Effect on Us.

Our controls and procedures may fail or be circumvented.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a Material Adverse Effect on Us.

We rely on dividends from our subsidiaries for most of our funds.

KeyCorp is a legal entity separate and distinct from its subsidiaries. With the exception of cash raised from debt and equity issuances, we receive substantially all of our cash flow from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our Common Shares and interest and principal on our debt. Federal banking law and regulations limit the amount of dividends that KeyBank (KeyCorp’s largest subsidiary) and certain nonbank subsidiaries may pay to KeyCorp. During 2008 and 2009, KeyBank did not pay any dividends to KeyCorp; nonbank subsidiaries paid KeyCorp $.8 million in dividends during 2009. As of the close of business on December 31, 2009, KeyBank would not have been permitted to pay dividends to KeyCorp without prior regulatory approval since the bank had a net loss of $1.151 billion for 2009 and a net loss of $1.161 billion for 2008. For further information on the regulatory restrictions on the payment of dividends by KeyBank see “Supervision and Regulation — Dividend Restrictions” of this report.

Also, KeyCorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event KeyBank is unable to pay dividends to KeyCorp, we may not be able to service debt, pay obligations or pay dividends on our Common Shares. The inability to receive dividends from KeyBank could have a Material Adverse Effect on Us.

Our earnings and/or financial condition may be affected by changes in accounting principles and in tax laws, or the interpretation of them.

Changes in U.S. generally accepted accounting principles could have a Material Adverse Effect on Us. Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance measures.

Like all businesses, we are subject to tax laws, rules and regulations. Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other governmental bodies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, among other things. Failure to appropriately comply with tax laws, rules and regulations could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a Material Adverse Effect on Us.

Additionally, we conduct quarterly assessments of our deferred tax assets. The carrying value of these assets is dependent upon earnings forecasts and prior period earnings, among other things. A significant change in our assumptions could affect the carrying value of our deferred tax assets on our balance sheet, which, in turn, could have a Material Adverse Effect on Us.

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

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a Material Adverse Effect on Us.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to retain or hire the people we want and/or need. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, have a Material Adverse Effect on Us. Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a Material Adverse Effect on Us because of the loss of the employee’s skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel for our talented executives and/or relationship managers.

Pursuant to the standardized terms of the CPP, among other things, we agreed to institute certain restrictions on the compensation of certain senior executive management positions that could have an adverse effect on our ability to hire or retain the most qualified senior executives. Other restrictions may also be imposed under the Recovery Bill or other legislation or regulations. Our ability to attract and/or retain talented executives and/or relationship managers may be affected by these developments or any new executive compensation limits, and such restrictions could have a Material Adverse Effect on Us.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a Material Adverse Effect on Us.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a Material Adverse Effect on Us.

We are subject to claims and litigation.

From time to time, customers and/or vendors may make claims and take legal action against us. We maintain reserves for certain claims when deemed appropriate based upon our assessment of the claims. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect how the market perceives us and our products and services as well as impact customer demand for those products and services. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry. There have also been a number of highly publicized cases involving fraud or misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Any financial liability for which we have not adequately maintained reserves, and/or any reputation damage from such claims and legal actions, could have a Material Adverse Effect on Us.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery plans and procedures, and monitor for significant environmental effects on our properties or our investments, the occurrence of any such event could have a Material Adverse Effect on Us.

Risks Associated With Our Common Shares

Our issuance of securities to the U.S. Treasury may limit our ability to return capital to our shareholders and is dilutive to our Common Shares. If we are unable to redeem such preferred shares, the dividend rate increases substantially after five years.

In connection with our sale of $2.5 billion of the Series B Preferred Stock to the U.S. Treasury in conjunction with its CPP, we also issued a Warrant to purchase 35,244,361 of our Common Shares at an exercise price of $10.64. The number of shares was determined based upon the requirements of the CPP, and was calculated based on the average market price of our Common Shares for the 20 trading days preceding approval of our issuance (which was also the basis for the exercise price of $10.64). The terms of the transaction with the U.S. Treasury include limitations on our ability to pay dividends and repurchase our Common Shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, we will not be able to increase our dividends above the level of our quarterly dividend declared during the third quarter of 2008 ($0.1875 per common share on a quarterly basis) nor repurchase any of our Common Shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with our benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our Common Shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. These restrictions, combined with the dilutive impact of the Warrant, may have an adverse effect on the market price of our Common Shares, and, as a result, they could have a Material Adverse Effect on Us.

Unless we are able to redeem the Series B Preferred Stock during the first five years, the dividend payments on this capital will increase substantially at that point, from 5% ($125 million annually) to 9% ($225 million annually). Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity and, as a result, have a Material Adverse Effect on Us.

You may not receive dividends on the Common Shares.

Holders of our Common Shares are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Furthermore, our common shareholders are subject to the prior dividend rights of any holders of our preferred stock or depositary shares representing such preferred stock then outstanding. As of February 24, 2010, there were 2,904,839 shares of KeyCorp’s Series A Preferred Stock with a liquidation preference of $100 per share issued and outstanding and 25,000 shares of the Series B Preferred Stock with a liquidation preference of $100,000 per share issued and outstanding.

In July 2009, we reduced the quarterly dividend on our Common Shares to $0.01 per share. We do not expect to increase the quarterly dividend above $0.01 for the foreseeable future. We could decide to eliminate our Common Shares dividend altogether. Furthermore, as long as our Series A Preferred Stock and the Series B Preferred Stock are outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our Common Shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. In addition, prior to November 14, 2011, unless we have redeemed all of the Series B Preferred Stock or the U.S. Treasury has transferred all of the Series B Preferred Stock to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase our Common Shares dividend above $.1875 except in limited circumstances. This could adversely affect the market price of our Common Shares. Also, KeyCorp is a bank holding company and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.

In addition, terms of KeyBank’s outstanding junior subordinated debt securities prohibit us from declaring or paying any dividends or distributions on KeyCorp’s capital stock, including its Common Shares, or purchasing, acquiring, or making a liquidation payment on such stock, if an event of default has occurred and is continuing under the applicable indenture, if we are in default with respect to a guarantee payment under the guarantee of the related capital securities or if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing. These factors could have a Material Adverse Effect on Us.

KeyCorp was required to conduct stress tests pursuant to the U.S. Treasury’s CAP and could be required to conduct additional stress tests and raise additional capital that would be dilutive to our Common Shares and may limit our ability to return capital to our shareholders.

On February 25, 2009, the U.S. Treasury announced preliminary details of the CAP component of its Financial Stability Plan. The CAP was implemented to ensure the continued ability of U.S. financial institutions to lend to creditworthy borrowers in the event of a weaker than expected economic environment and larger than expected potential losses. Following the conduct of such stress tests, our regulators determined that we needed to generate an additional $1.8 billion of Tier 1 common equity.

We completed various capital transactions, generating in excess of $1.8 billion of additional Tier 1 common equity. Should the U.S. Treasury and our banking regulators determine that additional stress testing is necessary, or in order to receive approval to redeem our Series B Preferred, we may need to raise additional capital. Should this happen, we may only have a limited window to raise that capital. Should we need to issue additional equity capital, it would be dilutive to our Common Shares and may limit our ability to return capital to our shareholders. These factors may have a Material Adverse Effect on Us.

Our share price can be volatile.

Share price volatility may make it more difficult for you to resell your Common Shares when you want and at prices you find attractive. Our share price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to our business;

•	changes in the credit, mortgage and real estate markets, including the market for mortgage-related securities;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions of us and/or our competitors in the marketplace;

•	new technology used, or products or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments entered into by us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	future sales of our equity or equity-related securities;

•	our past and future dividend practices;

•	changes in governmental regulations affecting our industry generally or our business and operations;

•	changes in global financial markets, economies and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and

•	the occurrence or nonoccurrence, as appropriate, of any circumstance described in these Risk Factors.

General market fluctuations, market disruption, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our share price to decrease regardless of operating results. Any of these factors could have a Material Adverse Effect on Us.

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

Our articles of incorporation and regulations, as well as certain banking laws, may have an anti-takeover effect.

Provisions of our articles of incorporation and regulations and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our Common Shares.

Risks Associated With Our Industry

Difficult market conditions have adversely affected the financial services industry, business and results of operations.

The dramatic deterioration experienced in the housing market led to weakness across geographies, industries, and ultimately the broad economy. Over the last 30 months, the housing market experienced falling home prices, increasing foreclosures; unemployment and under-employment rose significantly; and weakened commercial real estate fundamentals negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, and commercial and investment banks. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection. It is not possible to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether our actions and government remediation efforts will effectively mitigate these factors. Accordingly, the resulting lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could have a Material Adverse Effect on Us. Furthermore, continued deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a Material Adverse Effect on Us.

As a result of the challenges presented by economic conditions, we may face the following risks, including, but not limited to:

•	Increased regulation of our industry, including heightened legal standards and regulatory requirements or expectations imposed in connection with the EESA, the Recovery Bill or other government initiatives. Compliance with such regulation will likely increase our costs and limit our ability to pursue business opportunities.

•	Impairment of our ability to assess the creditworthiness of our customers if the models and approaches we use to select, manage, and underwrite customers become less predictive of future behaviors due to fundamental changes in economic conditions.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. In a highly uncertain economic environment, these processes may no longer be capable of accurate estimation and, in turn, may impact the reliability of our evaluation of our credit risk and exposure.

•	Our ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Increased intensity of competition in the financial services industry due to: (i) the continued trend of mergers of financial institutions with stronger and larger financial institutions and the redistribution of FDIC-insured deposits and certain banking assets through the FDIC least-cost resolution process, and (ii) the conversion of certain investment banks to bank holding companies. We expect competition to intensify as a result of these changes to the competitive landscape. Should competition in the financial services industry continue to intensify, our ability to market products and services may be adversely affected.

•	We will be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. We are also likely to be required to pay other fees necessary to support the EESA, the Recovery Bill and other government efforts.

•	Financial institutions may be required, regardless of risk, to pay taxes or other fees to the U.S. Treasury. Such taxes or other fees could be designed to reimburse the U.S. Treasury for the many government programs and initiatives it has undertaken as part of its economic stimulus efforts.

•	Our ability to attract key executives and/or other key employees may be hindered as a result of executive compensation limits as a result of our participation in the CPP and/or regulations that may be issued by the U.S. Treasury or other regulators pursuant to its authority under the EESA or the Recovery Bill. Furthermore, we may lose key executives and/or other key employees as a result of such limitations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a Material Adverse Effect on Us.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete through alternative methods financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a Material Adverse Effect on Us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2.	PROPERTIES

The headquarters of KeyCorp and KeyBank are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2009, Key leased approximately 686,002 square feet of the complex, encompassing the first twenty-three floors, and the 54th through 56th floors of the 57-story Key Tower. As of the same date, KeyBank owned 561 and leased 446 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.

ITEM 3.	LEGAL PROCEEDINGS

The information in the Legal Proceedings section of Note 18 (“Commitments, Contingent Liabilities and Guarantees”) of the Financial Review section of KeyCorp’s 2009 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of KeyCorp.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend restrictions discussion in this report and the following disclosures included in the Financial Review section of KeyCorp’s 2009 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference:

Page(s)

Discussion of Common Shares, shareholder information and repurchase activities in the section captioned “Capital — Common shares outstanding”	50-51
Presentation of annual market price and cash dividends per Common Share	17
Discussion of dividend restrictions in the “Liquidity risk management — Liquidity for KeyCorp” section, Note 5 (“Restrictions on Cash, Dividends and Lending Activities”), and Note 15 (“Shareholders’ Equity”)
66, 111, 128
KeyCorp common share price performance (2004-2009) graph	51

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

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented in the Financial Review section of KeyCorp’s 2009 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Financial Review section of KeyCorp’s 2009 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Risk Management — Market risk management” of the Financial Review section of KeyCorp’s 2009 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto of the Financial Review section of KeyCorp’s 2009 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm in the Financial Review section of KeyCorp’s 2009 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the sections captioned “Issue One — ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” contained in KeyCorp’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 20, 2010 and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 2, 2010.

KeyCorp has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. William G. Bares, Ruth Ann M. Gillis, Kristen L. Manos, Eduardo R. Menascé and Peter G. Ten Eyck, II are members of the Audit Committee. The Board of Directors has determined that Ms. Gillis and Mr. Menascé each qualify as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and that each member of the Audit Committee is “independent,” as that term is defined in Section 303A.02 of the New York Stock Exchange’s listing standards.

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

The information required by this item is set forth in the sections captioned “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION AND ORGANIZATION COMMITTEE REPORT” contained in KeyCorp’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 20, 2010, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the sections captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SHARE OWNERSHIP AND OTHER PHANTOM STOCK UNITS” contained in KeyCorp’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 20, 2010, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the section captioned “DIRECTOR INDEPENDENCE” contained in KeyCorp’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 20, 2010, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the sections captioned “AUDIT FEES,” “AUDIT-RELATED FEES,” “TAX FEES,” “ALL OTHER FEES” and “PRE-APPROVAL POLICIES AND PROCEDURES” contained in KeyCorp’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 20, 2010, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a) (1) Financial Statements

The following financial statements of KeyCorp and its subsidiaries, and the auditor’s report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp’s 2009 Annual Report to Shareholders (Exhibit 13 hereto):

(a) (2) Financial Statement Schedules

All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a) (3) Exhibits*

3.1	Amended and Restated Articles of Incorporation of KeyCorp.
3.2	Amended and Restated Regulations of KeyCorp, effective May 15, 2008, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
10.1	Form of Option Grant between KeyCorp and Henry L. Meyer III, dated November 15, 2000, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.2	Form of Award of KeyCorp Executive Officer Grant with Restricted Stock Units (2008-2010), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.3	Form of Award of KeyCorp Executive Officer Grant (2008-2010), filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.4	Form of Award of KeyCorp Officer Grant with Restricted Stock Units (2008-2010), filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.5	Form of Award of KeyCorp Officer Grant (2008-2010), filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.6	Form of Award of KeyCorp Officer Grant (effective March 12, 2009), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.
10.7	Form of Award of Restricted Stock (Base Salary), filed as Exhibit 99.1 to Form 8-K filed September 23, 2009, and incorporated herein by reference.
10.8	Form of Award of Non-Qualified Stock Options (effective June 12, 2009).
10.9	Amended Employment Agreement between KeyCorp and Henry L. Meyer III, dated as of September 1, 2009, filed as Exhibit 10.1 to Form 8-K filed December 4, 2009, and incorporated herein by reference.
10.10	Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of September 1, 2009, filed as Exhibit 10.2 to Form 8-K filed December 4, 2009, and incorporated herein by reference.

10.11	Form of Change of Control Agreement (Tier II) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of September 1, 2009, filed as Exhibit 10.3 to Form 8-K filed December 4, 2009, and incorporated herein by reference.
10.12	KeyCorp Annual Incentive Plan (January 1, 2009 Restatement).
10.13	KeyCorp Annual Performance Plan (January 1, 2008 Restatement), effective as of January 1, 2008, filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.
10.14	KeyCorp Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003), filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.15	KeyCorp 2004 Equity Compensation Plan.
10.16	KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001, filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.17	KeyCorp Umbrella Trust for Directors between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.18	Amended and Restated Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.19	Amendment to the Director Deferred Compensation Plan.
10.20	KeyCorp Amended and Restated Second Director Deferred Compensation Plan, effective as of December 31, 2008, filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.21	KeyCorp Directors’ Deferred Share Plan, effective as of December 31, 2008, filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.22	KeyCorp Directors’ Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.23	KeyCorp Excess Cash Balance Pension Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.24	First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.25	Second Amendment to KeyCorp Excess Cash Balance Pension Plan, effective January 1, 2003, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.26	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan.
10.27	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan, effective as of December 31, 2007, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.
10.28	KeyCorp Second Excess Cash Balance Pension Plan.
10.29	KeyCorp Automatic Deferral Plan (December 31, 2008 Restatement) , filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.30	McDonald Financial Group Deferral Plan, restated as of December 31, 2008, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.31	KeyCorp Deferred Bonus Plan, effective as of December 31, 2008, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.32	KeyCorp Commissioned Deferred Compensation Plan, restated as of December 31, 2008, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.33	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.34	Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988, filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.35	KeyCorp Umbrella Trust for Executives between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.36	KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1981, restated August 16, 1990, amended January 1, 1995 and August 1, 1996, filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.37	Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1995.
10.38	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective August 1, 1996.
10.39	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan, adopted July 1, 1999, filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.40	KeyCorp Second Executive Supplemental Pension Plan.
10.41	KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1990, restated August 16, 1990, filed as Exhibit 10.43 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.42	Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective January 1, 1995.
10.43	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective August 1, 1996.
10.44	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, adopted July 1, 1999, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.45	Fourth Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective December 28, 2004, filed as Exhibit 10.70 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.46	KeyCorp Second Supplemental Retirement Benefit Plan for Key Executives, filed as Exhibit 10.71 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.47	KeyCorp Deferred Equity Allocation Plan.
10.48	KeyCorp Deferred Savings Plan.
10.49	KeyCorp Second Supplemental Retirement Plan.
10.50	KeyCorp Deferred Cash Award Plan.
10.51	Letter Agreement between KeyCorp and Thomas W. Bunn dated August 5, 2008, filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
10.52	Letter Agreement between KeyCorp and Peter Hancock, dated November 25, 2008, filed as Exhibit 10.56 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.53	Letter Agreement, dated November 14, 2008, between KeyCorp and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Series B Preferred Stock and Warrant, and the Form of Express Terms of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, to be proposed as the Preferred Stock Proposal at the KeyCorp 2009 Annual Meeting of Shareholders, filed as Exhibit 10.1 to Form 8-K filed November 20, 2008, and incorporated herein by reference.

12	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
13	Financial Review section of KeyCorp 2009 Annual Report to Shareholders.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer pursuant to Section 111 (b)(4) of the EESA.
99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the EESA.

101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Label Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Presentation Linkbase Document**

KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders. All documents listed as Exhibits 10.1 through 10.52 constitute management contracts or compensatory plans or arrangements.

*	Copies of these Exhibits have been filed with the SEC. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-01-27-1113, Cleveland, OH 44114-1306.

**	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Thomas C. Stevens
Thomas C. Stevens
Vice Chairman and Chief Administrative Officer
March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

*Henry L. Meyer III	Chairman, Chief Executive Officer, and President (Principal Executive Officer), and Director

*Jeffrey B. Weeden	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

*Robert L. Morris	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

*William G. Bares	Director

*Edward P. Campbell	Director

*Joseph A. Carrabba	Director

*Dr. Carol A. Cartwright	Director

*Alexander M. Cutler	Director

*H. James Dallas	Director

*Ruth Ann M. Gillis	Director

*Kristen L. Manos	Director

*Lauralee E. Martin	Director

*Eduardo R. Menascé	Director

*Bill R. Sanford	Director

*Thomas C. Stevens	Director

*Peter G. Ten Eyck, II	Director

/s/  Paul N. Harris
* By Daniel R. Stolzer, attorney-in-fact
March 1, 2010