Form 10-Q
period 2010-03-31
KEYCORP /NEW/
filed 2010-05-06
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	879,154,033 Shares

(Title of class)	(Outstanding at April 30, 2010)

KEYCORP

Throughout the Notes to Consolidated Financial Statements and Management’s Discussion &
Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations which are defined in Note 1 (“Basis of Presentation”), which begins on page 9.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
in millions, except share data	2010	2009	2009
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$619	$471	$624
Short-term investments	4,345	1,743	2,917
Trading account assets	1,034	1,209	1,279
Securities available for sale	16,553	16,641	8,363
Held-to-maturity securities (fair value: $22, $24 and $25)	22	24	25
Other investments	1,525	1,488	1,464
Loans, net of unearned income of $1,692, $1,770 and $2,142	55,913	58,770	70,003
Less: Allowance for loan losses	2,425	2,534	2,016

Net loans	53,488	56,236	67,987
Loans held for sale	556	443	671
Premises and equipment	872	880	847
Operating lease assets	652	716	889
Goodwill	917	917	917
Other intangible assets	46	50	110
Corporate-owned life insurance	3,087	3,071	2,994
Derivative assets	1,063	1,094	1,707
Accrued income and other assets (including $161 of consolidated LIHTC guaranteed funds VIEs, see Note 7) (a)	4,150	4,096	2,615
Discontinued assets (including $2,624 of consolidated education loan securitization trusts VIEs at fair value, see Note 7) (a)	6,374	4,208	4,425

Total assets	$95,303	$93,287	$97,834

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$25,068	$24,341	$23,599
Savings deposits	1,873	1,807	1,795
Certificates of deposit ($100,000 or more)	10,188	10,954	13,250
Other time deposits	12,010	13,286	14,791

Total interest-bearing	49,139	50,388	53,435
Noninterest-bearing	15,364	14,415	11,641
Deposits in foreign office — interest-bearing	646	768	801

Total deposits	65,149	65,571	65,877
Federal funds purchased and securities sold under repurchase agreements	1,927	1,742	1,565
Bank notes and other short-term borrowings	446	340	2,285
Derivative liabilities	1,103	1,012	927
Accrued expense and other liabilities	2,089	2,007	1,891
Long-term debt	11,177	11,558	14,978
Discontinued liabilities (including $2,457 of consolidated education loan securitization trusts VIEs at fair value, see Note 7) (a)	2,490	124	137

Total liabilities	84,381	82,354	87,660

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.750% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839 and 6,575,000 shares	291	291	658
Fixed-Rate Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation preference; authorized and issued 25,000 shares	2,434	2,430	2,418
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 946,348,435, 946,348,435 and 584,061,120 shares	946	946	584
Common stock warrant	87	87	87
Capital surplus	3,724	3,734	2,464
Retained earnings	5,098	5,158	6,160
Treasury stock, at cost (67,296,277, 67,813,492 and 85,487,810 shares)	(1,958)	(1,980)	(2,500)
Accumulated other comprehensive income (loss)	19	(3)	97

Key shareholders’ equity	10,641	10,663	9,968
Noncontrolling interests	281	270	206

Total equity	10,922	10,933	10,174

Total liabilities and equity	$95,303	$93,287	$97,834

(a)	Assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated education loan securitization trusts VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
dollars in millions, except per share amounts	2010	2009

INTEREST INCOME
Loans	$710	$840
Loans held for sale	4	8
Securities available for sale	150	100
Held-to-maturity securities	1	1
Trading account assets	11	13
Short-term investments	2	3
Other investments	14	12

Total interest income	892	977

INTEREST EXPENSE
Deposits	212	300
Federal funds purchased and securities sold under repurchase agreements	1	1
Bank notes and other short-term borrowings	3	6
Long-term debt	51	81

Total interest expense	267	388

NET INTEREST INCOME	625	589
Provision for loan losses	413	847

Net interest income (expense) after provision for loan losses	212	(258)

NONINTEREST INCOME
Trust and investment services income	114	110
Service charges on deposit accounts	76	82
Operating lease income	47	61
Letter of credit and loan fees	40	38
Corporate-owned life insurance income	28	27
Net securities gains (losses) (a)	3	(14)
Electronic banking fees	27	24
Gains on leased equipment	8	26
Insurance income	18	18
Net gains (losses) from loan sales	4	7
Net gains (losses) from principal investing	37	(72)
Investment banking and capital markets income (loss)	9	17
Gain from sale/redemption of Visa Inc. shares	—	105
Other income	39	49

Total noninterest income	450	478

NONINTEREST EXPENSE
Personnel	362	359
Net occupancy	66	66
Operating lease expense	39	50
Computer processing	47	47
Professional fees	38	34
FDIC assessment	37	30
OREO expense, net	32	6
Equipment	24	22
Marketing	13	14
Provision (credit) for losses on lending-related commitments	(2)	—
Intangible asset impairment	—	196
Other expense	129	103

Total noninterest expense	785	927

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(123)	(707)
Income taxes	(82)	(238)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(41)	(469)
Income (loss) from discontinued operations, net of taxes, of $2 and ($6) (see Note 16)	2	(29)

NET INCOME (LOSS)	(39)	(498)
Less: Net income (loss) attributable to noncontrolling interests	16	(10)

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$(55)	$(488)

Income (loss) from continuing operations attributable to Key common shareholders	$(98)	$(507)
Net income (loss) attributable to Key common shareholders	(96)	(536)

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$(.11)	$(1.03)
Income (loss) from discontinued operations, net of taxes	—	(.06)
Net income (loss) attributable to Key common shareholders	(.11)	(1.09)

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$(.11)	$(1.03)
Income (loss) from discontinued operations, net of taxes	—	(.06)
Net income (loss) attributable to Key common shareholders	(.11)	(1.09)

Cash dividends declared per common share	.01	.0625

Weighted-average common shares outstanding (000)	874,386	492,813
Weighted-average common shares and potential common shares outstanding (000)	874,386	492,813

(a)	For the three months ended March 31, 2010, we did not have impairment losses related to securities. (see Note 4)

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
									Accumulated
	Preferred Stock	Common Shares			Common			Treasury	Other
	Outstanding	Outstanding	Preferred	Common	Stock	Capital	Retained	Stock,	Comprehensive	Noncontrolling	Comprehensive
dollars in millions, except per share amounts	(000)	(000)	Stock	Shares	Warrant	Surplus	Earnings	at Cost	Income (Loss)	Interests	Income (Loss)

BALANCE AT DECEMBER 31, 2008	6,600	495,002	$3,072	$584	$87	$2,553	$6,727	$(2,608)	$65	$201
Net income (loss)							(488)			(10)	$(498)
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $26									44		44
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($5)									(9)		(9)
Net contribution to noncontrolling interests										15	15
Foreign currency translation adjustments									(9)		(9)
Net pension and postretirement benefit costs, net of income taxes									6		6

Total comprehensive income (loss)											$(451)

Deferred compensation						3
Cash dividends declared on common shares ($.0625 per share)							(31)
Cash dividends declared on Noncumulative Series A Preferred Stock ($1.9375 per share)							(12)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(32)
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares reissued for stock options and other employee benefit plans		3,571				(92)		108

BALANCE AT MARCH 31, 2009	6,600	498,573	$3,076	$584	$87	$2,464	$6,160	$(2,500)	$97	$206

BALANCE AT DECEMBER 31, 2009	2,930	878,535	$2,721	$946	$87	$3,734	$5,158	$(1,980)	$(3)	$270
Cumulative effect adjustment to beginning balance of Retained Earnings							45				$45
Net income (loss)							(55)			16	(39)
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $31									52		52
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($18)									(30)		(30)
Net distribution from noncontrolling interests										(5)	(5)
Foreign currency translation adjustments									(2)		(2)
Net pension and postretirement benefit costs, net of income taxes									2		2

Total comprehensive income (loss)											$23

Deferred compensation						(3)
Cash dividends declared on common shares ($.01 per share)							(9)
Cash dividends declared on Noncumulative Series A Preferred Stock ($1.9375 per share)							(6)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(31)
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares reissued for stock options and other employee benefit plans		517				(7)		22

BALANCE AT MARCH 31, 2010	2,930	879,052	$2,725	$946	$87	$3,724	$5,098	$(1,958)	$19	$281

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
in millions	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(39)	$(498)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	413	847
Depreciation and amortization expense	88	95
Intangible assets impairment	—	196
Net losses (gains) from principal investing	(37)	72
Net losses (gains) from loan sales	(4)	(7)
Deferred income taxes	(109)	(176)
Net securities losses (gains)	(3)	14
Gain from sale/redemption of Visa Inc. shares	—	(105)
Gains on leased equipment	(8)	(26)
Provision (credit) for losses on lending-related commitments	(2)	—
Net decrease (increase) in loans held for sale excluding transfers from continuing operations	14	(129)
Net decrease (increase) in trading account assets	175	1
Other operating activities, net	355	(352)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	843	(68)
INVESTING ACTIVITIES
Proceeds from sale/redemption of Visa Inc. shares	—	105
Net decrease (increase) in short-term investments	(2,602)	2,304
Purchases of securities available for sale	(618)	(502)
Proceeds from sales of securities available for sale	23	16
Proceeds from prepayments and maturities of securities available for sale	786	458
Purchases of held-to-maturity securities	—	(6)
Proceeds from prepayments and maturities of held-to-maturity securities	2	6
Purchases of other investments	(35)	(48)
Proceeds from sales of other investments	22	3
Proceeds from prepayments and maturities of other investments	15	28
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	2,108	2,468
Proceeds from loan sales	84	7
Purchases of premises and equipment	(21)	(33)
Proceeds from sales of premises and equipment	1	1
Proceeds from sales of other real estate owned	35	5

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(200)	4,812
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(422)	750
Net increase (decrease) in short-term borrowings	291	(6,184)
Net proceeds from issuance of long-term debt	9	445
Payments on long-term debt	(327)	(300)
Tax benefits over (under) recognized compensation cost for stock-based awards	—	(1)
Cash dividends paid	(46)	(75)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(495)	(5,365)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	148	(621)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	471	1,245

CASH AND DUE FROM BANKS AT END OF PERIOD	$619	$624

Additional disclosures relative to cash flows:
Interest paid	$286	$972
Income taxes paid (refunded)	(154)	(126)
Noncash items:
Loans transferred to portfolio from held for sale	—	$84
Loans transferred to held for sale from portfolio	$127	—
Loans transferred to other real estate owned	27	45

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
We have provided the following list of acronyms and abbreviations as a tool for the reader. The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (Unaudited) as well as Management’s Discussion & Analysis of Financial Condition & Results of Operation.

AICPA: American Institute of Certified Public Accountants.
ALCO: Asset/Liability Management Committee.
A/LM: Asset/liability management.
AOCI: Accumulated other comprehensive income (loss).
Austin: Austin Capital Management, Ltd.
CAP: Capital Assistance Program of the U.S. Treasury.
CMO: Collateralized mortgage obligation.
Codification: FASB accounting standards codification.
Common Shares: Common Shares, $1 par value.
CPP: Capital Purchase Program of the U.S. Treasury.
CPR: Constant prepayment rate.
DIF: Deposit Insurance Fund.
EESA: Emergency Economic Stabilization Act of 2008.
EPS: Earnings per share.
ERM: Enterprise risk management.
EVE: Economic value of equity.
FASB: Financial Accounting Standards Board.
FDIC: Federal Deposit Insurance Corporation.
Federal Reserve: Board of Governors of the Federal Reserve System.
FHLMC: Federal Home Loan Mortgage Corporation.
FNMA: Federal National Mortgage Association.
GAAP: U.S. generally accepted accounting principles.
GNMA: Government National Mortgage Association.
Heartland: Heartland Payment Systems, Inc.
IRS: Internal Revenue Service.
ISDA: International Swaps and Derivatives Association.
KAHC: Key Affordable Housing Corporation.
LIBOR: London Interbank Offered Rate.
LIHTC: Low-income housing tax credit.
LILO: Lease in, lease out transaction.
Moody’s: Moody’s Investors Service, Inc.
N/A: Not applicable.
NASDAQ: National Association of Securities Dealers Automated Quotation System.
N/M: Not meaningful.
NOW: Negotiable Order of Withdrawal.
NYSE: New York Stock Exchange.
OCI: Other comprehensive income (loss).
OREO: Other real estate owned.
OTTI: Other-than-temporary impairment.
QSPE: Qualifying special purpose entity.
PBO: Projected Benefit Obligation
S&P: Standard and Poor’s Ratings Services, a Division of The McGraw-Hill Companies, Inc.
SCAP: Supervisory Capital Assessment Program administered by the Federal Reserve.
SEC: U.S. Securities & Exchange Commission.
Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative Perpetual Convertible Preferred Stock, Series A.
Series B Preferred Stock: KeyCorp’s Fixed-Rate Cumulative Perpetual Preferred Stock, Series B issued to the U.S. Treasury under the CPP.
SILO: Sale in, lease out transaction.
SPE: Special purpose entity.
TAG: Transaction Account Guarantee program of the FDIC.
TE: Taxable equivalent.
TLGP: Temporary Liquidity Guarantee Program of the FDIC.
U.S. Treasury: United States Department of the Treasury.
VAR: Value at risk.
VEBA: Voluntary Employee Benefit Association.
VIE: Variable interest entity.
XBRL: eXtensible Business Reporting Language.

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements include any voting rights entities in which we have a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, we also consolidate a VIE if the following criteria are met: (i) we have a variable interest in the entity; (ii) have the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 7 (“Variable Interest Entities”) for information on our involvement with VIEs.
We use the equity method to account for unconsolidated investments in voting rights entities or VIEs if we have significant influence over the entity’s operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not controlling). Unconsolidated investments in voting rights entities or VIEs in which we have a voting or economic interest of less than 20% generally are carried at cost. Investments held by our registered broker-dealer and investment company subsidiaries (primarily principal investments) are carried at fair value.
Effective January 1, 2010, we prospectively adopted new accounting guidance which changes the way we account for securitizations and SPEs by eliminating the concept of a QSPE and changing the requirements for derecognition of financial assets. In adopting this guidance, we had to analyze our existing QSPEs for possible consolidation. As a result, we consolidated our education loan securitization trusts thereby adding $2.8 billion in discontinued assets and liabilities to our balance sheet including $2.6 billion of loans. Prior to January 1, 2010, QSPEs, including securitization trusts, established under the applicable accounting guidance for transfers of financial assets were not consolidated. For additional information related to the consolidation of our education loan securitization trusts, see the section entitled “Accounting Standards Adopted in 2010” in this note and Note 16 (“Discontinued Operations”).
We believe that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Some previously reported amounts have been reclassified to conform to current reporting practices.
The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2009 Annual Report to Shareholders.
In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC. In compliance with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.
Goodwill and Other Intangible Assets
In accordance with relevant accounting guidance, goodwill and certain other intangible assets are subject to impairment testing, which must be conducted at least annually. We perform goodwill impairment testing in the fourth quarter of each year. Our reporting units for purposes of this testing are our two business groups, Community Banking and National Banking. Due to uncertainty regarding the strength of the economic recovery, we continue to monitor the impairment indicators for goodwill and other intangible assets, and to evaluate the carrying amount of these assets as necessary.
Based on our review of impairment indicators during the first quarter of 2010, we determined that a further review of goodwill recorded in our Community Banking unit was necessary. This review indicated the estimated fair value of the Community Banking unit continued to exceed its carrying amount at March 31, 2010. No further impairment testing was required. There was no goodwill associated with our National Banking unit at March 31, 2010.
Offsetting Derivative Positions
In accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet, we take into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. Additional information regarding derivative offsetting is provided in Note 14.
Accounting Guidance Adopted in 2010
Transfers of financial assets. In June 2009, the FASB issued new accounting guidance which changes the way entities account for securitizations and SPEs by eliminating the concept of a QSPE and changing the requirements for derecognition of financial assets. This guidance, which also requires additional disclosures, was effective at the start of an entity’s first fiscal year beginning after November 15, 2009 (effective January 1, 2010, for us). Adoption of this guidance did not have a material effect on our financial condition or results of operations.
Consolidation of variable interest entities. In June 2009, the FASB issued new accounting guidance which, in addition to requiring additional disclosures, changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design, and the company’s ability to direct the activities that most significantly impact the entity’s economic performance. This guidance was effective at the start of a company’s first fiscal year beginning after November 15, 2009 (effective January 1, 2010, for us).
In conjunction with our prospective adoption of this guidance, we consolidated our education loan securitization trusts (classified as discontinued assets and liabilities), thereby adding $2.8 billion in assets and liabilities to our balance sheet of which $2.6 billion were loans.
In February 2010, the FASB deferred the application of this new guidance for certain investment entities and clarified other aspects of the guidance. Entities qualifying for this deferral will continue to apply the previously existing consolidation guidance.
Improving disclosures about fair value measurements. In January 2010, the FASB issued accounting guidance which requires new disclosures regarding certain aspects of an entity’s fair value disclosures and clarifies existing fair value disclosure requirements. The new disclosures and clarifications were effective for interim and annual reporting periods beginning after December 15, 2009 (effective January 1, 2010, for us), except for disclosures regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods beginning after December 15, 2010 (effective January 1, 2011, for us). Our policy is to recognize transfers between levels of the fair value hierarchy at the end of the reporting period. The required disclosures are provided in Note 15 (“Fair Value Measurements”).
Accounting Guidance Pending Adoption at March 31, 2010
Embedded credit derivatives. In March 2010, the FASB issued new accounting guidance that amends and clarifies how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. This accounting guidance eliminates the existing scope exception for most credit derivative features embedded in beneficial interests in securitized financial assets. This guidance will be effective the first day of the fiscal quarter beginning after June 15, 2010 (effective July 1, 2010, for us) with early adoption permitted. We have no financial instruments that would be subject to this accounting guidance.

2. Earnings Per Common Share
Our basic and diluted earnings per common share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2010	2009

EARNINGS
Income (loss) from continuing operations	$(41)	$(469)
Less: Net income (loss) attributable to noncontrolling interests	16	(10)

Income (loss) from continuing operations attributable to Key	(57)	(459)
Less: Dividends on Series A Preferred Stock	6	12
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	—
Cash dividends on Series B Preferred Stock	31	32
Amortization of discount on Series B Preferred Stock	4	4

Income (loss) from continuing operations attributable to Key common shareholders	(98)	(507)

Income (loss) from discontinued operations, net of taxes (a)	2	(29)

Net income (loss) attributable to Key common shareholders	$(96)	$(536)

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	874,386	492,813
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	—	—

Weighted-average common shares and potential common shares outstanding (000)	874,386	492,813

EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$(.11)	$(1.03)
Income (loss) from discontinued operations, net of taxes (a)	—	(.06)
Net income (loss) attributable to Key common shareholders	(.11)	(1.09)

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$(.11)	$(1.03)
Income (loss) from discontinued operations, net of taxes (a)	—	(.06)
Net income (loss) attributable to Key common shareholders — assuming dilution	(.11)	(1.09)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. Included in the loss from discontinued operations for the three-month period ended March 31, 2009 is a $23 million after-tax, or $.05 per common share, charge for intangible assets impairment related to Austin.

3. Line of Business Results
The specific lines of business that comprise each of the major business groups are described below. During the first quarter of 2010, we re-aligned our reporting structure for our business groups. Previously, Consumer Finance consisted mainly of portfolios which were identified as exit or run-off portfolios and were included in our National Banking segment. For all periods presented, we are reflecting the results of these exit portfolios in Other Segments. The automobile dealer floor plan business, previously included in Consumer Finance, has been re-aligned with the Commercial Banking line of business within the Community Banking segment. Our tuition processing business was moved from Consumer Finance to Global Treasury Management within Real Estate Capital and Corporate Banking Services. In addition, other previously identified exit portfolios included in the National Banking segment, including $309 million of homebuilder loans from the Real Estate Capital line of business and $2.685 billion of commercial leases from the Equipment Finance line of business, have been moved to Other Segments.
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
Corporate Banking Services provides cash management, interest rate derivatives, and foreign exchange products and services to clients served by the Community Banking and National Banking groups. Through its Public Sector and Financial Institutions businesses, Corporate Banking Services also provides a full array of commercial banking products and services to government and not-for-profit entities and to community banks. A variety of cash management services, including the processing of tuition payments for private schools, are provided through the Global Treasury Management unit.
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
Other Segments
Other Segments consist of Corporate Treasury, our Principal Investing unit and various exit portfolios which were previously included within the National Banking segment. These exit portfolios were moved to Other Segments during the first quarter of 2010.
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
The table on the following pages shows selected financial data for each major business group for the three-month periods ended March 31, 2010 and 2009. This table is accompanied by supplementary information for each of the lines of business that make up these groups. The information was derived from the internal financial reporting system that we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way we use our judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable with line of business results presented by other companies.
The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

♦	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is charged to the lines of business based on the total loan and deposit balances of each line.

♦	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line actually uses the services.

♦	The consolidated provision for loan losses is allocated among the lines of business primarily based on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated allowance for loan losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 82 in our 2009 Annual Report to Shareholders.

♦	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

♦	Capital is assigned based on our assessment of economic risk factors (primarily credit, operating and market risk) directly attributable to each line.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in our organizational structure.

Three months ended March 31,	Community Banking		National Banking
dollars in millions	2010	2009	2010		2009

SUMMARY OF OPERATIONS
Net interest income (TE)	$412	$423	$197		$224
Noninterest income	187	189	179		199

Total revenue (TE) (a)	599	612	376		423
Provision (credit) for loan losses	142	141	161		511
Depreciation and amortization expense	9	11	27		32
Other noninterest expense	459	457	243		396	(c)

Income (loss) from continuing operations before income taxes (TE)	(11)	3	(55)		(516)
Allocated income taxes and TE adjustments	(16)	(9)	(22)		(121)

Income (loss) from continuing operations	5	12	(33)		(395)
Income (loss) from discontinued operations, net of taxes	—	—	—		—

Net income (loss)	5	12	(33)		(395)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—		(1)

Net income (loss) attributable to Key	$5	$12	$(33)		$(394)

AVERAGE BALANCES (b)
Loans and leases	$27,769	$31,275	$22,440		$29,697
Total assets (a)	30,873	34,171	26,269		37,208
Deposits	51,459	51,655	12,398		11,945

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$116	$89	$251		$239
Return on average allocated equity (b)	.54%	1.37%	(3.89	) %	(40.22	) %
Return on average allocated equity	.54	1.37	(3.89)		(40.22)
Average full-time equivalent employees (e)	8,187	8,939	2,409		2,661

(a)	Substantially all revenue generated by our major business groups is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by our major business groups, are located in the United States.

(b)	From continuing operations.

(c)	National Banking’s results for the first quarter of 2009 include a $196 million ($164 million after tax) noncash charge for intangible assets impairment.

(d)	Reconciling Items for the first quarter of 2009 include a $105 million ($65 million after tax) gain from the sale of our remaining equity interest in Visa Inc.

(e)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments		Total Segments				Reconciling Items		Key
2010	2009	2010		2009		2010	2009	2010		2009

$15	$(44)	$624		$603		$8	$(8)	$632		$595
81	5	447		393		3	85 (c)	450		478

96	(39)	1,071		996		11	77	1,082		1,073
122	194	425		846		(12)	1	413		847
11	18	47		61		41	40	88		101
28	38	730		891		(33)	(65)	697		826

(65)	(289)	(131)		(802)		15	101	(116)		(701)
(35)	(118)	(73)		(248)		(2)	16	(75)		(232)

(30)	(171)	(58)		(554)		17	85	(41)		(469)
—	—	—		—		2	(29)	2		(29)

(30)	(171)	(58)		(554)		19	56	(39)		(498)
16	(9)	16		(10)		—	—	16		(10)

$(46)	$(162)	$(74)		$(544)		$19	$56	$(55)		$(488)

$7,359	$10,600	$57,568		$71,572		$60	$40	$57,628		$71,612
29,334	27,378	86,476		98,757		2,218	567	88,694		99,324
1,644	1,794	65,501		65,394		(168)	(148)	65,333		65,246

$154	$131	$521		$459		$1	$1	$522		$460
N/M	N/M	(3.60	) %	(24.83	) %	N/M	N/M	(2.15	) %	(17.98	) %
N/M	N/M	(3.60)		(24.83)		N/M	N/M	(2.08)		(19.12)
43	108	10,639		11,708		5,133	5,760	15,772		17,468

Supplementary information (Community Banking lines of business)

Three months ended March 31,	Regional Banking		Commercial Banking
dollars in millions	2010	2009	2010	2009

Total revenue (TE)	$490	$509	$109	$103
Provision for loan losses	115	68	27	73
Noninterest expense	422	411	46	57
Net income (loss) attributable to Key	(18)	29	23	(17)
Average loans and leases	18,753	20,004	9,016	11,271
Average loans held for sale	80	116	1	3
Average deposits	46,197	47,784	5,262	3,871
Net loan charge-offs	96	52	20	37
Net loan charge-offs to average loans	2.08%	1.05%	.90%	1.33%
Nonperforming assets at year end	$327	$205	$270	$294
Return on average allocated equity	(2.99)%	5.22%	7.29%	(5.28	) %
Average full-time equivalent employees	7,836	8,565	351	374

Supplementary information (National Banking lines of business)

	Real Estate Capital and				Institutional and
Three months ended March 31,	Corporate Banking Services		Equipment Finance		Capital Markets
dollars in millions	2010	2009	2010	2009	2010	2009

Total revenue (TE)	$144	$185	$61	$66	$171	$172
Provision for loan losses	145	438	4	41	12	32
Noninterest expense	114	190	48	56	108	182
Net income (loss) attributable to Key	(72)	(320)	6	(19)	33	(55)
Average loans and leases	12,340	15,717	4,574	5,031	5,526	8,949
Average loans held for sale	115	206	1	8	124	268
Average deposits	9,817	10,163	6	9	2,575	1,773
Net loan charge-offs	207	173	18	22	26	44
Net loan charge-offs to average loans	6.80%	4.46%	1.60%	1.77%	1.91%	1.99%
Nonperforming assets at year end	$1,067	$622	$111	$89	$107	$59
Return on average allocated equity	(14.08)%	(56.11)%	6.59%	(16.94)%	13.38%	(18.51)%
Average full-time equivalent employees	1,074	1,160	605	688	730	813

4. Securities
Securities available for sale. These are securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed to be “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method are included in “net securities gains (losses)” on the income statement. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “net securities gains (losses)” on the income statement or AOCI in accordance with the applicable accounting guidance related to the recognition of OTTI of debt securities.
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

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	81	$2	—	83
Collateralized mortgage obligations	14,789	227	$32	14,984
Other mortgage-backed securities	1,270	85	—	1,355
Other securities	107	17	1	123

Total securities available for sale	$16,255	$331	$33	$16,553

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$3	—	—	$3
Other securities	19	—	—	19

Total held-to-maturity securities	$22	—	—	$22

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	81	$2	—	83
Collateralized mortgage obligations	14,894	187	$75	15,006
Other mortgage-backed securities	1,351	77	—	1,428
Other securities	100	17	1	116

Total securities available for sale	$16,434	$283	$76	$16,641

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$3	—	—	$3
Other securities	21	—	—	21

Total held-to-maturity securities	$24	—	—	$24

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$10	—	—	$10
States and political subdivisions	90	$1	—	91
Collateralized mortgage obligations	6,289	216	—	6,505
Other mortgage-backed securities	1,624	77	—	1,701
Other securities	61	2	$7	56

Total securities available for sale	$8,074	$296	$7	$8,363

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$4	—	—	$4
Other securities	21	—	—	21

Total held-to-maturity securities	$25	—	—	$25

The following table summarizes our securities available for sale that were in an unrealized loss position as of March 31, 2010, December 31, 2009, and March 31, 2009.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

MARCH 31, 2010
Securities available for sale:
Collateralized mortgage obligations	$3,249	$32	—	—	$3,249	$32
Other securities	8	—	$3	$1	11	1

Total temporarily impaired securities	$3,257	$32	$3	$1	$3,260	$33

DECEMBER 31, 2009
Securities available for sale:
Collateralized mortgage obligations	$4,988	$75	—	—	$4,988	$75
Other securities	2	—	$4	$1	6	1

Total temporarily impaired securities	$4,990	$75	$4	$1	$4,994	$76

MARCH 31, 2009
Securities available for sale:
Other securities	27	$6	18	1	45	7

Total temporarily impaired securities	$27	$6	$18	$1	$45	$7

Through March 31, 2010, we incurred $33 million of gross unrealized losses, $32 million of which relates to 12 fixed-rate collateralized mortgage obligations, that we invested in as part of an overall A/LM strategy. Since these securities have fixed interest rates, their fair value is sensitive to movements in market interest rates. These securities had a weighted-average maturity of 4.5 years at March 31, 2010.
The unrealized losses within each investment category are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments have been reduced to their fair value through OCI, not earnings.
We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell these securities prior to expected recovery.
Debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. There were no impairments recognized in earnings or as a component of AOCI for the three months ended March 31, 2010.
As a result of adopting new consolidation guidance on January 1, 2010, we have consolidated our education loan securitization trusts and eliminated our residual interests in these trusts. Prior to our consolidation of these trusts, we accounted for the residual interests associated with these securitizations as debt securities which we regularly assessed for impairment. These residual interests will no longer be assessed for impairment. The consolidated assets and liabilities related to these trusts are included in “discontinued assets” and “discontinued liabilities” on the balance sheet as a result of our decision to exit the education lending business. For more information about this discontinued operation, see Note 16 (“Discontinued Operations”).

Three months ended March 31, 2010

in millions

Balance at December 31, 2009	$8
Impairment recognized in earnings	—
Elimination of residual interests (a)	(8)

Balance at March 31, 2010	—

(a)	With consolidation of education loan securitization trusts on January 1, 2010, residual interests were eliminated.
Realized gains and losses related to securities available for sale were as follows:
Three months ended March 31, 2010

in millions

Realized gains	$3
Realized losses	—

Net securities gains (losses)	$3

At March 31, 2010, securities available for sale and held-to-maturity securities totaling $9.3 billion were pledged to secure securities sold under repurchase agreements, public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
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

	Securities		Held-to-Maturity
	Available for Sale		Securities
March 31, 2010	Amortized	Fair	Amortized	Fair
in millions	Cost	Value	Cost	Value

Due in one year or less	$679	$699	$3	$3
Due after one through five years	15,428	15,699	19	19
Due after five through ten years	127	133	—	—
Due after ten years	21	22	—	—

Total	$16,255	$16,553	$22	$22

5. Loans and Loans Held for Sale
Our loans by category are summarized as follows:

	March 31,	December 31,	March 31,
in millions	2010	2009	2009

Commercial, financial and agricultural	$18,015	$19,248	$25,405
Commercial real estate:
Commercial mortgage	10,467	10,457	12,057	(a)
Construction	3,990	4,739	6,208	(a)

Total commercial real estate loans	14,457	15,196	18,265
Commercial lease financing	6,964	7,460	8,553

Total commercial loans	39,436	41,904	52,223
Real estate — residential mortgage	1,812	1,796	1,759
Home equity:
Community Banking	9,892	10,048	10,281
Other	795	838	1,007

Total home equity loans	10,687	10,886	11,288
Consumer other — Community Banking	1,141	1,181	1,215
Consumer other:
Marine	2,636	2,787	3,256
Other	201	216	262

Total consumer other	2,837	3,003	3,518

Total consumer loans	16,477	16,866	17,780

Total loans (b)	$55,913	$58,770	$70,003

(a)	In March 2009, we transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines pertaining to the classification of loans for projects that have reached a completed status.

(b)	Excludes loans in the amount of $6.0 billion, $3.5 billion and $3.7 billion at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, related to the discontinued operations of the education lending business.
We use interest rate swaps, which modify the repricing characteristics of certain loans, to manage interest rate risk. For more information about such swaps, see Note 20 (“Derivatives and Hedging Activities”), which begins on page 122 of our 2009 Annual Report to Shareholders.
Our loans held for sale by category are summarized as follows:

	March 31,	December 31,	March 31,
in millions	2010	2009	2009

Commercial, financial and agricultural	$25	$14	$24
Real estate — commercial mortgage	265	171	301
Real estate — construction	147	92	151
Commercial lease financing	27	27	10
Real estate — residential mortgage	92	139	183
Automobile	—	—	2

Total loans held for sale (a)	$556	$443	$671

(a)	Excludes loans in the amount of $246 million, $434 million and $453 million at March 31, 2010, December 31, 2009, and March 31, 2009, respectively, related to the discontinued operations of the education lending business.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended March 31,
in millions	2010	2009

Balance at beginning of period	$2,534	$1,629

Charge-offs	(557)	(487)
Recoveries	35	27

Net loans charged off	(522)	(460)
Provision for loan losses from continuing operations	413	847

Balance at end of period	$2,425	$2,016

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended March 31,
in millions	2010	2009

Balance at beginning of period	$121	$54
Provision (credit) for losses on lending-related commitments	(2)	—

Balance at end of period (a)	$119	$54

(a)	Included in “accrued expense and other liabilities” on the balance sheet.
6. Mortgage Servicing Assets
We originate and periodically sell commercial mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans for other lenders. A servicing asset is recorded if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market rate. Changes in the carrying amount of mortgage servicing assets are summarized as follows:

	Three months ended March 31,
in millions	2010	2009

Balance at beginning of period	$221	$242
Servicing retained from loan sales	1	1
Purchases	—	—
Amortization	(11)	(15)

Balance at end of period	$211	$228

Fair value at end of period	$315	$384

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. Primary economic assumptions used to measure the fair value of our mortgage servicing assets at March 31, 2010 and 2009, are:
♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00% to 3.00%; and

♦	residual cash flows discount rate of 8.50% to 15.00%.

Changes in these assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. At March 31, 2010, a 1.00% increase in the assumed default rate of commercial mortgage loans would cause a $6 million decrease in the fair value of our mortgage servicing assets.
Contractual fee income from servicing commercial mortgage loans totaled $18 million and $16 million for the three-month periods ended March 31, 2010 and 2009, respectively. We have elected to remeasure servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.
Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 82 of our 2009 Annual Report to Shareholders and Note 16 (“Discontinued Operations”) under the heading “Education lending.”
Note 7. Variable Interest Entities
A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of the following criteria:
♦	The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.

♦	The entity’s investors lack the power to direct the activities that most significantly impact the entity’s economic performance.

♦	The entity’s equity at risk holders do not have the obligation to absorb losses and the right to receive residual returns.

♦	The voting rights of some investors are not proportional to their economic interest in the entity, and substantially all of the entity’s activities involve or are conducted on behalf of investors with disproportionately few voting rights.
Our VIEs, including those consolidated and those in which we hold a significant interest, are summarized below. We define a “significant interest” in a VIE as a subordinated interest that exposes us to a significant portion, but not the majority, of the VIE’s expected losses or residual returns; however, we do not have the power to direct the activities that most significantly impact the entity’s economic performance.

	Consolidated VIEs		Unconsolidated VIEs
	Total	Total	Total	Total	Maximum
in millions	Assets	Liabilities	Assets	Liabilities	Exposure to Loss

March 31, 2010
LIHTC funds	$161	N/A	$175	—	—
Education loan securitization trusts	2,624	$2,457	N/A	N/A	N/A
LIHTC investments	N/A	N/A	1,002	—	$431

Our involvement with VIEs is described below.
Consolidated VIEs
LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds, which invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $144 million at March 31, 2010. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.
We have not formed new funds or added LIHTC partnerships since October 2003. However, we continue to act as asset manager and provide occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, we have determined that we are the primary beneficiary of these funds. We did not record any expenses related to this guarantee obligation during the first three months of 2010. Additional information on return guarantee agreements with LIHTC investors is presented in Note 13 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Guarantees.”
In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At March 31, 2010, we estimated the settlement value of these third-party interests to be between $95 million and $107 million, while the recorded value, including reserves, totaled $166 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.
Education loan securitization trusts. In September 2009, we decided to exit the government-guaranteed education lending business. Therefore, we have accounted for this business as a discontinued operation. As part of our education lending business model, we would originate and securitize education loans. We, as the transferor, retained a portion of the risk in the form of a residual interest and also retained the right to service the securitized loans and receive servicing fees.
As a result of adopting the new consolidation accounting guidance issued by the FASB in June 2009, we have consolidated our ten outstanding education loan securitization trusts as of January 1, 2010. We were required to consolidate these trusts because we hold the residual interests and are the master servicer who has the power to direct the activities that most significantly impact the economic performance of these trusts. We elected to consolidate these trusts at fair value. The assets held by these trusts can only be used to settle the obligations or securities issued by the trusts. We cannot sell the assets or transfer the liabilities of the consolidated trusts. The security holders or beneficial interest holders do not have recourse to us. We do not have any liability recorded related to these trusts other than the securities issued by the trusts. We have not securitized any education loans since 2006. Additional information regarding these trusts is provided in Note 16 (“Discontinued Operations”) under the heading “Education lending.”

Unconsolidated VIEs
LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary of those funds because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly impact the economic performance of these entities. At March 31, 2010, assets of these unconsolidated nonguaranteed funds totaled $175 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.
LIHTC investments. Through the Community Banking business group, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities of the partnerships that most significantly impact their economic performance and have the obligation to absorb expected losses and the right to receive benefits from the entity. At March 31, 2010, assets of these unconsolidated LIHTC operating partnerships totaled approximately $1.0 billion. At March 31, 2010, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $358 million plus $73 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss in connection with these partnerships is remote. During the first three months of 2010, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.
We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $1.3 billion at March 31, 2010. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns from the entity. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 13 under the heading “Return guarantee agreement with LIHTC investors.”
Commercial and residential real estate investments and principal investments. Our Principal Investing unit and the Real Estate Capital and Corporate Banking Services line of business make equity and mezzanine investments, some of which are in VIEs. These investments are held by nonregistered investment companies subject to the provisions of the AICPA Audit and Accounting Guide, “Audits of Investment Companies.” We are not currently applying the accounting or disclosure provisions in the applicable accounting guidance for consolidations to these investments, which remain unconsolidated. The FASB has indefinitely deferred the effective date of this guidance for such nonregistered investment companies.

8. Nonperforming Assets and Past Due Loans from Continuing Operations
Impaired loans totaled $1.8 billion at March 31, 2010, compared to $1.9 billion at December 31, 2009, and $1.5 billion at March 31, 2009. Impaired loans had an average balance of $1.8 billion for the first quarter of 2010 and $1.2 billion for the first quarter of 2009. At March 31, 2010, restructured loans (which are included in impaired loans) totaled $226 million while at December 31, 2009, restructured loans totaled $364 million. Although $23 million in restructured loans were added during the first three months of 2010, the decrease in restructured loans was primarily attributable to the transfer out of $96 million of troubled debt restructurings to performing status, and $65 million in payments and charge-offs. Restructured loans were nominal at March 31, 2009.
Our nonperforming assets and past due loans were as follows:

	March 31,	December 31,	March 31,
in millions	2010	2009	2009

Impaired loans	$1,791	$1,903	$1,469
Other nonperforming loans	274	284	266

Total nonperforming loans	2,065	2,187	1,735

Nonperforming loans held for sale	195	116	72

Other real estate owned (“OREO”)	175	191	147
Allowance for OREO losses	(45)	(23)	(4)

OREO, net of allowance	130	168	143
Other nonperforming assets	38	39	44

Total nonperforming assets	$2,428	$2,510	$1,994

Impaired loans with a specifically allocated allowance	$1,519	$1,645	$1,327
Specifically allocated allowance for impaired loans	307	300	233

Restructured loans included in nonaccrual loans (a)	$213	$139	—
Restructured loans with a specifically allocated allowance (b)	162	256	—
Specifically allocated allowance for restructured loans (c)	37	44	—

Accruing loans past due 90 days or more	$434	$331	$435
Accruing loans past due 30 through 89 days	639	933	1,313

(a)	Restructured loans (i.e. troubled debt restructurings) are those for which we, for reasons related to a borrower’s financial difficulties, have granted a concession to the borrower that we would not otherwise have considered. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

(b)	Included in impaired loans with a specifically allocated allowance.

(c)	Included in specifically allocated allowance for impaired loans.
At March 31, 2010, we did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
We evaluate the collectability of our loans as described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 82 of our 2009 Annual Report to Shareholders.

9. Capital Securities Issued by Unconsolidated Subsidiaries
We own the outstanding common stock of business trusts formed by us that issued corporation-obligated mandatorily redeemable preferred capital securities. The trusts used the proceeds from the issuance of their capital securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the capital securities.
The capital securities provide an attractive source of funds: they constitute Tier 1 capital for regulatory reporting purposes, but have the same federal tax advantages as debt. In 2005, the Federal Reserve adopted a rule that allows bank holding companies to continue to treat capital securities as Tier 1 capital, but imposed stricter quantitative limits that were to take effect March 31, 2009. On March 17, 2009, in light of continued stress in the financial markets, the Federal Reserve delayed the effective date of these new limits until March 31, 2011. We believe the new rule will not have any material effect on our financial condition.
We unconditionally guarantee the following payments or distributions on behalf of the trusts:
♦	required distributions on the capital securities;

♦	the redemption price when a capital security is redeemed; and

♦	the amounts due if a trust is liquidated or terminated.

The capital securities, common stock and related debentures are summarized as follows:

				Principal		Interest Rate	Maturity
	Capital			Amount of		of Capital	of Capital
	Securities,		Common	Debentures,		Securities and	Securities and
dollars in millions	Net of Discount	(a)	Stock	Net of Discount	(b)	Debentures (c)	Debentures

March 31, 2010
KeyCorp Capital I	$156		$6	$158		.991%	2028
KeyCorp Capital II	81		4	97		6.875	2029
KeyCorp Capital III	102		4	123		7.750	2029
KeyCorp Capital V	115		4	128		5.875	2033
KeyCorp Capital VI	55		2	60		6.125	2033
KeyCorp Capital VII	175		5	181		5.700	2035
KeyCorp Capital VIII	171		—	192		7.000	2066
KeyCorp Capital IX	331		—	348		6.750	2066
KeyCorp Capital X	575		—	589		8.000	2068
Union State Capital I	20		1	21		9.580	2027
Union State Statutory II	20		—	20		3.829	2031
Union State Statutory IV	10		—	10		3.051	2034

Total	$1,811		$26	$1,927		6.539%	—

December 31, 2009	$1,872		$26	$1,906		6.577%	—

March 31, 2009	$2,973		$40	$3,015		6.743%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Certain capital securities include basis adjustments related to fair value hedges totaling $20 million at March 31, 2010, $81 million at December 31, 2009, and $390 million at March 31, 2009. See Note 14 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem our debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); July 16, 1999 (for debentures owned by KeyCorp Capital III); July 21, 2008 (for debentures owned by KeyCorp Capital V); December 15, 2008 (for debentures owned by KeyCorp Capital VI); June 15, 2010 (for debentures owned by KeyCorp Capital VII); June 15, 2011 (for debentures owned by KeyCorp Capital VIII); December 15, 2011 (for debentures owned by KeyCorp Capital IX); March 15, 2013 (for debentures owned by KeyCorp Capital X); February 1, 2007 (for debentures owned by Union State Capital I); July 31, 2006 (for debentures owned by Union State Statutory II); and April 7, 2009 (for debentures owned by Union State Statutory IV); and (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by KeyCorp Capital I, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, KeyCorp Capital X or Union State Statutory IV are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for KeyCorp Capital III), plus any accrued but unpaid interest. If the debentures purchased by Union State Capital I are redeemed before they mature, the redemption price will be 104.31% of the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Union State Statutory II are redeemed before they mature, the redemption price will be 104.50% of the principal amount, plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to us. The principal amount of debentures includes adjustments related to hedging with financial instruments totaling $110 million at March 31, 2010, $89 million at December 31, 2009, and $392 million at March 31, 2009.

(c)	The interest rates for KeyCorp Capital II, KeyCorp Capital III, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, KeyCorp Capital X and Union State Capital I are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The total interest rates are weighted-average rates.

10. Shareholders’ Equity
Cumulative effect adjustment (after-tax)
Effective January 1, 2010, we adopted new consolidation accounting guidance. As a result of adopting this new guidance, we consolidated our education loan securitization trusts (classified as discontinued assets and liabilities), thereby adding $2.8 billion in assets and liabilities to our balance sheet and recording a cumulative effect adjustment (after-tax) of $45 million to beginning retained earnings on January 1, 2010. Additional information regarding this new consolidation guidance and the consolidation of these education loan securitization trusts is provided in Note 1 (“Basis of Presentation”) and Note 16 (“Discontinued Operations”).
We did not undertake any new capital generating activities during the first three months of 2010. Note 15 (“Shareholders’ Equity”) on page 107 of our 2009 Annual Report to Shareholders provides information regarding our capital generating activities in 2009.
11. Employee Benefits
Pension Plans
Effective December 31, 2009, we amended our pension plans to freeze all benefit accruals. We will continue to credit participants’ account balances for interest until they receive their plan benefits. The plans were closed to new employees as of December 31, 2009.
The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2010	2009

Service cost of benefits earned	—	$12
Interest cost on PBO	$15	15
Expected return on plan assets	(18)	(16)
Amortization of losses	9	10

Net pension cost	$6	$21

Other Postretirement Benefit Plans
We sponsor a contributory postretirement healthcare plan that covers substantially all active and retired employees hired before 2001 who meet certain eligibility criteria. Retirees’ contributions are adjusted annually to reflect certain cost-sharing provisions and benefit limitations. We also sponsor death benefit plans covering certain grandfathered employees. These plans are principally noncontributory. Separate VEBA trusts are used to fund the healthcare plan and one of the death benefit plans.
The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2010	2009

Interest cost on APBO	$1	$1
Expected return on plan assets	(1)	(1)

Net postretirement (benefit) cost	—	—

The “Patient Protection and Affordable Care Act” and “Education Reconciliation Act of 2010,” which were signed into law on March 23, 2010 and March 30, 2010, respectively, changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least

“actuarially equivalent” to the benefits under Medicare Part D. As a result of these laws, these subsidy payments become taxable in tax years beginning after December 31, 2012. The accounting guidance applicable to income taxes requires the impact of a change in tax law to be immediately recognized in the period that includes the enactment date. The changes to the tax law as a result of the “Patient Protection and Affordable Care Act” and “Education Reconciliation Act of 2010” did not impact us as we did not have a deferred tax asset recorded as a result of Medicare Part D subsidies received.
12. Income Taxes
Deferred Tax Asset
As of March 31, 2010, we had a net deferred tax asset of $651 million included in “accrued income and other assets” on the balance sheet; prior to September 30, 2009, we had been in a net deferred tax liability position. To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. Based on these criteria, and in particular our projections for future taxable income, we currently believe that it is more likely than not that we will realize the net deferred tax asset in future periods.
Unrecognized Tax Benefits
As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
13. Commitments, Contingent Liabilities and Guarantees
Legal Proceedings
Taylor litigation. On August 11, 2008, a purported class action case was filed against KeyCorp, its directors and certain employees, captioned Taylor v. KeyCorp et al., in the United States District Court for the Northern District of Ohio. On September 16, 2008, a second and related case was filed in the same district court, captioned Wildes v. KeyCorp et al. The plaintiffs in these cases seek to represent a class of all participants in our 401(k) Savings Plan and allege that the defendants in the lawsuit breached fiduciary duties owed to them under ERISA. On January 7, 2009, the Court consolidated the Taylor and Wildes lawsuits into a single action. Plaintiffs have since filed their consolidated complaint, which continues to name certain employees as defendants but no longer names any outside directors. We strongly disagree with the allegations asserted against us in these actions, and intend to vigorously defend against them.
Madoff-related claims. In December 2008, Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controlled. The investment losses borne by Austin’s clients stem from investments that Austin made in certain Madoff-advised “hedge” funds. Several lawsuits, including putative class actions and direct actions, and one arbitration proceeding were filed against Austin seeking to recover losses incurred as a result of Madoff’s crimes. The lawsuits and arbitration proceeding allege various claims, including negligence, fraud, breach of fiduciary duties, and violations of federal securities laws and ERISA. In the event we were to incur any liability for this matter, we believe it would be covered under the terms and conditions of our insurance policy, subject to a $25 million self-insurance deductible and usual policy exceptions.
In April 2009, we decided to wind down Austin’s operations and have determined that the related exit costs will not be material. Information regarding the Austin discontinued operations is included in Note 16 (“Discontinued Operations”).

Data Treasury matter. In February 2006, an action styled DataTreasury Corporation v. Wells Fargo & Company, et al., was filed against KeyBank and numerous other financial institutions, as owners and users of Small Value Payments Company, LLC software, in the United States District Court for the Eastern District of Texas. The plaintiff alleges patent infringement and is seeking an unspecified amount of damages and treble damages. In January 2010, the Court entered an order establishing three trial dates due to the number of defendants involved in the action, including an October 2010 trial date for KeyBank and its trial phase codefendants. We strongly disagree with the allegations asserted against us, and have been vigorously defending against them. Management believes it has established appropriate reserves for the matter consistent with applicable accounting guidance.
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
Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2010. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 84 of our 2009 Annual Report to Shareholders.

	Maximum Potential
March 31, 2010	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial guarantees:
Standby letters of credit	$11,550	$74
Recourse agreement with FNMA	723	10
Return guarantee agreement with LIHTC investors	107	62
Written put options (a)	3,065	58
Default guarantees	79	3

Total	$15,524	$207

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.
We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2010, is low.
Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At March 31, 2010, our standby letters of credit had a remaining weighted-average life of 1.6 years, with remaining actual lives ranging from less than one year to as many as nine years.
Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At March 31, 2010, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.1 years, and the unpaid principal balance outstanding of loans sold by us as a participant in this program was $2.3 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at March 31, 2010. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan. Therefore, any loss incurred could be offset by the amount of any recovery from the collateral.
Return guarantee agreement with LIHTC investors. KAHC, a subsidiary of KeyBank, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal low income housing tax credits under Section 42 of the Internal Revenue Code. In certain partnerships, investors paid a fee to KAHC for a guaranteed return that is based on the financial performance of the property and the property’s confirmed LIHTC status throughout a fifteen-year compliance period. Typically, KAHC provides these guaranteed returns by distributing tax credits and deductions associated with the specific properties. If KAHC defaults on its obligation to provide the guaranteed return, KeyBank is obligated to make any necessary payments to investors. No recourse or collateral is available to offset our guarantee obligation other than the underlying income stream from the properties and the residual value of the operating partnership interests.
As shown in the previous table, KAHC maintained a reserve in the amount of $62 million at March 31, 2010, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.
These guarantees have expiration dates that extend through 2019, but there have been no new partnerships formed under this program since October 2003. Additional information regarding these partnerships is included in Note 7 (“Variable Interest Entities”).
Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At March 31, 2010, our written put options had an average life of 1.3 years. These instruments are considered to be guarantees as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability or an equity security held by the guaranteed party. We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, which are further discussed in Note 14 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payments by entering into offsetting positions with third parties.
Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value, but are not considered guarantees as these counterparties do not typically hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 14.
Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: either the risk profile of the debtor should provide an investment return, or we are supporting our underlying investment. The terms of these default guarantees range from less than one year to as many as nine years; some default guarantees do not have a contractual end date. Although no collateral is held, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor.

Other Off-Balance Sheet Risk
Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance for guarantees, and from other relationships.
Liquidity facilities that support asset-backed commercial paper conduits. We provide liquidity facilities to several unconsolidated third-party commercial paper conduits. These facilities obligate us to provide funding in the event that a credit market disruption or other factors prevent the conduit from issuing commercial paper. The liquidity facilities, all of which expire by November 24, 2010, obligate us to provide aggregate funding of up to $253 million, with individual facilities ranging from $48 million to $85 million. The aggregate amount available to be drawn is based on the amount of current commitments to borrowers and totaled $195 million at March 31, 2010. We periodically evaluate our commitments to provide liquidity.
Indemnifications provided in the ordinary course of business. We provide certain indemnifications, primarily through representations and warranties in contracts that we execute in the ordinary course of business in connection with loan sales and other ongoing activities, as well as in connection with purchases and sales of businesses. We maintain reserves, when appropriate, with respect to liability that reasonably could arise in connection with these indemnities.
Intercompany guarantees. KeyCorp and certain of our affiliates are parties to various guarantees that facilitate the ongoing business activities of other affiliates. These business activities encompass debt issuance, certain lease and insurance obligations, the purchase or issuance of investments and securities, and certain leasing transactions involving clients.
Heartland Payment Systems matter. Under an agreement between KeyBank and Heartland Payment Systems, Inc. (“Heartland”), Heartland utilizes KeyBank’s membership in the Visa and MasterCard networks to provide merchant payment processing services for Visa and MasterCard transactions. On January 20, 2009, Heartland publicly announced its discovery of an alleged criminal breach of its credit card payment processing systems environment (the “Intrusion”) that reportedly occurred during 2008 and allegedly involved the malicious collection of in-transit, unencrypted payment card data that Heartland was processing. Heartland’s 2008 Form 10-K filed with the SEC on March 10, 2009, (Heartland’s 2008 Form 10-K) reported that the major card brands, including Visa and MasterCard, asserted claims seeking to impose fines, penalties, and/or other assessments against Heartland and/or certain card brand members, such as KeyBank, as a result of the alleged potential breach of the respective card brand rules and regulations, and the alleged criminal breach of its credit card payment processing systems environment.
KeyBank has received letters from both Visa and MasterCard imposing fines, penalties or assessments related to the Intrusion. Under its agreement with Heartland, KeyBank has certain rights of indemnification from Heartland for costs assessed against it by Visa and MasterCard and other associated costs, and KeyBank has notified Heartland of its indemnification rights. In the event that Heartland is unable to fulfill its indemnification obligations to KeyBank, the charges (net of any indemnification) could be significant, although it is not possible to quantify them at this time. Accordingly, under applicable accounting rules, we have not established any reserve.
In Heartland’s Form 10-K filed with the SEC on March 10, 2010 (Heartland’s 2009 Form 10-K), Heartland disclosed that it had consummated the previously reported settlement among Heartland, Visa U.S.A. Inc., Visa International Service Association, and Visa Inc.,and the Sponsor Banks, including KeyBank and Heartland Bank. Heartland’s 2009 Form 10-K also disclosed that its total provision for the Intrusion during 2009 was $128.9 million.
For further information on Heartland and the Intrusion, see Heartland’s 2009 Form 10-K, Heartland’s 2008 Form 10-K Heartland’s Form 10-Q filed with the SEC on May 11, 2009, Heartland’s Form 8-K filed with the SEC on August 4, 2009, Heartland’s Form 10-Q filed with the SEC on August 7, 2009, Heartland’s Form 8-Ks filed with the SEC on August 4, 2009, November 3, 2009, January 8, 2010, February 4, 2010, February 18, 2010, and February 24, 2010.

14. Derivatives and Hedging Activities
We are a party to various derivative instruments, mainly through our subsidiary, KeyBank. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. A derivative’s notional amount serves as the basis for the payment provision of the contract, and takes the form of units, such as shares or dollars. A derivative’s underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract.
The primary derivatives that we use are interest rate swaps, caps, floors and futures; foreign exchange contracts; energy derivatives; credit derivatives; and equity derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. Interest rate risk represents the possibility that the economic value of equity or net interest income will be adversely affected by fluctuations in interest rates. Credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Foreign exchange risk is the risk that an exchange rate will adversely affect the fair value of a financial instrument.
Derivative assets and liabilities are recorded at fair value on the balance sheet, after taking into account the effects of bilateral collateral and master netting agreements. These bilateral collateral and master netting agreements allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. As a result, we could have derivative contracts with negative fair values included in derivative assets on the balance sheet and contracts with positive fair values included in derivative liabilities.
At March 31, 2010, after taking into account the effects of bilateral collateral and master netting agreements, we had $238 million of derivative assets and $178 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements, and a reserve for potential future losses, we had derivative assets of $825 million and derivative liabilities of $925 million that were not designated as hedging instruments.
Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Basis of Presentation”) under the heading “Derivatives,” on page 83 of our 2009 Annual Report to Shareholders.
Derivatives Designated in Hedge Relationships
Changes in interest rates and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities may cause fluctuations in net interest income and the economic value of equity. To minimize the volatility of net interest income and the EVE, we manage exposure to interest rate risk in accordance with policy limits established by the Risk Management Committee of the Board of Directors. We utilize derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance for derivatives and hedging to minimize interest rate volatility. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. These instruments are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.
We designate certain “receive fixed/pay variable” interest rate swaps as fair value hedges. These swaps are used primarily to modify our exposure to interest rate risk. These contracts convert certain fixed-rate long-term debt into variable-rate obligations. As a result, we receive fixed-rate interest payments in exchange for making variable-rate payments over the lives of the contracts without exchanging the notional amounts.

Similarly, we designate certain “receive fixed/pay variable” interest rate swaps as cash flow hedges. These contracts effectively convert certain floating-rate loans into fixed-rate loans to reduce the potential adverse effect of interest rate decreases on future interest income. These contracts allow us to receive fixed-rate interest payments in exchange for making variable-rate payments over the lives of the contracts without exchanging the notional amounts. We also designate certain “pay fixed/receive variable” interest rate swaps as cash flow hedges. These swaps are used to convert certain floating-rate debt into fixed-rate debt.
We also use interest rate swaps to hedge the floating-rate debt that funds fixed-rate leases entered into by our Equipment Finance line of business. These swaps are designated as cash flow hedges to mitigate the interest rate mismatch between the fixed-rate lease cash flows and the floating-rate payments on the debt.
The derivatives used for managing foreign currency exchange risk are cross currency swaps. We have several outstanding issuances of medium-term notes that are denominated in foreign currencies. The notes are subject to translation risk, which represents the possibility that changes in the fair value of the foreign-denominated debt will occur based on movement of the underlying foreign currency spot rate. It is our practice to hedge against potential fair value changes caused by changes in foreign currency exchange rates and interest rates. The hedge converts the notes to a variable-rate U.S. currency-denominated debt, which is designated as a fair value hedge of foreign currency exchange risk.
Derivatives Not Designated in Hedge Relationships
On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. We did not have a significant amount in interest rate swap contracts entered into to manage economic risks at March 31, 2010.
Like other financial services institutions, we originate loans and extend credit, both of which expose us to credit risk. We actively manage our overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives. This process entails the use of credit derivatives — primarily credit default swaps — to mitigate our credit risk. Credit default swaps enable us to transfer to a third party a portion of the credit risk associated with a particular extension of credit, and to manage portfolio concentration and correlation risks. Occasionally, we also provide credit protection to other lenders through the sale of credit default swaps. In most instances, this objective is accomplished through the use of an investment-grade diversified dealer-traded basket of credit default swaps. These transactions may generate fee income, and diversify and reduce overall portfolio credit risk volatility. Although we use these instruments for risk management purposes, they are not treated as hedging instruments as defined by the applicable accounting guidance for derivatives and hedging.
We also enter into derivative contracts to meet customer needs and for proprietary purposes that consist of the following instruments:
♦	interest rate swap, cap, floor and futures contracts entered into generally to accommodate the needs of commercial loan clients;

♦	energy swap and options contracts entered into to accommodate the needs of clients;

♦	interest rate swaps and foreign exchange contracts used for proprietary trading purposes;

♦	positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above; and

♦	foreign exchange forward contracts entered into to accommodate the needs of clients.
These contracts are not designated as part of hedge relationships.

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross basis as of March 31, 2010, December 31, 2009 and March 31, 2009. The volume of our derivative transaction activity during the first quarter of 2010 is represented by the change in the notional amounts of our gross derivatives by type from December 31, 2009 to March 31, 2010. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	March 31, 2010			December 31, 2009			March 31, 2009
		Fair Value			Fair Value			Fair Value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Notional	Derivative	Derivative
in millions	Amount	Assets	Liabilities	Amount	Assets	Liabilities	Amount	Assets	Liabilities

Derivatives designated as hedging instruments:
Interest rate	$15,964	$487	$5	$18,259	$489	$9	$22,279	$876	$14
Foreign exchange	1,712	53	259	1,888	78	189	2,309	46	434

Total	17,676	540	264	20,147	567	198	24,588	922	448
Derivatives not designated as hedging instruments:
Interest rate	72,334	1,452	1,383	70,017	1,434	1,345	85,314	2,284	2,070
Foreign exchange	6,296	189	164	6,293	206	184	9,513	422	380
Energy and commodity	1,969	415	437	1,955	403	427	1,896	721	751
Credit	3,863	52	38	4,538	55	49	7,142	171	173
Equity	13	1	1	3	1	1	1	1	—

Total	84,475	2,109	2,023	82,806	2,099	2,006	103,866	3,599	3,374

Netting adjustments (a)	N/A	(1,586)	(1,184)	N/A	(1,572)	(1,192)	N/A	(2,814)	(2,895)

Total derivatives	$102,151	$1,063	$1,103	$102,953	$1,094	$1,012	$128,454	$1,707	$927

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral.
Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of a hedging instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the three-month period ended March 31, 2010, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While some ineffectiveness is present in our hedging relationships, all of our fair value hedges remained “highly effective” as of March 31, 2010.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the three-month periods ended March 31, 2010 and 2009, and where they are recorded on the income statement.

	Three months ended March 31, 2010
		Net Gains			Net Gains
	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on
in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item

Interest rate	Other income	$47	Long-term debt	Other income	$(46)	(a)
Interest rate	Interest expense – Long-term debt	59
Foreign exchange	Other income	(108)	Long-term debt	Other income	104	(a)
Foreign exchange	Interest expense – Long-term debt	2	Long-term debt	Interest expense – Long-term debt	(4)	(b)

Total		—			$54

	Three months ended March 31, 2009
		Net Gains			Net Gains
	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on
in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item

Interest rate	Other income	$(84)	Long-term debt	Other income	$97	(a)
Interest rate	Interest expense – Long-term debt	53
Foreign exchange	Other income	(67)	Long-term debt	Other income	65	(a)
Foreign exchange	Interest expense – Long-term debt	8	Long-term debt	Interest expense – Long-term debt	(20	) (b)

Total		$(90)			$142

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net losses on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.
Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a gain or loss on a cash flow hedge is initially recorded as a component of AOCI on the balance sheet and subsequently reclassified into income when the hedged transaction impacts earnings (e.g. when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the three-month period ended March 31, 2010, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While some ineffectiveness is present in our hedging relationships, all of our cash flow hedges remained “highly effective” as of March 31, 2010.
The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the three-month periods ended March 31, 2010 and 2009, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Three months ended March 31, 2010
			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$27	Interest income – Loans	$77	Other income	$—
Interest rate	(3)	Interest expense – Long-term debt	(5)	Other income	—
Interest rate	—	Net gains (losses) from loan securitizations and sales	—	Other income	—

Total	$24		$72		$—

	Three months ended March 31, 2009
			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$64	Interest income – Loans	$89	Other income	$(1)
Interest rate	8	Interest expense – Long-term debt	(4)	Other income	1
Interest rate	4	Net gains (losses) from loan securitizations and sales	5	Other income	—

Total	$76		$90		—

The after-tax change in AOCI resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2010	of Gains to	March 31,
in millions	2009	Hedging Activity	Net Income	2010

Accumulated other comprehensive income resulting from cash flow hedges	$114	$15	$(45)	$84

Considering the interest rates, yield curves and notional amounts as of March 31, 2010, we would expect to reclassify an estimated $29 million of net losses on derivative instruments from AOCI to income during the next twelve months. In addition, we expect to reclassify approximately $54 million of net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. The maximum length of time over which forecasted transactions are hedged is eighteen years.
Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.
The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2010 and 2009, and where they are recorded on the income statement.

	Three months ended March 31,
in millions	2010	2009

NET GAINS (LOSSES) (a)
Interest rate	$3	$13
Foreign exchange	9	10
Energy and commodity	2	3
Credit	3	(19)

Total net gains (losses)	$17	$7

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements using standard forms published by ISDA. These agreements provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The collateral netted against derivative assets on the balance sheet totaled $406 million at March 31, 2010, $381 million at December 31, 2009, and $810 million at March 31, 2009. The collateral netted against derivative liabilities totaled $3 million at March 31, 2010, less than $1 million at December 31, 2009, and $892 million at March 31, 2009.
At March 31, 2010, the largest gross exposure to an individual counterparty was $223 million, which was secured with $21 million in collateral. Additionally, we had a derivative liability of $316 million with this counterparty, whereby we pledged $118 million in collateral. After taking into account the effects of a master netting agreement and collateral, we had a net exposure of $5 million.
The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

	March 31,	December 31,	March 31,
in millions	2010	2009	2009

Interest rate	$1,156	$1,147	$1,985
Foreign exchange	155	178	180
Energy and commodity	138	131	331
Credit	20	19	20
Equity	—	—	1

Derivative assets before collateral	1,469	1,475	2,517
Less: Related collateral	406	381	810

Total derivative assets	$1,063	$1,094	$1,707

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes and proprietary trading purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At March 31, 2010, after taking into account the effects of bilateral collateral and master netting agreements, we had gross exposure of $1.0 billion to broker-dealers and banks. We had net exposure of $254 million after the application of master netting agreements and collateral; our net exposure to broker-dealers and banks at March 31, 2010, was reduced to $52 million with the $202 million of additional collateral held in the form of securities.
We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by entering into offsetting positions with broker-dealers and other banks. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $81 million at March 31,

2010, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At March 31, 2010, after taking into account the effects of master netting agreements, we had gross exposure of $935 million to client counterparties. We had net exposure of $808 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.
Credit Derivatives
We are both a buyer and seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations. We also sell credit derivatives, mainly index credit default swaps, to diversify the concentration risk within our loan portfolio.
The following table summarizes the fair value of our credit derivatives purchased and sold by type. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	March 31, 2010			December 31, 2009			March 31, 2009
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net

Single name credit default swaps	$5	$3	$8	$5	$(3)	$2	$132	$(103)	$29
Traded credit default swap indices	1	2	3	2	—	2	30	(48)	(18)
Other	4	(1)	3	(1)	4	3	—	(13)	(13)

Total credit derivatives	$10	$4	$14	$6	$1	$7	$162	$(164)	$(2)

Single name credit default swaps are bilateral contracts whereby the seller agrees, for a premium, to provide protection against the credit risk of a reference entity in connection with a specific debt obligation. The protected credit risk is related to adverse credit events, such as bankruptcy, failure to make payments, and acceleration or restructuring of obligations, specified in the credit derivative contract using standard documentation terms published by ISDA. As the seller of a single name credit derivative, we would be required to pay the purchaser the difference between the par value and the market price of the debt obligation (cash settlement) or receive the specified referenced asset in exchange for payment of the par value (physical settlement) if the underlying reference entity experiences a predefined credit event. For a single name credit derivative, the notional amount represents the maximum amount that a seller could be required to pay. In the event that physical settlement occurs and we receive our portion of the related debt obligation, we will join other creditors in the liquidation process, which may result in the recovery of a portion of the amount paid under the credit default swap contract. We also may purchase offsetting credit derivatives for the same reference entity from third parties that will permit us to recover the amount we pay should a credit event occur.
A traded credit default swap index represents a position on a basket or portfolio of reference entities. As a seller of protection on a credit default swap index, we would be required to pay the purchaser if one or more of the entities in the index had a credit event. For a credit default swap index, the notional amount represents the maximum amount that a seller could be required to pay. Upon a credit event, the amount payable is based on the percentage of the notional amount allocated to the specific defaulting entity.
The majority of transactions represented by the “other” category shown in the above table are risk participation agreements. In these transactions, the lead participant has a swap agreement with a customer. The lead participant (purchaser of protection) then enters into a risk participation agreement with a counterparty (seller of protection), under which the counterparty receives a fee to accept a portion of the lead participant’s credit risk. If the customer defaults on the swap contract, the counterparty to the risk participation agreement must reimburse the lead participant for the counterparty’s percentage of the positive fair value of the customer swap as of the default date. If the customer swap has a negative fair value, the counterparty has no reimbursement requirements. The notional amount represents the maximum amount that the seller could be required to pay. In the case of customer default, the seller is entitled to a pro rata share of the lead participant’s claims against the customer under the terms of the initial swap agreement between the lead participant and the customer.

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2010, December 31, 2009 and March 31, 2009. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using the credit ratings matrix provided by Moody’s, specifically Moody’s “Idealized” Cumulative Default Rates, except as noted. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	March 31, 2010			December 31, 2009			March 31, 2009
		Average	Payment /		Average	Payment /		Average	Payment /
	Notional	Term	Performance	Notional	Term	Performance	Notional	Term	Performance
dollars in millions	Amount	(Years)	Risk	Amount	(Years)	Risk	Amount	(Years)	Risk

Single name credit default swaps	$1,114	2.41	5.29%	$1,140	2.57	4.88%	$1,537	1.72	8.09%
Traded credit default swap indices	394	4.29	7.49	733	2.71	13.29	1,706	.96	6.52
Other	46	2.25	6.98	44	1.94	5.41	59	1.50	Low	(a)

Total credit derivatives sold	$1,554	—	—	$1,917	—	—	$3,302	—	—

(a)	At March 31, 2009, the other credit derivatives were not referenced to an entity’s debt obligation. We determined the payment/performance risk based on the probability that we could be required to pay the maximum amount under the credit derivatives. We have determined that the payment/performance risk associated with the other credit derivatives was low at March 31, 2009 (i.e., less than or equal to 30% probability of payment).
Credit Risk Contingent Features
We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements are also based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2010, KeyBank’s ratings with Moody’s and S&P were “A2” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there were a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of March 31, 2010, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $896 million, which includes $677 million in derivative assets and $1.573 billion in derivative liabilities. We had $875 million in cash and securities collateral posted to cover those positions as of March 31, 2010.
The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2010, December 31, 2009 and March 31, 2009. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of March 31, 2010, and take into account all collateral already posted. At March 31, 2010, KeyCorp did not have any derivatives in a net liability position that contained credit risk contingent features.

	March 31, 2010		December 31, 2009		March 31, 2009
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P

KeyBank’s long-term senior unsecured credit ratings	A2	A-	A2	A-	A1	A

One rating downgrade	$27	$17	$34	$22	—	$25
Two rating downgrades	45	25	56	31	$25	44
Three rating downgrades	53	30	65	36	49	51

If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2010, payments of up to $71 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. To be downgraded below investment grade, KeyBank’s long-term senior unsecured credit rating would need to be downgraded five ratings by Moody’s and four ratings by S&P.
15. Fair Value Measurements
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
When we are unable to observe recent market transactions for identical or similar instruments, we make liquidity valuation adjustments to the fair value to reflect the uncertainty in the pricing and trading of the instrument. Liquidity valuation adjustments are based on the following factors:
♦	the amount of time since the last relevant valuation;

♦	whether there is an actual trade or relevant external quote available at the measurement date; and

♦	volatility associated with the primary pricing components.
We ensure that our fair value measurements are accurate and appropriate by relying upon various controls, including:
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

Additional information regarding our accounting policies for the determination of fair value is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 84 of our 2009 Annual Report to Shareholders.
Qualitative Disclosures of Valuation Techniques
Loans. Loans recorded as trading account assets are valued using an internal cash flow model because the market in which these assets typically trade is not active. The most significant inputs to our internal model are actual and projected financial results for the individual borrowers. Accordingly, these loans are classified as Level 3 assets. As of March 31, 2010, there was one loan that was actively traded. This loan was valued based on market spreads for identical assets and therefore classified as Level 2 since the fair value recorded is based on observable market data.
Securities (trading and available for sale). Securities are classified as Level 1 when quoted market prices are available in an active market for those identical securities. Level 1 instruments include exchange-traded equity securities. If quoted prices for identical securities are not available, we determine fair value using pricing models or quoted prices of similar securities. These instruments, classified as Level 2 assets, include municipal bonds; bonds backed by the U.S. government, corporate bonds, certain mortgage-backed securities, securities issued by the U.S. Treasury and certain agency and corporate collateralized mortgage obligations. Inputs to the pricing models include actual trade data (i.e., spreads, credit ratings and interest rates) for comparable assets, spread tables, matrices, high-grade scales, option-adjusted spreads and standard inputs, such as yields, broker/dealer quotes, bids and offers. Where there is limited activity in the market for a particular instrument, we use internal models based on certain assumptions to determine fair value. Such instruments, classified as Level 3 assets, include certain commercial mortgage-backed securities and certain commercial paper. Inputs for the Level 3 internal models include expected cash flows from the underlying loans, which take into account expected default and recovery percentages, market research, and discount rates commensurate with current market conditions.
Private equity and mezzanine investments. Private equity and mezzanine investments consist of investments in debt and equity securities through our Real Estate Capital line of business. They include direct investments made directly in a property, as well as indirect investments made in funds that include other investors for the purpose of investing in properties. There is not an active market in which to value these investments. The direct investments are initially valued based upon the transaction price. The carrying amount is then adjusted based upon the estimated future cash flows associated with the investments. Inputs used in determining future cash flows include the cost of build-out, future selling prices, current market outlook and operating performance of the particular investment. The indirect investments are valued using a methodology that is consistent with the new accounting guidance that allows us to use statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the investee funds. Private equity and mezzanine investments are classified as Level 3 assets since our judgment impacts determination of fair value.
Within the private equity and mezzanine investments, we have investments in real estate private equity funds. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair values of the funds and the unfunded commitments for the funds at March 31, 2010.

March 31, 2010		Unfunded
in millions	Fair Value	Commitments

INVESTMENT TYPE
Passive funds (a)	$16	$6
Co-managed funds (b)	17	19

Total	$33	$25

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to six years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. A sale or transfer of our interest in the funds can only occur through written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of four to seven years.
Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors) in predominantly privately held companies and funds. When quoted prices are available in an active market for the identical investment, the quoted prices are used in the valuation process, and the related investments are classified as Level 1 assets. However, in most cases, quoted market prices are not available for the identical investment, and we must rely upon other sources and inputs, such as market multiples; historical and forecast earnings before interest, taxation, depreciation and amortization; net debt levels; and investment risk ratings to perform the valuations of the direct investments. The indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing and do not have readily determinable fair values. The indirect investments are valued using a methodology that is consistent with new accounting guidance that allows us to estimate fair value using net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the investee funds. These investments are classified as Level 3 assets since our assumptions impact the overall determination of fair value. The following table presents the fair values of the indirect funds and the unfunded commitments for the indirect funds at March 31, 2010.

March 31, 2010		Unfunded
in millions	Fair Value	Commitments

INVESTMENT TYPE
Private equity funds (a)	$502	$236
Hedge funds (b)	10	—

Total	$512	$236

(a)	Consists of buyout, venture capital and fund of funds. These investments can never be redeemed with the investee funds. Instead, distributions are received through the liquidation of the underlying investments of the fund. These investments cannot be sold without the approval of the general partners of the investee funds. We estimate that the underlying investments of the funds will be liquidated over a period of one to ten years.

(b)	Consists of investee funds invested in long and short positions of “stressed and distressed” fixed income-oriented securities with the goal of producing attractive risk-adjusted returns. The investments can be redeemed quarterly with 45 days’ notice. However, the general partners may impose quarterly redemption limits that may delay receipt of requested redemptions.

Derivatives. Exchange-traded derivatives are valued using quoted prices and, therefore, are classified as Level 1 instruments. However, only a few types of derivatives are exchange-traded, so the majority of our derivative positions are valued using internally developed models based on market convention that use observable market inputs, such as interest rate curves, yield curves, the LIBOR discount rates and curves, index pricing curves, foreign currency curves and volatility surfaces. These derivative contracts, which are classified as Level 2 instruments, include interest rate swaps, certain options, cross currency swaps and credit default swaps. In addition, we have a few customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models. Inputs to the models consist of available market data, such as bond spreads and asset values, as well as our assumptions, such as loss probabilities and proxy prices.
Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment in the form of a default reserve. The credit component is valued on a counterparty-by-counterparty basis based on the probability of default, and considers master netting and collateral agreements. The default reserve is considered to be a Level 3 input.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. These assets and liabilities are measured at fair value on a regular basis. The following table presents our assets and liabilities measured at fair value on a recurring basis.

March 31, 2010				Netting
in millions	Level 1	Level 2	Level 3	Adjustments (a)	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$382	—	—	$382
Trading account assets:
U.S. Treasury, agencies and corporations	—	8	—	—	8
Other mortgage-backed securities	—	—	$29	—	29
Other securities	$32	752	199	—	983

Total trading account securities	32	1,142	228	—	1,402
Commercial loans	—	2	11	—	13

Total trading account assets	32	1,144	239	—	1,415
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8	—	—	8
States and political subdivisions	—	83	—	—	83
Collateralized mortgage obligations	—	14,984	—	—	14,984
Other mortgage-backed securities	—	1,355	—	—	1,355
Other securities	118	5	—	—	123

Total securities available for sale	118	16,435	—	—	16,553
Other investments:
Principal investments
Direct	—	—	534	—	534
Indirect	—	—	518	—	518

Total principal investments	—	—	1,052	—	1,052
Equity and mezzanine investments
Direct	—	—	32	—	32
Indirect	—	—	33	—	33

Total equity and mezzanine investments	—	—	65	—	65

Total other investments	—	—	1,117	—	1,117
Derivative assets:
Interest rate	—	1,859	80	—	1,939
Foreign exchange	120	122	—	—	242
Energy	—	415	—	—	415
Credit	—	41	11	—	52
Equity	—	1	—	—	1

Total derivative assets	120	2,438	91	$(1,586)	1,063	(a)
Accrued income and other assets	5	59	3	—	67

Total assets on a recurring basis at fair value	$275	$20,076	$1,450	$(1,586)	$20,215

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$489	—	—	$489
Bank notes and other short-term borrowings:
Short positions	$3	373	—	—	376
Derivative liabilities:
Interest rate	—	1,388	—	—	1,388
Foreign exchange	96	327	—	—	423
Energy	—	437	—	—	437
Credit	—	37	$1	—	38
Equity	—	1	—	—	1

Total derivative liabilities	96	2,190	1	$(1,184)	1,103	(a)
Accrued expense and other liabilities	—	50	—	—	50

Total liabilities on a recurring basis at fair value	$99	$3,102	$1	$(1,184)	$2,018

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements
The following table shows the change in the fair values of our Level 3 financial instruments for the three months ended March 31, 2010. We mitigate the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments through the use of securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets						Other Investments										Derivative Instruments (a)
	Other										Equity and				Accrued
	Mortgage-						Principal Investments				Mezzanine Investments				Income
	Backed		Other		Commercial										and Other		Interest
in millions	Securities		Securities		Loans		Direct		Indirect		Direct		Indirect		Assets		Rate		Credit

Balance at December 31, 2009	$29		$423		$19		$538		$497		$26		$31		—		$99		$9
Gains (losses) included in earnings	—	(b)	—	(b)	—	(b)	15	(c)	23	(c)	2	(c)	(2)		—	(c)	(9	) (b)	1	(b)
Purchases, sales, issuances and settlements	—		(224)		(8)		(11)		(2)		(2)		4		$3		(3)		—
Net transfers in (out) Level 3	—		—		—		(8)		—		6		—		—		(7)		—

Balance at March 31, 2010	$29		$199		$11		$534		$518		$32		$33		$3		$80		$10

Unrealized gains (losses) included in earnings	—	(b)	—	(b)	$(1)	(b)	$16	(c)	$19	(c)	$7	(c)	$(2	) (c)	—	(c)	$(19	) (b)	—	(b)

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Other investments consist of principal investments and private equity and mezzanine investments. Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investments” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement. Realized and unrealized gains and losses on investments included in accrued income and other assets are reported in “other income” on the income statement.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2010.

March 31, 2010
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	$3	$596	$599
Loans held for sale (a)	—	—	54	54
Operating lease assets	—	—	—	—
Goodwill	—	—	—	—
Other intangible assets	—	—	—	—
Accrued income and other assets	—	39	126	165

Total assets on a nonrecurring basis at fair value	—	$42	$776	$818

(a)	During the first quarter of 2010, we transferred $21 million of commercial and consumer loans from held-for-sale status to the held-to-maturity portfolio at their current fair value.
We typically adjust the carrying amount of our impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral or the loan’s observable market price. Cash flow analysis considers internally developed inputs, such as discount rates, default rates, costs of foreclosure and changes in real estate values. The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations and assessments provided by third-party appraisers. Impaired loans with a specifically allocated allowance based on cash flow analysis or the underlying collateral are classified as Level 3 assets, while those with a specifically allocated allowance based on an observable market price that reflects recent sale transactions for similar loans and collateral are classified as Level 2. Current market conditions, including credit risk profiles and decreased real estate values, impacted the inputs used in our internal valuation analysis, resulting in write-downs of these assets.
Through a quarterly analysis of our commercial loan and lease portfolios held for sale, we determined that certain adjustments were necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. After adjustments, these loans and leases totaled $54 million at March 31, 2010. Current market conditions, including credit risk profiles, liquidity and decreased real estate values, impacted the inputs used in our internal models and other valuation methodologies, resulting in write-downs of these assets.
The valuations of performing commercial mortgage and construction loans are conducted using internal models that rely on market data from sales or nonbinding bids on similar assets, including credit spreads, treasury rates, interest rate curves and risk profiles, as well as our own assumptions about the exit market for the loans and details about individual loans within the respective portfolios. Therefore, we have classified these loans as Level 3 assets. The inputs related to our assumptions and other internal loan data include changes in real estate values, costs of foreclosure, prepayment rates, default rates and discount rates.
The valuations of nonperforming commercial mortgage and construction loans are based on current agreements to sell the loans or approved discounted payoffs. If a negotiated value is not available, third party appraisals, adjusted for current market conditions, are used. Since valuations are based on unobservable data, these loans have been classified as Level 3 assets.
The valuation of commercial finance and operating leases is performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. These leases have been classified as Level 3 assets. The inputs related to our assumptions include changes in the value of leased items and internal credit ratings. In addition, commercial leases may be valued using nonbinding bids when they are available and current. The leases valued under this methodology are classified as Level 2 assets.
On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of the goodwill and other intangible assets assigned to our Community Banking and National Banking units. We also perform an annual impairment test for goodwill. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally. Inputs used include market available data, such as industry, historical and expected growth rates and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified these assets as Level 3. During the first quarter of 2009, we wrote off all of the goodwill that had been assigned to the National Banking unit. For additional information on the results of goodwill impairment testing, see Note 11 (“Goodwill and Other Intangible Assets”) on page 102 of our 2009 Annual Report to Shareholders and Note 1 (“Basis of Presentation”).
The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions; therefore the assets are classified as Level 3. The assumptions used are dependent on the type of intangible being valued and include such items as attrition rates, types of customers, revenue streams, prepayment rates, refinancing probabilities and credit defaults. There was no impairment of other intangible assets during the quarter ended March 31, 2010.
OREO and other repossessed properties are valued based on inputs such as appraisals and third-party price opinions, less estimated selling costs. Therefore, we have classified these assets as Level 3. OREO and other repossessed properties are classified as Level 2 if we receive binding purchase agreements to sell these properties. Returned lease inventory is valued based on market data for similar assets and is classified as Level 2. Assets that are acquired through, or in lieu of, loan foreclosures are recorded as held for sale initially at the lower of the loan balance or fair value upon the date of foreclosure. After foreclosure, valuations are updated periodically, and current market conditions may require the assets to be marked down further to a new cost basis.
Fair Value Disclosures of Financial Instruments
The carrying amount and fair value of our financial instruments at March 31, 2010 and December 31, 2009, are shown in the following table.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
in millions	Amount	Value	Amount	Value

ASSETS
Cash and short-term investments (a)	$4,964	$4,964	$2,214	$2,214
Trading account assets (e)	1,034	1,034	1,209	1,209
Securities available for sale (e)	16,255	16,553	16,434	16,641
Held-to-maturity securities (b)	22	22	24	24
Other investments (e)	1,525	1,525	1,488	1,488
Loans, net of allowance (c)	53,488	47,317	56,236	49,136
Loans held for sale (e)	556	556	443	443
Mortgage servicing assets (d)	211	315	221	334
Derivative assets (e)	1,063	1,063	1,094	1,094

LIABILITIES
Deposits with no stated maturity (a)	$42,305	$42,305	$40,563	$40,563
Time deposits (d)	22,844	23,620	25,008	25,908
Short-term borrowings (a)	2,373	2,373	2,082	2,082
Long-term debt (d)	11,177	10,797	11,558	10,761
Derivative liabilities (e)	1,103	1,103	1,012	1,012

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined through the use of models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review the valuations derived from the models for reasonableness to ensure they are consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of the loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount was applied to certain loans using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the section entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.
The discontinued education lending business reflects both consolidated assets and liabilities from securitization trusts recorded at fair value as well as loans and loans held for sale reflected at carrying value with appropriate valuation reserves. Excluded from the table above are loans, net of allowance, loans at fair value, and loans held for sale related to the discontinued operations of the education lending business. Loans related to the discontinued operations of the education lending business included loans at carrying value, net of allowance, of $3.3 billion ($2.4 billion fair value) and $2.6 billion of loans recorded at fair value at March 31, 2010, and loans at carrying value, net of allowance, of $3.4 billion ($2.5 billion fair value) at December 31, 2009. Loans at fair value related to the consolidation of the education lending securitization trusts as of January 1, 2010. Liabilities, primarily securities, of the education lending securitization trusts of $2.5 billion at fair value have also been excluded from the above table. Additional information regarding the consolidation of these education lending securitization trusts is provided in Note 16 (“Discontinued Operations”). At March 31, 2010, and December 31, 2009, loans held for sale related to our discontinued education lending business had carrying amounts of $246 million and $434 million, respectively. Their fair values were identical to their carrying amounts.
Residential real estate mortgage loans with carrying amounts of $1.8 billion at March 31, 2010 and at December 31, 2009, are included in the amount shown for “Loans, net of allowance” in the above table.
For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.
We use valuation methods based on exit market prices in accordance with the applicable accounting guidance for fair value measurements. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. If we were to use different assumptions, the fair values shown in the preceding table could change significantly. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

16. Discontinued Operations
Education lending. In September 2009, we decided to exit the government-guaranteed education lending business and to focus on the growing demand from schools for integrated, simplified billing, payment and cash management solutions. As a result of this decision, we have accounted for this business as a discontinued operation.
The changes in fair value of the assets and liabilities of the education loan securitization trusts (discussed later in this note), and the interest income and expense from the loans and the securities of the trusts are all recorded as a component of “income (loss) from discontinued operations, net of taxes” on the income statement. These amounts are shown separately in the following table. Gains and losses attributable to changes in fair value are recorded as a component of noninterest income or expense. It is our policy to recognize interest income and expense related to the loans and securities separately from changes in fair value. These amounts are shown as a component of “Net interest income.” The components of “income (loss) from discontinued operations, net of taxes” for this business are as follows:

	Three months ended March 31,

in millions	2010	2009

Net interest income	$40	$25
Provision for loan losses	24	28

Net interest income (expense) after provision for loan losses	16	(3)
Noninterest income	(1)	7
Noninterest expense	12	15

Income (loss) before income taxes	3	(11)
Income taxes	1	(4)

Income (loss) from discontinued operations, net of taxes (a)	$2	$(7)

(a)	Includes after-tax charges of $14 million and $19 million for the three-month periods ended March 31, 2010 and 2009, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.
The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

	March 31,	December 31,	March 31,
in millions	2010	2009	2009

Securities available for sale	$—	$182	$167
Loans at fair value	2,573	—	—
Loans, net of unearned income of $1, $1 and $1	3,449	3,523	3,700
Less: Allowance for loan losses	145	157	170

Net loans	5,877	3,366	3,530
Loans held for sale	246	434	453
Accrued income and other assets	217	192	252

Total assets	$6,340	$4,174	$4,402

Noninterest-bearing deposits	$30	$119	$119
Derivative liabilities	—	—	5
Accrued expense and other liabilities	53	4	7
Securities at fair value	2,406	—	—

Total liabilities	$2,489	$123	$131

As part of our education lending business model, we originated and securitized education loans. The process of securitization involves taking a pool of loans from our balance sheet and selling them to a bankruptcy remote QSPE, or trust. This trust then issues securities to investors in the capital market to raise funds to pay for the loans. The interest generated on the loans goes to pay holders of the securities issued. We, as the transferor, retain a portion of the risk in the form of a residual interest and also retain the right to service the securitized loans and receive servicing fees.
In June 2009, the FASB issued new consolidation accounting guidance which eliminated the scope exception for QSPEs and, as a result our education loan securitization trusts had to be analyzed under this new guidance. We determined that consolidation of our ten outstanding securitization trusts as of January 1, 2010 was required since we hold the residual interests and are the master servicer who has the power to direct the activities that most significantly impact the economic performance of these trusts.
The assets held by these trusts can only be used to settle the obligations or securities issued by the trusts. We cannot sell the assets or transfer the liabilities of the consolidated trusts. The security holders or beneficial interest holders do not have recourse to us. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $167 million as of March 31, 2010. As a result of our economic interest in the trusts, we record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.
We elected to consolidate these trusts at fair value upon our prospective adoption of this new consolidation guidance. Carrying the assets and liabilities of the trusts at fair value better depicts our economic interest in these trusts. A cumulative effect adjustment of approximately $45 million, which increased our beginning balance of retained earnings at January 1, 2010, was recorded upon the consolidation of these trusts. The amount of this cumulative effect adjustment was driven primarily by derecognizing the residual interests and servicing assets related to these trusts and the consolidation of the assets and liabilities at fair value.
At March 31, 2010, the primary economic assumptions used to measure the fair value of the assets and liabilities of the trusts are shown in the following table. The fair value of the assets and liabilities of the trusts is determined by present valuing the future expected cash flows which are affected by the following assumptions. We rely on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts due to the lack of observable market data.

March 31, 2010
dollars in millions

Weighted-average life (years)	1.2 - 6.1

PREPAYMENT SPEED ASSUMPTIONS (ANNUAL RATE)	4.00% - 26.00%

EXPECTED CREDIT LOSSES	2.00% - 80.00%

LIQUIDITY DISCOUNT RATE (ANNUAL RATE)	14.00%

EXPECTED DEFAULTS (STATIC RATE)	3.75% - 40.00%

The following table shows the consolidated trusts’ assets and liabilities at fair value and their related contractual values as of March 31, 2010. Loans held by the trusts with unpaid principal balances of $151 million were 90 days or more past due and $42 million were in nonaccrual status or $104 million and $29 million on a fair value basis, respectively, at March 31, 2010.

March 31, 2010	Contractual	Fair
in millions	Amount	Value

ASSETS
Loans	$3,720	$2,573
Other Assets	51	51

LIABILITIES
Securities	$3,850	$2,406
Other Liabilities	51	51

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value on a recurring basis.

March 31, 2010
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Loans	—	—	$2,573	$2,573
Other assets	—	—	51	51

Total assets on a recurring basis at fair value	—	—	$2,624	$2,624

LIABILITIES MEASURED ON A RECURRING BASIS
Securities	—	—	$2,406	$2,406
Other liabilities	—	—	51	51

Total liabilities on a recurring basis at fair value	—	—	$2,457	$2,457

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts for the quarter ended March 31, 2010.

	Trust
	Student	Other	Trust	Other
in millions	Loans	Assets	Securities	Liabilities

Balance at January 1, 2010	$2,639	$47	$2,521	$2
Gains/Losses recognized in Earnings	(6)	—	—	—
Purchases, sales, issuances and settlements	(60)	4	(115)	49

Balance at March 31, 2010	$2,573	$51	$2,406	$51

Austin Capital Management, Ltd. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of this decision, we have accounted for this business as a discontinued operation.
The results of this discontinued business are included in “loss from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for this business are as follows:

	Three months ended March 31,

in millions	2010	2009

Noninterest income	$3	$7
Intangible assets impairment	—	27
Other noninterest expense	2	4

Income (loss) before income taxes	1	(24)
Income taxes	1	(2)

Income (loss) from discontinued operations, net of taxes	—	$(22)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

	March 31,	December 31,	March 31,
in millions	2010	2009	2009

Cash and due from banks	$31	$23	$13
Other intangible assets	1	1	2
Accrued income and other assets	2	10	8

Total assets	$34	$34	$23

Accrued expense and other liabilities	$1	$1	$6

Total liabilities	$1	$1	$6

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended March 31,

in millions	2010	2009

Net interest income	$40	$25
Provision for loan losses	24	28

Net interest income (expense) after provision for loan losses	16	(3)
Noninterest income	2	14
Intangible assets impairment	—	27
Noninterest expense	14	19

Income (loss) before income taxes	4	(35)
Income taxes	2	(6)

Income (loss) from discontinued operations, net of taxes (a)	$2	$(29)

(a)	Includes after-tax charges of $14 million and $19 million for the three-month periods ended March 31, 2010 and 2009, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.
The combined assets and liabilities of the discontinued operations are as follows:

	March 31,	December 31,	March 31,
in millions	2010	2009	2009

Cash and due from banks	$31	$23	$13
Securities available for sale	—	182	167
Loans at fair value	2,573	—	—
Loans, net of unearned income of $1, $1 and $1	3,449	3,523	3,700
Less: Allowance for loan losses	145	157	170

Net loans	5,877	3,366	3,530
Loans held for sale	246	434	453
Other intangible assets	1	1	2
Accrued income and other assets	219	202	260

Total assets	$6,374	$4,208	$4,425

Noninterest-bearing deposits	$30	$119	$119
Derivative liabilities	—	—	5
Accrued expense and other liabilities	54	5	13
Securities at fair value	2,406	—	—

Total liabilities	$2,490	$124	$137

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of March 31, 2010 and 2009, and the related condensed consolidated statements of income, changes in equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of Key’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2009, and the related consolidated statements of income, changes in equity and cash flows for the year then ended not presented herein, and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Cleveland, Ohio
May 6, 2010

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the first three months of 2010 and 2009. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.
Terminology
Throughout this discussion, references to “Key,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association.
We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.
♦	In September 2009, we decided to discontinue the education lending business. In April 2009, we decided to wind down the operations of Austin Capital Management, Ltd., a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business and Austin.

♦	Our exit loan portfolios are distinct from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

♦	We engage in capital markets activities primarily through business conducted by our National Banking group. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Economic Overview” that begins on page 17 of our 2009 Annual Report to Shareholders, the regulators initiated an additional level of review of capital adequacy for the country’s nineteen largest banking institutions, including KeyCorp, during 2009. As part of this review, banking regulators reviewed a component of Tier 1 capital, known as Tier 1 common equity, to assess capital adequacy. You will find a more detailed explanation of total capital, Tier 1 capital and Tier 1 common equity, and how they are calculated in the section entitled “Capital.”

♦	During the first quarter of 2010, we re-aligned our reporting structure for our business groups. Previously, the Consumer Finance business group consisted mainly of portfolios which were identified as exit or run-off portfolios and were included in our National Banking segment. We are reflecting these exit portfolios in Other Segments. The automobile dealer floor plan business, previously included in Consumer Finance, has been re-aligned with the Commercial Banking line of business within the Community Banking segment. In addition, other previously identified exit portfolios included in the National Banking segment, including our homebuilder loans from the Real Estate Capital line of business and commercial leases from the Equipment Finance line of business, have been moved to Other Segments. For more detailed financial information pertaining to each business group and its respective lines of business, see Note 3 (“Line of Business Results”).
Additionally, our discussion contains acronyms and abbreviations. A comprehensive list of the acronyms and abbreviations used throughout this report is included in Note 1 (“Basis of Presentation”).

Forward-looking Statements
From time to time, we have made or will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “plan,” “expect,” “anticipate,” “intend,” “project,” “believe,” “estimate,” or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the SEC. In addition, we may make forward-looking statements orally to analysts, investors, representatives of the media and others.
Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:
♦	indications of an improving economy may prove to be premature;

♦	changes in local, regional and international business, economic or political conditions in the regions that we operate or have significant assets;

♦	our ability to effectively deal with an economic slowdown or other economic or market difficulty;

♦	adverse changes in credit quality trends;

♦	our ability to determine accurate values of certain assets and liabilities;

♦	credit ratings assigned to KeyCorp and KeyBank;

♦	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

♦	changes in investor sentiment, consumer spending or saving behavior;

♦	our ability to manage liquidity, including anticipating interest rate changes correctly;

♦	changes in trade, monetary and fiscal policies of various governmental bodies could affect the economic environment in which we operate;

♦	changes in foreign exchange rates;

♦	limitations on our ability to return capital to shareholders and potential dilution of our Common Shares as a result of the U.S. Treasury’s investment under the terms of the CPP;

♦	adequacy of our risk management program;

♦	increased competitive pressure due to consolidation;

♦	new or heightened legal standards and regulatory requirements, practices or expectations;

♦	our ability to timely and effectively implement our strategic initiatives;

♦	increases in FDIC premiums and fees;

♦	unanticipated adverse affects of acquisitions and dispositions of assets, business units or affiliates;

♦	our ability to attract and/or retain talented executives and employees;

♦	operational or risk management failures due to technological or other factors;

♦	changes in accounting principles or in tax laws, rules and regulations;

♦	adverse judicial proceedings;

♦	occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate; and

♦	other risks and uncertainties summarized in Part 1, Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.
Any forward-looking statements made by or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our SEC filings, including our reports on Forms 8-K, 10-K and 10-Q and our registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov.
Long-term goals
Our long-term financial goals are as follows:
♦	Continue to achieve a loan to core deposit ratio range of 90% to 100%.

♦	Return to a moderate risk profile by targeting a net charge-off ratio range of 40 to 50 basis points.

♦	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50% and maintain noninterest income to total revenue of greater than 40%.

♦	Create positive operating leverage and complete Keyvolution run-rate savings goal of $300 million to $375 million by the end of 2012.

♦	Achieve a return on average assets in the range of 1.00% to 1.25%.
Economic overview
During the first quarter of 2010, economic activity continued to strengthen and signs emerged that the labor market was stabilizing. While employers were slow to add workers, U.S. payrolls did increase by 162,000 during the first quarter of 2010. This marked the first quarter the economy added jobs in over two years and was an improvement from the fourth quarter of 2009 when the economy eliminated 269,000 jobs. Prior to the fourth quarter of 2009, U. S. employment had been reduced by over 8 million jobs since the recession began in December 2007. The average unemployment rate for the first quarter of 2010 also improved, falling to 9.7% average from a 10.0% average during the fourth quarter of 2009. This compares to a 9.3% average rate for all of 2009 and a 10 year average rate of 5.7%.
Spending by U.S. businesses and consumers continued to improve. The modest recovery in the labor market and increases in consumer confidence levels supported a moderate expansion in household spending. Consumer spending rose at an average monthly rate of 0.5% for the first quarter of 2010 compared to an average monthly increase of 0.5% in the fourth quarter of 2009 and an average monthly increase of 0.3% for all of 2009. Prices for consumer goods and services increased a modest 2.3% in March 2010 from March 2009, compared to an annual increase of 2.7% in December 2009. Business spending also supported economic growth in the first quarter of 2010 as companies continued to rebuild inventory levels to better align them with increasing demand from consumers. Businesses also made investments in capital goods, including equipment and software. Factory production continued to show improvement and resource utilization levels continued to increase from their lows in mid-2009.
The extension and expansion of the homebuyer tax credit, offered as part of The Worker, Homeownership and Business Assistance Act of 2009, gave support to the housing market at the close of the first quarter of 2010. Housing in the fourth quarter of 2009 was supported by historically low mortgage rates and the initial availability of the first-time home buyer tax credit. Home buying activity slowed early in the first quarter of 2010 but improved in March 2010 as home buyers rushed to beat the extended tax credit’s end of April 2010 expiration. New home sales in March 2010 rose by 24% and existing home sales rose by 16% from March 2009. The increased level of home sales spurred home building activity and supported home prices. In March 2010, residential housing starts increased by 20% from the same month in 2009. Median prices in March 2010 for new and existing homes rose 4.3% and 0.4% respectively from the same month the prior year. Existing home prices continue to be impacted by near record-level foreclosures as an estimated one in every 352 U.S. homes was in some stage of foreclosure in March 2010. However, the growth in the number of foreclosures has slowed, rising 8% in March 2010 from one year ago, compared to the 46% annual increase reported in March 2009.
Citing continued weakness in the housing and labor markets, the Federal Reserve held the federal funds target rate near zero during the first quarter of 2010. However, in response to the improved functioning of the financial markets, the Federal Reserve ceased its purchases of agency debt and agency mortgage-backed securities and closed most of its emergency liquidity facilities. Benchmark interest rates remained volatile during the quarter as the markets alternated between growing economic optimism and the concerns underlying the Federal Reserve’s stated intentions to keep interest rates low for an ‘extended period.’ At the end of the quarter, bond markets increasingly focused on the historically large volumes of U.S. Treasury debt issuance and Treasury yields rose from their lows of the quarter. The benchmark two-year Treasury yield declined to .77% in February 2010 from 1.14% at December 31, 2009, before ending the first quarter 2010 at 1.02%. The ten-year Treasury yield, which began the quarter at 3.84%, declined to 3.56% in February 2010, before closing the quarter at 3.83%. As credit concerns continued to ease, credit spreads for banks’ and financial firms’ debt obligations continued to narrow.
FDIC Rulemaking Developments
On April 13, 2010, the FDIC Board of Directors approved an interim rule under the TLGP that extends the TAG program, which currently offers unlimited deposit insurance on noninterest bearing accounts through June 30, 2010. The FDIC’s interim rule published in the Federal Register on April 19, 2010 extends the TAG program from July 1, 2010 to December 31, 2010. KeyBank is currently a participant in the TAG program, but as of April 29, 2010, KeyBank elected not to participate in the TAG program extension which would mean that on and after June 30, 2010, KeyBank would no longer offer unlimited deposit insurance on noninterest bearing accounts.
The FDIC also announced on April 13, 2010 its Board of Directors’ approval of a Notice of Proposed Rulemaking on Assessments. The proposed revisions to the assessment system would be applicable to large institutions with assets of over $10 billion, such as KeyBank. According to the FDIC, the proposed revisions would better capture risk at the time an institution assumes the risk, better differentiate institutions during periods of good economic and banking conditions based on how they would fare during periods of stress or economic downturns, and would also take into account the losses that the FDIC may incur if an institution fails. The proposal was published in the Federal Register on May 3, 2010, and the comment period for the proposal expires on July 2, 2010. Further information on the TLGP-related developments is included in the “Capital” section under the heading “Temporary Liquidity Guarantee Program.”
Regulation E pursuant to the Electronic Fund Transfer Act of 1978
The Federal Reserve finalized rules regarding Regulation E, which is designed to protect consumers by prohibiting unfair practices and improving disclosures to consumers. Regulation E goes into effect July 1, 2010, and among other items, prohibits financial institutions from charging overdraft or insufficient funds fees to a customer without receiving consent from the customer to “opt-in” to the financial institutions overdraft services.
Once fully in effect, we anticipate these rules to reduce our deposit service charge income by approximately $50 million annually.

Demographics
We have two major business groups: Community Banking and National Banking. The effect on our business of continued volatility and weakness in the housing market varies with the state of the economy in the regions in which these business groups operate.
The Community Banking group serves consumers and small to mid-sized businesses by offering a variety of deposit, investment, lending and wealth management products and services. These products and services are provided through a 14-state branch network organized into three internally defined geographic regions: Rocky Mountains and Northwest, Great Lakes, and Northeast. The National Banking group includes those corporate and consumer business units that operate nationally, within and beyond our 14-state branch network, as well as internationally. The specific products and services offered by the Community and National Banking groups are described in Note 3.
Figure 1 shows the geographic diversity of our Community Banking group’s average core deposits, commercial loans and home equity loans.
Figure 1. Community Banking Geographic Diversity

	Geographic Region
	Rocky
Three months ended March 31, 2010	Mountains and
dollars in millions	Northwest	Great Lakes	Northeast	Nonregion (a)	Total

Average deposits (b)	$14,040	$14,509	$13,387	$1,658	$43,594
Percent of total	32.2%	33.3%	30.7%	3.8%	100.0%

Average commercial loans	$5,812	$3,538	$2,711	$2,897	$14,958
Percent of total	38.9%	23.7%	18.0%	19.4%	100.0%

Average home equity loans	$4,413	$2,823	$2,592	$139	$9,967
Percent of total	44.3%	28.3%	26.0%	1.4%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Community Banking regions.

(b)	Excludes certificates of deposit of $100,000 or more and deposits in the foreign office.
Figure 17, which appears later in this report in the “Loans and loans held for sale” section, shows the diversity of our commercial real estate lending business based on industry type and location. The homebuilder loan portfolio within the National Banking group has been adversely affected by the downturn in the U.S. housing market. Deteriorating market conditions in the residential properties segment of the commercial real estate construction portfolio, principally in Florida and southern California, caused nonperforming loans and net charge-offs to increase significantly since mid-2007. As previously reported we have ceased all new lending to homebuilders and we have reduced outstanding balances in the residential properties segment of the commercial real estate construction loan portfolio by $2.5 billion, or 72%, to $978 million. Additional information about loan sales is included in the “Credit risk management” section.
Deterioration in the commercial real estate portfolio continued into the first quarter of 2010 albeit at a slower pace than experienced in the fourth quarter of 2009. Deterioration was concentrated in the nonowner-occupied properties segment. Elevated vacancy rates, reduced cash flows and reduced real estate values that may have not yet bottomed continue to adversely affect commercial real estate on a national basis due to weak economic conditions. Delinquencies, nonperforming loans and charge-offs remain high but are declining from the fourth quarter of 2009 results.
Results for the National Banking group have also been affected adversely by increasing credit costs and volatility in the capital markets, which have led to declines in the market values of assets under management and the market values at which we record certain assets (primarily commercial real estate loans and securities held for sale or trading).
During the first quarter of 2009, we determined that the estimated fair value of the National Banking reporting unit was less than the carrying amount. As a result, we recorded an after-tax noncash accounting charge of $187 million. As a result of this charge and a similar after-tax charge of $420 million recorded during the fourth quarter of 2008, we have written off all of the goodwill that had been assigned to our National Banking reporting unit.
Critical accounting policies and estimates
Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical: not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) on page 79 of our 2009 Annual Report to Shareholders should be reviewed for a greater understanding of how we record and report our financial performance.
In our opinion, some accounting policies are more likely than others to have a critical effect on our financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance, or require us to exercise judgment and to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may prove to be inaccurate, or we may find it necessary to change them.
We rely heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears on pages 19 through 21 of our 2009 Annual Report to Shareholders.
At March 31, 2010, $20.2 billion, or 22%, of our total assets were measured at fair value on a recurring basis. Approximately 93% of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At March 31, 2010, $2.0 billion, or 2%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.
At March 31, 2010, $818 million, or 1%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 5% of these assets were classified as Level 1 or Level 2. At March 31, 2010, there were no liabilities measured at fair value on a nonrecurring basis.
In addition, with the consolidation of the education lending securitization trusts on January 1, 2010, we included fair value of assets and liabilities of $2.8 billion, respectively at March 31, 2010.
During the first three months of 2010, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.
Highlights of Our Performance
Financial performance
For the first quarter of 2010, we announced a first quarter net loss from continuing operations attributable to Key common shareholders of $98 million, or $.11 per common share. These results compare to a net loss from continuing operations attributable to Key common shareholders of $507 million, or $1.03 per common share, for the first quarter of 2009. The first quarter of 2009 was negatively impacted by an $847 ($529 million after-tax) million loan loss provision and a $196 million ($164 million after-tax) intangible assets impairment charge.
A stronger net interest margin combined with a lower provision for loan losses and continued expense control resulted in a narrowing of our first-quarter loss when compared to both the fourth quarter of 2009 and the year ago quarter.
Net interest margin increased by 15 and 40 basis points from the fourth quarter 2009 and the year ago quarter, respectively, to 3.19% due to lower funding costs and improved yields on loans.

Net charge-offs declined by $186 million, and nonperforming loans showed continued improvement, decreasing by $122 million from December 31, 2009, primarily attributable to continued stabilization in the commercial loan portfolio.
Our Tier 1 common equity and Tier 1 risk-based capital ratios remain strong at 7.51% and 12.92%, respectively, and have increased significantly from the first quarter of 2009.
We increased our allowance for loan losses by more than $409 million to $2.4 billion from the year ago quarter. At March 31, 2010, our allowance represented 4.34% of total loans compared to 2.88% at March 31, 2009 and 117% of nonperforming loans at the end of the first quarter of 2010 compared to 116% at the end of the year ago quarter. One of our primary areas of focus has been to reduce our exposure to the higher risk segments of our commercial real estate portfolio through loan restructuring, refinancing, discounted pay-offs and liquidations. Further information pertaining to our progress in reducing our commercial real estate exposure and our exit loan portfolio is presented in the section entitled “Credit risk management.”
Additionally, we made significant progress on strengthening our liquidity and funding positions. Our consolidated loan to deposit ratio was 93% for the first quarter 2010 compared to 115% for the first quarter of 2009. This improvement was accomplished by growing deposits, reducing our reliance on wholesale funding, exiting nonrelationship businesses and increasing the portion of our earning assets invested in highly liquid securities. During the first quarter of 2010, we originated approximately $5.3 billion in new or renewed lending commitments and our average domestic deposits grew by approximately $600 million, compared to the year ago quarter.
During the first quarter of 2010, we continued our investment in our Community Banking 14-state branch network by opening eight new branches, with an additional 32 branches slated to be opened during the remainder of 2010, and we have completed 160 branch renovations over the past two years. Further, during 2010, we increased our “business intensive” branches from 157 to 225. These branches are staffed to serve our small business clients. These investments enable our customers to utilize the full breadth of solutions, expertise, products and services we have to offer.
We continue to improve the efficiency and effectiveness of our organization. Over the past two years, we have reduced our staff by more than 2,600 average full-time equivalent employees and implemented ongoing initiatives that will better align our cost structure with our relationship-focused business strategies. We want to ensure that we have effective business models that are sustainable and flexible.
Finally, we remain steadfast in our actions of reducing risk exposure, concentrating on core relationship businesses, and maintaining strong capital, liquidity and reserve levels as we emerge from this extraordinary credit cycle as a strong, competitive company.
Figure 2 shows our continuing and discontinued operating results for the current, past and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 4.

Figure 2. Results of Operations

	Three months ended
dollars in millions, except per share amounts	3-31-10	12-31-09	3-31-09

SUMMARY OF OPERATIONS

Income (loss) from continuing operations attributable to Key	$(57)	$(217)	$(459)

Income (loss) from discontinued operations, net of taxes (a)	2	(7)	(29)

Net income (loss) attributable to Key	$(55)	$(224)	$(488)

Income (loss) from continuing operations attributable to Key	$(57)	$(217)	$(459)

Less: Dividends on Series A Preferred Stock	6	5	12

Cash dividends on Series B Preferred Stock	31	31	32

Amortization of discount on Series B Preferred Stock	4	5	4

Income (loss) from continuing operations attributable to Key common shareholders	(98)	(258)	(507)

Income (loss) from discontinued operations, net of taxes (a)	2	(7)	(29)

Net income (loss) attributable to Key common shareholders	$(96)	$(265)	$(536)

PER COMMON SHARE — ASSUMING DILUTION

Income (loss) from continuing operations attributable to Key common shareholders	$(.11)	$(.30)	$(1.03)

Income (loss) from discontinued operations, net of taxes (a)	—	(.01)	(.06)

Net income (loss) attributable to Key common shareholders (b)	$(.11)	$(.30)	$(1.09)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. We have accounted for these businesses as discontinued operations. Included in the loss from discontinued operations for the three-month period ended March 31, 2009, is a $23 million after- tax, or $.05 per common share, charge for intangible assets impairment related to Austin Capital Management.

(b)	Earnings per share may not foot due to rounding.
Significant items that make it difficult to compare our financial performance over the time periods presented are shown in Figure 3.
Figure 3. Significant Items Affecting the Comparability of Earnings

	Three months ended			Three months ended			Three months ended
	March 31, 2010			December 31, 2009			March 31, 2009
	Pre-tax	After-tax	Impact	Pre-tax	After-tax	Impact	Pre-tax		After-tax		Impact
in millions, except per share amounts	Amount	Amount	on EPS	Amount	Amount	on EPS	Amount		Amount		on EPS

Credits related to IRS audits and leveraged lease tax litigation	—	—	—	—	$106	$.12	—		—		—

Net gains (losses) from principal investing (a)	$21	$13	$.02	$44	28	.03	$(63)		$(39)		$(.08)
Realized and unrealized gains (losses) on loan and securities portfolios held for sale or trading	(11)	(7)	(.01)	(92)	(58)	(.07)	—		—		—
Provision for loan losses less (in excess of) net charge-offs	109	68	.08	(48)	(31)	(.04)	(387)		(242)		(.49)
(Provision) credit for losses on lending-related commitments	2	1	—	(27)	(17)	(.02)	—		—		—
Noncash charge for intangible assets impairment	—	—	—	—	—	—	(196	)(b)	(164)	(b)	(.33)	(b)
Gain from sale/redemption of Visa Inc. shares	—	—	—	—	—	—	105		65		.13

(a)	Excludes principal investing results attributable to noncontrolling interests.

(b)	Excludes a $27 million ($23 million after-tax, or $.05 per common share) charge for intangible assets impairment related to the discontinued operations of Austin.

Figure 4. Selected Financial Data

	2010	2009 Quarters
dollars in millions, except per share amounts	First	Fourth	Third	Second	First

FOR THE PERIOD
Interest income	$892	$933	$940	$945	$977
Interest expense	267	303	348	376	388
Net interest income	625	630	592	569	589
Provision for loan losses	413	756	733	823	847
Noninterest income	450	469	382	706	478
Noninterest expense	785	871	901	855	927
Income (loss) from continuing operations before income taxes	(123)	(528)	(660)	(403)	(707)
Income (loss) from continuing operations attributable to Key	(57)	(217)	(381)	(230)	(459)
Income (loss) from discontinued operations, net of taxes (a)	2	(7)	(16)	4	(29)
Net income (loss) attributable to Key	(55)	(224)	(397)	(226)	(488)

Income (loss) from continuing operations attributable to Key common shareholders	(98)	(258)	(422)	(394)	(507)
Income (loss) from discontinued operations, net of taxes (a)	2	(7)	(16)	4	(29)
Net income (loss) attributable to Key common shareholders	(96)	(265)	(438)	(390)	(536)

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$(.11)	$(.30)	$(.50)	$(.68)	$(1.03)
Income (loss) from discontinued operations, net of taxes (a)	___	(.01)	(.02)	.01	(.06)
Net income (loss) attributable to Key common shareholders	(.11)	(.30)	(.52)	(.68)	(1.09)

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	(.11)	(.30)	(.50)	(.68)	(1.03)
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	___	(.01)	(.02)	.01	(.06)
Net income (loss) attributable to Key common shareholders — assuming dilution	(.11)	(.30)	(.52)	(.68)	(1.09)

Cash dividends paid	.01	.01	.01	.01	.0625
Book value at period end	9.01	9.04	9.39	10.21	13.82
Tangible book value at period end	7.91	7.94	8.29	8.93	11.76
Market price:
High	8.19	6.85	7.07	9.82	9.35
Low	5.55	5.29	4.40	4.40	4.83
Close	7.75	5.55	6.50	5.24	7.87
Weighted-average common shares outstanding (000)	874,386	873,268	839,906	576,883	492,813
Weighted-average common shares and potential common shares outstanding (000)	874,386	873,268	839,906	576,883	492,813

AT PERIOD END
Loans	$55,913	$58,770	$62,193	$67,167	$70,003
Earning assets	79,948	80,318	84,173	85,649	84,722
Total assets	95,303	93,287	96,989	97,792	97,834
Deposits	65,149	65,571	67,259	67,780	65,877
Long-term debt	11,177	11,558	12,865	13,462	14,978
Key common shareholders’ equity	7,916	7,942	8,253	8,138	6,892
Key shareholders’ equity	10,641	10,663	10,970	10,851	9,968

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	(.26)%	(.94)%	(1.62)%	(.96)%	(1.87)%
Return on average common equity	(4.95)	(12.60)	(20.30)	(15.54)	(28.26)
Net interest margin (TE)	3.19	3.04	2.80	2.70	2.79

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	(.23)%	(.93)%	(1.62)%	(.90)%	(1.91)%
Return on average common equity	(4.85)	(12.94)	(21.07)	(15.32)	(29.87)
Net interest margin (TE)	3.13	3.00	2.79	2.67	2.77

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.17%	11.43%	11.31%	11.10%	10.19%
Tangible Key shareholders’ equity to tangible assets	10.26	10.50	10.41	10.16	9.23
Tangible common equity to tangible assets	7.37	7.56	7.58	7.35	6.06
Tier 1 common equity	7.51	7.50	7.64	7.36	5.62
Tier 1 risk-based capital	12.92	12.75	12.61	12.57	11.22
Total risk-based capital	17.07	16.95	16.65	16.67	15.18
Leverage	11.60	11.72	12.07	12.26	11.19

TRUST AND BROKERAGE ASSETS
Assets under management	$66,186	$66,939	$66,145	$63,382	$60,164
Nonmanaged and brokerage assets	19,201	27,190	25,883	23,261	21,786

OTHER DATA
Average full-time-equivalent employees	15,772	15,973	16,436	16,937	17,468
Branches	1,014	1,007	1,003	993	989

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers.

Figure 5 presents certain earnings data and performance ratios, excluding (credits) charges related to intangible assets impairment and the tax treatment of certain leveraged lease financing transactions disallowed by the IRS. We believe that eliminating the effects of significant items that are generally nonrecurring assists in analyzing our results by presenting them on a more comparable basis.
During the fourth quarter of 2009, we recorded an after-tax credit of $80 million, or $.09 per common share, representing a final adjustment related to the resolution of certain lease financing tax issues. In the prior quarter, we recorded an after-tax charge of $28 million, or $.03 per common share, to write off intangible assets, other than goodwill, associated with actions taken to cease conducting business in certain equipment leasing markets. In the first quarter of 2009, we recorded an after-tax charge of $164 million, or $.33 per common share, for the impairment of intangible assets related to the National Banking reporting unit. We have now written off all of the goodwill that had been assigned to our National Banking reporting unit.
Figure 5 also shows certain financial measures related to “tangible common equity” and “Tier 1 common equity.” The tangible common equity ratio has been a focus of some investors. We believe this ratio may assist investors in analyzing our capital position without regard to the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since the SCAP in early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 capital known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 capital, this focus on Tier 1 common equity is consistent with existing capital adequacy guidelines.
Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations; this measure is considered to be a non-GAAP financial measure. Since analysts and banking regulators may assess our capital adequacy using tangible common equity and Tier 1 common equity, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 5 also reconciles the GAAP performance measures to the corresponding non-GAAP measures.
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 5. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions, except per share amounts	3-31-10		12-31-09		3-31-09

NET INCOME (LOSS)
Net income (loss) attributable to Key (GAAP)	$(55)		$(224)		$(488)
Charges (credits) related to intangible assets impairment, after tax	—		—		164
Charges (credits) related to leveraged lease tax litigation, after tax	—		(80)		—

Net income (loss) attributable to Key, excluding charges (credits) related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	$(55)		$(304)		$(324)

Preferred dividends and amortization of discount on preferred stock	41		$41		$48

Net income (loss) attributable to Key common shareholders (GAAP)	$(96)		$(265)		$(536)
Net income (loss) attributable to Key common shareholders, excluding charges (credits) related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	(96)		(345)		(372)

PER COMMON SHARE
Net income (loss) attributable to Key common shareholders — assuming dilution (GAAP)	$(.11)		$(.30)		$(1.09)
Net income (loss) attributable to Key common shareholders, excluding charges (credits) related to intangible assets impairment and leveraged lease tax litigation — assuming dilution (non-GAAP)	(.11)		(.39)		(.76)

PERFORMANCE RATIOS FROM CONSOLIDATED OPERATIONS
Return on average total assets: (a)
Average total assets	$95,578		$95,975		$103,815
Return on average total assets (GAAP)	(.23	) %	(.93	) %	(1.91	) %
Return on average total assets, excluding charges (credits) related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	(.23)		(1.26)		(1.27)

Return on average common equity: (a)
Average common equity	$8,024		$8,125		$7,277
Return on average common equity (GAAP)	(4.85	) %	(12.94	) %	(29.87	) %
Return on average common equity, excluding charges (credits) related to intangible assets impairment and leveraged lease tax litigation (non-GAAP)	(4.85)		(16.85)		(20.73)

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS
Key shareholders’ equity (GAAP)	$10,641		$10,663		$9,968
Less: Intangible assets	963		967		1,029	(d)
Preferred Stock, Series B	2,434		2,430		2,418
Preferred Stock, Series A	291		291		658

Tangible common equity (non-GAAP)	$6,953		$6,975		$5,863

Total assets (GAAP)	$95,303		$93,287		$97,834
Less: Intangible assets	963		967		1,029	(d)

Tangible assets (non-GAAP)	$94,340		$92,320		$96,805

Tangible common equity to tangible assets ratio (non-GAAP)	7.37%		7.56%		6.06%

TIER 1 COMMON EQUITY
Key shareholders’ equity (GAAP)	$10,641		$10,663		$9,968
Qualifying capital securities	1,791		1,791		2,582
Less: Goodwill	917		917		917
Accumulated other comprehensive income (loss) (b)	(25)		(48)		111
Other assets (c)	767		632		184

Total Tier 1 capital (regulatory)	10,773		10,953		11,338
Less: Qualifying capital securities	1,791		1,791		2,582
Preferred Stock, Series B	2,434		2,430		2,418
Preferred Stock, Series A	291		291		658

Total Tier 1 common equity (non-GAAP)	$6,257		$6,441		$5,680

Net risk-weighted assets (regulatory) (c)	$83,362		$85,881		$101,077

Tier 1 common equity ratio (non-GAAP)	7.51%		7.50%		5.62%

(a)	Income statement amount has been annualized in calculation of percentage.

(b)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(c)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed deferred tax assets of $651 million at March 31, 2010, and $514 million at December 31, 2009, disallowed intangible assets (excluding goodwill), and deductible portions of nonfinancial equity investments.

(d)	Includes $2 million of other intangible assets classified as “discontinued assets” on the balance sheet.

Strategic developments
We initiated the following actions during 2009 and 2010 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading.

♦	We established long-term benchmark metrics for success for our loan to deposit ratio, net charge-offs to average loans, net interest margin, noninterest income to total revenue ratio, return on average assets and our efficiency/expense control initiative during the first quarter of 2010.

♦	During the first quarter of 2010 we have opened eight new branches and during 2009, we opened 38 new branches in eight markets, and we have completed renovations on 160 branches over the past two years.

♦	During 2009, we settled all outstanding federal income tax issues with the IRS for the tax years 1997-2006, including all outstanding leveraged lease tax issues for all open tax years.

♦	During the third quarter of 2009, we decided to exit the government-guaranteed education lending business, following earlier actions taken in the third quarter of 2008 to cease private student lending. As a result of this decision, we have accounted for the education lending business as a discontinued operation. Additionally, we ceased conducting business in both the commercial vehicle and office equipment leasing markets.

♦	During the second quarter of 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of this decision, we have accounted for this business as a discontinued operation.

Line of Business Results
This section summarizes the financial performance and related strategic developments of our two major business groups, Community Banking and National Banking. During the first quarter of 2010, we re-aligned our reporting structure for our business groups. Previously, Consumer Finance consisted mainly of portfolios which were identified as exit or run-off portfolios and were included in our National Banking segment. Effective for all periods presented, we are reflecting the results of these exit portfolios in Other Segments. The automobile dealer floor plan business, previously included in Consumer Finance, has been re-aligned with the Commercial Banking line of business within the Community Banking segment. In addition, other previously identified exit portfolios included in the National Banking segment, including $309 million of homebuilder loans from the Real Estate Capital line of business and $2.685 billion of commercial leases from the Equipment Finance line of business, have been moved to Other Segments. Note 3 (“Line of Business Results”) describes the products and services offered by each of these business groups, provides more detailed financial information pertaining to the groups and their respective lines of business, and explains “Other Segments” and “Reconciling Items.”
Figure 6 summarizes the contribution made by each major business group to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month periods ended March 31, 2010 and 2009.
Figure 6. Major Business Groups — Taxable-Equivalent Revenue from Continuing
Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended March 31,		Change
dollars in millions	2010	2009	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Community Banking	$599	$612	$(13)	(2.1	) %
National Banking (a)	376	423	(47)	(11.1)
Other Segments	96	(39)	135	N/M

Total Segments	1,071	996	75	7.5
Reconciling Items (b)	11	77	(66)	(85.7)

Total	$1,082	$1,073	$9	.8%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Community Banking	$5	$12	$(7)	(58.3	) %
National Banking (a)	(33)	(394)	361	91.6
Other Segments	(46)	(162)	116	71.6

Total Segments	(74)	(544)	470	86.4
Reconciling Items (b)	19	56	(37)	(66.1)

Total	$(55)	$(488)	$433	88.7%

(a)	National Banking’s results for the first quarter of 2009 include a $196 million ($164 million after tax) noncash charge for intangible assets impairment.

(b)	Reconciling Items for the first quarter of 2009 include a $105 million ($65 million after tax) gain from the sale of our remaining equity interest in Visa Inc.

Community Banking summary of operations
As shown in Figure 7, Community Banking recorded net income attributable to Key of $5 million for the first quarter of 2010, compared to net income attributable to Key of $12 million for the year-ago quarter. Decreases in net interest income and noninterest income caused the decline.
Taxable-equivalent net interest income declined by $11 million, or 3%, from the first quarter of 2009, due to a reduction in average earning assets which declined by $4 billion or 11%, from the year-ago quarter. Average deposits declined slightly from the first quarter of 2009. The mix of deposits has changed reflecting strong growth in noninterest-bearing deposits and negotiable order of withdrawal (“NOW”) accounts, as higher-costing certificates of deposit originated in prior years mature and reprice to current market rates.
Noninterest income decreased by $2 million, or 1%, from the year-ago quarter, due to lower service charges on deposits and an increase in the reserve for credit losses from client derivatives. These factors were partially offset by higher income from trust and investment services, letter of credit fees and electronic banking fees. Assets under management have increased 29% from the same period one year ago.
The provision for loan losses increased slightly compared to the first quarter of 2009. Community Banking’s provision for loan losses for the first quarter of 2010 exceeded its net loan charge-offs by $26 million as consumer and business clients continue to experience lingering effects from the economic downturn and elevated unemployment levels.
Noninterest expense remained flat from the year-ago quarter. Lower personnel costs, marketing, office supplies and printing, and a reduction in the provision for losses on lending-related commitments were offset by increases in FDIC deposit insurance, occupancy cost, and various other expense categories.
Figure 7. Community Banking

	Three months ended March 31,		Change
dollars in millions	2010	2009	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$412	$423	$(11)	(2.6	) %
Noninterest income	187	189	(2)	(1.1)

Total revenue (TE)	599	612	(13)	(2.1)
Provision for loan losses	142	141	1	.7
Noninterest expense	468	468	—	—

Income (loss) before income taxes (TE)	(11)	3	(14)	N/M
Allocated income taxes and TE adjustments	(16)	(9)	(7)	(77.8)

Net income (loss) attributable to Key	$5	$12	$(7)	(58.3	) %

AVERAGE BALANCES
Loans and leases	$27,769	$31,275	$(3,506)	(11.2	) %
Total assets	30,873	34,171	(3,298)	(9.7)
Deposits	51,459	51,655	(196)	(.4)

Assets under management at period end	$18,248	$14,205	$4,043	28.5%

ADDITIONAL COMMUNITY BANKING DATA
	Three months ended March 31,		Change
dollars in millions	2010	2009	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$18,650	$17,376	$1,274	7.3%
Savings deposits	1,814	1,721	93	5.4
Certificates of deposits ($100,000 or more)	7,363	8,491	(1,128)	(13.3)
Other time deposits	12,559	14,723	(2,164)	(14.7)
Deposits in foreign office	502	714	(212)	(29.7)
Noninterest-bearing deposits	10,571	8,630	1,941	22.5

Total deposits	$51,459	$51,655	$(196)	(.4	) %

HOME EQUITY LOANS
Average balance	$9,967	$10,277
Weighted-average loan-to-value ratio (at date of origination)	70%	70%
Percent first lien positions	53	53

OTHER DATA
Branches	1,014	989
Automated teller machines	1,501	1,479

National Banking summary of operations
As shown in Figure 8, National Banking recorded a net loss attributable to Key of $33 million for the first quarter of 2010, compared to a $394 million net loss attributable to Key for the same period one year ago. During the first quarter of 2009, results were adversely affected by an intangible assets impairment charge of $196 million ($164 million after tax). Also contributing to the improvement in the first quarter of 2010 was a substantial decrease in the provision for loan losses, partially offset by lower net interest income and noninterest income.
Taxable-equivalent net interest income decreased by $27 million, or 12%, from the first quarter of 2009, primarily due to lower earning assets, partially offset by improved earning asset spreads. Average earning assets decreased by $8 billion, or 24%, from the year-ago quarter, reflecting reductions in the commercial and held-for-sale portfolios.
Noninterest income declined by $20 million, or 10%, from the first quarter of 2009. Dealer trading and derivatives income decreased $26 million, primarily due to an increase in the reserve for credit losses from client derivatives of $21 million. Operating lease revenue was also $8 million lower than the first quarter of 2009.
The provision for loan losses in the first quarter of 2010 was $161 million compared to $511 million for the same period one year ago. For the second quarter in a row, National Banking experienced an improvement in nonperforming assets.
Excluding the intangible assets impairment charge in the first quarter of 2009, noninterest expense increased by $38 million, or 16%, from the first quarter of 2009, caused primarily by higher costs associated with OREO.

Figure 8. National Banking

	Three months ended March 31,		Change
dollars in millions	2010	2009	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$197	$224	$(27)	(12.1	) %
Noninterest income	179	199	(20)	(10.1)

Total revenue (TE)	376	423	(47)	(11.1)
Provision for loan losses	161	511	(350)	(68.5)
Noninterest expense	270	428 (a)	(158)	(36.9)

Income (loss) before income taxes (TE)	(55)	(516)	461	89.3
Allocated income taxes and TE adjustments	(22)	(121)	99	81.8

Net income (loss)	(33)	(395)	362	91.6
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	1	N/M

Net income (loss) attributable to Key	$(33)	$(394)	$361	91.6

AVERAGE BALANCES
Loans and leases	$22,440	$29,697	$(7,257)	(24.4	) %
Loans held for sale	240	482	(242)	(50.2)
Total assets	26,269	37,208	(10,939)	(29.4)
Deposits	12,398	11,945	453	3.8

Assets under management at period end	$47,938	$45,959	$1,979	4.3%

(a)	National Banking’s results for the first quarter of 2009 include a $196 million ($164 million after tax) noncash charge for intangible assets impairment.
Other Segments
Other Segments consist of Corporate Treasury, our Principal Investing unit and various exit portfolios which were previously included within the National Banking segment. These exit portfolios were moved to Other Segments during the first quarter of 2010. Prior periods have been adjusted to conform with the current reporting of the financial information for each segment. Other Segments generated a net loss attributable to Key of $46 million for the first quarter of 2010, compared to a net loss attributable to Key of $162 million for the same period last year. These results reflect net gains from principal investing attributable to Key of $21 million during the current quarter, compared to net losses of $63 million in the year-ago quarter as well as a reduction in the loan loss provision for the exit portfolios.

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
Figure 9 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets.
Taxable-equivalent net interest income for the first quarter of 2010 was $632 million, and the net interest margin was 3.19%. These results compare to taxable-equivalent net interest income of $595 million and a net interest margin of 2.79% for the first quarter of 2009. During the past year we have experienced an improvement in the mix of deposits, resulting in a lower level of higher costing certificates of deposit and an increase in lower costing transaction accounts. We expect this change in funding mix to continue as maturing higher costing certificates of deposit are repriced to current market rates. Additionally, despite the decline in loan balances due to soft consumer demand for credit and continued deleveraging by businesses, we experienced improved spreads on loan renewals. This repricing and changing the mix of deposits should continue to benefit our net interest margin for the remaining quarters of 2010. Funding costs were also reduced by maturities of long-term debt and the 2009 exchanges of retail trust preferred securities for Key common shares.
Compared to the fourth quarter of 2009, taxable-equivalent net interest income decreased by $5 million, and the net interest margin rose by 15 basis points. The increase in the net interest margin resulting from the improved funding mix was mostly offset by the lower day count and reduced average earning assets in the first quarter of 2010 compared to the fourth quarter of 2009.
Additionally, nonperforming assets continue to depress the net interest margin by approximately 7 to 11 basis points.
Average earning assets for the first quarter of 2010 totaled $79.8 billion, which was $5.9 billion, or 7%, lower than the first quarter of 2009. This reduction reflects a $14.3 billion decrease in loans caused by soft demand for both consumer and commercial credit due to the uncertain economic environment and the run-off in our exit portfolios and net charge-offs. The decline in loans was partially offset by increases of $8.2 billion in securities available for sale and $.4 billion in our short-term investments due to our emphasis on building liquidity.

Since January 1, 2009, the size and composition of our loan portfolios have been affected by the following actions:

♦	During the first quarter of 2010, we sold $505 million in total loans, excluding $333 million of education loans that relate to our discontinued operations of the education lending business. The largest portion of loans sold, $328 million, were residential real estate loans.

♦	In the fourth quarter of 2009, we transferred loans with a fair value of $82 million from held-for-sale status to the held-to-maturity portfolio as a result of current market conditions and our related plans to restructure the terms of these loans.

♦	In late September 2009, we transferred $193 million of loans ($248 million, net of $55 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in conjunction with additional actions taken to reduce our exposure in the commercial real estate and institutional portfolios through the sale of selected assets. Most of these loans were sold during October 2009.

♦	We sold $1.3 billion of commercial real estate loans during 2009. Since some of these loans have been sold with limited recourse (i.e., there is a risk that we will be held accountable for certain events or representations made in the sales agreements), we established and have maintained a loss reserve in an amount that we believe is appropriate. More information about the related recourse agreement is provided in Note 13 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.” In late March 2009, we transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines for the classification of loans that have reached a completed status. Additional information about the status of this process is included in the section entitled “Loans and loans held for sale” under the heading “Commercial real estate loans.”

♦	In late September 2009, we decided to exit the government-guaranteed education lending business and have applied discontinued operations accounting to the education lending business for all periods presented in this report. We sold $474 million of education loans (included in “discontinued assets” on the balance sheet) during 2009.

♦	In addition to the sales of commercial real estate loans discussed above, we sold other loans totaling $1.8 billion (including $1.5 billion of residential real estate loans) during 2009.

Figure 9. Consolidated Average Balance Sheets, Net Interest Income and
Yields/Rates From Continuing Operations

	First Quarter 2010				Fourth Quarter 2009
	Average			Yield/	Average			Yield/
dollars in millions	Balance	Interest	(a)	Rate (a)	Balance	Interest	(a)	Rate (a)

ASSETS
Loans (b),(c)
Commercial, financial and agricultural	$18,796	$222		4.78%	$19,817	$232		4.63%
Real estate — commercial mortgage	10,430	128		4.98	10,853	132		4.84
Real estate — construction	4,537	45		4.07	5,246	62		4.70
Commercial lease financing	7,195	93		5.19	7,598	97		5.10

Total commercial loans	40,958	488		4.82	43,514	523		4.77
Real estate — residential mortgage	1,803	26		5.65	1,781	26		5.80
Home equity:
Community Banking	9,967	105		4.26	10,101	109		4.28
Other	816	15		7.57	862	16		7.54

Total home equity loans	10,783	120		4.51	10,963	125		4.53
Consumer other — Community Banking	1,162	36		12.63	1,185	32		11.06
Consumer other:
Marine	2,713	42		6.15	2,866	44		6.16
Other	209	4		7.76	224	5		7.81

Total consumer other	2,922	46		6.27	3,090	49		6.28

Total consumer loans	16,670	228		5.51	17,019	232		5.44

Total loans	57,628	716		5.02	60,533	755		4.96
Loans held for sale	390	4		4.43	618	6		3.35
Securities available for sale (b), (f)	16,312	151		3.73	15,937	151		3.82
Held-to-maturity securities (b)	23	1		8.20	24	—		3.34
Trading account assets	1,186	11		3.86	1,315	12		3.72
Short-term investments	2,806	2		.28	3,682	3		.23
Other investments (f)	1,498	14		3.32	1,465	13		3.21

Total earning assets	79,843	899		4.54	83,574	940		4.47
Allowance for loan losses	(2,508)				(2,525)
Accrued income and other assets	11,359				10,785
Discontinued assets — education lending business	6,884				4,141

Total assets	$95,578				$95,975

LIABILITIES
NOW and money market deposit accounts	$24,722	23		.37	$24,910	25		.39
Savings deposits	1,828	—		.06	1,801	1		.06
Certificates of deposit ($100,000 or more) (g)	10,538	88		3.39	11,675	103		3.49
Other time deposits	12,611	100		3.23	13,753	117		3.39
Deposits in foreign office	693	1		.30	711	—		.31

Total interest-bearing deposits	50,392	212		1.71	52,850	246		1.84
Federal funds purchased and securities sold under repurchase agreements	1,790	1		.32	1,657	1		.31
Bank notes and other short-term borrowings	490	3		2.41	418	3		3.03
Long-term debt (g)	7,001	51		3.16	8,092	53		2.91

Total interest-bearing liabilities	59,673	267		1.83	63,017	303		1.94
Noninterest-bearing deposits	14,941				14,655
Accrued expense and other liabilities	3,064				3,097
Discontinued liabilities — education lending business (e)	6,884				4,141

Total liabilities	84,562				84,910

EQUITY
Key shareholders’ equity	10,747				10,843
Noncontrolling interests	269				222

Total equity	11,016				11,065

Total liabilities and equity	$95,578				$95,975

Interest rate spread (TE)				2.71%				2.53%

Net interest income (TE) and net interest margin (TE)		632		3.19%		637		3.04%
TE adjustment (b)		7				7

Net interest income, GAAP basis		$625				$630

Prior to the third quarter of 2009, average balances have not been adjusted to reflect our January 1, 2008, adoption of the applicable accounting guidance related to the offsetting of certain derivative contracts on the consolidated balance sheet.
(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (e) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	In March 2009, we transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines for the classification of loans that have reached a completed status.

(e)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 9. Consolidated Average Balance Sheets, Net Interest Income and
Yields/Rates From Continuing Operations (Continued)

Third Quarter 2009				Second Quarter 2009				First Quarter 2009
Average			Yield/	Average			Yield/	Average				Yield/
Balance	Interest	(a)	Rate (a)	Balance	Interest	(a)	Rate (a)	Balance		Interest	(a)	Rate (a)

$22,098	$255		4.59%	$24,468	$273		4.48%	$26,427		$278		4.26%
11,529	141		4.84	11,892	144		4.83	10,965	(d)	140		5.20
5,834	72		4.86	6,264	76		4.89	7,511	(d)	84		4.54
8,073	88		4.35	8,432	90		4.26	8,790		94		4.28

47,534	556		4.64	51,056	583		4.58	53,693		596		4.50
1,748	25		5.88	1,750	26		5.96	1,776		27		6.00

10,192	111		4.32	10,291	112		4.36	10,277		114		4.49
912	17		7.54	972	18		7.49	1,036		19		7.55

11,104	128		4.58	11,263	130		4.63	11,313		133		4.77
1,189	32		10.48	1,207	31		10.41	1,225		32		10.56

3,017	48		6.26	3,178	49		6.23	3,331		52		6.24
238	4		7.95	256	6		7.96	274		5		7.97

3,255	52		6.38	3,434	55		6.36	3,605		57		6.37

17,296	237		5.46	17,654	242		5.49	17,919		249		5.61

64,830	793		4.86	68,710	825		4.81	71,612		845		4.77
665	7		4.26	635	8		4.92	686		8		4.89
12,154	121		4.00	8,360	89		4.37	8,127		101		5.05
25	1		9.64	25	—		9.75	25		1		9.84
1,074	9		3.49	1,217	13		4.09	1,348		13		3.97
5,243	3		.25	5,195	3		.26	2,450		3		.47
1,459	13		3.26	1,463	13		3.19	1,523		12		2.80

85,450	947		4.40	85,605	951		4.45	85,771		983		4.63
(2,462)				(2,211)				(1,895)
10,142				13,094				15,448
4,091				4,370				4,491

$97,221				$100,858				$103,815

$24,444	29		.49	$24,058	32		.52	$23,957		38		.65
1,799	—		.07	1,806	1		.07	1,744		—		.09
12,771	114		3.55	13,555	124		3.69	12,455		121		3.93
14,749	133		3.57	14,908	139		3.74	14,737		140		3.85
665	1		.31	579	—		.26	1,259		1		.21

54,428	277		2.03	54,906	296		2.15	54,152		300		2.24

1,642	2		.30	1,627	1		.31	1,545		1		.31
1,034	3		1.14	1,821	4		.79	4,405		6		.58
9,183	66		3.07	10,132	75		3.23	10,431		81		3.39

66,287	348		2.10	68,486	376		2.22	70,533		388		2.25
13,604				12,457				11,094
2,055				5,140				7,139
4,091				4,370				4,491

86,037				90,453				93,257

10,961				10,201				10,352
223				204				206

11,184				10,405				10,558

$97,221				$100,858				$103,815

			2.30%				2.23%					2.38%

	599		2.80%		575		2.70%			595		2.79%

	7				6					6

	$592				$569					$589

(f)	Yield is calculated on the basis of amortized cost.

(g)	Rate calculation excludes basis adjustments related to fair value hedges.

Figure 10 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.
Figure 10. Components of Net Interest Income Changes from Continuing
Operations

	From three months ended March 31, 2009
	to three months ended March 31, 2010
	Average	Yield/	Net
in millions	Volume	Rate	Change

INTEREST INCOME
Loans	$(172)	$43	$(129)
Loans held for sale	(3)	(1)	(4)
Securities available for sale	81	(31)	50
Trading account assets	(2)	—	(2)
Short-term investments	—	(1)	(1)
Other investments	—	2	2

Total interest income (TE)	(96)	12	(84)

INTEREST EXPENSE
NOW and money market deposit accounts	1	(16)	(15)
Certificates of deposit ($100,000 or more)	(17)	(16)	(33)
Other time deposits	(19)	(21)	(40)
Deposits in foreign office	(1)	1	—

Total interest-bearing deposits	(36)	(52)	(88)
Bank notes and other short-term borrowings	(9)	6	(3)
Long-term debt	(25)	(5)	(30)

Total interest expense	(70)	(51)	(121)

Net interest income (TE)	$(26)	$63	$37

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Noninterest income
Our noninterest income was $450 million for the first quarter of 2010, compared to $478 million for the year-ago quarter. The decrease reflects a $105 million gain from the sale of Visa Inc. shares during the first quarter of 2009. In addition, operating lease income and gains on leased equipment decreased by $14 million and $18 million, respectively, compared to the first quarter of 2009 due to a lower level of leasing activity. Net gains of $37 million in the first quarter of 2010 from principal investing (including results attributable to noncontrolling interests), compared to net losses of $72 million for the same period last year, partially offset this decline in noninterest income.

Figure 11. Noninterest Income

	Three months ended March 31,		Change
dollars in millions	2010	2009	Amount	Percent

Trust and investment services income	$114	$110	$4	3.6%
Service charges on deposit accounts	76	82	(6)	(7.3)
Operating lease income	47	61	(14)	(23.0)
Letter of credit and loan fees	40	38	2	5.3
Corporate-owned life insurance income	28	27	1	3.7
Net securities gains (losses)	3	(14)	17	N/M
Electronic banking fees	27	24	3	12.5
Gains on leased equipment	8	26	(18)	(69.2)
Insurance income	18	18	—	—
Net gains (losses) from loan sales	4	7	(3)	(42.9)
Net gains (losses) from principal investing	37	(72)	109	N/M
Investment banking and capital markets income (loss)	9	17	(8)	(47.1)
Gain from sale/redemption of Visa Inc. shares	—	105	(105)	(100.0)
Other income:
Credit card fees	3	3	—	—
Miscellaneous income	36	46	(10)	(21.7)

Total other income	39	49	(10)	(20.4)

Total noninterest income	$450	$478	$(28)	(5.9	) %

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.
Trust and investment services income. Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 12. The first quarter of 2010 increase of $4 million, or 4%, is attributable to increases in both institutional and personal asset management income, offset by lower income from brokerage commissions and fees.
Figure 12. Trust and Investment Services Income

	Three months ended March 31,		Change
dollars in millions	2010	2009	Amount	Percent

Brokerage commissions and fee income	$33	$38	$(5)	(13.2	) %
Personal asset management and custody fees	37	33	4	12.1
Institutional asset management and custody fees	44	39	5	12.8

Total trust and investment services income	$114	$110	$4	3.6%

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2010, our bank, trust and registered investment advisory subsidiaries had assets under management of $66.2 billion, compared to $60.2 billion at March 31, 2009. As shown in Figure 13, most of the increase was attributable to market appreciation in the equity portfolio, offset in part by decreases in the money market and securities lending portfolios. The value of the money market portfolio declined because of general economic conditions. The decline in the securities lending portfolio was due in part to increased volatility in the fixed income markets and actions taken to maintain sufficient liquidity within the portfolio. When clients’ securities are lent out, the borrower must provide us with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management. The decrease in the value of our portfolio of hedge funds is attributable in part to our second quarter 2009 decision to wind down the operations of Austin.

Figure 13. Assets Under Management

	2010	2009
in millions	First	Fourth	Third	Second	First

Assets under management by investment type:
Equity	$37,170	$36,720	$35,304	$31,036	$26,508
Securities lending	11,653	11,023	11,575	12,169	12,275
Fixed income	10,270	10,230	9,990	9,745	9,892
Money market	6,396	7,861	7,960	8,437	9,269
Hedge funds (a)	697	1,105	1,316	1,995	2,220

Total	$66,186	$66,939	$66,145	$63,382	$60,164

Proprietary mutual funds included in assets under management:
Money market	$4,426	$5,778	$5,598	$5,789	$6,439
Equity	7,591	7,223	7,260	6,293	5,149
Fixed income	777	775	741	662	674

Total	$12,794	$13,776	$13,599	$12,744	$12,262

(a)	Hedge funds are related to the discontinued operations of Austin.
Service charges on deposit accounts. The 2010 decrease in service charges on deposit accounts is due primarily to lower transaction volume, which generated fewer overdraft fees. Additionally, because of the prevailing low interest rates and unlimited FDIC insurance, our corporate clients have been maintaining larger amounts on deposit, which has the effect of reducing their transaction service charges on their noninterest-bearing deposit accounts.
Operating lease income. The $14 million decrease in our first quarter of 2010 operating lease income in the Equipment Finance line of business is attributable to reduced originations of operating leases due to the related economics. Accordingly, as shown in Figure 15, depreciation expense associated with operating leases also declined.
Net gains (losses) from loan sales. We sell loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio, or to diversify funding sources. During the first quarter of 2010, we recorded $4 million of net gain from loan sales, compared to net gains of $7 million during the year-ago quarter.
Net gains (losses) from principal investing. Principal investments consist of direct and indirect investments in predominantly privately-held companies. Our principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($1.1 billion at March 31, 2010 compared to $1.0 billion at December 31, 2009, and $932 million at March 31, 2009). The net gains (losses) presented in Figure 11 derive from changes in fair values as well as sales of principal investments.
Investment banking and capital markets income (loss). As shown in Figure 14, income from investment banking and capital markets activities decreased from the year-ago quarter. Dealer trading and derivatives income declined by $17 million from the year-ago quarter due largely to a $27 million increase in the provision for losses related to customer derivatives. This decline was offset by a $9 million improvement in income from other investments due to changes in the fair values of certain commercial mortgage-backed securities recorded in the year-ago quarter.

Figure 14. Investment Banking and Capital Markets Income (Loss)

	Three months ended March 31,		Change
dollars in millions	2010	2009	Amount	Percent

Investment banking income (loss)	$16	$11	$5	45.5%
Income (loss) from other investments	1	(8)	9	N/M
Dealer trading and derivatives income (loss)	(16)	1	(17)	N/M
Foreign exchange income (loss)	8	13	(5)	(38.5)

Total investment banking and capital markets income (loss)	$9	$17	$(8)	(47.1)

Noninterest expense
Noninterest expense was $785 million for the first quarter of 2010, compared to $927 million for the same period last year. Noninterest expense for the first quarter of 2009 was adversely affected by an intangible assets impairment charge of $196 million. Excluding this charge, noninterest expense for the current quarter was up $54 million, or 7%, from the year-ago quarter. As shown in Figure 15, personnel expense increased by $3 million while nonpersonnel expense rose by $51 million, reflecting increases of $26 million in costs associated with OREO, including write-downs and losses on sales, and various other expense categories.
Figure 15. Noninterest Expense

	Three months ended March 31,		Change
dollars in millions	2010	2009	Amount	Percent

Personnel	$362	$359	$3	.8%
Net occupancy	66	66	—	—
Operating lease expense	39	50	(11)	(22.0)
Computer processing	47	47	—	—
Professional fees	38	34	4	11.8
FDIC assessment	37	30	7	23.3
OREO expense, net	32	6	26	433.3
Equipment	24	22	2	9.1
Marketing	13	14	(1)	(7.1)
Provision (credit) for losses on lending-related commitments	(2)	—	(2)	N/M
Intangible assets impairment	—	196	(196)	(100.0)
Other expense:
Postage and delivery	7	8	(1)	(12.5)
Franchise and business taxes	7	9	(2)	(22.2)
Telecommunications	6	7	(1)	(14.3)
Miscellaneous expense	109	79	30	38.0

Total other expense	129	103	26	25.2

Total noninterest expense	$785	$927	$(142)	(15.3)%

Average full-time equivalent employees (a)	15,772	17,468	(1,696)	(9.7)%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.
The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.
Personnel. As shown in Figure 16, personnel expense, the largest category of our noninterest expense, increased by $3 million, or .8%, from the first quarter of 2009. The increase was due primarily to a rise in stock-based compensation and higher accruals for incentive compensation. The increases were offset in part by lower costs associated with salaries, employee benefits and severance, resulting from a 10% reduction in the number of average full-time equivalent employees. As previously reported, we amended our pension plans to freeze all benefit accruals as of December 2009. For more information related to our pension plans, see Note 11 (“Employee Benefits”).

Figure 16. Personnel Expense

	Three months ended March 31,		Change
dollars in millions	2010	2009	Amount	Percent

Salaries	$222	$223	$(1)	(.4)%
Incentive compensation	47	36	11	30.6
Employee benefits	74	83	(9)	(10.8)
Stock-based compensation	14	9	5	55.6
Severance	5	8	(3)	(37.5)

Total personnel expense	$362	$359	$3	.8%

Intangible assets impairment. During the first quarter of 2009, we determined that the estimated fair value of our National Banking reporting unit was less than the carrying amount. As a result, we recorded a noncash accounting charge of $223 million, $27 million of which relates to the discontinued operations of Austin. With this charge, we have written off all of the goodwill that had been assigned to our National Banking reporting unit.
Operating lease expense. The decrease in operating lease expense compared to the year-ago quarter is attributable to a lower volume of activity in the Equipment Finance line of business. Income related to the rental of leased equipment is presented in Figure 11 as “operating lease income.”
Professional fees. The increase in professional fees compared to the first three months of 2009 is due to increased collection efforts on loans, business services and other corporate initiatives.
Corporate-wide efficiency initiative. In late 2008, we began a corporate-wide initiative designed to build a consistently superior experience for our clients, simplify processes, improve speed to market, and enhance our ability to seize growth and profit opportunities. As of March 31, 2010, we have implemented $191 million of the targeted run-rate savings toward our goal of achieving $300 million to $375 million by the end of 2012. Over the past two years, we have been exiting certain noncore businesses, such as retail marine and education lending, and in February 2009, we completed the implementation of new teller platform technology throughout our branches. As a result of these and other efforts, over the last two years, we have reduced our workforce by more than 2,600 average full-time equivalent employees.
Income taxes
We recorded a tax benefit from continuing operations of $82 million for the first quarter 2010, compared to $347 million for fourth quarter 2009 and $238 million for first quarter 2009.
The tax benefit recorded is largely attributable to the continuation of an uncertain economic environment. During the first quarter of 2009, our results from continuing operations included a $196 million charge for the impairment of intangible assets, of which $110 million is not deductible for tax purposes.
In the ordinary course of business, we enter into certain types of lease financing transactions that result in tax deductions. The IRS has completed audits of our income tax returns for a number of prior years and has disallowed the tax deductions taken in connection with these transactions. We have settled all leveraged lease financing tax issues with the IRS without incurring any additional tax or interest liability. During the fourth quarter of 2009, we recorded a $106 million credit to income taxes, due primarily to the settlement of IRS audits for the tax years 1997-2006. This credit included a final adjustment of $80 million related to the resolution of certain lease financing tax issues.
Our federal tax (benefit) expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves.
Additional information pertaining to the contested lease financing transactions, the related charges and the settlement, as well as how our tax (benefit) expense and the resulting effective tax rates were derived are included in Note 18 (“Income Taxes”) on page 117 of our 2009 Annual Report to Shareholders.

Financial Condition
Loans and loans held for sale
At March 31, 2010, total loans outstanding from continuing operations were $55.9 billion, compared to $58.8 billion at December 31, 2009 and $70.0 billion at March 31, 2009. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at March 31, 2010, December 31, 2009, and March 31, 2009, totaled $6.0 billion, $3.5 billion, and $3.7 billion, respectively. The decrease in our loans from continuing operations over the past twelve months reflects reductions in most of our portfolios, with the largest decline experienced in the commercial portfolio. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 81 of our 2009 Annual Report to Shareholders.
Commercial loan portfolio
Commercial loans outstanding decreased by $12.8 billion, or 24%, since March 31, 2009, as a result of continued soft demand for credit due to the uncertain economic conditions, paydowns on our portfolios as commercial clients continue to de-leverage, net charge-offs and the run-off in our exit loan portfolio.
Commercial real estate loans. Commercial real estate loans for both our owner and nonowner-occupied properties constitute one of the largest segments of our commercial loan portfolio. At March 31, 2010, our commercial real estate portfolio included mortgage loans of $10.5 billion and construction loans of $4.0 billion. The average mortgage loan originated during the first quarter of 2010 was $3 million, and our largest mortgage loan at March 31, 2010, had a balance of $123 million. At March 31, 2010, our average construction loan commitment was $4 million. Our largest construction loan commitment was $65 million, $57 million of which was outstanding.
Our commercial real estate lending business is conducted through two primary sources: our 14-state banking franchise, and Real Estate Capital and Corporate Banking Services, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals exclusively with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 61% of our average commercial real estate loans during the first quarter of 2010. Our commercial real estate business generally focuses on larger real estate developers and, as shown in Figure 17, is diversified by both industry type and geographic location of the underlying collateral. Figure 17 includes commercial mortgage and construction loans in both the Community Banking and National Banking groups.

Figure 17. Commercial Real Estate Loans

March 31, 2010	Geographic Region							Percent of	Commercial
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Total	Total	Mortgage	Construction

Nonowner-occupied:
Retail properties	$242	$606	$248	$678	$325	$405	$2,504	17.3%	$1,519	$985
Multifamily properties	340	556	415	249	508	374	2,442	16.9	1,565	877
Office buildings	317	124	115	155	238	370	1,319	9.1	955	364
Health facilities	234	132	40	257	223	334	1,220	8.4	1,131	89
Residential properties	205	206	70	92	162	203	938	6.5	175	763
Other	137	190	3	65	23	106	524	3.6	446	78
Warehouses	106	111	—	62	67	160	506	3.5	423	83
Land and development	106	93	33	42	63	62	399	2.8	132	267
Hotels/Motels	55	155	—	22	48	57	337	2.3	260	77
Manufacturing facilities	13	—	—	12	2	11	38	.3	28	10

Total nonowner-occupied	1,755	2,173	924	1,634	1,659	2,082	10,227	70.7	6,634	3,593
Owner-occupied	908	177	69	974	397	1,705	4,230	29.3	3,833	397

Total	$2,663	$2,350	$993	$2,608	$2,056	$3,787	$14,457	100.0%	$10,467	$3,990

Nonowner-occupied:
Nonperforming loans	$155	$286	$185	$68	$169	$147	$1,010	N/M	$419	$591
Accruing loans past due 90 days or more	32	25	58	16	25	71	227	N/M	120	107
Accruing loans past due 30 through 89 days	18	14	13	44	26	26	141	N/M	87	54

Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C. and West Virginia
Southwest –	Arizona, Nevada and New Mexico
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
In the first quarter of 2010, nonperforming loans related to our nonowner-occupied properties have decreased by $78 million. As previously reported, we undertook a process to reduce our exposure in the residential properties segment of our construction loan portfolio through the sale of certain loans by ceasing lending to homebuilders and the transfer of a net $384 million of commercial real estate loans from the held-to-maturity portfolio to the held-for-sale portfolio in June 2008. The balance of this portfolio has been reduced to $40 million at March 31, 2010, primarily as a result of cash proceeds from loan sales, transfers to OREO, and both realized and unrealized losses. We will continue to pursue the sale or foreclosure of the remaining loans, all of which are on nonperforming status.
The secondary market for income property loans has been severely constrained throughout 2009 and is expected to remain so for the foreseeable future. In prior years, we have not provided permanent financing for our clients upon the completion of their construction projects; permanent financing had been provided by the commercial mortgage-backed securities market or other lenders. With other sources of permanent commercial mortgage financing constrained, we are currently providing interim financing for certain of our relationship clients upon completion of their commercial real estate construction projects. During 2009 and the first quarter of 2010, we extended the maturities, for up to five years, of certain existing loans to commercial real estate relationship clients with projects at or near completion. We applied normal customary underwriting standards to these longer-term extensions and generally received market rates of interest and additional fees, offering permanent market proxy fixed rates where appropriate, to mitigate the potential impact of rising interest rates. In cases where the terms were at less than normal market rates for similar lending arrangements, we have transferred these loans to the Asset Recovery Group for resolution. In the first quarter of 2010, there were $23 million new restructured loans included in nonperforming loans.
As shown in Figure 17, at March 31, 2010, 71% of our commercial real estate loans were for nonowner-occupied properties. Approximately 35% of these loans are construction loans. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. Uncertain economic conditions generally slow the execution of new leases and may also lead to the turnover of existing leases, driving rental rates down. As a result, we expect that vacancy rates for retail, office and industrial space will remain elevated and may continue to rise through 2010. According to the most recent Property &

Portfolio Research, a third-party forecaster, vacancy rates for office and retail space were 19.7% and 19.2%, respectively, at December 31, 2009, up 300 basis points and 460 basis points, respectively, from December 31, 2008. This data suggests continued softening in commercial real estate, with vacancy rising and rents falling over the next few months, although the pace of decline is moderating. If the upward trend in vacancies continues, any resulting effect would likely be most noticeable in the nonowner-occupied properties segment of our commercial real estate loan portfolio, particularly in the retail properties and office buildings components, which comprise 26% of our commercial real estate loans.
Commercial real estate values have also fallen as a result of the above factors. Values peaked in the fall of 2007, having experienced increases of approximately 30% since 2005 and 90% since 2001. According to Moody’s Real Estate Analytics, LLC Commercial Property Price Index, at January 31, 2010, commercial real estate values were down 40% from their peak. The majority of economists, however, still believe the overall decline in values could reach approximately 50%. If the factors described above result in further weakening in the fundamentals underlying the commercial real estate market (i.e., vacancy rates, the stability of rental income and asset values), and lead to reduced cash flow to support debt service payments, our ability to collect such payments and the strength of our commercial real estate loan portfolio could be adversely affected.
Commercial lease financing. We conduct financing arrangements through our Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 18% of commercial loans at March 31, 2010, and 16% at March 31, 2009. As previously reported, we ceased conducting business in both the commercial vehicle and office equipment leasing markets during the second half of 2009.
Consumer loan portfolio
Consumer loans outstanding decreased by $1.3 billion, or 7%, from one year ago. As shown in Figure 34 in the “Credit risk management” section, the majority of the reduction came from our exit loan portfolio. Most of the decrease is attributable to the marine segment.
The home equity portfolio is the largest segment of our consumer loan portfolio. A significant amount of this portfolio (93% at March 31, 2010) is derived primarily from the Regional Banking line of business within our Community Banking group. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans within the Community Banking group decreased by $389 million, or less than 4%, over the past twelve months.
Figure 18 summarizes our home equity loan portfolio by source at the end of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 18. Home Equity Loans

	2010	2009
dollars in millions	First	Fourth	Third	Second	First

SOURCES OF PERIOD-END LOANS
Community Banking	$9,892	$10,048	$10,155	$10,250	$10,281
Other	795	838	884	940	1,007

Total	$10,687	$10,886	$11,039	$11,190	$11,288

Nonperforming loans at period end	$129	$128	$124	$121	$110
Net loan charge-offs for the period	47	46	45	42	32
Yield for the period (a)	4.51%	4.53%	4.58%	4.63%	4.77%

(a)   From continuing operations.
As previously reported, we expect the level of our consumer loan portfolio to decrease in the future as a result of our actions taken to exit low-return, indirect businesses of dealer-originated home improvement lending, and retail and floor-plan lending for marine and recreational vehicle products, and discontinuing the education lending business. We ceased originating new education loans effective December 5, 2009; however, we continue to service existing education loans as part of the exit portfolios in Other Segments.

Loans held for sale
As shown in Note 5 (“Loans and Loans Held for Sale”), our loans held for sale increased to $556 million at March 31, 2010 from $443 million at December 31, 2009 and totaled $671 million at March 31, 2009. Loans held for sale related to the discontinued operations of the education lending business, which are excluded from total loans held for sale at March 31, 2010, December 31, 2009 and March 31, 2009, totaled $246 million, $434 million, and $453 million, respectively.
At March 31, 2010, loans held for sale included $265 million of commercial mortgage and $92 million of residential mortgage loans.
During the first quarter of 2010, we recorded net unrealized losses of $5 million and net realized gains of $6 million on our loans held for sale portfolio. These net gains and losses are reported in “net gains (losses) from loan sales” on the income statement.
The increase in total loans related to the education lending discontinued operations of $2.6 billion from December 31, 2009 to March 31, 2010 was due to our adoption of new consolidation accounting guidance that required us to consolidate our ten outstanding education loan securitization trusts as of January 1, 2010.
Loan sales
As market conditions allow, we continue to utilize alternative funding sources like loan sales to support our loan origination capabilities. In addition, certain acquisitions completed in past years have improved our ability to originate and sell new loans, and to service loans originated by others, especially in commercial real estate.
As shown in Figure 19, during the first quarter of 2010, we sold $158 million of commercial real estate loans, $328 million of residential real estate loans and $19 million of commercial loans. Most of these sales came from the held-for-sale portfolio. Additionally, we sold $333 million of education loans (included in “discontinued assets” on the balance sheet), which are excluded from Figure 19. See Note 16 (“Discontinued Operations”) for additional information related to education lending.
Among the factors that we consider in determining which loans to sell are:
♦	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

♦	our A/LM needs;

♦	the cost of alternative funding sources;

♦	the level of credit risk;

♦	capital requirements; and

♦	market conditions and pricing.

Figure 19 summarizes our loan sales for the first three months of 2010 and all of 2009.
Figure 19. Loans Sold (Including Loans Held for Sale)

			Commercial
		Commercial	Lease	Residential	Consumer
in millions	Commercial	Real Estate	Financing	Real Estate	Other	Total

2010
First quarter	$19	$158	—	$328	—	$505	(a)

2009
Fourth quarter	$225	$440	—	$315	$5	$985
Third quarter	47	275	—	514	—	836
Second quarter	22	410	—	410	—	842
First quarter	9	192	—	302	—	503

Total	$303	$1,317	—	$1,541	$5	$3,166	(a)

(a)	Excludes education loans of $333 million and $474 million sold during the first quarter of 2010 and during 2009, respectively that relate to the discontinued operations of the education lending business.
Figure 20 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been sold.
Figure 20. Loans Administered or Serviced

	March 31,		December 31,	September 30,	June 30,		March 31,
in millions	2010		2009	2009	2009		2009

Commercial real estate loans	$ 122,542		$123,599	$124,757	$126,369	(a)	$122,678
Education loans	—	(b)	3,810	3,918	4,036		4,146
Commercial lease financing	593		649	639	652		663
Commercial loans	243		247	237	202		198

Total	$ 123,378		$128,305	$129,551	$131,259		$127,685

(a)	We acquired the servicing for commercial mortgage loan portfolios with an aggregate principal balance of $7.2 billion during 2009.

(b)	We adopted new accounting guidance on January 1, 2010, which required us to consolidate our education loan securitization trusts and resulted in the addition of $2.6 billion of education loans at fair value which are included in “discontinued assets” on the balance sheet.
In the event of default by a borrower, we are subject to recourse with respect to approximately $723 million of the $123.4 billion of loans administered or serviced at March 31, 2010. Additional information about this recourse arrangement is included in Note 13 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”
We derive income from several sources when retaining the right to administer or service loans that are sold. We earn noninterest income (recorded as “other income”) from fees for servicing or administering loans. This fee income is reduced by the amortization of related servicing assets. In addition, we earn interest income from investing funds generated by escrow deposits collected in connection with the servicing of commercial real estate loans.
Securities
Our securities portfolio totaled $16.6 billion at March 31, 2010, compared to $16.7 billion at December 31, 2009, and $8.4 billion at March 31, 2009. At each of these dates, most of our securities consisted of securities available for sale, with the remainder consisting of held-to-maturity securities of less than $30 million.

Securities available for sale. The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At March 31, 2010, we had $16.3 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $16.4 billion at December 31, 2009, and $8.2 billion at March 31, 2009.
As shown in Figure 21, all of our mortgage-backed securities are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets and recorded on the balance sheet at fair value. See Note 21 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques” on page 128 of our 2009 Annual Report to Shareholders.
Figure 21. Mortgage-Backed Securities by Issuer

	March 31,	December 31,	March 31,
in millions	2010	2009	2009

FHLMC	$7,590	$7,485	$4,642
FNMA	4,322	4,433	3,205
GNMA	4,427	4,516	359

Total	$16,339	$16,434	$8,206

During the first three months of 2010, we had net gains of $91 million from CMOs and other mortgage-backed securities, all of which were unrealized. The net unrealized gains resulted from a decrease in market interest rates and were recorded in the AOCI component of shareholders’ equity. We continue to maintain a moderate asset-sensitive exposure to near-term changes in interest rates.
We periodically evaluate our securities available-for-sale portfolio in light of established A/LM objectives, changing market conditions that could affect the profitability of the portfolio, and the level of interest rate risk to which we are exposed. These evaluations may cause us to take steps to improve our overall balance sheet positioning.
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
During the first quarter of 2010, our investing activities continue to complement other balance sheet developments and provide for our ongoing liquidity management needs. We purchased $601 million in CMOs, but had maturities and cash flows of $786 million. The purchases were in CMOs issued by government-sponsored entities. We are able to either pledge these securities to the Federal Reserve or Federal Home Loan Bank for secured borrowing arrangements, sell them or use them in connection with repurchase agreements should alternate sources of liquidity be required in the future.

Figure 22 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 4 (“Securities”).
Figure 22. Securities Available for Sale

					Other
	U.S. Treasury,	States and	Collateralized		Mortgage-							Weighted-
	Agencies and	Political	Mortgage		Backed		Other					Average
dollars in millions	Corporations	Subdivisions	Obligations	(a)	Securities	(a)	Securities	(b)		Total		Yield (c)

MARCH 31, 2010
Remaining maturity:
One year or less	$6	$2	$686		$1		$4			$699		4.88%
After one through five years	—	10	14,298		1,273		118			15,699		3.69
After five through ten years	2	63	—		68		—			133		5.47
After ten years	—	8	—		13		1			22		5.89

Fair value	$8	$83	$14,984		$1,355		$123			$16,553		—
Amortized cost	8	81	14,789		1,270		107			16,255		3.76%
Weighted-average yield (c)	2.24%	5.85%	3.65%		4.86%		5.36		%(d)	3.76	% (d)	—
Weighted-average maturity	3.3 years	7.2 years	3.1 years		3.6 years		2.2 years			3.1 years		—

DECEMBER 31, 2009
Fair value	$8	$83	$15,006		$1,428		$116			$16,641		—
Amortized cost	8	81	14,894		1,351		100			16,434		3.79%

MARCH 31, 2009
Fair value	$10	$91	$6,505		$1,701		$56			$8,363		—
Amortized cost	10	90	6,289		1,624		61			8,074		4.87%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $121 million of securities at March 31, 2010, that have no stated yield.

Held-to-maturity securities. Foreign bonds and preferred equity securities constitute most of our held-to-maturity securities. Figure 23 shows the composition, yields and remaining maturities of these securities.
Figure 23. Held-to-Maturity Securities

	States and					Weighted
	Political	Other				Average
dollars in millions	Subdivisions	Securities		Total		Yield (a)

MARCH 31, 2010
Remaining maturity:
One year or less	$1	$2		$3		3.27%
After one through five years	2	17		19		4.22

Amortized cost	$3	$19		$22		4.03%
Fair value	3	19		22		—
Weighted-average yield	8.55%	2.74%	(b)	4.03%	(b)	—
Weighted-average maturity	1.2 years	2.2 years		1.9 years		—

DECEMBER 31, 2009
Amortized cost	$3	$21		$24		3.97%
Fair value	3	21		24		—

MARCH 31, 2009
Amortized cost	$4	$21		$25		4.40%
Fair value	4	21		25		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $8 million of securities at March 31, 2010, that have no stated yield.
Other investments
Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 69% of other investments at March 31, 2010. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($1.1 billion at March 31, 2010, $1.0 billion at December 31, 2009, and $932 million at March 31, 2009).
In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.
Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. Among other things, our review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry and third party data. During the first three months of 2010, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $37 million, which includes $53 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement.

Deposits and other sources of funds
Domestic deposits are our primary source of funding. During the first three months of 2010, these deposits averaged $64.6 billion and represented 81% of the funds we used to support loans and other earning assets, compared to $64.0 billion and 75% during the same quarter in 2009. The composition of our deposits is shown in Figure 9 in the section entitled “Net interest income.”
The increase in average domestic deposits compared to the first quarter of 2009 was due to growth in NOW and money market deposit accounts and noninterest-bearing deposits, offset in part by a decline in certificates of deposit of $100,000 or more and other time deposits. The mix of deposits has changed reflecting strong growth in noninterest-bearing deposits and NOW accounts, as higher-costing certificates of deposit originated in prior years mature and reprice to current market rates. In the first three months of 2010, we realized additional benefits from the repricing of maturing certificates of deposit.
Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $3.0 billion during the first quarter of 2010, compared to $7.2 billion during the year-ago quarter. The reduction from the first quarter of 2009 resulted from a $566 million decrease in foreign office deposits, and a $3.9 billion decline in bank notes and other short-term borrowings, which was offset by a $245 million increase in federal funds purchased and securities sold under agreements to repurchase. During the first quarter of 2010 and 2009, we reduced our reliance on wholesale funding, which was facilitated by improved liquidity for borrowers in the commercial paper market and a reduction in the demand for commercial lines of credit.
Substantially all of our domestic deposits are insured up to applicable limits by the FDIC. Accordingly, we are subject to deposit insurance premium assessments by the FDIC. On November 17, 2009, the FDIC published a final rule to announce an amended DIF restoration plan requiring depository institutions, such as KeyBank, to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the third and fourth quarters of 2009 and for all of 2010, 2011 and 2012. On that date, KeyBank paid the FDIC $539 million to cover the insurance assessments for those time periods. For the quarter ended March 31, 2010, our insurance assessment was $32 million and at the end of the quarter we had $471 million of prepaid insurance assessments recorded on our balance sheet.
The FDIC announced on April 13, 2010 its Board of Directors’ approval of a Notice of Proposed Rulemaking on Assessments. The proposed revisions to the assessment system would be applicable to large institutions with assets of over $10 billion in assets, such as KeyBank. According to the FDIC, the proposed revisions would better capture risk at the time an institution assumes the risk, better differentiate institutions during periods of good economic and banking conditions based on how they would fare during periods of stress or economic downturns, and would also take into account the losses that the FDIC may incur if an institution fails. The proposal was published in the Federal Register on May 3, 2010, and the comment period for the proposal expires on July 2, 2010.

Capital
At March 31, 2010, our shareholders’ equity was $10.6 billion, down $22 million from December 31, 2009. Following are certain factors that contributed to the change in our shareholders’ equity. For other factors that contributed to the change, see the statement of changes in equity.
Adoption of new accounting guidance
Effective January 1, 2010, we adopted new consolidation accounting guidance which required us to consolidate our education loan securitization trusts (classified as discontinued assets and liabilities), thereby adding $2.8 billion in assets and liabilities to our balance sheet. As a result of adopting this new guidance, we recorded a cumulative effect adjustment (after tax) of $45 million to beginning retained earnings on January 1, 2010.
Dividends
During the first quarter, we made a quarterly dividend payment of $31 million to the U.S. Treasury on our Series B Preferred Stock as a participant in the U.S. Treasury’s CPP.
On January 15, 2010, we made a quarterly dividend payment of $1.9375 per share or $6 million, on our Series A Preferred Stock to holders of record on January 14, 2010.
Additionally, on March 15, 2010, we made a quarterly dividend payment of $.01 per share, or $9 million, on our Common Shares to holders of record on March 2, 2010.
Common shares outstanding
Our common shares are traded on the New York Stock Exchange under the symbol KEY. At March 31, 2010:
♦	Book value per common share was $9.01 based on 879.1 million shares at March 31, 2010 compared to $9.04 based on 878.5 million shares outstanding at December 31, 2009, and $13.82 based on 498.6 million shares outstanding at March 31, 2009.

♦	Tangible book value per common share was $7.91, compared to $7.94 at December 31, 2009 and $11.76 at March 31, 2009.
Figure 24 shows activities that caused the change in outstanding common shares over the past five quarters.
Figure 24. Changes in Common Shares Outstanding

	2010	2009
in thousands	First	Fourth	Third	Second	First

Shares outstanding at beginning of period	878,535	878,559	797,246	498,573	495,002
Common shares exchanged for capital securities	—	—	81,278	46,338	—
Common shares exchanged for Series A Preferred Stock	—	—	—	46,602	—
Common shares issued	—	—	—	205,439	—
Shares reissued (returned) under employee benefit plans	517	(24)	35	294	3,571

Shares outstanding at end of period	879,052	878,535	878,559	797,246	498,573

As shown above, common shares outstanding increased by 517,000 shares during the first quarter of 2010 due to our employee benefit plans.
At March 31, 2010, we had 67.3 million treasury shares, compared to 67.8 million treasury shares at December 31, 2009 and 85.5 million at March 31, 2010. During the first quarter of 2010, we reissued treasury shares in conjunction with our employee benefit plans. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
We repurchase common shares periodically in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The program does not have an expiration date, and we have outstanding Board authority to repurchase 14.0 million shares. We did not repurchase any common shares during the first quarter of 2010 or 2009. Further, in accordance with the terms of our participation in the CPP, until the earlier of three years after the issuance of, or such time as the U.S. Treasury no longer holds, any Series B Preferred Stock issued by us under that program, we will not be able to repurchase any of our common shares without the approval of the U.S. Treasury, subject to certain limited exceptions (e.g., for purchases in connection with benefit plans).
Capital availability and management
As a result of market disruptions in previous periods, the availability of capital (principally to financial services companies) remains restricted. While we have been successful in raising additional capital, lower market prices per share have increased the dilution of our per common share results. We cannot predict when or if the markets will return to more favorable conditions.
We determine how capital is to be strategically allocated among our businesses to maximize returns and strengthen core relationship businesses. In that regard, we will continue to emphasize our relationship strategy.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain strong at March 31, 2010. This, along with our improved liquidity, positions us well to weather the current credit cycle and to continue to serve our clients’ needs. Our Key shareholders’ equity to assets ratio was 11.17% at March 31, 2010, compared to 11.43% at December 31, 2009 and 10.19% at March 31, 2009. Our tangible common equity to tangible assets ratio was 7.37% at March 31, 2010, compared to 7.56% at December 31, 2009 and 6.06% at March 31, 2009.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. See Note 15 (“Shareholders’ Equity”), which begins on page 107 of our 2009 Annual Report to Shareholders.
Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of March 31, 2010, our Tier 1 risk-based capital ratio increased 17 basis points from the fourth quarter 2009 to 12.92%, and our total risk-based capital ratio increased 12 basis points from the fourth quarter 2009 to 17.07%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of March 31, 2010, our leverage ratio declined by 12 basis points from the fourth quarter of 2009 to 11.60%.
Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the SCAP, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 capital, known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 capital, such a focus is consistent with existing capital adequacy guidelines and does not imply a new or ongoing capital standard. Because Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 5 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 7.51% at March 31, 2010, compared to 7.50% at December 31, 2009 and 5.62% at March 31, 2009.
At March 31, 2010, we had a net deferred tax asset of $651 million compared to $577 million at December 31, 2009 and none at March 31, 2009. In recent years, we had been in a net deferred tax liability position. Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. Based on these restrictions, at March 31, 2010, $651 million compared to $514 million at December 31, 2009 and none at March 31, 2009 of our net deferred tax asset were deducted from Tier 1 capital and risk-weighted assets. We anticipate that the amount of our net deferred tax asset disallowed for risk-based capital purposes will increase in coming quarters until we begin to generate taxable income. This will continue to adversely impact our risk-based capital ratios.
Figure 25 represents the details of our regulatory capital position at March 31, 2010, December 31, 2009, and March 31, 2009.

Figure 25. Capital Components and Risk-Weighted Assets

	March 31,	December 31,	March 31,
dollars in millions	2010	2009	2009

TIER 1 CAPITAL
Key shareholders’ equity	$10,641	$10,663	$9,968
Qualifying capital securities	1,791	1,791	2,582
Less: Goodwill	917	917	917
Accumulated other comprehensive income (a)	(25)	(48)	111
Other assets (b)	767	632	184

Total Tier 1 capital	10,773	10,953	11,338

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	1,064	1,112	1,288
Net unrealized gains on equity securities available for sale	7	7	—
Qualifying long-term debt	2,386	2,486	2,719

Total Tier 2 capital	3,457	3,605	4,007

Total risk-based capital	$14,230	$14,558	$15,345

TIER 1 COMMON EQUITY
Tier 1 capital	$10,773	$10,953	$11,338
Less: Qualifying capital securities	1,791	1,791	2,582
Series B Preferred Stock	2,434	2,430	2,418
Series A Preferred Stock	291	291	658

Total Tier 1 common equity	$6,257	$6,441	$5,680

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$69,301	$70,485	$81,340
Risk-weighted off-balance sheet exposure	17,014	18,118	21,015
Less: Goodwill	917	917	917
Other assets (b)	1,473	1,308	1,327
Plus: Market risk-equivalent assets	1,062	1,203	1,918

Gross risk-weighted assets	84,987	87,581	102,029
Less: Excess allowance for loan losses (c)	1,625	1,700	952

Net risk-weighted assets	$83,362	$85,881	$101,077

AVERAGE QUARTERLY TOTAL ASSETS	$95,287	$95,697	$103,570

CAPITAL RATIOS
Tier 1 risk-based capital	12.92%	12.75%	11.22%
Total risk-based capital	17.07	16.95	15.18
Leverage (d)	11.60	11.72	11.19
Tier 1 common equity	7.51	7.50	5.62

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $651 million at March 31, 2010 and $514 million at December 31, 2009, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments.

(c)	The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The excess allowance for loan losses includes $145 million, $157 million and $170 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

Temporary Liquidity Guarantee Program
On April 13, 2010, the FDIC Board of Directors approved an interim rule under the TLGP that extends the TAG program, which currently offers unlimited deposit insurance on noninterest bearing accounts through June 30, 2010. The FDIC’s interim rule published in the Federal Register on April 19, 2010 extends the TAG program from July 1, 2010 to December 31, 2010. KeyBank is currently a participant in the TAG program, but as of April 29, 2010, KeyBank elected not to participate in the TAG program extension. We anticipate a certain amount of deposit run-off upon the expiration of the Transaction Account Guarantee. We have established a liquidity buffer in anticipation of the expiration and, as a result, do not expect it to have a significant effect on liquidity.

Risk Management
Overview
Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, liquidity, market, compliance, operational, strategic and reputation risks. We must properly and effectively identify, assess, measure, monitor, control and report such risks across the entire enterprise to maintain safety and soundness and maximize profitability. Certain of these risks are defined and discussed in greater detail in the remainder of this section.
During 2009, our management team reevaluated our ERM capabilities, and enhanced our ERM Program. Our ERM Committee, which consists of the Chief Executive Officer and his direct reports, is responsible for managing risk and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The Program encompasses our risk philosophy, policy, framework and governance structure for the management of risks across the entire company. The ERM Committee reports to the Risk Management Committee of our Board of Directors. The Board of Directors approves the ERM Program, as well as the risk appetite and corporate risk tolerances for major risk categories. We continue to enhance our ERM Program and related practices and to use a risk-adjusted capital framework to manage risks. This framework is approved and managed by the ERM Committee.
Our Board of Directors serves in an oversight capacity with the objective of managing our enterprise-wide risks in a manner that is effective, balanced and adds value for the shareholders. The Board inquires about risk practices, reviews the portfolio of risks, compares actual risks to the risk appetite and tolerances, and receives regular reports about significant risks — both actual and emerging. To assist in these efforts, the Board has delegated primary oversight responsibility for risk to the Audit Committee and Risk Management Committee.
The Audit Committee has oversight responsibility for internal audit; financial reporting; compliance risk and legal matters; the implementation, management and evaluation of operational risk and controls; information security and fraud risk; and evaluating the qualifications and independence of the independent auditors. The Audit Committee discusses policies related to risk assessment and risk management and the processes related to risk review and compliance.
The Risk Management Committee has responsibility for overseeing the management of credit risk, market risk, interest rate risk and liquidity risk (including the actions taken to mitigate these risks), as well as reputational and strategic risks relating to the foregoing. The Risk Management Committee also oversees the maintenance of appropriate regulatory and economic capital. The Risk Management Committee reviews the ERM reports and, in conjunction with the Audit Committee, annually reviews reports of material changes to the Operational Risk Committee and Compliance Risk Committee charters, and annually approves any material changes to the charter of the ERM Committee and other subordinate risk committees.
The Audit and Risk Management Committees meet jointly, as appropriate, to discuss matters that relate to each committee’s responsibilities. In addition to regularly scheduled bi-monthly meetings, the Audit Committee convenes to discuss the content of our financial disclosures and quarterly earnings releases. Committee chairpersons routinely meet with management during interim months to plan agendas for upcoming meetings and to discuss emerging trends and events that have transpired since the preceding meeting. All members of the Board receive formal reports designed to keep them abreast of significant developments during the interim months.
Federal banking regulators are reemphasizing with financial institutions the importance of relating capital management strategy to the level of risk at each institution. We believe our internal risk management processes help us achieve and maintain capital levels that are commensurate with our business activities and risks, and comport with regulatory expectations.

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
Interest rate risk positions can be influenced by a number of factors other than changes in market interest rates, including economic conditions, the competitive environment within our markets, and balance sheet positioning that arises out of consumer preferences for specific loan and deposit products. The primary components of interest rate risk exposure consist of basis risk, gap risk, yield curve risk and option risk.
♦	We face “basis risk” when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indices. Under those circumstances, even if equal amounts of assets and liabilities are repricing, interest expense and interest income may not change by the same amount.

♦	“Gap risk” occurs if interest-bearing liabilities and the interest-earning assets they fund (for example, deposits used to fund loans) do not mature or reprice at the same time.

♦	“Yield curve risk” exists when short-term and long-term interest rates change by different amounts. For example, when U.S. Treasury and other term rates decline, the rates on automobile loans also will decline, but the cost of money market deposits and short-term borrowings may remain elevated.

♦	A financial instrument presents “option risk” when one party to the instrument can take advantage of changes in interest rates without penalty. For example, when interest rates decline, borrowers may choose to prepay fixed-rate loans by refinancing at a lower rate. Such a prepayment gives us a return on our investment (the principal plus some interest), but unless there is a prepayment penalty, that return may not be as high as the return that would have been generated had payments been received over the original term of the loan. Deposits that can be withdrawn on demand also present option risk.
Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the composition of our on- and off-balance sheet positions, and the current interest rate environment. The simulation assumes that changes in our on- and off-balance sheet positions will reflect recent product trends, targets established by the ALCO Committee, and consensus economic forecasts.
Typically, the amount of net interest income at risk is measured by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion. In light of the low interest rate environment, beginning in the fourth quarter of 2008, we modified the standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 25 basis points over two months with no change over the following ten months. After calculating the amount of net interest income at risk, we compare that amount with the base case of an unchanged interest rate environment. The analysis also considers sensitivity to changes in a number of other variables, including other market interest rates and deposit mix. In addition, we assess the potential effect of different shapes in the yield curve (the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity), including a sustained flat yield curve, an inverted slope yield curve and changes in credit spreads. We also perform stress tests to measure the effect on net interest income exposure to an immediate change in market interest rates, as well as changes in assumptions related to the pricing of deposits without contractual maturities, prepayments on loans and securities, other loan and deposit balance changes, changes in lending spreads and wholesale funding and capital management activities.
Simulation analysis produces only a sophisticated estimate of interest rate exposure based on assumptions and judgments related to balance sheet growth, customer behavior, new products, new business volume, product pricing, market interest rate behavior and anticipated hedging activities. We tailor the assumptions to the specific interest rate environment and yield curve shape being modeled, and validate those assumptions on a regular basis. Our simulations are performed with the assumption that interest rate risk positions will be actively managed through the use of on- and off balance sheet financial instruments to achieve the desired risk profile. Actual results may differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, actual hedging strategies employed, changes in balance sheet composition, and repercussions from unanticipated or unknown events.
Figure 26 presents the results of the simulation analysis at March 31, 2010 and 2009. At March 31, 2010, our simulated exposure to a change in short-term interest rates was moderately asset sensitive. ALCO policy limits for risk management call for corrective measures if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 26, we are operating within these limits.
Figure 26. Simulated Change in Net Interest Income

March 31, 2010

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-1.09%	+4.16%

March 31, 2009

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-2.00%	-2.00%

Interest rate risk assessment	-1.11%	+2.55%

As interest rates declined throughout 2008 and have remained at low levels since that time, we have gradually shifted from a liability-sensitive position to an asset-sensitive position as a result of increased client demand for fixed-rate certificates of deposit, balance growth in transaction deposits, declines in loan balances, a number of capital-raising transactions and the active management decision to delay the renewal of maturing derivative hedges until the economy improves further and until additional observations are gathered to support the evolution of assumptions for competitive and client behavior in the current environment. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the actual volume, mix and maturity of loan and deposit flows, and the execution of hedges. Our strategies for using excess funds generated from the strong deposit growth and the recent decline in loan balances will also affect our interest rate risk positioning. We proactively evaluate additional hedging activities based on our decisions to adjust the interest rate risk profile as changes occur to the configuration of the balance sheet and the outlook for the economy. Management may execute hedges that will change the results of future reported simulation analysis.
The results of additional simulation analysis that either employ a 6- to 12-month delay in interest rate increases, the application of market implied forward interest rates, the use of a 100 basis point rate increase over twelve months or several other yield curve shapes indicate the most likely improvement in net interest income over the next twelve months could be significantly less than the policy simulation results in Figure 26. Net interest income improvements are highly dependent on the timing, magnitude and path of interest rate increases. Separately, the results of sensitivity tests of deposit re-pricing assumptions, lending spreads, transaction account balances and other behavioral assumptions and model inputs indicates that 1.00% to 2.00% of the improvement in net interest income in the policy simulation analysis results listed in Figure 26 could be diminished if actual behavior is different than modeled.
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
Management of interest rate exposure. We use the results of our various interest rate risk analyses to formulate A/LM strategies to achieve the desired risk profile within the parameters of our capital and liquidity guidelines. Specifically, we manage interest rate risk positions by purchasing securities, issuing term debt with floating or fixed interest rates, and using derivatives — predominantly in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities.
Figure 27 shows all swap positions which we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our balance sheet, see Note 14 (“Derivatives and Hedging Activities”).
Figure 27. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2010
			Weighted-Average				March 31, 2009
	Notional	Fair	Maturity		Receive	Pay	Notional	Fair
dollars in millions	Amount	Value	(Years	)	Rate	Rate	Amount	Value

Receive fixed/pay variable—conventional A/LM (a)	$10,413	$48	.8		1.3%	.2%	$15,193	$62
Receive fixed/pay variable—conventional debt	4,723	348	16.1		5.1	.7	5,881	764
Pay fixed/receive variable—conventional debt	774	17	5.3		.7	2.6	425	—
Pay fixed/receive variable—forward starting	54	—	3.4		.5	1.2	780	(12)
Foreign currency—conventional debt	1,712	(206)	1.5		.8	.4	2,309	(391)

Total portfolio swaps	$17,676	$207	5.1		2.2%	.5%	$24,588	$423

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

Derivatives not designated in hedge relationships
Our derivatives that are not designated in hedge relationships are described in Note 14. We use a VAR simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of this portfolio. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter.
We manage exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Risk Capital Committee whose market risk management responsibilities are now performed by the Market Risk Committee established as part of Key’s ERM Program. At March 31, 2010, the aggregate one-day trading limit set by the committee was $6.9 million. We are operating within these constraints. During the first quarter of 2010, our aggregate daily average, minimum and maximum VAR amounts were $2.0 million, $1.6 million and $2.5 million, respectively. During the same period one year ago, our aggregate daily average, minimum and maximum VAR amounts were $3.0 million, $2.6 million and $3.6 million, respectively.
In addition to comparing VAR exposure against limits on a daily basis, we monitor loss limits, use sensitivity measures and conduct stress tests. We report our market risk exposure to the Risk Management Committee of the Board of Directors.
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
Governance structure
We manage liquidity for all of our affiliates on an integrated basis. This approach considers the unique funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions. It also recognizes that adverse market conditions or other events that could negatively affect the availability or cost of liquidity will affect the access of all affiliates to money and capital market funding.
Oversight of the liquidity risk management process is governed by the Risk Management Committee of the KeyCorp Board of Directors, the KeyBank Board of Directors, the ERM Committee and the ALCO. These groups regularly review various liquidity reports, including liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, hypothetical funding erosion stress tests and goal tracking reports. The reviews generate a discussion of positions, trends and directives on liquidity risk and shape a number of the decisions that we make. Whenever liquidity pressures are elevated, we monitor and manage our position more frequently. We meet with individuals within and outside of the company on a daily basis to discuss emerging issues. In addition, we use a variety of daily liquidity reports to monitor the flow of funds.
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

Factors affecting liquidity
Our liquidity could be adversely affected by both direct and indirect events. Examples of a direct event would be a downgrade in our public credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impact our access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general may adversely affect the cost and availability of normal funding sources.
Managing liquidity risk
We regularly monitor our funding sources and measure our capacity to obtain funds in a variety of scenarios in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, we perform a monthly hypothetical funding erosion stress test for both KeyCorp and KeyBank. As we are in a “heightened monitoring mode,” we are conducting the hypothetical funding erosion stress tests more frequently, and revise assumptions so the stress tests are more strenuous and reflect the changed market environment. Erosion stress tests analyze potential liquidity scenarios under various funding constraints and time periods. Ultimately, they determine the periodic effects that major interruptions would have on our access to funding markets and our ability to fund our normal operations. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed.
Most credit markets in which we participate and rely upon as sources of funding have been significantly disrupted and highly volatile since July 2007. During the third quarter of 2009, our secured borrowings matured and were not replaced, though we retain the capacity to utilize secured borrowings as a contingent funding source. We continue to reposition our balance sheet to reduce future reliance on wholesale funding and increase our liquid asset portfolio.
We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The Plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. As part of that plan, we continue to maintain a balance in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. At March 31, 2010, our liquid asset portfolio totaled $11.6 billion, consisting of a $3.6 billion balance at the Federal Reserve and $8.0 billion of high quality liquid securities, which include $7.0 billion unencumbered and $1.0 billion available for pledging at the Federal Home Loan Bank of Cincinnati. Secured borrowing facilities are available at the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland to facilitate short-term liquidity requirements. As of March 31, 2010, our unused secured borrowing capacity was $12.1 billion at the Federal Reserve Bank of Cleveland and $3.8 billion at the Federal Home Loan Bank.
During the third quarter of 2009 and continuing into the fourth quarter of 2009, we increased the portion of our earning assets invested in highly liquid, unpledged securities. These securities can be sold or utilized as collateral for secured borrowings at the Federal Home Loan Bank, the repurchase agreement market, or the Federal Reserve. In the first quarter of 2010, we continued to increase the size of our liquid asset portfolio relative to our earning asset position, although the amount of unpledged securities declined slightly.
Long-term liquidity strategy
Our long-term liquidity strategy is to reduce our reliance on wholesale funding. Our Community Banking group supports our client-driven relationship strategy, with the objective of achieving greater reliance on deposit-based funding to reduce our liquidity risk.
Our liquidity position and recent activity

Over the past twelve months, we have increased our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid assets held as insurance against a range of potential liquidity stress scenarios. Liquidity stress scenarios include the loss of access to either unsecured or secured funding sources, as well as draws on unfunded commitments and significant deposit withdrawals.
From time to time, KeyCorp or its principal subsidiary, KeyBank, may seek to retire, repurchase or exchange outstanding debt, capital securities or preferred stock through cash purchase, privately negotiated transactions or other means. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions and other factors. The amounts involved may be material.
We generate cash flows from operations, and from investing and financing activities. During the first quarter of 2010 and 2009, we used the proceeds from loan paydowns and maturities of short-term investments, along with deposit growth and the issuance of common shares, to fund the paydown of short-term borrowings and long-term debt and to grow our securities available-for-sale portfolio.
The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for each of the three-month periods ended March 31, 2010 and 2009.
Liquidity for KeyCorp
The parent company has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions) and occasional guarantees of subsidiary’s obligations in transactions with third parties at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.
Our primary tool for assessing parent company liquidity is the net short-term cash position, which measures the ability to fund debt maturing in twenty four months or less with existing liquid assets. Another key measure of parent company liquidity is the “liquidity gap,” which represents the difference between projected liquid assets and anticipated financial obligations over specified time horizons. We generally rely upon the issuance of term debt to manage the liquidity gap within targeted ranges assigned to various time periods.
Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first quarter of 2010, KeyBank did not pay any dividends to the parent, and nonbank subsidiaries did not pay the parent any dividends. As of the close of business on March 31, 2010, KeyBank would not have been permitted to pay dividends to the parent without prior regulatory approval. To compensate for the absence of dividends, the parent company has relied upon the issuance of long-term debt and stock. During the first quarter of 2010, the parent made capital infusions of $100 million to KeyBank, compared to the first quarter of 2009 when the parent did not make any capital infusions.
The parent company generally maintains excess funds in interest-bearing deposits in an amount sufficient to meet projected debt maturities over the next twenty-four months. At March 31, 2010, the parent company held $3.4 billion in short-term investments, which we projected to be sufficient to repay our maturing debt obligations.
During the first quarter of 2009, KeyCorp issued $438 million of FDIC-guaranteed floating-rate senior notes under the TLGP, which are due April 16, 2012.
Liquidity programs
We have several liquidity programs, which are described in Note 12 (“Short-Term Borrowings”) on page 104 of our 2009 Annual Report to Shareholders that enable the parent company and KeyBank to raise funds in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.
Credit ratings
Our credit ratings at March 31, 2010, are shown in Figure 28. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to effect future offerings of securities that would be marketable to investors. Conditions in the credit markets are improving relative to the disruption experienced between the third quarter of 2007 and the third quarter of 2009; however, the availability of credit and the cost of funds remain tight and more costly than is typical of an economy with a growing gross domestic product.
Figure 28 reflects the credit ratings of KeyCorp securities at March 31, 2010. If our credit ratings fall below investment-grade, that event could have a material adverse effect on us. Such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us. Ultimately, credit ratings downgrades would curtail our business operations and reduce our ability to generate income.
On April 27, 2010, Moody’s, a credit rating agency that rates KeyCorp and KeyBank debt securities, indicated that, if enacted into law, the American Financial Stability Act of 2010 currently proposed by Senator Christopher Dodd could result in lower debt and deposit ratings for seventeen U.S. banks, including KeyBank, because legislation could weaken Moody’s current assumptions regarding the systemic support provided to the largest financial institutions. Moody’s has publicly reported that KeyCorp holding company ratings do not currently benefit from any uplift as a result of a systemic support assumption by Moody’s. KeyBank’s long-term deposit and senior debt ratings were identified as receiving a one notch uplift due to systemic support.
Figure 28. Credit Ratings

			Senior	Subordinated		Series A
	TLGP	Short-Term	Long-Term	Long-Term	Capital	Preferred
March 31, 2010	Debt	Borrowings	Debt	Debt	Securities	Stock

KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	AAA	A-2	BBB+	BBB	BB	BB
Moody’s	Aaa	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	AAA	F1	A-	BBB+	BBB	BBB

KEYBANK
Standard & Poor’s	AAA	A-2	A-	BBB+	N/A	N/A
Moody’s	Aaa	P-1	A2	A3	N/A	N/A
Fitch	AAA	F1	A-	BBB+	N/A	N/A

Credit risk management
Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities and enter into financial derivative contracts, all of which have related credit risk.
Credit policy, approval and evaluation. We manage credit risk exposure through a multifaceted program. Risk committees approve both retail and commercial credit policies. These policies are communicated throughout the organization to foster a consistent approach to granting credit. For more information about our credit policies, as well as related approval and evaluation processes, see the section entitled “Credit policy, approval and evaluation” on page 61 of our 2009 Annual Report to Shareholders.
We actively manage the overall loan portfolio in a manner consistent with asset quality objectives, including the use of credit derivatives — primarily credit default swaps — to mitigate credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At March 31, 2010, we used credit default swaps with a notional amount of $1.0 billion to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At March 31, 2010, the notional amount of credit default swaps sold by us for the purpose of diversifying our credit exposure was $431 million. Occasionally, we have provided credit protection to other lenders through the sale of credit default swaps. These transactions with other lenders generated fee income.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps increased our operating results by $3 million during the first quarter of 2010.
We also manage the loan portfolio using portfolio swaps and bulk purchases and sales. Our overarching goal is to manage the loan portfolio within a specified range of asset quality.
Selected asset quality statistics for each of the past five years are presented in Figure 29. The factors that drive these statistics are discussed in the remainder of this section.
Figure 29. Selected Asset Quality Statistics from Continuing Operations

	2010	2009
dollars in millions	First	Fourth	Third	Second	First

Net loan charge-offs	$522	$708	$587	$502	$460
Net loan charge-offs to average loans	3.67%	4.64%	3.59%	2.93%	2.60%
Allowance for loan losses	$2,425	$2,534	$2,485	$2,339	$2,016
Allowance for credit losses (a)	2,544	2,655	2,579	2,404	2,070
Allowance for loan losses to period-end loans	4.34%	4.31%	4.00%	3.48%	2.88%
Allowance for credit losses to period-end loans	4.55	4.52	4.15	3.58	2.96
Allowance for loan losses to nonperforming loans	117.43	115.87	108.52	107.05	116.20
Allowance for credit losses to nonperforming loans	123.20	121.40	112.62	110.02	119.31
Nonperforming loans at period end	$2,065	$2,187	$2,290	$2,185	$1,735
Nonperforming assets at period end	2,428	2,510	2,799	2,548	1,994
Nonperforming loans to period-end portfolio loans	3.69%	3.72%	3.68%	3.25%	2.48%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	4.31	4.25	4.46	3.77	2.84

(a)	Includes the allowance for loan losses plus the liability for credit losses on lending-related commitments.
Watch and criticized assets. Watch assets are troubled commercial loans with the potential to deteriorate in quality due to the client’s current financial condition and possible inability to perform in accordance with the terms of the underlying contract. Criticized assets are troubled loans and other assets that show additional signs of weakness that may lead, or have led, to an interruption in scheduled repayments from primary sources, potentially requiring us to rely on repayment from secondary sources, such as collateral liquidation. During the first quarter of 2010, criticized assets began to stabilize while watch assets declined in most of our commercial lines of business due to continued strengthening in economic activity.
Allowance for loan losses. At March 31, 2010, the allowance for loan losses was $2.4 billion, or 4.34% of loans, compared to $2.0 billion, or 2.88%, at March 31, 2009. The allowance includes $307 million that was specifically allocated for impaired loans of $1.5 billion at March 31, 2010, compared to $233 million that was allocated for impaired loans of $1.3 billion one year ago. For more information about impaired loans, see Note 8 (“Nonperforming Assets and Past Due Loans from Continuing Operations”). At March 31, 2010, the allowance for loan losses was 117.43% of nonperforming loans, compared to 116.20% at March 31, 2009.
We estimate the appropriate level of the allowance for loan losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 82 of our 2009 Annual Report to Shareholders. Briefly, we apply historical loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. If an impaired loan has an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. The allowance for loan losses at March 31, 2010, represents our best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 30, our allowance for loan losses increased by $409 million, or 20%, during the past twelve months. This increase was attributable primarily to deteriorating conditions in the commercial real estate portfolio, and in various components of the commercial and financial portfolio. In addition, our liability for credit losses on lending-related commitments increased by $65 million to $119 million at March 31, 2010. When combined with our allowance for loan losses, our total allowance for credit losses represented 4.55% of loans at the end of the first quarter of 2010.
Figure 30. Allocation of the Allowance for Loan Losses

	March 31, 2010				December 31, 2009				March 31, 2009
		Percent of		Percent of		Percent of		Percent of		Percent of		Percent of
		Allowance to		Loan Type to		Allowance to		Loan Type to		Allowance to		Loan Type to
dollars in millions	Amount	Total Allowance		Total Loans	Amount	Total Allowance		Total Loans	Amount	Total Allowance		Total Loans

Commercial, financial and agricultural	$ 801	33.0%		32.2%	$ 796	31.4%		32.8%	$ 691	34.3%		36.3%
Commercial real estate:
Commercial mortgage	570	23.5		18.7	578	22.8		17.8	325	16.1		17.2
Construction	354	14.6		7.1	418	16.5		8.1	441	21.9		8.9

Total commercial real estate loans	924	38.1		25.8	996	39.3		25.9	766	38.0		26.1
Commercial lease financing	246	10.2		12.5	280	11.1		12.6	176	8.7		12.2

Total commercial loans	1,971	81.3		70.5	2,072	81.8		71.3	1,633	81.0		74.6
Real estate — residential mortgage	36	1.5		3.3	30	1.2		3.1	8	.4		2.5
Home equity:
Community Banking	134	5.5		17.7	130	5.1		17.1	67	3.3		14.7
Other	69	2.8		1.4	78	3.1		1.4	71	3.5		1.4

Total home equity loans	203	8.3		19.1	208	8.2		18.5	138	6.8		16.1
Consumer other — Community Banking	67	2.8		2.0	73	2.9		2.0	49	2.5		1.8
Consumer other:
Marine	131	5.4		4.7	140	5.5		4.7	176	8.7		4.6
Other	17	.7		.4	11	.4		.4	12	.6		.4

Total consumer other	148	6.1		5.1	151	5.9		5.1	188	9.3		5.0

Total consumer loans	454	18.7		29.5	462	18.2		28.7	383	19.0		25.4

Total loans	$2,425	100.0	%(a)	100.0%	$2,534	100.0	%(a)	100.0%	$2,016	100.0	%(a)	100.0%

(a)	Excludes allocations of the allowance for loan losses in the amount of $145 million, $157 million and $170 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, related to the discontinued operations of the education lending business.
Our provision for loan losses was $413 million for the first quarter of 2010, compared to $847 million for the year-ago quarter. Our net loan charge-offs for the first quarter of 2010 exceeded the provision for loan losses by $109 million. As previously reported, we have undertaken a process to reduce exposure in the residential properties segment of our construction loan portfolio through the sale of certain loans.
Net loan charge-offs. Net loan charge-offs for the first quarter of 2010 totaled $522 million, or 3.67% of average loans from continuing operations. These results compare to net charge-offs of $460 million, or 2.60%, for the same period last year. Figure 31 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 32.
Over the past twelve months, net charge-offs in the commercial loan portfolio rose by $35 million, due primarily to commercial real estate related credits within the Real Estate Capital and Corporate Banking Services line of business. Net charge-offs for this line of business rose by $34 million from the first quarter of 2009 while decreasing $183 million from the fourth quarter 2009. Net charge-offs for this line of business included $131 million of net charge-offs recorded on two specific customer relationships during the fourth quarter of 2009. Compared to the fourth quarter of 2009, net loan charge-offs in the commercial loan portfolio decreased by $193 million. The decrease was attributable to declines in both the commercial, financial and agricultural, and real estate commercial mortgage and construction categories. As shown in Figure 34, our exit loan portfolio accounted for $153 million, or 29%, of total net loan charge-offs for the first quarter of 2010. We expect net charge-offs to remain elevated in 2010; however, we do expect that they will trend downward as we progress throughout the year.

Figure 31. Net Loan Charge-offs from Continuing Operations

	2010	2009
dollars in millions	First	Fourth	Third	Second	First

Commercial, financial and agricultural	$126	$218	$168	$168	$232
Real estate — commercial mortgage	106	165	81	87	21
Real estate — construction	157	181	216	133	104
Commercial lease financing	21	39	27	22	18

Total commercial loans	410	603	492	410	375
Home equity — Community Banking	30	27	25	24	17
Home equity — Other	17	19	20	18	15
Marine	38	33	25	29	32

Other	27	26	25	21	21

Total consumer loans	112	105	95	92	85

Total net loan charge-offs	$522	$708	$587	$502	$460

Net loan charge-offs to average loans	3.67%	4.64%	3.59%	2.93%	2.60%
Net loan charge-offs from discontinued operations — education lending business	$36	$36	$38	$37	$32

Figure 32. Summary of Loan Loss Experience from Continuing Operations

	Three months ended March 31,
dollars in millions	2010	2009

Average loans outstanding	$57,628	$71,612

Allowance for loan losses at beginning of period	$2,534	$1,629
Loans charged off:
Commercial, financial and agricultural	139	244

Real estate — commercial mortgage	109	22
Real estate — construction	157	104

Total commercial real estate loans (a)	266	126
Commercial lease financing	25	22

Total commercial loans	430	392
Real estate — residential mortgage	7	3
Home equity:
Community Banking	31	18
Other	18	15

Total home equity loans	49	33
Consumer other — Community Banking	18	14
Consumer other:
Marine	48	39
Other	5	6

Total consumer other	53	45

Total consumer loans	127	95

Total loans charged off	557	487

Recoveries:
Commercial, financial and agricultural	13	12

Real estate — commercial mortgage	3	1
Commercial lease financing	4	4

Total commercial loans	20	17
Home equity:
Community Banking	1	1
Other	1	—

Total home equity loans	2	1
Consumer other — Community Banking	2	1
Consumer other:
Marine	10	7
Other	1	1

Total consumer other	11	8

Total consumer loans	15	10

Total recoveries	35	27

Net loans charged off	(522)	(460)
Provision for loan losses	413	847

Allowance for loan losses at end of period	$2,425	$2,016

Liability for credit losses on lending-related commitments at beginning of period	$121	$54
Provision (credit) for losses on lending-related commitments	(2)	—

Liability for credit losses on lending-related commitments at end of period (b)	$119	$54

Total allowance for credit losses at end of period	$2,544	$2,070

Net loan charge-offs to average loans	3.67%	2.60%
Allowance for loan losses to period-end loans	4.34	2.88
Allowance for credit losses to period-end loans	4.55	2.96
Allowance for loan losses to nonperforming loans	117.43	116.20
Allowance for credit losses to nonperforming loans	123.20	119.31

Discontinued operations — education lending business:
Loans charged off	$37	$33
Recoveries	1	1

Net loan charge-offs	$(36)	$(32)

(a)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets. Figure 33 shows the composition of our nonperforming assets. These assets totaled $2.4 billion at March 31, 2010, and represented 4.31% of portfolio loans, OREO and other nonperforming assets, compared to $2.5 billion, or 4.25%, at December 31, 2009, and $2.0 billion, or 2.84%, at March 31, 2009. See Note 1 under the headings “Impaired and Other Nonaccrual Loans” and “Allowance for Loan Losses” beginning on page 81 of our 2009 Annual Report to Shareholders for a summary of our nonaccrual and charge-off policies.
Figure 33. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

	March 31,	December 31,	September 30,	June 30,	March 31,
dollars in millions	2010	2009	2009	2009	2009

Commercial, financial and agricultural	$558	$586	$679	$700	$595

Real estate — commercial mortgage	579	614	566	454	310
Real estate — construction	607	641	702	716	546

Total commercial real estate loans	1,186	1,255	1,268	1,170	856
Commercial lease financing	99	113	131	122	109

Total commercial loans	1,843	1,954	2,078	1,992	1,560
Real estate — residential mortgage	72	73	68	46	39
Home equity:
Community Banking	111	107	103	101	91
Other	18	21	21	20	19

Total home equity loans	129	128	124	121	110
Consumer other — Community Banking	4	4	4	5	3
Consumer other:
Marine	16	26	15	19	21
Other	1	2	1	2	2

Total consumer other	17	28	16	21	23

Total consumer loans	222	233	212	193	175

Total nonperforming loans	2,065	2,187	2,290	2,185	1,735

Nonperforming loans held for sale	195	116	304	145	72

OREO	175	191	187	182	147
Allowance for OREO losses	(45)	(23)	(40)	(11)	(4)

OREO, net of allowance	130	168	147	171	143

Other nonperforming assets	38	39	58	47	44

Total nonperforming assets	$2,428	$2,510	$2,799	$2,548	$1,994

Accruing loans past due 90 days or more	$434	$331	$375	$552	$435
Accruing loans past due 30 through 89 days	639	933	1,071	1,081	1,313
Restructured loans included in nonperforming loans (a)	226	364	65	7	—
Nonperforming assets from discontinued operations — education lending business	43	14	12	3	3
Nonperforming loans to year-end portfolio loans	3.69%	3.72%	3.68%	3.25%	2.48%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	4.31	4.25	4.46	3.77	2.84

(a)	Restructured loans (i.e. troubled debt restructurings) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.
As shown in Figure 33, nonperforming assets decreased during the first quarter of 2010 which represents the second consecutive quarterly decline. Most of the reduction came from nonperforming loans and OREO in the commercial real estate lines of business. These reductions were offset in part by an increase in nonperforming loans held for sale. The increase in nonperforming loans held for sale reflects the actions we are taking to reduce our exposure in the commercial real estate and institutional portfolios through the sale of selected assets. As shown in Figure 34, our exit loan portfolio accounted for $499 million, or 21%, of total nonperforming assets at March 31, 2010, compared to $599 million, or 30%, at March 31, 2009.
At March 31, 2010, the carrying amount of our commercial nonperforming loans outstanding represented 71% of their original face value, and total nonperforming loans outstanding represented 73% of their face value. At the same date, OREO represented 54% of its original face value, while loans held for sale and other nonperforming assets in the aggregate represented 54% of their face value. In total, we have recorded approximately $1.1 billion in charge-offs and write-downs against our nonperforming assets since the beginning of 2009.
At March 31, 2010, our 20 largest nonperforming loans totaled $558 million, representing 26% of total loans on nonperforming status.
Figure 34 shows the composition of our exit loan portfolio at March 31, 2010 and December 31, 2009, the net charge-offs recorded on this portfolio for the first quarter of 2010 and the fourth quarter of 2009, and the nonperforming status of these loans at March 31, 2010 and December 31, 2009. At March 31, 2010, the exit loan portfolio represented 12% of total loans and loans held for sale.
Figure 34. Exit Loan Portfolio from Continuing Operations

							Balance on
	Balance			Change	Net Loan		Nonperforming
	Outstanding			3-31-10 vs.	Charge-offs		Status
in millions	3-31-10		12-31-09	12-31-09	1Q10	4Q09	3-31-10	12-31-09

Residential properties — homebuilder	$269		$379	$(110)	$44	$53	$167	$211
Residential properties — held for sale	40		52	(12)	—	—	40	52

Total residential properties	309		431	(122)	44	53	207	263
Marine and RV floor plan	339		427	(88)	28	16	66	93
Commercial lease financing (a)	2,685		2,875	(190)	22	17	191	195

Total commercial loans	3,333		3,733	(400)	94	86	464	551
Home equity — Other	795		838	(43)	17	19	18	20
Marine	2,636		2,787	(151)	38	33	16	26
RV and other consumer	201		216	(15)	4	3	1	2

Total consumer loans	3,632		3,841	(209)	59	55	35	48

Total exit loans in loan portfolio	$6,965		$7,574	$(609)	$153	$141	$499	$599

Discontinued operations — education lending business	$6,268	(b)	$3,957	$2,311	$36	$36	$42	$13

(a)	Includes the business aviation, commercial vehicle, office products, construction and industrial leases, and Canadian lease financing portfolios; and all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts consolidated upon the adoption of new consolidation accounting guidance on January 1, 2010.

Figure 35 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2009, total commitments and loans outstanding in this sector have declined by $1.8 billion and $1.2 billion, respectively.
The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 36. As shown in this figure, nonperforming loans experienced a second quarterly decrease as loans placed on nonaccrual decreased and loans returned to accrual status increased from the fourth quarter of 2009.
Figure 35. Commercial, Financial and Agricultural Loans

				Nonperforming Loans
March 31, 2010	Total		Loans		Percent of Loans
dollars in millions	Commitments	(a)	Outstanding	Amount	Outstanding

Industry classification:
Services	$9,451		$3,740	$79	2.1%
Manufacturing	7,844		2,724	85	3.1
Public utilities	4,388		725	—	—
Wholesale trade	3,089		1,186	26	2.2
Financial services	2,820		1,462	36	2.5
Retail trade	2,137		841	24	2.9
Property management	1,982		1,103	43	3.9
Dealer floor plan	1,779		1,157	62	5.4
Building contractors	1,444		625	76	12.2
Transportation	1,323		873	83	9.5
Mining	1,290		533	13	2.4
Agriculture/forestry/fishing	873		489	20	4.1
Public administration	616		270	—	—
Communications	546		212	—	—
Insurance	512		44	—	—
Individuals	46		44	6	13.6
Other	2,089		1,987	5	.3

Total	$42,229		$18,015	$558	3.1%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 36. Summary of Changes in Nonperforming Loans from Continuing Operations

	2010	2009
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$2,187	$2,290	$2,185	$1,735	$1,221
Loans placed on nonaccrual status	746	1,141	1,160	1,227	1,166
Charge-offs	(557)	(750)	(619)	(540)	(487)
Loans sold	(15)	(70)	(4)	(12)	(15)
Payments	(102)	(237)	(294)	(142)	(105)
Transfers to OREO	(20)	(98)	(91)	(45)	(32)
Transfers to nonperforming loans held for sale	(59)	(23)	(5)	(30)	—
Transfers to other nonperforming assets	(3)	(4)	(29)	—	—
Loans returned to accrual status	(112)	(62)	(13)	(8)	(13)

Balance at end of period	$2,065	$2,187	$2,290	$2,185	$1,735

Figure 37. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2010	2009
dollars in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$116	$304	$145	$72	$88
Transfers in	129	71	216	79	2
Loans sold	(38)	(228)	(45)	(1)	—
Transfers to OREO	(6)	—	—	(1)	(12)
Valuation adjustments	(6)	(15)	(10)	(4)	(6)
Loans returned to accrual status / other	—	(16)	(2)	—	—

Balance at end of period	$195	$116	$304	$145	$72

Factors that contributed to the change in our OREO during each of the last five quarters are summarized in Figure 38. As shown in this figure, the decrease in the first quarter of 2010 was attributable to properties acquired, sales and valuation adjustments.
Figure 38. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing
Operations

	2010	2009
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$168	$147	$171	$143	$107
Properties acquired	26	98	91	46	44
Valuation adjustments	(28)	(12)	(36)	(9)	(3)
Properties sold	(36)	(65)	(79)	(9)	(5)

Balance at end of period	$130	$168	$147	$171	$143

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
We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules and regulations, and to improve the oversight of our operational risk. For example, a loss-event database tracks the amounts and sources of operational losses. This tracking mechanism helps to identify weaknesses and to highlight the need to take corrective action. We also rely upon software programs designed to assist in monitoring our control processes. This technology has enhanced the reporting of the effectiveness of our controls to senior management and the Board of Directors.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
The information presented in the “Market risk management” section of the Management’s Discussion & Analysis of Financial Condition & Results of Operations, is incorporated herein by reference.
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
PART II. OTHER INFORMATION
Item 1A. Risk Factors
An investment in our Common Shares or debt, or other securities is subject to risks inherent to our business and our industry. Before making an investment decision, you should carefully consider the risks and uncertainties described below relating to recent developments and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009, together with all of the other information included or incorporated by reference in this report. Although we have significant risk management policies, procedures and practices aimed at mitigating uncertainties, these risks may nevertheless impair our business operations. These risks are not the only ones that we face. This report is qualified in its entirety by these risk factors.
IF ANY OF THE FOLLOWING RISK FACTORS (OR THOSE INCORPORATED BY REFERENCE AS INDICATED ABOVE) ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND/OR ACCESS TO LIQUIDITY AND/OR CREDIT COULD BE MATERIALLY AND ADVERSELY AFFECTED (“MATERIAL ADVERSE EFFECT ON US”). IF THIS WERE TO HAPPEN, THE VALUE OF OUR SECURITIES — COMMON SHARES, SERIES A PREFERRED STOCK, SERIES B AND OUR TRUST PREFERRED SECURITIES — COULD DECLINE, PERHAPS SIGNIFICANTLY, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.
RISKS RELATED TO RECENT DEVELOPMENTS
Our credit ratings could be adversely affected by the enactment of financial regulatory reforms, which could alter assumptions about systemic support of financial institutions during crises.
On April 27, 2010, Moody’s, a credit rating agency that rates KeyCorp and KeyBank debt securities, indicated that, if enacted into law, the American Financial Stability Act of 2010 currently proposed by Senator Christopher Dodd could result in lower debt and deposit ratings for seventeen U.S. banks, including KeyBank, because the legislation could weaken Moody’s current assumptions regarding the probability that the U.S. government would support the largest, most systemically important financial institutions, and it could possibly enhance the ability of regulators to unwind large, interconnected financial institutions. In addition, current regulatory reforms proposed by Senator Dodd would also propose certain limitations on bank activities that may weaken the earnings power of some banks. Moody’s has publicly reported that KeyCorp holding company (parent) ratings do not currently benefit from any “uplift” as a result of a systemic support assumption by Moody’s. However, KeyBank’s long-term deposit and senior debt ratings were identified as receiving a one notch “uplift” due to Moody’s assumption about systemic support; the average uplift for long-term deposits and senior debt among the seventeen banks identified by Moody’s was 1.88. Accordingly, should financial regulatory reform affect Moody’s assumptions, KeyBank’s credit ratings could be negatively affected and, in turn, KeyBank’s liquidity, which could have a Material Adverse Affect on Us.

Financial regulatory reform proposals have continued to focus on reducing the risks posed by large financial institutions to the financial system. Should regulatory reform succeed, as one of the top nineteen banking organizations in the country, we could be competitively disadvantaged.
Currently, Congress and federal regulatory agencies are debating various regulatory proposals, which aim to reduce the risk to the financial system by increasing regulation and certain limits on larger financial institutions. Various regulatory reform proposals seek (i) to limit the scope of financial institutions and ensure that a bank will not own, invest in or sponsor a hedge fund or a private equity fund, or have proprietary trading operations unrelated to its service of its customers for its own profit; and (ii) limit further consolidation of the financial sector. More recently, Senator Dodd has proposed to create a new independent consumer protection agency, housed at the Federal Reserve, with authority to ensure that American consumers get clear, accurate information concerning financial products and a mandate to protect consumers from hidden fees, abusive terms, and deceptive practices. As described above, the proposed reforms also would revise the Federal Reserve’s authority to allow it to provide system-wide support in crises but to restrict it from supporting individual firms in certain ways. Furthermore, regulatory reform could place additional costs on larger institutions, and place large financial institutions, like us, at a competitive disadvantage in the market place. Additionally, reform could affect the behaviors of third parties that we deal with in the course of our business, such as rating agencies and investors. While it is difficult to predict if regulatory reform will occur and the extent or nature of regulatory reform, heightened regulatory practices, requirements or expectations resulting from the financial crisis, could affect us in substantial and unpredictable ways, and could have a Material Adverse Effect on Us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Key’s repurchases of its Common Shares for the three months ended March 31, 2010.

			Total Number of Shares	Maximum number of
			Purchased as Part of	shares that may yet be
	Total number of shares	Average price	Publicly Announced	purchased under the plans
Calendar month	repurchased (a)	paid per share	Plans or Programs (b)	or programs (b)
January	24,889	$6.82	—	$13,922,496
February	24,510	$6.85	—	$13,922,496
March	202,319	$7.26	—	$13,922,496
Total	251,718	$7.18	—	$13,922,496

(a)	Represents common shares acquired from employees in connection with Key’s stock compensation plans.

(b)	During the first quarter of 2010, Key did not make any repurchases pursuant to any publicly announced plan or program to repurchase its Common Stock; the total Common Shares purchased represents shares deemed surrendered to Key to satisfy certain employee elections under its compensation and benefit programs. As such, there has been no change in the maximum number of shares that may yet be purchased under the plans or programs.

Item 5. Exhibits
10.1	Form of Officer Grants (Award of Restricted Stock February 2010).
15	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.
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

KEYCORP (Registrant)
Date: May 6, 2010	/s/ Robert L. Morris
By: Robert L. Morris
Executive Vice President and Chief Accounting Officer