Form 10-Q
period 2010-06-30
KEYCORP /NEW/
filed 2010-08-06
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
(216) 689-3000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	880,282,505 Shares

(Title of class)	(Outstanding at July 30, 2010)

KEYCORP

Throughout the Notes to Consolidated Financial Statements and Management’s Discussion & Analysis of
Financial Condition & Results of Operations, we use certain acronyms and abbreviations which are defined in Note 1 (“Basis of Presentation”), which begins on page 9.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
in millions, except share data	2010	2009	2009
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$591	$471	$706
Short-term investments	1,984	1,743	3,487
Trading account assets	1,014	1,209	771
Securities available for sale	19,773	16,641	11,988
Held-to-maturity securities (fair value: $19, $24 and $25)	19	24	25
Other investments	1,415	1,488	1,450
Loans, net of unearned income of $1,641, $1,770 and $1,994	53,334	58,770	67,167
Less: Allowance for loan losses	2,219	2,534	2,339

Net loans	51,115	56,236	64,828
Loans held for sale	699	443	761
Premises and equipment	872	880	858
Operating lease assets	589	716	842
Goodwill	917	917	917
Other intangible assets	42	50	104
Corporate-owned life insurance	3,109	3,071	3,016
Derivative assets	1,153	1,094	1,182
Accrued income and other assets (including $134 of consolidated LIHTC guaranteed funds VIEs, see Note 7) (a)	4,061	4,096	2,775
Discontinued assets (including $3,285 of consolidated education loan securitization trusts VIEs at fair value, see Note 7) (a)	6,814	4,208	4,082

Total assets	$94,167	$93,287	$97,792

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$25,526	$24,341	$23,939
Savings deposits	1,883	1,807	1,795
Certificates of deposit ($100,000 or more)	8,476	10,954	13,486
Other time deposits	10,430	13,286	15,055

Total interest-bearing	46,315	50,388	54,275
Noninterest-bearing	15,226	14,415	12,873
Deposits in foreign office — interest-bearing	834	768	632

Total deposits	62,375	65,571	67,780
Federal funds purchased and securities sold under repurchase agreements	2,836	1,742	1,530
Bank notes and other short-term borrowings	819	340	1,710
Derivative liabilities	1,321	1,012	528
Accrued expense and other liabilities	2,154	2,007	1,600
Long-term debt	10,451	11,558	13,462
Discontinued liabilities (including $3,135 of consolidated education loan securitization trusts VIEs at fair value, see Note 7) (a)	3,139	124	122

Total liabilities	83,095	82,354	86,732

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.750% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839 and 2,904,839 shares	291	291	291
Fixed-Rate Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation preference; authorized and issued 25,000 shares	2,438	2,430	2,422
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 946,348,435, 946,348,435 and 865,070,221 shares	946	946	865
Common stock warrant	87	87	87
Capital surplus	3,701	3,734	3,292
Retained earnings	5,118	5,158	5,878
Treasury stock, at cost (65,833,721, 67,813,492 and 67,824,373 shares)	(1,914)	(1,980)	(1,984)
Accumulated other comprehensive income (loss)	153	(3)	—

Key shareholders’ equity	10,820	10,663	10,851
Noncontrolling interests	252	270	209

Total equity	11,072	10,933	11,060

Total liabilities and equity	$94,167	$93,287	$97,792

(a)	Assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated education loan securitization trusts VIEs.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2010	2009	2010	2009

INTEREST INCOME
Loans	$677	$819	$1,387	$1,659
Loans held for sale	5	8	9	16
Securities available for sale	154	89	304	189
Held-to-maturity securities	—	—	1	1
Trading account assets	10	13	21	26
Short-term investments	2	3	4	6
Other investments	13	13	27	25

Total interest income	861	945	1,753	1,922

INTEREST EXPENSE
Deposits	188	296	400	596
Federal funds purchased and securities sold under repurchase agreements	2	1	3	2
Bank notes and other short-term borrowings	4	4	7	10
Long-term debt	50	75	101	156

Total interest expense	244	376	511	764

NET INTEREST INCOME	617	569	1,242	1,158
Provision for loan losses	228	823	641	1,670

Net interest income (expense) after provision for loan losses	389	(254)	601	(512)

NONINTEREST INCOME
Trust and investment services income	112	119	226	229
Service charges on deposit accounts	80	83	156	165
Operating lease income	43	59	90	120
Letter of credit and loan fees	42	44	82	82
Corporate-owned life insurance income	28	25	56	52
Net securities gains (losses) (a)	(2)	125	1	111
Electronic banking fees	29	27	56	51
Gains on leased equipment	2	36	10	62
Insurance income	19	16	37	34
Net gains (losses) from loan sales	25	(3)	29	4
Net gains (losses) from principal investing	17	(6)	54	(78)
Investment banking and capital markets income (loss)	31	14	40	31
Gain from sale/redemption of Visa Inc. shares	—	—	—	105
Gain related to exchange of common shares for capital securities	—	95	—	95
Other income	66	72	105	121

Total noninterest income	492	706	942	1,184

NONINTEREST EXPENSE
Personnel	385	375	747	734
Net occupancy	64	63	130	129
Operating lease expense	35	49	74	99
Computer processing	47	48	94	95
Professional fees	41	46	79	80
FDIC assessment	33	70	70	100
OREO expense, net	22	15	54	21
Equipment	26	25	50	47
Marketing	16	17	29	31
Provision (credit) for losses on lending-related commitments	(10)	11	(12)	11
Intangible asset impairment	—	—	—	196
Other expense	110	136	239	239

Total noninterest expense	769	855	1,554	1,782
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	112	(403)	(11)	(1,110)
Income taxes	11	(176)	(71)	(414)

INCOME (LOSS) FROM CONTINUING OPERATIONS	101	(227)	60	(696)
Income (loss) from discontinued operations, net of taxes, of ($17), ($8), ($15) and ($14) (see Note 16)	(27)	4	(25)	(25)

NET INCOME (LOSS)	74	(223)	35	(721)
Less: Net income (loss) attributable to noncontrolling interests	4	3	20	(7)

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$70	$(226)	$15	$(714)

Income (loss) from continuing operations attributable to Key common shareholders	$56	$(394)	$(42)	$(901)
Net income (loss) attributable to Key common shareholders	29	(390)	(67)	(926)

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.06	$(.68)	$(.05)	$(1.68)
Income (loss) from discontinued operations, net of taxes	(.03)	.01	(.03)	(.05)
Net income (loss) attributable to Key common shareholders	.03	(.68)	(.08)	(1.73)

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.06	$(.68)	$(.05)	$(1.68)
Income (loss) from discontinued operations, net of taxes	(.03)	.01	(.03)	(.05)
Net income (loss) attributable to Key common shareholders	.03	(.68)	(.08)	(1.73)

Cash dividends declared per common share	$.01	$.01	$.02	$.0725

Weighted-average common shares outstanding (000)	874,664	576,883	874,526	535,080
Weighted-average common shares and potential common shares outstanding (000)	874,664	576,883	874,526	535,080

(a)	For the three months ended June 30, 2010, Key had $4 million in impairment losses related to securities, which were recognized in earnings. For the three months ended June 30, 2009, impairment losses totaled $7 million, of which $1 million was recognized in equity as a component of AOCI. (see Note 4)
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
									Accumulated
	Preferred Stock	Common Shares			Common			Treasury	Other
	Outstanding	Outstanding	Preferred	Common	Stock	Capital	Retained	Stock,	Comprehensive	Noncontrolling	Comprehensive
dollars in millions, except per share amounts	(000)	(000)	Stock	Shares	Warrant	Surplus	Earnings	at Cost	Income (Loss)	Interests	Income (Loss)

BALANCE AT DECEMBER 31, 2008	6,600	495,002	$3,072	$584	$87	$2,553	$6,727	$(2,608)	$65	$201
Net income (loss)							(714)			(7)	$(721)
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($23)									(38)		(38)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($37)									(61)		(61)
Net contribution to noncontrolling interests										15	15
Foreign currency translation adjustments									21		21
Net pension and postretirement benefit costs, net of income taxes									13		13

Total comprehensive income (loss)											$(771)

Deferred compensation						15
Cash dividends declared on common shares ($.0725 per share)							(37)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($3.875 per share)							(22)
Cash dividends accrued on Cumulative Series B
Preferred Stock (5% per annum)							(63)
Amortization of discount on Series B Preferred Stock			8				(8)
Common shares issued		205,439		206		781
Common shares exchanged for Series A Preferred Stock	(3,670)	46,602	(367)	29		(167)	(5)	508
Common shares exchanged for capital securities		46,338		46		196
Common shares reissued for stock options and other employee benefit plans		3,865				(86)		116

BALANCE AT JUNE 30, 2009	2,930	797,246	$2,713	$865	$87	$3,292	$5,878	$(1,984)	—	$209

BALANCE AT DECEMBER 31, 2009	2,930	878,535	$2,721	$946	$87	$3,734	$5,158	$(1,980)	$(3)	$270
Cumulative effect adjustment to beginning balance of Retained Earnings							45				$45
Net income (loss)							15			20	35
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $136									230		230
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($39)									(66)		(66)
Net distribution from noncontrolling interests										(38)	(38)
Foreign currency translation adjustments									(19)		(19)
Net pension and postretirement benefit costs, net of income taxes									11		11

Total comprehensive income (loss)											$198

Deferred compensation						9
Cash dividends declared on common shares ($.02 per share)							(18)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($3.875 per share)							(12)
Cash dividends accrued on Cumulative Series B
Preferred Stock (5% per annum)							(62)
Amortization of discount on Series B Preferred Stock			8				(8)
Common shares reissued for stock options and other employee benefit plans		1,980				(42)		66

BALANCE AT JUNE 30, 2010	2,930	880,515	$2,729	$946	$87	$3,701	$5,118	$(1,914)	$153	$252

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
in millions	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$35	$(721)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	641	1,670
Depreciation and amortization expense	173	201
Intangible assets impairment	—	196
Net losses (gains) from principal investing	(54)	78
Net losses (gains) from loan sales	(29)	(4)
Deferred income taxes	(66)	(413)
Net securities losses (gains)	(1)	(111)
Gain from sale/redemption of Visa Inc. shares	—	(105)
Gain related to exchange of common shares for capital securities	—	(95)
Gains on leased equipment	(10)	(62)
Gain from sale of Key’s claim associated with the Lehman	—	(32)
Provision for losses on LIHTC guaranteed funds	—	16
Provision (credit) for losses on lending-related commitments	(12)	11
Net decrease (increase) in loans held for sale excluding transfers from continuing operations	(48)	(180)
Net decrease (increase) in trading account assets	195	509
Other operating activities, net	729	(84)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,553	874
INVESTING ACTIVITIES
Proceeds from sale/redemption of Visa Inc. shares	—	105
Net decrease (increase) in short-term investments	(241)	1,734
Purchases of securities available for sale	(4,453)	(8,031)
Proceeds from sales of securities available for sale	32	2,957
Proceeds from prepayments and maturities of securities available for sale	1,676	1,404
Purchases of held-to-maturity securities	(2)	(6)
Proceeds from prepayments and maturities of held-to-maturity securities	4	6
Purchases of other investments	(60)	(82)
Proceeds from sales of other investments	88	14
Proceeds from prepayments and maturities of other investments	53	41
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	3,882	4,581
Proceeds from loan sales	293	80
Purchases of premises and equipment	(54)	(73)
Proceeds from sales of premises and equipment	1	2
Proceeds from sales of other real estate owned	79	12

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,298	2,744
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(3,196)	2,653
Net increase (decrease) in short-term borrowings	1,573	(6,794)
Net proceeds from issuance of long-term debt	18	455
Payments on long-term debt	(1,034)	(1,331)
Net proceeds from issuance of common shares and preferred stock	—	987
Tax benefits over (under) recognized compensation cost for stock-based awards	—	(5)
Cash dividends paid	(92)	(122)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,731)	(4,157)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	120	(539)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	471	1,245

CASH AND DUE FROM BANKS AT END OF PERIOD	$591	$706

Additional disclosures relative to cash flows:
Interest paid	$528	$799
Income taxes paid (refunded)	(157)	(109)
Noncash items:
Loans transferred to portfolio from held for sale	—	$92
Loans transferred to held for sale from portfolio	$208	47
Loans transferred to other real estate owned	99	91

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
Austin: Austin Capital Management, Ltd.
CMO: Collateralized mortgage obligation.
Common Shares: Common Shares, $1 par value.
CPP: Capital Purchase Program of the U.S. Treasury.
DIF: Deposit Insurance Fund.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act
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
TARP: Troubled Assets Relief Program
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
The consolidated financial statements include any voting rights entities in which we have a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, we also consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 7 (“Variable Interest Entities”) for information on our involvement with VIEs.
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
Based on our review of impairment indicators during the first and second quarters of 2010, we determined that further reviews of goodwill recorded in our Community Banking unit were necessary. These reviews indicated the estimated fair value of the Community Banking unit continued to exceed its carrying amount at both June 30, 2010 and March 31, 2010. No further impairment testing was required. There was no goodwill associated with our National Banking unit at either June 30, 2010 or March 31, 2010.
Offsetting Derivative Positions
In accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet, we take into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. Additional information regarding derivative offsetting is provided in Note 14 (“Derivatives and Hedging Activities”).
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
In conjunction with our prospective adoption of this guidance on January 1, 2010, we consolidated our education loan securitization trusts (classified as discontinued assets and liabilities), thereby adding $2.8 billion in assets and liabilities to our balance sheet, of which $2.6 billion were loans.
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
Accounting Guidance Pending Adoption at June 30, 2010
Credit quality disclosures. In July 2010, the FASB issued new accounting guidance which requires additional disclosures about the credit quality of financing receivables (i.e. loans) and the allowance for credit losses. Most of these additional disclosures will be required for interim and annual reporting periods ending on or after December 15, 2010 (effective December 31, 2010, for us). Specific items regarding activity that occurred before the issuance of this accounting guidance, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010 (January 1, 2011, for us).

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
2. Earnings Per Common Share
Our basic and diluted earnings per common share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2010	2009	2010	2009

EARNINGS
Income (loss) from continuing operations	$101	$(227)	$60	$(696)
Less: Net income (loss) attributable to noncontrolling interests	4	3	20	(7)

Income (loss) from continuing operations attributable to Key	97	(230)	40	(689)
Less: Dividends on Series A Preferred Stock	6	15	12	27
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	114	—	114
Cash dividends on Series B Preferred Stock	31	31	62	63
Amortization of discount on Series B Preferred Stock	4	4	8	8

Income (loss) from continuing operations attributable to Key common shareholders	56	(394)	(42)	(901)
Income (loss) from discontinued operations, net of taxes (a)	(27)	4	(25)	(25)

Net income (loss) attributable to Key common shareholders	$29	$(390)	$(67)	$(926)

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	874,664	576,883	874,526	535,080
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	—	—	—	—

Weighted-average common shares and potential common shares outstanding (000)	874,664	576,883	874,526	535,080

EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.06	$(.68)	$(.05)	$(1.68)
Income (loss) from discontinued operations, net of taxes (a)	(.03)	.01	(.03)	(.05)
Net income (loss) attributable to Key common shareholders	.03	(.68)	(.08)	(1.73)

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.06	$(.68)	$(.05)	$(1.68)
Income (loss) from discontinued operations, net of taxes (a)	(.03)	.01	(.03)	(.05)
Net income (loss) attributable to Key common shareholders — assuming dilution	.03	(.68)	(.08)	(1.73)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the six-month period ended June 30, 2010, was primarily attributable to fair value adjustments related to the education lending securitization trusts. Included in the loss from discontinued operations for the six-month period ended June 30, 2009, is a charge for intangible assets impairment related to Austin.

3. Line of Business Results
The specific lines of business that comprise each of the major business groups (operating segments) are described below. During the first quarter of 2010, we re-aligned our reporting structure for our business groups. Prior to 2010, Consumer Finance consisted mainly of portfolios which were identified as exit or run-off portfolios and were included in our National Banking segment. For all periods presented, we are reflecting the results of these exit portfolios in Other Segments. The automobile dealer floor-plan business, previously included in Consumer Finance, has been re-aligned with the Commercial Banking line of business within the Community Banking segment. Our tuition processing business was moved from Consumer Finance to Global Treasury Management within Real Estate Capital and Corporate Banking Services. In addition, other previously identified exit portfolios included in the National Banking segment have been moved to Other Segments.
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
Institutional and Capital Markets, through its Victory Capital Management unit, also manages or offers advice regarding investment portfolios for a national client base, including corporations, labor unions, not-for-profit organizations, governments and individuals. These portfolios may be managed in separate accounts, common funds or the Victory family of mutual funds.
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
The table on the following pages shows selected financial data for each major business group for the three- and six- month periods ended June 30, 2010 and 2009. This table is accompanied by supplementary information for each of the lines of business that make up these groups. The information was derived from the internal financial reporting system that we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way we use our judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable with line of business results presented by other companies.
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

Three months ended June 30,	Community Banking			National Banking
dollars in millions	2010	2009		2010	2009

SUMMARY OF OPERATIONS
Net interest income (TE)	$408	$437		$199	$234
Noninterest income	199	193		210	211

Total revenue (TE) (a)	607	630		409	445
Provision (credit) for loan losses	121	199		99	494
Depreciation and amortization expense	9	11		25	31
Other noninterest expense	446	485		234	261

Income (loss) from continuing operations before income taxes (TE)	31	(65)		51	(341)
Allocated income taxes and TE adjustments	(1)	(35)		18	(129)

Income (loss) from continuing operations	32	(30)		33	(212)
Income (loss) from discontinued operations, net of taxes	—	—		—	—

Net income (loss)	32	(30)		33	(212)
Less: Net income (loss) attributable to noncontrolling interests	—	—		—	(1)

Net income (loss) attributable to Key	$32	$(30)		$33	$(211)

AVERAGE BALANCES (b)
Loans and leases	$27,218	$30,305		$20,948	$28,586
Total assets (a)	30,292	33,162		24,781	34,798
Deposits	50,421	52,786		12,474	13,019

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$148	$114		$173	$252
Return on average allocated equity (b)	3.46%	(3.30	) %	3.92%	(21.47	) %
Return on average allocated equity	3.46	(3.30)		3.92	(21.47)
Average full-time equivalent employees (e)	8,246	8,709		2,327	2,545

Six months ended June 30,	Community Banking			National Banking
dollars in millions	2010	2009		2010	2009

SUMMARY OF OPERATIONS
Net interest income (TE)	$821	$859		$396	$456
Noninterest income	386	381		389	410

Total revenue (TE) (a)	1,207	1,240		785	866
Provision (credit) for loan losses	263	340		260	1,005
Depreciation and amortization expense	18	22		51	63
Other noninterest expense	904	941		479	657	(c)

Income (loss) from continuing operations before income taxes (TE)	22	(63)		(5)	(859)
Allocated income taxes and TE adjustments	(16)	(44)		(5)	(251)

Income (loss) from continuing operations	38	(19)		—	(608)
Income (loss) from discontinued operations, net of taxes	—	—		—	—

Net income (loss)	38	(19)		—	(608)
Less: Net income (loss) attributable to noncontrolling interests	—	—		—	(3)

Net income (loss) attributable to Key	$38	$(19)		—	$(605)

AVERAGE BALANCES (b)
Loans and leases	$27,492	$30,787		$21,690	$29,141
Total assets (a)	30,581	33,664		25,521	35,999
Deposits	50,937	52,223		12,445	12,496

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$264	$203		$424	$492
Return on average allocated equity (b)	2.06%	(1.06	) %	—	(30.83	) %
Return on average allocated equity	2.06	(1.06)		—	(30.83)
Average full-time equivalent employees (e)	8,217	8,823		2,348	2,583

(a)	Substantially all revenue generated by our major business groups is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by our major business groups, are located in the United States.

(b)	From continuing operations.

(c)	Other Segments’ results for the second quarter of 2009 include net gains of $125 million ($78 million after tax) in connection with the repositioning of the securities portfolio and a $95 million ($59 million after tax) gain related to the exchange of Key common shares for capital securities.

(d)	Reconciling Items for the second quarter of 2009 include a $32 million ($20 million after tax) gain from the sale of Key’s claim associated with the Lehman Brothers’ bankruptcy.

(e)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments		Total Segments			Reconciling Items		Key
2010	2009	2010	2009		2010	2009	2010	2009

$9	$(91)	$616	$580		$7	$(5)	$623	$575
77	278 (c)	486	682		6	24 (d)	492	706

86	187	1,102	1,262		13	19	1,115	1,281
7	131	227	824		1	(1)	228	823
10	18	44	60		41	40	85	100
33	34	713	780		(29)	(25)	684	755

36	4	118	(402)		—	5	118	(397)
3	(8)	20	(172)		(3)	2	17	(170)

33	12	98	(230)		3	3	101	(227)
—	—	—	—		(27)	4	(27)	4

33	12	98	(230)		(24)	7	74	(223)
4	4	4	3		—	—	4	3

$29	$8	$94	$(233)		$(24)	$7	$70	$(226)

$6,738	$9,765	$54,904	$68,656		$49	$54	$54,953	$68,710
30,583	27,920	85,656	95,880		2,188	608	87,844	96,488
1,574	1,974	64,469	67,779		(60)	(416)	64,409	67,363

$115	$136	$436	$502		$(1)	—	$435	$502
N/M	N/M	4.60%	(10.50	) %	N/M	N/M	3.65%	(9.04	) %
N/M	N/M	4.60	(10.50)		N/M	N/M	2.64	(8.89)
40	87	10,613	11,341		5,052	5,596	15,665	16,937

Other Segments		Total Segments			Reconciling Items		Key
2010	2009	2010	2009		2010	2009	2010	2009

$25	$(132)	$1,242	$1,183		$13	$(13)	$1,255	$1,170
157	282 (c)	932	1,073		10	111 (d)	942	1,184

182	150	2,174	2,256		23	98	2,197	2,354
128	324	651	1,669		(10)	1	641	1,670
21	36	90	121		83	80	173	201
63	73	1,446	1,671		(65)	(90)	1,381	1,581

(30)	(283)	(13)	(1,205)		15	107	2	(1,098)
(31)	(126)	(52)	(421)		(6)	19	(58)	(402)

1	(157)	39	(784)		21	88	60	(696)
—	—	—	—		(25)	(25)	(25)	(25)

1	(157)	39	(784)		(4)	63	35	(721)
20	(4)	20	(7)		—	—	20	(7)

$(19)	$(153)	$19	$(777)		$(4)	$63	$15	$(714)

$7,047	$10,180	$56,229	$70,108		$53	$45	$56,282	$70,153
29,962	27,651	86,064	97,314		2,219	584	88,283	97,898
1,609	1,884	64,991	66,603		(109)	(293)	64,882	66,310

$269	$267	$957	$962		—	—	$957	$962
N/M	N/M	.46%	(17.62	) %	N/M	N/M	.75%	(13.52	) %
N/M	N/M	.46	(17.62)		N/M	N/M	.28	(14.01)
41	97	10,606	11,503		5,112	5,698	15,718	17,201

Supplementary information (Community Banking lines of business)

Three months ended June 30,	Regional Banking			Commercial Banking
dollars in millions	2010	2009		2010	2009

Total revenue (TE)	$494	$527		$113	$103
Provision for loan losses	57	166		64	33
Noninterest expense	409	439		46	57
Net income (loss) attributable to Key	30	(38)		2	8
Average loans and leases	18,405	19,745		8,813	10,560
Average loans held for sale	69	168		1	1
Average deposits	45,234	48,717		5,187	4,069
Net loan charge-offs	82	72		66	42
Net loan charge-offs to average loans	1.79%	1.46%		3.00%	1.60%
Nonperforming assets at period end	$339	$245		$222	$267
Return on average allocated equity	4.90%	(6.60	) %	.64%	2.39%
Average full-time equivalent employees	7,891	8,339		355	370

Six months ended June 30,	Regional Banking			Commercial Banking
dollars in millions	2010	2009		2010	2009

Total revenue (TE)	$985	$1,034		$222	$206
Provision for loan losses	172	234		91	106
Noninterest expense	830	849		92	114
Net income (loss) attributable to Key	14	(10)		24	(9)
Average loans and leases	18,578	19,874		8,914	10,913
Average loans held for sale	75	142		1	2
Average deposits	45,713	48,253		5,224	3,970
Net loan charge-offs	179	125		85	78
Net loan charge-offs to average loans	1.94%	1.27%		1.92%	1.44%
Nonperforming assets at period end	$339	$245		$222	$267
Return on average allocated equity	1.15%	(.88	) %	3.82%	(1.37	) %
Average full-time equivalent employees	7,864	8,451		353	372

Supplementary information (National Banking lines of business)

	Real Estate Capital and							Institutional and
Three months ended June 30,	Corporate Banking Services				Equipment Finance			Capital Markets
dollars in millions	2010		2009		2010	2009		2010	2009

Total revenue (TE)	$176		$191		$61	$65		$172	$189
Provision for loan losses	77		414		10	42		12	38
Noninterest expense	106		113		49	60		104	119
Net income (loss) attributable to Key	(4)		(209)		1	(23)		36	21
Average loans and leases	11,465		15,145		4,478	5,051		5,005	8,390
Average loans held for sale	194		182		16	18		171	193
Average deposits	9,811		10,678		5	9		2,658	2,332
Net loan charge-offs	142		212		18	29		13	11
Net loan charge-offs to average loans	4.97%		5.61%		1.61%	2.30%		1.04%	.53%
Nonperforming assets at period end	$867		$1,023		$106	$105		$116	$89
Return on average allocated equity	(.78	) %	(34.43	) %	1.14%	(25.07	) %	14.92%	7.40%
Average full-time equivalent employees	1,052		1,125		549	637		726	783

	Real Estate Capital and							Institutional and
Six months ended June 30,	Corporate Banking Services				Equipment Finance			Capital Markets
dollars in millions	2010		2009		2010	2009		2010	2009

Total revenue (TE)	$320		$374		$122	$130		$343	$362
Provision for loan losses	222		852		14	83		24	70
Noninterest expense	221		304		96	113		213	303
Net income (loss) attributable to Key	(76)		(530)		7	(41)		69	(34)
Average loans and leases	11,900		15,432		4,525	5,041		5,265	8,668
Average loans held for sale	154		194		9	13		148	230
Average deposits	9,823		10,433		5	9		2,617	2,054
Net loan charge-offs	349		385		36	50		39	57
Net loan charge-offs to average loans	5.91%		5.03%		1.60%	2.00%		1.49%	1.33%
Nonperforming assets at period end	$867		$1,023		$106	$105		$116	$89
Return on average allocated equity	(7.42	) %	(45.00	) %	3.92%	(20.12	) %	14.13%	(5.86	) %
Average full-time equivalent employees	1,065		1,146		556	639		727	798

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

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	75	$3	—	78
Collateralized mortgage obligations	17,817	473	—	18,290
Other mortgage-backed securities	1,187	96	—	1,283
Other securities	106	11	$3	114

Total securities available for sale	$19,193	$583	$3	$19,773

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$3	—	—	$3
Other securities	16	—	—	16

Total held-to-maturity securities	$19	—	—	$19

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	81	$2	—	83
Collateralized mortgage obligations	14,894	187	$75	15,006
Other mortgage-backed securities	1,351	77	—	1,428
Other securities	100	17	1	116

Total securities available for sale	$16,434	$283	$76	$16,641

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$3	—	—	$3
Other securities	21	—	—	21

Total held-to-maturity securities	$24	—	—	$24

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$1,710	—	—	$1,710
States and political subdivisions	85	$1	—	86
Collateralized mortgage obligations	8,462	99	$38	8,523
Other mortgage-backed securities	1,525	74	—	1,599
Other securities	66	6	2	70

Total securities available for sale	$11,848	$180	$40	$11,988

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$4	—	—	$4
Other securities	21	—	—	21

Total held-to-maturity securities	$25	—	—	$25

The following table summarizes our securities available for sale that were in an unrealized loss position as of June 30, 2010, December 31, 2009, and June 30, 2009.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

JUNE 30, 2010
Securities available for sale:
Other securities	$18	$2	$3	$1	$21	$3

Total temporarily impaired securities	$18	$2	$3	$1	$21	$3

DECEMBER 31, 2009
Securities available for sale:
Collateralized mortgage obligations	$4,988	$75	—	—	$4,988	$75
Other securities	2	—	$4	$1	6	1

Total temporarily impaired securities	$4,990	$75	$4	$1	$4,994	$76

JUNE 30, 2009
Securities available for sale:
Collateralized mortgage obligations	$1,660	$38	—	—	$1,660	$38
Other securities	10	1	$2	$1	12	2

Total temporarily impaired securities	$1,670	$39	$2	$1	$1,672	$40

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
Debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, there was $4 million in impairment losses recognized in earnings for the three months ended June 30, 2010.

Three months ended June 30, 2010
in millions

Balance at March 31, 2010	—
Impairment recognized in earnings	$4

Balance at June 30, 2010	$4

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
Realized gains and losses related to securities available for sale were as follows:

Six months ended June 30, 2010
in millions

Realized gains	$5
Realized losses	4

Net securities gains (losses)	$1

At June 30, 2010, securities available for sale and held-to-maturity securities totaling $12.1 billion were pledged to secure securities sold under repurchase agreements, public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
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

	Securities		Held-to-Maturity
	Available for Sale		Securities
June 30, 2010	Amortized	Fair	Amortized	Fair
in millions	Cost	Value	Cost	Value

Due in one year or less	$679	$698	$2	$2
Due after one through five years	18,371	18,924	17	17
Due after five through ten years	126	133	—	—
Due after ten years	17	18	—	—

Total	$19,193	$19,773	$19	$19

5. Loans and Loans Held for Sale
Our loans by category are summarized as follows:

	June 30,	December 31,	June 30,
in millions	2010	2009	2009

Commercial, financial and agricultural	$17,113	$19,248	$23,542
Commercial real estate:
Commercial mortgage	9,971	10,457	11,761
Construction	3,430	4,739	6,119

Total commercial real estate loans	13,401	15,196	17,880
Commercial lease financing	6,620	7,460	8,263

Total commercial loans	37,134	41,904	49,685
Real estate — residential mortgage	1,846	1,796	1,753
Home equity:
Community Banking	9,775	10,048	10,250
Other	753	838	940

Total home equity loans	10,528	10,886	11,190
Consumer other — Community Banking	1,147	1,181	1,199
Consumer other:
Marine	2,491	2,787	3,095
Other	188	216	245

Total consumer other	2,679	3,003	3,340

Total consumer loans	16,200	16,866	17,482

Total loans (a)	$53,334	$58,770	$67,167

(a)	Excludes loans in the amount of $6.6 billion, $3.5 billion and $3.6 billion at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, related to the discontinued operations of the education lending business.
We use interest rate swaps, which modify the repricing characteristics of certain loans, to manage interest rate risk. For more information about such swaps, see Note 20 (“Derivatives and Hedging Activities”), which begins on page 122 of our 2009 Annual Report to Shareholders.
Our loans held for sale by category are summarized as follows:

	June 30,		December 31,		June 30,
in millions	2010		2009		2009

Commercial, financial and agricultural	$255		$14		$51
Real estate — commercial mortgage	235		171		288
Real estate — construction	112		92		146
Commercial lease financing	16		27		30
Real estate — residential mortgage	81		139		245
Automobile	—		—		1

Total loans held for sale (a)	$699	(b)	$443	(b)	$761

(a)	Excludes loans in the amount of $92 million, $434 million and $148 million at June 30, 2010, December 31, 2009, and June 30, 2009, respectively, related to the discontinued operations of the education lending business.

(b)	The beginning balance at December 31, 2009 of $443 million increased by new originations in the amount of $1.321 billion and net transfers from held to maturity in the amount of $174 million, and decreased by loan sales of $1.200 billion, transfers to OREO/valuation adjustments of $17 million and loan payments of $22 million, for an ending balance of $699 million at June 30, 2010.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2010	2009	2010	2009

Balance at beginning of period	$2,425	$2,016	$2,534	$1,629

Charge-offs	(492)	(540)	(1,049)	(1,027)
Recoveries	57	38	92	65

Net loans charged off	(435)	(502)	(957)	(962)
Provision for loan losses from continuing operations	228	823	641	1,670
Foreign currency translation adjustment	1	2	1	2

Balance at end of period	$2,219	$2,339	$2,219	$2,339

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2010	2009	2010	2009

Balance at beginning of period	$119	$54	$121	$54
Provision (credit) for losses on lending-related commitments	(10)	11	(12)	11

Balance at end of period (a)	$109	$65	$109	$65

(a)	Included in “accrued expense and other liabilities” on the balance sheet.
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

	Six months ended June 30,
in millions	2010	2009

Balance at beginning of period	$221	$242
Servicing retained from loan sales	3	4
Purchases	7	15
Amortization	(22)	(27)

Balance at end of period	$209	$234

Fair value at end of period	$307	$403

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. Primary economic assumptions used to measure the fair value of our mortgage servicing assets at June 30, 2010 and 2009, are:
w	prepayment speed generally at an annual rate of 0.00% to 25.00%;

w	expected credit losses at a static rate of 2.00% to 3.00%; and

w	residual cash flows discount rate of 7.00% to 15.00%.
Changes in these assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. At June 30, 2010, a 1.00% increase in the assumed default rate of commercial mortgage loans would cause a $9 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $37 million and $34 million for the six-month periods ended June 30, 2010 and 2009, respectively. We have elected to remeasure servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.
Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 82 of our 2009 Annual Report to Shareholders and Note 16 (“Discontinued Operations”) under the heading “Education lending.”
7. Variable Interest Entities
A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of the following criteria:
w	The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.

w	The entity’s investors lack the power to direct the activities that most significantly impact the entity’s economic performance.

w	The entity’s equity at risk holders do not have the obligation to absorb losses and the right to receive residual returns.

w	The voting rights of some investors are not proportional to their economic interest in the entity, and substantially all of the entity’s activities involve or are conducted on behalf of investors with disproportionately few voting rights.
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

	Consolidated VIEs		Unconsolidated VIEs
	Total	Total	Total	Total	Maximum
in millions	Assets	Liabilities	Assets	Liabilities	Exposure to Loss

June 30, 2010
LIHTC funds	$134	N/A	$175	—	—
Education loan securitization trusts	3,285	$3,135	N/A	N/A	N/A
LIHTC investments	N/A	N/A	963	—	$451

Our involvement with VIEs is described below.
Consolidated VIEs
LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds, which invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $118 million at June 30, 2010. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.
We have not formed new funds or added LIHTC partnerships since October 2003. However, we continue to act as asset manager and provide occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, we have determined that we are the primary beneficiary of these funds. We recorded additional expenses of approximately $2 million related to this guarantee obligation during the first six months of 2010. Additional information on return guarantee agreements with LIHTC investors is presented in Note 13 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Guarantees.”
In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At June 30, 2010, we estimated the settlement value of these third-party interests to be between $83 million and $93 million, while the recorded value, including reserves, totaled $143 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.
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

Unconsolidated VIEs
LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary of those funds because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly impact the economic performance of these entities. At June 30, 2010, assets of these unconsolidated nonguaranteed funds totaled $175 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.
LIHTC investments. Through the Community Banking business group, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities of the partnerships that most significantly impact their economic performance and have the obligation to absorb expected losses and the right to receive benefits from the entity. At June 30, 2010, assets of these unconsolidated LIHTC operating partnerships totaled approximately $963 million. At June 30, 2010, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $373 million plus $78 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss in connection with these partnerships is remote. During the first six months of 2010, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.
We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $1.3 billion at June 30, 2010. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns from the entity. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 13 under the heading “Return guarantee agreement with LIHTC investors.”
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

8. Nonperforming Assets and Past Due Loans from Continuing Operations
Impaired loans totaled $1.4 billion at June 30, 2010, compared to $1.9 billion at December 31, 2009, and $1.9 billion at June 30, 2009. Impaired loans had an average balance of $1.6 billion for the second quarter of 2010 and $1.7 billion for the second quarter of 2009. At June 30, 2010, restructured loans (which are included in impaired loans) totaled $213 million while at December 31, 2009, restructured loans totaled $364 million. Although $76 million in restructured loans were added during the first six months of 2010, the decrease in restructured loans was primarily attributable to the transfer out of $207 million of troubled debt restructurings to performing status, and $83 million in payments and charge-offs. Restructured loans were nominal at June 30, 2009.
Our nonperforming assets and past due loans were as follows:

	June 30,	December 31,	June 30,
in millions	2010	2009	2009

Impaired loans	$1,435	$1,903	$1,912
Other nonperforming loans	268	284	273

Total nonperforming loans	1,703	2,187	2,185

Nonperforming loans held for sale	221	116	145

Other real estate owned (“OREO”)	200	191	182
Allowance for OREO losses	(64)	(23)	(11)

OREO, net of allowance	136	168	171
Other nonperforming assets	26	39	47

Total nonperforming assets	$2,086	$2,510	$2,548

Impaired loans with a specifically allocated allowance	$1,099	$1,645	$1,731
Specifically allocated allowance for impaired loans	157	300	393

Restructured loans included in nonaccrual loans (a)	$167	$139	—
Restructured loans with a specifically allocated allowance (b)	65	256	—
Specifically allocated allowance for restructured loans (c)	15	44	—

Accruing loans past due 90 days or more	$240	$331	$552
Accruing loans past due 30 through 89 days	610	933	1,081

(a)	Restructured loans (i.e. troubled debt restructurings) are those for which we, for reasons related to a borrower’s financial difficulties, have granted a concession to the borrower that we would not otherwise have considered. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

(b)	Included in impaired loans with a specifically allocated allowance.

(c)	Included in specifically allocated allowance for impaired loans.
At June 30, 2010, we did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
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
We unconditionally guarantee the following payments or distributions on behalf of the trusts:
w	required distributions on the capital securities;

w	the redemption price when a capital security is redeemed; and

w	the amounts due if a trust is liquidated or terminated.
Our capital securities have historically provided an attractive source of funds: they currently constitute Tier 1 capital for regulatory reporting purposes, but have the same federal tax advantages as debt.
In 2005, the Federal Reserve adopted a rule that allows bank holding companies to continue to treat capital securities as Tier 1 capital, but imposed stricter quantitative limits that were to take effect March 31, 2009. On March 17, 2009, in light of continued stress in the financial markets, the Federal Reserve delayed the effective date of these new limits until March 31, 2011. We believe this new rule will not have any material effect on our financial condition.
The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to bank holding companies by phasing-out the treatment of capital securities and cumulative preferred securities (excluding TARP CPP preferred stock issued to the United States or its agencies or instrumentalities before October 4, 2010) as Tier 1 eligible capital. This three year phase-out period, which commences January 1, 2013, and it will ultimately result in our capital securities being treated only as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions to bank holding companies, savings and loan companies, and non-bank financial companies identified as systemically important. The Federal Reserve has 180 days from the enactment of the Dodd-Frank Act to issue its regulations in this area. We anticipate that the Federal Reserve’s rulemaking on this matter should provide additional clarity to the regulatory capital guidelines applicable to bank holding companies such as Key.
As of June 30, 2010, the capital securities issued by the KeyCorp and Union State Bank capital trusts represent $1.8 billion or 14% of our Tier 1 capital.

The capital securities, common stock and related debentures are summarized as follows:

				Principal		Interest Rate	Maturity
	Capital			Amount of		of Capital	of Capital
	Securities,		Common	Debentures,		Securities and	Securities and
dollars in millions	Net of Discount	(a)	Stock	Net of Discount	(b)	Debentures (c)	Debentures

June 30, 2010
KeyCorp Capital I	$156		$6	$158		1.031%	2028
KeyCorp Capital II	81		4	106		6.875	2029
KeyCorp Capital III	102		4	136		7.750	2029
KeyCorp Capital V	115		4	128		5.875	2033
KeyCorp Capital VI	55		2	60		6.125	2033
KeyCorp Capital VII	164		5	177		5.700	2035
KeyCorp Capital VIII	171		—	210		7.000	2066
KeyCorp Capital IX	331		—	359		6.750	2066
KeyCorp Capital X	570		—	616		8.000	2068
Union State Capital I	20		1	21		9.580	2027
Union State Statutory II	20		—	20		3.918	2031
Union State Statutory IV	10		—	10		3.103	2034

Total	$1,795		$26	$2,001		6.546%	—
Total

December 31, 2009	$1,872		$26	$1,906		6.577%	—
Total

June 30, 2009	$2,449		$29	$2,485		6.769%	—
Total

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Certain capital securities include basis adjustments related to fair value hedges totaling $4 million at June 30, 2010, $81 million at December 31, 2009, and $158 million at June 30, 2009. See Note 14 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem our debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); July 16, 1999 (for debentures owned by KeyCorp Capital III); July 21, 2008 (for debentures owned by KeyCorp Capital V); December 15, 2008 (for debentures owned by KeyCorp Capital VI); June 15, 2010 (for debentures owned by KeyCorp Capital VII); June 15, 2011 (for debentures owned by KeyCorp Capital VIII); December 15, 2011 (for debentures owned by KeyCorp Capital IX); March 15, 2013 (for debentures owned by KeyCorp Capital X); February 1, 2007 (for debentures owned by Union State Capital I); July 31, 2006 (for debentures owned by Union State Statutory II); and April 7, 2009 (for debentures owned by Union State Statutory IV); and (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” a “capital treatment event”, with respect to KeyCorp Capital V, VI, VII, VIII, IX and X only an “investment company event” with respect to KeyCorp Capital X only a “rating agency event” (as each is defined in the applicable indenture). If the debentures purchased by KeyCorp Capital I, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, Union State Capital I or Union State Statutory IV are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. If the debentures purchased by Union State Statutory II are redeemed before July 31, 2011, the redemption price will be 101.50% of the principal amount, plus any accrued but unpaid interest. When debentures are; redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of debentures includes adjustments related to hedging with financial instruments totaling $184 million at June 30, 2010, $89 million at December 31, 2009, and $165 million at June 30, 2009.

(c)	The interest rates for KeyCorp Capital II, KeyCorp Capital III, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, KeyCorp Capital X and Union State Capital I are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The total interest rates are weighted-average rates.

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
We did not undertake any new capital generating activities during the first six months of 2010. Note 15 (“Shareholders’ Equity”) on page 107 of our 2009 Annual Report to Shareholders provides information regarding our capital generating activities in 2009.
11. Employee Benefits
Pension Plans
Effective December 31, 2009, we amended our pension plans to freeze all benefit accruals. We will continue to credit participants’ account balances for interest until they receive their plan benefits. The plans were closed to new employees as of December 31, 2009.
The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2010	2009	2010	2009

Service cost of benefits earned	—	$13	—	$25
Interest cost on PBO	$15	14	$30	29
Expected return on plan assets	(18)	(16)	(36)	(32)
Amortization of losses	9	11	18	21

Net pension cost	$6	$22	$12	$43

Other Postretirement Benefit Plans
We sponsor a contributory postretirement healthcare plan that covers substantially all active and retired employees hired before 2001 who meet certain eligibility criteria. Retirees’ contributions are adjusted annually to reflect certain cost-sharing provisions and benefit limitations. We also sponsor a death benefit plan covering certain grandfathered employees; the plan is noncontributory. Separate VEBA trusts are used to fund the healthcare plan and the death benefit plan.
The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2010	2009	2010	2009

Interest cost on APBO	$1	$1	$2	$2
Expected return on plan assets	(1)	—	(2)	(1)
Amortization of unrecognized prior service benefit	(1)	(1)	(1)	(1)

Net postretirement (benefit) cost	$(1)	—	$(1)	—

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
12. Income Taxes
Income Tax Provision
In accordance with current accounting guidance, the principal method established for computing the provision for income taxes in interim periods requires us to make our best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes. This method has been used to determine the provision, or in our case the benefit, for income taxes for the quarters ended March 31, 2010 and June 30, 2009.
However, the accounting guidance allows for an alternative method to computing the effective tax rate and, thus the interim provision for income taxes, when a taxpayer is unable to calculate a reliable estimate of the effective tax rate for the entire year. Due to the current economic environment, we have concluded that the alternative method is more reliable in determining the provision for income taxes for the second quarter of 2010. The provision for the current quarter is calculated by applying the statutory federal income tax rate to the quarter’s consolidated operating income before taxes after modifications for non-taxable items recognized in the quarter which include income from corporate-owned life insurance and tax credits related to investments in low income housing projects and then adding state taxes.
Deferred Tax Asset
As of June 30, 2010, we had a net deferred tax asset from continuing operations of $594 million compared to a net deferred tax asset from continuing operations of $577 million as of December 31, 2009 included in “accrued income and other assets” on the balance sheet; prior to September 30, 2009, we had been in a net deferred tax liability position. To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. Based on these criteria, and in particular our projections for future taxable income, we currently believe that it is more likely than not that we will realize the net deferred tax asset in future periods.
Unrecognized Tax Benefits
As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
13. Commitments, Contingent Liabilities and Guarantees
Legal Proceedings
Shareholder derivative matter. On July 6, 2010, certain current and former directors and executive officers of KeyCorp were named as defendants in James T. King, Jr. v. Henry L. Meyer III, et al., a shareholder derivative lawsuit filed in the Cuyahoga County Court of Common Pleas. The complaint alleges that the KeyCorp defendants violated their fiduciary duties, including their duties of candor, good faith and loyalty, and are liable for corporate waste and unjust enrichment in connection with 2009 executive compensation decisions.

The complaint seeks unspecified compensatory damages from the KeyCorp defendants, various forms of equitable and/or injunctive relief, and attorneys’ and other professional fees and costs. KeyCorp was also named as a nominal defendant in the lawsuit, but no damages are being sought from it.
KeyCorp’s Board of Directors has appointed a special committee of non-management directors to assess its executive compensation practices and to investigate the allegations made in the complaint. This committee has retained an independent law firm to assist in its investigation.
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
Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2010. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of

Significant Accounting Policies”) under the heading “Guarantees” on page 84 of our 2009 Annual Report to Shareholders.

	Maximum Potential
June 30, 2010	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial guarantees:
Standby letters of credit	$10,793	$67
Recourse agreement with FNMA	707	12
Return guarantee agreement with LIHTC investors	93	62
Written put options (a)	2,867	60
Default guarantees	24	3

Total	$14,484	$204

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.
We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2010, is low.
Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At June 30, 2010, our standby letters of credit had a remaining weighted-average life of 1.6 years, with remaining actual lives ranging from less than one year to as many as ten years.
Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At June 30, 2010, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 5.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant in this program was $2.2 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at June 30, 2010. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan. Therefore, any loss incurred could be offset by the amount of any recovery from the collateral.
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

As shown in the previous table, KAHC maintained a reserve in the amount of $62 million at June 30, 2010, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.
These guarantees have expiration dates that extend through 2019, but there have been no new partnerships formed under this program since October 2003. Additional information regarding these partnerships is included in Note 7 (“Variable Interest Entities”).
Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At June 30, 2010, our written put options had an average life of 1.2 years. These instruments are considered to be guarantees as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability or an equity security held by the guaranteed party. We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, which are further discussed in Note 14 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payments by entering into offsetting positions with third parties.
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
Liquidity facilities that support asset-backed commercial paper conduits. We provide liquidity facilities to several unconsolidated third-party commercial paper conduits. These facilities obligate us to provide funding in the event that a credit market disruption or other factors prevent the conduit from issuing commercial paper. At June 30, 2010, we had one liquidity facility remaining, which will expire by May, 2011, obligating us to provide aggregate funding of up to $51 million. The aggregate amount available to be drawn is based on the amount of current commitments to borrowers and totaled $23 million at June 30, 2010. We periodically evaluate our commitments to provide liquidity.
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

Heartland Payment Systems matter. Under an agreement between KeyBank and Heartland Payment Systems, Inc. (“Heartland”), Heartland utilizes KeyBank’s membership in the Visa and MasterCard networks to provide merchant payment processing services for Visa and MasterCard transactions. On January 20, 2009, Heartland publicly announced its discovery of an alleged criminal breach of its credit card payment processing systems environment (the “Intrusion”) that reportedly occurred during 2008 and allegedly involved the malicious collection of in-transit, unencrypted payment card data that Heartland was processing. Heartland’s 2008 Form 10-K filed with the SEC on March 10, 2009, (“Heartland’s 2008 Form 10-K”) reported that the major card brands, including Visa and MasterCard, asserted claims seeking to impose fines, penalties, and/or other assessments against Heartland and/or certain card brand members, such as KeyBank, as a result of the alleged potential breach of the respective card brand rules and regulations, and the alleged criminal breach of its credit card payment processing systems environment.
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
In Heartland’s Form 10-K filed with the SEC on March 10, 2010 (“Heartland’s 2009 Form 10-K”), Heartland disclosed that it had consummated the previously reported settlement among Heartland, Visa U.S.A. Inc., Visa International Service Association, and Visa Inc., and the Sponsor Banks, including KeyBank and Heartland Bank.
In Heartland’s Form 8-K filed with the SEC on May 19, 2010, Heartland disclosed that it had entered into a settlement agreement with MasterCard International Incorporated to resolve potential claims and other disputes among Heartland, the Acquiring Banks, including KeyBank and Heartland Bank, on the one hand and MasterCard and certain MasterCard Issuers, on the other hand, with respect to potential rights of MasterCard issuers and potential associated claims by MasterCard and MasterCard Issuers related to the Intrusion. The maximum potential aggregate amounts payable to the MasterCard Issuers pursuant to the Settlement Agreement will not exceed $41.4 million, including MasterCard’s credit of $6.6 million of the non-compliance assessment towards the settlement amounts. The Settlement Agreement contains mutual releases between Heartland and the Acquiring Bank, on the one hand, and MasterCard and the MasterCard Issuers who accept the recovery offers, on the other hand, of claims relating to the Intrusion. Consummation of the settlement is subject to several events and a termination period. At March 31, 2010, Heartland carried a $42.8 million reserve for the Intrusion (before adjustment for taxes).
For further information on Heartland and the Intrusion, see Heartland’s 2009 Form 10-K, Heartland’s 2008 Form 10-K; Heartland’s Form 10-Q filed with the SEC on May 11, 2009, August 7, 2009, and May 7, 2010, Heartland’s Form 8-K filed with the SEC on August 4, 2009, November 3, 2009, January 8, 2010, February 4, 2010, February 18, 2010, February 24, 2010, and May 19, 2010.

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
At June 30, 2010, after taking into account the effects of bilateral collateral and master netting agreements, we had $283 million of derivative assets and $244 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements, and a reserve for potential future losses, we had derivative assets of $872 million and derivative liabilities of $1.1 billion that were not designated as hedging instruments.
The recently enacted Dodd-Frank Act may limit the types of derivatives activities conducted by KeyBank and other insured depository institutions. As a result, it is possible that our continued use of one or more of the types of derivatives noted above could be affected.
Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Basis of Presentation”) under the heading “Derivatives,” on page 83 of our 2009 Annual Report to Shareholders.
Derivatives Designated in Hedge Relationships
Changes in interest rates and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities may cause fluctuations in net interest income and the economic value of equity. To minimize the volatility of net interest income and the EVE, we manage exposure to interest rate risk in accordance with policy limits established by the Enterprise Risk Management Committee. We utilize derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance for derivatives and hedging to minimize interest rate volatility. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. These instruments are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.
We designate certain “receive fixed/pay variable” interest rate swaps as fair value hedges. These swaps are used primarily to modify our exposure to interest rate risk. These contracts convert certain fixed-rate long-

term debt into variable-rate obligations. As a result, we receive fixed-rate interest payments in exchange for making variable-rate payments over the lives of the contracts without exchanging the notional amounts.
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
Derivatives Not Designated in Hedge Relationships
On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. We did not have a significant amount in interest rate swap contracts entered into to manage economic risks at June 30, 2010.
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
We also enter into derivative contracts to meet customer needs and for proprietary purposes that consist of the following instruments:
w	interest rate swap, cap, floor and futures contracts entered into generally to accommodate the needs of commercial loan clients;

w	energy swap and options contracts entered into to accommodate the needs of clients;

w	interest rate swaps and foreign exchange contracts used for proprietary trading purposes;

w	positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above; and

w	foreign exchange forward contracts entered into to accommodate the needs of clients.
These contracts are not designated as part of hedge relationships.

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross basis as of June 30, 2010, December 31, 2009 and June 30, 2009. The volume of our derivative transaction activity during the first half of 2010 is represented by the change in the notional amounts of our gross derivatives by type from December 31, 2009 to June 30, 2010. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	June 30, 2010			December 31, 2009			June 30, 2009
		Fair Value			Fair Value			Fair Value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Notional	Derivative	Derivative
in millions	Amount	Assets	Liabilities	Amount	Assets	Liabilities	Amount	Assets	Liabilities

Derivatives designated as hedging instruments:
Interest rate	$14,168	$601	$4	$18,259	$489	$9	$23,234	$561	$14
Foreign exchange	1,383	14	334	1,888	78	189	2,550	68	324

Total	15,551	615	338	20,147	567	198	25,784	629	338
Derivatives not designated as hedging instruments:
Interest rate	65,173	1,624	1,611	70,017	1,434	1,345	78,564	1,664	1,523
Foreign exchange	7,617	183	163	6,293	206	184	7,317	222	193
Energy and commodity	2,031	344	364	1,955	403	427	2,155	533	562
Credit	3,640	47	37	4,538	55	49	7,012	94	99
Equity	18	1	1	3	1	1	—	—	—

Total	78,479	2,199	2,176	82,806	2,099	2,006	95,048	2,513	2,377

Netting adjustments (a)	N/A	(1,661)	(1,193)	N/A	(1,572)	(1,192)	N/A	(1,960)	(2,187)

Total derivatives	$94,030	$1,153	$1,321	$102,953	$1,094	$1,012	$120,832	$1,182	$528
Total

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral.
Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of a hedging instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the six-month period ended June 30, 2010, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While some ineffectiveness is present in our hedging relationships, all of our fair value hedges remained “highly effective” as of June 30, 2010.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the six-month periods ended June 30, 2010 and 2009, and where they are recorded on the income statement.

	Six months ended June 30, 2010
		Net Gains			Net Gains
	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on
in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item

Interest rate	Other income	$184	Long-term debt	Other income	$(176)	(a)
Interest rate	Interest expense – Long-term debt	109
Foreign exchange	Other income	(264)	Long-term debt	Other income	258	(a)
Foreign exchange	Interest expense – Long-term debt	3	Long-term debt	Interest expense – Long-term debt	(7)	(b)

Total		$32			$75

	Six months ended June 30, 2009
		Net Gains			Net Gains
	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on
in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item

Interest rate	Other income	$(437)	Long-term debt	Other income	$439	(a)
Interest rate	Interest expense – Long-term debt	112
Foreign exchange	Other income	66	Long-term debt	Other income	(69	) (a)
Foreign exchange	Interest expense – Long-term debt	12	Long-term debt	Interest expense – Long-term debt	(31	) (b)

Total		$(247)			$339

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net losses on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.
Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a gain or loss on a cash flow hedge is initially recorded as a component of AOCI on the balance sheet and subsequently reclassified into income when the hedged transaction impacts earnings (e.g. when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the six-month period ended June 30, 2010, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While some ineffectiveness is present in our hedging relationships, all of our cash flow hedges remained “highly effective” as of June 30, 2010.
The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the six-month periods ended June 30, 2010 and 2009, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Six months ended June 30, 2010
			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$42	Interest income – Loans	$134	Other income	$—
Interest rate	(22)	Interest expense – Long-term debt	(10)	Other income	—
Interest rate	—	Net gains (losses) from loan securitizations and sales	—	Other income	—

Total	$20		$124		$—
Total

	Six months ended June 30, 2009
			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$102	Interest income – Loans	$233	Other income	$(1)
Interest rate	25	Interest expense – Long-term debt	(9)	Other income	1
Interest rate	4	Net gains (losses) from loan securitizations and sales	5	Other income	—

Total	$131		$229		—
Total

The after-tax change in AOCI resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2010	of Gains to	June 30,
in millions	2009	Hedging Activity	Net Income	2010

Accumulated other comprehensive income resulting from cash flow hedges	$114	$13	$(79)	$48

Considering the interest rates, yield curves and notional amounts as of June 30, 2010, we would expect to reclassify an estimated $16 million of net losses on derivative instruments from AOCI to income during the next twelve months. In addition, we expect to reclassify approximately $32 million of net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. The maximum length of time over which forecasted transactions are hedged is 18 years.
Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.
The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the six-month periods ended June 30, 2010 and 2009, and where they are recorded on the income statement.

	Six months ended June 30,
in millions	2010	2009

NET GAINS (LOSSES) (a)
Interest rate	$7	$15
Foreign exchange	20	31
Energy and commodity	4	4
Credit	(9)	(23)

Total net gains (losses)	$22	$27

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements using standard forms published by ISDA. These agreements provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The collateral netted against derivative assets on the balance sheet totaled $469 million at June 30, 2010, $381 million at December 31, 2009, and $533 million at June 30, 2009. The collateral netted against derivative liabilities totaled $2 million at June 30, 2010, less than $1 million at December 31, 2009, and $759 million at June 30, 2009.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

	June 30,	December 31,	June 30,
in millions	2010	2009	2009

Largest gross exposure to an individual counterparty	$219	$217	$308
Collateral posted by this counterparty	33	21	37
Derivative liability with this counterparty	320	331	348
Collateral pledged to this counterparty	154	164	95
Net exposure after netting adjustments and collateral	20	29	18

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

	June 30,	December 31,	June 30,
in millions	2010	2009	2009

Interest rate	$1,436	$1,147	$1,365
Foreign exchange	94	178	141
Energy and commodity	74	131	183
Credit	19	19	26
Equity	1	—	—

Derivative assets before collateral	1,624	1,475	1,715
Less: Related collateral	469	381	533

Total derivative assets	$1,155	$1,094	$1,182

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes and proprietary trading purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At June 30, 2010, after taking into account the effects of bilateral collateral and master netting agreements, we had gross exposure of $1.1 billion to broker-dealers and banks. We had net exposure of $314 million after the application of master netting agreements and collateral; our net exposure to broker-dealers and banks at June 30, 2010, was reduced to $84 million with the $230 million of additional collateral held in the form of securities.
We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by entering into offsetting positions with broker-dealers and other banks. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $80 million at June 30, 2010, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At June 30, 2009 and December 31, 2009 the default reserve was $52 million and $59 million, respectively. At June 30, 2010, after taking into account the effects of master netting agreements, we had gross exposure of $958 million to client counterparties. We had net exposure of $841 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

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

	June 30, 2010			December 31, 2009			June 30, 2009
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net

Single name credit default swaps	$12	$(4)	$8	$5	$(3)	$2	$60	$(36)	$24
Traded credit default swap indices	1	(2)	(1)	2	—	2	11	(18)	(7)
Total credit derivatives Other	5	(2)	3	(1)	4	3	—	(11)	(11)

Total credit derivatives	$18	$(8)	$10	$6	$1	$7	$71	$(65)	$6

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
The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2010, December 31, 2009 and June 30, 2009. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using the credit ratings matrix provided by Moody’s, specifically Moody’s “Idealized” Cumulative Default Rates, except as noted. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	June 30, 2010			December 31, 2009			June 30, 2009
		Average	Payment /		Average	Payment /		Average	Payment /
	Notional	Term	Performance	Notional	Term	Performance	Notional	Term	Performance
dollars in millions	Amount	(Years)	Risk	Amount	(Years)	Risk	Amount	(Years)	Risk

Single name credit default swaps	$1,102	2.45	4.10%	$1,140	2.57	4.88%	$1,548	2.38	5.16%
Traded credit default swap indices	344	4.00	8.08	733	2.71	13.29	1,703	1.74	6.59
Other	46	3.09	7.70	44	1.94	5.41	50	1.50	Low	(a)

Total credit derivatives sold	$1,492	—	—	$1,917	—	—	$3,301	—	—

(a)	The other credit derivatives were not referenced to an entity’s debt obligation. We determined the payment/performance risk based on the probability that we could be required to pay the maximum amount under the credit derivatives. We have determined that the payment/performance risk associated with the other credit derivatives was low (i.e., less than or equal to 30% probability of payment).
Credit Risk Contingent Features
We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements are also based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2010, KeyBank’s ratings with Moody’s and S&P were “A2” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there were a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of June 30, 2010, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $1.1 billion, which includes $745 million in derivative assets and $1.9 billion in derivative liabilities. We had $1.1 billion in cash and securities collateral posted to cover those positions as of June 30, 2010.
The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2010, December 31, 2009 and June 30, 2009. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of June 30, 2010, and take into account all collateral already posted. At June 30, 2010, KeyCorp did not have any derivatives in a net liability position that contained credit risk contingent features.

	June 30, 2010		December 31, 2009		June 30, 2009
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P

KeyBank’s long-term senior unsecured credit ratings	A2	A-	A2	A-	A2	A-

One rating downgrade	$28	$22	$34	$22	$33	$26
Two rating downgrades	51	25	56	31	59	39
Three rating downgrades	59	30	65	36	72	45

If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2010, payments of up to $81 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. To be downgraded below investment grade, KeyBank’s long-term senior unsecured credit rating would need to be downgraded five ratings by Moody’s and four ratings by S&P.

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
Qualitative Disclosures of Valuation Techniques
Loans. Loans recorded as trading account assets are valued using an internal cash flow model because the market in which these assets typically trade is not active. The most significant inputs to our internal model are actual and projected financial results for the individual borrowers. Accordingly, these loans are classified as Level 3 assets. As of June 30, 2010, there was one loan that was actively traded. This loan was valued based on market spreads for identical assets and, therefore, classified as Level 2 since the fair value recorded is based on observable market data.

Securities (trading and available for sale). Securities are classified as Level 1 when quoted market prices are available in an active market for those identical securities. Level 1 instruments include exchange-traded equity securities. If quoted prices for identical securities are not available, we determine fair value using pricing models or quoted prices of similar securities. These instruments, classified as Level 2 assets, include municipal bonds; bonds backed by the U.S. government, corporate bonds, certain mortgage-backed securities, securities issued by the U.S. Treasury and certain agency and corporate collateralized mortgage obligations. Inputs to the pricing models include actual trade data (i.e., spreads, credit ratings and interest rates) for comparable assets, spread tables, matrices, high-grade scales, option-adjusted spreads and standard inputs, such as yields, broker/dealer quotes, bids and offers. Where there is limited activity in the market for a particular instrument, we use internal models based on certain assumptions to determine fair value. Such instruments, classified as Level 3 assets, include certain commercial mortgage-backed securities and certain commercial paper. Inputs for the Level 3 internal models include expected cash flows from the underlying loans, which take into account expected default and recovery percentages, market research and discount rates commensurate with current market conditions.
Private equity and mezzanine investments. Private equity and mezzanine investments consist of investments in debt and equity securities through our Real Estate Capital line of business. They include direct investments made in a property, as well as indirect investments made in funds that include other investors for the purpose of investing in properties. There is not an active market in which to value these investments. The direct investments are initially valued based upon the transaction price. The carrying amount is then adjusted based upon the estimated future cash flows associated with the investments. Inputs used in determining future cash flows include the cost of build-out, future selling prices, current market outlook and operating performance of the particular investment. The indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to use statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the investee funds. Private equity and mezzanine investments are classified as Level 3 assets since our judgment impacts determination of fair value.
Within private equity and mezzanine investments, we have investments in real estate private equity funds. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of the funds and related unfunded commitments at June 30, 2010:

June 30, 2010		Unfunded
in millions	Fair Value	Commitments

INVESTMENT TYPE
Passive funds (a)	$17	$5
Co-managed funds (b)	14	19

Total	$31	$24

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to six years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. A sale or transfer of our interest in the funds can only occur through written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of four to seven years.

Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors) in predominantly privately held companies and funds. When quoted prices are available in an active market for the identical investment, the quoted prices are used in the valuation process, and the related investments are classified as Level 1 assets. However, in most cases, quoted market prices are not available for the identical investment, and we must rely upon other sources and inputs, such as market multiples; historical and forecast earnings before interest, taxation, depreciation and amortization; net debt levels; and investment risk ratings to perform the valuations of the direct investments. The indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing and do not have readily determinable fair values. The indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value using net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the investee funds. These investments are classified as Level 3 assets since our assumptions impact the overall determination of fair value. The following table presents the fair value of the indirect funds and related unfunded commitments at June 30, 2010:

June 30, 2010		Unfunded
in millions	Fair Value	Commitments

INVESTMENT TYPE
Private equity funds (a)	$514	$227
Hedge funds (b)	10	—

Total	$524	$227

(a)	Consists of buyout, venture capital and fund of funds. These investments can never be redeemed with the investee funds. Instead, distributions are received through the liquidation of the underlying investments of the fund. These investments cannot be sold without the approval of the general partners of the investee funds. We estimate that the underlying investments of the funds will be liquidated over a period of one to ten years.

(b)	Consists of investee funds invested in long and short positions of “stressed and distressed” fixed income-oriented securities with the goal of producing attractive risk-adjusted returns. The investments can be redeemed quarterly with 45 days notice. However, the general partners may impose quarterly redemption limits that may delay receipt of requested redemptions.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. These assets and liabilities are measured at fair value on a regular basis. The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

June 30, 2010				Netting
in millions	Level 1	Level 2	Level 3	Adjustments (a)	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$416	—	—	$416
Trading account assets:
U.S. Treasury, agencies and corporations	—	7	—	—	7
Other mortgage-backed securities	—	—	$4	—	4
Other securities	$59	910	24	—	993

Total trading account securities	59	917	28	—	1,004
Commercial loans	—	2	9	—	11

Total trading account assets	59	919	37	—	1,015
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8	—	—	8
States and political subdivisions	—	78	—	—	78
Collateralized mortgage obligations	—	18,290	—	—	18,290
Other mortgage-backed securities	—	1,283	—	—	1,283
Other securities	109	5	—	—	114

Total securities available for sale	109	19,664	—	—	19,773
Other investments:
Principal investments:
Direct	—	—	419	—	419
Indirect	—	—	530	—	530

Total principal investments	—	—	949	—	949
Equity and mezzanine investments:
Direct	—	—	24	—	24
Indirect	—	—	31	—	31

Total equity and mezzanine investments	—	—	55	—	55

Total other investments	—	—	1,004	—	1,004
Derivative assets:
Interest rate	—	2,138	87	—	2,225
Foreign exchange	119	78	—	—	197
Energy	—	345	—	—	345
Credit	—	36	11	—	47
Equity	—	1	—	—	1

Total derivative assets	119	2,598	98	$(1,662)	1,153	(a)
Accrued income and other assets	5	71	3	—	79

Total assets on a recurring basis at fair value	$292	$23,668	$1,142	$(1,662)	$23,440

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$583	—	—	$583
Bank notes and other short-term borrowings:
Short positions	$8	497	—	—	505
Derivative liabilities:
Interest rate	—	1,615	—	—	1,615
Foreign exchange	103	394	—	—	497
Energy	—	364	—	—	364
Credit	—	36	$1	—	37
Equity	—	1	—	—	1

Total derivative liabilities	103	2,410	1	$(1,193)	1,321	(a)
Accrued expense and other liabilities	—	125	—	—	125

Total liabilities on a recurring basis at fair value	$111	$3,615	$1	$(1,193)	$2,534

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2009				Netting
in millions	Level 1	Level 2	Level 3	Adjustments (a)	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$285	—	—	$285
Trading account assets:
U.S. Treasury, agencies and corporations	—	10	—	—	10
Other mortgage-backed securities	—	—	$29	—	29
Other securities	$100	624	423	—	1,147

Total trading account securities	100	634	452	—	1,186
Commercial loans	—	4	19	—	23

Total trading account assets	100	638	471	—	1,209
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8	—	—	8
States and political subdivisions	—	83	—	—	83
Collateralized mortgage obligations	—	15,006	—	—	15,006
Other mortgage-backed securities	—	1,428	—	—	1,428
Other securities	102	14	—	—	116

Total securities available for sale	102	16,539	—	—	16,641
Other investments:
Principal investments:
Direct	—	—	538	—	538
Indirect	—	—	497	—	497

Total principal investments	—	—	1,035	—	1,035
Equity and mezzanine investments:
Direct	—	—	26	—	26
Indirect	—	—	31	—	31

Total equity and mezzanine investments	—	—	57	—	57

Total other investments	—	—	1,092	—	1,092
Derivative assets:
Interest rate	—	1,927	100	—	2,027
Foreign exchange	140	140	—	—	280
Energy	—	403	—	—	403
Credit	—	(54)	10	—	(44)
Equity	—	—	—	—	—

Total derivative assets	140	2,416	110	$(1,572)	1,094	(a)
Accrued income and other assets	8	38	—	—	46

Total assets on a recurring basis at fair value	$350	$19,916	$1,673	$(1,572)	$20,367

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$449	—	—	$449
Bank notes and other short-term borrowings:
Short positions	$1	276	—	—	277
Derivative liabilities:
Interest rate	—	1,357	—	—	1,357
Foreign exchange	123	248	—	—	371
Energy	—	426	—	—	426
Credit	—	48	$2	—	50
Equity	—	—	—	—	—

Total derivative liabilities	123	2,079	2	$(1,192)	1,012	(a)
Accrued expense and other liabilities	—	21	—	—	21

Total liabilities on a recurring basis at fair value	$124	$2,825	$2	$(1,192)	$1,759

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements
The following tables show the change in the fair values of our Level 3 financial instruments for the three and six months ended June 30, 2010 and 2009. We mitigate the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments through the use of securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following tables. Therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets						Other Investments										Derivative Instruments (a)
	Other														Accrued
	Mortgage-										Equity and				Income
	Backed		Other		Commercial		Principal Investments				Mezzanine Investments				and Other		Interest		Energy and
in millions	Securities		Securities		Loans		Direct		Indirect		Direct		Indirect		Assets		Rate		Commodity		Credit

Balance at December 31, 2009	$29		$423		$19		$538		$497		$26		$31		—		$99		—		$9
Gains (losses) included in earnings	3	(b)	—	(b)	(1	) (b)	18	(c)	36	(c)	5	(c)	(4	) (c)	—	(c)	—	(b)	—	(b)	1	(b)
Purchases, sales, issuances and settlements	(29)		(399)		(9)		(129)		(3)		(13)		4		$3		(4)		—		—
Net transfers into (out of) Level 3	1		—		—		(8)		—		6		—		—		(8)		—		—

Balance at June 30, 2010	$4		$24		$9		$419		$530		$24		$31		$3		$87		—		$10

Unrealized gains (losses) included in earnings	$2	(b)	—	(b)	$(1	) (b)	$2	(c)	$32	(c)	$41	(c)	$(4	) (c)	—	(c)	—	(b)	—	(b)	—	(b)

Balance at March 31, 2010	$29		$199		$11		$534		$518		$32		$33		$3		$80		—		$10
Gains (losses) included in earnings	3	(b)	—	(b)	(1	) (b)	3	(c)	13	(c)	3	(c)	(2	) (c)	—	(c)	9	(b)	—	(b)	—	(b)
Purchases, sales, issuances and settlements	(29)		(175)		(1)		(118)		(1)		(11)		—		—		(1)		—		—
Net transfers into (out of) Level 3	1		—		—		—		—		—		—		—		(1)		—		—

Balance at June 30, 2010	$4		$24		$9		$419		$530		$24		$31		$3		$87		—		$10

Unrealized gains (losses) included in earnings	$2	(b)	—	(b)	—	(b)	$(14)	(c)	$13	(c)	$34	(c)	$(2)	(c)	—	(c)	—	(b)	—	(b)	—	(b)

Balance at December 31, 2008	$67		$758		$31		$479		$505		$103		$47		—		15		—		$—
Gains (losses) included in earnings	(1)	(b)	(1)	(b)	—	(b)	(23	) (c)	(58	) (c)	(6	) (c)	(9	) (c)	—	(c)	—	(b)	—	(b)	(13	) (b)
Purchases, sales, issuances and settlements	—		(733)		(2)		15		9		8		3		—		—		—		—
Net transfers into (out of) Level 3	—		—		—		—		—		—		—		—		67		1		—

Balance at June 30, 2009	$66		$24		$29		$471		$456		$105		$41		—		$82		$1		$(13)

Unrealized gains (losses) included in earnings	$(1	) (b)	(1	) (b)	—	(b)	$(24	) (c)	$(54	) (c)	$(6	) (c)	$(9	) (c)	—	(c)	—	(b)	—	(b)	—	(b)

Balance at March 31, 2009	$67		$673		$30		$467		$460		$103		$44		—		—		—		(3)
Gains (losses) included in earnings	(1	) (b)	—	(b)	—	(b)	—	(c)	(6	) (c)	(4	) (c)	(4	) (c)	—	(c)	—	(b)	—	(b)	(10	) (b)
Purchases, sales, issuances and settlements	—		(649)		(1)		4		2		6		1		—		—		—		—
Net transfers into (out of) Level 3	—		—		—		—		—		—		—		—		82		1		—

Balance at June 30, 2009	$66		$24		$29		$471		$456		$105		$41		—		$82		$1		$(13)

Unrealized gains (losses) included in earnings	$(1)	(b)	—	(b)	—	(b)	$(1	) (c)	$(5	) (c)	$(4	) (c)	$(4	) (c)	—	(c)	—	(b)	—	(b)	—	(b)

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investments” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement. Realized and unrealized gains and losses on investments included in accrued income and other assets are reported in “other income” on the income statement.

Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following tables present our assets measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009.

	June 30, 2010				December 31, 2009
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$402	$402	—	$3	$679	$682
Loans held for sale (a)	—	—	33	33	—	—	85	85
Other investments	—	—	1	1	—	—	—	—
Operating lease assets	—	—	—	—	—	—	9	9
Goodwill	—	—	—	—	—	—	—	—
Other intangible assets	—	—	—	—	—	—	—	—
Accrued income and other assets	—	$51	119	170	—	36	118	154

Total assets on a nonrecurring basis at fair value	—	$51	$555	$606	—	$39	$891	$930

(a)	During the first half of 2010, we transferred $43 million of commercial and consumer loans from held-for-sale status to the held-to-maturity portfolio at their current fair value.
We typically adjust the carrying amount of our impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral or the loan’s observable market price. Cash flow analysis considers internally developed inputs, such as discount rates, default rates, costs of foreclosure and changes in real estate values. The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations and assessments provided by third-party appraisers. Appraisals of collateral dependent impaired loans are performed or reaffirmed at least annually. Appraisals may occur more frequently if the most recent appraisal does not accurately reflect the current market, the debtor is seriously delinquent or chronically past due or there has been material deterioration in the performance of the project or condition of the property type. Adjustments to outdated appraisals that result in an appraisal value less than the carrying value of a collateral dependent impaired loan are reflected in the allowance for loan losses. Impaired loans with a specifically allocated allowance based on cash flow analysis or the underlying collateral are classified as Level 3 assets, while those with a specifically allocated allowance based on an observable market price that reflects recent sale transactions for similar loans and collateral are classified as Level 2. Current market conditions, including credit risk profiles and decreased real estate values, impacted the inputs used in our internal valuation analysis, resulting in write-downs of these assets.
Through a quarterly analysis of our commercial loan and lease portfolios held for sale, we determined that certain adjustments were necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. After adjustments, these loans and leases totaled $33 million at June 30, 2010 and $85 million at December 31, 2009. Current market conditions, including credit risk profiles, liquidity and decreased real estate values, impacted the inputs used in our internal models and other valuation methodologies, resulting in write-downs of these assets.
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
On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of the goodwill and other intangible assets assigned to our Community Banking and National Banking units. We also perform an annual impairment test for goodwill. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally. Inputs used include market available data, such as industry, historical and expected growth rates and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified these assets as Level 3. For additional information on the results of recent goodwill impairment testing, see Note 11 (“Goodwill and Other Intangible Assets”) on page 102 of our 2009 Annual Report to Shareholders and Note 1 (“Basis of Presentation”).
The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions; therefore the assets are classified as Level 3. The assumptions used are dependent on the type of intangible being valued and include such items as attrition rates, types of customers, revenue streams, prepayment rates, refinancing probabilities and credit defaults. There was no impairment of other intangible assets during the quarter ended June 30, 2010.
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

Fair Value Disclosures of Financial Instruments
The carrying amount and fair value of our financial instruments at June 30, 2010 and December 31, 2009 are shown in the following table:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
in millions	Amount	Value	Amount	Value

ASSETS
Cash and short-term investments (a)	$2,575	$2,575	$2,214	$2,214
Trading account assets (e)	1,014	1,014	1,209	1,209
Securities available for sale (e)	19,193	19,773	16,434	16,641
Held-to-maturity securities (b)	19	19	24	24
Other investments (e)	1,415	1,415	1,488	1,488
Loans, net of allowance (c)	51,115	47,322	56,236	49,136
Loans held for sale (e)	699	699	443	443
Mortgage servicing assets (d)	209	307	221	334
Derivative assets (e)	1,153	1,153	1,094	1,094
LIABILITIES
Deposits with no stated maturity (a)	$42,635	$42,635	$40,563	$40,563
Time deposits (d)	19,740	20,392	25,008	25,908
Short-term borrowings (a)	3,655	3,655	2,082	2,082
Long-term debt (d)	10,451	10,271	11,558	10,761
Derivative liabilities (e)	1,321	1,321	1,012	1,012

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined through the use of models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review the valuations derived from the models for reasonableness to ensure they are consistent with the values placed on similar securities traded in the secondary markets.
(c)	The fair value of the loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount was applied to certain loans using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.
(d)	Fair values of servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.
(e)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the section entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.
The discontinued education lending business consists of assets and liabilities (recorded at fair value) from the securitization trusts, which were consolidated as of January 1, 2010 in accordance with new consolidation accounting guidance, as well as loans and loans held for sale outside the trusts (recorded at carrying value with appropriate valuation reserves). All of these loans were excluded from the table above as follows: loans at carrying value, net of allowance, of $3.2 billion ($2.4 billion fair value) and $3.4 billion ($2.5 billion fair value) at June 30, 2010 and December 31, 2009, respectively; loans held for sale of $92 million and $434 million at June 30, 2010 and December 31, 2009, respectively; and loans at fair value of $3.2 billion at June 30, 2010. As discussed above, loans at fair value were not consolidated until January 1, 2010. Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $3.1 billion at fair value have also been excluded from the above table at June 30, 2010. Additional information regarding the consolidation of the education lending securitization trusts is provided in Note 16 (“Discontinued Operations”). The fair values of loans held for sale were identical to their carrying amounts.

Residential real estate mortgage loans with carrying amounts of $1.8 billion at June 30, 2010 and December 31, 2009 are included in “Loans, net of allowance” in the above table.
For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.
We use valuation methods based on exit market prices in accordance with the applicable accounting guidance for fair value measurements. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. During the second quarter of 2010, our fair value assumptions improved primarily due to more liquidity in the markets particularly related to loans. A substantial portion of the fair value adjustment is related to liquidity. If we were to use different assumptions, the fair values shown in the preceding table could change significantly. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

16. Discontinued Operations
Education lending. In September 2009, we decided to exit the government-guaranteed education lending business. As a result of this decision, we have accounted for this business as a discontinued operation.
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

	Three months ended June 30,		Six months ended June 30,
in millions	2010	2009	2010	2009

Net interest income	$39	$23	$79	$48
Provision for loan losses	14	27	38	55

Net interest income (expense) after provision for loan losses	25	(4)	41	(7)
Noninterest income	(55)	9	(56)	16
Noninterest expense	13	15	25	30

Income (loss) before income taxes	(43)	(10)	(40)	(21)
Income taxes	(16)	(4)	(15)	(8)

Income (loss) from discontinued operations, net of taxes (a)	$(27)	$(6)	$(25)	$(13)

(a)	Includes after-tax charges of $15 million and $16 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $30 million and $35 million for the six-month periods ended June 30, 2010 and 2009, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.
The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

	June 30,	December 31,	June 30,
in millions	2010	2009	2009

Securities available for sale	—	$182	$186
Loans at fair value	$3,223	—	—
Loans, net of unearned income of $1, $1 and $1	3,371	3,523	3,636
Less: Allowance for loan losses	128	157	160

Net loans	6,466	3,366	3,476
Loans held for sale	92	434	148
Accrued income and other assets	223	192	246

Total assets	$6,781	$4,174	$4,056

Noninterest-bearing deposits	—	$119	$104
Derivative liabilities	—	—	2
Accrued expense and other liabilities	46	4	13
Securities at fair value	3,092	—	—

Total liabilities	$3,138	$123	$119

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
The assets held by these trusts can only be used to settle the obligations or securities issued by the trusts. We cannot sell the assets or transfer the liabilities of the consolidated trusts. The loans in the consolidated trusts are comprised of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to us. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $150 million as of June 30, 2010. As a result of our economic interest in the trusts, we record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.
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
At June 30, 2010, the primary economic assumptions used to measure the fair value of the assets and liabilities of the trusts are shown in the following table. The fair value of the assets and liabilities of the trusts is determined by present valuing the future expected cash flows which are affected by the following assumptions. We rely on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts due to the lack of observable market data.

June 30, 2010
dollars in millions

Weighted-average life (years)	1.4 - 6.0

PREPAYMENT SPEED ASSUMPTIONS (ANNUAL RATE)	4.00% - 26.00%

EXPECTED CREDIT LOSSES	2.00% - 80.00%

LOAN DISCOUNT RATES (ANNUAL RATE)	3.63% - 8.16%

SECURITY DISCOUNT RATES (ANNUAL RATE)	3.30% - 7.70%

EXPECTED DEFAULTS (STATIC RATE)	3.75% - 40.00%

The following table shows the consolidated trusts’ assets and liabilities at fair value and their related contractual values as of June 30, 2010. Loans held by the trusts with unpaid principal balances of $48 million were 90 days or more past due and $34 million were in nonaccrual status or $43 million and $31 million on a fair value basis, respectively, at June 30, 2010.

June 30, 2010	Contractual	Fair
in millions	Amount	Value

ASSETS
Loans	$3,610	$3,223
Other Assets	63	63

LIABILITIES
Securities	$3,731	$3,092
Other Liabilities	44	44

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value on a recurring basis.

June 30, 2010
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Loans	—	—	$3,223	$3,223
Other assets	—	—	63	63

Total assets on a recurring basis at fair value	—	—	$3,286	$3,286

LIABILITIES MEASURED ON A RECURRING BASIS
Securities	—	—	$3,092	$3,092
Other liabilities	—	—	44	44

Total liabilities on a recurring basis at fair value	—	—	$3,136	$3,136

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts for the quarter ended June 30, 2010.

	Trust
	Student	Other	Trust	Other
in millions	Loans	Assets	Securities	Liabilities

Balance at January 1, 2010	$2,639	$47	$2,521	$2
Gains/Losses recognized in Earnings (a)	785	—	848	—
Purchases, sales, issuances and settlements	(201)	16	(277)	42

Balance at June 30, 2010	$3,223	$63	$3,092	$44

(a)	Gains/Losses on the Trust Student Loans and Trust Securities were driven primarily by fair value adjustments.
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
The results of this discontinued business are included in “loss from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for this business are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2010	2009	2010	2009

Noninterest income	$1	$7	$4	$14
Intangible assets impairment	—	—	—	27
Other noninterest expense	2	1	4	5

Income (loss) before income taxes	(1)	6	—	(18)
Income taxes	(1)	(4)	—	(6)

Income (loss) from discontinued operations, net of taxes	—	$10	—	$(12)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

	June 30,	December 31,	June 30,
in millions	2010	2009	2009

Cash and due from banks	$32	$23	$17
Other intangible assets	1	1	2
Accrued income and other assets	—	10	7

Total assets	$33	$34	$26

Accrued expense and other liabilities	$1	$1	$3

Total liabilities	$1	$1	$3

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2010	2009	2010	2009

Net interest income	$39	$23	$79	$48
Provision for loan losses	14	27	38	55

Net interest income (expense) after provision for loan losses	25	(4)	41	(7)
Noninterest income	(54)	16	(52)	30
Intangible assets impairment	—	—	—	27
Noninterest expense	15	16	29	35

Income (loss) before income taxes	(44)	(4)	(40)	(39)
Income taxes	(17)	(8)	(15)	(14)

Income (loss) from discontinued operations, net of taxes (a)	$(27)	$4	$(25)	$(25)

(a)	Includes after-tax charges of $15 million and $16 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $30 million and $35 million for the six-month periods ended June 30, 2010 and 2009, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.
The combined assets and liabilities of the discontinued operations are as follows:

	June 30,	December 31,	June 30,
in millions	2010	2009	2009

Cash and due from banks	$32	$23	$17
Securities available for sale	—	182	186
Loans at fair value	3,223	—	—
Loans, net of unearned income of $1, $1 and $1	3,371	3,523	3,636
Less: Allowance for loan losses	128	157	160

Net loans	6,466	3,366	3,476
Loans held for sale	92	434	148
Other intangible assets	1	1	2
Accrued income and other assets	223	202	253

Total assets	$6,814	$4,208	$4,082

Noninterest-bearing deposits	—	$119	$104
Derivative liabilities	—	—	2
Accrued expense and other liabilities	47	5	16
Securities at fair value	3,092	—	—

Total liabilities	$3,139	$124	$122

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of June 30, 2010 and 2009, and the related condensed consolidated statements of income, changes in equity and cash flows for the three-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of Key’s management.
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
August 6, 2010

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year to date periods ended June 30, 2010 and 2009. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.
Terminology
Throughout this discussion, references to “Key,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association.
We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.
♦	In September 2009, we decided to discontinue the education lending business. In April 2009, we decided to wind down the operations of Austin Capital Management, Ltd., a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business and Austin.

♦	Our exit loan portfolios are distinct from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

♦	We engage in capital markets activities primarily through business conducted by our National Banking group. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Economic Overview” that begins on page 17 of our 2009 Annual Report to Shareholders, the regulators initiated an additional level of review of capital adequacy for the country’s nineteen largest banking institutions, including KeyCorp, during 2009. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity. For a detailed explanation of total capital, Tier 1 capital and Tier 1 common equity, and how they are calculated see the section entitled “Capital.”

♦	During the first quarter of 2010, we re-aligned our reporting structure for our business groups. Previously, the Consumer Finance business group consisted mainly of portfolios which were identified as exit or run-off portfolios and were included in our National Banking segment. We are reflecting these exit portfolios in Other Segments. The automobile dealer floor plan business, previously included in Consumer Finance, has been re-aligned with the Commercial Banking line of business within the Community Banking segment. In addition, other previously identified exit portfolios included in the National Banking segment, including our homebuilder loans from the Real Estate Capital line of business and commercial leases from the Equipment Finance line of business, have been moved to Other Segments. For more detailed financial information pertaining to each business group and its respective lines of business, see Note 3 (“Line of Business Results”).
Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Basis of Presentation”).

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
Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:
♦	indications of an improving economy may prove to be premature;

♦	the Dodd-Frank Act may subject us to a variety of new and more stringent legal and regulatory requirements;

♦	changes in local, regional and international business, economic or political conditions in the regions that we operate or have significant assets;

♦	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

♦	our ability to effectively deal with an economic slowdown or other economic or market difficulty;

♦	adverse changes in credit quality trends;

♦	our ability to determine accurate values of certain assets and liabilities;

♦	credit ratings assigned to KeyCorp and KeyBank;

♦	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

♦	changes in investor sentiment, consumer spending or saving behavior;

♦	our ability to manage liquidity, including anticipating interest rate changes correctly;

♦	changes in trade, monetary and fiscal policies of various governmental bodies could affect the economic environment in which we operate;

♦	changes in foreign exchange rates;

♦	limitations on our ability to return capital to shareholders and potential dilution of our Common Shares as a result of the U.S. Treasury’s investment under the terms of the CPP;

♦	adequacy of our risk management program;

♦	increased competitive pressure due to consolidation;

♦	new or heightened legal standards and regulatory requirements, practices or expectations;

♦	our ability to timely and effectively implement our strategic initiatives;

♦	increases in FDIC premiums and fees;

♦	unanticipated adverse affects of acquisitions and dispositions of assets, business units or affiliates;

♦	our ability to attract and/or retain talented executives and employees;

♦	operational or risk management failures due to technological or other factors;

♦	changes in accounting principles or in tax laws, rules and regulations;

♦	adverse judicial proceedings;

♦	occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate; and

♦	other risks and uncertainties summarized in Part 1, Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.
Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our SEC filings, including our reports on Forms 8-K, 10-K and 10-Q and our registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov and at www.Key.com/IR.
Long-term goals
Our long-term financial goals are as follows:
♦	Continue to achieve a loan to core deposit ratio range of 90% to 100%.

♦	Return to a moderate risk profile by targeting a net charge-off ratio range of 40 to 50 basis points.

♦	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50% and maintain noninterest income to total revenue of greater than 40%.

♦	Create positive operating leverage and complete Keyvolution run-rate savings goal of $300 million to $375 million by the end of 2012.

♦	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 1 shows the evaluation of our long-term goals for the second quarter of 2010.
Figure 1. Quarterly evaluation of our goals

Goal	Key Metrics (a)	2Q10	Targets		Action Plans
Core funded	Loan to deposit ratio (b) (c)	93%	90-100%	▪	Improve risk profile of loan portfolio

				▪	Improve mix and grow deposit base

Returning to a moderate risk profile	NCOs to average loans	3.18%	.40-.50%	▪	Focus on relationship clients
				▪	Exit noncore portfolios

				▪	Limit concentrations

				▪	Focus on risk-adjusted returns

Growing high quality, diverse revenue streams	Net Interest Margin	3.17%	>3.50%	▪	Improve funding mix
				▪	Focus on risk-adjusted returns

	Noninterest income/total revenue	44.10%	>40%	▪	Leverage Key’s total client solutions and cross-selling capabilities

Creating positive operating leverage	Keyvolution cost savings	$197 million implemented	$300-$375 million	▪	Improve efficiency and effectiveness
				▪	Leverage technology

				▪	Change cost base to more variable from fixed

Executing our strategies	Return on average assets	.44%	1.00-1.25%	▪	Execute our client insight-driven relationship model

				▪	Improved funding mix with lower cost core deposits

				▪	Keyvolution savings

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Loans and loans held for sale (excluding securitized loans) to deposits (excluding foreign branches).

(c)	Calculated from consolidated operations.
Strategic developments
We initiated the following actions during 2009 and 2010 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 16 of our 2009 annual report.
♦	We established long-term benchmark metrics for success for our loan to deposit ratio, net charge-offs to average loans, net interest margin, noninterest income to total revenue ratio, return on average assets and our efficiency/expense control initiative (Keyvolution) during the first quarter of 2010.

♦	During the first six months of 2010, we have opened 18 new branches, and we expect to open an additional 22 branches during the remainder of 2010. During 2009, we opened 38 new branches in eight markets, and we have completed renovations on 192 branches over the past two and a half years.

♦	During 2009, we settled all outstanding federal income tax issues with the IRS for the tax years 1997-2006, including all outstanding leveraged lease tax issues for all open tax years.

♦	During the third quarter of 2009, we decided to exit the government-guaranteed education lending business, following earlier actions taken in the third quarter of 2008 to cease private student lending. As a result of this decision, we have accounted for the education lending business as a discontinued operation. Additionally, we ceased conducting business in both the commercial vehicle and office equipment leasing markets.

♦	During the second quarter of 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of this decision, we have accounted for this business as a discontinued operation.

Economic overview
During the second quarter of 2010, concerns emerged that the pace of the U.S. economic recovery was slowing. A reluctance by employers to add employees to payrolls, slowing of growth in housing and consumer spending, and the European sovereign debt crisis each cast doubt on the sustainability of economic growth and the recovery. U.S. payrolls increased by 524,000 during the second quarter of 2010 compared to a 261,000 increase in the first quarter of 2010; however, a large part of this improvement was due to temporary government census hiring. Private payrolls did increase by 323,000 compared to a 236,000 increase the prior quarter. Prior to 2010, over 8 million Americans had lost their jobs during the recession that began in December 2007. The average unemployment rate for the second quarter of 2010 remained at the first quarter average of 9.7%. This compares to a 9.3% average rate for all of 2009 and a 10 year average rate of 5.8%.
U.S. household spending slowed during the second quarter of 2010. The average monthly rate of consumer spending was unchanged for the second quarter of 2010 compared to an average monthly increase of 0.4% in the first quarter of 2010 and an average monthly increase of 0.3% for all of 2009. Measures of inflation continued to remain under control as prices for consumer goods and services increased a modest 1.1% in June 2010 from June 2009, compared to an annual increase of 2.3% in March 2010 and a 2.7% increase for all of 2009.
The homebuyer tax credit, offered as part of “The Worker, Homeownership and Business Assistance Act of 2009,” contributed to an improvement in the housing market to begin the second quarter of 2010. Home buying activity increased early in the quarter as home buyers rushed to beat the April 2010 tax credit expiration, but activity weakened following the expiration. In June 2010, new home sales decreased by 14% from March 2010. As a result, new home prices fell and building activity plummeted towards the end of the quarter. In June 2010, median prices for new homes fell 5% from March 2010 and residential housing starts decreased by 13% over the same period. Existing home sales rose by 0.2% in June 2010 from March 2010 while median prices for existing homes rose 8% over the same period. Existing home prices may have been supported by slowing foreclosures which fell 14% in June 2010 from March 2010.
Business spending continued to support economic activity in the second quarter of 2010 as companies continued to rebuild inventory levels and make investments in capital goods. Factory production continued to show improvement and resource utilization levels continued to increase from their lows in mid-2009.
The uncertainties surrounding a stalling economic recovery and sovereign debt instabilities renewed fears in the financial markets. A reemergence of a flight to quality causing increased demand for government securities sent the benchmark two-year Treasury yield down to the lowest levels seen during this recession, falling 0.41% from 1.02% at March 31, 2010 to 0.61% at June 30, 2010. The ten-year Treasury yield, which began the quarter at 3.83%, declined 0.90% to close the quarter at 2.93%. While there were sharp declines in Treasury yields during the quarter, the concern over the creditworthiness of financial institutions resulted in an increase in short-term interbank lending rates by as much as 0.25%. As credit concerns once again heightened, credit spreads for banks’ and financial firms’ debt obligations widened. Acknowledging the fragility of the economy and financial markets, the Federal Reserve held the federal funds target rate near zero during the first half of 2010 and maintained its stance that rates would stay at exceptionally low levels for an extended period. The Federal Reserve also reestablished the Central Bank Liquidity Swap Program to improve liquidity conditions in U.S. dollar funding markets abroad.
Regulatory Reform Developments
On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures and better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of systemically important financial companies (including nonbank financial companies). The Dodd-Frank

Act implements numerous and far-reaching changes across the financial landscape affecting financial companies, including banks and bank holding companies such as Key, by, among other things:
♦	Requiring regulation and oversight on large, systemically important financial institutions by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the Federal Reserve for systemically important financial institutions (including nonbank financial companies), as well as the implementation of FDIC resolution procedures for liquidation of large financial companies to avoid market disruption;

♦	Applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies;

♦	Limiting the Federal Reserve’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the U.S. Treasury Secretary and the Federal Reserve;

♦	Centralizing responsibility for consumer financial protection by creating a consumer protection bureau, with responsibility for implementing, enforcing and examining for compliance with federal consumer financial laws;

♦	Creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers;

♦	Requiring any interchange transaction fee charged for a debit transaction be “reasonable” and proportional to the cost incurred by the issuer for the transaction, the Federal Reserve to prescribe new regulations establishing such fee standards, and eliminating exclusivity arrangement between issuers and networks for debit card transactions and limits restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards.

♦	Implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC (should they manage $150 million or more in assets);

♦	Requiring issuers of asset-backed securities to retain some of the risk associated with the offered securities;

♦	Providing for the implementation of corporate governance provisions for all public companies concerning proxy access and executive compensation;

♦	Increasing the FDIC’s deposit insurance limits permanently to $250,000 for non-transaction accounts, providing for unlimited federal deposit insurance on non-interest bearing demand transaction accounts at all insured depository institutions effective December 31, 2010 through January 1, 2013 and changing the assessment base as well as increasing the reserve ratio for the DIF to ensure the future strength of the DIF; and

♦	Reforming regulation of credit rating agencies.
The above list of reforms implemented as part of the Dodd-Frank Act is only an overview. For further information on the Dodd-Frank Act see the summary provided in the House-Senate conference report, House Report 111-517, as published in the Congressional Record of June 29, 2010.
Interchange Fees
Many of the provisions of the Dodd-Frank Act will require additional studies and new regulations to be completed before they take effect. One area that has received considerable discussion is the potential impact on interchange revenues. In total, on an annualized basis, Key derives approximately $75 million in revenue from debit interchange; until the regulations are proposed and ultimately finalized we will not know the impact on this revenue stream.
Regulation E pursuant to the Electronic Fund Transfer Act of 1978
The Federal Reserve finalized rules regarding Regulation E, which is designed to protect consumers by prohibiting unfair practices and improving disclosures to consumers. Regulation E became effective July 1, 2010, and among other items, prohibits financial institutions from charging overdraft fees to a client without receiving consent from the client to “opt-in” to the financial institutions overdraft services for ATM and everyday debit card transactions.
Once fully in effect, based on the number of clients whom have opted-in through July 30, 2010, we anticipate these rules to reduce our deposit service charge income by approximately $40 million annually. This amount is subject to change as additional clients opt-in.
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
Figure 2 shows the geographic diversity of our Community Banking group’s average core deposits, commercial loans and home equity loans.
Figure 2. Community Banking Geographic Diversity

	Geographic Region
	Rocky
Three months ended June 30, 2010	Mountains and
dollars in millions	Northwest	Great Lakes	Northeast	Nonregion (a)	Total

Average deposits	$15,882	$16,367	$15,092	$3,080	$50,421
Percent of total	31.5%	32.5%	29.9%	6.1%	100.0%

Average commercial loans	$5,730	$3,452	$2,612	$2,723	$14,517
Percent of total	39.4%	23.8%	18.0%	18.8%	100.0%

Average home equity loans	$4,369	$2,779	$2,563	$126	$9,837
Percent of total	44.4%	28.3%	26.0%	1.3%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Community Banking regions.
Figure 17, which appears later in this report in the “Loans and loans held for sale” section, shows the diversity of our commercial real estate lending business based on industry type and location. Deteriorating market conditions in the residential properties segment of the commercial real estate construction portfolio, principally in Florida and southern California, caused nonperforming loans and net charge-offs to increase significantly beginning in mid-2007. As previously reported, we have ceased all new lending to homebuilders and, since December 31, 2007, we have reduced outstanding balances in the residential properties segment of the commercial real estate construction loan portfolio by $2.8 billion, or 79%, to $752 million. Additional information about loan sales is included in the “Credit risk management” section.
Elevated vacancy rates, reduced cash flows and reduced real estate values have continued to adversely affect commercial real estate on a national basis due to weak economic conditions. While remaining stressed, market conditions for commercial real estate showed some improvement in the second quarter of 2010 with cash flows stabilizing and better market liquidity. As a result, we experienced a decline in delinquencies, nonperforming loans and charge-offs during the second quarter of 2010 when compared to the prior quarter.
Since the beginning of the financial crisis, results for the National Banking group have also been affected adversely by increasing credit costs and volatility in the capital markets, which have led to declines in the market values of assets under management and the market values at which we record certain assets (primarily commercial real estate loans and securities held for sale or trading).
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
At June 30, 2010, $23.4 billion, or 25%, of our total assets were measured at fair value on a recurring basis. Approximately 95% of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At June 30, 2010, $2.5 billion, or 3%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.
At June 30, 2010, $606 million, or 1%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 8% of these assets were classified as Level 1 or Level 2. At June 30, 2010, there were no liabilities measured at fair value on a nonrecurring basis.
In addition, with the consolidation of the education lending securitization trusts on January 1, 2010, assets and liabilities at fair value of $3.3 billion and $3.1 billion, respectively, were included on the balance sheet at June 30, 2010, in the discontinued assets and liabilities line items.
During the first six months of 2010, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Highlights of Our Performance
Financial performance
For the second quarter of 2010, we announced net income from continuing operations attributable to Key common shareholders of $56 million, or $.06 per common share. These results compare to a net loss from continuing operations attributable to Key common shareholders of $394 million, or $.68 per common share, for the second quarter of 2009. Second quarter net income attributable to Key common shareholders was $29 million compared to a net loss attributable to Key common shareholders of $390 million for the second quarter of 2009. Net loss attributable to Key common shareholders for the six-month period ended June 30, 2010 was $67 million compared to a net loss attributable to Key common shareholders of $926 million for the same period one year ago.
The second quarter earnings improvement resulted from a lower provision for loan losses, higher fee income, and well-controlled expenses when compared to the first quarter of 2010. Credit quality also continued to improve across the majority of the loan portfolios in both Community Banking and National Banking.
For the first six months of 2010, the net loss from continuing operations attributable to Key common shares was $42 million, or $.05 per common share, compared to a net loss from continuing operations of $901 million, or $1.68 per common share, for the same period last year.
The net interest margin was 3.17% for the second quarter of 2010. This was a decrease of 2 basis points from the first quarter of 2010 and an increase of 47 basis points from the year-ago quarter. The decrease from the first quarter of 2010 was due to pay downs of loan balances which resulted in higher levels of short-term liquidity. This liquidity was redeployed into the investment portfolio during the second quarter and earns a lower yield than our loan portfolio, placing pressure on the net interest margin. Also, the benefit from re-pricing maturing certificates of deposit in the second quarter was more heavily weighted to the last half of the quarter which will benefit the net interest margin in the third quarter. Given the impact of certificate of deposit re-pricing from the second quarter and additional re-pricing of higher costing maturing certificates of deposit in the third quarter, we expect the net interest margin to expand by approximately 10 to 15 basis points during the third quarter of 2010 compared to the second quarter.
Net charge-offs in the second quarter of 2010 were $435 million, a decline of $87 million from the first quarter of 2010. In total, commercial loan net charge-offs decreased by $59 million, primarily driven by lower charge-offs from the commercial real estate construction portfolio. We also experienced improvement across all of our consumer portfolios in the second quarter. During the second quarter, nonperforming loans decreased by $362 million from $2.1 billion at March 31, 2010 to $1.7 billion at June 30, 2010. This decrease was primarily attributable to continued stabilization in the commercial loan portfolio.
Our Tier 1 common equity and Tier 1 risk-based capital ratios remain strong at 8.07% and 13.62%, respectively.
Our allowance for loan losses decreased to $2.2 billion from $2.3 billion from a year-ago. At June 30, 2010, our allowance represented 4.16% of total loans compared to 3.48% at June 30, 2009 and 130% of nonperforming loans at the end of the second quarter of 2010 compared to 107% at the end of the year-ago quarter. One of our primary areas of focus has been to reduce our exposure to the higher risk segments of our commercial real estate portfolio through loan restructuring, refinancing, discounted pay-offs and liquidations. Further information pertaining to our progress in reducing our commercial real estate exposure and our exit loan portfolio is presented in the section entitled “Credit risk management.”
We made significant progress strengthening our liquidity and funding positions in the midst of weak loan demand and a soft economy. Our consolidated loan to deposit ratio was 93% for the second quarter 2010 compared to 107% for the second quarter of 2009. This improvement was accomplished by reducing our reliance on wholesale funding, exiting nonrelationship businesses and increasing the portion of our earning assets invested in highly liquid securities. During the first six months of 2010, we originated approximately $12.9 billion in new or renewed lending commitments.

During the first six months of 2010, we continued our investment in our Community Banking 14-state branch network by opening 18 new branches, with an additional 22 branches slated to be opened during the remainder of 2010. In addition, we also continue with our plans to further modernize our existing branches. These investments enable our customers to utilize the full breadth of solutions, expertise, products and services we have to offer.
We continue to improve the efficiency and effectiveness of our organization. Over the past two years, we have reduced our staff by more than 2,500 average full-time equivalent employees and implemented ongoing initiatives that will better align our cost structure with our relationship-focused business strategies. We want to ensure that we have effective business models that are sustainable and flexible.
Finally, we remain steadfast in our actions of reducing risk exposure, concentrating on core relationship businesses, and maintaining strong capital, liquidity and reserve levels as we emerge from this extraordinary credit cycle as a strong, competitive company.
Figure 3 shows our continuing and discontinued operating results for the current, past and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 4.
Figure 3. Results of Operations

	Three months ended			Six months ended
dollars in millions, except per share amounts	6-30-10	3-31-10	6-30-09	6-30-10	6-30-09

SUMMARY OF OPERATIONS
Income (loss) from continuing operations attributable to Key	$97	$(57)	$(230)	$40	$(689)
Income (loss) from discontinued operations, net of taxes (a)	(27)	2	4	(25)	(25)

Net income (loss) attributable to Key	$70	$(55)	$(226)	$15	$(714)

Income (loss) from continuing operations attributable to Key	$97	$(57)	$(230)	$40	$(689)

Less: Dividends on Series A Preferred Stock	6	6	15	12	27
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	—	114	—	114
Cash dividends on Series B Preferred Stock	31	31	31	62	63
Amortization of discount on Series B Preferred Stock	4	4	4	8	8

Income (loss) from continuing operations attributable to Key common shareholders	56	(98)	(394)	(42)	(901)
Income (loss) from discontinued operations, net of taxes (a)	(27)	2	4	(25)	(25)

Net income (loss) attributable to Key common shareholders	$29	$(96)	$(390)	$(67)	$(926)

PER COMMON SHARE — ASSUMING DILUTION
Income (loss) from continuing operations attributable to Key common shareholders	$.06	$(.11)	$(.68)	$(.05)	$(1.68)
Income (loss) from discontinued operations, net of taxes (a)	(.03)	___	.01	(.03)	(.05)

Net income (loss) attributable to Key common shareholders (b)	$.03	$(.11)	$(.68)	$(.08)	$(1.73)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the six-month period ended June 30, 2010, was primarily attributable to fair value adjustments related to the education lending securitization trusts. Included in the loss from discontinued operations for the six-month period ended June 30, 2009, is a charge for intangible assets impairment related to Austin.

(b)	Earnings per share may not foot due to rounding.

Figure 4. Selected Financial Data

	2010			2009						Six months ended June 30,
dollars in millions, except per share amounts	Second	First		Fourth		Third		Second		2010	2009

FOR THE PERIOD
Interest income	$861	$892		$933		$940		$945		$1,753	$1,922
Interest expense	244	267		303		348		376		511	764
Net interest income	617	625		630		592		569		1,242	1,158
Provision for loan losses	228	413		756		733		823		641	1,670
Noninterest income	492	450		469		382		706		942	1,184
Noninterest expense	769	785		871		901		855		1,554	1,782
Income (loss) from continuing operations before income taxes	112	(123)		(528)		(660)		(403)		(11)	(1,110)
Income (loss) from continuing operations attributable to Key	97	(57)		(217)		(381)		(230)		40	(689)
Income (loss) from discontinued operations, net of taxes (a)	(27)	2		(7)		(16)		4		(25)	(25)
Net income (loss) attributable to Key	70	(55)		(224)		(397)		(226)		15	(714)

Income (loss) from continuing operations attributable to Key common shareholders	56	(98)		(258)		(422)		(394)		(42)	(901)
Income (loss) from discontinued operations, net of taxes (a)	(27)	2		(7)		(16)		4		(25)	(25)
Net income (loss) attributable to Key common shareholders	29	(96)		(265)		(438)		(390)		(67)	(926)

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.06	$(.11)		$(.30)		$(.50)		$(.68)		$(.05)	$(1.68)
Income (loss) from discontinued operations, net of taxes (a)	(.03)	—		(.01)		(.02)		.01		(.03)	(.05)
Net income (loss) attributable to Key common shareholders	.03	(.11)		(.30)		(.52)		(.68)		(.08)	(1.73)

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.06	$(.11)		$(.30)		$(.50)		$(.68)		$(.05)	$(1.68)
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	(.03)	—		(.01)		(.02)		.01		(.03)	(.05)
Net income (loss) attributable to Key common shareholders — assuming dilution	.03	(.11)		(.30)		(.52)		(.68)		(.08)	(1.73)

Cash dividends paid	.01	.01		.01		.01		.01		.02	.0725
Book value at period end	9.19	9.01		9.04		9.39		10.21		9.19	10.21
Market price:
High	9.84	8.19		6.85		7.07		9.82		9.84	9.82
Low	7.17	5.55		5.29		4.40		4.40		5.55	4.40
Close	7.69	7.75		5.55		6.50		5.24		7.69	5.24
Weighted-average common shares outstanding (000)	874,664	874,386		873,268		839,906		576,883		874,526	535,080
Weighted-average common shares and potential common shares outstanding (000)	874,664	874,386		873,268		839,906		576,883		874,526	535,080

AT PERIOD END
Loans	$53,334	$55,913		$58,770		$62,193		$67,167		$53,334	$67,167
Earning assets	78,238	79,948		80,318		84,173		85,649		78,238	85,649
Total assets	94,167	95,303		93,287		96,989		97,792		94,167	97,792
Deposits	62,375	65,149		65,571		67,259		67,780		62,375	67,780
Long-term debt	10,451	11,177		11,558		12,865		13,462		10,451	13,462
Key common shareholders’ equity	8,091	7,916		7,942		8,253		8,138		8,091	8,138
Key shareholders’ equity	10,820	10,641		10,663		10,970		10,851		10,820	10,851

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.44%	(.26	) %	(.94	) %	(1.62	) %	(.96	) %	.09%	(1.42	) %
Return on average common equity	2.84	(4.95)		(12.60)		(20.30)		(15.54)		(1.06)	(21.88)
Net interest margin (TE)	3.17	3.19		3.04		2.80		2.70		3.18	2.75

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.30%	(.23	) %	(.93	) %	(1.62	) %	(.90	) %	.03%	(1.41	) %
Return on average common equity	1.47	(4.85)		(12.94)		(21.07)		(15.32)		(1.70)	(22.58)
Net interest margin (TE)	3.12	3.13		3.00		2.79		2.67		3.13	2.72
Loan to Deposit	93.43	93.44		97.87		100.90		107.24		93.43	107.24

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.49%	11.17%		11.43%		11.31%		11.10%		11.49%	11.10%
Tangible Key shareholders’ equity to tangible assets	10.58	10.26		10.50		10.41		10.16		10.58	10.16
Tangible common equity to tangible assets	7.65	7.37		7.56		7.58		7.35		7.65	7.35
Tier 1 common equity	8.07	7.51		7.50		7.64		7.36		8.07	7.36
Tier 1 risk-based capital	13.62	12.92		12.75		12.61		12.57		13.62	12.57
Total risk-based capital	17.80	17.07		16.95		16.65		16.67		17.80	16.67
Leverage	12.09	11.60		11.72		12.07		12.26		12.09	12.26

TRUST AND BROKERAGE ASSETS
Assets under management	$58,862	$66,186		$66,939		$66,145		$63,382		$58,862	$63,382
Nonmanaged and brokerage assets	27,189	27,809		27,190		25,883		23,261		27,189	23,261

OTHER DATA
Average full-time-equivalent employees	15,665	15,772		15,973		16,436		16,937		15,718	17,201
Branches	1,019	1,014		1,007		1,003		993		1,019	993

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers.

Figure 5 presents certain financial measures related to “tangible common equity” and “Tier 1 common equity.” The tangible common equity ratio has been a focus of some investors. We believe this ratio may assist investors in analyzing our capital position without regard to the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since the SCAP in early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 capital known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 capital, this focus on Tier 1 common equity is consistent with existing capital adequacy guidelines. The recently enacted Dodd-Frank Act will change the regulatory capital standards that apply to bank holding companies by phasing out the treatment of capital securities and cumulative preferred securities (excluding TARP CPP preferred stock issued to the United States or its agencies or instrumentalities before October 4, 2010) being treated as Tier 1 eligible capital. This three year phase-out period which commences January 1, 2013, may affect Key capital securities and ultimately result in our capital securities being treated only as Tier 2 capital.
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

Figure 5. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions, except per share amounts	6-30-10	3-31-10	6-30-09

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS
Key shareholders’ equity (GAAP)	$10,820	$10,641	$10,851
Less: Intangible assets	959	963	1,021
Preferred Stock, Series B	2,438	2,434	2,422
Preferred Stock, Series A	291	291	291

Tangible common equity (non-GAAP)	$7,132	$6,953	$7,117

Total assets (GAAP)	$94,167	$95,303	$97,792
Less: Intangible assets	959	963	1,021

Tangible assets (non-GAAP)	$93,208	$94,340	$96,771

Tangible common equity to tangible assets ratio (non-GAAP)	7.65%	7.37%	7.35%

TIER 1 COMMON EQUITY
Key shareholders’ equity (GAAP)	$10,820	$10,641	$10,851
Qualifying capital securities	1,791	1,791	2,290
Less: Goodwill	917	917	917
Accumulated other comprehensive income (loss) (a)	126	(25)	(20)
Other assets (b)	469	765	172

Total Tier 1 capital (regulatory)	11,099	10,775	12,072
Less: Qualifying capital securities	1,791	1,791	2,290
Preferred Stock, Series B	2,438	2,434	2,422
Preferred Stock, Series A	291	291	291

Total Tier 1 common equity (non-GAAP)	$6,579	$6,259	$7,069

Net risk-weighted assets (regulatory) (b)	$81,498	$83,362	$96,006

Tier 1 common equity ratio (non-GAAP)	8.07%	7.51%	7.36%

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed deferred tax assets of $354 million at June 30, 2010, and $651 million at March 31, 2010, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments.

Line of Business Results
This section summarizes the financial performance and related strategic developments of our two major business groups (operating segments), Community Banking and National Banking. During the first quarter of 2010, we re-aligned our reporting structure for our business groups. Prior to 2010, Consumer Finance consisted mainly of portfolios which were identified as exit or run-off portfolios and were included in our National Banking segment. Effective for all periods presented, we are reflecting the results of these exit portfolios in Other Segments. The automobile dealer floor-plan business, previously included in Consumer Finance, has been re-aligned with the Commercial Banking line of business within the Community Banking segment. In addition, other previously identified exit portfolios included in the National Banking segment have been moved to Other Segments. Note 3 (“Line of Business Results”) describes the products and services offered by each of these business groups, provides more detailed financial information pertaining to the groups and their respective lines of business, and explains “Other Segments” and “Reconciling Items.”
Figure 6 summarizes the contribution made by each major business group to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month and six-month periods ended June 30, 2010 and 2009.
Figure 6. Major Business Groups — Taxable-Equivalent Revenue from Continuing
Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended June 30,		Change			Six months ended June 30,		Change
dollars in millions	2010	2009	Amount	Percent		2010	2009	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Community Banking	$607	$630	$(23)	(3.7	) %	$1,207	$1,240	$(33)	(2.7	) %
National Banking	409	445	(36)	(8.1)		785	866	(81)	(9.4)
Other Segments (a)	86	187	(101)	(54.0)		182	150	32	21.3

Total Segments	1,102	1,262	(160)	(12.7)		2,174	2,256	(82)	(3.6)
Reconciling Items (b)	13	19	(6)	(31.6)		23	98	(75)	(76.5)

Total	$1,115	$1,281	$(166)	(13.0	) %	$2,197	$2,354	$(157)	(6.7	) %

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Community Banking	$32	$(30)	$62	N/M		$38	$(19)	$57	N/M
National Banking	33	(211)	244	N/M		—	(605)	605	N/M
Other Segments (a)	29	8	21	262.5%		(19)	(153)	134	87.6

Total Segments	94	(233)	327	N/M		19	(777)	796	N/M
Reconciling Items (b)	3	3	—	—		21	88	(67)	(76.1	) %

Total	$97	$(230)	$327	N/M		$40	$(689)	$729	N/M

(a)	Other Segments’ results for the second quarter of 2009 include net gains of $125 million ($78 million after-tax) in connection with the repositioning of the securities portfolio and a $95 million ($59 million after-tax) gain related to the exchange of Key common shares for capital securities.

(b)	Reconciling Items for the second quarter of 2009 include a $32 million ($20 million after-tax) gain from the sale of Key’s claim associated with the Lehman Brothers’ bankruptcy.

Community Banking summary of operations
As shown in Figure 7, Community Banking recorded net income attributable to Key of $32 million for the second quarter of 2010, compared to a net loss attributable to Key of $30 million for the year-ago quarter. Decreases in the provision for loan losses and noninterest expense were the primary drivers of the improvement in the second quarter of 2010.
Taxable-equivalent net interest income declined by $29 million, or 7%, from the second quarter of 2009, due to declines in average earning assets and average deposits. Average earning assets decreased $3 billion, or 10%, from the year-ago quarter, reflecting reductions in the commercial loan and home equity loan portfolios. Average deposits declined by $2 billion, or 5%. The mix of deposits continues to change as higher-costing certificates of deposit originated in years prior to 2009 mature, partially offset by growth in noninterest-bearing deposits and NOW and money market deposit accounts.
Noninterest income increased by $6 million, or 3%, from the year-ago quarter, due to higher income from trust and investment services, electronic banking fees, and a reduction in the provision for credit losses from client derivatives. The increase in trust and investment services income reflects increased performance in our Key Private Bank, as well as growth in our branch based investment services. These factors were partially offset by lower service charges on deposits, increased net losses on securities from a Community Development lending investment, and decreases in various other components of noninterest income.
The provision for loan losses declined by $78 million, or 39%, compared to the second quarter of 2009 due to the improved economic conditions.
Noninterest expense declined by $41 million, or 8%, from the year-ago quarter. In the second quarter of 2009, the FDIC imposed a special assessment on all FDIC insured institutions to replenish the insurance fund. As a result, our FDIC insurance assessment declined $29 million in the current quarter, compared to the same period one year ago. Additionally, in the second quarter of 2010, the provision for losses on lending-related commitments was a credit of $4 million, compared to a charge of $4 million recorded in the second quarter of 2009. These expense reductions were partially offset by increases in personnel expense and professional fees.
Figure 7. Community Banking

	Three months ended June 30,		Change			Six months ended June 30,		Change
dollars in millions	2010	2009	Amount	Percent		2010	2009	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$408	$437	$(29)	(6.6	) %	$821	$859	$(38)	(4.4	) %
Noninterest income	199	193	6	3.1		386	381	5	1.3

Total revenue (TE)	607	630	(23)	(3.7)		1,207	1,240	(33)	(2.7)
Provision for loan losses	121	199	(78)	(39.2)		263	340	(77)	(22.6)
Noninterest expense	455	496	(41)	(8.3)		922	963	(41)	(4.3)

Income (loss) before income taxes (TE)	31	(65)	96	N/M		22	(63)	85	N/M
Allocated income taxes and TE adjustments	(1)	(35)	34	97.1%		(16)	(44)	28	63.6%

Net income (loss) attributable to Key	$32	$(30)	$62	N/M		$38	$(19)	$57	N/M

AVERAGE BALANCES
Loans and leases	$27,218	$30,305	$(3,087)	(10.2	) %	$27,492	$30,787	$(3,295)	(10.7	) %
Total assets	30,292	33,162	(2,870)	(8.7)		30,581	33,664	(3,083)	(9.2)
Deposits	50,421	52,786	(2,365)	(4.5)		50,937	52,223	(1,286)	(2.5)

Assets under management at period end	$16,980	$15,815	$1,165	7.4%		$16,980	$15,815	$1,165	7.4%

	Three months ended June 30,		Change			Six months ended June 30,		Change
dollars in millions	2010	2009	Amount	Percent		2010	2009	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$19,418	$17,367	$2,051	11.8%		$19,036	$17,371	$1,665	9.6%
Savings deposits	1,870	1,785	85	4.8		1,842	1,753	89	5.1
Certificates of deposits ($100,000 or more)	6,597	8,975	(2,378)	(26.5)		6,978	8,734	(1,756)	(20.1)
Other time deposits	11,248	14,898	(3,650)	(24.5)		11,900	14,811	(2,911)	(19.7)
Deposits in foreign office	421	549	(128)	(23.3)		462	631	(169)	(26.8)
Noninterest-bearing deposits	10,867	9,212	1,655	18.0		10,719	8,923	1,796	20.1

Total deposits	$50,421	$52,786	$(2,365)	(4.5	) %	$50,937	$52,223	$(1,286)	(2.5	) %

HOME EQUITY LOANS
Average balance	$9,837	$10,291
Weighted-average loan-to-value ratio (at date of origination)	70%	70%
Percent first lien positions	52	53

OTHER DATA
Branches	1,019	993
Automated teller machines	1,511	1,485

National Banking summary of operations
As shown in Figure 8, National Banking recorded net income attributable to Key of $33 million for the second quarter of 2010, compared to a $211 million net loss attributable to Key for the same period one year ago. This improvement in the second quarter of 2010 was a result of a substantial decrease in the provision for loan losses.
Taxable-equivalent net interest income decreased by $35 million, or 15%, from the second quarter of 2009, primarily due to lower earning assets, partially offset by improved earning asset yields. Average earning assets decreased by $8 billion, or 26%, from the year-ago quarter.
Noninterest income declined $1 million from the second quarter of 2009. Investment banking and capital markets income increased $18 million, and net gains from loan sales were $9 million, compared to net losses from loan sales of $7 million for the same period one year ago. These gains were offset by decreases in brokerage commissions and fee income of $13 million, operating lease revenue of $8 million, and various other miscellaneous income items from the second quarter of 2009.
The provision for loan losses in the second quarter of 2010 was $99 million compared to $494 million for the same period one year ago. National Banking continued to experience improved asset quality for the third quarter in a row.
Noninterest expense decreased by $33 million, or 11%, from the second quarter of 2009 as a result of a credit of $6 million to the provision for losses on lending-related commitments compared to a charge of $13 million in the year-ago quarter. Operating lease expense, the provision for losses on LIHTC guaranteed funds, and FDIC deposit insurance premiums also declined from the second quarter of 2009. These improvements were partially offset by an increase in personnel costs and higher costs associated with OREO.

Figure 8. National Banking

	Three months ended June 30,		Change			Six months ended June 30,		Change
dollars in millions	2010	2009	Amount	Percent		2010	2009	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$199	$234	$(35)	(15.0	) %	$396	$456	$(60)	(13.2	) %
Noninterest income	210	211	(1)	(.5)		389	410	(21)	(5.1)

Total revenue (TE)	409	445	(36)	(8.1)		785	866	(81)	(9.4)
Provision for loan losses	99	494	(395)	(80.0)		260	1,005	(745)	(74.1)
Noninterest expense	259	292 (a)	(33)	(11.3)		530	720	(190)	(26.4)

Income (loss) before income taxes (TE)	51	(341)	392	N/M		(5)	(859)	854	99.4
Allocated income taxes and TE adjustments	18	(129)	147	N/M		(5)	(251)	246	98.0

Net income (loss)	33	(212)	245	N/M		—	(608)	608	N/M
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	1	N/M		—	(3)	3	N/M

Net income (loss) attributable to Key	$33	$(211)	$244	N/M		—	$(605)	$605	N/M

AVERAGE BALANCES
Loans and leases	$20,948	$28,586	$(7,638)	(26.7	) %	$21,690	$29,141	$(7,451)	(25.6	) %
Loans held for sale	381	393	(12)	(3.1)		311	437	(126)	(28.8)
Total assets	24,781	34,798	(10,017)	(28.8)		25,521	35,999	(10,478)	(29.1)
Deposits	12,474	13,019	(545)	(4.2)		12,445	12,496	(51)	(.4)

Assets under management at period end	$41,882	$47,567	$(5,685)	(12.0	) %	$41,882	$47,567	$(5,685)	(12.0	) %

Other Segments
Other Segments consist of Corporate Treasury, Key’s Principal Investing unit and various exit portfolios which were previously included within the National Banking segment. These exit portfolios were moved to Other Segments during the first quarter of 2010. Prior periods have been adjusted to conform with the current reporting of the financial information for each segment. Other Segments generated net income attributable to Key of $29 million for the second quarter of 2010, compared to net income attributable to Key of $8 million for the same period last year. These results reflect an increase in net interest income from the second quarter of 2009 as well as a decrease in the provision for loan losses. In addition, net gains from principal investing attributable to Key were $12 million during the current quarter, compared to net losses of $10 million in the year-ago quarter.

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
Taxable-equivalent net interest income for the second quarter of 2010 was $623 million, and the net interest margin was 3.17%. These results compare to taxable-equivalent net interest income of $575 million and a net interest margin of 2.70% for the second quarter of 2009. The increase in the net interest margin is primarily attributable to lower funding costs. We continue to experience an improvement in the mix of deposits by reducing the level of higher costing certificates of deposit and increasing lower costing transaction accounts. We expect this change in funding mix to continue through the second half of 2010 as certificates of deposit mature and re-price to lower current market rates. Over the past year, funding costs were also reduced by maturities of long-term debt and the 2009 exchanges of capital securities for Key common shares. We also experienced improved pricing on loan renewals.
In addition, during the second quarter of 2009, we terminated certain leveraged lease financing arrangements, which reduced net interest income by $16 million and lowered the net interest margin by approximately 7 basis points.
Compared to the first quarter of 2010, taxable-equivalent net interest income decreased by $9 million, and the net interest margin fell by two basis points. Although there was a benefit from the improvement in the mix of deposits, the decline in the net interest margin was largely the result of funds from loan pay downs being reinvested in lower yielding investment securities and interest rate swap maturities.
Additionally, we estimate the negative impact to the net interest margin as a result of having elevated levels of nonperforming assets to be approximately 5 to 8 basis points.
Average earning assets for the second quarter of 2010 totaled $79.1 billion, which was $6.5 billion, or 8%, lower than the second quarter of 2009. This reduction reflects a $13.9 billion decrease in loans caused by soft demand for both consumer and commercial credit due to the uncertain economic environment and the run-off in our exit portfolios and net charge-offs. The decline in loans was partially offset by increases of

$8.9 billion in securities available for sale due to our emphasis on building liquidity and investing excess cash flows from loan repayments.
Since January 1, 2009, the size and composition of our loan portfolios have been affected by the following actions:
♦	During the first six months of 2010, we sold $1.3 billion in total loans, excluding $487 million of education loans that relate to our discontinued operations of the education lending business. The largest portion of loans sold, $676 million, were residential real estate loans.

♦	In the fourth quarter of 2009, we transferred loans with a fair value of $82 million from held-for-sale status to the held-to-maturity portfolio as a result of current market conditions and our related plans to restructure the terms of these loans.

♦	In late September 2009, we transferred $193 million of loans ($248 million, net of $55 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in conjunction with additional actions taken to reduce our exposure in the commercial real estate and institutional portfolios through the sale of selected assets. Most of these loans were sold during October 2009.

♦	We sold $1.3 billion of commercial real estate loans during 2009. Since some of these loans have been sold with limited recourse (i.e., there is a risk that we will be held accountable for certain events or representations made in the sales agreements), we established and have maintained a loss reserve in an amount that we believe is appropriate. More information about the related recourse agreement is provided in Note 13 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

♦	In late September 2009, we decided to exit the government-guaranteed education lending business and have applied discontinued operations accounting to the education lending business for all periods presented in this report. We sold $474 million of education loans (included in “discontinued assets” on the balance sheet) during 2009.

♦	In addition to the sales of commercial real estate loans discussed above, we sold other loans totaling $1.8 billion (including $1.5 billion of residential real estate loans) during 2009.

Figure 9. Consolidated Average Balance Sheets, Net Interest Income and
Yields/Rates From Continuing Operations

	Second Quarter 2010			First Quarter 2010
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)

ASSETS
Loans (b),(c)
Commercial, financial and agricultural	$17,725	$209	4.74%	$18,796	$222	4.78%
Real estate — commercial mortgage	10,354	124	4.78	10,430	128	4.98
Real estate — construction	3,773	41	4.31	4,537	45	4.07
Commercial lease financing	6,759	90	5.33	7,195	93	5.19

Total commercial loans	38,611	464	4.81	40,958	488	4.82
Real estate — residential mortgage	1,829	25	5.60	1,803	26	5.65
Home equity:
Community Banking	9,837	103	4.21	9,967	105	4.26
Other	773	15	7.62	816	15	7.57

Total home equity loans	10,610	118	4.45	10,783	120	4.51
Consumer other — Community Banking	1,145	33	11.57	1,162	36	12.63
Consumer other:
Marine	2,563	39	6.21	2,713	42	6.15
Other	195	4	7.80	209	4	7.76

Total consumer other	2,758	43	6.32	2,922	46	6.27

Total consumer loans	16,342	219	5.40	16,670	228	5.51

Total loans	54,953	683	4.99	57,628	716	5.02
Loans held for sale	516	5	3.50	390	4	4.43
Securities available for sale (b), (e)	17,285	154	3.63	16,312	151	3.73
Held-to-maturity securities (b)	22	—	11.46	23	1	8.20
Trading account assets	1,048	10	3.71	1,186	11	3.86
Short-term investments	3,830	2	.23	2,806	2	.28
Other investments (e)	1,445	13	3.11	1,498	14	3.32

Total earning assets	79,099	867	4.40	79,843	899	4.54
Allowance for loan losses	(2,356)			(2,603)
Accrued income and other assets	11,133			11,454
Discontinued assets — education lending business	6,389			6,884

Total assets	$94,265			$95,578

LIABILITIES
NOW and money market deposit accounts	$25,270	24	.39	$24,722	23	.37
Savings deposits	1,883	1	.06	1,828	—	.06
Certificates of deposit ($100,000 or more) (f)	9,485	77	3.28	10,538	88	3.39
Other time deposits	11,309	85	3.01	12,611	100	3.23
Deposits in foreign office	818	1	.36	693	1	.30

Total interest-bearing deposits	48,765	188	1.55	50,392	212	1.71
Federal funds purchased and securities sold under repurchase agreements	1,841	2	.33	1,790	1	.32
Bank notes and other short-term borrowings	539	4	3.06	490	3	2.41
Long-term debt (f)	7,031	50	3.09	7,001	51	3.16

Total interest-bearing liabilities	58,176	244	1.70	59,673	267	1.83
Noninterest-bearing deposits	15,644			14,941
Accrued expense and other liabilities	3,151			3,064
Discontinued liabilities — education lending business (d)	6,389			6,884

Total liabilities	83,360			84,562

EQUITY
Key shareholders’ equity	10,646			10,747
Noncontrolling interests	259			269

Total equity	10,905			11,016

Total liabilities and equity	$94,265			$95,578

Interest rate spread (TE)			2.70%			2.71%

Net interest income (TE) and net interest margin (TE)		623	3.17%		632	3.19%

TE adjustment (b)		6			7

Net interest income, GAAP basis		$617			$625

Prior to the third quarter of 2009, average balances have not been adjusted to reflect our January 1, 2008, adoption of the applicable accounting guidance related to the offsetting of certain derivative contracts on the consolidated balance sheet.

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (d) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 9. Consolidated Average Balance Sheets, Net Interest Income and
Yields/Rates From Continuing Operations (Continued)

Fourth Quarter 2009			Third Quarter 2009			Second Quarter 2009
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)

$19,817	$232	4.63%	$22,098	$255	4.59%	$24,468	$273	4.48%
10,853	132	4.84	11,529	141	4.84	11,892	144	4.83
5,246	62	4.70	5,834	72	4.86	6,264	76	4.89
7,598	97	5.10	8,073	88	4.35	8,432	90	4.26

43,514	523	4.77	47,534	556	4.64	51,056	583	4.58
1,781	26	5.80	1,748	25	5.88	1,750	26	5.96

10,101	109	4.28	10,192	111	4.32	10,291	112	4.36
862	16	7.54	912	17	7.54	972	18	7.49

10,963	125	4.53	11,104	128	4.58	11,263	130	4.63

1,185	32	11.06	1,189	32	10.48	1,207	31	10.41

2,866	44	6.16	3,017	48	6.26	3,178	49	6.23
224	5	7.81	238	4	7.95	256	6	7.96

3,090	49	6.28	3,255	52	6.38	3,434	55	6.36

17,019	232	5.44	17,296	237	5.46	17,654	242	5.49

60,533	755	4.96	64,830	793	4.86	68,710	825	4.81
618	6	3.35	665	7	4.26	635	8	4.92
15,937	151	3.82	12,154	121	4.00	8,360	89	4.37
24	—	3.34	25	1	9.64	25	—	9.75
1,315	12	3.72	1,074	9	3.49	1,217	13	4.09
3,682	3	.23	5,243	3	.25	5,195	3	.26
1,465	13	3.21	1,459	13	3.26	1,463	13	3.19

83,574	940	4.47	85,450	947	4.40	85,605	951	4.45
(2,525)			(2,462)			(2,211)
10,785			10,142			13,094

4,141			4,091			4,370

$95,975			$97,221			$100,858

$24,910	25	.39	$24,444	29	.49	$24,058	32	.52
1,801	1	.06	1,799	—	.07	1,806	1	.07

11,675	103	3.49	12,771	114	3.55	13,555	124	3.69
13,753	117	3.39	14,749	133	3.57	14,908	139	3.74
711	—	.31	665	1	.31	579	—	.26

52,850	246	1.84	54,428	277	2.03	54,906	296	2.15

1,657	1	.31	1,642	2	.30	1,627	1	.31

418	3	3.03	1,034	3	1.14	1,821	4	.79
8,092	53	2.91	9,183	66	3.07	10,132	75	3.23

63,017	303	1.94	66,287	348	2.10	68,486	376	2.22
14,655			13,604			12,457
3,097			2,055			5,140

4,141			4,091			4,370

84,910			86,037			90,453

10,843			10,961			10,201
222			223			204

11,065			11,184			10,405

$95,975			$97,221			$100,858

		2.53%			2.30%			2.23%

	637	3.04%		599	2.80%		575	2.70%

	7			7			6

	$630			$592			$569

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

Figure 10 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.
Figure 10. Components of Net Interest Income Changes from Continuing Operations

	From three months ended June 30, 2009			From six months ended June 30, 2009
	to three months ended June 30, 2010			to six months ended June 30, 2010
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change
INTEREST INCOME
Loans	$(170)	$28	$(142)	$(342)	$71	$(271)
Loans held for sale	(1)	(2)	(3)	(4)	(3)	(7)
Securities available for sale	82	(17)	65	162	(47)	115
Trading account assets	(2)	(1)	(3)	(3)	(2)	(5)
Short-term investments	(1)	—	(1)	(1)	(1)	(2)
Other investments	—	—	—	—	2	2

Total interest income (TE)	(92)	8	(84)	(188)	20	(168)

INTEREST EXPENSE
NOW and money market deposit accounts	2	(10)	(8)	3	(26)	(23)
Certificates of deposit ($100,000 or more)	(34)	(13)	(47)	(52)	(28)	(80)
Other time deposits	(30)	(24)	(54)	(49)	(45)	(94)
Deposits in foreign office	—	1	1	—	1	1

Total interest-bearing deposits	(62)	(46)	(108)	(98)	(98)	(196)
Federal funds purchased and securities sold under repurchase agreements	—	1	1	—	1	1
Bank notes and other short-term borrowings	(4)	4	—	(14)	11	(3)
Long-term debt	(22)	(3)	(25)	(48)	(7)	(55)

Total interest expense	(88)	(44)	(132)	(160)	(93)	(253)

Net interest income (TE)	$(4)	$52	$48	$(28)	$113	$85

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Noninterest income
Our noninterest income was $492 million for the second quarter of 2010, compared to $706 million for the year-ago quarter. For the first six months of the year, noninterest income was $942 million, representing a decrease of $242 million, or 20%, from the first half of 2009.
As shown in Figure 11, the second quarter of 2009 included a $125 million net gain from the sale of collateralized mortgage obligations, a $95 million gain related to the exchange of common shares for capital securities, and a $32 million gain from the sale of Key’s claim associated with the Lehman Brothers’ bankruptcy. Additionally, net gains on leased equipment during the second quarter of 2010 declined by $34 million from the year-ago quarter. Partially offsetting this decline in noninterest income were net gains of $25 million from loan sales, and net gains of $17 million from principal investing (including results attributable to noncontrolling interests) in the second quarter of 2010, compared to net losses of $3 million and $6 million for the same period last year, as well as an increase in investment banking and capital markets income of $17 million during the second quarter of 2010.
For the year-to-date period, the decrease in noninterest income was largely attributable to a reduction of net gains from our security portfolio due to a repositioning of the portfolio in the second quarter of 2009, a reduction of net gains from leased equipment and lower income from operating leases. Also contributing to the decline was a $9 million decrease in service charges on deposit accounts, and a $3 million decrease in trust and investment services income. The decreases were offset in part by a $132 million increase in net gains from principal investing, a $25 million increase in net gains from loan sales, a $9 million increase in income from investment banking and capital markets activities, and increases in income from electronic banking fees and insurance income. Additionally, Key recorded a $105 million gain from the sale of Visa Inc. shares during the first quarter of 2009 contributing to the decrease in noninterest income from the first six months of 2009.
Figure 11. Noninterest Income

	Three months ended June 30,		Change			Six months ended June 30,		Change
dollars in millions	2010	2009	Amount	Percent		2010	2009	Amount	Percent
Trust and investment services income	$112	$119	$(7)	(5.9	) %	$226	$229	$(3)	(1.3	) %
Service charges on deposit accounts	80	83	(3)	(3.6)		156	165	(9)	(5.5)
Operating lease income	43	59	(16)	(27.1)		90	120	(30)	(25.0)
Letter of credit and loan fees	42	44	(2)	(4.5)		82	82	—	—
Corporate-owned life insurance income	28	25	3	12.0		56	52	4	7.7
Net securities gains (losses)	(2)	125	(127)	N/M		1	111	(110)	(99.1)
Electronic banking fees	29	27	2	7.4		56	51	5	9.8
Gains on leased equipment	2	36	(34)	(94.4)		10	62	(52)	(83.9)
Insurance income	19	16	3	18.8		37	34	3	8.8
Net gains (losses) from loan sales	25	(3)	28	N/M		29	4	25	625.0
Net gains (losses) from principal investing	17	(6)	23	N/M		54	(78)	132	N/M
Investment banking and capital markets income (loss)	31	14	17	121.4		40	31	9	29.0
Gain from sale/redemption of Visa Inc. shares	—	—	—	—		—	105	(105)	(100.0)
Gain (loss) related to exchange of common shares for capital securities	—	95	(95)	(100.0)		—	95	(95)	(100.0)
Other income:
Gain from sale of Key’s claim associated with the Lehman Brothers’ bankruptcy	—	32	(32)	(100.0)		—	32	(32)	(100.0)
Credit card fees	3	3	—	—		6	6	—	—
Miscellaneous income	63	37	26	70.3		99	83	16	19.3

Total other income	66	72	(6)	(8.3)		105	121	(16)	(13.2)

Total noninterest income	$492	$706	$(214)	(30.3	) %	$942	$1,184	$(242)	(20.4	) %

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.
Trust and investment services income. Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 12. The second quarter of 2010 decrease of $7 million, or 6%, is attributable to lower income from brokerage commissions and fees.
Figure 12. Trust and Investment Services Income

	Three months ended June 30,		Change			Six months ended June 30,		Change
dollars in millions	2010	2009	Amount	Percent		2010	2009	Amount	Percent
Brokerage commissions and fee income	$35	$45	$(10)	(22.2	) %	$68	$83	$(15)	(18.1	) %
Personal asset management and custody fees	37	36	1	2.8		74	69	5	7.2
Institutional asset management and custody fees	40	38	2	5.3		84	77	7	9.1

Total trust and investment services income	$112	$119	$(7)	(5.9	) %	$226	$229	$(3)	(1.3	) %

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2010, our bank, trust and registered investment advisory subsidiaries had assets under management of $58.9 billion, compared to $63.4 billion at June 30, 2009. As shown in Figure 13, most of the decrease was attributable to decreases in the money market and securities lending portfolios, offset in part by market appreciation in the equity portfolio. The value of the money market portfolio declined because of general economic conditions. The decline in the securities lending portfolio was due in part to actions taken to maintain liquidity, client departures and increased volatility in the fixed income markets. When clients’ securities are lent out, the borrower must provide us with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management. The decrease in the value of our portfolio of hedge funds is attributable in part to our second quarter 2009 decision to wind down the operations of Austin.

Figure 13. Assets Under Management

	2010		2009
in millions	Second	First	Fourth	Third	Second

Assets under management by investment type:
Equity	$32,836	$37,170	$36,720	$35,304	$31,036
Securities lending	8,743	11,653	11,023	11,575	12,169
Fixed income	10,378	10,270	10,230	9,990	9,745
Money market	6,362	6,396	7,861	7,960	8,437
Hedge funds (a)	543	697	1,105	1,316	1,995

Total	$58,862	$66,186	$66,939	$66,145	$63,382

Proprietary mutual funds included in assets under management:
Money market	$4,400	$4,426	$5,778	$5,598	$5,789
Equity	6,476	7,591	7,223	7,260	6,293
Fixed income	849	777	775	741	662

Total	$11,725	$12,794	$13,776	$13,599	$12,744

(a)	Hedge funds are related to the discontinued operations of Austin.
Service charges on deposit accounts. The decrease in service charges on deposit accounts during the first six months of 2010 is due primarily to changing client behaviors resulting in lower transaction volume, which generated fewer overdraft fees. Additionally, because of the prevailing low interest rates and unlimited FDIC insurance, our corporate clients have been maintaining larger amounts on deposit, which has the effect of reducing their transaction service charges on their noninterest-bearing deposit accounts.
Operating lease income. Reduced originations of operating leases due to the related economics resulted in decreases of $16 million and $30 million in our second quarter of 2010 and first six months of 2010, respectively, in the Equipment Finance line of business. Accordingly, as shown in Figure 15, operating lease expense also declined.
Net gains (losses) from loan sales. We sell loans to achieve desired interest rate and credit risk profiles of the overall loan portfolio. During the first six months of 2010, we recorded $29 million of net gains from loan sales, compared to net gains of $4 million during the first half of 2009.
Net gains (losses) from principal investing. Principal investments consist of direct and indirect investments in predominantly privately-held companies. Our principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($950 million at June 30, 2010 compared to $1 billion at December 31, 2009, and $930 million at June 30, 2009). The net gains (losses) presented in Figure 11 derive from changes in fair values as well as sales of principal investments.
Investment banking and capital markets income (loss). As shown in Figure 14, income from investment banking and capital markets activities increased from the year-ago quarter and year-to-date periods. Dealer trading and derivatives income increased by $6 million from the year-ago quarter due largely to a $23 million decrease in the provision for losses related to customer derivatives. Additionally, other investment income increased $9 million resulting from lower negative marks in our Funds Management Group within our Real Estate Capital and Corporate Banking Services line of business in National Banking. This increase was offset by a $2 million decrease in foreign exchange income.

Figure 14. Investment Banking and Capital Markets Income (Loss)

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Investment banking income (loss)	$25	$21	$4	19.0%	$41	$32	$9	28.1%
Income (loss) from other investments	3	(6)	9	N/M	4	(14)	18	N/M
Dealer trading and derivatives income (loss)	(8)	(14)	6	42.9	(24)	(13)	(11)	(84.6)
Foreign exchange income (loss)	11	13	(2)	(15.4)	19	26	(7)	(26.9)

Total investment banking and capital markets income (loss)	$31	$14	$17	121.4%	$40	$31	$9	29.0%

Noninterest expense
Noninterest expense was $769 million for the second quarter of 2010, compared to $855 million for the same period last year. For the first six months of the year, noninterest expense was $1.6 billion representing a decrease of $228 million, or 13%, from the first six months of 2009.
As shown in Figure 15, FDIC deposit insurance premiums decreased by $37 million from the second quarter of 2009 as a result of a special assessment imposed during that time period. We also recorded a credit of $10 million to the provision for losses on lending-related commitments during the second quarter of 2010, compared to a charge to the provision of $11 million in the year-ago quarter. Additionally, in the second quarter of 2009, we recognized a $16 million charge to the provision for losses on LIHTC guaranteed funds and incurred $14 million more in operating lease expense than in the current quarter. Further information regarding the LIHTC guaranteed funds is included in Note 7 (“Variable Interest Entities”), under the heading “LIHTC guaranteed funds”, and in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Return guarantee agreement with LIHTC investors”.
For the year-to-date period, personnel expense increased by $13 million. Excluding the intangible assets impairment charge of $196 million recorded in the first quarter of 2009, nonpersonnel expense was down $45 million, or 5%, due primarily to a $30 million decrease in the FDIC deposit insurance assessment, a $25 million decrease in operating lease expense and a $12 million credit for losses on lending-related commitments recorded during the current year, compared to a $11 million provision recorded for the first six months of 2009.
The quarterly and year-to-date decreases in total noninterest expense were moderated by increases in OREO related expenses.

Figure 15. Noninterest Expense

	Three months ended June 30,		Change			Six months ended June 30,		Change
dollars in millions	2010	2009	Amount	Percent		2010	2009	Amount	Percent

Personnel	$385	$375	$10	2.7%		$747	$734	$13	1.8%
Net occupancy	64	63	1	1.6		130	129	1	.8
Operating lease expense	35	49	(14)	(28.6)		74	99	(25)	(25.3)
Computer processing	47	48	(1)	(2.1)		94	95	(1)	(1.1)
Professional fees	41	46	(5)	(10.9)		79	80	(1)	(1.3)
FDIC assessment	33	70	(37)	(52.9)		70	100	(30)	(30.0)
OREO expense, net	22	15	7	46.7		54	21	33	157.1
Equipment	26	25	1	4.0		50	47	3	6.4
Marketing	16	17	(1)	(5.9)		29	31	(2)	(6.5)
Provision (credit) for losses on lending-related commitments	(10)	11	(21)	N/M		(12)	11	(23)	N/M
Intangible assets impairment	—	—	—	—		—	196	(196)	(100.0)
Other expense:
Postage and delivery	8	8	—	—		15	16	(1)	(6.3)
Franchise and business taxes	6	9	(3)	(33.3)		13	18	(5)	(27.8)
Telecommunications	5	6	(1)	(16.7)		11	13	(2)	(15.4)
Provision for losses on LIHTC guaranteed funds	—	16	(16)	(100.0)		—	16	(16)	(100.0)
Miscellaneous expense	91	97	(6)	(6.2)		200	176	24	13.6

Total other expense	110	136	(26)	(19.1)		239	239	—	—

Total noninterest expense	$769	$855	$(86)	(10.1	) %	$1,554	$1,782	$(228)	(12.8	) %

Average full-time equivalent employees (a)	15,665	16,937	(1,272)	(7.5	) %	15,718	17,201	(1,483)	(8.6	) %

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.
The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.
Personnel. As shown in Figure 16, personnel expense, the largest category of our noninterest expense, increased by $13 million, or 2%, from the first six months of 2009. The increase was due primarily to incentive compensation accruals on improved profitability. The increases were offset in part by lower costs associated with severance and employee benefits, as compared to the same period last year. As previously reported, we amended our pension plans to freeze all benefit accruals as of December 2009. For more information related to our pension plans, see Note 11 (“Employee Benefits”).
Figure 16. Personnel Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Salaries	$229	$225	$4	1.8%	$451	$448	$3	.7%
Incentive compensation	65	52	13	25.0	112	88	24	27.3
Employee benefits	71	69	2	2.9	145	152	(7)	(4.6)
Stock-based compensation	15	15	—	—	29	24	5	20.8
Severance	5	14	(9)	(64.3)	10	22	(12)	(54.5)

Total personnel expense	$385	$375	$10	2.7%	$747	$734	$13	1.8%

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
Operating lease expense. The decrease in operating lease expense compared to both the quarterly and year-to-date periods is attributable to a lower volume of activity in the Equipment Finance line of business. Income related to the rental of leased equipment is presented in Figure 11 as “operating lease income.”
Professional fees. The decrease in professional fees for both the quarterly and year-to-date periods is due to increased collection efforts on loans, business services and other corporate initiatives.

Corporate-wide efficiency initiative (Keyvolution). In late 2008, we began a corporate-wide initiative designed to build a consistently superior experience for our clients, simplify processes, improve speed to market, and enhance our ability to seize growth and profit opportunities. As of June 30, 2010, we have implemented $197 million of the targeted run-rate savings toward our goal of achieving $300 million to $375 million by the end of 2012. Over the past two years, we have been exiting certain noncore businesses, such as retail marine and education lending, and in February 2009, we completed the implementation of new teller platform technology throughout our branches. As a result of these and other efforts, over the last two years, we have reduced our workforce by 2,500 average full-time equivalent employees.
Income taxes
We recorded tax expense from continuing operations of $11 million for the second quarter 2010, compared to a tax benefit of $82 million for first quarter 2010 and $176 million for second quarter 2009. For the first six months of 2010, we recorded a tax benefit from continuing operations of $71 million, compared to a benefit of $414 million for the same period last year.
The tax benefit recorded is largely attributable to the before tax net loss resulting from continuation of an uncertain economic environment and recognition of tax credits arising from investments in low income housing projects. During the first quarter of 2009, our results from continuing operations included a $196 million charge for the impairment of intangible assets, of which $110 million is not deductible for tax purposes.
Our federal tax (benefit) expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves.
Additional information pertaining to how our tax (benefit) expense and the resulting effective tax rates were derived are included in Note 18 (“Income Taxes”) on page 117 of our 2009 Annual Report to Shareholders.

Financial Condition
Loans and loans held for sale
At June 30, 2010, total loans outstanding from continuing operations were $53.3 billion, compared to $58.8 billion at December 31, 2009 and $67.2 billion at June 30, 2009. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at June 30, 2010, December 31, 2009, and June 30, 2009, totaled $6.6 billion, $3.5 billion, and $3.6 billion, respectively. The decrease in our loans from continuing operations over the past twelve months reflects reductions in most of our portfolios, with the largest decline experienced in the commercial portfolio. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 81 of our 2009 Annual Report to Shareholders.
Commercial loan portfolio
Commercial loans outstanding decreased by $12.6 billion, or 25%, since June 30, 2009, as a result of continued soft demand for credit due to the uncertain economic conditions, accelerated paydowns on our portfolios as commercial clients continue to de-leverage, the run-off in our exit loan portfolio and elevated net charge-offs.
Commercial real estate loans. Commercial real estate loans represent approximately 25% of our total loan portfolio. These loans include both owner and nonowner-occupied properties and constitute approximately 36% of our commercial loan portfolio. As shown in figure 17, at June 30, 2010, our commercial real estate portfolio included mortgage loans of $10 billion and construction loans of $3.4 billion representing 19% and 6% respectively, of our total loans. Nonowner-occupied loans represent 17% of our total loans and owner-occupied loans represent 8% of our total loans. The average mortgage loan originated during the second quarter of 2010 was $2 million, and our largest mortgage loan at June 30, 2010, had a balance of $123 million. At June 30, 2010, our average construction loan commitment was $3 million. Our largest construction loan commitment was $65 million, $60 million of which was outstanding.
Our commercial real estate lending business is conducted through two primary sources: our 14-state banking franchise, and Real Estate Capital and Corporate Banking Services, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 61% of our commercial real estate loans during the second quarter of 2010, compared to 58% in the year-ago quarter. Our commercial real estate business generally focuses on larger real estate developers and owners, as shown in Figure 17, and is diversified by both industry type and geographic location of the underlying collateral. Figure 17 includes commercial mortgage and construction loans in both the Community Banking and National Banking groups.

Figure 17. Commercial Real Estate Loans

June 31, 2010	Geographic Region							Percent of	Commercial
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Total	Total	Mortgage	Construction

Nonowner-occupied:
Retail properties	$226	$575	$237	$682	$267	$390	$2,377	17.7%	$1,574	$803
Multifamily properties	330	553	309	222	495	293	2,202	16.4	1,396	806
Office buildings	307	101	82	155	255	255	1,155	8.6	828	327
Health facilities	235	123	41	258	201	324	1,182	8.8	1,084	98
Residential properties	165	170	64	86	115	152	752	5.6	165	587
Other	135	163	3	61	19	97	478	3.6	413	65
Warehouses	105	111	—	50	58	164	488	3.7	419	69
Land and development	107	88	22	42	56	46	361	2.7	96	265
Hotels/Motels	39	154	—	15	47	55	310	2.3	250	60
Manufacturing facilities	12	—	—	10	3	3	28	.2	27	1

Total nonowner-occupied	1,661	2,038	758	1,581	1,516	1,779	9,333	69.6	6,252	3,081
Owner-occupied	903	138	65	1,000	377	1,585	4,068	30.4	3,719	349

Total	$2,564	$2,176	$823	$2,581	$1,893	$3,364	$13,401	100.0%	$9,971	$3,430

Nonowner-occupied:
Nonperforming loans	$110	$210	$194	$79	$72	$90	$755	N/M	$301	$454
Accruing loans past due 90 days or more	18	—	16	20	5	42	101	N/M	23	78
Accruing loans past due 30 through 89 days	26	—	17	4	45	56	148	N/M	9	139

Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont

Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C. and West Virginia

Southwest –	Arizona, Nevada and New Mexico

Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin

Central –	Arkansas, Colorado, Oklahoma, Texas and Utah

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
In the first six months of 2010, nonperforming loans related to our nonowner-occupied properties have decreased by $333 million compared to an increase of $513 million for the same period in 2009. As previously reported, we undertook a process to reduce our exposure in the residential properties segment of our construction loan portfolio through the sale of certain loans by ceasing lending to homebuilders and the transfer of a net $384 million ($719 million, net of $335 million in net charge-offs) of commercial real estate loans from the held-to-maturity portfolio to the held-for-sale portfolio in June 2008. The balance of this portfolio has been reduced to $25 million at June 30, 2010, primarily as a result of cash proceeds from loan sales, transfers to OREO, and both realized and unrealized losses. We will continue to pursue the sale or foreclosure of the remaining loans, all of which are on nonperforming status.
The secondary market for income property loans was severely constrained for the past two years and is expected to remain so for the foreseeable future. In prior years, we have not provided permanent financing for our clients upon the completion of their construction projects; permanent financing had been provided by the commercial mortgage-backed securities market or other lenders. With other sources of permanent commercial mortgage financing constrained, we are currently providing interim financing for certain of our relationship clients upon completion of their commercial real estate construction projects. During 2009 and the first six months of 2010, we extended the maturities, for up to five years, of certain existing loans to commercial real estate relationship clients with projects at or near completion. We applied normal customary underwriting standards to these longer-term extensions and generally received market rates of interest and additional fees, offering permanent market proxy fixed rates where appropriate, to mitigate the potential impact of rising interest rates. In cases where the terms were at less than normal market rates for similar lending arrangements, we have transferred these loans to the Asset Recovery Group for resolution. In the second quarter of 2010, there were $56 million of new restructured loans included in nonperforming loans of which $31 million related to commercial real estate.

As shown in Figure 17, at June 30, 2010, 70% of our commercial real estate loans were for nonowner-occupied properties compared to 71% at June 30, 2009. Approximately 33% and 45% of these loans were construction loans at June 30, 2010 and 2009, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. Uncertain economic conditions generally slow the execution of new leases and may also lead to the turnover of existing leases, driving rental rates down. As we have experienced during the first six months of 2010, we expect vacancy rates for retail, office and industrial space to remain elevated and may even further increase through 2010.
Commercial real estate fundamentals continue to deteriorate, although at a moderating pace. Through the second quarter of 2010, vacancies rose further and rents declined in office and retail properties. Vacancies are expected to peak this year, with rent levels bottoming in 2011. Net operating income should trough around the same time as rents, with the exception of the lagging office sector. The apartment sector appears to be stabilizing, with vacancies actually falling in the second quarter (after a flat reading in the first quarter of 2010) and rents growing modestly. With the labor market stalling, however, the apartment market may take a step back again before moving toward recovery. This data appears to suggest further softening in commercial real estate, with vacancies rising and rents falling over the next few months, although the pace of decline is moderating. If the upward trend in vacancies continues, any resulting effect would likely be most noticeable in the nonowner-occupied properties segment of our commercial real estate loan portfolio, particularly in the retail properties and office buildings components, which comprise 26% of our commercial real estate loans.
Commercial property values peaked in the fall of 2007, having experienced increases of approximately 30% since 2005 and 90% since 2001. The most recent Moody’s Real Estate Analytics, LLC Commercial Property Price Index shows a 41% decrease in values from its peak and a 16% decrease from the end of the second quarter of 2009 to the end of the second quarter of 2010. As of April 2010, prices were up a modest 2% over the prior month, after two consecutive months of slight declines. While prices may be reaching a bottom, a significant volume of distressed properties entering the market remains a risk and would result in further price declines. In addition, prices are likely to stall before gaining any real upward momentum, reflecting the high level of uncertainty in the market and slow growth outlook. The majority of economists, however, still believe the overall decline in values from their peak could reach approximately 50%. If the factors described above result in further weakening in the fundamentals underlying the commercial real estate market (i.e., vacancy rates, the stability of rental income and asset values), and lead to reduced cash flow to support debt service payments, our ability to collect such payments and the strength of our commercial real estate loan portfolio could be adversely affected.
Commercial lease financing. We conduct financing arrangements through our Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 18% of commercial loans at June 30, 2010, and 17% at June 30, 2009. As previously reported, we ceased conducting business in both the commercial vehicle and office equipment leasing markets during the second half of 2009.

Consumer loan portfolio
Consumer loans outstanding decreased by $1.3 billion, or 7%, from one year ago. As shown in Figure 34 in the “Credit risk management” section, the majority of the reduction came from our exit loan portfolio. Most of the decrease is attributable to the marine segment.
The home equity portfolio is the largest segment of our consumer loan portfolio. A significant amount of this portfolio (93% at June 30, 2010) is derived primarily from the Regional Banking line of business within our Community Banking group. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans within the Community Banking group decreased by $475 million, or less than 5%, over the past twelve months.
Figure 18 summarizes our home equity loan portfolio by source at the end of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 18. Home Equity Loans

	2010		2009
dollars in millions	Second	First	Fourth	Third	Second

SOURCES OF PERIOD-END LOANS
Community Banking	$9,775	$9,892	$10,048	$10,155	$10,250
Other	753	795	838	884	940

Total	$10,528	$10,687	$10,886	$11,039	$11,190

Nonperforming loans at period end	$129	$129	$128	$124	$121
Net loan charge-offs for the period	41	47	46	45	42
Yield for the period (a)	4.45%	4.51%	4.53%	4.58%	4.63%

(a)	From continuing operations.
As previously reported, we have experienced a decrease in our consumer loan portfolio and continue to expect the portfolio to decrease in future periods as a result of our actions to exit dealer-originated home equity loans, indirect retail lending for marine and recreational vehicle products, and discontinue the education lending business. We ceased originating new education loans effective December 5, 2009 and account for this business in discontinued operations.
Loans held for sale
As shown in Note 5 (“Loans and Loans Held for Sale”), our loans held for sale increased to $699 million at June 30, 2010 from $443 million at December 31, 2009 and totaled $761 million at June 30, 2009. Loans held for sale related to the discontinued operations of the education lending business, which are excluded from total loans held for sale at June 30, 2010, December 31, 2009 and June 30, 2009, totaled $92 million, $434 million, and $148 million, respectively.
At June 30, 2010, loans held for sale included $235 million of commercial mortgages which represents a decrease of $53 million from June 30, 2009, and $81 million of residential mortgage loans which decreased $164 million from June 30, 2009.

Loan sales
As shown in Figure 19, during the first six months of 2010, we sold $494 million of commercial real estate loans, $676 million of residential real estate loans and $94 million of commercial loans. Most of these sales came from the held-for-sale portfolio. Additionally, we sold $487 million of education loans (included in “discontinued assets” on the balance sheet), which are excluded from Figure 19. See Note 16 (“Discontinued Operations”) for additional information related to education lending.
Figure 19 summarizes our loan sales for the first six months of 2010 and all of 2009.
Figure 19. Loans Sold (Including Loans Held for Sale)

		Commercial	Residential	Consumer
in millions	Commercial	Real Estate	Real Estate	Other	Total

2010
Second quarter	$75	$336	$348	—	$759
First quarter	19	158	328	—	505

Total	$94	$494	$676	—	$1,264	(a)

2009
Fourth quarter	$225	$440	$315	$5	$985
Third quarter	47	275	514	—	836
Second quarter	22	410	410	—	842
First quarter	9	192	302	—	503

Total	$303	$1,317	$1,541	$5	$3,166	(a)

(a)	Excludes education loans of $154 million, $333 million and $474 million sold during the second quarter of 2010, first quarter of 2010 and during 2009, respectively that relate to the discontinued operations of the education lending business.
Figure 20 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been sold.
Figure 20. Loans Administered or Serviced

	June 30,		March 31,		December 31,	September 30,	June 30,
in millions	2010		2010		2009	2009	2009

Commercial real estate loans	$120,495		$122,542		$123,599	$124,757	$126,369	(a)
Education loans	—	(b)	—	(b)	3,810	3,918	4,036
Commercial lease financing	631		593		649	639	652
Commercial loans	249		243		247	237	202

Total	$121,375		$123,378		$128,305	$129,551	$131,259

(a)	We acquired the servicing for commercial mortgage loan portfolios with an aggregate principal balance of $7.2 billion during 2009.

(b)	We adopted new accounting guidance on January 1, 2010, which required us to consolidate our education loan securitization trusts and resulted in the addition of $2.6 billion of education loans at fair value which are included in “discontinued assets” on the balance sheet.
In the event of default by a borrower, we are subject to recourse with respect to approximately $707 million of the $121.4 billion of loans administered or serviced at June 30, 2010. Additional information about this recourse arrangement is included in Note 13 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities
Our securities portfolio totaled $19.8 billion at June 30, 2010, compared to $16.7 billion at December 31, 2009, and $12.0 billion at June 30, 2009. At each of these dates, most of our securities consisted of securities available for sale, with the remainder consisting of held-to-maturity securities of less than $25 million.
Securities available for sale. The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At June 30, 2010, we had $19.6 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $16.4 billion at December 31, 2009, and $10.1 billion at June 30, 2009.
As shown in Figure 21, all of our mortgage-backed securities are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets and recorded on the balance sheet at fair value. See Note 21 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques” on page 128 of our 2009 Annual Report to Shareholders.
Figure 21. Mortgage-Backed Securities by Issuer

	June 30,	December 31,	June 30,
in millions	2010	2009	2009

FHLMC	$9,307	$7,485	$5,421
FNMA	5,920	4,433	2,643
GNMA	4,346	4,516	2,058

Total	$19,573	$16,434	$10,122

During the first six months of 2010, we had net gains of $380 million from CMOs and other mortgage-backed securities, all of which were unrealized. The net unrealized gains resulted from a decrease in market interest rates and were recorded in the AOCI component of shareholders’ equity. We continue to maintain a moderate asset-sensitive exposure to near-term changes in interest rates.
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
During the second quarter of 2010, our investing activities continue to complement other balance sheet developments and provide for our ongoing liquidity management needs. We purchased $3.8 billion in CMOs, and had maturities and cash flows of $881 million. The purchases were in CMOs issued by government-sponsored entities. We are able to either pledge these securities to the Federal Reserve or Federal Home Loan Bank for secured borrowing arrangements, sell them or use them in connection with repurchase agreements should alternate sources of liquidity be required in the future.
Figure 22 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 4 (“Securities”).

Figure 22. Securities Available for Sale

					Other
	U.S. Treasury,	States and	Collateralized		Mortgage-						Weighted-
	Agencies and	Political	Mortgage		Backed		Other				Average
dollars in millions	Corporations	Subdivisions	Obligations	(a)	Securities	(a)	Securities	(b)	Total		Yield (c)

JUNE 30, 2010
Remaining maturity:
One year or less	$6	$1	$686		$2		$3		$698		4.96%
After one through five years	—	11	17,604		1,200		109		18,924		3.51
After five through ten years	2	61	—		69		1		133		5.51
After ten years	—	5	—		12		1		18		5.87

Fair value	$8	$78	$18,290		$1,283		$114		$19,773		—
Amortized cost	8	75	17,817		1,187		106		19,193		3.58%
Weighted-average yield (c)	2.09%	5.95%	3.48%		4.87%		5.31	% (d)	3.58	% (d)	—
Weighted-average maturity	3.2 years	7.2 years	2.8 years		3.4 years		2.1 years		2.8 years		—

DECEMBER 31, 2009
Fair value	$8	$83	$15,006		$1,428		$116		$16,641		—
Amortized cost	8	81	14,894		1,351		100		16,434		3.79%

JUNE 30, 2009
Fair value	$1,710	$86	$8,523		$1,599		$70		$11,988		—
Amortized cost	1,710	85	8,462		1,525		66		11,848		3.51%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $112 million of securities at June 30, 2010, that have no stated yield.
Held-to-maturity securities. Foreign bonds and preferred equity securities constitute most of our held-to-maturity securities. Figure 23 shows the composition, yields and remaining maturities of these securities.
Figure 23. Held-to-Maturity Securities

	States and					Weighted
	Political	Other				Average
dollars in millions	Subdivisions	Securities		Total		Yield (a)

JUNE 30, 2010
Remaining maturity:
One year or less	$2	—		$2		8.45%
After one through five years	1	$16		17		3.66

Amortized cost	$3	$16		$19		4.30%
Fair value	3	16		19		—
Weighted-average yield	8.62%	3.19	% (b)	4.30	% (b)	—
Weighted-average maturity	1.0 year	2.5 years		2.2 years		—

DECEMBER 31, 2009
Amortized cost	$3	$21		$24		3.97%
Fair value	3	21		24		—

JUNE 30, 2009
Amortized cost	$4	$21		$25		4.27%
Fair value	4	21		25		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at June 30, 2010, that have no stated yield.

Other investments
Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 67% of other investments at June 30, 2010. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($950 million at June 30, 2010, $1.0 billion at December 31, 2009, and $930 million at June 30, 2009).
In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.
Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. Among other things, our review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry and third party data. During the first six months of 2010, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $54 million, which includes $39 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement.
Deposits and other sources of funds
Domestic deposits are our primary source of funding. During the second quarter of 2010, these deposits averaged $63.6 billion and represented 80% of the funds we used to support loans and other earning assets, compared to $66.8 billion and 78% during the same quarter in 2009. The composition of our average deposits is shown in Figure 9 in the section entitled “Net interest income.”
The decrease in average domestic deposits compared to the second quarter of 2009 was due to a decline in certificates of deposit ( $100,000 or more) and other time deposits. This decline was offset by an increase in NOW and money market deposit accounts, and noninterest-bearing deposits. The mix of deposits continues to change as higher-costing certificates of deposit mature and reprice to current market rates and clients move their balances to transaction deposit accounts, such as NOW and money market savings accounts, or look for other alternatives for investing in the current low-rate environment.
Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $3.2 billion during the second quarter of 2010, compared to $4.0 billion during the year-ago quarter. The reduction from the second quarter of 2009 resulted from a $1.3 billion decline in bank notes and other short-term borrowings, which was offset partially by a $239 million increase in foreign office deposits, and a $214 million increase in federal funds purchased and securities sold under agreements to repurchase. During the second quarter of 2010 and 2009, we reduced our reliance on wholesale funding, which was facilitated by improved liquidity for borrowers in the commercial paper market and a reduction in the demand for commercial lines of credit.

Substantially all of our domestic deposits are insured up to applicable limits by the FDIC. Accordingly, we are subject to deposit insurance premium assessments by the FDIC. On November 17, 2009, the FDIC published a final rule to announce an amended DIF restoration plan requiring depository institutions, such as KeyBank, to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the third and fourth quarters of 2009 and for all of 2010, 2011 and 2012. On that date, KeyBank paid the FDIC $539 million to cover the insurance assessments for those time periods. For the three-months ended June 30, 2010, our FDIC insurance assessment was $29 million and we had other FDIC assessments of $4 million. At the end of the second quarter of 2010, we had $442 million of prepaid FDIC insurance assessments recorded on our balance sheet.
The FDIC announced on April 13, 2010 that its Board of Directors’ approval of a Notice of Proposed Rulemaking on Assessments. The proposed revisions to the assessment system would be applicable to large institutions with more than $10 billion in assets, such as KeyBank. According to the FDIC, the proposed revisions would better capture risk at the time an institution assumes the risk, better differentiate institutions during periods of good economic and banking conditions based on how they would fare during periods of stress or economic downturns, and would also take into account the losses that the FDIC may incur if an institution fails. The proposal was published in the Federal Register on May 3, 2010, and the comment period for the proposal expired on July 2, 2010.

Capital
At June 30, 2010, our shareholders’ equity was $10.8 billion, up $157 million from December 31, 2009. Following are certain factors that contributed to the change in our shareholders’ equity. For other factors that contributed to the change, see the Statement of Changes in Equity.
Adoption of new accounting guidance
Effective January 1, 2010, we adopted new consolidation accounting guidance which required us to consolidate our education loan securitization trusts (classified as discontinued assets and liabilities), thereby adding $2.8 billion in assets and liabilities to our balance sheet. As a result of adopting this new guidance, we recorded a cumulative effect adjustment (after-tax) of $45 million to beginning retained earnings on January 1, 2010.
Dividends
During the first six months, we made two quarterly dividend payments of $31 million to the U.S. Treasury on our Series B Preferred Stock as a participant in the U.S. Treasury’s CPP.
On March 15, 2010, and June 15, 2010, we made quarterly dividend payments of $1.9375 per share or $6 million per quarter, on our Series A Preferred Stock.
Additionally, on March 15, 2010 and June 15, 2010, we made a quarterly dividend payment of $.01 per share, or $9 million per quarter, on our Common Shares.
Common shares outstanding
Our common shares are traded on the New York Stock Exchange under the symbol KEY. At June 30, 2010 our book value per common share was $9.19 based on 880.5 million shares at June 30, 2010 compared to $9.04 based on 878.5 million shares outstanding at December 31, 2009, and $10.21 based on 797.2 million shares outstanding at June 30, 2009.
Figure 24 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 24. Changes in Common Shares Outstanding

	2010		2009
in thousands	Second	First	Fourth	Third	Second

Shares outstanding at beginning of period	879,052	878,535	878,559	797,246	498,573
Common shares exchanged for capital securities	—	—	—	81,278	46,338
Common shares exchanged for Series A Preferred Stock	—	—	—	—	46,602
Common shares issued	—	—	—	—	205,439
Shares reissued (returned) under employee benefit plans	1,463	517	(24)	35	294

Shares outstanding at end of period	880,515	879,052	878,535	878,559	797,246

As shown above, common shares outstanding increased by 1.5 million shares during the second quarter of 2010 due to our employee benefit plans.
At June 30, 2010, we had 65.8 million treasury shares, compared to 67.8 million treasury shares at December 31, 2009 and 67.8 million at June 30, 2009. During the second quarter of 2010, we reissued treasury shares in conjunction with our employee benefit plans. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
We repurchase common shares periodically in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The program does not have an expiration date, and we have outstanding Board authority to repurchase 14.0 million shares. We did not repurchase any common shares during the first six months of 2010 or 2009. Further, in accordance with the terms of our participation in the CPP, until the earlier of three years after the issuance of, or such time as the U.S. Treasury no longer holds, any Series B Preferred Stock issued by us under that program, we will not be able to repurchase any of our common shares without the approval of the U.S. Treasury, subject to certain limited exceptions (e.g., for purchases in connection with benefit plans).
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
We determine how capital is to be strategically allocated among our businesses to maximize returns within acceptable risk parameters and strengthen core relationship businesses. In that regard, we will continue to emphasize our client relationship strategy.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain strong at June 30, 2010. This, along with our improved liquidity, positions us well to weather the current credit cycle and to continue to serve our clients’ needs as well as to adjust to the application of any new regulatory capital standards due to or promulgated under the Dodd-Frank Act. Our Key shareholders’ equity to assets ratio was 11.49% at June 30, 2010, compared to 11.43% at December 31, 2009 and 11.10% at June 30, 2009. Our tangible common equity to tangible assets ratio was 7.65% at June 30, 2010, compared to 7.56% at December 31, 2009 and 7.35% at June 30, 2009.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of June 30, 2010, our Tier 1 risk-based capital ratio increased 87 basis points from the fourth quarter 2009 to 13.62%, and our total risk-based capital ratio increased 85 basis points from the fourth quarter 2009 to 17.80%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of June 30, 2010, our leverage ratio declined by 37 basis points from the fourth quarter of 2009 to 12.09%.
The recently enacted Dodd-Frank Act will change the regulatory capital standards that apply to bank holding companies by phasing out the treatment of capital securities and cumulative preferred securities (excluding TARP CPP preferred stock issued to the United States or its agencies or instrumentalities before October 4, 2010) being Tier 1 eligible capital. This three year phase-out period which commences January 1, 2013 will ultimately result in our capital securities being treated only as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions to bank holding companies, savings and loan holding companies, and nonbank financial companies identified as systemically important.
As of June 30, 2010, our Tier 1 capital ratio, leverage ratio, and total capital ratios represented 13.62%, 12.09%, and 17.80%, respectively. The trust preferred securities issued by the KeyCorp and Union State Bank capital trusts contribute $1.8 billion or 220, 195, and 220 basis points to our Tier 1 capital ratio, leverage ratio, and total capital ratio, respectively, as of June 30, 2010.
Under current regulatory capital guidelines, Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well capitalized” to “critically undercapitalized.” A “well capitalized” institution must exceed the prescribed thresholds of 6.00% for Tier 1 capital ratio, 5.00% for the leverage ratio and 10.00% for total capital ratio. If these provisions applied to bank holding companies, we would qualify as “well capitalized” at June 30, 2010. Analysis on a pro forma basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of June 30, 2010, also determines that we would qualify as “well capitalized” under current regulatory guidelines, with the pro forma Tier 1 capital, pro forma leverage ratio, and pro forma total capital ratio being 11.42%, 10.14%, and 17.80%, respectively. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition of or prospects of KeyCorp or KeyBank.
Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 capital, such a focus is consistent with existing capital adequacy guidelines and does not imply a new or ongoing capital standard. The modifications mandated by the Dodd-Frank Act are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, bank holding companies, and covered nonbank financial companies, which resulted from the financial crisis. Because Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 5 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 8.07% at June 30, 2010, compared to 7.50% at December 31, 2009 and 7.36% at June 30, 2009.

At June 30, 2010, we had a consolidated net deferred tax asset of $589 million compared to $569 million at December 31, 2009 and none at June 30, 2009. In recent years, we had been in a net deferred tax liability position. Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. Based on these restrictions, at June 30, 2010, $354 million of our net deferred tax assets were deducted from Tier 1 capital and risk-weighted assets compared to $514 million at December 31, 2009 and none at June 30, 2009. We anticipate that the amount of our net deferred tax asset disallowed for risk-based capital purposes will gradually decline in coming quarters.
Figure 25 represents the details of our regulatory capital position at June 30, 2010, December 31, 2009, and June 30, 2009.

Figure 25. Capital Components and Risk-Weighted Assets

	June 30,	December 31,	June 30,
dollars in millions	2010	2009	2009

TIER 1 CAPITAL
Key shareholders’ equity	$10,820	$10,663	$10,851
Qualifying capital securities	1,791	1,791	2,290
Less: Goodwill	917	917	917
Accumulated other comprehensive income (a)	126	(48)	(20)
Other assets (b)	469	632	172

Total Tier 1 capital	11,099	10,953	12,072

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on
lending-related commitments (c)	1,039	1,112	1,230
Net unrealized gains on equity securities available for sale	4	7	2
Qualifying long-term debt	2,365	2,486	2,698

Total Tier 2 capital	3,408	3,605	3,930

Total risk-based capital	$14,507	$14,558	$16,002

TIER 1 COMMON EQUITY
Tier 1 capital	$11,099	$10,953	$12,072
Less: Qualifying capital securities	1,791	1,791	2,290
Series B Preferred Stock	2,438	2,430	2,422
Series A Preferred Stock	291	291	291

Total Tier 1 common equity	$6,579	$6,441	$7,069

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$68,064	$70,485	$77,982
Risk-weighted off-balance sheet exposure	16,019	18,118	19,609
Less: Goodwill	917	917	917
Other assets (b)	1,195	1,308	1,256
Plus: Market risk-equivalent assets	943	1,203	1,922

Gross risk-weighted assets	82,914	87,581	97,340
Less: Excess allowance for loan losses (c)	1,416	1,700	1,334

Net risk-weighted assets	$81,498	$85,881	$96,006

AVERAGE QUARTERLY TOTAL ASSETS	$93,921	$95,697	$100,607

CAPITAL RATIOS
Tier 1 risk-based capital	13.62%	12.75%	12.57%
Total risk-based capital	17.80	16.95	16.67
Leverage (d)	12.09	11.72	12.26
Tier 1 common equity	8.07	7.50	7.36

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $354 million at June 30, 2010 and $514 million at December 31, 2009, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments.

(c)	The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The excess allowance for loan losses includes $128 million, $157 million and $160 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

The Dodd-Frank Act’s Reform of Deposit Insurance
The FDIC’s interim rule published in the Federal Register on April 19, 2010, extended the TLGP TAG program from July 1, 2010 to December 31, 2010. KeyBank elected not to participate in this TAG program extension. KeyBank and many of its peers have elected not to continue in the TAG program at various times. As previously reported, we anticipate a certain amount of deposit run-off for this interim period of expiration of unlimited deposit insurance on non interest-bearing transaction accounts. We have established a liquidity buffer in anticipation and, as a result, do not expect it to have a significant effect on liquidity.
The Dodd-Frank Act makes permanent the current FDIC deposit insurance limit of $250,000, and provides for temporary unlimited FDIC deposit insurance until January 1, 2013, for non interest-bearing demand transaction accounts at all insured depository institutions effective December 31, 2010 (concurrent with the expiration date of the current TAG program extension). Accordingly, effective December 31, 2010, KeyBank will again offer non interest-bearing demand transaction accounts, with unlimited FDIC deposit insurance.

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
Interest rate risk management
Interest rate risk, which is inherent in the banking industry, is measured by the potential for fluctuations in net interest income and the economic value of equity. Such fluctuations may result from changes in interest rates, and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. To minimize the volatility of net interest income and the economic value of equity, we manage exposure to interest rate risk in accordance with policy limits established by the Enterprise Risk Management Committee.
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
Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current composition of our on- and off-balance sheet positions, the current interest rate environment and projected on- and off-balance sheet positions and interest rates. The simulation assumes that projections of our on- and off-balance sheet positions will reflect recent product trends, targets and plans established by the ALCO Committee and the lines of business, and consensus economic forecasts.
Typically, the amount of net interest income at risk is measured by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion. In light of the low interest rate environment, beginning in the fourth quarter of 2008, we modified the standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 25 basis points over two months with no change over the following ten months. After calculating the amount of net interest income at risk, we compare that amount with the base case of an unchanged interest rate environment. The analysis also considers sensitivity to changes in a number of other variables, including other market interest rates and deposit mix. We also perform regular stress tests and sensitivities on the model inputs that could materially change the resulting risk assessments. One set of stress tests and sensitivities assesses the effect of interest rate inputs on simulated exposures. Assessments are performed using different shapes in the yield curve (the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity), including a sustained flat yield curve, an inverted slope yield curve, changes in credit spreads, an immediate parallel change in market interest rates and changes in the relationship of money market interest rates. Another set of stress tests and sensitivities assesses the effect of pricing and volume projections and discretionary strategies on simulated exposures. Assessments are performed on changes to the following assumptions: the pricing of deposits without contractual maturities, changes in lending spreads, prepayments on loans and securities, other loan and deposit balance changes, investment, funding and hedging activities and liquidity and capital management strategies.
Simulation analysis produces only a sophisticated estimate of interest rate exposure based on assumptions and judgments related to balance sheet growth, customer behavior, new products, new business volume, product pricing, market interest rate behavior and anticipated investment, funding, hedging and capital management activities. We tailor the assumptions to the specific interest rate environment and yield curve shape being modeled, and validate those assumptions on a regular basis. Our simulations are performed with the assumption that interest rate risk positions will be actively managed through the use of on- and off-balance sheet financial instruments to achieve the desired risk profile. Actual results may differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, actual hedging strategies employed, changes in balance sheet composition, and repercussions from unanticipated or unknown events.
Figure 26 presents the results of the simulation analysis at June 30, 2010 and 2009. At June 30, 2010, our simulated exposure to a change in short-term interest rates was moderately asset sensitive. ALCO policy limits for risk management call for corrective measures if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 26, we are operating within these limits.
Figure 26. Simulated Change in Net Interest Income

June 30, 2010

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-1.04%	+3.42%

June 30, 2009

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.96%	+2.40%

As interest rates declined throughout 2008 and have remained at low levels since that time, we have gradually shifted from a liability-sensitive position to an asset-sensitive position as a result of balance growth in transaction deposits, declines in loan balances and a number of capital-raising transactions. Although outstanding derivative hedge positions have declined over the past year due to contractual maturities, improved liquidity flows have resulted in increases of a similar magnitude in the outstanding balance of fixed rate investment securities, and this has served to moderate further increases in the asset-sensitive positioning. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity and pricing of loan and deposit flows. As changes occur to the configuration of the balance sheet and the outlook for the economy, management evaluates hedging opportunities that would change the reported interest rate risk profile.

The results of additional simulation analyses that make use of alternative rising interest rate scenarios and yield curve shapes indicate that the improvement in net interest income when interest rates increase could be less than the policy simulation results in Figure 26. Net interest income improvements are highly dependent on the timing, magnitude and path of interest rate increases. Also, the sensitivity analysis of assumption inputs for deposit re-pricing relationships, lending spreads and the balance behavior of transaction accounts indicates that net interest income improvements in a rising rate environment could be diminished if actual behavior is different than modeled.
We also conduct simulations that measure the effect of changes in market interest rates in the second year of a two-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, we simulate changes to the EVE as discussed in the following section.
Economic value of equity modeling. EVE complements net interest income simulation analysis since it estimates risk exposure beyond twelve- and twenty-four month horizons. EVE measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets and liabilities under multiple interest rate paths. Under the current level of market interest rates, the calculation of EVE under an immediate 200 basis point decrease in interest rates results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We take corrective measures if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. We are operating within these guidelines.
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
Figure 27. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2010
			Weighted-Average			June 30, 2009
	Notional	Fair	Maturity	Receive	Pay	Notional	Fair
dollars in millions	Amount	Value	(Years)	Rate	Rate	Amount	Value

Receive fixed/pay variable—conventional A/LM (a)	$8,813	$44	.6	1.3%	.4%	$16,868	$37
Receive fixed/pay variable—conventional debt	4,722	485	15.8	5.1	.9	5,631	410
Pay fixed/receive variable—conventional debt	633	1	5.9	.8	2.5	—	—
Pay fixed/receive variable—forward starting	—	—	—	—	—	735	8
Foreign currency—conventional debt	1,383	(321)	1.2	.9	.6	2,550	(258)

Total portfolio swaps	$15,551	$209	5.5	2.4%	.6%	$25,784	$197

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

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
We manage exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Risk Capital Committee whose market risk management responsibilities are now performed by the Market Risk Committee established as part of Key’s ERM Program. At June 30, 2010, the aggregate one-day trading limit set by the committee was $6.9 million. We are operating within these constraints. During the first six months of 2010, our aggregate daily average, minimum and maximum VAR amounts were $2.0 million, $1.5 million and $2.5 million, respectively. During the same period one year ago, our aggregate daily average, minimum and maximum VAR amounts were $3.0 million, $2.6 million and $3.7 million, respectively.
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
While the markets have achieved gradual improvement most credit markets in which we participate and rely upon as sources of funding have been significantly disrupted and highly volatile since July 2007. During the third quarter of 2009, our secured borrowings matured and were not replaced, though we retain the capacity to utilize secured borrowings as a contingent funding source. We continue to reposition our balance sheet to reduce future reliance on wholesale funding and increase our liquid asset portfolio.
We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The Plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. As part of that plan, we maintain a liquidity reserve through balances in our liquid asset portfolio which during a problem period could reduce our potential reliance on market-sourced funding. The portfolio at June 30, 2010 totaled $8.7 billion. The portfolio balance consisted of $7.5 billion of unpledged securities, $1.0 billion of securities available for pledging at the Federal Home Loan Bank of Cincinnati and $200 million of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of June 30, 2010, our unused borrowing capacity secured by loan collateral was $11.0 billion at the Federal Reserve Bank of Cleveland and $2.8 billion at the Federal Home Loan Bank.
Long-term liquidity strategy
Our long-term liquidity strategy is to reduce our reliance on wholesale funding. Our Community Banking group supports our client-driven relationship strategy, with the objective of achieving greater reliance on deposit-based funding to reduce our liquidity risk.
Our liquidity position and recent activity
Over the past twelve months, we have increased our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid assets held as protection against a range of potential liquidity stress scenarios. Liquidity stress scenarios include the loss of access to either unsecured or secured funding sources, as well as draws on unfunded commitments and significant deposit withdrawals.
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

We generate cash flows from operations, and from investing and financing activities. During the second quarter of 2010 we used the proceeds from loan paydowns and maturities of short-term investments to increase the balance of our securities available-for-sale portfolio. During 2009 the issuance of common shares was used to fund the reduction of short-term borrowings and long-term debt and to increase the balance of our securities available-for-sale portfolio.
The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for each of the three-month periods ended June 30, 2010 and 2009.
Liquidity for KeyCorp
The parent company has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions) and occasional guarantees of subsidiary’s obligations in transactions with third parties at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.
Our primary tool for assessing parent company liquidity is the net short-term cash position, which measures the ability to fund debt maturing in twenty-four months or less with existing liquid assets. Another key measure of parent company liquidity is the “liquidity gap,” which represents the difference between projected liquid assets and anticipated financial obligations over specified time horizons. We generally rely upon the issuance of term debt to manage the liquidity gap within targeted ranges assigned to various time periods.
Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the second quarter of 2010, KeyBank did not pay any dividends to the parent, and nonbank subsidiaries did not pay the parent any dividends. As of the close of business on June 30, 2010, KeyBank would not have been permitted to pay dividends to the parent without prior regulatory approval. To compensate for the absence of dividends, the parent company has relied upon the issuance of long-term debt and stock. During the first six months of 2010, the parent made capital infusions of $100 million to KeyBank, compared to $500 million during the first half of 2009.
The parent company generally maintains excess funds in interest-bearing deposits in an amount sufficient to meet projected debt maturities over the next twenty-four months. At June 30, 2010, the parent company held $3.3 billion in short-term investments, which we projected to be sufficient to repay our maturing debt obligations.
During the first quarter of 2009, KeyCorp issued $438 million of FDIC-guaranteed floating-rate senior notes under the TLGP, which are due April 16, 2012.
Liquidity programs
We have several liquidity programs, which are described in Note 12 (“Short-Term Borrowings”) on page 104 of our 2009 Annual Report to Shareholders, which enable the parent company and KeyBank to raise funds in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.

Liquidity and credit ratings
Our credit ratings at June 30, 2010, are shown in Figure 28. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to effect future offerings of securities that would be marketable to investors. Conditions in the credit markets are improving relative to the disruption experienced between the third quarter of 2007 and the third quarter of 2009; however, the availability of credit and the cost of funds remain tight and more costly than is typical of an economy with a growing gross domestic product.
Figure 28 reflects the credit ratings of KeyCorp securities at June 30, 2010. If our credit ratings fall below investment-grade, that event could have a material adverse effect on us. Such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us. Ultimately, credit ratings downgrades would curtail our business operations and reduce our ability to generate income.
On April 27, 2010, Moody’s, a credit rating agency that rates KeyCorp and KeyBank debt securities, indicated that, if enacted into law, the financial reform bill then proposed by Senator Christopher Dodd could result in lower debt and deposit ratings for seventeen U.S. banks, including KeyBank, because the legislation could weaken Moody’s current assumptions regarding the systemic support provided to the largest financial institutions. Moody’s has publicly reported that KeyCorp holding company ratings do not currently benefit from any uplift as a result of a systemic support assumption by Moody’s. KeyBank long-term deposit and senior debt ratings were identified as receiving a one notch “uplift” due to systemic support.
Subsequently, on July 27, 2010, Moody’s announced that it is reviewing for possible downgrade the ratings of ten large U.S. regional banks, including KeyBank, that currently benefit from systemic support. According to Moody’s, the ratings being reviewed have benefited from an expectation of increased government support since 2009. Moody’s review will consider its government support assumptions in light of the recent passage of the Dodd-Frank Act. KeyBank long-term deposit, short-term borrowings, senior long-term debt, and subordinated long-term debt ratings were identified among the ratings under review for possible downgrade.
Figure 28. Credit Ratings

				Senior		Subordinated			Series A
	TLGP	Short-Term		Long-Term		Long-Term		Capital	Preferred
June 30, 2010	Debt	Borrowings		Debt		Debt		Securities	Stock

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	AAA	A-2		BBB+		BBB		BB	BB
Moody’s	Aaa	P-2		Baa1		Baa2		Baa3	Ba1
Fitch	AAA	F1		A-		BBB+		BBB	BBB

KEYBANK

Standard & Poor’s	AAA	A-2		A-		BBB+		N/A	N/A
Moody’s	Aaa	P-1	*	A2	*	A3	*	N/A	N/A
Fitch	AAA	F1		A-		BBB+		N/A	N/A

*	Placed on review for possible downgrade by Moody’s.

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
We actively manage the overall loan portfolio in a manner consistent with asset quality objectives, including the use of credit derivatives — primarily credit default swaps — to mitigate credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At June 30, 2010, we used credit default swaps with a notional amount of $917 million to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At June 30, 2010, the notional amount of credit default swaps sold by us for the purpose of diversifying our credit exposure was $381 million. Occasionally, we have provided credit protection to other lenders through the sale of credit default swaps. These transactions with other lenders generated fee income.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps decreased our operating results by $9 million for the six-month period ended June 30, 2010 compared to a decrease of $23 million for the same period last year.
We also manage the loan portfolio using portfolio swaps and bulk purchases and sales. Our overarching goal is to manage the loan portfolio within a specified range of asset quality.
Selected asset quality statistics for each of the past five quarters are presented in Figure 29. The factors that drive these statistics are discussed in the remainder of this section.
Figure 29. Selected Asset Quality Statistics from Continuing Operations

	2010		2009
dollars in millions	Second	First	Fourth	Third	Second

Net loan charge-offs	$435	$522	$708	$587	$502
Net loan charge-offs to average loans	3.18%	3.67%	4.64%	3.59%	2.93%
Allowance for loan losses	$2,219	$2,425	$2,534	$2,485	$2,339
Allowance for credit losses (a)	2,328	2,544	2,655	2,579	2,404
Allowance for loan losses to period-end loans	4.16%	4.34%	4.31%	4.00%	3.48%
Allowance for credit losses to period-end loans	4.36	4.55	4.52	4.15	3.58
Allowance for loan losses to nonperforming loans	130.30	117.43	115.87	108.52	107.05
Allowance for credit losses to nonperforming loans	136.70	123.20	121.40	112.62	110.02
Nonperforming loans at period end	$1,703	$2,065	$2,187	$2,290	$2,185
Nonperforming assets at period end	2,086	2,428	2,510	2,799	2,548
Nonperforming loans to period-end portfolio loans	3.19%	3.69%	3.72%	3.68%	3.25%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	3.88	4.31	4.25	4.46	3.77

(a)	Includes the allowance for loan losses plus the liability for credit losses on lending-related commitments.
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
Criticized assets showed significant improvement during the second quarter of 2010 from both the prior quarter and the same period one year ago.
Allowance for loan losses. At June 30, 2010, the allowance for loan losses was $2.2 billion, or 4.16% of loans, compared to $2.3 billion, or 3.48%, at June 30, 2009. The allowance includes $157 million that was specifically allocated for impaired loans of $1.1 billion at June 30, 2010, compared to $393 million that was allocated for impaired loans of $1.7 billion one year ago. For more information about impaired loans, see Note 8 (“Nonperforming Assets and Past Due Loans from Continuing Operations”). At June 30, 2010, the allowance for loan losses was 130.30% of nonperforming loans, compared to 107.05% at June 30, 2009.
We estimate the appropriate level of the allowance for loan losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 82 of our 2009 Annual Report to Shareholders. Briefly, we apply historical loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. If an impaired loan has an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. The allowance for loan losses at June 30, 2010, represents our best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 30, our allowance for loan losses decreased by $120 million, or 5%, during the past twelve months. This decrease was attributable primarily to an improvement in credit quality of the loan portfolio. Our delinquency trends declined and our roll rates have improved, which we attribute to improved market liquidity during the quarter. In addition, our liability for credit losses on lending-related commitments increased by $44 million to $109 million at June 30, 2010, compared to the same period one year ago. When combined with our allowance for loan losses, our total allowance for credit losses represented 4.36% of loans at the end of the second quarter of 2010 compared to 3.58% at the end of the second quarter of 2009. We anticipate further reductions in the level of our allowance for loan losses for the balance of 2010 as a result of our expectation of lower levels of net charge-offs and nonperforming loans; however, if the economy should not continue to show signs of improvement this may change our expectation.
Figure 30. Allocation of the Allowance for Loan Losses

	June 30, 2010					December 31, 2009					June 30, 2009
			Percent of		Percent of			Percent of		Percent of			Percent of		Percent of
			Allowance to		Loan Type to			Allowance to		Loan Type to			Allowance to		Loan Type to
dollars in millions	Amount		Total Allowance		Total Loans	Amount		Total Allowance		Total Loans	Amount		Total Allowance		Total Loans

Commercial, financial and agricultural	$745		33.6%		32.1%	$796		31.4%		32.8%	$769		32.9%		35.0%
Commercial real estate:
Commercial mortgage	542		24.4		18.7	578		22.8		17.8	465		19.9		17.5
Construction	307		13.8		6.4	418		16.5		8.1	456		19.4		9.1

Total commercial real estate loans	849		38.2		25.1	996		39.3		25.9	921		39.3		26.6
Commercial lease financing	233		10.6		12.4	280		11.1		12.6	192		8.2		12.3

Total commercial loans	1,827		82.4		69.6	2,072		81.8		71.3	1,882		80.4		73.9
Real estate — residential mortgage	37		1.7		3.5	30		1.2		3.1	19		.8		2.6
Home equity:
Community Banking	123		5.5		18.3	130		5.1		17.1	118		5.0		15.3
Other	63		2.8		1.4	78		3.1		1.4	91		3.9		1.4

Total home equity loans	186		8.3		19.7	208		8.2		18.5	209		8.9		16.7
Consumer other — Community Banking	58		2.6		2.2	73		2.9		2.0	65		2.8		1.8
Consumer other:
Marine	98		4.4		4.7	140		5.5		4.7	151		6.5		4.6
Other	13		.6		.3	11		.4		.4	13		.6		.4

Total consumer other	111		5.0		5.0	151		5.9		5.1	164		7.1		5.0

Total consumer loans	392		17.6		30.4	462		18.2		28.7	457		19.6		26.1

Total loans	$2,219	(a)	100.0	% (a)	100.0%	$2,534	(a)	100.0	% (a)	100.0%	$2,339	(a)	100.0	% (a)	100.0%

(a)	Excludes allocations of the allowance for loan losses in the amount of $128 million, $157 million and $160 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, related to the discontinued operations of the education lending business.

Our provision for loan losses was $228 million for the second quarter of 2010, compared to $823 million for the year-ago quarter. Our net loan charge-offs for the second quarter of 2010 exceeded the provision for loan losses by $207 million. The decrease in our provision is due to the improvement we have experienced in most of our loan portfolios. Additionally, we continue to work our exit loans through the credit cycle, and reduce exposure in the residential properties segment of our construction loan portfolio through the sale of certain loans, payments from borrowers or net charge-offs.
Net loan charge-offs. Net loan charge-offs for the second quarter of 2010 totaled $435 million, or 3.18% of average loans from continuing operations. These results compare to net charge-offs of $502 million, or 2.93%, for the same period last year. Figure 31 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 32.
Over the past twelve months, net charge-offs in the commercial loan portfolio dropped by $59 million, due primarily to commercial real estate related credits within the Real Estate Capital and Corporate Banking Services line of business. Net charge-offs for this line of business declined by $111 million from the second quarter of 2009 and decreased $272 million from the fourth quarter 2009. Net charge-offs for this line of business included $131 million of net charge-offs recorded on two specific customer relationships during the fourth quarter of 2009. Compared to the fourth quarter of 2009, net loan charge-offs in the commercial loan portfolio decreased by $252 million which was attributable to declines in both the commercial, financial and agricultural, and real estate commercial mortgage and construction categories. As shown in Figure 34, our exit loan portfolio accounted for $114 million, or 26%, of total net loan charge-offs for the second quarter of 2010. We expect net charge-offs to remain elevated in 2010 but continue to show improvement in future quarters. However, should economic conditions materially weaken, we could change our outlook for net charge-offs, nonperforming loans and allowance for loan losses.
Figure 31. Net Loan Charge-offs from Continuing Operations

	2010		2009
dollars in millions	Second	First	Fourth	Third	Second

Commercial, financial and agricultural	$136	$126	$218	$168	$168
Real estate — commercial mortgage	126	106	165	81	87
Real estate — construction	75	157	181	216	133
Commercial lease financing	14	21	39	27	22

Total commercial loans	351	410	603	492	410
Home equity — Community Banking	25	30	27	25	24
Home equity — Other	16	17	19	20	18
Marine	19	38	33	25	29
Other	24	27	26	25	21

Total consumer loans	84	112	105	95	92

Total net loan charge-offs	$435	$522	$708	$587	$502

Net loan charge-offs to average loans	3.18%	3.67%	4.64%	3.59%	2.93%
Net loan charge-offs from discontinued operations — education lending business	$31	$36	$36	$38	$37

Figure 32. Summary of Loan Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2010	2009	2010	2009

Average loans outstanding	$54,953	$68,710	$56,282	$70,153

Allowance for loan losses at beginning of period	$2,425	$2,016	$2,534	$1,629
Loans charged off:
Commercial, financial and agricultural	152	182	291	426

Real estate — commercial mortgage	128	87	237	109
Real estate — construction	86	135	243	239

Total commercial real estate loans (a)	214	222	480	348
Commercial lease financing	21	29	46	51

Total commercial loans	387	433	817	825
Real estate — residential mortgage	11	4	18	7
Home equity:
Community Banking	28	25	59	43
Other	17	19	35	34

Total home equity loans	45	44	94	77
Consumer other — Community Banking	15	17	33	31
Consumer other:
Marine	31	39	79	78
Other	3	3	8	9

Total consumer other	34	42	87	87

Total consumer loans	105	107	232	202

Total loans charged off	492	540	1,049	1,027

Recoveries:
Commercial, financial and agricultural	16	14	29	26

Real estate — commercial mortgage	2	—	5	1
Real estate — construction	11	2	11	2

Total commercial real estate loans (a)	13	2	16	3
Commercial lease financing	7	7	11	11

Total commercial loans	36	23	56	40
Real estate — residential mortgage	1	—	1	—
Home equity:
Community Banking	3	1	4	2
Other	1	1	2	1

Total home equity loans	4	2	6	3
Consumer other — Community Banking	2	2	4	3
Consumer other:
Marine	12	10	22	17
Other	2	1	3	2

Total consumer other	14	11	25	19

Total consumer loans	21	15	36	25

Total recoveries	57	38	92	65

Net loans charged off	(435)	(502)	(957)	(962)
Provision for loan losses	228	823	641	1,670
Foreign currency translation adjustment	1	2	1	2

Allowance for loan losses at end of period	$2,219	$2,339	$2,219	$2,339

Liability for credit losses on lending-related commitments at beginning of period	$119	$54	$121	$54
Provision (credit) for losses on lending-related commitments	(10)	11	(12)	11

Liability for credit losses on lending-related commitments at end of period (b)	$109	$65	$109	$65

Total allowance for credit losses at end of period	$2,328	$2,404	$2,328	$2,404

Net loan charge-offs to average loans	3.18%	2.93%	3.43%	2.77%
Allowance for loan losses to period-end loans	4.16	3.48	4.16	3.48
Allowance for credit losses to period-end loans	4.36	3.58	4.36	3.58
Allowance for loan losses to nonperforming loans	130.30	107.05	130.30	107.05
Allowance for credit losses to nonperforming loans	136.70	110.02	136.70	110.02

Discontinued operations — education lending business:
Loans charged off	$32	$38	$69	$71
Recoveries	1	1	2	2

Net loan charge-offs	$(31)	$(37)	$(67)	$(69)

(a)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets. Figure 33 shows the composition of our nonperforming assets. These assets totaled $2.1 billion at June 30, 2010, and represented 3.88% of portfolio loans, OREO and other nonperforming assets, compared to $2.5 billion, or 4.25%, at December 31, 2009, and $2.5 billion, or 3.77%, at June 30, 2009. Nonperforming assets were down over $700 million from their peak at September 30, 2009. We experienced another decrease in the inflow of nonperforming loans during the second quarter of 2010, representing our fourth consecutive decrease and the lowest level of new inflows since the third quarter of 2008. See Note 1 under the headings “Impaired and Other Nonaccrual Loans” and “Allowance for Loan Losses” beginning on page 81 of our 2009 Annual Report to Shareholders for a summary of our nonaccrual and charge-off policies.
Figure 33. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

	June 30,	March 31,	December 31,	September 30,	June 30,
dollars in millions	2010	2010	2009	2009	2009

Commercial, financial and agricultural	$489	$558	$586	$679	$700

Real estate — commercial mortgage	404	579	614	566	454
Real estate — construction	473	607	641	702	716

Total commercial real estate loans	877	1,186	1,255	1,268	1,170
Commercial lease financing	83	99	113	131	122

Total commercial loans	1,449	1,843	1,954	2,078	1,992
Real estate — residential mortgage	77	72	73	68	46
Home equity:
Community Banking	112	111	107	103	101
Other	17	18	21	21	20

Total home equity loans	129	129	128	124	121
Consumer other — Community Banking	5	4	4	4	5
Consumer other:
Marine	41	16	26	15	19
Other	2	1	2	1	2

Total consumer other	43	17	28	16	21

Total consumer loans	254	222	233	212	193

Total nonperforming loans	1,703	2,065	2,187	2,290	2,185

Nonperforming loans held for sale	221	195	116	304	145

OREO	200	175	191	187	182
Allowance for OREO losses	(64)	(45)	(23)	(40)	(11)

OREO, net of allowance	136	130	168	147	171

Other nonperforming assets	26	38	39	58	47

Total nonperforming assets	$2,086	$2,428	$2,510	$2,799	$2,548

Accruing loans past due 90 days or more	$240	$434	$331	$375	$552
Accruing loans past due 30 through 89 days	610	639	933	1,071	1,081
Restructured loans included in nonperforming loans (a)	213	226	364	65	7
Nonperforming assets from discontinued operations — education lending business	40	43	14	12	3
Nonperforming loans to year-end portfolio loans	3.19%	3.69%	3.72%	3.68%	3.25%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	3.88	4.31	4.25	4.46	3.77

(a)	Restructured loans (i.e. troubled debt restructurings) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.
As shown in Figure 33, nonperforming assets decreased during the second quarter of 2010 which represents the third consecutive quarterly decline. Most of the reduction came from nonperforming loans and OREO in the commercial real estate lines of business. These reductions were offset in part by an increase in nonperforming loans held for sale which reflects the actions we are taking to reduce our exposure in the commercial real estate and institutional portfolios through the sale of selected assets. As shown in Figure 34, our exit loan portfolio accounted for $385 million, or 18%, of total nonperforming assets at June 30, 2010, compared to $499 million, or 21%, at March 31, 2010.
At June 30, 2010, the carrying amount of our commercial nonperforming loans outstanding represented 65% of their original face value, and total nonperforming loans outstanding represented 69% of their face value.

At the same date, OREO represented 50% of its original face value, while loans held for sale and other nonperforming assets in the aggregate represented 60% of their face value.
At June 30, 2010, our 20 largest nonperforming loans totaled $441 million, representing 25% of total loans on nonperforming status.
Figure 34 shows the composition of our exit loan portfolio at June 30, 2010 and March 31, 2010, the net charge-offs recorded on this portfolio for the second and first quarters of 2010, and the nonperforming status of these loans at June 30, 2010 and March 31, 2010. The exit loan portfolio represented 12% of total loans and loans held for sale at June 30, 2010.
Figure 34. Exit Loan Portfolio from Continuing Operations

						Balance on
	Balance		Change	Net Loan		Nonperforming
	Outstanding		6-30-10 vs.	Charge-offs		Status
in millions	6-30-10	3-31-10	3-31-10	2Q10	1Q10	6-30-10	3-31-10

Residential properties — homebuilder	$195	$269	$(74)	$20	$44	$109	$167
Residential properties — held for sale	25	40	(15)	—	—	25	40

Total residential properties	220	309	(89)	20	44	134	207
Marine and RV floor plan	268	339	(71)	14	28	59	66
Commercial lease financing (a)	2,437	2,685	(248)	44	22	133	191

Total commercial loans	2,925	3,333	(408)	78	94	326	464
Home equity — Other	753	795	(42)	16	17	17	18
Marine	2,491	2,636	(145)	19	38	41	16
RV and other consumer	188	201	(13)	1	4	1	1

Total consumer loans	3,432	3,632	(200)	36	59	59	35

Total exit loans in loan portfolio	$6,357	$6,965	$(608)	$114	$153	$385	$499

Discontinued operations — education lending business (not included in exit loans above) (b)	$6,686	$6,268	$418	$31	$36	$40	$42

(a)	Includes the business aviation, commercial vehicle, office products, construction and industrial leases, and Canadian lease financing portfolios; and all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts consolidated upon the adoption of new consolidation accounting guidance on January 1, 2010.

Figure 35 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2009, total commitments and loans outstanding in this sector have declined by $4.1 billion and $2.1 billion, respectively, and have declined by $11 billion and $6.4 billion, respectively from June 30, 2009.
The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 36. As shown in this figure, nonperforming loans experienced another quarterly decrease as loans placed on nonaccrual decreased for the fourth consecutive quarter and loans sold and payments received on nonperforming loans increased in the second quarter of 2010 as compared to the first quarter of 2010 and the second quarter of 2009, as market liquidity improved.
Figure 35. Commercial, Financial and Agricultural Loans

				Nonperforming Loans
June 30, 2010	Total		Loans		Percent of Loans
dollars in millions	Commitments	(a)	Outstanding	Amount	Outstanding

Industry classification:
Services	$9,001		$3,553	$65	1.8%
Manufacturing	7,361		2,624	66	2.5
Public utilities	4,686		1,040	—	—
Wholesale trade	2,957		1,173	23	2.0
Financial services	2,751		1,492	22	1.5
Retail trade	1,948		781	6	.8
Property management	1,848		1,019	44	4.3
Dealer floor plan	1,679		1,067	63	5.9
Building contractors	1,291		571	54	9.5
Transportation	1,241		823	71	8.6
Mining	1,194		408	41	10.0
Agriculture/forestry/fishing	901		540	31	5.7
Public administration	515		234	—	—
Communications	498		218	—	—
Insurance	438		56	—	—
Individuals	5		3	1	33.3
Other	1,607		1,511	2	.1

Total	$39,921		$17,113	$489	2.9%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 36. Summary of Changes in Nonperforming Loans from Continuing
Operations

	2010		2009
in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$2,065	$2,187	$2,290	$2,185	$1,735
Loans placed on nonaccrual status	682	746	1,141	1,160	1,227
Charge-offs	(492)	(557)	(750)	(619)	(540)
Loans sold	(136)	(15)	(70)	(4)	(12)
Payments	(185)	(102)	(237)	(294)	(142)
Transfers to OREO	(66)	(20)	(98)	(91)	(45)
Transfers to nonperforming loans held for sale	(82)	(59)	(23)	(5)	(30)
Transfers to other nonperforming assets	(36)	(3)	(4)	(29)	—
Loans returned to accrual status	(47)	(112)	(62)	(13)	(8)

Balance at end of period	$1,703	$2,065	$2,187	$2,290	$2,185

Figure 37. Summary of Changes in Nonperforming Loans Held for Sale from
Continuing Operations

	2010		2009
dollars in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$195	$116	$304	$145	$72
Transfers in	86	129	71	216	79
Loans sold	(53)	(38)	(228)	(45)	(1)
Transfers to OREO	(6)	(6)	—	—	(1)
Valuation adjustments	(1)	(6)	(15)	(10)	(4)
Loans returned to accrual status / other	—	—	(16)	(2)	—

Balance at end of period	$221	$195	$116	$304	$145

Factors that contributed to the change in our OREO during each of the last five quarters are summarized in Figure 38. As shown in this figure, the increase in the second quarter of 2010 was attributable to properties acquired through foreclosure or voluntary transfer from the borrower.
Figure 38. Summary of Changes in Other Real Estate Owned, Net of Allowance, from
Continuing Operations

	2010		2009
in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$130	$168	$147	$171	$143
Properties acquired — nonperforming loans	72	26	98	91	46
Valuation adjustments	(24)	(28)	(12)	(36)	(9)
Properties sold	(42)	(36)	(65)	(79)	(9)

Balance at end of period	$136	$130	$168	$147	$171

Operational risk management
Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices or ethical standards. Due to the passage of the Dodd-Frank Act, large financial companies like Key will be subject to heightened prudential standards and regulation due to their systemic importance. This heightened level of regulation will increase our operational risk. We have created and continue to create work teams to respond to and analyze the new regulatory requirements imposed upon us and that will be promulgated as a result of the enactment of the Dodd-Frank Act. Resulting losses could take the form of explicit charges, increased operational costs, harm to our reputation or forgone opportunities. We seek to mitigate operational risk through a system of internal controls.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in the Legal Proceedings section of Note 13 (“Contingent Liabilities and Guarantees”) of the Notes to Consolidated Financial Statements, is incorporated herein by reference.
Item 1A. Risk Factors
An investment in our Common Shares, debt, or other securities is subject to risks inherent to our business and our industry. Before making an investment decision, you should carefully consider the risks and uncertainties described below relating to recent developments and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the period ended March 31, 2010, together with all of the other information included or incorporated by reference in this report. Although we have significant risk management policies, procedures and practices aimed at mitigating uncertainties, these risks may nevertheless impair our business operations. These risks are not the only ones that we face. This report is qualified in its entirety by these risk factors.
IF ANY OF THE FOLLOWING RISK FACTORS (OR THOSE INCORPORATED BY REFERENCE AS INDICATED ABOVE) ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND/OR ACCESS TO LIQUIDITY AND/OR CREDIT COULD BE MATERIALLY AND ADVERSELY AFFECTED (“MATERIAL ADVERSE EFFECT ON US”). IF THIS WERE TO HAPPEN, THE VALUE OF OUR SECURITIES — COMMON SHARES, SERIES A PREFERRED STOCK, SERIES B PREFERRED STOCK, TRUST PREFERRED SECURITIES, AND OUR DEBT SECURITIES — COULD DECLINE, PERHAPS SIGNIFICANTLY, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.
RISKS RELATED TO RECENT DEVELOPMENTS
The Federal Reserve and European Union monetary policy leaders appear to be bracing the global economy and financial markets for a transition of fiscal policy efforts from fiscal stimulus aimed at shortening the economic crisis to fiscal consolidation with the goal of long-term fiscal sustainability. Monetary leaders in the U.S. and the European Union are advocating for and implementing reductions in budget deficits and austerity measures in some countries. This eventual transition of fiscal policy in various developed nations, including the U.S., may cause the global economic recovery to be prolonged and may also hinder the return to an expansionary economy in the U.S.

Federal Reserve Chairman Bernanke and various governments in Europe have acknowledged the need to commence a shift from fiscal stimulus efforts to fiscal consolidation to reduce government deficits. A global coordinated shift from fiscal stimulus to fiscal consolidation could hinder the return of a robust global economy and cause instability in the financial markets. Various governments in Europe have announced budget reductions and/or austerity measures as a means to limit fiscal budget deficits due to reduced tax revenues experienced by governments globally as a result of the economic crisis. Chairman Bernanke has testified before Congress about the need for U.S. budget deficits to be reduced; and the outlook that the economic recovery in the U.S. is likely to be slow and painful for many Americans. A prolonged U.S. economic recovery could have a Material Adverse Effect on Us.
The failure of the European Union to stabilize its weaker member economies, such as Greece, Portugal, Spain, Hungary and even Italy, could have international implications affecting the stability of global financial markets and hindering the U.S. economic recovery.
On the eve of May 10, 2010, Greece was facing imminent default on its obligations. On May 10, 2010, finance ministers from the European Union announced a deal to provide $560 billion in new loans and $76 billion under an existing lending program to countries facing instability. The International Monetary Fund joined forces and announced that it was prepared to give $321 billion separately. The European Central Bank also announced that it would buy government and corporate debt, and the world’s leading central banks, including the Federal Reserve, Bank of Canada, Bank of England, Bank of Japan, and Swiss National Bank, announced a joint intervention to make more dollars available for interbank lending. Should these monetary policy measures be insufficient to restore stability to the financial markets, the recovery of the U.S. economy could be hindered or reversed, which could have a Material Adverse Effect on Us.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), subjects us to a variety of new and more stringent legal and regulatory requirements. Because the Dodd-Frank Act imposes more stringent regulatory requirements on the largest financial institutions, Key could be competitively disadvantaged.
On July 21, 2010, President Obama signed the Dodd-Frank Act, a sweeping financial regulatory reform bill, into law. The Dodd-Frank Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures and better equip the nation’s regulators to guard against or mitigate any future financial crises. The Dodd-Frank Act implements far-reaching changes across the financial landscape, including the following provisions:
♦	establish a new interagency council to identify and manage systemic risk in the financial system;

♦	subject systemically important financial companies (including nonbank financial companies) and activities to heightened prudential standards and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

♦	establish a new resolution procedure for large financial companies (but not their bank subsidiaries) to mitigate the moral hazard and market disruption concerns associated with the liquidation of large, systemically important financial companies;

♦	centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws, a number of which will be strengthened;

♦	requires that any interchange transaction fee charged for a debit transaction be “reasonable and proportional” to the cost incurred by the issuer with respect to the transaction and directs the Federal Reserve to prescribe regulations to establish standards, as well as eliminates exclusive arrangements between issuers and networks for electronic debit transactions and limits restrictions on merchant discounting and minimum or maximum dollar amount thresholds as a condition for acceptance of credit cards and eliminates and exclusivity arrangement;

♦	apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies, which, among other things, will exclude, on a phase-out basis, all trust preferred and cumulative preferred securities from Tier 1 capital;

♦	change the assessment base for federal deposit insurance premiums from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund, and increase the reserve ratio for the Deposit Insurance Fund, which will require an increase in the level of assessments;

♦	impose new regulatory requirements and restrictions on federally insured depository institutions, their holding companies and other affiliates, as well as other systemically important nonbank financial companies, including (for depository institutions, non-U.S. banks and their affiliates) the “Volcker Rule” (as the media often refers to it) ban on proprietary trading and sponsorship of, and investment in, hedge funds and private equity funds;

♦	impose comprehensive regulation of the over-the-counter derivatives market, including the so-called “Lincoln push-out provision” that effectively prohibits insured depository institutions from conducting certain derivatives businesses in the institution itself;

♦	limit the Federal Reserve’s emergency authority to lend to nondepository institutions to programs and facilities with broad-based eligibility and authorize the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the United States Department of the Treasury (the “U.S. Treasury”) and the Federal Reserve;

♦	require persons offering asset-backed securities to retain some of the risk associated with the offered securities;

♦	implement corporate governance revisions, including with regard to executive compensation and proxy access, that apply to all public companies, not just financial institutions;

♦	eliminate the private adviser exemption from registration, thereby requiring advisers to hedge funds and private equity funds to register with the SEC, while providing a new exemption from registration for advisers to venture capital funds, and for private funds with assets under management of less than $150 million (although each of these classes of exempt advisers must provide such reports to the SEC as the SEC may by rule require);

♦	reform the regulation of credit rating agencies, including the imposition of new liability standards;

♦	establish a Federal Insurance Office within the Treasury Department and reform the regulation of the nonadmitted property and casualty insurance market and the reinsurance market;

♦	make permanent the $250,000 limit for FDIC deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions (effective December 31, 2010), and for credit unions (effective immediately); and

♦	repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
The Dodd-Frank Act defers many of the details of its mandated reforms to future rulemakings by a variety of federal regulatory agencies. While we cannot predict the effect of these various rulemakings which have yet to be issued, we do anticipate a variety of new and more stringent legal and regulatory requirements. Regulatory reform will likely place additional costs on larger financial institutions, may impede growth opportunities, and may place larger financial institutions at a competitive disadvantage in the market place. Additionally, reform could affect the behaviors of third parties that we deal with in the course of our business, such as rating agencies, insurance companies, and investors. Heightened regulatory practices, requirements or expectations resulting from the Dodd-Frank Act and the rules promulgated thereunder could affect us in substantial and unpredictable ways, and, in turn, could have a Material Adverse Effect on Us. For further detail on the Dodd-Frank Act, see the House-Senate conference report (House Report 111-517), as published in the Congressional Record of June 29, 2010.
The Dodd-Frank Act provides for the phase-out beginning January 1, 2013, of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital for purposes of the regulatory capital guidelines for bank holding companies.
Currently, our trust preferred and enhanced trust preferred securities represent 14% of our Tier 1 capital or $1.8 billion of our $10.8 billion of Tier 1 capital. By comparison, the U.S. Treasury’s TARP investment, non-cumulative perpetual preferred securities, and our common equity represent 23%, 3% and 58%, respectively, of our Tier 1 capital, as of June 30, 2010. The anticipated phase-out (as Tier 1 eligible) of our trust preferred securities and enhanced trust preferred securities will eventually result in us having less of a capital buffer above the well-capitalized regulatory standard of 6% of Tier 1 capital. Accordingly, we may eventually determine or our regulators could require us, in connection with our redemption of TARP or otherwise, to raise additional Tier 1 capital through the issuance of additional preferred stock or common equity. Should such issuances occur, they would likely result in dilution to our shareholders. Currently, we expect to have sufficient access to the capital markets to be able to raise any necessary replacement capital. Nevertheless, should market conditions experienced during the fall of 2008 return, our ability to raise capital may be diminished significantly, which could, in turn, have a Material Adverse Effect on Us. Approximately $140 billion of trust preferred securities issued by U.S. financial institutions that are currently Tier 1 eligible will be affected by the Dodd-Frank Act phase-out of trust preferred securities as Tier 1 eligible. Many other institutions are faced with this same issue, and the number of institutions affected could have implications on investor demand for our securities. Furthermore, the Dodd-Frank Act and related or other rulemaking may result in new regulatory capital standards for institutions to be recognized as well-capitalized. These factors could have a Material Adverse Effect on Us.
Our credit ratings could be adversely affected by the Dodd-Frank Act, which prohibits the Federal Reserve from providing support to specific financial companies that is not based upon programs with broad eligibility and implements resolution procedures for large, systemically important financial companies.
On April 27, 2010, Moody’s, a credit rating agency that rates KeyCorp and KeyBank debt securities, indicated that, if enacted into law, certain provisions of reform proposed at the time by Senator Christopher Dodd could result in lower debt and deposit ratings for seventeen U.S. banks, including KeyBank, because the legislation could weaken Moody’s current assumptions regarding the probability that the U.S. government would support the largest, most systemically important financial institutions, and it could possibly enhance the ability of regulators to unwind large, interconnected financial institutions. The regulatory reform achieved through the Dodd-Frank Act set forth certain limitations on bank activities that may weaken the earnings power of some banks, and reduce the probability that the U.S. government would support the largest, most systemically important financial companies, as the Dodd-Frank Act limits the Federal Reserve’s emergency authority to lend to non-depository institutions to programs and facilities with broad-based eligibility and authorizes the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the U.S. Treasury Secretary and the Federal Reserve, as well as establishes a new resolution procedure for large financial companies (but not their bank subsidiaries) to mitigate the moral hazard and market disruption concerns associated with the liquidation of large, systemically important financial companies.
Moody’s has publicly reported that KeyCorp holding company (parent) ratings do not currently benefit from any “uplift” as a result of a systemic support assumption by Moody’s. KeyBank’s long-term deposit and senior debt ratings were identified in April 2010 as receiving a one notch “uplift” due to Moody’s assumption about systemic support. Subsequently, on July 27, 2010, Moody’s announced that it is reviewing for possible downgrade the ratings of ten large U.S. regional banks, including KeyBank, that currently benefit from systemic support. According to Moody’s, the ratings being reviewed have benefited from an expectation of increased government support since 2009. KeyBank’s long-term deposit, short-term borrowings, senior long-term debt, and subordinated long-term debt ratings were identified among the ratings under review for possible downgrade. Accordingly, should the Dodd-Frank Act affect the assumptions of the credit rating agencies, KeyBank’s credit ratings could be negatively affected and, in turn, KeyBank’s liquidity, which could have a Material Adverse Affect on Us.
An offering of a significant amount of additional Common Shares or equity convertible into our Common Shares could cause us to issue a significant amount of Common Shares to a private investor or group of private investors and thus have a significant investor with voting rights.
Any issuance or issuances totaling a significant amount of our Common Shares or equity convertible into our Common Shares could cause us to issue a significant amount of Common Shares to a private investor or group of investors and thus have a significant investor with voting rights. Having a significant shareholder may make some future transactions more difficult or perhaps impossible to complete without the support of such shareholder. The interests of the significant shareholder may not coincide with our interests or the interests of other shareholders. There can be no assurance that any significant shareholder will exercise its influence in our best interests as opposed to its best interests as a significant shareholder. Accordingly, a significant shareholder may make it difficult to approve certain transactions even if they are supported by the other shareholders. These factors could have a Material Adverse Effect on Us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Key’s repurchases of its Common Shares for the three months ended June 30, 2010.

				Total Number of Shares	Maximum number of
			Average	Purchased as Part of	shares that may yet be
Calendar	Total number of		price paid	Publicly Announced	purchased under the
month	shares repurchased	(a)	per share	Plans or Programs (b)	plans or programs (b)

April	32,592		$8.24	—	13,922,496
May	22,701		$8.24	—	13,922,496
June	19,807		$8.25	—	13,922,496
Total	75,100		$8.24	—	13,922,496

(a)	Represents common shares acquired from employees in connection with Key’s stock compensation plans.

(b)	During the second quarter of 2010, Key did not make any repurchases pursuant to any publicly announced plan or program to repurchase its Common Stock; the total Common Shares purchased represents shares deemed surrendered to Key to satisfy certain employee elections under its compensation and benefit programs. As such, there has been no change in the maximum number of shares that may yet be purchased under the plans or programs.

Item 5. Other Information
On August 4, 2010, the Compensation and Organization Committee (“Committee”) of KeyCorp’s Board of Directors lowered the base salary payable in shares of restricted KeyCorp Common Shares (“Restricted Stock”) to Henry L. Meyer III, Chairman, President and Chief Executive Officer, from $2,313,000 to $1,955,000 for the full year 2010. Each year, as part of the compensation process, the Committee reviews KeyCorp’s peers’ compensation data. This year, following a review of the compensation reported by its peers, the Committee made the determination to adjust Mr. Meyer’s compensation. Accordingly, Mr. Meyer’s base salary which is payable to Mr. Meyer in Restricted Stock will be reduced for the balance of 2010 in an amount necessary to effectuate the revised full year amount. No change was made to Mr. Meyer’s base salary payable in cash. Effective January 1, 2011, absent further Committee action, the amount of Mr. Meyer’s base salary payable in Restricted Stock will be at the annual rate of $1,955,000.
Mr. Meyer’s 2010 long-term restricted stock award will also be lowered, as a result of the foregoing modification and in accordance with the requirements of the Emergency Economic Stabilization Act, from 247,329 to 222,552 shares. Mr. Meyer’s Base Salary (Award of Restricted Stock) Agreement, as previously filed as an Exhibit to the Form 8-K on September 23, 2009, has been amended to reflect the foregoing base salary modification. The Amendment is attached as Exhibit 10.1 hereto.
Item 6. Exhibits
10.1	Amendment to the Base Salary (Award of Restricted Stock) Agreement between KeyCorp and Henry L. Meyer III, dated as of the August 4, 2010.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
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

Date: August 6, 2010

By: Robert L. Morris
Executive Vice President and
Chief Accounting Officer