Form 10-K/A
period 2009-12-31
KEYCORP /NEW/
filed 2010-08-09
CIK 91576

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number: 1-11302
Exact name of Registrant as specified in its charter:

Ohio	34-6542451

State or other jurisdiction of	IRS Employer
incorporation or organization:	Identification Number:
127 Public Square, Cleveland, Ohio	44114

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
Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if, any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).    Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of June 30, 2009, KeyCorp had issued and outstanding 797,245,848 Common Shares held by nonaffiliates of the registrant. The aggregate market value of our Common Shares held by nonaffiliates of the registrant was approximately $4,177,568,244 (based on the June 30, 2009, closing price of Common Shares of $5.24 as reported on the New York Stock Exchange).
Number of Common Shares outstanding as of July 29, 2010: 879,537,700
Certain specifically designated portions of KeyCorp’s 2009 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form
10-K.

KeyCorp
2009 FORM 10-K/A ANNUAL REPORT

Item		Page
Number		Number

	Explanatory Note	1

PART II
8	Financial Statements and Supplementary Data	2
9A	Controls and Procedures	2

PART IV
15	Exhibits and Financial Statement Schedules	3
	Signatures	6
	Exhibits
EX-10.40
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.3
EX-99.4

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2010, to correct for the inadvertent omission of the signatures of Ernst & Young LLP from the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm filed within Exhibit 13, Financial Review Section of KeyCorp’s 2009 Annual Report to Shareholders, to the Form 10-K. Such signatures were contained in the reports actually delivered by Ernst & Young LLP to us on March 1, 2010, but were inadvertently omitted from our Form 10-K filed with the Securities and Exchange Commission on that same date. Our 2009 Annual Report to Shareholders, which was distributed in advance to registered shareholders of record for our 2010 Annual Meeting, included signed copies of these reports.
We are also republishing our original filing of Exhibit 10.40, the KeyCorp Second Executive Supplemental Pension Plan, as its Exhibit A (which contains only the names of participants of such plan) was omitted, and correcting a typographical error on the cover page of our Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) concerning the reference to market value of our voting equity (our Common Shares) held by nonaffiliates.
This Amendment is solely limited to the corrections described above.
The following items have been amended as a result of these corrections:

PART II
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements included in the Financial Review Section of KeyCorp’s 2009 Annual Report to Shareholders, which is filed as Exhibit 13 hereto, are incorporated herein by reference. A copy of the report of Ernst & Young LLP, containing the signatures of Ernst & Young LLP, on such consolidated financial statements is contained in Exhibit 99.3
Pursuant to the rules of the SEC, Item 15 of Part IV has also been amended to contain the currently dated certifications from our Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1, and 32.2, as well as Exhibit 99.3 and 99.4 (referenced below).
ITEM 9A.   CONTROLS AND PROCEDURES
As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), to ensure that information required to be disclosed by KeyCorp in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to KeyCorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting together with the report thereon of Ernst & Young LLP is included in the Financial Review Section of KeyCorp’s 2009 Annual Report to Shareholders, which is filed as Exhibit 13 hereto, and incorporated herein by reference. A copy of the report of Ernst & Young LLP, containing the signature of Ernst & Young LLP, with respect to the Management’s Report on Internal Control over Financial Reporting is contained in Exhibit 99.4.
Subsequent to the date of management’s evaluation, there were no significant changes in KeyCorp’s internal controls, including internal controls over financial reporting, or in other factors that could significantly affect these controls.

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENTS
(a) (1) Financial Statements
The following financial statements of KeyCorp and its subsidiaries, and the auditor’s report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp’s 2009 Annual Report to Shareholders (Exhibit 13 hereto):

*	Included in Financial Review section of KeyCorp’s 2009 Annual Report to Shareholders without a conformed signature. Exhibit 99.3 includes a conformed signed copy of the report delivered to management on March 1, 2010, in conjunction with the filing of our Form 10-K on March 1, 2010.
(a) (2) Financial Statement Schedules
All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.
(a) (3) Exhibits*

3.1	Amended and Restated Articles of Incorporation of KeyCorp.***

3.2	Amended and Restated Regulations of KeyCorp, effective May 15, 2008, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

10.1	Form of Option Grant between KeyCorp and Henry L. Meyer III, dated November 15, 2000, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.2	Form of Award of KeyCorp Executive Officer Grant with Restricted Stock Units (2008-2010), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

10.3	Form of Award of KeyCorp Executive Officer Grant (2008-2010), filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

10.4	Form of Award of KeyCorp Officer Grant with Restricted Stock Units (2008-2010), filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

10.5	Form of Award of KeyCorp Officer Grant (2008-2010), filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

10.6	Form of Award of KeyCorp Officer Grant (effective March 12, 2009), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.

10.7	Form of Award of Restricted Stock (Base Salary), filed as Exhibit 99.1 to Form 8-K filed September 23, 2009, and incorporated herein by reference.

10.8	Form of Award of Non-Qualified Stock Options (effective June 12, 2009).***

10.9	Amended Employment Agreement between KeyCorp and Henry L. Meyer III, dated as of September 1, 2009, filed as Exhibit 10.1 to Form 8-K filed December 4, 2009, and incorporated herein by reference.

10.10	Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of September 1, 2009, filed as Exhibit 10.2 to Form 8-K filed December 4, 2009, and incorporated herein by reference.

10.11	Form of Change of Control Agreement (Tier II) between KeyCorp and Certain Executive Officers of

KeyCorp, dated as of September 1, 2009, filed as Exhibit 10.3 to Form 8-K filed December 4, 2009, and incorporated herein by reference.

10.12	KeyCorp Annual Incentive Plan (January 1, 2009 Restatement). ***

10.13	KeyCorp Annual Performance Plan (January 1, 2008 Restatement), effective as of January 1, 2008, filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.14	KeyCorp Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003), filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.15	KeyCorp 2004 Equity Compensation Plan. ***

10.16	KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001, filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.17	KeyCorp Umbrella Trust for Directors between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.18	Amended and Restated Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.19	Amendment to the Director Deferred Compensation Plan. ***

10.20	KeyCorp Amended and Restated Second Director Deferred Compensation Plan, effective as of December 31, 2008, filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.21	KeyCorp Directors’ Deferred Share Plan, effective as of December 31, 2008, filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.22	KeyCorp Directors’ Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.23	KeyCorp Excess Cash Balance Pension Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.24	First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.25	Second Amendment to KeyCorp Excess Cash Balance Pension Plan, effective January 1, 2003, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.26	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan. ***

10.27	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan, effective as of December 31, 2007, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.28	KeyCorp Second Excess Cash Balance Pension Plan. ***

10.29	KeyCorp Automatic Deferral Plan (December 31, 2008 Restatement) , filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.30	McDonald Financial Group Deferral Plan, restated as of December 31, 2008, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.31	KeyCorp Deferred Bonus Plan, effective as of December 31, 2008, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.32	KeyCorp Commissioned Deferred Compensation Plan, restated as of December 31, 2008, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.33	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.34	Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988, filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.35	KeyCorp Umbrella Trust for Executives between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.36	KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1981, restated August 16, 1990, amended January 1, 1995 and August 1, 1996, filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.37	Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1995. ***

10.38	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective August 1, 1996. ***

10.39	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan, adopted July 1, 1999, filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.40	KeyCorp Second Executive Supplemental Pension Plan, including Exhibit A providing the names of beneficiaries under the Plan (the Plan is hereby republished to include Exhibit A).

10.41	KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1990, restated August 16, 1990, filed as Exhibit 10.43 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.42	Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective January 1, 1995. ***

10.43	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective August 1, 1996. ***

10.44	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, adopted July 1, 1999, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.45	Fourth Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective December 28, 2004, filed as Exhibit 10.70 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.46	KeyCorp Second Supplemental Retirement Benefit Plan for Key Executives, filed as Exhibit 10.71 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.47	KeyCorp Deferred Equity Allocation Plan. ***

10.48	KeyCorp Deferred Savings Plan. ***

10.49	KeyCorp Second Supplemental Retirement Plan. ***

10.50	KeyCorp Deferred Cash Award Plan. ***

10.51	Letter Agreement between KeyCorp and Thomas W. Bunn dated August 5, 2008, filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

10.52	Letter Agreement between KeyCorp and Peter Hancock, dated November 25, 2008, filed as Exhibit 10.56 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.53	Letter Agreement, dated November 14, 2008, between KeyCorp and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Series B Preferred Stock and Warrant, and the Form of Express Terms of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, to be proposed as the Preferred Stock Proposal at the KeyCorp 2009 Annual Meeting of Shareholders, filed as Exhibit 10.1 to Form 8-K filed November 20, 2008, and incorporated herein by reference.

12	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. ***

13	Financial Review section of KeyCorp 2009 Annual Report to Shareholders. ***

21	Subsidiaries of the Registrant. ***

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney. ***

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the EESA. ***

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the EESA. ***

99.3	Report of Independent Registered Public Accounting Firm.

99.4	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Label Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document. **
KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders. All documents listed as Exhibits 10.1 through 10.50 constitute management contracts or compensatory plans or arrangements.

*	Copies of these Exhibits have been filed with the SEC. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-01-27-1113, Cleveland, OH 44114-1306.

**	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject liability under these sections. Additionally, this information is incorporated herein by reference from our Form 10-K filed with the SEC on March 1, 2010.

***	Incorporated herein by reference from our Form 10-K filed with the SEC on March 1, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Robert L. Morris
Robert L. Morris
Executive Vice President and Chief Accounting Officer August 6, 2010