Form 10-Q
period 2010-09-30
KEYCORP /NEW/
filed 2010-11-04
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	880,471,286 Shares
(Title of class)	(Outstanding at October 29, 2010)

KEYCORP

 Throughout the Notes to Consolidated Financial Statements and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations which are defined in Note 1 (“Basis of Presentation”), which begins on page 9.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30,	December 31,	September 30,

in millions, except per share data	2010	2009	2009
	(Unaudited)		(Unaudited)

ASSETS

Cash and due from banks	$823	$471	$725

Short-term investments	1,871	1,743	2,986

Trading account assets	1,155	1,209	1,406

Securities available for sale	21,241	16,641	15,413

Held-to-maturity securities (fair value: $18, $24, and $24)	18	24	24

Other investments	1,405	1,488	1,448

Loans, net of unearned income of $1,587, $1,770, and $1,843	51,354	58,770	62,193

Less: Allowance for loan losses	1,957	2,534	2,485

Net loans	49,397	56,236	59,708

Loans held for sale	637	443	703

Premises and equipment	888	880	863

Operating lease assets	563	716	775

Goodwill	917	917	917

Other intangible assets	39	50	54

Corporate-owned life insurance	3,145	3,071	3,041

Derivative assets	1,258	1,094	1,285

Accrued income and other assets (including $121 of consolidated LIHTC guaranteed funds VIEs, see Note 7)(a)	3,936	4,096	3,463

Discontinued assets (including $3,291 of consolidated education loan securitization trusts VIEs at fair value, see Note 7)(a)	6,750	4,208	4,178

Total assets	$94,043	$93,287	$96,989

LIABILITIES

Deposits in domestic offices:

NOW and money market deposit accounts	$26,350	$24,341	$24,635

Savings deposits	1,856	1,807	1,783

Certificates of deposit ($100,000 or more)	6,850	10,954	12,216

Other time deposits	9,014	13,286	14,211

Total interest-bearing	44,070	50,388	52,845

Noninterest-bearing	16,275	14,415	13,631

Deposits in foreign office — interest-bearing	1,073	768	783

Total deposits	61,418	65,571	67,259

Federal funds purchased and securities sold under repurchase agreements	2,793	1,742	1,664

Bank notes and other short-term borrowings	685	340	471

Derivative liabilities	1,330	1,012	1,185

Accrued expense and other liabilities	1,862	2,007	2,236

Long-term debt	11,443	11,558	12,865

Discontinued liabilities (including $3,122 of consolidated education loan securitization trusts VIEs at fair value, see Note 7)(a)	3,124	124	121

Total liabilities	82,655	82,354	85,801

EQUITY

Preferred stock, $1 par value, authorized 25,000,000 shares:

7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839 and 2,904,839 shares	291	291	291

Fixed-Rate Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation preference; authorized and issued 25,000 shares	2,442	2,430	2,426

Common shares, $1 par value; authorized 1,400,000,000 shares; issued 946,348,435, 946,348,435 and 946,348,435 shares	946	946	946

Common stock warrant	87	87	87

Capital surplus	3,710	3,734	3,726

Retained earnings	5,287	5,158	5,431

Treasury stock, at cost (66,020,414, 67,813,492 and 67,789,166 shares)	(1,914)	(1,980)	(1,983)

Accumulated other comprehensive income (loss)	285	(3)	46

Key shareholders’ equity	11,134	10,663	10,970

Noncontrolling interests	254	270	218

Total equity	11,388	10,933	11,188

Total liabilities and equity	$94,043	$93,287	$96,989

(a)	Assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated education loan securitization trusts VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions, except per share amounts	2010	2009	2010	2009

INTEREST INCOME
Loans	$649	$786	$2,036	$2,445
Loans held for sale	4	7	13	23
Securities available for sale	170	121	474	310
Held-to-maturity securities	1	1	2	2
Trading account assets	8	9	29	35
Short-term investments	1	3	5	9
Other investments	11	13	38	38

Total interest income	844	940	2,597	2,862

INTEREST EXPENSE
Deposits	147	277	547	873
Federal funds purchased and securities sold under repurchase agreements	1	2	4	4
Bank notes and other short-term borrowings	4	3	11	13
Long-term debt	52	66	153	222

Total interest expense	204	348	715	1,112

NET INTEREST INCOME	640	592	1,882	1,750
Provision for loan losses	94	733	735	2,403

Net interest income (expense) after provision for loan losses	546	(141)	1,147	(653)

NONINTEREST INCOME
Trust and investment services income	110	113	336	342
Service charges on deposit accounts	75	83	231	248
Operating lease income	41	55	131	175
Letter of credit and loan fees	61	46	143	128
Corporate-owned life insurance income	39	26	95	78
Net securities gains (losses)(a)	1	1	2	112
Electronic banking fees	30	27	86	78
Gains on leased equipment	4	22	14	84
Insurance income	15	18	52	52
Net gains (losses) from loan sales	18	—	47	4
Net gains (losses) from principal investing	18	(6)	72	(84)
Investment banking and capital markets income (loss)	42	(26)	82	5
Gain from sale/redemption of Visa Inc. shares	—	—	—	105
Gain related to exchange of common shares for capital securities	—	(17)	—	78
Other income	32	40	137	161

Total noninterest income	486	382	1,428	1,566

NONINTEREST EXPENSE
Personnel	359	380	1,106	1,114
Net occupancy	70	63	200	192
Operating lease expense	40	46	114	145
Computer processing	46	48	140	143
Professional fees	41	41	120	121
FDIC assessment	27	40	97	140
OREO expense, net	4	51	58	72
Equipment	24	24	74	71
Marketing	21	19	50	50
Provision (credit) for losses on lending-related commitments	(10)	29	(22)	40
Intangible asset impairment	—	45	—	241
Other expense	114	115	353	354

Total noninterest expense	736	901	2,290	2,683

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	296	(660)	285	(1,770)
Income taxes	85	(274)	14	(688)

INCOME (LOSS) FROM CONTINUING OPERATIONS	211	(386)	271	(1,082)
Income (loss) from discontinued operations, net of taxes, of $10, ($10), ($5) and ($24) (see Note 16)	15	(16)	(10)	(41)

NET INCOME (LOSS)	226	(402)	261	(1,123)
Less: Net income (loss) attributable to noncontrolling interests	7	(5)	27	(12)

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$219	$(397)	$234	$(1,111)

Income (loss) from continuing operations attributable to Key common shareholders	$163	$(422)	$121	$(1,323)
Net income (loss) attributable to Key common shareholders	178	(438)	111	(1,364)

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.19	$(.50)	$.14	$(2.07)
Income (loss) from discontinued operations, net of taxes	.02	(.02)	(.01)	(.06)
Net income (loss) attributable to Key common shareholders	.20	(.52)	.13	(2.14)

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.19	$(.50)	$.14	$(2.07)
Income (loss) from discontinued operations, net of taxes	.02	(.02)	(.01)	(.06)
Net income (loss) attributable to Key common shareholders	.20	(.52)	.13	(2.14)

Cash dividends declared per common share	$.01	$.01	$.03	$.0825

Weighted-average common shares outstanding (000)	874,433	839,906	874,495	637,805
Weighted-average common shares and potential common shares outstanding (000)	874,433	839,906	874,495	637,805

(a)	For the three months ended September 30, 2010, Key did not have impairment losses related to securities recognized in earnings. For the three months ended September 30, 2009, impairment losses totaled $4 million, of which $2 million was recognized in equity as a component of AOCI. (See Note 4)

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity

									Accumulated

	Preferred Shares	Common Shares			Common			Treasury	Other

	Outstanding	Outstanding	Preferred	Common	Stock	Capital	Retained	Stock,	Comprehensive	Noncontrolling	Comprehensive

dollars in millions, except per share amounts	(000)	(000)	Stock	Shares	Warrant	Surplus	Earnings	at Cost	Income (Loss)	Interests	Income (Loss)

BALANCE AT DECEMBER 31, 2008	6,600	495,002	$3,072	$584	$87	$2,553	$6,727	$(2,608)	$65	$201

Net income (loss)							(1,111)			(12)	$(1,123)

Other comprehensive income (loss):

Net unrealized gains (losses) on securities available for sale, net of income taxes of ($10)									17		17

Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($54)									(90)		(90)

Net unrealized gains (losses) on common investments held in employee welfare benefits trust, net of income taxes									1		1

Net contribution to noncontrolling interests										29	29

Foreign currency translation adjustments									34		34

Net pension and postretirement benefit costs, net of income taxes									19		19

Total comprehensive income (loss)											$(1,113)

Deferred compensation						12

Cash dividends declared on common shares ($.0825 per share)							(46)

Cash dividends declared on Noncumulative Series A

Preferred Stock ($5.8125 per share)							(28)

Cash dividends accrued on Cumulative Series B

Preferred Stock (5% per annum)							(94)

Amortization of discount on Series B Preferred Stock			12				(12)

Common shares issued		205,439		205		781

Common shares exchanged for Series A Preferred Stock	(3,670)	46,602	(367)	29		(167)	(5)	508

Common shares exchanged for capital securities		127,616		128		634

Common shares reissued for stock options and other employee benefit plans		3,900				(87)		117

BALANCE AT SEPTEMBER 30, 2009	2,930	878,559	$2,717	$946	$87	$3,726	$5,431	$(1,983)	$46	$218

BALANCE AT DECEMBER 31, 2009	2,930	878,535	$2,721	$946	$87	$3,734	$5,158	$(1,980)	$(3)	$270

Cumulative effect adjustment to beginning balance of Retained Earnings							45				$45

Net income (loss)							234			27	261

Other comprehensive income (loss):

Net unrealized gains (losses) on securities available for sale, net of income taxes of $214									361		361

Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($49)									(82)		(82)

Net distribution from noncontrolling interests										(43)	(43)

Foreign currency translation adjustments									(8)		(8)

Net pension and postretirement benefit costs, net of income taxes									17		17

Total comprehensive income (loss)											$551

Deferred compensation						11

Cash dividends declared on common shares ($.03 per share)							(27)

Cash dividends declared on Noncumulative Series A

Preferred Stock ($5.8125 per share)							(17)

Cash dividends accrued on Cumulative Series B

Preferred Stock (5% per annum)							(94)

Amortization of discount on Series B Preferred Stock			12				(12)

Common shares reissued for stock options and other employee benefit plans		1,793				(35)		66

BALANCE AT SEPTEMBER 30, 2010	2,930	880,328	$2,733	$946	$87	$3,710	$5,287	$(1,914)	$285	$254

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended

	September 30,

in millions	2010	2009

OPERATING ACTIVITIES

Net income (loss)	$261	$(1,123)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Provision for loan losses	735	2,403

Depreciation and amortization expense	254	297

Intangible assets impairment	—	241

Net losses (gains) from principal investing	(72)	84

Net losses (gains) from loan sales	(47)	(4)

Deferred income taxes	16	(775)

Net securities losses (gains)	(2)	(112)

Gain from sale/redemption of Visa Inc. shares	—	(105)

Gain related to exchange of common shares for capital securities	—	(78)

Gains on leased equipment	(14)	(84)

Gain from sale of Key’s claim associated with the Lehman	—	(32)

Provision for losses on LIHTC Guaranteed funds	—	17

Provision (credit) for losses on lending-related commitments	(22)	40

Provision for customer derivative losses	28	34

Net decrease (increase) in loans held for sale excluding transfers from continuing operations	176	46

Net decrease (increase) in trading account assets	54	(126)

Other operating activities, net	602	744

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,969	1,467

INVESTING ACTIVITIES

Proceeds from sale/redemption of Visa inc. shares	—	105

Net decrease (increase) in short-term investments	(128)	2,235

Purchases of securities available for sale	(6,993)	(13,574)

Proceeds from sales of securities available for sale	61	3,616

Proceeds from prepayments and maturities of securities available for sale	2,918	2,963

Purchases of held-to-maturity securities	(2)	(6)

Proceeds from prepayments and maturities of held-to-maturity securities	5	7

Purchases of other investments	(106)	(117)

Proceeds from sales of other investments	131	28

Proceeds from prepayments and maturities of other investments	87	50

Net decrease (increase) in loans, excluding acquisitions, sales and transfers	5,107	8,629

Proceeds from loan sales	431	184

Purchases of premises and equipment	(102)	(128)

Proceeds from sales of premises and equipment	1	13

Proceeds from sales of other real estate owned	143	59

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,553	4,064

FINANCING ACTIVITIES

Net increase (decrease) in deposits	(4,153)	2,132

Net increase (decrease) in short-term borrowings	1,396	(7,899)

Net proceeds from issuance of long-term debt	776	486

Payments on long-term debt	(1,051)	(1,584)

Net proceeds from issuance of common shares and preferred stock	—	987

Tax benefits over (under) recognized compensation cost for stock-based awards	—	(5)

Cash dividends paid	(138)	(168)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,170)	(6,051)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	352	(520)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	471	1,245

CASH AND DUE FROM BANKS AT END OF PERIOD	$823	$725

Additional disclosures relative to cash flows:

Interest paid	$680	$1,188

Income taxes paid (refunded)	(159)	(165)

Noncash items:

Loans transferred to portfolio from held for sale	—	$117

Loans transferred to held for sale from portfolio	$370	240

Loans transferred to other real estate owned	195	165

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
We have provided the following list of acronyms and abbreviations as a tool for the reader. The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (Unaudited) as well as Management’s Discussion & Analysis of Financial Condition & Results of Operations.

AICPA: American Institute of Certified Public Accountants.	N/M: Not meaningful.
ALCO: Asset/Liability Management Committee.	NOW: Negotiable Order of Withdrawal.
A/LM: Asset/liability management.	NYSE: New York Stock Exchange.
AOCI: Accumulated other comprehensive income (loss).	OCI: Other comprehensive income (loss).
Austin: Austin Capital Management, Ltd.	OREO: Other real estate owned.
BCBS: Basel Committee on Banking Supervision.	OTTI: Other-than-temporary impairment.
CMO: Collateralized mortgage obligation.	QSPE: Qualifying special purpose entity.
Common Shares: Common Shares, $1 par value.	PBO: Projected Benefit Obligation.
CPP: Capital Purchase Program of the U.S. Treasury.	S&P: Standard and Poor’s Ratings Services, a Division of The
DIF: Deposit Insurance Fund.	McGraw-Hill Companies, Inc.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.	SCAP: Supervisory Capital Assessment Program administered by the Federal Reserve.
ERM: Enterprise risk management.	SEC: U.S. Securities & Exchange Commission.
EVE: Economic value of equity.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
FASB: Financial Accounting Standards Board.	Perpetual Convertible Preferred Stock, Series A.
FDIC: Federal Deposit Insurance Corporation.	Series B Preferred Stock: KeyCorp’s Fixed-Rate Cumulative
Federal Reserve: Board of Governors of the Federal Reserve System.	Perpetual Preferred Stock, Series B issued to the U.S. Treasury under the CPP.
FHLMC: Federal Home Loan Mortgage Corporation.	SILO: Sale in, lease out transaction.
FNMA: Federal National Mortgage Association.	SPE: Special purpose entity.
GAAP: U.S. generally accepted accounting principles.	TAG: Transaction Account Guarantee program of the FDIC.
GNMA: Government National Mortgage Association.	TARP: Troubled Asset Relief Program.
Heartland: Heartland Payment Systems, Inc.	TDR: Troubled debt restructuring.
IRS: Internal Revenue Service.	TE: Taxable equivalent.
ISDA: International Swaps and Derivatives Association.	TLGP: Temporary Liquidity Guarantee Program of the FDIC.
KAHC: Key Affordable Housing Corporation.	U.S. Treasury: United States Department of the Treasury.
LIBOR: London Interbank Offered Rate.	VAR: Value at risk.
LIHTC: Low-income housing tax credit.	VEBA: Voluntary Employee Benefit Association.
LILO: Lease in, lease out transaction.	VIE: Variable interest entity.
Moody’s: Moody’s Investors Service, Inc.	XBRL: eXtensible Business Reporting Language.
N/A: Not applicable.
NASDAQ: National Association of Securities Dealers Automated Quotation System.

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
Effective January 1, 2010, we prospectively adopted new accounting guidance which changes the way we account for securitizations and SPEs by eliminating the concept of a QSPE and changing the requirements for derecognition of financial assets. In adopting this guidance, we had to analyze our existing QSPEs for possible consolidation. As a result, we consolidated our education loan securitization trusts thereby adding $2.8 billion in discontinued assets and liabilities to our balance sheet of which $2.6 billion were loans. Prior to January 1, 2010, QSPEs, including securitization trusts, established under the applicable accounting guidance for transfers of financial assets were not consolidated. For additional information related to the consolidation of our education loan securitization trusts, see the section entitled “Accounting Standards Adopted in 2010” in this note and Note 16 (“Discontinued Operations”).
We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Some previously reported amounts have been reclassified to conform to current reporting practices.
The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2009 Annual Report to Shareholders.
In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC. In compliance with applicable accounting guidance, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.
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
Based on our quarterly review of impairment indicators during the first nine months of 2010, we determined that further reviews of goodwill recorded in our Community Banking unit were necessary. These reviews indicated the estimated fair value of the Community Banking unit continued to exceed its carrying amount at September 30, 2010, June 30, 2010 and March 31, 2010. No further impairment testing was required. There was no goodwill associated with our National Banking unit at September 30, 2010, June 30, 2010 or March 31, 2010.
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
Embedded credit derivatives. In March 2010, the FASB issued new accounting guidance that amends and clarifies how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. This accounting guidance eliminates the existing scope exception for most credit derivative features embedded in beneficial interests in securitized financial assets. This guidance was effective the first day of the fiscal quarter beginning after June 15, 2010 (effective July 1, 2010, for us) with early adoption permitted. We have no financial instruments that would be subject to this accounting guidance.
Accounting Guidance Pending Adoption at September 30, 2010
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

2. Earnings Per Common Share
Our basic and diluted earnings per common share are calculated as follows:

	Three months ended		Nine months ended

	September 30,		September 30,

dollars in millions, except per share amounts	2010	2009	2010	2009

EARNINGS

Income (loss) from continuing operations	$211	$(386)	$271	$(1,082)

Less: Net income (loss) attributable to noncontrolling interests	7	(5)	27	(12)

Income (loss) from continuing operations attributable to Key	204	(381)	244	(1,070)

Less: Dividends on Series A Preferred Stock	6	7	17	34

Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	—	—	114

Cash dividends on Series B Preferred Stock	31	31	94	94

Amortization of discount on Series B Preferred Stock	4	3	12	11

Income (loss) from continuing operations attributable to Key common shareholders	163	(422)	121	(1,323)

Income (loss) from discontinued operations, net of taxes (a)	15	(16)	(10)	(41)

Net income (loss) attributable to Key common shareholders	$178	$(438)	$111	$(1,364)

WEIGHTED-AVERAGE COMMON SHARES

Weighted-average common shares outstanding (000)	874,433	839,906	874,495	637,805

Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	—	—	—	—

Weighted-average common shares and potential common shares outstanding (000)	874,433	839,906	874,495	637,805

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.19	$(.50)	$.14	$(2.07)

Income (loss) from discontinued operations, net of taxes (a)	.02	(.02)	(.01)	(.06)

Net income (loss) attributable to Key common shareholders	.20	(.52)	.13	(2.14)

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.19	$(.50)	$.14	$(2.07)

Income (loss) from discontinued operations, net of taxes (a)	.02	(.02)	(.01)	(.06)

Net income (loss) attributable to Key common shareholders — assuming dilution	.20	(.52)	.13	(2.14)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the nine-month period ended September 30, 2010, was primarily attributable to fair value adjustments related to the education lending securitization trusts. Included in the loss from discontinued operations for the nine-month period ended September 30, 2009, is a charge for intangible assets impairment related to Austin.

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
Corporate Banking Services provides cash management, interest rate derivatives, and foreign exchange products and services to clients served by the Community Banking and National Banking groups. Through its Public Sector and Financial Institutions businesses, Corporate Banking Services also provides a full array of commercial banking products and services to government and not-for-profit entities and to community banks. A variety of cash management services are provided through the Global Treasury Management unit.
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
The table on the following pages shows selected financial data for each major business group for the three- and nine-month periods ended September 30, 2010 and 2009. This table is accompanied by supplementary information for each of the lines of business that make up these groups. The information was derived from the internal financial reporting system that we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way we use our judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable with line of business results presented by other companies.
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

Three months ended September 30,	Community Banking		National Banking

dollars in millions	2010	2009	2010	2009

SUMMARY OF OPERATIONS

Net interest income (TE)	$404	$435	$201	$217

Noninterest income	197	195	229	164

Total revenue (TE) (a)	601	630	430	381

Provision (credit) for loan losses	75	160	(25)	439

Depreciation and amortization expense	9	10	25	75

Other noninterest expense	449	478	224	250	(c)

Income (loss) from continuing operations before income taxes (TE)	68	(18)	206	(383)
Allocated income taxes and TE adjustments	11	(18)	76	(146)

Income (loss) from continuing operations	57	—	130	(237)

Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	57	—	130	(237)

Less: Net income (loss) attributable to noncontrolling interests	—	—	—	(1)

Net income (loss) attributable to Key	$57	$—	$130	$(236)

AVERAGE BALANCES (b)

Loans and leases	$26,779	$29,126	$19,534	$26,716

Total assets (a)	30,004	31,956	23,765	31,856

Deposits	48,703	53,068	11,779	13,305

OTHER FINANCIAL DATA

Net loan charge-offs (b)	$129	$103	$122	$357

Return on average allocated equity (b)	6.26%	—	16.65%	(24.06)%

Return on average allocated equity	6.26	—	16.65	(24.06)

Average full-time equivalent employees (e)	8,306	8,472	2,353	2,473

Nine months ended September 30,	Community Banking		National Banking

dollars in millions	2010	2009	2010	2009

SUMMARY OF OPERATIONS

Net interest income (TE)	$1,224	$1,293	$597	$672

Noninterest income	584	576	617	574

Total revenue (TE) (a)	1,808	1,869	1,214	1,246

Provision (credit) for loan losses	339	501	235	1,444

Depreciation and amortization expense	27	32	76	138

Other noninterest expense	1,345	1,413	698	913	(c)

Income (loss) from continuing operations before income taxes (TE)	97	(77)	205	(1,249)

Allocated income taxes and TE adjustments	(3)	(61)	73	(399)

Income (loss) from continuing operations	100	(16)	132	(850)

Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	100	(16)	132	(850)

Less: Net income (loss) attributable to noncontrolling interests	—	—	—	(5)

Net income (loss) attributable to Key	$100	$(16)	$132	$(845)

AVERAGE BALANCES (b)

Loans and leases	$27,252	$30,228	$20,963	$28,324

Total assets (a)	30,387	33,088	24,929	34,603

Deposits	50,184	52,508	12,221	12,768

OTHER FINANCIAL DATA

Net loan charge-offs (b)	$393	$307	$547	$848

Return on average allocated equity (b)	3.64%	(.59)%	5.33%	(28.70)%

Return on average allocated equity	3.64	(.59)	5.33	(28.70)

Average full-time equivalent employees (e)	8,247	8,705	2,350	2,546

Other Segments			Total Segments		Reconciling Items			Key

2010	2009		2010	2009	2010		2009	2010	2009

$37	$(49)		$642	$603	$5		$(4)	$647	$599

66	26	(d)	492	385	(6)		(3)	486	382

103	(23)		1,134	988	(1)		(7)	1,133	981

44	136		94	735	—		(2)	94	733

8	16		42	101	39		(5)	81	96

33	86		706	814	(51)		(9)	655	805

18	(261)		292	(662)	11		9	303	(653)

(8)	(107)		79	(271)	13		4	92	(267)

26	(154)		213	(391)	(2)		5	211	(386)

—	—		—	—	15		(16)	15	(16)

26	(154)		213	(391)	13		(11)	226	(402)

7	(4)		7	(5)	—		—	7	(5)

$19	$(150)		$206	$(386)	$13		$(11)	$219	$(397)

$6,213	$8,935		$52,526	$64,777	$40		$53	$52,566	$64,830

30,880	28,854		84,649	92,666	2,078		464	86,727	93,130

1,449	1,833		61,931	68,206	(73)		(174)	61,858	68,032

$105	$127		$356	$587	$1		—	$357	$587

7.54%	(46.31	) %	10.60%	(17.40)%	(.24	) %	.92%	7.36%	(13.79)%

7.54	(46.31)		10.60	(17.40)	1.57		(2.02)	7.90	(14.37)

37	66		10,696	11,011	4,888		5,425	15,584	16,436

Other Segments		Total Segments		Reconciling Items		Key

2010	2009	2010	2009	2010	2009	2010	2009

$61	$(179)	$1,882	$1,786	$20	$(17)	$1,902	$1,769

224	308 (d)	1,425	1,458	3	108	1,428	1,566

285	129	3,307	3,244	23	91	3,330	3,335

172	460	746	2,405	(11)	(2)	735	2,403

29	52	132	222	122	75	254	297

98	159	2,141	2,485	(105)	(99)	2,036	2,386

(14)	(542)	288	(1,868)	17	117	305	(1,751)

(40)	(233)	30	(693)	4	24	34	(669)

26	(309)	258	(1,175)	13	93	271	(1,082)

—	—	—	—	(10)	(41)	(10)	(41)

26	(309)	258	(1,175)	3	52	261	(1,123)

27	(7)	27	(12)	—	—	27	(12)

$(1)	$(302)	$231	$(1,163)	$3	$52	$234	$(1,111)

$6,766	$9,760	$54,981	$68,312	$49	$47	$55,030	$68,359

30,271	28,056	85,587	95,747	2,171	544	87,758	96,291

1,555	1,867	63,960	67,143	(97)	(253)	63,863	66,890

$374	$394	$1,314	$1,549	—	—	$1,314	$1,549

(.12)%	(30.66)%	3.82%	(17.54)%	.64%	7.57%	3.02%	(13.62)%

(.12)	(30.66)	3.82	(17.54)	.15	4.23	2.90	(14.14)

40	87	10,637	11,338	5,036	5,605	15,673	16,943

(a)	Substantially all revenue generated by our major business groups is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by our major business groups, are located in the United States.

(b)	From continuing operations.

(c)	National Banking’s results for the third quarter of 2009 include a $45 million ($28 million after-tax) write-off of intangible assets, other than goodwill, resulting from actions taken by us during the third quarter to cease lending in certain equipment leasing markets.

(d)	Other Segments’ results for the third quarter of 2009 include a $17 million ($11 million after-tax) loss related to the exchange of common shares for capital securities.

(e)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Supplementary information (Community Banking lines of business)

Three months ended September 30,	Regional Banking				Commercial Banking

dollars in millions	2010		2009		2010	2009

Total revenue (TE)	$483		$527		$118	$103

Provision for loan losses	105		93		(30)	67

Noninterest expense	415		430		43	58

Net income (loss) attributable to Key	(9)		14		66	(14)

Average loans and leases	18,079		19,347		8,700	9,779

Average loans held for sale	63		193		24	1
Average deposits	43,348		48,551		5,355	4,517

Net loan charge-offs	89		78		40	25
Net loan charge-offs to average loans	1.95%		1.60%		1.82%	1.01%

Nonperforming assets at period end	$350		$289		$217	$270

Return on average allocated equity	(1.47	) %	2.40%		22.04%	(4.24)%

Average full-time equivalent employees	7,953		8,120		353	352

Nine months ended September 30,	Regional Banking				Commercial Banking

dollars in millions	2010		2009		2010	2009

Total revenue (TE)	$1,468		$1,561		$340	$308

Provision for loan losses	278		328		61	173

Noninterest expense	1,241		1,278		131	167

Net income (loss) attributable to Key	7		4		93	(20)

Average loans and leases	18,410		19,697		8,842	10,531

Average loans held for sale	71		159		8	2

Average deposits	44,916		48,353		5,268	4,155

Net loan charge-offs	268		203		125	104

Net loan charge-offs to average loans	1.95%		1.38%		1.89%	1.32%

Nonperforming assets at period end	$350		$289		$217	$270

Return on average allocated equity	.38%		0.23%		10.03%	(2.03)%

Average full-time equivalent employees	7,894		8,340		353	365

Supplementary information (National Banking lines of business)

	Real Estate Capital and						Institutional and
Three months ended September 30,	Corporate Banking Services				Equipment Finance		Capital Markets

dollars in millions	2010		2009		2010	2009	2010		2009

Total revenue (TE)	$175		$135		$63	$59	$192		$187

Provision for loan losses	22		336		(12)	75	(35)		28

Noninterest expense	99		100		53	85	97		140

Net income (loss) attributable to Key	33		(186)		14	(63)	83		13

Average loans and leases	10,300		14,322		4,515	5,010	4,719		7,384

Average loans held for sale	202		201		2	20	176		147

Average deposits	9,360		10,848		5	6	2,414		2,451

Net loan charge-offs	103		276		25	30	(6)		51

Net loan charge-offs to average loans	3.97%		7.65%		2.20%	2.38%	(.50	) %	2.74%

Nonperforming assets at period end	$719		$1,184		$86	$118	$81		$208

Return on average allocated equity	6.93%		(30.95	) %	16.73%	(64.25)%	37.63%		4.61%

Average full-time equivalent employees	1,039		1,110		536	619	778		744

	Real Estate Capital and						Institutional and
Nine months ended September 30,	Corporate Banking Services				Equipment Finance		Capital Markets

dollars in millions	2010		2009		2010	2009	2010		2009

Total revenue (TE)	$495		$508		$185	$189	$534		$549

Provision for loan losses	244		1,188		1	158	(10)		98

Noninterest expense	322		410		147	199	305		442

Net income (loss) attributable to Key	(45)		(719)		23	(105)	154		(21)

Average loans and leases	11,361		15,058		4,522	5,031	5,080		8,235

Average loans held for sale	170		196		6	15	158		203

Average deposits	9,667		10,573		5	8	2,549		2,187

Net loan charge-offs	452		661		61	81	34		106

Net loan charge-offs to average loans	5.32%		5.87%		1.80%	2.15%	.89%		1.72%

Nonperforming assets at period end	$719		$1,184		$86	$118	$81		$208

Return on average allocated equity	(2.99	) %	(40.44	) %	8.69%	(34.58)%	21.70%		(2.43)%

Average full-time equivalent employees	1,056		1,134		549	632	745		780

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

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	73	$4	—	77
Collateralized mortgage obligations	19,197	689	—	19,886
Other mortgage-backed securities	1,097	84	—	1,181
Other securities	76	14	$1	89

Total securities available for sale	$20,451	$791	$1	$21,241

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$2	—	—	$2
Other securities	16	—	—	16

Total held-to-maturity securities	$18	—	—	$18

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	81	$2	—	83
Collateralized mortgage obligations	14,894	187	$75	15,006
Other mortgage-backed securities	1,351	77	—	1,428
Other securities	100	17	1	116

Total securities available for sale	$16,434	$283	$76	$16,641

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$3	—	—	$3
Other securities	21	—	—	21

Total held-to-maturity securities	$24	—	—	$24

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	83	$4	—	87
Collateralized mortgage obligations	13,551	178	$48	13,681
Other mortgage-backed securities	1,432	93	—	1,525
Other securities	99	14	1	112

Total securities available for sale	$15,173	$289	$49	$15,413

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$3	—	—	$3
Other securities	21	—	—	21

Total held-to-maturity securities	$24	—	—	$24

The following table summarizes our securities available for sale that were in an unrealized loss position as of September 30, 2010, December 31, 2009, and September 30, 2009.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

SEPTEMBER 30, 2010
Securities available for sale:
Collateralized mortgage obligations	$399	—	—	—	$399	—
Other securities	3	—	$2	$1	5	$1

Total temporarily impaired securities	$402	—	$2	$1	$404	$1

DECEMBER 31, 2009
Securities available for sale:
Collateralized mortgage obligations	$4,988	$75	—	—	$4,988	$75
Other securities	2	—	$4	$1	6	1

Total temporarily impaired securities	$4,990	$75	$4	$1	$4,994	$76

SEPTEMBER 30, 2009
Securities available for sale:
Collateralized mortgage obligations	$5,537	$48	—	—	$5,537	$48
Other securities	1	—	$5	$1	6	1

Total temporarily impaired securities	$5,538	$48	$5	$1	$5,543	$49

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
Debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended September 30, 2010.

Three months ended September 30, 2010

in millions

Balance at June 30, 2010	$4
Impairment recognized in earnings	—

Balance at September 30, 2010	$4

As a result of adopting new consolidation guidance on January 1, 2010, we have consolidated our education loan securitization trusts. In consolidating these trusts, we have eliminated from our balance sheet the residual interests that we continue to retain in these securitization trusts. Prior to our consolidation of these trusts, we accounted for the residual interests associated with these securitizations as debt securities which we regularly assessed for impairment. These residual interests will no longer be assessed for impairment. The consolidated assets and liabilities related to these trusts are included in “discontinued assets” and “discontinued liabilities” on the balance sheet as a result of our decision to exit the education lending business. For more information about this discontinued operation, see Note 16 (“Discontinued Operations”).
Realized gains and losses related to securities available for sale were as follows:

Nine months ended September 30, 2010

in millions

Realized gains	$7

Realized losses	5

Net securities gains (losses)	$2

At September 30, 2010, securities available for sale and held-to-maturity securities totaling $11 billion were pledged to secure securities sold under repurchase agreements, public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
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

	Securities		Held-to-Maturity
	Available for Sale		Securities
September 30, 2010	Amortized	Fair	Amortized	Fair
in millions	Cost	Value	Cost	Value

Due in one year or less	$695	$711	$2	$2

Due after one through five years	19,642	20,408	16	16

Due after five through ten years	100	107	—	—

Due after ten years	14	15	—	—

Total	$20,451	$21,241	$18	$18

5. Loans and Loans Held for Sale
Our loans by category are summarized as follows:

	September 30,	December 31,	September 30,

in millions	2010	2009	2009

Commercial, financial and agricultural	$16,451	$19,248	$20,600

Commercial real estate:

Commercial mortgage	9,673	10,457	11,169

Construction	2,731	4,739	5,473

Total commercial real estate loans	12,404	15,196	16,642

Commercial lease financing	6,583	7,460	7,787

Total commercial loans	35,438	41,904	45,029

Real estate — residential mortgage	1,853	1,796	1,763

Home equity:

Community Banking	9,655	10,048	10,154

Other	707	838	884

Total home equity loans	10,362	10,886	11,038

Consumer other — Community Banking	1,174	1,181	1,189

Consumer other:

Marine	2,355	2,787	2,943

Other	172	216	231

Total consumer other	2,527	3,003	3,174

Total consumer loans	15,916	16,866	17,164

Total loans (a)	$51,354	$58,770	$62,193

(a)	Excludes loans in the amount of $6.6 billion, $3.5 billion and $3.6 billion at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, related to the discontinued operations of the education lending business.
We use interest rate swaps, which modify the repricing characteristics of certain loans, to manage interest rate risk. For more information about such swaps, see Note 14 (“Derivatives and Hedging Activities”).
Our loans held for sale by category are summarized as follows:

	September 30,		December 31,		September 30,

in millions	2010		2009		2009

Commercial, financial and agricultural	$128		$14		$128

Real estate — commercial mortgage	327		171		302

Real estate — construction	77		92		133

Commercial lease financing	13		27		29

Real estate — residential mortgage	92		139		110

Automobile	—		—		1

Total loans held for sale (a)	$637	(b)	$443	(b)	$703

(a)	Excludes loans in the amount of $15 million, $434 million and $341 million at September 30, 2010, December 31, 2009, and September 30, 2009, respectively, related to the discontinued operations of the education lending business.

(b)	The beginning balance at December 31, 2009 of $443 million increased by new originations in the amount of $2.005 billion and net transfers from held to maturity in the amount of $376 million, and decreased by loan sales of $2.035 billion, transfers to OREO/valuation adjustments of $81 million and loan payments of $71 million, for an ending balance of $637 million at September 30, 2010.
Changes in the allowance for loan losses are summarized as follows:

	Three months ended		Nine months ended

	September 30,		September 30,

in millions	2010	2009	2010	2009

Balance at beginning of period	$2,219	$2,339	$2,534	$1,629

Charge-offs	(430)	(619)	(1,479)	(1,646)

Recoveries	73	32	165	97

Net loans charged off	(357)	(587)	(1,314)	(1,549)

Provision for loan losses from continuing operations	94	733	735	2,403

Foreign currency translation adjustment	1	—	2	2

Balance at end of period	$1,957	$2,485	$1,957	$2,485

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended		Nine months ended

	September 30,		September 30,

in millions	2010	2009	2010	2009

Balance at beginning of period	$109	$65	$121	$54

Provision (credit) for losses on lending-related commitments	(10)	29	(22)	40

Balance at end of period (a)	$99	$94	$99	$94

(a)	Included in “accrued expense and other liabilities” on the balance sheet.
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

	Nine months ended

	September 30,

in millions	2010	2009

Balance at beginning of period	$221	$242

Servicing retained from loan sales	5	7

Purchases	10	15

Amortization	(33)	(38)

Balance at end of period	$203	$226

Fair value at end of period	$295	$353

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. Primary economic assumptions used to measure the fair value of our mortgage servicing assets at September 30, 2010 and 2009, are:
♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00% to 3.00%; and

♦	residual cash flows discount rate of 7.00% to 15.00%.
Changes in these assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. At September 30, 2010, a 1.00% increase in the assumed default rate of commercial mortgage loans would cause a $7 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $54 million and $52 million for the nine-month periods ended September 30, 2010 and 2009, respectively. We have elected to remeasure servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.
On November 1, 2010, Moody’s announced the downgrade of ratings of ten large U.S. regional banks, including KeyBank, previously identified as benefiting from systemic support. KeyBank’s short-term borrowings, senior long-term debt and subordinated debt ratings received a one notch downgrade from P-1 to P-2, A2 to A3, and A3 to Baa1, respectively. This ratings downgrade could impact the ability of KeyBank to hold certain escrow deposit balances related to commercial mortgage securitizations serviced by Key and rated by Moody’s. The new ratings have breached minimum ratings thresholds established by Moody’s in connection with the securitizations that Key services. In the event Key is unable to obtain a waiver of the ratings requirements from Moody’s, it could be required, among other remedies, to evaluate alternative investments for these escrow deposit balances which are in the range of $1.50 to $1.85 billion. This may also trigger an impairment of our mortgage servicing assets.
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

	Consolidated VIEs		Unconsolidated VIEs

	Total	Total	Total	Total	Maximum

in millions	Assets	Liabilities	Assets	Liabilities	Exposure to Loss

September 30, 2010

LIHTC funds	$121	N/A	$148	—	—

Education loan securitization trusts	3,291	$3,122	N/A	N/A	N/A

LIHTC investments	N/A	N/A	960	—	$456

Our involvement with VIEs is described below.
Consolidated VIEs
LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds, which invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $105 million at September 30, 2010. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.
We have not formed new funds or added LIHTC partnerships since October 2003. However, we continue to act as asset manager and provide occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, we have determined that we are the primary beneficiary of these funds. We recorded additional expenses of approximately $2 million related to this guarantee obligation during the first nine months of 2010. Additional information on return guarantee agreements with LIHTC investors is presented in Note 13 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Guarantees.”
In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At September 30, 2010, we estimated the settlement value of these third-party interests to be between $71 million and $79 million, while the recorded value, including reserves, totaled $133 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.
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
Unconsolidated VIEs
LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary of those funds because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly impact the economic performance of these entities. At September 30, 2010, assets of these unconsolidated nonguaranteed funds totaled $148 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.
LIHTC investments. Through the Community Banking business group, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities of the partnerships that most significantly impact their economic performance and have the obligation to absorb expected losses and the right to receive benefits from the entity. At September 30, 2010, assets of these unconsolidated LIHTC operating partnerships totaled approximately $960 million. At September 30, 2010, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $375 million plus $81 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss in connection with these partnerships is remote. During the first nine months of 2010, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.
We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $1.3 billion at September 30, 2010. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns from the entity. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 13 under the heading “Return guarantee agreement with LIHTC investors.”
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

8. Nonperforming Assets and Past Due Loans from Continuing Operations
Impaired loans totaled $1.1 billion at September 30, 2010, compared to $1.9 billion at December 31, 2009, and $2 billion at September 30, 2009. Impaired loans had an average balance of $1.4 billion and $2 billion for the nine months ended September 30, 2010 and 2009. At September 30, 2010, total restructured loans (accrual and nonaccrual loans that are included in impaired loans) totaled $360 million while at December 31, 2009, total restructured loans totaled $364 million. Although $136 million in restructured loans were added during the first nine months of 2010, the overall decrease in restructured loans was primarily attributable to $140 million in payments and charge-offs.
Our nonperforming assets and past due loans were as follows:

	September 30,	December 31,	September 30,

in millions	2010	2009	2009

Impaired loans	$1,120	$1,903	$2,013

Other nonperforming loans	252	284	277

Total nonperforming loans	1,372	2,187	2,290

Nonperforming loans held for sale	230	116	304

Other real estate owned (“OREO”)	221	191	187

Allowance for OREO losses	(58)	(23)	(40)

OREO, net of allowance	163	168	147

Other nonperforming assets	36	39	58

Total nonperforming assets	$1,801	$2,510	$2,799

Impaired loans with a specifically allocated allowance	$840	$1,645	$1,787

Specifically allocated allowance for impaired loans	135	300	390

Restructured loans included in nonperforming loans (a)	$228	$364	$65

Restructured loans with a specifically allocated allowance (b)	35	256	58

Specifically allocated allowance for restructured loans (c)	6	44	15

Accruing loans past due 90 days or more	$152	$331	$375

Accruing loans past due 30 through 89 days	662	933	1,071

(a)	Restructured loans (i.e. troubled debt restructurings) are those for which we, for reasons related to a borrower’s financial difficulties, have granted a concession to the borrower that we would not otherwise have considered. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

(b)	Included in impaired loans with a specifically allocated allowance.

(c)	Included in specifically allocated allowance for impaired loans.
At September 30, 2010, we did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
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
In 2005, the Federal Reserve adopted a rule that allows bank holding companies to continue to treat capital securities as Tier 1 capital, but imposed stricter quantitative limits that were to take effect March 31, 2009. On March 17, 2009, in light of continued stress in the financial markets, the Federal Reserve delayed the effective date of these new limits until March 31, 2011. We believe this rule will not have any material effect on our financial condition.
The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to bank holding companies by phasing-out the treatment of capital securities and cumulative preferred securities (excluding TARP CPP preferred stock issued to the United States or its agencies or instrumentalities before October 4, 2010) as Tier 1 eligible capital. This three year phase-out period, which commences January 1, 2013, will ultimately result in our capital securities being treated only as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions to bank holding companies, savings and loan companies, and nonbank financial companies identified as systemically important. The Federal Reserve has 180 days from the enactment of the Dodd-Frank Act to issue its regulations in this area. We anticipate that the Federal Reserve’s rulemaking on this matter should provide additional clarity to the regulatory capital guidelines applicable to bank holding companies such as Key.
As of September 30, 2010, the capital securities issued by the KeyCorp and Union State Bank capital trusts represent $1.8 billion or 16% of our Tier 1 capital.

The capital securities, common stock and related debentures are summarized as follows:

				Principal		Interest Rate	Maturity
	Capital			Amount of		of Capital	of Capital
	Securities,		Common	Debentures,		Securities and	Securities and
dollars in millions	Net of Discount	(a)	Stock	Net of Discount	(b)	Debentures (c)	Debentures

September 30, 2010
KeyCorp Capital I	$156		$6	$159		1.273%	2028
KeyCorp Capital II	81		4	111		6.875	2029
KeyCorp Capital III	102		4	142		7.750	2029
KeyCorp Capital V	115		4	128		5.875	2033
KeyCorp Capital VI	55		2	60		6.125	2033
KeyCorp Capital VII	165		5	178		5.700	2035
KeyCorp Capital VIII (d)	171		—	220		7.000	2066
KeyCorp Capital IX (d)	331		—	363		6.750	2066
KeyCorp Capital X (d)	575		—	632		8.000	2068
Union State Capital I	20		1	21		9.580	2027
Union State Statutory II	20		—	20		4.046	2031
Union State Statutory IV	10		—	10		3.326	2034

Total	$1,801		$26	$2,044		6.572%	—

December 31, 2009	$1,872		$26	$1,906		6.577%	—

September 30, 2009	$1,938		$26	$1,969		6.589%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Certain capital securities include basis adjustments related to fair value hedges totaling $10 million at September 30, 2010, $81 million at December 31, 2009, and $147 million at September 30, 2009. See Note 14 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem our debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); July 16, 1999 (for debentures owned by KeyCorp Capital III); July 21, 2008 (for debentures owned by KeyCorp Capital V); December 15, 2008 (for debentures owned by KeyCorp Capital VI); June 15, 2010 (for debentures owned by KeyCorp Capital VII); June 15, 2011 (for debentures owned by KeyCorp Capital VIII); December 15, 2011 (for debentures owned by KeyCorp Capital IX); March 15, 2013 (for debentures owned by KeyCorp Capital X); February 1, 2007 (for debentures owned by Union State Capital I); July 31, 2006 (for debentures owned by Union State Statutory II); and April 7, 2009 (for debentures owned by Union State Statutory IV); and (ii) in whole at any time within 90 days after and during the continuation of: a “tax event,” a “capital treatment event”, with respect to KeyCorp Capital V, VI, VII, VIII, IX and X only an “investment company event,” and with respect to KeyCorp Capital X only a “rating agency event” (as each is defined in the applicable indenture). If the debentures purchased by KeyCorp Capital I, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, Union State Capital I or Union State Statutory IV are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. If the debentures purchased by Union State Statutory II are redeemed before July 31, 2011, the redemption price will be 101.50% of the principal amount, plus any accrued but unpaid interest. When debentures are; redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of debentures includes adjustments related to hedging with financial instruments totaling $227 million at September 30, 2010, $89 million at December 31, 2009, and $152 million at September 30, 2009.

(c)	The interest rates for KeyCorp Capital II, KeyCorp Capital III, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, KeyCorp Capital X and Union State Capital I are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The total interest rates are weighted-average rates.

(d)	In connection with each of these issuances of trust preferred securities, KeyCorp entered into a replacement capital covenant (“RCC”). Should KeyCorp redeem or purchase these securities or related subordinated debentures, absent receipt of consent from the holders of the “Covered Debt” or certain limited exceptions, KeyCorp would need to comply with the applicable RCC. For further information on the applicable RCCs and the Covered Debt, see page 10 of our Form 10-K for the fiscal year ended December 31, 2009.

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
We did not undertake any new capital generating activities during the first nine months of 2010. Note 15 (“Shareholders’ Equity”) on page 107 of our 2009 Annual Report to Shareholders provides information regarding our capital generating activities in 2009.
11. Employee Benefits
Pension Plans
Effective December 31, 2009, we amended our pension plans to freeze all benefit accruals. We will continue to credit participants’ account balances for interest until they receive their plan benefits. The plans were closed to new employees as of December 31, 2009.
We changed our pension plan assumptions as a result of freezing the pension plans. We recognized a $12 million credit in net pension cost below for the three-month period ended September 30, 2010, primarily as a result of this change.
The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended		Nine months ended

	September 30,		September 30,

in millions	2010	2009	2010	2009

Service cost of benefits earned	—	$12	—	$37

Interest cost on PBO	$15	14	$45	43

Expected return on plan assets	(18)	(17)	(54)	(49)

Amortization of losses	(9)	10	9	31

Net pension cost	$(12)	$19	$—	$62

During the third quarter of 2010, we made a discretionary contribution of $58 million to our primary qualified cash balance pension plan.
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
The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended		Nine months ended

	September 30,		September 30,

in millions	2010	2009	2010	2009

Interest cost on APBO	$1	$1	$3	$3

Expected return on plan assets	(1)	(1)	(3)	(2)

Amortization of unrecognized prior service benefit	—	—	(1)	(1)

Net postretirement (benefit) cost	$—	$—	$(1)	$—

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
12. Income Taxes
Income Tax Provision
In accordance with the applicable accounting guidance, the principal method established for computing the provision for income taxes in interim periods requires us to make our best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes. This method has been used to determine the provision, or in our case the benefit, for income taxes for the quarters ended March 31, 2010, June 30, 2010, and September 30, 2010.
However, the accounting guidance allows for an alternative method to computing the effective tax rate and, thus the interim provision for income taxes, when a taxpayer is unable to calculate a reliable estimate of the effective tax rate for the entire year. Due to the current economic environment, we have concluded that the alternative method is more reliable in determining the provision for income taxes for the third quarter of 2010. The provision for the current quarter is calculated by applying the statutory federal income tax rate to the quarter’s consolidated operating income before taxes after modifications for non-taxable items recognized in the quarter which include income from corporate-owned life insurance and tax credits related to investments in low income housing projects and then adding state taxes.
The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 28.7% for the third quarter of 2010, 9.6% for the second quarter of 2010, and 41.4% for the third quarter of 2009.
The effective tax rates for both the current and prior quarters of 2010 are substantially below our combined federal and state statutory tax rate of 37.2%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance, and credits associated with investments in low-income housing projects. The effective tax rate for the third quarter of 2009 is higher than our statutory tax rate. This increase is mainly due to pre-tax book losses for the quarter creating a tax benefit, which is further increased for the tax impact from the investments in tax-advantaged assets.
Deferred Tax Asset
As of September 30, 2010, we had a net deferred tax asset from continuing operations of $393 million compared to $577 million as of December 31, 2009 included in “accrued income and other assets” on the balance sheet. Prior to September 30, 2009, we had been in a net deferred tax liability position. To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. Based on these criteria, and in particular our projections for future taxable income, we currently believe that it is more likely than not that we will realize the net deferred tax asset in future periods.
Unrecognized Tax Benefits
As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
13. Commitments, Contingent Liabilities and Guarantees
Legal Proceedings
Shareholder derivative matter. On July 6, 2010, certain current and former directors and executive officers of KeyCorp were named as defendants in James T. King, Jr., et al., v. Henry L. Meyer III, et al., a shareholder derivative lawsuit filed in the Cuyahoga County Court of Common Pleas. The complaint alleges that the KeyCorp defendants violated their fiduciary duties, including their duties of candor, good faith and loyalty, and are liable for corporate waste and unjust enrichment in connection with 2009 executive compensation decisions.

The complaint seeks unspecified compensatory damages from the KeyCorp defendants, various forms of equitable and/or injunctive relief, and attorneys’ and other professional fees and costs. KeyCorp was also named as a nominal defendant in the lawsuit, but no damages are being sought from it.
In August 2010, three additional shareholder derivative actions were filed in the United States District Court for the Northern District of Ohio styled: Irving Lassoff, et al., v. KeyCorp, et al.; Warren Monday, et al., v. KeyCorp, et al.; and William Kaplan, et al.,v. KeyCorp, et al. These actions assert similar causes of action and seek similar remedies from certain current and former directors and executive officers of KeyCorp. KeyCorp has also been named as a nominal defendant in each of these lawsuits. Lassoff asserts an additional cause of action based upon an alleged violation of section 14(a) of the Exchange Act of 1934, as amended, asserting that our proxy statement contained alleged materially false and misleading statements. Monday and Kaplan each assert additional allegations and a cause of action for violation of section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to the propriety of leveraged leasing transactions Key entered into, our disclosures and accounting for such transactions, and that such transactions created unnecessary risk incentives resulting in excessive compensation being paid. Plaintiffs in Kaplan and Monday seek relief from the individual defendants, on behalf of KeyCorp, including an award of restitution and disgorgement of profits, benefits and compensation; return of executive compensation based upon allegedly materially inaccurate financial statements; reasonable fees and expenses; and an order directing KeyCorp to reform its corporate governance procedures.
KeyCorp’s Board of Directors has appointed two special committees of nonmanagement directors to assess its executive compensation practices and to investigate the allegations made in these matters. These committees have retained an independent law firm to assist in their investigation.
Taylor litigation. On August 11, 2008, a purported class action case was filed against KeyCorp, its directors and certain employees, captioned Taylor v. KeyCorp et al., in the United States District Court for the Northern District of Ohio. On September 16, 2008, a second and related case was filed in the same district court, captioned Wildes v. KeyCorp et al. The plaintiffs in these cases seek to represent a class of all participants in our 401(k) Savings Plan and allege that the defendants in the lawsuit breached fiduciary duties owed to them under ERISA. On January 7, 2009, the Court consolidated the Taylor and Wildes lawsuits into a single action. Plaintiffs’ consolidated complaint continues to name certain employees as defendants but no longer names any outside directors. Following briefing and argument on our motion to dismiss for, among other things, failure to make a demand on the board of directors, the Court dismissed Taylor on August 12, 2010. On September 12, 2010, Plaintiffs filed a Notice of Appeal. We filed a notice of Cross-Appeal on September 23, 2010. Following the Court’s dismissal of Taylor, two cases with similar allegations and causes of action were filed on September 21, 2010 in the same district court; these actions are styled Anthony Lobasso, et al,v. KeyCorp, et al., and Thomas J. Metyk, et al., v. KeyCorp, et al. We strongly disagree with the allegations asserted against us in these actions, and intend to vigorously defend against them.
Madoff-related claims. In December 2008, Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controlled. The investment losses borne by Austin’s clients stem from investments that Austin made in certain Madoff-advised “hedge” funds. Several lawsuits, including putative class actions and direct actions, and one arbitration proceeding were filed against Austin seeking to recover losses incurred as a result of Madoff’s crimes. The lawsuits and arbitration proceeding allege various claims, including negligence, fraud, breach of fiduciary duties, and violations of federal securities laws and ERISA. The parties have agreed to hold the arbitration proceeding in abeyance while Austin’s operations are wound down. In the event we were to incur any liability for this matter, we believe it would be covered under the terms and conditions of our insurance policy, subject to a $25 million self-insurance deductible and usual policy exceptions.
In April 2009, we decided to wind down Austin’s operations and have determined that the related exit costs will not be material. Information regarding the Austin discontinued operations is included in Note 16 (“Discontinued Operations”).
DataTreasury matter. In February 2006, an action styled DataTreasury Corporation v. Wells Fargo & Company, et al., was filed against KeyBank and numerous other financial institutions, as owners and users of Small Value Payments Company, LLC software, in the United States District Court for the Eastern District of Texas. The plaintiff alleges patent infringement and is seeking an unspecified amount of damages and treble damages. On September 28, 2010, we entered into a settlement agreement with the plaintiff to resolve the claims asserted against KeyBank. On September 30, 2010, the matter concluded by agreed order of dismissal with prejudice by the parties. The settlement terms were not material.
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

Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2010. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 84 of our 2009 Annual Report to Shareholders.

	Maximum Potential

September 30, 2010	Undiscounted	Liability

in millions	Future Payments	Recorded

Financial guarantees:

Standby letters of credit	$10,723	$60

Recourse agreement with FNMA	728	13

Return guarantee agreement with LIHTC investors	79	62

Written put options (a)	2,917	53

Default guarantees	34	3

Total	$14,481	$191

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.
We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2010, is low.
Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At September 30, 2010, our standby letters of credit had a remaining weighted-average life of 1.7 years, with remaining actual lives ranging from less than one year to as many as ten years.
Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At September 30, 2010, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 5.8 years, and the unpaid principal balance outstanding of loans sold by us as a participant in this program was $2.3 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at September 30, 2010. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan. Therefore, any loss incurred could be offset by the amount of any recovery from the collateral.
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
As shown in the previous table, KAHC maintained a reserve in the amount of $62 million at September 30, 2010, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.
These guarantees have expiration dates that extend through 2019, but there have been no new partnerships formed under this program since October 2003. Additional information regarding these partnerships is included in Note 7 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At September 30, 2010, our written put options had an average life of 1.1 years. These instruments are considered to be guarantees as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability or an equity security held by the guaranteed party. We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, which are further discussed in Note 14 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payments by entering into offsetting positions with third parties.
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
Liquidity facilities that support asset-backed commercial paper conduits. At September 30, 2010, we had one liquidity facility remaining outstanding with an unconsolidated third-party commercial paper conduit. This liquidity facility, which will expire by May 15, 2013, obligates us to provide aggregate funding of up to $51 million in the event that a credit market disruption or other factors prevent the conduit from issuing commercial paper. The aggregate amount available to be drawn is based on the amount of current commitments to borrowers and totaled $23 million at September 30, 2010. We periodically evaluate our commitment to provide liquidity.
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
Heartland Payment Systems matter. Under an agreement between KeyBank and Heartland Payment Systems, Inc. (“Heartland”), Heartland utilizes KeyBank’s membership in the Visa and MasterCard networks to provide merchant payment processing services for Visa and MasterCard transactions. On January 20, 2009, Heartland publicly announced its discovery of an alleged criminal breach of its credit card payment processing systems environment (the “Intrusion”) that reportedly occurred during 2008 and allegedly involved the malicious collection of in-transit, unencrypted payment card data that Heartland was processing. Heartland’s 2008 Form 10-K filed with the SEC on March 10, 2009 (“Heartland’s 2008 Form 10-K”) reported that the major card brands, including Visa and MasterCard, asserted claims seeking to impose fines, penalties, and/or other assessments against Heartland and/or certain card brand members, such as KeyBank, as a result of the alleged potential breach of the respective card brand rules and regulations, and the alleged criminal breach of its credit card payment processing systems environment.
KeyBank received letters from both Visa and MasterCard imposing fines, penalties or assessments related to the Intrusion. Under its agreement with Heartland, KeyBank has certain rights of indemnification from Heartland for costs assessed against it by Visa and MasterCard and other associated costs, and KeyBank has notified Heartland of its indemnification rights.
In Heartland’s Form 10-K filed with the SEC on March 10, 2010 (“Heartland’s 2009 Form 10-K”), Heartland disclosed that it had consummated the previously reported settlement among Heartland, Visa U.S.A. Inc., Visa International Service Association, and Visa Inc., and the Sponsor Banks, including KeyBank and Heartland Bank. Heartland has also consummated the previously reported settlement with MasterCard and certain MasterCard issuers. Certain claims for those issuers that did not opt-in to the aforementioned settlements remain pending in the litigation before the United States District Court for the Southern District of Texas. The amounts alleged in damages against KeyBank for such matters are not significant and are subject to indemnification by Heartland.

For further information on Heartland and the Intrusion, see Heartland’s 2009 Form 10-K, Heartland’s 2008 Form 10-K; Heartland’s Form 10-Q filed with the SEC on May 11, 2009, August 7, 2009, and May 7, 2010, Heartland’s Form 8-K filed with the SEC on August 4, 2009, November 3, 2009, January 8, 2010, February 4, 2010, February 18, 2010, February 24, 2010, May 19, 2010, and September 1, 2010.

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
The primary derivatives that we use are interest rate swaps, caps, floors and futures; foreign exchange contracts; energy derivatives; credit derivatives; and equity derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. Interest rate risk represents the possibility that the EVE or net interest income will be adversely affected by fluctuations in interest rates. Credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Foreign exchange risk is the risk that an exchange rate will adversely affect the fair value of a financial instrument.
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
At September 30, 2010, after taking into account the effects of bilateral collateral and master netting agreements, we had $305 million of derivative assets and $136 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements, and a reserve for potential future losses, we had derivative assets of $953 million and derivative liabilities of $1.2 billion that were not designated as hedging instruments.
The enactment of the Dodd-Frank Act may limit the types of derivatives activities conducted by KeyBank and other insured depository institutions. As a result, it is possible that our continued use of one or more of the types of derivatives noted above could be affected in the future.
Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Basis of Presentation”) under the heading “Derivatives,” on page 83 of our 2009 Annual Report to Shareholders.
Derivatives Designated in Hedge Relationships
Changes in interest rates and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities may cause fluctuations in net interest income and EVE. To minimize the volatility of net interest income and the EVE, we manage exposure to interest rate risk in accordance with policy limits established by the ERM Committee. We utilize derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance for derivatives and hedging to minimize interest rate volatility. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. These instruments are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.
We designate certain “receive fixed/pay variable” interest rate swaps as fair value hedges. These swaps are used primarily to modify our consolidated exposure to changes in interest rates. These contracts convert certain fixed-rate long-term debt into variable-rate obligations. As a result, we receive fixed-rate interest payments in exchange for making variable-rate payments over the lives of the contracts without exchanging the notional amounts.
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
Derivatives Not Designated in Hedge Relationships
On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. We did not have a significant amount in interest rate swap contracts entered into to manage economic risks at September 30, 2010.
Like other financial services institutions, we originate loans and extend credit, both of which expose us to credit risk. We actively manage our overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives. This process entails the use of credit derivatives — primarily credit default swaps — to mitigate our credit risk. Credit default swaps enable us to transfer to a third party a portion of the credit risk associated with a particular extension of credit, and to manage portfolio concentration and correlation risks. Occasionally, we also provide credit protection to other lenders through the sale of credit default swaps. This objective is accomplished primarily through the use of an investment-grade diversified dealer-traded basket of credit default swaps. These transactions may generate fee income, and diversify and reduce overall portfolio credit risk volatility. Although we use these instruments for risk management purposes, they are not treated as hedging instruments as defined by the applicable accounting guidance for derivatives and hedging.
We also enter into derivative contracts to meet customer needs and for proprietary purposes that consist of the following instruments:
♦	interest rate swap, cap, floor and futures contracts entered into generally to accommodate the needs of commercial loan clients;

♦	energy swap and options contracts entered into to accommodate the needs of clients;

♦	interest rate derivatives and foreign exchange contracts used for proprietary trading purposes;

♦	positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above; and

♦	foreign exchange forward contracts entered into to accommodate the needs of clients.
These contracts are not designated as part of hedge relationships.
Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross basis as of September 30, 2010, December 31, 2009 and September 30, 2009. The volume of our derivative transaction activity during the first nine months of 2010 is represented by the change in the notional amounts of our gross derivatives by type from December 31, 2009 to September 30, 2010. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	September 30, 2010			December 31, 2009			September 30, 2009

		Fair Value			Fair Value			Fair Value

	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Notional	Derivative	Derivative

in millions	Amount	Assets	Liabilities	Amount	Assets	Liabilities	Amount	Assets	Liabilities

Derivatives designated as hedging instruments:

Interest rate	$14,126	$654	$14	$18,259	$489	$9	$20,443	$600	$8

Foreign exchange	1,523	56	219	1,888	78	189	2,664	87	233

Total	15,649	710	233	20,147	567	198	23,107	687	241

Derivatives not designated as hedging instruments:

Interest rate	58,415	1,746	1,754	70,017	1,434	1,345	70,985	1,749	1,635

Foreign exchange	5,835	244	228	6,293	206	184	6,241	229	201

Energy and commodity	1,980	365	384	1,955	403	427	2,175	445	471

Credit	3,549	43	44	4,538	55	49	4,847	62	54

Equity	19	1	1	3	1	1	—	—	—

Total	69,798	2,399	2,411	82,806	2,099	2,006	84,248	2,485	2,361

Netting adjustments (a)	N/A	(1,851)	(1,314)	N/A	(1,572)	(1,192)	N/A	(1,887)	(1,417)

Total derivatives	$85,447	$1,258	$1,330	$102,953	$1,094	$1,012	$107,355	$1,285	$1,185

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral.
Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of a hedging instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the nine-month period ended September 30, 2010, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While some ineffectiveness is present in our hedging relationships, all of our fair value hedges remained “highly effective” as of September 30, 2010.
The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the nine-month periods ended September 30, 2010 and 2009, and where they are recorded on the income statement.

	Nine months ended September 30, 2010

		Net Gains			Net Gains

	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on

in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item

Interest rate	Other income	$272	Long-term debt	Other income	$(270)	(a)

Interest rate	Interest expense – Long-term debt	160

Foreign exchange	Other income	(112)	Long-term debt	Other income	102	(a)

Foreign exchange	Interest expense – Long-term debt	5	Long-term debt	Interest expense – Long-term debt	(10)	(b)

Total		$325			$(178)

	Nine months ended September 30, 2009

		Net Gains			Net Gains

	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on

in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item

Interest rate	Other income	$(392)	Long-term debt	Other income	$390	(a)

Interest rate	Interest expense – Long-term debt	170

Foreign exchange	Other income	176	Long-term debt	Other income	(183)	(a)

Foreign exchange	Interest expense – Long-term debt	15	Long-term debt	Interest expense – Long-term debt	(39)	(b)

Total		$(31)			$168

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.
Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a gain or loss on a cash flow hedge is initially recorded as a component of AOCI on the balance sheet and subsequently reclassified into income when the hedged transaction impacts earnings (e.g. when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the nine-month period ended September 30, 2010, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While some ineffectiveness is present in our hedging relationships, all of our cash flow hedges remained “highly effective” as of September 30, 2010.
The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the nine-month periods ended September 30, 2010 and 2009, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Nine months ended September 30, 2010

			Net Gains	Income Statement Location	Net Gains

	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized

	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income

in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$59	Interest income – Loans	$170	Other income	—

Interest rate	(33)	Interest expense – Long-term debt	(13)	Other income	—

Interest rate	—	Net gains (losses) from loan securitizations and sales	—	Other income	—

Total	$26		$157		—

	Nine months ended September 30, 2009

			Net Gains	Income Statement Location	Net Gains

	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized

	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income

in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$167	Interest income – Loans	$340	Other income	$(1)

Interest rate	16	Interest expense – Long-term debt	(14)	Other income	1

Interest rate	4	Net gains (losses) from loan securitizations and sales	5	Other income	—

Total	$187		$331		—

The after-tax change in AOCI resulting from cash flow hedges is as follows:

			Reclassification

	December 31,	2010	of Gains to	September 30,

in millions	2009	Hedging Activity	Net Income	2010

AOCI resulting from cash flow hedges	$114	$16	$(99)	$31

Considering the interest rates, yield curves and notional amounts as of September 30, 2010, we would expect to reclassify an estimated $9 million of net losses on derivative instruments from AOCI to income during the next twelve months. In addition, we expect to reclassify approximately $24 million of net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. The maximum length of time over which forecasted transactions are hedged is 18 years.
Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.
The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the nine-month periods ended September 30, 2010 and 2009, and where they are recorded on the income statement.

	Nine months ended September 30,

in millions	2010	2009

NET GAINS (LOSSES) (a)

Interest rate	$12	$18

Foreign exchange	32	38

Energy and commodity	4	5

Credit	(21)	(33)

Total net gains (losses)	$27	$28

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements using standard forms published by ISDA. These agreements provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The collateral netted against derivative assets on the balance sheet totaled $538 million at September 30, 2010, $381 million at December 31, 2009, and $485 million at September 30, 2009. The collateral netted against derivative liabilities totaled less than $1 million at September 30, 2010, and at December 31, 2009, and $14 million at September 30, 2009.
The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

	September 30,	December 31,	September 30,

in millions	2010	2009	2009

Largest gross exposure (derivative asset) to an individual counterparty	$241	$217	$296

Collateral posted by this counterparty	46	21	29

Derivative liability with this counterparty	338	331	366

Collateral pledged to this counterparty	143	164	99

Net exposure after netting adjustments and collateral	2	29	—

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

	September 30,	December 31,	September 30,

in millions	2010	2009	2009

Interest rate	$1,549	$1,147	$1,445

Foreign exchange	157	178	193

Energy and commodity	72	131	110

Credit	17	19	22

Equity	1	—	—

Derivative assets before collateral	1,796	1,475	1,770

Less: Related collateral	538	381	485

Total derivative assets	$1,258	$1,094	$1,285

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes and proprietary trading purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At September 30, 2010, after taking into account the effects of bilateral collateral and master netting agreements, we had gross exposure of $1.3 billion to broker-dealers and banks. We had net exposure of $350 million after the application of master netting agreements and collateral; our net exposure to broker-dealers and banks at September 30, 2010, was reduced to $87 million with $263 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by entering into offsetting positions, U.S. Treasuries, Eurodollar futures and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $79 million at September 30, 2010, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At September 30, 2009 and December 31, 2009 the default reserve was $64 million and $59 million, respectively. At September 30, 2010, after taking into account the effects of master netting agreements, we had gross exposure of $1 billion to client counterparties. We had net exposure of $908 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.
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

	September 30, 2010			December 31, 2009			September 30, 2009

in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net

Single name credit default swaps	$6	$2	$8	$5	$(3)	$2	$9	$(2)	$7

Traded credit default swap indices	1	(1)	—	2	—	2	—	1	1

Other	4	(1)	3	(1)	4	3	—	(1)	(1)

Total credit derivatives	$11	—	$11	$6	$1	$7	$9	$(2)	$7

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
The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2010, December 31, 2009 and September 30, 2009. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using the credit ratings matrix provided by Moody’s, specifically Moody’s “Idealized” Cumulative Default Rates, except as noted. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	September 30, 2010			December 31, 2009			September 30, 2009

		Average	Payment /		Average	Payment /		Average	Payment /

	Notional	Term	Performance	Notional	Term	Performance	Notional	Term	Performance

dollars in millions	Amount	(Years)	Risk	Amount	(Years)	Risk	Amount	(Years)	Risk

Single name credit default swaps	$1,033	2.43	2.85%	$1,140	2.57	4.88%	$1,251	2.56	5.05%

Traded credit default swap indices	399	4.00	6.78	733	2.71	13.29	926	3.00	6.97

Other	48	2.90	Low	44	1.94	5.41	25	1.00	Low	(a)

Total credit derivatives sold	$1,480	—	—	$1,917	—	—	$2,202	—	—

(a)	The other credit derivatives were not referenced to an entity’s debt obligation. We determined the payment/performance risk based on the probability that we could be required to pay the maximum amount under the credit derivatives. We have determined that the payment/performance risk associated with the other credit derivatives was low (i.e., less than or equal to 30% probability of payment).
Credit Risk Contingent Features
We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements are also based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2010, KeyBank’s ratings with Moody’s and S&P were “A2” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there were a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of September 30, 2010, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $1.1 billion, which includes $821 million in derivative assets and $1.9 billion in derivative liabilities. We had $1 billion in cash and securities collateral posted to cover those positions as of September 30, 2010.
The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2010, December 31, 2009 and September 30, 2009. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of September 30, 2010, and take into account all collateral already posted. At September 30, 2010, KeyCorp did not have any derivatives in a net liability position that contained credit risk contingent features.

	September 30, 2010		December 31, 2009		September 30, 2009

in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P

KeyBank’s long-term senior

unsecured credit ratings	A2	A-	A2	A-	A2	A-

One rating downgrade	$29	$19	$34	$22	$34	$32

Two rating downgrades	48	27	56	31	61	43

Three rating downgrades	55	32	65	36	72	44

If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2010, payments of up to $81 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. To be downgraded below investment grade, KeyBank’s long-term senior unsecured credit rating would need to be downgraded five ratings by Moody’s and four ratings by S&P.
On November 1, 2010, Moody’s downgraded KeyBank’s credit rating from A2 to A3. As indicated in the table above, had we been rated A3 as of September 30, 2010, KeyBank would have been required to post $29 million of additional collateral under certain ISDA Master Agreements where we were in a net liability position.

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
Qualitative Disclosures of Valuation Techniques
Loans. Loans recorded as trading account assets are valued using an internal cash flow model because the market in which these assets typically trade is not active. The most significant inputs to our internal model are actual and projected financial results for the individual borrowers. Accordingly, these loans are classified as Level 3 assets. As of September 30, 2010, there was one loan that was actively traded. This loan was valued based on market spreads for identical assets and, therefore, classified as Level 2 since the fair value recorded is based on observable market data.
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
Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of the funds and related unfunded commitments at September 30, 2010:

September 30, 2010		Unfunded
in millions	Fair Value	Commitments

INVESTMENT TYPE
Passive funds (a)	$17	$5
Co-managed funds (b)	13	19

Total	$30	$24

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to six years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. A sale or transfer of our interest in the funds can only occur through written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of four to seven years.
Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors) in predominantly privately held companies and funds. When quoted prices are available in an active market for the identical investment, the quoted prices are used in the valuation process, and the related investments are classified as Level 1 assets. However, in most cases, quoted market prices are not available for the identical investment, and we must rely upon other sources and inputs, such as market multiples; historical and forecast earnings before interest, taxation, depreciation and amortization; net debt levels; and investment risk ratings to perform the valuations of the direct investments. The indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing and do not have readily determinable fair values. The indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value using net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the investee funds. These investments are classified as Level 3 assets since our assumptions impact the overall determination of fair value. The following table presents the fair value of the indirect funds and related unfunded commitments at September 30, 2010:

September 30, 2010		Unfunded
in millions	Fair Value	Commitments

INVESTMENT TYPE
Private equity funds (a)	$519	$210
Hedge funds (b)	9	—

Total	$528	$210

(a)	Consists of buyout, venture capital and fund of funds. These investments can never be redeemed with the investee funds. Instead, distributions are received through the liquidation of the underlying investments of the fund. These investments cannot be sold without the approval of the general partners of the investee funds. We estimate that the underlying investments of the funds will be liquidated over a period of one to ten years.

(b)	Consists of investee funds invested in long and short positions of “stressed and distressed” fixed income-oriented securities with the goal of producing attractive risk-adjusted returns. The investments can be redeemed quarterly with 45 days notice. However, the general partners may impose quarterly redemption limits that may delay receipt of requested redemptions.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. These assets and liabilities are measured at fair value on a regular basis. The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

September 30, 2010				Netting
in millions	Level 1	Level 2	Level 3	Adjustments	(a)	Total

ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$574	—	—		$574
Trading account assets:
U.S. Treasury, agencies and corporations	—	28	—	—		28
Other mortgage-backed securities	—	—	$2	—		2
Other securities	$32	1,057	24	—		1,113

Total trading account securities	32	1,085	26	—		1,143
Commercial loans	—	12	—	—		12

Total trading account assets	32	1,097	26	—		1,155
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8	—	—		8
States and political subdivisions	—	77	—	—		77
Collateralized mortgage obligations	—	19,886	—	—		19,886
Other mortgage-backed securities	—	1,181	—	—		1,181
Other securities	84	5	—	—		89

Total securities available for sale	84	21,157	—	—		21,241
Other investments:
Principal investments:
Direct	4	—	412	—		416
Indirect	—	—	529	—		529

Total principal investments	4	—	941	—		945
Equity and mezzanine investments:
Direct	—	—	21	—		21
Indirect	—	—	30	—		30

Total equity and mezzanine investments	—	—	51	—		51

Total other investments	4	—	992	—		996
Derivative assets:
Interest rate	—	2,302	98	—		2,400
Foreign exchange	169	131	—	—		300
Energy	—	362	3	—		365
Credit	—	33	10	—		43
Equity	—	1	—	—		1

Total derivative assets	169	2,829	111	$(1,851)		1,258
Accrued income and other assets	—	68	—	—		68

Total assets on a recurring basis at fair value	$289	$25,725	$1,129	$(1,851)		$25,292

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$700	—	—		$700
Bank notes and other short-term borrowings:
Short positions	$15	606	—	—		621
Derivative liabilities:
Interest rate	—	1,768	—	—		1,768
Foreign exchange	158	289	—	—		447
Energy	—	384	—	—		384
Credit	—	32	$12	—		44
Equity	—	1	—	—		1

Total derivative liabilities	158	2,474	12	$(1,314)		1,330
Accrued expense and other liabilities	—	49	—	—		49

Total liabilities on a recurring basis at fair value	$173	$3,829	$12	$(1,314)		$2,700

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2009				Netting
in millions	Level 1	Level 2	Level 3	Adjustments	(a)	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$285	—	—		$285
Trading account assets:
U.S. Treasury, agencies and corporations	—	10	—	—		10
Other mortgage-backed securities	—	—	$29	—		29
Other securities	$100	624	423	—		1,147

Total trading account securities	100	634	452	—		1,186
Commercial loans	—	4	19	—		23

Total trading account assets	100	638	471	—		1,209
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8	—	—		8
States and political subdivisions	—	83	—	—		83
Collateralized mortgage obligations	—	15,006	—	—		15,006
Other mortgage-backed securities	—	1,428	—	—		1,428
Other securities	102	14	—	—		116

Total securities available for sale	102	16,539	—	—		16,641
Other investments:
Principal investments:
Direct	—	—	538	—		538
Indirect	—	—	497	—		497

Total principal investments	—	—	1,035	—		1,035
Equity and mezzanine investments:
Direct	—	—	26	—		26
Indirect	—	—	31	—		31

Total equity and mezzanine investments	—	—	57	—		57

Total other investments	—	—	1,092	—		1,092
Derivative assets:
Interest rate	—	1,927	100	—		2,027
Foreign exchange	140	140	—	—		280
Energy	—	403	—	—		403
Credit	—	(54)	10	—		(44)

Total derivative assets	140	2,416	110	$(1,572)		1,094
Accrued income and other assets	8	38	—	—		46

Total assets on a recurring basis at fair value	$350	$19,916	$1,673	$(1,572)		$20,367

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$449	—	—		$449
Bank notes and other short-term borrowings:
Short positions	$1	276	—	—		277
Derivative liabilities:
Interest rate	—	1,357	—	—		1,357
Foreign exchange	123	248	—	—		371
Energy	—	426	—	—		426
Credit	—	48	$2	—		50

Total derivative liabilities	123	2,079	2	$(1,192)		1,012
Accrued expense and other liabilities	—	21	—	—		21

Total liabilities on a recurring basis at fair value	$124	$2,825	$2	$(1,192)		$1,759

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements
The following tables show the change in the fair values of our Level 3 financial instruments for the three and nine months ended September 30, 2010 and 2009. We mitigate the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments through the use of securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following tables. Therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets						Other Investments										Derivative Instruments					(a)
	Other										Equity and				Accrued
	Mortgage-						Principal Investments				Mezzanine Investments				Income
	Backed		Other		Commercial										and Other		Interest		Energy and
in millions	Securities		Securities		Loans		Direct		Indirect		Direct		Indirect		Assets		Rate		Commodity		Credit

Balance at December 31, 2009	$29		$423		$19		$538		$497		$26		$31		$—		$99		$—		$9

Gains (losses) included in earnings	3	(b)	—	(b)	(2)	(b)	20	(c)	51	(c)	8	(c)	(5)	(c)	—	(c)	18	(b)	—	(b)	(19)	(b)

Purchases, sales, issuances and settlements	(30)		(399)		(7)		(138)		(19)		(19)		4		—		(8)		—		8

Net transfers into (out of) Level 3	—		—		(10)		(8)		—		6		—		—		(11)		3		—

Balance at September 30, 2010	$2		$24		$—		$412		$529		$21		$30		$—		$98		$3		$(2)

Unrealized gains (losses) included in earnings	$3	(b)	$—	(b)	$—	(b)	$3	(c)	$40	(c)	$64	(c)	$(5)	(c)	$—	(c)	$—	(b)	$—	(b)	$—	(b)

Balance at June 30, 2010	$4		$24		$9		$419		$530		$24		$31		$3		$87		$—		$10

Gains (losses) included in earnings	—	(b)	—	(b)	(1)	(b)	2	(c)	15	(c)	3	(c)	(1)	(c)	—	(c)	18	(b)	—	(b)	(20)	(b)

Purchases, sales, issuances and settlements	(1)		—		2		(9)		(16)		(6)		—		(3)		(4)		—		8

Net transfers into (out of) Level 3	(1)		—		(10)		—		—		—		—		—		(3)		3		—

Balance at September 30, 2010	$2		$24		$—		$412		$529		$21		$30		$—		$98		$3		$(2)

Unrealized gains (losses) included in earnings	$1	(b)	$—	(b)	$—	(b)	$1	(c)	$8	(c)	$23	(c)	$(1)	(c)	$—	(c)	$—	(b)	$—	(b)	$—	(b)

Balance at December 31, 2008	$67		$758		$31		$479		$505		$103		$47		$—		$15		$—		$—

Gains (losses) included in earnings	(22)	(b)	(1)	(b)	(1)	(b)	(33)	(c)	(54)	(c)	(30)	(c)	(8)	(c)	—	(c)	—	(b)	—	(b)	(12)	(b)

Purchases, sales, issuances and settlements	—		(259)		(2)		20		15		17		(2)		—		—		(1)		19

Net transfers into (out of) Level 3	—		—		—		—		—		—		—		9		55		1		—

Balance at September 30, 2009	$45		$498		$28		$466		$466		$90		$37		$9		$70		$—		$7

Unrealized gains (losses) included in earnings	$(22)	(b)	$(1)	(b)	$(1)	(b)	$(32)	(c)	$(50)	(c)	$(30)	(c)	$(8)	(c)	$—	(c)	$—	(b)	$1	(b)	$(2)	(b)

Balance at June 30, 2009	$66		$24		$29		$471		$456		$105		$41		$—		$82		$1		$(13)

Gains (losses) included in earnings	(21)	(b)	—	(b)	(1)	(b)	(10)	(c)	4	(c)	(24)	(c)	1	(c)	—	(c)	—	(b)	—	(b)	1	(b)

Purchases, sales, issuances and settlements	—		474		—		5		6		9		(5)		—		—		(1)		19

Net transfers into (out of) Level 3	—		—		—		—		—		—		—		9		(12)		—		—

Balance at September 30, 2009	$45		$498		$28		$466		$466		$90		$37		$9		$70		$—		$7

Unrealized gains (losses) included in earnings	$(21)	(b)	$—	(b)	$(1)	(b)	$(8)	(c)	$4	(c)	$(24)	(c)	$1	(c)	$—	(c)	$—	(b)	$1	(b)	$(2)	(b)

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investments” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement. Realized and unrealized gains and losses on investments included in accrued income and other assets are reported in “other income” on the income statement.

Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following tables present our assets measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009.

	September 30, 2010				December 31, 2009
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$291	$291	—	$3	$679	$682
Loans held for sale (a)	—	—	32	32	—	—	85	85
Other investments	—	—	—	—	—	—	—	—
Operating lease assets	—	—	—	—	—	—	9	9
Goodwill	—	—	—	—	—	—	—	—
Other intangible assets	—	—	—	—	—	—	—	—
Accrued income and other assets	—	$36	34	70	—	36	118	154

Total assets on a nonrecurring basis at fair value	$—	$36	$357	$393	$—	$39	$891	$930

(a)	During the first nine months of 2010, we transferred $131 million of commercial and consumer loans from held-for-sale status to the held-to-maturity portfolio at their current fair value.
We typically adjust the carrying amount of our impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral or the loan’s observable market price. Cash flow analysis considers internally developed inputs, such as discount rates, default rates, costs of foreclosure and changes in real estate values. The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations and assessments provided by third-party appraisers. Appraisals of collateral-dependent impaired loans are performed or reaffirmed at least annually. Appraisals may occur more frequently if the most recent appraisal does not accurately reflect the current market, the debtor is seriously delinquent or chronically past due, or there has been material deterioration in the performance of the project or condition of the property type. Adjustments to outdated appraisals that result in an appraisal value less than the carrying value of a collateral-dependent impaired loan are reflected in the allowance for loan losses. Impaired loans with a specifically allocated allowance based on cash flow analysis or the underlying collateral are classified as Level 3 assets, while those with a specifically allocated allowance based on an observable market price that reflects recent sale transactions for similar loans and collateral are classified as Level 2. Current market conditions, including credit risk profiles and decreased real estate values, impacted the inputs used in our internal valuation analysis, resulting in write-downs of these assets.
Through a quarterly analysis of our commercial loan and lease portfolios held for sale, we determined that adjustments were necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. After adjustments, these loans and leases totaled $32 million at September 30, 2010 and $85 million at December 31, 2009. Current market conditions, including credit risk profiles, liquidity and decreased real estate values, impacted the inputs used in our internal models and other valuation methodologies, resulting in write-downs of these assets.
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
The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions; therefore, the assets are classified as Level 3. The assumptions used are dependent on the type of intangible being valued and include such items as attrition rates, types of customers, revenue streams, prepayment rates, refinancing probabilities and credit defaults. There was no impairment of other intangible assets during the quarter ended September 30, 2010.
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

Fair Value Disclosures of Financial Instruments
The carrying amount and fair value of our financial instruments at September 30, 2010 and December 31, 2009 are shown in the following table:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
in millions	Amount	Value	Amount	Value

ASSETS
Cash and short-term investments (a)	$823	$823	$2,214	$2,214
Trading account assets (e)	1,155	1,155	1,209	1,209
Securities available for sale (e)	20,451	21,241	16,434	16,641
Held-to-maturity securities (b)	18	18	24	24
Other investments (e)	1,405	1,405	1,488	1,488
Loans, net of allowance (c)	49,397	46,887	56,236	49,136
Loans held for sale (e)	637	637	443	443
Mortgage servicing assets (d)	203	295	221	334
Derivative assets (e)	1,258	1,258	1,094	1,094

LIABILITIES
Deposits with no stated maturity (a)	$44,481	$44,481	$40,563	$40,563
Time deposits (d)	16,937	17,504	25,008	25,908
Short-term borrowings (a)	3,478	3,478	2,082	2,082
Long-term debt (d)	11,443	11,576	11,558	10,761
Derivative liabilities (e)	1,330	1,330	1,012	1,012

 Valuation Methods and Assumptions
(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined through the use of models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review the valuations derived from the models for reasonableness to ensure they are consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of the loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount was applied to certain loans using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the section entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.
The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, which were consolidated as of January 1, 2010 in accordance with new consolidation accounting guidance, as well as loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans held for sale, both of which are outside the trusts. The fair value of loans held for sale were identical to their carrying amounts. All of these loans were excluded from the table above as follows: loans at carrying value, net of allowance, of $3.3 billion ($2.4 billion fair value) and $3.4 billion ($2.5 billion fair value) at September 30, 2010 and December 31, 2009, respectively; loans held for sale of $15 million and $434 million at September 30, 2010 and December 31, 2009, respectively; and loans at fair value of $3.2 billion at September 30, 2010. As discussed above, loans at fair value were not consolidated until January 1, 2010. Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $3.1 billion at fair value have also been excluded from the above table at September 30, 2010. Additional information regarding the consolidation of the education lending securitization trusts is provided in Note 16 (“Discontinued Operations”).
Residential real estate mortgage loans with carrying amounts of $1.9 billion at September 30, 2010 and $1.8 billion at December 31, 2009 are included in “Loans, net of allowance” in the above table.

For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.
We use valuation methods based on exit market prices in accordance with the applicable accounting guidance for fair value measurements. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During the third quarter of 2010, the fair values of our loan portfolios improved primarily due to the continuing improvement in liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change significantly. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

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

	Three months ended		Nine months ended
	September 30,		September 30,

in millions	2010	2009	2010	2009

Net interest income	$40	$26	$119	$74

Provision for loan losses	18	42	56	97

Net interest income (expense) after provision for loan losses	22	(16)	63	(23)

Noninterest income	15	2	(41)	18

Noninterest expense	11	15	36	45

Income (loss) before income taxes	26	(29)	(14)	(50)

Income taxes	10	(11)	(5)	(19)

Income (loss) from discontinued operations, net of taxes (a)	$16	$(18)	$(9)	$(31)

(a)	Includes after-tax charges of $15 million and $12 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $45 million and $47 million for the nine-month periods ended September 30, 2010 and 2009, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.
The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

	September 30,	December 31,	September 30,
in millions	2010	2009	2009

Securities available for sale	—	$182	$176

Loans at fair value	$3,247	—	—

Loans, net of unearned income of $1, $1 and $1	3,389	3,523	3,571

Less: Allowance for loan losses	123	157	164

Net loans	6,513	3,366	3,407

Loans held for sale	15	434	341

Accrued income and other assets	189	192	224

Total assets	$6,717	$4,174	$4,148

Noninterest-bearing deposits	—	$119	$108

Derivative liabilities	—	—	—

Accrued expense and other liabilities	$43	4	7

Securities at fair value	3,079	—	—

Total liabilities	$3,122	$123	$115

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
The assets held by these trusts can only be used to settle the obligations or securities issued by the trusts. We cannot sell the assets or transfer the liabilities of the consolidated trusts. The loans in the consolidated trusts are comprised of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to us. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $169 million as of September 30, 2010. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.
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
At September 30, 2010, the primary economic assumptions used to measure the fair value of the assets and liabilities of the trusts are shown in the following table. The fair value of the assets and liabilities of the trusts is determined by present valuing the future expected cash flows which are affected by the following assumptions. We rely on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts due to the lack of observable market data.

September 30, 2010
dollars in millions

Weighted-average life (years)	1.4 - 5.9

PREPAYMENT SPEED ASSUMPTIONS (ANNUAL RATE)	4.00% - 26.00%

EXPECTED CREDIT LOSSES	2.00% - 80.00%

LOAN DISCOUNT RATES (ANNUAL RATE)	3.11% - 7.8%

SECURITY DISCOUNT RATES (ANNUAL RATE)	2.76% - 7.77%

EXPECTED DEFAULTS (STATIC RATE)	3.75% - 40.00%

The following table shows the consolidated trusts’ assets and liabilities at fair value and their related contractual values as of September 30, 2010. Loans held by the trusts with unpaid principal balances of $47 million were 90 days or more past due and $33 million were in nonaccrual status, or $43 million and $30 million on a fair value basis, respectively, at September 30, 2010.

September 30, 2010	Contractual	Fair
in millions	Amount	Value

ASSETS
Loans	$3,507	$3,247
Other Assets	44	44

LIABILITIES
Securities	$3,617	$3,079
Other Liabilities	43	43

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value on a recurring basis.

September 30, 2010

in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS

Loans	—	—	$3,247	$3,247

Other assets	—	—	44	44

Total assets on a recurring basis at fair value	—	—	$3,291	$3,291

LIABILITIES MEASURED ON A RECURRING BASIS

Securities	—	—	$3,079	$3,079

Other liabilities	—	—	43	43

Total liabilities on a recurring basis at fair value	—	—	$3,122	$3,122

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts for the nine-month period ended September 30, 2010.

	Trust
	Student	Other	Trust	Other
in millions	Loans	Assets	Securities	Liabilities

Balance at January 1, 2010	$2,639	$47	$2,521	$2

Gains/Losses recognized in Earnings (a)	901	—	949	—

Purchases, sales, issuances and settlements	(293)	(3)	(391)	41

Balance at September 30, 2010	$3,247	$44	$3,079	$43

(a)	Gains/Losses on the Trust Student Loans and Trust Securities were driven primarily by fair value adjustments.
Austin Capital Management, Ltd. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of this decision, we have accounted for this business as a discontinued operation.
The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for this business are as follows:

	Three months ended		Nine months ended

	September 30,		September 30,

in millions	2010	2009	2010	2009

Noninterest income	—	$5	$4	$19

Intangible assets impairment	—	—	—	27

Other noninterest expense	$1	2	5	7

Income (loss) before income taxes	(1)	3	(1)	(15)

Income taxes	—	1	—	(5)

Income (loss) from discontinued operations, net of taxes	$(1)	$2	$(1)	$(10)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

	September 30,	December 31,	September 30,

in millions	2010	2009	2009

Cash and due from banks	$32	$23	$19

Other intangible assets	1	1	1

Accrued income and other assets	—	10	10

Total assets	$33	$34	$30

Accrued expense and other liabilities	$1	$1	$6

Total liabilities	$1	$1	$6

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2010	2009	2010	2009

Net interest income	$40	$26	$119	$74
Provision for loan losses	18	42	56	97

Net interest income (expense) after provision for loan losses	22	(16)	63	(23)
Noninterest income	15	7	(37)	37
Intangible assets impairment	—	—	—	27
Noninterest expense	12	17	41	52

Income (loss) before income taxes	25	(26)	(15)	(65)
Income taxes	10	(10)	(5)	(24)

Income (loss) from discontinued operations, net of taxes (a)	$15	$(16)	$(10)	$(41)

(a)	Includes after-tax charges of $15 million and $12 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $45 million and $47 million for the nine-month periods ended September 30, 2010 and 2009, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.
The combined assets and liabilities of the discontinued operations are as follows:

	September 30,	December 31,	September 30,
in millions	2010	2009	2009

Cash and due from banks	$32	$23	$19
Securities available for sale	—	182	176
Loans at fair value	3,247	—	—
Loans, net of unearned income of $1, $1 and $1	3,389	3,523	3,571
Less: Allowance for loan losses	123	157	164

Net loans	6,513	3,366	3,407
Loans held for sale	15	434	341
Other intangible assets	1	1	1
Accrued income and other assets	189	202	234

Total assets	$6,750	$4,208	$4,178

Noninterest-bearing deposits	—	$119	$108
Derivative liabilities	—	—	—
Accrued expense and other liabilities	$44	5	13
Securities at fair value	3,079	—	—

Total liabilities	$3,123	$124	$121

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of September 30, 2010 and 2009, and the related consolidated statements of income, changes in equity and cash flows for the three- and nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of Key’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2009, and the related consolidated statements of income, changes in equity and cash flows for the year then ended not presented herein, and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Cleveland, Ohio
November 4, 2010

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year to date periods ended September 30, 2010 and 2009. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.
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

Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:

♦	indications of an improving economy may prove to be premature;

♦	the Dodd-Frank Act will likely subject us to a variety of new and more stringent legal and regulatory requirements;

♦	changes in local, regional and international business, economic or political conditions in the regions that we operate or have significant assets;

♦	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

♦	our ability to effectively deal with an economic slowdown or other economic or market difficulty;

♦	adverse changes in credit quality trends;

♦	our ability to determine accurate values of certain assets and liabilities;

♦	credit ratings assigned to KeyCorp and KeyBank;

♦	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

♦	changes in investor sentiment, consumer spending or saving behavior;

♦	our ability to manage liquidity;

♦	our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

♦	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

♦	changes in foreign exchange rates;

♦	limitations on our ability to return capital to shareholders and potential dilution of our Common Shares as a result of the U.S. Treasury’s investment under the terms of the CPP;

♦	adequacy of our risk management program;

♦	increased competitive pressure due to consolidation;

♦	other new or heightened legal standards and regulatory requirements, practices or expectations;

♦	our ability to timely and effectively implement our strategic initiatives;

♦	increases in FDIC premiums and fees;

♦	unanticipated adverse affects of acquisitions and dispositions of assets, business units or affiliates;

♦	our ability to attract and/or retain talented executives and employees;

♦	operational or risk management failures due to technological or other factors;

♦	changes in accounting principles or in tax laws, rules and regulations;

♦	adverse judicial proceedings;

♦	occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate; and

♦	other risks and uncertainties summarized in Part 1, Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1 A: Risk Factors in our quarterly reports for the periods ended March 31, 2010 and June 30, 2010 as well as this quarterly report.
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
Long-term goals
Our long-term financial goals are as follows:

♦	Continue to achieve a loan to core deposit ratio range of 90% to 100%.

♦	Return to a moderate risk profile by targeting a net charge-off ratio range of 40 to 50 basis points.

♦	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50% and maintain noninterest income to total revenue of greater than 40%.

♦	Create positive operating leverage and complete Keyvolution run-rate savings goal of $300 million to $375 million by the end of 2012.

♦	Achieve a return on average assets in the range of 1.00% to 1.25%.
Figure 1 shows the evaluation of our long-term goals for the third quarter of 2010.
Figure 1. Quarterly evaluation of our goals

Goal	Key Metrics(a)	3Q10	Targets	Action Plans
Core funded	Loan to deposit ratio (b) (c)	92%	90-100%	▪ Improve risk profile of loan portfolio ▪ Improve mix and grow deposit base
Returning to a moderate risk profile	NCOs to average loans	2.69%	40 - 50 bps	▪ Focus on relationship clients ▪ Exit noncore portfolios ▪ Limit concentrations ▪ Focus on risk-adjusted returns
Growing high quality, diverse revenue streams	Net Interest Margin	3.35%	>3.50%	▪ Improve funding mix ▪ Focus on risk-adjusted returns
	Noninterest income/ total revenue	42.9%	>40%	▪ Leverage Key’s total client solutions and cross-selling capabilities
Creating positive operating leverage	Keyvolution cost savings	$224 million implemented	$300-$375 million	▪ Improve efficiency and effectiveness ▪ Leverage technology ▪ Change cost base to more variable from fixed
Executing our strategies	Return on average assets	.93%	1.00-1.25%	▪ Execute our client insight-driven relationship model ▪ Improved funding mix with lower cost core deposits ▪ Keyvolution savings

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Loans and loans held for sale (excluding securitized loans) to deposits (excluding foreign branches).

(c)	Calculated from consolidated operations.

Strategic developments
We initiated the following actions during 2009 and 2010 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 16 of our 2009 Annual Report to Shareholders.

♦	Our positive earnings for the last two quarters resulted in a return to profitability for our year-to-date results. This was due to higher pre-provision net revenue and a lower provision for loan losses. The growth in pre-provision net revenue was the result of a higher net interest margin, well-controlled expenses and improvements in several fee-based businesses.

♦	Our improved asset quality metrics, across the majority of our loan portfolios, are the result of lowering our risk profiles and proactively addressing credit quality issues.

♦	Our balance sheet continues to reflect strong capital, liquidity and reserve levels. In August, 2010, we issued $750 million of senior 5-year senior unsecured debt at the holding company.

♦	We established several long-term benchmark metrics for measuring our progress; they are identified in Figure 1.

♦	During the first nine months of 2010, we opened 34 new branches, and we expect to open an additional five branches during the remainder of 2010. During 2009, we opened 38 new branches in eight markets, and we have completed renovations on 192 branches over the past two and a half years. We expect to open 35-40 new branches in 2011 as part of our long-term plan to modernize and strengthen our market presence in select markets.

♦	During 2009, we settled all outstanding federal income tax issues with the IRS for the tax years 1997-2006, including all outstanding leveraged lease tax issues for all open tax years.

♦	During the third quarter of 2009, we decided to exit the government-guaranteed education lending business, following earlier actions taken in the third quarter of 2008 to cease private student lending. As a result of this decision, we have accounted for the education lending business as a discontinued operation. Additionally, we ceased conducting business in both the commercial vehicle and office equipment leasing markets.

♦	During the second quarter of 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of this decision, we have accounted for this business as a discontinued operation.
Economic overview
During the third quarter of 2010, a renewed slowing of the U.S. economy ignited fears of a prolonged recovery or double-dip recession. With the strength of the economy in question, employers continued to be reluctant to add workers. U.S. payrolls decreased by 218,000 during the third quarter of 2010 compared to a 570,000 increase in the second quarter of 2010; however, the third quarter of 2010 decline was due to the termination of temporary government census workers hired during the second quarter. Private payrolls did increase, but at a slower pace than the second quarter, increasing by 274,000 compared to 353,000 the prior quarter. During 2010, the U.S. has gained 613,000 net jobs, and, therefore, is just beginning to offset the significant declines experienced over the prior two years, when over 8 million Americans lost their jobs. The average unemployment rate for the third quarter of 2010 declined to 9.6% from the second quarter average of 9.7%. This compares to a 9.3% average rate for all of 2009 and a 10 year average rate of 5.9%.
Even with mortgage rates at historically low levels and home affordability high, activity slowed in the housing market during the third quarter after the second quarter’s expiration of the homebuyer tax credit, which was offered as part of “The Worker, Homeownership and Business Assistance Act of 2009.” In September 2010, existing home sales decreased by 14% from June 2010. Weak demand and a rising pace of foreclosures served to weigh on home values as prices for existing homes over the same period declined by 6%. Foreclosures rose 11% over the third quarter. New home sales declined 1% in September 2010 from June 2010, while prices increased 2% over the same period. . Homebuilding activity saw moderate improvement as housing starts increased 13% in September 2010 from the year’s lows reached in June 2010, but still remain at very depressed levels.
Even as U.S. consumers continued to be constrained with high unemployment, consumer spending moderately increased in the third quarter of 2010. The average monthly rate of consumer spending increased 0.4% for the third quarter of 2010 compared to an average monthly increase of 0.3% in the first two quarters of 2010. Measures of inflation continued to remain low as prices for consumer goods and services increased a modest 1.1% in September 2010 from September 2009, compared to an annual increase of 1.1% in June 2010 and a 2.7% increase for all of 2009.

The Federal Reserve expressed concerns that the current low levels of inflation were running below long-term targets for price stability and suggested further monetary policy action may be needed to address the issue. They held the federal funds target rate near zero during the quarter while maintaining its stance that rates would remain at exceptionally low levels for an extended period. The Federal Reserve also announced the planned reinvestment of principal payments from its agency debt and mortgage-backed securities portfolio into longer-term Treasuries. The possibility of additional quantitative easing by the Federal Reserve sent the benchmark two-year Treasury yield down to all time record low levels, falling 0.18% from 0.61% at June 30, 2010, to 0.43% at September 30, 2010. The ten-year Treasury yield, which began the quarter at 2.93%, declined 0.42% to close the quarter at 2.51%. As distress from the second quarter’s European sovereign debt crisis subsided during the third quarter of 2010, the related concerns over the creditworthiness of financial institutions diminished. This resulted in a decrease in short-term interbank lending rates by as much as 0.25% and a narrowing of credit spreads for financial institutions debt obligations.
Regulatory Reform Developments
On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures and better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of systemically important financial companies (including nonbank financial companies). The Dodd-Frank Act implements numerous and far-reaching changes across the financial landscape affecting financial companies, including banks and bank holding companies such as Key. For a review of the various changes that the Dodd-Frank Act implements, see page 64 of our quarterly report for the period ended June 30, 2010. The rulemakings required by the various regulatory agencies are still in the process of being implemented.
Interchange Fees
Many of the provisions of the Dodd-Frank Act will require additional studies and new regulations to be completed before they take effect. One area that has received considerable discussion is the potential impact on interchange revenues. In total, on an annualized basis, Key derives approximately $75 million in revenue from debit interchange. Until the regulations are proposed and ultimately finalized, we will not know the impact on this revenue stream.
Regulation E pursuant to the Electronic Fund Transfer Act of 1978
During the third quarter of 2010, the Federal Reserve’s final rules regarding Regulation E became effective. Regulation E is designed to protect consumers by prohibiting unfair practices and improving disclosures to consumers. Regulation E became effective July 1, 2010, for new clients and on August 15, 2010, for existing clients. Regulation E, among other items, prohibits financial institutions from charging overdraft fees to a client without receiving consent from the client to “opt-in” to the financial institutions overdraft services for ATM and everyday debit card transactions.
Based on the number of clients whom have opted-in, we anticipate these rules to reduce our deposit service charge income by approximately $40 million annually. The decline experienced in our deposit service charge income during the third quarter of 2010 is consistent with our expectations. However, this amount is subject to change as additional clients make their overdraft decisions.
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
We are somewhat encouraged by the stabilization we are seeing in our middle market commercial and industrial portfolio, specifically in our Great Lakes and Northeast Regions. Businesses are beginning to make investments to upgrade their production capabilities and are thinking about acquiring other companies. In addition, we have experienced growth of our core leasing portfolio as clients have upgraded their technology and equipment investments. However, we do not anticipate the activity in our commercial and industrial, and core leasing portfolios will be sufficient enough to offset continued pay-downs in our remaining books of business over the next several quarters.
Figure 2 shows the geographic diversity of our Community Banking group’s average core deposits, commercial loans and home equity loans.

Figure 2. Community Banking Geographic Diversity

	Geographic Region
	Rocky
Three months ended September 30, 2010	Mountains and
dollars in millions	Northwest	Great Lakes	Northeast	Nonregion(a)	Total

Average deposits	$15,959	$15,659	$14,531	$2,554	$48,703
Percent of total	32.8%	32.2%	29.8%	5.2%	100.0%

Average commercial loans	$5,743	$3,403	$2,623	$2,406	$14,175
Percent of total	40.5%	24.0%	18.5%	17.0%	100.0%

Average home equity loans	$4,368	$2,746	$2,529	$66	$9,709
Percent of total	45.0%	28.3%	26.0%	0.7%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Community Banking regions.
The National Banking group includes those corporate business units that operate nationally, within and beyond our 14-state branch network, as well as internationally. The specific products and services offered by the Community and National Banking groups are described in Note 3.
We saw market liquidity strengthen in the latter half of the third quarter of 2010. We used this as an opportunity to continue to move our nonperforming assets. We were also encouraged by the fact we were able to move these assets close to their carrying value recorded on our books.
Figure 17, which appears later in this report in the “Loans and loans held for sale” section, shows the diversity of our commercial real estate lending business based on industry type and location. As previously reported, we have ceased all new lending to homebuilders and, since December 31, 2007, we have reduced outstanding balances in the residential properties segment of the commercial real estate construction loan portfolio by $2.9 billion, or 82%, to $643 million. Additional information about loan sales is included in the “Credit risk management” section.
Since the beginning of the financial crisis, results for the National Banking group have also been affected adversely by increasing credit costs and volatility in the capital markets, which have led to declines in the market values of assets under management and the market values at which we record certain assets (primarily commercial real estate loans and securities held for sale or trading).
During the third quarter of 2009, we recorded an after-tax write-off of other intangible assets in the amount of $28 million related to our leasing operation. During the first quarter of 2009, we determined that the estimated fair value of the National Banking reporting unit was less than the carrying amount. As a result, we recorded an after-tax noncash accounting charge of $164 million, which excludes an after-tax charge of $23 million related to the discontinued operations of Austin. As a result of this charge and a similar after-tax charge of $420 million recorded during the fourth quarter of 2008, we have written off all of the goodwill that had been assigned to our National Banking reporting unit.
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
We rely heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 19 through 21 of our 2009 Annual Report to Shareholders.
At September 30, 2010, $25.2 billion, or 27%, of our total assets were measured at fair value on a recurring basis. Approximately 96% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At September

30, 2010, $2.7 billion, or 3%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.
At September 30, 2010, $393 million, or .4%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 9% of these assets were classified as Level 1 or Level 2. At September 30, 2010, there were no liabilities measured at fair value on a nonrecurring basis.
In addition, with the consolidation of the education lending securitization trusts on January 1, 2010, assets and liabilities at fair value of $3.3 billion and $3.1 billion, respectively, were included on the balance sheet at September 30, 2010, in the discontinued assets and liabilities line items.
During the first nine months of 2010, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.
Highlights of Our Performance
Financial performance
For the third quarter of 2010, we announced net income from continuing operations attributable to Key common shareholders of $163 million, or $.19 per common share. These results compare to a net loss from continuing operations attributable to Key common shareholders of $422 million, or $.50 per common share, for the third quarter of 2009. Third quarter net income attributable to Key common shareholders was $178 million compared to a net loss attributable to Key common shareholders of $438 million for the third quarter of 2009. Net income attributable to Key common shareholders for the nine-month period ended September 30, 2010 was $111 million compared to a net loss attributable to Key common shareholders of $1.364 billion for the same period one year ago.
The third quarter earnings improvement resulted from improved pre-provision net revenue and a lower provision for loan losses when compared to the second quarter of 2010. Credit quality also continued to improve across the majority of the loan portfolios in both Community Banking and National Banking.
For the first nine months of 2010, the net income from continuing operations attributable to Key common shares was $121 million, or $.14 per common share, compared to a net loss from continuing operations of $1.323 billion, or $2.07 per common share, for the same period last year.
The net interest margin was 3.35% for the third quarter of 2010. This was an increase of 18 basis points from the second quarter of 2010 and an increase of 55 basis points from the year-ago quarter. The increase from the second quarter of 2010 was due to the re-pricing of maturing certificates of deposit in the third quarter. Given the current mix of assets and liabilities and the existing shape of the yield curve, we expect the fourth quarter of 2010 net interest margin in the 3.30% range as we continue to experience inflows of transaction and money market deposits that we are re-deploying into a higher volume of lower yielding investments.
Net charge-offs in the third quarter of 2010 were $357 million, a decline of $230 million from the third quarter of 2009. During the same period, commercial loan net charge-offs decreased by $218 million, primarily driven by lower charge-offs from the commercial real estate construction portfolio. We also experienced improvement across all of our consumer portfolios in the third quarter. During the third quarter, nonperforming loans decreased by $331 million, from $1.7 billion at June 30, 2010 to $1.4 billion at September 30, 2010 and were down $918 million from their peak at September 30, 2009. This decrease was primarily attributable to continued stabilization in the commercial loan portfolio.
Our Tier 1 common equity and Tier 1 risk-based capital ratios at September 30, 2010, remain strong at 8.61% and 14.30%, respectively, compared to 7.64% and 12.61%, respectively, at September 30, 2009.
Our allowance for loan losses decreased to $2 billion from $2.5 billion one year-ago. At September 30, 2010, our allowance represented 3.81% of total loans and 142.6% of nonperforming loans compared to 4.00% and 108.5%, respectively at September 30, 2009. One of our primary areas of focus has been to reduce our exposure to the higher risk segments of our commercial real estate portfolio. Further information pertaining to our progress in reducing our commercial real estate exposure and our exit loan portfolio is presented in the section entitled “Credit risk management.”
We made significant progress strengthening our liquidity and funding positions in the midst of weak loan demand and a soft economy. Our consolidated loan to deposit ratio was 92% at September 30, 2010, compared to 101% at September 30, 2009. This improvement was accomplished by reducing our reliance on wholesale funding, exiting nonrelationship businesses and increasing the portion of our earning assets invested in highly liquid securities. During the first nine months of 2010, we originated approximately $21 billion in new or renewed lending commitments.

During the first nine months of 2010, we continued our investment in our Community Banking 14-state branch network by opening 34 new branches, with an additional five branches slated to be opened during the remainder of 2010. In addition, we also continue with our plans to further modernize our existing branches. Our online account application features were ranked second among the 16 largest U.S. banks in Corporate Insight’s September 2010 edition of Bank Monitor, a leading rating service for the online space. We had previously been recognized by Bank Monitor for our capabilities in the areas of online application, account information, and alerts. The investment in new and modernized branches, coupled with the enhancements to online banking, reflect our relationship strategy and efforts to provide clients with a breadth of options that meet their specific banking needs. We are positioning our branch and online capabilities to enhance growth as the economy turns. These investments enable our customers to utilize the full breadth of solutions, expertise, products and services we have to offer.
We continue to improve the efficiency and effectiveness of our organization. Over the past two years, we have reduced our staff by more than 2,400 average full-time equivalent employees and implemented ongoing initiatives that will better align our cost structure with our relationship-focused business strategies. We want to ensure that we have effective business models that are sustainable and flexible.
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
Figure 3. Results of Operations

	Three months ended			Nine months ended
in millions, except per share amounts	9-30-10	6-30-10	9-30-09	9-30-10	9-30-09

Summary of operations
Income (loss) from continuing operations attributable to Key	$204	$97	$(381)	$244	$(1,070)
Income (loss) from discontinued operations, net of taxes (a)	15	(27)	(16)	(10)	(41)

Net income (loss) attributable to Key	$219	$70	$(397)	$234	$(1,111)

Income (loss) from continuing operations attributable to Key	$204	$97	$(381)	$244	$(1,070)
Less: Dividends on Series A Preferred Stock	6	6	7	17	34
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	—	—	—	114
Cash dividends on Series B Preferred Stock	31	31	31	94	94
Amortization of discount on Series B Preferred Stock	4	4	3	12	11

Income (loss) from continuing operations attributable to Key common shareholders	163	56	(422)	121	(1,323)
Income (loss) from discontinued operations, net of taxes (a)	15	(27)	(16)	(10)	(41)

Net income (loss) attributable to Key common shareholders	$178	$29	$(438)	$111	$(1,364)

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.19	$.06	$(.50)	$.14	$(2.07)
Income (loss) from discontinued operations, net of taxes (a)	.02	(.03)	(.02)	(.01)	(.06)

Net income (loss) attributable to Key common shareholders (b)	$.20	$.03	$(.52)	$.13	$(2.14)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the nine-month period ended September 30, 2010, was primarily attributable to fair value adjustments related to the education lending securitization trusts. Included in the loss from discontinued operations for the nine-month period ended September 30, 2009, is a charge for intangible assets impairment related to Austin.

(b)	Earnings per share may not foot due to rounding.

Figure 4. Selected Financial Data

							Nine months ended
	2010			2009			September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth		Third	2010	2009

FOR THE PERIOD
Interest income	$844	$861	$892	$933		$940	$2,597	$2,862
Interest expense	204	244	267	303		348	715	1,112
Net interest income	640	617	625	630		592	1,882	1,750
Provision for loan losses	94	228	413	756		733	735	2,403
Noninterest income	486	492	450	469		382	1,428	1,566
Noninterest expense	736	769	785	871		901	2,290	2,683
Income (loss) from continuing operations before income taxes	296	112	(123)	(528)		(660)	285	(1,770)
Income (loss) from continuing operations attributable to Key	204	97	(57)	(217)		(381)	244	(1,070)
Income (loss) from discontinued operations, net of taxes(a)	15	(27)	2	(7)		(16)	(10)	(41)
Net income (loss) attributable to Key	219	70	(55)	(224)		(397)	234	(1,111)
Income (loss) from continuing operations attributable to Key common shareholders	163	56	(98)	(258)		(422)	121	(1,323)
Income (loss) from discontinued operations, net of taxes(a)	15	(27)	2	(7)		(16)	(10)	(41)
Net income (loss) attributable to Key common shareholders	178	29	(96)	(265)		(438)	111	(1,364)

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.19	$.06	$(.11)	$(.30)		$(.50)	$.14	$(2.07)
Income (loss) from discontinued operations, net of taxes(a)	.02	(.03)	—	(.01)		(.02)	(.01)	(.06)
Net income (loss) attributable to Key common shareholders	.20	.03	(.11)	(.30)		(.52)	.13	(2.14)

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.19	$.06	$(.11)	$(.30)		$(.50)	$.14	$(2.07)
Income (loss) from discontinued operations, net of taxes — assuming dilution(a)	.02	(.03)	—	(.01)		(.02)	(.01)	(.06)
Net income (loss) attributable to Key common shareholders — assuming dilution	.20	.03	(.11)	(.30)		(.52)	.13	(2.14)
Cash dividends paid	.01	.01	.01	.01		.01	.03	.0825
Book value at period end	9.54	9.19	9.01	9.04		9.39	9.54	9.39
Tangible book value at period end	8.46	8.10	7.91	7.94		8.29	8.46	8.29
Market price:
High	8.91	9.84	8.19	6.85		7.07	9.84	9.82
Low	7.13	7.17	5.55	5.29		4.40	5.55	4.40
Close	7.96	7.69	7.75	5.55		6.50	7.96	6.50
Weighted-average common shares outstanding (000)	874,433	874,664	874,386	873,268		839,906	874,495	637,805
Weighted-average common shares and potential common shares outstanding (000)	874,433	874,664	874,386	873,268		839,906	874,495	637,805

AT PERIOD END
Loans	$51,354	$53,334	$55,913	$58,770		$62,193	$51,354	$62,193
Earning assets	77,681	78,238	79,948	80,318		84,173	77,681	84,173
Total assets	94,043	94,167	95,303	93,287		96,989	94,043	96,989
Deposits	61,418	62,375	65,149	65,571		67,259	61,418	67,259
Long-term debt	11,443	10,451	11,177	11,558		12,865	11,443	12,865
Key common shareholders’ equity	8,401	8,091	7,916	7,942		8,253	8,401	8,253
Key shareholders’ equity	11,134	10,820	10,641	10,663		10,970	11,134	10,970

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.93%	.44%	(.26)%	(.94	) %	(1.62)%	.37%	(1.49)%
Return on average common equity	7.82	2.84	(4.95)	(12.60)		(20.30)	2.00	(21.31)
Net interest margin (TE)	3.35	3.17	3.19	3.04		2.80	3.24	2.77

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS

Return on average total assets	.93%	.30%	(.23)%	(.93	) %	(1.62)%	.33%	(1.48)%
Return on average common equity	8.54	1.47	(4.85)	(12.94)		(21.07)	1.84	(22.03)
Net interest margin (TE)	3.26	3.12	3.13	3.00		2.79	3.15	2.74
Loan to Deposit	91.80	93.43	93.44	97.87		100.90	91.80	100.90

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.84%	11.49%	11.17%	11.43%		11.31%	11.84%	11.31%
Tangible Key shareholders’ equity to tangible assets	10.93	10.58	10.26	10.50		10.41	10.93	10.41
Tangible common equity to tangible assets	8.00	7.65	7.37	7.56		7.58	8.00	7.58
Tier 1 common equity	8.61	8.07	7.51	7.50		7.64	8.61	7.64
Tier 1 risk-based capital	14.30	13.62	12.92	12.75		12.61	14.30	12.61
Total risk-based capital	18.22	17.80	17.07	16.95		16.65	18.22	16.65
Leverage	12.53	12.09	11.60	11.72		12.07	12.53	12.07

TRUST AND BROKERAGE ASSETS
Assets under management	$59,718	$58,862	$66,186	$66,939		$66,145	$59,718	$66,145
Nonmanaged and brokerage assets	26,913	27,189	27,809	27,190		25,883	26,913	25,883

OTHER DATA
Average full-time-equivalent employees	15,584	15,665	15,772	15,973		16,436	15,673	16,943
Branches	1,029	1,019	1,014	1,007		1,003	1,029	1,003

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers.

Figure 5 presents certain financial measures related to “tangible common equity” and “Tier 1 common equity.” The tangible common equity ratio has been a focus of some investors. We believe this ratio may assist investors in analyzing our capital position without regard to the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since the SCAP in early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 capital known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 capital, this focus on Tier 1 common equity is consistent with existing capital adequacy guidelines. The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities (excluding TARP CPP preferred stock issued to the United States or its agencies or instrumentalities before October 4, 2010) being treated as Tier 1 eligible capital. This three year phase-out period, which commences January 1, 2013, will ultimately result in our capital securities being treated only as Tier 2 capital.
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
The table also shows the computation for pre-provision net revenue, which is not formally defined by GAAP. Management believes that eliminating the effects of provision for loan losses facilitates the analysis of results by presenting them on a more comparable basis.
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 5. GAAP to Non-GAAP Reconciliations

	Three months ended
	9-30-10	6-30-10	9-30-09
Tangible common equity to tangible assets at period end

Key shareholders’ equity (GAAP)	$11,134	$10,820	$10,970

Less: Intangible assets	956	959	971

Preferred Stock, Series B	2,442	2,438	2,426

Preferred Stock, Series A	291	291	291

Tangible common equity (non-GAAP)	$7,445	$7,132	$7,282

Total assets (GAAP)	$94,043	$94,167	$96,989

Less: Intangible assets	956	959	971

Tangible assets (non-GAAP)	$93,087	$93,208	$96,018

Tangible common equity to tangible assets ratio (non-GAAP)	8.00%	7.65%	7.58%

Tier 1 common equity at period end

Key shareholders’ equity (GAAP)	$11,134	$10,820	$10,970

Qualifying capital securities	1,791	1,791	1,790

Less: Goodwill	917	917	917

Accumulated other comprehensive income (loss) (a)	247	126	11

Other assets (b)	383	469	406

Total Tier 1 capital (regulatory)	11,378	11,099	11,426

Less: Qualifying capital securities	1,791	1,791	1,790

Preferred Stock, Series B	2,442	2,438	2,426

Preferred Stock, Series A	291	291	291

Total Tier 1 common equity (non-GAAP)	$6,854	$6,579	$6,919

Net risk-weighted assets (regulatory) (b)	$79,572	$81,498	$90,587

Tier 1 common equity ratio (non-GAAP)	8.61%	8.07%	7.64%

Pre-provision net revenue

Net interest income (GAAP)	$640	$617	$592

Plus: Taxable-equivalent adjustment	7	6	7

Noninterest income	486	492	382

Less: Noninterest expense	736	769	901

Pre-provision net revenue from continuing operations (non-GAAP)	$397	$346	$80

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed deferred tax assets of $272 million at September 30, 2010, $354 million at June 30, 2010, and $285 million at September 30, 2009, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments.

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
Figure 6 summarizes the contribution made by each major business group to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month and nine-month periods ended September 30, 2010 and 2009.
Figure 6. Major Business Groups – Taxable-Equivalent Revenue from Continuing Operations and
Income (Loss) from Continuing Operations Attributable to Key

	Three months ended				Nine months ended
	September 30, 2010		Change		September 30, 2010		Change

dollars in millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)

Community Banking	$601	$630	$(29)	(4.6)%	$1,808	$1,869	$(61)	(3.3)%

National Banking	430	381	49	12.9	1,214	1,246	(32)	(2.6)

Other Segments(a)	103	(23)	126	N/M	285	129	156	120.9

Total Segments	1,134	988	146	14.8	3,307	3,244	63	1.9

Reconciling Items(b)	(1)	(7)	6	85.7	23	91	(68)	(74.7)

Total	$1,133	$981	$152	15.5%	$3,330	$3,335	$(5)	(.1)%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY

Community Banking	$57	—	$57	N/M	$100	$(16)	$116	N/M

National Banking	130	$(236)	366	N/M	132	(845)	977	N/M

Other Segments(a)	19	(150)	169	N/M	(1)	(302)	301	N/M

Total Segments	206	(386)	592	N/M	231	(1,163)	1,394	N/M

Reconciling Items(b)	(2)	5	(7)	N/M	13	93	(80)	(86.0)%

Total	$204	$(381)	$585	N/M	$244	$(1,070)	$1,314	N/M

(a)	National Banking’s results for the third quarter of 2009 include a $45 million ($28 million after-tax) write-off of intangible assets, other than goodwill, resulting from Key’s decision to cease lending in certain equipment leasing markets.

(b)	Other Segments’ results for the third quarter of 2009 include a $17 million ($11 million after-tax) loss related to the exchange of Key common shares for capital securities.
Community Banking summary of operations
As shown in Figure 7, Community Banking recorded net income attributable to Key of $57 million for the third quarter of 2010, compared to net income attributable to Key of less than $1 million for the year-ago quarter. Decreases in the provision for loan losses and noninterest expense contributed to the improvement in the third quarter of 2010.
Taxable-equivalent net interest income declined by $31 million, or 7%, from the third quarter of 2009, due to declines in average earning assets and average deposits. Average earning assets decreased $2 billion, or 8%, from the year-ago quarter, reflecting reductions in the commercial loan and home equity loan portfolios. Average deposits declined by $4 billion, or 8%. The mix of deposits continues to change from the year-ago quarter as higher-costing certificates of deposit originated in prior years mature, partially offset by growth in noninterest-bearing deposits and NOW accounts.
Noninterest income increased by $2 million, or 1%, from the year-ago quarter, due to higher income from trust and investment services, electronic banking fees, and a reduction in the provision for credit losses from client derivatives. The increase in trust and investment services income reflects increased performance in the Key Private Bank, as well as growth in Key’s branch-based investment services. These factors were partially offset by the anticipated lower service charges on deposits from the implementation of Regulation E.

The provision for loan losses declined by $85 million, or 53%, compared to the third quarter of 2009 due to improving economic conditions from one year ago.
Noninterest expense declined by $30 million, or 6%, from the year-ago quarter. The decrease was driven by reductions in FDIC deposit insurance premiums of $9 million from the third quarter of 2009, a credit of $5 million recorded to the provision for losses on lending-related commitments compared to a charge of $7 million recorded in the third quarter of 2009, and a reduction in corporate allocated costs. These improvements were partially offset by increases in personnel expense and professional fees.
Figure 7. Community Banking

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change

dollars in millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent

SUMMARY OF OPERATIONS

Net interest income (TE)	$404	$435	$(31)	(7.1)%	$1,224	$1,293	$(69)	(5.3)%

Noninterest income	197	195	2	1.0	584	576	8	1.4

Total revenue (TE)	601	630	(29)	(4.6)	1,808	1,869	(61)	(3.3)

Provision for loan losses	75	160	(85)	(53.1)	339	501	(162)	(32.3)

Noninterest expense	458	488	(30)	(6.1)%	1,372	1,445	(73)	(5.1)

Income (loss) before income taxes (TE)	68	(18)	86	N/M	97	(77)	174	N/M

Allocated income taxes and TE adjustments	11	(18)	29	N/M	(3)	(61)	58	95.1%

Net income (loss) attributable to Key	$57	—	$57	N/M	$100	$(16)	$116	N/M

AVERAGE BALANCES

Loans and leases	$26,779	$29,126	$(2,347)	(8.1)%	$27,252	$30,228	$(2,976)	(9.8)%

Total assets	30,004	31,956	(1,952)	(6.1)	30,387	33,088	(2,701)	(8.2)

Deposits	48,703	53,068	(4,365)	(8.2)	50,184	52,508	(2,324)	(4.4)

Assets under management at period end	$17,816	$17,090	$726	4.2%	$17,816	$17,090	$726	4.2%

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change

dollars in millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING

NOW and money market deposit accounts	$20,124	$17,382	$2,742	15.8%	$19,403	$17,375	$2,028	11.7%

Savings deposits	1,872	1,776	96	5.4	1,852	1,761	91	5.2

Certificates of deposits ($100,000 or more)	5,449	8,884	(3,435)	(38.7)	6,463	8,785	(2,322)	(26.4)

Other time deposits	9,596	14,705	(5,109)	(34.7)	11,123	14,775	(3,652)	(24.7)

Deposits in foreign office	368	478	(110)	(23.0)	430	579	(149)	(25.7)

Noninterest-bearing deposits	11,294	9,843	1,451	14.7	10,913	9,233	1,680	18.2

Total deposits	$48,703	$53,068	$(4,365)	(8.2)%	$50,184	$52,508	$(2,324)	(4.4)%

HOME EQUITY LOANS

Average balance	$9,709	$10,191

Weighted-average loan-to-value ratio (at date of origination)	70%	70%

Percent first lien positions	52	53

OTHER DATA

Branches	1,029	1,003

Automated teller machines	1,522	1,492

National Banking summary of operations
As shown in Figure 8, National Banking recorded net income attributable to Key of $130 million for the third quarter of 2010, compared to a net loss attributable to Key of $236 million for the same period one year ago. This improvement in the third quarter of 2010 was a result of a substantial decrease in the provision for loan losses.
Taxable-equivalent net interest income decreased by $16 million, or 7%, compared to the third quarter of 2009, primarily due to lower earning assets, partially offset by improved earning asset yields. Average earning assets decreased by $7 billion, or 27%, from the year-ago quarter.
Noninterest income increased $65 million, or 40%, from the third quarter of 2009. Investment banking and capital markets income increased $56 million, letter of credit and loan fees increased $18 million, and net gains from loan sales were $8 million, compared to net losses from loan sales of $9 million for the same period one year ago. These gains were offset by decreases in trust and investment services income of $8 million, operating lease revenue of $7 million, and various other miscellaneous income items from the third quarter of 2009.
The provision for loan losses in the third quarter of 2010 was a $25 million credit compared to a $439 million charge for the same period one year ago. National Banking continued to experience improved asset quality for the fourth quarter in a row.
Noninterest expense decreased by $76 million, or 23%, from the third quarter of 2009 as a result of a decrease in the write-off of intangible assets of $45 million and a credit of $4 million to the provision for losses on lending-related commitments compared to a charge of $20 million in the year-ago quarter. OREO expense, operating lease expense, and the provision for losses on LIHTC guaranteed funds also declined from the third quarter of 2009. These improvements were partially offset by an increase in personnel costs.
Figure 8. National Banking

	Three months ended					Nine months ended
	September 30,			Change		September 30,		Change

dollars in millions	2010	2009		Amount	Percent	2010	2009	Amount	Percent

SUMMARY OF OPERATIONS

Net interest income (TE)	$201	$217		$(16)	(7.4)%	$597	$672	$(75)	(11.2)%

Noninterest income	229	164		65	39.6	617	574	43	7.5

Total revenue (TE)	430	381		49	12.9	1,214	1,246	(32)	(2.6)

Provision for loan losses	(25)	439		(464)	N/M	235	1,444	(1,209)	(83.7)

Noninterest expense	249	325	(a)	(76)	(23.4)	774	1,051	(277)	(26.4)

Income (loss) before income taxes (TE)	206	(383)		589	N/M	205	(1,249)	1,454	N/M

Allocated income taxes and TE adjustments	76	(146)		222	N/M	73	(399)	472	N/M

Net income (loss)	130	(237)		367	N/M	132	(850)	982	N/M

Less: Net income (loss) attributable to noncontrolling interests	—	(1)		1	100.0	—	(5)	5	100.0

Net income (loss) attributable to Key	$130	$(236)		$366	N/M	$132	$(845)	$977	N/M

AVERAGE BALANCES

Loans and leases	$19,534	$26,716		$(7,182)	(26.9)%	$20,963	$28,324	$(7,361)	(26.0)%

Loans held for sale	380	368		12	3.3	334	414	(80)	(19.3)

Total assets	23,765	31,856		(8,091)	(25.4)	24,929	34,603	(9,674)	(28.0)

Deposits	11,779	13,305		(1,526)	(11.5)	12,221	12,768	(547)	(4.3)

Assets under management at period end	$41,902	$49,055		$(7,153)	(14.6)%	$41,902	$49,055	$(7,153)	(14.6)%

(a)	National Banking’s results for the third quarter of 2009 include a $45 million ($28 million after-tax) write-off of intangible assets, other than goodwill, resulting from Key’s decision to cease lending in certain equipment leasing markets.
Other Segments
Other Segments consist of Corporate Treasury, Key’s Principal Investing unit and various exit portfolios which were previously included within the National Banking segment. These exit portfolios were moved to Other Segments during the first quarter of 2010. Prior periods have been adjusted to conform with the current reporting of the financial information for each segment. Other Segments generated net income attributable to Key of $19 million for the third quarter of 2010, compared to a net loss attributable to Key of $150 million for the same period last year. These results reflect an increase in net interest income of $86 million from the third quarter of 2009 and a decrease in the provision for loan losses of $92 million.

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
Figure 9 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin is calculated by dividing annualized taxable-equivalent net interest income by average earning assets.
Taxable-equivalent net interest income for the third quarter of 2010 was $647 million, and the net interest margin was 3.35%. These results compare to taxable-equivalent net interest income of $599 million and a net interest margin of 2.80% for the third quarter of 2009. The increase in the net interest margin is primarily attributable to lower funding costs. We continue to experience an improvement in the mix of deposits by reducing the level of higher costing certificates of deposit and increasing lower costing transaction accounts. We expect this change in funding mix to continue through the fourth quarter of 2010, although at a slower pace going forward. This reduced pace will result from a lower volume of higher costing maturing certificates of deposit in the fourth quarter of 2010. Over the past year, funding costs were also reduced by maturities of long-term debt and the 2009 exchanges of capital securities for Key common shares. We also experienced improved yields on loans due to lower levels of nonperforming loans.
Compared to the second quarter of 2010, taxable-equivalent net interest income increased by $24 million, and the net interest margin expanded by 18 basis points. Most of this improvement is attributable to the repricing of certificates of deposit and an overall improved mix of deposits. Our third quarter net interest margin also benefitted from reducing amounts invested in overnight short-term investments and investing these funds in collateralized mortgage-backed securities which were issued by government-sponsored entities and GNMA, and had an average duration of 2.5-3.5 years.
Average earning assets for the third quarter of 2010 totaled $77.5 billion, which was $8.0 billion, or 9%, lower than the third quarter of 2009. This reduction reflects a $12.2 billion decrease in loans caused by soft demand for both consumer and commercial credit due to the uncertain economic environment and the run-off in our exit portfolios and net charge-offs. A $3.6 billion decrease in short-term investments is due to reducing amounts invested in overnight short-term investments. The decline in earning assets was partially offset by increases of $8.1 billion in securities available for sale due to our emphasis on building liquidity and investing excess cash flows from loan repayments.
Since January 1, 2009, the size and composition of our loan portfolios have been affected by the following actions:
♦	During the first nine months of 2010, we sold $2.0 billion in total loans, excluding $487 million of education loans that relate to our discontinued operations of the education lending business. The largest portion of loans sold, $1.0 billion, were residential real estate loans.

♦	In the fourth quarter of 2009, we transferred loans with a fair value of $82 million from held-for-sale status to the held-to-maturity portfolio as a result of current market conditions and our related plans to restructure the terms of these loans.

♦	In late September 2009, we transferred $193 million of loans ($248 million, net of $55 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in conjunction with additional actions taken to reduce our exposure in the commercial real estate and institutional portfolios through the sale of selected assets. Most of these loans were sold during October 2009.

♦	We sold $1.3 billion of commercial real estate loans during 2009. Since some of these loans have been sold with limited recourse (i.e., there is a risk that we will be held accountable for certain events or representations made in the sales agreements), we established and have maintained a loss reserve in an amount that we believe is appropriate. More information about the related recourse agreement is provided in Note 13 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

♦	In late September 2009, we decided to exit the government-guaranteed education lending business and have applied discontinued operations accounting to the education lending business for all periods presented in this report. We sold $474 million of education loans (included in “discontinued assets” on the balance sheet) during 2009.

♦	In addition to the sales of commercial real estate loans discussed above, we sold other loans totaling $1.8 billion (including $1.5 billion of residential real estate loans) during 2009.

Figure 9. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing
Operations

	Third quarter 2010				Second quarter 2010
	Average			Yield/	Average			Yield/
dollars in millions	Balance	Interest	(a)	Rate (a)	Balance	Interest	(a)	Rate (a)

ASSETS
Loans (b),(c)
Commercial, financial and agricultural	$16,948	$193		4.52%	$17,725	$209		4.74%
Real estate — commercial mortgage	9,822	122		4.94	10,354	124		4.78
Real estate — construction	3,165	37		4.58	3,773	41		4.31
Commercial lease financing	6,587	87		5.25	6,759	90		5.33

Total commercial loans	36,522	439		4.77	38,611	464		4.81
Real estate — residential mortgage	1,843	26		5.59	1,829	25		5.60
Home equity:
Community Banking	9,709	102		4.19	9,837	103		4.21
Other	732	14		7.61	773	15		7.62

Total home equity loans	10,441	116		4.43	10,610	118		4.45
Consumer other — Community Banking	1,156	33		11.20	1,145	33		11.57
Consumer other:
Marine	2,423	38		6.25	2,563	39		6.21
Other	181	4		7.95	195	4		7.80

Total consumer other	2,604	42		6.37	2,758	43		6.32

Total consumer loans	16,044	217		5.37	16,342	219		5.40

Total loans	52,566	656		4.95	54,953	683		4.99
Loans held for sale	501	4		3.48	516	5		3.50
Securities available for sale (b),(e)	20,276	170		3.43	17,285	154		3.63
Held-to-maturity securities (b)	19	1		11.05	22	—		11.46
Trading account assets	1,074	8		3.03	1,048	10		3.71
Short-term investments	1,594	1		.23	3,830	2		.23
Other investments (e)	1,426	11		3.00	1,445	13		3.11

Total earning assets	77,456	851		4.39	79,099	867		4.40
Allowance for loan losses	(2,092)				(2,356)
Accrued income and other assets	11,363				11,133
Discontinued assets — education lending business	6,762				6,389

Total assets	$93,489				$94,265

LIABILITIES
NOW and money market deposit accounts	$25,783	23		.35	25,270	24		.39
Savings deposits	1,885	—		.06	1,883	1		.06
Certificates of deposit ($100,000 or more) (f)	7,635	61		3.12	9,485	77		3.28
Other time deposits	9,648	63		2.59	11,309	85		3.01
Deposits in foreign office	958	—		.37	818	1		.36

Total interest-bearing deposits	45,909	147		1.27	48,765	188		1.55
Federal funds purchased and securities sold under repurchase agreements	2,300	1		.31	1,841	2		.33
Bank notes and other short-term borrowings	669	4		2.36	539	4		3.06
Long-term debt (f)	7,308	52		3.08	7,031	50		3.09

Total interest-bearing liabilities	56,186	204		1.46	58,176	244		1.70
Noninterest-bearing deposits	15,949				15,644
Accrued expense and other liabilities	3,344				3,151
Discontinued liabilities — education lending business (d)	6,762				6,389

Total liabilities	82,241				83,360
EQUITY
Key shareholders’ equity	10,999				10,646
Noncontrolling interests	249				259

Total equity	11,248				10,905

Total liabilities and equity	$93,489				$94,265

Interest rate spread (TE)				2.93%				2.70%

Net interest income (TE) and net interest margin (TE)		647		3.35%		623		3.17%

TE adjustment (b)		7				6

Net interest income, GAAP basis		$640				$617

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (d) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 9. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing
Operations (Continued)

First Quarter 2010				Fourth Quarter 2009				Third Quarter 2009
Average			Yield/	Average			Yield/	Average			Yield/
Balance	Interest	(a)	Rate (a)	Balance	Interest	(a)	Rate (a)	Balance	Interest	(a)	Rate	(a)

$18,796	$222		4.78%	$19,817	$232		4.63%	$22,098	$255		4.59%
10,430	128		4.98	10,853	132		4.84	11,529	141		4.84
4,537	45		4.07	5,246	62		4.70	5,834	72		4.86
7,195	93		5.19	7,598	97		5.10	8,073	88		4.35

40,958	488		4.82	43,514	523		4.77	47,534	556		4.64
1,803	26		5.65	1,781	26		5.80	1,748	25		5.88

9,967	105		4.26	10,101	109		4.28	10,192	111		4.32
816	15		7.57	862	16		7.54	912	17		7.54

10,783	120		4.51	10,963	125		4.53	11,104	128		4.58
1,162	36		12.63	1,185	32		11.06	1,189	32		10.48

2,713	42		6.15	2,866	44		6.16	3,017	48		6.26
209	4		7.76	224	5		7.81	238	4		7.95

2,922	46		6.27	3,090	49		6.28	3,255	52		6.38

16,670	228		5.51	17,019	232		5.44	17,296	237		5.46

57,628	716		5.02	60,533	755		4.96	64,830	793		4.86
390	4		4.43	618	6		3.35	665	7		4.26
16,312	151		3.73	15,937	151		3.82	12,154	121		4.00
23	1		8.20	24	—		3.34	25	1		9.64
1,186	11		3.86	1,315	12		3.72	1,074	9		3.49
2,806	2		.28	3,682	3		.23	5,243	3		.25
1,498	14		3.32	1,465	13		3.21	1,459	13		3.26

79,843	899		4.54	83,574	940		4.47	85,450	947		4.40
(2,603)				(2,525)				(2,462)
11,454				10,785				10,142
6,884				4,141				4,091

$95,578				$95,975				$97,221

$24,722	23		.37	$24,910	25		.39	$24,444	29		.49
1,828	—		.06	1,801	1		.06	1,799	—		.07
10,538	88		3.39	11,675	103		3.49	12,771	114		3.55
12,611	100		3.23	13,753	117		3.39	14,749	133		3.57
693	1		.30	711	—		.31	665	1		.31

50,392	212		1.71	52,850	246		1.84	54,428	277		2.03
1,790	1		.32	1,657	1		.31	1,642	2		.30
490	3		2.41	418	3		3.03	1,034	3		1.14
7,001	51		3.16	8,092	53		2.91	9,183	66		3.07

59,673	267		1.83	63,017	303		1.94	66,287	348		2.10
14,941				14,655				13,604
3,064				3,097				2,055
6,884				4,141				4,091

84,562				84,910				86,037

10,747				10,843				10,961
269				222				223

11,016				11,065				11,184

$95,578				$95,975				$97,221

			2.71%				2.53%				2.30%

	632		3.19%		637		3.04%		599		2.80%

	7				7				7

	$625				$630				$592

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

Figure 10 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.
Figure 10. Components of Net Interest Income Changes from Continuing Operations

	From three months ended September 30, 2009				From nine months ended September 30, 2009

	to three months ended September 30, 2010				to nine months ended September 30, 2010

	Average	Yield/	Net		Average	Yield/	Net
in millions	Volume	Rate	Change	(a)	Volume	Rate	Change	(a)

INTEREST INCOME

Loans	$(153)	$16	$(137)		$(495)	$87	$(408)

Loans held for sale	(2)	(1)	(3)		(6)	(4)	(10)

Securities available for sale	71	(22)	49		231	(67)	164

Trading account assets	—	(1)	(1)		(3)	(3)	(6)

Short-term investments	(2)	—	(2)		(3)	(1)	(4)

Other investments	—	(2)	(2)		(1)	1	—

Total interest income (TE)	(86)	(10)	(96)		(277)	13	(264)

INTEREST EXPENSE

NOW and money market deposit accounts	2	(8)	(6)		4	(33)	(29)

Certificates of deposit ($100,000 or more)	(42)	(11)	(53)		(95)	(38)	(133)

Other time deposits	(39)	(31)	(70)		(90)	(74)	(164)

Deposits in foreign office	—	(1)	(1)		—	—	—

Total interest-bearing deposits	(79)	(51)	(130)		(181)	(145)	(326)
Federal funds purchased and securities sold under repurchase agreements	1	(2)	(1)		1	(1)	—

Bank notes and other short-term borrowings	(1)	2	1		(16)	14	(2)

Long-term debt	(13)	(1)	(14)		(61)	(8)	(69)

Total interest expense	(92)	(52)	(144)		(257)	(140)	(397)

Net interest income (TE)	$6	$42	$48		$(20)	$153	$133

(a) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Noninterest income
Our noninterest income was $486 million for the third quarter of 2010, compared to $382 million for the year-ago quarter. For the first nine months of the year, noninterest income was $1.4 billion, representing a decrease of $138 million, or 9%, from the first nine months of 2009.
As shown in Figure 11, the third quarter of 2010 noninterest income improved by $104 million from the third quarter of 2009, primarily due to increases of $68 million in investment banking and capital markets income, $24 million in gains from principal investing and $15 million in letter of credit and loan fees. Also included in the third quarter of 2010 was a $12 million dividend from corporate-owned life insurance. Offsetting these increases was a $14 million decrease in operating lease income. Lastly, as anticipated, as a result of the implementation of Regulation E deposit service charge income decreased.
For the year-to-date period, the $138 million decrease in noninterest income was largely attributable to our nonfee-based income items. A reduction in net securities gains of $110 million, a decrease of $105 million for a nonrecurring gain from the sale of Visa Inc. shares recorded during the first quarter of 2009, a decrease of $78 million related to our exchange of common shares for capital securities in the second and third quarters of 2009, and $70 million in reduced gains from the sale of leased equipment all contributed to the decrease in noninterest income. These decreases are offset by a $156 million increase in net gains from principal investing and a $77 million increase in income from investment banking and capital markets activities in 2010.

Figure 11. Noninterest Income

	Three months ended					Nine months ended

	September 30,		Change			September 30,		Change

dollars in millions	2010	2009	Amount	Percent		2010	2009	Amount	Percent

Trust and investment services income	$110	$113	$(3)	(2.7	) %	$336	$342	$(6)	(1.8)%

Service charges on deposit accounts	75	83	(8)	(9.6)		231	248	(17)	(6.9)

Operating lease income	41	55	(14)	(25.5)		131	175	(44)	(25.1)

Letter of credit and loan fees	61	46	15	32.6		143	128	15	11.7

Corporate-owned life insurance income	39	26	13	50.0		95	78	17	21.8

Net securities gains (losses)	1	1	—	—		2	112	(110)	(98.2)

Electronic banking fees	30	27	3	11.1		86	78	8	10.3

Gains on leased equipment	4	22	(18)	(81.8)		14	84	(70)	(83.3)

Insurance income	15	18	(3)	(16.7)		52	52	—	—

Net gains (losses) from loan sales	18	—	18	N/M		47	4	43	N/M

Net gains (losses) from principal investing	18	(6)	24	N/M		72	(84)	156	N/M

Investment banking and capital markets income (loss)	42	(26)	68	N/M		82	5	77	N/M

Gain from sale/redemption of Visa Inc. shares	—	—	—	—		—	105	(105)	(100.0)

Gain (loss) related to exchange of common shares for capital securities	—	(17)	17	N/M		—	78	(78)	(100.0)

Other income:

Gain from sale of Key’s claim associated with the Lehman Brothers’ bankruptcy	—	—	—	—		—	32	(32)	(100.0)

Credit card fees	3	6	(3)	(50.0)		9	12	(3)	(25.0)

Miscellaneous income	29	34	(5)	(14.7)		128	117	11	9.4

Total other income	32	40	(8)	(20.0)		137	161	(24)	(14.9)

Total noninterest income	$486	$382	$104	27.2%		$1,428	$1,566	$(138)	(8.8)%

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.
Trust and investment services income. Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 12. The third quarter of 2010 decrease of $3 million, or 3%, is attributable to lower income from brokerage commissions and fees.
Figure 12. Trust and Investment Services Income

	Three months ended				Nine months ended

	September 30,		Change		September 30,		Change

dollars in millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Brokerage commissions and fee income	$33	$37	$(4)	(10.8)%	$102	$120	$(18)	(15.0)%

Personal asset management and custody fees	37	35	2	5.7	111	104	7	6.7

Institutional asset management and custody fees	40	41	(1)	(2.4)	123	118	5	4.2

Total trust and investment services income	$110	$113	$(3)	(2.7)%	$336	$342	$(6)	(1.8)%

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2010, our bank, trust and registered investment advisory subsidiaries had assets under management of $59.7 billion, compared to $66.1 billion at September 30, 2009. As shown in Figure 13, most of the decrease was attributable to decreases in the securities lending and money market portfolios, offset in part by an increase in the fixed income portfolio. The decline in the securities lending portfolio was due to relatively flat equity market activities, a decline on spreads, and client departures. When clients’ securities are lent out, the borrower must provide us with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management. The decline in the money market portfolio was due in part to the low rate environment as clients look for higher yields in other investment strategies. The decrease in the value of our portfolio of hedge funds is attributable in part to our second quarter of 2009 decision to wind down the operations of Austin.

Figure 13. Assets Under Management

	2010			2009
in millions	Third	Second	First	Fourth	Third

Assets under management by investment type:

Equity	$34,933	$32,836	$37,170	$36,720	$35,304

Securities lending	7,539	8,743	11,653	11,023	11,575

Fixed income	10,632	10,378	10,270	10,230	9,990

Money market	6,132	6,362	6,396	7,861	7,960

Hedge funds (a)	482	543	697	1,105	1,316

Total	$59,718	$58,862	$66,186	$66,939	$66,145

Proprietary mutual funds included in assets under management:

Money market	$4,185	$4,400	$4,426	$5,778	$5,598

Equity	6,941	6,476	7,591	7,223	7,260

Fixed income	981	849	777	775	741

Total	$12,107	$11,725	$12,794	$13,776	$13,599

(a)	Hedge funds are related to the discontinued operations of Austin.
Service charges on deposit accounts. The decrease in service charges on deposit accounts during the first nine months of 2010 is due primarily to changing client behaviors resulting in lower transaction volume, which generated fewer overdraft fees. A recent component of the decrease was due to the implementation of Regulation E, which went into effect on July 1, 2010 for new clients and August 15, 2010 for our existing clients. The decrease in service charges on deposit accounts associated with Regulation E was in line with our expectations.
Operating lease income. Reduced originations of operating leases due to the related economics resulted in decreases of $14 million and $44 million in our third quarter of 2010 and the first nine months of 2010, respectively, in the Equipment Finance line of business. These decreases are primarily attributable to impaired leases and product run-off. Accordingly, as shown in Figure 15, operating lease expense also declined.
Net gains (losses) from loan sales. We sell loans to achieve desired interest rate and credit risk profiles of the overall loan portfolio. During the first nine months of 2010, we recorded $47 million of net gains from loan sales, compared to net gains of $4 million during the first nine months of 2009. We saw market liquidity strengthen in the latter half of the third quarter of 2010 and used this as an opportunity to continue to move our nonperforming assets. We were also encouraged by the fact we were able to move these assets at values close to their carrying values recorded on our books.
Net gains (losses) from principal investing. Principal investments consist of direct and indirect investments in predominantly privately-held companies. Our principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($945 million at September 30, 2010, compared to $1 billion at December 31, 2009, and $935 million at September 30, 2009). The net gains (losses) presented in Figure 11 derive from changes in fair values as well as sales of principal investments.
Investment banking and capital markets income (loss). As shown in Figure 14, income from investment banking and capital markets activities increased from the year-ago quarter and year-to-date periods. Dealer trading and derivatives losses decreased by $26 million from the year-ago quarter due largely to a $12 million decrease in the provision for losses related to customer derivatives and $17 million increase in corporate bonds trading income. Other investment income increased $25 million resulting from lower losses from changes in the fair value of certain investments made by our Funds Management Group within our Real Estate Capital and Corporate Banking Services line of business in National Banking. Investment banking income increased $16 million due to advisory services, and merger and acquisition fees.

Figure 14. Investment Banking and Capital Markets Income (Loss)

	Three months ended				Nine months ended

	September 30,		Change		September 30,		Change

dollars in millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Investment banking income (loss)	$38	$22	$16	72.7%	$79	$54	$25	46.3%

Income (loss) from other investments	2	(23)	25	N/M	6	(37)	43	N/M

Dealer trading and derivatives income (loss)	(10)	(36)	26	(72.2)	(34)	(49)	15	(30.6)

Foreign exchange income (loss)	12	11	1	9.1%	31	37	(6)	(16.2)%

Total investment banking and capital markets income (loss)	$42	$(26)	$68	N/M	$82	$5	$77	N/M

Noninterest expense
Noninterest expense was $736 million for the third quarter of 2010, compared to $901 million for the same period last year. For the first nine months of the year, noninterest expense was $2.3 billion, representing a decrease of $393 million, or 15%, from the first nine months of 2009.
As shown in Figure 15, the decrease for the third quarter of 2010 compared to the year-ago quarter was attributable to a $47 million decrease in net OREO expense; a $45 million decrease in intangible assets impairment; a $39 million decrease in provision for losses on lending-related commitments; a $21 million decrease in personnel expenses; and a $13 million decrease in FDIC assessment as a result of opting out of the TAG program effective July 1, 2010 and a decrease in insured deposits.
The decrease in net OREO is attributable to sales of OREO at prices approximating their net carrying values.
The decrease in provision for losses on lending-related commitments is due to a $10 million credit for the quarter resulting from improved credit quality and fewer unfunded commitments.
For the year-to-date period, the decline is attributable to a $241 million decrease in intangible assets impairment; a $62 million decrease in provision for losses on lending-related commitments; a $43 million decrease in FDIC assessment expense; a $31 million decrease in operating lease expense and a decrease in OREO expense of $14 million.
The decrease in provision for losses on lending-related commitments is due to a $22 million credit during the year-to-date period resulting from improved credit quality and a lower level of unfunded commitments.
FDIC assessment expense decreased due to a one time special assessment recorded in the second quarter of 2009, the result of opting out of the TAG program effective July 1, 2010 and a decrease in insured deposits.
OREO expense decreased as a result of improved liquidity for income producing properties in the current year resulting in fewer write-downs compared to one year-ago.

Figure 15. Noninterest Expense

	Three months ended					Nine months ended

	September 30,		Change			September 30,		Change

dollars in millions	2010	2009	Amount	Percent		2010	2009	Amount	Percent

Personnel	$359	$380	$(21)	(5.5	) %	$1,106	$1,114	$(8)	(.7)%

Net occupancy	70	63	7	11.1		200	192	8	4.2

Operating lease expense	40	46	(6)	(13.0)		114	145	(31)	(21.4)

Computer processing	46	48	(2)	(4.2)		140	143	(3)	(2.1)

Professional fees	41	41	—	—		120	121	(1)	(.8)

FDIC assessment	27	40	(13)	(32.5)		97	140	(43)	(30.7)

OREO expense, net	4	51	(47)	(92.2)		58	72	(14)	(19.4)

Equipment	24	24	—	—		74	71	3	4.2

Marketing	21	19	2	10.5		50	50	—	—

Provision (credit) for losses on lending-related commitments	(10)	29	(39)	N/M		(22)	40	(62)	N/M

Intangible assets impairment	—	45	(45)	(100.0)		—	241	(241)	(100.0)

Other expense:

Postage and delivery	9	9	—	—		24	25	(1)	(4.0)

Franchise and business taxes	5	8	(3)	(37.5)		18	26	(8)	(30.8)

Telecommunications	5	7	(2)	(28.6)		16	20	(4)	(20.0)

Provision for losses on LIHTC guaranteed funds	—	1	(1)	(100.0)		—	17	(17)	(100.0)

Miscellaneous expense	95	90	5	5.6		295	266	29	10.9

Total other expense	114	115	(1)	(.9)		353	354	(1)	(.3)

Total noninterest expense	$736	901	$(165)	(18.3	) %	$2,290	$2,683	$(393)	(14.6)%

Average full-time equivalent employees(a)	15,584	16,436	(852)	(5.2	) %	15,673	16,943	(1,270)	(7.5)%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.
The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.
Personnel. As shown in Figure 16, personnel expense, the largest category of our noninterest expense, decreased by $8 million, or 1%, from the first nine months of 2009. The decrease was due primarily to a $38 million decrease in our employee benefits expense. The employee benefits decrease was caused by a decline in pension expense due to amending our pension plans to freeze all benefit accruals, as previously reported, and the resulting change in pension plan assumptions. For more information related to our pension plans, see Note 11 (“Employee Benefits”). Severance also decreased by $15 million. The personnel decrease was partially offset by $35 million in increased incentive compensation accruals on improved profitability and increases of $5 million in both salaries and stock-based compensation.
Figure 16. Personnel Expense

	Three months ended					Nine months ended

	September 30,		Change			September 30,		Change

dollars in millions	2010	2009	Amount	Percent		2010	2009	Amount	Percent

Salaries	$230	$228	$2	0.9%		$681	$676	$5	.7%

Incentive compensation	69	58	11	19.0		181	146	35	24.0

Employee benefits	45	76	(31)	(40.8)		190	228	(38)	(16.7)

Stock-based compensation	12	12	—	—		41	36	5	13.9

Severance	3	6	(3)	(50.0)		13	28	(15)	(53.6)

Total personnel expense	$359	$380	$(21)	(5.5	) %	$1,106	$1,114	$(8)	(0.7)%

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
Operating lease expense. The decrease in operating lease expense compared to both the quarterly and year-to-date periods is attributable to impaired leases and product run-off. Income related to the rental of leased equipment is presented in Figure 11 as “operating lease income.”
Professional fees. Professional fees for both the 2010 quarter-to-date and year-to-date periods are consistent with their corresponding periods from the prior year.

Corporate-wide efficiency initiative (Keyvolution). In late 2008, we began a corporate-wide initiative designed to build a consistently superior experience for our clients, simplify processes, improve speed to market, and enhance our ability to seize growth and profit opportunities. As of September 30, 2010, we have implemented $224 million of the targeted run-rate savings toward our goal of achieving $300 million to $375 million by the end of 2012. Over the past two years, we have been exiting certain noncore businesses, such as retail marine and education lending, and have been modernizing our 14-state branch networks coupled with enhancing our online banking to provide clients with a breadth of options that meet their specific banking needs. As a result of these and other efforts, over the last two years, we have reduced our workforce by 2,400 average full-time equivalent employees.
Income taxes
We recorded tax expense from continuing operations of $85 million for the third quarter of 2010 and $11 million for the second quarter of 2010, compared to a tax benefit of $274 million for the third quarter of 2009. For the first nine months of 2010, we recorded a tax benefit from continuing operations of $14 million, compared to a benefit of $688 million for the same period last year.
The tax benefit recorded in prior periods is largely attributable to the before tax net loss resulting from continuation of an uncertain economic environment and recognition of tax credits arising from investments in low income housing projects. During the first quarter of 2009, our results from continuing operations included a $196 million charge for the impairment of intangible assets, of which $110 million is not deductible for tax purposes.
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
Financial Condition
Loans and loans held for sale
At September 30, 2010, total loans outstanding from continuing operations were $51.4 billion, compared to $58.8 billion at December 31, 2009 and $62.2 billion at September 30, 2009. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at September 30, 2010, December 31, 2009, and September 30, 2009, totaled $6.6 billion, $3.5 billion, and $3.6 billion, respectively. The decrease in our loans from continuing operations over the past twelve months reflects reductions in most of our portfolios, with the largest decline experienced in the commercial portfolio. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 81 of our 2009 Annual Report to Shareholders.

Commercial loan portfolio
Commercial loans outstanding decreased by $9.6 billion, or 21%, since September 30, 2009, as a result of continued soft demand for credit due to continued sluggish economic conditions, accelerated paydowns on our portfolios as commercial clients continue to de-leverage, the run-off in our exit loan portfolio and still elevated net charge-offs.
Commercial real estate loans. Commercial real estate loans represent approximately 24% of our total loan portfolio. These loans include both owner and nonowner-occupied properties and constitute approximately 35% of our commercial loan portfolio. As shown in Figure 17, at September 30, 2010, our commercial real estate portfolio included mortgage loans of $9.7 billion and construction loans of $2.7 billion representing 19% and 5% respectively, of our total loans. Nonowner-occupied loans represent 17% of our total loans and owner-occupied loans represent 7% of our total loans. The average mortgage loan originated during the third quarter of 2010 was $2.8 million, and our largest mortgage loan at September 30, 2010, had a balance of $123 million. At September 30, 2010, our average construction loan commitment was $3.6 million. Our largest construction loan commitment was $49 million, $48 million of which was outstanding.
Our commercial real estate lending business is conducted through two primary sources: our 14-state banking franchise, and Real Estate Capital and Corporate Banking Services, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 61% of our average year-to-date commercial real estate loans during the third quarter of 2010, compared to 58% one year ago. Our commercial real estate business generally focuses on larger real estate developers and owners. As shown in Figure 17, this loan portfolio is diversified by both property type and geographic location of the underlying collateral. Figure 17 includes commercial mortgage and construction loans in both the Community Banking and National Banking groups.
Figure 17. Commercial Real Estate Loans

September 30, 2010	Geographic Region							Percent of		Commercial

dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	Total	Total	Construction	Mortgage

Nonowner-occupied:

Residential properties	$141	$45	$107	$87	$144	$119	$643	5.2%	$491	$152

Retail Properties	379	225	248	494	671	209	2,226	17.9	595	1,631

Multifamily	216	269	420	216	494	314	1,929	15.6	603	1,326

Office buildings	212	74	255	150	98	318	1,107	8.9	283	824

Land and development	36	20	52	39	93	95	335	2.7	226	109

Health Facilities	304	25	184	236	149	180	1,078	8.7	87	991

Warehouses	213	—	40	46	96	108	503	4.1	36	467

Hotels/Motels	54	—	46	2	162	51	315	2.5	62	253

Manufacturing facilities	3	—	3	9	—	11	26	.2	1	25

Other	92	3	20	59	136	104	414	3.3	51	363

Total nonowner-occupied	1,650	661	1,375	1,338	2,043	1,509	8,576	69.1	2,435	6,141

Owner-occupied	1,527	96	339	892	147	827	3,828	30.9	296	3,532

Total	$3,177	$757	$1,714	$2,230	$2,190	$2,336	$12,404	100.0%	$2,731	$9,673

Nonowner-occupied:

Nonperforming loans	$100	$90	$58	$75	$178	$69	$570	N/M	$317	$253

Accruing loans past due 90 days or more	4	10	1	11	11	13	50	N/M	32	18

Accruing loans past due 30 through 89 days	23	—	39	21	23	57	163	N/M	103	60

Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina,
Tennessee, Virginia, Washington, D.C. and West Virginia
Southwest –	Arizona, Nevada and New Mexico
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and
Wisconsin
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
In the first nine months of 2010, nonperforming loans related to our nonowner-occupied properties have decreased by $518 million compared to an increase of $600 million for the same period in 2009.
The secondary market for income property loans has been severely constrained for the past three years and is expected to remain so for the foreseeable future. In prior years, we have not provided permanent financing for our clients upon the completion of their construction projects; permanent financing had been provided by the commercial mortgage-backed securities market or other lenders. With other sources of permanent commercial mortgage financing constrained, we are currently providing interim financing for certain of our relationship clients upon completion of their commercial real estate construction projects. During 2009 and the first nine months of 2010, we extended the maturities, for up to five years, of certain existing loans to commercial real estate relationship clients with projects at or near completion. We applied normal customary underwriting standards to these longer-term extensions and generally received market rates of interest and additional fees, offering permanent market proxy fixed rates where appropriate, to mitigate the potential impact of rising interest rates. In cases where the terms were at less than normal market rates for similar lending arrangements, we have transferred these loans to the Asset Recovery Group for resolution. In the third quarter of 2010, there were $65 million of new restructured loans included in nonperforming loans, of which $10 million related to commercial real estate.
As shown in Figure 17, at September 30, 2010, 69% of our commercial real estate loans were for nonowner-occupied properties compared to 70% at September 30, 2009. Approximately 28% and 43% of these loans were construction loans at September 30, 2010 and 2009, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. Uncertain economic conditions generally slow the execution of new leases and may also lead to the turnover of existing leases, driving rental rates and occupancy rates down. As we have experienced during the first nine months of 2010, we expect vacancy rates for retail, office and industrial space to remain elevated and possibly further increase well into 2011.
Commercial real estate fundamentals continue to deteriorate, although at a moderating pace. Through the third quarter of 2010, vacancies rose further and rents declined in office and retail properties. Vacancies are expected to peak this year, with rent levels bottoming in 2011. Net operating income should trough around the same time as rents, with the exception of the lagging office sector. The apartment sector appears to be stabilizing, with vacancies actually falling in the third quarter (after a flat reading in the second quarter of 2010) and rents growing modestly. With the labor market stalling, however, the apartment market may take a step back again before moving toward recovery. This data appears to suggest further softening in commercial real estate, with vacancies rising and rents falling over the next few months, although the pace of decline is moderating. If the upward trend in vacancies continues, any resulting effect would likely be most noticeable in the nonowner-occupied properties segment of our commercial real estate loan portfolio, particularly in the retail properties and office buildings components, which comprise 27% of our commercial real estate loans.
Commercial property values peaked in the fall of 2007, having experienced increases of approximately 30% since 2005 and 90% since 2001. The most recent Moody’s Real Estate Analytics, LLC Commercial Property Price Index (October 2010) shows a 45.1% decrease in values from its peak, down 7.6% in the past year, and representing a new recession low. While prices may be reaching a bottom, a significant volume of distressed properties entering the market remains a risk and would result in further price declines. In addition, prices are likely to stall before gaining any real upward momentum, reflecting the high level of uncertainty in the market and slow growth outlook. If the factors described above result in further weakening in the fundamentals underlying the commercial real estate market (i.e., vacancy rates, the stability of rental income and asset values), and lead to reduced cash flow to support debt service payments, our ability to collect such payments and the strength of our commercial real estate loan portfolio could be adversely affected.
Commercial lease financing. We conduct financing arrangements through our Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 19% of commercial loans at September 30, 2010, and 17% at September 30, 2009. As previously reported, we ceased conducting business in both the commercial vehicle and office equipment leasing markets during the second half of 2009.
Commercial loan modification and restructuring
Certain commercial loans are modified and extended in the normal course of business for our clients. Loan modifications vary and are handled on a case by case basis with strategies responsive to the specific circumstances of each loan and borrower. In many cases, borrowers have other resources and can reinforce the credit with additional capital, collateral, guarantees or income sources.
Modifications are negotiated to achieve fair and mutually agreeable terms that maximize loan credit quality while at the same time meeting our client’s financing needs. Modifications made to loans of creditworthy borrowers not experiencing financial difficulties and under circumstances where ultimate collection of all principal and interest is not in doubt are not classified as TDRs. In accordance with applicable accounting guidance, TDR classification occurs when the borrower is experiencing financial difficulties and a creditor concession has been granted.
Our concession types are primarily categorized as interest rate reductions, principal deferral, or forgiveness of principal. Loan extensions are sometimes coupled with these primary concession types. The table below provides the amount of TDRs by the primary type of concession made at each period end. Since our TDR activity has recently increased (four quarters of activity), it is too early to gauge the success of the different types of concessions. Our success will be significantly influenced by economic conditions going forward. Although we have restructured these loans to provide the best opportunity for successful repayment by the borrowers, given the uncertainty of the current economic situation, we are not able to predict how these restructured notes will ultimately perform.

Figure 18 shows our concession types for our commercial accruing and nonaccruing TDRs.
Figure 18. Commercial Loan Accruing and Nonaccruing TDRs

	September 30,	June 30,	March 31,	December 31,

in millions	2010	2010	2010	2009

Interest rate reduction	$238	$258	$278	$335

Forgiveness of principal	67	36	25	26

Other modification of loan terms	2	—	—	—

Total (a)	$307	$294	$303	$361

Total TDRs	$360	$343	$323	$364

Total commercial TDRs to total commercial loans	.87%	.79%	.77%	.86%

Total commercial TDRs to total loans	.60	.55	.54	.61

Total commercial loans	$35,438	$37,134	$39,436	$41,904

Total loans	51,354	53,334	55,913	58,770

(a)	Prior to the fourth quarter of 2009, the amounts of TDRs were negligible, and therefore we have not included such periods in the figure above.
Figure 19 quantifies restructured loans, TDRs, using our three note structure.
Figure 19. Commercial TDRs by Note Type and Accrual Status

	September 30,	June 30,	March 31,	December 31,

in millions	2010	2010	2010	2009

Commercial TDRs by Note Type

Tranche A	$277	$259	$244	$258

Tranche B	29	33	52	85

Tranche C	1	2	7	18

Total Commercial TDRs (a)	$307	$294	$303	$361

Commercial TDRs by Accrual Status

Nonaccruing	$179	$167	$210	$139

Accruing	109	106	93	222

Held for sale	19	21	—	—

Total Commercial TDRs (a)	$307	$294	$303	$361

Total TDRs	$360	$343	$323	$364

(a)	Prior to the fourth quarter of 2009, the amounts of TDRs were negligible, and therefore we have not included such periods in the figure above.
The benefits derived from multiple note TDRs are recognized when the underlying assets (predominantly commercial real estate) have been stabilized with a level of leverage supportable by ongoing cash flows. Right sizing the A note to sustainable cash flow should ultimately allow for its return to accrual status and thereupon a resumption of interest income recognition. Similarly, appropriately sized A notes will allow for upgraded credit classification based on rehabilitated credit metrics including demonstrated payment performance. Other benefits include the borrower’s retention of ownership and control of the asset, deleveraged and sustainable capital structure (often sufficient to attract fresh capital into the transaction) and rehabilitation of local markets by minimizing distressed/fire sales.
As the objective of the multiple notes TDR is to achieve a fully performing and well-rated A note, we focus on sizing the A note to a level that is supported by cash flow available to service debt at current market terms and consistent with our customary underwriting standards. This typically will include a debt coverage ratio of 1.2 or better of cash flow to monthly payments of market interest and principal amortization of generally not more than 25 years.
The B note is typically an interest only note with no required amortization until the property stabilizes and generates excess cash flow which is customarily applied directly to principal. The B note is subsequently evaluated at such time when accrual restoration of the A note is under consideration. In many cases, the B note has then been charged-off contemporaneously with the A note being returned to accrual status. Alternatively, both A and B notes may be simultaneously returned to accrual if credit metrics are supportive as set forth above. In many cases where a three (A, B, C) note structure has been utilized, the C notes are fully charged-off at the time of the

TDR. In the very few instances where the C note is not charged-off, there is a pending equity event, additional leasing or pending sale of developed units that support the C note balance shortly after the TDR.
All loans processed as a TDR, including A notes and any non-charged-off B or C notes, are reported as TDRs during the year in which they are consummated. Removing such loans from TDR classification may occur in the subsequent year after a sustained period (generally six months) of timely principal and interest payments in accordance with the terms of the restructure agreement. Returning an A note to accrual status also requires a reasonable level of certainty that the balance of principal and interest is fully collectable over time.
Our policy requires a sustained period of timely principal and interest payments to restore a loan to accrual status. Primary repayment derived from property cash flow is evaluated for risk of continued sustainability while secondary repayment (collateral) is appraised to ensure that market value exceeds the carrying value of the A note with a sufficient excess (generally 20%). Although our policy is a guideline, considerable judgment is required to review each borrower’s circumstances.
 Extensions
Certain commercial loans are modified and extended in the normal course of business for our clients. Project loans are typically refinanced into the permanent commercial loan market at maturity; however, due to the limited sources of permanent commercial mortgage financing available in the market today and the market-wide decline in leasing activity and rental rates, an increased number of loans have been extended. Extension terms take into account the specific circumstances of the client relationship, the status of the project and near-term prospects for both the client and the collateral. In all cases, pricing and loan structure are reviewed and (where necessary) modified to ensure the loan has been priced to achieve a market rate of return and loan terms (i.e., amortization, covenants and term) that are appropriate for the risk. Typical enhancements include one or more of the following: principal paydown, increased amortization, additional collateral, increased guarantees, and/or a cash flow sweep. As previously mentioned, some maturing construction loans have automatic extension options built in and in those cases where the borrower qualifies for the extension option, pricing and loan terms cannot be altered. Most project loans by their nature are “collateral-dependent” as cash flow from the project loans or the sale of the real estate provides for repayment of the loan.
Pricing of a loan is determined based on the strength of the borrowing entity and the strength of the guarantor. Therefore, pricing may remain the same, e.g., the loan is already priced at or above current market. We do not consider loan extensions in the normal course of business (under existing loan terms or at market rates) as TDRs, particularly when ultimate collection of all principal and interest is not in doubt and no concession has been made. In the case of loan extensions outside of the normal course of business—where either collection of all principal and interest is uncertain or a concession has been made, we would analyze such credit under the accounting guidance to determine whether it qualifies as a TDR. Extensions that qualify as TDRs are measured for impairment under the applicable accounting guidance.
Guarantors
A detailed guarantor analysis is conducted (1) for all new extensions of credit, (2) at the time of any material modification/extension, and (3) typically annually, as part of our on-going portfolio and loan monitoring procedures. This analysis includes submission by the guarantor entity of all appropriate financial statements including balance sheets, income statements, tax returns, and real estate schedules.
While the specific steps of each guarantor analysis may have some minor differences, the high level objectives include reaching a conclusion regarding the overall financial conditions of the guarantor entities, including: size, quality, and nature of asset base; net worth (adjusted to reflect our opinion of market value); leverage; standing liquidity; recurring cash flow; contingent and direct debt obligations; and near term debt maturities.
Borrower/Guarantor financial statements are required at least annually within 90-120 days of the calendar/fiscal year end. Income statements and rent rolls for project collateral are required quarterly. In some cases, disclosure of certain information including liquidity, certifications, status of asset sales or debt resolutions, and real estate schedules may be required more frequently.
We routinely seek performance from guarantors of impaired debt, provided the guarantor is solvent. In limited circumstances, we would not seek to enforce the guaranty, including situations in which we are precluded by bankruptcy and/or it is determined the cost to pursue a guarantor exceeds the value to be returned given the guarantor’s verified financial condition. We are often successful in obtaining either monetary payment and/or the cooperation of our solvent guarantors to help mitigate loss, cost and the expense of collections.

As of September 30, 2010, we had $578 million of mortgage and construction loans that had a loan to value ratio greater than 1.0 and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; a satisfactory borrower payment history; and acceptable guarantor support.
Consumer loan portfolio
Consumer loans outstanding decreased by $1.2 billion, or 7%, from one year ago. As shown in Figure 36 in the “Credit risk management” section, the majority of the reduction came from our exit loan portfolio. Most of the decrease is attributable to the marine segment.
The home equity portfolio is the largest segment of our consumer loan portfolio. Virtually all of this portfolio (93% at September 30, 2010) is derived primarily from the Regional Banking line of business within our Community Banking group. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans within the Community Banking group decreased by $499 million, or less than 5%, over the past twelve months.
Figure 20 summarizes our home equity loan portfolio by source at the end of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 20. Home Equity Loans

	2010			2009

dollars in millions	Third	Second	First	Fourth	Third

SOURCES OF PERIOD-END LOANS

Community Banking	$9,655	$9,775	$9,892	$10,048	$10,154

Other	707	753	795	838	884

Total	$10,362	$10,528	$10,687	$10,886	$11,038

Nonperforming loans at period end	$122	$129	$129	$128	$124

Net loan charge-offs for the period	48	41	47	46	45

Yield for the period (a)	4.43%	4.45%	4.51%	4.53%	4.58%

(a)   From continuing operations.
As previously reported, we have experienced a decrease in our consumer loan portfolio and continue to expect the portfolio to decrease in future periods as a result of our actions to exit dealer-originated home equity loans and indirect retail lending for marine and recreational vehicle products, and discontinue the education lending business. We ceased originating new education loans effective December 5, 2009 and account for this business in discontinued operations.
In recent weeks, there has been public controversy surrounding the foreclosure practices of large home lenders. Our number of home loan foreclosures is small (the average number of new mortgage foreclosures serviced by Key and third parties, initiated per month, through September 30, 2010 is 145; mortgage loans serviced by Key and third parties outstanding at September 30, 2010 are approximately 244,000 loans) and primarily have occurred in our home equity loan portfolio. A review of our foreclosure processes (which is still ongoing) has not uncovered any material defects in the process of signing and notarizing affidavits.
Loans held for sale
As shown in Note 5 (“Loans and Loans Held for Sale”), our loans held for sale increased to $637 million at September 30, 2010 from $443 million at December 31, 2009 and totaled $703 million at September 30, 2009. Loans held for sale related to the discontinued operations of the education lending business, which are excluded from total loans held for sale at September 30, 2010, December 31, 2009 and September 30, 2009, totaled $15 million, $434 million, and $341 million, respectively.
At September 30, 2010, loans held for sale included $327 million of commercial mortgages which increased by $25 million from September 30, 2009, and $92 million of residential mortgage loans which decreased $18 million from September 30, 2009.
Loan sales
As shown in Figure 21, during the first nine months of 2010, we sold $694 million of commercial real estate loans, $1.0 billion of residential real estate loans, $199 million of commercial loans and $35 million of commercial lease financing. Most of these sales came from the held-for-sale portfolio. Additionally, we sold $487 million of education loans (included in “discontinued assets” on the balance sheet), which are excluded from Figure 21. See Note 16 (“Discontinued Operations”) for additional information related to education lending.
Figure 21 summarizes our loan sales for the first nine months of 2010 and all of 2009.
Figure 21. Loans Sold (Including Loans Held for Sale)

			Commercial

		Commercial	Lease	Residential	Consumer

in millions	Commercial	Real Estate	Financing	Real Estate	Other	Total

2010
Third quarter	$105	$200	$35	$372	—	$712

Second quarter	75	336	—	348	—	759

First quarter	19	158	—	328	—	505

Total	$199	$694	$35	$1,048	—	$1,976	(a)

2009

Fourth quarter	$225	$440	—	$315	$5	$985

Third quarter	47	275	—	514	—	836

Second quarter	22	410	—	410	—	842

First quarter	9	192	—	302	—	503

Total	$303	$1,317	—	$1,541	$5	$3,166	(a)

(a)	Excludes education loans of $487 million sold during the first nine months of 2010 and $474 million sold during all of 2009 that relate to the discontinued operations of the education lending business.
Figure 22 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been sold.
Figure 22. Loans Administered or Serviced

	September 30,		June 30,		March 31,		December 31,	September 30,

in millions	2010		2010		2010		2009	2009

Commercial real estate loans	$119,294		$120,495		$122,542		$123,599	$124,757	(a)

Education loans	—	(b)	—	(b)	—	(b)	3,810	3,918

Commercial lease financing	624		631		593		649	639

Commercial loans	259		249		243		247	237

Total	$120,177		$121,375		$123,378		$128,305	$129,551

(a)	We acquired the servicing for commercial mortgage loan portfolios with an aggregate principal balance of $7.2 billion during 2009.

(b)	We adopted new accounting guidance on January 1, 2010, which required us to consolidate our education loan securitization trusts and resulted in the addition of $2.6 billion of education loans at fair value which are included in “discontinued assets” on the balance sheet.
In the event of default by a borrower, we are subject to recourse with respect to approximately $728 million of the $120.2 billion of loans administered or serviced at September 30, 2010. Additional information about this recourse arrangement is included in Note 13 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”
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
Securities
Our securities portfolio totaled $21.3 billion at September 30, 2010, compared to $16.7 billion at December 31, 2009, and $15.4 billion at September 30, 2009. At each of these dates, most of our securities consisted of securities available for sale, with the remainder consisting of held-to-maturity securities of less than $25 million.
Securities available for sale. The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At September 30, 2010, we had $21.1 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $16.4 billion at December 31, 2009, and $15.2 billion at September 30, 2009.
As shown in Figure 23, all of our mortgage-backed securities are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets and recorded on the balance sheet at fair value. See Note 21 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques” on page 128 of our 2009 Annual Report to Shareholders.
Figure 23. Mortgage-Backed Securities by Issuer

	September 30,	December 31,	September 30,

in millions	2010	2009	2009

FHLMC	$9,759	$7,485	$6,926

FNMA	7,060	4,433	4,400

GNMA	4,248	4,516	3,880

Total	$21,067	$16,434	$15,206

During the first nine months of 2010, we had net gains of $584 million from CMOs and other mortgage-backed securities, all of which were unrealized. The net unrealized gains resulted from a decrease in market interest rates and were recorded in the AOCI component of shareholders’ equity. We continue to maintain a moderate asset-sensitive exposure to near-term changes in interest rates.
We periodically evaluate our securities available-for-sale portfolio in light of established A/LM objectives, changing market conditions that could affect the profitability of the portfolio, and the level of interest rate risk to which we are exposed. These evaluations may cause us to take steps to adjust our overall balance sheet positioning.
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
During the third quarter of 2010, our investing activities continue to complement other balance sheet developments and provide for our ongoing liquidity management needs. We purchased $2.5 billion in CMOs, and had maturities and cash flows of $1.2 billion. The purchases were in CMOs issued by government-sponsored entities or GNMA. We are able to either pledge these securities to the Federal Reserve or Federal Home Loan Bank for secured borrowing arrangements, sell them or use them in connection with repurchase agreements should alternate sources of liquidity be required in the future.
Figure 24 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 4 (“Securities”).

Figure 24. Securities Available for Sale

					Other
	U.S. Treasury,	States and	Collateralized		Mortgage-						Weighted-

	Agencies and	Political	Mortgage		Backed		Other				Average

dollars in millions	Corporations	Subdivisions	Obligations	(a)	Securities	(a)	Securities	(b)	Total		Yield (c)

SEPTEMBER 30, 2010

Remaining maturity:

One year or less	$4	$1	$702		$1		$3		$711		5.05%

After one through five years	1	13	19,184		1,125		85		20,408		3.36

After five through ten years	3	60	—		43		1		107		5.69

After ten years	—	3	—		12		—		15		5.81

Fair value	$8	$77	$19,886		$1,181		$89		$21,241		—

Amortized cost	8	73	19,197		1,097		76		20,451		3.43%

Weighted-average yield (c)	1.77%	5.98%	3.34%		4.85%		5.34	% (d)	3.43	% (d)	—

Weighted-average maturity	4.0 years	6.9 years	2.4 years		3.2 years		1.5 years		2.4 years		—

DECEMBER 31, 2009

Fair value	$8	$83	$15,006		$1,428		$116		$16,641		—

Amortized cost	8	81	14,894		1,351		100		16,434		3.79%

SEPTEMBER 30, 2009

Fair value	$8	$87	$13,681		$1,525		$112		$15,413		—

Amortized cost	8	83	13,551		1,432		99		15,173		3.93%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $87 million of securities at September 30, 2010, that have no stated yield.
Held-to-maturity securities. Foreign bonds and preferred equity securities constitute most of our held-to-maturity securities. Figure 25 shows the composition, yields and remaining maturities of these securities.
Figure 25. Held-to-Maturity Securities

	States and					Weighted-

	Political	Other				Average

dollars in millions	Subdivisions	Securities		Total		Yield (a)

SEPTEMBER 30, 2010

Remaining maturity:

One year or less	$2	—		$2		8.49%

After one through five years	—	$16		16		3.44

Amortized cost	$2	$16		$18		4.12%
Fair value	2	16		18		—

Weighted-average yield	8.43%	3.19	% (b)	4.12	% (b)	—
Weighted-average maturity	.9 years	2.2 years		2.0 years		—

DECEMBER 31, 2009
Amortized cost	$3	$21		$24		3.97%
Fair value	3	21		24		—

SEPTEMBER 30, 2009

Amortized cost	$3	$21		$24		4.13%

Fair value	3	21		24		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes securities of $5 million at September 30, 2010, that have no stated yield.

Other investments
Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 67% of other investments at September 30, 2010. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($945 million at September 30, 2010, $1.0 billion at December 31, 2009, and $935 million at September 30, 2009).
In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.
Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. Among other things, our review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry and third party data. During the first nine months of 2010, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $72 million, which includes $53 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement.
Deposits and other sources of funds
Domestic deposits are our primary source of funding. During the third quarter of 2010, these deposits averaged $60.9 billion and represented 79% of the funds we used to support loans and other earning assets, compared to $67.4 billion and 79% during the same quarter in 2009. The composition of our average deposits is shown in Figure 9 in the section entitled “Net interest income.”
The decrease in average domestic deposits compared to the third quarter of 2009 was due to a decline in certificates of deposit ($100,000 or more) and other time deposits. This decline was offset by an increase in NOW and money market deposit accounts, and noninterest-bearing deposits. The mix of deposits continues to change as higher-costing certificates of deposit mature and reprice to current market rates and clients move their balances to transaction deposit accounts, such as NOW and money market savings accounts, or look for other alternatives for investing in the current low-rate environment.
Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $3.9 billion during the third quarter of 2010, compared to $3.3 billion during the year-ago quarter. The change from the third quarter of 2009 resulted from a $293 million increase in foreign office deposits and a $658 million increase in federal funds purchased and securities sold under agreements to repurchase, which was offset partially by a $365 million decline in bank notes and other short-term borrowings.
Substantially all of our domestic deposits are insured up to applicable limits by the FDIC. Accordingly, we are subject to deposit insurance premium assessments by the FDIC. On November 17, 2009, the FDIC published a final rule to announce an amended DIF restoration plan requiring depository institutions, such as KeyBank, to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the third and fourth quarters of 2009 and for all of 2010, 2011 and 2012. On that date, KeyBank paid the FDIC $539 million to cover the insurance assessments for those time periods. For the three-months ended September 30, 2010, our FDIC insurance assessment was $27 million. At the end of the third quarter of 2010, we had $414 million of prepaid FDIC insurance assessments recorded on our balance sheet.
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
Capital
At September 30, 2010, our shareholders’ equity was $11.1 billion, up $471 million from December 31, 2009. The following discusses certain factors that contributed to the change in our shareholders’ equity. For other factors that contributed to the change, see the Statement of Changes in Equity.

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
Dividends
During the first nine months of 2010, we made dividend payments of $94 million to the U.S. Treasury on our Series B Preferred Stock as a participant in the U.S. Treasury’s TARP CPP.
During the first nine months of 2010, we have made three quarterly dividend payments of $1.9375 per share or $6 million per quarter, on our Series A Preferred Stock.
Additionally, during the first nine months of 2010, we have made three quarterly dividend payments of $.01 per share, or $9 million per quarter, on our Common Shares.
Common shares outstanding
Our Common Shares are traded on the New York Stock Exchange under the symbol KEY. At September 30, 2010 our book value per Common Share was $9.54 based on 880.3 million shares outstanding at September 30, 2010, compared to $9.04 based on 878.5 million shares outstanding at December 31, 2009, and $9.39 based on 878.6 million shares outstanding at September 30, 2009. At September 30, 2010 our tangible book value per Common Share was $8.46 compared to $7.94 at December 31, 2009, and $8.29 at September 30, 2009.
Figure 26 shows activities that caused the change in outstanding Common Shares over the past five quarters.
Figure 26. Changes in Common Shares Outstanding

	2010			2009
in thousands	Third	Second	First	Fourth	Third

Shares outstanding at beginning of period	880,515	879,052	878,535	878,559	797,246
Common shares exchanged for capital securities	—	—	—	—	81,278
Shares reissued (returned) under employee benefit plans	(187)	1,463	517	(24)	35

Shares outstanding at end of period	880,328	880,515	879,052	878,535	878,559

As shown above, Common Shares outstanding decreased by 187 thousand shares during the third quarter of 2010 from net activity in our employee benefit plans.
At September 30, 2010, we had 66.0 million treasury shares, compared to 67.8 million treasury shares at December 31, 2009 and 67.8 million at September 30, 2009. During the third quarter of 2010, shares previously issued in conjunction with our employee benefit plans were returned to us. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
We repurchase Common Shares periodically in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The program does not have an expiration date, and we have outstanding Board authority to repurchase 13.9 million shares. We did not repurchase any Common Shares during the first nine months of 2010 or 2009. Further, in accordance with the terms of our participation in the TARP CPP, until the earlier of three years after the issuance of, or such time as the U.S. Treasury no longer holds, any Series B Preferred Stock issued by us under that program, we will not be able to repurchase any of our Common Shares without the approval of the U.S. Treasury, subject to certain limited exceptions (e.g., for purchases in connection with benefit plans).
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
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain strong at September 30, 2010. Our strong capital and improved liquidity position us well to weather the current credit cycle while continuing to serve our clients’ needs, as well as to adjust to the application of any new regulatory capital standards due to or promulgated under the Dodd-Frank Act. Our shareholders’ equity to assets ratio was 11.84% at September 30, 2010, compared to 11.43% at December 31, 2009 and 11.31% at September 30, 2009. Our tangible common equity to tangible assets ratio was 8.00% at September 30, 2010, compared to 7.56% at December 31, 2009 and 7.58% at September 30, 2009.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of September 30, 2010, our Tier 1 risk-based capital ratio increased 155 basis points from the fourth quarter of 2009 to 14.30%, and our total risk-based capital ratio increased 127 basis points from the fourth quarter of 2009 to 18.22%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of September 30, 2010, our leverage ratio increased by 81 basis points from the fourth quarter of 2009 to 12.53%.
The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities (excluding TARP, CPP preferred stock issued to the United States or its agencies or instrumentalities before October 4, 2010) being Tier 1 eligible capital. This three year phase-out period which commences January 1, 2013 will ultimately result in our capital securities being treated only as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions to bank holding companies, savings and loan holding companies, and nonbank financial companies identified as systemically important.
As of September 30, 2010, our Tier 1 capital ratio, leverage ratio, and total capital ratios represented 14.30%, 12.53%, and 18.22%, respectively. The trust preferred securities issued by the KeyCorp and Union State Bank capital trusts contribute $1.8 billion or 225, 197, and 225 basis points to our Tier 1 capital ratio, leverage ratio, and total capital ratio, respectively, as of September 30, 2010.
Under current regulatory capital guidelines, Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well capitalized” to “critically undercapitalized.” A “well capitalized” institution must exceed the prescribed thresholds of 6.00% for Tier 1 capital ratio, 5.00% for the leverage ratio and 10.00% for total capital ratio. If these provisions applied to bank holding companies, we would qualify as “well capitalized” at September 30, 2010. Analysis on a pro forma basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of September 30, 2010, also determines that we would qualify as “well capitalized” under current regulatory guidelines, with the pro forma Tier 1 capital, pro forma leverage ratio, and pro forma total capital ratio being 12.05%, 10.56%, and 18.22%, respectively. The current regulatory defined categories serve a limited supervisory function. Investors should not use our pro forma ratios as a representation of our overall financial condition or prospects of KeyCorp or KeyBank.
Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 capital, such a focus is consistent with existing capital adequacy guidelines and does not imply a new or ongoing capital standard. The modifications mandated by the Dodd-Frank Act are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, bank holding companies, and covered nonbank financial companies, which resulted from the financial crisis. Because Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 5 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 8.61% at September 30, 2010, compared to 7.50% at December 31, 2009 and 7.64% at September 30, 2009.
At September 30, 2010, we had a consolidated net deferred tax asset of $389 million compared to $569 million at December 31, 2009 and $476 million at September 30, 2009. In recent years, we had been in a net deferred tax liability position. Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. Based on these restrictions, at September 30, 2010, $277 million of our net deferred tax assets were deducted from Tier 1 capital and risk-weighted assets compared to $514 million at December 31, 2009 and $285 million at September 30, 2009. We anticipate that the amount of our net deferred tax asset disallowed for risk-based capital purposes will gradually decline in coming quarters.
Revisions to the International Regulatory Framework for Banks (Basel III)
In December 2009, the BCBS published a consultative document, titled “Strengthening the Resilience of the Banking Sector,” which contained a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector. Following a comment period during which industry members registered opinions on the proposal, a revised consultative document was published in July 2010, followed in mid-September by publication of the proposed new minimum capital ratios and a five-year phase-in plan. These documents along with proposed new liquidity standards for banks have come to be known as Basel III. The BCBS has announced an intention to finalize the capital component of the proposals by year-end. Should the BCBS meet these timeframes, we expect to see a U.S. regulatory response in the form of proposed revisions to the domestic regulatory framework. The liquidity proposals before the BCBS will be undergoing additional review before finalization.
The Basel III proposed capital regulations are designed to increase the level and quality of capital and to increase the sensitivity of capital to changes in the bank’s risk profile. The proposed regulations provide for the first time an official definition and specific guideline minimums for Tier 1 Common Equity. Minimum levels for Tier 1 capital and Total Risk-based capital will be higher than the U.S.’s current “Well-capitalized” minimums. Key has prepared pro forma estimates of its capital ratios using the Basel III capital guidelines proposed by the Committee. These estimates indicate that Key’s capital levels are currently above the Basel III minimums, including the capital conservation buffer and the phasing-out of trust preferred securities as Tier 1 capital pursuant to the Dodd-Frank Act.
Figure 27 represents the details of our regulatory capital position at September 30, 2010, December 31, 2009, and September 30, 2009.

Figure 27. Capital Components and Risk-Weighted Assets

	September 30,	December 31,	September 30,
dollars in millions	2010	2009	2009

TIER 1 CAPITAL
Key shareholders’ equity	$11,134	$10,663	$10,970
Qualifying capital securities	1,791	1,791	1,790
Less: Goodwill	917	917	917
Accumulated other comprehensive income (a)	247	(48)	11
Other assets (b)	383	632	406

Total Tier 1 capital	11,378	10,953	11,426

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	1,012	1,112	1,167
Net unrealized gains on equity securities available for sale	6	7	6
Qualifying long-term debt	2,103	2,486	2,486

Total Tier 2 capital	3,121	3,605	3,659

Total risk-based capital	$14,499	$14,558	$15,085

TIER 1 COMMON EQUITY
Tier 1 capital	$11,378	$10,953	$11,426
Less: Qualifying capital securities	1,791	1,791	1,790
Series B Preferred Stock	2,442	2,430	2,426
Series A Preferred Stock	291	291	291

Total Tier 1 common equity	$6,854	$6,441	$6,919

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$66,280	$70,485	$73,746
Risk-weighted off-balance sheet exposure	15,590	18,118	19,037
Less: Goodwill	917	917	917
Other assets (b)	1,080	1,308	1,494
Plus: Market risk-equivalent assets	866	1,203	1,791

Gross risk-weighted assets	80,739	87,581	92,163
Less: Excess allowance for loan losses (c)	1,167	1,700	1,576

Net risk-weighted assets	$79,572	$85,881	$90,587

AVERAGE QUARTERLY TOTAL ASSETS	$92,798	$95,697	$97,092

CAPITAL RATIOS
Tier 1 risk-based capital	14.30%	12.75%	12.61%
Total risk-based capital	18.22	16.95	16.65
Leverage (d)	12.53	11.72	12.07
Tier 1 common equity	8.61	7.50	7.64

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments of $277 million at September 30, 2010, $514 million at December 31, 2009 and $285 million at September 30, 2009 .

(c)	The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The excess allowance for loan losses includes $123 million, $157 million and $164 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.
The Dodd-Frank Act’s Reform of Deposit Insurance
The FDIC’s interim rule published in the Federal Register on April 19, 2010, extended the TLGP TAG program from July 1, 2010 to December 31, 2010. KeyBank elected not to participate in this TAG program extension. KeyBank and many of its peers have elected not to continue in the TAG program at various times. As previously reported, we anticipate a certain amount of deposit run-off for this interim period of expiration of unlimited deposit insurance on noninterest-bearing transaction accounts. We have established a liquidity buffer in anticipation and, as a result, do not expect it to have a significant effect on liquidity.

The Dodd-Frank Act makes permanent the current FDIC deposit insurance limit of $250,000, and provides for temporary unlimited FDIC deposit insurance until January 1, 2013, for non interest-bearing demand transaction accounts at all insured depository institutions effective December 31, 2010 (concurrent with the expiration date of the current TAG program extension). Accordingly, effective December 31, 2010, KeyBank will again offer noninterest-bearing demand transaction accounts, with unlimited FDIC deposit insurance.
Deposit Insurance Assessment
On October 19, 2010, the FDIC adopted an Amended Restoration Plan for the Deposit Insurance Fund (“DIF”) and the Notice of Proposed Rulemaking (“NPR”) on Assessment Rates, Dividends and the Designated Reserve Ratio to implement provisions of the Dodd-Frank Act as well as the agency’s comprehensive plan for a stable DIF.
The Dodd-Frank Act required the FDIC to set a designated reserve ratio of not less than 1.35% for any year, and to take “such steps as may be necessary” to increase the DIF to 1.35% of estimated insured deposits by September 30, 2020, rather than 1.15% by the end of 2016 required by the Amended Restoration Plan, adopted September 29, 2009. Considerations discussed in the FDIC’s adoption of the Amended Restoration Plan were the additional time afforded the FDIC to reach the reserve ratio required by the Dodd-Frank Act, the continued stresses on the earnings of insured financial institutions, and the fact that the DIF’s estimates of losses for the period of 2010 through 2014 have declined to $52 billion from its projection of $60 billion in June 2010.
The Amended Restoration Plan adopted by the FDIC on September 29, 2010 and effective immediately, provides for:
•	extension of the period of the Restoration Plan to September 30, 2020;

•	the FDIC will forego the uniform 3 basis point increase initial assessment rates scheduled to take effect on January 1, 2011;

•	maintain the current schedule of assessment rates for all insured depository institutions;

•	the FDIC to pursue further rulemaking during 2011 concerning the method that will be used to reach 1.35% by September 30, 2020 and to offset the effect on insured depository institutions with consolidated assets of less than $10 billion that the reserve reach 1.35% by September 30, 2020, rather than 1.15% by the end of 2016;

•	the semi-annual update of loss and income projections for the DIF, and, if needed increases (or decreases) in assessment rates following notice-and-comment rulemaking if required; and

•	that institutions may continue to use assessment credits without additional restriction during the term of the Restoration Plan.
On October 27, 2010, the FDIC published in the Federal Register its NPR on Assessment Dividends, Assessment Rates and Designated Reserve Ratio. The NPR is part of the FDIC’s implementation of its comprehensive, long-range plan for DIF management, with the goal of maintaining a positive fund balance, even during a period of large fund losses, and steady, predictable assessment rates throughout the economic and credit cycles. The FDIC provides that its historical analysis of fund losses indicates that to maintain a positive fund balance and steady predictable assessment rates, the reserve ratio must be at least 2% before a period of large fund losses and average assessment rates must be approximately 8.5 basis points. The FDIC proposes to: set the Designated Reserve Ratio at 2%; adopt a lower rate schedule when the reserve ratio reaches 1.15% so that the average rate over time should be about 8.5 basis points; and in lieu of dividends to adopt lower rate schedules when the reserve ratio reaches 2% and 2.5%, with average rates expected to decline 25% and 50%, respectively. Proposed assessment rates once the reserve ratio reaches 1.15% would be lowered significantly, with Risk Category I, II, III, and IV institutions paying initial assessment rates between 8 and 12 basis points, 18 basis points, 28 basis points, and 40 basis points, respectively.

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
Interest rate risk management
Interest rate risk, which is inherent in the banking industry, is measured by the potential for fluctuations in net interest income and the economic value of equity. Such fluctuations may result from changes in interest rates, and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. To minimize the volatility of net interest income and the economic value of equity, we manage exposure to interest rate risk in accordance with policy limits established by the ERM Committee.
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
Figure 28 presents the results of the simulation analysis at September 30, 2010 and 2009. At September 30, 2010, our simulated exposure to a change in short-term interest rates was moderately asset sensitive. ALCO policy limits for risk management call for corrective measures if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 28, we are operating within these limits.

Figure 28. Simulated Change in Net Interest Income

September 30, 2010

Basis point change assumption (short-term rates)	-25	+200

ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.88%	3.53%

September 30, 2009

Basis point change assumption (short-term rates)	-25	+200

ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.92%	+2.68%

As interest rates declined throughout 2008 and have remained at low levels since that time, we gradually shifted from a liability-sensitive position to an asset-sensitive position as a result of balance growth in transaction deposits, declines in loan balances and a number of capital-raising transactions. Although outstanding derivative hedge positions have declined over the past year due to contractual maturities, improved liquidity flows have resulted in increases of a similar magnitude in the outstanding balance of fixed rate investment securities, and this has served to moderate further increases in the asset-sensitive positioning. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity and pricing of loan and deposit flows. As changes occur to the configuration of the balance sheet and the outlook for the economy, management evaluates hedging opportunities that would change the reported interest rate risk profile.
The results of additional simulation analyses that make use of alternative rising interest rate scenarios and yield curve shapes indicate that the improvement in net interest income when interest rates increase could be less than the policy simulation results in Figure 28. Net interest income improvements are highly dependent on the timing, magnitude and path of interest rate increases. Also, the sensitivity analysis of assumption inputs for deposit re-pricing relationships, lending spreads and the balance behavior of transaction accounts indicates that net interest income improvements in a rising rate environment could be diminished if actual behavior is different than modeled.
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
Figure 29 shows all swap positions which we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our balance sheet, see Note 14 (“Derivatives and Hedging Activities”).
Figure 29. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2010

			Weighted-Average			September 30, 2009

	Notional	Fair	Maturity	Receive	Pay	Notional	Fair

dollars in millions	Amount	Value	(Years)	Rate	Rate	Amount	Value

Receive fixed/pay variable--conventional A/LM(a)	$8,005	$22	1.1	1.0%	.3%	$14,518	$69
Receive fixed/pay variable--conventional debt	5,513	573	14.0	4.6	.8	5,220	436
Pay fixed/receive variable--conventional debt	609	(13)	6.3	.9	2.4	—	—
Pay fixed/receive variable--forward starting	—	—	—	—	—	706	3
Foreign currency--conventional debt	1,523	(164)	1.0	1.1	.5	2,664	(148)

Total portfolio swaps	$15,650	$418	5.8	2.3%	.5%	$23,108	$360

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
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
We manage exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Risk Capital Committee whose market risk management responsibilities are now performed by the Market Risk Committee established as part of Key’s ERM Program. At September 30, 2010, the aggregate one-day trading limit set by the committee was $6.1 million. We are operating within these constraints. During the first nine months of 2010, our aggregate daily average, minimum and maximum VAR amounts were $1.9 million, $1.4 million and $2.5 million, respectively. During the same period one year ago, our aggregate daily average, minimum and maximum VAR amounts were $2.9 million, $2.4 million and $3.7 million, respectively.
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
Long-term liquidity strategy
Our long-term liquidity strategy is to reduce our reliance on wholesale funding. Our Community Banking group supports our client-driven relationship strategy, with the objective of achieving greater reliance on deposit-based funding to reduce our liquidity risk. We use the loan to deposit ratio as a metric to monitor this strategy. Our target loan to deposit ratio is between 90-100%.
Governance structure
We manage liquidity for all of our affiliates on an integrated basis. This approach considers the unique funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions. It also recognizes that adverse market conditions or other events that could negatively affect the availability or cost of liquidity will affect the access of all affiliates to sufficient wholesale funding.
Oversight of the liquidity risk management process is governed by the Risk Management Committee of the KeyCorp Board of Directors, the KeyBank Board of Directors, the ERM Committee and the ALCO. These groups regularly review various liquidity reports, including liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, hypothetical funding erosion stress tests and goal tracking reports. The reviews generate a discussion of positions, trends and directives on liquidity risk and shape a number of the decisions that we make. When liquidity pressure is elevated, monitoring of positions is heightened and reporting is more intensive. We meet with individuals within and outside of the company on a daily basis to discuss emerging issues. In addition, we use a variety of daily liquidity reports to monitor the flow of funds.
Sources of liquidity
Our primary sources of funding include customer deposits, wholesale funding, liquid assets, and capital. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or liquid assets. Conversely, excess cash generated by operating, investing and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets. We actively manage liquidity using a variety of nondeposit sources, including short- and long-term debt, and secured borrowings.
Factors affecting liquidity
Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our public credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impact our access to liquidity would be an act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general may adversely affect the cost and availability of normal funding sources.
On November 1, 2010, Moody’s announced the downgrade of ratings of ten large U.S. regional banks, including KeyBank, previously identified as benefiting from systemic support. KeyBank’s short-term borrowings, senior long-term debt and subordinated debt ratings received a one notch downgrade from P-1 to P-2, A2 to A3, and A3 to Baa1, respectively.
The ratings downgrade could impact the ability of KeyBank to hold certain escrow deposit balances related to commercial mortgage securitizations serviced by Key and rated by Moody’s. The new ratings have breached minimum ratings thresholds established by Moody’s in connection with the securitizations that Key services. In the event Key is unable to obtain a waiver of the ratings requirements from Moody’s, it could be required, among other remedies, to evaluate alternative investments for these escrow deposit balances which are in the range of $1.50 to $1.85 billion. This may also trigger an impairment of our mortgage servicing assets. We have an excess liquidity buffer that we expect to be sufficient to withstand this ratings downgrade. We anticipate that our liquid asset portfolio of $11.1 billion, including $9.8 billion of unpledged securities, will provide sufficient coverage to manage the impact of the credit ratings changes and maintain our strong liquidity position.
Managing liquidity risk
We regularly monitor our funding sources and measure our capacity to obtain funds in a variety of scenarios in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, we perform a monthly hypothetical funding erosion stress test for both KeyCorp and KeyBank. In a “heightened monitoring mode,” we may conduct the hypothetical funding erosion stress tests more frequently, and use assumptions so the stress tests are more strenuous and reflect the changed market environment. Erosion stress tests analyze potential liquidity scenarios under various funding constraints and time periods. Ultimately, they determine the periodic effects that major direct and indirect events would have on our access to funding markets and our ability to fund our normal operations. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed.
We continue to reposition our balance sheet to reduce future reliance on wholesale funding and increase our liquid asset portfolio. We also retain the capacity to utilize secured borrowings as a contingent funding source. During the third quarter of 2009, our secured borrowings matured and were not replaced, though we retain the capacity to utilize secured borrowings as a contingent funding source. We continue to reposition our balance sheet to reduce future reliance on wholesale funding and increase our liquid asset portfolio.
We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The Plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. As part of that plan, we maintain a liquidity reserve through balances in our liquid asset portfolio which during a problem period could reduce our potential reliance on wholesale funding. The portfolio at September 30,

2010 totaled $11.1 billion. The portfolio balance consisted of $9.8 billion of unpledged securities, $883 million of securities available for pledging at the Federal Home Loan Bank of Cincinnati and $435 million of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of September 30, 2010, our unused borrowing capacity secured by loan collateral was $11.4 billion at the Federal Reserve Bank of Cleveland and $2.8 billion at the Federal Home Loan Bank.
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
We generate cash flows from operations, and from investing and financing activities. During the third quarter 2010 we used the proceeds from loan paydowns and maturities of short-term investments to increase the balance of our securities available-for-sale portfolio. During the first nine months of 2009 the issuance of common shares was used to fund the reduction of short-term borrowings and long-term debt and to increase the balance of our securities available-for-sale portfolio.
The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for each of the nine-month periods ended September 30, 2010 and 2009.
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
Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the third quarter 2010, KeyBank did not pay any dividends to the parent, and nonbank subsidiaries did not pay the parent any dividends. As of the close of business on September 30, 2010, KeyBank would not have been permitted to pay dividends to the parent without prior regulatory approval. To compensate for the absence of dividends, the parent company has relied upon the issuance of long-term debt and stock. During the first nine months of 2010, the parent made capital infusions of $100 million to KeyBank, compared to $850 million during the first nine months of 2009.
The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over the next twenty-four months. At September 30, 2010, the parent company held $3.9 billion in short-term investments, which we projected to be sufficient to repay our maturing debt obligations.
During the third quarter, 2010, the parent company issued $750 million of a five-year fixed-rate senior note. We believe that this successful issuance demonstrates our ability to access the wholesale funding markets without an FDIC guarantee.
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

Liquidity and credit ratings
Our credit ratings at September 30, 2010, are shown in Figure 30. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to effect future offerings of securities that would be marketable to investors. Conditions in the credit markets are improving relative to the disruption experienced between the third quarter of 2007 and the third quarter of 2009; however, the availability of credit and the cost of funds remain tight and more costly than is typical of an economy with a growing gross domestic product.
Figure 30 reflects the credit ratings of KeyCorp securities at September 30, 2010. If our credit ratings fall below investment-grade, that event could have a material adverse effect on us. Such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us. Ultimately, credit ratings downgrades could adversely affect our business operations and reduce our ability to generate income.
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
Subsequently, on July 27, 2010, Moody’s announced its review for possible downgrade of the ratings of the ten large U.S. regional banks, including KeyBank. According to Moody’s, the ratings reviewed benefited from an expectation of increased government support since 2009. Moody’s review considered its government support assumptions in light of the recent passage of the Dodd-Frank Act. KeyBank long-term deposit, short-term borrowings, senior long-term debt, and subordinated long-term debt ratings were previously identified among the ratings under review for possible downgrade.
On November 1, 2010, Moody’s announced the downgrade of KeyBank’s short-term borrowings, senior long-term debt and subordinated debt one notch from P-1 to P-2, A2 to A3, and A3 to Baa1, respectively. For information on the impact on our liquidity that Moody’s action may have, see the “Liquidity Risk Management” section under the heading “Factors affecting liquidity.”
Figure 30. Credit Ratings

				Senior		Subordinated			Series A

	TLGP	Short-Term		Long-Term		Long-Term		Capital	Preferred

September 30, 2010	Debt	Borrowings		Debt		Debt		Securities	Stock

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	AAA	A-2		BBB+		BBB		BB	BB

Moody’s	Aaa	P-2		Baa1		Baa2		Baa3	Ba1

Fitch	AAA	F1		A-		BBB+		BBB	BBB

KEYBANK

Standard & Poor’s	AAA	A-2		A-		BBB+		N/A	N/A

Moody’s	Aaa	P-1	*	A2	*	A3	*	N/A	N/A

Fitch	AAA	F1		A-		BBB+		N/A	N/A

*	On November 1, 2010, Moody’s issued a one notch downgrade of our short-term borrowings, senior long-term debt and subordinated debt from P-1 to P-2, A2 to A3, and A3 to Baa1, respectively.
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
We actively manage the overall loan portfolio in a manner consistent with asset quality objectives, including the use of credit derivatives — primarily credit default swaps — to mitigate credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At September 30, 2010, we used credit default swaps with a notional amount of $943 million to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At September 30, 2010, the notional amount of credit default swaps sold by us for the purpose of diversifying our credit exposure was $436 million. Occasionally, we have provided credit protection to other lenders through the sale of credit default swaps. These transactions with other lenders generated fee income.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps decreased our operating results by $21 million for the nine-month period ended September 30, 2010 compared to a decrease of $33 million for the same period last year.
We also manage the loan portfolio using portfolio swaps and bulk purchases and sales. Our overarching goal is to manage the loan portfolio within a specified range of asset quality.
Selected asset quality statistics for each of the past five quarters are presented in Figure 31. The factors that drive these statistics are discussed in the remainder of this section.

Figure 31. Selected Asset Quality Statistics from Continuing Operations

	2010			2009

dollars in millions	Third	Second	First	Fourth	Third

Net loan charge-offs	$357	$435	$522	$708	$587
Net loan charge-offs to average loans	2.69%	3.18%	3.67%	4.64%	3.59%
Allowance for loan losses	$1,957	$2,219	$2,425	$2,534	$2,485
Allowance for credit losses (a)	2,056	2,328	2,544	2,655	2,579
Allowance for loan losses to period-end loans	3.81%	4.16%	4.34%	4.31%	4.00%
Allowance for credit losses to period-end loans	4.00	4.36	4.55	4.52	4.15
Allowance for loan losses to nonperforming loans	142.64	130.30	117.43	115.87	108.52
Allowance for credit losses to nonperforming loans	149.85	136.70	123.20	121.40	112.62
Nonperforming loans at period end	$1,372	$1,703	$2,065	$2,187	$2,290
Nonperforming assets at period end	1,801	2,086	2,428	2,510	2,799
Nonperforming loans to period-end portfolio loans	2.67%	3.19%	3.69%	3.72%	3.68%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	3.48	3.88	4.31	4.25	4.46

(a)	Includes the allowance for loan losses plus the liability for credit losses on lending-related commitments.
Watch and criticized assets. Watch assets are troubled commercial loans with the potential to deteriorate in quality due to the client’s current financial condition and possible inability to perform in accordance with the terms of the underlying contract. Criticized assets are troubled loans and other assets that show additional signs of weakness that may lead, or have led, to an interruption in scheduled repayments from primary sources, potentially requiring us to rely on repayment from secondary sources, such as collateral liquidation. Criticized assets showed significant improvement during the third quarter of 2010 from both the prior quarter and the same period one year ago.
Allowance for loan losses. At September 30, 2010, the allowance for loan losses was $2.0 billion, or 3.81% of loans, compared to $2.5 billion, or 4.00%, at September 30, 2009. The allowance includes $135 million that was specifically allocated for impaired loans of $840 million at September 30, 2010, compared to $390 million that was allocated for impaired loans of $1.8 billion one year ago. For more information about impaired loans, see Note 8 (“Nonperforming Assets and Past Due Loans from Continuing Operations”). At September 30, 2010, the allowance for loan losses was 142.64% of nonperforming loans, compared to 108.52% at September 30, 2009.
We estimate the appropriate level of the allowance for loan losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 82 of our 2009 Annual Report to Shareholders. Briefly, we apply historical loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. If an impaired loan has an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. The allowance for loan losses at September 30, 2010, represents our best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 32, our allowance for loan losses decreased by $528 million, or 21%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio, which has trended more favorably the past three quarters. Asset quality is improving and has resulted in favorable risk rating migration and a reduction in our general allowance. Our delinquency trends continue to decline while our roll rates keep improving. We attribute this to a moderate economic outlook, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio. Our liability for credit losses on lending-related commitments increased slightly by $5 million to $99 million at September 30, 2010, compared to the same period one year ago. When combined with our allowance for loan losses, our total allowance for credit losses represented 4.00% of loans at the end of the third quarter of 2010 compared to 4.15% at the end of the third quarter of 2009. We anticipate further reductions in the level of our allowance for loan losses for the balance of 2010 as a result of our expectation of lower levels of net charge-offs and nonperforming loans as the economy continues to show signs of improvement.

Figure 32. Allocation of the Allowance for Loan Losses

	September 30, 2010			December 31, 2009			September 30, 2009
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance	Loan		Allowance	Loan		Allowance	Loan
		to	Type to		to	Type to		to	Type to
		Total	Total		Total	Total		Total	Total
dollars in millions	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

Commercial, financial and agricultural	$586	29.9%	32.0%	$796	31.4%	32.8%	$766	30.7%	33.1	%
Commercial real estate:
Commercial mortgage	528	27.0	18.9	578	22.8	17.8	574	23.1	18.0
Construction	248	12.7	5.3	418	16.5	8.1	466	18.8	8.8

Total commercial real estate loans	776	39.7	24.2	996	39.3	25.9	1,040	41.9	26.8
Commercial lease financing	200	10.2	12.8	280	11.1	12.6	240	9.7	12.5

Total commercial loans	1,562	79.8	69.0	2,072	81.8	71.3	2,046	82.3	72.4
Real estate — residential mortgage	43	2.2	3.6	30	1.2	3.1	17	.7	2.8
Home equity:
Community Banking	127	6.4	18.8	130	5.1	17.1	116	4.7	16.3
Other	60	3.1	1.4	78	3.1	1.4	84	3.4	1.4

Total home equity loans	187	9.5	20.2	208	8.2	18.5	200	8.1	17.7
Consumer other — Community Banking	58	3.0	2.3	73	2.9	2.0	66	2.7	2.0
Consumer other:
Marine	95	4.9	4.6	140	5.5	4.7	142	5.7	4.7
Other	12	.6	.3	11	.4	.4	14	.5	.4

Total consumer other	107	5.5	4.9	151	5.9	5.1	156	6.2	5.1

Total consumer loans	395	20.2	31.0	462	18.2	28.7	439	17.7	27.6

Total loans (a)	$1,957	100.0%	100.0%	$2,534	100.0%	100.0%	$2,485	100.0%	100.0	%

(a)	Excludes allocations of the allowance for loan losses in the amount of $123 million, $157 million and $164 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, related to the discontinued operations of the education lending business.
Our provision for loan losses was $94 million for the third quarter of 2010, compared to $733 million for the year-ago quarter. Our net loan charge-offs for the third quarter of 2010 exceeded the provision for loan losses by $263 million. The decrease in our provision is due to the improving credit quality we have experienced in most of our loan portfolios and the reduction of our outstanding loan balances. Additionally, we continue to work our exit loans through the credit cycle, and reduce exposure in our higher-risk businesses including residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs. As these outstanding loan balances decreases, so does their required allowance for loan losses and corresponding provision.
Net loan charge-offs. Net loan charge-offs for the third quarter of 2010 totaled $357 million, or 2.69% of average loans from continuing operations. These results compare to net charge-offs of $587 million, or 3.59%, for the same period last year. Figure 33 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 34.
Over the past twelve months, net charge-offs in the commercial loan portfolio dropped by $218 million, due primarily to commercial real estate related credits within the Real Estate Capital and Corporate Banking Services line of business. Net charge-offs for this line of business declined by $183 million from the third quarter of 2009 and decreased $309 million from the fourth quarter of 2009. Net charge-offs for this line of business included $131 million of net charge-offs recorded on two specific customer relationships during the fourth quarter of 2009. Compared to the fourth quarter of 2009, net loan charge-offs in the commercial loan portfolio decreased by $329 million which was attributable to declines in both the real estate commercial mortgage and construction categories. As shown in Figure 36, our exit loan portfolio accounted for $105 million, or 29%, of total net loan charge-offs for the third quarter of 2010. We expect net charge-offs to remain elevated for the remainder of 2010.

Figure 33. Net Loan Charge-offs from Continuing Operations

	2010			2009

dollars in millions	Third	Second	First	Fourth	Third

Commercial, financial and agricultural	$136	$136	$126	$218	$168
Real estate ___ commercial mortgage	46	126	106	165	81
Real estate ___ construction	76	75	157	181	216
Commercial lease financing	16	14	21	39	27

Total commercial loans	274	351	410	603	492
Home equity — Community Banking	35	25	30	27	25
Home equity — Other	13	16	17	19	20
Marine	12	19	38	33	25
Other	23	24	27	26	25

Total consumer loans	83	84	112	105	95

Total net loan charge-offs	$357	$435	$522	$708	$587

Net loan charge-offs to average loans	2.69%	3.18%	3.67%	4.64%	3.59%

Net loan charge-offs from discontinued operations — education lending business	$22	$31	$36	$36	$38

Figure 34. Summary of Loan Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
dollars in millions	2010	2009	2010	2009

Average loans outstanding	$52,566	$64,830	$55,030	$68,359

Allowance for loan losses at beginning of period	$2,219	$2,339	$2,534	$1,629
Loans charged off:
Commercial, financial and agricultural	170	180	461	606

Real estate — commercial mortgage	50	81	287	190
Real estate — construction	88	217	331	456

Total commercial real estate loans (a)	138	298	618	646
Commercial lease financing	22	32	68	83

Total commercial loans	330	510	1,147	1,335
Real estate — residential mortgage	7	4	25	11
Home equity:
Community Banking	36	26	95	69
Other	14	20	49	54

Total home equity loans	50	46	144	123
Consumer other — Community Banking	15	19	48	50
Consumer other:
Marine	25	35	104	113
Other	3	5	11	14

Total consumer other	28	40	115	127

Total consumer loans	100	109	332	311

Total loans charged off	430	619	1,479	1,646
Recoveries:
Commercial, financial and agricultural	34	12	63	38

Real estate — commercial mortgage	4	—	9	1
Real estate — construction	12	1	23	3

Total commercial real estate loans (a)	16	1	32	4
Commercial lease financing	6	5	17	16

Total commercial loans	56	18	112	58
Real estate — residential mortgage	1	—	2	—
Home equity:
Community Banking	1	1	5	3
Other	1	—	3	1

Total home equity loans	2	1	8	4
Consumer other — Community Banking	1	2	5	5
Consumer other:
Marine	13	10	35	27
Other	—	1	3	3

Total consumer other	13	11	38	30

Total consumer loans	17	14	53	39

Total recoveries	73	32	165	97

Net loans charged off	(357)	(587)	(1,314)	(1,549)
Provision for loan losses	94	733	735	2,403
Foreign currency translation adjustment	1	—	2	2

Allowance for loan losses at end of period	$1,957	$2,485	$1,957	$2,485

Liability for credit losses on lending-related commitments at beginning of period	$109	$65	$121	$54
Provision (credit) for losses on lending-related commitments	(10)	29	(22)	40

Liability for credit losses on lending-related commitments at end of period (b)	$99	$94	$99	$94

Total allowance for credit losses at end of period	$2,056	$2,579	$2,056	$2,579

Net loan charge-offs to average loans	2.69%	3.59%	3.19%	3.03%
Allowance for loan losses to period-end loans	3.81	4.00	3.81	4.00
Allowance for credit losses to period-end loans	4.00	4.15	4.00	4.15
Allowance for loan losses to nonperforming loans	142.64	108.52	142.64	108.52
Allowance for credit losses to nonperforming loans	149.85	112.62	149.85	112.62

Discontinued operations — education lending business:
Loans charged off	$26	$39	$95	$110
Recoveries	4	1	6	3

Net loan charge-offs	$(22)	$(38)	$(89)	$(107)

(a)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets. Figure 35 shows the composition of our nonperforming assets. These assets totaled $1.8 billion at September 30, 2010, and represented 3.48% of portfolio loans, OREO and other nonperforming assets, compared to $2.5 billion, or 4.25%, at December 31, 2009, and $2.8 billion, or 4.46%, at September 30, 2009. Nonperforming assets were down over $998 million from their peak at September 30, 2009. We experienced another decrease in the inflow of nonperforming loans during the third quarter of 2010, representing our fifth consecutive decrease and the lowest level of new inflows since the third quarter of 2008. See Note 1 under the headings “Impaired and Other Nonaccrual Loans” and “Allowance for Loan Losses” beginning on page 81 of our 2009 Annual Report to Shareholders for a summary of our nonaccrual and charge-off policies.
Figure 35. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

	September 30,	June 30,	March 31,	December 31,	September 30,

dollars in millions	2010	2010	2010	2009	2009

Commercial, financial and agricultural	$335	$489	$558	$586	$679

Real estate — commercial mortgage	362	404	579	614	566
Real estate — construction	333	473	607	641	702

Total commercial real estate loans	695	877	1,186	1,255	1,268
Commercial lease financing	84	83	99	113	131

Total commercial loans	1,114	1,449	1,843	1,954	2,078
Real estate — residential mortgage	90	77	72	73	68
Home equity:
Community Banking	106	112	111	107	103
Other	16	17	18	21	21

Total home equity loans	122	129	129	128	124
Consumer other — Community Banking	3	5	4	4	4
Consumer other:
Marine	41	41	16	26	15
Other	2	2	1	2	1

Total consumer other	43	43	17	28	16

Total consumer loans	258	254	222	233	212

Total nonperforming loans	1,372	1,703	2,065	2,187	2,290

Nonperforming loans held for sale	230	221	195	116	304

OREO	221	200	175	191	187
Allowance for OREO losses	(58)	(64)	(45)	(23)	(40)

OREO, net of allowance	163	136	130	168	147

Other nonperforming assets	36	26	38	39	58

Total nonperforming assets	$1,801	$2,086	$2,428	$2,510	$2,799

Accruing loans past due 90 days or more	$152	$240	$434	$331	$375
Accruing loans past due 30 through 89 days	662	610	639	933	1,071
Restructured loans — accruing and nonaccruing (a)	360	343	323	364	65
Restructured loans included in nonperforming loans (a)	228	213	226	364	65
Nonperforming assets from discontinued operations — education lending business	38	40	43	14	12
Nonperforming loans to year-end portfolio loans	2.67%	3.19%	3.69%	3.72%	3.68%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	3.48	3.88	4.31	4.25	4.46

(a)	Restructured loans (i.e. troubled debt restructurings) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.
As shown in Figure 35, nonperforming assets decreased during the third quarter of 2010 which represents the fourth consecutive quarterly decline. Most of the reduction came from nonperforming loans and OREO in the commercial real estate lines of business. These reductions were offset in part by an increase in nonperforming loans held for sale which reflects the actions we are taking to reduce our exposure in the commercial real estate and institutional portfolios through the sale of selected assets. As shown in Figure 36, our exit loan portfolio accounted for $290 million, or 16%, of total nonperforming assets at September 30, 2010, compared to $385 million, or 18%, at June 30, 2010.
At September 30, 2010, the carrying amount of our commercial nonperforming loans outstanding represented 62% of their original face value, and total nonperforming loans outstanding represented 67% of their face value. At the same date, OREO represented 51% of its original face value, while loans held for sale and other nonperforming assets in the aggregate represented 58% of their face value.
At September 30, 2010, our 20 largest nonperforming loans totaled $364 million, representing 27% of total loans on nonperforming status.
Figure 36 shows the composition of our exit loan portfolio at September 30, 2010 and June 30, 2010, the net charge-offs recorded on this portfolio for the third and second quarters of 2010, and the nonperforming status of these loans at September 30, 2010 and June 30, 2010. The exit loan portfolio represented 11% of total loans and loans held for sale at September 30, 2010.

Figure 36. Exit Loan Portfolio from Continuing Operations

						Balance on
	Balance		Change	Net Loan		Nonperforming

	Outstanding		9-30-10 vs.	Charge-offs		Status
in millions	9-30-10	6-30-10	6-30-10	3Q10	2Q10	9-30-10	6-30-10

Residential properties ___ homebuilder	$148	$195	$(47)	$23	$20	$94	$109

Residential properties ___ held for sale	8	25	(17)	—	—	8	25

Total residential properties	156	220	(64)	23	20	102	134

Marine and RV floor plan	225	268	(43)	7	14	42	59

Commercial lease financing (a)	2,231	2,437	(206)	47	44	88	133

Total commercial loans	2,612	2,925	(313)	77	78	232	326

Home equity ___ Other	707	753	(46)	13	16	16	17

Marine	2,355	2,491	(136)	12	19	41	41

RV and other consumer	172	188	(16)	3	1	1	1

Total consumer loans	3,234	3,432	(198)	28	36	58	59

Total exit loans in loan portfolio	$5,846	$6,357	$(511)	$105	$114	$290	$385

Discontinued operations — education lending business (not included in exit loans above) (b)	6,651	6,686	(35)	22	31	38	40

(a)	Includes the business aviation, commercial vehicle, office products, construction and industrial leases, and Canadian lease financing portfolios; and all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts consolidated upon the adoption of new consolidation accounting guidance on January 1, 2010.
Figure 37 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2009, total commitments and loans outstanding in this sector have declined by $5.5 billion and $2.8 billion, respectively, and have declined by $9 billion and $4.1 billion, respectively from September 30, 2009.
The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 38. As shown in this figure, nonperforming loans experienced another quarterly decrease as loans placed on nonaccrual decreased for the fourth consecutive quarter and loans sold and payments received on nonperforming loans increased in the third quarter of 2010 as compared to the second quarter of 2010 and the third quarter of 2010, as market liquidity improved.
Figure 37. Commercial, Financial and Agricultural Loans

				Nonperforming Loans
September 30, 2010	Total		Loans		Percent of Loans

dollars in millions	Commitments	(a)	Outstanding	Amount	Outstanding

Industry classification:

Services	$8,589		$3,459	$45	1.3%

Manufacturing	7,325		2,589	79	3.1

Public utilities	4,136		744	3	.4

Wholesale trade	3,010		1,224	13	1.1

Financial services	2,549		1,299	11	.8

Retail trade	1,951		812	5	.6

Property management	1,794		969	34	3.5

Dealer floor plan	1,550		1,028	51	5.0

Building contractors	1,297		563	32	5.7

Transportation	1,137		709	33	4.7

Mining	1,205		444	14	3.2

Agriculture/forestry/fishing	891		543	13	2.4

Public administration	472		237	—	—

Communications	525		227	—	—

Insurance	463		55	—	—

Individuals	3		1	—	—

Other	1,671		1,548	2	.1

Total	$38,568		$16,451	$335	2.0%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.

Figure 38. Summary of Changes in Nonperforming Loans from Continuing Operations

	2010			2009

in millions	Third	Second	First	Fourth	Third

Balance at beginning of period	$1,703	$2,065	$2,187	$2,290	$2,185

Loans placed on nonaccrual status	691	682	746	1,141	1,160

Charge-offs	(430)	(492)	(557)	(750)	(619)

Loans sold	(92)	(136)	(15)	(70)	(4)

Payments	(200)	(185)	(102)	(237)	(294)

Transfers to OREO	(39)	(66)	(20)	(98)	(91)

Transfers to nonperforming loans held for sale	(163)	(82)	(59)	(23)	(5)

Transfers to other nonperforming assets	(7)	(36)	(3)	(4)	(29)

Loans returned to accrual status	(91)	(47)	(112)	(62)	(13)

Balance at end of period	$1,372	$1,703	$2,065	$2,187	$2,290

Figure 39. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2010			2009

dollars in millions	Third	Second	First	Fourth	Third

Balance at beginning of period	$221	$195	$116	$304	$145

Transfers in	162	86	129	71	216

Net advances / (payments)	(35)	1	—	3	(3)

Loans sold	(50)	(53)	(38)	(228)	(45)

Transfers to OREO	(58)	(6)	(6)	—	—

Valuation adjustments	(6)	(2)	(6)	(18)	(7)

Loans returned to accrual status / other	(4)	—	—	(16)	(2)

Balance at end of period	$230	$221	$195	$116	$304

Factors that contributed to the change in our OREO during each of the last five quarters are summarized in Figure 40. As shown in this figure, the increase in the third quarter of 2010 was attributable to properties acquired through foreclosure or voluntary transfer from the borrower.
Figure 40. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing
Operations

	2010			2009

in millions	Third	Second	First	Fourth	Third

Balance at beginning of period	$136	$130	$168	$147	$171

Properties acquired — nonperforming loans	97	72	26	98	91

Valuation adjustments	(7)	(24)	(28)	(12)	(36)

Properties sold	(63)	(42)	(36)	(65)	(79)

Balance at end of period	$163	$136	$130	$168	$147

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
Item 1A. Risk Factors
An investment in our Common Shares, debt, or other securities is subject to risks inherent to our business and our industry. Before making an investment decision, you should carefully consider the risks and uncertainties described below relating to recent developments and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the period ended March 31, 2010, and June 30, 2010, together with all of the other information included or incorporated by reference in this report. Although we have significant risk management policies, procedures and practices aimed at mitigating uncertainties, these risks may nevertheless impair our business operations. These risks are not the only ones that we face. This report is qualified in its entirety by these risk factors.
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
RISKS RELATED TO RECENT DEVELOPMENTS
Our credit ratings affect our liquidity position.
KeyBank’s long-term debt deposit and senior debt ratings were identified in April 2009 by Moody’s as receiving a one notch “uplift” due to Moody’s assumption about systemic support. Subsequently, on July 27, 2010, Moody’s announced that it was reviewing for possible downgrade the ratings of ten large U.S. regional banks, including KeyBank, that benefit from systemic support. KeyCorp was identified as not receiving a systemic support “uplift.” On November 1, 2010, Moody’s announced the downgrade of ratings for ten large U.S. regional banks, including KeyBank, previously identified as benefiting from systemic support. KeyBank’s short term borrowings, senior long-term debt, and subordinated debt ratings received a one notch downgrade from P-1 to P-2, A2 to A3, and A3 to Baa1, respectively. The ratings downgrade could impact the ability of KeyBank to hold certain escrow deposit balances related to commercial mortgage securitizations serviced by Key and rated by Moody’s. The new ratings have breached minimum ratings thresholds established by Moody’s in connection with the securitizations that Key services. In the event Key is unable to obtain a waiver of the ratings requirements from Moody’s, it could be required, among other remedies, to evaluate alternative investments for these escrow deposit balances which are in the range of $1.50 to $1.85 billion. This may also trigger an impairment of our mortgage servicing assets. Additionally, the ratings downgrade could decrease the number of investors and counterparties willing to lend to Key.
The Federal Reserve has acknowledged the rising risk of a double dip recession and deflation. Should this occur, the financial services industry and our business could be adversely affected.
Despite the conclusion of the recession, the recovery continues to progress slowly; consumer confidence remains low, unemployment remains high at 9.6% for September 2010, and the housing market remains an important downside risk, with prices expected to fall through much of next year. Given the concerns about the U.S. economy, U.S. employers will approach hiring with caution, and as a result unemployment is expected to rise until mid-2011. Furthermore, the Federal Open Market Committee communicated in its September 2010 statement that it is now concerned about the risks associated with low inflation. Monetary and fiscal policy measures may be insufficient to strengthen the recovery and restore stability to the financial markets. Should economic indicators not improve, the U.S. could face a double dip recession and corresponding deflation. A double dip recession and deflation could affect us in a variety of substantial and unpredictable ways as well as affect our borrowers’ ability to meet their repayment obligations. These factors could have a Material Adverse Effect on Us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Key’s repurchases of its Common Shares for the three months ended September 30, 2010.

				Total Number of Shares Purchased as		Maximum number of shares that may yet
	Total number of shares		Average price paid	Part of Publicly Announced Plans or		be purchased under the plans or
Calendar month	repurchased	(a)	per share	Programs	(b)	programs	(b)

July	175,119		$7.79	—		13,922,496

August	20,378		7.91	—		13,922,496

September	17,441		8.14	—		13,922,496

Total	212,938		$7.83	—		13,922,496

(a)	Represents common shares acquired from employees in connection with Key’s stock compensation plans.

(b)	During the third quarter of 2010, Key did not make any repurchases pursuant to any publicly announced plan or program to repurchase its Common Stock; the total Common Shares purchased represents shares deemed surrendered to Key to satisfy certain employee elections under its compensation and benefit programs. As such, there has been no change in the maximum number of shares that may yet be purchased under the plans or programs.
Item 6. Exhibits
15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: November 4, 2010

By: Robert L. Morris
Executive Vice President and
Chief Accounting Officer