Form 10-K
period 2010-12-31
KEYCORP /NEW/
filed 2011-02-24
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[✓]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or
[ ]	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 1-11302

Exact name of Registrant as specified in its charter:

Ohio	34-6542451
State or other jurisdiction of incorporation or organization:	IRS Employer Identification Number:

127 Public Square, Cleveland, Ohio	44114
Address of Principal Executive Offices:

(216) 689-3000
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ✓
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No ✓

The aggregate market value of voting stock held by nonaffiliates of the Registrant is approximately $6,771,158,151 (based on the June 30, 2010, closing price of Common Shares of $7.69 as reported on the New York Stock Exchange). As of February 22, 2011, there were 880,468,918 Common Shares outstanding.
Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

KEYCORP

2010 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Forward-looking Statements

From time to time, we have made or will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “plan,” “expect,” “anticipate,” “intend,” “project,” “believe,” “estimate,” or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the SEC. In addition, we may make forward-looking statements orally to analysts, investors, representatives of the media and others.

Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:

♦ indications of an improving economy may prove to be premature;

♦	the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will subject us to a variety of new and more stringent legal and regulatory requirements;

♦	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

♦	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

♦	our ability to effectively deal with an economic slowdown or other economic or market difficulty;

♦	adverse changes in credit quality trends;

♦	our ability to determine accurate values of certain assets and liabilities;

♦	reduction of the credit ratings assigned to KeyCorp and KeyBank;

♦	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

♦	changes in investor sentiment, consumer spending or saving behavior;

♦	our ability to manage liquidity;

♦	our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

♦	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

♦	changes in foreign exchange rates;

♦	limitations on our ability to return capital to shareholders and potential dilution of our Common Shares as a result of the United States Department of the Treasury’s (the “U.S. Treasury”) investment under the terms of its Capital Purchase Program (the “CPP”);

♦	adequacy of our risk management program;

♦	increased competitive pressure due to consolidation;

♦	other new or heightened legal standards and regulatory requirements, practices or expectations;

♦	our ability to timely and effectively implement our strategic initiatives;

♦	increases in Federal Deposit Insurance Corporation (the “FDIC”) premiums and fees;

♦	unanticipated adverse affects of acquisitions and dispositions of assets, business units or affiliates;

♦	our ability to attract and/or retain talented executives and employees;

♦	operational or risk management failures due to technological or other factors;

♦	changes in accounting principles or in tax laws, rules and regulations;

♦	adverse judicial proceedings;

♦	occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate; and

♦	other risks and uncertainties summarized in Part 1, Item 1A: Risk Factors in this report.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our SEC filings, including our reports on Forms 8-K, 10-K and 10-Q and our registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov and on our website at www.Key.com/IR.

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and are one of the nation’s largest bank-based financial services companies, with consolidated total assets of $91.8 billion at December 31, 2010. KeyCorp is the parent holding company for KeyBank National Association (“KeyBank”), its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance and investment banking products and services to individual, corporate and institutional clients through two major business segments: Key Community Bank and Key Corporate Bank.

As of December 31, 2010, these services were provided across the country through KeyBank’s 1,033 full-service retail banking branches in fourteen states, additional offices, a telephone banking call center services group and a network of 1,531 automated teller machines (“ATMs”) in fifteen states. Additional information pertaining to our two business segments is included in this report in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), in the “Line of Business Results” section, and in Note 21 (“Line of Business Results”) of the Notes to the Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data are incorporated herein by reference. KeyCorp and its subsidiaries had an average of 15,610 full-time equivalent employees for 2010.

In addition to the customary banking services of accepting deposits and making loans, our bank and trust company subsidiaries offer personal and corporate trust services, personal financial services, access to mutual funds, cash management services, investment banking and capital markets products, and international banking services. Through our bank, trust company and registered investment adviser subsidiaries, we provide investment management services to clients that include large corporate and public retirement plans, foundations and endowments, high-net-worth individuals and multi-employer trust funds established for providing pension or other benefits to employees.

We provide other financial services — both within and outside of our primary banking markets — through various nonbank subsidiaries. These services include principal investing, community development financing, securities underwriting and brokerage, and merchant services. We also are an equity participant in a joint venture that provides merchant services to businesses.

KeyCorp is a legal entity separate and distinct from its banks and other subsidiaries. Accordingly, the right of KeyCorp, its security holders and its creditors to participate in any distribution of the assets or earnings of its banks and other subsidiaries is subject to the prior claims of the creditors of such banks and other subsidiaries, except to the extent that KeyCorp’s claims in its capacity as a creditor may be recognized.

Additional Information

A comprehensive list of acronyms and abbreviations used throughout this report is included in Note 1 (“Summary of Significant Accounting Policies”) in Item 8 of this report.

The following financial data is included in this report in the MD&A and Item 8. Financial Statements and Supplementary Data are incorporated herein by reference as indicated below:

Description of Financial Data	Page(s)

Selected Financial Data	39
Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations	48-49
Components of Net Interest Income Changes from Continuing Operations	50
Composition of Loans	56
Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates	63
Securities Available for Sale	65
Held-to-Maturity Securities	65
Maturity Distribution of Time Deposits of $100,000 or More	66
Allocation of the Allowance for Loan and Lease Losses	82
Summary of Loan and Lease Loss Experience from Continuing Operations	84
Summary of Nonperforming Assets and Past Due Loans from Continuing Operations	85
Exit Loan Portfolio from Continuing Operations	86
Asset Quality	110
Short-Term Borrowings	144

Our executive offices are located at 127 Public Square, Cleveland, Ohio 44114-1306, and our telephone number is (216) 689-3000. Our website is www.Key.com, and the investor relations section of our website may be reached through www.key.com/ir. We make available free of charge, on or through the investor relations links on our website, annual reports on Form 10-K, quarterly reports on Form 10-Q ,and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department, are the charters for our Audit Committee, Compensation and Organization Committee, Executive Committee, Nominating and Corporate Governance Committee, and Risk Management Committee; our Corporate Governance Guidelines; the Code of Ethics governing our directors, officers and employees; our Standards for Determining Independence of Directors; and our Limitation on Luxury Expenditures Policy. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any senior executive officer or director. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act.

Shareholders may obtain a copy of any of the above-referenced corporate governance documents by writing to our Investor Relations Department at Investor Relations, KeyCorp, 127 Public Square, Mailcode OH-01-27-1113, Cleveland, Ohio 44114-1306; by calling (216) 689-3000; or by sending an e-mail to investor_relations@keybank.com.

Acquisitions and Divestitures

The information presented in Note 13 (“Acquisition, Divestiture, and Discontinued Operations”) is incorporated herein by reference.

Competition

The market for banking and related financial services is highly competitive. KeyCorp and its subsidiaries (“Key”) compete with other providers of financial services, such as bank holding companies, commercial banks, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national institutions that offer financial services. Many of our competitors enjoy fewer regulatory constraints and some may have lower cost structures. The financial services industry is likely to become more competitive as further technology advances enable more companies to provide financial services. Technological advances may diminish the importance of depository institutions and other financial institutions. We compete by offering quality products and innovative services at competitive prices, and by maintaining our products and services offerings to keep pace with customer preferences and industry standards.

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services. Consolidation continued during 2010 and led to redistribution of deposits and certain banking assets to larger financial institutions. Financial institutions with liquidity challenges sought mergers and the deposits and certain banking assets of the 157 banks that failed during 2010, representing $96.7 billion in total assets, were redistributed through the FDIC’s least-cost resolution process. These factors have intensified the concentration of the industry over the last few years and placed increased competitive pressure on Key’s core banking products and services.

Supervision and Regulation

The following discussion addresses elements of the regulatory framework applicable to bank holding companies, financial holding companies and their subsidiaries and provides certain specific information regarding material elements of the regulatory framework applicable to us. This regulatory framework is intended primarily to protect customers and depositors, the Deposit Insurance Fund (the “DIF”) of the FDIC and the banking system as a whole, rather than for the protection of security holders and creditors. We cannot necessarily predict changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on our business, financial condition or results of operations.

General

As a bank holding company, KeyCorp is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the BHCA. Pursuant to the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any bank, without the prior approval of the Federal Reserve. In addition, bank holding companies are generally prohibited from engaging in commercial or industrial activities.

Our bank subsidiaries are also subject to extensive regulation, supervision and examination by applicable federal banking agencies. We operate one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary whose activities are limited to those of a fiduciary. Both of our national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). Because domestic deposits in KeyBank are insured (up to applicable limits) and certain debt obligations of KeyBank and KeyCorp are temporarily guaranteed by the FDIC, the FDIC also has certain regulatory and supervisory authority over KeyBank and KeyCorp under the Federal Deposit Insurance Act (the “FDIA”).

We also have other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve, as well as other applicable state and federal regulatory agencies and self-regulatory organizations. For example, our brokerage and asset management subsidiaries are subject to supervision and regulation by the SEC, the Financial Industry Regulatory Authority and state securities regulators, and our insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the states in which they operate. Our other nonbank subsidiaries are subject to laws and regulations of both the federal government and the various states in which they are authorized to do business.

Capital Actions, Dividend Restrictions and the Supervisory Capital Assessment Program

On November 14, 2008, KeyCorp sold $2.5 billion of Fixed-Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and a warrant to purchase 35,244,361 common shares, par value $1.00 (the “Warrant”), to the U.S. Treasury in conjunction with its CPP. The terms of the transaction with the U.S. Treasury include limitations on our ability to pay dividends and repurchase Common Shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, we will not be able to increase our dividends above the level paid in the third quarter of 2008, nor will we be permitted to repurchase any of its Common Shares or preferred stock without the approval of the U.S. Treasury, subject to the availability of certain limited exceptions (e.g., for purchases in connection with benefit plans).

The Federal Reserve advised in its Supervisory Letter SR 09-4 (revised March 27, 2009) that recipients of CPP funds should communicate reasonably in advance with Federal Reserve staff concerning how any proposed dividends, capital redemptions and capital repurchases are consistent with the requirements of CPP, and related Federal Reserve supervisory policy. Furthermore, the Federal Reserve’s Revised Temporary Addendum to SR 09-4 issued in November 2010 (the “Revised Addendum”), outlined its Supervisory Capital Assessment Program (“SCAP”) expectations, and clarified that SCAP bank holding companies (“BHCs”) planned capital actions, including plans to repay any outstanding U.S. government investment in common or preferred shares, requests to increase common stock dividends, reinstate or increase common stock repurchase programs, or make other capital distributions, would be evaluated as part of the supervisory assessment. As with all of the nineteen SCAP BHCs, should we seek to raise our Common Shares dividend following any repayment of the U.S. Treasury, we must consult with the Federal Reserve and demonstrate that such actions are consistent with existing supervisory guidance.

Federal banking law and regulations also limit the amount of dividends that may be paid to us by our bank subsidiaries without regulatory approval. Historically, dividends paid to us by KeyBank have been an important source of cash flow for KeyCorp to pay dividends on our equity securities and interest on its debt. The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of: (i) the bank’s net income for the current year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent of its undivided profits. Our national bank subsidiaries are subject to these restrictions. During 2010, KeyBank did not pay any dividends to us; nonbank subsidiaries paid us a total of $25 million in dividends. During 2010, KeyBank could not pay dividends to us without prior regulatory approval because KeyBank’s net losses of $1.151 billion for 2009 and $1.161 billion for 2008 exceeded KeyBank’s net income during 2010. We made capital infusions of $100 million and $1.2 billion for 2010 and 2009, respectively, into KeyBank in the form of cash. At December 31, 2010, we held $3.3 billion in short-term investments, which can be used to pay dividends, service debt, and finance corporate operations.

If, in the opinion of a federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the FDIA, an insured depository institution may not pay any dividend: (i) if payment would cause it to become less than “adequately capitalized” or (ii) while it is in default in the payment of an assessment due to the FDIC. For additional information on capital categories see the “Regulatory Capital Standards and Related Matters —Prompt Corrective Action” section below. Also, the federal banking agencies have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

SCAP

The Federal Reserve’s Revised Addendum related to the conduct of SCAP for 2011 requested that each SCAP BHC submit its Comprehensive Capital Plan by January 7, 2011. The Comprehensive Capital Plan requirements include, among other things:

♦	the incorporation of stress testing with a minimum planning horizon of 24 months;

♦	a review of planned capital actions and pro forma estimates;

♦	management’s plans for addressing proposed revisions to the regulatory capital framework agreed to by the Basel Committee;

♦	a transition plan with pro forma estimates of regulatory capital ratios under the Basel III framework over the phase-in period; and

♦	detail supporting the actions and assumptions to be taken over the entire period necessary for the BHC to meet the fully phased-in 7% Tier 1 common equity target.

Pursuant to the Dodd-Frank Act, the Federal Reserve is required beginning in 2012 to perform an annual supervisory assessment of certain covered BHCs and non-banks, and these same financial companies will be required to conduct semi-annual stress tests. Currently, we conduct stress testing on a quarterly basis. The Dodd-Frank Act also requires the Federal Reserve to issue regulations concerning its supervisory assessment and stress testing by January 2012, which must: (1) prescribe that three scenarios be used in the stress test—baseline, adverse, and severely adverse; (2) establish the methodologies for the conduct of the test; (3) establish the form and content of the report required to be submitted to the Federal Reserve and the financial institution’s primary regulator; and (4) require companies to publish a summary of the required stress test. These regulations have yet to be issued.

Holding Company Structure

Bank Transactions with Affiliates. Federal banking law and the regulations promulgated thereunder impose qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates. Transactions covered by these provisions must be on arm’s length terms, and cannot exceed certain amounts, determined with reference to the bank’s regulatory capital. Moreover, if a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute. These provisions materially restrict the ability of KeyBank, as a bank, to fund its affiliates including KeyCorp, KeyBanc Capital Markets Inc., any of the Victory mutual funds, and KeyCorp’s nonbanking subsidiaries engaged in making merchant banking investments.

Source of Strength Doctrine. Under the Dodd-Frank Act and long-standing Federal Reserve policy, a bank holding company is expected to serve as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at a time when we may not have the resources to, or would choose not to, provide it. Certain loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, federal law provides that in the event of a bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Bank holding companies are subject to risk-based capital guidelines adopted by the Federal Reserve. These guidelines establish minimum ratios of qualifying capital to risk-weighted assets. Qualifying capital includes Tier 1 capital and Tier 2 capital. Risk-weighted assets are calculated by assigning varying risk-weights to broad categories of assets and off-balance sheet exposures, based primarily on counterparty credit risk. The required minimum Tier 1 risk-based capital ratio, calculated by dividing Tier 1 capital by risk-weighted assets, is currently 4.00%. The required minimum total risk-based capital ratio is currently 8.00%. It is calculated by dividing the sum of Tier 1 capital and Tier 2 capital (which cannot exceed the amount of Tier 1 capital), after certain deductions, by risk-weighted assets.

Tier 1 capital includes common equity, qualifying perpetual preferred equity (including the Series A Preferred Stock and the Series B Preferred Stock), and minority interests in the equity accounts of consolidated subsidiaries less certain intangible assets (including goodwill) and certain other assets. Tier 2 capital includes qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, perpetual preferred equity not includable in Tier 1 capital, limited amounts of term subordinated debt, and medium-term preferred equity, certain unrealized holding gains on certain equity securities, and the allowance for loan and lease losses, limited as a percentage of net risk-weighted assets.

Bank holding companies, whose securities and commodities trading activities exceed specified levels also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk).

On January 11, 2011, the federal banking agencies published a proposal to revise their market risk capital rules. The proposal would modify the scope of such rules to better capture positions for which the market risk capital rules are appropriate, reduce pro-cyclicality in market risk capital requirements, enhance the rules’ sensitivity to risks that are not adequately captured under the current regulatory measurement methodologies, and increase transparency through enhanced disclosures. The proposal does not include the methodologies adopted by the Basel Committee on Banking Supervision (the “Basel Committee”) for calculating the specific risk capital requirements for debt and securitization positions because those methodologies relay on credit ratings, which is impermissible under the Dodd-Frank Act. Consequently, the proposal retains the current specific risk treatment for these positions until the agencies develop alternative standards of creditworthiness as required by the Dodd-Frank Act. At December 31, 2010, we had regulatory capital in excess of all minimum risk-based requirements, including all required adjustments for market risk.

In addition to the risk-based standards, bank holding companies are subject to the Federal Reserve’s leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 risk-based capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3.00% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4.00%. At December 31, 2010, Key had regulatory capital in excess of all minimum leverage capital requirements, and satisfied the SCAP requirements set forth in supervisory guidance.

Our national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those imposed by the Federal Reserve on bank holding companies. At December 31, 2010, each of our national bank subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.

In addition to establishing regulatory minimum ratios of capital to assets for all bank holding companies and their bank subsidiaries, the risk-based and leverage capital guidelines also identify various organization-specific factors and risks that are not taken into account in the computation of the capital ratios but that affect the overall supervisory evaluation of a banking organization’s regulatory capital adequacy and can result in the imposition of higher minimum regulatory capital ratio requirements upon the particular organization. Neither the Federal Reserve nor the OCC has advised us or any of our national bank subsidiaries of any specific minimum risk-based or leverage capital ratios applicable to us or such national bank subsidiary.

Prompt Corrective Action. The federal banking agencies are required to take prompt corrective action in respect of depository institutions, that do not meet minimum capital requirements under federal law. Such prompt corrective action includes imposing progressively more restrictions on operations, management, and capital distributions as an institution’s capital decreases. FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories — well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized — using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. At December 31, 2010, KeyBank was well capitalized under the prompt corrective action standards. Federal law also requires that the bank regulatory agencies implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more restrictions on operations, management and capital distributions.

Bank holding companies are not grouped into any of the five capital categories applicable to insured depository institutions. If such categories applied to bank holding companies, we believe that KeyCorp would satisfy the well capitalized criteria at December 31, 2010. An institution’s prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of the institution or parent bank holding company, and should be considered in conjunction with other available information regarding the financial condition and results of operations of the institution and its parent bank holding company.

Basel Accords

Overview

The current minimum risk-based capital requirements adopted by the U.S. federal banking agencies are based on a 1988 international accord (“Basel I”) that was developed by the Basel Committee. In 2004, the Basel Committee published a new capital framework document (“Basel II”) governing the capital adequacy of large, internationally active banking organizations that generally rely on sophisticated risk management and measurement systems. Basel II is designed to create incentives for these organizations to improve their risk measurement and management processes and to better align minimum capital requirements with the risks underlying their activities.

Basel II adopts a three-pillar framework for addressing capital adequacy — minimum capital requirements, supervisory review, and market discipline. In December 2007, U.S. federal banking regulators issued a final rule for Basel II implementation, requiring banks with over $250 billion in consolidated total assets or on-balance sheet foreign exposure of $10 billion (core banks) to adopt the advanced approach of Basel II while allowing other institutions to elect to opt-in. Currently, neither KeyCorp nor KeyBank is required to apply this final rule.

Basel III Capital Framework

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III is a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector. These measures aim to improve the banking sector’s ability to absorb shocks arising from financial and economic stress, whatever the source, improve risk management and governance, and strengthen banks’ transparency and disclosures. Basel III requires higher and better-quality capital, better risk coverage, the introduction of an international leverage ratio as a backstop to the risk-based requirement, measures to promote the build up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

The Basel III final capital framework, among other things:

•	introduces as a new capital measure, “common equity Tier 1,” and specifies that Tier 1 capital consists of common equity Tier 1 and “additional Tier 1 capital” instruments meeting specified requirements;

•	when fully phased in on January 1, 2019, will require banks to maintain: (a) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which effectively results in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (b) a Tier 1 capital to risk-weighted assets ratio of at least 6%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (c) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (d) a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter);

•	provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a common equity Tier 1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%); and

•	the capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the short fall.

The implementation of the Basel III final capital framework will commence January 1, 2013. On that date, banks with regulators adopting these standards in full would be required to meet the following minimum capital ratios – 3.5% common equity Tier 1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets, and 8.0% total capital to risk-weighted assets. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III final framework provides for a number of new deductions from and adjustments to common equity Tier 1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from common equity Tier 1 to the extent that any one such category exceeds 10% of common equity Tier 1 or all such categories in the aggregate exceed 15% of common equity Tier 1. Implementation of the deductions and other adjustments to common equity Tier 1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year).

Basel III Liquidity Framework

The Basel III final liquidity framework requires banks to comply with two measures of liquidity risk exposure:

•	the “liquidity coverage ratio”, based on a 30-day time horizon and calculated as the ratio of the “stock of high-quality liquid assets” divided by “total net cash outflows over the next 30 calendar days”, which must be at least 100%; and

•	the “net stable funding ratio”, calculated as the ratio of the “available amount of stable funding” divided by the “required amount of stable funding”, which must be at least 100%.

Each of the components of these ratios is defined, and the ratio calculated, in accordance with detailed requirements in the Basel III liquidity framework. Although the Basel Committee has not asked for additional comment on these ratios, both are subject to observation periods and transitional arrangements. The Basel III liquidity framework provides specifically that revisions to the liquidity coverage ratio will be made by mid-2013, with such ratios being introduced as a requirement on January 1, 2015, revisions to the net stable funding ratio will be made by mid-2016, and the net stable funding ratio will be introduced as a requirement on January 1, 2018.

On January 13, 2011, the Basel Committee issued its final “minimum requirements to ensure loss absorbency at the point non-viability” document. It requires that all non-common Tier 1 and Tier 2 instruments (e.g., non-cumulative perpetual preferred stock and subordinated debt) issued by an internationally active bank must have a provision that such instruments, at the option of the relevant regulator, are to either be written-off or converted into common equity upon the occurrence of certain trigger events. The final loss absorbency requirements specify that instruments issued on or after January 1, 2013, must meet the new criteria to be included in regulatory capital. Instruments issued prior to January 1, 2013, that do not meet the criteria, but that meet all of the entry criteria for additional Tier 1 or Tier 2 capital, will be considered as instruments that no longer qualify as additional Tier 1 or Tier 2 capital and will be phased out from January 1, 2013 in accordance with the Basel III framework. These provisions are similar to the concept set forth in the Dodd-Frank Act of phasing out of trust preferred securities, cumulative preferred securities and certain other securities as Tier 1 capital over a three-year period beginning January 1, 2013, as well as the application of similar capital standards to BHCs as are currently applied to depository institutions.

The U.S. bank regulatory agencies have not yet set forth a formal timeline for a notice of proposed rulemaking or final adoption of regulations responsive to Basel III. However, they have indicated informally that a notice of proposed rulemaking likely will be released in mid-2011, with final amendments to regulations becoming effective in mid-2012. Given our strong capital position, we expect to be able to satisfy the Basel III capital framework should U.S. capital regulations corresponding to it be finalized. While we also have a strong liquidity position, the Basel III liquidity framework could require us and other U.S. banks to initiate additional liquidity management initiatives, including adding additional liquid assets, issuing term debt, and modifying our product pricing for loans, commitments, and deposits. U.S. regulators have indicated that they may elect to make certain refinements to the Basel III liquidity framework. Accordingly, at this point it is premature to assess the impact of the Basel III liquidity framework.

Federal Deposit Insurance Act

Deposit Insurance Coverage Limits.

Throughout 2010, the FDIC standard maximum depositor insurance coverage limit was $250,000. This limit, which was made permanent by the Dodd-Frank Act, applies per depositor, per insured depository institution, for each account ownership category. Also under the Dodd-Frank Act, as amended by H.R. 6398, the FDIC is required to provide temporary unlimited coverage for qualifying noninterest-bearing transaction accounts, including Interest on Lawyers Trust Accounts. This temporary unlimited coverage is effective from December 31, 2010, through December 31, 2012.

Deposit Insurance Assessments

Substantially all of KeyBank’s domestic deposits are insured up to applicable limits by the FDIC. The FDIC assesses an insured depository institution an amount for deposit insurance premiums equal to its deposit insurance assessment base times a risk-based assessment rate. Under the risk-based assessment system in effect during 2010, annualized deposit insurance premium assessments ranged from $.07 to $.775 for each $100 of assessable domestic deposits based on the institution’s risk category. This system will remain in effect for the first quarter of 2011. In 2009, the FDIC amended its assessment regulations to require insured depository institutions to prepay, on December 30, 2009, their estimated quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. KeyBank’s assessment prepayment was $539 million. For 2010, our FDIC insurance assessment was $124 million. As of December 31, 2010, we had $388 million of prepaid FDIC insurance assessment recorded on our balance sheet.

The Dodd-Frank Act requires the FDIC to change the assessment base from domestic deposits to average consolidated total assets minus average tangible equity, and requires the DIF reserve ratio to increase to 1.35% by September 30, 2020, rather than 1.15% by December 31, 2016, as previously required. To implement these and other changes to the current deposit insurance assessment regime, the FDIC issued several proposed rules in 2010. On February 7, 2011, the FDIC adopted their final rule on assessments. Under the final rule, which is effective on April 1, 2011, KeyBank’s annualized deposit insurance premium assessments would range from $.025 to $.45 for each $100 of its new assessment base, depending on its new scorecard performance incorporating KeyBank’s regulatory rating, ability to withstand asset and funding related stress, and relative magnitude of potential losses to the FDIC in the event of KeyBank’s failure. We estimate that our 2011 expense for deposit insurance assessments will be $60 to $90 million.

FICO Assessments

All FDIC-insured depository institutions have been required through assessments collected by the FDIC to service the annual interest on certain 30-year noncallable bonds issued by the Financing Corporation (“FICO”) to fund losses incurred in the 1980s by the former Federal Savings and Loan Insurance Corporation. For 2010, the annualized FICO assessment rate ranged from $.0104 to $.0106 for each $100 of assessable domestic deposits.

Temporary Liquidity Guarantee Program

In 2008, the FDIC implemented its Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP has two components: a “Debt Guarantee Program” temporarily guaranteeing the unpaid principal and interest due under a limited amount of qualifying newly-issued senior unsecured debt of participating eligible entities, and a “Transaction Account Guarantee” providing a temporary guarantee of depositor funds in qualifying noninterest-bearing transaction accounts maintained at participating FDIC-insured depository institutions. For FDIC-guaranteed debt issued before April 1, 2009, the Debt Guarantee expires on the earlier of the maturity of the debt or June 30, 2012. For FDIC-guaranteed debt issued on or after April 1, 2009, the Debt Guarantee expires on the earlier of the maturity of the debt or December 31, 2012. The Transaction Account Guarantee expired on December 31, 2010. As of December 31, 2010, KeyCorp had $687.5 million of guaranteed debt outstanding under the TLGP and KeyBank had $1.0 billion of guaranteed debt outstanding under the TLGP. KeyBank participated in the Transaction Account Guarantee component of the TLGP during the first half of 2010.

Liability of Commonly Controlled Institutions

Under the FDIA, an insured depository institution generally is liable to the FDIC for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of any commonly controlled insured institution, or for any assistance provided by the FDIC to a commonly controlled institution that is in danger of default. The term “default” is defined generally to mean the appointment of a conservator or receiver and the term “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance.

Conservatorship and Receivership of Institutions

If any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, under federal law, disaffirm or repudiate any contract to which such institution is a party if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution’s affairs. Such disaffirmance or repudiation would result in a claim by the other party to the contract against the receivership or conservatorship. The amount paid upon such claim would depend upon, among other factors, the amount of receivership assets available for the payment of such claim and the priority of the claim relative to the priority of others. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision regarding termination, default, acceleration, or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution. The FDIC as conservator or receiver also may transfer any asset or liability of the institution without obtaining any approval or consent of the institution’s shareholders or creditors.

Depositor Preference

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

Regulatory Reform Developments

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures and better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of systemically important financial companies (including nonbank financial companies). The Dodd-Frank Act implements numerous and far-reaching changes across the financial landscape affecting financial companies, including banks and bank holding companies such as Key. For a review of the various reform measures being taken as a result of the Dodd-Frank Act, we refer you to the risk factor on the Dodd-Frank Act on page 12 in Item 1A: Risk Factors.

The Dodd-Frank Act defers many of the details of its mandated reforms to future rulemakings by a variety of federal regulatory agencies. For further detail on the Dodd-Frank Act, see Pub. L. 111-203, H.R. 4173 (for the full text of the Act).

Entry Into Certain Covenants

We entered into two transactions during 2006 and one transaction (with an overallotment option) in 2008, each of which involved the issuance of trust preferred securities (“Trust Preferred Securities”) by Delaware statutory trusts formed by us (the “Trusts”), as further described below. Simultaneously with the closing of each of those transactions, we entered into a so-called replacement capital covenant (each, a “Replacement Capital Covenant” and collectively, the “Replacement Capital Covenants”) for the benefit of persons that buy or hold specified series of long-term indebtedness of KeyCorp or its then largest depository institution, KeyBank (the “Covered Debt”). Each of the Replacement Capital Covenants provide that neither KeyCorp nor any of its subsidiaries (including any of the Trusts) will redeem or purchase all or any part of the Trust Preferred Securities or certain junior subordinated debentures issued by KeyCorp and held by the Trust (the “Junior Subordinated Debentures”), as applicable, on or before the date specified in the applicable Replacement Capital Covenant, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that redemption or purchase, we have received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Trust Preferred Securities or the Junior Subordinated Debentures, as applicable, at the time of redemption or purchase, and (ii) we have obtained the prior approval of the Federal Reserve, if such approval is then required by the Federal Reserve. We will provide a copy of the Replacement Capital Covenants to holders of Covered Debt upon request made in writing to KeyCorp, Investor Relations, 127 Public Square, Mail Code OH-01-27-1113, Cleveland, OH 44114-1306.

The following table identifies the (i) closing date for each transaction, (ii) issuer, (iii) series of Trust Preferred Securities issued, (iv) Junior Subordinated Debentures, and (v) applicable Covered Debt as of the date this annual report was filed with the SEC.

		Trust Preferred	Junior Subordinated
Closing Date	Issuer	Securities	Debentures	Covered Debt

6/20/2006	KeyCorp Capital VIII and KeyCorp	$250,000,000 principal amount of 7% Enhanced Trust Preferred Securities	KeyCorp’s 7% junior subordinated debentures due June 15, 2066	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

11/21/2006	KeyCorp Capital IX and KeyCorp	$500,000,000 principal amount of 6.750% Enhanced Trust Preferred Securities	KeyCorp’s 6.750% junior subordinated debentures due December 15, 2066	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

2/27/2008	KeyCorp Capital X and KeyCorp	$700,000,000 principal amount of 8.000% Enhanced Trust Preferred Securities	KeyCorp’s 8.000% junior subordinated debentures due March 15, 2068	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

3/3/2008	KeyCorp Capital X and KeyCorp	$40,000,000 principal amount of 8.000% Enhanced Trust Preferred Securities	KeyCorp’s 8.000% junior subordinated debentures due March 15, 2068	KeyCorp’s 5.70% junior subordinated debentures due 2035 underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

ITEM 1A.	RISK FACTORS

An investment in our Common Shares or other securities is subject to risks inherent to our business, ownership of our securities and our industry. Described below are certain risks and uncertainties, the occurrence of which could have a material and adverse effect on us. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Although we have significant risk management policies, procedures and practices aimed at mitigating these risks, uncertainties may nevertheless impair our business operations. This report is qualified in its entirety by these risk factors.

IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND/OR ACCESS TO LIQUIDITY AND/OR CREDIT COULD BE MATERIALLY AND ADVERSELY AFFECTED (“MATERIAL ADVERSE EFFECT ON US”). IF THIS WERE TO HAPPEN, THE VALUE OF OUR SECURITIES — COMMON SHARES, SERIES A PREFERRED STOCK, SERIES B PREFERRED STOCK, TRUST PREFERRED SECURITIES AND DEBT SECURITIES — COULD DECLINE, PERHAPS SIGNIFICANTLY, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

Risks Related To Our Business

Our credit ratings affect our liquidity position.

On November 1, 2010, Moody’s announced a ratings downgrade for ten large U.S. regional banks, including KeyBank, previously identified as benefiting from systemic support. Ratings for KeyBank’s short-term borrowings, senior long-term debt and subordinated debt were downgraded one notch—from P-1 to P-2, A2 to A3, and A3 to Baa1, respectively. In conjunction with the ratings changes, Moody’s updated their ratings outlook on these ratings from “Negative” to “Stable.” The new ratings have breached minimum thresholds established by Moody’s in connection with the securitizations that we service, and impact the ability of KeyBank to hold certain escrow deposit balances related to commercial mortgage securitizations serviced by us and rated by Moody’s. These escrow deposit balances range from $1.50 to $1.85 billion. Since the downgrade, KeyBank has been in discussions with Moody’s regarding an alternative investment vehicle for these funds that would be acceptable to Moody’s and maintain the funds at KeyBank. Subsequent to Moody’s announcement that was issued on January 19, 2011, Moody’s indicated to KeyBank that these escrow deposit balances associated with our mortgage servicing operations will need to be moved to another financial institution which meets the minimum ratings threshold within the first quarter of 2011. As a result of this decision by Moody’s, KeyBank has determined that moving these escrow deposit balances results in an immaterial impairment of these mortgage servicing assets. KeyBank expects to have ample liquidity reserves to offset the loss of these deposits and expects to remain in a strong liquidity position. Nevertheless, the ratings downgrade could decrease the number of investors and counterparties willing to lend to us.

Our rating agencies regularly evaluate the securities of KeyCorp and KeyBank, and their ratings of our long-term debt and other securities are based on a number of factors, including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the difficulties in the financial services industry, the financial markets and the economy, there can be no assurance that we will maintain our current ratings.

If the securities of KeyCorp and/or KeyBank suffer additional ratings downgrades, such downgrades could adversely affect our access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us, thereby reducing our ability to generate income. Further downgrades of the credit ratings of securities, particularly if they are below investment-grade, could have a Material Adverse Effect on Us.

The Federal Reserve has acknowledged the possibility of further recession and deflation. Should this occur, the financial services industry and our business could be adversely affected.

Despite the conclusion of the recession, the recovery of the U.S. economy continues to progress slowly; consumer confidence remains low, unemployment remains high at 9.4% for December 2010, and the housing market remains an important downside risk, with prices expected to fall through much of this year. Given the concerns about the U.S. economy, U.S. employers continue to approach hiring with caution, and as a result unemployment may rise. Furthermore, the Federal Open Market Committee communicated in its December 2010 statement that measures of underlying inflation have continued to trend downward. Monetary and fiscal policy measures, including the recent legislation formalizing the tax compromise between U.S. Congress and Senate members (the “Tax Compromise”), aimed at lowering the risk of a double-dip recession may be insufficient to strengthen the recovery, return unemployment to lower levels, and restore stability to the financial markets. Furthermore, Federal Reserve Chairman Bernanke and various governments in Europe have acknowledged the need to commence a shift from fiscal stimulus efforts to fiscal constraint to reduce government deficits. The recent Tax Compromise indicates that the shift in U.S. fiscal policy will be postponed, but only temporarily. A coordinated shift from fiscal stimulus to fiscal reductions could hinder the return of a robust global economy and cause instability in the financial markets. Various governments in Europe have announced budget reductions and/or austerity measures as a means to limit fiscal budget deficits as a result of the economic crisis. Additionally, many state and local governments in the U.S. have also implemented budget reductions. These factors could weaken the U.S. economic recovery. A weak U.S. economic recovery could have a Material Adverse Effect on Us. Should economic indicators not improve, the U.S. could face a further recession and deflation. Such economic conditions could affect us in a variety of substantial and unpredictable ways as well as affect our borrowers’ ability to meet their repayment obligations. These factors could have a Material Adverse Effect on Us.

The failure of the European Union to stabilize its weaker member economies, such as Greece, Portugal, Spain, Hungary, Ireland, and Italy, could have international implications affecting the stability of global financial markets and hindering the U.S. economic recovery.

On the eve of May 10, 2010, Greece was facing imminent default on its obligations. On May 10, 2010, finance ministers from the European Union announced a deal to provide $560 billion in new loans and $76 billion under an existing lending program to countries facing instability. The International Monetary Fund joined forces and announced that it was prepared to give $321 billion separately. The European Central Bank also announced that it would buy government and corporate debt, and the world’s leading central banks, including the Federal Reserve, Bank of Canada, Bank of England, Bank of Japan, and Swiss National Bank, announced a joint intervention to make more dollars available for interbank lending. These and other monetary and fiscal policy efforts appear to have stabilized the European Union’s weaker member economies. Nevertheless, should these monetary and fiscal policy measures be insufficient to restore stability to the financial markets, the recovery of the U.S. economy could be hindered or reversed, which could have a Material Adverse Effect on Us.

The Dodd-Frank Act subjects us to a variety of new and more stringent legal and regulatory requirements. Because the Dodd-Frank Act imposes more stringent regulatory requirements on the largest financial institutions, Key could be competitively disadvantaged.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures and better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of systemically important financial companies (including nonbank financial companies). Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching changes across the financial landscape affecting financial companies, including bank and bank-holding companies such as Key, by, among other things:

•	Requiring regulation and oversight of large, systemically important financial institutions by establishing an interagency council, the Financial Stability Oversight Council (“FSOC”), to identify and manage systemic risk in the financial system, and requiring the implementation of heightened prudential standards and regulation by the Federal Reserve for systemically important financial institutions (including nonbank financial companies);

•	Applying prudential standards to large interconnected financial companies, including BHCs like us that have at least $50 billion in total consolidated assets and certain nonbanks regulated by the Federal Reserve. Such heightened prudential standards must include risk-based capital requirements, leverage limits, liquidity requirements, overall risk management requirements, resolution plan and credit exposure reporting, and concentration limits. They also may include a contingent capital requirement, enhanced public disclosures, short-term debt limits, and such other standards as the Federal Reserve, on its own or pursuant to FSOC recommendation, determines are appropriate;

•	Requiring that large interconnected financial companies with at least $50 billion in total assets prepare and maintain a rapid and orderly resolution plan, which must be approved by the Federal Reserve and the FDIC;

•	Creating a new federal receivership process pursuant to which the FDIC will serve as receiver for large, interconnected financial companies, including bank holding companies, whose failure poses a significant risk to the financial stability of the United States. All costs of an orderly liquidation are borne first by shareholders and unsecured creditors, and, if necessary, by risk-based assessments on large financial companies;

•	Applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies, which, among other things, will gradually exclude all trust preferred and cumulative preferred securities from Tier 1 capital, and may impose new capital and liquidity requirements consistent with the Basel III capital and liquidity frameworks;

•	Limiting the Federal Reserve’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the U.S. Treasury Secretary and the Federal Reserve;

•	Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), with responsibility for implementing, examining and enforcing compliance with federal consumer financial laws, a number of which will be strengthened by provisions of the Dodd-Frank Act and the regulations promulgated thereunder;

•	Imposing new regulatory requirements and restrictions on federally insured depository institutions, their holding companies and other affiliates, as well as other systemically important nonbank financial companies, including the so-called “Volcker Rule” ban on proprietary trading and sponsorship of, and investment in hedge funds and private equity funds;

•	Creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers. The regulation of over-the-counter derivatives shall include the so-called “Lincoln push-out provision” that effectively prohibits insured depository institutions from conducting certain derivatives businesses in the institution;

•	Requiring any interchange transaction fee charged for a debit transaction to be “reasonable” and proportional to the cost incurred by the issuer for the transaction, directing the Federal Reserve to prescribe new regulations establishing such fee standards, eliminating exclusivity arrangements between issuers and networks for debit card transactions, and imposing limits for restrictions on merchant discounting for the use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards;

•	Implementing regulation of hedge fund and private equity advisers by requiring that advisers that manage $150 million or more in assets to register with the SEC;

•	Requiring issuers of asset-backed securities to retain some of the risk associated with the offered securities;

•	Providing for the implementation of corporate governance provisions for all public companies concerning proxy access and executive compensation;

•	Increasing the FDIC’s deposit insurance limits permanently to $250,000 for non-transaction accounts, providing for unlimited federal deposit insurance on non-interest bearing demand transaction accounts at all insured depository institutions effective December 31, 2010 through December 31, 2012, and changing the assessment base from insured deposits to average consolidated assets less average tangible equity, eliminating the ceiling on the size of the DIF, increasing the reserve ratio for the DIF, and imposing assessments upon bank holding companies to support the cost of resolution and regulation of such entities required by the Dodd-Frank Act;

•	Reforming regulation of credit rating agencies, and requiring federal agencies to remove references to credit ratings as a measure of creditworthiness for, among other things, purposes of capital, analysis of credits, and liquidity; and

•	Repealing the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction accounts.

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

The Dodd-Frank Act provides for the phase-out beginning January 1, 2013, of trust preferred securities and cumulative preferred securities as eligible Tier 1 risk-based capital for purposes of the regulatory capital guidelines for bank holding companies.

Currently, our trust preferred and enhanced trust preferred securities represent 15% of our Tier 1 risk-based capital or $1.8 billion of our $11.8 billion of Tier 1 risk-based capital. By comparison, the U.S. Treasury’s CPP investment, non-cumulative perpetual preferred securities, and our common equity represent 21%, 2% and 62%, respectively, of our Tier 1 risk-based capital, as of December 31, 2010. The anticipated phase-out (as eligible Tier 1 risk-based capital) of our trust preferred securities and enhanced trust preferred securities will eventually result in us having less of a capital buffer above the current well-capitalized regulatory standard of 6% of Tier 1 risk-based capital. Accordingly, we may eventually determine it is advisable or our regulators could require us, based upon new capital or liquidity regulations or otherwise, to raise additional Tier 1 risk-based capital through the issuance of additional preferred stock or common equity. Should such issuances occur, they would likely result in dilution to our shareholders. Currently, we expect to have sufficient access to the capital markets to be able to raise any necessary replacement capital. Nevertheless, should market conditions deteriorate, our ability to raise capital may be diminished significantly, which could, in turn, have a Material Adverse Effect on Us. Approximately $140 billion of trust preferred securities issued by U.S. financial institutions will be affected by the Dodd-Frank Act phase-out of trust preferred securities as Tier 1 eligible. Many other institutions are faced with this same issue. Furthermore, the Dodd-Frank Act and related or other rulemaking may result in new regulatory capital standards for institutions to be recognized as well-capitalized. These factors could have a Material Adverse Effect on Us.

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

The fundamentals within the commercial real estate sector remain weak, under continuing pressure by reduced asset values, high vacancies and reduced rents. Commercial real estate values peaked in the fall of 2007, after gaining approximately 30% since 2005 and 90% since 2001. According to Moody’s Real Estate Analytics, LLC Commercial Property Index (December 2010), commercial real estate values were down 42% from their peak. Many of our commercial real estate loans were originated between 2005 and 2007. A portion of our commercial real estate loans are construction loans. These properties are typically not fully leased at the origination of the loan, but the borrower may be reliant upon additional leasing through the life of the loan to provide cash flow to support debt service payments. Weak economic conditions typically slow the execution of new leases; such conditions may also lead to existing lease turnover. As we experienced during 2010, vacancy rates for retail, office and industrial space are expected to remain elevated and could increase in 2011. Increased vacancies could result in rents falling further over the next several quarters. The combination of these factors could result in further weakening in the fundamentals underlying the commercial real estate market. Should these fundamentals continue to deteriorate as a result of further decline in asset values and the instability of rental income, it could have a Material Adverse Effect on Us.

Declining asset prices could adversely affect us.

During the recent recession in December 2007 to June 2009, the volatility and disruption that the capital and credit markets have experienced reached extreme levels. The severe market dislocations in 2008 led to the failure of several substantial financial institutions, causing widespread liquidation of assets and further constraining credit markets. These asset sales, along with asset sales by other leveraged investors, including some hedge funds, rapidly drove down prices and valuations across a wide variety of traded asset classes. Asset price deterioration has a negative effect on the valuation of many of the asset categories represented on our balance sheet, and reduces our ability to sell assets at prices we deem acceptable. For example, a further recession would likely reverse recent positive trends in asset prices. These factors could have a Material Adverse Effect on Us.

We are subject to credit risk, in the form of changes in interest rates and/or changes in the economic conditions in the markets where we operate, which changes could adversely affect us.

There are inherent risks associated with our lending and trading activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. Increases in interest rates and/or further weakening of economic conditions caused by a double-dip recession or otherwise could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.

As of December 31, 2010, approximately 69% of our loan portfolio consisted of commercial, financial and agricultural loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than residential real estate loans and consumer loans. We closely monitor and manage risk concentrations and utilize various portfolio management practices to limit excessive concentrations when it is feasible to do so; however, our loan portfolio still contains a number of commercial loans with relatively large balances.

We also do business with environmentally sensitive industries and in connection with the development of Brownfield sites that provide appropriate business opportunities. We monitor and evaluate our borrowers for compliance with environmental-related covenants, which include covenants requiring compliance with applicable law. We take steps to mitigate risks; however, should political or other changes make it difficult for certain of our customers to maintain compliance with applicable covenants, our credit quality could be adversely affected. The deterioration of one or more of any of our loans could cause a significant increase in nonperforming loans, which could result in net loss of earnings from these loans, an increase in the provision for loan and lease losses and an increase in loan charge-offs, any of which could have a Material Adverse Effect on Us.

We also are subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil money or other penalties, which could have a Material Adverse Effect on Us.

There can be no assurance that the legislation and other initiatives undertaken by the United States government to restore liquidity and stability to the U.S. financial system and reform financial regulation in the U.S. will help stabilize the U.S. financial system.

Since 2008, the federal government has intervened in an unprecedented manner in response to the recent financial crisis that affected the banking system and financial markets. The EESA was enacted and signed into law by President Bush in October 2008 in response to the ongoing financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Under the authority provided by EESA, the U.S. Treasury established the CPP, and the core provisions of the Financial Stability Plan aimed at stabilizing and providing liquidity to the financial markets. There can be no assurance regarding the actual impact that the EESA, the American Recovery and Reinvestment Act of 2009 (“Recovery Bill”), the Dodd-Frank Act, the Tax Compromise, or other programs and initiatives undertaken by the U.S. government will have on the financial markets. In addition, the Federal Reserve has implemented a variety of monetary policy measures to stabilize the economy. Nevertheless, the extreme levels of volatility and limited credit availability experienced in late 2008 and through the third quarter of 2009 may return or persist. During the liquidity crisis from late 2007 to 2009, regional financial institutions faced difficulties issuing debt in the fixed income debt markets; these conditions could return and pose continued difficulties for the issuance of both medium term note and long-term subordinated note issuances. The failure of the U.S. government programs to sufficiently contribute to financial market stability and put the U.S. economy on a stable path for an economic recovery could result in a worsening of current financial market conditions, which could have a Material Adverse Effect on Us. In the event that any of the various forms of turmoil experienced in the financial markets return or become exacerbated, there may be a Material Adverse Effect on Us from (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our transaction counterparties specifically, (3) limitations resulting from further governmental action to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that return, are deeper, or last longer than currently anticipated.

Issuing a significant amount of common equity to a private investor may result in a change in control of KeyCorp under regulatory standards and contractual terms.

Should we obtain a significant amount of additional capital from any individual private investor, a change of control could occur under applicable regulatory standards and contractual terms. Such change of control may trigger notice, approval and/or other regulatory requirements in many states and jurisdictions in which we operate. We are a party to various contracts and other agreements that may require us to obtain consents from our respective contract counterparties in the event of a change in control. The failure to obtain any required regulatory consents or approvals or contractual consents due to a change in control may have a Material Adverse Effect on Us.

Should we decide to repurchase the U.S. Treasury’s Series B Preferred Stock, future issuance(s) of Common Shares may be necessary, which, if necessary, may result in significant dilution to holders of KeyCorp Common Shares.

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

There can be no assurance that we will not in the future determine that it is advisable, or that we will not encounter circumstances where we determine that it is necessary, to issue additional Common Shares, securities convertible into or exchangeable for Common Shares or common-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. Nevertheless, there can be no assurance that our regulators, including the U.S. Treasury and the Federal Reserve, will not conduct additional “stress test” capital assessments outside of typical examination cycles, such as the SCAP, and/or require us to generate additional capital, including Tier 1 common equity, in the future in the event of further negative economic circumstances, in order for us to redeem our Series B Preferred Stock held by the U.S. Treasury under the CPP or otherwise. The market price of our Common Shares could decline as a result of such exchange offerings, as well as other sales of a large block of our Common Shares or similar securities in the market thereafter, or the perception that such sales could occur. These factors could have a Material Adverse Effect on Us.

We may not be permitted to repurchase the U.S. Treasury’s CPP investment if and when we request approval to do so.

While it is our plan to repurchase the Series B Preferred Stock as soon as practicable, in order to repurchase such securities, in whole or in part, we must establish to our regulators’ satisfaction that we have met all of the conditions to repurchase and must obtain the approval of the Federal Reserve and the U.S. Treasury. There can be no assurance that we will be able to repurchase the U.S. Treasury’s CPP investment in our Series B Preferred Stock subject to conditions that we find acceptable, or at all. In addition to limiting our ability to return capital to our shareholders, the U.S. Treasury’s investment could limit our ability to retain key executives and other key employees, and limit our ability to develop business opportunities. These factors could have a Material Adverse Effect on Us.

We are subject to interest rate risk, which could adversely affect our earnings on loans and other interest-earning assets.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings. We use simulation analysis to produce an estimate of interest rate exposure based on assumptions and judgments related to balance sheet changes, customer behavior, new products, new business volume, product pricing, competitor behavior, the behavior of market interest rates and anticipated hedging activities. Simulation analysis involves a high degree of subjectivity and requires estimates of future risks and trends. Accordingly, there can be no assurance that actual results will not differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, actual hedging strategies employed, changes in balance sheet composition, and the possible effects of unanticipated or unknown events.

Although we believe that we have implemented effective asset and liability management strategies, including simulation analysis and the use of interest rate derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a Material Adverse Effect on Us.

We are subject to changes in the financial markets which could adversely affect us.

Traditionally, market factors such as changes in foreign exchange rates, changes in the equity markets and changes in the financial soundness of bond insurers, sureties and other unrelated financial companies have the potential to affect current market values of financial instruments. During 2008, market events demonstrated this to an extreme. Between July 2007 and October 2009, conditions in the fixed income markets, specifically the wider credit spreads over benchmark U.S. Treasury securities for many fixed income securities, caused significant volatility in the market values of loans, securities, and certain other financial instruments that are held in our trading or held-for-sale portfolios. Opportunities to minimize the adverse affects of market changes are not always available. Substantial changes in the financial markets could have a Material Adverse Effect on Us.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services to institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. During 2008, Key incurred $54 million of derivative-related charges as a result of market disruption caused by the failure of Lehman Brothers. Another example of losses related to this type of risk are the losses associated with the Bernie Madoff ponzi scheme (“Madoff ponzi scheme”). As a result of the Madoff ponzi scheme, our investment subsidiary, Austin, determined that its funds had suffered investment losses up to $186 million. Following Lehman Brothers’ failure, we took several steps to better measure, monitor, and mitigate our counterparty risks and to reduce these exposures and implemented our Enterprise Risk Management Program to better monitor and evaluate risk presented enterprise-wide. These measures include daily position measurement and reporting, the use of scenario analysis and stress testing, replacement cost estimation, risk mitigation strategies, and market feedback validation.

Many of our routine transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due us. It is not possible to anticipate all of these risks and it is not feasible to mitigate these risks completely. Accordingly, there is no assurance that our Enterprise Risk Management program will effectively mitigate these risks. Accordingly, these factors could have a Material Adverse Effect on Us.

We are subject to liquidity risk, which could negatively affect our funding levels.

Market conditions or other events could negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a Material Adverse Effect on Us. Certain credit markets that we participate in and rely upon as sources of funding were significantly disrupted and volatile from the third quarter of 2007 through the third quarter of 2009. Credit markets have improved since then, and we have significantly reduced our reliance on wholesale funding sources. Part of our strategy to reduce liquidity risk involves promoting customer deposit growth, exiting certain noncore lending businesses, diversifying our funding base, maintaining a liquid asset portfolio, and strengthening our capital base to reduce our need for debt as a source of liquidity. Many of these disrupted markets are showing signs of recovery. Nonetheless, if further market disruption or other factors reduce the cost effectiveness and/or the availability of supply in the credit markets for a prolonged period of time, should our funding needs necessitate it, we may need to expand the utilization of unsecured wholesale funding instruments, or use other potential means of accessing funding and managing liquidity such as generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, purchasing deposits from other banks, borrowing under certain secured wholesale facilities, and utilizing relationships developed with fixed income investors in a variety of markets — domestic, European and Canadian — as well as increased management of loan growth and investment opportunities and other management tools. There can be no assurance that these alternative means of funding will be available; under certain stressed conditions experienced in the liquidity crisis during 2007-2009, some of these alternative means of funding were not available. Should these forms of funding become unavailable, it is unclear what impact, given current economic conditions, unavailability of such funding would have on us. A deep and prolonged disruption in the markets could have the effect of significantly restricting the accessibility of cost effective capital and funding, which could have a Material Adverse Effect on Us.

Various factors may cause our allowance for loan and lease losses to increase.

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense, that represents our estimate of losses within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan and lease losses and risks incurred in the loan portfolio. The level of the allowance reflects our ongoing evaluation of industry concentrations, specific credit risks, loan and lease loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and incurred losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, the stagnation of certain economic indicators that we are more susceptible to, such as unemployment and real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses (i.e., if the loan and lease allowance is inadequate), we will need additional loan and lease loss provisions to increase the allowance for loan and lease losses. Additional provisions to increase the allowance for loan and lease losses, should they become necessary, would result in a decrease in net income and capital and may have a Material Adverse Effect on Us.

We are subject to operational risk.

We are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business, such as certain loan processing functions. Additionally, some of our outsourcing arrangements are located overseas and therefore are subject to political risks unique to the regions in which they operate. Although we seek to mitigate operational risk through a system of internal controls, resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities, any and all of which could have a Material Adverse Effect on Us.

Our profitability depends significantly on economic conditions in the geographic regions in which we operate.

Our success depends primarily on economic conditions in the markets in which we operate. We have concentrations of loans and other business activities in geographic areas where our branches are located — the Northwest, the Rocky Mountains, the Great Lakes and the Northeast — as well as potential exposure to geographic areas outside of our branch footprint. For example, the nonowner-occupied properties segment of our commercial real estate portfolio has exposures in markets outside of our footprint. Real estate values and cash flows have been negatively affected on a national basis due to weak economic conditions. Certain markets, such as Florida, southern California, Phoenix, Arizona, and Las Vegas, Nevada, have experienced more significant deterioration. The delinquencies, nonperforming loans and charge-offs that we have experienced since 2007 have been more heavily weighted to these specific markets. The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, an act of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors, such as severe declines in the value of homes and other real estate, could also impact these regional economies and, in turn, have a Material Adverse Effect on Us.

We operate in a highly competitive industry and market areas.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and super-regional banks as well as smaller community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national financial services firms. In recent years, while the breadth of the institutions that we compete with has increased, competition has intensified as a result of consolidation efforts. During 2009, competition continued to intensify as the challenges of the liquidity crisis and market disruption led to further redistribution of deposits and certain banking assets to strong and large financial institutions. We expect this trend to continue. The competitive landscape was also affected by the conversion of traditional investment banks to bank holding companies during the liquidity crisis due to the access it provides to government-sponsored sources of liquidity. The financial services industry’s competitive landscape could become even more intensified as a result of legislative, regulatory, structural and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks.

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

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. KeyCorp, as well as other financial institutions more generally, have recently been subjected to increased scrutiny from regulatory authorities stemming from broader systemic regulatory concerns, including with respect to stress testing, capital levels, asset quality, provisioning and other prudential matters, arising as a result of the recent financial crisis and efforts to ensure that financial institutions take steps to improve their risk management and prevent future crises.

Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The passage of the Dodd-Frank Act has made it clear that a variety of significant changes to the banking and financial institutions’

regulatory regime will be implemented over the next few years. It is not possible to predict the scope of such changes or their potential impact on our financial position or results of operations.

These regulations or others designed to implement parts of comprehensive financial regulatory reform could limit our ability to conduct certain of our businesses, such as funds that are managed by our investment advisor subsidiary, Victory Capital Management Inc., or funds sponsored and advised by our principal investing line of business, which could require us to divest or spin-off certain of our business units and private equity investments. Furthermore, as part of the SCAP, Key was identified as a financial institution that was one of nineteen firms that collectively hold two-thirds of the banking assets and more than one-half of the loans in the U.S. banking system. While it is difficult to predict the extent or nature of regulatory reform, should regulatory reform limit the size of the SCAP banks, our ability to pursue opportunities to achieve growth through the acquisition of other banks or deposits could be affected, which, in turn could have a Material Adverse Effect on Us.

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

We are a legal entity separate and distinct from our subsidiaries. With the exception of cash raised from debt and equity issuances, we receive substantially all of our cash flow from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our equity securities and interest and principal on our debt. Federal banking law and regulations limit the amount of dividends that KeyBank (our largest subsidiary) and certain nonbank subsidiaries may pay to us. During 2008 and 2009, KeyBank did not pay any dividends to us; nonbank subsidiaries paid us $25 million in dividends during 2010. During 2010, KeyBank could not pay dividends to KeyCorp because KeyBank’s net losses of $1.151 billion for 2009 and $1.161 billion for 2008 exceeded KeyBank’s net income during 2010. For further information on the regulatory restrictions on the payment of dividends by KeyBank, see “Supervision and Regulation — Capital Actions, Dividend Restrictions and the Supervisory Capital Assessment Program” of this report.

Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event KeyBank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our equity securities. The inability to receive dividends from KeyBank could have a Material Adverse Effect on Us.

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

Potential acquisitions may disrupt our business and dilute shareholder value.

Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;
•	exposure to potential asset quality issues of the target company;
•	difficulty and expense of integrating the operations and personnel of the target company;
•	potential disruption to our business;
•	potential diversion of our management’s time and attention;
•	the possible loss of key employees and customers of the target company;
•	difficulty in estimating the value (i.e. the assets and liabilities) of the target company;
•	difficulty in estimating the fair value of acquired assets, liabilities and derivatives of the target company; and
•	potential changes in banking or tax laws or regulations that may affect the target company.

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

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to retain or hire the people we want and/or need. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, have a Material Adverse Effect on Us. Although we have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a Material Adverse Effect on Us because of the loss of the employee’s skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel for our talented executives and/or relationship managers.

Pursuant to the standardized terms of the CPP, among other things, we agreed to institute certain restrictions on the compensation of certain senior executive management positions that could have an adverse effect on our ability to hire or retain the most qualified senior executives. Other restrictions were imposed under the Recovery Act, the Dodd-Frank Act and other legislation or regulations. Our ability to attract and/or retain talented executives and/or relationship managers may be affected by these developments or any new executive compensation limits, and such restrictions could have a Material Adverse Effect on Us.

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

From time to time, customers and/or vendors may make claims and take legal actions against us. We maintain reserves for certain claims when deemed appropriate based upon our assessment of the claims. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect how the market perceives us and our products and services as well as impact customer demand for those products and services. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry. There have also been a number of highly publicized cases involving fraud or misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Any financial liability for which we have not adequately maintained reserves, and/or any reputation damage from such claims and legal actions, could have a Material Adverse Effect on Us.

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

Risks Associated With Our Common Shares

Our issuance of securities to the U.S. Treasury may limit our ability to return capital to our shareholders and is dilutive to our Common Shares. If we are unable to redeem such preferred shares, the dividend rate will increase substantially after five years.

In connection with our sale of $2.5 billion of the Series B Preferred Stock to the U.S. Treasury in conjunction with its CPP, we also issued a Warrant to purchase 35,244,361 of our Common Shares at an exercise price of $10.64. The number of shares was determined based upon the requirements of the CPP, and was calculated based on the average market price of our Common Shares for the 20 trading days preceding approval of our issuance (which was also the basis for the exercise price of $10.64). The terms of the transaction with the U.S. Treasury include limitations on our ability to pay dividends and repurchase our Common Shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, we will not be able to increase our dividends above the level of our quarterly dividend declared during the third quarter 2008 ($0.1875 per common share on a quarterly basis) nor repurchase any of our Common Shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions (e.g., purchases in connection with our benefit plans). Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our Common Shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. These restrictions, combined with the dilutive impact of the Warrant, may have an adverse effect on the market price of our Common Shares, and, as a result, could have a Material Adverse Effect on Us.

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

Holders of our Common Shares are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Furthermore, our common shareholders are subject to the prior dividend rights of any holders of our preferred stock or depositary shares representing such preferred stock then outstanding. As of February 17, 2011, there were 2,904,839 shares of KeyCorp’s Series A Preferred Stock with a liquidation preference of $100 per share issued and outstanding and 25,000 shares of the Series B Preferred Stock with a liquidation preference of $100,000 per share issued and outstanding.

In July 2009, we reduced the quarterly dividend on our Common Shares to $0.01 per share. As long as our Series A Preferred Stock and the Series B Preferred Stock are outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our Common Shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. In addition, prior to November 14, 2011, unless we have redeemed all of the Series B Preferred Stock or the U.S. Treasury has transferred all of the Series B Preferred Stock to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase our Common Shares dividend above $.1875, except in limited circumstances should we redeem the U.S. Treasury’s investment, our ability to increase our dividend. These factors could adversely affect the market price of our Common Shares. Also, KeyCorp is a bank holding company and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

There may be future sales or other dilution of our equity, which may adversely affect the market price of our Common Shares.

We are not restricted from issuing additional Common Shares, including securities that are convertible into or exchangeable for, or that represent the right to receive, Common Shares. As described above, in connection with our sale of $2.5 billion of Series B Preferred Stock to the U.S. Treasury, we issued to the Department of the Treasury a Warrant to purchase 35,244,361 of our Common Shares at an exercise price of $10.64, subject to adjustment. Although we have the right to repurchase the Warrant at a negotiated price, we may not desire or be able to do so; and if we do not repurchase the Warrant, the U.S. Treasury could either exercise the Warrant or sell it to third parties. The issuance of additional Common Shares as a result of exercise of this Warrant or the issuance of convertible securities would dilute the ownership interest of existing holders of our Common Shares. In addition, we have in the past and may in the future issue options, convertible preferred stock, and/or other securities that may have a dilutive effect on our Common Shares. The market price of our Common Shares could decline as a result of any such offering, other capital raising strategies or other sales of a large block of shares of our Common Shares or similar securities in the market, or the perception that such sales could occur.

Our Common Shares are equity and are subordinate to our existing and future indebtedness and preferred stock and effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.

Our Common Shares are equity interests and do not constitute indebtedness. As such, our Common Shares will rank junior to all of our current and future indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including in the event of our liquidation. Additionally, holders of our Common Shares are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock. Our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of the holders of our Common Shares. In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and thus the ability of a holder of our Common Shares to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, our Common Shares will effectively be subordinated to all existing and future liabilities and obligations of our subsidiaries. As of December 31, 2010, we had $13.8 billion of borrowed funds and $60.6 billion of deposits; and the aggregate liquidation preference of our outstanding preferred stock was $2.7 billion.

Our share price can be volatile.

Share price volatility may make it more difficult for you to resell your Common Shares when you want and at prices you find attractive. Our share price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;
•	recommendation by securities analysts;
•	operating and stock price performance of other companies that investors deem comparable to our business;
•	changes in the credit, mortgage and real estate markets, including the market for mortgage-related securities;
•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions of us and/or our competitors in the marketplace;
•	new technology used, or products or services offered, by competitors;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments entered into by us or our competitors;
•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	future sales of our equity or equity-related securities;
•	our past and future dividend practices;
•	changes in governmental regulations affecting our industry generally or our business and operations;
•	changes in global financial markets, economies and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility;
•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and
•	the occurrence or nonoccurrence, as appropriate, of any circumstance described in these Risk Factors.

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

Risks Associated With Our Industry

Maintaining or increasing our market share may depend upon our ability to adapt our products and services to evolving industry standards and consumer preferences, while maintaining competitive prices for our products and services.

The continuous, widespread adoption of new technologies, including internet services, requires us to evaluate our product and service offerings to ensure they remain competitive. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards and consumer preferences. There is increasing pressure from our competitors, both bank and non-bank, to keep pace with evolving preferences of consumers and businesses. Payment methods and financial service providers have evolved as the advancement of technology has made possible the delivery of financial products and services through different mediums and providers, such as cell phones and pay-pal accounts; thereby, increasing competitive pressure in the delivery of financial products and services. The adoption of new technologies could require us to make substantial expenditures to modify our existing products and services. Furthermore, we might not be successful in developing or introducing new products and services, adapting to changing consumer preferences and spending and saving habits, achieving market acceptance or regulatory approval, or sufficiently developing or maintaining a loyal customer base. The introduction of new products and services has the potential to introduce risk which, in turn, can present challenges to us in operating within our risk tolerances while also achieving growth in our market share. In addition, there is increasing pressure from our competitors to deliver products and services at lower prices. These factors could reduce our revenues from our net interest margin and fee-based products and services and have a Material Adverse Effect on Us.

Certain industries, including the financial services industry, are more significantly affected by certain economic factors such as unemployment and real estate asset values. Should the improvement of these economic factors lag the improvement of the overall economy, or not occur, we could be adversely affected.

Should the stabilization of the U.S. economy lead to a general economic recovery, the improvement of certain economic factors, such as unemployment and real estate asset values and rents, may nevertheless continue to lag behind the overall economy, or not occur at all. These economic factors typically affect certain industries, such as real estate and financial services, more significantly. For example, improvements in commercial real estate fundamentals typically lag broad economic recovery by twelve to eighteen months. Our clients include entities active in these industries. Furthermore, financial services companies with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, it could have a Material Adverse Effect on Us.

Difficult market conditions have adversely affected the financial services industry, business and results of operations.

The dramatic deterioration experienced in the housing market since 2007 led to weakness across geographies, industries, and ultimately the broad economy. During this period, the housing market experienced falling home prices, increasing foreclosures; unemployment and under-employment rose significantly; and weakened commercial real estate fundamentals negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, and commercial and investment banks. The resulting write-downs to assets of financial institutions caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection. It is not possible to predict if these economic conditions will re-emerge, which of our markets, products or other businesses may ultimately be affected, and whether our actions and government remediation efforts may effectively mitigate these factors. If economic conditions deteriorate, it could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a Material Adverse Effect on Us.

If economic conditions deteriorate, we may face the following risks, including, but not limited to:

•	Increased regulation of our industry, including heightened legal standards and regulatory requirements or expectations.

•	Impairment of our ability to assess the creditworthiness of our customers if the models and approaches we use to select, manage, and underwrite customers become less predictive of future behaviors due to fundamental changes in economic conditions.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. In a highly uncertain economic environment, these processes may no longer be capable of accurate estimation and, in turn, may impact the reliability of our evaluation of our credit risk and exposure.

•	Our ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all could be adversely affected by future disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	We may be required to pay significantly higher FDIC premiums in the future because market developments significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits.

•	Financial institutions may be required, regardless of risk, to pay taxes or other fees to the U.S. Treasury. Such taxes or other fees could be designed to reimburse the U.S. Treasury for the many government programs and initiatives it may undertake as part of its economic stimulus efforts.

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

The headquarters of KeyCorp and KeyBank are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2010, Key leased approximately 686,002 square feet of the complex, encompassing the first twenty-three floors and the 54th through 56th floors of the 57-story Key Tower. As of the same date, KeyBank owned 579 and leased 454 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.

ITEM 3.	LEGAL PROCEEDINGS

The information in the Legal Proceedings section of Note 16 (“Commitments, Contingent Liabilities and Guarantees”) of the Notes to our Consolidated Financial Statements is incorporated herein by reference.

ITEM 4.	[RESERVED]

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend restrictions discussion in the Supervision and Regulation section in Item 1 of this report, and the following disclosures included in Item 7 the Management’s Discussion and Analysis of Financial Condition and Results of Operation and in the Notes to the Consolidated Financial Statements contained in Item 8 to this report, are incorporated herein by reference:

Page(s)

Discussion of Common Shares, shareholder information and repurchase activities in the section captioned “Capital—Common shares outstanding”	66-67
Presentation of annual market price and cash dividends per Common Share	39
Discussion of dividend restrictions in the “Liquidity risk management — Liquidity for KeyCorp” section, Note 3 (“Restrictions on Cash, Dividends and Lending Activities”), and Note 20 (“Shareholders’ Equity”)
78, 109, 162
KeyCorp common share price performance (2005-2010) graph	67

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

At this time, we do not have an active repurchase program for our Common Shares other than for repurchases in connection with administration of our benefit programs. However, should we redeem the U.S. Treasury’s investment in our Series B Preferred Securities, we may choose, in lieu of repurchasing the Warrant from the U.S. Treasury to repurchase, retire or exchange an amount of our Common Shares to offset the estimated dilution, subject to the approval of the Federal Reserve. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, and other factors. The amounts involved may be material.

ITEM 6.	SELECTED FINANCIAL DATA

The information included under the caption “selected financial data” in Item 7. the MD&A beginning on page 39 is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the “MD&A”)

Throughout the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations. These terms are defined in Note 1 (Summary of Significant Accounting Policies) which begins on page 99.

Introduction

This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for each of the past three years. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater detail. When you read this discussion, you should also consult the consolidated financial statements and related notes in this report. The page locations of specific sections that we refer to are presented in the preceding table of contents.

Terminology

Throughout this discussion, references to “Key,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association.

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

♦	In September 2009, we decided to discontinue the education lending business. In April 2009, we decided to wind down the operations of Austin Capital Management, Ltd., a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business and Austin.

♦	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

♦	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Economic Overview,” in 2010, the regulators initiated an additional level of review of capital adequacy for the country’s nineteen largest banking institutions, including KeyCorp. This regulatory assessment continued during 2010 and 2011. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity. For a detailed explanation of total capital, Tier 1 capital and Tier 1 common equity, and how they are calculated see the section entitled “Capital.”

♦	During the first quarter of 2010, we re-aligned our reporting structure for our segments. Previously, the Consumer Finance business group consisted mainly of portfolios that were identified as exit or run-off portfolios and were included in our Key Corporate Bank segment. We are now reflecting these exit portfolios in Other Segments. The automobile dealer floor plan business, previously included in Consumer Finance, has been re-aligned with the Commercial Banking line of business within the Key Community Bank segment. In addition, other previously identified exit portfolios included in the Key Corporate Bank segment, including our homebuilder loans from the Real Estate Capital line of business and commercial leases from the Equipment Finance line of business, have been moved to Other Segments. For more detailed financial information pertaining to each segment and its respective lines of business, see Note 21 (“Line of Business Results”).

Long-term financial goals

Our long-term financial goals are as follows:

♦	Target a loan to core deposit ratio range of 90% to 100%.

♦	Return to a moderate risk profile by targeting a net charge-off ratio range of .40% to .50%.

♦	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50% and noninterest income to total revenue of greater than 40%.

♦	Create positive operating leverage and complete Keyvolution run-rate savings goal of $300 million to $375 million by the end of 2012.

♦	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 1 shows the evaluation of our long-term financial goals for the fourth quarter of 2010.

Figure 1. Quarterly evaluation of our long-term financial goals

Goal	Key Metrics(a)	4Q10	Targets	Action Plans
Core funded	Loan to deposit ratio (b)(c)	90%	90-100%	▪ Improve risk profile of loan portfolio ▪ Improve mix and grow deposit base

Returning to a moderate risk profile	NCOs to average loans	2.00%	.40% - .50%	▪ Focus on relationship clients ▪ Exit noncore portfolios ▪ Limit concentrations ▪ Focus on risk-adjusted returns

Growing high quality, diverse revenue streams	Net Interest Margin	3.31%	>3.50%	▪ Improve funding mix ▪ Focus on risk-adjusted returns

	Noninterest income/ total revenue	45%	>40%	▪ Leverage Key’s total client solutions and cross-selling capabilities

Creating positive operating leverage	Keyvolution cost savings	$228 million implemented	$300-$375 million	▪ Improve efficiency and effectiveness ▪ Leverage technology ▪ Change cost base to more variable from fixed

Executing our strategies	Return on average assets	1.53%	1.00-1.25%	▪ Execute our client insight-driven relationship model ▪ Improved funding mix with lower cost core deposits ▪ Keyvolution savings

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Loans and loans held for sale (excluding securitized loans) to deposits (excluding foreign branches).

(c)	Calculated from consolidated operations.

Corporate strategy

We remain committed to enhancing shareholder value by having a strong balance sheet, consistent earnings growth, and a focus on risk-adjusted returns. We are achieving these goals by implementing our client insight-driven relationship strategy, which is built on enduring relationships, client-focused solutions with extraordinary client service, and a robust risk management culture. Our 2010/2011 strategic priorities for enhancing shareholder value and for creating sustainable long-term value were as follows:

♦	Drive sustainable, profitable growth through disciplined execution. We strive for continuous improvement in our business. We continue to focus on increasing revenues, controlling costs, and returning to a moderate risk profile in our loan portfolios. Further, we will continue to leverage technology and other workforce initiatives to achieve these objectives.

♦	Expand, retain and acquire client relationships. We work to deepen relationships with existing clients and to build targeted relationships with new clients, particularly those that have the potential to purchase multiple products and services or to generate repeat business. We aim to better understand our clients and to devise better ways to meet their needs by regularly seeking client feedback and using those insights to improve our products and services. We will strengthen the alignment between our Key Corporate Bank and Key Community Bank to ensure we deliver the whole array of products and services to our clients. Our relationship strategy and commitment to extraordinary service serve as the foundation for everything we do.

♦	Operate within a robust risk-management culture. We will continue to align our risk tolerances with our corporate strategies and goals, and increase risk awareness throughout the company. Our employees must have a clear understanding of our risk tolerance with regard to factors such as asset quality, operational risk and liquidity levels to ensure that we operate within our desired risk appetite.

♦	Sustain strong reserves, capital and liquidity. We intend to stay focused on sustaining strong reserves and capital, which we believe is important not only in today’s environment, but also to support future growth opportunities. We also remain committed to maintaining strong liquidity and funding positions.

♦	Attract and retain a capable, diverse and engaged workforce. We are committed to investing in our workforce to optimize the talent in our organization. We will continue to stress the importance of training, retaining, developing and challenging our employees. We believe this is essential to succeeding on all of our priorities.

Strategic developments

We initiated the following actions during 2010 and 2009 to support our corporate strategy:

♦	During the fourth quarter of 2010, we announced that Henry L. Meyer will retire on May 1, 2011, and that Beth E. Mooney was elected President and Chief Operating Officer of KeyCorp and a member of KeyCorp’s Board of Directors. Mooney will assume the additional role of Chairman and Chief Executive Officer on May 1, 2011, and become the first woman CEO of a top 20 U.S. bank. Mooney, who has over 30 years of experience in retail banking, commercial lending, and real estate financing, was previously Vice Chair of KeyCorp and head of Key’s Community Bank business.

♦	Three consecutive profitable quarters in 2010 and profit for the entire year. This positive trend was due to higher pre-provision net revenue and a lower provision for loan and lease losses. The growth in pre-provision net revenue was the result of a higher net interest margin and net interest income, well-controlled expenses and improvements in several fee-based businesses.

♦	We scored significantly higher than our four largest banking competitors in a third quarter of 2010 customer satisfaction survey conducted by the American Customer Satisfaction Index. Our scores were significantly better than bank industry scores across the multiple dimensions, most notably in Customer Loyalty.

♦	Our asset quality metrics significantly improved across the majority of our loan portfolios as we proactively addressed credit quality issues. Nonperforming assets and nonperforming loans decreased. Additionally, net loan charge-offs declined compared to the prior year.

♦	Our balance sheet continues to reflect strong capital, liquidity and reserve levels. In August 2010, we issued $750 million of 5-year senior unsecured debt at the holding company.

♦	During 2010 and 2009, we opened 77 new branches and renovated approximately 145 others. We expect to open 35-40 new branches in 2011 as part of our long-term plan to modernize and strengthen our presence in select markets.

♦	During 2009, we settled all outstanding federal income tax issues with the IRS for the tax years 1997-2006, including all outstanding leveraged lease tax issues for all open tax years.

♦	During the third quarter of 2009, we decided to exit the government-guaranteed education lending business, following earlier actions taken in the third quarter of 2008 to cease private student lending. As a result of this decision, we have accounted for the education lending business as a discontinued operation. Additionally, we ceased conducting business in both the commercial vehicle and office equipment leasing markets.

♦	During the second quarter of 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of this decision, we have accounted for this business as a discontinued operation.

♦	In late 2008, we began a corporate-wide initiative designed to build a consistently superior experience for our clients, simplify processes, improve speed to market, and enhance our ability to seize growth and profit opportunities. As of December 31, 2010, we have achieved $228 million of the targeted run-rate savings toward our goal of achieving $300 million to $375 million by the end of 2012. Over the past three years, we have been exiting certain noncore businesses, such as retail marine and education lending, and have been modernizing our 14-state branch network, coupled with enhancing our online banking to provide clients with a breadth of options that meet their specific banking needs. As a result of these and other efforts, over the last two years, our workforce has been reduced by 2,485 average full-time equivalent employees.

Economic overview

The strength of the economic recovery in the United States varied throughout 2010; however, the year ended with a positive tone. During the first quarter, Gross Domestic Product (“GDP”) increased 3.7%, the second biggest quarterly increase since the recession began in December of 2007. GDP growth continued into the second and third quarters, although at a lower level. The average quarterly GDP growth of 2.7% for the first three quarters of 2010 represents a significant improvement from the 2009 average quarterly change in GDP of .25% and also outpaces the ten-year average of 1.7%. Growth in 2010 was supported by businesses rebuilding inventory levels and capital spending on equipment and software. Growth was also sustained by increasing contributions from consumer spending, which grew at an average monthly rate of .3% for 2010, matching the rate of growth in 2009.

Despite the strength in consumer spending, employers remained reluctant to add a significant number of employees to payrolls. U.S. payrolls increased by .9 million during 2010, compared to a decline of 5.1 million in 2009. 2010 was the first year of job growth since the recession began. Over 8 million Americans lost their jobs during the recession. The unemployment rate declined to 9.4% in December of 2010, compared to 9.9% in December of 2009.

Housing continued to be a drag on consumer wealth in 2010 as home buying activity declined after the expiration of the homebuyer tax credit, offered as part of the The Worker, Homeownership and Business Assistance Act of 2009. Historically low mortgage rates were not enough to attract buyers. Sales of existing homes declined by 3% in 2010 compared to a 15% rise in 2009. The median price of existing homes in December 2010 declined 1% from December 2009, compared to a 3% annual decline a year earlier. A reduced level of foreclosures helped to stabilize existing home prices. The number of foreclosures in December 2010 declined 26% from the December 2009 level. New home sales declined by 8% in 2010, compared to a 6% decline in 2009. The median price of new homes increased by 8%. New home construction in December 2010 declined 8% from the same month in 2009.

Due to an improved economic outlook and functioning of the financial markets, the Federal Reserve ceased its purchases of agency debt and agency mortgage-backed securities and closed most of its emergency liquidity facilities during the first quarter of 2010. As the economic outlook moderated during the second and third quarters, the Federal Reserve decided at the November Federal Open Market Committee meeting to reinstate quantitative easing through additional agency security purchases. The Federal Reserve also held the federal funds target rate near zero throughout all of 2010. Benchmark term interest rates declined during 2010 due to these Federal Reserve actions and expectations of a slow economic recovery. During 2010, investors sought the safety of Treasury securities at times of heightened fears related to the European sovereign debt crisis. As a result of these factors, the benchmark two-year Treasury yield decreased to .60% at December 31, 2010, from 1.14% at December 31, 2009, and the ten-year Treasury yield decreased to 3.30% at December 31, 2010 from 3.84% at December 31, 2009.

Regulatory Reform Developments

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. This Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures and better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of systemically important financial companies (including nonbank financial companies). The Dodd-Frank Act implements numerous and far-reaching changes across the financial landscape affecting financial companies, including banks and bank holding companies such as Key. For a review of the various changes that the Dodd-Frank Act implements, see the “Supervision and Regulation — Regulatory Reform” in Item 1. Business of this report. Many of the rulemakings required by the various regulatory agencies are still in the process of being developed and/or implemented.

Interchange Fees

On December 16, 2010, the Federal Reserve released proposed rules governing interchange fees that merchants pay to banks when consumers make purchases with their debit cards (the “proposal”). The proposal would implement provisions of the Dodd-Frank Act. The proposal was open for public comment through February 22, 2011, with the Federal Reserve expecting implementation of any proposed interchange fee standards by July 21, 2011, should the proposal be adopted.

As previously announced, we currently estimate that approximately $100 million in debit interchange revenue could be impacted by the proposal. Until the regulations are finalized by the Federal Reserve, it is premature to assess the impact on this combined revenue stream of the proposal. It is possible that the effect could be significant to the revenue we derive from these activities.

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

Based on the number of clients whom have opted-in, we estimate the impact to us was an annualized decline of approximately $40 million in our deposit service charge income during the fourth quarter of 2010. This decline is consistent with our previously reported expectations. However, this amount is subject to change as additional clients make their overdraft decisions.

FDIC Rulemaking Developments

Several significant developments have impacted Deposit Insurance Assessments. Substantially all of KeyBank’s domestic deposits are insured up to applicable limits by the FDIC. The FDIC assesses an insured depository institution an amount for deposit insurance premiums equal to its deposit insurance assessment base times a risk-based assessment rate. Under the risk-based assessment system in effect during 2010, annualized deposit insurance premium assessments ranged from $.07 to $.775 for each $100 of assessable domestic deposits based on the institution’s risk category. This system will remain in effect for the first quarter of 2011. In 2009, the FDIC amended its assessment regulations to require insured depository institutions to prepay, on December 30, 2009, their estimated quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.

The amount of KeyBank’s assessment prepayment was $539 million. For 2010, our FDIC insurance assessment was $124 million. As of December 31, 2010, we had $388 million of prepaid FDIC insurance assessment recorded on our balance sheet.

The Dodd-Frank Act requires the FDIC to change the assessment base from domestic deposits to average consolidated total assets minus average tangible equity, and requires the DIF reserve ratio to increase to 1.35% by September 30, 2020, rather than 1.15% by December 31, 2016, as previously required. To implement these and other changes to the current deposit insurance assessment regime, the FDIC issued several proposed rules in 2010. On February 7, 2011, the FDIC adopted their final rule on assessments. Under the final rule, which is effective on April 1, 2011, KeyBank’s annualized deposit insurance premium assessments would range from $.025 to $.45 for each $100 of its new assessment base, depending on its new scorecard performance incorporating KeyBank’s regulatory rating, ability to withstand asset and funding related stress, and relative magnitude of potential losses to the FDIC in the event of KeyBank’s failure. We estimate that our 2011 expense for deposit insurance assessments will be $60 to $90 million.

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank. The effect on our business of continued volatility and weakness in the housing market varies with the state of the economy in the regions in which these business segments operate.

Key Community Bank serves consumers and small to mid-sized businesses by offering a variety of deposit, investment, lending and wealth management products and services. These products and services are provided through a 14-state branch network organized into three internally defined geographic regions: Rocky Mountains and Northwest, Great Lakes, and Northeast.

Commercial and industrial loan growth in our middle-market portfolio is improving. We are particularly encouraged as we experienced commercial loan growth during the fourth quarter of 2010 in the Northeast region. Trends are improving in the Great Lakes, Rocky Mountains and Northwest regions as the economic recovery migrates across the country. Merger and acquisition activity is also increasing and we expect businesses to begin to draw on their available credit facilities and cash to make investments in their production capabilities that have been postponed over the past several years.

Figure 2 shows the geographic diversity of our Key Community Bank segment’s average core deposits, commercial loans and home equity loans.

Figure 2. Key Community Bank Geographic Diversity

	Geographic Region
	Rocky
Year Ended December 31, 2010	Mountains and
dollars in millions	Northwest	Great Lakes	Northeast	Nonregion(a)	Total
Average deposits	$15,865	$16,058	$14,815	$2,932	$49,670
Percent of total	31.9%	32.3%	29.8%	6.0%	100.0%

Average commercial loans	$5,524	$3,428	$2,656	$2,788	$14,396
Percent of total	38.4%	23.8%	18.4%	19.4%	100.0%

Average home equity loans	$4,342	$2,763	$2,545	$123	$9,773
Percent of total	44.4%	28.3%	26.0%	1.3%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Key Community Bank regions.

Key Corporate Bank includes three lines of business that operate nationally, within and beyond our 14-state branch network, as well as internationally.

The Real Estate Capital and Corporate Banking Services business consists of two business units. Real Estate Capital provides lending, debt placements, servicing, and equity and investment banking services to developers, brokers and owner investors dealing primarily with nonowner-occupied properties. Corporate Banking provides a full array of commercial banking products and cash management services.

Equipment Finance meets the equipment leasing needs of companies worldwide and provides equipment manufacturers, distributors and resellers with funding options for their clients.

The Institutional and Capital Markets business consists of two business units. KeyBanc Capital Markets provides commercial lending, treasury management, investment banking, derivatives, foreign exchange, equity and debt underwriting and trading, and syndicated finance products and services to large corporations and middle-market companies. Victory Capital Management manages or offers advice regarding investment portfolios for a national client base.

Additional information regarding the products and services offered by our Key Community Bank and Key Corporate Bank segments are described further in this report in Note 21 (“Line of Business”).

Since the beginning of the financial crisis, results for Key Corporate Bank have been adversely affected by increasing credit costs and volatility in the capital markets. In 2010, credit losses in the Key Corporate Bank declined and the overall recovery in the equity markets led to growth in the market values of assets under management, and stability in the market value of other assets (primarily commercial real estate loans and securities held for sale or trading).

We saw market liquidity strengthen in the latter half of 2010. We used this as an opportunity to continue to sell certain of our nonperforming assets. We were encouraged by the fact that we were able to sell these assets at prices that were close to their carrying value as recorded on our books.

Figure 22, which appears later in this report in the “Loans and loans held for sale” section, shows the diversity of our commercial real estate lending business based on industry type and location. As previously reported, we have ceased all new lending to homebuilders and, since December 31, 2007, we have reduced outstanding balances in the residential properties portion of the commercial real estate construction loan portfolio by $3 billion, or 85%, to $525 million. Additional information about loan sales is included in the “Credit risk management” section.

Critical accounting policies and estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical; not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 should be reviewed for a greater understanding of how we record and report our financial performance.

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

We rely heavily on the use of judgment, assumptions and estimates to make a number of core decisions. A brief discussion of each of these areas follows.

Allowance for loan and lease losses

The loan portfolio is the largest category of assets on our balance sheet. We consider a variety of data to determine probable losses incurred in the loan portfolio and to establish an allowance that is sufficient to absorb those losses. For example, we apply historical loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, lending policies, underwriting standards, and the level of credit risk associated with specific industries and markets. Other considerations include expected cash flows and estimated collateral values.

For all TDR’s, regardless of size, as well as all other impaired loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss and assign a specific allowance to the loan if deemed appropriate. For example, a specific allowance may be assigned — even when sources of repayment appear sufficient — if we remain uncertain that the loan will be repaid in full.

We continually assess the risk profile of the loan portfolio and adjust the allowance for loan and lease losses when appropriate. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower. However, since our total loan portfolio is well diversified in many respects, and the risk profile of certain segments of the loan portfolio may be improving while the risk profile of others is deteriorating, we may decide to change the level of the allowance for one segment of the portfolio without changing it for any other segment.

At December 31, 2010, the Key Community Bank reporting unit had $917 million in goodwill, while the Key Corporate Bank reporting unit had no recorded goodwill. In addition to adjusting the allowance for loan and lease losses to reflect market conditions, we also may adjust the allowance because of unique events that cause actual losses to vary abruptly and significantly from expected losses. For example, class action lawsuits brought against an industry segment (e.g., one that used asbestos in its product) can cause a precipitous deterioration in the risk profile of borrowers doing business in that segment. Conversely, the dismissal of such lawsuits can improve the risk profile. In either case, historical loss rates for that industry segment would not have provided a precise basis for determining the appropriate level of allowance.

Even minor changes in the level of estimated losses can significantly affect management’s determination of the appropriate level of allowance because those changes must be applied across a large portfolio. To illustrate, an increase in estimated losses equal to one-tenth of one percent of our consumer loan portfolio as of December 31, 2010, would indicate the need for a $16 million increase in the level of the allowance. The same level of increase in estimated losses for the commercial loan portfolio would result in a $35 million increase in the allowance. Such adjustments to the allowance for loan and lease losses can materially affect financial results. Following the above examples, a $16 million increase in the consumer loan portfolio allowance would have reduced our earnings on an after-tax basis by approximately $10 million, or $.01 per share; a $35 million increase in the commercial loan portfolio allowance would have reduced earnings on an after-tax basis by approximately $22 million, or $.02 per share.

As we make decisions regarding the allowance, we benefit from a lengthy organizational history and experience with credit evaluations and related outcomes. Nonetheless, if our underlying assumptions later prove to be inaccurate, the allowance for loan and lease losses would likely need to be adjusted, possibly having an adverse effect on our results of operations.

Our accounting policy related to the allowance is disclosed in Note 1 under the heading “Allowance for Loan and Lease Losses.”

Valuation methodologies

Effective January 1, 2008, we adopted the applicable accounting guidance for fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using internally developed models, which are based on third-party data as well as our judgment, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant market available inputs. We describe our adoption of this accounting guidance, the process used to determine fair values and the fair value hierarchy in Note 1 under the heading “Fair Value Measurements” and in Note 6 (“Fair Value Measurements”).

At December 31, 2010, $25.3 billion, or 28%, of our total assets were measured at fair value on a recurring basis. Substantially all of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At December 31, 2010, $2.2 billion, or 3%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

At December 31, 2010, $296 million, or 0.3%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 13% of these assets were classified as Level 1 or Level 2. At December 31, 2010, there were no liabilities measured at fair value on a nonrecurring basis.

Valuation methodologies often involve significant judgment, particularly when there are no observable active markets for the items being valued. To determine the values of assets and liabilities, as well as the extent to which related assets may be impaired, we make assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results. The outcomes of valuations that we perform have a direct bearing on the recorded amounts of assets and liabilities, including loans held for sale, principal investments, goodwill, and pension and other postretirement benefit obligations.

A discussion of the valuation methodology applied to our loans held for sale is included in Note 1 under the heading “Loans Held for Sale.”

Our principal investments include direct and indirect investments, predominantly in privately-held companies. The fair values of these investments are determined by considering a number of factors, including the target company’s financial condition and results of operations, values of public companies in comparable businesses, market liquidity, and the nature and duration of resale restrictions. The fair value of principal investments was $898 million at December 31, 2010; a 10% positive or negative variance in that fair value would have increased or decreased our 2010 earnings by approximately $90 million ($56 million after tax, or $.06 per share).

The valuation and testing methodologies used in our analysis of goodwill impairment are summarized in Note 1 under the heading “Goodwill and Other Intangible Assets.” The first step in testing for impairment is to determine the fair value of each reporting unit. Our reporting units for purposes of this testing are our two major business segments: Key Community Bank and Key Corporate Bank. Fair values are estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). We perform a sensitivity analysis of the estimated fair value of each reporting unit as appropriate. We believe the estimates and assumptions used in the goodwill impairment analysis for our reporting units are reasonable. However, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future.

The second step of impairment testing is necessary only if the carrying amount of either reporting unit exceeds its fair value, suggesting goodwill impairment. In such a case, we would estimate a hypothetical purchase price for the reporting unit

(representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill.

As a result of our sale of Tuition Management Systems in December 2010, customer relationship intangible assets of $15 million were written off against the purchase price to determine the net gain during 2010. During 2009, we recorded noncash charges for intangible assets impairment of $241 million ($192 million after tax, or $.28 per common share). See Note 10 (“Goodwill and Other Intangible Assets”) for a summary of the events that resulted in these charges.

Due to the economic uncertainty experienced since 2007, we have conducted quarterly reviews of the applicable goodwill impairment indicators and evaluated the carrying amount of our goodwill, as necessary.

The primary assumptions used in determining our pension and other postretirement benefit obligations and related expenses, including sensitivity analysis of these assumptions, are presented in Note 19 (“Employee Benefits”).

When potential asset impairment is identified, we must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) to apply the appropriate accounting treatment. For example, unrealized losses on securities available for sale that are deemed temporary are recorded in shareholders’ equity; those deemed “other-than-temporary” are recorded in either earnings or shareholders’ equity based on certain factors. Additional information regarding temporary and other-than-temporary impairment on securities available for sale at December 31, 2010, is provided in Note 7 (“Securities”).

Derivatives and hedging

We use primarily interest rate swaps to hedge interest rate risk for asset and liability management purposes. These derivative instruments modify the interest rate characteristics of specified on-balance sheet assets and liabilities. Our accounting policies related to derivatives reflect the current accounting guidance, which provides that all derivatives should be recognized as either assets or liabilities on the balance sheet at fair value, after taking into account the effects of master netting agreements. Accounting for changes in the fair value (i.e., gains or losses) of a particular derivative depends on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.

The application of hedge accounting requires significant judgment to interpret the relevant accounting guidance, as well as to assess hedge effectiveness, identify similar hedged item groupings, and measure changes in the fair value of the hedged items. We believe our methods of addressing these judgments and applying the accounting guidance are consistent with both the guidance and industry practices. However, interpretations of the applicable accounting guidance continue to change and evolve. In the future, these evolving interpretations could result in material changes to our accounting for derivative financial instruments and related hedging activities. Although such changes may not have a material effect on our financial condition, a change could have a material adverse effect on our results of operations in the period in which it occurs. Additional information relating to our use of derivatives is included in Note 1 under the heading “Derivatives” and Note 8 (“Derivatives and Hedging Activities”).

Contingent liabilities, guarantees and income taxes

Contingent liabilities arising from litigation and from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations, are summarized in Note 16 (“Commitments, Contingent Liabilities and Guarantees”). We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee, but there is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 16 for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2010.

It is not always clear how the Internal Revenue Code and various state tax laws apply to transactions that we undertake. In the normal course of business, we may record tax benefits and then have those benefits contested by the IRS or state tax authorities. We have provided tax reserves that we believe are adequate to absorb potential adjustments that such challenges may necessitate. However, if our judgment later proves to be inaccurate, the tax reserves may need to be adjusted, which could have an adverse effect on our results of operations and capital.

Additionally, we conduct quarterly assessments that determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies and projected future reversals of deferred tax items. These assessments are subjective and may change. Based on these criteria, and in particular our projections for future taxable income, we currently believe that it is more-likely-than-not that we will realize our net deferred tax asset in future periods. However, changes to the evidence used in our assessments could have a material adverse effect on our results of operations in the period in which they occur. For further information on our accounting for income taxes, see Note 12 (“Income Taxes”).

During 2010, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Highlights of Our 2010 Performance

Financial performance

For 2010, we announced net income from continuing operations attributable to Key common shareholders of $390 million, or $.47 per Common Share. These results compare to a net loss from continuing operations attributable to Key common shareholders of $1.629 billion, or $2.27 per Common Share, for 2009.

Figure 3 shows our continuing and discontinued operating results for the past three years. Our financial performance for each of the past six years is summarized in Figure 4.

Figure 3. Results of Operations

Year ended December 31,
in millions, except per share amounts	2010	2009	2008
SUMMARY OF OPERATIONS
Income (loss) from continuing operations attributable to Key	$577	$(1,287)	$(1,295)
Income (loss) from discontinued operations, net of taxes (a)	(23)	(48)	(173)

Net income (loss) attributable to Key	$554	$(1,335)	$(1,468)

Income (loss) from continuing operations attributable to Key	$577	$(1,287)	$(1,295)
Less: Dividends on Series A Preferred Stock	23	39	25
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	114	—
Cash dividends on Series B Preferred Stock	125	125	15
Amortization of discount on Series B Preferred Stock	16	16	2

Income (loss) from continuing operations attributable to Key common shareholders	413	(1,581)	(1,337)
Income (loss) from discontinued operations, net of taxes (a)	(23)	(48)	(173)

Net income (loss) attributable to Key common shareholders	$390	$(1,629)	$(1,510)

PER COMMON SHARE - ASSUMING DILUTION
Income (loss) from continuing operations attributable to Key common shareholders	$.47	$(2.27)	$(2.97)
Income (loss) from discontinued operations, net of taxes (a)	(.03)	(.07)	(.38)

Net income (loss) attributable to Key common shareholders	$.44	$(2.34)	$(3.36)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations in 2010 was primarily attributable to fair value adjustments related to the education lending securitization trusts. Included in the loss from discontinued operations in 2009 is a charge for intangible assets impairment related to Austin.

The earnings improvement in 2010 resulted from improved pre-provision net revenue and a lower provision for loan and lease losses when compared to 2009. Results in 2009 were adversely impacted by an elevated provision for loan and lease losses, write-offs of certain intangible assets and write-downs of certain commercial real estate related investments.

With three consecutive profitable quarters, and continued signs of increased economic activity on the part of our clients, we believe that we are positioned well to compete with other businesses in 2011. Our core financial measures – strong capital, enhanced liquidity, adequate loan and lease loss reserves, as well as our exit from riskier lending categories – represent a firm foundation for the year ahead.

Net interest margin from continuing operations was 3.26% for 2010. This was an increase of 43 basis points from 2009. This increase was primarily due to lower funding costs, which began in the latter part of 2009. We continue to experience an improvement in our mix of deposits by reducing the level of higher costing certificates of deposit and growing lower costing transaction accounts. This benefit to the net interest margin was partially offset by a lower level of average earning assets compared to the same period one year ago resulting from pay downs on loans. During 2009, our net interest margin was under pressure as the federal funds target rate was at low levels throughout the year. This resulted in a larger decrease in interest rates on earning assets than that experienced on interest-bearing liabilities.

We saw an increase in loan demand within our core commercial client base during the fourth quarter of 2010. Excluding the impact of our exit portfolios, our commercial and industrial and leasing portfolios both experienced loan growth for the first time since the fall of 2008. However, there can be no assurance this will continue in 2011, as many clients have sufficient liquidity resources to meet current operating needs.

In 2010, credit quality also continued to improve across the majority of the loan portfolios in both Key Community Bank and Key Corporate Bank. Net loan charge-offs and nonperforming loans declined each quarter during 2010. At December 31, 2010, nonperforming assets stood at their lowest level since the third quarter of 2008.

Net charge-offs for 2010 were $1.6 billion, a decrease of $687 million from 2009. During the same period, commercial loan net charge-offs decreased by $673 million, primarily driven by lower charge-offs from the commercial real estate construction portfolio.

At December 31, 2010, our nonperforming loans totaled $1.1 billion and represented 2.13% of period-end portfolio loans, compared to 3.72% at December 31, 2009. Nonperforming assets at December 31, 2010 totaled $1.3 billion and represented 2.66% of portfolio loans, OREO and other nonperforming assets, compared to $2.5 billion and 4.25% at December 31, 2009. Most of the reduction came from nonperforming loans in the commercial, financial and agricultural, the real estate – commercial mortgage, and the real estate – construction portfolios.

Our exit loan portfolio accounted for $210 million, or 15.70%, of total nonperforming assets at December 31, 2010, compared to $599 million, or 23.86%, at December 31, 2009.

Our allowance for loan and lease losses decreased to $1.6 billion from $2.6 billion one year ago. At December 31, 2010, our allowance represented 3.20% of total loans and 150.19% of nonperforming loans compared to 4.31% and 115.87%, respectively at December 31, 2009. One of our primary areas of focus has been to reduce our exposure to the higher risk segments of our commercial real estate portfolio. In addition, we are continuing to work down the loan portfolios that have been identified for exit to improve our risk-adjusted returns. Further information pertaining to our progress in reducing our commercial real estate exposure and our exit loan portfolio is presented in the section entitled “Credit risk management.”

At December 31, 2010, our Tier 1 common equity and Tier 1 risk-based capital ratios were 9.34% and 15.16%, compared to 7.50% and 12.75%, respectively at December 31, 2009. In 2009, we completed a series of successful transactions that generated approximately $2.4 billion of new Tier I common equity to strengthen our overall capital.

Additionally, we made significant progress on strengthening our liquidity and funding positions during 2010 while in the midst of weak loan demand and a soft economy. Our consolidated average loan to deposit ratio was 90% for the fourth quarter of 2010, compared to 97% for the fourth quarter of 2009. This improvement was accomplished by growing our noninterest-bearing deposits, NOW and money market deposits, reducing our reliance on wholesale funding, exiting nonrelationship businesses and increasing the portion of our earning assets invested in highly liquid securities. During 2010, we originated approximately $29.5 billion in new or renewed lending commitments.

Over the last two years, we have opened 77 new branches and renovated approximately 145 others, expanding Key’s 14-state branch network to 1,033 branches. Further, we plan to build an additional 35-40 new branches in 2011. We also recently announced that we scored significantly higher than our four largest competitor banks in a third quarter of 2010 customer satisfaction survey conducted by the American Customer Satisfaction Index. Our scores were significantly better than bank industry scores across multiple dimensions, most notably in Customer Loyalty.

Figure 4. Selected Financial Data

															Compound
															Annual Rate
															of Change
dollars in millions, except per share amounts	2010	2009			2008			2007	2006 (c)			2005 (c)			(2005-2010)
YEAR ENDED DECEMBER 31,
Interest income	$3,408	$3,795			$4,353			$5,336	$5,065			$4,122			(3.7)%
Interest expense	897	1,415			2,037			2,650	2,329			1,562			(10.5)
Net interest income	2,511	2,380	(a	)	2,316	(a	)	2,686	2,736			2,560			(.4)
Provision for loan and lease losses	638	3,159			1,537			525	148			143			34.9
Noninterest income	1,954	2,035			1,847			2,241	2,124			2,058			(1.0)
Noninterest expense	3,034	3,554			3,476			3,158	3,061			2,962			.5
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	793	(2,298)			(850)			1,244	1,651			1,513			(12.1)
Income (loss) from continuing operations attributable to Key before cumulative effect of accounting change	577	(1,287)			(1,295)			935	1,177			1,076			(11.7)
Income (loss) from discontinued operations, net of taxes(b)	(23)	(48)			(173)			(16)	(127)			53			N/M
Net income (loss) attributable to Key before cumulative effect of accounting change	554	(1,335)			(1,468)			919	1,050			1,129			(13.3)
Net income (loss) attributable to Key	554	(1,335)	(a	)	(1,468)	(a	)	919	1,055			1,129			(13.3)
Income (loss) from continuing operations attributable to Key common shareholders	413	(1,581)			(1,337)			935	1,182			1,076			(17.4)
Income (loss) from discontinued operations, net of taxes(b)	(23)	(48)			(173)			(16)	(127)			53			N/M
Net income (loss) attributable to Key common shareholders	390	(1,629)			(1,510)			919	1,055			1,129			(19.2)

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders before cumulative effect of accounting change	$.47	$(2.27)			$(2.97)			$2.39	$2.91			$2.63			(29.1)%
Income (loss) from discontinued operations(b)	(.03)	(.07)			(0.38)			(.04)	(.31)			.13			N/M
Net income (loss) attributable to Key before cumulative effect of accounting change	.45	(2.34)			(3.36)			2.35	2.60			2.76			(30.4)
Net income (loss) attributable to Key common shareholders	.45	(2.34)			(3.36)			2.35	2.61			2.76			(30.4)
Income (loss) from continuing operations attributable to Key common shareholders before cumulative effect of accounting change— assuming dilution	$.47	$(2.27)			$(2.97)			$2.36	$2.87			$2.60			(29.0)
Income (loss) from discontinued operations — assuming dilution(b)	(.03)	(.07)			(.38)			(.04)	(.31)			.13			N/M
Income (loss) attributable to Key before cumulative effect of accounting change— assuming dilution	.44	(2.34)			(3.36)			2.32	2.56			2.73			(30.6)
Net income (loss) attributable to Key common shareholders — assuming dilution	.44	(2.34)	(a	)	(3.36)	(a	)	2.32	2.57			2.73			(30.6)
Cash dividends paid	.04	.0925			1.00			1.46	1.38			1.30			(50.2)
Book value at year end	9.52	9.04			14.97			19.92	19.30			18.69			(12.6)
Tangible book value at year end	8.45	7.94			12.48			16.47	16.07			15.05			(10.9)
Market price at year end	8.85	5.55			8.52			23.45	38.03			32.93			(23.1)
Dividend payout ratio	N/M	N/M			N/M			62.13%	52.87%			47.10%			N/A
Weighted-average common shares outstanding (000)	874,748	697,155			450,039			392,013	404,490			408,981			16.4
Weighted-average common shares and potential common shares outstanding (000)	878,153	697,155			450,039			395,823	410,222			414,014			16.2

AT DECEMBER 31,
Loans	$50,107	$58,770			$72,835			$70,492	$65,480			$66,112			(5.4)%
Earning assets	76,211	80,318			89,759			82,865	77,146	(c	)	76,908	(c	)	(.2)
Total assets	91,843	93,287			104,531			98,228	92,337	(c	)	93,126	(c	)	(.3)
Deposits	60,610	65,571			65,127			62,934	58,901			58,539			.7
Long-term debt	10,592	11,558			14,995			11,957	14,533			13,939			(5.3)
Key common shareholders’ equity	8,380	7,942			7,408			7,746	7,703			7,598			2.0
Key shareholders’ equity	11,117	10,663			10,480			7,746	7,703			7,598			7.9

PERFORMANCE RATIOS
From continuing operations:
Return on average total assets	.66%	(1.35)%			(1.29)%			1.02%	1.34%			1.27%			N/A
Return on average common equity	5.06	(19.00)			(16.22)			12.11	15.28			14.69			N/A
Net interest margin (TE)	3.26	2.83			2.15			3.50	3.73			3.68			N/A
From consolidated operations:
Return on average total assets	.59%	(1.34)		%(a)	(1.41)		%(a)	.97%	1.12%			1.24%			N/A
Return on average common equity	4.78	(19.62)	(a	)	(18.32)	(a	)	11.90	13.64			15.42			N/A
Net interest margin (TE)	3.16	2.81	(a	)	2.16	(a	)	3.46	3.69			3.69			N/A

CAPITAL RATIOS AT DECEMBER 31,
Key shareholders’ equity to assets	12.10%	11.43%			10.03%			7.89%	8.34		%(c)	8.16		%(c)	N/A
Tangible Key shareholders’ equity to tangible assets	11.20	10.50			8.96			6.61	7.04	(c	)	6.68	(c	)	N/A
Tangible common equity to tangible assets	8.19	7.56			5.98			6.61	7.04	(c	)	6.68	(c	)	N/A
Tier 1 common equity	9.34	7.50			5.62			5.74	6.47			6.07			N/A
Tier 1 risk-based capital	15.16	12.75			10.92			7.44	8.24			7.59			N/A
Total risk-based capital	19.12	16.95			14.82			11.38	12.43			11.47			N/A
Leverage	13.02	11.72			11.05			8.39	8.98			8.53			N/A

OTHER DATA
Average full-time-equivalent employees	15,610	16,698			18,095			18,934	20,006			19,485			(4.3)%
Branches	1,033	1,007			986			955	950			947			1.8

(a)	See Figure 5, which presents certain earnings data and performance ratios, excluding charges related to goodwill and other intangible assets impairment and the tax treatment of certain leveraged lease financing transactions disallowed by the IRS. Figure 5 reconciles certain GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(b)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. We sold the subprime mortgage loan portfolio held by the Champion Mortgage finance business in November 2006, and completed the sale of Champion’s origination platform in February 2007. As a result of these actions and decisions, we have accounted for these businesses as discontinued operations.

(c)	Certain financial data for periods prior to 2007 have not been adjusted to reflect the effect of our January 1, 2008, adoption of new accounting guidance regarding the offsetting of amounts related to certain contracts.

Figure 5 presents certain financial measures related to “tangible common equity” and “Tier 1 common equity.” The tangible common equity ratio has been a focus for some investors. We believe this ratio may assist investors in analyzing our capital position without regard to the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since the commencement of the SCAP in early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 risk-based capital known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. This increased focus on Tier 1 common equity is also present in the Basel Committee’s Basel III guidelines, which U.S. regulators are expected to adopt pursuant to regulations expected to be issued in the summer of 2011. The enactment of the Dodd-Frank Act also changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities (excluding TARP CPP preferred stock issued to the United States or any federal government entity before October 4, 2010) being treated as Tier 1 eligible capital. This three year phase-out period, which commences January 1, 2013, will ultimately result in our capital securities being treated only as Tier 2 capital.

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

The table also shows the computation for pre-provision net revenue, which is not formally defined by GAAP. Management believes that eliminating the effects of the provision for loan and lease losses makes it easier to analyze our results by presenting them on a more comparable basis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 5. GAAP to Non-GAAP Reconciliations

Year Ended December 31,
dollars in million, except per share amounts	2010	2009
TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS
Key shareholders’ equity (GAAP)	$11,117	$10,663
Less: Intangible assets	938	967
Preferred Stock, Series B	2,446	2,430
Preferred Stock, Series A	291	291

Tangible common equity (non-GAAP)	$7,442	$6,975

Total assets (GAAP)	$91,843	$93,287
Less: Intangible assets	938	967

Tangible assets (non-GAAP)	$90,905	$92,320

Tangible common equity to tangible assets ratio (non-GAAP)	8.19%	7.56%

TIER 1 COMMON EQUITY
Key shareholders’ equity (GAAP)	$11,117	$10,663
Qualifying capital securities	1,791	1,791
Less: Goodwill	917	917
Accumulated other comprehensive income (loss) (a)	(66)	(48)
Other assets (b)	248	632

Total Tier 1 capital (regulatory)	11,809	10,953
Less: Qualifying capital securities	1,791	1,791
Preferred Stock, Series B	2,446	2,430
Preferred Stock, Series A	291	291

Total Tier 1 common equity (non-GAAP)	$7,281	$6,441

Net risk-weighted assets (regulatory) (b)	$77,921	$85,881

Tier 1 common equity ratio (non-GAAP)	9.34%	7.50%

PRE-PROVISION NET REVENUE
Net interest income (GAAP)	$2,511	$2,380
Plus: Taxable-equivalent adjustment	26	26
Noninterest income	1,954	2,035
Less: Noninterest expense	3,034	3,554

Pre-provision net revenue from continuing operations (non-GAAP)	$1,457	$887

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed deferred tax assets of $158 at December 31, 2010 and $514 million at December 31, 2009, disallowed intangible assets (excluding goodwill), and deductible portions of nonfinancial equity investments.

Line of Business Results

This section summarizes the financial performance and related strategic developments of our two major business segments (operating segments), Key Community Bank and Key Corporate Bank. During the first quarter of 2010, we re-aligned our reporting structure for our business segments. Prior to 2010, Consumer Finance consisted mainly of portfolios that were identified as exit or run-off portfolios and were included in our Key Corporate Bank segment. Effective for all periods presented, we are reflecting the results of these exit portfolios in Other Segments. The automobile dealer floor plan business, previously included in Consumer Finance, has been re-aligned with the Commercial Banking line of business within the Key Community Bank segment. In addition, other previously identified exit portfolios included in the Key Corporate Bank segment have been moved to Other Segments. Note 21 (“Line of Business Results”) describes the products and services offered by each of these business segments, provides more detailed financial information pertaining to the segments and their respective lines of business, and explains “Other Segments” and “Reconciling Items.”

Figure 6 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for each of the past three years.

Figure 6. Major Business Segments - Taxable-Equivalent (“TE”) Revenue from Continuing Operations and Income
(Loss) from Continuing Operations Attributable to Key

				Change 2010 vs. 2009
Year ended December 31,
dollars in millions	2010	2009	2008	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$2,410	$2,496	$2,538	$(86)	(3.4)%
Key Corporate Bank	1,679	1,586	1,635	93	5.9
Other Segments	363	259	(620)	104	40.2

Total Segments	4,452	4,341	3,553	111	2.6
Reconciling Items(a)	39	100	156	(61)	(61.0)

Total	$4,491	$4,441	$3,709	$50	1.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$161	(56)	$356	$217	N/M
Key Corporate Bank	434	$(1,058)	(136)	1,492	N/M
Other Segments	(14)	(359)	(1,204)	345	N/M

Total Segments	581	(1,473)	(984)	2,054	N/M
Reconciling Items(a)	(4)	186	(311)	(190)	(102.2)%

Total	$577	$(1,287)	$(1,295)	$1,864	N/M

(a)	Reconciling Items for 2009 include a $106 million credit to income taxes, due primarily to the settlement of IRS audits for the tax years 1997-2006. Results for 2009 also include a $32 million ($20 million after tax) gain from the sale of our claim associated with the Lehman Brothers’ bankruptcy and a $105 million ($65 million after tax) gain from the sale of our remaining equity interest in Visa Inc. Reconciling Items for 2008 include $120 million of previously accrued interest recovered in connection with our opt-in to the IRS global tax settlement and total charges of $505 million to income taxes for the interest cost associated with the leveraged lease tax litigation. Also, during 2008, Reconciling Items include a $165 million ($103 million after tax) gain from the partial redemption of our equity interest in Visa Inc. and a $17 million charge to income taxes for the interest cost associated with the increase to our tax reserves for certain LILO transactions.

Key Community Bank summary of operations

As shown in Figure 7, Key Community Bank recorded net income attributable to Key of $161 million for 2010, compared to a net loss of $56 million for 2009, and net income of $356 million for 2008. The increase in 2010 was the result of improvements in noninterest income, reductions in noninterest expense, and a significant decrease in the provision for loan and lease losses.

Taxable-equivalent net interest income declined by $104 million, or 6%, from 2009 as a result of a decrease in average earning assets, a decline in average deposits, and tighter deposit spreads. Average loans and leases declined by $2.7 billion, or 9%, due to reductions in the commercial loan and home equity portfolios, while average deposits declined $2.9 billion, or 6%. The decrease in average deposits reflects a strong mix shift in the portfolio, as average certificates of deposit declined $7 billion in 2010. Higher-costing certificates of deposit originated in prior years matured and repriced to current market rates, partially offset by growth in noninterest-bearing deposits and NOW accounts.

Noninterest income increased by $18 million, or 2%, from 2009 due in part to an increase in trust and investment services income of $20 million. Derivative revenue increased $21 million from 2009, due primarily to a reduction in the provision for credit losses from client derivatives. In addition, electronic banking fees increased $12 million, or 11% from 2009. These positive results were offset in part by a $28 million decrease in service charges on deposit accounts, resulting from both changes in customer behavior and the implementation of Regulation E.

The provision for loan and lease losses declined by $318 million, or 44%, from 2009. Key Community Bank’s provision in excess of charge-offs for loan and lease losses declined by $372 million from 2009 reflecting improving economic conditions from one year ago. The improvement in this provision was partially offset by a $54 million increase in net loan charge-offs.

Noninterest expense decreased by $106 million, or 6%, from 2009, due in part to a $40 million decrease in the FDIC deposit insurance assessment. Also contributing to the year-over-year change in noninterest expense was a charge of $21 million recorded to the provision for losses on lending-related commitments in 2009, compared to a credit of $20 million recorded in 2010. Finally, corporate allocated costs declined $52 million. The improvement in these areas was partially offset by higher business services and professional fees reflecting the cost of our third-party mortgage operations and the continued investment in our branch network. Over the last two years, we have opened 77 new branches and renovated approximately 145 others as part of our branch modernization initiative.

In 2009, the $412 million decrease in net income attributable to Key was due in part to an increase in the provision for loan and lease losses of $452 million, coupled with a decrease in noninterest income of $57 million. In addition, noninterest expense increased $157 million, primarily due to an increase in FDIC deposit insurance expense. These changes more than offset a $15 million increase in net interest income.

Figure 7. Key Community Bank

				Change 2010 vs. 2009
Year ended December 31,
dollars in millions	2010	2009	2008	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,619	$1,723	$1,708	$(104)	(6.0)%
Noninterest income	791	773	830	18	2.3

Total revenue (TE)	2,410	2,496	2,538	(86)	(3.4)
Provision for loan and lease losses	413	731	279	(318)	(43.5)
Noninterest expense	1,828	1,934	1,777	(106)	(5.5)

Income (loss) before income taxes (TE)	169	(169)	482	338	N/M
Allocated income taxes and TE adjustments	8	(113)	126	121	N/M

Net income (loss) attributable to Key	$161	$(56)	$356	$217	N/M

AVERAGE BALANCES
Loans and leases	$27,046	$29,747	$31,239	$(2,701)	(9.1)%
Total assets	30,244	32,574	34,214	(2,330)	(7.2)
Deposits	49,670	52,541	50,398	(2,871)	(5.5)

Assets under management at year end	$18,788	$17,709	$15,486	$1,079	6.1%

ADDITIONAL KEY COMMUNITY BANK DATA

				Change 2010 vs. 2009
Year ended December 31,
dollars in millions	2010	2009	2008	Amount	Percent
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$19,682	$17,515	$19,186	$2,167	12.4%
Savings deposits	1,855	1,767	1,751	88	5.0
Certificates of deposits ($100,000 or more)	6,065	8,629	7,003	(2,564)	(29.7)
Other time deposits	10,497	14,506	13,293	(4,009)	(27.6)
Deposits in foreign office	428	567	1,187	(139)	(24.5)
Noninterest-bearing deposits	11,143	9,557	7,978	1,586	16.6

Total deposits	$49,670	$52,541	$50,398	$(2,871)	(5.5)%

HOME EQUITY LOANS
Average balance	$9,773	$10,214	$9,846
Weighted-average loan-to-value ratio (at date of origination)	70%	70%	70%
Percent first lien positions	53	53	54

OTHER DATA
Branches	1,033	1,007	986
Automated teller machines	1,531	1,495	1,478

Key Corporate Bank summary of operations

As shown in Figure 8, Key Corporate Bank recorded net income attributable to Key of $434 million for 2010, compared to a net loss attributable to Key of $1.058 billion for 2009 and a net loss attributable to Key of $136 million for 2008. The 2010 improvement was primarily due to a substantial decrease in the provision for loan and lease losses, improvement in noninterest income, and a decrease in noninterest expense. This improvement was moderated by a decline in net interest income that resulted from a reduction in average earning assets.

Taxable-equivalent net interest income declined by $77 million, or 9%, in 2010 compared to 2009, due primarily to a reduction in average earning assets, offset in part by improved earning asset yields and an increase in deferred loan fees. Average earning assets fell by $7.1 billion, or 24%, due primarily to reductions in the commercial loan portfolios. Average deposits declined by $484 million, or 4%.

Noninterest income increased by $170 million, or 24%, from 2009, due in part to net gains on certain commercial real estate investments. During 2010, these gains on certain commercial real estate investments totaled $7 million as compared to losses of $137 million in 2009 which reflected reductions in the fair values of certain commercial real estate related investments made by the Real Estate Capital and Corporate Banking Services line of business. Also contributing to the improvement in noninterest income was a $48 million improvement in net losses from loan sales, a $29 million improvement in investment banking income, and a $28 million gain from the sale of Tuition Management Systems in December 2010. The growth in noninterest income was offset in part by a $35 million decrease in trust and investment services income which was primarily due to reduced brokerage commissions in the Institutional and Capital Markets line of business. Noninterest income was also adversely impacted by a $29 million decline in operating lease revenue and a $13 million decrease in letter of credit fees.

The provision for loan and lease losses declined by $1.854 billion from 2009, reflecting lower levels of net loan charge-offs, primarily from the commercial loan portfolio. Key Corporate Bank’s provision for loan and lease losses was less than net loan charge-offs by $635 million as we continued to experience improved asset quality.

During 2009, noninterest expense was adversely affected by intangible asset impairment charges totaling $241 million. These charges resulted from reductions in the estimated fair value of the Key Corporate Bank reporting unit caused by weakness in the financial markets and the write-off of other intangible assets related to our leasing operation. Excluding these intangible asset charges, noninterest expense declined by $86 million, or 8%, from 2009, due primarily to a $21 million credit to provision for losses on lending-related commitments recorded during 2010, compared to a $45 million charge recorded in 2009. A $20 million decline in operating lease expense, lower FDIC deposit insurance assessment, and a decrease in internally allocated overhead and support costs also contributed to the decrease in noninterest expense. These factors were partially offset by a $20 million increase in OREO expense, and increases in both personnel expense and miscellaneous expense.

In 2009, results were less favorable than they were in 2008 due to a $38 million, or 4%, reduction in net interest income, an $11 million, or 2%, decrease in noninterest income, and a $1.322 billion increase in the provision for loan and lease losses and a $121 million, or 10%, increase in noninterest expense. Noninterest expense in 2008 included an intangible asset impairment charge of $217 million compared to the $241 million charge in 2009 and a $7 million credit provision for losses on lending related-commitments compared to the $45 million charge in 2009.

Consistent with our strategy to focus on core relationship businesses, we sold Tuition Management Systems in December 2010.

Figure 8. Key Corporate Bank

Year ended December 31,				Change 2010 vs. 2009
dollars in millions	2010	2009	2008	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$803	$880	$918	$(77)	(8.8)%
Noninterest income	876	706	717	170	24.1

Total revenue (TE)	1,679	1,586	1,635	93	5.9
Provision for loan and lease losses	(28)	1,826	504	(1,854)	(101.5)
Noninterest expense	1,024	1,351	1,230	(327)	(24.2)

Income (loss) before income taxes (TE)	683	(1,591)	(99)	2,274	N/M
Allocated income taxes and TE adjustments	250	(528)	37	778	N/M

Net income (loss)	433	(1,063)	(136)	1,496	N/M
Less: Net income (loss) attributable to noncontrolling interests	(1)	(5)	—	4	N/M

Net income (loss) attributable to Key	$434	$(1,058)	$(136)	$1,492	N/M

AVERAGE BALANCES
Loans and leases	$20,368	$27,237	$29,123	$(6,869)	(25.2)%
Loans held for sale	314	418	1,230	(104)	(24.9)
Total assets	24,342	33,002	36,872	(8,660)	(26.2)
Deposits	12,407	12,891	11,889	(484)	(3.8)

Assets under management at year end	$41,027	$49,230	$49,231	$(8,203)	(16.7)%

Other Segments

Other Segments consists of Corporate Treasury, our Principal Investing unit and various exit portfolios that previously were included in the Key Corporate Bank segment. These exit portfolios were moved to Other Segments during the first quarter of

2010. Prior periods have been adjusted to conform to the current reporting of the financial information for each segment. Other Segments generated a net loss attributable to Key of $14 million for 2010, compared to a net loss attributable to Key of $359 million for 2009. The results reflect a $277 million increase in net interest income and a decrease in the loan loss provision of $331 million. Noninterest income results declined $173 million as increases in net gains from principal investing (including results attributable to noncontrolling interests) of $70 million, net gains on loan sales of $23 million and income from corporate-owned life insurance of $22 million were more than offset by declines in net securities gains of $126 million, gains on sales of leased equipment of $75 million and net gains of $78 million related to the exchange of common shares for capital securities during 2009. Noninterest expense results declined $110 million as OREO expense decreased $46 million, operating lease expense decreased $31 million and support and overhead charges decreased $20 million.

In 2009, Other Segments generated a net loss attributable to Key of $359 million, compared to a net loss attributable to Key of $1.2 billion for 2008. The results reflect a $564 million increase in net interest income and a decrease in the loan loss provision of $165 million. In 2008, net interest income was negatively impacted as a result of certain leveraged lease financing transactions that were challenged by the IRS. Noninterest income results improved $315 million as a result of increases in net securities gains of $125 million, net gains of $78 million related to the exchange of common shares for capital securities during 2009, gains on sales of leased equipment of $55 million and net gains from principal investing (including results attributable to noncontrolling interests) of $51 million. Noninterest expense results declined $197 million as the OREO expense increase of $54 million was more than offset by a decline in various other expense categories.

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

To make it easier to compare results among several periods and the yields on various types of earning assets (some taxable, some not), we present net interest income in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable and at the same taxable rate). For example, $100 of tax-exempt income would be presented as $154, an amount that — if taxed at the statutory federal income tax rate of 35% — would yield $100.

Figure 9 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past six years. This figure also presents a reconciliation of taxable-equivalent net interest income to net interest income reported in accordance with GAAP for each of those years. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less cost of funding, is calculated by dividing net interest income by average earning assets.

Taxable-equivalent net interest income for 2010 was $2.537 billion, and the net interest margin was 3.26%. These results compare to taxable-equivalent net interest income of $2.406 billion and a net interest margin of 2.83% for the prior year. The increase in the 2010 net interest margin is primarily attributable to lower funding costs. We continue to experience an improvement in the mix of deposits by reducing the level of higher costing certificates of deposit and growing lower costing transaction accounts. This benefit to the net interest margin was partially offset during 2010 by a lower level of average earning assets compared to the prior year resulting primarily from pay downs on loans. We also experienced improved yields on loans due to lower levels of nonperforming loans. Compared to the prior year, funding costs were also reduced by maturities of long-term debt and the 2009 exchanges of capital securities for our Common Shares.

In the prior year, the net interest margin remained under pressure as the federal funds target rate was at low levels. This resulted in a larger decrease in the interest rates on earning assets than that experienced for interest-bearing liabilities. Further compression of the 2009 net interest margin came from higher levels of nonperforming assets and the termination of certain leveraged lease financing arrangements.

Average earning assets for 2010 totaled $78.4 billion, which was $6.7 billion, or 8%, lower than the 2009 level. This reduction reflects a $12.4 billion decrease in loans during the year, caused by soft demand for credit, paydowns on our portfolios as commercial clients deleveraged, and the run-off in our exit portfolios. The decline in loans was partially offset by an increase of $7.6 billion in securities available for sale.

The size and composition of our loan portfolios were affected by the following actions during 2010 and 2009:

♦	We sold $1.2 billion of commercial real estate loans during 2010 and $1.3 billion during 2009. Since some of these loans have been sold with limited recourse (i.e., there is a risk that we will be held accountable for certain events or representations made in the sales agreements), we established and have maintained a loss reserve in an amount that we believe is appropriate. More information about the related recourse agreement is provided in Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

♦	In addition to the sales of commercial real estate loans discussed above, we sold other loans totaling $2 billion (including $1.6 billion of residential real estate loans) during 2010 and $1.8 billion (including $1.5 billion of residential real estate loans) during 2009.

♦	In the fourth quarter of 2009, we transferred loans with a fair value of $82 million from held-for-sale status to the held-to-maturity portfolio as a result of current market conditions and our related plans to restructure the terms of these loans.

♦	We sold $487 million of education loans (included in “discontinued assets” on the balance sheet) during 2010, and $474 million during 2009. In late September 2009, we decided to exit the government-guaranteed education lending business and have applied discontinued operations accounting to the education lending business for all periods presented in this report.

♦	We transferred $193 million of loans ($248 million, net of $55 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in late September 2009, in conjunction with additional actions taken to reduce our exposure in the commercial real estate and institutional portfolios through the sale of selected assets. Most of these loans were sold during October 2009.

(This page intentionally left blank)

Figure 9. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	2010				2009					2008
Year ended December 31,	Average			Yield/	Average				Yield/		Average			Yield/
dollars in millions	Balance	Interest	(a)	Rate (a)	Balance		Interest	(a)	Rate	(a)	Balance	Interest	(a)	Rate	(a)
ASSETS
Loans (b),(c)
Commercial, financial and agricultural	$17,500	$813		4.64%	$23,181		1,038		4.48%		$26,372	$1,446		5.48%
Real estate — commercial mortgage	10,027	491		4.90	11,310	(d)	557		4.93		10,576	640		6.05
Real estate — construction	3,495	149		4.26	6,206	(d)	294		4.74		8,109	461		5.68
Commercial lease financing	6,754	352		5.21	8,220		369		4.48		9,642	(425)		(4.41)	(f)

Total commercial loans	37,776	1,805		4.78	48,917		2,258		4.61		54,699	2,122		3.88
Real estate — residential mortgage	1,828	102		5.57	1,764		104		5.91		1,909	117		6.11
Home equity:
Key Community Bank	9,773	411		4.20	10,214		445		4.36		9,846	564		5.73
Other	751	57		7.59	945		71		7.52		1,171	90		7.67

Total home equity loans	10,524	468		4.45	11,159		516		4.63		11,017	654		5.93
Consumer other — Key Community Bank	1,158	132		11.44	1,202		127		10.62		1,275	130		10.22
Consumer other:
Marine	2,497	155		6.23	3,097		193		6.22		3,586	226		6.30
Other	188	15		7.87	247		20		7.93		315	26		8.25

Total consumer other	2,685	170		6.34	3,344		213		6.35		3,901	252		6.46

Total consumer loans	16,195	872		5.39	17,469		960		5.50		18,102	1,153		6.37

Total loans	53,971	2,677		4.96	66,386		3,218		4.85		72,801	3,275		4.50
Loans held for sale	453	17		3.62	650		29		4.37		1,404	76		5.43
Securities available for sale (b),(g)	18,800	646		3.50	11,169		462		4.19		8,126	406		5.04
Held-to-maturity securities(b)	20	2		10.56	25		2		8.17		27	4		11.73
Trading account assets	1,068	37		3.47	1,238		47		3.83		1,279	56		4.38
Short-term investments	2,684	6		.24	4,149		12		.28		1,615	31		1.96
Other investments(g)	1,442	49		3.08	1,478		51		3.11		1,563	51		3.02

Total earning assets	78,438	3,434		4.39	85,095		3,821		4.49		86,815	3,899		4.49
Allowance for loan and lease losses	(2,207)				(2,273)						(1,341)
Accrued income and other assets	11,243				12,349						14,736
Discontinued assets — education lending business	6,677				4,269						4,180

Total assets	$94,151				$99,440						$104,390

LIABILITIES
NOW and money market deposit accounts	$25,712	91		.35	24,345		124		.51		26,429	427		1.62
Savings deposits	1,867	1		.06	1,787		2		.07		1,796	6		.32
Certificates of deposit ($100,000 or more)(h)	8,486	275		3.24	12,612		462		3.66		9,385	398		4.25
Other time deposits	10,545	301		2.86	14,535		529		3.64		13,300	556		4.18
Deposits in foreign office	926	3		.34	802		2		.27		3,501	81		2.31

Total interest-bearing deposits	47,536	671		1.41	54,081		1,119		2.07		54,411	1,468		2.70
Federal funds purchased and securities
sold under repurchase agreements	2,044	6		.31	1,618		5		.31		2,847	57		2.00
Bank notes and other short-term borrowings	545	14		2.63	1,907		16		.84		5,931	130		2.20
Long-term debt(h)	7,211	206		3.09	9,455		275		3.16		10,392	382		3.94

Total interest-bearing liabilities	57,336	897		1.58	67,061		1,415		2.13		73,581	2,037		2.80
Noninterest-bearing deposits	15,856				12,964						10,596
Accrued expense and other liabilities	3,131				4,340						6,920
Discontinued liabilities — education lending business(e)	6,677				4,269						4,180

Total liabilities	83,000				88,634						95,277
EQUITY
Key shareholders’ equity	10,895				10,592						8,923
Noncontrolling interests	256				214						190

Total equity	11,151				10,806						9,113

Total liabilities and equity	$94,151				$99,440						$104,390

Interest rate spread (TE)				2.81%					2.36%					1.69%

Net interest income (TE) and net interest margin (TE)		2,537		3.26%			2,406		2.83%			1,862	(f)	2.15	% (f)

TE adjustment(b)		26					26					(454)

Net interest income, GAAP basis		$2,511					2,380					$2,316

Prior to the third quarter of 2009, average balances have not been adjusted to reflect our January 1, 2008, adoption of the applicable accounting guidance related to the offsetting of certain derivative contracts on the consolidated balance sheet.

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (e) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

Figure 9. Consolidated Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations
(Continued)

												Compound Annual Rate
2007				2006				2005				of Change (2005-2010)
Average			Yield/	Average			Rate	Average			Yield/	Average
Balance	Interest	(a)	Rate (a)	Balance	Interest	(a)	Yield/ (a)	Balance	Interest	(a)	Rate (a)	Balance	Interest

$22,415	$1,622		7.23%	$21,679	$1,547		7.13%	$19,480	$1,083		5.56%	(2.1)%	(5.6)%
8,802	675		7.67	8,167	628		7.68	8,403	531		6.32	3.6	(1.6)
8,237	653		7.93	7,802	635		8.14	6,263	418		6.67	(11.0)	(18.6)
10,154	606		5.97	9,773	595		6.08	10,122	628		6.21	(7.8)	(10.9)

49,608	3,556		7.17	47,421	3,405		7.18	44,268	2,660		6.01	(3.1)	(7.5)
1,525	101		6.64	1,430	93		6.49	1,468	90		6.10	4.5	2.5

9,671	686		7.09	10,046	703		7.00	10,381	641		6.18	(1.2)	(8.5)
1,144	89		7.84	925	72		7.77	713	46		6.52	1.0	4.4

10,815	775		7.17	10,971	775		7.07	11,094	687		6.20	(1.0)	(7.4)
1,367	144		10.53	1,639	152		9.26	1,834	158		8.60	(8.8)	(3.5)

3,390	214		6.30	2,896	178		6.16	2,512	152		6.07	(.1)	.4
319	28		8.93	285	27		9.33	432	38		8.68	(15.3)	(17.0)

3,709	242		6.52	3,181	205		6.44	2,944	190		6.45	(1.8)	(2.2)

17,416	1,262		7.25	17,221	1,225		7.11	17,340	1,125		6.49	(1.4)	(5.0)

67,024	4,818		7.19	64,642	4,630		7.16	61,608	3,785		6.14	(2.6)	(6.7)
1,705	108		6.35	1,187	83		7.01	939	87		9.22	(13.6)	(27.9)
7,560	380		5.04	7,125	307		4.26	6,934	260		3.74	22.1	20.0
36	2		6.68	47	3		7.43	76	5		7.30	(23.4)	(16.7)
917	38		4.10	857	30		3.51	933	27		2.90	2.7	6.5
846	37		4.34	791	33		4.15	927	25		2.68	23.7	(24.8)
1,524	52		3.33	1,362	82		5.78	1,379	54		3.79	.9	(1.9)

79,612	5,435		6.82	76,011	5,168		6.79	72,796	4,243		5.82	1.5	(4.1)
(944)				(946)				(1,090)				15.2
12,672				12,881				12,781				(2.5)
3,544				3,756				3,422				14.3

$94,884				$91,702				$87,909				1.4%

$24,070	762		3.17	$25,044	710		2.84	$22,696	360		1.59	2.5%	(24.0)
1,591	3		.19	1,728	4		.23	1,941	5		.26	(.8)	(27.5)
6,389	321		5.02	5,581	261		4.67	4,957	189		3.82	11.4	7.8
11,767	550		4.68	11,592	481		4.14	10,789	341		3.16	(.5)	(2.5)
4,287	209		4.87	2,305	120		5.22	2,662	81		3.06	(19.0)	(48.3)

48,104	1,845		3.84	46,250	1,576		3.41	43,045	976		2.27	2.0	(7.2)

4,330	208		4.79	2,215	107		4.80	2,577	71		2.74	(4.5)	(39.0)
2,423	104		4.28	2,284	94		4.12	2,796	82		2.94	(27.9)	(29.8)
9,222	493		5.48	10,495	552		5.26	10,904	433		4.08	(7.9)	(13.8)

64,079	2,650		4.15	61,244	2,329		3.80	59,322	1,562		2.65	(.7)	(10.5)
13,418				12,803				11,772				6.1
5,969				6,077				5,997				(12.2)
3,544				3,756				3,422				14.3

87,010				83,880				80,513				.6

7,722				7,734				7,323				8.3
152				88				73				28.5

7,874				7,822				7,396				8.6

$94,884				$91,702				$87,909				1.4%

			2.67%				2.99%				3.17%

	2,785		3.50%		2,839		3.73%		2,681		3.68%		(1.1)

	99				103				121				(26.5)

	$2,686				$2,736				$2,560				(.4)%

(d)	In late March 2009, Key transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines pertaining to the classification of loans that have reached a completed status.

(e)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

(f)	During the fourth quarter of 2008, our taxable-equivalent net interest income was reduced by $18 million as a result of an agreement reached with the IRS on all material aspects related to the IRS global tax settlement pertaining to certain leveraged lease financing transactions. During the second quarter of 2008, our taxable-equivalent net interest income was reduced by $838 million following an adverse federal court decision on our tax treatment of a leveraged sale-leaseback transaction. During the first quarter of 2008, we increased our tax reserves for certain LILO transactions and recalculated our lease income in accordance with prescribed accounting standards. These actions reduced our first quarter 2008 taxable-

equivalent net interest income by $34 million. Excluding all of these reductions, the taxable-equivalent yield on our commercial lease financing portfolio would have been 4.82% for 2008, and our taxable-equivalent net interest margin would have been 3.13%.

(g)	Yield is calculated on the basis of amortized cost.

(h)	Rate calculation excludes basis adjustments related to fair value hedges.

Figure 10 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 10. Components of Net Interest Income Changes from Continuing Operations

	2010 vs. 2009				2009 vs. 2008
	Average	Yield/	Net		Average	Yield/	Net
in millions	Volume	Rate	Change	(a)	Volume	Rate	Change	(a)
INTEREST INCOME
Loans	$(614)	$73	$(541)		$(300)	$243	$(57)
Loans held for sale	(8)	(4)	(12)		(35)	(12)	(47)
Securities available for sale	273	(89)	184		134	(78)	56
Held-to-maturity securities	—	—	—		—	(2)	(2)
Trading account assets	(6)	(4)	(10)		(2)	(7)	(9)
Short-term investments	(4)	(2)	(6)		22	(41)	(19)
Other investments	(1)	(1)	(2)		(3)	3	—

Total interest income (TE)	(360)	(27)	(387)		(184)	106	(78)
INTEREST EXPENSE
NOW and money market deposit accounts	7	(40)	(33)		(31)	(272)	(303)
Savings deposits	—	(1)	(1)		—	(4)	(4)
Certificates of deposit ($100,000 or more)	(138)	(49)	(187)		123	(59)	64
Other time deposits	(128)	(100)	(228)		49	(76)	(27)
Deposits in foreign office	—	1	1		(37)	(42)	(79)

Total interest-bearing deposits	(259)	(189)	(448)		104	(453)	(349)
Federal funds purchased and securities sold under repurchase agreements	1	—	1		(18)	(34)	(52)
Bank notes and other short-term borrowings	(17)	15	(2)		(60)	(54)	(114)
Long-term debt	(64)	(5)	(69)		(32)	(75)	(107)

Total interest expense	(339)	(179)	(518)		(6)	(616)	(622)

Net interest income (TE)	$(21)	$152	$131		$(178)	$722	$544

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

Noninterest income for 2010 was $1.954 billion, down $81 million, or 4%, from 2009. In 2009, noninterest income increased by $188 million, or 10%, compared to 2008.

Several significant items affected noninterest income in 2010 and 2009. In 2010, we realized a gain of $28 million from the sale of Tuition Management Systems, which is recorded in miscellaneous income. In 2009, significant items include net gains of $125 million from the repositioning of the securities portfolio, $78 million recorded in connection with the exchange of Common Shares for capital securities, $32 million from the sale of our claim associated with the Lehman Brothers’ bankruptcy and $105 million gain from the sale of Visa Inc. shares.

Excluding the above items, noninterest income for 2010 increased by $231 million. As shown in Figure 11, we benefited from a $187 million increase in investment banking and capital market income, $76 million in net gains from loan sales in 2010 compared to a $1 million loss in 2009, and $66 million in net gains from principal investing (including results attributable to noncontrolling interests) in 2010 compared to a $4 million loss in 2009. These favorable results were partially offset by a $79 million decline in net gains on sale of leased equipment.

Significant items also influence a comparison of noninterest income for 2009 with that reported for 2008. We recorded a $105 million gain from the sale of Visa Inc. shares in 2009, compared to a $165 million gain from the partial redemption of Visa shares during 2008.

Excluding the above items, noninterest income for 2009 increased by $13 million. As shown in Figure 11, we benefited from an $81 million reduction in net losses from loan sales, a $59 million increase in net gains on sales of leased equipment, a $50 million decrease in net losses from principal investing (including results attributable to noncontrolling interest) and an increase in other income, due primarily to mortgage banking activities and the volatility associated with the hedge accounting applied to debt instruments. These factors were substantially offset by less favorable results from investment banking and capital market activities, as well as reductions in trust and investment services income, service charges on deposit accounts and operating lease income.

Figure 11. Noninterest Income

Year ended December 31,				Change 2010 vs. 2009
dollars in millions	2010	2009	2008	Amount	Percent
Trust and investment services income	$444	$459	$509	$(15)	(3.3)%
Service charges on deposit accounts	301	330	365	(29)	(8.8)
Operating lease income	173	227	270	(54)	(23.8)
Letter of credit and loan fees	194	180	183	14	7.8
Corporate-owned life insurance income	137	114	117	23	20.2
Net securities gains (losses)	14	113	(2)	(99)	(87.6)
Electronic banking fees	117	105	103	12	11.4
Gains on leased equipment	20	99	40	(79)	(79.8)
Insurance income	64	68	65	(4)	(5.9)
Net gains (losses) from loan sales	76	(1)	(82)	77	N/M
Net gains (losses) from principal investing	66	(4)	(54)	70	N/M
Investment banking and capital markets income	145	(42)	68	187	N/M
Gain from sale/redemption of Visa Inc. shares	—	105	165	(105)	(100.0)
Gain (loss) related to exchange of common shares for capital securities	—	78	—	(78)	(100.0)
Other income:
Gain from sale of Key’s claim associated with the Lehman Brothers’ Bankruptcy	—	32	—	(32)	(100.0)
Credit card fees	11	14	16	(3)	(21.4)
Miscellaneous income	192	158	84	34	21.5

Total other income	203	204	100	(1)	(.5)

Total noninterest income	$1,954	$2,035	$1,847	$(81)	(4.0)%

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 12. The 2010 decrease of $15 million, or 3%, is primarily attributable to lower fixed income sales reflected in brokerage commissions and fees. The increase in personal asset management and custody fees is largely offset by the impact of outflows in security lending assets and money market mutual funds reflected in institutional asset management and custody fees.

In 2009, we experienced a decrease of $50 million, or 10%, in trust and investment services income, which is attributable to reductions in both institutional and personal asset management income, as well as lower income from brokerage commissions and fees.

Figure 12. Trust and Investment Services Income

Year Ended December 31,				Change 2010 vs. 2009
dollars in millions	2010	2009	2008	Amount	Percent
Brokerage commissions and fee income	$134	$151	$159	$(17)	(11.3)%
Personal asset management and custody fees	149	141	158	8	5.7
Institutional asset management and custody fees	161	167	192	(6)	(3.6)

Total trust and investment services income	$444	$459	$509	$(15)	(3.3)%

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2010, our bank, trust and registered investment advisory subsidiaries had assets under management of

$59.8 billion, compared to $66.9 billion at December 31, 2009. As shown in Figure 13, most of the decrease was attributable to reductions in the securities lending and money market portfolios, offset by an increase in the equity portfolio. The decline in the securities lending portfolio was due to relatively flat equity market activities, a decline on spreads, and client departures. When clients’ securities are lent out, the borrower must provide us with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management. The decline in the money market portfolio was due in part to the low rate environment as clients look for higher yields in other investment strategies. The decrease in the value of our portfolio of hedge funds is attributable to our second quarter 2009 decision to wind down the operations of Austin.

Figure 13. Assets Under Management

December 31,				Change 2010 vs. 2009
dollars in millions	2010	2009	2008	Amount	Percent
Assets under management by investment type:
Equity	$38,084	$36,720	$29,384	$1,364	4%
Securities lending	5,716	11,023	12,454	(5,307)	(48)
Fixed income	10,191	10,230	9,819	(39)	—
Money market	5,544	7,861	10,520	(2,317)	(29)
Hedge funds(a)	281	1,105	2,540	(824)	(75)

Total	$59,816	$66,939	$64,717	$(7,123)	(11)%

Proprietary mutual funds included in assets under management:
Money market	$4,047	$5,778	$7,458	$(1,731)	(30)%
Equity	7,587	7,223	5,572	364	5
Fixed income	1,007	775	640	232	30

Total	$12,641	$13,776	$13,670	$(1,135)	(8)%

(a)	Hedge funds are related to the discontinued operations of Austin.

Service charges on deposit accounts

The 2010 decrease in service charges on deposit accounts is due primarily to changing client behaviors involving lower overdraft transactions, which generate overdraft fees as well as a decline in other deposit service charge related fees. A recent component of the decrease was due to the implementation of Regulation E, which went into effect on July, 1, 2010 for new clients and August 15, 2010 for our existing clients. The decrease in service charges on deposit accounts associated with existing Regulation E rules was in line with our expectations.

The decrease from 2008 to 2009 was due primarily to lower overdraft transactions, which generated fewer overdraft fees. Additionally, because of the prevailing low interest rates and unlimited FDIC insurance, our corporate clients maintained larger amounts on deposit, which has the effect of reducing transaction service charges on their noninterest-bearing deposit accounts.

Operating lease income

Reduced originations of operating leases in 2010 were due to the related economics and resulted in a $54 million decrease in operating equipment leases recorded in the Equipment Finance line of business. Accordingly, as shown in Figure 15, depreciation expense associated with operating leases also declined. The $43 million decrease in 2009 operating lease income is also due to reduced originations.

Investment banking and capital markets income (loss)

As shown in Figure 14, income from investment banking and capital markets activities increased $187 million in 2010. Other investment income increased $109 million from 2009 resulting from lower losses from changes in the fair value of certain investments made by our Funds Management Group within Real Estate Capital and Corporate Banking Services line of business in Key Corporate Bank. At December 31, 2010, these securities had a carrying amount of approximately $1 million, representing 3% of their face value. Dealer trading and derivative losses decreased $54 million from 2009 due largely to a $36 million decrease in the provision for losses related to customer derivatives and $14 million decrease related to credit default swap valuation adjustments. Investment banking income also increased $29 million due primarily to increased levels of debt and equity financings.

The 2009 decline was driven by losses related to certain commercial real estate related investments, primarily due to changes in their fair values. Net losses from investments made by the Real Estate Capital and Corporate Banking Services line of business rose by $68 million from 2008. We also experienced a $36 million increase in losses associated with dealer trading and derivatives, due largely to credit default swap valuation adjustments.

Figure 14. Investment Banking and Capital Markets Income (Loss)

Year Ended December 31,				Change 2010 vs. 2009
dollars in millions	2010	2009	2008	Amount	Percent
Investment banking income (loss)	$112	$83	$85	$29	34.9%
Income (loss) from other investments	6	(103)	(44)	109	N/M
Dealer trading and derivatives income (loss)	(16)	(70)	(34)	54	N/M
Foreign exchange income (loss)	43	48	61	(5)	(10.4)%

Total investment banking and capital markets income (loss)	$145	$(42)	$68	$187	N/M

Net gains (losses) from loan sales

We sell loans to achieve desired interest rate and credit risk profiles of the overall loan portfolio. During 2010, we recorded $76 million of net gains from loan sales, compared to net losses of $1 million during 2009. We saw market liquidity strengthen beginning in the latter half of 2010 and took the opportunity to continue to sell our nonperforming loans. We were encouraged by the fact that we were able to sell these assets at values close to their carrying values recorded on our books. The types of loans sold during 2010 and 2009 are presented in Figure 22.

Net gains (losses) from principal investing

Principal investments consist of direct and indirect investments in predominantly privately-held companies. Our principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($898 million at December 31, 2010, and $1.0 billion at December 31, 2009). We had $66 million in gains from principal investing for 2010, as presented in Figure 11. These gains are derived largely from changes in fair values, in our indirect and venture capital areas, as well as sales of principal investments.

Noninterest expense

As shown in Figure 15, noninterest expense for 2010 was $3.034 billion, down $520 million, or 15%, from 2009. In 2009, noninterest expense rose by $78 million, or 2% from 2008.

In 2010, personnel expense decreased by $43 million.  Excluding intangible assets impairment charges of $241 million, nonpersonnel expense decreased by $279 million due primarily to a $115 million decrease in provision for losses on lending-related commitments, a $53 million decrease in FDIC assessment expense, a $53 million decrease in operating lease expense and a $29 million decrease in OREO expense.

The decrease in provision for losses on lending-related commitments is due to a $48 million credit during 2010 as a result of improved credit quality and a lower level of unfunded commitments.

FDIC assessment expense decreased because we recorded a one-time special assessment in the second quarter of 2009, the result of opting out of the TAG program effective July 1, 2010 and because insured deposits decreased.

OREO expense decreased as a result of improved liquidity for income producing properties in 2010, resulting in fewer write-downs compared to one year ago.

In 2009, personnel expense decreased by $67 million from 2008. Excluding intangible assets impairment charges, nonpersonnel expense increased by $373 million, due primarily to a $167 million increase in the FDIC deposit insurance assessment, a $81 million increase in costs associated with OREO, a $46 million increase in business services and professional fees and a $67 million provision for losses on lending-related commitments recorded during the current year, compared to a $26 million credit recorded for 2008. Additionally, nonpersonnel expense for 2009 was reduced by a $23 million credit (included in “miscellaneous expense”), representing the reversal of the remaining litigation reserve associated with the previously reported

Honsador litigation settled in September 2008. The increase in nonpersonnel expense, compared to 2009, was moderated by decreases of $29 million in operating lease expense and $15 million in marketing expense. More information about the intangible assets impairment charges is provided in this section under the heading “Intangible assets impairment.”

Figure 15. Noninterest Expense

Year Ended December 31,				Change 2010 vs. 2009
dollars in millions	2010	2009	2008	Amount	Percent
Personnel	$1,471	$1,514	$1,581	$(43)	(2.8)%
Net occupancy	270	259	259	11	4.2
Operating lease expense	142	195	224	(53)	(27.2)
Computer processing	185	192	187	(7)	(3.6)
Business services and professional fees	176	184	138	(8)	(4.3)
FDIC assessment	124	177	10	(53)	(29.9)
OREO expense, net	68	97	16	(29)	(29.9)
Equipment	100	96	92	4	4.2
Marketing	72	72	87	—	—
Provision (credit) for losses on lending-related commitments	(48)	67	(26)	(115)	N/M
Intangible assets impairment	—	241	469	(241)	(100.0)
Other expense:
Postage and delivery	30	33	46	(3)	(9.1)
Franchise and business taxes	27	31	30	(4)	(12.9)
Telecommunications	22	26	30	(4)	(15.4)
Provision for losses on LIHTC guaranteed funds	8	17	17	(9)	(52.9)
Miscellaneous expense	387	353	316	34	9.6

Total other expense	474	460	439	14	3.0

Total noninterest expense	$3,034	$3,554	$3,476	$(520)	(14.6)%

Average full-time equivalent employees(a)	15,610	16,698	18,095	(1,088)	(6.5)%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 16, personnel expense, the largest category of our noninterest expense, decreased by $43 million, or 3%, in 2010, following a $67 million, or 4%, decline in 2009 from 2008. The 2010 decrease was due largely to a $79 million decrease in our employee benefits expense. The employee benefits expense decrease was caused by a decline in pension expense as a result of amending our pension plans to freeze all benefit accruals and the resulting change in certain pension plan assumptions. For more information related to our pension plans, see Note 19 (“Employee Benefits”). Severance expense also decreased by $17 million. The decrease in personnel expense was partially offset by $44 million in increased incentive compensation accruals on improved profitability and an increase of $1 million in stock-based compensation. The $8 million increase in salaries includes an $18 million decline in levels of deferred compensation (which has the effect of increasing salaries) and the impact of base salary increases, which are partially offset by lower levels of contract labor and the impact of a 7% decrease in the number of average full-time equivalent employees from 2009.

The 2009 decrease was due largely to a reduction in incentive compensation accruals and salaries expense. The $44 million decrease in salaries includes a $38 million decline in levels of deferred compensation (which has the effect of increasing salaries) and the impact of base salary increases, which are partially offset by lower levels of contract labor and the impact of an 8% decrease in the number of average full-time equivalent employees. We also experienced a substantial increase in pension expense in 2009 attributed primarily to lower expected returns and an increase in the amortization of losses, resulting from the decrease in the value of pension plan assets following steep declines in the equity markets in 2008.

Figure 16. Personnel Expense

Year Ended December 31,				Change 2010 vs. 2009
dollars in millions	2010	2009	2008	Amount	Percent
Salaries	$913	$905	$949	$8	.9%
Incentive compensation	266	222	279	44	19.8
Employee benefits	224	303	255	(79)	(26.1)
Stock-based compensation	52	51	50	1	2.0
Severance	16	33	48	(17)	(51.5)

Total personnel expense	$1,471	$1,514	$1,581	$(43)	(2.8)%

(a)	Excludes directors’ stock-based compensation of $2 million in 2010, $3 million in 2009 and ($.8) million in 2008 reported as “miscellaneous expense” in Figure 15.

Intangible assets impairment

During the third quarter of 2009, we recorded a $45 million charge to write-off intangible assets, other than goodwill, associated with actions taken to cease conducting business in certain equipment leasing markets. During the first quarter of 2009, we determined that the estimated fair value of our Key Corporate Bank reporting unit was less than the carrying amount, reflecting continued weakness in the financial markets. As a result, we recorded a pre-tax noncash accounting charge of $223 million, of which $27 million related to the discontinued operations of Austin. As a result of this charge, we have now written off all of the goodwill that had been assigned to Key Corporate Bank.

Operating lease expense

The decrease in operating lease expense in both 2010 and 2009 is primarily attributable to product run-off. Income related to the rental of leased equipment is presented in Figure 11 as “operating lease income.”

FDIC Assessment

FDIC assessment expense was unfavorably impacted in 2009 primarily by a one time special assessment recorded in the second quarter of 2009. This increase was partially offset by opting out of the TAG program effective July 1, 2010.

OREO expense

OREO expense decreased in 2010 primarily as a result of $7 million in net gain on sales recorded in 2010 compared to net loss on sales of $26 million in 2009. OREO expense increased $81 million in 2009 from 2008 due largely to valuation write-downs totaling $60 million.

Provision (credit) for losses on lending-related commitments

The provision for losses on lending-related commitments fluctuated during the prior year as a result of variability in underlying credit quality and levels of unfunded commitments.

Income taxes

We recorded a tax provision from continuing operations of $186 million for 2010, compared to a tax benefit of $1.035 billion for 2009 and a provision of $437 million for 2008. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 23.4% for 2010, compared to 45.0% for 2009 and (51.4%) for 2008.

Our federal tax (benefit) expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects and make periodic adjustments, to our tax reserves. During 2010, we recorded domestic deferred income tax expense of $32 million as the result of management’s change in assertion as to indefinitely reinvesting in non-US subsidiaries. Additionally, in 2009, we recorded a $106 million credit to income taxes, due primarily to the settlement of IRS audits for the tax years 1997-2006. The credit includes a final adjustment of $80 million related to the resolution of certain lease financing tax issues. In 2008, we recorded $586 million tax provision in connection with the leverage lease tax litigation, which became final in 2009.

Financial Condition

Loans and loans held for sale

Figure 17 shows the composition of our loan portfolio at December 31, for each of the past five years.

Figure 17. Composition of Loans

December 31,	2010		2009			2008
dollars in millions	Amount	% of Total	Amount		% of Total	Amount	% of Total
COMMERCIAL
Commercial, financial and agricultural	$16,441	32.8%	$19,248		32.7%	$27,260	37.4%
Commercial real estate:(a)
Commercial mortgage	9,502	19.0	10,457	(b)	17.8	10,819	14.9
Construction	2,106	4.2	4,739	(b)	8.1	7,717	10.6

Total commercial real estate loans	11,608	23.2	15,196		25.9	18,536	25.5
Commercial lease financing	6,471	12.9	7,460		12.7	9,039	12.4

Total commercial loans	34,520	68.9	41,904		71.3	54,835	75.3
CONSUMER
Real estate — residential mortgage	1,844	3.7	1,796		3.1	1,908	2.6
Home equity:
Key Community Bank	9,514	19.0	10,048		17.1	10,124	13.9
Other	666	1.3	838		1.4	1,051	1.4

Total home equity loans	10,180	20.3	10,886		18.5	11,175	15.3
Consumer other — Key Community Bank	1,167	2.3	1,181		2.0	1,233	1.7
Consumer other:
Marine	2,234	4.5	2,787		4.7	3,401	4.7
Other	162	.3	216		.4	283	.4

Total consumer other	2,396	4.8	3,003		5.1	3,684	5.1

Total consumer loans	15,587	31.1	16,866		28.7	18,000	24.7

Total loans(c)	$50,107	100.0%	$58,770		100.0%	$72,835	100.0%

	2007		2006
	Amount	% of Total	Amount	% of Total
COMMERCIAL
Commercial, financial and agricultural	$24,797	35.2%	$21,412	32.7%
Commercial real estate: (a)
Commercial mortgage	9,630	13.7	8,426	12.9
Construction	8,102	11.5	8,209	12.5

Total commercial real estate loans	17,732	25.2	16,635	25.4
Commercial lease financing	10,176	14.4	10,259	15.7

Total commercial loans	52,705	74.8	48,306	73.8
CONSUMER
Real estate — residential mortgage	1,594	2.3	1,442	2.2
Home equity:
Key Community Bank	9,655	13.7	9,805	15.0
Other	1,262	1.8	1,021	1.6

Total home equity loans	10,917	15.5	10,826	16.6
Consumer other — Key Community Bank	1,298	1.8	1,536	2.3
Consumer other:
Marine	3,637	5.1	3,077	4.7
Other	341	.5	294	.4

Total consumer other	3,978	5.6	3,371	5.1

Total consumer loans	17,787	25.2	17,175	26.2

Total loans(c)	$70,492	100.0%	$65,481	100.0%

(a)	See Figure 18 for a more detailed breakdown of our commercial real estate loan portfolio at December 31, 2010.

(b)	In late March 2009, we transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines pertaining to the classification of loans for projects that have reached a completed status.

(c)	Excludes loans in the amount of $6.5 billion at December 31, 2010, $3.5 billion at December 31, 2009, $3.7 billion at December 31, 2008, $331 million at December 31, 2007, and $345 million at December 31, 2006, related to the discontinued operations of the education lending business.

At December 31, 2010, total loans outstanding were $50.1 billion, compared to $58.8 billion at the end of 2009 and $72.8 billion at the end of 2008. Loans related to the discontinued operations of the education lending business, and excluded from total loans were $6.5 billion at December 31, 2010, $3.5 billion at December 31, 2009, and $3.7 billion at December 31, 2008. Further information regarding our discontinued operations is provided in the section entitled “Consumer loan portfolio” within this discussion. The decrease in our loans from continuing operations over the past two years reflects reductions in most of our portfolios, with the largest decline experienced in the commercial portfolio.

Commercial loan portfolio

Commercial loans outstanding were $34.5 billion at December 31, 2010, a decrease of $7.4 billion, or 18%, since December 31, 2009. This decrease was caused by continued soft demand for credit due to our clients’ use of the strength of the capital markets to raise debt and equity, pay downs on our portfolios and the run-off in our exit loan portfolio as we continue to reduce our risk. We are beginning to see pockets of improvements in commercial lending as business is strengthening in certain regions.

Commercial, financial and agricultural. As shown in Figure 17, our Commercial, Financial and Agricultural loans, also referred to as “Commercial and Industrial,” represent 33% of our total loan portfolio at December 31, 2010 and 2009 and are the largest component of our total loans. The loans are comprised of fixed and variable rate loans to our large, middle market and small business clients. These loans decreased $2.8 billion or 15% from one year ago. Most of the decrease which occurred during the first half of 2010 was attributable to our clients using the capital markets to pay down their bank debt. In the latter half of 2010, our commercial, financial and agricultural portfolio began to stabilize.

Commercial real estate loans. Commercial real estate loans represent approximately 23% of our total loan portfolio. These loans include both owner and nonowner-occupied properties and constitute approximately 34% of our commercial loan portfolio. As shown in Figure 18, at December 31, 2010, our commercial real estate portfolio included mortgage loans of $9.5 billion and construction loans of $2.1 billion. The total commercial real estate loans for 2010 and 2009 represent 23% and 26%, respectively, of our total loans. Nonowner-occupied loans represent 16% of our total loans and owner-occupied loans represent 7% of our total loans. The average mortgage loan originated during 2010 was $2.9 million, and our largest mortgage loan at December 31, 2010, had a balance of $121 million. At December 31, 2010, our average construction loan commitment was $3.8 million. Our largest construction loan commitment was $49 million, $48.1 million of which was outstanding at December 31, 2010.

Our commercial real estate lending business is conducted through two primary sources: our 14-state banking franchise, and Real Estate Capital and Corporate Banking Services, a national line of business within Key Corporate Bank that cultivates relationships both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 60% of our average year-to-date commercial real estate loans during 2010, compared to 59% one year ago. Our commercial real estate business generally focuses on larger real estate developers and owners. As shown in Figure 18, this loan portfolio is diversified by both property type and geographic location of the underlying collateral. Figure 18 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank.

Figure 18. Commercial Real Estate Loans

December 31, 2010	Geographic Region							Percent of			Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	Total	Total		Construction	Mortgage
Nonowner-occupied:
Residential properties	$108	$40	$105	$68	$116	$88	$525	4.5	%	$376	$149
Retail Properties	377	209	207	502	588	234	2,117	18.2		419	1,698
Multifamily	202	229	358	223	433	250	1,695	14.6		474	1,221
Office buildings	154	74	218	142	94	308	990	8.5		222	768
Land and development	22	19	43	31	69	78	262	2.3		162	100
Health Facilities	300	—	178	227	217	175	1,097	9.5		61	1,036
Warehouses	203	—	42	88	86	88	507	4.4		22	485
Hotels/Motels	54	—	46	5	160	43	308	2.7		61	247
Manufacturing facilities	3	—	3	8	—	10	24	.2		—	24
Other	84	2	13	64	87	100	350	3.0		38	312

Total nonowner-occupied	1,507	573	1,213	1,358	1,850	1,374	7,875	67.9		1,835	6,040
Owner-occupied	1,506	63	340	838	164	822	3,733	32.1		271	3,462

Total	$3,013	$636	$1,553	$2,196	$2,014	$2,196	$11,608	100.0	%	$2,106	$9,502

Nonowner-occupied:
Nonperforming loans	$99	$47	$58	$44	$115	$45	$408	N/M		$226	$182
Accruing loans past due 90 days or more	3	21	11	20	16	3	74	N/M		37	37
Accruing loans past due 30 through 89 days	11	23	10	4	—	14	62	N/M		30	32

West – Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
Southwest – Arizona, Nevada and New Mexico
Central – Arkansas, Colorado, Oklahoma, Texas and Utah
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
Northeast – Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont

During 2010, nonperforming loans related to our nonowner-occupied properties decreased by $680 million attributable to improved asset quality and market conditions. This compares to an increase of $605 million during 2009, which was due to the deteriorating market conditions in both the income properties and residential properties segments of our commercial real estate construction portfolio. As previously reported, we have undertaken a process to reduce our exposure in the residential properties segment of our construction loan portfolio through the sale of certain loans.

The secondary market for income property loans has been severely constrained for the past three years and is expected to remain so for the foreseeable future. In years prior to the economic downturn, we did not provide permanent financing for our clients upon the completion of their construction projects; permanent financing had been provided by the commercial mortgage-backed securities market or other lenders. With other sources of permanent commercial mortgage financing constrained, we are currently providing interim financing for certain of our relationship clients when their commercial real estate construction projects are completed. During 2010 and 2009, we extended the maturities, for up to five years, of certain existing loans to commercial real estate relationship clients with projects at or near completion. We applied normal customary underwriting standards to these longer-term extensions and generally received market rates of interest and additional fees, offering permanent market proxy fixed rates where appropriate, to mitigate the potential impact of rising interest rates. In cases where the terms were at less than normal market rates for similar lending arrangements, we have transferred these loans to the Asset Recovery Group for resolution. In 2010, there were $204 million of new restructured loans included in nonperforming loans, of which $67 million related to commercial real estate.

As shown in Figure 18, at December 31, 2010, 68% of our commercial real estate loans were for nonowner-occupied properties, compared to 71% at December 31, 2009. Approximately 23% and 40% of these loans were construction loans at December 31, 2010 and 2009, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. Uncertain economic conditions generally slow the execution of new leases and may also lead to the turnover of existing leases, driving rental rates and occupancy rates down. As we have experienced during 2010, we expect vacancy rates for retail, office and industrial space to remain elevated and possibly increase well into 2011.

Commercial real estate fundamentals appear to be approaching bottom, and certain sectors (i.e., apartments) are showing solid signs of improvement. According to Property and Portfolio Research, Inc., vacancy fell in the third quarter of 2010 in every major property type, but it remained above year-ago levels with the exception of apartments. Rent growth remains flat to negative (again with the exception of apartments), and is at or nearing a trough; however, modest declines are possible over the next year in office, retail, and warehouse property types. Once rents bottom, the anticipated recovery will likely be modest.

If the economic recovery stalls, and/or job growth continues to disappoint, vacancies will remain elevated and downward pressure on rents and net operating income will remain. The resulting effect would likely be most noticeable in the nonowner-occupied properties segment of our commercial real estate loan portfolio, particularly in the retail properties and office buildings components, which comprise 27% of our commercial real estate loans.

Commercial property values peaked in the fall of 2007, having experienced increases of approximately 30% since 2005 and 90% since 2001. The most recent Moody’s Real Estate Analytics, LLC Commercial Property Price Index (December 2010) shows a 42% drop in values from the peak, up 3.2% in the past year. As of October 2010, prices were up a modest 1.3% over the prior month, the second consecutive monthly gain. While overall prices may be reaching a bottom, market averages obscure divergent trends by asset quality and location. Competition for the best assets in the top markets is driving prices higher, while weak demand and continued uncertainty is keeping prices for distressed assets low and keeping trends negative.

If the factors described above result in further weakening in the fundamentals underlying the commercial real estate market (i.e., vacancy rates, the stability of rental income and asset values), and lead to reduced cash flow to support debt service payments, our ability to collect such payments and the strength of our commercial real estate loan portfolio could be adversely affected.

Commercial lease financing. We conduct financing arrangements through our Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 19% of commercial loans at December 31, 2010, and 18% at December 31, 2009. As previously reported, we ceased conducting new business in both the commercial vehicle and office equipment leasing markets during the second half of 2009.

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

Modifications are negotiated to achieve fair and mutually agreeable terms that maximize loan credit quality while at the same time meeting our clients’ financing needs. Modifications made to loans of creditworthy borrowers not experiencing financial difficulties and under circumstances where ultimate collection of all principal and interest is not in doubt are not classified as TDRs. In accordance with applicable accounting guidance, TDR classification occurs when the borrower is experiencing financial difficulties and a creditor concession has been granted.

Our concession types are primarily categorized as interest rate reductions, principal deferral, or forgiveness of principal. Loan extensions are sometimes coupled with these primary concession types. The table below provides the amount of TDRs by the primary type of concession made at each period end. Since our volume of TDR activity is relatively new over the last five quarters, it is too early to gauge the success of the different types of concessions. Our success will be significantly influenced by economic conditions going forward. Although we have restructured these loans to provide the best opportunity for successful repayment by the borrowers, given the uncertainty of the current economic situation, we are not able to predict how these restructured notes will ultimately perform.

Figure 19 shows our concession types for our commercial accruing and nonaccruing TDRs.

Figure 19. Commercial Loan Accruing and Nonaccruing TDRs

December 31,
in millions	2010	2009
Interest rate reduction	$188	$335
Forgiveness of principal	38	26
Other modification of loan terms	14	—

Total Commercial TDRs (a)	$240	$361

Total Commercial and Consumer TDRs	$297	$364
Total commercial TDRs to total commercial loans	.70%	.86%
Total commercial TDRs to total loans	.48	.61
Total commercial loans	$34,520	$41,904
Total loans	50,107	58,770

(a)	Prior to 2009, the amounts of TDRs were negligible, and therefore we have not included such periods in the figure above.

Figure 20 quantifies restructured loans, TDRs, using our three-note structure.

Figure 20. Commercial TDRs by Note Type and Accrual Status

December 31,
in millions	2010	2009
Commercial TDRs by Note Type

Tranche A	$226	$258
Tranche B	14	85
Tranche C	—	18

Total Commercial TDRs (a)	$240	$361

Commercial TDRs by Accrual Status

Nonaccruing	$148	$139
Accruing	67	222
Held for sale	25	—

Total Commercial TDRs (a)	$240	$361

Total Commercial and Consumer TDRs	$297	$364

(a)	Prior to 2009, the amounts of TDRs were negligible, and therefore we have not included such periods in the figure above.

The benefits derived from multiple note TDRs are recognized when the underlying assets (predominantly commercial real estate) have been stabilized with a level of leverage supportable by ongoing cash flows. Right-sizing the A note to sustainable cash flow should ultimately allow for its return to accrual status and thereupon a resumption of interest income recognition. Similarly, appropriately sized A notes will allow for upgraded credit classification based on rehabilitated credit metrics including demonstrated payment performance. Other benefits include the borrower’s retention of ownership and control of the asset, deleveraged and sustainable capital structure (often sufficient to attract fresh capital into the transaction) and rehabilitation of local markets by minimizing distressed/fire sales.

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

All loans processed as a TDR, including A notes and any non-charged-off B or C notes, are reported as TDRs during the year in which they are consummated. Returning an A note to accrual status requires a reasonable level of certainty that the balance of principal and interest is fully collectable over time.

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

Pricing of a loan is determined based on the strength of the borrowing entity and the strength of the guarantor if any. Therefore, pricing may remain the same (e.g., the loan is already priced at or above current market). We do not consider loan extensions in the normal course of business (under existing loan terms or at market rates) as TDRs, particularly when ultimate collection of all principal and interest is not in doubt and no concession has been made. In the case of loan extensions outside of the normal course of business—where either collection of all principal and interest is uncertain or a concession has been made, we would analyze such credit under the accounting guidance to determine whether it qualifies as a TDR. Extensions that qualify as TDRs are measured for impairment under the applicable accounting guidance.

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

Borrower and guarantor financial statements are required at least annually within 90-120 days of the calendar/fiscal year end. Income statements and rent rolls for project collateral are required quarterly. In some cases, disclosure of certain information including liquidity, certifications, status of asset sales or debt resolutions, and real estate schedules may be required more frequently.

We routinely seek performance from guarantors of impaired debt, if the guarantor is solvent. In limited circumstances, we would not seek to enforce the guaranty, including situations in which we are precluded by bankruptcy and/or it is determined the cost to pursue a guarantor exceeds the value to be returned given the guarantor’s verified financial condition. We are often successful in obtaining either monetary payment and/or the cooperation of our solvent guarantors to help mitigate loss, cost and the expense of collections.

As of December 31, 2010, we had $507 million of mortgage and construction loans that had a loan to value ratio greater than 1.0 and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; a satisfactory borrower payment history; and acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding decreased by $1.3 billion, or 8%, from one year ago. As shown in Figure 41 in the “Credit risk management” section, the majority of the reduction came from our exit loan portfolio. Most of the decrease is attributable to the marine segment.

The home equity portfolio is the largest segment of our consumer loan portfolio. Virtually all of this portfolio (93% at December 31, 2010) is derived primarily from the Regional Banking line of business within our Key Community Bank. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans within Key Community Bank decreased by $534 million, or 5%, over the past twelve months.

Figure 21 summarizes our home equity loan portfolio by source at the end of each of the last five years, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 21. Home Equity Loans

December 31,
dollars in millions	2010	2009	2008	2007	2006
SOURCES OF YEAR-END LOANS
Key Community Bank	$9,514	$10,048	$10,124	$9,655	$9,805
Other	666	838	1,051	1,262	1,021

Total	$10,180	$10,886	$11,175	$10,917	$10,826

Nonperforming loans at year end	$120	$128	$91	$66	$50
Net loan charge-offs for the year	175	165	86	33	23
Yield for the year(a)	4.45%	4.63%	5.93%	7.17%	7.07%

(a)	From continuing operations.

As previously reported, we have experienced a decrease in our consumer loan portfolio. We expect the portfolio continue to decrease in future periods as a result of our actions to exit dealer-originated home equity loans and indirect retail lending for marine and recreational vehicle products, and discontinue the education lending business. We ceased originating new education loans effective December 5, 2009 and account for this business in discontinued operations.

In the latter half of 2010, there has been public controversy surrounding the foreclosure practices of large home lenders. Our number of home loan foreclosures is small (the average number of new mortgage foreclosures serviced by Key and third parties, initiated per month, through December 31, 2010 is 140, compared to approximately 238,000 such mortgage loans) and primarily have occurred in our home equity loan portfolio. A review of our foreclosure processes (which is still ongoing) has not uncovered any material defects in the process of signing and notarizing affidavits.

Loans held for sale

As shown in Note 4 (“Loans and Loans Held for Sale”), our loans held for sale increased to $467 million at December 31, 2010 from $443 million at December 31, 2009. Loans held for sale related to the discontinued operations of the education lending business, which are excluded from total loans held for sale at December 31, 2010 and December 31, 2009, totaled $15 million and $434 million, respectively.

At December 31, 2010, loans held for sale included $118 million of commercial mortgages which decreased by $53 million from December 31, 2009, and $110 million of residential mortgage loans which decreased by $29 million from December 31, 2009. In the absence of quoted market prices, we use valuation models to measure the fair value of these loans and adjust the amount recorded on the balance sheet if fair value falls below recorded cost. The models are based on third-party data, as well as assumptions related to prepayment speeds, default rates, funding cost, discount rates and other relevant market available inputs. In light of the volatility in the financial markets, we have reviewed our assumptions and determined that they reflect current market conditions. As a result, no significant adjustments to our assumptions were required during 2010.

During 2010, we recorded net unrealized losses of $10 million and net realized gains of $44 million on our loans held for sale portfolio. These net gains are reported in “net gains (losses) from loan sales” on the income statement. We have not been significantly impacted by market volatility in the subprime mortgage lending industry, having exited this business in the fourth quarter of 2006.

Loan sales

As shown in Figure 22, during 2010, we sold $1.2 billion of commercial real estate loans, $1.6 billion of residential real estate loans, $370 million of commercial loans and $64 million of commercial lease financing. Most of these sales came from the held-for-sale portfolio. Additionally, we sold $487 million of education loans (included in “discontinued assets” on the balance sheet), which are excluded from Figure 22. Due to unfavorable market conditions, we have not securitized any education loans since 2006.

Among the factors that we consider in determining which loans to sell are:

♦	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

♦	our A/LM needs;

♦	the cost of alternative funding sources;

♦	the level of credit risk;

♦	capital requirements; and

♦	market conditions and pricing.

Figure 22 summarizes our loan sales for 2010 and 2009.

Figure 22. Loans Sold (Including Loans Held for Sale)

			Commercial
		Commercial	Lease	Residential	Consumer
in millions	Commercial	Real Estate	Financing	Real Estate	Other	Total
2010

Fourth quarter	$171	$530	$29	$525	—	$1,255
Third quarter	105	200	35	372	—	712
Second quarter	75	336	—	348	—	759
First quarter	19	158	—	328	—	505

Total	$370	$1,224	$64	$1,573	—	$3,231	(a)

2009

Fourth quarter	$225	$440	—	$315	$5	$985
Third quarter	47	275	—	514	—	836
Second quarter	22	410	—	410	—	842
First quarter	9	192	—	302	—	503

Total	$303	$1,317	—	$1,541	$5	$3,166	(a)

(a)	Excludes education loans of $487 million sold during 2010 and $474 million sold during 2009 that relate to the discontinued operations of the education lending business.

Figure 23 shows loans that are either administered or serviced by us but not recorded on the balance sheet. The table includes loans that have been sold.
Figure 23. Loans Administered or Serviced

December 31,
in millions	2010	2009	2008	2007	2006

Commercial real estate loans(a)	$117,071	$123,599	$123,256	$134,982	$93,611

Education loans(b)	—	3,810	4,267	4,722	5,475

Home equity loans(c)	—	—	—	—	2,360

Commercial lease financing	706	649	713	790	479

Commercial loans	269	247	208	229	268

Total	$118,046	$128,305	$128,444	$140,723	$102,193

(a)	We acquired the servicing for commercial mortgage loan portfolios with an aggregate principal balance of $1.6 billion during 2010, $7.2 billion during 2009, $1 billion during 2008, $45.5 billion during 2007 and $16.4 billion for 2006.

(b)	We adopted new accounting guidance on January 1, 2010, which required us to consolidate our education loan securitization trusts and resulted in the addition of approximately $2.8 billion of assets, liabilities and equity to our balance sheet. Of this amount, $890 million were included in our net risk-weighted assets under current federal banking regulations.

(c)	In November 2006, we sold the $2.5 billion subprime mortgage loan portfolio held by the Champion Mortgage finance business but continued to provide servicing through various dates in March 2007.

In the event of default by a borrower, we are subject to recourse with respect to approximately $736 million of the $118 billion of loans administered or serviced at December 31, 2010. Additional information about this recourse arrangement is included in Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

We derive income from several sources when retaining the right to administer or service loans that are sold. We earn noninterest income (recorded as “other income”) from fees for servicing or administering loans. This fee income is reduced by the amortization of related servicing assets. In addition, we earn interest income from investing funds generated by escrow deposits collected in connection with the servicing of commercial real estate loans. Additional information about our mortgage servicing assets is included in Note 9 (“Mortgage Servicing Assets”).

Maturities and sensitivity of certain loans to changes in interest rates

Figure 24 shows the remaining maturities of certain commercial and real estate loans, and the sensitivity of those loans to changes in interest rates. At December 31, 2010, approximately 38% of these outstanding loans were scheduled to mature within one year.

Figure 24. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates

December 31, 2010
in millions	Within One Year	One - Five Years	Over Five Years	Total

Commercial, financial and agricultural	$6,995	$8,003	$1,443	$16,441

Real estate — construction	1,228	732	146	2,106

Real estate — residential and commercial mortgage	3,267	4,301	3,796	11,364

	$11,490	$13,036	$5,385	$29,911

Loans with floating or adjustable interest rates(a)		$10,315	$3,278	$13,593

Loans with predetermined interest rates(b)		2,721	2,107	4,828

		$13,036	$5,385	$18,421

(a)	Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.

(b)	Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.

Securities

Our securities portfolio totaled $22.0 billion at December 31, 2010, compared to $16.7 billion at December 31, 2009. At each of these dates, most of our securities consisted of securities available for sale, with the remainder consisting of held-to-maturity securities of less than $25 million.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At December 31, 2010, we had $21.7 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $16.4 billion at December 31, 2009.

As shown in Figure 25, all of our mortgage-backed securities are issued by government-sponsored enterprises or GNMA and are traded in highly liquid secondary markets and recorded on the balance sheet at fair value. We employ an outside bond pricing service to determine the fair value at which these securities should be recorded on the balance sheet. In performing the valuations, the pricing service relies on models that consider security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review valuations derived from the models to ensure they are consistent with the values placed on similar securities traded in the secondary markets.

Figure 25. Mortgage-Backed Securities by Issuer

December 31,
in millions	2010	2009	2008
FHLMC	$10,373	$7,485	$4,719
FNMA	7,357	4,433	3,002
GNMA	4,004	4,516	369

Total	$21,734	$16,434	$8,090

During 2010, we had net gains of $203 million from CMOs and other mortgage-backed securities, all of which were unrealized. The net unrealized gains resulted from a decrease in market interest rates and were recorded in the AOCI component of shareholders’ equity. We continue to maintain a moderate asset-sensitive exposure to near-term changes in interest rates.

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

During 2010, our investing activities continue to complement other balance sheet developments and provide for our ongoing liquidity management needs. We purchased $9.8 billion in CMOs, and had maturities and cash flows of $4.7 billion. The purchases were in CMOs issued by government-sponsored entities or GNMA. We are able to either pledge these securities to the Federal Reserve or Federal Home Loan Bank for secured borrowing arrangements, sell them or use them in connection with repurchase agreements should alternate sources of liquidity be required in the future.

Figure 26 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7 (“Securities”).

Figure 26. Securities Available for Sale

				Other
	U.S. Treasury,	States and	Collateralized	Mortgage-					Weighted-
	Agencies and	Political	Mortgage	Backed	Other				Average
dollars in millions	Corporations	Subdivisions	Obligations (a)	Securities (a)	Securities (b)		Total		Yield (c)
December 31, 2010
Remaining maturity:
One year or less	$3	$1	$520	$29	$4		$557		4.82%
After one through five years	4	12	20,145	973	14		21,148		3.23
After five through ten years	1	60	—	56	1		118		5.63
After ten years	—	99	—	11	—		110		1.80

Fair value	$8	$172	$20,665	$1,069	$19		$21,933		—
Amortized cost	8	170	20,344	998	15		21,535		3.28%
Weighted-average yield(c)	1.55%	3.31%	3.20%	4.84%	4.06	% (d)	3.28	% (d)	—
Weighted-average maturity	3.7 years	15.4 years	2.9 years	2.9 years	3.3 years		3.0 years		—

December 31, 2009
Fair value	$8	$83	$15,006	$1,428	$116		$16,641		—
Amortized cost	8	81	14,894	1,351	100		16,434		3.79%

December 31, 2008
Fair value	$10	$91	$6,523	$1,567	$55		$8,246		—
Amortized cost	9	90	6,380	1,505	71		8,055		4.92%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $16 million of securities at December 31, 2010, that have no stated yield.

Held-to-maturity securities

Foreign bonds and preferred equity securities constitute most of our held-to-maturity securities. Figure 27 shows the composition, yields and remaining maturities of these securities.

Figure 27. Held-to-Maturity Securities

	States and					Weighted-
	Political	Other				Average
dollars in millions	Subdivisions	Securities		Total		Yield (a)
December 31, 2010
Remaining maturity:
One year or less	$1	—		$1		8.92%
After one through five years	—	$16		16		3.38

Amortized cost	$1	$16		$17		3.71%
Fair value	1	16		17		—
Weighted-average yield	9.00%	3.19	% (b)	3.71	% (b)	—
Weighted-average maturity	1.1 years	2.0 years		1.9 years		—

December 31, 2009
Amortized cost	$3	$21		$24		3.97%
Fair value	3	21		24		—

December 31, 2008
Amortized cost	$4	$21		$25		4.34%
Fair value	4	21		25		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at December 31, 2010, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 66% of other investments at December 31, 2010. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($898 million at December 31, 2010 and $1.0 billion at December 31, 2009).

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. Among other things, our review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry and third party data. During 2010, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $66 million, which includes $59 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement.

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During 2010, these deposits averaged $62.5 billion and represented 80% of the funds we used to support loans and other earning assets, compared to $66.2 billion and 78% during 2009. The composition of our average deposits is shown in Figure 9 in the section entitled “Net interest income.”

The decrease in average domestic deposits compared to 2009 was due to a decline in certificates of deposit ($100,000 or more) and other time deposits. This decline was offset by an increase in NOW and money market deposit accounts, and noninterest-bearing deposits. The mix of deposits continues to change as higher-costing certificates of deposit mature and reprice to current market rates and clients move their balances to transaction and nonmaturity deposit accounts, such as NOW and money market savings accounts, or look for other alternatives for investing in the current low-rate environment.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $3.5 billion during 2010, compared to $4.3 billion during 2009. The change resulted from a $124 million increase in foreign office deposits and a $426 million increase in federal funds purchased and securities sold under agreements to repurchase, which was offset partially by a $1.4 billion decline in bank notes and other short-term borrowings.

Substantially all of our domestic deposits are insured up to applicable limits by the FDIC. Accordingly, we are subject to deposit insurance premium assessments by the FDIC. On November 17, 2009, the FDIC published a final rule to announce an amended DIF restoration plan requiring depository institutions, such as KeyBank, to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the third and fourth quarters of 2009 and for all of 2010, 2011 and 2012. On that date, KeyBank paid the FDIC $539 million to cover the insurance assessments for those time periods. For 2010, our FDIC insurance assessment was $124 million. At the end of the year, we had $388 million of prepaid FDIC insurance assessments recorded on our balance sheet.

On February 7, 2011, the FDIC adopted their final rule on assessments. Under the final rule, which is effective on April 1, 2011, KeyBank’s annualized deposit insurance premium assessments would range from $.025 to $.45 for each $100 of its new assessment base, depending on its new scorecard performance incorporating KeyBank’s regulatory rating, ability to withstand asset and funding related stress, and relative magnitude of potential losses to the FDIC in the event of KeyBank’s failure. We estimate that our 2011 expense for deposit insurance assessments will be $60 to $90 million.

At December 31, 2010, Key had $6.8 billion in time deposits of $100,000 or more. Figure 28 shows the maturity distribution of these deposits.

Figure 28. Maturity Distribution of Time Deposits of $100,000 or More

December 31, 2010	Domestic	Foreign
dollars in millions	Offices	Offices	Total
Remaining maturity:
Three months or less	$1,507	$905	$2,412
After three through six months	554	—	554
After six through twelve months	1,249	—	1,249
After twelve months	2,552	—	2,552

Total	$5,862	$905	$6,767

Capital

At December 31, 2010, our shareholders’ equity was $11.1 billion, up $454 million from December 31, 2009. The following discusses certain factors that contributed to the change in our shareholders’ equity. For other factors that contributed to the change, see the section entitled “Statement of Changes in Equity.”

Adoption of new accounting guidance

Effective January 1, 2010, we adopted new consolidation accounting guidance that required us to consolidate our education loan securitization trusts (classified as discontinued assets and liabilities), thereby adding $2.8 billion in assets, liabilities and equity to our balance sheet. As a result of adopting this new guidance, we recorded a cumulative effect adjustment (after-tax) of $45 million to beginning retained earnings on January 1, 2010.

Dividends

During 2010, we made dividend payments of $125 million to the U.S. Treasury on our Series B Preferred Stock as a participant in the U.S. Treasury’s CPP.

Also, we made four quarterly dividend payments of $1.9375 per share or $6 million per quarter, on our Series A Preferred Stock.

Additionally, during 2010, we made four quarterly dividend payments of $.01 per share, or $9 million per quarter, on our Common Shares.

Common Shares outstanding

Our Common Shares are traded on the New York Stock Exchange under the symbol KEY. At December 31, 2010, our book value per Common Share was $9.52 based on 880.3 million shares outstanding at December 31, 2010, compared to $9.04 based on 878.5 million shares outstanding at December 31, 2009. At December 31, 2010 our tangible book value per Common Share was $8.45 compared to $7.94 at December 31, 2009.

Figure 46 in the section entitled “Fourth Quarter Results” shows the market price ranges of our Common Shares, per Common Share earnings and dividends paid by quarter for each of the last two years.

Figure 29 compares the price performance of our Common Shares (based on an initial investment of $100 on December 31, 2004, and assuming reinvestment of dividends) with that of the Standard & Poor’s 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the Standard & Poor’s 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the Standard & Poor’s 500 Index and the peer group.

Figure 29. Common Share Price Performance (2005 – 2010) (a)

(a)	Share price performance is not necessarily indicative of future price performance.

Figure 30 shows activities that caused the change in our outstanding Common Shares over the past two years.

Figure 30. Changes in Common Shares Outstanding

		2010 Quarters
in thousands	2010	Fourth	Third	Second	First	2009
Shares outstanding at beginning of period	878,535	880,328	880,515	879,052	878,535	495,002
Common shares exchanged for capital securities	—	—	—	—	—	127,616
Common shares exchanged for Series A Preferred Stock	—	—	—	—	—	46,602
Common shares issued	—	—	—	—	—	205,439
Shares reissued (returned) under employee benefit plans	2,073	280	(187)	1,463	517	3,876

Shares outstanding at end of period	880,608	880,608	880,328	880,515	879,052	878,535

At December 31, 2010, we had 65.7 million treasury shares, compared to 67.8 million treasury shares at December 31, 2009. During 2010, shares previously issued in conjunction with our employee benefit plans were returned to us. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

We repurchase Common Shares periodically in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The program does not have an expiration date, and we have outstanding Board authority to repurchase 13.9 million shares. We did not repurchase any Common Shares during 2010 or 2009. Further, in accordance with the terms of our participation in the CPP, until the earlier of three years after the issuance of, or such time as the U.S. Treasury no longer holds, any Series B Preferred Stock issued by us under that program, we will not be able to repurchase any of our Common Shares without the approval of the U.S. Treasury, subject to certain limited exceptions (e.g., for purchases in connection with benefit plans).

Capital availability and management

As a result of market disruptions in previous periods, we closely monitor the availability of capital which had been severely restricted for financial services companies to different degrees since August 2007. While we have been successful in raising additional capital, lower market prices per share have increased the dilution of our per Common Share results. While the capital markets have recently been more favorable, we cannot predict whether those more favorable market conditions will continue.

We determine how capital is to be strategically allocated among our businesses to maximize returns within acceptable risk parameters and strengthen core relationship businesses. In that regard, we will continue to emphasize our client relationship strategy.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain strong at December 31, 2010. Our strong capital and improved liquidity position us to adjust to the application of any new regulatory capital standards due to or promulgated under the Dodd-Frank Act. Our shareholders’ equity to assets ratio was 12.10% at December 31, 2010, compared to 11.43% at December 31, 2009. Our tangible common equity to tangible assets ratio was 8.19% at December 31, 2010, compared to 7.56% at December 31, 2009.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their bank subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of December 31, 2010, our Tier 1 risk-based capital ratio increased 241 basis points from 2009 to 15.16%, and our total risk-based capital ratio increased 217 basis points from 2009 to 19.12%.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. BHCs that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other BHCs must maintain a minimum ratio of 4.00%. As of December 31, 2010, our leverage ratio increased by 130 basis points from 2009 to 13.02%.

The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities (excluding CPP preferred stock issued to the United States or any federal government entity before October 4, 2010) being eligible Tier 1 risk-based capital.

This three year phase-out period, which commences January 1, 2013, will ultimately result in our capital securities being treated only as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions to BHCs, savings and loan holding companies, and nonbank financial companies identified as systemically important.

As of December 31, 2010, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio represented 15.16%, 13.02%, and 19.12%, respectively. The trust preferred securities issued by the KeyCorp and Union State Bank capital trusts contribute $1.8 billion or 229, 196, and 229 basis points to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of December 31, 2010.

Under the FDIA prompt corrective action standards, Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well capitalized” to “critically undercapitalized.” A “well capitalized” institution must meet or exceed the prescribed thresholds of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to bank holding companies, we would qualify as “well capitalized” at December 31, 2010. We believe there has not been any change in condition or event since that date that would cause our capital classification to change. Analysis on a pro forma basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of December 31, 2010, also determines that we would qualify as “well capitalized” under current regulatory guidelines, with the pro forma Tier 1 risk-based capital ratio, pro forma leverage ratio, and pro forma total capital ratio being 12.84%, 10.98%, and 19.09%, respectively. The current regulatory defined categories serve a limited supervisory function. Investors should not use our pro forma ratios as a representation of our overall financial condition or prospects of KeyCorp or KeyBank.

Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, such a focus is consistent with existing capital adequacy guidelines and does not imply a new or ongoing capital standard. The modifications mandated by the Dodd-Frank Act are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Because Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 5 in the “Highlights of Our 2010 Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 9.34% at December 31, 2010, compared to 7.50% at December 31, 2009.

At December 31, 2010, we had a consolidated net deferred tax asset of $442 million compared to $569 million at December 31, 2009. In prior years, we had been in a net deferred tax liability position. Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. Based on these restrictions, at December 31, 2010, $158 million of our net deferred tax assets were deducted from Tier 1 capital and risk-weighted assets compared to $514 million at December 31, 2009. We anticipate that the amount of our net deferred tax asset disallowed for risk-based capital purposes will decline in coming quarters.

Basel III

On December 15, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.”

As discussed more fully in this report’s Supervision and Regulation section beginning on page 5, Basel III requires higher and better quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build up of capital that can be drawn down in periods of stress, the use of contingent capital to provide an additional level of protection for depositors and creditors, and the introduction of two global liquidity standards. Basel III introduces for the first time an official definition and specific guideline minimums for Tier 1 common equity. When the requirements for the capital conservation buffer are included, the resulting minimum levels for Tier 1 capital and total risk-based capital will be higher than the U.S.’s current “well-capitalized” minimums. We have prepared pro forma estimates of our capital ratios using the Basel III capital guidelines. These estimates indicate that our capital levels are currently above the Basel III minimums, including the capital conservation buffer and the phasing-out of trust preferred securities as Tier 1 capital pursuant to the Dodd-Frank Act. The U.S. banking regulatory agencies have not yet set forth a formal timeline for a notice of proposed rulemaking or final adoption of regulations responsive to Basel III. The Basel III final capital framework provides for implementation to commence January 1, 2013. In light of Basel III’s timeline and U.S. regulators support for Basel III, a notice of proposed rulemaking likely will be issued in mid-2011.

Figure 31 represents the details of our regulatory capital position at December 31, 2010 and December 31, 2009.

Figure 31. Capital Components and Risk-Weighted Assets

December 31,
dollars in millions	2010	2009

TIER 1 CAPITAL

Key shareholders’ equity	$11,117	$10,663

Qualifying capital securities	1,791	1,791

Less: Goodwill	917	917

Accumulated other comprehensive income (a)	(66)	(48)

Other assets (b)	248	632

Total Tier 1 capital	11,809	10,953

TIER 2 CAPITAL

Allowance for losses on loans and liability for losses on

lending-related commitments (c)	986	1,112

Net unrealized gains on equity securities available for sale	2	7

Qualifying long-term debt	2,104	2,486

Total Tier 2 capital	3,092	3,605

Total risk-based capital	$14,901	$14,558

TIER 1 COMMON EQUITY

Tier 1 capital	$11,809	$10,953

Less: Qualifying capital securities	1,791	1,791

Series B Preferred Stock	2,446	2,430

Series A Preferred Stock	291	291

Total Tier 1 common equity	$7,281	$6,441

RISK-WEIGHTED ASSETS

Risk-weighted assets on balance sheet	$64,477	$70,485

Risk-weighted off-balance sheet exposure	15,350	18,118

Less: Goodwill	917	917

Other assets (b)	959	1,308

Plus: Market risk-equivalent assets	775	1,203

Gross risk-weighted assets	78,726	87,581

Less: Excess allowance for loan and lease losses (c)	805	1,700

Net risk-weighted assets	$77,921	$85,881

AVERAGE QUARTERLY TOTAL ASSETS	$92,562	$95,697

CAPITAL RATIOS

Tier 1 risk-based capital	15.16%	12.75%

Total risk-based capital	19.12	16.95

Leverage (d)	13.02	11.72

Tier 1 common equity	9.34	7.50

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $158 million at December 31, 2010 and $514 million at December 31, 2009, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments.

(c)	The allowance for loan and lease losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The excess allowance for loan and lease losses includes $114 million and $157 million at December 31, 2010, and December 31, 2009, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

The Dodd-Frank Act’s Reform of Deposit Insurance

The Dodd-Frank Act makes permanent the current FDIC deposit insurance limit of $250,000 and provides for temporary unlimited FDIC deposit insurance until January 1, 2013 for non interest-bearing demand transaction accounts at all insured depository institutions effective December 31, 2010 (concurrent with the expiration date of the current TAG program extension). Accordingly, effective December 31, 2010, KeyBank will again offer noninterest-bearing demand transaction accounts, with unlimited FDIC deposit insurance, similar to when it participated in the TLGP.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-balance sheet arrangements

We are party to various types of off-balance sheet arrangements, which could lead to contingent liabilities or risks of loss that are not reflected on the balance sheet.

Variable interest entities

A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of the following criteria:

♦	The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.

♦	The entity’s investors lack the power to direct the activities that most significantly impact the entity’s economic performance.

♦	The entity’s equity at risk holders do not have the obligation to absorb losses or the right to receive residual returns.

♦	The voting rights of some investors are not proportional to their economic interests in the entity, and substantially all of the entity’s activities involve, or are conducted on behalf of, investors with disproportionately few voting rights.

In accordance with the applicable accounting guidance for consolidations, we also consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Additional information regarding the nature of VIEs and our involvement with them is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Basis of Presentation” and Note 11 (“Variable Interest Entities”).

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

Commitments to extend credit or funding

Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2010, is presented in Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Commitments to Extend Credit or Funding.” Figure 32 shows the remaining contractual amount of each class of commitment to extend credit or funding. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss if the borrower were to draw upon the full amount of the commitment and then default on payment for the total amount of the then outstanding loan.

Other off-balance sheet arrangements

Other off-balance sheet arrangements include financial instruments that do not meet the definition of a guarantee in accordance with the applicable accounting guidance, and other relationships, such as liquidity support provided to asset-backed commercial paper conduits, indemnification agreements and intercompany guarantees. Information about such arrangements is provided in Note 16 under the heading “Other Off-Balance Sheet Risk.”

Contractual obligations

Figure 32 summarizes our significant contractual obligations, and lending-related and other off-balance sheet commitments at December 31, 2010, by the specific time periods in which related payments are due or commitments expire.

Figure 32. Contractual Obligations and Other Off-Balance Sheet Commitments

		After 1	After 3
December 31, 2010	Within 1	through 3	through 5
dollars in millions	year	years	years	After 5 years	Total
Contractual obligations: (a)
Deposits with no stated maturity	$45,598	—	—	—	$45,598
Time deposits of $100,000 or more	4,215	$1,992	$429	$131	6,767
Other time deposits	4,337	3,133	660	115	8,245
Federal funds purchased and securities sold
under repurchase agreements	2,045	—	—	—	2,045
Bank notes and other short-term borrowings	1,151	—	—	—	1,151
Long-term debt	1,486	3,554	1,993	3,559	10,592
Noncancelable operating leases	116	209	183	314	822
Liability for unrecognized tax benefits	23	—	—	—	23
Purchase obligations:
Banking and financial data services	28	21	13	1	63
Telecommunications	48	48	4	—	100
Professional services	27	2	1	—	30
Technology equipment and software	24	27	6	1	58
Other	8	8	2	—	18

Total purchase obligations	135	106	26	2	269

Total	$59,106	$8,994	$3,291	$4,121	$75,512

Lending-related and other off-balance sheet commitments:
Commercial, including real estate	$10,195	$7,055	$1,899	$432	$19,581
Home equity	161	404	598	6,493	7,656
When-issued and to-be-announced
securities commitments	—	—	—	177	177
Commercial letters of credit	84	12	—	—	96
Principal investing commitments	13	14	21	152	200
Liabilities of certain limited partnerships
and other commitments	—	1	20	23	44

Total	$10,453	$7,486	$2,538	$7,277	$27,754

(a)	Deposits and borrowings exclude interest.

Guarantees

We are a guarantor in various agreements with third parties. As guarantor, we may be contingently liable to make payments to the guaranteed party based on changes in a specified interest rate, foreign exchange rate or other variable (including the occurrence or nonoccurrence of a specified event). These variables, known as underlyings, may be related to an asset or liability, or another entity’s failure to perform under a contract. Additional information regarding these types of arrangements is presented in Note 16 under the heading “Guarantees.”

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

During 2010, our management team continued to enhance our ERM Program. Our ERM Committee, which consists of the Chief Executive Officer and other Senior Executives, is responsible for managing risk and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Program encompasses our risk philosophy, policy, framework and governance structure for the management of risks across the entire company. The ERM Committee reports to the Risk Management Committee of our Board of Directors. Annually, the Board of Directors reviews and approves the ERM Program, as well as the risk appetite and corporate risk tolerances for major risk categories. We continue to enhance our ERM Program and related practices and to use a risk-adjusted capital framework to manage risks. This framework is approved and managed by the ERM Committee.

Our Board of Directors serves in an oversight capacity with the objective of managing our enterprise-wide risks in a manner that is effective, balanced and adds value for the shareholders. The Board inquires about risk practices, reviews the portfolio of risks, compares actual risks to the risk appetite and tolerances, and receives regular reports about significant risks — both actual and emerging. To assist in these efforts, the Board has delegated primary oversight responsibility for risk to the Audit Committee and the Risk Management Committee.

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

The Risk Management Committee has responsibility for overseeing the management of credit risk, market risk, interest rate risk and liquidity risk (including the actions taken to mitigate these risks), as well as reputational and strategic risks relating to the foregoing. The Risk Management Committee also oversees the maintenance of appropriate regulatory and economic capital. The Risk Management Committee reviews the ERM reports and, in conjunction with the Audit Committee, reviews reports of material changes to the Operational Risk Committee and Compliance Risk Committee charters, and approves any material changes to the charter of the ERM Committee.

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

Market risk management

The values of financial instruments change as a function of changes in market interest rates, foreign exchange rates, equity values, commodity prices and other market factors that influence prospective market rates or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. The holder of a financial instrument faces “market risk” when the value of the instrument is tied to such external factors. Most of our market risk is derived from interest rate fluctuations.

Interest rate risk management

Interest rate risk, which is inherent in the banking industry, is measured by the potential for fluctuations in net interest income and the economic value of equity. Such fluctuations may result from changes in interest rates, and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. We manage the exposure to changes in net interest income and the economic value of equity in accordance with our risk appetite, and within policy limits established by the ERM Committee.

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

♦	We face “basis risk” when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indices. Under those circumstances, even if equal amounts of assets and liabilities are repricing, interest expense and interest income may not change by the same amount.

♦	“Gap risk” occurs if interest-bearing liabilities and the interest-earning assets they fund (for example, deposits used to fund loans) do not mature or reprice at the same time.

♦	“Yield curve risk” is the exposure to non-parallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) if interest-bearing liabilities and the interest-earning assets they fund do not price or reprice to the same term point on the yield curve. For example, if medium term interest rates decline, the rates on three to five year automobile loans also will decline, but the cost of one to two year certificates of deposit may not change.

♦	A financial instrument presents “option risk” when one party to the instrument can take advantage of changes in interest rates without penalty. For example, when interest rates decline, borrowers may choose to prepay fixed-rate loans and refinance at a lower rate. Such a prepayment gives us a return on our investment (the principal plus some interest), but unless there is a prepayment penalty, that return may not be as high as the return that would have been generated had payments been received over the original term of the loan. Deposits that can be withdrawn on demand also present option risk.

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions and the current and projected interest rate environments. The simulation assumes that projections of our on- and off-balance sheet positions will reflect recent product trends, targets and plans established by the ALCO Committee and the lines of business, and consensus economic forecasts.

Typically, the amount of net interest income at risk is measured by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion. In light of the low interest rate environment, beginning in the fourth quarter of 2008, we modified the standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 25 basis points over two months with no change over the following ten months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment. The analysis also considers sensitivity to changes in a number of other variables, including other market interest rates and the mix of earning assets and interest-bearing liabilities. We also perform regular stress tests and sensitivities on the model inputs that could materially change the resulting risk assessments. One set of stress tests and sensitivities assesses the effect of interest rate inputs on simulated exposures. Assessments are performed using different shapes in the yield curve (the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity), including a sustained flat yield curve, an inverted slope yield curve, changes in credit spreads, an immediate parallel change in market interest rates and changes in the relationship of money market interest rates. Another set of stress tests and sensitivities assesses the effect of loan and deposit assumptions and assumed discretionary strategies on simulated exposures. Assessments are performed on changes to the following assumptions: the pricing of deposits without contractual maturities, changes in lending spreads, prepayments on loans and securities, other loan and deposit balance changes, investment, funding and hedging activities, and liquidity and capital management strategies.

Simulation analysis produces only a sophisticated estimate of interest rate exposure based on judgments related to assumption inputs into the simulation model. Actual results may differ from those derived in simulation analysis due to unanticipated changes to the following inputs: balance sheet composition, customer behavior, product pricing, market interest rates, realized investment, hedging and funding activities. Actual results may also differ from those derived in simulation analysis due to repercussions from anticipated or unknown events. We tailor assumptions to the specific interest rate environment and yield curve shape being modeled, and validate those assumptions on a regular basis. Our simulations are performed with the assumption that interest rate risk positions will be actively managed through the use of on- and off-balance sheet financial instruments to achieve the desired residual risk profile.

Figure 33 presents the results of the simulation analysis at December 31, 2010 and 2009. At December 31, 2010, our simulated exposure to a change in short-term interest rates was moderately asset sensitive. ALCO policy limits for risk management call for the identification of actions that would maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 33, we are operating within these limits.

Figure 33. Simulated Change in Net Interest Income

December 31, 2010

Basis point change assumption (short-term rates)	-25	200

ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.74%	2.99%

December 31, 2009

Basis point change assumption (short-term rates)	-25	+200

ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.85%	+3.55%

As interest rates have remained at low levels for an extended period of time, we have gradually shifted from a liability-sensitive position to an asset-sensitive position as a result of balance growth in transaction deposits and declines in loan balances. Although outstanding derivative hedge positions have declined over the past year due to contractual maturities, improved liquidity flows have resulted in increases of a similar magnitude in the outstanding balance of fixed rate investment securities, and this has served to moderate further increases in the asset-sensitive positioning. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity and pricing of loan and deposit flows. As changes occur to the configuration of the balance sheet and the outlook for the economy, management evaluates hedging opportunities that would change the reported interest rate risk profile.

The results of additional simulation analyses that make use of alternative interest rate paths and customer behavior assumptions indicate that net interest income improvement in a rising rate environment could be diminished, and actual results may be different than the policy simulation results in Figure 33. Net interest income improvements are highly dependent on the timing, magnitude, frequency and path of interest rate increases and assumption inputs for deposit re-pricing relationships, lending spreads and the balance behavior of transaction accounts.

We also conduct simulations that measure the effect of changes in market interest rates in the second year of a two-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, we calculate exposures to changes to the EVE as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis since it estimates risk exposure beyond twelve- and twenty-four month horizons. EVE measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets and liabilities under multiple interest rate paths. Under the current level of market interest rates, the calculation of EVE under an immediate 200 basis point decrease in interest rates results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We identify actions that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. We are operating within these guidelines.

Management of interest rate exposure. We use the results of our various interest rate risk analyses to formulate Asset Liability Management strategies to achieve the desired risk profile while managing to our objectives for capital adequacy and liquidity risk exposures. Specifically, we manage interest rate risk positions by purchasing securities, issuing term debt with floating or fixed interest rates, and using derivatives — predominantly in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities.

Figure 34 shows all swap positions which we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 8 (“Derivatives and Hedging Activities”).

Figure 34. Portfolio Swaps by Interest Rate Risk Management Strategy

	December 31, 2010
			Weighted-Average			December 31, 2009
	Notional	Fair	Maturity	Receive	Pay	Notional	Fair
dollars in millions	Amount	Value	(Years)	Rate	Rate	Amount	Value

Receive fixed/pay variable — conventional A/LM(a)	$4,515	$(11)	2.0	.8%	.3%	$12,238	$50

Receive fixed/pay variable — conventional debt	5,484	390	13.8	4.6	.7	5,220	324

Pay fixed/receive variable — conventional debt	587	5	6.2	1.0	2.3	613	16

Pay fixed/receive variable — forward starting	—	—	—	—	—	189	1

Foreign currency — conventional debt	1,092	(241)	1.0	1.2	.4	1,888	(113)

Total portfolio swaps	$11,678	$143	7.6	2.7%	.6%	$20,148	$278

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

Derivatives not designated in hedge relationships

Our derivatives that are not designated in hedge relationships are described in Note 8. We use a VAR simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of this portfolio. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter.

We manage exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Risk Capital Committee whose market risk management responsibilities are now performed by the Market Risk Committee established as part of Key’s ERM Program. At December 31, 2010, the aggregate one-day trading limit set by the committee was $6.9 million. We are operating within these constraints. During 2010, our aggregate daily average, minimum and maximum VAR amounts were $1.8 million, $1.2 million and $2.5 million, respectively. In 2009, our aggregate daily average, minimum and maximum VAR amounts were $2.8 million, $2.1 million and $3.7 million, respectively.

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

Governance structure

We manage liquidity for all of our affiliates on an integrated basis. This approach considers the unique funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions. It also recognizes that adverse market conditions or other events that could negatively affect the availability or cost of liquidity will affect the access of all affiliates to sufficient funding.

Oversight of the liquidity risk management process is governed by the KeyCorp Board’s Risk Management Committee, the KeyBank Board of Directors, the ERM Committee and the ALCO. These groups regularly review various liquidity reports, including liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, hypothetical funding erosion stress tests and goal tracking reports. The reviews generate a discussion of positions, trends and directives on liquidity risk and shape a number of the decisions that we make. When liquidity pressure is elevated, monitoring of positions is heightened and reporting is more intensive. We meet with individuals within and outside of the company on a daily basis to discuss emerging issues. In addition, we use a variety of daily liquidity reports to monitor the flow of funds.

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

On November 1, 2010, Moody’s, a credit rating agency that rates KeyCorp and KeyBank debt securities, announced the downgrade of ratings of ten large U.S. regional banks, including KeyBank, previously identified as benefiting from systemic support. KeyBank’s short-term borrowings, senior long-term debt and subordinated debt ratings received a one notch downgrade from P-1 to P 2, A2 to A3, and A3 to Baa1, respectively.

The new ratings have breached minimum thresholds established by Moody’s in connection with the securitizations that Key services, and impact the ability of KeyBank to hold certain escrow deposit balances related to commercial mortgage securitizations serviced by Key and rated by Moody’s. These escrow deposit balances range from $1.50 to $1.85 billion. Since the downgrade, KeyBank has been in discussions with Moody’s regarding an alternative investment vehicle for these funds that would be acceptable to Moody’s and maintain the funds at KeyBank. Subsequent to Moody’s announcement that was publicly issued on January 19, 2011, Moody’s indicated to KeyBank that certain escrow deposits associated with our mortgage servicing operations will be required to be moved to another financial institution which meets the minimum ratings threshold within the first quarter of 2011. As a result of this decision by Moody’s, KeyBank has determined that moving these escrow deposit balances results in an immaterial impairment of these mortgage servicing assets. KeyBank has ample liquidity reserves to offset the loss of these deposits and expects to remain in a strong liquidity position.

Managing liquidity risk

We regularly monitor our funding sources and measure our capacity to obtain funds in a variety of scenarios in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, we perform a monthly hypothetical funding erosion stress test for both KeyCorp and KeyBank. In a “heightened monitoring mode,” we may conduct the hypothetical funding erosion stress tests more frequently, and use assumptions so the stress tests are more strenuous and reflect the changed market environment. Erosion stress tests analyze potential liquidity scenarios under various funding constraints and time periods. Ultimately, they estimate the periodic effects that major direct and indirect events would have on our access to funding markets and our ability to fund our normal operations. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed.

We continue to reposition our balance sheet to reduce future reliance on wholesale funding and maintain a strong liquid asset portfolio. During the third quarter of 2009, our secured borrowings matured and were not replaced, though we retain the capacity to utilize secured borrowings as a contingent funding source.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The Plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. As part of the Plan, we maintain a liquidity reserve through balances in our liquid asset portfolio which during a problem period could reduce our potential reliance on wholesale funding. The portfolio at December 31, 2010 totaled $11.7 billion. The liquid asset portfolio balance consisted of $9.1 billion of unpledged securities, $2.2 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati and $362 million of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of December 31, 2010, our unused borrowing capacity secured by loan collateral was $11.3 billion at the Federal Reserve Bank of Cleveland and $1.8 billion at the Federal Home Loan Bank.

Long-term liquidity strategy

Our long-term liquidity strategy is to be core deposit funded with reduced reliance on wholesale funding. Key Community Bank supports our client insight-driven relationship strategy, with the objective of achieving greater reliance on deposit-based funding to reduce our liquidity risk. We use the loan to deposit ratio as a metric to monitor this strategy. Our target loan to deposit ratio is between 90-100%, which we calculate as total loans, loans held-for-sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

Liquidity programs

We have several wholesale funding programs, which are described in Note 14 (“Short-Term Borrowings”), which enable the parent company and KeyBank to raise funds in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.

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

Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2010, KeyBank did not pay any dividends to the parent; however, nonbank subsidiaries paid the parent $25 million in dividends. As of the close of business on December 31, 2010, KeyBank would not have been permitted to pay dividends to the parent without prior regulatory approval. To compensate for the absence of dividends, the parent company has relied upon the issuance of long-term debt and stock. During 2010, the parent made capital infusions of $100 million to KeyBank, compared to $1.2 billion during 2009.

The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over the next twenty-four months. At December 31, 2010, the parent company held $3.3 billion in short-term investments, which we projected to be sufficient to repay our maturing debt obligations.

During 2010, the parent company issued $750 million of a five-year medium-term fixed-rate senior note. We believe that this successful issuance demonstrates our ability to access the wholesale funding markets without an FDIC guarantee. Additional cash flow at the parent included $602 million of maturing debt, $286 million of interest and dividend payments, and various other cash flows netting to a $24 million outflow.

Our liquidity position and recent activity

Over the past twelve months, we have increased our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios. Liquidity stress scenarios include the loss of access to either unsecured or secured funding sources, as well as draws on unfunded commitments and significant deposit withdrawals.

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

We generate cash flows from operations, and from investing and financing activities. During 2010, we used the proceeds from loan paydowns and maturities of short-term investments to increase the balance of our securities available-for-sale portfolio. During 2009, the issuance of Common Shares was used to fund the reduction of short-term borrowings and long-term debt and to increase the balance of our securities available-for-sale portfolio.

The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for each year ended December 31, 2010 and 2009.

Credit ratings

Our credit ratings at December 31, 2010 are shown in Figure 35. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors. Conditions in the credit markets have materially improved relative to the disruption experienced between the third quarter of 2007 and the third quarter of 2009; however, the availability of credit is limited and the cost of funds is higher than what was experienced prior to the market disruption.

Figure 35 reflects the credit ratings of KeyCorp securities at December 31, 2010. If our credit ratings fall below investment-grade, that event could have a material adverse effect on us. Such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us. Ultimately, credit ratings downgrades could adversely affect our business operations and reduce our ability to generate income.

On April 27, 2010, Moody’s, a credit rating agency that rates KeyCorp and KeyBank debt securities, indicated that, if enacted into law, the financial reform bill then proposed by Senator Christopher Dodd could result in lower debt and deposit ratings for seventeen U.S. banks, including KeyBank, because the legislation could weaken Moody’s assumptions regarding the systemic support provided to the largest financial institutions. Moody’s has publicly reported that KeyCorp holding company ratings did not benefit from any uplift as a result of a systemic support assumption by Moody’s. KeyBank long-term deposit and senior debt ratings were identified as receiving a one notch “uplift” due to systemic support.

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

On November 1, 2010, Moody’s announced the downgrade of KeyBank’s short-term borrowings, senior long-term debt and subordinated debt one notch from P-1 to P-2, A2 to A3, and A3 to Baa1, respectively. In conjunction with the ratings changes, Moody’s upgraded their ratings outlook on the ratings from “negative” to “stable.” Subsequent to Moody’s announcement that was publicly issued January 19, 2011, Moody’s indicated to KeyBank that certain escrow deposits related to our mortgage servicing operations will be required to be moved to another financial institution which meets the minimum ratings threshold within the first quarter of 2011. For information on the impact that Moody’s action has had, see Note 9 (“Mortgage Servicing Assets”).

Figure 35. Credit Ratings

			Senior	Subordinated		Series A
	TLGP	Short-Term	Long-Term	Long-Term	Capital	Preferred
December 31, 2010	Debt	Borrowings	Debt	Debt	Securities	Stock

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	AAA	A-2	BBB+	BBB	BB	BB

Moody’s	Aaa	P-2	Baa1	Baa2	Baa3	Ba1

Fitch	AAA	F1	A−	BBB+	BBB	BBB

KEYBANK

Standard & Poor’s	AAA	A-2	A−	BBB+	N/A	N/A

Moody’s	Aaa	P-2	A3	Baa1	N/A	N/A

Fitch	AAA	F1	A−	BBB+	N/A	N/A

Credit risk management

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities and enter into financial derivative contracts, all of which have related credit risk.

Credit policy, approval and evaluation

We manage credit risk exposure through a multifaceted program. Risk committees approve both retail and commercial credit policies. These policies are communicated throughout the organization to foster a consistent approach to granting credit.

Our credit risk management is responsible for credit approval, is independent of our lines of business, and consists of senior officers who have extensive experience in structuring and approving loans. Only credit risk management is authorized to grant significant exceptions to credit policies. It is not unusual to make exceptions to established policies when mitigating circumstances dictate, but most major lending units have been assigned specific thresholds to keep exceptions at a manageable level.

Loan grades are assigned at the time of origination, verified by credit risk management and periodically reevaluated thereafter. Most extensions of credit are subject to loan grading or scoring. This risk rating methodology blends our judgment with quantitative modeling. Commercial loans generally are assigned two internal risk ratings. The first rating reflects the probability that the borrower will default on an obligation; the second rating reflects expected recovery rates on the credit facility. Default probability is determined based on, among other factors, the financial strength of the borrower, an assessment of the borrower’s management, the borrower’s competitive position within its industry sector and our view of industry risk within the context of the general economic outlook. Types of exposure, transaction structure and collateral, including credit risk mitigants, affect the expected recovery assessment.

Credit risk management uses risk models to evaluate consumer loans. These models, known as scorecards, forecast the probability of serious delinquency and default for an applicant. The scorecards are embedded in the application processing system, which allows for real-time scoring and automated decisions for many of our products. We periodically validate the loan grading and scoring processes.

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $2 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to approximately 25% of that amount. As of December 31, 2010, we had two client relationships with loan commitments of more than $200 million. The average amount outstanding on these two individual obligor commitments was $94 million at December 31, 2010. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We manage industry concentrations using several methods. On smaller portfolios, we may set limits based on a percentage of our total loan portfolio. On larger or higher risk portfolios, we may establish a specific dollar commitment level or a maximum level of economic capital.

In addition to these precautions discussed above, we actively manage the overall loan portfolio in a manner consistent with asset quality objectives, including the use of credit derivatives — primarily credit default swaps — to mitigate credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At December 31, 2010, we used credit default swaps with a notional amount of $985 million to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At December 31, 2010, the notional amount of credit default swaps sold by us for the purpose of diversifying our credit exposure was $431 million. Occasionally, we have provided credit protection to other lenders through the sale of credit default swaps. These transactions with other lenders generated fee income.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps decreased our operating results by $23 million for 2010 compared to a decrease of $37 million last year.

We also manage the loan portfolio using portfolio swaps and bulk purchases and sales. Our overarching goal is to manage the loan portfolio within a specified range of asset quality.

Selected asset quality statistics for each of the past five years are presented in Figure 36. The factors that drive these statistics are discussed in the remainder of this section.

Figure 36. Selected Asset Quality Statistics from Continuing Operations

Year ended December 31,
dollars in millions	2010	2009	2008	2007	2006
Net loan charge-offs	$1,570	$2,257	$1,131	$271	$166
Net loan charge-offs to average loans	2.91%	3.40%	1.55%	.41%	.26%
Allowance for loan and lease losses	$1,604	$2,534	$1,629	$1,195	$939
Allowance for credit losses(a)	1,677	2,655	1,683	1,275	992
Allowance for loan and lease losses to period-end loans	3.20%	4.31%	2.24%	1.70%	1.43%
Allowance for credit losses to period-end loans	3.35	4.52	2.31	1.81	1.51
Allowance for loan and lease losses to nonperforming loans	150.19	115.87	133.42	174.45	436.74
Allowance for credit losses to nonperforming loans	157.02	121.40	137.84	186.13	461.40
Nonperforming loans at period end	$1,068	$2,187	$1,221	$685	$215
Nonperforming assets at period end	1,338	2,510	1,460	762	273
Nonperforming loans to period-end portfolio loans	2.13%	3.72%	1.68%	.97%	.33%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	2.66	4.25	2.00	1.08	.42

(a)	Includes the allowance for loan and lease losses plus the liability for credit losses on lending-related commitments.

Watch and criticized assets

Watch assets are troubled commercial loans with the potential to deteriorate in quality due to the client’s current financial condition and possible inability to perform in accordance with the terms of the underlying contract.

Criticized assets are troubled loans and other assets that show additional signs of weakness that may lead, or have led, to an interruption in scheduled repayments from primary sources, potentially requiring us to rely on repayment from secondary sources, such as collateral liquidation. Criticized assets showed significant improvement during 2010 from one year ago.

Allowance for loan and lease losses

At December 31, 2010, the allowance for loan and lease losses was $1.6 billion, or 3.20% of loans, compared to $2.5 billion, or 4.31%, at December 31, 2009. The allowance includes $58 million that was specifically allocated for impaired loans of $621 million at December 31, 2010, compared to $300 million that was allocated for impaired loans of $1.6 billion one year ago. For more information about impaired loans, see Note 5 (“Asset Quality”). At December 31, 2010, the allowance for loan and lease losses was 150.19% of nonperforming loans, compared to 115.87% at December 31, 2009.

We estimate the appropriate level of the allowance for loan and lease losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” Briefly, we apply historical loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. For all TDRs, regardless of size, as well as impaired loans having an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. The allowance for loan and lease losses at December 31, 2010 represents our best estimate of the losses inherent in the loan portfolio at that date.

As shown in Figure 37, our allowance for loan and lease losses decreased by $930 million, or 37%, during the past twelve months. In general, this decrease is attributed to an improved economic outlook, more favorable conditions in the capital markets, improvement in client income statements, and continued run off in the exit loan portfolio. More specifically, this contraction was associated with favorable risk rating migration experienced in the loan portfolio throughout the year, coupled with a decline in loans outstanding and a reduction in our general allowance, which encompasses the application of historical loss rates to our existing loans with similar risk characteristics and assessment of factors such as changes in economic condition and changes in credit policies or underwriting standards.

Both Key Community Bank and Key Corporate Bank showed a decline in their level of allowance during 2010. The largest declines occurred in the Real Estate Capital and Corporate Banking Services and National Leasing lines of business. These lines of business experienced the most significant improvement in the underlying credit metrics which determine the allowance. Our delinquency trends continued to decline during 2010.

Our liability for credit losses on lending-related commitments decreased since 2009 by $48 million to $73 million at December 31, 2010. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 3.35% of loans at the end of 2010 compared to 4.52% at the end of 2009.

Figure 37. Allocation of the Allowance for Loan and Lease Losses

	2010			2009			2008
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
December 31,		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans
Commercial, financial and agricultural	$485	30.2%	32.8%	$796	31.4%	32.7%	$572	35.1%	37.4%
Commercial real estate:
Commercial mortgage	416	25.9	19.0	578	22.8	17.8	228	14.0	14.9
Construction	145	9.1	4.2	418	16.5	8.1	346	21.2	10.6

Total commercial
real estate loans	561	35.0	23.2	996	39.3	25.9	574	35.2	25.5
Commercial lease financing	175	10.9	12.9	280	11.1	12.7	148	9.1	12.4

Total commercial loans	1,221	76.1	68.9	2,072	81.8	71.3	1,294	79.4	75.3
Real estate — residential mortgage	49	3.1	3.7	30	1.2	3.1	7	.4	2.6
Home equity:
Key Community Bank	120	7.5	19.0	130	5.1	17.1	61	3.7	13.9
Other	57	3.5	1.3	78	3.1	1.4	69	4.3	1.4

Total home equity loans	177	11.0	20.3	208	8.2	18.5	130	8.0	15.3
Consumer other — Key Community Bank	57	3.6	2.3	73	2.9	2.0	51	3.2	1.7
Consumer other:
Marine	89	5.5	4.5	140	5.5	4.7	132	8.1	4.7
Other	11	.7	.3	11	.4	.4	15	.9	.4

Total consumer other	100	6.2	4.8	151	5.9	5.1	147	9.0	5.1

Total consumer loans	383	23.9	31.1	462	18.2	28.7	335	20.6	24.7

Total loans(a)	$1,604	100.0%	100.0%	$2,534	100.0%	100.0%	$1,629	100.0%	100.0%

	2007			2006
		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to
	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans
Commercial, financial and agricultural	$392	32.8%	35.2%	$341	36.3%	32.7%
Commercial real estate:
Commercial mortgage	206	17.2	13.7	170	18.1	12.9
Construction	326	27.3	11.5	132	14.1	12.5

Total commercial
real estate loans	532	44.5	25.2	302	32.2	25.4
Commercial lease financing	125	10.5	14.4	139	14.7	15.7

Total commercial loans	1,049	87.8	74.8	782	83.2	73.8
Real estate — residential mortgage	7	.6	2.3	12	1.3	2.2
Home equity:
Key Community Bank	53	4.3	13.7	60	6.4	15.0
Other	19	1.6	1.8	14	1.5	1.6

Total home equity loans	72	5.9	15.5	74	7.9	16.6
Consumer other — Key Community Bank	31	2.7	1.8	29	3.0	2.3
Consumer other:
Marine	28	2.3	5.1	33	3.5	4.7
Other	8	.7	.5	9	1.1	.4

Total consumer other	36	3.0	5.6	42	4.6	5.1

Total consumer loans	146	12.2	25.2	157	16.8	26.2

Total loans (a)	$1,195	100.0%	100.0%	$939	100.0%	100.0%

(a)	Excludes allocations of the allowance for loan and lease losses in the amount of $114 million at December 31, 2010, $157 million at December 31, 2009, $174 million at December 31, 2008, $5 million at December 31, 2007 and 2006, related to the discontinued operations of the education lending business.

Our provision for loan and lease losses was $638 million for 2010, compared to $3.2 billion for 2009. Our net loan charge-offs for 2010 exceeded the provision for loan and lease losses by $932 million. The decrease in our provision is due to the improving credit quality we have experienced in most of our loan portfolios and the reduction of our outstanding loan balances. Additionally, we continue to work our exit loans through the credit cycle, and reduce exposure in our higher-risk businesses including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs. As these outstanding loan balances decrease, so does their required allowance for loan and lease losses and corresponding provision.

Net loan charge-offs

Net loan charge-offs for 2010 totaled $1.6 billion, or 2.91% of average loans from continuing operations. These results compare to net charge-offs of $2.3 billion, or 3.40%, for the same period last year. Figure 38 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 39.

Over the past twelve months, net charge-offs in the commercial loan portfolio decreased by $673 million, due primarily to commercial real estate related credits within the Real Estate Capital and Corporate Banking Services line of business. Net charge-offs for this line of business decreased $361 million from 2009, and included $131 million of net charge-offs recorded on two specific customer relationships during the fourth quarter of 2009. As shown in Figure 41, our exit loan portfolio accounted for $453 million, or 29%, of total net loan charge-offs for 2010.

Figure 38. Net Loan Charge-offs from Continuing Operations

Year ended December 31,
dollars in millions	2010	2009	2008		2007	2006

Commercial, financial and agricultural	$478	$786	$278		$91	$58

Real estate — commercial mortgage	330	354	82		10	19

Real estate — construction	336	634	492	(a)	53	3

Commercial lease financing	63	106	63		29	13

Total commercial loans	1,207	1,880	915		183	93

Home equity — Key Community Bank	116	93	40		18	15

Home equity — Other	59	72	46		15	8

Marine	86	119	67		21	12

Other	102	93	63		34	38

Total consumer loans	363	377	216		88	73

Total net loan charge-offs	$1,570	$2,257	$1,131		$271	$166

Net loan charge-offs to average loans	2.91%	3.40%	1.55%		.41%	.26%

Net loan charge-offs from discontinued operations — education lending business	$121	$143	$129		$4	$4

(a)	During the second quarter of 2008, we transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

Figure 39. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31,
dollars in millions	2010	2009	2008	2007	2006
Average loans outstanding	$53,971	$66,386	$72,801	$67,024	$64,642

Allowance for loan and lease losses at beginning of period	$2,534	$1,629	$1,195	$939	$959
Loans charged off:
Commercial, financial and agricultural	565	838	332	128	92

Real estate — commercial mortgage	360	356	83	16	24
Real estate — construction	380	643	494	54	4

Total commercial real estate loans (a),(b)	740	999	577	70	28
Commercial lease financing	88	128	83	51	40

Total commercial loans	1,393	1,965	992	249	160
Real estate — residential mortgage	36	20	15	6	7
Home equity:
Key Community Bank	123	97	43	21	19
Other	62	74	47	16	11

Total home equity loans	185	171	90	37	30
Consumer other — Key Community Bank	64	67	44	31	33
Consumer other:
Marine	129	154	85	33	23
Other	15	19	14	9	9

Total consumer other	144	173	99	42	32

Total consumer loans	429	431	248	116	102

Total loans charged off	1,822	2,396	1,240	365	262
Recoveries:
Commercial, financial and agricultural	87	52	54	37	34

Real estate — commercial mortgage	30	2	1	6	5
Real estate — construction	44	9	2	1	1

Total commercial real estate loans (b)	74	11	3	7	6
Commercial lease financing	25	22	20	22	27

Total commercial loans	186	85	77	66	67
Real estate — residential mortgage	2	1	1	1	1
Home equity:
Key Community Bank	7	4	3	3	4
Other	3	2	1	1	3

Total home equity loans	10	6	4	4	7
Consumer other — Key Community Bank	7	7	6	8	7
Consumer other:
Marine	43	35	18	12	11
Other	4	5	3	3	3

Total consumer other	47	40	21	15	14

Total consumer loans	66	54	32	28	29

Total recoveries	252	139	109	94	96

Net loans charged off	(1,570)	(2,257)	(1,131)	(271)	(166)
Provision for loan and lease losses	638	3,159	1,537	525	148
Credit for loan and lease losses from discontinued operations	—	—	—	—	(3)
Allowance related to loans acquired, net	—	—	32	—	—
Foreign currency translation adjustment	2	3	(4)	2	1

Allowance for loan and lease losses at end of year	$1,604	$2,534	$1,629	$1,195	$939

Liability for credit losses on lending-related commitments at beginning of the year	$121	$54	$80	$53	$59
Provision (credit) for losses on lending-related commitments	(48)	67	(26)	28	(6)
Charge-offs	—	—	—	(1)	—

Liability for credit losses on lending-related commitments at end of the year (c)	$73	$121	$54	$80	$53

Total allowance for credit losses at end of the year	$1,677	$2,655	$1,683	$1,275	$992

Net loan charge-offs to average loans	2.91%	3.40%	1.55%	.41%	.26%
Allowance for loan and lease losses to period-end loans	3.20	4.31	2.24	1.70	1.43
Allowance for credit losses to period-end loans	3.35	4.52	2.31	1.81	1.51
Allowance for loan and lease losses to nonperforming loans	150.19	115.87	133.42	174.45	436.74
Allowance for credit losses to nonperforming loans	157.02	121.40	137.84	186.13	461.40
Discontinued operations — education lending business:
Loans charged off	$129	$147	$131	$5	$6
Recoveries	8	4	2	1	2

Net loan charge-offs	$(121)	$(143)	$(129)	$(4)	$(4)

(a)	During the second quarter of 2008, we transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.
(b)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.
(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 40 shows the composition of our nonperforming assets. These assets totaled $1.3 billion at December 31, 2010, and represented 2.66% of portfolio loans, OREO and other nonperforming assets, compared to $2.5 billion, or 4.25%, at December 31, 2009. See Note 1 under the headings “Impaired and Other Nonaccrual Loans” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 40. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
dollars in millions	2010	2009	2008		2007	2006
Commercial, financial and agricultural	$242	$586	$415		$84	$38
Real estate — commercial mortgage	255	614	128		41	48
Real estate — construction	241	641	436		415	10

Total commercial real estate loans(c)	496	1,255	564	(b)	456	58
Commercial lease financing	64	113	81		28	22

Total commercial loans	802	1,954	1,060		568	118
Real estate — residential mortgage	98	73	39		28	34
Home equity:
Key Community Bank	102	107	76		54	42
Other	18	21	15		12	8

Total home equity loans	120	128	91		66	50
Consumer other — Key Community Bank	4	4	3		2	2
Consumer other:
Marine	42	26	26		20	10
Other	2	2	2		1	1

Total consumer other	44	28	28		21	11

Total consumer loans	266	233	161		117	97

Total nonperforming loans	1,068	2,187	1,221		685	215
Nonperforming loans held for sale	106	116	90	(b)	25	3
OREO	129	168	107		19	54
Other nonperforming assets	35	39	42		33	1

Total nonperforming assets	$1,338	$2,510	$1,460		$762	$273

Accruing loans past due 90 days or more	$239	$331	$413		$215	$114
Accruing loans past due 30 through 89 days	476	933	1,230		785	616
Restructured loans — accruing and nonaccruing(a)	297	364	—		—	—
Restructured loans included in nonperforming loans(a)	202	364	—		—	—
Nonperforming assets from discontinued operations —
education lending business	40	14	4		2	—
Nonperforming loans to year-end portfolio loans	2.13%	3.72%	1.68%		.97%	.33%
Nonperforming assets to year-end portfolio loans
plus OREO and other nonperforming assets	2.66	4.25	2.00		1.08	.42

(a)	Restructured loans (i.e. troubled debt restructurings) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

(b)	During the second quarter of 2008, we transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(c)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(d)	Included in the commercial, financial and agricultural portfolio is a $67 million middle market past due credit which was resolved in January 2011.

As shown in Figure 40, nonperforming assets decreased during 2010, having declined for the past four consecutive quarters. Most of the reduction came from nonperforming loans and OREO in the Commercial Real Estate line of business. As shown in Figure 41, our exit loan portfolio accounted for $210 million, or 16%, of total nonperforming assets at December 31, 2010, compared to $599 million, or 24%, in 2009.

At December 31, 2010, the carrying amount of our commercial nonperforming loans outstanding represented 60% of their original face value, and total nonperforming loans outstanding represented 66% of their face value. At the same date, OREO represented 52% of its original face value, while loans held for sale and other nonperforming assets in the aggregate represented 47% of their face value.

At December 31, 2010, our 20 largest nonperforming loans totaled $306 million, representing 29% of total loans on nonperforming status from continuing operations as compared to $582 million representing 26%, respectively in the prior year.

Figure 41 shows the composition of our exit loan portfolio at December 31, 2010 and 2009, the net charge-offs recorded on this portfolio, and the nonperforming status of these loans at these dates. The exit loan portfolio represented 11% of total loans and loans held for sale at December 31, 2010 as compared to 13% at December 31, 2009.

Figure 41. Exit Loan Portfolio from Continuing Operations

							Balance on
	Balance		Change	Net Loan			Nonperforming
	Outstanding		12-31-10 vs.	Charge-offs			Status
in millions	12-31-10	12-31-09	12-31-09	12-31-10	12-31-09		12-31-10	12-31-09

Residential properties — homebuilder	$113	$379	$(266)	$103	$192		$66	$211	(c)

Residential properties — held for sale	—	52	(52)	—	—	(b)	—	52

Total residential properties	113	431	(318)	103	192		66	263

Marine and RV floor plan	166	427	(261)	61	60		37	93

Commercial lease financing (a)	2,047	2,875	(828)	133	111		46	195

Total commercial loans	2,326	3,733	(1,407)	297	363		149	551

Home equity — Other	666	838	(172)	59	72		18	20

Marine	2,234	2,787	(553)	86	119		42	26	(c)

RV and other consumer	162	216	(54)	11	14		1	2

Total consumer loans	3,062	3,841	(779)	156	205		61	48

Total exit loans in loan portfolio	$5,388	$7,574	$(2,186)	$453	$568		$210	$599

Discontinued operations — education lending business (not included in exit loans above) (d)	$6,466	$3,957	$2,509	$121	$143		$39	$13

(a)	Includes the business aviation, commercial vehicle, office products, construction and industrial leases, and Canadian lease financing portfolios; and all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Declines in the fair values of loans held for sale are recognized as charges to “net gains (losses) from loan sales.”

(c)	Includes restructured loans accruing interest in the amount of $11 million for residential properties-homebuilder and $3 million for marine loans.

(d)	Includes loans in Key’s education loan securitization trusts consolidated upon the adoption of new consolidation accounting guidance on January 1, 2010.

Figure 42 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2009, total commitments and loans outstanding in this sector have decreased by $5.7 billion and $2.8 billion, respectively.

The types of activity that caused the change in our nonperforming loans during 2010 and 2009 are summarized in Figure 43. As shown in this figure, nonperforming loans declined as loans placed on nonaccrual decreased for the fourth consecutive quarter and loans sold and payments received on nonperforming loans increased in 2010 as compared to 2009, as market liquidity improved.

Figure 42. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
December 31, 2010	Total	Loans		Percent of Loans
dollars in millions	Commitments (a)	Outstanding	Amount	Outstanding

Industry classification:

Services	$8,194	$3,567	$44	1.2%

Manufacturing	7,479	2,611	42	1.6

Public utilities	4,388	811	3	.4

Wholesale trade	2,957	1,152	12	1.0

Financial services	2,478	1,295	10	.8

Retail trade	1,997	832	6	.7

Property management	1,635	918	9	1.0

Dealer floor plan	1,428	1,023	41	4.0

Building contractors	1,311	536	31	5.8

Mining	1,291	365	9	2.5

Transportation	1,115	684	21	3.1

Agriculture/forestry/fishing	904	568	12	2.1

Insurance	498	66	—	—

Communications	473	203	—	—

Public administration	469	248	—	—

Individuals	6	4	—	—

Other	1,685	1,558	2	.1

Total	$38,308	$16,441	$242	1.5%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.

Figure 43. Summary of Changes in Nonperforming Loans from Continuing Operations

		2010 Quarters
in millions	2010	Fourth	Third	Second	First	2009

Balance at beginning of period	$2,187	$1,372	$1,703	$2,065	$2,187	$1,221

Loans placed on nonaccrual status	2,663	544	691	682	746	4,615

Charge-offs	(1,822)	(343)	(430)	(492)	(557)	(2,396)

Loans sold	(405)	(162)	(92)	(136)	(15)	(101)

Payments	(737)	(250)	(200)	(185)	(102)	(802)

Transfers to OREO	(139)	(14)	(39)	(66)	(20)	(196)

Transfers to nonperforming loans held for sale	(345)	(41)	(163)	(82)	(59)	(58)

Transfers to other nonperforming assets	(49)	(3)	(7)	(36)	(3)	—

Loans returned to accrual status	(285)	(35)	(91)	(47)	(112)	(96)

Balance at end of period	$1,068	$1,068	$1,372	$1,703	$2,065	$2,187

Figure 44. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

		2010 Quarters
in millions	2010	Fourth	Third	Second	First	2009

Balance at beginning of period	$116	$230	$221	$195	$116	$88

Transfers in	418	41	162	86	129	368

Net advances / (payments)	(60)	(26)	(35)	1	—	—

Loans sold	(280)	(139)	(50)	(53)	(38)	(274)

Transfers to OREO	(70)	—	(58)	(6)	(6)	(13)

Valuation adjustments	(14)	—	(6)	(2)	(6)	(35)

Loans returned to accrual status / other	(4)	—	(4)	—	—	(18)

Balance at end of period	$106	$106	$230	$221	$195	$116

Factors that contributed to the change in our OREO during 2010 and 2009 are summarized in Figure 45. As shown in this figure, the decrease in 2010 was attributable to properties acquired through foreclosure or voluntary transfer from the borrower.

Figure 45. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

		2010 Quarters
in millions	2010	Fourth	Third	Second	First	2009

Balance at beginning of period	$168	$163	$136	$130	$168	$107

Properties acquired — nonperforming loans	209	14	97	72	26	279

Valuation adjustments	(68)	(9)	(7)	(24)	(28)	(60)

Properties sold	(180)	(39)	(63)	(42)	(36)	(158)

Balance at end of period	$129	$129	$163	$136	$130	$168

Operational risk management

Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error or malfeasance, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices or ethical standards and contractual obligations. Due to the passage of the Dodd-Frank Act, large financial companies like Key will be subject to heightened prudential standards and regulation due to their systemic importance. This heightened level of regulation will increase our operational risk. We have created and continue to create work teams to respond to and analyze the new regulatory requirements imposed upon us and that will be promulgated as a result of the enactment of the Dodd-Frank Act. Resulting losses could take the form of explicit charges, increased operational costs, harm to our reputation or forgone opportunities. We seek to mitigate operational risk through identification and measurement of risk, alignment of business strategies with risk appetite and tolerance, a system of internal controls and reporting.

We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules and regulations, and to improve the oversight of our operational risk. For example, an operational event database tracks the amounts and sources of operational risk and losses. This tracking mechanism helps to identify weaknesses and to highlight the need to take corrective action. We also rely upon software programs designed to assist in the assessment of operational risk and monitoring our control processes. This technology has enhanced the reporting of the effectiveness of our controls to senior management and the Board of Directors.

Primary responsibility for managing and monitoring internal control mechanisms lies with the managers of our various lines of business. Our Operational Risk Management function manages the Operational Risk Management Program which provides the framework for the structure, governance, roles and responsibilities as well as the content to manage operational risk for Key. The Operational Risk Committee, a senior management committee, oversees our level of operational risk, and directs and supports our operational infrastructure and related activities. This committee and the Operational Risk Management function are an integral part of our ERM Program. Our Risk Review function periodically assesses the overall effectiveness of our Operational Risk Management Program and our system of internal controls. Risk Review reports the results of reviews on internal controls and systems to senior management and the Audit Committee, and independently supports the Audit Committee’s oversight of these controls.

Fourth Quarter Results

Our financial performance for each of the past eight quarters is summarized in Figure 46. Highlights of our results for the fourth quarter of 2010 are summarized below.

Earnings

We had a fourth quarter net income from continuing operations attributable to Key common shareholders of $292 million, or $.33 per Common Share, compared to a net loss from continuing operations attributable to Key common shareholders of $258 million, or $.30 per Common Share, for the fourth quarter of 2009.

The fourth quarter 2010 results reflect an improvement in pre-provision net revenue and lower credit costs from the same period one-year ago. The fourth quarter 2009 results were negatively impacted by a $756 million loan and lease loss provision. Fourth quarter 2010 net income attributable to Key common shareholders was $279 million compared to a net loss attributable to Key common shareholders of $265 million for the same quarter one year ago.

On an annualized basis, our return on average total assets from continuing operations for the fourth quarter of 2010 was 1.53%, compared to (.94)% for the fourth quarter of 2009. The annualized return on average common equity from continuing operations was 13.71% for the fourth quarter of 2010, compared to (12.60)% for the year-ago quarter.

Net interest income

Our taxable-equivalent net interest income was $635 million for the fourth quarter of 2010, and the net interest margin was 3.31%. These results compare to taxable-equivalent net interest income of $637 million and a net interest margin of 3.04% for the fourth quarter of 2009. The increase in the net interest margin is primarily attributable to lower funding costs. We continue to experience an improvement in the mix of deposits by reducing the level of higher costing certificates of deposit and growing lower costing transaction accounts. This benefit to the net interest margin was partially offset by a lower level of average earning assets compared to the same period one year ago resulting from pay downs on loans.

Noninterest income

Our noninterest income was $526 million for the fourth quarter of 2010, compared to $469 million for the year-ago quarter. Investment banking and capital markets income increased $110 million compared to the same period one year ago. In the fourth quarter of 2009, we incurred losses on certain real estate investments, recorded additional reserves on customer derivative positions, and recorded a loss on certain commercial mortgage-backed securities. In total, these amounted to a reduction of fee income of $87 million in the fourth quarter of 2009. This compares to income of $18 million recorded in the fourth quarter of 2010 as a result of improved credit quality. In addition, net gains from loan sales increased $34 million from the fourth quarter of 2009, and a gain of $28 million was realized from the sale of Tuition Management Systems in the fourth quarter of 2010. These gains were partially offset by decreases of $86 million in net gains (losses) from principal investing (including results attributable to noncontrolling interests), $12 million in service charges on deposit accounts, and $10 million in operating lease income from the fourth quarter of 2009.

Noninterest expense

Our noninterest expense was $744 million for the fourth quarter of 2010, compared to $871 million for the same period last year. We recorded a credit of $26 million to the provision for losses on lending-related commitments during the fourth quarter of 2010, compared to a charge to the provision of $27 million in the year-ago quarter. Also contributing to the decrease in noninterest expense was a decline in employee benefits expense of $41 million as a result of lower pension expense and medical claims expense. Additionally, in the fourth quarter of 2010, operating lease expense was $22 million less and OREO expense was $15 million less than the year-ago quarter.

Provision for loan and lease losses

Our provision for loan and lease losses was a credit of $97 million for the fourth quarter of 2010, compared to a charge of $756 million for the year-ago quarter. Our allowance for loan and lease losses was $1.6 billion, or 3.20% of total period-end loans, at December 31, 2010, compared to 4.31% at December 31, 2009.

Net loan charge-offs for the quarter totaled $256 million, or 2.00%, of average loans. These results compare to $708 million, or 4.64%, for the same period last year and $357 million, or 2.69%, for the previous quarter. Net loan charge-offs declined each quarter during 2010 and are at their lowest level since the first quarter of 2008. Our exit loan portfolio accounted for $81 million, or 32%, of total net loan charge-offs for the fourth quarter of 2010.

Income taxes

For the fourth quarter of 2010, we recorded a tax provision of $172 million, compared to a benefit of $274 for the fourth quarter of 2009. The effective tax rate for the fourth quarter of 2010 was 33.7% compared with a 41.4% for the same quarter one year prior. During the fourth quarter of 2010, we recorded domestic deferred income tax expense of $32 million as the result of our change in assertion as to indefinitely reinvesting in non-US subsidiaries. The tax benefit recorded during the fourth quarter of 2009 was primarily a result of a pre-tax loss from continuing operations.

Figure 46. Selected Quarterly Financial Data

	2010 Quarters				2009 Quarters
dollars in millions, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$811	$844	$861	$892	$933	$940	$945	$977
Interest expense	182	204	244	267	303	348	376	388
Net interest income	629	640	617	625	630	592	569	589
Provision for loan and lease losses	(97)	94	228	413	756	733	823	847
Noninterest income	526	486	492	450	469	382	706	478
Noninterest expense	744	736	769	785	871	901	855	927
Income (loss) from continuing operations before income taxes	508	296	112	(123)	(528)	(660)	(403)	(707)
Income (loss) from continuing operations attributable to Key	333	204	97	(57)	(217)	(381)	(230)	(459)
Income (loss) from discontinued operations, net of taxes(a)	(13)	15	(27)	2	(7)	(16)	4	(29)
Net income (loss) attributable to Key	320	219	70	(55)	(224)	(397)	(226)	(488)
Income (loss) from continuing operations attributable to Key common shareholders	292	163	56	(98)	(258)	(422)	(394)	(507)
Income (loss) from discontinued operations, net of taxes(a)	(13)	15	(27)	2	(7)	(16)	4	(29)
Net income (loss) attributable to Key common shareholders	279	178	29	(96)	(265)	(438)	(390)	(536)

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.33	$.19	$.06	$(.11)	$(.30)	$(.50)	$(.68)	$(1.03)
Income (loss) from discontinued operations, net of taxes(a)	(.02)	.02	(.03)	—	(.01)	(.02)	.01	(.06)
Net income (loss) attributable to Key common shareholders	.32	.20	.03	(.11)	(.30)	(.52)	(.68)	(1.09)
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.33	.19	.06	(.11)	(.30)	(.50)	(.68)	(1.03)
Income (loss) from discontinued operations, net of taxes — assuming dilution(a)	(.02)	.02	(.03)	—	(.01)	(.02)	.01	(.06)
Net income (loss) attributable to Key common shareholders — assuming dilution	.32	.20	.03	(.11)	(.30)	(.52)	(.68)	(1.09)
Cash dividends paid	.01	.01	.01	.01	.01	.01	.01	.06
Book value at period end	9.52	9.54	9.19	9.01	9.04	9.39	10.21	13.82
Tangible book value at period end	8.45	8.46	8.10	7.91	7.94	8.29	8.93	11.76
Market price:
High	8.76	8.91	9.84	8.19	6.85	7.07	9.82	9.35
Low	7.45	7.13	7.17	5.55	5.29	4.40	4.40	4.83
Close	8.85	7.96	7.69	7.75	5.55	6.50	5.24	7.87
Weighted-average common shares outstanding (000)	875,501	874,433	874,664	874,386	873,268	839,906	576,883	492,813
Weighted-average common shares and potential common shares outstanding (000)	900,263	874,433	874,664	874,386	873,268	839,906	576,883	492,813

AT PERIOD END
Loans	$50,107	$51,354	$53,334	$55,913	$58,770	$62,193	$67,167	$70,003
Earning assets	76,211	77,681	78,238	79,948	80,318	84,173	85,649	84,722
Total assets	91,843	94,043	94,167	95,303	93,287	96,989	97,792	97,834
Deposits	60,610	61,418	62,375	65,149	65,571	67,259	67,780	65,877
Long-term debt	10,592	11,443	10,451	11,177	11,558	12,865	13,462	14,978
Key common shareholders’ equity	8,380	8,401	8,091	7,916	7,942	8,253	8,138	6,892
Key shareholders’ equity	11,117	11,134	10,820	10,641	10,663	10,970	10,851	9,968

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.53%	.93%	.44%	(.26)%	(.94)%	(1.62)%	(.96)%	(1.87)%
Return on average common equity	13.71	7.82	2.84	(4.95)	(12.60)	(20.30)	(15.54)	(28.26)
Net interest margin (TE)	3.31	3.35	3.17	3.19	3.04	2.80	2.70	2.79

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.36%	.93%	.30%	(.23)%	(.93)%	(1.62)%	(.90)%	(1.91)%
Return on average common equity	13.10	8.54	1.47	(4.85)	(12.94)	(21.07)	(15.32)	(29.87)
Net interest margin (TE)	3.22	3.26	3.12	3.13	3.00	2.79	2.67	2.77
Loan to deposit	90.30	91.80	93.43	93.44	97.87	100.90	107.24	114.98

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	12.10%	11.84%	11.49%	11.17%	11.43%	11.31%	11.10%	10.19%
Tangible Key shareholders’ equity to tangible assets	11.20	10.93	10.58	10.26	10.50	10.41	10.16	9.23
Tangible common equity to tangible assets	8.19	8.00	7.65	7.37	7.56	7.58	7.35	6.06
Tier 1 common equity	9.34	8.61	8.07	7.51	7.50	7.64	7.36	5.62
Tier 1 risk-based capital	15.16	14.30	13.62	12.92	12.75	12.61	12.57	11.22
Total risk-based capital	19.12	18.22	17.80	17.07	16.95	16.65	16.67	15.18
Leverage	13.02	12.53	12.09	11.60	11.72	12.07	12.26	11.19

TRUST AND BROKERAGE ASSETS
Assets under management	$59,815	$59,718	$58,862	$66,186	$66,939	$66,145	$63,382	$60,164
Nonmanaged and brokerage assets	28,069	26,913	27,189	27,809	27,190	25,883	23,261	21,786

OTHER DATA
Average full-time-equivalent employees	15,424	15,584	15,665	15,772	15,973	16,436	16,937	17,468
Branches	1,033	1,029	1,019	1,014	1,007	1,003	993	989

(a)	In September 2009, we made the decision to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we made the decision to curtail the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of these decisions, we have accounted for these businesses as discontinued operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Risk Management — Market risk management” in the MD&A beginning on page 73 and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for the preparation, content and integrity of the financial statements and other statistical data and analyses compiled for this annual report. The financial statements and related notes have been prepared in conformity with U.S. generally accepted accounting principles and reflect our best estimates and judgments. We believe the financial statements and notes present fairly our financial position, results of operations and cash flows in all material respects.

We are responsible for establishing and maintaining a system of internal control that is designed to protect our assets and the integrity of our financial reporting. This corporate-wide system of controls includes self-monitoring mechanisms and written policies and procedures, prescribes proper delegation of authority and division of responsibility, and facilitates the selection and training of qualified personnel.

All employees are required to comply with our code of ethics. We conduct an annual certification process to ensure that our employees meet this obligation. Although any system of internal control can be compromised by human error or intentional circumvention of required procedures, we believe our system provides reasonable assurance that financial transactions are recorded and reported properly, providing an adequate basis for reliable financial statements.

The Board of Directors discharges its responsibility for our financial statements through its Audit Committee. This committee, which draws its members exclusively from the outside directors, also hires the independent registered public accounting firm.

Management’s Assessment of Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2010. Our independent registered public accounting firm has issued an attestation report, dated February 24, 2011, on our internal control over financial reporting, which is included in this annual report.

Henry L. Meyer III
Chairman and Chief Executive Officer

Jeffrey B. Weeden
Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Shareholders and Board of Directors
KeyCorp

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). KeyCorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KeyCorp as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion thereon.

Cleveland, Ohio
February 24, 2011

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
KeyCorp

We have audited the accompanying consolidated balance sheets of KeyCorp and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of KeyCorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeyCorp and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KeyCorp’s internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2011 expressed an unqualified opinion thereon.

Cleveland, Ohio
February 24, 2011

Consolidated Balance Sheets

December 31,
in millions, except per share data	2010	2009
ASSETS
Cash and due from banks	$278	$471
Short-term investments	1,344	1,743
Trading account assets	985	1,209
Securities available for sale	21,933	16,641
Held-to-maturity securities (fair value: $17 and $24)	17	24
Other investments	1,358	1,488
Loans, net of unearned income of $1,572 and $1,770	50,107	58,770
Less: Allowance for loan and lease losses	1,604	2,534

Net loans	48,503	56,236
Loans held for sale	467	443
Premises and equipment	908	880
Operating lease assets	509	716
Goodwill	917	917
Other intangible assets	21	50
Corporate-owned life insurance	3,167	3,071
Derivative assets	1,006	1,094
Accrued income and other assets (including $91 of consolidated
LIHTC guaranteed funds VIEs, see Note 11)(a)	3,876	4,096
Discontinued assets (including $3,170 of consolidated education
loan securitization trust VIEs at fair value, see Note 11)(a)	6,554	4,208

Total assets	$91,843	$93,287

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$27,066	$24,341
Savings deposits	1,879	1,807
Certificates of deposit ($100,000 or more)	5,862	10,954
Other time deposits	8,245	13,286

Total interest-bearing	43,052	50,388
Noninterest-bearing	16,653	14,415
Deposits in foreign office — interest-bearing	905	768

Total deposits	60,610	65,571
Federal funds purchased and securities sold under repurchase agreements	2,045	1,742
Bank notes and other short-term borrowings	1,151	340
Derivative liabilities	1,142	1,012
Accrued expense and other liabilities	1,931	2,007
Long-term debt	10,592	11,558
Discontinued liabilities (including $2,997 of consolidated education
loan securitization trust VIEs at fair value, see Note 11)(a)	2,998	124

Total liabilities	80,469	82,354
EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839 and 2,904,839 shares	291	291
Fixed-Rate Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation
preference; authorized and issued 25,000 shares	2,446	2,430
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 946,348,435
and 946,348,435 shares	946	946
Common stock warrant	87	87
Capital surplus	3,711	3,734
Retained earnings	5,557	5,158
Treasury stock, at cost (65,740,726 and 67,813,492 shares)	(1,904)	(1,980)
Accumulated other comprehensive income (loss)	(17)	(3)

Key shareholders’ equity	11,117	10,663
Noncontrolling interests	257	270

Total equity	11,374	10,933

Total liabilities and equity	$91,843	$93,287

(a)	The assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated education loan securitization trust VIEs for LIHTC and education lending in 2010 and 2009 and only for LIHTC in 2009.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Year ended December 31,
dollars in millions, except per share amounts	2010	2009	2008
INTEREST INCOME
Loans	$2,653	$3,194	$3,732
Loans held for sale	17	29	76
Securities available for sale	644	460	404
Held-to-maturity securities	2	2	3
Trading account assets	37	47	56
Short-term investments	6	12	31
Other investments	49	51	51

Total interest income	3,408	3,795	4,353
INTEREST EXPENSE
Deposits	671	1,119	1,468
Federal funds purchased and securities sold under repurchase agreements	6	5	57
Bank notes and other short-term borrowings	14	16	130
Long-term debt	206	275	382

Total interest expense	897	1,415	2,037

NET INTEREST INCOME	2,511	2,380	2,316
Provision for loan and lease losses	638	3,159	1,537

Net interest income (expense) after provision for loan and lease losses	1,873	(779)	779
NONINTEREST INCOME
Trust and investment services income	444	459	509
Service charges on deposit accounts	301	330	365
Operating lease income	173	227	270
Letter of credit and loan fees	194	180	183
Corporate-owned life insurance income	137	114	117
Net securities gains (losses)(a)	14	113	(2)
Electronic banking fees	117	105	103
Gains on leased equipment	20	99	40
Insurance income	64	68	65
Net gains (losses) from loan sales	76	(1)	(82)
Net gains (losses) from principal investing	66	(4)	(54)
Investment banking and capital markets income (loss)	145	(42)	68
Gain from sale/redemption of Visa Inc. shares	—	105	165
Gain related to exchange of common shares for capital securities	—	78	—
Other income	203	204	100

Total noninterest income	1,954	2,035	1,847
NONINTEREST EXPENSE
Personnel	1,471	1,514	1,581
Net occupancy	270	259	259
Operating lease expense	142	195	224
Computer processing	185	192	187
Business services and professional fees	176	184	138
FDIC assessment	124	177	10
OREO expense, net	68	97	16
Equipment	100	96	92
Marketing	72	72	87
Provision (credit) for losses on lending-related commitments	(48)	67	(26)
Intangible asset impairment	—	241	469
Other expense	474	460	439

Total noninterest expense	3,034	3,554	3,476

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	793	(2,298)	(850)
Income taxes	186	(1,035)	437

INCOME (LOSS) FROM CONTINUING OPERATIONS	607	(1,263)	(1,287)
Income (loss) from discontinued operations, net of taxes of ($14), ($28) and ($103) (see Note 13)	(23)	(48)	(173)

NET INCOME (LOSS)	584	(1,311)	(1,460)
Less: Net income (loss) attributable to noncontrolling interests	30	24	8

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$554	$(1,335)	$(1,468)

Income (loss) from continuing operations attributable to Key common shareholders	$413	$(1,581)	$(1,337)
Net income (loss) attributable to Key common shareholders	390	(1,629)	(1,510)
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.47	$(2.27)	$(2.97)
Income (loss) from discontinued operations, net of taxes	(.03)	(.07)	(.38)
Net income (loss) attributable to Key common shareholders	.45	(2.34)	(3.36)
Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.47	$(2.27)	$(2.97)
Income (loss) from discontinued operations, net of taxes	(.03)	(.07)	(.38)
Net income (loss) attributable to Key common shareholders	.44	(2.34)	(3.36)
Cash dividends declared per common share	$.04	$.0925	$.625
Weighted-average common shares outstanding (000)(b)	874,748	697,155	450,039
Weighted-average common shares and potential common shares outstanding (000)	878,153	697,155	450,039

(a)	Key did not have impairment losses related to securities recognized in earnings in 2010. Impairment losses and the portion of those losses recorded in equity as a component of AOCI on the balance sheet totalled $11 million and $3 million, respectively, for 2009.

(b)	Assumes conversion of stock options and/or Preferred Series A shares, as applicable.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
									Accumulated
	Preferred Shares	Common Shares			Common			Treasury	Other
	Outstanding	Outstanding	Preferred	Common	Stock	Capital	Retained	Stock,	Comprehensive	Noncontrolling	Comprehensive
dollars in millions, except per share amounts	(000)	(000)	Stock	Shares	Warrant	Surplus	Earnings	at Cost	Income (Loss)	Interests	Income (Loss)
BALANCE AT DECEMBER 31, 2007	—	388,793	—	$492	—	$1,623	$8,522	$(3,021)	$130	$233
Net income (loss)							(1,468)			8	$(1,460)
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $64									106		106
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $94									135		135
Net unrealized gains (losses) on common investments held in employee welfare benefits trust, net of income taxes									(4)		(4)
Net distribution to noncontrolling interests										(40)	(40)
Foreign currency translation adjustments									(68)		(68)
Net pension and postretirement benefit costs, net of income taxes									(234)		(234)

Total comprehensive income (loss)											$(1,565)

Effect of adopting the measurement date provisions of a new accounting standard regarding defined benefit and other postretirement
plans, net of income taxes							(7)
Deferred compensation						8	(3)
Cash dividends declared on common shares ($.625 per share)							(273)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($3.8105 per share)							(25)
Cash dividends accrued on Cumulative Series B
Preferred Stock (5% per annum)							(15)
Amortization of discount on Series B Preferred Stock							(2)
Series A Preferred Stock issued	6,575		658			(20)
Series B Preferred Stock issued	25		2,414				(2)
Common shares issued		92,172		92		967
Common stock warrant					87
Common shares reissued:
Acquisition of U.S.B. Holding Co., Inc.		9,895				58		290
Stock options and other employee benefit plans		4,142				(83)		123

BALANCE AT DECEMBER 31, 2008	6,600	495,002	$3,072	$584	$87	$2,553	$6,727	$(2,608)	$65	$201
Net income (loss)							(1,335)			24	$(1,311)
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($5)									(1)		(1)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($77)									(124)		(124)
Net unrealized gains (losses) on common investments held in employee welfare benefits trust, net of income taxes									1		1
Net contribution to noncontrolling interests										45	45
Foreign currency translation adjustments									45		45
Net pension and postretirement benefit costs, net of income taxes									11		11

Total comprehensive income (loss)											$(1,334)

Deferred compensation						15
Cash dividends declared on common shares ($.0925 per share)							(54)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($7.75 per share)							(34)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(125)
Amortization of discount on Series B Preferred Stock			16				(16)
Common shares issued		205,439		205		781
Common shares exchanged for Series A Preferred Stock	(3,670)	46,602	(367)	29		(167)	(5)	508
Common shares exchanged for capital securities		127,616		128		634
Common shares reissued for stock options and other
employee benefit plans		3,876				(82)		120

BALANCE AT DECEMBER 31, 2009	2,930	878,535	$2,721	$946	$87	$3,734	$5,158	$(1,980)	$(3)	$270
Cumulative effect adjustment to beginning balance of Retained
Earnings							45				$45
Net income (loss)							554			30	584
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $69									116		116
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($63)									(106)		(106)
Net distribution from noncontrolling interests										(43)	(43)
Foreign currency translation adjustments									4		4
Net pension and postretirement benefit costs, net of income taxes									(28)		(28)

Total comprehensive income (loss)											$572

Deferred compensation						19
Cash dividends declared on common shares ($.04 per share)							(36)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($7.75 per share)							(23)
Cash dividends accrued on Cumulative Series B
Preferred Stock (5% per annum)							(125)
Amortization of discount on Series B Preferred Stock			16				(16)
Common shares reissued for stock options and other employee benefit plans		2,073				(42)		76

BALANCE AT DECEMBER 31, 2010	2,930	880,608	$2,737	$946	$87	$3,711	$5,557	$(1,904)	$(17)	$257

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year ended December 31,
in millions	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$584	$(1,311)	$(1,460)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan and lease losses	638	3,159	1,537
Depreciation and amortization expense	330	389	429
FDIC (payments) net of FDIC expense	105	(466)	—
Deferred income taxes	80	(878)	(1,722)
Net losses (gains) and writedown on OREO	60	86	15
Expense (income) on trading credit default swaps	23	37	(8)
Provision for losses on LIHTC Guaranteed funds	8	17	17
Provision for customer derivative losses	4	40	22
Net losses (gains) from loan sales	(76)	1	82
Net losses (gains) from principal investing	(66)	4	54
Provision (credit) for losses on lending-related commitments	(48)	67	(26)
Gains on leased equipment	(20)	(99)	(40)
Net securities losses (gains)	(14)	(113)	2
Gain from sale/redemption of Visa Inc. shares	—	(105)	(165)
Gain related to exchange of common shares for capital securities	—	(78)	—
Gain from sale of Key’s claim associated with the Lehman Brothers’ bankruptcy	—	(32)	—
Intangible assets impairment	—	241	469
Liability to Visa Inc.	—	—	(64)
Honsador litigation reserve	—	—	(23)
Net decrease (increase) in loans held for sale excluding transfers from continuing operations	383	295	981
Net decrease (increase) in trading account assets	224	71	(224)
Other operating activities, net	509	995	(436)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,724	2,320	(560)
INVESTING ACTIVITIES
Proceeds from sale/redemption of Visa Inc. shares	—	105	165
Cash used in acquisitions, net of cash acquired	—	—	(157)
Net decrease (increase) in short-term investments	399	3,478	(4,632)
Purchases of securities available for sale	(9,914)	(15,501)	(1,663)
Proceeds from sales of securities available for sale	142	2,970	1,001
Proceeds from prepayments and maturities of securities available for sale	4,685	4,275	1,464
Purchases of held-to-maturity securities	(2)	(6)	(6)
Proceeds from prepayments and maturities of held-to-maturity securities	6	7	8
Purchases of other investments	(190)	(177)	(456)
Proceeds from sales of other investments	216	41	161
Proceeds from prepayments and maturities of other investments	133	70	211
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	5,850	11,066	(2,358)
Purchases of loans	—	—	(16)
Proceeds from loan sales	620	380	280
Purchases of premises and equipment	(156)	(229)	(202)
Proceeds from sales of premises and equipment	3	16	8
Proceeds from sales of other real estate owned	182	114	27

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,974	6,609	(6,165)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(4,961)	444	382
Net increase (decrease) in short-term borrowings	1,114	(7,952)	(543)
Net proceeds from issuance of long-term debt	797	763	6,465
Payments on long-term debt	(1,657)	(3,726)	(3,884)
Net proceeds from issuance of common shares and preferred stock	—	986	4,101
Net proceeds from issuance of common stock warrant	—	—	87
Net proceeds from reissuance of common shares	—	—	6
Tax benefits over (under) recognized compensation cost for stock-based awards	—	(5)	(2)
Cash dividends paid	(184)	(213)	(445)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,891)	(9,703)	6,167

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(193)	(774)	(558)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	471	1,245	1,803

CASH AND DUE FROM BANKS AT END OF YEAR	$278	$471	$1,245

Additional disclosures relative to cash flows:
Interest paid	$879	$1,489	$1,989
Income taxes paid (refunded)	(164)	(121)	2,152
Noncash items:
Assets acquired	—	—	$2,825
Liabilities assumed	—	—	2,653
Loans transferred to portfolio from held for sale	—	$199	411
Loans transferred to held for sale from portfolio	$407	311	459
Loans transferred to other real estate owned	210	264	130

See Notes to Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

As used in these Notes, references to “Key,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. KeyCorp refers solely to the parent holding company, and KeyBank refers to KeyCorp’s subsidiary, KeyBank National Association.

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements and in the Management’s Discussion & Analysis of Financial Condition & Results of Operations. You may find it helpful to refer back to this page as you read the 10-K.

ABO: Accumulated benefit obligation.	N/A: Not applicable.
AICPA: American Institute of Certified Public Accountants.	NASDAQ: National Association of Securities Dealers
ALCO: Asset/Liability Management Committee.	Automated Quotation System.
ALLL: Allowance for loan and lease losses.	N/M: Not meaningful.
A/LM: Asset/liability management.	NOW: Negotiable Order of Withdrawal.
AOCI: Accumulated other comprehensive income (loss).	NYSE: New York Stock Exchange.
APBO: Accumulated postretirement benefit obligation.	OCI: Other comprehensive income (loss).
Austin: Austin Capital Management, Ltd.	OREO: Other real estate owned.
BHCs: Bank holding companies.	OTTI: Other-than-temporary impairment.
CMO: Collateralized mortgage obligation.	QSPE: Qualifying special purpose entity.
Common Shares: Common Shares, $1 par value.	PBO: Projected Benefit Obligation.
CPP: Capital Purchase Program of the U.S. Treasury.	S&P: Standard and Poor’s Ratings Services, a Division of The
DIF: Deposit Insurance Fund.	McGraw-Hill Companies, Inc.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	SCAP: Supervisory Capital Assessment Program administered
Consumer Protection Act of 2010.	by the Federal Reserve.
ERISA: Employee Retirement Income Security Act of 1974.	SEC: U.S. Securities & Exchange Commission.
ERM: Enterprise risk management.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
EVE: Economic value of equity.	Perpetual Convertible Preferred Stock, Series A.
FASB: Financial Accounting Standards Board.	Series B Preferred Stock: KeyCorp’s Fixed-Rate Cumulative
FDIC: Federal Deposit Insurance Corporation.	Perpetual Preferred Stock, Series B issued to the U.S. Treasury
Federal Reserve: Board of Governors of the Federal Reserve	under the CPP.
System.	SILO: Sale in, lease out transaction.
FHLMC: Federal Home Loan Mortgage Corporation.	SPE: Special purpose entity.
FNMA: Federal National Mortgage Association.	TAG: Transaction Account Guarantee program of the FDIC.
FVA: Fair Value of pension plan assets.	TARP: Troubled Asset Relief Program.
GAAP: U.S. generally accepted accounting principles.	TDR: Troubled debt restructuring.
GNMA: Government National Mortgage Association.	TE: Taxable equivalent.
IRS: Internal Revenue Service.	TLGP: Temporary Liquidity Guarantee Program of the FDIC.
ISDA: International Swaps and Derivatives Association.	U.S. Treasury: United States Department of the Treasury.
KAHC: Key Affordable Housing Corporation.	VAR: Value at risk.
LIBOR: London Interbank Offered Rate.	VEBA: Voluntary Employee Benefit Association.
LIHTC: Low-income housing tax credit.	VIE: Variable interest entity.
LILO: Lease in, lease out transaction.	XBRL: eXtensible Business Reporting Language.
Moody’s: Moody’s Investors Service, Inc.

Organization

We are one of the nation’s largest bank-based financial services companies, with consolidated total assets of $91.8 billion at December 31, 2010. Through KeyBank and other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, and investment banking products and services to individual, corporate and institutional clients. As of December 31, 2010, KeyBank operated 1,033 full service retail banking branches in 14 states, a telephone banking call center services group and 1,531 automated teller machines in 15 states. Additional information pertaining to Key Community Bank and Key Corporate Bank, our two business segments, is included in Note 21 (“Line of Business Results”).

Use of Estimates

Our accounting policies conform to GAAP and prevailing practices within the financial services industry. We must make certain estimates and judgments when determining the amounts presented in our consolidated financial statements and the related notes. If these estimates prove to be inaccurate, actual results could differ from those reported.

Basis of Presentation

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Some previously reported amounts have been reclassified to conform to current reporting practices.

The consolidated financial statements include any voting rights entities in which we have a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 11 (“Variable Interest Entities”) for information on our involvement with VIEs.

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

Effective January 1, 2010, we prospectively adopted new accounting guidance that changes the way we account for securitizations and SPEs by eliminating the concept of a QSPE and changing the requirements for derecognition of financial assets. In adopting this guidance, we had to analyze our existing QSPEs for possible consolidation. As a result, we consolidated our education loan securitization trusts. That consolidation added $2.8 billion in discontinued assets, liabilities and equity to our balance sheet, of which $2.6 billion of the assets represented loans. Prior to January 1, 2010, QSPEs, including securitization trusts, established under the applicable accounting guidance for transfers of financial assets were not consolidated. For additional information related to the consolidation of our education loan securitization trusts, see the section entitled “Accounting Standards Adopted in 2010” in this note and Note 13 (“Acquisition, Divestiture and Discontinued Operations”).

All material events that occurred after the date of the financial statements and before the financial statements were issued have been either recognized in the financial statements or disclosed in the notes to the financial statements. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.

Business Combinations

We account for our business combinations using the acquisition method of accounting. Under this method of accounting, the acquired company’s net assets are recorded at fair value at the date of acquisition, and the results of operations of the acquired company are combined with Key’s results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price and the fair value of the net assets acquired (including intangible assets with finite lives) is recorded as goodwill. Our accounting policy for intangible assets is summarized in this note under the heading “Goodwill and Other Intangible Assets.”

Statements of Cash Flows

Cash and due from banks are considered “cash and cash equivalents” for financial reporting purposes.

Trading Account Assets

Trading account assets are debt and equity securities, as well as commercial loans that we purchase and hold but intend to sell in the near term. These assets are reported at fair value. Realized and unrealized gains and losses on trading account assets are reported in “investment banking and capital markets income (loss)” on the income statement.

Securities

Securities available for sale. These are securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed to be “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method are included in “net securities gains (losses)” on the income statement. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “net securities gains (losses)” on the income statement or AOCI in accordance with the applicable accounting guidance related to the recognition of OTTI of debt securities, as further described under the heading “Other-than-Temporary Impairment” in this Note and in Note 7 (“Securities”).

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

Other-than-Temporary Impairments

If the amortized cost of a debt security is greater than its fair value and we intend to sell it, or more-likely-than-not will be required to sell it, before the expected recovery of the amortized cost, then the entire impairment is recognized in earnings. If we have no intent to sell the security, or it is more-likely-than-not that we will not be required to sell it, before expected recovery, then the credit portion of the impairment is recognized in earnings, while the remaining portion attributable to factors such as liquidity and interest rate changes is recognized in equity as a component of AOCI on the balance sheet. The credit portion is equal to the difference between the cash flows expected to be collected and the amortized cost of the debt security.

Generally, if the amortized cost of an equity security is greater than its fair value, the difference is considered to be other-than-temporary.

Other Investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 66% and 70% of other investments at December 31, 2010 and 2009, respectively. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments predominantly are made in privately-held companies and are carried at fair value ($898 million at December 31, 2010, and $1.0 billion at December 31, 2009). Changes in fair values and realized gains and losses on sales of principal investments are reported as “net gains (losses) from principal investing” on the income statement.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost. The carrying amounts of the investments carried at cost are adjusted for declines in value if they are considered to be other-than-temporary. These adjustments are included in “investment banking and capital markets income (loss)” on the income statement.

Loans

Loans are carried at the principal amount outstanding, net of unearned income, including net deferred loan fees and costs. We defer certain nonrefundable loan origination and commitment fees, and the direct costs of originating or acquiring loans. The net deferred amount is amortized over the estimated lives of the related loans as an adjustment to the yield.

Direct financing leases are carried at the aggregate of the lease receivable plus estimated unguaranteed residual values, less unearned income and deferred initial direct fees and costs. Unearned income on direct financing leases is amortized over the lease terms using a method approximating the interest method that produces a constant rate of return on the leases. Deferred initial direct fees and costs are amortized over the lease terms as an adjustment to the yield.

Leveraged leases are carried net of nonrecourse debt. Revenue on leveraged leases is recognized on a basis that produces a constant rate of return on the outstanding investment in the leases, net of related deferred tax liabilities, during the years in which the net investment is positive.

The residual value component of a lease represents the fair value of the leased asset at the end of the lease term. We rely on industry data, historical experience, independent appraisals and the experience of the equipment leasing asset management team to value lease residuals. Relationships with a number of equipment vendors give the asset management team insight into the life cycle of the leased equipment, pending product upgrades and competing products.

In accordance with applicable accounting guidance for leases, residual values are reviewed at least annually to determine if an other-than-temporary decline in value has occurred. If such a decline occurs, the residual value is adjusted to its fair value. Impairment charges are included in noninterest expense while, net gains or losses on sales of lease residuals, are included in “other income” on the income statement.

Loans Held for Sale

Our loans held for sale at December 31, 2010 and 2009 are disclosed in Note 4 (“Loans and Loans Held for Sale”). These loans, which we originated and intend to sell, are carried at the lower of aggregate cost or fair value. Fair value is determined based on available market data for similar assets, expected cash flows, appraisals of underlying collateral and credit quality of the borrower. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off. Subsequent declines in fair value are recognized as a charge to noninterest income. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold.

Impaired and Other Nonaccrual Loans

We generally will stop accruing interest on a loan (i.e., designate the loan “nonaccrual”) when the borrower’s payment is 90 days past due for a commercial loan or 120 days past due for a consumer loan, unless the loan is well-secured and in the process of collection. Loans also are placed on nonaccrual status when payment is not past due but we have serious doubts about the borrower’s ability to comply with existing repayment terms. Once a loan is designated nonaccrual, the interest accrued but not collected generally is charged against the allowance for loan and lease losses, and payments subsequently received generally are applied to principal. However, if we believe that all principal and interest on a nonaccrual loan ultimately are collectible, interest income may be recognized as received.

Nonaccrual loans, other than smaller-balance homogeneous loans (i.e., home equity loans, loans to finance automobiles, etc.), are designated “impaired.” Impaired loans and other nonaccrual loans are returned to accrual status if we determine that both principal and interest are collectible. This generally requires a sustained period of timely principal and interest payments.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents our estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. We establish the amount of the allowance for loan and lease losses by analyzing the quality of the loan portfolio at least quarterly, and more often if deemed necessary.

We estimate the appropriate level of our allowance for loan and lease losses by applying historical loss rates to existing loans with similar risk characteristics. The loss rates used to establish the allowance may be adjusted to reflect our current assessment of many factors, including:

♦	changes in national and local economic and business conditions;

♦	changes in the experience, ability and depth of our lending management and staff, in lending policies, or in the mix and volume of the loan portfolio;

♦	trends in past due, nonaccrual and other loans; and

♦	external forces, such as competition, legal developments and regulatory guidelines.

For all TDR’s, regardless of size as well as, impaired loan has an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable amount of loss and assign a specific allowance to the loan, if deemed appropriate. We estimate the extent of impairment by comparing the carrying amount of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral or the loan’s observable market price. We may assign a specific allowance — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full.

Commercial loans generally are charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 days past due. Our charge-off policy for most consumer loans is similar but takes effect when payments are 120 days past due. Home equity and residential mortgage loans generally are charged down to the fair value of the underlying collateral when payment is 180 days past due.

Liability for Credit Losses on Lending-Related Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet and totaled $73 million at December 31, 2010, and

$121 million at December 31, 2009. We establish the amount of this allowance by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

Loan Securitizations

In the past, we securitized education loans when market conditions were favorable. A securitization involves the sale of a pool of loan receivables to investors through either a public or private issuance (generally by a QSPE) of asset-backed securities. The securitized loans are removed from the balance sheet, and a gain or loss is recorded when the combined net sales proceeds and residual interests, if any, differ from the loans’ allocated carrying amounts. We have not securitized any education loans since 2006. Effective December 5, 2009, we ceased originating education loans.

Effective January 1, 2010, we prospectively adopted new accounting guidance that changes the way we account for securitizations and SPEs by eliminating the concept of a QSPE and changing the requirements for derecognition of financial assets. In adopting this guidance, we had to analyze our existing QSPEs for possible consolidation. As a result, we consolidated our education loan securitization trusts. That consolidation added $2.8 billion in discontinued assets, liabilities and equity to our balance sheet of which $2.6 billion of the assets represented loans. Prior to January 1, 2010, QSPEs, including securitization trusts, established under the applicable accounting guidance for transfers of financial assets were not consolidated. For additional information related to the consolidation of our education loan securitization trusts, see the section entitled “Accounting Standards Adopted in 2010” in this Note and Note 13 (“Acquisition, Divestiture and Discontinued Operations”).

In past securitizations, we generally retained an interest in the securitized loans in the form of an interest-only strip, residual asset, servicing asset or security. A servicing asset was recorded if we purchased or retained the right to service securitized loans, and received servicing fees that exceeded the going market rate. Our accounting for servicing assets is discussed below under the heading “Servicing Assets.” All other retained interests from education loan securitizations held by us on or before December 31, 2009, were accounted for as debt securities and have been classified as “discontinued assets” on the balance sheet.

Servicing Assets

Servicing assets and liabilities purchased or retained initially are measured at fair value, if practical. When no ready market value (such as quoted market prices, or prices based on sales or purchases of similar assets) is available to determine the fair value of servicing assets, fair value is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation is based on a number of assumptions, including the market cost of servicing, the discount rate, the prepayment rate and the default rate.

We remeasure our servicing assets using the amortization method at each reporting date. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income, and is recorded in “other income” on the income statement.

We service commercial real estate loans. Servicing assets related to all commercial real estate loan servicing totaled $196 million at December 31, 2010, and $221 million at December 31, 2009, and are included in “accrued income and other assets” on the balance sheet.

Servicing assets are evaluated quarterly for possible impairment. This process involves classifying the assets based on the types of loans serviced and their associated interest rates, and determining the fair value of each class. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced through a charge to income in the amount of such excess. There was no servicing impairment for the years ended December 31, 2010, 2009 and 2008. Additional information pertaining to servicing assets is included in Note 9 (“Mortgage Servicing Assets”).

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. We determine depreciation of premises and equipment using the straight-line method over the estimated useful lives of the particular assets. Leasehold improvements are amortized using the straight-line method over the terms of the leases. Accumulated depreciation and amortization on premises and equipment totaled $1 billion at December 31, 2010, and $1.1 billion at December 31, 2009.

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the cost of net assets acquired in a business combination exceeds their fair value. Other intangible assets primarily are the net present value of future economic benefits to be derived from the purchase of core deposits. Other intangible assets are amortized on either an accelerated or straight-line basis over periods ranging from three to thirty years. Goodwill and other types of intangible assets deemed to have indefinite lives are not amortized.

Relevant accounting guidance provides that goodwill and certain other intangible assets must be subjected to impairment testing at least annually. We perform goodwill impairment testing in the fourth quarter of each year. Our reporting units for purposes of this testing are our two business segments, Key Community Bank and Key Corporate Bank. Because the strength of the economic recovery remained uncertain during 2010, we continued to monitor the impairment indicators for goodwill and other intangible assets, and to evaluate the carrying amount of these assets as necessary.

The first step in goodwill impairment testing is to determine the fair value of each reporting unit. This amount is estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). We perform a sensitivity analysis of the estimated fair value of each reporting unit, as appropriate. If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment may be indicated. In such a case, we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, the impairment loss represented by this difference is charged to earnings.

Additional information pertaining to goodwill and other intangible assets is included in Note 10 (“Goodwill and Other Intangible Assets”).

Internally Developed Software

We rely on company personnel and independent contractors to plan, develop, install, customize and enhance computer systems applications that support corporate and administrative operations. Software development costs, such as those related to program coding, testing, configuration and installation, are capitalized and included in “accrued income and other assets” on the balance sheet. The resulting asset ($52 million at December 31, 2010, and $85 million at December 31, 2009) is amortized using the straight-line method over its expected useful life (not to exceed five years). Costs incurred during the planning and post-development phases of an internal software project are expensed as incurred.

Software that is no longer used is written off to earnings immediately. When we decide to replace software, amortization of the phased-out software is accelerated to the expected replacement date.

Derivatives

In accordance with applicable accounting guidance for derivatives and hedging, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value.

Accounting for changes in fair value (i.e., gains or losses) of derivatives differs depending on whether the derivative has been designated and qualifies as part of a hedge relationship, and further, on the type of hedge relationship. For derivatives that are not designated as hedging instruments, any gain or loss is recognized immediately in earnings. A derivative that is designated and qualifies as a hedging instrument must be designated as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. We do not have any derivatives that hedge net investments in foreign operations.

A fair value hedge is used to limit exposure to changes in the fair value of existing assets, liabilities and commitments caused by changes in interest rates or other economic factors. The effective portion of a change in the fair value of a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recognized in “other income” on the income statement, with no corresponding offset.

A cash flow hedge is used to minimize the variability of future cash flows that is caused by changes in interest rates or other economic factors. The effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet, and reclassified to earnings in the same period in which the hedged transaction impacts earnings. The ineffective portion of a cash flow hedge is included in “other income” on the income statement.

Hedge “effectiveness” is determined by the extent to which changes in the fair value of a derivative instrument offset changes in the fair value or cash flows attributable to the risk being hedged. If the relationship between the change in the fair value of the derivative instrument and the change in the hedged item falls within a range considered to be the industry norm, the hedge is considered “highly effective” and qualifies for hedge accounting. A hedge is “ineffective” if the relationship between the changes falls outside the acceptable range. In that case, hedge accounting is discontinued on a prospective basis. Hedge effectiveness is tested at least quarterly.

Additional information regarding the accounting for derivatives is provided in Note 8 (“Derivatives and Hedging Activities”).

Offsetting Derivative Positions

In accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet, we take into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. Additional information regarding derivative offsetting is provided in Note 8.

Noncontrolling Interests

Our Principal Investing unit and the Real Estate Capital and Corporate Banking Services line of business have noncontrolling (minority) interests that are accounted for in accordance with the applicable accounting guidance, which allows us to report noncontrolling interests in subsidiaries as a component of equity on the balance sheet. “Net income (loss)” on the income statement includes Key’s revenues, expenses, gains and losses, together with revenues, expenses, gains and losses pertaining to the noncontrolling interests. The portion of net results attributable to the noncontrolling interests is disclosed separately on the face of the income statement to arrive at the “net income (loss) attributable to Key.”

Guarantees

In accordance with the applicable accounting guidance for guarantees, we recognize liabilities, which are included in “accrued expense and other liabilities” on the balance sheet, for the fair value of our obligations under certain guarantees issued.

If we receive a fee for a guarantee requiring liability recognition, the amount of the fee represents the initial fair value of the “stand ready” obligation. If there is no fee, the fair value of the stand ready obligation is determined using expected present value measurement techniques, unless observable transactions for comparable guarantees are available. The subsequent accounting for these stand ready obligations depends on the nature of the underlying guarantees. We account for our release from risk under a particular guarantee when the guarantee expires or is settled, or by a systematic and rational amortization method, depending on the risk profile of the guarantee.

Additional information regarding guarantees is included in Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Guarantees.”

Fair Value Measurements

Effective January 1, 2008, we adopted the applicable accounting guidance for fair value measurements and disclosures for all applicable financial and nonfinancial assets and liabilities. This guidance defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, and applies only when other guidance requires or permits assets or liabilities to be measured at fair value; the guidance did not expand the use of fair value to any new circumstances.

Accounting guidance defines fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants in our principal market. In other words, fair value represents an exit price at the measurement date. Market participants are buyers and sellers who are independent, knowledgeable, and willing and able to transact in the principal (or most advantageous) market for the asset or liability being measured. Current market conditions, including imbalances between supply and demand, are considered in determining fair value.

We value our assets and liabilities based on the principal market where each would be sold (in the case of assets) or transferred (in the case of liabilities). The principal market is the forum with the greatest volume and level of activity. In the absence of a principal market, valuation is based on the most advantageous market (i.e., the market where the asset could be sold at a price that maximizes the amount to be received or the liability transferred at a price that minimizes the amount to be paid). In the absence of observable market transactions, we consider liquidity valuation adjustments to reflect the uncertainty in pricing the instruments.

In measuring the fair value of an asset, we assume the highest and best use of the asset by a market participant—not just the intended use—to maximize the value of the asset. We also consider whether any credit valuation adjustments are necessary based on the counterparty’s credit quality.

When measuring the fair value of a liability, we assume that the transfer will not affect the nonperformance risk associated with the liability. Nonperformance risk is the risk that an obligation will not be satisfied, and encompasses not only our own credit risk (i.e., the risk that we will fail to meet our obligation), but also other risks such as settlement risk (i.e., the risk that upon termination or sale, the contract will not settle). We consider the effect of our own credit risk on the fair value for any period in which fair value is measured.

There are three acceptable techniques for measuring fair value: the market approach, the income approach and the cost approach. Selecting the appropriate technique for valuing a particular asset or liability depends on the exit market, the nature of the asset or liability being valued, and how a market participant would value the same asset or liability. Ultimately, selecting the appropriate valuation method requires significant judgment, and applying the valuation techniques requires sufficient knowledge and expertise.

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability. Inputs can be observable or unobservable. Observable inputs are assumptions based on market data obtained from an independent source. Unobservable inputs are assumptions based on our own information or assessment of assumptions used by other market participants in pricing the asset or liability. Our unobservable inputs are based on the best and most current information available on the measurement date.

All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy that gives the highest ranking to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs (Level 3). Fair values for assets or liabilities classified as Level 2 are based on one or a combination of the following factors: (i) quoted market prices for similar assets or liabilities; (ii) observable inputs, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data. The level in the fair value hierarchy ascribed to a fair value measurement in its entirety is based on the lowest level input that is significant to the measurement. We consider an input to be significant if it drives 10% or more of the total fair value of a particular asset or liability. Assets and liabilities may transfer between levels based on the observable and unobservable inputs used at the valuation date, as the inputs may be influenced by certain market conditions.

Typically, assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. However, assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. This generally occurs when the entity applies accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment.

At a minimum, we conduct our valuations quarterly. Additional information regarding fair value measurements and disclosures is provided in Note 6 (“Fair Value Measurements”).

Revenue Recognition

We recognize revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectibility is reasonably assured. Our principal source of revenue is interest income, which is recognized on an accrual basis primarily according to nondiscretionary formulas in written contracts, such as loan agreements or securities contracts.

Stock-Based Compensation

Stock-based compensation is measured using the fair value method of accounting, and the measured cost is recognized over the period during which the recipient is required to provide service in exchange for the award. We estimate expected forfeitures when stock-based awards are granted and record compensation expense only for awards that are expected to vest.

We recognize compensation cost for stock-based, mandatory deferred incentive compensation awards using the accelerated method of amortization over a period of approximately four years (the current year performance period and a three-year vesting period, which generally starts in the first quarter following the performance period).

Employee stock options typically become exercisable at the rate of 33-1/3% per year beginning one year after their grant date and expire no later than ten years after their grant date. We recognize stock-based compensation expense for stock options with graded vesting using an accelerated method of amortization.

We use shares repurchased under a repurchase program (treasury shares) for share issuances under all stock-based compensation programs other than the discounted stock purchase plan. Shares issued under the stock purchase plan are purchased on the open market.

We estimate the fair value of options granted using the Black-Scholes option-pricing model, as further described in Note 18 (“Stock-Based Compensation”).

Marketing Costs

We expense all marketing-related costs, including advertising costs, as incurred.

Accounting Guidance Adopted in 2010

Transfers of financial assets. In June 2009, the FASB issued new accounting guidance that changes the way entities account for securitizations and SPEs by eliminating the concept of a QSPE and changing the requirements for derecognition of financial assets. This guidance, which also requires additional disclosures, was effective at the start of an entity’s first fiscal year beginning after November 15, 2009 (effective January 1, 2010, for us). Adoption of this guidance did not have a material effect on our financial condition or results of operations.

Consolidation of variable interest entities. In June 2009, the FASB issued new accounting guidance that requires additional disclosures and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities that most significantly impact the entity’s economic performance. This guidance was effective at the start of a company’s first fiscal year beginning after November 15, 2009 (effective January 1, 2010, for us).

In conjunction with our prospective adoption of this guidance on January 1, 2010, we consolidated our education loan securitization trusts (classified as discontinued assets and liabilities). That consolidation added $2.8 billion in assets, liabilities and equity to our balance sheet, of which $2.6 billion of the assets represented loans.

In February 2010, the FASB deferred the application of this new guidance for certain investment entities and clarified other aspects of the guidance. Entities qualifying for this deferral will continue to apply the previously existing consolidation guidance.

Improving disclosures about fair value measurements. In January 2010, the FASB issued accounting guidance which requires new disclosures regarding certain aspects of an entity’s fair value disclosures and clarifies existing fair value disclosure requirements. The new disclosures and clarifications were effective for interim and annual reporting periods beginning after December 15, 2009 (effective January 1, 2010, for us), except for disclosures regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods beginning after December 15, 2010 (effective January 1, 2011, for us). Our policy is to recognize transfers between levels of the fair value hierarchy at the end of the reporting period. The required disclosures are provided in Note 6 (“Fair Value Measurements”).

Credit quality disclosures. In July 2010, the FASB issued new accounting guidance that requires additional disclosures about the credit quality of financing receivables (i.e., loans) and the allowance for credit losses. Most of these additional disclosures are required for interim and annual reporting periods ending on or after December 15, 2010 (effective December 31, 2010, for us). These disclosures are provided in Note 5 (“Asset Quality”). Specific items regarding activity that occurred before the issuance of this accounting guidance, such as the allowance rollforward disclosures, will be required for periods beginning after December 15, 2010 (January 1, 2011, for us). In January 2011, the FASB issued new accounting guidance that temporarily delays the effective date of the credit quality disclosures about troubled debt restructurings until the FASB completes its deliberations on what constitutes a troubled debt restructuring.

Embedded credit derivatives. In March 2010, the FASB issued new accounting guidance that amends and clarifies how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. This accounting guidance eliminates the existing scope exception for most credit derivative features embedded in beneficial interests in securitized financial assets. This guidance was effective the first day of the fiscal quarter beginning after June 15, 2010 (effective July 1, 2010, for us), with early adoption permitted. We have no financial instruments that would be subject to this accounting guidance.

Accounting Guidance Pending Adoption at December 31, 2010

There was no new accounting guidance pending adoption at December 31, 2010.

2. Earnings Per Common Share

Our basic and diluted earnings per Common Share are calculated as follows:

Year ended December 31,
dollars in millions, except per share amounts	2010	2009	2008

EARNINGS

Income (loss) from continuing operations	$607	$(1,263)	$(1,287)

Less: Net income (loss) attributable to noncontrolling interests	30	24	8

Income (loss) from continuing operations attributable to Key	577	(1,287)	(1,295)

Less: Dividends on Series A Preferred Stock	23	39	25

Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	114	—

Cash dividends on Series B Preferred Stock	125	125	15

Amortization of discount on Series B Preferred Stock	16	16	2

Income (loss) from continuing operations attributable to Key common shareholders	413	(1,581)	(1,337)

Income (loss) from discontinued operations, net of taxes (a)	(23)	(48)	(173)

Net income (loss) attributable to Key common shareholders	$390	$(1,629)	$(1,510)

WEIGHTED-AVERAGE COMMON SHARES

Weighted-average common shares outstanding (000)	874,748	697,155	450,039

Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	3,405	—	—

Weighted-average common shares and potential common shares outstanding (000)	878,153	697,155	450,039

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.47	$(2.27)	$(2.97)

Income (loss) from discontinued operations, net of taxes (a)	(.03)	(.07)	(.38)

Net income (loss) attributable to Key common shareholders (b)	.45	(2.34)	(3.36)

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.47	$(2.27)	$(2.97)

Income (loss) from discontinued operations, net of taxes (a)	(.03)	(.07)	(.38)

Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.44	(2.34)	(3.36)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the year ended December 31, 2010, was primarily attributable to fair value adjustments related to the education lending securitization trusts. Included in the loss from discontinued operations for the year ended December 31, 2009, is a charge for intangible assets impairment related to Austin.

(b)	EPS may not foot due to rounding.

During the years ended December 31, 2010, 2009 and 2008, weighted-average contingently issuable performance-based Common Share awards totaling 3,847,879, 4,536,173 and 1,177,881 Common Shares, respectively, were outstanding but not included in the calculations of “net income (loss) per common share attributable to Key common shareholders — assuming dilution.” These awards vest only if we achieve certain cumulative three-year financial performance targets and were not included in the respective calculations because the time period for the measurement had not yet expired.

3. Restrictions on Cash, Dividends and Lending Activities

Federal law requires a depository institution to maintain a prescribed amount of cash or deposit reserve balances with its Federal Reserve Bank. KeyBank maintained average reserve balances aggregating $208 million in 2010 to fulfill these requirements.

Capital distributions from KeyBank and other subsidiaries are our principal source of cash flows for paying dividends on our common and preferred shares, servicing our debt and financing corporate operations. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration.

During 2010, KeyBank did not pay any dividends to KeyCorp; nonbank subsidiaries paid KeyCorp a total of $25 million in dividends. As of the close of business on December 31, 2010, KeyBank would not have been permitted to pay dividends to KeyCorp according to regulatory guidelines. For information related to the limitations on KeyCorp’s ability to pay dividends and repurchase Common Shares as a result of its participation in the U.S. Treasury’s CPP, see Note 15 (“Shareholders’ Equity”) on page 107 of our 2009 Annual Report to Shareholders. During 2010, KeyCorp made capital infusions of $100 million to KeyBank. At December 31, 2010, KeyCorp held $3.3 billion in short-term investments, which can be used to pay dividends, service debt and finance corporate operations.

Federal law also restricts loans and advances from bank subsidiaries to their parent companies (and to nonbank subsidiaries of their parent companies), and requires those transactions to be secured.

4. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

December 31,
in millions	2010	2009
Commercial, financial and agricultural	$16,441	$19,248
Commercial real estate:
Commercial mortgage	9,502	10,457
Construction	2,106	4,739

Total commercial real estate loans	11,608	15,196
Commercial lease financing	6,471	7,460

Total commercial loans	34,520	41,904
Residential-Prime Loans:
Real estate — residential mortgage	1,844	1,796
Home equity:
Key Community Bank	9,514	10,048
Other	666	838

Total home equity loans	10,180	10,886

Total residential-prime loans	12,024	12,682
Consumer other — Key Community Bank	1,167	1,181
Consumer other:
Marine	2,234	2,787
Other	162	216

Total consumer other	2,396	3,003

Total consumer loans	15,587	16,866

Total loans (a)	$50,107	$58,770

(a)	Excludes loans in the amount of $6.5 billion at December 31, 2010, and $3.5 billion at December 31, 2009, related to the discontinued operations of the education lending business.

We use interest rate swaps, which modify the repricing characteristics of certain loans, to manage interest rate risk. For more information about such swaps, see Note 8 (“Derivatives and Hedging Activities”).

Our loans held for sale by category are summarized as follows:

December 31,
in millions	2010	2009
Commercial, financial and agricultural	$196	$14
Real estate — commercial mortgage	118	171
Real estate — construction	35	92
Commercial lease financing	8	27
Real estate — residential mortgage	110	139

Total loans held for sale (a),(b)	$467	$443

(a)	Excludes loans in the amount of $15 million at December 31, 2010, and $434 million at December 31, 2009, related to the discontinued operations of the education lending business.

(b)	The beginning balance at December 31, 2009 of $443 million increased by new originations in the amount of $3.058 billion and net transfers from held to maturity in the amount of $376 million, and decreased by loan sales of $3.209 billion, transfers to OREO/valuation adjustments of $81 million and loan payments of $120 million, for an ending balance at December 31, 2010 of $467 million.

Commercial and consumer leasing financing receivables primarily are direct financing leases, but also include leveraged leases. The composition of the net investment in direct financing leases is as follows:

December 31,
in millions	2010	2009
Direct financing lease receivables	$4,612	$5,554
Unearned income	(472)	(573)
Unguaranteed residual value	380	453
Deferred fees and costs	44	61

Net investment in direct financing leases	$4,564	$5,495

At December 31, 2010, minimum future lease payments to be received are as follows: 2011 — $1.6 billion; 2012 — $1.2 billion; 2013 — $700 million; 2014 — $418 million; 2015 — $265 million; and all subsequent years — $335 million. The allowance related to lease financing receivables is $175 million at December 31, 2010.

5. Asset Quality

We use the following three-step process to estimate the appropriate level of the allowance for loan and lease losses on at least a quarterly basis: (1) we apply historical loss rates to existing loans with similar risk characteristics as noted in the credit quality indicator table below; (2) we exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets; and, (3) for all TDRs, regardless of size, as well as impaired loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. Additional information is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” The allowance for loan and lease losses at December 31, 2010, represents our best estimate of the losses inherent in the loan portfolio at that date.

While quantitative modeling factors such as default probability and expected recovery rates are constantly changing as the financial strength of the borrower and overall economic conditions change, there have been no changes to the accounting policies or methodology we used to estimate the allowance for loan and lease losses.

At December 31, 2010, the allowance for loan and lease losses was $1.6 billion, or 3.20% of loans compared to $2.5 billion, or 4.31% of loans, at December 31, 2009. At December 31, 2010, the allowance for loan and lease losses was 150.19% of nonperforming loans compared to 115.87% at December 31, 2009.

The risk characteristic prevalent to both commercial and consumer loans is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Evaluation of this risk is stratified and monitored by the assigned loan risk rating grades for the commercial loan portfolios and the regulatory risk ratings assigned for the consumer loan portfolios. This risk rating stratification assists in the determination of the allowance for loan and lease losses.

Loan grades are assigned at the time of origination, verified by credit risk management and periodically reevaluated thereafter. Most extensions of credit are subject to loan grading or scoring. This risk rating methodology blends our judgment with quantitative modeling. Commercial loans generally are assigned two internal risk ratings. The first rating reflects the probability that the borrower will default on an obligation; the second reflects expected recovery rates on the credit facility. Default probability is determined based on, among other factors, the financial strength of the borrower, an assessment of the borrower’s management, the borrower’s competitive position within its industry sector and our view of industry risk within the context of the general economic outlook. Types of exposure, transaction structure and collateral, including credit risk mitigants, affect the expected recovery assessment.

Credit quality indicators for loans are updated quarterly. Bond rating classifications are indicative of the credit quality of our commercial loan portfolios and are determined by converting our internally assigned risk rating grades to bond rating categories. Payment activity and the regulatory classifications of pass, special mention and substandard, are indicators of the credit quality of our consumer loan portfolios.

Credit quality indicators for our commercial and consumer loan portfolios as of December 31, 2010 are as follows:

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category (a)

December 31,
in millions
	Commercial, financial
	and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

AAA — AA	$99	$75	$2	$2	—	—	$658	$691	$759	$768

A	704	1,011	85	32	$4	$1	1,245	1,202	2,038	2,246

BBB — BB	12,386	12,559	6,125	6,447	829	1,828	3,796	4,399	23,136	25,233

B	1,282	1,927	1,349	1,476	383	904	395	718	3,409	5,025

CCC — C	1,970	3,676	1,941	2,500	890	2,006	377	450	5,178	8,632

Total	$16,441	$19,248	$9,502	$10,457	$2,106	$4,739	$6,471	$7,460	$34,520	$41,904

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the interim period ending December 31, 2010.

Consumer Credit Exposure
Credit Risk Profile by Regulatory Classifications (a)

December 31,
in millions
	Residential — Prime
GRADE	2010	2009

Pass	$11,765	$12,439

Special Mention	—	—

Substandard	259	243

Total	$12,024	$12,682

Credit Risk Profile Based on Payment Activity(a)

	Consumer — Key
	Community Bank		Consumer — Marine		Consumer — Other		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Performing	$1,163	$1,177	$2,192	$2,761	$160	$214	$3,515	$4,152

Nonperforming	4	4	42	26	2	2	48	32

Total	$1,167	$1,181	$2,234	$2,787	$162	$216	$3,563	$4,184

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the interim period ending December 31, 2010.

Our policies for our commercial and consumer loan portfolios for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Impaired and Other Nonaccrual Loans.”

At December 31, 2010, approximately $48 billion, or 96% of our total loans are current. Total past due loans of $1.8 billion represent approximately 4% of total loans.

An aging analysis as of December 31, 2010 of past due and current loans are as follows:

		30 -59	60-89	Greater	Non
December 31, 2010		Days Past	Days Past	Than 90	Accrual	Total Past
in millions	Current	Due	Due	Days	(NPL)	Due	Total Loans

LOAN TYPE

Commercial, financial and agricultural	$16,049	$35	$22	$93	$242	$392	$16,441

Commercial real estate:

Commercial mortgage	9,158	33	16	40	255	344	9,502

Construction	1,796	27	4	38	241	310	2,106

Total commercial real estate loans	10,954	60	20	78	496	654	11,608

Commercial lease financing	6,316	64	17	10	64	155	6,471

Total commercial loans	$33,319	$159	$59	$181	$802	$1,201	$34,520

Real estate — residential mortgage	$1,698	$25	$12	$11	$98	$146	$1,844

Home equity:

Key Community Bank	9,282	69	37	24	102	232	9,514

Other	615	17	10	6	18	51	666

Total home equity loans	9,897	86	47	30	120	283	10,180

Consumer other — Key Community Bank	1,139	9	6	9	4	28	1,167

Consumer other:

Marine	2,117	48	20	7	42	117	2,234

Other	154	3	2	1	2	8	162

Total consumer other	2,271	51	22	8	44	125	2,396

Total consumer loans	$15,005	$171	$87	$58	$266	$582	$15,587

Total loans	$48,324	$330	$146	$239	$1,068	$1,783	$50,107

Impaired loans totaled $.9 billion at December 31, 2010, compared to $1.9 billion at December 31, 2009. Impaired loans had an average balance of $1.3 billion for the year ended December 31, 2010 and $1.7 billion for the year ended December 31, 2009. Of total impaired loans, $621 million required a specifically allocated allowance at December 31, 2010. A total allowance of $58 million was specifically allocated to these loans. At December 31, 2010, aggregate restructured loans (accrual, nonaccrual, and held-for-sale loans) totaled $297 million while at December 31, 2009 total restructured loans totaled $364 million. Although we added $147 million in restructured loans during 2010, the overall decrease in restructured loans was primarily attributable to $214 million in payments and charge-offs.

At December 31, 2010, the carrying amount of our commercial nonperforming loans outstanding represented 60% of their original contractual amount, and total nonperforming loans outstanding represented 66% of their original contractual amount. At the same date, OREO represented 52% of its original contractual amount, while loans held for sale and other nonperforming assets in the aggregate represented 47% of their face value.

At December 31, 2010, our twenty largest nonperforming loans totaled $306 million, representing 29% of total loans on nonperforming status from continuing operations as compared to $582 million in nonperforming loans representing 26% of total loans, in the prior year.

Our nonperforming assets and past due loans were as follows:

December 31,
in millions	2010	2009
Total nonperforming loans	$1,068	$2,187

Nonperforming loans held for sale	106	116

OREO	129	168
Other nonperforming assets	35	39

Total nonperforming assets	$1,338	$2,510

Impaired loans	$881	$1,903
Impaired loans with a specifically allocated allowance	621	1,645
Specifically allocated allowance for impaired loans	58	300

Restructured loans included in nonperforming loans(a)	$202	$364
Restructured loans with a specifically allocated allowance (b)	57	256
Specifically allocated allowance for restructured loans (c)	18	44

Accruing loans past due 90 days or more	$239	$331
Accruing loans past due 30 through 89 days	476	933

(a)	Restructured loans (i.e., troubled debt restructurings) are those for which we, for reasons related to a borrower’s financial difficulties, grant a concession that we would not otherwise have considered. To improve the collectability of the loan, typical concessions include reducing the interest rate, extending the maturity date or reducing the principal balance.

(b)	Included in impaired loans with a specifically allocated allowance.

(c)	Included in specifically allocated allowance for impaired loans.

A further breakdown of impaired loans by loan category as of December 31, 2010 follows:

		Unpaid		Average
December 31, 2010	Recorded	Principal	Related	Recorded
in millions	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$128	$60	—	$410
Commercial real estate:
Commercial mortgage	310	162	—	411
Construction	404	166	—	574

Total commercial real estate loans	714	328	—	985
Commercial lease financing	—	—	—	—

Total commercial loans	842	388	—	1,395
Real estate — residential mortgage	—	—	—	1
Home equity:
Key Community Bank	5	2	—	6

Total home equity loans	5	2	—	6

Total loans with no related allowance recorded	847	390	—	1,402
With an allowance recorded:
Commercial, financial and agricultural	270	138	$51	452
Commercial real estate:
Commercial mortgage	206	144	47	362
Construction	166	77	23	307

Total commercial real estate loans	372	221	70	669
Commercial lease financing	54	41	18	75

Total commercial loans	696	400	139	1,196
Real estate — residential mortgage	57	45	3	40
Home equity:
Key Community Bank	16	16	4	19

Total Home Equity Loans	16	16	4	19
Consumer other — Key Community Bank	30	30	2	22

Total loans with an allowance recorded	799	491	148	1,277

Total	$1,646	$881	$148	$2,679

At December 31, 2010, we did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status. The following table shows the amount by which loans and loans held for sale that were classified as nonperforming at December 31, 2010 reduced expected interest income.

Year ended December 31,
in millions	2010	2009	2008
Interest income receivable under original terms	$47	$94	$52
Less: Interest income recorded during the year	25	53	36

Net reduction to interest income	$22	$41	$16

For continuing operations, the loans outstanding individually evaluated for impairment totaled $621 million, which had a corresponding allowance of $58 million at December 31, 2010. Loans outstanding collectively evaluated for impairment totaled $49.5 billion, with a corresponding allowance of $1.5 billion at December 31, 2010.

A breakdown of the individual and collective allowance for loan and lease losses and the corresponding loan balances as of December 31, 2010 follows:

	Allowance(a)		Outstanding(a)
	Individually	Collectively		Individually	Collectively
December 31, 2010	Evaluated for	Evaluated for		Evaluated for	Evaluated for
in millions	Impairment	Impairment	Loans	Impairment	Impairment
Commercial, financial and agricultural	$26	$459	$16,441	$148	$16,293
Commercial real estate:
Commercial mortgage	18	398	9,502	248	9,254
Construction	7	138	2,106	211	1,895

Total commercial real estate loans	25	536	11,608	459	11,149
Commercial lease financing	7	168	6,471	12	6,459

Total commercial loans	58	1,163	34,520	619	33,901
Real estate — residential mortgage	—	49	1,844	—	1,844
Home equity:
Key Community Bank	—	120	9,514	2	9,512
Other	—	57	666	—	666

Total home equity loans	—	177	10,180	2	10,178
Consumer other — Key Community Bank	—	57	1,167	—	1,167
Consumer other:
Marine	—	89	2,234	—	2,234
Other	—	11	162	—	162

Total consumer other	—	100	2,396	—	2,396

Total consumer loans	—	383	15,587	2	15,585

Total ALLL — continuing operations	58	1,546	50,107	621	49,486
Discontinued operations	—	114	6,451	—	6,451

Total ALLL — including discontinued operations	$58	$1,660	$56,558	$621	$55,937

(a)	There were no loans acquired with deteriorated credit quality at December 31, 2010.

Our allowance for loan and lease losses decreased by $930 million, or 37%, during the past twelve months. This contraction was associated with the improvement in credit quality of our loan portfolios, which has trended more favorably the past three quarters. Asset quality is improving and has resulted in favorable risk rating migration and a reduction in our general allowance which encompasses the application of historical loss rates to our existing loans with similar risk characteristics and an assessment of factors such as changes in economic conditions and changes in credit policies or underwriting standards. Our delinquency trends improved throughout 2010. We attribute this improvement to a moderate economic outlook, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio.

A summary of the allowance for loan and lease losses at the end of the past three years is presented in the table below:

Year ended December 31,
in millions	2010	2009	2008
Balance at beginning of year — continuing operations	$2,534	$1,629	$1,195

Charge-offs	(1,822)	(2,396)	(1,240)
Recoveries	252	139	109

Net loans charged off	(1,570)	(2,257)	(1,131)
Provision for loan and lease losses from continuing operations	638	3,159	1,537
Allowance related to loans acquired, net	—	—	32
Foreign currency translation adjustment	2	3	(4)

Balance at end of year — continuing operations	$1,604	$2,534	$1,629

The changes in the ALLL by loan category from one year ago are as follows:

	December 31,					December 31,
in millions	2009	Provision		Charge-offs	Recoveries	2010
Commercial, financial and agricultural	$796	$167		$565	$87	$485
Real estate — commercial mortgage	578	168		360	30	416
Real estate — construction	418	63		380	44	145
Commercial lease financing	280	(42)		88	25	175

Total commercial loans	2,072	356		1,393	186	1,221
Real estate-residential mortgage	30	53		36	2	49
Home equity:
Key Community Bank	130	106		123	7	120
Other	78	38		62	3	57

Total home equity loans	208	144		185	10	177
Consumer other — Key Community Bank	73	41		64	7	57
Consumer other:
Marine	140	35		129	43	89
Other	11	11		15	4	11

Total consumer other:	151	46		144	47	100

Total consumer loans	462	284		429	66	383

Total ALLL — continuing operations	2,534	640	(a)	1,822	252	1,604
Discontinued operations	157	78		129	8	114

Total ALLL — including discontinued operations	$2,691	$718		$1,951	$260	$1,718

(a)	Includes $2 million of foreign currency translation adjustment.

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this allowance by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments decreased since 2009 by $48 million to $73 million at December 31, 2010. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 3.35% of loans at the end of 2010 compared to 4.52% at the end of 2009.

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

Year ended December 31,
in millions	2010	2009	2008
Balance at beginning of year	$121	$54	$80
Provision (credit) for losses on lending-related commitments	(48)	67	(26)

Balance at end of year	$73	$121	$54

6. Fair Value Measurements

Fair Value Determination

As defined in the applicable accounting guidance for fair value measurements and disclosures, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants in our principal market. We have established and documented our process for determining the fair values of our assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using valuation models or third-party pricing services. Both of these approaches rely on market-based parameters, when available, such as interest rate yield curves, option volatilities and credit spreads, or unobservable inputs. Unobservable inputs may be based on our judgment, assumptions and estimates related to credit quality, liquidity, interest rates and other relevant inputs.

Valuation adjustments, such as those pertaining to counterparty and our own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value. Credit valuation adjustments are made when market pricing is not indicative of the counterparty’s credit quality.

We make liquidity valuation adjustments to the fair value of certain assets to reflect the uncertainty in the pricing and trading of the instruments when we are unable to observe recent market transactions for identical or similar instruments. Liquidity valuation adjustments are based on the following factors:

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

Additional information regarding our accounting policies for the determination of fair value is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements.”

Qualitative Disclosures of Valuation Techniques

Loans. Most loans recorded as trading account assets are valued based on market spreads for identical assets since they are actively traded. Therefore, these loans are classified as Level 2 because the fair value recorded is based on observable market data.

Securities (trading and available for sale). We own several types of securities, requiring a range of valuation methods:

♦	Securities are classified as Level 1 when quoted market prices are available in an active market for the identical securities. Level 1 instruments include exchange-traded equity securities.

♦	Securities are classified as Level 2 if quoted prices for identical securities are not available, and we determine fair value using pricing models or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate collateralized mortgage obligations. Inputs to the pricing models include actual trade data (i.e. spreads, credit ratings and interest rates) for comparable assets, spread tables, matrices, high-grade scales, option-adjusted spreads and standard inputs, such as yields, broker/dealer quotes, bids and offers.

♦	Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. In such cases, we use internal models based on certain assumptions to determine fair value. Level 3 instruments include certain commercial mortgage-backed securities. Inputs for the Level 3 internal models include expected cash flows from the underlying loans, which take into account expected default and recovery percentages, market research and discount rates commensurate with current market conditions.

Private equity and mezzanine investments. Private equity and mezzanine investments consist of investments in debt and equity securities through our Real Estate Capital line of business. They include direct investments made in a property, as well as indirect investments made in funds that pool assets of many investors to invest in properties. There is not an active market in which to value these investments so we employ other valuation methods.

Direct investments in properties are initially valued based upon the transaction price. The carrying amount is then adjusted based upon the estimated future cash flows associated with the investments. Inputs used in determining future cash flows include the cost of build-out, future selling prices, current market outlook and operating performance of the particular investment. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to use statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. Private equity and mezzanine investments are classified as Level 3 assets since our judgment influences the determination of fair value.

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of the funds and related unfunded commitments at December 31, 2010:

December 31, 2010		Unfunded
in millions	Fair Value	Commitments
INVESTMENT TYPE
Passive funds (a)	$17	$5
Co-managed funds (b)	13	17

Total	$30	$22

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to six years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of four to seven years.

Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors).

When quoted prices are available in an active market for the identical investment, we use the quoted prices in the valuation process, and the related investments are classified as Level 1 assets. However, in most cases, quoted market prices are not available for the identical investment, and we must perform valuations for direct investments based upon other sources and inputs, such as market multiples; historical and forecast earnings before interest, taxation, depreciation and amortization; net debt levels; and investment risk ratings.

Our indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing; these investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. These investments are classified as Level 3 assets since our assumptions influence the overall determination of fair value. The following table presents the fair value of the indirect funds and related unfunded commitments at December 31, 2010:

December 31, 2010		Unfunded
in millions	Fair Value	Commitments
INVESTMENT TYPE
Private equity funds (a)	$518	$199
Hedge funds (b)	8	—

Total	$526	$199

(a)	Consists of buyout, venture capital and fund of funds. These investments can never be redeemed with the investee funds. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to ten years.

(b)	Consists of funds invested in long and short positions of “stressed and distressed” fixed income-oriented securities with the goal of producing attractive risk-adjusted returns. The investments can be redeemed quarterly with 45 days’ notice. However, the fund’s general partners may impose quarterly redemption limits that may delay receipt of requested redemptions.

Derivatives. Exchange-traded derivatives are valued using quoted prices and, therefore, are classified as Level 1 instruments. However, only a few types of derivatives are exchange-traded, so the majority of our derivative positions are valued using internally developed models based on market convention that use observable market inputs, such as interest rate curves, yield curves, LIBOR discount rates and curves, index pricing curves, foreign currency curves and volatility surfaces (the three-dimensional graph of implied volatility against strike price and maturity). These derivative contracts, which are classified as Level 2 instruments, include interest rate swaps, certain options, cross currency swaps and credit default swaps. In addition, we have a few customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, such as bond spreads and asset values, as well as our assumptions, such as loss probabilities and proxy prices.

Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment in the form of a default reserve. The credit component is valued by individual counterparty based on the probability of default, and considers master netting and collateral agreements. The default reserve is considered to be a Level 3 input.

Other assets and liabilities. The value of our repurchase and reverse repurchase agreements, trade date receivables and payables, and short positions is driven by the valuation of the underlying securities. The underlying securities may include equity securities, which are valued using quoted market prices in an active market for identical securities, resulting in a Level 1 classification. If quoted prices for identical securities are not available, fair value is determined by using pricing models or quoted prices of similar securities, resulting in a Level 2 classification. For the interest rate-driven products, such as government bonds, U.S. Treasury bonds and other products backed by the U.S. government, inputs include spreads, credit ratings and interest rates. For the credit-driven products, such as corporate bonds and mortgage-backed securities, inputs include actual trade data for comparable assets, and bids and offers.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009.

December 31, 2010
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$373	—	$373
Trading account assets:
U.S. Treasury, agencies and corporations	—	501	—	501
States and political subdivisions	—	66	—	66
Collateralized mortgage obligations	—	34	—	34
Other mortgage-backed securities	—	137	$1	138
Other securities	$145	69	21	235

Total trading account securities	145	807	22	974
Commercial loans	—	11	—	11

Total trading account assets	145	818	22	985
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8	—	8
States and political subdivisions	—	172	—	172
Collateralized mortgage obligations	—	20,665	—	20,665
Other mortgage-backed securities	—	1,069	—	1,069
Other securities	13	6	—	19

Total securities available for sale	13	21,920	—	21,933
Other investments:
Principal investments:
Direct	—	—	372	372
Indirect	—	—	526	526

Total principal investments	—	—	898	898
Equity and mezzanine investments:
Direct	—	—	20	20
Indirect	—	—	30	30

Total equity and mezzanine investments	—	—	50	50

Total other investments	—	—	948	948
Derivative assets:
Interest rate	—	1,691	75	1,766
Foreign exchange	92	88	—	180
Energy and commodity	—	317	1	318
Credit	—	27	12	39
Equity	—	1	—	1

Derivative assets	92	2,124	88	2,304
Netting adjustments(a)	—	—	—	(1,298)

Total derivative assets	92	2,124	88	1,006
Accrued income and other assets	1	76	—	77

Total assets on a recurring basis at fair value	$251	$25,311	$1,058	$25,322

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold
under repurchase agreements:
Securities sold under repurchase agreements	—	$572	—	$572
Bank notes and other short-term borrowings:
Short positions	—	395	—	395
Derivative liabilities:
Interest rate	—	1,335	—	1,335
Foreign exchange	$82	323	—	405
Energy and commodity	—	335	—	335
Credit	—	30	$1	31
Equity	—	1	—	1

Derivative liabilities	82	2,024	1	2,107
Netting adjustments(a)	—	—	—	(965)

Total derivative liabilities	82	2,024	1	1,142
Accrued expense and other liabilities	—	66	—	66

Total liabilities on a recurring basis at fair value	$82	$3,057	$1	$2,175

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2009
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$285	—	$285
Trading account assets:
U.S. Treasury, agencies and corporations	—	300	—	300
States and political subdivisions	—	122	—	122
Collateralized mortgage obligations	—	24	—	24
Other mortgage-backed securities	—	183	$29	212
Other securities	$100	5	423	528

Total trading account securities	100	634	452	1,186
Commercial loans	—	4	19	23

Total trading account assets	100	638	471	1,209
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8	—	8
States and political subdivisions	—	83	—	83
Collateralized mortgage obligations	—	15,006	—	15,006
Other mortgage-backed securities	—	1,428	—	1,428
Other securities	102	14	—	116

Total securities available for sale	102	16,539	—	16,641
Other investments:
Principal investments:
Direct	—	—	538	538
Indirect	—	—	497	497

Total principal investments	—	—	1,035	1,035
Equity and mezzanine investments:
Direct	—	—	26	26
Indirect	—	—	31	31

Total equity and mezzanine investments	—	—	57	57

Total other investments	—	—	1,092	1,092
Derivative assets:
Interest rate	—	1,927	100	2,027
Foreign exchange	140	140	—	280
Energy and commodity	—	403	—	403
Credit	—	(54)	10	(44)

Derivative assets	140	2,416	110	2,666
Netting adjustments(a)	—	—	—	(1,572)

Total derivative assets	140	2,416	110	1,094
Accrued income and other assets	8	38	—	46

Total assets on a recurring basis at fair value	$350	$19,916	$1,673	$20,367

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold
under repurchase agreements:
Securities sold under repurchase agreements	—	$449	—	$449
Bank notes and other short-term borrowings:
Short positions	$1	276	—	277
Derivative liabilities:
Interest rate	—	1,357	—	1,357
Foreign exchange	123	248	—	371
Energy and commodity	—	426	—	426
Credit	—	48	$2	50

Derivative liabilities	123	2,079	2	2,204
Netting adjustments(a)	—	—	—	(1,192)

Total derivative liabilities	123	2,079	2	1,012
Accrued expense and other liabilities	—	21	—	21

Total liabilities on a recurring basis at fair value	$124	$2,825	$2	$1,759

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following tables show the change in the fair values of our Level 3 financial instruments for the years ended December 31, 2010 and 2009. We mitigate the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following tables. Therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets									Other Investments												Derivative Instruments							(a)
	Other
	Mortgage-															Equity and
	Backed			Other			Commercial			Principal Investments						Mezzanine Investments						Interest			Energy and
in millions	Securities			Securities			Loans			Direct			Indirect			Direct			Indirect			Rate			Commodity			Credit

Balance at December 31, 2008	$67			$758			$31			$479			$505			$103			$47			$15			—			—

Gains (losses) included in earnings	(38)	(b	)	(2)	(b	)	(1)	(b	)	14	(c	)	(22)	(c	)	(95)	(c	)	(11)	(c	)	—	(b	)	$1	(b	)	$(13)	(b	)

Purchases, sales, issuances and settlements	—			(333)			(7)			45			14			16			(3)			—			(1)			19

Net transfers into (out of) Level 3	—			—			(4)			—			—			2			(2)			84			—			3

Balance at December 31, 2009	$29			$423			$19			$538			$497			$26			$31			$99			—			$9

Gains (losses) included in earnings	2	(b	)	(3)	(b	)	(2)	(b	)	(1)	(c	)	67	(c	)	10	(c	)	(7)	(c	)	9	(b	)	(1)	(b	)	(6)	(b	)

Purchases, sales, issuances and settlements	(30)			(399)			(7)			(157)			(38)			(21)			6			(18)			(1)			8

Net transfers into (out of) Level 3	—			—			(11)			(8)			—			6			—			(14)			3			—

Balance at December 31, 2010	$1			$21			$—			$372			$526			$20			$30			$75			$1			$11

Unrealized gains (losses) included in 2009 earnings	$(37)	(b	)	$(2)	(b	)	$(1)	(b	)	$14	(c	)	$(10)	(c	)	$(86)	(c	)	$(5)	(c	)	—	(b	)	$1	(b	)	$(2)	(b	)

Unrealized gains (losses) included in 2010 earnings	$(4)	(b	)	$(3)	(b	)	$2	(b	)	$(22)	(c	)	$47	(c	)	$90	(c	)	$(7)	(c	)	—	(b	)	—	(b	)	—(b )

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investments” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement. Realized and unrealized gains and losses on investments included in accrued income and other assets are reported in “other income” on the income statement.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2010 and 2009:

	2010				2009
December 31,
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$219	$219	—	$3	$679	$682
Loans held for sale(a)	—	—	15	15	—	—	85	85
Operating lease assets	—	—	—	—	—	—	9	9
Goodwill and other intangible assets	—	—	—	—	—	—	—	—
Accrued income and other assets	—	$39	23	62	—	36	118	154

Total assets on a nonrecurring basis at fair value	—	$39	$257	$296	—	$39	$891	$930

(a)	During 2010, we transferred $131 million of commercial and consumer loans from held-for-sale status to the held-to-maturity portfolio at their current fair value.

Impaired loans. We typically adjust the carrying amount of our impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral or the loan’s observable market price. Cash flow analysis considers internally developed inputs, such as discount rates, default rates, costs of foreclosure and changes in real estate values. The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations and assessments provided by third-party appraisers. We perform or reaffirm appraisals of collateral-dependent impaired loans at least annually. Appraisals may occur more frequently if the most recent appraisal does not accurately reflect the current market, the debtor is seriously delinquent or chronically past due, or material deterioration in the performance of the project or condition of the property has occurred. Adjustments to outdated appraisals that result in an appraisal value less than the carrying amount of a collateral-dependent impaired loan are reflected in the allowance for loan and lease losses. Impaired loans with a specifically allocated allowance based on cash flow analysis or the underlying collateral are classified as Level 3 assets, while those with a specifically allocated allowance based on an observable market price that reflects recent sale transactions for similar loans and collateral are classified as Level 2. Current market conditions, including credit risk profiles and decreased real estate values, impacted the inputs used in our internal valuation analysis, resulting in write-downs of impaired loans during 2010.

Loans held for sale and operating lease assets. Through a quarterly analysis of our loan and lease portfolios held for sale, we determined that adjustments were necessary to record some of the portfolios at the lower of cost or fair value in accordance with GAAP. Adjusted loans held for sale portfolios totalled $15 million and $85 million, after adjustment, at December 31, 2010 and 2009, respectively. Current market conditions, including credit risk profiles, liquidity and decreased real estate values, impacted the inputs used in our internal models and other valuation methodologies, resulting in write-downs of these loan and lease portfolios.

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

Valuations of nonperforming commercial mortgage and construction loans are based on current agreements to sell the loans or approved discounted payoffs. If a negotiated value is not available, we use third-party appraisals, adjusted for current market conditions. Since valuations are based on unobservable data, these loans have been classified as Level 3 assets.

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

Goodwill and other intangible assets. On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of the goodwill and other intangible assets assigned to Key Community Bank and Key Corporate Bank. We also perform an annual impairment test for goodwill. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally. Inputs used include market available data, such as industry, historical, and expected growth rates and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified these assets as Level 3. For additional information on the results of recent goodwill impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”).

The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions; therefore, the assets are classified as Level 3. We use various assumptions depending on the type of intangible being valued; our assumptions may include such items as attrition rates, types of customers, revenue streams, prepayment rates, refinancing probabilities and credit defaults. For additional information on the results of other intangible assets impairment testing, see Note 10.

Other assets. OREO and other repossessed properties are valued based on inputs such as appraisals and third-party price opinions, less estimated selling costs. Generally, we classify these assets as Level 3. However, OREO and other repossessed properties for which we receive binding purchase agreements are classified as Level 2. Returned lease inventory is valued based on market data for similar assets and is classified as Level 2. Assets that are acquired through, or in lieu of, loan foreclosures are recorded initially as held for sale at the lower of the loan balance or fair value at the date of foreclosure. After foreclosure, valuations are updated periodically, and current market conditions may require the assets to be marked down further to a new cost basis.

Fair Value Disclosures of Financial Instruments

The carrying amount and fair value of our financial instruments at December 31, 2010 and 2009 are shown in the following table:

	2010		2009
December 31,	Carrying	Fair	Carrying	Fair
in millions	Amount	Value	Amount	Value
ASSETS
Cash and short-term investments (a)	$1,622	$1,622	$2,214	$2,214
Trading account assets (e)	985	985	1,209	1,209
Securities available for sale (e)	21,933	21,933	16,641	16,641
Held-to-maturity securities (b)	17	17	24	24
Other investments (e)	1,358	1,358	1,488	1,488
Loans, net of allowance (c)	48,503	46,140	56,236	49,136
Loans held for sale (e)	467	467	443	443
Mortgage servicing assets (d)	196	284	221	334
Derivative assets (e)	1,006	1,006	1,094	1,094

LIABILITIES
Deposits with no stated maturity (a)	$45,598	$45,598	$40,563	$40,563
Time deposits (d)	15,012	15,502	25,008	25,908
Short-term borrowings (a)	3,196	3,196	2,082	2,082
Long-term debt (d)	10,592	10,611	11,558	10,761
Derivative liabilities (e)	1,142	1,142	1,012	1,012

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of the loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of derivative assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this Note.

We use valuation methods based on exit market prices in accordance with the applicable accounting guidance for fair value measurements. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2010, the fair values of our loan portfolios improved primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change significantly. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, which were consolidated as of January 1, 2010 in accordance with new consolidation accounting guidance, as well as loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans held for sale, both of which are outside the trusts. The fair value of loans held for sale was identical to the aggregate carrying amount of the loans. All of these loans were excluded from the table above as follows:

♦	loans at carrying value, net of allowance, of $3.2 billion ($2.8 billion fair value) at December 31, 2010 and $3.4 billion ($2.5 billion fair value) at December 31, 2009;

♦	loans held for sale of $15 million at December 31, 2010 and $434 million at December 31, 2009; and

♦	loans in the trusts at fair value of $3.1 billion at December 31, 2010.

As discussed above, loans at fair value were not consolidated until January 1, 2010. Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $3.0 billion at fair value, also are excluded from the above table at December 31, 2010. Additional information regarding the consolidation of the education lending securitization trusts is provided in Note 13 (“Acquisition, Divestiture and Discontinued Operations”).

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $1.8 billion at December 31, 2010 and 2009 are included in “Loans, net of allowance” in the above table.

Short-term financial instruments. For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.

7. Securities

The amortized cost, unrealized gains and losses, and approximate fair value of our securities available for sale and held-to-maturity securities are presented in the following table. Gross unrealized gains and losses represent the difference between the amortized cost and the fair value of securities on the balance sheet as of the dates indicated. Accordingly, the amount of these gains and losses may change in the future as market conditions change. For more information about our securities available-for-sale and held-to-maturity securities and the related accounting policies, see Note 1 (“Summary of Significant Accounting Policies”).

	2010				2009
		Gross	Gross			Gross	Gross
December 31,	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE

U.S. Treasury, agencies and corporations	$8	—	—	$8	$8	—	—	$8

States and political subdivisions	170	$2	—	172	81	$2	—	83

Collateralized mortgage obligations	20,344	408	$87	20,665	14,894	187	$75	15,006

Other mortgage-backed securities	998	71	—	1,069	1,351	77	—	1,428

Other securities	15	4	—	19	100	17	1	116

Total securities available for sale	$21,535	$485	$87	$21,933	$16,434	$283	$76	$16,641

HELD-TO-MATURITY SECURITIES

States and political subdivisions	$1	—	—	$1	$3	—	—	$3

Other securities	16	—	—	16	21	—	—	21

Total held-to-maturity securities	$17	—	—	$17	$24	—	—	$24

The following table summarizes our securities available for sale that were in an unrealized loss position as of December 31, 2010 and 2009.

	Duration of Unrealized Loss Position
	Less than 12 Months
			12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
DECEMBER 31, 2010
Securities available for sale:
Collateralized mortgage obligations	$4,028	$87	—	—	$4,028	$87

Total temporarily impaired securities	$4,028	$87	—	—	$4,028	$87

DECEMBER 31, 2009
Securities available for sale:
Collateralized mortgage obligations	$4,988	$75	—	—	$4,988	$75
Other securities	2	—	$4	$1	6	1

Total temporarily impaired securities	$4,990	$75	$4	$1	$4,994	$76

The $87 million of gross unrealized losses at December 31, 2010 relates to 34 fixed-rate collateralized mortgage obligations, which we invested in as part of an overall A/LM strategy. Since these securities have fixed interest rates, their fair value is sensitive to movements in market interest rates. These securities have a weighted-average maturity of 4.0 years at December 31, 2010.

The unrealized losses within each investment category are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments have been reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

Debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended December 31, 2010.

Three months ended December 31, 2010
in millions
Balance at September 30, 2010	$4
Impairment recognized in earnings	—

Balance at December 31, 2010	$4

As a result of adopting new consolidation guidance on January 1, 2010, we have consolidated our education loan securitization trusts. To that end, we have eliminated from our balance sheet the residual interests that we continue to retain in these securitization trusts. Before we consolidated the trusts, we accounted for the residual interests associated with these securitizations as debt securities that we regularly assessed for impairment. These residual interests are no longer assessed for impairment. The consolidated assets and liabilities related to these trusts are included in “discontinued assets” and “discontinued liabilities” on the balance sheet as a result of our decision to exit the education lending business. For more information about this discontinued operation, see Note 13 (“Acquisition, Divestiture and Discontinued Operations”).

Realized gains and losses related to securities available for sale were as follows:

Year ended December 31,
in millions	2010	2009	2008
Realized gains	$19	$129	$37
Realized losses	5	16	39

Net securities gains (losses)	$14	$113	$(2)

At December 31, 2010, securities available for sale and held-to-maturity securities totaling $12.7 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities		Held-to-Maturity
	Available for Sale		Securities
December 31, 2010	Amortized	Fair	Amortized	Fair
in millions	Cost	Value	Cost	Value
Due in one year or less	$542	$557	$1	$1
Due after one through five years	20,772	21,148	16	16
Due after five through ten years	112	118	—	—
Due after ten years	109	110	—	—

Total	$21,535	$21,933	$17	$17

8. Derivatives and Hedging Activities

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

The primary derivatives that we use are interest rate swaps, caps, floors and futures; foreign exchange contracts; energy derivatives; credit derivatives; and equity derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. As further discussed in this Note:

♦	interest rate risk represents the possibility that the EVE or net interest income will be adversely affected by fluctuations in interest rates,
♦	credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms, and
♦	foreign exchange risk is the risk that an exchange rate will adversely affect the fair value of a financial instrument.

Derivative assets and liabilities are recorded at fair value on the balance sheet, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. As a result, we could have derivative contracts with negative fair values included in derivative assets on the balance sheet and contracts with positive fair values included in derivative liabilities.

At December 31, 2010, after taking into account the effects of bilateral collateral and master netting agreements, we had $249 million of derivative assets and $210 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $757 million and derivative liabilities of $932 million that were not designated as hedging instruments.

The recently enacted Dodd-Frank Act may limit the types of derivatives activities that KeyBank and other insured depository institutions may conduct. As a result, our use of one or more of the types of derivatives noted above may change in the future.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives.”

Derivatives Designated in Hedge Relationships

Net interest income and the EVE change in response to changes in interest rates and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. We utilize derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance for derivatives and hedging to minimize interest rate volatility, which then minimizes the volatility of net interest income and the EVE. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.

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

Similarly, we designate certain “receive fixed/pay variable” interest rate swaps as cash flow hedges. These contracts effectively convert certain floating-rate loans into fixed-rate loans to reduce the potential adverse effect of interest rate decreases on future interest income. Again, we receive fixed-rate interest payments in exchange for making variable-rate payments over the lives of the contracts without exchanging the notional amounts. We also designate certain “pay fixed/receive variable” interest rate swaps as cash flow hedges. These swaps convert certain floating-rate debt into fixed-rate debt.

We also use interest rate swaps to hedge the floating-rate debt that funds fixed-rate leases entered into by our Equipment Finance line of business. These swaps are designated as cash flow hedges to mitigate the interest rate mismatch between the fixed-rate lease cash flows and the floating-rate payments on the debt.

The derivatives used for managing foreign currency exchange risk are cross currency swaps. We have outstanding issuances of medium-term notes that are denominated in foreign currencies. The notes are subject to translation risk, which represents the possibility that the fair value of the foreign-denominated debt will change based on movement of the underlying foreign currency spot rate. It is our practice to hedge against potential fair value changes caused by changes in foreign currency exchange rates and interest rates. The hedge converts the notes to a variable-rate U.S. currency-denominated debt, which is designated as a fair value hedge of foreign currency exchange risk.

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. The amount of these contracts at December 31, 2010 was not significant.

Like other financial services institutions, we originate loans and extend credit, both of which expose us to credit risk. We actively manage our overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives. This process entails the use of credit derivatives — primarily credit default swaps. Credit default swaps enable us to transfer to a third party a portion of the credit risk associated with a particular extension of credit, and to manage portfolio concentration and correlation risks. Occasionally, we also provide credit protection to other lenders through the sale of credit default swaps. This objective is accomplished primarily through the use of an investment-grade diversified dealer-traded basket of credit default swaps. These transactions may generate fee income, and diversify and reduce overall portfolio credit risk volatility. Although we use credit default swaps for risk management purposes, they are not treated as hedging instruments as defined by the applicable accounting guidance for derivatives and hedging.

We also enter into derivative contracts for other purposes, including:

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

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross basis as of December 31, 2010 and 2009. The change in the notional amounts of these derivatives by type from December 31, 2009 to December 31, 2010, indicates the volume of our derivative transaction activity during 2010. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	2010			2009
		Fair Value			Fair Value
December 31,	Notional	Derivative	Derivative	Notional	Derivative	Derivative
in millions	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate	$10,586	$458	$17	$18,259	$489	$9
Foreign exchange	1,093	—	240	1,888	78	189

Total	11,679	458	257	20,147	567	198
Derivatives not designated as hedging instruments:
Interest rate	48,344	1,308	1,319	70,017	1,434	1,345
Foreign exchange	5,946	180	164	6,293	206	184
Energy and commodity	1,827	318	335	1,955	403	427
Credit	3,375	39	31	4,538	55	49
Equity	20	1	1	3	1	1

Total	59,512	1,846	1,850	82,806	2,099	2,006
Netting adjustments(a)	—	(1,298)	(965)	N/A	(1,572)	(1,192)

Total derivatives	$71,191	$1,006	$1,142	$102,953	$1,094	$1,012

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During 2010, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of December 31, 2010.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the years ended December 31, 2010 and 2009, and where they are recorded on the income statement.

	Year ended December 31, 2010
		Net Gains			Net Gains
	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on
in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item
Interest rate	Other income	$90	Long-term debt	Other income	$(88)	(a	)
Interest rate	Interest expense – Long-term debt	213
Foreign exchange	Other income	(134)	Long-term debt	Other income	124	(a	)
Foreign exchange	Interest expense – Long-term debt	7	Long-term debt	Interest expense – Long-term debt	(14)	(b	)

Total		$176			$22

	Year Ended December 31, 2009
		Net Gains			Net Gains
	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on
in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item
Interest rate	Other income	$(505)	Long-term debt	Other income	$499	(a	)
Interest rate	Interest expense – Long-term debt	228
Foreign exchange	Other income	41	Long-term debt	Other income	(43)	(a	)
Foreign exchange	Interest expense – Long-term debt	18	Long-term debt	Interest expense – Long-term debt	(45)	(b	)

Total		$(218)			$411

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and is subsequently reclassified into income when the hedged transaction impacts earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During 2010, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of December 31, 2010.

The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the years ended December 31, 2010 and 2009, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Year ended December 31, 2010
			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$42	Interest income – Loans	$209	Other income	—

Interest rate	(18)	Interest expense – Long-term debt	(16)	Other income	—

Interest rate	—	Net gains (losses) from loan securitizations and sales	—	Other income	—

Total	$24		$193		—

	Year ended December 31, 2009
			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$180	Interest income – Loans	$426	Other income	$(1)

Interest rate	30	Interest expense – Long-term debt	(20)	Other income	1

Interest rate	4	Net gains (losses) from loan securitizations and sales	5	Other income	—

Total	$214		$411		—

The after-tax change in AOCI resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2010	of Gains to	December 31,
in millions	2009	Hedging Activity	Net Income	2010
AOCI resulting from cash flow hedges	$114	$15	$(121)	$8

Considering the interest rates, yield curves and notional amounts as of December 31, 2010, we would expect to reclassify an estimated $8 million of net losses on derivative instruments from AOCI to income during the next twelve months. In addition, we expect to reclassify approximately $20 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. The maximum length of time over which we hedge forecasted transactions is eighteen years.

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2010 and 2009, and where they are recorded on the income statement.

Year ended December 31,
in millions	2010	2009
NET GAINS (LOSSES)(a)
Interest rate	$16	$22
Foreign exchange	44	48
Energy and commodity	5	6
Credit	(22)	(34)

Total net gains (losses)	$43	$42

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The collateral netted against derivative assets on the balance sheet totaled $331 million at December 31, 2010, and $381 million at December 31, 2009. The collateral netted against derivative liabilities totaled $2 million at December 31, 2010, and less than $1 million at December 31, 2009.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

December 31,
in millions	2010	2009
Largest gross exposure (derivative asset) to an individual counterparty	$168	$217
Collateral posted by this counterparty	25	21
Derivative liability with this counterparty	275	331
Collateral pledged to this counterparty	141	164
Net exposure after netting adjustments and collateral	9	29

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31,
in millions	2010	2009
Interest rate	$1,134	$1,147
Foreign exchange	104	178
Energy and commodity	84	131
Credit	14	19
Equity	1	—

Derivative assets before collateral	1,337	1,475
Less: Related collateral	331	381

Total derivative assets	$1,006	$1,094

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes and proprietary trading purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At December 31, 2010, after taking into account the effects of bilateral collateral and master netting agreements, we had gross exposure of $854 million to broker-dealers and banks. We had net exposure of $253 million after the application of master netting agreements and collateral; our net exposure to broker-dealers and banks at December 31, 2010, was reduced to $31 million with $222 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by entering into offsetting positions, U.S. Treasuries, Eurodollar futures and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $48 million at December 31, 2010, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2009, the default reserve was $59 million. At December 31, 2010, after taking into account the effects of master netting agreements, we had gross exposure of $1 billion to client counterparties. We had net exposure of $752 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

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

	2010			2009
December 31,
in millions	Purchased	Sold	Net	Purchased	Sold	Net
Single name credit default swaps	$(8)	$9	$1	$5	$(3)	$2
Traded credit default swap indices	—	2	2	2	—	2
Other	5	—	5	(1)	4	3

Total credit derivatives	$(3)	$11	$8	$6	$1	$7

Single name credit default swaps are bilateral contracts whereby the seller agrees, for a premium, to provide protection against the credit risk of a specific entity (referred to as the “reference entity”) in connection with a specific debt obligation. The protected credit risk is related to adverse credit events, such as bankruptcy, failure to make payments, and acceleration or restructuring of obligations, identified in the credit derivative contract. As the seller of a single name credit derivative, we would be required to pay the purchaser the difference between the par value and the market price of the debt obligation (cash settlement) or receive the specified referenced asset in exchange for payment of the par value (physical settlement) if the underlying reference entity experiences a predefined credit event. For a single name credit derivative, the notional amount represents the maximum amount that a seller could be required to pay. In the event that physical settlement occurs and we receive our portion of the related debt obligation, we will join other creditors in the liquidation process, which may result in the recovery of a portion of the amount paid under the credit default swap contract. We also may purchase offsetting credit derivatives for the same reference entity from third parties that will permit us to recover the amount we pay should a credit event occur.

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

The majority of transactions represented by the “other” category shown in the above table are risk participation agreements. In these transactions, the lead participant has a swap agreement with a customer. The lead participant (purchaser of protection) then enters into a risk participation agreement with a counterparty (seller of protection), under which the counterparty receives a fee to accept a portion of the lead participant’s credit risk. If the customer defaults on the swap contract, the counterparty to the risk participation agreement must reimburse the lead participant for the counterparty’s percentage of the positive fair value of the customer swap as of the default date. If the customer swap has a negative fair value, the counterparty has no reimbursement requirements. The notional amount represents the maximum amount that the seller could be required to pay. If the customer defaults on the swap contract and the seller fulfills its payment obligations under the risk participation agreement, the seller is entitled to a pro rata share of the lead participant’s claims against the customer under the terms of the swap agreement.

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2010, and 2009. Except as noted, the payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	2010					2009
		Average	Payment /				Average	Payment /
December 31,	Notional	Term	Performance			Notional	Term	Performance
dollars in millions	Amount	(Years)	Risk			Amount	(Years)	Risk
Single name credit default swaps	$942	2.42	3.93%			$1,140	2.57	4.88%
Traded credit default swap indices	369	3.86	6.68			733	2.71	13.29
Other	48	2.00	Low	(a	)	44	1.94	5.41

Total credit derivatives sold	$1,359	—	—			$1,917	—	—

(a)	The other credit derivatives were not referenced to an entity’s debt obligation. We determined the payment/performance risk based on the probability that we could be required to pay the maximum amount under the credit derivatives. We have determined that the payment/performance risk associated with the other credit derivatives was low (i.e., less than or equal to 30% probability of payment).

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2010, KeyBank’s ratings with Moody’s and S&P were “A3” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there was a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of December 31, 2010, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $1 billion, which includes $584 million in derivative assets and $1.6 billion in derivative liabilities. We had $1 billion in cash and securities collateral posted to cover those positions as of December 31, 2010.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of December 31, 2010 and 2009. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of December 31, 2010, and take into account all collateral already posted. At December 31, 2010, KeyCorp did not have any derivatives in a net liability position that contained credit risk contingent features.

	2010		2009
December 31,
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior
unsecured credit ratings	A3	A-	A2	A-

One rating downgrade	$16	$16	$34	$22
Two rating downgrades	27	27	56	31
Three rating downgrades	32	32	65	36

If KeyBank’s ratings had been downgraded below investment grade as of December 31, 2010, payments of up to $36 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. KeyBank’s long-term senior unsecured credit rating currently is five ratings above investment grade at Moody’s and four ratings above investment grade at S&P.

9. Mortgage Servicing Assets

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

Year ended December 31,
in millions	2010	2009
Balance at beginning of year	$221	$242
Servicing retained from loan sales	10	10
Purchases	12	18
Amortization	(47)	(49)

Balance at end of year	$196	$221

Fair value at end of year	$284	$334

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The primary economic assumptions used to measure the fair value of our mortgage servicing assets at December 31, 2010 and 2009, are:

♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00% to 3.00%;

♦	residual cash flows discount rate of 7.00% to 15.00%; and

♦	value assigned to escrow funds at an interest rate of 2.50% to 7.18%.

Changes in these economic assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. At December 31, 2010, a 1.00% decrease in the value assigned to the escrow deposits would cause a $33 million decrease in the fair value of our mortgage servicing rights; and an increase in the assumed default rate of commercial mortgage loans would cause a $6 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $72 million for 2010, $71 million for 2009 and $68 million for 2008. We have elected to remeasure servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.

On November 1, 2010, Moody’s announced a ratings downgrade for ten large U.S. regional banks, including KeyBank, previously identified as benefiting from systemic support. Ratings for KeyBank’s short-term borrowings, senior long-term debt and subordinated debt were downgraded one notch—from P-1 to P-2, A2 to A3, and A3 to Baa1, respectively. The new ratings have breached minimum thresholds established by Moody’s in connection with the securitizations that Key services, and impact the ability of KeyBank to hold certain escrow deposit balances related to commercial mortgage securitizations serviced by Key and rated by Moody’s. These escrow deposit balances range from $1.50 to $1.85 billion. Since the downgrade, KeyBank has been in discussions with Moody’s regarding an alternative investment vehicle for these funds that would be acceptable to Moody’s and maintain the funds at KeyBank. Subsequent to Moody’s announcement that was publicly issued on January 19, 2011, Moody’s indicated to KeyBank that certain escrow deposits associated with our mortgage servicing operations will be required to be moved to another financial institution which meets the minimum ratings threshold within the first quarter of 2011. As a result of this decision by Moody’s, KeyBank has determined that moving these escrow deposit balances results in an immaterial impairment of these mortgage servicing assets. KeyBank has ample liquidity reserves to offset the loss of these deposits and expects to remain in a strong liquidity position.

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets.”

10. Goodwill and Other Intangible Assets

Goodwill represents the amount by which the cost of net assets acquired in a business combination exceeds their fair value. Other intangible assets are primarily the net present value of future economic benefits to be derived from the purchase of core deposits. Additional information pertaining to our accounting policy for goodwill and other intangible assets is summarized in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Goodwill and Other Intangible Assets.”

Our annual goodwill impairment testing is performed as of October 1 each year. On that date in 2010, we determined that the estimated fair value of the Key Community Bank unit was 18% greater than its carrying amount; in 2009, the excess was 13%. Therefore, no further testing was required. At both dates in 2010 and 2009, we also performed a sensitivity analysis of the estimated fair value of the Key Community Bank unit, which indicated that the fair value continued to exceed the carrying amount under deteriorating assumptions. If actual results and market and economic conditions were to differ from the assumptions and data used in this testing, the estimated fair value of the Key Community Bank unit could change in the future.

In September 2008, we decided to limit new student loans to those backed by government guarantee. As a result, we wrote off $4 million of goodwill during the third quarter of 2008.

Our annual goodwill impairment testing performed as of October 1, 2008, indicated that the estimated fair value of the Key Corporate Bank unit was less than its carrying amount, reflecting unprecedented weakness in the financial markets. As a result, we recorded a $465 million pre-tax impairment charge.

During the first quarter of 2009, our review of impairment indicators prompted additional impairment testing of the carrying amount of the goodwill and other intangible assets assigned to the Key Community Bank and Key Corporate Bank units because, although the estimated fair value of the Key Community Bank unit was greater than its carrying amount, the estimated fair value of the Key Corporate Bank unit was less than its carrying amount, reflecting continued weakness in the financial markets. Based on the results of additional impairment testing, we recorded a $223 million pre-tax impairment charge and wrote off all of the remaining goodwill that had been assigned to the Key Corporate Bank unit.

In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. Accordingly, we have accounted for this business as a discontinued operation. Of the $223 million impairment charge recorded for the Key Corporate Bank unit, $27 million related to the Austin discontinued operation, and has been reclassified to “income (loss) from discontinued operations, net of taxes” on the income statement. See Note 13 (“Acquisition, Divestiture and Discontinued Operations”) for additional information regarding the Austin discontinued operations.

Based on reviews of impairment indicators during the second, third and fourth quarters of 2009, further reviews of goodwill recorded in our Key Community Bank unit were necessary. These supplemental reviews indicated that the estimated fair value of the Key Community Bank unit continued to exceed its carrying amount at June 30, 2009, September 30, 2009, and December 31, 2009. No further impairment testing was required.

Based on our quarterly review of impairment indicators during the first nine months of 2010, we determined that further reviews of goodwill recorded in our Key Community Bank unit were necessary. These reviews indicated the estimated fair value of the Key Community Bank unit continued to exceed its carrying amount at September 30, 2010, June 30, 2010 and March 31, 2010. No further impairment testing was required. Our quarterly review of impairment indicators at December 31, 2010, indicated that no further review was necessary since no indicators were triggered. There has been no goodwill associated with our Key Corporate Bank unit since the first quarter of 2009.

Changes in the carrying amount of goodwill by reporting unit are presented in the following table.

	Key	Key
	Community	Corporate
in millions	Bank	Bank			Total
BALANCE AT DECEMBER 31, 2008	$917	$196	(a	)	$1,113
Impairment losses based on results of interim impairment testing	—	(196)			(196)

BALANCE AT DECEMBER 31, 2009	917	—			917
Impairment losses based on results of interim impairment testing	—	—			—

BALANCE AT DECEMBER 31, 2010	$917	—			$917

(a)	Excludes goodwill in the amount of $25 million at December 31, 2008 related to the discontinued operations of Austin.

Accumulated impairment losses related to the Key Corporate Bank reporting unit totaled $665 million at December 31, 2010 and 2009, and $469 million at December 31, 2008. There were no accumulated impairment losses related to the Key Community Bank unit at December 31, 2010, 2009 and 2008.

As of December 31, 2010, we expected goodwill in the amount of $120 million to be deductible for tax purposes in future periods.

The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization.

	2010		2009
December 31,	Gross Carrying	Accumulated	Gross Carrying	Accumulated
in millions	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$65	$44	$65	$40
Other intangible assets (a)	142	142	154	129

Total	$207	$186	$219	$169

(a)	Gross carrying amount and accumulated amortization excludes $18 million each at December 31, 2010, and $18 million and $17 million at December 31, 2009, respectively, related to the discontinued operations of Austin.

During 2010, customer relationship intangible assets of $15 million were written off against the purchase price to determine our net gain as a result of our sale of Tuition Management Systems in December 2010.

During 2009, we identified a $45 million intangible asset related to vendor relationships in the equipment leasing business that was impaired as a result of our actions to cease conducting business in the commercial vehicle and office equipment leasing markets. As a result, we recorded a $45 million charge to write off this intangible asset.

During 2008, we recorded core deposit intangibles with a fair value of $33 million in conjunction with the purchase of U.S.B. Holding Co., Inc. These core deposit intangibles are being amortized using the economic depletion method over a period of ten years. Additional information pertaining to this acquisition is included in Note 13.

Intangible asset amortization expense was $13 million for 2010, $76 million for 2009 and $29 million for 2008. Estimated amortization expense for intangible assets for each of the next five years is as follows: 2011 — $5 million; 2012 — $4 million; 2013 — $4 million; 2014 — $3 million; and 2015 — $2 million.

11. Variable Interest Entities

A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of the following criteria:

♦	The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.

♦	The entity’s investors lack the power to direct the activities that most significantly impact the entity’s economic performance.

♦	The entity’s equity at risk holders do not have the obligation to absorb losses or the right to receive residual returns.

♦	The voting rights of some investors are not proportional to their economic interests in the entity, and substantially all of the entity’s activities involve, or are conducted on behalf of, investors with disproportionately few voting rights.

Our VIEs are summarized below. We define a “significant interest” in a VIE as a subordinated interest that exposes us to a significant portion, but not the majority, of the VIE’s expected losses or residual returns, even though we do not have the power to direct the activities that most significantly impact the entity’s economic performance.

	Consolidated VIEs		Unconsolidated VIEs
	Total	Total	Total	Total	Maximum
in millions	Assets	Liabilities	Assets	Liabilities	Exposure to Loss
December 31, 2010
LIHTC funds	$91	N/A	$149	—	—
Education loan securitization trusts	3,170	$2,997	N/A	N/A	N/A
LIHTC investments	N/A	N/A	938	—	$462

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds, that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $75 million at December 31, 2010. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.

We have not formed new funds or added LIHTC partnerships since October 2003. However, we continue to act as asset manager and provide occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, we have determined that we are the primary beneficiary of these funds. We recorded additional expenses of approximately $8 million related to this guarantee obligation during 2010. Additional information on return guarantee agreements with LIHTC investors is presented in Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Guarantees.”

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At December 31, 2010, we estimated the settlement value of these third-party interests to be between $59 million and $64 million, while the recorded value, including reserves, totaled $104 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

Education loan securitization trusts. In September 2009, we decided to exit the government-guaranteed education lending business. Therefore, we have accounted for this business as a discontinued operation. In the past, as part of our education lending business model, we originated and securitized education loans. As the transferor, we retained a portion of the risk in the form of a residual interest and also retained the right to service the securitized loans and receive servicing fees. We have not securitized any education loans since 2006.

As a result of adopting the new consolidation accounting guidance issued by the FASB in June 2009, we have consolidated our ten outstanding education loan securitization trusts as of January 1, 2010. We were required to consolidate these trusts because we hold the residual interests and as the master servicer we have the power to direct the activities that most significantly impact the trusts’ economic performance. We elected to consolidate these trusts at fair value. The trust assets can be used only to settle the obligations or securities that the trusts issue; we cannot sell the assets or transfer the liabilities. The security holders or beneficial interest holders do not have recourse to us, and we do not have any liability recorded related to their securities. Additional information regarding the education loan securitization trusts is provided in Note 13 (“Acquisition, Divestiture and Discontinued Operations”) under the heading “Education lending.”

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly impact the economic performance of these entities. At December 31, 2010, assets of these unconsolidated nonguaranteed funds totaled $149 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

LIHTC investments. Through Key Community Bank, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly impact the economic performance of the partnership and have the obligation to absorb expected losses and the right to receive benefits.

At December 31, 2010, assets of these unconsolidated LIHTC operating partnerships totaled approximately $938 million. At December 31, 2010, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $379 million plus $83 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During 2010, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $1.3 billion at December 31, 2010. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 16 under the heading “Return guarantee agreement with LIHTC investors.”

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

12. Income Taxes

Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31,
in millions	2010	2009	2008
Currently payable:
Federal	$127	$(97)	$1,975
State	(21)	(60)	184

Total currently payable	106	(157)	2,159
Deferred:
Federal	51	(806)	(1,526)
State	29	(72)	(196)

Total deferred	80	(878)	(1,722)

Total income tax (benefit) expense (a)	$186	$(1,035)	$437

(a)	Income tax (benefit) expense on securities transactions totaled $5 million in 2010, $42 million in 2009 and ($.8) million in 2008. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These taxes, which are recorded in “noninterest expense” on the income statement, totaled $19 million in 2010, $24 million in 2009 and $21 million in 2008.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet, are as follows:

December 31,
in millions	2010	2009
Provision for loan and lease losses	$701	$1,127
Employee benefits	202	208
Federal credit carryforward	390	235
Net operating loss	71	53
Other	381	448

Total deferred tax assets	1,745	2,071
Leasing income reported using the operating
method for tax purposes	1,033	1,226
Net unrealized securities gains	158	150
Other	124	118

Total deferred tax liabilities	1,315	1,494

Net deferred tax assets (liabilities) (a)	$430	$577

(a)	From continuing operations.

We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity which may undergo significant change. Based on these criteria, and in particular our projections for future taxable income, we currently believe it is more-likely-than-not that we will realize our net deferred tax asset in future periods. However, changes to the evidence used in our assessments could have a material adverse effect on our results of operations in the period in which they occur.

At December 31, 2010, we had a federal net operating loss and a credit carryforward of $129 million and $390 million, respectively. Additionally, we had a state net operating loss carryforward of $764 million. These carryforwards are subject to limitations imposed by tax laws and, if not utilized, will gradually expire through 2030.

The following table shows how our total income tax (benefit) expense and the resulting effective tax rate were derived:

Year ended December 31,	2010		2009		2008
dollars in millions	Amount	Rate	Amount	Rate	Amount	Rate

Income (loss) before income taxes times 35% statutory federal tax rate	$278	35.0%	$(804)	35.0%	$(297)	35.0%
Amortization of tax-advantaged investments	59	7.4	53	(2.3)	40	(4.7)
Amortization of nondeductible intangibles	—	—	38	(1.7)	121	(14.2)
Foreign tax adjustments	24	3.0	9	(.4)	56	(6.6)
Reduced tax rate on lease financing income	6	.8	(16)	.7	290	(34.1)
Tax-exempt interest income	(17)	(2.1)	(17)	.8	(16)	1.9
Corporate-owned life insurance income	(48)	(6.0)	(40)	1.7	(43)	5.0
Increase (decrease) in tax reserves	(6)	(.8)	(53)	2.3	414	(48.7)
State income tax, net of federal tax benefit	5	.6	(86)	3.7	(5)	.6
Tax credits	(117)	(14.7)	(106)	4.6	(102)	12.0
Other	2	.2	(13)	.6	(21)	2.4

Total income tax expense (benefit)	$186	23.4%	$(1,035)	45.0%	$437	(51.4)%

Prior to 2010, we did not provide federal income taxes or non-U.S. withholding taxes on undistributed earnings from our non-U.S. subsidiaries, with the exception of Canada, as these earnings were considered to be indefinitely reinvested overseas. As we consider alternative long-term strategic and liquidity plans, opportunities may arise to repatriate part or all of these earnings in the future. As a result, we have changed our assertion as to indefinitely reinvesting these earnings which total approximately $86 million. Therefore, we have included $32 million in our 2010 income tax expense for any taxes that would be incurred in connection with the repatriation of these earnings, if any.

Liability for Unrecognized Tax Benefits

The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31,
in millions	2010	2009

Balance at beginning of year	$21	$1,632
Increase for other tax positions of prior years	2	1
Decrease under the leveraged lease Settlement Initiative	—	(1,610)
Decrease related to other settlements with taxing authorities	—	(2)

Balance at end of year	$23	$21

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance for income taxes. Any adjustment to unrecognized tax benefits for the interest is recorded in income tax expense. As shown in the above table, during 2009, we decreased the amount of unrecognized tax benefits associated with our leveraged lease transactions by $1.6 billion to reflect the payment of all federal and state income tax liabilities due as a result of the settlement of the leveraged lease issues. The amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was $23 million and $21 million at December 31, 2010 and 2009, respectively. We do not currently anticipate that the amount of unrecognized tax benefits will significantly change over the next twelve months.

As permitted under the applicable accounting guidance for income taxes, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest credits of $12 million in 2010, and $99 million in 2009 respectively and an interest expense of $602 million in 2008. The portion of the respective interest credit or expense attributable to our leveraged lease transactions was $6 million in 2010, $62 million in 2009 and $598 million in 2008. We recovered penalties of $5 million in 2010 and $1 million in 2009. At December 31, 2010, we had an accrued interest payable of $3 million, compared to a receivable of $48 million at December 31, 2009. Our liability for accrued state tax penalties was $20 million and $30 million at December 31, 2010 and 2009, respectively.

We file federal income tax returns, as well as returns in various state and foreign jurisdictions. Currently, the IRS is auditing our income tax returns for the 2007 and 2008 tax years. We are not subject to income tax examinations by other tax authorities for years prior to 2001, except in California and New York. Income tax returns filed in those jurisdictions are subject to examination as far back as 1995 (California) and 2000 (New York).

13. Acquisition, Divestiture and Discontinued Operations

Acquisition

U.S.B. Holding Co., Inc.

On January 1, 2008, we acquired U.S.B. Holding Co., Inc., the holding company for Union State Bank, a 31-branch state-chartered commercial bank headquartered in Orangeburg, New York. U.S.B. Holding Co. had assets of $2.8 billion and deposits of $1.8 billion at the date of acquisition. Under the terms of the agreement, we exchanged 9,895,000 Common Shares, with a value of $348 million, and $194 million in cash for all of the outstanding shares of U.S.B. Holding Co. In connection with the acquisition, we recorded goodwill of approximately $350 million in the Key Community Bank reporting unit. The acquisition expanded our presence in markets both within and contiguous to our current operations in the Hudson Valley.

Divestiture

Tuition Management Systems

On November 21, 2010, we entered into a definitive agreement to sell substantially all of the net assets of the Tuition Management Systems business (TMS) to a wholly-owned subsidiary of Boston-based First Marblehead Corporation, for approximately $47 million in cash. TMS, which is based in Warwick, Rhode Island, provides tuition billing, planning, counseling and payment technology services to approximately 1,200 colleges, universities and elementary and secondary schools in 47 states. The transaction closed on December 31, 2010. We wrote off against the purchase price, to determine the net gain on sale, $15 million of customer relationship intangible assets in conjunction with this transaction.

Discontinued operations

Education lending. In September 2009, we decided to exit the government-guaranteed education lending business. As a result of this decision, we have accounted for this business as a discontinued operation.

The changes in fair value of the assets and liabilities of the education loan securitization trusts (discussed later in this Note) and the interest income and expense from the loans and the securities of the trusts are all recorded as a component of “income (loss) from discontinued operations, net of taxes” on the income statement. These amounts are shown separately in the following table. Gains and losses attributable to changes in fair value are recorded as a component of noninterest income or expense. It is our policy to recognize interest income and expense related to the loans and securities separately from changes in fair value. These amounts are shown as a component of “Net interest income.”

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

Year ended December 31,
in millions	2010	2009	2008

Net interest income	$157	$95	$93
Provision for loan and lease losses	79	126	298

Net interest income (expense) after provision for loan and lease losses	78	(31)	(205)
Noninterest income	(66)	23	2
Noninterest expense	48	59	83

Income (loss) before income taxes	(36)	(67)	(286)
Income taxes	(14)	(25)	(107)

Income (loss) from discontinued operations, net of taxes(a)	$(22)	$(42)	$(179)

(a)	Includes after-tax charges of $58 million for 2010, $59 million for 2009 and $114 million for 2008, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

December 31,
in millions	2010	2009

Securities available for sale	—	$182
Loans at fair value	$3,125	—
Loans, net of unearned income of $1 and $1	3,326	3,523
Less: Allowance for loan and lease losses	114	157

Net loans	6,337	3,366
Loans held for sale	15	434
Accrued income and other assets	169	192

Total assets	$6,521	$4,174

Noninterest-bearing deposits	—	$119
Accrued expense and other liabilities	$31	4
Securities at fair value	2,966	—

Total liabilities	$2,997	$123

In the past, as part of our education lending business model, we originated and securitized education loans. The process of securitization involves taking a pool of loans from our balance sheet and selling them to a bankruptcy remote QSPE, or trust. This trust then issues securities to investors in the capital markets to raise funds to pay for the loans. The interest generated on the loans goes to pay holders of the securities issued. As the transferor, we retain a portion of the risk in the form of a residual interest and also retain the right to service the securitized loans and receive servicing fees.

In June 2009, the FASB issued new consolidation accounting guidance that required us to analyze our existing QSPEs for possible consolidation. We determined that we should consolidate our ten outstanding securitization trusts as of January 1, 2010, since we hold the residual interests and are the master servicer with the power to direct the activities that most significantly impact the economic performance of these trusts.

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts are comprised of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $173 million as of December 31, 2010. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

We elected to consolidate these trusts at fair value when we prospectively adopted this new consolidation guidance. Carrying the assets and liabilities of the trusts at fair value better depicts our economic interest. A cumulative effect adjustment of approximately $45 million, which increased our beginning balance of retained earnings at January 1, 2010, was recorded when the trusts were consolidated. The amount of this cumulative effect adjustment was driven primarily by derecognizing the residual interests and servicing assets related to these trusts and consolidating the assets and liabilities at fair value.

At December 31, 2010, the primary economic assumptions used to measure the fair value of the assets and liabilities of the trusts are shown in the following table. The fair value is determined by calculating the present value of the future expected cash flows; those cash flows are affected by the following assumptions. We rely on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts because observable market data is not available.

December 31, 2010
dollars in millions

Weighted-average life (years)	1.4 - 6.2

PREPAYMENT SPEED ASSUMPTIONS (ANNUAL RATE)	4.00% - 26.00%

EXPECTED CREDIT LOSSES	2.00% - 80.00%

LOAN DISCOUNT RATES (ANNUAL RATE)	4.00% - 10.40%

SECURITY DISCOUNT RATES (ANNUAL RATE)	3.68% - 10.40%

EXPECTED DEFAULTS (STATIC RATE)	3.75% - 40.00%

The following table shows the consolidated trusts’ assets and liabilities at fair value and their related contractual values as of December 31, 2010. At December 31, 2010, loans held by the trusts with unpaid principal balances of $44 million ($41 on a fair value basis) were 90 days or more past due, and loans aggregating $33 million ($30 on a fair value) were in nonaccrual status.

December 31, 2010	Contractual	Fair
in millions	Amount	Value

ASSETS
Loans	$3,402	$3,125
Other assets	45	45

LIABILITIES
Securities	$3,510	$2,966
Other liabilities	31	31

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value on a recurring basis.

December 31, 2010
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Loans	—	—	$3,125	$3,125
Other assets	—	—	45	45

Total assets on a recurring basis at fair value	—	—	$3,170	$3,170

LIABILITIES MEASURED ON A RECURRING BASIS
Securities	—	—	$2,966	$2,966
Other liabilities	—	—	31	31

Total liabilities on a recurring basis at fair value	—	—	$2,997	$2,997

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts for the twelve-month period ended December 31, 2010.

	Trust
	Student	Other	Trust	Other
in millions	Loans	Assets	Securities	Liabilities

Balance at January 1, 2010	$2,639	$47	$2,521	$2
Gains (losses) recognized in earnings(a)	868	—	943	—
Purchases, sales, issuances and settlements	(382)	(2)	(498)	29

Balance at December 31, 2010	$3,125	$45	$2,966	$31

(a)	Gains (losses) on the Trust Student Loans and Trust Securities were driven primarily by fair value adjustments.

Austin Capital Management, Ltd. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of this decision, we have accounted for this business as a discontinued operation.

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

Year ended December 31,
in millions	2010	2009	2008
Noninterest income	$5	$26	$29
Intangible assets impairment	—	27	—
Other noninterest expense	6	8	19

Income (loss) before income taxes	(1)	(9)	10
Income taxes	—	(3)	4

Income (loss) from discontinued operations, net of taxes	$(1)	$(6)	$6

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

December 31,
in millions	2010	2009
Cash and due from banks	$33	$23
Other intangible assets	—	1
Accrued income and other assets	—	10

Total assets	$33	$34

Accrued expense and other liabilities	$1	$1

Total liabilities	$1	$1

Combined discontinued operations. The combined results of the discontinued operations are as follows:

Year ended December 31,
in millions	2010	2009	2008
Net interest income	$157	$95	$93
Provision for loan and lease losses	79	126	298

Net interest income (expense) after provision for loan and lease losses	78	(31)	(205)
Noninterest income	(61)	49	31
Intangible assets impairment	—	27	—
Noninterest expense	54	67	102

Income (loss) before income taxes	(37)	(76)	(276)
Income taxes	(14)	(28)	(103)

Income (loss) from discontinued operations, net of taxes(a)	$(23)	$(48)	$(173)

(a)	Includes after-tax charges of $58 million for 2010, $59 million for 2009, and $114 million for 2008, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

December 31,
in millions	2010	2009
Cash and due from banks	$33	$23
Securities available for sale	—	182
Loans at fair value	3,125	—
Loans, net of unearned income of $1 and $1	3,326	3,523
Less: Allowance for loan and lease losses	114	157

Net loans	6,337	3,366
Loans held for sale	15	434
Other intangible assets	—	1
Accrued income and other assets	169	202

Total assets	$6,554	$4,208

Noninterest-bearing deposits	—	$119
Derivative liabilities	—	—
Accrued expense and other liabilities	$32	—
Securities at fair value	2,966	5

Total liabilities	$2,998	$124

14. Short-Term Borrowings

Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31,
dollars in millions	2010	2009	2008
FEDERAL FUNDS PURCHASED
Balance at year end	$32	$160	$137
Average during the year	118	143	1,312
Maximum month-end balance	1,050	214	3,272
Weighted-average rate during the year	.15%	.16%	2.44%
Weighted-average rate at December 31.14		.11	.74

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$2,013	$1,582	$1,420
Average during the year	1,926	1,475	1,535
Maximum month-end balance	2,305	1,582	1,876
Weighted-average rate during the year	.32%	.32%	1.63%
Weighted-average rate at December 31.29		.32	.83

OTHER SHORT-TERM BORROWINGS
Balance at year end	$1,151	$340	$8,477
Average during the year	545	1,907	5,931
Maximum month-end balance	1,151	5,078	9,747
Weighted-average rate during the year	2.63%	.84%	2.20%
Weighted-average rate at December 31	2.64	3.22	.97

Rates exclude the effects of interest rate swaps and caps, which modify the repricing characteristics of certain short-term borrowings. For more information about such financial instruments, see Note 8 (“Derivatives and Hedging Activities”).

As described below, KeyCorp and KeyBank have a number of programs and facilities that support our short-term financing needs. In addition, certain subsidiaries maintain credit facilities with third parties, which provide alternative sources of funding in light of current market conditions. KeyCorp is the guarantor of some of the third-party facilities.

Bank note program. KeyBank’s note program allows for the issuance of up to $20 billion of notes. These notes may have original maturities from thirty days up to thirty years. During 2010, KeyBank did not issue any notes under this program. At December 31, 2010, $16.5 billion was available for future issuance. Amounts outstanding under this program are classified as “long-term debt” on the balance sheet.

Euro medium-term note program. Under our Euro medium-term note program, KeyCorp and KeyBank may, subject to the completion of certain filings, issue both long- and short-term debt of up to $10 billion in the aggregate ($9 billion by KeyBank and $1 billion by KeyCorp). The notes are offered exclusively to non-U.S. investors, and can be denominated in U.S. dollars or foreign currencies. We did not issue any notes under this program during 2010. At December 31, 2010, $8.9 billion was available for future issuance. Amounts outstanding under this program are classified as “long-term debt” on the balance sheet.

KeyCorp shelf registration, including medium-term note program. In June 2008, KeyCorp filed an updated shelf registration statement with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. During the same month, KeyCorp renewed a medium-term note program that permits KeyCorp to issue notes with original maturities of nine months or more. KeyCorp issued $750 million of medium-term fixed-rate senior notes during 2010. This successful issuance demonstrates our ability to access the wholesale funding markets without an FDIC guarantee. At December 31, 2010, KeyCorp had authorized and available for issuance up to $1.5 billion of additional debt securities under the medium-term note program.

KeyCorp’s Board of Directors also authorized an equity shelf program pursuant to which we conduct “at-the-market” offerings of our Common Shares. This program serves as an available source of liquidity, subject to Board approval for future issuances of Common Shares and under the completion of certain supplemental SEC filings. On May 11, 2009, we commenced a public “at-the-market” offering of up to $750 million in aggregate gross proceeds of Common Shares. We subsequently increased the aggregate gross sales price of the Common Shares to be issued to $1 billion on June 2, 2009, and, on the same date, announced that we had successfully issued all $1 billion and successfully sold the full amount. Altogether, we issued 205,438,975 shares at an average price of $4.87 per share and raised a total of $987 million in net proceeds.

KeyCorp also maintains a shelf registration for the issuance of capital securities or preferred stock, which serves as an additional source of liquidity. At December 31, 2010, KeyCorp had authorized and available for issuance up to $1.3 billion of preferred stock or capital securities.

Commercial paper. KeyCorp has a commercial paper program that provides funding availability of up to $500 million. At December 31, 2010 and 2009, there were no borrowings outstanding under this program.

Other short-term credit facilities. We maintain a large balance in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2010, our unused secured borrowing capacity was $11.3 billion at the Federal Reserve Bank of Cleveland and $4.0 billion at the Federal Home Loan Bank of Cincinnati. Additionally, at December 31, 2010, we maintained a $418 million balance at the Federal Reserve.

15. Long-Term Debt

The following table presents the components of our long-term debt, net of unamortized discounts and adjustments related to hedging with derivative financial instruments.

December 31,
dollars in millions	2010	2009
Senior medium-term notes due through 2015 (a)	$2,193	$1,698
Senior Euro medium-term notes due through 2011 (b)	40	470
1.030% Subordinated notes due 2028 (c)	159	158
6.875% Subordinated notes due 2029 (c)	101	96
7.750% Subordinated notes due 2029 (c)	129	122
5.875% Subordinated notes due 2033 (c)	128	128
6.125% Subordinated notes due 2033 (c)	61	60
5.700% Subordinated notes due 2035 (c)	196	177
7.000% Subordinated notes due 2066 (c)	197	192
6.750% Subordinated notes due 2066 (c)	329	342
8.000% Subordinated notes due 2068 (c)	597	580
9.580% Subordinated notes due 2027 (c)	21	21
3.867% Subordinated notes due 2031 (c)	20	20
3.089% Subordinated notes due 2034 (c)	10	10

Total parent company	4,181	4,074

Senior medium-term notes due through 2039 (d)	1,551	2,065
Senior Euro medium-term notes due through 2013 (e)	1,118	1,483
7.413% Subordinated remarketable notes due 2027 (f)	263	260
7.00% Subordinated notes due 2011 (f)	505	536
7.30% Subordinated notes due 2011 (f)	109	113
5.70% Subordinated notes due 2012 (f)	321	324
5.80% Subordinated notes due 2014 (f)	841	824
4.95% Subordinated notes due 2015 (f)	252	253
5.45% Subordinated notes due 2016 (f)	561	542
5.70% Subordinated notes due 2017 (f)	230	221
4.625% Subordinated notes due 2018 (f)	97	90
6.95% Subordinated notes due 2028 (f)	300	301
Lease financing debt due through 2015 (g)	38	44
Federal Home Loan Bank advances due through 2036 (h)	212	428
Investment Fund Financing due through 2040(i)	13	—

Total subsidiaries	6,411	7,484

Total long-term debt	$10,592	$11,558

We use interest rate swaps and caps, which modify the repricing characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments, see Note 8 (“Derivatives and Hedging Activities”).

(a)	The senior medium-term notes had weighted-average interest rates of 3.77% at December 31, 2010, and 3.34% at December 31, 2009. These notes had a combination of fixed and floating interest rates, and may not be redeemed prior to their maturity dates.

(b)	Senior Euro medium-term notes had weighted-average interest rates of .60% at December 31, 2010, and .47% at December 31, 2009. These notes had a floating interest rate based on the three-month LIBOR and may not be redeemed prior to their maturity dates.

(c)	See Note 17 (“Capital Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.

(d)	Senior medium-term notes had weighted-average interest rates of 3.87% at December 31, 2010, and 3.53% at December 31, 2009. These notes had a combination of fixed and floating interest rates, and may not be redeemed prior to their maturity dates.

(e)	Senior Euro medium-term notes had weighted-average interest rates of .44% at December 31, 2010, and .43% at December 31, 2009. These notes had a combination of fixed and floating interest rates based on LIBOR, and may not be redeemed prior to their maturity dates.

(f)	These notes are all obligations of KeyBank. Only the subordinated remarketable notes due 2027 may be redeemed prior to their maturity dates.

(g)	Lease financing debt had weighted-average interest rates of 5.89% at December 31, 2010, and 6.10% at December 31, 2009. This category of debt consists primarily of nonrecourse debt collateralized by leased equipment under operating, direct financing and sales-type leases.

(h)	Long-term advances from the Federal Home Loan Bank had weighted-average interest rates of 4.08% at December 31, 2010, and 1.94% at December 31, 2009. These advances, which had a combination of fixed and floating interest rates, were secured by real estate loans and securities totaling $335 million at December 31, 2010, and $650 million at December 31, 2009.

(i)	Investment Fund Financing had a weighted-average interest rate of 4.18% at December 31, 2010.

At December 31, 2010, scheduled principal payments on long-term debt were as follows:

in millions	Parent	Subsidiaries	Total
2011	$290	$1,196	$1,486
2012	437	2,313	2,750
2013	769	35	804
2014	—	856	856
2015	737	400	1,137
All subsequent years	1,948	1,611	3,559

16. Commitments, Contingent Liabilities and Guarantees

Obligations under Noncancelable Leases

We are obligated under various noncancelable operating leases for land, buildings and other property, consisting principally of data processing equipment. Rental expense under all operating leases totaled $124 million in 2010, $119 million in 2009 and $121 million in 2008. Minimum future rental payments under noncancelable operating leases at December 31, 2010, are as follows: 2011 — $116 million; 2012 — $107 million; 2013 — $102 million; 2014 — $95 million; 2015 — $88 million; all subsequent years — $314 million.

Commitments to Extend Credit or Funding

Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These agreements generally carry variable rates of interest and have fixed expiration dates or termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan, our aggregate outstanding commitments may significantly exceed our eventual cash outlay.

Loan commitments involve credit risk not reflected on our balance sheet. We mitigate exposure to credit risk with internal controls that guide how we review and approve applications for credit, establish credit limits and, when necessary, demand collateral. In particular, we evaluate the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjust the allowance for credit losses on lending-related commitments. Additional information pertaining to this allowance is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Liability for Credit Losses on Lending-Related Commitments” and Note 5 (“Asset Quality”).

The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments as of December 31, 2010 and 2009. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the outstanding loan.

December 31,
in millions	2010	2009
Loan commitments:
Commercial and other	$18,523	$19,179
Home equity	7,656	7,966
Commercial real estate and construction	1,058	1,712

Total loan commitments	27,237	28,857
When-issued and to be announced securities commitments	177	190
Commercial letters of credit	96	124
Principal investing commitments	200	248
Liabilities of certain limited partnerships and other commitments	44	189

Total loan and other commitments	$27,754	$29,608

Legal Proceedings

Shareholder derivative matter. As previously reported, certain current and former directors and executive officers of KeyCorp, and KeyCorp as a nominal defendant, were named as defendants in four shareholder derivative lawsuits filed, in the third quarter of 2010, in the Cuyahoga County Court of Common Pleas (“Cuyahoga Common Pleas Court”) and the United States District Court for the Northern District of Ohio (“Ohio Federal Court”). The original action, filed in Cuyahoga Common Pleas Court, styled James T. King, Jr., et al., v. Henry L. Meyer III et al. (“King”), alleges that the KeyCorp defendants violated their fiduciary duties, including their duties of candor, good faith and loyalty, and are liable for corporate waste and unjust enrichment in connection with 2009 executive compensation decisions. The complaint seeks unspecified compensatory damages from the KeyCorp defendants, various forms of equitable and/or injunctive relief, and attorneys’ and other professional fees and costs. KeyCorp was also named as a nominal defendant in the lawsuit, but no damages are being sought from it.

In August 2010, three additional shareholder derivative actions were filed in Ohio Federal Court styled: Irving Lassoff, et al., v. KeyCorp, et al. (“Lassoff”); Warren Monday, et al., v. KeyCorp, et al. (“Monday”); and William Kaplan, et al., v. KeyCorp, et al. (“Kaplan”). These actions are similar to King; asserting similar causes of action and seeking similar remedies from certain current and former directors and executive officers of KeyCorp, and also each name KeyCorp as a nominal defendant. Lassoff asserts an additional cause of action based upon an alleged violation of Section 14(a) of the Exchange Act of 1934, as amended, asserting that our proxy statement contained alleged materially false and misleading statements. Monday and Kaplan each assert additional allegations and a cause of action for violation of Section 10(b) of the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder relating to the propriety of our leveraged leasing transactions. Specifically, the Monday and Kaplan plaintiffs challenge our disclosures and accounting for such transactions, and assert that such transactions created unnecessary risk incentives resulting in the payment of excessive compensation. Plaintiffs in Kaplan and Monday seek relief from the individual defendants, on behalf of KeyCorp, including restitution and disgorgement of profits, benefits and compensation; return of executive compensation based upon allegedly materially inaccurate financial statements; reasonable fees and expenses; and an order directing us to reform our corporate governance procedures.

The King and Lassoff cases have been substantively consolidated with each other and are proceeding styled In re: KeyCorp Derivative Litigation in Ohio Federal Court, and the Monday and Kaplan cases have been substantively consolidated with each other and are proceeding styled Warren Monday, et al., v. KeyCorp, et al. As previously reported, KeyCorp’s Board of Directors has appointed two special committees of independent, nonmanagement directors to assess its executive compensation practices and to investigate the allegations made in these matters, and the committees have retained an independent law firm to assist in their investigation.

Taylor litigation. As previously reported, in the third quarter of 2008, KeyCorp and certain of our directors and employees, were named as defendants in two putative class actions filed in the United States District Court for the Northern District of Ohio styled: Taylor v. KeyCorp, et al. (“Taylor”), and Wildes v. KeyCorp, et al. The plaintiffs in these cases seek to represent a class of all participants in our 401(k) Savings Plan and allege that the defendants in the lawsuit breached fiduciary duties owed to them under ERISA. These cases have been substantively consolidated with each other and are proceeding styled Taylor v. KeyCorp, et al. Plaintiffs’ consolidated complaint continues to name certain employees as defendants but no longer names any outside directors. Following briefing and argument on our motion to dismiss for, among other things, failure to make a demand on the board of directors, the Court dismissed Taylor on August 12, 2010. As previously reported, Plaintiffs filed a Notice of Appeal, and we filed a Cross-Appeal, both of which remain pending. Following the Court’s dismissal of Taylor, two putative class action cases with similar allegations and causes of action were filed on September 21, 2010 in the same district court; these actions are styled Anthony Lobasso, et al., v. KeyCorp, et al. (“Lobasso”), and Thomas J. Metyk, et al., v. KeyCorp, et al. (“Metyk”). The Metyk and Lobasso lawsuits were substantively consolidated with each other and are proceeding styled Thomas J. Metyk, et al., v. KeyCorp, et al. We strongly disagree with the allegations asserted against us in these actions, and intend to vigorously defend against them.

Madoff-related claims. As previously reported, Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controlled. The investment losses borne by Austin’s clients stem from investments that Austin made in certain Madoff-advised “hedge” funds. Several lawsuits, including putative class actions and direct actions, and one arbitration proceeding were filed against Austin seeking to recover losses incurred as a result of Madoff’s crimes. The lawsuits and arbitration proceeding allege various claims, including negligence, fraud, breach of fiduciary duties, and violations of federal securities laws and ERISA. As previously reported, the arbitration proceeding remains in abeyance while Austin’s operations are wound down. The lawsuits were consolidated into one action styled In re Austin Capital Management, LTD., Securities & Employee Retirement Income Security Act (ERISA) Litigation.

Although the Madoff and Taylor matters are claims made under the same policy year, based upon the information available to us, including the advice of counsel, we believe that in the event we were to incur any liability for these matters, that it should be covered under the terms and conditions of our insurance policy, subject to a $25 million self-insurance deductible and usual policy exceptions.

In April 2009, we decided to wind down Austin’s operations and have determined that the related exit costs will not be material. Information regarding the Austin discontinued operations is included in Note 13 (“Acquisition, Divestiture and Discontinued Operations”).

Checking Account Overdraft Litigation. KeyBank was named a defendant in the proceeding styled David M. Johnson, individually and on behalf of all others similarly situated v. KeyBank National Association (“Johnson”) filed in the United States District Court for the Western District of Washington. Johnson is a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The complaint alleges that KeyBank unfairly manipulates customer transactions to maximize the number of overdraft charges. The claims asserted against KeyBank include breach of contract and breach of covenant of good faith and fair dealing, common law unconscionability, conversion, unjust enrichment and violation of the Washington Consumer Protection Act. Plaintiffs seek restitution and disgorgement, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the court. The case was transferred and consolidated for purposes of pretrial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida. KeyBank filed a motion to compel arbitration which the court denied. KeyBank subsequently filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit in regard to the denial of the motion. The case is currently stayed as to KeyBank pending the appeal. At this stage of the proceedings it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2010. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 under the heading “Guarantees.”

	Maximum Potential
December 31, 2010	Undiscounted	Liability
in millions	Future Payments	Recorded
Financial guarantees:
Standby letters of credit	$10,249	$67
Recourse agreement with FNMA	736	16
Return guarantee agreement with LIHTC investors	64	58
Written put options (a)	1,843	39
Default guarantees	58	4

Total	$12,950	$184

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2010 is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2010, our standby letters of credit had a remaining weighted-average life of 1.9 years, with remaining actual lives ranging from less than one year to as many as eight years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At December 31, 2010, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 5.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $2.3 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at December 31, 2010. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan. Therefore, any loss incurred could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $58 million at December 31, 2010, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2019, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 11 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At December 31, 2010, our written put options had an average life of 1.3 years. These instruments are considered to be guarantees as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability or an equity security held by the guaranteed party (i.e., the commercial loan client). We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payments by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 8.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: either the risk profile of the debtor should provide an investment return, or we are supporting our underlying investment. The terms of these default guarantees range from less than one year to as many as eight years; some default guarantees do not have a contractual end date. Although no collateral is held, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships.

Liquidity facilities that support asset-backed commercial paper conduits. At December 31, 2010, we had one liquidity facility remaining outstanding with an unconsolidated third-party commercial paper conduit. This liquidity facility, which will expire by May 15, 2013, obligates us to provide aggregate funding of up to $51 million in the event that a credit market disruption or other factors prevent the conduit from issuing commercial paper. The aggregate amount available to be drawn which is based on the amount of the conduit’s current commitments to borrowers totaled $24 million at December 31, 2010. We periodically evaluate our commitment to provide liquidity.

Indemnifications provided in the ordinary course of business. We provide certain indemnifications, primarily through representations and warranties in contracts that we execute in the ordinary course of business in connection with loan sales and other ongoing activities, as well as in connection with purchases and sales of businesses. We maintain reserves, when appropriate, with respect to liability that reasonably could arise as a result of these indemnities.

Intercompany guarantees. KeyCorp and certain of our affiliates are parties to various guarantees that facilitate the ongoing business activities of other affiliates. These business activities encompass issuing debt, assuming certain lease and insurance obligations, purchasing or issuing investments and securities, and engaging in certain leasing transactions involving clients.

17. Capital Securities Issued by Unconsolidated Subsidiaries

We own the outstanding common stock of business trusts formed by us that issued corporation-obligated mandatorily redeemable preferred capital securities. The trusts used the proceeds from the issuance of their capital securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the mandatorily redeemable preferred capital securities.

We unconditionally guarantee the following payments or distributions on behalf of the trusts:

♦	required distributions on the capital securities;

♦	the redemption price when a capital security is redeemed; and

♦	the amounts due if a trust is liquidated or terminated.

Our mandatorily redeemable preferred capital securities provide an attractive source of funds; they currently constitute Tier 1 capital for regulatory reporting purposes, but have the same federal tax advantages as debt.

In 2005, the Federal Reserve adopted a rule that allows BHCs to continue to treat capital securities as Tier 1 capital but imposed stricter quantitative limits that were to take effect March 31, 2009. However, in light of continued stress in the financial markets, the Federal Reserve later delayed the effective date of these new limits until March 31, 2011. We believe this rule will not have any material effect on our financial condition.

The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to BHCs by phasing-out the treatment of capital securities and cumulative preferred securities (excluding TARP CPP preferred stock issued to the United States or its agencies or instrumentalities before October 4, 2010) as Tier 1 eligible capital. This three-year phase-out period, which commences January 1, 2013, ultimately will result in our mandatorily redeemable preferred capital securities being treated only as Tier 2 capital. Generally speaking, these changes take the leverage and risk-based capital requirements that apply to depository institutions and apply them to BHCs, savings and loan companies, and nonbank financial companies identified as systemically important. The Federal Reserve has 180 days from the enactment of the Dodd-Frank Act to issue the relevant regulations. We anticipate that the rulemaking will provide additional clarity to the regulatory capital guidelines applicable to BHCs such as Key.

As of December 31, 2010, the capital securities issued by the KeyCorp and Union State Bank capital trusts represent $1.8 billion or 15% of our Tier 1 capital.

The capital securities, common stock and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount (a)	Stock	Net of Discount (b)	Debentures (c)	Debentures
December 31, 2010
KeyCorp Capital I	$156	$6	$159	1.030%	2028
KeyCorp Capital II	81	4	101	6.875	2029
KeyCorp Capital III	102	4	129	7.750	2029
KeyCorp Capital V	115	4	128	5.875	2033
KeyCorp Capital VI	55	2	61	6.125	2033
KeyCorp Capital VII	164	5	196	5.700	2035
KeyCorp Capital VIII (d)	171	—	197	7.000	2066
KeyCorp Capital IX (d)	331	—	329	6.750	2066
KeyCorp Capital X (d)	572	—	597	8.000	2068
Union State Capital I	20	1	21	9.580	2027
Union State Statutory II	20	—	20	3.867	2031
Union State Statutory IV	10	—	10	3.089	2034

Total	$1,797	$26	$1,948	6.546%	—

December 31, 2009	$1,872	$26	$1,906	6.577%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Certain capital securities include basis adjustments related to fair value hedges totaling $6 million at December 31, 2010 and $81 million at December 31, 2009. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem our debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); July 16, 1999 (for debentures owned by KeyCorp Capital III); July 21, 2008 (for debentures owned by KeyCorp Capital V); December 15, 2008 (for debentures owned by KeyCorp Capital VI); June 15, 2011 (for debentures owned by KeyCorp Capital VIII); December 15, 2011 (for debentures owned by KeyCorp Capital IX); March 15, 2013 (for debentures owned by KeyCorp Capital X); February 1, 2007 (for debentures owned by Union State Capital I); July 31, 2006 (for debentures owned by Union State Statutory II); and April 7, 2009 (for debentures owned by Union State Statutory IV); and (ii) in whole at any time within 90 days after and during the continuation of: a “tax event,” a “capital treatment event”, with respect to KeyCorp Capital V, VI, VII, VIII, IX and X only an “investment company event,” and with respect to KeyCorp Capital X only a “rating agency event” (as each is defined in the applicable indenture). If the debentures purchased by KeyCorp Capital I, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, Union State Capital I or Union State Statutory IV are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. If the debentures purchased by Union State Statutory II are redeemed before July 31, 2011, the redemption price will be 101.50% of the principal amount, plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of debentures includes adjustments related to hedging with financial instruments totaling $131 million at December 31, 2010 and $89 million at December 31, 2009.

(c)	The interest rates for KeyCorp Capital II, KeyCorp Capital III, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, KeyCorp Capital X and Union State Capital I are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The total interest rates are weighted-average rates.

(d)	In connection with each of these issuances of trust preferred securities, KeyCorp entered into a replacement capital covenant (“RCC”). Should KeyCorp redeem or purchase these securities or related subordinated debentures, absent receipt of consent from the holders of the “Covered Debt” or certain limited exceptions, KeyCorp would need to comply with the applicable RCC.

18. Stock-Based Compensation

We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $55 million for 2010, $54 million for 2009 and $49 million for 2008. The total income tax benefit recognized in the income statement for these plans was $21 million for 2010, $20 million for 2009 and $19 million for 2008. Stock-based compensation expense related to awards granted to employees is recorded in “personnel expense” on the income statement; compensation expense related to awards granted to directors is recorded in “other expense.”

Our compensation plans allow us to grant stock options, restricted stock, performance shares, discounted stock purchases and deferred compensation to eligible employees and directors. At December 31, 2010, we had 43,022,983 Common Shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of Key’s Board of Directors, we may not grant options to purchase Common Shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding Common Shares in any rolling three-year period.

Stock Option Plans

Stock options granted to employees generally become exercisable at the rate of 33 1/3% per year beginning one year from their grant date; options expire no later than ten years from their grant date. The exercise price is the average of the high and low price of our common shares on the date of grant, and cannot be less than the fair market value of our Common Shares on the grant date.

We determine the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to determine the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. Because of these differences, the Black-Scholes model does not precisely value an employee stock option, but it is commonly used for this purpose. The model assumes that the estimated fair value of an option is amortized as compensation expense over the option’s vesting period.

The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2010, 2009 and 2008 are shown in the following table.

Year ended December 31,	2010	2009	2008
Average option life	6.1 years	6.0 years	5.9 years
Future dividend yield	.48%	.72%	5.80%
Historical share price volatility	.473	.460	.284
Weighted-average risk-free interest rate	2.2%	3.0%	3.6%

The Compensation and Organization Committee approves all stock option grants. The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2010.

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining Life	Intrinsic
	Options	Per Option	(Years)	Value (a)
Outstanding at December 31, 2009	34,022,946	$24.32
Granted	3,316,348	8.38
Exercised	(79,786)	5.55
Lapsed or canceled	(4,276,585)	22.84

Outstanding at December 31, 2010	32,982,923	$22.97	5.3	$16

Expected to vest	7,840,564	$7.75	8.7	$12

Exercisable at December 31, 2010	24,455,277	$28.28	4.1	$3

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant-date fair value of options was $3.71 for options granted during 2010, $2.37 for options granted during 2009 and $1.78 for options granted during 2008. During 2010, 79,786 stock options were exercised. No options were exercised during 2009. The aggregate intrinsic value of exercised options for 2010 and 2008 was $.2 million and $2 million, respectively. As of December 31, 2010, unrecognized compensation cost related to nonvested options expected to vest under the plans totaled $9 million. We expect to recognize this cost over a weighted-average period of 2.2 years.

Cash received from options exercised for 2010 and 2008 was $.4 million and $6 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $.1 million for 2010 and $.3 million for 2008.

Long-Term Incentive Compensation Program

Our Long-Term Incentive Compensation Program rewards senior executives critical to our long-term financial success; and covers three-year performance cycles, with a new cycle beginning each year. Awards are granted in a variety of forms:

♦	deferred cash payments;

♦	time-lapsed restricted stock, which generally vests after the end of the three-year cycle for which it was granted;

♦	performance-based restricted stock, which will not vest unless Key attains defined performance levels; and

♦	performance shares payable in stock, which will not vest unless Key attains defined performance levels.

During 2010 and 2009, we did not pay cash awards in connection with vested performance shares. During 2008, we paid cash awards in connection with vested performance shares of $1 million.

The following table summarizes activity and pricing information for the nonvested shares in the Long-Term Incentive Compensation Program for the year ended December 31, 2010.

			Vesting Contingent on
	Vesting Contingent on		Performance and
	Service Conditions		Service Conditions
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Nonvested	Grant-Date	Nonvested	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2009	566,801	$25.45	5,442,240	$10.78
Granted	1,313,202	6.74	—	—
Vested	(171,845)	38.25	—	—
Forfeited	(114,054)	11.22	(3,550,064)	11.84

Outstanding at December 31, 2010	1,594,104	$10.32	1,892,176	$8.76

The compensation cost of time-lapsed and performance-based restricted stock awards granted under the Program is calculated using the closing trading price of our common shares on the grant date.

Unlike time-lapsed and performance-based restricted stock, performance shares payable in stock and those payable in cash for exceeding targeted performance do not pay dividends during the vesting period. Consequently, the fair value of these awards is calculated by reducing the share price at the date of grant by the present value of estimated future dividends forgone during the vesting period, discounted at an appropriate risk-free interest rate.

The weighted-average grant-date fair value of awards granted under this program was $6.74 during 2010, $6.56 during 2009 and $22.81 during 2008. As of December 31, 2010, unrecognized compensation cost related to nonvested shares expected to vest under the Program totaled $8 million. We expect to recognize this cost over a weighted-average period of 1.8 years. The total fair value of shares vested was $7 million during 2010, $2 million during 2009 and $9 million during 2008.

Other Restricted Stock Awards

We also may grant, upon approval by the Compensation and Organization Committee, other time-lapsed restricted stock awards under various programs to recognize outstanding performance. At December 31, 2010, the majority of the nonvested shares shown in the table below relate to February 2010, March 2009 and July 2008 grants of time-lapsed restricted stock to qualifying executives and 3,570,078 grants to certain other employees identified as high performers. These awards generally vest after three years of service.

The following table summarizes activity and pricing information for the nonvested shares granted under these restricted stock awards for the year ended December 31, 2010.

	Number of	Weighted-Average
	Nonvested	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2009	5,102,537	$12.76
Granted	1,946,329	6.96
Vested	(1,070,484)	21.12
Forfeited	(516,527)	9.87

Outstanding at December 31, 2010	5,461,855	$9.06

The weighted-average grant-date fair value of awards granted was $6.96 during 2010, $6.44 during 2009 and $13.62 during 2008. As of December 31, 2010, unrecognized compensation cost related to nonvested restricted stock expected to vest under these special awards totaled $17 million. We expect to recognize this cost over a weighted-average period of 1.5 years. The total fair value of restricted stock vested was $23 million during 2010, $3 million during 2009, and $2 million during 2008.

Deferred Compensation Plans

Our deferred compensation arrangements include voluntary and mandatory deferral programs for Common Shares awarded to certain employees and directors. Mandatory deferred incentive awards, together with a 15% employer matching contribution, vest at the rate of 33 1/3% per year beginning one year after the deferral date. Deferrals under the voluntary programs are immediately vested, except for any employer match, which generally will vest after three years of service. The voluntary deferral programs provide an employer match ranging from 6% to 15% of the deferral.

Several of our deferred compensation arrangements allow participants to redirect deferrals from Common Shares into other investments that provide for distributions payable in cash. We account for these participant-directed deferred compensation arrangements as stock-based liabilities and re-measure the related compensation cost based on the most recent fair value of our Common Shares. The compensation cost of all other nonparticipant-directed deferrals is measured based on the average of the high and low trading price of our Common Shares on the deferral date. We did not pay any stock-based liabilities during 2010, 2009 or 2008.

The following table summarizes activity and pricing information for the nonvested shares in our deferred compensation plans for the year ended December 31, 2010.

	Number of	Weighted-Average
	Nonvested	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2009	701,666	$18.32
Granted	886,739	7.93
Dividend equivalents	16,895	8.02
Vested	(687,611)	18.46
Forfeited	(26,750)	8.61

Outstanding at December 31, 2010	890,939	$8.00

The weighted-average grant-date fair value of awards granted was $7.93 during 2010, $6.83 during 2009 and $12.01 during 2008. As of December 31, 2010, unrecognized compensation cost related to nonvested shares expected to vest under our deferred compensation plans totaled $3 million. We expect to recognize this cost over a weighted-average period of 1.9 years. The total fair value of shares vested was $6 million during 2010, $6 million during 2009 and $15 million during 2008. Dividend equivalents presented in the preceding table represent the value of dividends accumulated during the vesting period.

Discounted Stock Purchase Plan

Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our Common Shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we acquire shares on the open market on or around the fifteenth day of the month following the month employee payments are received. We issued 241,445 shares at a weighted-average cost of $7.69 during 2010, 371,417 shares at a weighted-average cost of $6.31 during 2009 and 337,544 shares at a weighted-average cost of $13.77 during 2008.

Information pertaining to our method of accounting for stock-based compensation is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Stock-Based Compensation.”

19. Employee Benefits

In accordance with the applicable accounting guidance for defined benefit and other postretirement plans, we measure plan assets and liabilities as of the end of the fiscal year.

Pension Plans

Effective December 31, 2009, we amended our pension plans to freeze all benefit accruals and close the plans to new employees. We will continue to credit participants’ existing account balances for interest until they receive their plan benefits. We changed certain pension plan assumptions as a result of freezing the pension plans.

Pre-tax AOCI not yet recognized as net pension cost was $525 million at December 31, 2010, and $483 million at December 31, 2009, consisting entirely of net unrecognized losses. During 2011, we expect to recognize $11 million of net unrecognized losses in pre-tax AOCI as net pension cost.

The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31,
in millions	2010	2009	2008
Service cost of benefits earned	—	$50	$52
Interest cost on PBO	$60	58	64
Expected return on plan assets	(72)	(65)	(93)
Amortization of prior service cost	—	1	1
Amortization of losses	12	42	13
Curtailment loss (gain)	—	5	—

Net pension cost	—	$91	$37

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Prior service cost due to curtailment	—	$(5)	—
Net loss (gain)	$54	28	$397
Prior service cost (benefit)	—	(1)	(1)
Amortization of losses	(12)	(42)	(13)

Total recognized in comprehensive income	$42	$(20)	$383

Total recognized in net pension cost and
comprehensive income	$42	$71	$420

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2010 and 2009.

The following table summarizes changes in the PBO related to our pension plans.

Year ended December 31,
in millions	2010	2009
PBO at beginning of year	$1,202	$1,066
Service cost	—	50
Interest cost	60	58
Actuarial losses (gains)	79	120
Benefit payments	(91)	(92)

PBO at end of year	$1,250	$1,202

The following table summarizes changes in the FVA.

Year ended December 31,
in millions	2010	2009
FVA at beginning of year	$839	$761
Actual return on plan assets	96	158
Employer contributions	70	12
Benefit payments	(91)	(92)

FVA at end of year	$914	$839

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2010 and 2009.

December 31,
in millions	2010	2009
Funded status (a)	$(336)	$(363)

Net prepaid pension cost recognized consists of:
Current liabilities	$(14)	$(13)
Noncurrent liabilities	(322)	(350)

Net prepaid pension cost recognized (b)	$(336)	$(363)

(a)	The shortage of the FVA under the PBO.

(b)	Represents the accrued benefit liability of the pension plans.

At December 31, 2010, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2011. However, we expect to make discretionary contributions of $100 million during 2011.

At December 31, 2010, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2011 — $110 million; 2012 — $107 million; 2013 — $103 million; 2014 — $98 million; 2015 — $94 million; and $429 million in the aggregate from 2016 through 2020.

The ABO for all of our pension plans was $1.2 billion at December 31, 2010 and 2009. As indicated in the table below, all of our plans had an ABO in excess of plan assets as follows:

December 31,
in millions	2010	2009
PBO	$1,250	$1,202
ABO	1,248	1,200
Fair value of plan assets	914	839

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2010	2009
Discount rate	4.75%	5.25%
Compensation increase rate	N/A	4.00

To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2010	2009	2008
Discount rate	5.25%	5.75%	6.00%
Compensation increase rate	N/A	4.00	4.64
Expected return on plan assets	8.25	8.25	8.75

We estimate that we will recognize a $13 million credit in net pension cost for 2011, compared to zero for 2010 and a $91 million expense for 2009. Costs will continue to decline in 2011 as plan assets increase due to our contributions and assumed market-related gains. Costs declined in 2010 primarily because we amended all pension plans to freeze benefits effective December 31, 2009, and as a result changed certain pension plan assumptions. The increase in 2009 cost was due primarily to a rise in the amortization of losses. Those losses stemmed largely from a decrease in the value of plan assets in 2008 due to steep declines in the capital markets, particularly the equity markets, coupled with a 50 basis point decrease in the assumed expected return on assets.

We determine the expected return on plan assets using a calculated market-related value of plan assets that smoothes what might otherwise be significant year-to-year volatility in net pension cost. Changes in the value of plan assets are not recognized in the year they occur. Rather, they are combined with any other cumulative unrecognized asset- and obligation-related gains and losses, and are reflected evenly in the market-related value during the five years after they occur as long as the market-related value does not vary more than 10% from the plan’s FVA.

We estimate that a 25 basis point increase or decrease in the expected return on plan assets would either decrease or increase, respectively, our net pension cost for 2011 by approximately $3 million. Pension cost is also affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2011 by approximately $1 million.

We determine the assumed discount rate based on the rate of return on a hypothetical portfolio of high quality corporate bonds with interest rates and maturities that provide the necessary cash flows to pay benefits when due.

The expected return on plan assets is determined by considering a number of factors, the most significant of which are:

♦	Our expectations for returns on plan assets over the long term, weighted for the investment mix of the assets. These expectations consider, among other factors, historical capital market returns of equity, fixed income, convertible and other securities, and forecasted returns that are modeled under various economic scenarios.

♦	Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 8.25% for 2010 and 2009, compared to 8.75% for 2008. However, as part of an annual reassessment of current and expected future capital market returns, we deemed a rate of 7.75% to be more appropriate in estimating 2011 pension cost. This change will increase 2011 net pension cost by approximately $5 million.

The investment objectives of the pension funds are developed to reflect the characteristics of the plans, such as pension formulas and cash lump sum distribution features, and the liability profiles created by the plans’ participants. An executive oversight committee reviews the plans’ investment performance at least quarterly, and compares performance against appropriate market indices. The pension funds’ investment objectives are to achieve an annualized rate of return equal to or greater than our expected return on plan assets over ten to twenty-year periods; to realize annual and three- and five-year annualized rates of return consistent with specific market benchmarks at the individual asset class level; and to maximize ten to twenty-year annualized rates of return while maintaining prudent levels of risk, consistent with our asset allocation policy. The following table shows the asset target allocations prescribed by the pension funds’ investment policies.

Target
Allocation
Asset Class	2010
Equity securities	55%
Fixed income securities	25
Convertible securities	5
Other assets	15

Total	100%

Equity securities include common stocks of domestic and foreign companies, as well as foreign company stocks traded as American Depositary Shares on U.S. stock exchanges. Fixed income securities include investments in domestic- and foreign-issued corporate bonds, U.S. government and agency bonds, international government bonds, and mutual funds. Convertible securities include investments in convertible bonds. Other assets include deposits under insurance company contracts and an investment in a multi-manager, multi-strategy investment fund.

Although the pension funds’ investment policies conditionally permit the use of derivative contracts, we have not entered into any such contracts, and we do not expect to employ such contracts in the future.

The valuation methodologies used to measure the fair value of pension plan assets vary depending on the type of asset, as described below. For an explanation of the fair value hierarchy, see Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements.”

Equity securities. Equity securities traded on securities exchanges are valued at the closing price on the exchange or system where the security is principally traded. These securities are classified as Level 1 since quoted prices for identical securities in active markets are available.

Debt securities. Substantially all debt securities are investment grade and include domestic- and foreign-issued corporate bonds and U.S. government and agency bonds. These securities are valued using evaluated prices provided by Interactive Data, a third-party valuation service. Because the evaluated prices are based on observable inputs, such as dealer quotes, available trade information, spreads, bids and offers, prepayment speeds, U.S. Treasury curves and interest rate movements, securities in this category are classified as Level 2.

Mutual funds. Investments in mutual funds are valued at their closing net asset values. Exchange-traded mutual funds are valued at the closing price on the exchange or system where the security is principally traded. These securities generally are classified as Level 1 since quoted prices for identical securities in active markets are available.

Common trust funds. Investments in common trust funds are valued at their closing net asset values. Because net asset values are based primarily on observable inputs, most notably quoted prices of similar assets, these investments are classified as Level 2.

Insurance company contracts. Deposits under insurance company contracts are valued by the insurance companies. Because these valuations are determined using a significant number of unobservable inputs, these investments are classified as Level 3.

Multi-strategy investment funds. Investments in investment funds are valued by the investment managers of the funds based on the fair value of a fund’s underlying investments. Because this valuation is determined using a significant number of unobservable inputs, investments in investment funds are classified as Level 3.

The following tables show the fair values of our pension plan assets by asset category at December 31, 2010 and 2009.

December 31, 2010
in millions	Level 1	Level 2	Level 3	Total
ASSET CATEGORY
Equity securities:
U.S.	$376	—	—	$376
International	42	—	—	42
Emerging markets	1	—	—	1
Fixed income securities:
Corporate bonds — U.S.	—	$58	—	58
Corporate bonds — International	—	5	—	5
U.S. government and agency	—	75	—	75
Government bonds — International	—	2	—	2
Convertible bonds — U.S.	—	2	—	2
Mutual funds:
International equity	133	—	—	133
U.S. government and agency	53	—	—	53
Common trust funds:
U.S. equity	—	27	—	27
Fixed income securities	—	11	—	11
Convertible securities	—	45	—	45
Short-term investments	—	43	—	43
Emerging markets	—	24	—	24
Insurance company contracts	—	—	$11	11
Multi-strategy investment funds	—	—	6	6

Total net assets at fair value	$605	$292	$17	$914

December 31, 2009
in millions	Level 1	Level 2	Level 3	Total
ASSET CATEGORY
Equity securities:
U.S.	$374	—	—	$374
International	55	—	—	55
Fixed income securities:
Corporate bonds — U.S.	—	$55	—	55
Corporate bonds — International	—	5	—	5
U.S. government and agency	—	46	—	46
Mutual funds:
U.S. equity	1	—	—	1
International equity	81	1	—	82
U.S. government and agency	50	—	—	50
Common trust funds:
U.S. equity	—	24	—	24
Fixed income securities	—	14	—	14
Convertible securities	—	66	—	66
Short-term investments	—	30	—	30
Insurance company contracts	—	—	$11	11
Multi-strategy investment funds	—	—	26	26

Total net assets at fair value	$561	$241	$37	$839

The following table shows the changes in the fair values of our Level 3 plan assets for the years ended December 31, 2010 and 2009.

		Multi-
	Insurance	Strategy
	Company	Investment
in millions	Contracts	Funds	Total
Balance at December 31, 2008	$10	$43	$53
Actual return on plan assets:
Relating to assets held at reporting date	1	7	8
Relating to assets sold during the period	—	(2)	(2)
Purchases, sales and settlements, net	—	(22)	(22)

Balance at December 31, 2009	$11	$26	$37
Purchases, sales and settlements, net	—	(20)	(20)

Balance at December 31, 2010	$11	$6	$17

Other Postretirement Benefit Plans

We sponsor a contributory postretirement healthcare plan that covers substantially all active and retired employees hired before 2001 who meet certain eligibility criteria. Retirees’ contributions are adjusted annually to reflect certain cost-sharing provisions and benefit limitations. We also sponsor a death benefit plan covering certain grandfathered employees; the plan is noncontributory. We use separate VEBA trusts to fund the healthcare plan and the death benefit plan.

The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,
in millions	2010	2009
Net unrecognized losses (gains)	—	$(1)
Net unrecognized prior service benefit	$(9)	(10)

Total unrecognized AOCI	$(9)	$(11)

During 2011, we expect to recognize $1 million of pre-tax AOCI resulting from prior service benefits as a reduction of other postretirement benefit cost.

The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,
in millions	2010	2009	2008
Service cost of benefits earned	$1	$1	$1
Interest cost on APBO	3	4	4
Expected return on plan assets	(3)	(3)	(5)
Amortization of unrecognized:
Prior service benefit	(1)	(1)	(1)
Cumulative net gains	—	—	(2)

Net postretirement (benefit) cost	—	$1	$(3)

Other changes in plan assets and benefit obligations
recognized in OCI:
Net (gain) loss	$1	$(4)	$29
Prior service (benefit) cost	—	2	(34)
Amortization of prior service cost	1	1	1
Amortization of losses	—	—	2
Amortization of unrecognized transition obligation	—	—	(1)

Total recognized in comprehensive income	$2	$(1)	$(3)

Total recognized in net postretirement (benefit) cost and comprehensive income	$2	—	$(6)

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2010 and 2009.

The following table summarizes changes in the APBO.

Year ended December 31,
in millions	2010	2009
APBO at beginning of year	$72	$69
Service cost	1	1
Interest cost	3	4
Plan participants’ contributions	5	8
Actuarial losses (gains)	5	5
Benefit payments	(11)	(17)
Plan amendment	—	2

APBO at end of year	$75	$72

The following table summarizes changes in FVA.

Year ended December 31,
in millions	2010	2009
FVA at beginning of year	$58	$45
Employer contributions	1	3
Plan participants’contributions	5	17
Benefit payments	(11)	(19)
Actual return on plan assets	8	12

FVA at end of year	$61	$58

The following table summarizes the funded status of the postretirement plans, which equals the amounts recognized in the balance sheets at December 31, 2010 and 2009.

December 31,
in millions	2010	2009
Funded status (a)	$(14)	$(14)
Accrued postretirement benefit cost recognized (b)	(14)	(14)

(a)	The shortage of the FVA under the APBO.

(b)	Consists entirely of noncurrent liabilities.

There are no regulations that require contributions to the VEBA trusts that fund some of our benefit plans. Consequently, there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trusts, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2011, if any, will be minimal.

At December 31, 2010, we expect to pay the benefits from all funded and unfunded other postretirement plans as follows: 2011 — $6 million; 2012 — $6 million; 2013 — $6 million; 2014 — $6 million; 2015 — $6 million; and $28 million in the aggregate from 2016 through 2020.

To determine the APBO, we assumed weighted-average discount rates of 4.75% at December 31, 2010 and 5.25% at December 31, 2009.

To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2010	2009	2008
Discount rate	5.25%	5.75%	6.00%
Expected return on plan assets	5.46	5.48	5.66

The realized net investment income for the postretirement healthcare plan VEBA trust is subject to federal income taxes, which are reflected in the weighted-average expected return on plan assets shown above.

Our assumptions regarding healthcare cost trend rates are as follows:

December 31,	2010	2009
Healthcare cost trend rate assumed for the next year:
Under age 65	8.00%	8.00%
Age 65 and over	N/A	8.00
Rate to which the cost trend rate is assumed to decline	5.00	5.00
Year that the rate reaches the ultimate trend rate	2019	2018

Increasing or decreasing the assumed healthcare cost trend rate by one percentage point each future year would not have a material impact on net postretirement benefit cost or obligations since the postretirement plans have cost-sharing provisions and benefit limitations.

We estimate that our net postretirement benefit cost for 2011 will amount to less than $1 million, compared to a cost of less than $1 million for 2010 and $1 million for 2009.

We estimate the expected returns on plan assets for VEBA trusts much the same way we estimate returns on our pension funds. The primary investment objectives of the VEBA trusts are to obtain a market rate of return and to diversify the portfolios so they can satisfy the trusts’ anticipated liquidity requirements. The following table shows the asset target allocation ranges prescribed by the trusts’ investment policies.

Target Allocation
Range
Asset Class	2010
Equity securities	70 - 90%
Fixed income securities	0 - 10
Convertible securities	0 - 10
Cash equivalents and other assets	10 - 30

Investments consist of common trust funds that invest in underlying assets in accordance with the asset target allocation ranges shown above. These investments are valued at their closing net asset value. Because net asset values are based primarily on observable inputs, most notably quoted prices for similar assets, these investments are classified as Level 2.

Although the VEBA trusts’ investment policies conditionally permit the use of derivative contracts, we have not entered into any such contracts, and we do not expect to employ such contracts in the future.

The following tables show the fair values of our postretirement plan assets by asset category at December 31, 2010 and 2009.

December 31, 2010
in millions	Level 1	Level 2	Level 3	Total
ASSET CATEGORY
Common trust funds:
U.S. equities	—	$45	—	$45
International equities	—	9	—	9
Convertible securities	—	4	—	4
Short-term investments	—	2	—	2
Fixed income	—	1	—	1

Total net assets at fair value	—	$61	—	$61

December 31, 2009
in millions	Level 1	Level 2	Level 3	Total
ASSET CATEGORY
Common trust funds:
U.S. equities	—	$42	—	$42
International equities	—	7	—	7
Convertible securities	—	3	—	3
Short-term investments	—	6	—	6

Total net assets at fair value	—	$58	—	$58

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer “actuarially equivalent” prescription drug coverage to retirees. Based on our application of the relevant regulatory formula, we expect that the prescription drug coverage related to our retiree healthcare benefit plan will not be actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2010, 2009, and 2008, these subsidies did not have a material effect on our APBO and net postretirement benefit cost.

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

Employee 401(k) Savings Plan

A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 25% of eligible compensation, with up to 6% being eligible for matching contributions in the form of KeyCorp Common Shares. The plan also permits us to distribute a discretionary profit-sharing component, which was 3% for 2010 for eligible employees as of December 31, 2010. We also maintain a deferred savings plan that provides certain employees with benefits that they otherwise would not have been eligible to receive under the qualified plan because of IRS contribution limits. Total expense associated with the above plans was $75 million in 2010, $44 million in 2009, and $51 million in 2008. We have committed to a 3% profit-sharing allocation for 2011 for eligible employees as of December 31, 2011.

20. Shareholders’ Equity

Cumulative Effect Adjustment (after-tax)

Effective January 1, 2010, we adopted new consolidation accounting guidance. As a result of adopting this new guidance, we consolidated our education loan securitization trusts (classified as discontinued assets and liabilities). That consolidation added $2.8 billion in assets, liabilities and equity to our balance sheet and resulted in a cumulative effect adjustment (after-tax) of $45 million to beginning retained earnings on January 1, 2010. Additional information regarding this new accounting guidance and the consolidation of these education loan securitization trusts is provided in Note 1 (“Summary of Significant Accounting Policies”) and Note 13 (“Acquisition, Divestiture and Discontinued Operations”).

We did not undertake any new capital generating activities during 2010. Note 15 (“Shareholders’ Equity”) on page 107 of our 2009 Annual Report to Shareholders provides information regarding our capital generating activities in 2009.

Common Stock Warrant

During 2008, in conjunction with our participation in the CPP, we granted a warrant to purchase 35,244,361 common shares to the U.S. Treasury, which we recorded at a fair value of $87 million. The warrant gives the U.S. Treasury the option to purchase common shares at an exercise price of $10.64 per share. The warrant has a term of ten years, is immediately exercisable, in whole or in part, and is transferable. The U.S. Treasury has agreed not to exercise voting power with respect to any Common Shares we issue upon exercise of the Warrant.

Capital Adequacy

KeyCorp and KeyBank must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities are evaluated, and could make clients and potential investors less confident. As of December 31, 2010, KeyCorp and KeyBank met all regulatory capital requirements.

Federal banking regulators apply certain capital ratios to assign FDIC-insured depository institutions to one of five categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” KeyCorp’s affiliate bank, KeyBank, qualified as “well capitalized” at December 31, 2010, since it exceeded the prescribed threshold ratios of 10.00% for total risk-based capital, 6.00% for Tier 1 risk-based capital, and 5.00% for Tier 1 leverage capital and was not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. We believe that there has not been any change in condition or event since that date that would cause KeyBank’s capital classification to change.

Bank holding companies are not assigned to any of the five capital categories applicable to insured depository institutions. However, if those categories applied to bank holding companies, we believe KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2010 and 2009. The Federal Deposit Insurance Act-defined capital categories serve a limited regulatory function and may not accurately represent our overall financial condition or prospects.

The following table presents Key’s and KeyBank’s actual capital amounts and ratios, minimum capital amounts and ratios prescribed by regulatory guidelines, and capital amounts and ratios required to qualify as “well capitalized” under the Federal Deposit Insurance Act.

			To Meet Minimum		To Qualify as Well Capitalized
			Capital Adequacy		Under Federal Deposit
	Actual		Requirements		Insurance Act
dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$14,901	19.12%	$6,234	8.00%	N/A	N/A
KeyBank	12,190	16.48	5,910	8.00	$7,387	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$11,809	15.16%	$3,117	4.00%	N/A	N/A
KeyBank	9,150	12.38	2,955	4.00	$4,432	6.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$11,809	13.02%	$2,721	3.00%	N/A	N/A
KeyBank	9,150	10.34	3,536	4.00	$4,420	5.00%

December 31, 2009
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$14,558	16.95%	$6,870	8.00%	N/A	N/A
KeyBank	11,632	14.23	6,533	8.00	$8,166	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$10,953	12.75%	$3,435	4.00%	N/A	N/A
KeyBank	8,090	9.90	3,266	4.00	$4,900	6.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$10,953	11.72%	$2,804	3.00%	N/A	N/A
KeyBank	8,090	8.85	3,653	4.00	$4,566	5.00%

21. Line of Business Results

The specific lines of business that comprise each of the major business segments (operating segments) are described below. During the first quarter of 2010, we realigned the reporting structure for our business segments. Prior to 2010, Consumer Finance consisted mainly of portfolios that were identified as exit or run-off portfolios and were included in our Key Corporate Bank segment. For all periods presented, we are reflecting the results of these exit portfolios in Other Segments. The automobile dealer floor plan business, previously included in Consumer Finance, has been realigned with the Commercial Banking line of business within the Key Community Bank segment. Our tuition processing business was moved from Consumer Finance to Global Treasury Management within the Real Estate Capital and Corporate Banking Services. In addition, other previously identified exit portfolios included in the Key Corporate Bank have been moved to Other Segments.

Key Community Bank

Regional Banking serves a range of clients.

♦	For individuals, Regional Banking offers branch-based deposit and investment products, personal finance services and loans, including residential mortgages, home equity and various types of installment loans.

♦	For small businesses, Regional Banking provides deposit, investment and credit products, and business advisory services.

♦	For high-net-worth clients, Regional Banking offers financial, estate and retirement planning, and asset management services to assist with banking, trust, portfolio management, insurance, charitable giving and related needs.

Commercial Banking provides midsize businesses with products and services that include commercial lending, cash management, equipment leasing, investment and employee benefit programs, succession planning, access to capital markets, derivatives and foreign exchange.

Key Corporate Bank

Real Estate Capital and Corporate Banking Services consists of two business units, Real Estate Capital and Corporate Banking Services.

Real Estate Capital is a national business that provides construction and interim lending, permanent debt placements and servicing, equity and investment banking, and other commercial banking products and services to developers, brokers and owner-investors. This unit deals primarily with nonowner-occupied properties (i.e., generally properties in which at least 50% of the debt service is provided by rental income from non-affiliated third parties).

Corporate Banking Services provides cash management, interest rate derivatives, and foreign exchange products and services to clients served by Key Community Bank and Key Corporate Bank. Through its Public Sector and Financial Institutions businesses, Corporate Banking Services also provides a full array of commercial banking products and services to government and not-for-profit entities and to community banks. A variety of cash management services are provided through the Global Treasury Management unit.

Equipment Finance meets the equipment leasing needs of companies worldwide and provides equipment manufacturers, distributors and resellers with financing options for their clients. Lease financing receivables and related revenues are assigned to other lines of business (primarily Institutional and Capital Markets, and Commercial Banking) if those businesses are principally responsible for maintaining the applicable client relationships.

Institutional and Capital Markets through its KeyBanc Capital Markets unit, provides commercial lending, treasury management, investment banking, derivatives, foreign exchange, equity and debt underwriting and trading, and syndicated finance products and services to large corporations and middle-market companies.

Through its Victory Capital Management unit, Institutional and Capital Markets also manages or offers advice regarding investment portfolios for a national client base, including corporations, labor unions, not-for-profit organizations, governments and individuals. These portfolios may be managed in separate accounts, common funds or the Victory family of mutual funds.

Other Segments

Other Segments consist of Corporate Treasury, our Principal Investing unit and various exit portfolios that were previously included within Key Corporate Bank. These exit portfolios were moved to Other Segments during the first quarter of 2010.

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

The table on the following pages shows selected financial data for our two major business segments for December 31, 2010, 2009 and 2008. This table is accompanied by supplementary information for each of the lines of business that make up these segments. The information was derived from the internal financial reporting system we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way we use our judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable to line of business results presented by other companies.

The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

♦	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment and/or repricing characteristics.

♦	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line of business actually uses the services.

♦	The consolidated provision for loan and lease losses is allocated among the lines of business primarily based on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated allowance for loan and lease losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

♦	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

♦	Capital is assigned based on our assessment of economic risk factors (primarily credit, operating and market risk) directly attributable to each line of business.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in our organizational structure.

Year ended December 31,	Key Community Bank				Key Corporate Bank
dollars in millions	2010	2009		2008	2010	2009		2008

SUMMARY OF OPERATIONS

Net interest income (TE)	$1,619	$1,723		$1,708	$803	$880		$918

Noninterest income	791	773		830	876	706		717

Total revenue (TE) (a)	2,410	2,496		2,538	1,679	1,586		1,635

Provision (credit) for loan and lease losses	413	731		279	(28)	1,826		504

Depreciation and amortization expense	37	42		46	98	122		143

Other noninterest expense	1,791	1,892		1,731	926	1,229		1,087

Income (loss) from continuing operations before income taxes (TE)	169	(169)		482	683	(1,591)		(99)

Allocated income taxes and TE adjustments	8	(113)		126	250	(528)		37

Income (loss) from continuing operations	161	(56)		356	433	(1,063)		(136)

Income (loss) from discontinued operations, net of taxes	—	—		—	—	—		—

Net income (loss)	161	(56)		356	433	(1,063)		(136)

Less: Net income (loss) attributable to noncontrolling interests	—	—		—	(1)	(5)		—

Net income (loss) attributable to Key	$161	$(56)		$356	$434	$(1,058)		$(136)

AVERAGE BALANCES (b)

Loans and leases	$27,046	$29,747		$31,239	$20,368	$27,237		$29,123

Total assets (a)	30,244	32,574		34,214	24,342	33,002		36,872

Deposits	49,670	52,541		50,398	12,407	12,891		11,889

OTHER FINANCIAL DATA

Expenditures for additions to long-lived assets (a),(b)	$110	$139		$489	—	$9		$11

Net loan charge-offs (b)	509	455		218	$607	1,260		315

Return on average allocated equity (b)	4.43%	(1.55	) %	10.65%	13.54%	(27.29	) %	(3.63	) %

Return on average allocated equity	4.43	(1.55)		10.65	13.54	(27.29)		(3.63)

Average full-time equivalent employees (d)	8,258	8,584		8,841	2,339	2,509		2,866

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	Reconciling Items for 2009 include a $106 million credit to income taxes, due primarily to the settlement of IRS audits for the tax years 1997-2006. Results for 2009 also include a $32 million ($20 million after tax) gain from the sale of our claim associated with the Lehman Brothers’ bankruptcy and a $105 million ($65 million after tax) gain from the sale of our remaining equity interest in Visa Inc. Reconciling Items for 2008 include $120 million of previously accrued interest recovered in connection with our opt-in to the IRS global tax settlement and total charges of $505 million to income taxes for the interest cost associated with the leveraged lease tax litigation. Also, during 2008, Reconciling Items include a $165 million ($103 million after tax) gain from the partial redemption of our equity interest in Visa Inc. and a $17 million charge to income taxes for the interest cost associated with the increase to our tax reserves for certain LILO transactions.

(d)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments			Total Segments			Reconciling Items				Key
2010	2009	2008	2010	2009	2008	2010	2009		2008	2010	2009	2008

$91	$(186)	$(750)	$2,513	$2,417	$1,876	$24	$(11)		$(14)	$2,537	$2,406	$1,862

272	445 (d)	130	1,939	1,924	1,677	15	111	(c)	170 (c)	1,954	2,035	1,847

363	259	(620)	4,452	4,341	3,553	39	100		156	4,491	4,441	3,709

261	592	757	646	3,149	1,540	(8)	10		(3)	638	3,159	1,537

34	64	83	169	228	272	161	161		157	330	389	429

122	201	380	2,839	3,322	3,198	(135)	(157)		(151)	2,704	3,165	3,047

(54)	(598)	(1,840)	798	(2,358)	(1,457)	21	86		153	819	(2,272)	(1,304)

(71)	(268)	(644)	187	(909)	(481)	25	(100	) (c)	464 (c)	212	(1,009)	(17)

17	(330)	(1,196)	611	(1,449)	(976)	(4)	186		(311)	607	(1,263)	(1,287)

—	—	—	—	—	—	(23)	(48)		(173)	(23)	(48)	(173)

17	(330)	(1,196)	611	(1,449)	(976)	(27)	138		(484)	584	(1,311)	(1,460)

31	29	8	30	24	8	—	—		—	30	24	8

$(14)	$(359)	$(1,204)	$581	$(1,473)	$(984)	$(27)	$138		$(484)	$554	$(1,335)	$(1,468)

$6,507	$9,355	$12,316	$53,921	$66,339	$72,678	$50	$47		$123	$53,971	$66,386	$72,801

30,798	28,629	27,702	85,384	94,205	98,788	2,090	966		1,422	87,474	95,171	100,210

1,411	1,846	2,929	63,488	67,278	65,216	(96)	(233)		(209)	63,392	67,045	65,007

—	—	—	$110	$148	$500	$66	$127		$161	$176	$275	$661

$454	$543	$598	1,570	2,258	1,131	—	(1)		(1)	1,570	2,257	1,130

(1.33)%	(27.53)%	(89.72)%	7.36%	(16.76)%	(11.68)%	(.13)%	10.30%		(62.83)%	5.30%	(12.15)%	(14.51)%

(1.33)	(27.53)	(89.72)	7.36	(16.76)	(11.68)	(.90)	7.65		(97.78)	5.08	(12.60)	(16.45)

39	76	274	10,636	11,169	11,981	4,974	5,529		6,114	15,610	16,698	18,095

Supplementary information (Key Community Bank lines of business)

Year ended December 31,	Regional Banking			Commercial Banking
dollars in millions	2010	2009	2008	2010	2009	2008

Total revenue (TE)	$1,943	$2,071	$2,088	$467	$425	$450

Provision for loan and lease losses	355	467	154	58	264	125

Noninterest expense	1,652	1,707	1,582	176	227	195

Net income (loss) attributable to Key	15	(15)	275	146	(41)	81

Average loans and leases	18,258	19,540	19,752	8,788	10,207	11,487

Average loans held for sale	79	146	63	12	1	9

Average deposits	44,279	48,155	46,635	5,391	4,386	3,763

Net loan charge-offs	346	285	153	163	170	65

Net loan charge-offs to average loans	1.90%	1.46%	.77%	1.85%	1.67%	.57%

Nonperforming assets at year end	$326	$319	$253	$171	$225	$76

Return on average allocated equity	.62%	(.65)%	12.52%	12.08%	(3.14)%	7.07%

Average full-time equivalent employees	7,903	8,223	8,459	355	361	382

Supplementary information (Key Corporate Bank lines of business)

	Real Estate Capital and
Year ended December 31,	Corporate Banking Services			Equipment Finance			Institutional and Capital Markets
dollars in millions	2010	2009	2008	2010	2009	2008	2010	2009	2008

Total revenue (TE)	$675	$599	$602	$251	$255	$294	$753	$732	$739

Provision for loan and lease losses	34	1,492	316	(15)	223	67	(47)	111	121

Noninterest expense	415	526	346	197	256	232	412	569	652

Net income (loss) attributable to Key	143	(925)	(36)	43	(140)	(3)	248	7	(97)

Average loans and leases	10,861	14,604	15,408	4,556	4,925	5,417	4,951	7,708	8,298

Average loans held for sale	178	204	639	5	11	30	131	203	561

Average deposits	9,903	10,580	10,440	4	8	8	2,500	2,303	1,441

Net loan charge-offs	509	1,042	209	67	102	61	31	116	45

Net loan charge-offs to average loans	4.69%	7.14%	1.36%	1.47%	2.07%	1.13%	.63%	1.50%	.54%

Nonperforming assets at year end	$442	$1,094	$763	$68	$122	$158	$65	$110	$55

Return on average allocated equity	7.39%	(39.40)%	(1.92)%	12.29%	(35.26)%	(.48)%	26.99%	.62%	(7.84)%

Average full-time equivalent employees	1,049	1,124	1,321	544	621	706	746	764	839

22. Condensed Financial Information of the Parent Company

CONDENSED BALANCE SHEETS

December 31,
in millions	2010	2009

ASSETS
Interest-bearing deposits	$3,293	$3,460
Loans and advances to nonbank subsidiaries	1,669	1,763
Investment in subsidiaries:
Banks	9,388	8,580
Nonbank subsidiaries	629	650

Total investment in subsidiaries	10,017	9,230
Accrued income and other assets	940	897

Total assets	$15,919	$15,350

LIABILITIES
Accrued expense and other liabilities	$618	$613
Long-term debt due to:
Subsidiaries	1,952	1,907
Unaffiliated companies	2,232	2,167

Total long-term debt	4,184	4,074

Total liabilities	4,802	4,687
SHAREHOLDERS’ EQUITY (a)	11,117	10,663

Total liabilities and shareholders’ equity	$15,919	$15,350

(a)	See Key’s Consolidated Statements of Changes in Equity

CONDENSED STATEMENTS OF INCOME

Year ended December 31,
in millions	2010	2009	2008

INCOME
Dividends from subsidiaries:
Banks	—	—	—
Nonbank subsidiaries	$25	$1	—
Interest income from subsidiaries	99	114	$112
Other income	32	89	17

Total income	156	204	129

EXPENSE
Interest on long-term debt with subsidiary trusts	54	77	120
Interest on other borrowed funds	67	67	81
Personnel and other expense	121	172	302

Total expense	242	316	503

Income (loss) before income taxes and equity in net income (loss)
less dividends from subsidiaries	(86)	(112)	(374)
Income tax benefit	38	38	84

Income (loss) before equity in net income (loss) less dividends from subsidiaries	(48)	(74)	(290)
Equity in net income (loss) less dividends from subsidiaries (a)	632	(1,237)	(1,170)

NET INCOME (LOSS)	584	(1,311)	(1,460)
Less: Net income attributable to noncontrolling interests	30	24	8

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$554	$(1,335)	$(1,468)

(a)	Includes results of discontinued operations described in Note 13 (“Acquisition, Divestiture and Discontinued Operations”)

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,
in millions	2010	2009	2008

OPERATING ACTIVITIES
Net income (loss) attributable to Key	$554	$(1,335)	$(1,468)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain related to exchange of common shares for capital securities	—	(78)	—
Deferred income taxes	(23)	11	(5)
Equity in net (income) loss less dividends from subsidiaries (a)	(632)	1,237	1,170
Net increase in other assets	(186)	(96)	(382)
Net increase (decrease) in other liabilities	(27)	(274)	651
Other operating activities, net	93	157	370

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(221)	(378)	336
INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits	163	1,303	(3,985)
Purchases of securities available for sale	(31)	(18)	(23)
Cash used in acquisitions	—	—	(194)
Proceeds from sales, prepayments and maturities of securities available for sale	32	20	26
Net (increase) decrease in loans and advances to subsidiaries	170	69	65
Increase in investments in subsidiaries	(77)	(1,200)	(1,600)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	257	174	(5,711)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	—	—	(112)
Net proceeds from issuance of long-term debt	750	436	1,990
Payments on long-term debt	(602)	(1,000)	(250)
Purchases of treasury shares	—	—	—
Net proceeds from the issuance of common shares and preferred stock	—	986	4,101
Net proceeds from the issuance of common stock warrant	—	—	87
Net proceeds from the reissuance of common shares	—	—	6
Tax benefits over (under) recognized compensation cost for stock-based awards	—	(5)	(2)
Cash dividends paid	(184)	(213)	(445)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(36)	204	5,375

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	—	—	—
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	—	—	—

CASH AND DUE FROM BANKS AT END OF YEAR	—	—	—

(a)	Includes results of discontinued operations described in Note 13.

KeyCorp paid interest on borrowed funds totaling $131 million in 2010, $167 million in 2009 and $198 million in 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), to ensure that information required to be disclosed by KeyCorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to KeyCorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8 on pages 92, 93, and 94, respectively.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the sections captioned “Issue One — ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” contained in KeyCorp’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held May 19, 2011, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 1, 2011.

KeyCorp has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. William G. Bares, Ruth Ann M. Gillis, Kristen L. Manos, Eduardo R. Menascé and Edward W. Stack are members of the Audit Committee. The Board of Directors has determined that Ms. Gillis and Mr. Menascé each qualify as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and that each member of the Audit Committee is “independent,” as that term is defined in Section 303A.02 of the New York Stock Exchange’s listing standards.

KeyCorp has adopted a Code of Ethics that applies to all of its employees, including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any persons performing similar functions, and to KeyCorp’s Board of Directors. The Code of Ethics is located on KeyCorp’s website (www.key.com). Any amendment to, or waiver from a provision of, the Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer will be promptly disclosed on its website as required by laws, rules and regulations of the SEC. Shareholders may obtain a copy of the Code of Ethics free of charge by writing KeyCorp Investor Relations, 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION AND ORGANIZATION COMMITTEE REPORT” contained in KeyCorp’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held May 19, 2011, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the sections captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SHARE OWNERSHIP AND OTHER PHANTOM STOCK UNITS” contained in KeyCorp’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held May 19, 2011, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the section captioned “DIRECTOR INDEPENDENCE” contained in KeyCorp’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held May 19, 2011, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the sections captioned “AUDIT FEES,” “AUDIT-RELATED FEES,” “TAX FEES,” “ALL OTHER FEES” and “PRE-APPROVAL POLICIES AND PROCEDURES” contained in KeyCorp’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held May 19, 2011, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS

(a) (1) Financial Statements

The following financial statements of KeyCorp and its subsidiaries, and the auditor’s report thereon are filed as part of this Form 10-K under Item 8. Financial Statements and Supplementary Data:

(a) (2) Financial Statement Schedules

All financial statement schedules for KeyCorp and its subsidiaries have been included in this Form 10-K in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a) (3) Exhibits*

3.1	Amended and Restated Articles of Incorporation of KeyCorp, filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
3.2	Amended and Restated Regulations of KeyCorp, effective May 15, 2008, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
10.1	Form of Option Grant between KeyCorp and Henry L. Meyer III, dated November 15, 2000, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.2	Form of Award of KeyCorp Executive Officer Grant with Restricted Stock Units (2008-2010), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.3	Form of Award of KeyCorp Executive Officer Grant (2008-2010), filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.4	Form of Award of KeyCorp Officer Grant with Restricted Stock Units (2008-2010), filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.5	Form of Award of KeyCorp Officer Grant (2008-2010), filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.6	Form of Award of KeyCorp Officer Grant (effective March 12, 2009), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.
10.7	Form of Award of KeyCorp Officer Grant (Award of Restricted Stock) (effective February 18, 2010), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
10.8	Form of Award of Restricted Stock (Base Salary), filed as Exhibit 99.1 to Form 8-K filed September 23, 2009, and incorporated herein by reference.

10.9	Amendment to Award of Restricted Stock (Base Salary), filed as Exhibit 10.1 to For, 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
10.10	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.11	Amended Employment Agreement between KeyCorp and Henry L. Meyer III, dated as of September 1, 2009, filed as Exhibit 10.1 to Form 8-K filed December 4, 2009, and incorporated herein by reference.
10.12	Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of September 1, 2009, filed as Exhibit 10.2 to Form 8-K filed December 4, 2009, and incorporated herein by reference.
10.13	Form of Change of Control Agreement (Tier II) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of September 1, 2009, filed as Exhibit 10.3 to Form 8-K filed December 4, 2009, and incorporated herein by reference.
10.14	KeyCorp Annual Incentive Plan (January 1, 2009 Restatement) filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.15	KeyCorp Annual Performance Plan (January 1, 2008 Restatement), effective as of January 1, 2008, filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.
10.16	KeyCorp Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003), filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.17	KeyCorp 2004 Equity Compensation Plan filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.18	KeyCorp 2010 Equity Compensation Plan filed as Appendix A to Schedule 14A filed on April 2, 2010, and incorporated herein by reference.
10.19	KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001, filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.20	KeyCorp Umbrella Trust for Directors between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.21	Amended and Restated Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.22	Amendment to the Director Deferred Compensation Plan filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.23	KeyCorp Amended and Restated Second Director Deferred Compensation Plan, effective as of December 31, 2008, filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.24	KeyCorp Directors’ Deferred Share Plan, effective as of December 31, 2008, filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.25	KeyCorp Directors’ Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.26	KeyCorp Excess Cash Balance Pension Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.27	First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.28	Second Amendment to KeyCorp Excess Cash Balance Pension Plan, effective January 1, 2003, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.29	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.30	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan, effective as of December 31, 2007, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.
10.31	KeyCorp Second Excess Cash Balance Pension Plan filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.32	KeyCorp Automatic Deferral Plan (December 31, 2008 Restatement) , filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.33	McDonald Financial Group Deferral Plan, restated as of December 31, 2008, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.34	KeyCorp Deferred Bonus Plan, effective as of December 31, 2008, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.35	KeyCorp Commissioned Deferred Compensation Plan, restated as of December 31, 2008, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.36	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.37	Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988, filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.38	KeyCorp Umbrella Trust for Executives between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.39	KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1981, restated August 16, 1990, amended January 1, 1995 and August 1, 1996, filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.40		Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1995 filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.41		Second Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective August 1, 1996 filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.42		Third Amendment to KeyCorp Supplemental Retirement Benefit Plan, adopted July 1, 1999, filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.43		KeyCorp Second Executive Supplemental Pension Plan filed as Exhibit 10.40 to Amendment No. 1 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.44		KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1990, restated August 16, 1990, filed as Exhibit 10.43 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.45		Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective January 1, 1995 filed as Exhibit 10.42 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.46		Second Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective August 1, 1996 filed as Exhibit 10.43 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.47		Third Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, adopted July 1, 1999, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.48		Fourth Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective December 28, 2004, filed as Exhibit 10.70 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.49		KeyCorp Second Supplemental Retirement Benefit Plan for Key Executives, filed as Exhibit 10.71 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.50		KeyCorp Deferred Equity Allocation Plan filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.51		KeyCorp Deferred Savings Plan filed as Exhibit 10.48 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.52		KeyCorp Second Supplemental Retirement Plan filed as Exhibit 10.49 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.53		KeyCorp Deferred Cash Award Plan filed as Exhibit 10.50 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.54		Letter Agreement between KeyCorp and Thomas W. Bunn dated August 5, 2008, filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
10.55		Letter Agreement between KeyCorp and Peter Hancock, dated November 25, 2008, filed as Exhibit 10.56 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.56		Letter Agreement, dated November 14, 2008, between KeyCorp and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Series B Preferred Stock and Warrant, and the Form of Express Terms of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, to be proposed as the Preferred Stock Proposal at the KeyCorp 2009 Annual Meeting of Shareholders, filed as Exhibit 10.1 to Form 8-K filed November 20, 2008, and incorporated herein by reference.
12		Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the EESA.
99.2		Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the EESA.
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase**
101	.DEF	XBRL Taxonomy Definition Linkbase**

KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders. All documents listed as Exhibits 10.1 through 10.55 constitute management contracts or compensatory plans or arrangements.

* Copies of these Exhibits have been filed with the SEC. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-0127-1113, Cleveland, OH 44114-1306.

** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/  Thomas C. Stevens
 Thomas C. Stevens
 Vice Chairman and Chief Administrative Officer
 February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

*Henry L. Meyer III	Chairman, and Chief Executive Officer (Principal Executive Officer), and Director

*Jeffrey B. Weeden	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

*Robert L. Morris	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

*William G. Bares	Director
*Edward P. Campbell	Director
*Joseph A. Carrabba	Director
*Dr. Carol A. Cartwright	Director
*Alexander M. Cutler	Director
*H. James Dallas	Director
* Elizabeth R. Gile	Director
*Ruth Ann M. Gillis	Director
*Kristen L. Manos	Director
*Eduardo R. Menascé	Director
*Beth E. Mooney	Director
*Bill R. Sanford	Director
* Barbara R. Snyder	Director
* Edward W. Stack	Director
*Thomas C. Stevens	Director

/s/ Paul N. Harris
* By Paul N. Harris, attorney-in-fact February 24, 2011