Form 10-Q
period 2011-03-31
KEYCORP /NEW/
filed 2011-05-05
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	950,813,920 Shares

(Title of class)	(Outstanding at May 2, 2011)

KEYCORP

PART I.  FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations which are defined in Note 1 (“Basis of Presentation”), which begins on page 9.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
in millions, except per share data	2011	2010	2010
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$540	$278	$619
Short-term investments	3,705	1,344	4,345
Trading account assets	1,041	985	1,034
Securities available for sale	19,448	21,933	16,553
Held-to-maturity securities (fair value: $19, $17 and $22)	19	17	22
Other investments	1,402	1,358	1,525
Loans, net of unearned income of $1,498, $1,572 and $1,692	48,552	50,107	55,913
Less: Allowance for loan and lease losses	1,372	1,604	2,425

Net loans	47,180	48,503	53,488
Loans held for sale	426	467	556
Premises and equipment	906	908	872
Operating lease assets	491	509	652
Goodwill	917	917	917
Other intangible assets	20	21	46
Corporate-owned life insurance	3,187	3,167	3,087
Derivative assets	1,005	1,006	1,063
Accrued income and other assets (including $85 of consolidated LIHTC guaranteed funds VIEs, see Note 9)(a)	3,758	3,876	4,150
Discontinued assets (including $3,104 of consolidated education loan securitization trust VIEs at fair value, see Note 9)(a)	6,393	6,554	6,374

Total assets	$90,438	$91,843	$95,303

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$26,177	$27,066	$25,068
Savings deposits	1,964	1,879	1,873
Certificates of deposit ($100,000 or more)	5,314	5,862	10,188
Other time deposits	7,597	8,245	12,010

Total interest-bearing	41,052	43,052	49,139
Noninterest-bearing	16,495	16,653	15,364
Deposits in foreign office — interest-bearing	3,263	905	646

Total deposits	60,810	60,610	65,149
Federal funds purchased and securities sold under repurchase agreements	2,232	2,045	1,927
Bank notes and other short-term borrowings	685	1,151	446
Derivative liabilities	1,106	1,142	1,103
Accrued expense and other liabilities	1,931	1,931	2,089
Long-term debt	11,048	10,592	11,177
Discontinued liabilities (including $2,928 of consolidated education loan securitization trust VIEs at fair value, see Note 9)(a)	2,929	2,998	2,490

Total liabilities	80,741	80,469	84,381

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839 and 2,904,839 shares	291	291	291
Fixed-Rate Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation preference; authorized and issued 25,000 shares	—	2,446	2,434
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905 946,348,435 and 946,348,435 shares	1,017	946	946
Common stock warrant	87	87	87
Capital surplus	4,167	3,711	3,724
Retained earnings	5,721	5,557	5,098
Treasury stock, at cost (63,043,642, 65,740,726 and 67,296,277)	(1,823)	(1,904)	(1,958)
Accumulated other comprehensive income (loss)	(35)	(17)	19

Key shareholders’ equity	9,425	11,117	10,641
Noncontrolling interests	272	257	281

Total equity	9,697	11,374	10,922

Total liabilities and equity	$90,438	$91,843	$95,303

(a)	The assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated education loan securitization trust VIEs for LIHTC.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
dollars in millions, except per share amounts	2011	2010

INTEREST INCOME
Loans	$570	$710
Loans held for sale	4	4
Securities available for sale	166	150
Held-to-maturity securities	—	1
Trading account assets	7	11
Short-term investments	1	2
Other investments	12	14

Total interest income	760	892

INTEREST EXPENSE
Deposits	110	212
Federal funds purchased and securities sold under repurchase agreements	1	1
Bank notes and other short-term borrowings	3	3
Long-term debt	49	51

Total interest expense	163	267

NET INTEREST INCOME	597	625
Provision (credit) for loan and lease losses	(40)	413

Net interest income (expense) after provision for loan and lease losses	637	212

NONINTEREST INCOME
Trust and investment services income	110	114
Service charges on deposit accounts	68	76
Operating lease income	35	47
Letter of credit and loan fees	55	40
Corporate-owned life insurance income	27	28
Net securities gains (losses)(a)	(1)	3
Electronic banking fees	30	27
Gains on leased equipment	4	8
Insurance income	15	18
Net gains (losses) from loan sales	19	4
Net gains (losses) from principal investing	35	37
Investment banking and capital markets income (loss)	43	9
Other income	17	39

Total noninterest income	457	450

NONINTEREST EXPENSE
Personnel	371	362
Net occupancy	65	66
Operating lease expense	28	39
Computer processing	42	47
Business services and professional fees	38	38
FDIC assessment	29	37
OREO expense, net	10	32
Equipment	26	24
Marketing	10	13
Provision (credit) for losses on lending-related commitments	(4)	(2)
Other expense	86	129

Total noninterest expense	701	785

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	393	(123)
Income taxes	111	(82)

INCOME (LOSS) FROM CONTINUING OPERATIONS	282	(41)
Income (loss) from discontinued operations, net of taxes of ($6) and $2 (see Note 11)	(11)	2

NET INCOME (LOSS)	271	(39)
Less: Net income (loss) attributable to noncontrolling interests	8	16

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$263	$(55)

Income (loss) from continuing operations attributable to Key common shareholders	$184	$(98)
Net income (loss) attributable to Key common shareholders	173	(96)

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$(.11)
Income (loss) from discontinued operations, net of taxes	(.01)	—
Net income (loss) attributable to Key common shareholders	.20	(.11)

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$(.11)
Income (loss) from discontinued operations, net of taxes	(.01)	—
Net income (loss) attributable to Key common shareholders	.19	(.11)

Cash dividends declared per common share	$.01	$.01

Weighted-average common shares outstanding (000) (b)	881,894	874,386
Weighted-average common shares and potential common shares outstanding (000)	887,836	874,386

(a)	For the three months ended March 31, 2011 and 2010, we did not have impairment losses related to securities.

(b)	Assumes conversion of stock options and/or Preferred Series A, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
	Preferred	Common							Accumulated
	Shares	Shares			Common			Treasury	Other
	Outstanding	Outstanding	Preferred	Common	Stock	Capital	Retained	Stock,	Comprehensive	Noncontrolling	Comprehensive
dollars in millions, except per share amounts	(000)	(000)	Stock	Shares	Warrant	Surplus	Earnings	at Cost	Income (Loss)	Interests	Income (Loss)

BALANCE AT DECEMBER 31, 2009	2,930	878,535	$2,721	$946	$87	$3,734	$5,158	$(1,980)	$(3)	$270
Cumulative effect adjustment to beginning balance of Retained Earnings							45				$45
Net income (loss)							(55)			16	(39)
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $31									52		52
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($18)									(30)		(30)
Net distribution to noncontrolling interests										(5)	(5)
Foreign currency translation adjustments									(2)		(2)
Net pension and postretirement benefit costs, net of income taxes									2		2

Total comprehensive income (loss)											$23

Deferred compensation						(3)
Cash dividends declared on common shares ($.01 per share)							(9)
Cash dividends declared on Noncumulative Series A Preferred Stock ($1.9375 per share)							(6)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(31)
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares reissued for stock options and other employee benefit plans		517				(7)		22

BALANCE AT MARCH 31, 2010	2,930	879,052	$2,725	$946	$87	$3,724	$5,098	$(1,958)	$19	$281

BALANCE AT DECEMBER 31, 2010	2,930	880,608	$2,737	$946	$87	$3,711	$5,557	$(1,904)	$(17)	$257
Net income (loss)							263				$263
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($12)									(20)		(20)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($5)									(8)		(8)
Net distribution from noncontrolling interests										15	15
Foreign currency translation adjustments									9		9
Net pension and postretirement benefit costs, net of income taxes									1		1

Total comprehensive income (loss)											$260

Deferred compensation						(5)
Cash dividends declared on common shares ($.01 per share)							(9)
Cash dividends declared on Noncumulative Series A Preferred Stock ($1.9375 per share)							(6)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(31)
Series B Preferred Stock — TARP redemption	(25)		(2,451)				(49)
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares issuance		70,621		71		529
Common shares reissued for stock options and other employee benefit plans		2,697				(68)		81
Other			1

BALANCE AT MARCH 31, 2011	2,905	953,926	$291	$1,017	$87	$4,167	$5,721	$(1,823)	$(35)	$272

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
in millions	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$271	$(39)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	(40)	413
Depreciation and amortization expense	74	88
FDIC (payments) net of FDIC expense	27	33
Deferred income taxes	96	(109)
Net losses (gains) and writedown on OREO	10	28
Provision (credit) for customer derivative losses	(11)	26
Net losses (gains) from loan sales	(19)	(4)
Net losses (gains) from principal investing	(35)	(37)
Provision (credit) for losses on lending-related commitments	(4)	(2)
(Gains) losses on leased equipment	(4)	(8)
Net securities losses (gains)	1	(3)
Net decrease (increase) in loans held for sale excluding transfers from continuing operations	80	14
Net decrease (increase) in trading account assets	(56)	175
Other operating activities, net	22	268

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	412	843
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments	(2,361)	(2,602)
Purchases of securities available for sale	(613)	(618)
Proceeds from sales of securities available for sale	1,578	23
Proceeds from prepayments and maturities of securities available for sale	1,486	786
Proceeds from prepayments and maturities of held-to-maturity securities	—	2
Purchases of held-to-maturity securities	(2)	—
Purchases of other investments	(45)	(35)
Proceeds from sales of other investments	14	22
Proceeds from prepayments and maturities of other investments	21	15
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	1,234	2,108
Proceeds from loan sales	75	84
Purchases of premises and equipment	(30)	(21)
Proceeds from sales of premises and equipment	—	1
Proceeds from sales of other real estate owned	35	35

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,392	(200)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	200	(422)
Net increase (decrease) in short-term borrowings	(279)	291
Net proceeds from issuance of long-term debt	1,000	9
Payments on long-term debt	(502)	(327)
Net proceeds from issuance of common stock	600	—
Series B Preferred Stock - TARP redemption	(2,500)	—
Cash dividends paid	(61)	(46)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,542)	(495)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	262	148
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	278	471

CASH AND DUE FROM BANKS AT END OF PERIOD	$540	$619

Additional disclosures relative to cash flows:
Interest paid	$134	$286
Income taxes paid (refunded)	(267)	(154)
Noncash items:
Loans transferred to held for sale from portfolio	$39	$127
Loans transferred to other real estate owned	12	27

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
The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (Unaudited) as well as Management’s Discussion & Analysis of Financial Condition & Results of Operations. You may find it helpful to refer back to this page as you read the 10-Q.
References to our “2010 Annual Report on Form 10-K” refer to our Annual Report on Form 10-K for the year ended December 31, 2010, which has been filed with the U.S. Securities and Exchange Commission and is available on its website (www.sec.gov) or on our website (www.key.com/ir), and list specific sections and page locations in our 2010 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

AICPA: American Institute of Certified Public Accountants.	NASDAQ: National Association of Securities Dealers
ALCO: Asset/Liability Management Committee.	Automated Quotation System.
ALLL: Allowance for loan and lease losses.	N/M: Not meaningful.
A/LM: Asset/liability management.	NOW: Negotiable Order of Withdrawal.
AOCI: Accumulated other comprehensive income (loss).	NYSE: New York Stock Exchange.
APBO: Accumulated postretirement benefit obligation.	OCI: Other comprehensive income (loss).
Austin: Austin Capital Management, Ltd.	OREO: Other real estate owned.
BHCs: Bank holding companies.	OTTI: Other-than-temporary impairment.
CMO: Collateralized mortgage obligation.	PBO: Projected Benefit Obligation.
Common Shares: Common Stock, $1 par value.	QSPE: Qualifying special purpose entity.
CPP: Capital Purchase Program of the U.S. Treasury.	S&P: Standard and Poor’s Ratings Services, a Division of The
DIF: Deposit Insurance Fund.	McGraw-Hill Companies, Inc.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	SCAP: Supervisory Capital Assessment Program administered
Consumer Protection Act of 2010.	by the Federal Reserve.
ERM: Enterprise risk management.	SEC: U.S. Securities and Exchange Commission.
EVE: Economic value of equity.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
FASB: Financial Accounting Standards Board.	Perpetual Convertible Preferred Stock, Series A.
FDIC: Federal Deposit Insurance Corporation.	Series B Preferred Stock: KeyCorp’s Fixed-Rate Cumulative
Federal Reserve: Board of Governors of the Federal Reserve	Perpetual Preferred Stock, Series B issued to the
System.	U.S. Treasury under the CPP.
FHLMC: Federal Home Loan Mortgage Corporation.	SILO: Sale in, lease out transaction.
FNMA: Federal National Mortgage Association.	TAG: Transaction Account Guarantee program of the FDIC.
GAAP: U.S. generally accepted accounting principles.	TARP: Troubled Asset Relief Program.
GNMA: Government National Mortgage Association.	TDR: Troubled debt restructuring.
IRS: Internal Revenue Service.	TE: Taxable equivalent.
ISDA: International Swaps and Derivatives Association.	TLGP: Temporary Liquidity Guarantee Program of the FDIC.
KAHC: Key Affordable Housing Corporation.	U.S. Treasury: United States Department of the Treasury.
LIBOR: London Interbank Offered Rate.	VAR: Value at risk.
LIHTC: Low-income housing tax credit.	VEBA: Voluntary Employee Benefit Association.
LILO: Lease in, lease out transaction.	VIE: Variable interest entity.
Moody’s: Moody’s Investors Service, Inc.	XBRL: eXtensible Business Reporting Language.
N/A: Not applicable.

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Some previously reported amounts have been reclassified to conform to current reporting practices.

The consolidated financial statements include any voting rights entities in which we have a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 9 (“Variable Interest Entities”) for information on our involvement with VIEs.
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
Effective January 1, 2010, we prospectively adopted new accounting guidance that changes the way we account for securitizations and SPEs by eliminating the concept of a QSPE and changing the requirements for derecognition of financial assets. In adopting this guidance, we had to analyze our existing QSPEs for possible consolidation. As a result, we consolidated our education loan securitization trusts. That consolidation added $2.8 billion in discontinued assets, liabilities and equity to our balance sheet, of which $2.6 billion of the assets represented loans. Prior to January 1, 2010, QSPEs, including securitization trusts, established under the applicable accounting guidance for transfers of financial assets were not consolidated. For additional information related to the consolidation of our education loan securitization trusts, see Note 9 (“Variable Interest Entities”) and Note 11 (“Divestiture and Discontinued Operations”).
We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented.
The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K.
In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.
Offsetting Derivative Positions
In accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet, we take into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. Additional information regarding derivative offsetting is provided in Note 7 (“Derivatives and Hedging Activities”).
Accounting Guidance Adopted in 2011
Improving disclosures about fair value measurements. In January 2010, the FASB issued accounting guidance which requires new disclosures regarding certain aspects of an entity’s fair value disclosures and clarifies existing fair value disclosure requirements. Most of these new disclosures were required for interim and annual reporting periods beginning after December 15, 2009 (effective January 1, 2010, for us), however, the disclosures regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements are effective for interim and annual periods beginning after December 15, 2010 (effective January 1, 2011, for us). The required disclosures are provided in Note 5 (“Fair Value Measurements”).
Credit quality disclosures. In July 2010, the FASB issued new accounting guidance that requires additional disclosures about the credit quality of financing receivables (i.e., loans) and the allowance for credit losses. Most of these additional disclosures were required for interim and annual reporting periods ending on or after December 15, 2010 (effective December 31, 2010, for us). Specific items regarding activity that occurred before the issuance of this accounting guidance, such as the allowance rollforward disclosures, are required for periods beginning after December 15, 2010 (January 1, 2011, for us). The required disclosures are provided in Note 4 (“Asset Quality”). In January 2011, the FASB issued new accounting guidance that temporarily delays the effective date of the credit quality disclosures about troubled debt restructurings until the accounting guidance discussed in the Accounting Guidance Pending Adoption at March 31, 2011 section of this note becomes effective.
Accounting Guidance Pending Adoption at March 31, 2011
Troubled debt restructurings. In April 2011, the FASB issued accounting guidance to assist creditors in evaluating whether a modification or restructuring of a loan is a TDR. It clarifies existing guidance on whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. This accounting guidance will also require additional disclosures regarding TDRs. It will be effective for the first interim or annual period beginning after June 15, 2011 (effective July 1, 2011 for Key) and will be applied retrospectively for all modifications and restructurings that have occurred from the beginning of the annual period of adoption (2011 for Key). Early adoption is permitted. Management is currently evaluating the impact this guidance may have on Key’s financial condition or results of operations.
2.  Earnings Per Common Share
Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2011	2010

EARNINGS
Income (loss) from continuing operations	$282	$(41)
Less: Net income (loss) attributable to noncontrolling interests	8	16

Income (loss) from continuing operations attributable to Key	274	(57)
Less: Dividends on Series A Preferred Stock	6	6
Cash dividends on Series B Preferred Stock	31	31
Amortization of discount on Series B Preferred Stock(b)	53	4

Income (loss) from continuing operations attributable to Key common shareholders	184	(98)
Income (loss) from discontinued operations, net of taxes (a)	(11)	2

Net income (loss) attributable to Key common shareholders	$173	$(96)

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	881,894	874,386
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	5,942	—

Weighted-average common shares and potential common shares outstanding (000)	887,836	874,386

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.21	$(.11)
Income (loss) from discontinued operations, net of taxes (a)	(.01)	—
Net income (loss) attributable to Key common shareholders(c)	.20	(.11)

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.21	$(.11)
Income (loss) from discontinued operations, net of taxes (a)	(.01)	—
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.19	(.11)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the period ended March 31, 2011, was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	A $49 million deemed dividend is included in the March 31, 2011 amortization amount.

(c)	EPS may not foot due to rounding.

3.  Loans and Loans Held for Sale
Our loans by category are summarized as follows:

	March 31,	December 31,	March 31,
in millions	2011	2010	2010

Commercial, financial and agricultural	$16,440	$16,441	$18,015
Commercial real estate:
Commercial mortgage	8,806	9,502	10,467
Construction	1,845	2,106	3,990

Total commercial real estate loans	10,651	11,608	14,457
Commercial lease financing	6,207	6,471	6,964

Total commercial loans	33,298	34,520	39,436
Residential — prime loans:
Real estate — residential mortgage	1,803	1,844	1,812
Home equity:
Key Community Bank	9,421	9,514	9,892
Other	627	666	795

Total home equity loans	10,048	10,180	10,687
Total residential — prime loans	11,851	12,024	12,499
Consumer other — Key Community Bank	1,141	1,167	1,141
Consumer other:
Marine	2,112	2,234	2,636
Other	150	162	201

Total consumer other	2,262	2,396	2,837

Total consumer loans	15,254	15,587	16,477

Total loans (a)	$48,552	$50,107	$55,913

(a)	Excludes loans in the amount of $6.3 billion, $6.5 billion and $6 billion at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, related to the discontinued operations of the education lending business.
Our loans held for sale are summarized as follows:

	March 31,	December 31,	March 31,
in millions	2011	2010	2010

Commercial, financial and agricultural	$19	$196	$25
Real estate — commercial mortgage	287	118	265
Real estate — construction	61	35	147
Commercial lease financing	7	8	27
Real estate — residential mortgage	52	110	92

Total loans held for sale (a)	$426	$467	$556

(a)	Excludes loans in the amount of $14 million, $15 million and $246 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively, related to the discontinued operations of the education lending business.

Our summary of changes in loans held for sale follows:

	March 31,	December 31,	March 31,
in millions	2011	2010	2010

Balance at beginning of period	$467	$637	$443
New originations	980	1,053	509
Transfers from held to maturity, net	32	—	109
Loan sales	(991)	(1,174)	(488)
Loan payments	(62)	(49)	(6)
Transfers to OREO / valuation adjustments	—	—	(11)

Balance at end of period	$426	$467	$556

4.  Asset Quality
We use the following three-step process to estimate the appropriate level of the allowance for loan and lease losses on at least a quarterly basis: (1) we apply historical loss rates to existing loans with similar risk characteristics as noted in the credit quality indicator table that follows; (2) we exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets; and, (3) for all TDRs, regardless of size, as well as impaired loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the carrying amount of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. Additional information is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 102 of our 2010 Annual Report on Form 10-K. The allowance for loan and lease losses at March 31, 2011, represents our best estimate of the losses inherent in the loan portfolio at that date.
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
At March 31, 2011, the allowance for loan and lease losses was $1.4 billion, or 2.83% of loans compared to $1.6 billion, or 3.20% of loans, at December 31, 2010. At March 31, 2011, the allowance for loan and lease losses was 155.03% of nonperforming loans compared to 117.43% at March 31, 2010.
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
Credit quality indicators for loans are updated on an ongoing basis. Bond rating classifications are indicative of the credit quality of our commercial loan portfolios and are determined by converting our internally assigned risk rating grades to bond rating categories. Payment activity and the regulatory classifications of pass, special mention and substandard, are indicators of the credit quality of our consumer loan portfolios.
Credit quality indicators for our commercial and consumer loan portfolios based on bond rating, regulatory classification and payment activity as of March 31, 2011 are as follows:
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category (a)

March 31,
in millions
	Commercial, financial and
	agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

AAA — AA	$95	$83	$2	$2	—	—	$645	$642	$742	$727
A	712	890	84	32	$5	$1	1,246	1,167	2,047	2,090
BBB — BB	12,646	11,765	6,045	6,378	801	1,306	3,655	4,056	23,147	23,505
B	1,125	1,757	954	1,333	309	801	365	677	2,753	4,568
CCC — C	1,862	3,520	1,721	2,722	730	1,882	296	422	4,609	8,546

Total	$16,440	$18,015	$8,806	$10,467	$1,845	$3,990	$6,207	$6,964	$33,298	$39,436

(a) Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the interim period ending March 31, 2011.

Consumer Credit Exposure Credit Risk Profile by Regulatory Classifications (a)

March 31,
in millions

	Residential — Prime
GRADE	2011	2010

Pass	$11,624	$12,256
Special Mention	—	—
Substandard	227	243

Total	$11,851	$12,499

Credit Risk Profile Based on Payment Activity (a)

	Consumer — Key
	Community Bank		Consumer — Marine		Consumer — Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010

Performing	$1,138	$1,137	$2,081	$2,620	$149	$200	$3,368	$3,957
Nonperforming	3	4	31	16	1	1	35	21

Total	$1,141	$1,141	$2,112	$2,636	$150	$201	$3,403	$3,978

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the interim period ending March 31, 2011.

Our policies for our commercial and consumer loan portfolios for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Impaired and Other Nonaccrual Loans” on page 102 of our 2010 Annual Report on Form 10-K.
At March 31, 2011, approximately $47 billion, or 97% of our total loans are current. Total past due loans of $1.5 billion represent approximately 3% of total loans.
The following aging analysis as of March 31, 2011 of past due and current loans provides an alternative view of Key’s credit exposure.

March 31, 2011
		30 -59	60-89	Greater	Non
		Days Past	Days Past	Than 90	Accrual	Total Past
in millions	Current	Due	Due	Days	(NPL)	Due	Total Loans

LOAN TYPE

Commercial, financial and agricultural	$16,138	$46	$13	$22	$221	$302	$16,440

Commercial real estate:

Commercial mortgage	8,459	36	37	29	245	347	8,806

Construction	1,623	40	14	22	146	222	1,845

Total commercial real estate loans	10,082	76	51	51	391	569	10,651

Commercial lease financing	6,054	53	21	37	42	153	6,207

Total commercial loans	$32,274	$175	$85	$110	$654	$1,024	$33,298

Real estate — residential mortgage	$1,676	$22	$12	$9	$84	$127	$1,803

Home equity:

Key Community Bank	9,211	60	34	17	99	210	9,421

Other	591	11	7	5	13	36	627

Total home equity loans	9,802	71	41	22	112	246	10,048

Consumer other — Key Community Bank	1,115	10	5	8	3	26	1,141

Consumer other:

Marine	2,030	34	14	3	31	82	2,112

Other	144	3	1	1	1	6	150

Total consumer other	2,174	37	15	4	32	88	2,262

Total consumer loans	$14,767	$140	$73	$43	$231	$487	$15,254

Total loans	$47,041	$315	$158	$153	$885	$1,511	$48,552

At March 31, 2011, the approximate carrying amount of our commercial nonperforming loans outstanding represented 55% of their original contractual amount, and total nonperforming loans outstanding represented 62% of their original contractual amount. At the same date, OREO represented 49% of its original contractual amount, while loans held for sale and other nonperforming assets in the aggregate represented 53% of their face value.
At March 31, 2011, our twenty largest nonperforming loans totaled $284 million, representing 32% of total loans on nonperforming status from continuing operations as compared to $306 million in nonperforming loans representing 29% of total loans at December 31, 2010 and $558 million in nonperforming loans representing 26% of total loans on nonperforming status at March 31, 2010.

Our nonperforming assets and past due loans were as follows:

	March 31,	December 31,	March 31,
in millions	2011	2010	2010

Total nonperforming loans	$885	$1,068	$2,065

Nonperforming loans held for sale	86	106	195

OREO	97	129	130

Other nonperforming assets	21	35	38

Total nonperforming assets	$1,089	$1,338	$2,428

Impaired loans	$731	$881	$1,791
Impaired loans with a specifically allocated allowance	493	621	1,519
Specifically allocated allowance for impaired loans	39	58	307

Restructured loans included in nonperforming loans(a)	$136	$202	$213
Restructured loans with a specifically allocated allowance (b)	29	57	162
Specifically allocated allowance for restructured loans (c)	9	18	37

Accruing loans past due 90 days or more	$153	$239	$434
Accruing loans past due 30 through 89 days	474	476	639

(a)	Restructured loans (i.e., troubled debt restructurings) are those for which we, for reasons related to a borrower’s financial difficulties, grant a concession that we would not otherwise have considered. To improve the collectability of the loan, typical concessions include reducing the interest rate, extending the maturity date or reducing the principal balance.

(b)	Included in impaired loans with a specifically allocated allowance.

(c)	Included in specifically allocated allowance for impaired loans.
Impaired loans totaled $731 million at March 31, 2011, compared to $881 million at December 31, 2010, and $1.8 billion at March 31, 2010. Of total impaired loans, $493 million required a specifically allocated allowance at March 31, 2011. A total allowance of $39 million was specifically allocated to these loans. At March 31, 2011, aggregate restructured loans (accrual, nonaccrual, and held-for-sale loans) totaled $242 million while at December 31, 2010 total restructured loans totaled $297 million. Although we added $47 million in restructured loans during the first three months of 2011, the overall decrease in restructured loans was primarily attributable to $102 million in payments and charge-offs.

A further breakdown of impaired loans by loan category as of March 31, 2011 follows:

March 31, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded
in millions	Investment	Balance	Allowance	Investment

With no related allowance recorded:
Commercial, financial and agricultural	$176	$84	—	$152
Commercial real estate:
Commercial mortgage	298	156	—	304
Construction	408	121	—	407

Total commercial real estate loans	706	277	—	711
Commercial lease financing	—	—	—	—

Total commercial loans	882	361	—	863

Home equity:
Key Community Bank	2	—	—	3

Total home equity loans	2	—	—	3

Total loans with no related allowance recorded	884	361	—	866

With an allowance recorded:
Commercial, financial and agricultural	277	112	$50	274
Commercial real estate:
Commercial mortgage	189	119	41	198
Construction	83	33	14	125

Total commercial real estate loans	272	152	55	323
Commercial lease financing	42	25	11	48

Total commercial loans	591	289	116	645

Real estate — residential mortgage	50	36	3	53

Home equity:
Key Community Bank	21	21	6	18

Total Home Equity Loans	21	21	6	18

Consumer other — Key Community Bank	25	24	1	27

Total loans with an allowance recorded	687	370	126	743

Total	$1,571	$731	$126	$1,609

At March 31, 2011, we did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status. The amount by which loans and loans held for sale, which were classified as nonperforming, reduced expected interest income was $8 million for the three months ended March 31, 2011 and $22 million for the year ended December 31, 2010.
For continuing operations, the loans outstanding individually evaluated for impairment totaled $493 million, which had a corresponding allowance of $39 million at March 31, 2011. Loans outstanding collectively evaluated for impairment totaled $48 billion, with a corresponding allowance of $1.3 billion at March 31, 2011.

A breakdown of the individual and collective allowance for loan and lease losses and the corresponding loan balances as of March 31, 2011 follows:

	Allowance(a)		Outstanding(a)
March 31, 2011	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
in millions	Impairment	Impairment	Loans	Impairment	Impairment

Commercial, financial and agricultural	$25	$394	$16,440	$143	$16,297
Commercial real estate:
Commercial mortgage	13	373	8,806	218	8,588
Construction	1	116	1,845	128	1,717

Total commercial real estate loans	14	489	10,651	346	10,305
Commercial lease financing	—	132	6,207	2	6,205

Total commercial loans	39	1,015	33,298	491	32,807

Real estate — residential mortgage	—	40	1,803	—	1,803

Home equity:
Key Community Bank	—	111	9,421	2	9,419
Other	—	45	627	—	627

Total home equity loans	—	156	10,048	2	10,046

Consumer other — Key Community Bank	—	50	1,141	—	1,141

Consumer other:
Marine	—	68	2,112	—	2,112
Other	—	4	150	—	150

Total consumer other	—	72	2,262	—	2,262

Total consumer loans	—	318	15,254	2	15,252

Total ALLL — continuing operations	39	1,333	48,552	493	48,059

Discontinued operations	—	111	6,304	—	6,304

Total ALLL — including discontinued operations	$39	$1,444	$54,856	$493	$54,363

(a)   There were no loans acquired with deteriorated credit quality at March 31, 2011.
Our allowance for loan and lease losses decreased by $1.1 billion, or 43%, since the first quarter of 2010. This contraction was associated with the improvement in credit quality of our loan portfolios, which has trended more favorably the past four quarters. Our asset quality showed continued improvement and therefore has resulted in favorable risk rating migration and a reduction in our general allowance. Our general allowance encompasses the application of historical loss rates to our existing loans with similar risk characteristics and an assessment of factors such as changes in economic conditions and changes in credit policies or underwriting standards. Our delinquency trends improved throughout most of 2010 and into 2011. We attribute this improvement to a more moderate level of economic activity, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio.
Changes in the allowance for loan and lease losses are summarized as follows:

	Three months ended March 31,

in millions	2011	2010

Balance at beginning of period — continuing operations	$1,604	$2,534

Charge-offs	(232)	(557)
Recoveries	39	35

Net loans charged off	(193)	(522)

Provision for loan and lease losses from continuing operations	(40)	413

Foreign currency translation adjustment	1	—

Balance at end of period — continuing operations	$1,372	$2,425

The changes in the ALLL by loan category from December 31, 2010 are as follows:

	December 31,					March 31,
in millions	2010	Provision		Charge-offs	Recoveries	2011

Commercial, financial and agricultural	$485	$(34)		$42	$10	$419

Real estate — commercial mortgage	416	13		46	3	386

Real estate — construction	145	2		35	5	117

Commercial lease financing	175	(32)		17	6	132

Total commercial loans	1,221	(51)		140	24	1,054

Real estate — residential mortgage	49	—		10	1	40

Home equity:

Key Community Bank	120	15		25	1	111

Other	57	2		15	1	45

Total home equity loans	177	17		40	2	156

Consumer other — Key Community Bank	57	3		12	2	50

Consumer other:

Marine	89	(2)		27	8	68

Other	11	(6)		3	2	4

Total consumer other:	100	(8)		30	10	72

Total consumer loans	383	12		92	15	318

Total ALLL — continuing operations	1,604	(39	) (a)	232	39	1,372

Discontinued operations	114	32		38	3	111

Total ALLL — including discontinued operations	$1,718	$(7)		$270	$42	$1,483

(a)	Includes $1 million of foreign currency translation adjustment.
The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has decreased since the first quarter of 2010 by $50 million to $69 million at March 31, 2011. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 2.97% of loans at March 31, 2011 compared to 4.55% at March 31, 2010.
Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended March 31,
in millions	2011	2010

Balance at beginning of period	$73	$121

Provision (credit) for losses on lending-related commitments	(4)	(2)

Balance at end of period	$69	$119

5.  Fair Value Measurements
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
We review any changes to valuation methodologies to ensure they are appropriate and justified, and refine valuation methodologies as more market-based data becomes available. We recognize transfers between levels of the fair value hierarchy at the end of the reporting period.
Additional information regarding our accounting policies for the determination of fair value is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 105 of our 2010 Annual Report on Form 10-K.
Qualitative Disclosures of Valuation Techniques
Loans. Most loans recorded as trading account assets are valued based on market spreads for identical assets since they are actively traded. Therefore, these loans are classified as Level 2 because the fair value recorded is based on observable market data for similar assets.
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
Direct investments in properties are initially valued based upon the transaction price. The carrying amount is then adjusted based upon the estimated future cash flows associated with the investments. Inputs used in determining future cash flows include the cost of build-out, future selling prices, current market outlook and operating performance of the particular investment. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to use statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. Private equity and mezzanine investments are classified as Level 3 assets since our judgment significantly influences the determination of fair value.
Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of the funds and related unfunded commitments at March 31, 2011:

March 31, 2011		Unfunded
in millions	Fair Value	Commitments

INVESTMENT TYPE
Passive funds (a)	$16	$5
Co-managed funds (b)	11	16

Total	$27	$21

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to five years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of three to six years.
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
Our indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing; these investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. These investments are classified as Level 3 assets since our assumptions influence the overall determination of fair value. The following table presents the fair value of the indirect funds and related unfunded commitments at March 31, 2011:

March 31, 2011		Unfunded
in millions	Fair Value	Commitments

INVESTMENT TYPE
Private equity funds (a)	$540	$186
Hedge funds (b)	8	—

Total	$548	$186

(a)	Consists of buyout, venture capital and fund of funds. These investments can never be redeemed with the investee funds. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to ten years.

(b)	Consists of funds invested in long and short positions of “stressed and distressed” fixed income-oriented securities with the goal of producing attractive risk-adjusted returns. The investments can be redeemed quarterly with 45 days’ notice. However, the fund’s general partners may impose quarterly redemption limits that may delay receipt of requested redemptions.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

March 31, 2011
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$556	—	$556
Trading account assets:
U.S. Treasury, agencies and corporations	—	576	—	576
States and political subdivisions	—	80	—	80
Collateralized mortgage obligations	—	104	—	104
Other mortgage-backed securities	—	135	$1	136
Other securities	$5	134	—	139

Total trading account securities	5	1,029	1	1,035
Commercial loans	—	6	—	6

Total trading account assets	5	1,035	1	1,041
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9	—	9
States and political subdivisions	—	150	—	150
Collateralized mortgage obligations	—	18,289	—	18,289
Other mortgage-backed securities	—	981	—	981
Other securities	13	6	—	19

Total securities available for sale	13	19,435	—	19,448
Other investments:
Principal investments:
Direct	—	—	395	395
Indirect	—	—	548	548

Total principal investments	—	—	943	943
Equity and mezzanine investments:
Direct	—	—	25	25
Indirect	—	—	27	27

Total equity and mezzanine investments	—	—	52	52

Total other investments	—	—	995	995
Derivative assets:
Interest rate	1	1,429	81	1,511
Foreign exchange	110	94	—	204
Energy and commodity	—	418	—	418
Credit	—	26	10	36
Equity	—	3	—	3

Derivative assets	111	1,970	91	2,172
Netting adjustments(a)	—	—	—	(1,167)

Total derivative assets	111	1,970	91	1,005
Accrued income and other assets	7	266	—	273

Total assets on a recurring basis at fair value	$136	$23,262	$1,087	$23,318

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$605	—	$605
Bank notes and other short-term borrowings:
Short positions	$1	622	—	623
Derivative liabilities:
Interest rate	—	1,181	—	1,181
Foreign exchange	104	264	—	368
Energy and commodity	—	430	—	430
Credit	—	30	$6	36
Equity	—	3	—	3

Derivative liabilities	104	1,908	6	2,018
Netting adjustments(a)	—	—	—	(912)

Total derivative liabilities	104	1,908	6	1,106
Accrued expense and other liabilities	—	249	—	249

Total liabilities on a recurring basis at fair value	$105	$3,384	$6	$2,583

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2010
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$373	—	$373
Trading account assets:
U.S. Treasury, agencies and corporations	—	501	—	501
States and political subdivisions	—	66	—	66
Collateralized mortgage obligations	—	34	—	34
Other mortgage-backed securities	—	137	$1	138
Other securities	$145	69	21	235

Total trading account securities	145	807	22	974
Commercial loans	—	11	—	11

Total trading account assets	145	818	22	985
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8	—	8
States and political subdivisions	—	172	—	172
Collateralized mortgage obligations	—	20,665	—	20,665
Other mortgage-backed securities	—	1,069	—	1,069
Other securities	13	6	—	19

Total securities available for sale	13	21,920	—	21,933
Other investments:
Principal investments:
Direct	—	—	372	372
Indirect	—	—	526	526

Total principal investments	—	—	898	898
Equity and mezzanine investments:
Direct	—	—	20	20
Indirect	—	—	30	30

Total equity and mezzanine investments	—	—	50	50

Total other investments	—	—	948	948
Derivative assets:
Interest rate	—	1,691	75	1,766
Foreign exchange	92	88	—	180
Energy and commodity	—	317	1	318
Credit	—	27	12	39
Equity	—	1	—	1

Derivative assets	92	2,124	88	2,304
Netting adjustments (a)	—	—	—	(1,298)

Total derivative assets	92	2,124	88	1,006
Accrued income and other assets	1	76	—	77

Total assets on a recurring basis at fair value	$251	$25,311	$1,058	$25,322

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$572	—	$572
Bank notes and other short-term borrowings:
Short positions	—	395	—	395
Derivative liabilities:
Interest rate	—	1,335	—	1,335
Foreign exchange	$82	323	—	405
Energy and commodity	—	335	—	335
Credit	—	30	$1	31
Equity	—	1	—	1

Derivative liabilities	82	2,024	1	2,107
Netting adjustments (a)	—	—	—	(965)

Total derivative liabilities	82	2,024	1	1,142
Accrued expense and other liabilities	—	66	—	66

Total liabilities on a recurring basis at fair value	$82	$3,057	$1	$2,175

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements
The following tables show the change in the fair values of our Level 3 financial instruments for the three months ended March 31, 2011 and 2010. We mitigate the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following tables. Therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets						Other Investments										Derivative Instruments					(a)
	Other										Equity and				Accrued
	Mortgage-						Principal Investments				Mezzanine Investments				Income
	Backed		Other		Commercial										and Other		Interest		Energy and
in millions	Securities		Securities		Loans		Direct		Indirect		Direct		Indirect		Assets		Rate		Commodity		Credit

Balance at December 31, 2010	$1		$21		—		$372		$526		$20		$30		—		$75		$1		$11

Gains (losses) included in earnings	—	(b)	—	(b)	—	(b)	2	(c)	33	(c)	5	(c)	(1)	(c)	—	(c)	4	(b)	(1)	(b)	(1)	(b)
Purchases	—		—		—		28		14		—		2		—		—		—		(6)
Sales	—		—		—		(7)		(25)		—		—		—		(2)		—		—
Issuances	—		—		—		—		—		—		—		—		—		—		—
Settlements	—		(21)		—		—		—		—		(1)		—		—		—		—
Transfers into Level 3	—		—		—		—		—		—		—		—		7		—		—
Transfers out of Level 3	—		—		—		—		—		—		(3)		—		(3)		—		—

Balance at March 31, 2011	$1		—		—		$395		$548		$25		$27		—		$81		—		$4

Unrealized gains (losses) included in earnings	—	(b)	—	(b)	—	(b)	$2	(c)	$24	(c)	$10	(c)	$(4)	(c)	—	(c)	—	(b)	—	(b)	—	(b)

	Trading Account Assets						Other Investments										Derivative Instruments					(a)
	Other										Equity and				Accrued
	Mortgage-						Principal Investments				Mezzanine Investments				Income
	Backed		Other		Commercial										and Other		Interest		Energy and
in millions	Securities		Securities		Loans		Direct		Indirect		Direct		Indirect		Assets		Rate		Commodity		Credit

Balance at December 31, 2009	$29		$423		$19		$538		$497		$26		$31		—		$99		—		$9

Gains (losses) included in earnings	—	(b)	—	(b)	—	(b)	15	(c)	23	(c)	2	(c)	(2)	(c)	—	(c)	(9)	(b)	—	(b)	1	(b)
Purchases, sales, issuances and settlements	—		(224)		(8)		(11)		(2)		(2)		4		$3		(3)		—		—
Net transfers into (out of) Level 3	—		—		—		(8)		—		6		—		—		(7)		—		—

Balance at March 31, 2010	$29		$199		$11		$534		$518		$32		$33		$3		$80		—		$10

Unrealized gains (losses) included in earnings	—	(b)	—	(b)	$(1)	(b)	$16	(c)	$19	(c)	$7	(c)	$(2)	(c)	—	(c)	$(19)	(b)	—	(b)	—	(b)

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investments” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement. Realized and unrealized gains and losses on investments included in accrued income and other assets are reported in “other income” on the income statement.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010:

	March 31, 2011				December 31, 2010
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$107	$107	—	—	$219	$219
Loans held for sale (a)	—	—	33	33	—	—	15	15
Operating lease assets	—	—	—	—	—	—	—	—
Goodwill and other intangible assets	—	—	—	—	—	—	—	—
Accrued income and other assets	—	$19	24	43	—	$39	23	62

Total assets on a nonrecurring basis at fair value	—	$19	$164	$183	—	$39	$257	$296

(a)	During the first quarter of 2011, we transferred $11 million of commercial and consumer loans from held-for-sale status to the held-to-maturity portfolio at their current fair value.

Impaired loans. We typically adjust the carrying amount of our impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral or the loan’s observable market price. Cash flow analysis considers internally developed inputs, such as discount rates, default rates, costs of foreclosure and changes in real estate values. The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations and assessments provided by third-party appraisers. We perform or reaffirm appraisals of collateral-dependent impaired loans at least annually. Appraisals may occur more frequently if the most recent appraisal does not accurately reflect the current market, the debtor is seriously delinquent or chronically past due, or material deterioration in the performance of the project or condition of the property has occurred. Adjustments to outdated appraisals that result in an appraisal value less than the carrying amount of a collateral-dependent impaired loan are reflected in the allowance for loan and lease losses. Impaired loans with a specifically allocated allowance based on cash flow analysis or the underlying collateral are classified as Level 3 assets, while those with a specifically allocated allowance based on an observable market price that reflects recent sale transactions for similar loans and collateral are classified as Level 2. Current market conditions, including credit risk profiles and decreased real estate values, impacted the inputs used in our internal valuation analysis, resulting in write-downs of impaired loans during the first quarter of 2011.
Loans held for sale and operating lease assets. Through a quarterly analysis of our loan and lease portfolios held for sale, we determined that adjustments were necessary to record some of the portfolios at the lower of cost or fair value in accordance with GAAP. Adjusted loans held for sale portfolios totaled $33 million at March 31, 2011 and $15 million at December 31, 2010. Current market conditions, including credit risk profiles, liquidity and decreased real estate values, impacted the inputs used in our internal models and other valuation methodologies, resulting in write-downs of these loan and lease portfolios.
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
Goodwill and other intangible assets. On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of the goodwill and other intangible assets assigned to Key Community Bank and Key Corporate Bank. We also perform an annual impairment test for goodwill. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally. Inputs used include market available data, such as industry, historical, and expected growth rates and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified these assets as Level 3. For additional information on the results of recent goodwill impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) on page 135 of our 2010 Annual Report on Form 10-K.
The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions; therefore, the assets are classified as Level 3. We use various assumptions depending on the type of intangible being valued; our assumptions may include such items as attrition rates, types of customers, revenue streams, prepayment rates, refinancing probabilities and credit defaults. There was no impairment of other intangible assets during the quarter ended March 31, 2011.
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
Fair Value Disclosures of Financial Instruments
The carrying amount and fair value of our financial instruments at March 31, 2011 and December 31, 2010 are shown in the following table:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
in millions	Amount	Value	Amount	Value

ASSETS
Cash and short-term investments (a)	$4,245	$4,245	$1,622	$1,622
Trading account assets (e)	1,041	1,041	985	985
Securities available for sale (e)	19,448	19,448	21,933	21,933
Held-to-maturity securities (b)	19	19	17	17
Other investments (e)	1,402	1,402	1,358	1,358
Loans, net of allowance (c)	47,180	45,766	48,503	46,140
Loans held for sale (e)	426	426	467	467
Mortgage servicing assets (d)	182	232	196	284
Derivative assets (e)	1,005	1,005	1,006	1,006

LIABILITIES
Deposits with no stated maturity (a)	$44,636	$44,636	$45,598	$45,598
Time deposits (d)	16,174	16,637	15,012	15,502
Short-term borrowings (a)	2,917	2,917	3,196	3,196
Long-term debt (d)	11,048	11,151	10,592	10,611
Derivative liabilities (e)	1,106	1,106	1,142	1,142

Valuation Methods and Assumptions
(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of the loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of derivative assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.
We use valuation methods based on exit market prices in accordance with the applicable accounting guidance for fair value measurements. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During the first quarter of 2011, the fair values of our loan portfolios improved primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change significantly. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.
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
♦	loans at carrying value, net of allowance, of $3.1 billion ($2.7 billion fair value) at March 31, 2011 and $3.2 billion ($2.8 billion fair value) at December 31, 2010;

♦	loans held for sale of $14 million at March 31, 2011 and $15 million at December 31, 2010; and

♦	loans in the trusts at fair value of $3.1 billion at March 31, 2011 and December 31, 2010.
Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $2.9 billion in fair value at March 31, 2011 and $3.0 billion in fair value at December 31, 2010, are also excluded from the above table. Additional information regarding the consolidation of the education lending securitization trusts is provided in Note 11 (“Divestiture and Discontinued Operations”).
Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $1.8 billion at March 31, 2011 and December 31, 2010 are included in “Loans, net of allowance” in the above table.
Short-term financial instruments. For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.
6. Securities
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

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$9	—	—	$9
States and political subdivisions	148	$2	—	150
Collateralized mortgage obligations	17,998	331	$40	18,289
Other mortgage-backed securities	913	68	—	981
Other securities	14	5	—	19

Total securities available for sale	$19,082	$406	$40	$19,448

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1	—	—	$1
Other securities	18	—	—	18

Total held-to-maturity securities	$19	—	—	$19

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	170	$2	—	172
Collateralized mortgage obligations	20,344	408	$87	20,665
Other mortgage-backed securities	998	71	—	1,069
Other securities	15	4	—	19

Total securities available for sale	$21,535	$485	$87	$21,933

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1	—	—	$1
Other securities	16	—	—	16

Total held-to-maturity securities	$17	—	—	$17

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	81	$2	—	83
Collateralized mortgage obligations	14,789	227	$32	14,984
Other mortgage-backed securities	1,270	85	—	1,355
Other securities	107	17	1	123

Total securities available for sale	$16,255	$331	$33	$16,553

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$3	—	—	$3
Other securities	19	—	—	19

Total held-to-maturity securities	$22	—	—	$22

The following table summarizes our securities available for sale that were in an unrealized loss position as of March 31, 2011, December 31, 2010, and March 31, 2010.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

MARCH 31, 2011
Securities available for sale:
Collateralized mortgage obligations	$3,819	$40	—	—	$3,819	$40

Total temporarily impaired securities	$3,819	$40	—	—	$3,819	$40

DECEMBER 31, 2010
Securities available for sale:
Collateralized mortgage obligations	$4,028	$87	—	—	$4,028	$87

Total temporarily impaired securities	$4,028	$87	—	—	$4,028	$87

March 31, 2010
Securities available for sale:
Collateralized mortgage obligations	$3,249	$32	—	—	$3,249	$32
Other securities	8	—	$3	$1	11	1

Total temporarily impaired securities	$3,257	$32	$3	$1	$3,260	$33

The $40 million of gross unrealized losses at March 31, 2011 relates to 33 fixed-rate collateralized mortgage obligations, which we invested in as part of an overall A/LM strategy. Since these securities have fixed interest rates, their fair value is sensitive to movements in market interest rates. These securities have a weighted-average maturity of 4.2 years at March 31, 2011.
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
Debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended March 31, 2011.

Three months ended March 31, 2011

in millions

Balance at December 31, 2010	$4
Impairment recognized in earnings	—

Balance at March 31, 2011	$4

Realized gains and losses related to securities available for sale were as follows:
Three months ended March 31, 2011

in millions

Realized gains	$21
Realized losses	(22)

Net securities gains (losses)	$(1)

At March 31, 2011, securities available for sale and held-to-maturity securities totaling $11.9 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
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

	Securities		Held-to-Maturity
	Available for Sale		Securities
March 31, 2011	Amortized	Fair	Amortized	Fair
in millions	Cost	Value	Cost	Value

Due in one year or less	$449	$461	$5	$5
Due after one through five years	18,434	18,780	14	14
Due after five through ten years	113	120	—	—
Due after ten years	86	87	—	—

Total	$19,082	$19,448	$19	$19

7.  Derivatives and Hedging Activities
We are a party to various derivative instruments, mainly through our subsidiary, KeyBank. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no net investment and allow for the net settlement of positions. A derivative’s notional amount serves as the basis for the payment provision of the contract, and takes the form of units, such as shares or dollars. A derivative’s underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract.
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
At March 31, 2011, after taking into account the effects of bilateral collateral and master netting agreements, we had $203 million of derivative assets and $149 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $802 million and derivative liabilities of $957 million that were not designated as hedging instruments.
The recently enacted Dodd-Frank Act may limit the types of derivatives activities that KeyBank and other insured depository institutions may conduct. As a result, our use of one or more of the types of derivatives noted above may change in the future.
Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives”, on page 104 of our 2010 Annual Report on Form 10-K.
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
Derivatives Not Designated in Hedge Relationships
On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. The amount of these contracts at March 31, 2011 was not significant.
Like other financial services institutions, we originate loans and extend credit, both of which expose us to credit risk. We actively manage our overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives. This process entails the use of credit derivatives -- primarily credit default swaps. Credit default swaps enable us to transfer to a third party a portion of the credit risk associated with a particular extension of credit, and to manage portfolio concentration and correlation risks. Occasionally, we also provide credit protection to other lenders through the sale of credit default swaps. This objective is accomplished primarily through the use of an investment-grade diversified dealer-traded basket of credit default swaps. These transactions may generate fee income, and diversify and reduce overall portfolio credit risk volatility. Although we use credit default swaps for risk management purposes, they are not treated as hedging instruments as defined by the applicable accounting guidance for derivatives and hedging.
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
Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross basis as of March 31, 2011, December 31, 2010, and March 31, 2010. The change in the notional amounts of these derivatives by type from December 31, 2010 to March 31, 2011 indicates the volume of our derivative transaction activity during the first quarter of 2011. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	March 31, 2011			December 31, 2010			March 31, 2010
		Fair Value			Fair Value			Fair Value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Notional	Derivative	Derivative
in millions	Amount	Assets	Liabilities	Amount	Assets	Liabilities	Amount	Assets	Liabilities

Derivatives designated as
hedging instruments:
Interest rate	$10,151	$383	$41	$10,586	$458	$17	$15,964	$487	$5
Foreign exchange	1,162	—	175	1,093	—	240	1,712	53	259

Total	11,313	383	216	11,679	458	257	17,676	540	264

Derivatives not designated as
hedging instruments:
Interest rate	49,941	1,128	1,140	48,344	1,308	1,319	72,334	1,452	1,383
Foreign exchange	6,494	204	193	5,946	180	164	6,296	189	164
Energy and commodity	1,995	418	430	1,827	318	335	1,969	415	437
Credit	3,127	36	36	3,375	39	31	3,863	52	38
Equity	18	3	3	20	1	1	13	1	1

Total	61,575	1,789	1,802	59,512	1,846	1,850	84,475	2,109	2,023

Netting adjustments (a)	—	(1,167)	(912)	—	(1,298)	(965)	—	(1,586)	(1,184)

Total derivatives	$72,888	$1,005	$1,106	$71,191	$1,006	$1,142	$102,151	$1,063	$1,103

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral.
Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the three-month period ended March 31, 2011, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of March 31, 2011.
The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the three-month periods ended March 31, 2011 and 2010, and where they are recorded on the income statement.

	Three months ended March 31, 2011
		Net Gains			Net Gains
	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on
in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item

Interest rate	Other income	$(84)	Long-term debt	Other income	$80	(a)
Interest rate	Interest expense – Long-term debt	54
Foreign exchange	Other income	65	Long-term debt	Other income	(69)	(a)
Foreign exchange	Interest expense – Long-term debt	2	Long-term debt	Interest expense – Long-term debt	(4)	(b)

Total		$37			$7

	Three months ended March 31, 2010
		Net Gains			Net Gains
	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on
in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item

Interest rate	Other income	$47	Long-term debt	Other income	$(46)	(a)
Interest rate	Interest expense – Long-term debt	59
Foreign exchange	Other income	(108)	Long-term debt	Other income	104	(a)
Foreign exchange	Interest expense – Long-term debt	2	Long-term debt	Interest expense – Long-term debt	(4)	(b)

Total		—			$54

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.
Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and is subsequently reclassified into income when the hedged transaction impacts earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the three-month period ended March 31, 2011, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of March 31, 2011.
The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the three-month periods ended March 31, 2011 and 2010, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Three months ended March 31, 2011
			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$(1)	Interest income – Loans	$17	Other income	—
Interest rate	3	Interest expense – Long-term debt	(3)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—

Total	$2		$14		—

	Three months ended March 31, 2010
			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$27	Interest income – Loans	$77	Other income	—
Interest rate	(3)	Interest expense – Long-term debt	(5)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—

Total	$24		$72		—

The after-tax change in AOCI resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2011	of Gains to	March 31,
in millions	2010	Hedging Activity	Net Income	2011

AOCI resulting from cash flow hedges	$8	$1	$(9)	—

Considering the interest rates, yield curves and notional amounts as of March 31, 2011, we would expect to reclassify an estimated $7 million of net losses on derivative instruments from AOCI to income during the next twelve months. In addition, we expect to reclassify approximately $14 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. The maximum length of time over which we hedge forecasted transactions is 17 years.
Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.
The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2011 and 2010, and where they are recorded on the income statement.

	Three months ended March 31,
in millions	2011	2010

NET GAINS (LOSSES) (a)
Interest rate	$2	$3
Foreign exchange	10	9
Energy and commodity	2	2
Credit	(7)	3

Total net gains (losses)	$7	$17

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The collateral netted against derivative assets on the balance sheet totaled $264 million at March 31, 2011, $331 million at December 31, 2010, and $406 million at March 31, 2010. The collateral netted against derivative liabilities totaled $10 million at March 31, 2011, $2 million at December 31, 2010, and $3 million at March 31, 2010.
The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

	March 31,	December 31,	March 31,
in millions	2011	2010	2010

Largest gross exposure (derivative asset) to an individual counterparty	$138	$168	$223
Collateral posted by this counterparty	19	25	21
Derivative liability with this counterparty	276	275	316
Collateral pledged to this counterparty	160	141	118
Net exposure after netting adjustments and collateral	3	9	5

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

	March 31,	December 31,	March 31,
in millions	2011	2010	2010

Interest rate	$939	$1,134	$1,156
Foreign exchange	116	104	155
Energy and commodity	200	84	138
Credit	11	14	20
Equity	3	1	—

Derivative assets before collateral	1,269	1,337	1,469
Less: Related collateral	264	331	406

Total derivative assets	$1,005	$1,006	$1,063

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes and proprietary trading purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At March 31, 2011, after taking into account the effects of bilateral collateral and master netting agreements, we had gross exposure of $750 million to broker-dealers and banks. We had net exposure of $213 million after the application of master netting agreements and collateral; our net exposure to broker-dealers and banks at March 31, 2011, was reduced to $16 million with $197 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by entering into offsetting positions, U.S. Treasuries, Eurodollar futures and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $36 million at March 31, 2011, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2010, the default reserve was $48 million. At March 31, 2011, after taking into account the effects of master netting agreements, we had gross exposure of $1 billion to client counterparties. We had net exposure of $791 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.
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

	March 31, 2011			December 31, 2010			March 31, 2010
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net

Single name credit default swaps	$(11)	$11	—	$(8)	$9	$1	$5	$3	$8
Traded credit default swap indices	—	2	$2	—	2	2	1	2	3
Other	4	—	4	5	—	5	4	(1)	3

Total credit derivatives	$(7)	$13	$6	$(3)	$11	$8	$10	$4	$14

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
The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2011, December 31, 2010, and March 31, 2010. Except as noted, the payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	March 31, 2011			December 31, 2010				March 31, 2010
		Average	Payment /		Average	Payment /			Average	Payment /
	Notional	Term	Performance	Notional	Term	Performance		Notional	Term	Performance
dollars in millions	Amount	(Years)	Risk	Amount	(Years)	Risk		Amount	(Years)	Risk

Single name credit default swaps	$955	2.30	3.40%	$942	2.42	3.93%		$1,114	2.41	5.29%
Traded credit default swap indices	369	3.37	3.76	369	3.86	6.68		394	4.29	7.49
Other	16	1.45	4.28	48	2.00	Low	(a)	46	2.25	6.98

Total credit derivatives sold	$1,340	—	—	$1,359	—	—		$1,554	—	—

(a)	The other credit derivatives were not referenced to an entity’s debt obligation. We determined the payment/performance risk based on the probability that we could be required to pay the maximum amount under the credit derivatives. We have determined that the payment/performance risk associated with the other credit derivatives was low (i.e., less than or equal to 30% probability of payment).
Credit Risk Contingent Features
We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2011, KeyBank’s ratings with Moody’s and S&P were “A3” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there was a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of March 31, 2011, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $1 billion, which includes $531 million in derivative assets and $1.5 billion in derivative liabilities. We had $1 billion in cash and securities collateral posted to cover those positions as of March 31, 2011.
The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2011, December 31, 2010, and March 31, 2010. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of March 31, 2011, and take into account all collateral already posted. At March 31, 2011, KeyCorp did not have any derivatives in a net liability position that contained credit risk contingent features.

	March 31, 2011		December 31, 2010		March 31, 2010
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P

KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A2	A-

One rating downgrade	$18	$18	$16	$16	$27	$17
Two rating downgrades	28	28	27	27	45	25
Three rating downgrades	33	33	32	32	53	30

If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2011, payments of up to $35 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. KeyBank’s long-term senior unsecured credit rating currently is four ratings above investment grade at Moody’s and S&P.

8.  Mortgage Servicing Assets
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

	Three months ended March 31,
in millions	2011	2010

Balance at beginning of period	$196	$221
Servicing retained from loan sales	3	1
Amortization	(17)	(11)

Balance at end of period	$182	$211

Fair value at end of period	$232	$315

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The primary economic assumptions used to measure the fair value of our mortgage servicing assets at March 31, 2011 and 2010, are:
♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00% to 3.00%;

♦	residual cash flows discount rate of 7.00% to 15.00%; and

♦	value assigned to escrow funds at an interest rate of 2.50% to 7.18%.
Changes in these economic assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced and expected credit losses are critical to the valuation of servicing assets. At March 31, 2011, a 1.00% decrease in the value assigned to the escrow deposits would cause a $31 million decrease in the fair value of our mortgage servicing rights; and an increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $5 million decrease in the fair value of our mortgage servicing assets.
Contractual fee income from servicing commercial mortgage loans totaled $21 million and $18 million for the three-month periods ended March 31, 2011 and 2010, respectively. We have elected to remeasure servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.
Subsequent to its January 19, 2011 publicly issued announcement, Moody’s, a credit rating agency that rates KeyCorp and KeyBank debt securities, indicated to KeyBank that certain escrow deposits associated with our mortgage servicing operations will be required to be moved to another financial institution which meets Moody’s minimum ratings threshold. As a result of this decision by Moody’s, during the first quarter of 2011, KeyBank transferred approximately $1.5 billion of these escrow deposit balances to an acceptably-rated institution resulting in an immaterial impairment of the related mortgage servicing assets. We funded this movement of the escrow deposits by selling a similar amount of securities available for sale at the time of the transfer. KeyBank has ample liquidity reserves to offset the loss of these deposits and expects to remain in a strong liquidity position.
Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 103 of our 2010 Annual Report on Form 10-K and Note 11 (“Divestiture and Discontinued Operations”) under the heading “Education lending.”

9.  Variable Interest Entities
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

	Consolidated VIEs		Unconsolidated VIEs
	Total	Total	Total	Total	Maximum
in millions	Assets	Liabilities	Assets	Liabilities	Exposure to Loss

March 31, 2011
LIHTC funds	$85	N/A	$149	—	—
Education loan securitization trusts	3,104	$2,928	N/A	N/A	N/A
LIHTC investments	N/A	N/A	1,116	—	$463

Our involvement with VIEs is described below.
Consolidated VIEs
LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $69 million at March 31, 2011. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.
We have not formed new funds or added LIHTC partnerships since October 2003. However, we continue to act as asset manager and provide occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, we have determined that we are the primary beneficiary of these funds. We did not record any additional expenses related to this guarantee obligation during the first three months of 2011. Additional information on return guarantee agreements with LIHTC investors is presented in Note 12 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Guarantees.”
In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At March 31, 2011, we estimated the settlement value of these third-party interests to be between $48 million and $56 million, while the recorded value, including reserves, totaled $99 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.
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

We consolidated our ten outstanding education loan securitization trusts as of January 1, 2010. We were required to consolidate these trusts because we hold the residual interests and as the master servicer we have the power to direct the activities that most significantly impact the trusts’ economic performance. We elected to consolidate these trusts at fair value. The trust assets can be used only to settle the obligations or securities that the trusts issue; we cannot sell the assets or transfer the liabilities. The security holders or beneficial interest holders do not have recourse to us, and we do not have any liability recorded related to their securities. Additional information regarding the education loan securitization trusts is provided in Note 11 (“Divestiture and Discontinued Operations”) under the heading “Education lending.”
Unconsolidated VIEs
LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly impact the economic performance of these entities. At March 31, 2011, assets of these unconsolidated nonguaranteed funds totaled $149 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.
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
At March 31, 2011, assets of these unconsolidated LIHTC operating partnerships totaled approximately $1.1 billion. At March 31, 2011, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $384 million plus $79 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During the first three months of 2011, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.
We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $1.0 billion at March 31, 2011. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 12 under the heading “Return guarantee agreement with LIHTC investors.”
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
10.  Income Taxes
Income Tax Provision
In accordance with the applicable accounting guidance, the principal method established for computing the provision for income taxes in interim periods requires us to make our best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes. Additionally, the accounting guidance allows for an alternative method to computing the effective tax rate and, thus the interim provision for income taxes, when a taxpayer is unable to calculate a reliable estimate of the effective tax rate for the entire year. Due to the current economic environment, we have concluded that the alternative method is more reliable in determining the provision for income taxes for the first quarter of 2011, as well as 2010. The provision for the current quarter is calculated by applying the statutory federal income tax rate to the quarter’s consolidated operating income before taxes after modifications for non-taxable items recognized in the quarter which include income from corporate-owned life insurance and tax credits related to investments in low income housing projects and then adding state taxes.

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 28.2% for the first quarter of 2011, 33.9% for the fourth quarter of 2010, and 66.7% for the first quarter of 2010.
The effective tax rates for both the current quarter of 2011 and fourth quarter of 2010 are below our combined federal and state statutory tax rate of 37.2%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance, and credits associated with investments in low-income housing projects. The effective tax rate for the first quarter of 2010 is higher than our statutory tax rate, mainly due to pre-tax book losses for the quarter creating a tax benefit, which is further increased for the tax impact from the investments in tax-advantaged assets.
Deferred Tax Asset
As of March 31, 2011, we had a net deferred tax asset from continuing operations of $348 million compared to $430 million as of December 31, 2010 and $651 million as of March 31, 2010 included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. Based on these criteria, and in particular our projections for future taxable income, we currently believe that it is more-likely-than-not that we will realize the net deferred tax asset in future periods.
Unrecognized Tax Benefits
As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
11.  Divestiture and Discontinued Operations
Divestiture
Tuition Management Systems. On November 21, 2010, we entered into a definitive agreement to sell substantially all of the net assets of the Tuition Management Systems business (TMS) to a wholly-owned subsidiary of Boston-based First Marblehead Corporation, for approximately $47 million in cash. TMS, which is based in Warwick, Rhode Island, provides tuition billing, planning, counseling and payment technology services to approximately 1,200 colleges, universities and elementary and secondary schools in 47 states. The transaction closed on December 31, 2010. We wrote off against the purchase price, to determine the net gain on sale, $15 million of customer relationship intangible assets in conjunction with this transaction.
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
The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended March 31,
in millions	2011	2010

Net interest income	$36	$40
Provision for loan and lease losses	32	24

Net interest income (expense) after provision for loan and lease losses	4	16
Noninterest income	(10)	(1)
Noninterest expense	11	12

Income (loss) before income taxes	(17)	3
Income taxes	(6)	1

Income (loss) from discontinued operations, net of taxes (a)	$(11)	$2

(a)	Includes after-tax charges of $13 million and $14 million for the three-month periods ended March 31, 2011 and 2010, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.
The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

	March 31,	December 31,	March 31,
in millions	2011	2010	2010

Loans at fair value	$3,065	$3,125	$2,573
Loans, net of unearned income of $1, $1 and $1	3,239	3,326	3,449
Less: Allowance for loan and lease losses	111	114	145

Net loans	6,193	6,337	5,877
Loans held for sale	14	15	246
Accrued income and other assets	153	169	217

Total assets	$6,360	$6,521	$6,340

Noninterest-bearing deposits	—	—	$30
Accrued expense and other liabilities	$34	$31	53
Securities at fair value	2,894	2,966	2,406

Total liabilities	$2,928	$2,997	$2,489

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
The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts are comprised of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $176 million as of March 31, 2011. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.
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

At March 31, 2011, the primary economic assumptions used to measure the fair value of the assets and liabilities of the trusts are shown in the following table. The fair value is determined by calculating the present value of the future expected cash flows; those cash flows are affected by the following assumptions. We rely on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts because observable market data is not available.

March 31, 2011

Weighted-average life (years)	1.4 - 6.1

PREPAYMENT SPEED ASSUMPTIONS (ANNUAL RATE)	4.00% - 26.00%

EXPECTED CREDIT LOSSES	2.00% - 80.00%

LOAN DISCOUNT RATES (ANNUAL RATE)	3.66% - 9.63%

SECURITY DISCOUNT RATES (ANNUAL RATE)	3.34% - 9.60%

EXPECTED DEFAULTS (STATIC RATE)	3.75% - 40.00%

The following table shows the consolidated trusts’ assets and liabilities at fair value and their related contractual values as of March 31, 2011. At March 31, 2011, loans held by the trusts with unpaid principal balances of $43 million ($40 million on a fair value basis) were 90 days or more past due, and loans aggregating $20 million ($18 million on a fair value) were in nonaccrual status.

March 31, 2011	Contractual	Fair
in millions	Amount	Value

ASSETS
Loans	$3,282	$3,065
Other assets	39	39

LIABILITIES
Securities	$3,396	$2,894
Other liabilities	34	34

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value on a recurring basis.

March 31, 2011
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Loans	—	—	$3,065	$3,065
Other assets	—	—	39	39

Total assets on a recurring basis at fair value	—	—	$3,104	$3,104

LIABILITIES MEASURED ON A RECURRING BASIS
Securities	—	—	$2,894	$2,894
Other liabilities	—	—	34	34

Total liabilities on a recurring basis at fair value	—	—	$2,928	$2,928

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts for the three-month period ended March 31, 2011.

	Trust
	Student	Other	Trust	Other
in millions	Loans	Assets	Securities	Liabilities

Balance at January 1, 2011	$3,125	$45	$2,966	$31
Gains (losses) recognized in earnings (a)	31	—	41	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(91)	(6)	(113)	3

Balance at March 31, 2011	$3,065	$39	$2,894	$34

(a)	Gains (losses) on the Trust Student Loans and Trust Securities were driven primarily by fair value adjustments.
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
The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended March 31,
in millions	2011	2010

Noninterest income	$1	$3
Other noninterest expense	1	2

Income (loss) before income taxes	—	1
Income taxes	—	1

Income (loss) from discontinued operations, net of taxes	—	—

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

	March 31,	December 31,	March 31,
in millions	2011	2010	2010

Cash and due from banks	$33	$33	$31
Other intangible assets	—	—	1
Accrued income and other assets	—	—	2

Total assets	$33	$33	$34

Accrued expense and other liabilities	$1	$1	$1

Total liabilities	$1	$1	$1

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended March 31,
in millions	2011	2010

Net interest income	$36	$40
Provision for loan and lease losses	32	24

Net interest income (expense) after provision for loan and lease losses	4	16
Noninterest income	(9)	2
Noninterest expense	12	14

Income (loss) before income taxes	(17)	4
Income taxes	(6)	2

Income (loss) from discontinued operations, net of taxes (a)	$(11)	$2

(a)	Includes after-tax charges of $13 million and $14 million for the three-month periods ended March 31, 2011 and 2010, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.
The combined assets and liabilities of the discontinued operations are as follows:

	March 31,	December 31,	March 31,
in millions	2011	2010	2010

Cash and due from banks	$33	$33	$31
Loans at fair value	3,065	3,125	2,573
Loans, net of unearned income of $1, $1 and $1	3,239	3,326	3,449
Less: Allowance for loan and lease losses	111	114	145

Net loans	6,193	6,337	5,877
Loans held for sale	14	15	246
Other intangible assets	—	—	1
Accrued income and other assets	153	169	219

Total assets	$6,393	$6,554	$6,374

Noninterest-bearing deposits	—	—	$30
Accrued expense and other liabilities	$35	$32	54
Securities at fair value	2,894	2,966	2,406

Total liabilities	$2,929	$2,998	$2,490

12.  Contingent Liabilities and Guarantees
Legal Proceedings
The following provides information on material developments in our legal proceedings during the quarter. For additional information on our legal proceedings, we refer you to our 2010 Annual Report on Form 10-K, Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on pages 147 to 148.
Shareholder derivative matter.
In re: KeyCorp Derivative Litigation. As previously announced, on March 25, 2011, KeyCorp and the other defendants entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the plaintiffs in the purported shareholders’ derivative action captioned In re KeyCorp Derivative Litigation, Lead Case No. 1:10-cv-01786-DAP, pending in the United States District Court for the Northern District of Ohio. Pursuant to the settlement, KeyCorp’s Board of Directors agreed to implement certain corporate governance enhancements related to executive-compensation matters.
On April 28, 2011, the court approved the settlement and dismissed the litigation with prejudice.
Additional information concerning the corporate governance enhancements and the terms of the settlement are contained in our proxy statement, dated April 5, 2011, on pages 23 to 24, and in our Form 8-K filed on March 25, 2011 relating to the Settlement Agreement. Exhibit 99.3 to such Form 8-K contains the Notice of Pendency and Proposed Settlement of Shareholder Derivative Action (the “Notice”). The Notice is also available for viewing on our website (www.key.com/ir) as part of our SEC filings. Shareholders should read the Notice for more information.
Warren Monday, et al., v. Henry L. Meyer, III, et al. Plaintiffs in the shareholder derivative lawsuit captioned Warren Monday, et al., v. Henry L. Meyer III, et al. (“Monday”), pending in the United States District Court, Northern District of Ohio, filed in February 2011 a consolidated amended complaint asserting claims under federal and state law against various current and former directors and officers of KeyCorp, including claims for violation of section 10(b) and section 20(A) of the Exchange Act of 1934, as amended, breach of fiduciary duty, corporate waste, and unjust enrichment. These claims relate to previously made allegations and relief sought concerning the leveraged leasing transactions and the tax consequences of those transactions. The consolidated amended complaint challenges the disclosures and accounting for such transactions. On April 18, 2011, the defendants moved to dismiss the consolidated amended complaint.
Taylor and Metyk litigation.
The previously reported appeal and Key’s Cross-Appeal in the consolidated putative class actions styled Taylor v. KeyCorp, et al. (“Taylor”) remain pending. The consolidated putative class actions with similar allegations and causes of action styled Thomas J. Metyk, et al., v. KeyCorp, et al. (“Metyk”) have been stayed due to the pendency of the appeals in Taylor.
Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2011. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 105 of our 2010 Annual Report on Form 10-K.

	Maximum Potential
March 31, 2011	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial guarantees:
Standby letters of credit	$10,019	$67
Recourse agreement with FNMA	784	17
Return guarantee agreement with LIHTC investors	56	55
Written put options (a)	1,587	40
Default guarantees	57	5

Total	$12,503	$184

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.
We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2011 is low.
Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At March 31, 2011, our standby letters of credit had a remaining weighted-average life of 1.9 years, with remaining actual lives ranging from less than one year to as many as eight years.
Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At March 31, 2011, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 5.8 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $2.5 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at March 31, 2011. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan. Therefore, any loss incurred could be offset by the amount of any recovery from the collateral.

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
As shown in the previous table, KAHC maintained a reserve in the amount of $55 million at March 31, 2011, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.
These guarantees have expiration dates that extend through 2019, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).
Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At March 31, 2011, our written put options had an average life of 1.3 years. These instruments are considered to be guarantees as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability or an equity security held by the guaranteed party (i.e., the commercial loan client). We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payments by entering into offsetting positions with third parties.
Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7.
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
Liquidity facilities that support asset-backed commercial paper conduits. At March 31, 2011, we had one liquidity facility remaining outstanding with an unconsolidated third-party commercial paper conduit. This liquidity facility, which will expire by May 15, 2013, obligates us to provide aggregate funding of up to $51 million in the event that a credit market disruption or other factors prevent the conduit from issuing commercial paper. The aggregate amount available to be drawn which is based on the amount of the conduit’s current commitments to borrowers totaled $24 million at March 31, 2011. We periodically evaluate our commitment to provide liquidity.
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

13.  Capital Securities Issued by Unconsolidated Subsidiaries
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
In 2005, the Federal Reserve adopted a rule that allows BHCs to continue to treat capital securities as Tier 1 capital but imposed stricter quantitative limits that were to take effect March 31, 2009. However, in light of continued stress in the financial markets, the Federal Reserve later delayed the effective date of these new limits until March 31, 2011. This rule did not have a material effect on our financial condition.
The Dodd-Frank Act changes the regulatory capital standards that apply to BHCs by requiring the phase-out of the treatment of capital securities and cumulative preferred securities as Tier 1 eligible capital. This three-year phase-out period, which commences January 1, 2013, ultimately will result in our mandatorily redeemable preferred capital securities being treated only as Tier 2 capital. Generally speaking, these changes take the leverage and risk-based capital requirements that apply to depository institutions and apply them to BHCs, savings and loan companies, and nonbank financial companies identified as systemically important. The Federal Reserve has 18 months from the enactment of the Dodd-Frank Act to issue the relevant regulations. We anticipate that the rulemaking will provide additional clarity to the regulatory capital guidelines applicable to BHCs such as Key.
As of March 31, 2011, the capital securities issued by the KeyCorp and Union State Bank capital trusts represent $1.8 billion or 18% of our Tier 1 capital.

The capital securities, common stock and related debentures are summarized as follows:

				Principal		Interest Rate		Maturity
	Capital			Amount of		of Capital		of Capital
	Securities,		Common	Debentures,		Securities and		Securities and
dollars in millions	Net of Discount	(a)	Stock	Net of Discount	(b)	Debentures	(c)	Debentures

March 31, 2011
KeyCorp Capital I	$156		$6	$159		1.043%		2028
KeyCorp Capital II	81		4	99		6.875		2029
KeyCorp Capital III	102		4	126		7.750		2029
KeyCorp Capital V	115		4	128		5.875		2033
KeyCorp Capital VI	55		2	60		6.125		2033
KeyCorp Capital VII	165		5	192		5.700		2035
KeyCorp Capital VIII (d)	171		—	173		7.000		2066
KeyCorp Capital IX (d)	331		—	339		6.750		2066
KeyCorp Capital X (d)	574		—	589		8.000		2068
Union State Capital I	20		1	21		9.580		2027
Union State Statutory II	20		—	20		3.884		2031
Union State Statutory IV	10		—	10		3.103		2034

Total	$1,800		$26	$1,916		6.548%		—

March 31, 2010	$1,811		$26	$1,927		6.539%		—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Certain capital securities include basis adjustments related to fair value hedges totaling $9 million at March 31, 2011 and $20 million at March 31, 2010. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem our debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); July 16, 1999 (for debentures owned by KeyCorp Capital III); July 21, 2008 (for debentures owned by KeyCorp Capital V); December 15, 2008 (for debentures owned by KeyCorp Capital VI); June 15, 2011 (for debentures owned by KeyCorp Capital VIII); December 15, 2011 (for debentures owned by KeyCorp Capital IX); March 15, 2013 (for debentures owned by KeyCorp Capital X); February 1, 2007 (for debentures owned by Union State Capital I); July 31, 2006 (for debentures owned by Union State Statutory II); and April 7, 2009 (for debentures owned by Union State Statutory IV); and (ii) in whole at any time within 90 days after and during the continuation of: a “tax event,” a “capital treatment event”, with respect to KeyCorp Capital V, VI, VII, VIII, IX and X only an “investment company event,” and with respect to KeyCorp Capital X only a “rating agency event” (as each is defined in the applicable indenture). If the debentures purchased by KeyCorp Capital I, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, Union State Capital I or Union State Statutory IV are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. If the debentures purchased by Union State Statutory II are redeemed before July 31, 2011, the redemption price will be 101.50% of the principal amount, plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of debentures includes adjustments related to hedging with financial instruments totaling $99 million at March 31, 2011 and $110 million at March 31, 2010.

(c)	The interest rates for KeyCorp Capital II, KeyCorp Capital III, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, KeyCorp Capital X and Union State Capital I are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The total interest rates are weighted-average rates.

(d)	In connection with each of these issuances of trust preferred securities, KeyCorp entered into a replacement capital covenant (“RCC”). Should KeyCorp redeem or purchase these securities or related subordinated debentures, absent receipt of consent from the holders of the “Covered Debt” or certain limited exceptions, KeyCorp would need to comply with the applicable RCC.
14.  Employee Benefits
Pension Plans
Effective December 31, 2009, we amended our pension plans to freeze all benefit accruals and close the plans to new employees. We will continue to credit participants’ existing account balances for interest until they receive their plan benefits. We changed certain pension plan assumptions as a result of freezing the pension plans.
The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2011	2010

Interest cost on PBO	$14	$15
Expected return on plan assets	(20)	(18)
Amortization of losses	3	9

Net pension cost	$(3)	$6

We made a discretionary contribution of $100 million to our primary qualified cash balance pension plan in the first quarter of 2011.
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
The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2011	2010

Interest cost on APBO	$1	$1
Expected return on plan assets	(1)	(1)

Net postretirement benefit cost	—	—

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

15.  Shareholders’ Equity
SCAP
In November 2010, the Federal Reserve issued Revised Temporary Addendum to Supervisory Letter SR 09-4. This letter outlines specific criteria the Federal Reserve will consider when evaluating proposed capital actions by the 19 largest U.S. banking institutions that participated in the SCAP, including KeyCorp (“SCAP BHCs”). These include actions such as increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments more broadly. The Federal Reserve is required to assess the capital adequacy of SCAP BHCs based upon a review of each SCAP BHC’s comprehensive capital plan, which we submitted to the Federal Reserve and the Office of the Comptroller of the Currency on January 7, 2011. On March 18, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our Comprehensive Capital Plan. For a discussion of our capital actions, see the “Capital” section of Management’s Discussion and Analysis.
Repurchase of TARP CPP Preferred Stock, Warrant and Completion of Equity and Debt Offerings
On March 30, 2011, we completed the repurchase of the $2.5 billion of Series B Preferred Stock, issued to the U.S. Treasury as part of the TARP CPP. The repurchase followed a $625 million common equity offering and a $1 billion debt offering of 5.1% Senior Medium Term Notes, Series I, both of which were completed in the first quarter of 2011.
As a result of the repurchase of the Series B Preferred Stock, we accelerated the amortization of the issuance discount (deemed dividend) on the Series B Preferred Stock in the amount of $49 million, which reduced net income available to holders of our Common Shares and, in turn, reduced our earnings per Common Share by $.06. The issuance discount is due to the carrying value of the Series B Preferred Stock being less than its liquidation value, as the carrying value of our Series B Preferred Stock and the corresponding warrant issued to the U.S. Treasury as part of our participation was based upon its fair value at issuance. On April 20, 2011 we repurchased the warrant directly from the U.S. Treasury for $70 million.
During the first quarter of 2011, KeyCorp completed the underwritten public offering of 70,621,470 of its Common Shares at a price of $8.85 per share, with aggregate proceeds to KeyCorp of $625 million. KeyCorp also completed the public offering of $1 billion 5.1% Senior Medium-Term Notes, Series I, during the first quarter of 2011. The proceeds from the sale of Common Shares and medium-term notes were used, along with other available funds, to repurchase the Series B Preferred Stock issued to the U.S. Treasury.
Cumulative Effect Adjustment (after-tax)
Effective January 1, 2010, we adopted new consolidation accounting guidance. As a result of adopting this new guidance, we consolidated our education loan securitization trusts (classified as discontinued assets and liabilities). That consolidation added $2.8 billion in assets, liabilities and equity to our balance sheet and resulted in a cumulative effect adjustment (after-tax) of $45 million to beginning retained earnings on January 1, 2010. Additional information regarding the consolidation of these education loan securitization trusts is provided in Note 9 (“Variable Interest Entities”) and Note 11 (“Divestiture and Discontinued Operations”).

16.  Line of Business Results
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
Other Segments
Other Segments consist of Corporate Treasury, our Principal Investing unit and various exit portfolios.
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
The table on the following pages shows selected financial data for our two major business segments for the three-month periods ended March 31, 2011 and 2010. This table is accompanied by supplementary information for each of the lines of business that make up these segments. The information was derived from the internal financial reporting system we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way we use our judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable to line of business results presented by other companies.
The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:
♦	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment and/or repricing characteristics.

♦	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line of business actually uses the services.

♦	The consolidated provision for loan and lease losses is allocated among the lines of business primarily based on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated allowance for loan and lease losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 102 in our 2010 Annual Report on Form 10-K.

♦	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

♦	Capital is assigned based on our assessment of economic risk factors (primarily credit, operating and market risk) directly attributable to each line of business.
Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in our organizational structure.

Three months ended March 31,	Key Community Bank		Key Corporate Bank
dollars in millions	2011	2010	2011	2010

SUMMARY OF OPERATIONS
Net interest income (TE)	$378	$412	$185	$195
Noninterest income	187	182	218	177

Total revenue (TE) (a)	565	594	403	372
Provision (credit) for loan and lease losses	11	142	(21)	161
Depreciation and amortization expense	10	9	20	26
Other noninterest expense	435	442	208	246

Income (loss) from continuing operations before income taxes (TE)	109	1	196	(61)
Allocated income taxes and TE adjustments	28	(12)	72	(24)

Income (loss) from continuing operations	81	13	124	(37)
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	81	13	124	(37)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	(1)

Net income (loss) attributable to Key	$81	$13	$125	$(36)

AVERAGE BALANCES (b)
Loans and leases	$26,312	$27,769	$17,677	$22,440
Total assets (a)	29,739	30,886	21,747	26,270
Deposits	48,108	51,444	11,282	12,220

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$76	$116	$75	$251
Return on average allocated equity (b)	10.03%	1.47%	19.65%	(4.32	) %
Return on average allocated equity	10.03	1.47	19.65	(4.32)
Average full-time equivalent employees (c)	8,378	8,182	2,155	2,213

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments			Total Segments			Reconciling Items		Key
2011	2010		2011	2010		2011	2010	2011	2010

$35	$17		$598	$624		$6	$8	$604	$632
61	87		466	446		(9)	4	457	450

96	104		1,064	1,070		(3)	12	1,061	1,082
(25)	122		(35)	425		(5)	(12)	(40)	413
6	12		36	47		38	41	74	88
24	38		667	726		(40)	(29)	627	697

91	(68)		396	(128)		4	12	400	(116)
24	(36)		124	(72)		(6)	(3)	118	(75)

67	(32)		272	(56)		10	15	282	(41)
—	—		—	—		(11)	2	(11)	2

67	(32)		272	(56)		(1)	17	271	(39)
9	17		8	16		—	—	8	16

$58	$(49)		$264	$(72)		$(1)	$17	$263	$(55)

$5,288	$7,359		$49,277	$57,568		$35	$60	$49,312	$57,628
31,356	29,352		82,842	86,508		1,453	2,186	84,295	88,694
788	1,855		60,178	65,519		(138)	(186)	60,040	65,333

$42	$154		$193	$521		—	$1	$193	$522
29.51%	(17.03	) %	16.09%	(3.59	) %	.89%	2.33%	9.91%	(2.15	) %
29.51	(17.03)		16.09	(3.59)		(.09)	2.64	9.51	(2.08)
64	199		10,597	10,594		4,704	5,178	15,301	15,772

Supplementary information (Key Community Bank lines of business)

Three months ended March 31,	Regional Banking		Commercial Banking
dollars in millions	2011	2010	2011	2010

Total revenue (TE)	$448	$485	$117	$109
Provision for loan and lease losses	17	115	(6)	27
Noninterest expense	400	406	45	45
Net income (loss) attributable to Key	32	(10)	49	23
Average loans and leases	17,597	18,753	8,715	9,016
Average loans held for sale	70	80	31	1
Average deposits	42,189	46,182	5,919	5,262
Net loan charge-offs	62	96	14	20
Net loan charge-offs to average loans	1.43%	2.08%	.65%	.90%
Nonperforming assets at period end	$294	$327	$181	$270
Return on average allocated equity	5.76%	(1.74%	19.41%	7.43%
Average full-time equivalent employees	8,009	7,831	369	351

Supplementary information (Key Corporate Bank lines of business)

	Real Estate Capital and					Institutional and
Three months ended March 31,	Corporate Banking Services			Equipment Finance		Capital Markets
dollars in millions	2011	2010		2011	2010	2011	2010

Total revenue (TE)	$165	$141		$63	$61	$175	$170
Provision for loan and lease losses	9	145		(26)	4	(4)	12
Noninterest expense	69	120		51	45	108	107
Net income (loss) attributable to Key	56	(77)		24	8	45	33
Average loans and leases	8,583	12,341		4,621	4,574	4,473	5,525
Average loans held for sale	140	115		4	1	131	124
Average deposits	8,611	9,639		6	6	2,665	2,575
Net loan charge-offs	65	207		10	18	—	26
Net loan charge-offs to average loans	3.07%	6.80%		.88%	1.60%	—	1.91%
Nonperforming assets at period end	$334	$1,067		$44	$111	$49	$107
Return on average allocated equity	15.22%	(15.39	) %	31.30%	8.86%	23.49%	13.56%
Average full-time equivalent employees	882	921		521	563	752	729

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of March 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, and cash flows for the three-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of Key’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Key as of December 31, 2010, and the related consolidated statements of income, changes in equity, and cash flows for the year then ended not presented herein, and in our report dated February 24, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Cleveland, Ohio
May 5, 2011

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the first three months of 2011 and 2010. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.
References to our “2010 Annual Report on Form 10-K” refer to our Annual Report on Form 10-K for the year ended December 31, 2010, which has been filed with the U.S. Securities and Exchange Commission and is available on its website (www.sec.gov) or on our website (www.key.com/ir), and list specific sections and page locations in our 2010 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.
Terminology
Throughout this discussion, references to “Key,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association.
We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.
♦	In September 2009, we decided to discontinue the education lending business. In April 2009, we decided to wind down the operations of Austin Capital Management, Ltd., a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business and Austin.

♦	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

♦	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Economic Overview” that begins on page 31 of our 2010 Annual Report on Form 10-K, the regulators initiated an additional level of review of capital adequacy for the country’s nineteen largest banking institutions, including KeyCorp. This regulatory assessment continued during 2010 and 2011. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity. For a detailed explanation of total capital, Tier 1 capital and Tier 1 common equity, and how they are calculated see the section entitled “Capital.”

♦	During the first quarter of 2010, we re-aligned our reporting structure for our segments. Previously, the Consumer Finance business group consisted mainly of portfolios that were identified as exit or run-off portfolios and were included in our Key Corporate Bank segment. We are now reflecting these exit portfolios in Other Segments. The automobile dealer floor plan business, previously included in Consumer Finance, has been re-aligned with the Commercial Banking line of business within the Key Community Bank segment. In addition, other previously identified exit portfolios included in the Key Corporate Bank segment, including our homebuilder loans from the Real Estate Capital line of business and commercial leases from the Equipment Finance line of business, have been moved to Other Segments. For more detailed financial information pertaining to each segment and its respective lines of business, see Note 16 (“Line of Business Results”).
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
Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:
♦	the economic recovery may face challenges causing its momentum to falter;

♦	the Dodd-Frank Act will subject us to a variety of new and more stringent legal and regulatory requirements;

♦	changes in local, regional and international business, economic or political conditions may occur in the regions where we operate or have significant assets;

♦	changes in trade, monetary and fiscal policies of governmental bodies and central banks could affect the economic environment in which we operate;

♦	our ability to effectively deal with an economic slowdown or other economic or market difficulty;

♦	adverse changes in credit quality trends;

♦	our ability to determine accurate values of certain assets and liabilities;

♦	reduction of the credit ratings assigned to KeyCorp and KeyBank;

♦	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

♦	changes in investor sentiment, consumer spending or saving behavior;

♦	our ability to manage liquidity;

♦	our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

♦	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

♦	changes in foreign exchange rates;

♦	adequacy of our risk management program;

♦	increased competitive pressure due to consolidation;

♦	other new or heightened legal standards and regulatory requirements, practices or expectations;

♦	our ability to timely and effectively implement our strategic initiatives;

♦	increases in FDIC premiums and fees;

♦	unanticipated adverse affects of acquisitions and dispositions of assets, business units or affiliates;

♦	our ability to attract and/or retain talented executives and employees;

♦	operational or risk management failures due to technological or other factors;

♦	changes in accounting principles or in tax laws, rules and regulations;

♦	adverse judicial proceedings;

♦	occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate; and

♦	other risks and uncertainties summarized in Part 1, Item 1A: Risk Factors in our 2010 Annual Report on Form 10-K.
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
Long-term financial goals
Our long-term financial goals are as follows:
♦	Target a loan to core deposit ratio range of 90% to 100%.

♦	Return to a moderate risk profile by targeting a net charge-off ratio range of .40% to .50%.

♦	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50% and ratio of noninterest income to total revenue of greater than 40%.

♦	Create positive operating leverage and complete Keyvolution run-rate savings goal of $300 million to $375 million by the end of 2012.

♦	Achieve a return on average assets in the range of 1.00% to 1.25%.
Figure 1 shows the evaluation of our long-term financial goals for the first quarter of 2011.

Figure 1. Quarterly evaluation of our long-term financial goals

KEY Business Model	Key Metrics(a)	1Q11	Targets	Action Plans
Core funded	Loan to deposit ratio (b) (c)	91%	90-100%	▪ Improve risk profile of loan portfolio and grow relationships ▪ Improve mix and grow deposit base
Returning to a moderate risk profile	NCOs to average loans	1.59%	.40% - .50%	▪ Focus on relationship clients ▪ Exit noncore portfolios ▪ Limit concentrations ▪ Focus on risk-adjusted returns
Growing high quality, diverse revenue streams	Net Interest Margin	3.25%	> 3.50%	▪ Improve funding mix ▪ Focus on risk-adjusted returns
	Noninterest income to total revenue	43%	> 40%	▪ Grow client relationships ▪ Leverage Key’s total client solutions and cross-selling capabilities
Creating positive operating leverage	Keyvolution cost savings	$317 million implemented	$300 - $375 million	▪ Improve efficiency and effectiveness ▪ Leverage technology ▪ Change cost base to more variable from fixed
Executing our strategies	Return on average assets	1.32%	1.00-1.25%	▪ Execute our client insight-driven relationship model ▪ Lower credit costs ▪ Improved funding mix with lower cost core deposits ▪ Keyvolution savings

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Ending balances: loans & loans held for sale (excluding education loans in the securitization trusts) to deposits (excluding foreign office).

(c)	Consolidated operations.
Strategic developments
We initiated the following actions during the first three months of 2011 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 30 of our 2010 Annual Report on Form 10-K.
♦	We completed the repurchase of the Series B Preferred Stock issued to the U.S. Treasury as part of the TARP CPP. We paid approximately $2.5 billion to the U.S. Treasury to repurchase the Series B Preferred Stock. Additionally, we notified the U. S. Treasury of our intent to repurchase the warrant to purchase 35,244,361 of Common Shares issued in conjunction with the U. S. Treasury’s TARP CPP investment and on April 20, 2011 repurchased the warrant for $70 million.

♦	We completed a $625 million underwritten public offering of 70,621,470 of our Common Shares at a price of $8.85 per share. We also completed a public offering of $1 billion 5.1% Senior Medium-Term Notes, Series I.

♦	As of March 31, 2011, we have achieved $317 million of the targeted annual run-rate savings toward our goal of achieving $300 million to $375 million by the end of 2012. These savings are part of a corporate-wide initiative named Keyvolution, which is focused on business simplification, process improvement and demand management. From the fourth quarter of 2008 to the first quarter of 2011, we have reduced personnel costs by $205 million and nonpersonnel expenses by $112 million.

♦	Our asset quality metrics continued to improve during the first quarter of 2011 as a result of our proactive efforts to address credit quality issues. Nonperforming loans have decreased $183 million and nonperforming assets have decreased $249 million from December 31, 2010. Additionally, net loan charge-offs declined to $193 million. Net loan charge-offs have declined for the fifth consecutive quarter.

♦	Our balance sheet continues to reflect strong capital with a Tier 1 common equity ratio of 10.74%, loan loss reserves at 2.83% to period-end loans and is core funded with a loan to deposit ratio of 91%.

Economic overview
During the first quarter of 2011, the economic recovery continued despite a challenging international environment. Positive gains in employment and consumer spending and continued strength in corporate profits were at times overshadowed by the potential negative economic impacts related to the turmoil in North Africa and the Middle East, the natural disaster in Japan and fiscal challenges of certain European countries. Job creation in the U.S. gained momentum as employers added 478,000 jobs in the first quarter of 2011, compared to the 940,000 jobs created in all of 2010. The average unemployment rate for the quarter fell to 8.9%, compared to the fourth quarter of 2010 average of 9.6% and the recent peak of 10.1% in October of 2009. The ten-year average of the unemployment rate as of March 2011 was 6.2%.
Even as U.S. consumers continued to be constrained by elevated levels of unemployment, consumer spending continued to increase at a faster pace during the first quarter of 2011. The average monthly rate of consumer spending increased .7% for the first quarter of 2011 compared to an average monthly increase of .5% in the fourth quarter of 2010 and .3% for all of 2010. As the quarter progressed, consumer strength was tested as rising gasoline prices threatened to reduce discretionary spending. In aggregate, consumer prices increased 2.7% for the twelve months ending March 2011, compared to a 1.5% annual increase through December 2010. Energy costs were the largest contributor to the recent increase, as the price of oil rose from just over $91 per barrel at December 31, 2010, to over $106 per barrel at March 31, 2011. The national average price for a gallon of unleaded gasoline in the U.S. rose 18% over the same period.
Continued weakening in the housing market further weighed on consumer wealth and confidence in the first quarter of 2011. March new home sales were down 22% and existing home sales were down 6% from the respective sales levels reported for the same month last year, while the median price of new and existing homes fell by 5% and 6% respectively over the same period. While remaining at elevated levels, the number of U.S. home foreclosures fell 35% in March from a year earlier. Home builders continued to show reluctance to renew building activity as housing starts at the end of the quarter fell 13% from March 2010.
The Federal Reserve held the federal funds target rate near zero in the first quarter of 2011. Additionally, the Federal Reserve maintained its stance that the current economic conditions warrant keeping the rate at an exceptionally low level for an extended period. During the first quarter of 2011, the Federal Reserve also continued to expand its holdings of U.S. Treasury securities as originally announced in November 2010. These purchases are expected to be completed by the end of the second quarter of 2011. Benchmark term interest rates rose during the quarter as the economic recovery gained momentum. However, investors sought the safety of U.S. Treasury securities in a time of heightened fears related to crises in the Middle East, North Africa and Japan. As a result, U.S. Treasury yields traded in a wide range over the quarter. The benchmark two-year U.S. Treasury yield, which began the quarter at .60% at December 31, 2010, declined to ..55% twice during the quarter before ending the quarter near its highs at .83%. The ten-year U.S. Treasury yield, which began the first quarter of 2011 at 3.30%, hit a low of 3.17% and a high of 3.74%, before closing the first quarter of 2011 at 3.47%. As credit concerns continued to ease, credit spreads for banks’ and financial firms’ debt obligations continued to narrow.
Supervision and Regulation
Regulatory Reform Developments
On July 21, 2010, President Obama signed the Dodd-Frank Act into law. This Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures and better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of systemically important financial companies (including nonbank financial companies). The Dodd-Frank Act implements numerous and far-reaching changes across the financial landscape affecting financial companies, including banks and bank holding companies such as Key. For a review of the various measures being taken as a result of the Dodd-Frank Act, we refer to the risk-factor on page 12 in Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K. Many of the rulemakings required by the various regulatory agencies are still in the process of being developed and/or implemented.
Interchange Fees
Beginning on page 32 of our 2010 Annual Report on Form 10-K, we provided a discussion of the Federal Reserve’s proposed rules governing interchange fees and their potential for impact on our revenue. Once the regulations are finalized, we will assess the impact on the revenue stream, which could be significant to the revenue that we derive from these activities. Implementation is expected by July 21, 2011, based upon the timeline prescribed under the Dodd-Frank Act. We refer you to the discussion of “Interchange Fees” on page 32 of our 2010 Annual Report on Form 10-K for further information.

Regulation E pursuant to the Electronic Fund Transfer Act of 1978
For a discussion of final rules regarding Regulation E relating to the charging of overdraft fees and the estimated impact on our revenue, we refer you to the discussion of “Regulation E pursuant to the Electronic Fund Transfer Act of 1978” on page 32 of our Annual Report on Form 10-K. Our first quarter of 2011 deposit service charge income reflects the full estimated impact to Key of the change in Regulation E. Compared to the same period last year, deposit service charge income is down $8 million or 10.5%.
Joint Proposed Rule on Incentive Compensation
On April 14, 2011, seven U.S. federal financial regulators, including the Federal Reserve, the OCC, the FDIC, the Federal Office of Thrift Supervision, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency, proposed a joint rule to implement the Dodd-Frank Act requirement that these agencies prohibit, at any financial institution with consolidated assets of at least $1 billion, incentive pay that they determine encourages inappropriate risks. Comments on the proposed joint rule are due by May 31, 2011.
SCAP
In November 2010, the Federal Reserve issued Revised Temporary Addendum to Supervisory Letter SR 09-4. This letter outlines specific criteria the Federal Reserve will consider when evaluating proposed capital actions by the 19 largest U.S. banking institutions that participated in the SCAP, including KeyCorp (“SCAP BHCs”). These include actions such as increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments more broadly. The Federal Reserve is required to assess the capital adequacy of SCAP BHCs based upon a review of each SCAP BHC’s comprehensive capital plan, which we submitted to the Federal Reserve on January 7, 2011. On March 18, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our Comprehensive Capital Plan. For a discussion of our capital actions, see the “Capital” section.
Demographics
We have two major business segments: Key Community Bank and Key Corporate Bank.
Key Community Bank serves consumers and small to mid-sized businesses by offering a variety of deposit, investment, lending and wealth management products and services. These products and services are provided through a 14-state branch network organized into three internally defined geographic regions: Rocky Mountains and Northwest, Great Lakes, and Northeast. The effect on our business due to continued volatility and weakness in the housing market varies with the state of the economy in the regions in which these business segments operate.
Commercial and industrial loan growth in our middle-market portfolio is improving. We are particularly encouraged as we experienced commercial loan growth during the first quarter of 2011 in the Great Lakes region. However, these improvements were offset by a decline in the Northeast region. While we are encouraged by increasing pipelines, growth was flat in the Rocky Mountains and Northwest region. New commitments are up and we expect businesses to begin to draw on their available cash and credit facilities to fund inventory and receivables and make investments in their production capabilities that have been postponed over the past several years.
Figure 2 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans and home equity loans.

Figure 2. Key Community Bank Geographic Diversity

	Geographic Region
	Rocky
Three months ended March 31, 2011	Mountains and
dollars in millions	Northwest	Great Lakes	Northeast	Nonregion(a)	Total

Average deposits	$15,606	$15,583	$14,299	$2,620	$48,108
Percent of total	32.4%	32.4%	29.7%	5.5%	100.0%

Average commercial loans	$5,342	$3,444	$2,614	$2,580	$13,980
Percent of total	38.2%	24.6%	18.7%	18.5%	100.0%

Average home equity loans	$4,236	$2,657	$2,452	$109	$9,454
Percent of total	44.8%	28.1%	25.9%	1.2%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Key Community Bank regions.
Key Corporate Bank includes three lines of business that operate nationally, within and beyond our 14-state branch network, as well as internationally.
The Real Estate Capital and Corporate Banking Services business consists of two business units. Real Estate Capital provides lending, debt placements, servicing, and equity and investment banking services to developers, brokers and owner investors dealing primarily with nonowner-occupied properties. Corporate Banking Services provides a full array of commercial banking products and cash management services.
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
Additional information regarding the products and services offered by our Key Community Bank and Key Corporate Bank segments are described further in this report in Note 16 (“Line of Business”).
Since the beginning of the financial crisis, results for Key Corporate Bank have been adversely affected by increasing credit costs and volatility in the capital markets. During the first three months of 2011 credit losses in Key Corporate Bank declined and the overall recovery in the equity markets led to growth in the market values of assets under management, and stability in the market value of other assets (primarily commercial real estate loans and securities held for sale or trading).
We saw market liquidity continue to strengthen during the first three months of 2011. We used this as an opportunity to continue to sell certain of our nonperforming assets. We were encouraged by the fact that we were able to sell these assets at prices that were above their carrying value as recorded on our books.
Figure 21, which appears later in this report in the “Loans and loans held for sale” section, shows the diversity of our commercial real estate lending business based on industry type and location. As previously reported, we have ceased all new lending to homebuilders and, since December 31, 2007, we have reduced outstanding balances in the residential properties portion of the commercial real estate loan portfolio by $3.1 billion, or 88%, to $425 million. Additional information about loan sales is included in the “Credit risk management” section.
Critical accounting policies and estimates
Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical: not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) on page 99 of our 2010 Annual Report on Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance.
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
We rely heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan and lease losses; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 34 through 37 of our 2010 Annual Report on Form 10-K.
At March 31, 2011, $23.3 billion, or 25%, of our total assets were measured at fair value on a recurring basis. Approximately 96% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At March 31, 2011, $2.6 billion, or 3%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.
At March 31, 2011, $183 million, or .2%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 10% of these assets were classified as Level 1 or Level 2. At March 31, 2011, there were no liabilities measured at fair value on a nonrecurring basis.
In addition, the education lending securitization trusts assets and liabilities were included on the balance sheet at March 31, 2011 at fair value, in the amount of $3.1 billion and $2.9 billion, respectively, as a result of the consolidation on January 1, 2010.
During the first three months of 2011, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.
Highlights of Our Performance
Financial performance
For the first quarter of 2011, we announced net income from continuing operations attributable to Key common shareholders of $184 million, or $.21 per common share. These results were after the accelerated amortization of the discount on the repurchased preferred shares from the U.S. Treasury (“deemed dividend”) of $49 million, or $.06 per diluted common share, during the first quarter of 2011. Our first quarter 2011 results compare to a net loss from continuing operations attributable to Key common shareholders of $98 million, or $.11 per common share, for the first quarter of 2010. The first quarter 2011 results reflect an improvement in noninterest expense and lower credit costs from the same period one-year ago. First quarter 2011 net income attributable to Key common shareholders was $173 million compared to a net loss attributable to Key common shareholders of $96 million for the same quarter one year ago.
During the first quarter of 2011, we continued to benefit from improved asset quality in both Key Community Bank and Key Corporate Bank. Nonperforming assets declined $1.3 billion, and nonperforming loans decreased by $1.2 billion from the year-ago quarter to $1.1 billion and $885 million, respectively. Net charge-offs declined $329 million from the first quarter of 2010 to $193 million, or 1.59%, of average loan balances for the first quarter of 2011. Our favorable credit quality trends have benefited from the ongoing modest economic recovery and the early aggressive actions that we began over four years ago to exit higher risk lending activities. We have experienced continued improvement in all of our asset quality statistics. Over the past five quarters net charge-offs have declined 63%, nonperforming assets are down 55% to 2.23% of total loans, OREO and other nonperforming assets and our coverage ratio of reserves to nonperforming loans has increased to 155% as of March 31, 2011.
The net interest margin was 3.25% for the first quarter of 2011. This was a decrease of 6 basis points from the fourth quarter of 2010 and an increase of 6 basis points from the year-ago quarter. The increase in the net interest margin from the year ago quarter primarily reflects our efforts to lower funding costs by reducing the level of higher costing certificates of deposit and growing lower costing transaction accounts. This benefit to the net interest margin was offset by a lower level of average earning assets and a change in asset mix as loans paid down which resulted in a lower level of net interest income. We expect net interest income and the net interest margin to decline in the second quarter of 2011 as a result of an approximately $3 billion decline in average earning assets and a change in the funding mix resulting from the repayment of the $2.5 billion of TARP CPP preferred securities and the movement of $1.5 billion of escrow deposits during March 2011. Until we see a more significant increase in lending activities we expect the net interest margin to be in the range of 3.15% to 3.25% for the remainder of 2011.

Our capital ratios remain strong. Our tangible common equity and Tier 1 common equity at March 31, 2011, are 9.16% and 10.74%, respectively, compared to 7.37% and 7.51%, respectively, at March 31, 2010. During the first quarter of 2011, we completed the repurchase of the $2.5 billion of Series B Preferred Stock issued to the U.S. Treasury Department as a result of Key’s participation in the TARP CPP. The transaction followed our successful completion of a $625 million common equity offering and a $1 billion debt offering. The Board of Directors is expected to consider a dividend increase in the second quarter of 2011.
As a result of the repurchase of the U.S. Treasury’s preferred stock investment, we recorded a $49 million one-time deemed dividend related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. Beginning with the second quarter of 2011, the repurchase will result in the elimination of $31 million in dividends and $4 million of discount amortization, or $140 million on an annual basis, related to these preferred shares. On April 20, 2011, we repurchased the warrant directly from the U.S. Treasury for $70 million.
We expect to build 40 new branches in 2011, having opened eight new branches in the first quarter of 2011 and 77 others in the prior two calendar years. Our multi-year branch building and renovation project has resulted in approximately one-third of Key’s 1,040 branches in its 14 state-branch network either being newly constructed or remodeled over the past four years. In addition, Key originated approximately $6.9 billion in new or renewed lending commitments to consumers and businesses during the first quarter, which is up from $5.3 billion from the same period one year ago. Most of this increase was the result of new commitments extended to clients in March 2011.
We continue to improve the efficiency and effectiveness of our organization. Our concerted efforts to improve Key’s efficiency and effectiveness under Keyvolution have resulted in approximately $317 million in annualized cost savings through the first quarter of 2011.
Figure 3 shows our continuing and discontinued operating results for the current, past and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 4.
Figure 3. Results of Operations

	Three months ended
in millions, except per share amounts	3/31/2011	12/31/2010	3/31/2010

Summary of operations
Income (loss) from continuing operations attributable to Key	$274	$333	$(57)
Income (loss) from discontinued operations, net of taxes (a)	(11)	(13)	2

Net income (loss) attributable to Key	$263	$320	$(55)

Income (loss) from continuing operations attributable to Key	$274	$333	$(57)
Less: Dividends on Series A Preferred Stock	6	6	6
Cash dividends on Series B Preferred Stock	31	31	31
Amortization of discount on Series B Preferred Stock (b)	53	4	4

Income (loss) from continuing operations attributable to Key common shareholders	184	292	(98)
Income (loss) from discontinued operations, net of taxes (a)	(11)	(13)	2

Net income (loss) attributable to Key common shareholders	$173	$279	$(96)

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.33	$(.11)
Income (loss) from discontinued operations, net of taxes (a)	(.01)	(.02)	—

Net income (loss) attributable to Key common shareholders (c)	$.19	$.32	$(.11)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the three months ended March 31, 2011, was primarily attributable to fair value adjustments related to the education lending securitization trusts. Included in the loss from discontinued operations for the three months ended March 31, 2010, is a charge for intangible assets impairment related to Austin.

(b)	March 31, 2011 includes a $49 million deemed dividend.

(c)	EPS may not foot due to rounding.

Figure 4. Selected Financial Data

	2011	2010
dollars in millions, except per share amounts	First	Fourth	Third	Second	First

FOR THE PERIOD
Interest income	$760	$811	$844	$861	$892
Interest expense	163	182	204	244	267
Net interest income	597	629	640	617	625
Provision for loan and lease losses	(40)	(97)	94	228	413
Noninterest income	457	526	486	492	450
Noninterest expense	701	744	736	769	785
Income (loss) from continuing operations before income taxes	393	508	296	112	(123)
Income (loss) from continuing operations attributable to Key	274	333	204	97	(57)
Income (loss) from discontinued operations, net of taxes(a)	(11)	(13)	15	(27)	2
Net income (loss) attributable to Key	263	320	219	70	(55)
Income (loss) from continuing operations attributable to Key common shareholders	184	292	163	56	(98)
Income (loss) from discontinued operations, net of taxes(a)	(11)	(13)	15	(27)	2
Net income (loss) attributable to Key common shareholders	173	279	178	29	(96)

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.33	$.19	$.06	$(.11)
Income (loss) from discontinued operations, net of taxes(a)	(.01)	(.02)	.02	(.03)	—
Net income (loss) attributable to Key common shareholders	.20	.32	.20	.03	(.11)
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.21	$.33	$.19	$.06	$(.11)
Income (loss) from discontinued operations, net of taxes — assuming dilution(a)	(.01)	(.02)	.02	(.03)	—
Net income (loss) attributable to Key common shareholders — assuming dilution	.19	.32	.20	.03	(.11)
Cash dividends paid	.01	.01	.01	.01	.01
Book value at period end	9.58	9.52	9.54	9.19	9.01
Tangible book value at period end	8.59	8.45	8.46	8.10	7.91
Market price:
High	9.77	8.76	8.91	9.84	8.19
Low	8.31	7.45	7.13	7.17	5.55
Close	8.88	8.85	7.96	7.69	7.75
Weighted-average common shares outstanding (000)	881,894	875,501	874,433	874,664	874,386
Weighted-average common shares and potential common shares outstanding (000)	887,836	900,263	874,433	874,664	874,386

AT PERIOD END
Loans	$48,552	$50,107	$51,354	$53,334	$55,913
Earning assets	74,593	76,211	77,681	78,238	79,948
Total assets	90,438	91,843	94,043	94,167	95,303
Deposits	60,810	60,610	61,418	62,375	65,149
Long-term debt	11,048	10,592	11,443	10,451	11,177
Key common shareholders’ equity	9,134	8,380	8,401	8,091	7,916
Key shareholders’ equity	9,425	11,117	11,134	10,820	10,641

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.32%	1.53%	.93%	.44%	(.26	) %
Return on average common equity	8.75	13.71	7.82	2.84	(4.95)
Net interest margin (TE)	3.25	3.31	3.35	3.17	3.19

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.18%	1.36%	.93%	.30%	(.23	) %
Return on average common equity	8.23	13.10	8.54	1.47	(4.85)
Net interest margin (TE)	3.16	3.22	3.26	3.12	3.13
Loan to Deposit	90.76	90.30	91.80	93.43	93.44

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	10.42%	12.10%	11.84%	11.49%	11.17%
Tangible Key shareholders’ equity to tangible assets	9.48	11.20	10.93	10.58	10.26
Tangible common equity to tangible assets(b)	9.16	8.19	8.00	7.65	7.37
Tier 1 common equity(b)	10.74	9.34	8.61	8.07	7.51
Tier 1 risk-based capital	13.48	15.16	14.30	13.62	12.92
Total risk-based capital	17.38	19.12	18.22	17.80	17.07
Leverage	11.56	13.02	12.53	12.09	11.60

TRUST AND BROKERAGE ASSETS
Assets under management	$61,518	$59,815	$59,718	$58,862	$66,186
Nonmanaged and brokerage assets	29,024	28,069	26,913	27,189	27,809

OTHER DATA
Average full-time-equivalent employees	15,301	15,424	15,584	15,665	15,772
Branches	1,040	1,033	1,029	1,019	1,014

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers.

(b)	See Figure 5, which reconciles certain GAAP performance measures to the corresponding non-GAAP measures.
Figure 5 presents certain financial measures related to “tangible common equity” and “Tier 1 common equity.” The tangible common equity ratio has been a focus for some investors. We believe this ratio may assist investors in analyzing our capital position without regard to the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since the commencement of the SCAP in early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 risk-based capital known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. This increased focus on Tier 1 common equity is also present in the Basel Committee’s Basel III guidelines, which U.S. regulators are expected to adopt pursuant to regulations expected to be issued in the second half of 2011. The enactment of the Dodd-Frank Act also changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities Tier 1 eligible capital. This three year phase-out period, which commences January 1, 2013, will ultimately result in our capital securities being treated only as Tier 2 capital.
Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations; this measure is considered to be a nonGAAP financial measure. Since analysts and banking regulators may assess our capital adequacy using tangible common equity and Tier 1 common equity, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 5 also reconciles the GAAP performance measures to the corresponding nonGAAP measures.
The table also shows the computation for pre-provision net revenue, which is not formally defined by GAAP. Management believes that eliminating the effects of the provision for loan and lease losses makes it easier to analyze our results by presenting them on a more comparable basis.
NonGAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these nonGAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 5. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions, except per share amounts	3-31-11	12-31-10	3-31-10

Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$9,425	$11,117	$10,641
Less: Intangible assets	937	938	963
Preferred Stock, Series B	—	2,446	2,434
Preferred Stock, Series A	291	291	291

Tangible common equity (non-GAAP)	$8,197	$7,442	$6,953

Total assets (GAAP)	$90,438	$91,843	$95,303
Less: Intangible assets	937	938	963

Tangible assets (non-GAAP)	$89,501	$90,905	$94,340

Tangible common equity to tangible assets ratio (non-GAAP)	9.16%	8.19%	7.37%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	$9,425	$11,117	$10,641
Qualifying capital securities	1,791	1,791	1,791
Less: Goodwill	917	917	917
Accumulated other comprehensive income (loss) (a)	(93)	(66)	(25)
Other assets (b)	130	248	765

Total Tier 1 capital (regulatory)	10,262	11,809	10,775
Less: Qualifying capital securities	1,791	1,791	1,791
Preferred Stock, Series B	—	2,446	2,434
Preferred Stock, Series A	291	291	291

Total Tier 1 common equity (non-GAAP)	$8,180	$7,281	$6,259

Net risk-weighted assets (regulatory) (b)	$76,129	$77,921	$83,362

Tier 1 common equity ratio (non-GAAP)	10.74%	9.34%	7.51%

Pre-provision net revenue
Net interest income (GAAP)	$597	$629	$625
Plus: Taxable-equivalent adjustment	7	6	7
Noninterest income	457	526	450
Less: Noninterest expense	701	744	785

Pre-provision net revenue from continuing operations (non-GAAP)	$360	$417	$297

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $47 million at March 31, 2011, $158 million at December 31, 2010, and $651 million at March 31, 2010, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments.
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

Figure 6 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin is calculated by dividing annualized taxable-equivalent net interest income by average earning assets.
Taxable-equivalent net interest income was $604 million for the first quarter of 2011, and the net interest margin was 3.25%. These results compare to taxable-equivalent net interest income of $632 million and a net interest margin of 3.19% for the first quarter of 2010. The increase in the net interest margin primarily reflects the Company’s efforts to lower funding costs by reducing the level of higher costing certificates of deposit and growing lower costing transaction accounts. This benefit to the net interest margin was partially offset by a lower level of average earning assets and a change in asset mix as loans paid down which resulted in a net decrease in net interest income.
Compared to the fourth quarter of 2010, taxable-equivalent net interest income decreased by $31 million, and the net interest margin declined six basis points. The decline in the net interest margin and net interest income reflects the combined effect of hedge maturities and the change in the mix and lower levels of earning assets as average loan balances declined. The impact of the hedge maturities is reflected in lower interest income and yields on commercial loans.
We expect net interest income and the net interest margin to decline in the second quarter of 2011 as a result of an approximately $3 billion decline in average earning assets and a change in the funding mix resulting from the repayment of the $2.5 billion of TARP CPP preferred securities and the movement of $1.5 billion of escrow deposits during March 2011. Until we see a more significant increase in lending activities we expect the net interest margin to be in the range of 3.15% to 3.25% for the remainder of 2011.
Average earning assets for the first quarter of 2011 totaled $75.2 billion, which was $4.6 billion, or 5.8%, lower than the first quarter of 2010. Average loans declined $8.3 billion primarily in our commercial portfolio, due to soft demand for both commercial and consumer credits during the past year and run-off in our exit portfolios. Securities available for sale increased $4.8 billion. This increase was due to our emphasis on building liquidity and investing excess cash flows from loan payments and deposit flows.
Earning asset levels continued to decline during the first quarter of 2011 due to funding activities, capital management decisions and continued declines in loan balances. During the first quarter of 2011, we completed the repurchase of the $2.5 billion of TARP CPP preferred equity held by the U.S. Treasury by raising $625 million of common equity, issuing $1.0 billion of long-term debt and using other available funds. Also during the quarter we sold $1.5 billion of available for sale securities to provide replacement funding for the $1.5 billion of Commercial Real Estate escrow deposits that were transferred to another financial institution in connection with the Moody’s rating downgrade in November of 2010. Loan balance declines of $1.6 billion and other balance sheet changes provided funding to repay $500 million of maturing subordinated debt and a $1.2 billion decline in CD balances. Towards the end of the first quarter our deposits in our foreign office account experienced a temporary increase of approximately $2.5 billion and these funds were placed into short-term investments. The reversal of these foreign office deposit inflows occurred early in the second quarter and resulted in a corresponding decline in short-term investments. We anticipate these events will result in an additional reduction to average earning assets of approximately $3 billion during the second quarter of 2011 compared to the first quarter of 2011.
Since January 1, 2010, the size and composition of our loan portfolios have been affected by the following actions:
♦	We sold $397 million of commercial real estate loans during the first three months of 2011 and $1.2 billion during 2010. Since some of these loans have been sold with limited recourse under FNMA’s delegated underwriting and servicing program (i.e., there is a risk that we will be held accountable for certain events or representations made in the sales agreements), we established and have maintained a loss reserve in an amount that we believe is appropriate. More information about the related recourse agreement is provided in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

♦	In addition to the sales of commercial real estate loans discussed above, we sold other loans totaling $484 million (including $438 million of residential real estate loans) during the first three months of 2011 and $2.0 billion (including $1.6 billion of residential real estate loans) during 2010.

♦	We did not sell any education loans (which are included in “discontinued assets” on the balance sheet) during the first three months of 2011. However, we sold education loans in the amount of $487 million during 2010.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	First Quarter 2011				Fourth Quarter 2010
	Average			Yield/	Average			Yield/
dollars in millions	Balance	Interest	(a)	Rate (a)	Balance	Interest	(a)	Rate (a)

ASSETS
Loans (b),(c)
Commercial, financial and agricultural	$16,311	$174		4.33%	$16,562	$189		4.51%
Real estate — commercial mortgage	9,238	104		4.58	9,514	117		4.89
Real estate — construction	2,031	20		3.99	2,531	26		4.15
Commercial lease financing	6,335	80		5.03	6,484	82		5.08

Total commercial loans	33,915	378		4.51	35,091	414		4.69
Real estate — residential mortgage	1,810	24		5.32	1,837	25		5.43
Home equity:
Key Community Bank	9,453	97		4.14	9,583	101		4.16
Other	647	12		7.60	686	13		7.58

Total home equity loans	10,100	109		4.36	10,269	114		4.39
Consumer other — Key Community Bank	1,157	28		9.89	1,170	30		10.38
Consumer other:
Marine	2,174	34		6.26	2,295	36		6.30
Other	156	3		7.91	167	3		7.98

Total consumer other	2,330	37		6.37	2,462	39		6.41

Total consumer loans	15,397	198		5.20	15,738	208		5.27

Total loans	49,312	576		4.72	50,829	622		4.87
Loans held for sale	390	4		3.52	403	4		3.16
Securities available for sale (b),(e)	21,159	166		3.18	21,257	171		3.27
Held-to-maturity securities (b)	19	1		11.54	17	—		11.92
Trading account assets	1,018	7		2.75	967	8		3.22
Short-term investments	1,963	1		.24	2,521	1		.22
Other investments (e)	1,360	12		3.33	1,400	11		2.86

Total earning assets	75,221	767		4.12	77,394	817		4.22
Allowance for loan and lease losses	(1,494)				(1,789)
Accrued income and other assets	10,568				11,025
Discontinued assets — education lending business	6,479				6,674

Total assets	$90,774				$93,304

LIABILITIES
NOW and money market deposit accounts	$27,004	19		.29	27,047	21		.30
Savings deposits	1,907	—		.06	1,873	—		.06
Certificates of deposit ($100,000 or more) (f)	5,628	43		3.05	6,341	49		3.05
Other time deposits	7,982	47		2.39	8,664	53		2.43
Deposits in foreign office	1,040	1		.31	1,228	1		.32

Total interest-bearing deposits	43,561	110		1.02	45,153	124		1.09
Federal funds purchased and securities sold under repurchase agreements	2,375	1		.27	2,236	2		.31
Bank notes and other short-term borrowings	738	3		1.71	480	3		2.77
Long-term debt (f)	6,792	49		3.09	7,525	53		3.02

Total interest-bearing liabilities	53,466	163		1.24	55,394	182		1.31
Noninterest-bearing deposits	16,479				16,841
Accrued expense and other liabilities	2,878				2,965
Discontinued liabilities — education lending business (d)	6,479				6,674

Total liabilities	79,302				81,874

EQUITY
Key shareholders’ equity	11,214				11,183
Noncontrolling interests	258				247

Total equity	11,472				11,430

Total liabilities and equity	$90,774				$93,304

Interest rate spread (TE)				2.88%				2.91%

Net interest income (TE) and net interest margin (TE)		604		3.25%		635		3.31%

TE adjustment (b)		7				6

Net interest income, GAAP basis		$597				$629

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (d) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

Third quarter 2010			Second quarter 2010			First quarter 2010
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)

$16,948	$193	4.52%	$17,725	$209	4.74%	$18,796	$222	4.78%
9,822	122	4.94	10,354	124	4.78	10,430	128	4.98
3,165	37	4.58	3,773	41	4.31	4,537	45	4.07
6,587	87	5.25	6,759	90	5.33	7,195	93	5.19

36,522	439	4.77	38,611	464	4.81	40,958	488	4.82
1,843	26	5.59	1,829	25	5.60	1,803	26	5.65

9,709	102	4.19	9,837	103	4.21	9,967	105	4.26
732	14	7.61	773	15	7.62	816	15	7.57

10,441	116	4.43	10,610	118	4.45	10,783	120	4.51
1,156	33	11.20	1,145	33	11.57	1,162	36	12.63

2,423	38	6.25	2,563	39	6.21	2,713	42	6.15
181	4	7.95	195	4	7.80	209	4	7.76

2,604	42	6.37	2,758	43	6.32	2,922	46	6.27

16,044	217	5.37	16,342	219	5.40	16,670	228	5.51

52,566	656	4.95	54,953	683	4.99	57,628	716	5.02
501	4	3.48	516	5	3.50	390	4	4.43
20,276	170	3.43	17,285	154	3.63	16,312	151	3.73
19	1	11.05	22	—	11.46	23	1	8.20
1,074	8	3.03	1,048	10	3.71	1,186	11	3.86
1,594	1	.23	3,830	2	.23	2,806	2	.28
1,426	11	3.00	1,445	13	3.11	1,498	14	3.32

77,456	851	4.39	79,099	867	4.40	79,843	899	4.54
(2,092)			(2,356)			(2,603)
11,363			11,133			11,454
6,762			6,389			6,884

$93,489			$94,265			$95,578

$25,783	23	.35	25,270	24	.39	24,722	23	.37
1,885	—	.06	1,883	1	.06	1,828	—	.06
7,635	61	3.12	9,485	77	3.28	10,538	88	3.39
9,648	63	2.59	11,309	85	3.01	12,611	100	3.23
958	—	.37	818	1	.36	693	1	.30

45,909	147	1.27	48,765	188	1.55	50,392	212	1.71
2,300	1	.31	1,841	2	.33	1,790	1	.32
669	4	2.36	539	4	3.06	490	3	2.41
7,308	52	3.08	7,031	50	3.09	7,001	51	3.16

56,186	204	1.46	58,176	244	1.70	59,673	267	1.83
15,949			15,644			14,941
3,344			3,151			3,064
6,762			6,389			6,884

82,241			83,360			84,562

10,999			10,646			10,747
249			259			269

11,248			10,905			11,016

$93,489			$94,265			$95,578

		2.93%			2.70%			2.71%

	647	3.35%		623	3.17%		632	3.19%

	7			6			7

	$640			$617			$625

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

Figure 7 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.
Figure 7. Components of Net Interest Income Changes from Continuing Operations

	From three months ended March 31, 2010
	to three months ended March 31, 2011
	Average	Yield/	Net
in millions	Volume	Rate	Change	(a)

INTEREST INCOME
Loans	$(99)	$(41)	$(140)
Loans held for sale	—	—	—
Securities available for sale	40	(25)	15
Trading account assets	(1)	(3)	(4)
Short-term investments	(1)	—	(1)
Other investments	(1)	(1)	(2)

Total interest income (TE)	(62)	(70)	(132)

INTEREST EXPENSE
NOW and money market deposit accounts	2	(6)	(4)
Certificates of deposit ($100,000 or more)	(38)	(7)	(45)
Other time deposits	(31)	(22)	(53)

Total interest-bearing deposits	(67)	(35)	(102)
Federal funds purchased and securities sold under repurchase agreements	—	—	—
Bank notes and other short-term borrowings	1	(1)	—
Long-term debt	(2)	—	(2)

Total interest expense	(68)	(36)	(104)

Net interest income (TE)	$6	$(34)	$(28)

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Noninterest income
Our noninterest income was $457 million for the first quarter of 2011, compared to $450 million for the year-ago quarter, representing an increase of $7 million, or 2%, from the first three months of 2010.
As shown in Figure 8, noninterest income improved primarily due to increases of $34 million in investment banking and capital markets income, $15 million in gains from loan sales and $15 million in letter of credit and loan fees, due to increased syndication activity. Offsetting these increases was a $12 million decrease in operating lease income, an $8 million decrease in service charges on deposit accounts resulting from the implementation of Regulation E in the third quarter of 2010 and a $22 million decrease in other noninterest income items.

Figure 8. Noninterest Income

	Three months ended March 31,		Change
dollars in millions	2011	2010	Amount	Percent

Trust and investment services income	$110	$114	$(4)	(3.5	) %
Service charges on deposit accounts	68	76	(8)	(10.5)
Operating lease income	35	47	(12)	(25.5)
Letter of credit and loan fees	55	40	15	37.5
Corporate-owned life insurance income	27	28	(1)	(3.6)
Net securities gains (losses)	(1)	3	(4)	N/M
Electronic banking fees	30	27	3	11.1
Gains on leased equipment	4	8	(4)	(50.0)
Insurance income	15	18	(3)	(16.7)
Net gains (losses) from loan sales	19	4	15	375.0
Net gains (losses) from principal investing	35	37	(2)	(5.4)
Investment banking and capital markets income (loss)	43	9	34	377.8
Other income	17	39	(22)	(56.4)

Total noninterest income	$457	$450	$7	1.6%

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.
Trust and investment services income
Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 9. The decrease during the first quarter of 2011 of $4 million, or 4%, is attributable to lower income from institutional asset management and custody fees.
Figure 9. Trust and Investment Services Income

	Three months ended
	March 31,		Change
dollars in millions	2011	2010	Amount	Percent

Brokerage commissions and fee income	$32	$33	$(1)	(3.0	) %
Personal asset management and custody fees	38	37	1	2.7
Institutional asset management and custody fees	40	44	(4)	(9.1)

Total trust and investment services income	$110	$114	$(4)	(3.5	) %

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2011, our bank, trust and registered investment advisory subsidiaries had assets under management of $61.5 billion, compared to $66.2 billion at March 31, 2010. As shown in Figure 10, most of the decrease was attributable to reductions in the securities lending and money market portfolios, offset by an increase in the equity portfolio. The decline in the securities lending portfolio was due to relatively flat equity market activities, a decline on spreads, and client departures. When clients’ securities are lent out, the borrower must provide us with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management. The decline in the money market portfolio was due in part to the low rate environment as clients look for higher yields in other investment strategies. The decrease in the value of our portfolio of hedge funds is attributable to our second quarter 2009 decision to wind down the operations of Austin.

Figure 10. Assets Under Management

	2011	2010
in millions	First	Fourth	Third	Second	First

Assets under management by investment type:
Equity	$38,988	$38,084	$34,933	$32,836	$37,170
Securities lending	6,117	5,716	7,539	8,743	11,653
Fixed income	9,997	10,191	10,632	10,378	10,270
Money market	6,171	5,544	6,132	6,362	6,396
Hedge funds (a)	245	281	482	543	697

Total	$61,518	$59,816	$59,718	$58,862	$66,186

Proprietary mutual funds included in assets under management:
Money market	$3,784	$4,047	$4,185	$4,400	$4,426
Equity	8,019	7,587	6,941	6,476	7,591
Fixed income	980	1,007	981	849	777

Total	$12,783	$12,641	$12,107	$11,725	$12,794

(a)	Hedge funds are related to the discontinued operations of Austin.
Service charges on deposit accounts
The decrease in service charges on deposit accounts during the first three months of 2011 is due primarily to the implementation of Regulation E, which went into effect on July 1, 2010 for new clients and August 15, 2010 for our existing clients.
Operating lease income
Lower business volumes of operating leases due to the related economics resulted in a decrease of $12 million, or 26% for the first quarter of 2011, in our Equipment Finance line of business. Accordingly, as shown in Figure 12, operating lease expense also declined.
Investment banking and capital markets income (loss)
As shown in Figure 11, income from investment banking and capital markets activities increased $34 million, or 377.8% from the year-ago quarter. Dealer trading and derivatives income increased by $20 million from the year-ago quarter. This was largely due to a $9 million credit recorded during the first quarter of 2011 in the provision for losses related to customer derivatives compared to a $21 million provision for the same period one year-ago. Offsetting this change was a hedging loss of $6 million from a change in fair value of credit default swaps for the three-month period ended March 31, 2011 compared to a hedging gain of $3 million due to a change in fair value for the same period last year. Investment banking income increased $10 million, or 63% from the year-ago quarter due to increased levels of debt and equity financings as a result of improving capital market and economic conditions. Foreign exchange income and income from other investments also increased as compared to the year-ago quarter.
Figure 11. Investment Banking and Capital Markets Income (Loss)

	Three months ended
	March 31,		Change
dollars in millions	2011	2010	Amount	Percent

Investment banking income (loss)	$26	$16	$10	62.5%
Income (loss) from other investments	2	1	1	100.0
Dealer trading and derivatives income (loss)	4	(16)	20	N/M
Foreign exchange income (loss)	11	8	3	37.5

Total investment banking and capital markets income (loss)	$43	$9	$34	377.8%

Net gains (losses) from loan sales
We sell loans to achieve desired interest rate and credit risk profiles of the overall loan portfolio. During the first three months of 2011, we recorded $19 million of net gains from loan sales, compared to net gains of $4 million during the first three months of 2010. These sales were primarily in the residential mortgage and commercial real estate portfolios. Strengthening market liquidity and improved pricing in the portfolio provided us the opportunity to sell these assets.

Net gains (losses) from principal investing
Principal investments consist of direct and indirect investments in predominantly privately-held companies. Our principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($943 million at March 31, 2011, compared to $898 million at December 31, 2010, and $1.1 billion at March 31, 2010). The net gains (losses) presented in Figure 8 derive from changes in fair values as well as sales of principal investments.
Noninterest expense
Noninterest expense was $701 million for the first quarter of 2011, compared to $785 million for the same period last year.
As shown in Figure 12, the decrease for the first quarter of 2011 compared to the year-ago quarter was attributable to a $22 million decrease in net OREO expense attributable to significant write-downs and losses on sales of OREO in the first quarter of 2010; an $11 million decrease in operating lease expenses; an $8 million decrease in FDIC assessment and a $43 million decrease in other expenses. The remaining noninterest expense decreases were offset by a $9 million increase in personnel expenses.
Figure 12. Noninterest Expense

	Three months ended March 31,		Change
dollars in millions	2011	2010	Amount	Percent

Personnel	$371	$362	$9	2.5%
Net occupancy	65	66	(1)	(1.5)
Operating lease expense	28	39	(11)	(28.2)
Computer processing	42	47	(5)	(10.6)
Business services and professional fees	38	38	—	—
FDIC assessment	29	37	(8)	(21.6)
OREO expense, net	10	32	(22)	(68.8)
Equipment	26	24	2	8.3
Marketing	10	13	(3)	(23.1)
Provision (credit) for losses on lending-related commitments	(4)	(2)	(2)	100.0
Other expense	86	129	(43)	(33.3)

Total noninterest expense	$701	785	$(84)	(10.7)%

Average full-time equivalent employees(a)	15,301	15,772	(471)	(3.0)%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.
The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.
Personnel
As shown in Figure 13, personnel expense, the largest category of our noninterest expense, increased by $9 million, or 3%, from the first three months of 2010. The increase was due primarily to a $26 million increase in incentive compensation due to improved performance compared to the year-ago quarter. Additionally, salaries and severance slightly increased from the year-ago quarter. The personnel increase was partially offset by a $12 million decrease in employee benefits due to a change in certain pension plan assumptions in the third quarter of 2010 and a $9 million decrease in our stock-based compensation resulting from forfeiture of performance-based shares. For more information related to our pension plans, see Note 14 (“Employee Benefits”).
Figure 13. Personnel Expense

	Three months ended
	March 31,		Change
dollars in millions	2011	2010	Amount	Percent

Salaries	$224	$222	$2	.9%
Incentive compensation	73	47	26	55.3
Employee benefits	62	74	(12)	(16.2)
Stock-based compensation	5	14	(9)	(64.3)
Severance	7	5	2	40.0

Total personnel expense	$371	$362	$9	2.5%

Operating lease expense
The first quarter of 2011 decrease in operating lease expense compared to the year-ago quarter is attributable to lower business volume. Income related to the rental of leased equipment is presented in Figure 8 as “operating lease income.”
Income taxes
We recorded tax expense from continuing operations of $111 million for the first quarter of 2011 and $172 million for the fourth quarter of 2010, compared to a tax benefit of $82 million for the first quarter of 2010.
The tax expense recorded in the first quarter of 2011 is largely attributable to the recognition of tax credits arising from investments in low income housing projects. During the fourth quarter of 2010, we recorded domestic deferred income tax expense of $32 million as the result of management’s change in assertion as to indefinitely reinvesting in non-U.S. subsidiaries.
Our federal tax (benefit) expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves.
Additional information pertaining to how our tax (benefit) expense and the resulting effective tax rates were derived are included in Note 12 (“Income Taxes”) on page 138 of our 2010 Annual Report on Form 10-K.

Line of Business Results
This section summarizes the financial performance and related strategic developments of our two major business segments (operating segments), Key Community Bank and Key Corporate Bank. Note 16 (“Line of Business Results”) describes the products and services offered by each of these business segments, provides more detailed financial information pertaining to the segments and their respective lines of business, and explains “Other Segments” and “Reconciling Items.”
Figure 14 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month periods ended March 31, 2011 and 2010.
Figure 14. Major Business Segments - Taxable-Equivalent (TE) Revenue from Continuing Operations and Income
(Loss) from Continuing Operations Attributable to Key

	Three months ended
	March 31, 2011		Change

dollars in millions	2011	2010	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$565	$594	$(29)	(4.9)%
Key Corporate Bank	403	372	31	8.3
Other Segments	96	104	(8)	(7.7)

Total Segments	1,064	1,070	(6)	(.6)
Reconciling Items	(3)	12	(15)	(125.0)

Total	$1,061	$1,082	$(21)	(1.9)%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$81	$13	$68	523.1%
Key Corporate Bank	125	(36)	161	N/M
Other Segments	58	(49)	107	N/M

Total Segments	264	(72)	336	N/M
Reconciling Items	10	15	(5)	(33.3)%

Total	$274	$(57)	$331	N/M

Key Community Bank summary of operations
As shown in Figure 15, Key Community Bank recorded net income attributable to Key of $81 million for the first quarter of 2011, compared to a net income of $13 million for the first quarter of 2010. A substantial decrease in the provision for loan and lease losses drove the improvement in the first quarter of 2011.
Taxable-equivalent net interest income declined by $34 million, or 8%, from the first quarter of 2010, due to declines in average earning assets and average deposits. Average earning assets decreased by $1 billion, or 5%, from the year-ago quarter, reflecting reductions in the commercial loan and home equity loan portfolios. Average deposits declined by $3 billion, or 6%, as higher-costing certificates of deposit mature, partially offset by growth in noninterest-bearing deposits and NOW and money market deposit accounts.
Noninterest income increased by $5 million, or 3%, from the year-ago quarter, due to higher income from net gains on loan sales, electronic banking fees, trust and investment services, and a reduction in the provision for credit losses from client derivatives. These factors were partially offset by lower service charges on deposits from the implementation of Regulation E.
The provision for loan and lease losses declined by $131 million, or 92%, compared to the first quarter of 2010 due to improving economic conditions resulting in lower net charge-offs and nonperforming loans from the same period one year ago.
Noninterest expense declined by $6 million, or 1%, from the year-ago quarter. The decrease was driven by reductions in FDIC deposit insurance premiums and corporate allocated costs. These improvements were partially offset by increases in personnel expense and business services and professional fees, reflecting the cost of our third-party mortgage operations.
In our Commercial Banking group, which serves clients with revenues of $25 million to $250 million, we experienced a 4% annualized growth rate in average loans in the quarter, as our clients continue to gain more confidence and begin to finance inventory and equipment purchases. We also saw an 11% year-over-year increase in SBA loan originations and our national ranking in the SBA 7A small business financing program has moved from #15 in 2009 to #12 at the end of last year.
Figure 15. Key Community Bank

	Three months ended
	March 31,		Change

dollars in millions	2011	2010	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$378	$412	$(34)	(8.3)%
Noninterest income	187	182	5	2.7

Total revenue (TE)	565	594	(29)	(4.9)
Provision for loan and lease losses	11	142	(131)	(92.3)
Noninterest expense	445	451	(6)	(1.3)

Income (loss) before income taxes (TE)	109	1	108	N/M
Allocated income taxes and TE adjustments	28	(12)	40	N/M

Net income (loss) attributable to Key	$81	13	$68	523.1%

AVERAGE BALANCES
Loans and leases	$26,312	$27,769	$(1,457)	(5.2)%
Total assets	29,739	30,886	(1,147)	(3.7)
Deposits	48,108	51,444	(3,336)	(6.5)

Assets under management at period end	$20,057	$18,248	$1,809	9.9%

ADDITIONAL COMMUNITY BANKING DATA

	Three months ended
	March 31,		Change

dollars in millions	2011	2010	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$21,482	$18,651	$2,831	15.2%
Savings deposits	1,901	1,814	87	4.8
Certificates of deposits ($100,000 or more)	4,513	7,362	(2,849)	(38.7)
Other time deposits	7,959	12,558	(4,599)	(36.6)
Deposits in foreign office	398	502	(104)	(20.7)
Noninterest-bearing deposits	11,855	10,557	1,298	12.3

Total deposits	$48,108	$51,444	$(3,336)	(6.5)%

HOME EQUITY LOANS
Average balance	$9,454	$9,967
Weighted-average loan-to-value ratio (at date of origination)	70%	70%
Percent first lien positions	53	53

OTHER DATA
Branches	1,040	1,014
Automated teller machines	1,547	1,501

Key Corporate Bank summary of operations
As shown in Figure 16, Key Corporate Bank recorded net income attributable to Key of $125 million for the first quarter of 2011, compared to a net loss attributable to Key of $36 million for the first quarter of 2010. This improvement in the first quarter of 2011 was a result of a substantial decrease in the provision for loan and lease losses.
Taxable-equivalent net interest income decreased by $10 million, or 5%, compared to the first quarter of 2010, primarily due to lower earning assets and deposits. Average earning assets decreased by $5 billion, or 21% from the year-ago quarter. Average deposits declined by $938 million, or 8%, from one year ago. During the first quarter of 2011, approximately $1.5 billion of escrow deposits associated with Key’s mortgage servicing operations were moved to another financial institution as a result of KeyBank’s previously reported ratings downgrade by Moody’s in November 2010.
Noninterest income increased by $41 million, or 23%, from the first quarter of 2010. Investment banking and capital markets income increased $39 million. The first quarter of 2010 included a $21 million provision for losses on customer derivatives compared to a credit of $9 million in the first quarter of 2011. This improvement was partially offset by lower levels of fixed income and equity trading income. Investment banking income increased primarily due to increased levels of debt and equity financings. Also contributing to the improvement in noninterest income was a $16 million increase in letter of credit and loan fees related to an increase in syndication activity. These gains were partially offset by decreases in trust and investment services income of $7 million and operating lease revenue of $5 million.

The provision for loan and lease losses in the first quarter of 2011 was a credit of $21 million compared to a charge of $161 million for the same period one year ago. Key Corporate Bank continued to experience improved asset quality for the sixth quarter in a row.
Noninterest expense decreased by $44 million, or 16%, from the first quarter of 2010 due in part to a $24 million decline in OREO expense. Also contributing to the improvement was a $34 million decrease in various miscellaneous expenses and a $5 million decline in corporate overhead. These improvements were partially offset by an increase in personnel expense. We have hired more than 300 people, including over 100 senior professionals across industry verticals and product groups since January 2010.
In our Institutional and Capital Markets group, the KeyBanc Capital Markets unit raised more than $46 billion for our clients in the first quarter of 2011 through the successful execution of 82 capital markets transactions.
Figure 16. Key Corporate Bank

	Three months ended
	March 31,		Change

dollars in millions	2011	2010	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$185	$195	$(10)	(5.1)%
Noninterest income	218	177	41	23.2

Total revenue (TE)	403	372	31	8.3
Provision for loan and lease losses	(21)	161	(182)	(113.0)
Noninterest expense	228	272	(44)	(16.2)%

Income (loss) before income taxes (TE)	196	(61)	257	N/M
Allocated income taxes and TE adjustments	72	(24)	96	N/M

Net income (loss)	124	(37)	161	N/M
Less: Net income (loss) attributable to noncontrolling interests	(1)	(1)	—	—

Net income (loss) attributable to Key	$125	$(36)	$161	N/M

AVERAGE BALANCES
Loans and leases	$17,677	$22,440	$(4,763)	(21.2)%
Loans held for sale	275	240	35	14.6
Total assets	21,747	26,270	(4,523)	(17.2)
Deposits	11,282	12,220	(938)	(7.7)

Assets under management at period end	$41,461	$47,938	$(6,477)	(13.5)%

Other Segments
Other Segments consist of Corporate Treasury, Key’s Principal Investing unit and various exit portfolios. Other Segments generated net income attributable to Key of $58 million for the first quarter of 2011, compared to a net loss attributable to Key of $49 million for the same period last year. These results reflect a decrease in the provision for loan and lease losses and noninterest expense.

Financial Condition
Loans and loans held for sale
At March 31, 2011, total loans outstanding from continuing operations were $48.6 billion, compared to $50.1 billion at December 31, 2010 and $55.9 billion at March 31, 2010. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at March 31, 2011, December 31, 2010, and March 31, 2010, totaled $6.3 billion, $6.5 billion, and $6 billion, respectively. The decrease in our loans from continuing operations over the past twelve months reflects reductions in most of our portfolios, with the largest decline experienced in the commercial portfolio. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 101 of our 2010 Annual Report on Form 10-K.
Commercial loan portfolio
Commercial loans outstanding were $33.3 billion at March 31, 2011, a decrease of $6.1 billion, or 16%, since March 31, 2010. This decrease was caused by continued soft demand for credit due to our clients’ use of the strength of the capital markets to raise debt and equity, pay downs on our portfolios and the run-off in our exit loan portfolio as we continue to reduce our risk. We have seen some growth in the Commercial Banking group where businesses continue to gain more confidence as the economy continues to improve.
Commercial, financial and agricultural. Our Commercial, Financial and Agricultural loans, also referred to as “Commercial and Industrial,” represent 34% of our total loan portfolio at March 31, 2011, 33% at December 31, 2010 and 32% at March 31, 2010 and are the largest component of our total loans. The loans are comprised of fixed and variable rate loans to our large, middle market and small business clients. These loans decreased $1.6 billion or 9% from one year ago.
Commercial real estate loans. Commercial real estate loans represent approximately 22% of our total loan portfolio. These loans include both owner and nonowner-occupied properties and constitute approximately 32% of our commercial loan portfolio. As shown in Figure 17, at March 31, 2011, our commercial real estate portfolio included mortgage loans of $8.8 billion and construction loans of $1.8 billion representing 18% and 4% respectively, of our total loans. Nonowner-occupied loans represent 15% of our total loans and owner-occupied loans represent 7% of our total loans. The average size mortgage loan originated during the first quarter of 2011 was $2.2 million, and our largest mortgage loan at March 31, 2011, had a balance of $120 million. At March 31, 2011, our average construction loan commitment was $3.1 million. Our largest construction loan commitment was $49 million, $48 million of which was outstanding.
Our commercial real estate lending business is conducted through two primary sources: our 14-state banking franchise, and Real Estate Capital and Corporate Banking Services, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 58% of our average year-to-date commercial real estate loans during the first quarter of 2011, compared to 61% one year ago. Our commercial real estate business generally focuses on larger owners and operators of commercial real estate. As shown in Figure 17, this loan portfolio is diversified by both property type and geographic location of the underlying collateral. Figure 17 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank.

Figure 17. Commercial Real Estate Loans

March 31, 2011	Geographic Region							Percent of		Commercial

dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	Total	Total	Construction	Mortgage

Nonowner-occupied:
Retail properties	$360	$193	$238	$362	$536	$218	$1,907	17.9%	$350	$1,557
Multifamily properties	178	179	365	196	391	209	1,518	14.2	464	1,054
Health facilities	300	—	145	219	217	175	1,056	9.9	63	993
Office buildings	142	74	132	134	72	311	865	8.1	151	714
Warehouses	208	—	49	79	74	88	498	4.7	18	480
Residential properties	96	26	76	75	77	75	425	4.0	313	112
Hotels/Motels	75	—	43	5	147	37	307	2.9	60	247
Land and development	21	17	41	9	50	71	209	2.0	142	67
Manufacturing facilities	2	—	5	8	—	11	26	.2	2	24
Other	83	2	13	51	82	98	329	3.1	18	311

Total nonowner-occupied	1,465	491	1,107	1,138	1,646	1,293	7,140	67.0	1,581	5,559
Owner-occupied	1,408	60	334	762	150	797	3,511	33.0	264	3,247

Total	$2,873	$551	$1,441	$1,900	$1,796	$2,090	$10,651	100.0%	$1,845	$8,806

Nonowner-occupied:
Nonperforming loans	$68	$27	$49	$40	$64	$54	$302	N/M	$136	$166
Accruing loans past due 90 days or more	6	—	10	2	—	29	47	N/M	23	24
Accruing loans past due 30 through 89 days	30	—	28	9	18	11	96	N/M	43	53

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
Southwest –	Arizona, Nevada and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
In the first three months of 2011, nonperforming loans related to nonowner-occupied properties decreased by $106 million to $302 million and compared to March 31, 2010, nonperforming loans related to nonowner-occupied properties decreased by $708 million.
For the period 2008 – 2010, the secondary market for income-property loans was severely constrained. During this period of time, we provided interim financing for certain maturing income property loans. Beginning with the second half of 2010 and continuing throughout the first quarter of 2011, market liquidity for income property loans showed significant improvement. Consequently, our clients’ need for interim financing has diminished and our portfolio of nonowner-occupied income property loans has shown a steady decrease in outstanding principal balances. Since June 30, 2010 our nonowner occupied commercial real estate portfolio has been reduced by approximately $2.2 billion or 23%. Nonetheless, there are circumstances where a client requests a loan extension. In cases where the loan terms were extended at less than normal market rates for similar lending arrangements, we have transferred these loans to the Asset Recovery Group for resolution. In the first quarter of 2011, there were $47 million of new restructured loans included in nonperforming loans, of which $3 million related to commercial real estate.
As shown in Figure 17, at March 31, 2011, 67% of our commercial real estate loans were for nonowner-occupied properties compared to 71% at March 31, 2010. Approximately 22% and 35% of these loans were construction loans at March 31, 2011 and 2010, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. Uncertain economic conditions generally slow the execution of new leases and may also lead to the turnover of existing leases, driving rental rates and occupancy rates down. As we have experienced during the first three months of 2011, we expect vacancy rates for retail, office and industrial space to remain elevated and possibly further increase well into 2011.
Commercial real estate fundamentals are bottoming, and for certain sectors (i.e., apartments) showing signs of improvement. According to Property and Portfolio Research, Inc., vacancy declined modestly across the four major property sectors in 2010 (with significant declines in apartment vacancy). Rent growth, however, remains negative for retail and industrial and basically flat for office. Rents should be nearing their trough, but are unlikely to post any meaningful gains over the near-term. If there is an interruption in the slow improvement in market fundamentals, any resulting effect would likely be most noticeable in the nonowner-occupied properties segment of our commercial real estate loan portfolio, particularly in the retail properties and office buildings components, which comprise 26% of our commercial real estate loans.

Commercial property values peaked in the fall of 2007, having experienced increases of approximately 30% since 2005 and 90% since 2001. The most recent Moody’s Real Estate Analytics, LLC Commercial Property Price Index shows a 43% drop in values from the peak. However, this is a 4.2% increase from the post peak low recorded in August 2010. While overall prices may be reaching a bottom, market averages obscure divergent trends by asset quality and location. Over the past year, competition for the best assets in the top markets has driven prices higher, while weak demand and continued uncertainty is keeping prices for distressed assets low (and keeping trends negative).
If the factors described above result in further weakening in the fundamentals underlying the commercial real estate market (i.e., vacancy rates, the stability of rental income and asset values), leading to reduced cash flow to support debt service payments, our ability to collect such payments and the strength of our commercial real estate loan portfolio could be adversely affected.
Commercial lease financing. We conduct financing arrangements through our Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 19% of commercial loans at March 31, 2011, and 18% at March 31, 2010. As previously reported, we ceased conducting new business in both the commercial vehicle and office equipment leasing markets during the second half of 2009.
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
Our concession types are primarily categorized as interest rate reductions, principal deferral, or forgiveness of principal. Loan extensions are sometimes coupled with these primary concession types. The table below provides the amount of TDRs by the primary type of concession made at each period end. While our volume of TDR activity is relatively new over the last six quarters, due to improving economic conditions and the restructuring of these loans to provide the best opportunity for successful repayment by the borrower, we have seen successes as measured by restructured loans returning to accrual status and consistent performance according to the restructured loan terms in each primary type of concession over the last three quarters.
Figure 18 shows our concession types for our commercial accruing and nonaccruing TDRs.
Figure 18. Commercial Loan Accruing and Nonaccruing TDRs

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2011	2010	2010	2010	2010

Interest rate reduction	$165	$188	$238	$258	$278
Forgiveness of principal	10	38	67	36	25
Other modification of loan terms	7	14	2	—	—

Total	$182	$240	$307	$294	$303

Total Commercial and Consumer TDRs	$242	$297	$360	$343	$323
Total commercial TDRs to total commercial loans	.55%	.70%	.87%	.79%	.77%
Total commercial TDRs to total loans	.37	.48	.60	.55	.54
Total commercial loans	$33,298	$34,520	$35,438	$37,134	$39,436
Total loans	48,552	50,107	51,354	53,334	55,913

Figure 19 quantifies restructured loans, TDRs, using our three-note structure.

Figure 19. Commercial TDRs by Note Type and Accrual Status

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2011	2010	2010	2010	2010

Commercial TDRs by Note Type

Tranche A	$172	$226	$277	$259	$244
Tranche B	10	14	29	33	52
Tranche C	—	—	1	2	7

Total Commercial TDRs	$182	$240	$307	$294	$303

Commercial TDRs by Accrual Status

Nonaccruing	$110	$148	$179	$167	$210
Accruing	66	67	109	106	93
Held for sale	6	25	19	21	—

Total Commercial TDRs	$182	$240	$307	$294	$303

Total Commercial and Consumer TDRs	$242	$297	$360	$343	$323

The benefits derived from multiple-note TDRs are recognized when the underlying assets (predominantly commercial real estate) have been stabilized with a level of leverage supportable by ongoing cash flows. Right-sizing the A note to sustainable cash flow should ultimately allow for its return to accrual status and thereupon a resumption of interest income recognition. Similarly, appropriately-sized A notes will allow for upgraded credit classification based on rehabilitated credit metrics including demonstrated payment performance. Other benefits include the borrower’s retention of ownership and control of the asset, deleveraged and sustainable capital structure (often sufficient to attract fresh capital into the transaction) and rehabilitation of local markets by minimizing distressed/fire sales.
As the objective of the multiple-notes TDR is to achieve a fully performing and well-rated A note, we focus on sizing the A note to a level that is supported by cash flow available to service debt at current market terms and consistent with our customary underwriting standards. This typically will include a debt coverage ratio of 1.2 or better of cash flow to monthly payments of market interest and principal amortization of generally not more than 25 years.
The B note is typically an interest-only note with no required amortization until the property stabilizes and generates excess cash flow which is customarily applied directly to principal. The B note is subsequently evaluated at such time when accrual restoration of the A note is under consideration. In many cases, the B note has then been charged-off contemporaneously with the A note being returned to accrual status. Alternatively, both A and B notes may be simultaneously returned to accrual if credit metrics are supportive as set forth above. In many cases where a three note structure (A, B, C) has been utilized, the C notes are fully charged-off at the time of the TDR. In the very few instances where the C note is not charged-off, there is a pending equity event, additional leasing or pending sale of developed units that support the C note balance shortly after the TDR.
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
As of March 31, 2011, we had $433 million of mortgage and construction loans that had a loan to value ratio greater than 1.0 and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; a satisfactory borrower payment history; and acceptable guarantor support.
Consumer loan portfolio
Consumer loans outstanding decreased by $1.2 billion, or 7%, from one year ago. As shown in Figure 36 in the “Credit risk management” section, the majority of the reduction came from our exit loan portfolio. Most of the decrease is attributable to the marine segment.
The home equity portfolio is the largest segment of our consumer loan portfolio. Virtually this entire portfolio (94% at March 31, 2011) is derived primarily from the Regional Banking line of business within our Key Community Bank. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans within Key Community Bank decreased by $471 million, or 5%, over the past twelve months.
Figure 20 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 20. Home Equity Loans

	2011	2010

dollars in millions	First	Fourth	Third	Second	First

SOURCES OF PERIOD END LOANS
Key Community Bank	$9,421	$9,514	$9,655	$9,775	$9,892
Other	627	666	707	753	795

Total	$10,048	$10,180	$10,362	$10,528	$10,687

Nonperforming loans at period end	$112	$120	$122	$129	$129
Net loan charge-offs for the period	38	39	48	41	47
Yield for the period (a)	4.36%	4.39%	4.43%	4.45%	4.51%

(a)	From continuing operations.
As previously reported, we have experienced a decrease in our consumer loan portfolio. We expect that the portfolio will continue to decrease in future periods as a result of our actions to exit dealer-originated home equity loans and indirect retail lending for marine and recreational vehicle products, and discontinue the education lending business. We ceased originating new education loans effective December 5, 2009 and account for this business in discontinued operations.
In the latter half of 2010, there was public controversy surrounding the foreclosure practices of large home lenders. Our number of home loan foreclosures is small (the average number of new mortgage foreclosures serviced by Key and third parties, initiated per month, through March 31, 2011 was 131; mortgage loans serviced by Key and third parties outstanding at March 31, 2011 are approximately 235,000 loans) and primarily have occurred in our home equity loan portfolio. A review of our foreclosure processes did not uncover any material defects in the process of signing and notarizing affidavits.
Loans held for sale
As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale decreased to $426 million at March 31, 2011 from $467 million at December 31, 2010 and totaled $556 million at March 31, 2010. Loans held for sale related to the discontinued operations of the education lending business, which are excluded from total loans held for sale at March 31, 2011, December 31, 2010 and March 31, 2010, totaled $14 million, $15 million, and $246 million, respectively.
At March 31, 2011, loans held for sale included $287 million of commercial mortgages, which increased by $22 million from March 31, 2010, and $52 million of residential mortgage loans which decreased $40 million from March 31, 2010.
Loan sales
As shown in Figure 21, during the first three months of 2011, we sold $397 million of commercial real estate loans, $438 million of residential real estate loans, and $46 million of commercial loans. Most of these sales came from the held-for-sale portfolio.
Figure 21 summarizes our loan sales for the first three months of 2011 and all of 2010.
Figure 21. Loans Sold (Including Loans Held for Sale)

			Commercial
		Commercial	Lease	Residential
in millions	Commercial	Real Estate	Financing	Real Estate	Total

2011

First quarter	$46	$397	—	$438	$881

2010

Fourth quarter	$171	$530	$29	$525	$1,255
Third quarter	105	200	35	372	712
Second quarter	75	336	—	348	759
First quarter	19	158	—	328	505

Total	$370	$1,224	$64	$1,573	$3,231	(a)

(a)	Excludes loans of $487 million sold during 2010 that relate to the discontinued operations of the education lending business.

Figure 22 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been sold.
Figure 22. Loans Administered or Serviced

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2011	2010	2010	2010	2010

Commercial real estate loans	$115,369	$117,071	$119,294	$120,495	$122,542
Commercial lease financing	657	706	624	631	593
Commercial loans	272	269	259	249	243

Total	$116,298	$118,046	$120,177	$121,375	$123,378

In the event of default by a borrower, we are subject to recourse with respect to approximately $784 million of the $116 billion of loans administered or serviced at March 31, 2011. Additional information about this recourse arrangement is included in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”
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
Securities
Our securities portfolio totaled $19.5 billion at March 31, 2011, compared to $22.0 billion at December 31, 2010, and $16.6 billion at March 31, 2010. At each of these dates, most of our securities consisted of securities available for sale, with the remainder consisting of held-to-maturity securities of less than $22 million.
Securities available for sale
The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At March 31, 2011, we had $19.3 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $21.7 billion at December 31, 2010 and $16.3 billion at March 31, 2010.
As shown in Figure 23, all of our mortgage-backed securities are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets and recorded on the balance sheet at fair value. For more information about these securities, see Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques.”
Figure 23. Mortgage-Backed Securities by Issuer

	March 31,	December 31,	March 31,
in millions	2011	2010	2010

FHLMC	$9,336	$10,373	$7,590
FNMA	6,132	7,357	4,322
GNMA	3,802	4,004	4,427

Total	$19,270	$21,734	$16,339

During the first three months of 2011, we had net losses of $35 million from CMOs and other mortgage-backed securities, of which $33 million were net unrealized losses and $2 million were net realized losses. The net unrealized losses resulted from an increase in market interest rates and were recorded in the AOCI component of shareholders’ equity. We continue to maintain a moderate asset-sensitive exposure to near-term changes in interest rates.
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
During the first quarter of 2011, our investing activities continue to complement other balance sheet developments and provide for our ongoing liquidity management needs. Early in the quarter, we purchased $605 million in CMOs issued by government-sponsored entities or GNMA. We are able to either pledge these securities to the Federal Reserve or Federal Home Loan Bank for secured borrowing arrangements, sell them or use them in connection with repurchase agreements should alternate sources of liquidity be required in the future. We elected not to reinvest the monthly security cash flows during February and March and also sold approximately $1.6 billion of CMOs during the first quarter of 2011. These actions provided the liquidity necessary to address the funding requirements arising from the loss of certain escrow deposit balances related to commercial mortgage securitizations serviced by Key and rated by Moody’s, and also contributed to our preparations for TARP repayment in March 2011.
Figure 24 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 24. Securities Available for Sale

					Other
	U.S. Treasury,	States and	Collateralized		Mortgage-						Weighted-
	Agencies and	Political	Mortgage		Backed		Other				Average
dollars in millions	Corporations	Subdivisions	Obligations	(a)	Securities	(a)	Securities	(b)	Total		Yield (c)

March 31, 2011
Remaining maturity:
One year or less	$1	$2	$432		$22		$4		$461		4.90%
After one through five years	6	12	17,857		891		14		18,780		3.19
After five through ten years	2	59	—		58		1		120		5.50
After ten years	—	77	—		10		—		87		1.58

Fair value	$9	$150	$18,289		$981		$19		$19,448		—
Amortized cost	9	148	17,998		913		14		19,082		3.23%
Weighted-average yield (c)	1.38%	3.46%	3.15%		4.84%		3.99%	(d)	3.23%	(d)	—
Weighted-average maturity	3.5 years	13.6 years	3.1 years		2.8 years		2.8 years		3.2 years		—

December 31, 2010
Fair value	$8	$172	$20,665		$1,069		$19		$21,933		—
Amortized cost	8	170	20,344		998		15		21,535		3.28%

March 31, 2010
Fair value	$8	$83	$14,984		$1,355		$123		$16,553		—
Amortized cost	8	81	14,789		1,270		107		16,255		3.76%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $18 million of securities at March 31, 2011, that have no stated yield.
Held-to-maturity securities
Foreign bonds and preferred equity securities constitute most of our held-to-maturity securities. Figure 25 shows the composition, yields and remaining maturities of these securities.
Figure 25. Held-to-Maturity Securities

	States and					Weighted-
	Political	Other				Average
dollars in millions	Subdivisions	Securities		Total		Yield (a)

March 31, 2011
Remaining maturity:
One year or less	$1	4		$5		3.41%
After one through five years	—	$14		14		3.65

Amortized cost	$1	$18		$19		3.57%
Fair value	1	18		19		—
Weighted-average yield	8.93%	3.15%	(b)	3.57%	(b)	—
Weighted-average maturity	.9 years	2.1 years		2.0 years		—

December 31, 2010
Amortized cost	$1	$16		$17		3.71%
Fair value	1	16		17		—

March 31, 2010
Amortized cost	$3	$19		$22		4.03%
Fair value	3	19		22		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at March 31, 2011, that have no stated yield.
Other investments
Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 67% of other investments at March 31, 2011. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($943 million at March 31, 2011, $898 million at December 31, 2010, and $1.1 billion at March 31, 2010).
In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.
Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. Among other things, our review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry and third party data. During the first three months of 2011, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $35 million, which includes $26 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement.
Deposits and other sources of funds
Domestic deposits are our primary source of funding. During the first quarter of 2011, these deposits averaged $59.0 billion and represented 78% of the funds we used to support loans and other earning assets, compared to $64.6 billion and 81% during the same quarter in 2010. The composition of our average deposits is shown in Figure 6 in the section entitled “Net interest income.”
The decrease in average domestic deposits in the first quarter of 2011, compared to the first quarter of 2010, was due to a decline in certificates of deposit ($100,000 or more) and other time deposits. This decline was offset by an increase in NOW and money market deposit accounts, and noninterest-bearing deposits. The mix of deposits continues to change as higher-costing certificates of deposit mature and reprice to current market rates and clients move their balances to transaction and nonmaturity deposit accounts, such as NOW and money market savings accounts, or look for other alternatives for investing in the current low-rate environment. Additionally, during the first quarter of 2011, approximately $1.5 billion of escrow deposits associated with Key’s mortgage servicing operations were moved to another financial institution as a result of the previously reported ratings downgrade of KeyBank by Moody’s in November 2010. We funded this movement of the escrow deposits by selling a similar amount of securities available for sale at the time of the transfer.
Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $4.2 billion during the first quarter of 2011, compared to $3.0 billion during the year-ago quarter. The change from the first quarter of 2010 resulted from a $347 million increase in foreign office deposits, a $585 million increase in federal funds purchased and securities sold under agreements to repurchase and a $248 million increase in bank notes and other short-term borrowings.
Additionally, in conjunction with a client’s equity raise at the end of March, $2.5 billion was placed on deposit with us in a foreign office account. These funds were subsequently disbursed in early April 2011.
The Dodd-Frank Act’s Reform of Deposit Insurance
The Dodd-Frank Act made permanent the current FDIC standard maximum deposit insurance coverage limit of $250,000, and provided for temporary unlimited FDIC deposit insurance until January 1, 2013, for non interest-bearing demand transaction accounts, including Interest on Lawyers Trust Accounts, for all insured depository institutions effective December 31, 2010 (concurrent with the expiration date of the current TAG Program extension). Since December 31, 2010, KeyBank has offered noninterest-bearing demand transaction accounts, with unlimited FDIC deposit insurance, similar to when we participated in the TAG.
Substantially all of KeyBank’s domestic deposits are insured up to applicable limits by the FDIC. The FDIC assesses an insured depository institution an amount for deposit insurance premiums equal to its deposit insurance assessment base times a risk-based assessment rate. Under the risk-based assessment system in effect for the first quarter of 2011, annualized deposit insurance premium assessments ranged from $.07 to $.775 for each $100 of assessable domestic deposits based on the institution’s risk category.
As discussed in our 2010 Annual Report on Form 10-K on page 9 under the heading “Federal Deposit Insurance Act,” “Deposit Insurance Assessments”, in order to adhere to requirements imposed upon the DIF by the Dodd-Frank Act, the FDIC adopted a final rule, effective April 1, 2011, changing the basis for assessments from domestic deposits to average consolidated total assets minus average tangible equity, and implementing a new assessment system. Under the new assessment system, KeyBank’s annualized deposit insurance premium assessments would range from $.025 to $.45 for each $100 of its new assessment base, depending on its new scorecard performance incorporating KeyBank’s regulatory rating, ability to withstand asset and funding related stress, and relative magnitude of potential losses to the FDIC in the event of KeyBank’s failure. We estimate that our 2011 expense for deposit insurance assessments will be $60 million to $90 million. As the end of the quarter, we had $361 million of prepaid FDIC insurance assessments remaining on our balance sheet from our December 2009 prepayment of 2009, 2010, 2011 and 2012 estimated assessments. Prepayment was required of depository institutions under the FDIC’s restoration plan for the DIF.
Subsequent to the effectiveness of the new FDIC assessment system discussed above, on April 15, 2011, the FDIC published a Notice of Proposed Assessment Rate Adjustment Guidelines in the Federal Register. The guidelines describe the process that the FDIC would follow to determine whether an adjustment to the score used to calculate the assessment rate for a large or highly complex institution, such as Key, and to notify an institution of an adjustment. The proposal sets forth guidelines for the FDIC’s use of its ability to adjust a large institution’s assessment rate provided for under the new assessment effective April 1, 2011. Comments on the proposed guidelines are due by May 31, 2011. Depending on the outcome of this adjustment, our assessment could be increased thereby reducing the amount of estimated savings we have described in the preceding paragraph for 2011.
Capital
At March 31, 2011, our shareholders’ equity was $9.4 billion, down $1.7 billion from December 31, 2010. The following discusses certain factors that contributed to the change in our shareholders’ equity. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity (Unaudited).
Repurchase of TARP CPP preferred stock, warrant and completion of equity and debt offerings
On March 30, 2011, we completed the repurchase of the $2.5 billion of Series B Preferred Stock, issued to the U.S. Treasury as part of the TARP CPP. The repurchase followed a $625 million common equity offering and a $1 billion debt offering of 5.1 % Senior Medium Term Notes, Series I, both of which were completed in the first quarter of 2011.
As a result of the repurchase of the Series B Preferred Stock, we accelerated the amortization of the issuance discount (deemed dividend) on the Series B Preferred Stock in the amount of $49 million, which reduced net income available to holders of our Common Shares and, in turn, reduced our earnings per Common Shares by $.06. The issuance discount is due to the carrying value of the Series B Preferred Stock being less than its liquidation value, as the carrying value of our Series B Preferred Stock and the corresponding warrant issued to the U.S. Treasury as part of our participation was based upon its fair value at issuance. On April 20, 2011 we repurchased the warrant directly from the U.S. Treasury for $70 million.
During the first quarter of 2011, KeyCorp completed the underwritten public offering of 70,621,470 of its Common Shares at a price of $8.85 per share, with aggregate proceeds to KeyCorp of $625 million. KeyCorp also completed the public offering of $1 billion 5.1% Senior Medium-Term Notes, Series I, during the first quarter of 2011. The proceeds from the sale of Common Shares and medium-term notes were used, along with other available funds, to repurchase the Series B Preferred Stock issued to the U.S. Treasury.
Dividends
During the first three months of 2011, we made dividend payments of $31 million to the U.S. Treasury on the Series B Preferred Stock as a participant in the U.S. Treasury’s TARP CPP. The repurchase will eliminate future quarterly dividends of $31 million, or $125 million on an annual basis, related to these preferred shares.
During the first quarter 2011, we made a dividend payment of $1.9375 per share or $6 million on our Series A Preferred Stock.
Additionally, during the first quarter 2011, we made a dividend payment of $.01 per share, or $9 million, on our Common Shares.
As part of our Comprehensive Capital Plan, we requested authority to increase our quarterly common stock dividend from $0.01 per share to $0.03 per share effective in the second quarter of 2011. The Federal Reserve did not object to that request as part of our Comprehensive Capital Plan, and our Board of Directors will consider the dividend increase at its regular May meeting. Future increases will be evaluated by the Board of Directors, based on our earnings, financial condition, capital requirements, and other factors including regulatory review. Further information regarding our Comprehensive Capital Plan is included in the “Supervision and Regulation” section under the heading “Supervisory Capital Assessment Program.”
Common shares outstanding
Our Common Shares are traded on the New York Stock Exchange under the symbol KEY. At March 31, 2011 our book value per Common Share was $9.58 based on 953.9 million shares outstanding at March 31, 2011, compared to $9.52 based on 880.6 million shares outstanding at December 31, 2010, and $9.01 based on 879.1 million shares outstanding at March 31, 2010. At March 31, 2011 our tangible book value per Common Share was $8.59 compared to $8.45 at December 31, 2010, and $7.91 at March 31, 2010.
Figure 26 shows activities that caused the change in outstanding Common Shares over the past five quarters.
Figure 26. Changes in Common Shares Outstanding

	2011	2010
in thousands	First	Fourth	Third	Second	First

Shares outstanding at beginning of period	880,608	880,328	880,515	879,052	878,535
Common shares issued	70,621	—	—	—	—
Shares reissued (returned) under employee benefit plans	2,697	280	(187)	1,463	517

Shares outstanding at end of period	953,926	880,608	880,328	880,515	879,052

As shown above, Common Shares outstanding increased by 73,318 thousand shares during the first quarter of 2011 from the common share issuance discussed previously and net activity in our employee benefit plans.
At March 31, 2011, we had 63.0 million treasury shares, compared to 65.7 million treasury shares at December 31, 2010 and 67.3 million treasury shares at March 31, 2010. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
In the past we have periodically repurchased Common Shares, for employee benefit plans without regulatory approval, in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The existing program does not have an expiration date, and we have outstanding Board authority to repurchase 13.9 million shares. We did not repurchase any Common Shares during the first three months of 2011 or 2010. Regulatory approval will be required for any future Common Share repurchases, including under the existing Board authority.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at March 31, 2011. Our capital and liquidity position us well to weather the current credit cycle while continuing to serve our clients’ needs, as well as to adjust to the application of any new regulatory capital standards due to or promulgated under the Dodd-Frank Act. Our shareholders’ equity to assets ratio was 10.42% at March 31, 2011, compared to 12.10% at December 31, 2010 and 11.17% at March 31, 2010. Our tangible common equity to tangible assets ratio was 9.16% at March 31, 2011, compared to 8.19% at December 31, 2010 and 7.37% at March 31, 2010.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. We expect U.S. regulators to introduce new regulatory capital guidelines later this year, responding to both Dodd Frank and Basel III capital directives. As of March 31, 2011, our Tier 1 risk-based capital ratio and our total risk-based capital ratios were 13.48% and 17.38%, respectively, compared to 15.16% and 19.12%, respectively, at December 31, 2010.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of March 31, 2011, our leverage ratio was 11.56% compared to 13.02% at December 31, 2010.

The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities being eligible Tier 1 risk-based capital.
This three year phase-out period, which commences January 1, 2013, will ultimately result in our trust preferred securities issued by the KeyCorp and Union State Bank capital trusts (“capital securities”) being treated only as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions to BHCs, savings and loan holding companies, and nonbank financial companies identified as systemically important.
As of March 31, 2011, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 13.48%, 11.56%, and 17.38%, respectively. The capital securities issued by the KeyCorp and Union State Bank capital trusts contribute $1.8 billion or 235, 202, and 235 basis points to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of March 31, 2011.
Under the Federal Deposit Insurance Act of 1950, prompt corrective action standards, Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well capitalized” to “critically undercapitalized.” A “well capitalized” institution must meet or exceed the prescribed thresholds of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to bank holding companies, we would qualify as “well capitalized” at March 31, 2011. We believe there has not been any change in condition or event since that date that would cause our capital classification to change. Analysis on a pro forma basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of March 31, 2011, also determines that we would qualify as “well capitalized” under current regulatory guidelines, with the pro forma Tier 1 risk-based capital ratio, pro forma leverage ratio, and pro forma total risk-based capital ratio being 11.13%, 9.54%, and 17.38%, respectively. The current regulatory defined categories serve a limited supervisory function. Investors should not use our pro forma ratios as a representation of our overall financial condition or prospects of KeyCorp or KeyBank.
Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, such a focus is consistent with existing capital adequacy guidelines and does not imply a new or ongoing capital standard. The modifications mandated by the Dodd-Frank Act are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Because Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 5 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 10.74% at March 31, 2011, compared to 9.34% at December 31, 2010, and 7.51% at March 31, 2010.
At March 31, 2011, we had a consolidated net deferred tax asset of $366 million compared to $442 million at December 31, 2010 and $651 million at March 31, 2010. Prior to the third quarter of 2009, we had been in a net deferred tax liability position. Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. Based on these restrictions, at March 31, 2011, $47 million of our net deferred tax assets were deducted from Tier 1 capital and risk-weighted assets compared to $158 million at December 31, 2010 and $651 million at March 31, 2010. We anticipate that the amount of our net deferred tax asset disallowed for risk-based capital purposes will continue to decline in coming quarters.

Basel III
In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III is a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector.
As discussed more fully in our 2010 Annual Report on Form 10-K in the Supervision and Regulation section beginning on page 5, Basel III requires higher and better quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build up of capital that can be drawn down in periods of stress, the use of contingent capital to provide an additional level of protection for depositors and creditors, and the introduction of two global liquidity standards.
While the U.S banking regulators have yet to adopt Basel III, on January 1, 2013, banks with regulators adopting the Basel III capital framework in full would be required to meet the following minimum capital ratios – 3.5% common equity Tier 1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets, and 8.0% total capital to risk-weighted assets. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
Basel III introduces for the first time an official definition and specific guideline minimums for Tier 1 common equity. When the requirements for the capital conservation buffer are included, the resulting minimum levels for Tier 1 capital and total risk-based capital will be higher than the U.S.’s current “well-capitalized” minimums.
The U.S. bank regulatory agencies have not yet set forth a formal timeline for a notice of proposed rulemaking or final adoption of regulations responsive to Basel III. However, they have indicated informally that a notice of proposed rulemaking likely will be released in the second half of 2011, with final amendments to regulations becoming effective in mid-2012. Given our strong capital position, we expect to be able to satisfy the Basel III capital framework should U.S. capital regulations corresponding to it be finalized. While we also have a strong liquidity position, the Basel III liquidity framework could require us and other U.S. banks to initiate additional liquidity management initiatives, including adding additional liquid assets, issuing term debt, and modifying our product pricing for loans, commitments, and deposits. U.S. regulators have indicated that they may elect to make certain refinements to the Basel III liquidity framework. Accordingly, at this point it is premature to assess the impact of the Basel III liquidity framework.
Figure 27 represents the details of our regulatory capital position at March 31, 2011, December 31, 2010, and March 31, 2010.

Figure 27. Capital Components and Risk-Weighted Assets

	March 31,	December 31,	March 31,
dollars in millions	2011	2010	2010

TIER 1 CAPITAL
Key shareholders’ equity	$9,425	$11,117	$10,641
Qualifying capital securities	1,791	1,791	1,791
Less: Goodwill	917	917	917
Accumulated other comprehensive income (a)	(93)	(66)	(25)
Other assets (b)	130	248	767

Total Tier 1 capital	10,262	11,809	10,773

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	961	986	1,064
Net unrealized gains on equity securities available for sale	2	2	7
Qualifying long-term debt	2,004	2,104	2,386

Total Tier 2 capital	2,967	3,092	3,457

Total risk-based capital	$13,229	$14,901	$14,230

TIER 1 COMMON EQUITY
Tier 1 capital	$10,262	$11,809	$10,773
Less: Qualifying capital securities	1,791	1,791	1,791
Series B Preferred Stock	—	2,446	2,434
Series A Preferred Stock	291	291	291

Total Tier 1 common equity	$8,180	$7,281	$6,257

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$62,327	$64,477	$69,301
Risk-weighted off-balance sheet exposure	15,257	15,350	17,014
Less: Goodwill	917	917	917
Other assets (b)	682	959	1,473
Plus: Market risk-equivalent assets	735	775	1,062

Gross risk-weighted assets	76,720	78,726	84,987
Less: Excess allowance for loan and lease losses (c)	591	805	1,625

Net risk-weighted assets	$76,129	$77,921	$83,362

AVERAGE QUARTERLY TOTAL ASSETS	$90,387	$92,562	$95,287

CAPITAL RATIOS
Tier 1 risk-based capital	13.48%	15.16%	12.92%
Total risk-based capital	17.38	19.12	17.07
Leverage (d)	11.56	13.02	11.60
Tier 1 common equity	10.74	9.34	7.51

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $47 million at March 31, 2011, $158 million at December 31, 2010 and $651 million at March 31, 2010, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments.

(c)	The allowance for loan and lease losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The excess allowance for loan and lease losses includes $111 million, $114 million and $145 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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
During the first quarter of 2011, our management team continued to enhance our ERM Program and related practices. Our ERM Committee, which consists of the Chief Executive Officer and other Senior Executives, is responsible for managing risk and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Program encompasses our risk philosophy, policy, framework and governance structure for the management of risks across the entire company. The ERM Committee reports to the Risk Management Committee of our Board of Directors. Annually, the Board of Directors reviews and approves the ERM Program, as well as the risk appetite and corporate risk tolerances for major risk categories. We use a risk-adjusted capital framework to manage risks. This framework is approved and managed by the ERM Committee.
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
Market risk management
The values of financial instruments change as a function of changes in market interest rates, foreign exchange rates, equity values, commodity prices and other market factors that influence prospective market rates, values or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. The holder of a financial instrument faces “market risk” when the value of the instrument is tied to such external factors. Most of our market risk is derived from interest rate fluctuations.

Interest rate risk management
Interest rate risk, which is inherent in the banking industry, is measured by the potential for fluctuations in net interest income and the EVE. Such fluctuations may result from changes in interest rates, and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. We manage the exposure to changes in net interest income and the EVE in accordance with our risk appetite, and within policy limits established by the ERM Committee.
Interest rate risk positions are influenced by a number of factors including the balance sheet positioning that arises out of consumer preferences for specific loan and deposit products, economic conditions, the competitive environment within our markets and changes in market interest rates that affect client activity and our hedging, investing, funding and capital positions. The primary components of interest rate risk exposure consist of basis risk, gap risk, yield curve risk and option risk.
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
Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions and account for recent and anticipated trends in customer activity and the risk management objectives of the ALCO Committee. The analysis also incorporates assumptions for the current and projected interest rate environments, including a most likely macro economic scenario.
Typically, the amount of net interest income at risk is measured by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion. In light of the low interest rate environment, beginning in the fourth quarter of 2008, we modified the standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 25 basis points over two months with no change over the following ten months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment. We also perform regular stress tests and sensitivities on the model inputs that could materially change the resulting risk assessments. One set of stress tests and sensitivities assesses the effect of interest rate inputs on simulated exposures. Assessments are performed using different shapes in the yield curve, including a sustained flat yield curve, an inverted slope yield curve, changes in credit spreads, an immediate parallel change in market interest rates and changes in the relationship of money market interest rates. Another set of stress tests and sensitivities assesses the effect of loan and deposit assumptions and assumed discretionary strategies on simulated exposures. Assessments are performed on changes to the following assumptions: the pricing of deposits without contractual maturities, changes in lending spreads, prepayments on loans and securities, other loan and deposit balance changes, investment, funding and hedging activities, and liquidity and capital management strategies.
Simulation analysis produces only a sophisticated estimate of interest rate exposure based on judgments related to assumption inputs into the simulation model. We tailor assumptions to the specific interest rate environment and yield curve shape being modeled, and validate those assumptions on a regular basis. Our simulations are performed with the assumption that interest rate risk positions will be actively managed through the use of on- and off-balance sheet financial instruments to achieve the desired residual risk profile. However, actual results may differ from those derived in simulation analysis due to unanticipated changes to the following inputs: balance sheet composition, customer behavior, product pricing, market interest rates, and investment, funding and hedging activities. Actual results may also differ from those derived in simulation analysis due to repercussions from unanticipated or unknown events.
Figure 28 presents the results of the simulation analysis at March 31, 2011 and 2010. At March 31, 2011, our simulated exposure to a change in short-term interest rates was moderately asset sensitive. ALCO policy limits for risk management call for the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 28, we are operating within these limits.
Figure 28. Simulated Change in Net Interest Income

March 31, 2011

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.79%	+3.67%

March 31, 2010

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-1.09%	+4.16%

As interest rates have remained at low levels for an extended period of time, we have gradually shifted from a liability-sensitive position to an asset-sensitive position as a result of balance growth in transaction deposits and declines in loan balances. Although outstanding derivative hedge positions have declined over the past several quarters due to contractual maturities, improved liquidity flows have resulted in increases of a similar magnitude in the outstanding balance of fixed rate investment securities, and this has served to moderate further increases in the asset-sensitive positioning. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity and re-pricing of loan and deposit flows. As changes occur to the configuration of the balance sheet and the outlook for the economy, management evaluates hedging opportunities that would change the reported interest rate risk profile.
The results of additional simulation analyses that make use of alternative interest rate paths and customer behavior assumptions indicate that net interest income improvement in a rising rate environment could be diminished, and actual results may be different than the policy simulation results in Figure 28. Net interest income improvements are highly dependent on the timing, magnitude, frequency and path of interest rate increases and assumption inputs for deposit re-pricing relationships, lending spreads and the balance behavior of transaction accounts.
We also conduct simulations that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, we calculate exposures to changes to the EVE as discussed in the following section.
Economic value of equity modeling. EVE complements net interest income simulation analysis since it estimates risk exposure beyond twelve- and twenty-four and thirty-six month horizons. EVE measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets and liabilities under multiple interest rate paths. Under the current level of market interest rates, the calculation of EVE under an immediate 200 basis point decrease in interest rates results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. We are operating within these guidelines.
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
Figure 29 shows all swap positions which we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 7 (“Derivatives and Hedging Activities”).
Figure 29. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2011

			Weighted-Average			March 31, 2010
	Notional	Fair	Maturity	Receive	Pay	Notional	Fair
dollars in millions	Amount	Value	(Years)	Rate	Rate	Amount	Value

Receive fixed/pay variable — conventional A/LM(a)	$3,315	$(18)	2.4	.9%	.3%	$10,413	$48
Receive fixed/pay variable — conventional debt	6,367	306	13.0	4.5	.7	4,723	348
Pay fixed/receive variable — conventional debt	469	10	7.2	.9	2.4	774	17
Pay fixed/receive variable — forward starting	—	—	—	—	—	54	—
Foreign currency — conventional debt	1,162	(177)	.8	1.2	.5	1,712	(206)

Total portfolio swaps	$11,313	$121	8.4	3.0%	.6%	$17,676	$207

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
Derivatives not designated in hedge relationships
Our derivatives that are not designated in hedge relationships are described in Note 7. We use a VAR simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of this portfolio. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter.
We manage exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Market Risk Committee which was established as part of Key’s ERM Program. At March 31, 2011, the aggregate one-day trading limit set by the committee was $6.9 million. We are operating within these constraints. During the first quarter of 2011, our aggregate daily average, minimum and maximum VAR amounts were $1.5 million, $1.2 million and $1.9 million, respectively. During the same period one year ago, our aggregate daily average, minimum and maximum VAR amounts were $2.0 million, $1.6 million and $2.5 million, respectively.
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
Oversight of the liquidity risk management process is governed by the Risk Management Committee of the KeyCorp Board of Directors, the KeyBank Board of Directors, the ERM Committee and the ALCO. These groups regularly review various liquidity reports, including liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, hypothetical funding erosion stress tests and goal tracking reports. The reviews generate a discussion of positions, trends and directives on liquidity risk and shape a number of the decisions that we make. When liquidity pressure is elevated, monitoring of positions is heightened and reporting is more intensive. We communicate with individuals within and outside of the company on a daily basis to discuss emerging issues. In addition, we use a variety of daily liquidity reports to monitor the flow of funds.
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
Moody’s (a credit rating agency that rates KeyCorp and KeyBank debt securities) indicated to KeyBank that certain escrow deposits associated with our mortgage servicing operations will be required to be moved to another financial institution which meets Moody’s minimum ratings threshold. As a result of this decision by Moody’s, on March 7, 2011, KeyBank transferred approximately $1.5 billion of these escrow deposit balances to an acceptably-rated institution which resulted in an immaterial impairment of the related mortgage servicing assets. KeyBank has ample liquidity reserves to offset the loss of these deposits and expects to remain in a strong liquidity position.
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
We continue to reposition our balance sheet to reduce future reliance on wholesale funding and maintain a strong liquid asset portfolio. As our secured borrowings matured, in prior years, they were not replaced. However, we retain the capacity to utilize secured borrowings as a contingent funding source.
We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The Plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. As part of the Plan, we maintain a liquidity reserve through balances in our liquid asset portfolio which during a problem period could reduce our potential reliance on wholesale funding. The portfolio at March 31, 2011 totaled $12.4 billion. The liquid asset portfolio balance consisted of $7.4 billion of unpledged securities, $2.2 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati and $2.7 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of March 31, 2011, our unused borrowing capacity secured by loan collateral was $11.7 billion at the Federal Reserve Bank of Cleveland and $3.8 billion at the Federal Home Loan Bank of Cincinnati.
Long-term liquidity strategy
Our long-term liquidity strategy is to be core deposit funded with reduced reliance on wholesale funding. Key’s client-based relationship strategy provides for a strong core deposit base, which support our liquidity risk management strategy. We use the loan to deposit ratio as a metric to monitor these strategies. Our target loan to deposit ratio is between 90-100%, which we calculate as total loans, loans held-for-sale, and nonsecuritized discontinued loans divided by domestic deposits.
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

Liquidity programs
We have several liquidity programs, which are described in Note 14 (“Short-Term Borrowings”) on page 144 of our 2010 Annual Report on Form 10-K, which enable the parent company and KeyBank to raise funds in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.
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
Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first three months of 2011, KeyBank did not pay any dividends to the parent; however, nonbank subsidiaries paid the parent $12 million in dividends. As of the close of business on March 31, 2011, KeyBank would not have been permitted to pay dividends to the parent without prior regulatory approval. To compensate for the absence of dividends, the parent company has relied upon the issuance of long-term debt and stock. During the first three months of 2011, the parent did not make any capital infusions to KeyBank, compared to $100 million during the first three months of 2010.
The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over the next twenty-four months. At March 31, 2011, the parent company held $2.2 billion in short-term investments, which we projected to be sufficient to repay our maturing debt obligations.
During the first quarter of 2011, the parent company completed a $625 million equity offering at a price of $8.85 per Common Share. In conjunction with the equity offering, the parent company issued $1 billion, 5.1% Senior Medium-Term Notes, Series I, during the first quarter of 2011. The proceeds from the sale of Common Shares and medium-term notes were used, along with other available funds, to repurchase the Series B Preferred Stock issued to the U.S. Treasury. The repurchase will eliminate future quarterly dividends of $31 million, or $125 million on an annual basis, related to these preferred shares.
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
We generate cash flows from operations, and from investing and financing activities. During the first three months of 2011, we used the proceeds from our debt and Common Share offerings as well as our securities available for sale portfolio (which we had previously accumulated from loan pay downs and maturities of short-term investments) to repurchase our Series B Preferred Stock issued to the U.S. Treasury as part of the TARP CPP and to pay dividends. As previously noted, the repurchase will eliminate future quarterly dividends of $31 million, or $125 million on an annual basis, related to these preferred shares.

Additionally, in conjunction with a client’s equity raise at the end of March, $2.5 billion was placed on deposit with us in a foreign office account. These funds were subsequently disbursed in early April 2011.
The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for each three month period ended March 31, 2011 and 2010.
Credit ratings
Our credit ratings at March 31, 2011 are shown in Figure 30. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors. Conditions in the credit markets have materially improved relative to the disruption experienced between the latter part of 2007 and 2009; however, while credit is more readily available, the cost of funds remains higher than what was experienced prior to the market disruption.
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
In the fourth quarter of 2010, Moody’s (a credit rating agency that rates KeyCorp and KeyBank debt securities) announced a one notch downgrade of KeyBanks’s short-term borrowings, senior long-term debt, and subordinated debt. As a result of this decision by Moody’s, on March 7, 2011, KeyBank transferred approximately $1.5 billion of certain escrow deposit balances to an acceptably-rated institution which resulted in an immaterial impairment of the related mortgage servicing assets. For more information regarding this transfer of escrow deposit balances see Note 8 (“Mortgage Servicing Assets”).

Figure 30. Credit Ratings

			Senior	Subordinated		Series A
	TLGP	Short-Term	Long-Term	Long-Term	Capital	Preferred
March 31, 2011	Debt	Borrowings	Debt	Debt	Securities	Stock

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	AAA	A-2	BBB+	BBB	BB	BB
Moody’s	Aaa	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	AAA	F1	A-	BBB+	BBB	BBB

KEYBANK

Standard & Poor’s	AAA	A-2	A-	BBB+	N/A	N/A
Moody’s	Aaa	P-2	A3	Baa1	N/A	N/A
Fitch	AAA	F1	A-	BBB+	N/A	N/A

Credit risk management
Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities and enter into financial derivative contracts, all of which have related credit risk.
Credit policy, approval and evaluation
We manage credit risk exposure through a multifaceted program. The Credit Risk Committee approves both retail and commercial credit policies. These policies are communicated throughout the organization to foster a consistent approach to granting credit. For more information about our credit policies, as well as related approval and evaluation processes, see the section entitled “Credit policy, approval and evaluation” on page 79 of our 2010 Annual Report on Form 10-K.
We actively manage the overall loan portfolio in a manner consistent with asset quality objectives, including the use of credit derivatives — primarily credit default swaps — to mitigate credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At March 31, 2011, we used credit default swaps with a notional amount of $777 million to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At March 31, 2011, the notional amount of credit default swaps sold by us for the purpose of diversifying our credit exposure was $436 million. Occasionally, we have provided credit protection to other lenders through the sale of credit default swaps. These transactions with other lenders generated fee income.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps decreased our operating results by $6 million for the three-month period ended March 31, 2011 compared to an increase of $3 million for the same period last year.
We also manage the loan portfolio using portfolio swaps and bulk purchases and sales. Our overarching goal is to manage the loan portfolio within a specified range of asset quality.
Selected asset quality statistics for each of the past five quarters are presented in Figure 31. The factors that drive these statistics are discussed in the remainder of this section.

Figure 31. Selected Asset Quality Statistics from Continuing Operations

	2011	2010
dollars in millions	First	Fourth	Third	Second	First

Net loan charge-offs	$193	$256	$357	$435	$522
Net loan charge-offs to average loans	1.59%	2.00%	2.69%	3.18%	3.67%
Allowance for loan and lease losses	$1,372	$1,604	$1,957	$2,219	$2,425
Allowance for credit losses (a)	1,441	1,677	2,056	2,328	2,544
Allowance for loan and lease losses to period-end loans	2.83%	3.20%	3.81%	4.16%	4.34%
Allowance for credit losses to period-end loans	2.97	3.35	4.00	4.36	4.55
Allowance for loan and lease losses to nonperforming loans	155.03	150.19	142.64	130.30	117.43
Allowance for credit losses to nonperforming loans	162.82	157.02	149.85	136.70	123.20
Nonperforming loans at period end	$885	$1,068	$1,372	$1,703	$2,065
Nonperforming assets at period end	1,089	1,338	1,801	2,086	2,428
Nonperforming loans to period-end portfolio loans	1.82%	2.13%	2.67%	3.19%	3.69%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	2.23	2.66	3.48	3.88	4.31

(a)	Includes the allowance for loan and lease losses plus the liability for credit losses on lending-related commitments.
Watch and criticized assets
Watch assets are troubled commercial loans with the potential to deteriorate in quality due to the client’s current financial condition and possible inability to perform in accordance with the terms of the underlying contract. Criticized assets are troubled loans and other assets that show additional signs of weakness that may lead, or have led, to an interruption in scheduled repayments from primary sources, potentially requiring us to rely on repayment from secondary sources, such as collateral liquidation. Criticized assets showed significant improvement during the first quarter of 2011 from both the prior quarter and the same period one year ago.
Allowance for loan and lease losses
At March 31, 2011, the allowance for loan and lease losses was $1.4 billion, or 2.83% of loans, compared to $2.4 billion, or 4.34%, at March 31, 2010. The allowance includes $39 million that was specifically allocated for impaired loans of $493 million at March 31, 2011, compared to $307 million that was allocated for impaired loans of $1.5 billion one year ago. For more information about impaired loans, see Note 4 (“Asset Quality”). At March 31, 2011, the allowance for loan and lease losses was 155.03% of nonperforming loans, compared to 117.43% at March 31, 2010.
We estimate the appropriate level of the allowance for loan and lease losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 102 of our 2010 Annual Report on Form 10-K. Briefly, we apply historical loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. For all TDRs, regardless of size, as well as impaired loans having an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. The allowance for loan and lease losses at March 31, 2011, represents our best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 32, our allowance for loan and lease losses decreased by $1.1 billion, or 43%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio, which has trended more favorably the past twelve months. Asset quality is improving and has resulted in favorable risk rating migration and a reduction in our general allowance. Our delinquency trends continue to decline while our roll rates keep improving. We attribute this to a more moderate level of economic activity, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio. Our liability for credit losses on lending-related commitments decreased by $50 million to $69 million at March 31, 2011, compared to the same period one year ago. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 2.97% of loans at the end of the first quarter of 2011 compared to 4.55% at the end of the first quarter of 2010. We anticipate further reductions in the level of our allowance for loan and lease losses for the balance of 2011 as a result of our expectation of lower levels of net charge-offs and nonperforming loans as the economy continues to show signs of improvement.

Figure 32. Allocation of the Allowance for Loan and Lease Losses

	March 31, 2011			December 31, 2010			March 31, 2010
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$419	30.6%	33.9%	$485	30.2%	32.8%	$801	33.0%	32.2%
Commercial real estate:
Commercial mortgage	386	28.1	18.1	416	25.9	19.0	570	23.5	18.7
Construction	117	8.5	3.8	145	9.1	4.2	354	14.6	7.1

Total commercial real estate loans	503	36.6	21.9	561	35.0	23.2	924	38.1	25.8
Commercial lease financing	132	9.6	12.8	175	10.9	12.9	246	10.2	12.5

Total commercial loans	1,054	76.8	68.6	1,221	76.1	68.9	1,971	81.3	70.5
Real estate — residential mortgage	40	2.9	3.7	49	3.1	3.7	36	1.5	3.3
Home equity:
Community Banking	111	8.1	19.4	120	7.5	19.0	134	5.5	17.7
Other	45	3.3	1.3	57	3.5	1.3	69	2.8	1.4

Total home equity loans	156	11.4	20.7	177	11.0	20.3	203	8.3	19.1
Consumer other — Community Banking	50	3.6	2.4	57	3.6	2.3	67	2.8	2.0
Consumer other:
Marine	68	5.0	4.3	89	5.5	4.5	131	5.4	4.7
Other	4	.3	.3	11	.7	.3	17	.7	.4

Total consumer other	72	5.3	4.6	100	6.2	4.8	148	6.1	5.1

Total consumer loans	318	23.2	31.4	383	23.9	31.1	454	18.7	29.5

Total loans (a)	$1,372	100.0%	100.0%	$1,604	100.0%	100.0%	$2,425	100.0%	100.0%

(a)	Excludes allocations of the allowance for loan and lease losses in the amount of $111 million, $114 million and $145 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, related to the discontinued operations of the education lending business.
Our provision for loan and lease losses was a credit of $40 million for the first quarter of 2011, compared to a provision of $413 million for the year-ago quarter. Our net loan charge-offs for the first quarter of 2011 exceeded the credit provision for loan and lease losses by $233 million. The decrease in our provision is due to the improving credit quality we have experienced in most of our loan portfolios and the reduction of our outstanding loan balances. Additionally, we continue to work our exit loans through the credit cycle, and reduce exposure in our higher-risk businesses including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs. As these outstanding loan balances decrease, so does their required allowance for loan and lease losses and corresponding provision.
Net loan charge-offs
Net loan charge-offs for the first quarter of 2011 totaled $193 million, or 1.59% of average loans from continuing operations. These results compare to net charge-offs of $522 million, or 3.67%, for the same period last year. Figure 33 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 34.
Over the past twelve months, net charge-offs in the commercial loan portfolio decreased by $294 million, due primarily to commercial real estate related credits within the Real Estate Capital and Corporate Banking Services line of business. Net charge-offs for this line of business declined by $184 million from the first quarter of 2010 and decreased $6 million from the fourth quarter of 2010. Compared to the fourth quarter of 2010, net loan charge-offs in the commercial loan portfolio decreased by $56 million which was attributable to declines in both the real estate — commercial mortgage and commercial, financial and agricultural portfolios. As shown in Figure 36, our exit loan portfolio accounted for $41 million, or 21%, of total net loan charge-offs for the first quarter of 2011. Our net loan charge-offs have declined each of the past five quarters and are at their lowest level since the first quarter of 2008.

Figure 33. Net Loan Charge-offs from Continuing Operations

	2011	2010
dollars in millions	First	Fourth	Third	Second	First

Commercial, financial and agricultural	$32	$80	$136	$136	$126
Real estate — Commercial mortgage	43	52	46	126	106
Real estate — Construction	30	28	76	75	157
Commercial lease financing	11	12	16	14	21

Total commercial loans	116	172	274	351	410
Home equity — Key Community Bank	24	26	35	25	30
Home equity — Other	14	13	13	16	17
Marine	19	17	12	19	38
Other	20	28	23	24	27

Total consumer loans	77	84	83	84	112

Total net loan charge-offs	$193	$256	$357	$435	$522

Net loan charge-offs to average loans	1.59%	2.00%	2.69%	3.18%	3.67%

Net loan charge-offs from discontinued operations — education lending business	$35	$32	$22	$31	$36

Figure 34. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
dollars in millions	2011	2010

Average loans outstanding	$49,312	$57,628

Allowance for loan and lease losses at beginning of period	$1,604	$2,534
Loans charged off:
Commercial, financial and agricultural	42	139

Real estate — commercial mortgage	46	109
Real estate — construction	35	157

Total commercial real estate loans (a)	81	266
Commercial lease financing	17	25

Total commercial loans	140	430
Real estate — residential mortgage	10	7
Home equity:
Key Community Bank	25	31
Other	15	18

Total home equity loans	40	49
Consumer other — Key Community Bank	12	18
Consumer other:
Marine	27	48
Other	3	5

Total consumer other	30	53

Total consumer loans	92	127

Total loans charged off	232	557

Recoveries:
Commercial, financial and agricultural	10	13

Real estate — commercial mortgage	3	3
Real estate — construction	5	—

Total commercial real estate loans (a)	8	3
Commercial lease financing	6	4

Total commercial loans	24	20
Real estate — residential mortgage	1	—
Home equity:
Key Community Bank	1	1
Other	1	1

Total home equity loans	2	2
Consumer other — Key Community Bank	2	2
Consumer other:
Marine	8	10
Other	2	1

Total consumer other	10	11

Total consumer loans	15	15

Total recoveries	39	35

Net loans charged off	(193)	(522)
Provision (credit) for loan and lease losses	(40)	413
Foreign currency translation adjustment	1	—

Allowance for loan and lease losses at end of period	$1,372	$2,425

Liability for credit losses on lending-related commitments at beginning of period	$73	$121
Provision (credit) for losses on lending-related commitments	(4)	(2)

Liability for credit losses on lending-related commitments at end of period (b)	$69	$119

Total allowance for credit losses at end of period	$1,441	$2,544

Net loan charge-offs to average loans	1.59%	3.67%
Allowance for loan and lease losses to period-end loans	2.83	4.34
Allowance for credit losses to period-end loans	2.97	4.55
Allowance for loan and lease losses to nonperforming loans	155.03	117.43
Allowance for credit losses to nonperforming loans	162.82	123.20

Discontinued operations — education lending business:
Loans charged off	$38	$37
Recoveries	3	1

Net loan charge-offs	$(35)	$(36)

(a)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets
Figure 35 shows the composition of our nonperforming assets. These assets totaled $1.1 billion at March 31, 2011, and represented 2.23% of portfolio loans, OREO and other nonperforming assets, compared to $1.3 billion, or 2.66%, at December 31, 2010, and $2.4 billion, or 4.31%, at March 31, 2010. Nonperforming assets were down over $1.7 billion from their peak at September 30, 2009. We experienced another decrease in the inflow of nonperforming loans during the first quarter of 2011, representing our fifth consecutive decrease and the lowest level of new inflows since the third quarter of 2008. See Note 1 under the headings “Impaired and Other Nonaccrual Loans” and “Allowance for Loan and Lease Losses” beginning on page 102 of our 2010 Annual Report on Form 10-K for a summary of our nonaccrual and charge-off policies.
Figure 35. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

	March 31,	December 31,	September 30,	June 30,	March 31,
dollars in millions	2011	2010	2010	2010	2010

Commercial, financial and agricultural	$221	$242	$335	$489	$558

Real estate — commercial mortgage	245	255	362	404	579
Real estate — construction	146	241	333	473	607

Total commercial real estate loans	391	496	695	877	1,186
Commercial lease financing	42	64	84	83	99

Total commercial loans	654	802	1,114	1,449	1,843
Real estate — residential mortgage	84	98	90	77	72
Home equity:
Key Community Bank	99	102	106	112	111
Other	13	18	16	17	18

Total home equity loans	112	120	122	129	129
Consumer other — Key Community Bank	3	4	3	5	4
Consumer other:
Marine	31	42	41	41	16
Other	1	2	2	2	1

Total consumer other	32	44	43	43	17

Total consumer loans	231	266	258	254	222

Total nonperforming loans	885	1,068	1,372	1,703	2,065
Nonperforming loans held for sale	86	106	230	221	195
OREO	97	129	163	136	130
Other nonperforming assets	21	35	36	26	38

Total nonperforming assets	$1,089	$1,338	$1,801	$2,086	$2,428

Accruing loans past due 90 days or more	$153	$239	$152	$240	$434
Accruing loans past due 30 through 89 days	474	476	662	610	639
Restructured loans — accruing and nonaccruing (a)	242	297	360	343	323
Restructured loans included in nonperforming loans (a)	136	202	228	213	226
Nonperforming assets from discontinued operations — education lending business	22	40	38	40	43
Nonperforming loans to year-end portfolio loans	1.82%	2.13%	2.67%	3.19%	3.69%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	2.23	2.66	3.48	3.88	4.31

(a)	Restructured loans (i.e. troubled debt restructurings) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.
As shown in Figure 35, nonperforming assets decreased during the first quarter of 2011 which represents the fifth consecutive quarterly decline. Most of the reduction came from nonperforming loans and OREO in the commercial real estate lines of business. As shown in Figure 36, our exit loan portfolio accounted for $145 million, or 13%, of total nonperforming assets at March 31, 2011, compared to $210 million, or 16%, at December 31, 2010.
At March 31, 2011, the carrying amount of our commercial nonperforming loans outstanding represented 55% of their original face value, and total nonperforming loans outstanding represented 62% of their face value. At the same date, OREO represented 49% of its original face value, while loans held for sale and other nonperforming assets in the aggregate represented 53% of their face value.
At March 31, 2011, our 20 largest nonperforming loans totaled $284 million, representing 32% of total loans on nonperforming status.
Figure 36 shows the composition of our exit loan portfolio at March 31, 2011 and December 31, 2010, the net charge-offs recorded on this portfolio for the first quarter of 2011 and the fourth quarter of 2010, and the nonperforming status of these loans at March 31, 2011 and December 31, 2010. The exit loan portfolio represented 10% of total loans and loans held for sale at March 31, 2011.

Figure 36. Exit Loan Portfolio from Continuing Operations

						Balance on
	Balance		Change	Net Loan		Nonperforming
	Outstanding		3-31-11 vs.	Charge-offs		Status
in millions	3-31-11	12-31-10	12-31-10	3-31-11	12-31-10	3-31-11	12-31-10

Residential properties — homebuilder	$87	$113	$(26)	$2	$16	$44	$66
Marine and RV floor plan	150	166	(16)	3	12	35	37
Commercial lease financing (a)	1,922	2,047	(125)	2	20	21	46

Total commercial loans	2,159	2,326	(167)	7	48	100	149
Home equity — Other	627	666	(39)	14	13	13	18
Marine	2,112	2,234	(122)	19	17	31	42
RV and other consumer	150	162	(12)	1	3	1	1

Total consumer loans	2,889	3,062	(173)	34	33	45	61

Total exit loans in loan portfolio	$5,048	$5,388	$(340)	$41	$81	$145	$210

Discontinued operations — education lending business (not included in exit loans above)(b)	$6,318	$6,466	$(148)	$35	$32	$22	$39

(a)	Includes the business aviation, commercial vehicle, office products, construction and industrial leases, and Canadian lease financing portfolios; and all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts.
Figure 37 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2010, total commitments and loans outstanding in this sector have declined by $285 million and $1 million, respectively, and have declined by $4.2 billion and $1.6 billion, respectively from March 31, 2010.
The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 38. As shown in this figure, nonperforming loans experienced another quarterly decrease as loans placed on nonaccrual decreased for the fifth consecutive quarter and loans sold and payments received on nonperforming loans increased in the first quarter of 2011 as compared to the first quarter of 2010, as market liquidity improved.
Figure 37. Commercial, Financial and Agricultural Loans

					Nonperforming Loans
March 31, 2011	Total		Loans		Percent of Loans
dollars in millions	Commitments	(a)	Outstanding	Amount	Outstanding

Industry classification:
Services	$8,159		$3,661	$34	.9%
Manufacturing	7,392		2,757	39	1.4
Public utilities	4,404		811	2	.2
Wholesale trade	3,106		1,249	11	.9
Financial services	2,577		1,255	28	2.2
Retail trade	1,911		797	7	.9
Property management	1,554		834	9	1.1
Dealer floor plan	1,385		993	39	3.9
Mining	1,225		391	8	2.0
Building contractors	1,202		503	19	3.8
Transportation	1,132		655	12	1.8
Agriculture/forestry/fishing	918		530	11	2.1
Insurance	514		61	—	—
Communications	483		210	—	—
Public administration	481		281	—	—
Individuals	5		3	2	66.7
Other	1,575		1,449	—	—

Total	$38,023		$16,440	$221	1.3%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.

Figure 38. Summary of Changes in Nonperforming Loans from Continuing Operations

	2011	2010
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$1,068	$1,372	$1,703	$2,065	$2,187
Loans placed on nonaccrual status	335	544	691	682	746
Charge-offs	(232)	(343)	(430)	(492)	(557)
Loans sold	(74)	(162)	(92)	(136)	(15)
Payments	(114)	(250)	(200)	(185)	(102)
Transfers to OREO	(12)	(14)	(39)	(66)	(20)
Transfers to nonperforming loans held for sale	(39)	(41)	(163)	(82)	(59)
Transfers to other nonperforming assets	(2)	(3)	(7)	(36)	(3)
Loans returned to accrual status	(45)	(35)	(91)	(47)	(112)

Balance at end of period	$885	$1,068	$1,372	$1,703	$2,065

Figure 39. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2011	2010
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$106	$230	$221	$195	$116
Transfers in	39	41	162	86	129
Net advances / (payments)	(20)	(26)	(35)	1	—
Loans sold	(38)	(139)	(50)	(53)	(38)
Transfers to OREO	—	—	(58)	(6)	(6)
Valuation adjustments	(1)	—	(6)	(2)	(6)
Loans returned to accrual status / other	—	—	(4)	—	—

Balance at end of period	$86	$106	$230	$221	$195

Factors that contributed to the change in our OREO during each of the last five quarters are summarized in Figure 40. As shown in this figure, the decrease in the first quarter of 2011 from the fourth quarter of 2010 and the first quarter of 2010 was primarily attributable to a decrease in properties acquired through foreclosure or voluntary transfer from the borrower.
Figure 40. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2011	2010
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$129	$163	$136	$130	$168
Properties acquired — nonperforming loans	12	14	97	72	26
Valuation adjustments	(11)	(9)	(7)	(24)	(28)
Properties sold	(33)	(39)	(63)	(42)	(36)

Balance at end of period	$97	$129	$163	$136	$130

Operational risk management
Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error or malfeasance, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices or ethical standards and contractual obligations. Due to the passage of the Dodd-Frank Act, large financial companies like Key will be subject to heightened prudential standards and regulation due to their systemic importance. This heightened level of regulation will increase our operational risk. We have created work teams to respond to and analyze the new regulatory requirements imposed upon us and that will be promulgated as a result of the enactment of the Dodd-Frank Act. Resulting losses could take the form of explicit charges, increased operational costs, harm to our reputation or forgone opportunities. We seek to mitigate operational risk through identification and measurement of risk, alignment of business strategies with risk appetite and tolerance, a system of internal controls and reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in the Legal Proceedings section of Note 12 (“Contingent Liabilities and Guarantees”) of the Notes to Consolidated Financial Statements, is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of certain risk factors affecting us, see Part 1, Item 1A: Risk Factors, on pages 11-25 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and the Forward-Looking Statements of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Key’s repurchases of its Common Shares for the three months ended March 31, 2011.

				Total Number of Shares Purchased as		Maximum number of shares that may
	Total number of shares		Average price paid	Part of Publicly Announced Plans or		yet be purchased under the plans or
Calendar month	repurchased	(a)	per share	Programs	(b)	programs	(b)

January	17,399		$8.75	—		13,922,496
February	80,052		9.47	—		13,922,496
March	18,132		9.09	—		13,922,496

Total	115,583		$9.30	—		13,922,496

(a)	Represents Common Shares acquired from employees in connection with Key’s stock compensation plans.

(b)	During the first quarter of 2011, Key did not make any repurchases pursuant to any publicly announced plan or program to repurchase its Common Shares; the total Common Shares purchased represents shares deemed surrendered to Key to satisfy certain employee elections under its compensation and benefit programs. As such, there has been no change in the maximum number of shares that may yet be purchased under the plans or programs.
Item 6. Exhibits
10	Letter Agreement between KeyCorp and Henry L. Meyer III, dated March 24, 2011, filed as an Exhibit 10.1 to Form 8-K on March 25, 2011, and incorporated by reference

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.
*	Furnished, not filed.
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

Date: May 5, 2011
By: Robert L. Morris
Executive Vice President and
Chief Accounting Officer