Form 10-Q
period 2011-06-30
KEYCORP /NEW/
filed 2011-08-04
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	952,859,183 Shares

(Title of class)	(Outstanding at August 1, 2011)

KEYCORP

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations which are defined in Note 1 (“Basis of Presentation”), which begins on page 9.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
in millions, except per share data	2011	2010	2010

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$853	$278	$591
Short-term investments	4,563	1,344	1,984
Trading account assets	769	985	1,014
Securities available for sale	18,680	21,933	19,773
Held-to-maturity securities (fair value: $19, $17 and $19)	19	17	19
Other investments	1,195	1,358	1,415
Loans, net of unearned income of $1,460, $1,572 and $1,641	47,840	50,107	53,334
Less: Allowance for loan and lease losses	1,230	1,604	2,219

Net loans	46,610	48,503	51,115
Loans held for sale	381	467	699
Premises and equipment	919	908	872
Operating lease assets	453	509	589
Goodwill	917	917	917
Other intangible assets	19	21	42
Corporate-owned life insurance	3,208	3,167	3,109
Derivative assets	900	1,006	1,153
Accrued income and other assets (including $91 of consolidated LIHTC guaranteed funds VIEs, see Note 9)(a)	2,968	3,876	4,061
Discontinued assets (including $3,134 of consolidated education loan securitization trust VIEs at fair value, see Note 9)(a)	6,328	6,554	6,814

Total assets	$88,782	$91,843	$94,167

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$26,277	$27,066	$25,526
Savings deposits	1,973	1,879	1,883
Certificates of deposit ($100,000 or more)	4,939	5,862	8,476
Other time deposits	7,167	8,245	10,430

Total interest-bearing	40,356	43,052	46,315
Noninterest-bearing	19,318	16,653	15,226
Deposits in foreign office — interest-bearing	736	905	834

Total deposits	60,410	60,610	62,375
Federal funds purchased and securities sold under repurchase agreements	1,668	2,045	2,836
Bank notes and other short-term borrowings	511	1,151	819
Derivative liabilities	991	1,142	1,321
Accrued expense and other liabilities	1,518	1,931	2,154
Long-term debt	10,997	10,592	10,451
Discontinued liabilities (including $2,949 of consolidated education loan securitization trust VIEs at fair value, see Note 9)(a)	2,950	2,998	3,139

Total liabilities	79,045	80,469	83,095

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839 and 2,904,839 shares	291	291	291
Fixed-Rate Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation preference; authorized and issued 25,000 shares	—	2,446	2,438
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905 946,348,435 and 946,348,435 shares	1,017	946	946
Common stock warrant	—	87	87
Capital surplus	4,191	3,711	3,701
Retained earnings	5,926	5,557	5,118
Treasury stock, at cost (63,147,538, 65,740,726 and 65,833,721)	(1,815)	(1,904)	(1,914)
Accumulated other comprehensive income (loss)	109	(17)	153

Key shareholders’ equity	9,719	11,117	10,820
Noncontrolling interests	18	257	252

Total equity	9,737	11,374	11,072

Total liabilities and equity	$88,782	$91,843	$94,167

(a)	The assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2011	2010	2011	2010

INTEREST INCOME
Loans	$551	$677	$1,121	$1,387
Loans held for sale	3	5	7	9
Securities available for sale	149	154	315	304
Held-to-maturity securities	1	—	1	1
Trading account assets	9	10	16	21
Short-term investments	1	2	2	4
Other investments	12	13	24	27

Total interest income	726	861	1,486	1,753

INTEREST EXPENSE
Deposits	100	188	210	400
Federal funds purchased and securities sold under repurchase agreements	2	2	3	3
Bank notes and other short-term borrowings	3	4	6	7
Long-term debt	57	50	106	101

Total interest expense	162	244	325	511

NET INTEREST INCOME	564	617	1,161	1,242
Provision (credit) for loan and lease losses	(8)	228	(48)	641

Net interest income (expense) after provision for loan and lease losses	572	389	1,209	601

NONINTEREST INCOME
Trust and investment services income	113	112	223	226
Service charges on deposit accounts	69	80	137	156
Operating lease income	32	43	67	90
Letter of credit and loan fees	47	42	102	82
Corporate-owned life insurance income	28	28	55	56
Net securities gains (losses)(a)	2	(2)	1	1
Electronic banking fees	33	29	63	56
Gains on leased equipment	5	2	9	10
Insurance income	14	19	29	37
Net gains (losses) from loan sales	11	25	30	29
Net gains (losses) from principal investing	17	17	52	54
Investment banking and capital markets income (loss)	42	31	85	40
Other income	41	66	58	105

Total noninterest income	454	492	911	942

NONINTEREST EXPENSE
Personnel	380	385	751	747
Net occupancy	62	64	127	130
Operating lease expense	25	35	53	74
Computer processing	42	47	84	94
Business services and professional fees	44	41	82	79
FDIC assessment	9	33	38	70
OREO expense, net	(3)	22	7	54
Equipment	26	26	52	50
Marketing	10	16	20	29
Provision (credit) for losses on lending-related commitments	(12)	(10)	(16)	(12)
Other expense	97	110	183	239

Total noninterest expense	680	769	1,381	1,554

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	346	112	739	(11)
Income taxes	94	11	205	(71)

INCOME (LOSS) FROM CONTINUING OPERATIONS	252	101	534	60
Income (loss) from discontinued operations, net of taxes of ($6), ($17), ($12) and ($15) (see Note 11)	(9)	(27)	(20)	(25)

NET INCOME (LOSS)	243	74	514	35
Less: Net income (loss) attributable to noncontrolling interests	3	4	11	20

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$240	$70	$503	$15

Income (loss) from continuing operations attributable to Key common shareholders	$243	$56	$427	$(42)
Net income (loss) attributable to Key common shareholders	234	29	407	(67)

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.06	$.47	$(.05)
Income (loss) from discontinued operations, net of taxes	(.01)	(.03)	(.02)	(.03)
Net income (loss) attributable to Key common shareholders	.25	.03	.44	(.08)

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.06	$.46	$(.05)
Income (loss) from discontinued operations, net of taxes	(.01)	(.03)	(.02)	(.03)
Net income (loss) attributable to Key common shareholders	.25	.03	.44	(.08)
Cash dividends declared per common share	$.03	$.01	$.04	$.02
Weighted-average common shares outstanding (000) (b)	947,565	874,664	914,911	874,526
Weighted-average common shares and potential common shares outstanding (000)	952,133	874,664	920,162	874,526

(a)	For the three months ended June 30, 2011, we did not have impairment losses related to securities. For the three months ended June 30, 2010, we had $4 million in impairment losses related to securities, which were recognized in earnings.

(b)	Assumes conversion of stock options and/or Preferred Series A, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
	Preferred	Common							Accumulated
	Shares	Shares			Common			Treasury	Other
	Outstanding	Outstanding	Preferred	Common	Stock	Capital	Retained	Stock,	Comprehensive	Noncontrolling	Comprehensive
dollars in millions, except per share amounts	(000)	(000)	Stock	Shares	Warrant	Surplus	Earnings	at Cost	Income (Loss)	Interests	Income (Loss)

BALANCE AT DECEMBER 31, 2009	2,930	878,535	$2,721	$946	$87	$3,734	$5,158	$(1,980)	$(3)	$270
Cumulative effect adjustment to beginning balance of Retained Earnings							45				$45
Net income (loss)							15			20	35
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $136									230		230
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($39)									(66)		(66)
Net distribution to noncontrolling interests										(38)	(38)
Foreign currency translation adjustments									(19)		(19)
Net pension and postretirement benefit costs, net of income taxes									11		11

Total comprehensive income (loss)											$198

Deferred compensation						9
Cash dividends declared on common shares ($.02 per share)							(18)
Cash dividends declared on Noncumulative Series A Preferred Stock ($3.875 per share)							(12)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(62)
Amortization of discount on Series B Preferred Stock			8				(8)
Common shares reissued for stock options and other employee benefit plans		1,980				(42)		66

BALANCE AT JUNE 30, 2010	2,930	880,515	$2,729	$946	$87	$3,701	$5,118	$(1,914)	$153	$252

BALANCE AT DECEMBER 31, 2010	2,930	880,608	$2,737	$946	$87	$3,711	$5,557	$(1,904)	$(17)	$257
Net income (loss)							503				$503
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $61									103		103
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $4									7		7
Net distribution from noncontrolling interests										(239)	(239)
Foreign currency translation adjustments									13		13
Net pension and postretirement benefit costs, net of income taxes									3		3

Total comprehensive income (loss)											$390

Deferred compensation						(2)
Cash dividends declared on common shares ($.04 per share)							(38)
Cash dividends declared on Noncumulative Series A Preferred Stock ($3.875 per share)							(12)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(31)
Series B Preferred Stock — TARP redemption	(25)		(2,451)				(49)
Repurchase of common stock warrant					(87)	17
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares issuance		70,621		71		533
Common shares reissued for stock options and other employee benefit plans		2,593				(68)		89
Other			1

BALANCE AT JUNE 30, 2011	2,905	953,822	$291	$1,017	—	$4,191	$5,926	$(1,815)	$109	$18

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
in millions	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$514	$35
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	(48)	641
Depreciation and amortization expense	143	173
FDIC (payments) net of FDIC expense	35	59
Deferred income taxes	157	(66)
Net losses (gains) and writedown on OREO	5	48
Provision (credit) for customer derivative losses	(12)	27
Net losses (gains) from loan sales	(30)	(29)
Net losses (gains) from principal investing	(52)	(54)
Provision (credit) for losses on lending-related commitments	(16)	(12)
(Gains) losses on leased equipment	(9)	(10)
Net securities losses (gains)	(1)	(1)
Net decrease (increase) in loans held for sale excluding transfers from continuing operations	140	(48)
Net decrease (increase) in trading account assets	216	195
Other operating activities, net	412	595

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,454	1,553
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments	(3,219)	(241)
Purchases of securities available for sale	(619)	(4,453)
Proceeds from sales of securities available for sale	1,587	32
Proceeds from prepayments and maturities of securities available for sale	2,448	1,676
Proceeds from prepayments and maturities of held-to-maturity securities	—	4
Purchases of held-to-maturity securities	(2)	(2)
Purchases of other investments	(104)	(60)
Proceeds from sales of other investments	43	88
Proceeds from prepayments and maturities of other investments	41	53
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	1,775	3,882
Proceeds from loan sales	94	293
Purchases of premises and equipment	(74)	(54)
Proceeds from sales of premises and equipment	—	1
Proceeds from sales of other real estate owned	94	79

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,064	1,298
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(200)	(3,196)
Net increase (decrease) in short-term borrowings	(1,017)	1,573
Net proceeds from issuance of long-term debt	1,020	18
Payments on long-term debt	(684)	(1,034)
Net proceeds from issuance of common stock	604	—
Series B Preferred Stock — TARP redemption	(2,500)	—
Repurchase of common stock warrant	(70)	—
Cash dividends paid	(96)	(92)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,943)	(2,731)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	575	120
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	278	471

CASH AND DUE FROM BANKS AT END OF PERIOD	$853	$591

Additional disclosures relative to cash flows:
Interest paid	$317	$528
Income taxes paid (refunded)	(319)	(157)
Noncash items:
Loans transferred to held for sale from portfolio	$54	$208
Loans transferred to other real estate owned	23	99

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

AICPA: American Institute of Certified Public Accountants.	NASDAQ: National Association of Securities Dealers
ALCO: Asset/Liability Management Committee.	Automated Quotation System.
ALLL: Allowance for loan and lease losses.	N/M: Not meaningful.
A/LM: Asset/liability management.	NOW: Negotiable Order of Withdrawal.
AOCI: Accumulated other comprehensive income (loss).	NYSE: New York Stock Exchange.
APBO: Accumulated postretirement benefit obligation.	OCC: Office of the Controller of the Currency.
Austin: Austin Capital Management, Ltd.	OCI: Other comprehensive income (loss).
BHCs: Bank holding companies.	OREO: Other real estate owned.
CMO: Collateralized mortgage obligation.	OTTI: Other-than-temporary impairment.
Common Shares: Common Stock, $1 par value.	PBO: Projected Benefit Obligation.
CPP: Capital Purchase Program of the U.S. Treasury.	QSPE: Qualifying special purpose entity.
DIF: Deposit Insurance Fund.	S&P: Standard and Poor’s Ratings Services, a Division of The
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	McGraw-Hill Companies, Inc.
Consumer Protection Act of 2010.	SCAP: Supervisory Capital Assessment Program administered
ERM: Enterprise risk management.	by the Federal Reserve.
EVE: Economic value of equity.	SEC: U.S. Securities and Exchange Commission.
FASB: Financial Accounting Standards Board.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
FDIC: Federal Deposit Insurance Corporation.	Perpetual Convertible Preferred Stock, Series A.
Federal Reserve: Board of Governors of the Federal Reserve	Series B Preferred Stock: KeyCorp’s Fixed-Rate Cumulative
System.	Perpetual Preferred Stock, Series B issued to the
FHLMC: Federal Home Loan Mortgage Corporation.	U.S. Treasury under the CPP.
FNMA: Federal National Mortgage Association.	SILO: Sale in, lease out transaction.
GAAP: U.S. generally accepted accounting principles.	SPE: Special Purpose Entities.
GNMA: Government National Mortgage Association.	TAG: Transaction Account Guarantee program of the FDIC.
IRS: Internal Revenue Service.	TARP: Troubled Asset Relief Program.
ISDA: International Swaps and Derivatives Association.	TDR: Troubled debt restructuring.
KAHC: Key Affordable Housing Corporation.	TE: Taxable equivalent.
LIBOR: London Interbank Offered Rate.	TLGP: Temporary Liquidity Guarantee Program of the FDIC.
LIHTC: Low-income housing tax credit.	U.S. Treasury: United States Department of the Treasury.
LILO: Lease in, lease out transaction.	VAR: Value at risk.
Moody’s: Moody’s Investors Service, Inc.	VEBA: Voluntary Employee Benefit Association.
N/A: Not applicable.	VIE: Variable interest entity.
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
Effective January 1, 2010, we prospectively adopted new accounting guidance that changes the way we account for securitizations and SPEs by eliminating the concept of a QSPE and changing the requirements for derecognition of financial assets. In adopting this guidance, we had to analyze our existing QSPEs for possible consolidation. As a result, we consolidated our education loan securitization trusts. That consolidation added $2.8 billion in discontinued assets, and liabilities and equity to our balance sheet, of which $2.6 billion of the assets represented loans. Prior to January 1, 2010, QSPEs, including securitization trusts, established under the applicable accounting guidance for transfers of financial assets were not consolidated. For additional information related to the consolidation of our education loan securitization trusts, see Note 9 (“Variable Interest Entities”) and Note 11 (“Divestiture and Discontinued Operations”).
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
Accounting Guidance Pending Adoption at June 30, 2011
Troubled debt restructurings. In April 2011, the FASB issued accounting guidance to assist creditors in evaluating whether a modification or restructuring of a loan is a TDR. It clarifies existing guidance on whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. This accounting guidance also requires additional disclosures regarding TDRs. It is effective for the first interim or annual period beginning after June 15, 2011 (effective July 1, 2011, for us) and is applied retrospectively for all modifications and restructurings that have occurred from the beginning of the annual period of adoption (2011 for us). We do not expect the adoption of this accounting guidance to have a material effect on our financial condition or results of operations.
Fair value measurement. In May 2011, the FASB issued accounting guidance that changes the wording used to describe many of the current accounting requirements for measuring fair value and disclosing information about fair value measurements. This accounting guidance clarifies the FASB’s intent about the application of existing fair value measurement requirements. It is effective for the interim and annual periods beginning on or after December 15, 2011 (effective January 1, 2012, for us) with early adoption prohibited. We do not expect the adoption of this accounting guidance to have a material effect on our financial condition or results of operations.
Presentation of comprehensive income. In June 2011, the FASB issued new accounting guidance that will require all nonowner changes in shareholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new accounting guidance does not change any of the components that are currently recognized in net income or comprehensive income. It will be effective for public entities for interim and annual periods beginning after December 15, 2011 (effective January 1, 2012, for us) as well as interim and annual periods thereafter. Early adoption is permitted. Management is currently evaluating how comprehensive income will be presented after this new accounting guidance becomes effective.
Repurchase agreements. In April 2011, the FASB issued accounting guidance that changed the accounting for repurchase agreements and other similar arrangements by eliminating the collateral maintenance requirement when assessing effective control in these transactions. This change could result in more of these transactions being accounted for as secured borrowings instead of sales. This accounting guidance will be effective for new transactions and transactions that are modified on or after the first interim or annual period beginning after December 15, 2011 (effective January 1, 2012, for us). Early adoption of this guidance is prohibited. We do not expect the adoption of this accounting guidance to have a material effect on our financial condition or results of operations since we do not account for these types of arrangements as sales.

2. Earnings Per Common Share
Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2011	2010	2011	2010

EARNINGS
Income (loss) from continuing operations	$252	$101	$534	$60
Less: Net income (loss) attributable to noncontrolling interests	3	4	11	20

Income (loss) from continuing operations attributable to Key	249	97	523	40
Less: Dividends on Series A Preferred Stock	6	6	12	12
Cash dividends on Series B Preferred Stock	—	31	31	62
Amortization of discount on Series B Preferred Stock(b)	—	4	53	8

Income (loss) from continuing operations attributable to Key common shareholders	243	56	427	(42)
Income (loss) from discontinued operations, net of taxes (a)	(9)	(27)	(20)	(25)

Net income (loss) attributable to Key common shareholders	$234	$29	$407	$(67)

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	947,565	874,664	914,911	874,526
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	4,568	—	5,251	—

Weighted-average common shares and potential common shares outstanding (000)	952,133	874,664	920,162	874,526

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.06	$.47	$(.05)
Income (loss) from discontinued operations, net of taxes (a)	(.01)	(.03)	(.02)	(.03)
Net income (loss) attributable to Key common shareholders(c)	.25	.03	.44	(.08)

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.26	$.06	$.46	$(.05)
Income (loss) from discontinued operations, net of taxes (a)	(.01)	(.03)	(.02)	(.03)
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.25	.03	.44	(.08)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the period ended June 30, 2011, was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	March 31, 2011 includes a $49 million deemed dividend.

(c)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale
Our loans by category are summarized as follows:

	June 30,	December 31,	June 30,
in millions	2011	2010	2010

Commercial, financial and agricultural	$16,883	$16,441	$17,113
Commercial real estate:
Commercial mortgage	8,069	9,502	9,971
Construction	1,631	2,106	3,430

Total commercial real estate loans	9,700	11,608	13,401
Commercial lease financing	6,105	6,471	6,620

Total commercial loans	32,688	34,520	37,134
Residential — prime loans:
Real estate — residential mortgage	1,838	1,844	1,846
Home equity:
Key Community Bank	9,431	9,514	9,775
Other	595	666	753

Total home equity loans	10,026	10,180	10,528
Total residential — prime loans	11,864	12,024	12,374
Consumer other — Key Community Bank	1,157	1,167	1,147
Consumer other:
Marine	1,989	2,234	2,491
Other	142	162	188

Total consumer other	2,131	2,396	2,679

Total consumer loans	15,152	15,587	16,200

Total loans (a)	$47,840	$50,107	$53,334

(a)	Excludes loans in the amount of $6.3 billion, $6.5 billion and $6.6 billion at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, related to the discontinued operations of the education lending business.
Our loans held for sale are summarized as follows:

	June 30,	December 31,		June 30,
in millions	2011	2010		2010

Commercial, financial and agricultural	$80	$196		$255
Real estate — commercial mortgage	198	118		235
Real estate — construction	39	35		112
Commercial lease financing	6	8		16
Real estate — residential mortgage	58	110		81

Total loans held for sale	$381	$467	(a)	$699

(a)	Excludes loans in the amount of $15 million and $92 million at December 31, 2010, and June 30, 2010, respectively, related to the discontinued operations of the education lending business. There were no loans held for sale in the discontinued operations of the education lending business at June 30, 2011.
Our summary of changes in loans held for sale follows:

	June 30,	December 31,	June 30,
in millions	2011	2010	2010

Balance at beginning of period	$426	$637	$556
New originations	914	1,053	812
Transfers from held to maturity, net	16	—	65
Loan sales	(1,039)	(1,174)	(712)
Loan draws (payments), net	73	(49)	(16)
Transfers to OREO / valuation adjustments	(9)	—	(6)

Balance at end of period	$381	$467	$699

4. Asset Quality
We manage our exposure to credit risk by closely monitoring loan performance trends and general economic conditions. A key indicator of the potential for future credit losses is the level of nonperforming assets and past due loans.
Our nonperforming assets and past due loans were as follows:

	June 30,	December 31,	June 30,
in millions	2011	2010	2010

Total nonperforming loans	$842	$1,068	$1,703

Nonperforming loans held for sale	42	106	221

OREO	52	129	136
Other nonperforming assets	14	35	26

Total nonperforming assets	$950	$1,338	$2,086

Impaired loans	$706	$881	$1,435
Impaired loans with a specifically allocated allowance	488	621	1,099
Specifically allocated allowance for impaired loans	46	58	157

Restructured loans included in nonperforming loans(a)	$144	$202	$167
Restructured loans with a specifically allocated allowance (b)	19	57	65
Specifically allocated allowance for restructured loans (c)	5	18	15

Accruing loans past due 90 days or more	$118	$239	$240
Accruing loans past due 30 through 89 days	465	476	610

(a)	Restructured loans (i.e., troubled debt restructurings) are those for which we, for reasons related to a borrower’s financial difficulties, grant a concession that we would not otherwise have considered. To improve the collectability of the loan, typical concessions include reducing the interest rate, extending the maturity date or reducing the principal balance.

(b)	Included in impaired loans with a specifically allocated allowance.

(c)	Included in specifically allocated allowance for impaired loans.
Impaired loans totaled $706 million at June 30, 2011, compared to $881 million at December 31, 2010, and $1.4 billion at June 30, 2010. Impaired loans had an average balance of $718 million for the second quarter of 2011 and $1.6 billion for the second quarter of 2010.
Of total impaired loans, $488 million was reviewed to determine if a specifically allocated allowance was required at June 30, 2011 in accordance with our $2.5 million threshold for such loans. As a result, $166 million of these loans had $46 million of specifically allocated allowance and $322 million had a zero specific allocation. Also, $218 million of impaired loans under the $2.5 million threshold were allocated an allowance of $81 million at June 30, 2011, for a total of $384 million of loans with an allowance of $127 million at June 30, 2011, as shown in the following table.
At June 30, 2011, aggregate restructured loans (accrual, nonaccrual, and held-for-sale loans) totaled $252 million while at December 31, 2010 total restructured loans totaled $297 million. Although we added $87 million in restructured loans during the first six months ended June 30, 2011, the overall decrease in restructured loans was primarily attributable to $132 million in payments and charge-offs.

A further breakdown of impaired loans by loan category as of June 30, 2011 follows:

June 30, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded
in millions	Investment	Balance	Allowance	Investment

With no related allowance recorded:
Commercial, financial and agricultural	$233	$116	—	$205
Commercial real estate:
Commercial mortgage	241	123	—	269
Construction	257	83	—	333

Total commercial real estate loans	498	206	—	602
Commercial lease financing	—	—	—	—

Total commercial loans	731	322	—	807

Real estate — residential mortgage	—	—	—	—

Home equity:
Key Community Bank	2	—	—	2
Other	—	—	—	—

Total home equity loans	2	—	—	2

Total loans with no related allowance recorded	733	322	—	809

With an allowance recorded:
Commercial, financial and agricultural	147	79	$32	212
Commercial real estate:
Commercial mortgage	215	145	49	202
Construction	116	56	22	100

Total commercial real estate loans	331	201	71	302
Commercial lease financing	38	25	12	40

Total commercial loans	516	305	115	554

Real estate — residential mortgage	45	33	4	47

Home equity:
Key Community Bank	22	22	7	21
Other	—	—	—	—

Total Home Equity Loans	22	22	7	21

Consumer other — Key Community Bank	25	24	1	25

Total loans with an allowance recorded	608	384	127	647

Total	$1,341	$706	$127	$1,456

Our policies for our commercial and consumer loan portfolios for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Impaired and Other Nonaccrual Loans” on page 102 of our 2010 Annual Report on Form 10-K.
At June 30, 2011, approximately $46 billion, or 97% of our total loans are current. Total past due loans of $1.4 billion represent approximately 3% of total loans.

The following aging analysis as of June 30, 2011 of past due and current loans provides an alternative view of Key’s credit exposure.

June 30, 2011
		30 -59	60-89	Greater	Non
		Days Past	Days Past	Than 90	Accrual	Total Past
in millions	Current	Due	Due	Days	(NPL)	Due	Total Loans

LOAN TYPE
Commercial, financial and agricultural	$16,599	$35	$17	$19	$213	$284	$16,883
Commercial real estate:
Commercial mortgage	7,743	34	51	11	230	326	8,069
Construction	1,437	11	24	28	131	194	1,631

Total commercial real estate loans	9,180	45	75	39	361	520	9,700

Commercial lease financing	5,983	20	40	21	41	122	6,105

Total commercial loans	$31,762	$100	$132	$79	$615	$926	$32,688

Real estate — residential mortgage	$1,713	$24	$14	$8	$79	$125	$1,838
Home equity:
Key Community Bank	9,216	66	32	16	101	215	9,431
Other	559	13	7	5	11	36	595

Total home equity loans	9,775	79	39	21	112	251	10,026

Consumer other — Key Community Bank	1,129	14	4	7	3	28	1,157
Consumer other:
Marine	1,898	42	14	3	32	91	1,989
Other	138	2	1	—	1	4	142

Total consumer other	2,036	44	15	3	33	95	2,131

Total consumer loans	$14,653	$161	$72	$39	$227	$499	$15,152

Total loans	$46,415	$261	$204	$118	$842	$1,425	$47,840

At June 30, 2011, the approximate carrying amount of our commercial nonperforming loans outstanding represented 57% of their original contractual amount, and total nonperforming loans outstanding represented 64% of their original contractual amount owed and nonperforming assets in total were carried at 60% of their original contractual amount.
At June 30, 2011, our twenty largest nonperforming loans totaled $276 million, representing 33% of total loans on nonperforming status from continuing operations as compared to $306 million in nonperforming loans representing 29% of total loans at December 31, 2010 and $441 million in nonperforming loans representing 25% of total loans on nonperforming status at June 30, 2010.
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
Credit quality indicators for our commercial and consumer loan portfolios based on bond rating, regulatory classification and payment activity as of June 30, 2011 are as follows:

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category (a)

June 30,
in millions
	Commercial, financial and
	agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

AAA — AA	$100	$96	$2	$2	3	—	$655	$625	$760	$723
A	671	820	63	23	$1	$7	1,245	1,184	1,980	2,034
BBB — BB	13,546	11,655	5,553	6,336	747	1,116	3,590	3,878	23,436	22,985
B	955	1,418	941	1,236	262	768	343	564	2,501	3,986
CCC — C	1,611	3,124	1,510	2,374	618	1,539	272	369	4,011	7,406

Total	$16,883	$17,113	$8,069	$9,971	$1,631	$3,430	$6,105	$6,620	$32,688	$37,134

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the interim period ending June 30, 2011.

(b)	Our bond rating to loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.
Consumer Credit Exposure
Credit Risk Profile by Regulatory Classifications (a)

June 30,
in millions
	Residential — Prime
GRADE	2011	2010

Pass	$11,644	$12,122
Special Mention	—	—
Substandard	220	252

Total	$11,864	$12,374

Credit Risk Profile Based on Payment Activity (a)

	Consumer — Key
	Community Bank		Consumer — Marine		Consumer — Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010

Performing	$1,154	$1,142	$1,957	$2,450	$141	$186	$3,252	$3,778
Nonperforming	3	5	32	41	1	2	36	48

Total	$1,157	$1,147	$1,989	$2,491	$142	$188	$3,288	$3,826

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the interim period ending June 30, 2011.
We use the following three-step process to estimate the appropriate level of the allowance for loan and lease losses on at least a quarterly basis: (1) we apply historical loss rates to existing loans with similar risk characteristics as noted in the credit quality indicator table above; (2) we exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets; and, (3) for all TDRs, regardless of size, as well as impaired loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the carrying amount of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. Additional information is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 102 of our 2010 Annual Report on Form 10-K. The allowance for loan and lease losses at June 30, 2011, represents our best estimate of the losses inherent in the loan portfolio at that date.
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
At June 30, 2011, the allowance for loan and lease losses was $1.2 billion, or 2.57% of loans compared to $1.6 billion, or 3.20% of loans, at December 31, 2010, and $2.2 billion or 4.16% of loans at June 30, 2010. At June 30, 2011, the allowance for loan and lease losses was 146.08% of nonperforming loans compared to 130.30% at June 30, 2010.

Changes in the allowance for loan and lease losses are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2011	2010	2011	2010

Balance at beginning of period — continuing operations	$1,372	$2,425	$1,604	$2,534

Charge-offs	(177)	(492)	(409)	(1,049)
Recoveries	43	57	82	92

Net loans charged off	(134)	(435)	(327)	(957)
Provision for loan and lease losses from continuing operations	(8)	228	(48)	641
Foreign currency translation adjustment	—	1	1	1

Balance at end of period — continuing operations	$1,230	$2,219	$1,230	$2,219

The changes in the ALLL by loan category from December 31, 2010 are as follows:

	December 31,					June 30,
in millions	2010	Provision		Charge-offs	Recoveries	2011

Commercial, financial and agricultural	$485	$(22)		$93	$25	$395
Real estate — commercial mortgage	416	(18)		62	7	343
Real estate — construction	145	15		62	8	106
Commercial lease financing	175	(53)		26	11	107

Total commercial loans	1,221	(78)		243	51	951
Real estate — residential mortgage	49	7		17	2	41
Home equity:
Key Community Bank	120	30		53	2	99
Other	57	4		26	2	37

Total home equity loans	177	34		79	4	136
Consumer other — Key Community Bank	57	9		23	4	47
Consumer other:
Marine	89	(14)		42	19	52
Other	11	(5)		5	2	3

Total consumer other:	100	(19)		47	21	55

Total consumer loans	383	31		166	31	279

Total ALLL — continuing operations	1,604	(47	)(a)	409	82	1,230
Discontinued operations	114	62		73	6	109

Total ALLL — including discontinued operations	$1,718	$15		$482	$88	$1,339

(a)	Includes $1 million of foreign currency translation adjustment.
Our allowance for loan and lease losses decreased by $989 million, or 45%, since the second quarter of 2010. This contraction was associated with the improvement in credit quality of our loan portfolios, which has trended more favorably the past four quarters. Our asset quality metrics showed continued improvement and therefore has resulted in favorable risk rating migration and a reduction in our general allowance. Our general allowance encompasses the application of historical loss rates to our existing loans with similar risk characteristics and an assessment of factors such as changes in economic conditions and changes in credit policies or underwriting standards. Our delinquency trends improved throughout most of 2010 and into 2011. We attribute this improvement to a more moderate level of economic activity, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio.
For continuing operations, the loans outstanding individually evaluated for impairment totaled $488 million, which had a corresponding allowance of $46 million at June 30, 2011. Loans outstanding collectively evaluated for impairment totaled $47 billion, with a corresponding allowance of $1.2 billion at June 30, 2011.

A breakdown of the individual and collective allowance for loan and lease losses and the corresponding loan balances as of June 30, 2011 follows:

	Allowance(a)		Outstanding(a)
	Individually	Collectively		Individually	Collectively
June 30, 2011	Evaluated for	Evaluated for		Evaluated for	Evaluated for
in millions	Impairment	Impairment	Loans	Impairment	Impairment

Commercial, financial and agricultural	$14	$381	$16,883	$157	$16,726
Commercial real estate:
Commercial mortgage	21	322	8,069	213	7,856
Construction	11	95	1,631	116	1,515

Total commercial real estate loans	32	417	9,700	329	9,371
Commercial lease financing	—	107	6,105	—	6,105

Total commercial loans	46	905	32,688	486	32,202

Real estate — residential mortgage	—	41	1,838	—	1,838

Home equity:
Key Community Bank	—	99	9,431	2	9,429
Other	—	37	595	—	595

Total home equity loans	—	136	10,026	2	10,024

Consumer other — Key Community Bank	—	47	1,157	—	1,157

Consumer other:
Marine	—	52	1,989	—	1,989
Other	—	3	142	—	142

Total consumer other	—	55	2,131	—	2,131

Total consumer loans	—	279	15,152	2	15,150

Total ALLL — continuing operations	46	1,184	47,840	488	47,352

Discontinued operations	—	109	6,261	—	6,261

Total ALLL — including discontinued operations	$46	$1,293	$54,101	$488	$53,613

(a)	There were no loans acquired with deteriorated credit quality at June 30, 2011.
The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has decreased since the second quarter of 2010 by $52 million to $57 million at June 30, 2011. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 2.69% of loans at June 30, 2011, compared to 4.36% at June 30, 2010.
Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2011	2010	2011	2010

Balance at beginning of period	$69	$119	$73	$121
Provision (credit) for losses on lending-related commitments	(12)	(10)	(16)	(12)

Balance at end of period	$57	$109	$57	$109

At June 30, 2011, we did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status. The amount by which loans and loans held for sale, which were classified as nonperforming, reduced expected interest income was $5 million for the six months ended June 30, 2011 and $22 million for the year ended December 31, 2010.

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
We review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies as more market-based data becomes available. We recognize transfers between levels of the fair value hierarchy at the end of the reporting period.
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
Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of the funds and related unfunded commitments at June 30, 2011:

June 30, 2011		Unfunded
in millions	Fair Value	Commitments

INVESTMENT TYPE
Passive funds (a)	$16	$5
Co-managed funds (b)	17	9

Total	$33	$14

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to seven years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of three to six years.
Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). During the first half of 2011, employees who managed our various principal investments formed two independent entities that will serve as investment managers of these investments going forward. Under this new arrangement which was mutually agreeable to both parties, these individuals will no longer be employees of Key. As a result of these changes, during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments, totaling $234 million.
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
Our indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing; these investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. These investments are classified as Level 3 assets since our assumptions are not observable in the market place. The following table presents the fair value of the indirect funds and related unfunded commitments at June 30, 2011:

June 30, 2011		Unfunded
in millions	Fair Value	Commitments

INVESTMENT TYPE
Private equity funds (a)	$463	$143
Hedge funds (b)	7	—

Total	$470	$143

(a)	Consists of buyout, venture capital and fund of funds. These investments can never be redeemed with the investee funds. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to ten years.

(b)	Consists of funds invested in long and short positions of “stressed and distressed” fixed income-oriented securities with the goal of producing attractive risk-adjusted returns. The investments can be redeemed quarterly with 45 days’ notice. However, the fund’s general partners may impose quarterly redemption limits that may delay receipt of requested redemptions.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at June 30, 2011 and December 31, 2010.

June 30, 2011
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$414	—	$414
Trading account assets:
U.S. Treasury, agencies and corporations	—	403	—	403
States and political subdivisions	—	78	—	78
Collateralized mortgage obligations	—	79	—	79
Other mortgage-backed securities		61	$1	62
Other securities	$94	49	—	143

Total trading account securities	94	670	1	765
Commercial loans	—	4	—	4

Total trading account assets	94	674	1	769
Securities available for sale:
U.S. Treasury, agencies and corporations	—	9	—	9
States and political subdivisions	—	129	—	129
Collateralized mortgage obligations	—	17,609	—	17,609
Other mortgage-backed securities	—	917	—	917
Other securities	9	7	—	16

Total securities available for sale	9	18,671	—	18,680
Other investments:
Principal investments:
Direct	—	—	270	270
Indirect	—	—	470	470

Total principal investments	—	—	740	740
Equity and mezzanine investments:
Direct	—	—	14	14
Indirect	—	—	33	33

Total equity and mezzanine investments	—	—	47	47

Total other investments	—	—	787	787
Derivative assets:
Interest rate	—	1,527	81	1,608
Foreign exchange	83	95	—	178
Energy and commodity	—	295	—	295
Credit	—	26	8	34
Equity	—	4	—	4

Derivative assets	83	1,947	89	2,119
Netting adjustments(a)	—	—	—	(1,219)

Total derivative assets	83	1,947	89	900
Accrued income and other assets	7	21	—	28

Total assets on a recurring basis at fair value	$193	$21,727	$877	$21,578

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$369	—	$369
Bank notes and other short-term borrowings:
Short positions	$1	449	—	450
Derivative liabilities:
Interest rate	—	1,181	—	1,181
Foreign exchange	78	241	—	319
Energy and commodity	—	303	—	303
Credit	—	31	—	31
Equity	—	4	—	4

Derivative liabilities	78	1,760	—	1,838
Netting adjustments(a)	—	—	—	(847)

Total derivative liabilities	78	1,760	—	991
Accrued expense and other liabilities	—	36	—	36

Total liabilities on a recurring basis at fair value	$79	$2,614	—	$1,846

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2010
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$373	—	$373
Trading account assets:
U.S. Treasury, agencies and corporations	—	501	—	501
States and political subdivisions	—	66	—	66
Collateralized mortgage obligations	—	34	—	34
Other mortgage-backed securities	—	137	$1	138
Other securities	$145	69	21	235

Total trading account securities	145	807	22	974
Commercial loans	—	11	—	11

Total trading account assets	145	818	22	985
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8	—	8
States and political subdivisions	—	172	—	172
Collateralized mortgage obligations	—	20,665	—	20,665
Other mortgage-backed securities	—	1,069	—	1,069
Other securities	13	6	—	19

Total securities available for sale	13	21,920	—	21,933
Other investments:
Principal investments:
Direct	—	—	372	372
Indirect	—	—	526	526

Total principal investments	—	—	898	898
Equity and mezzanine investments:
Direct	—	—	20	20
Indirect	—	—	30	30

Total equity and mezzanine investments	—	—	50	50

Total other investments	—	—	948	948
Derivative assets:
Interest rate	—	1,691	75	1,766
Foreign exchange	92	88	—	180
Energy and commodity	—	317	1	318
Credit	—	27	12	39
Equity	—	1	—	1

Derivative assets	92	2,124	88	2,304
Netting adjustments (a)	—	—	—	(1,298)

Total derivative assets	92	2,124	88	1,006
Accrued income and other assets	1	76	—	77

Total assets on a recurring basis at fair value	$251	$25,311	$1,058	$25,322

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$572	—	$572
Bank notes and other short-term borrowings:
Short positions	—	395	—	395
Derivative liabilities:
Interest rate	—	1,335	—	1,335
Foreign exchange	$82	323	—	405
Energy and commodity	—	335	—	335
Credit	—	30	$1	31
Equity	—	1	—	1

Derivative liabilities	82	2,024	1	2,107
Netting adjustments (a)	—	—	—	(965)

Total derivative liabilities	82	2,024	1	1,142
Accrued expense and other liabilities	—	66	—	66

Total liabilities on a recurring basis at fair value	$82	$3,057	$1	$2,175

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements
The following tables show the change in the fair values of our Level 3 financial instruments for the three and six months ended June 30, 2011 and 2010. We mitigate the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following tables. Therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets						Other Investments										Derivative Instruments					(a)
	Other										Equity and				Accrued
	Mortgage-						Principal Investments				Mezzanine Investments				Income
	Backed		Other		Commercial										and Other		Interest		Energy and
in millions	Securities		Securities		Loans		Direct		Indirect		Direct		Indirect		Assets		Rate		Commodity		Credit

Balance at December 31, 2010	$1		$21		—		$372		$526		$20		$30		—		$75		$1		$11

Gains (losses) included in earnings	—	(b)	3	(b)	—	(b)	2	(c)	43	(c)	13	(c)	—	(c)	—	(c)	14	(b)	(1)	(b)	(10)	(b)
Purchases	—		—		—		30		46		—		9		—		11		—		—
Sales	—		—		—		(9)		(36)		—		—		—		(20)		—		—
Issuances	—		—		—		—		—		—		—		—		—		—		—
Settlements	—		(24)		—		—		—		(19)		(3)		—		—		—		7
Transfers into Level 3	—		—		—		—		—		—		—		—		10		—		—
Transfers out of Level 3	—		—		—		(125)	(d)	(109)	(d)	—		(3)		—		(9)		—		—

Balance at June 30, 2011	$1		—		—		$270		$470		$14		$33		—		$81		—		$8

Unrealized gains (losses) included in earnings	—	(b)	3	(b)	—	(b)	$8	(c)	$28	(c)	$32	(c)	$(3)	(c)	—	(c)	—	(b)	—	(b)	—	(b)

Balance at March 31, 2011	$1		$—		$—		$395		$548		$25		$27		$—		$81		$—		$4

Gains (losses) included in earnings	—	(b)	3	(b)	—	(b)	—	(c)	10	(c)	8	(c)	1	(c)	—	(c)	10	(b)	—	(b)	(9)	(b)
Purchases	—		—		—		2		32		—		7		—		11		—		6
Sales	—		—		—		(2)		(11)		—		—		—		(18)		—		—
Issuances	—		—		—		—		—		—		—		—		—		—		—
Settlements	—		(3)		—		—		—		(19)		(2)		—		—		—		7
Transfers into Level 3	—		—		—		—		—		—		—		—		3		—		—
Transfers out of Level 3	—		—		—		(125)	(d)	(109)	(d)	—		—		—		(6)		—		—

Balance at June 30, 2011	$1		—		—		$270		$470		$14		$33		—		$81		—		$8

Unrealized gains (losses) included in earnings	—	(b)	3	(b)	—	(b)	$6	(c)	$4	(c)	$22	(c)	$1	(c)	—	(c)	—	(b)	—	(b)	—	(b)

Balance at December 31, 2009	$29		$423		$19		$538		$497		$26		$31		—		$99		—		$9

Gains (losses) included in earnings	3	(b)	—	(b)	(1)	(b)	18	(c)	36	(c)	5	(c)	(4)	(c)	—	(c)	—	(b)	—	(b)	1	(b)
Purchases, sales, issuances and settlements	(29)		(399)		(9)		(129)		(3)		(13)		4		$3		(4)		—		—
Net transfers into (out of) Level 3	1		—		—		(8)		—		6		—		—		(8)		—		—

Balance at June 30, 2010	$4		$24		$9		$419		$530		$24		$31		$3		$87		—		$10

Unrealized gains (losses) included in earnings	$2	(b)	—	(b)	$(1)	(b)	$2	(c)	$32	(c)	$41	(c)	$(4)	(c)	—	(c)	—	(b)	—	(b)	—	(b)

Balance at March 31, 2010	$29		$199		$11		$534		$518		$32		$33		$3		$80		—		$10

Gains (losses) included in earnings	3	(b)	—	(b)	(1)	(b)	3	(c)	13	(c)	3	(c)	(2)	(c)	—	(c)	9	(b)	—	(b)	—	(b)
Purchases, sales, issuances and settlements	(29)		(175)		(1)		(118)		(1)		(11)		—		—		(1)		—		—
Net transfers into (out of) Level 3	1		—		—		—		—		—		—		—		(1)		—		—

Balance at June 30, 2010	$4		$24		$9		$419		$530		$24		$31		$3		$87		—		$10

Unrealized gains (losses) included in earnings	$2	(b)	—	(b)	—	(b)	$(14)	(c)	$13	(c)	$34	(c)	$(2)	(c)	—	(c)	—	(b)	$—	(b)	—	(b)

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investments” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement. Realized and unrealized gains and losses on investments included in accrued income and other assets are reported in “other income” on the income statement.

(d)	Transfers out of Level 3 for principal investments represent investments that were deconsolidated during the second quarter of 2011 when employees who managed our various principal investments left Key and formed two independent entities that will serve as investment managers of these investments.

Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010

in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS

Impaired loans	—	—	$131	$131	—	—	$219	$219

Loans held for sale (a)	—	—	25	25	—	—	15	15

Operating lease assets	—	—	—	—	—	—	—	—

Goodwill and other intangible assets	—	—	—	—	—	—	—	—

Accrued income and other assets	—	$19	13	32	—	$39	23	62

Other investments	—	—	1	1	—	—	—	—

Total assets on a nonrecurring basis at fair value	—	$19	$170	$189	—	$39	$257	$296

(a)	During the first half of 2011, we transferred $25 million of commercial and consumer loans from held-for-sale status to the held-to-maturity portfolio at their current fair value.
Impaired loans. We typically adjust the carrying amount of our impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral or the loan’s observable market price. Cash flow analysis considers internally developed inputs, such as discount rates, default rates, costs of foreclosure and changes in collateral values. The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations and assessments provided by third-party appraisers. We perform or reaffirm appraisals of collateral-dependent impaired loans at least annually. Appraisals may occur more frequently if the most recent appraisal does not accurately reflect the current market, the debtor is seriously delinquent or chronically past due, or material deterioration in the performance of the project or condition of the property has occurred. Adjustments to outdated appraisals that result in an appraisal value less than the carrying amount of a collateral-dependent impaired loan are reflected in the allowance for loan and lease losses. Impaired loans with a specifically allocated allowance based on cash flow analysis or the underlying collateral are classified as Level 3 assets, while those with a specifically allocated allowance based on an observable market price that reflects recent sale transactions for similar loans and collateral are classified as Level 2. Current market conditions, including updated collateral values, and reviews of our borrowers’ financial condition impacted the inputs used in our internal valuation analysis, resulting in write-downs of impaired loans during the first half of 2011.
Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determined that adjustments were necessary to record some of the portfolios at the lower of cost or fair value in accordance with GAAP. Loans held for sale portfolios adjusted to fair value totaled $25 million at June 30, 2011 and $15 million at December 31, 2010. Current market conditions, including updated collateral values, and reviews of our borrowers’ financial condition impacted the inputs used in our internal models and other valuation methodologies, resulting in these adjustments.
Valuations of performing commercial mortgage and construction loans held for sale are conducted using internal models that rely on market data from sales or nonbinding bids on similar assets, including credit spreads, treasury rates, interest rate curves and risk profiles, as well as our own assumptions about the exit market for the loans and details about individual loans within the respective portfolios. Therefore, we have classified these loans as Level 3 assets. The inputs related to our assumptions and other internal loan data include changes in real estate values, costs of foreclosure, prepayment rates, default rates and discount rates.
Valuations of nonperforming commercial mortgage and construction loans held for sale are based on current agreements to sell the loans or approved discounted payoffs. If a negotiated value is not available, we use third-party appraisals, adjusted for current market conditions. Since valuations are based on unobservable data, these loans have been classified as Level 3 assets.
Operating lease assets. The valuation of commercial finance and operating leases is performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. These leases have been classified as Level 3 assets. The inputs related to our assumptions include changes in the value of leased items and internal credit ratings. In addition, commercial leases may be valued using current nonbinding bids when they are available. The leases valued under this methodology are classified as Level 2 assets.
Goodwill and other intangible assets. On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of the goodwill and other intangible assets assigned to Key Community Bank and Key Corporate Bank. We also perform an annual impairment test for goodwill. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally. Inputs used include market-available data, such as industry, historical and expected growth rates, and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified these assets as Level 3. For additional information on the results of recent goodwill impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) on page 135 of our 2010 Annual Report on Form 10-K.
The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions; therefore, the assets are classified as Level 3. We use various assumptions depending on the type of intangible asset being valued; our assumptions may include attrition rates, types of customers, revenue streams, prepayment rates, refinancing probabilities and credit defaults. There was no impairment of other intangible assets recorded during the quarter ended June 30, 2011.
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
Fair Value Disclosures of Financial Instruments
The carrying amount and fair value of our financial instruments at June 30, 2011 and December 31, 2010 are shown in the following table:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
in millions	Amount	Value	Amount	Value

ASSETS

Cash and short-term investments (a)	$5,416	$5,416	$1,622	$1,622

Trading account assets (e)	769	769	985	985

Securities available for sale (e)	18,680	18,680	21,933	21,933

Held-to-maturity securities (b)	19	19	17	17

Other investments (e)	1,195	1,195	1,358	1,358

Loans, net of allowance (c)	46,610	45,759	48,503	46,140

Loans held for sale (e)	381	381	467	467

Mortgage servicing assets (d)	180	247	196	284

Derivative assets (e)	900	900	1,006	1,006

LIABILITIES

Deposits with no stated maturity (a)	$47,568	$47,568	$45,598	$45,598

Time deposits (d)	12,842	13,253	15,012	15,502

Short-term borrowings (a)	2,179	2,179	3,196	3,196

Long-term debt (d)	10,997	11,321	10,592	10,611
Derivative liabilities (e)	991	991	1,142	1,142

Valuation Methods and Assumptions
(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of the loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of derivative assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.
We use valuation methods based on exit market prices in accordance with the applicable accounting guidance for fair value measurements. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During the first half of 2011, the fair values of our loan portfolios improved primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change significantly. If a nonexit price methodology was used for valuing our loan portfolio for continuing operations, it would result in a premium of 0.6%. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.
Education lending business. The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, which were consolidated as of January 1, 2010 in accordance with new consolidation accounting guidance, as well as loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans held for sale (prior to the second quarter of 2011), both of which are outside the trusts. The fair value of loans held for sale was identical to the aggregate carrying amount of the loans. All of these loans were excluded from the table above as follows:
♦	loans at carrying value, net of allowance, of $3.1 billion ($2.8 billion at fair value) at June 30, 2011 and $3.2 billion ($2.8 billion at fair value) at December 31, 2010;

♦	loans held for sale of $15 million at December 31, 2010. There were no loans held for sale at June 30, 2011; and

♦	loans in the trusts at fair value of $3.1 billion at June 30, 2011 and December 31, 2010.
Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $2.9 billion in fair value at June 30, 2011 and $3.0 billion in fair value at December 31, 2010, are also excluded from the above table. Additional information regarding the consolidation of the education lending securitization trusts is provided in Note 11 (“Divestiture and Discontinued Operations”).
Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $1.8 billion at June 30, 2011 and December 31, 2010 are included in “Loans, net of allowance” in the above table.
Short-term financial instruments. For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.

6. Securities
Securities available for sale. These are securities that we intend to hold for an indefinite period of time; they may, however be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed to be “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method are included in “net securities gains (losses)” on the income statement. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “net securities gains (losses)” on the income statement or AOCI in accordance with the applicable accounting guidance related to the recognition of OTTI of debt securities.
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

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$9	—	—	$9
States and political subdivisions	126	$3	—	129
Collateralized mortgage obligations	17,124	485	—	17,609
Other mortgage-backed securities	845	72	—	917
Other securities	13	3	—	16

Total securities available for sale	$18,117	$563	—	$18,680

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1	—	—	$1
Other securities	18	—	—	18

Total held-to-maturity securities	$19	—	—	$19

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	170	$2	—	172
Collateralized mortgage obligations	20,344	408	$87	20,665
Other mortgage-backed securities	998	71	—	1,069
Other securities	15	4	—	19

Total securities available for sale	$21,535	$485	$87	$21,933

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1	—	—	$1
Other securities	16	—	—	16

Total held-to-maturity securities	$17	—	—	$17

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	75	$3	—	78
Collateralized mortgage obligations	17,817	473	—	18,290
Other mortgage-backed securities	1,187	96	—	1,283
Other securities	106	11	$3	114

Total securities available for sale	$19,193	$583	$3	$19,773

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$3	—	—	$3
Other securities	16	—	—	16

Total held-to-maturity securities	$19	—	—	$19

The following table summarizes our securities available for sale that were in an unrealized loss position as of June 30, 2011, December 31, 2010, and June 30, 2010.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

JUNE 30, 2011
Securities available for sale:
Collateralized mortgage obligations	$126	—	—	—	$126	—

Total temporarily impaired securities	$126	—	—	—	$126	—

DECEMBER 31, 2010
Securities available for sale:
Collateralized mortgage obligations	$4,028	$87	—	—	$4,028	$87

Total temporarily impaired securities	$4,028	$87	—	—	$4,028	$87

June 30, 2010
Securities available for sale:
Other securities	$18	$2	$3	$1	$21	$3

Total temporarily impaired securities	$18	$2	$3	$1	$21	$3

We had less than $1 million of gross unrealized losses at June 30, 2011 that related to five fixed-rate collateralized mortgage obligations, which we invested in as part of an overall A/LM strategy. Since these securities have fixed interest rates, their fair value is sensitive to movements in market interest rates. These securities have a weighted-average maturity of 4.6 years at June 30, 2011.
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
Debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended June 30, 2011.

Three months ended June 30, 2011

in millions

Balance at March 31, 2011	$4
Impairment recognized in earnings	—

Balance at June 30, 2011	$4

Realized gains and losses related to securities available for sale were as follows:
Six months ended June 30, 2011

in millions

Realized gains	$23
Realized losses	(22)

Net securities gains (losses)	$1

At June 30, 2011, securities available for sale and held-to-maturity securities totaling $11.3 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
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

	Securities		Held-to-Maturity
	Available for Sale		Securities
June 30, 2011	Amortized	Fair	Amortized	Fair
in millions	Cost	Value	Cost	Value

Due in one year or less	$323	$331	$5	$5
Due after one through five years	17,620	18,166	14	14
Due after five through ten years	101	110	—	—
Due after ten years	73	73	—	—

Total	$18,117	$18,680	$19	$19

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
The primary derivatives that we use are interest rate swaps, caps, floors and futures; foreign exchange contracts; energy derivatives; credit derivatives; and equity derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. As further discussed in this note:
♦	interest rate risk represents the possibility that the EVE or net interest income will be adversely affected by fluctuations in interest rates;

♦	credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms; and

♦	foreign exchange risk is the risk that an exchange rate will adversely affect the fair value of a financial instrument.
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
At June 30, 2011, after taking into account the effects of bilateral collateral and master netting agreements, we had $225 million of derivative assets and $115 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $675 million and derivative liabilities of $876 million that were not designated as hedging instruments.
The recently enacted Dodd-Frank Act may limit the types of derivatives activities that KeyBank and other insured depository institutions may conduct. As a result, our use of one or more of the types of derivatives noted above may change in the future.
Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives” on page 104 of our 2010 Annual Report on Form 10-K.
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
The derivatives used for managing foreign currency exchange risk are cross currency swaps. We have outstanding issuances of medium-term notes that are denominated in foreign currencies. The notes are subject to translation risk, which represents the possibility that the fair value of the foreign-denominated debt will change based on movement of the underlying foreign currency spot rate. It is our practice to hedge against potential fair value volatility caused by changes in foreign currency exchange rates and interest rates. The hedge converts the notes to a variable-rate U.S. currency-denominated debt, which is designated as a fair value hedge of foreign currency exchange risk.
Derivatives Not Designated in Hedge Relationships
On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. The amount of these contracts at June 30, 2011 was not significant.
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
Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross basis as of June 30, 2011, December 31, 2010, and June 30, 2010. The change in the notional amounts of these derivatives by type from December 31, 2010 to June 30, 2011 indicates the volume of our derivative transaction activity during the first half of 2011. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	June 30, 2011			December 31, 2010			June 30, 2010
		Fair Value			Fair Value			Fair Value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Notional	Derivative	Derivative
in millions	Amount	Assets	Liabilities	Amount	Assets	Liabilities	Amount	Assets	Liabilities

Derivatives designated as hedging instruments:
Interest rate	$9,713	$459	$1	$10,586	$458	$17	$14,168	$601	$4
Foreign exchange	1,188	—	150	1,093	—	240	1,383	14	334

Total	10,901	459	151	11,679	458	257	15,551	615	338

Derivatives not designated as hedging instruments:
Interest rate	46,355	1,149	1,180	48,344	1,308	1,319	65,173	1,624	1,611
Foreign exchange	6,001	178	169	5,946	180	164	7,617	183	163
Energy and commodity	1,896	295	303	1,827	318	335	2,031	344	364
Credit	2,934	34	31	3,375	39	31	3,640	47	37
Equity	32	4	4	20	1	1	18	1	1

Total	57,218	1,660	1,687	59,512	1,846	1,850	78,479	2,199	2,176
Netting adjustments (a)	—	(1,219)	(847)	—	(1,298)	(965)	N/A	(1,661)	(1,193)

Total derivatives	$68,119	$900	$991	$71,191	$1,006	$1,142	$94,030	$1,153	$1,321

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral.
Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the six-month period ended June 30, 2011, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of June 30, 2011.
The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the six month periods ended June 30, 2011 and 2010, and where they are recorded on the income statement.

	Six months ended June 30, 2011
		Net Gains			Net Gains
	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on
in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item

Interest rate	Other income	$(12)	Long-term debt	Other income	$8	(a)
Interest rate	Interest expense – Long-term debt	112
Foreign exchange	Other income	90	Long-term debt	Other income	(95)	(a)
Foreign exchange	Interest expense – Long-term debt	5	Long-term debt	Interest expense – Long-term debt	(8)	(b)

Total		$195			$(95)

	Six months ended June 30, 2010
		Net Gains			Net Gains
	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on
in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item

Interest rate	Other income	$184	Long-term debt	Other income	$(176)	(a)
Interest rate	Interest expense — Long-term debt	109
Foreign exchange	Other income	(264)	Long-term debt	Other income	258	(a)
Foreign exchange	Interest expense – Long-term debt	3	Long-term debt	Interest expense – Long-term debt	(7)	(b)

Total		$32			$75

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.
Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and is subsequently reclassified into income when the hedged transaction impacts earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the six-month period ended June 30, 2011, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of June 30, 2011.
The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the six-month periods ended June 30, 2011 and 2010, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Six months ended June 30, 2011
			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$42	Interest income – Loans	$27	Other income	—
Interest rate	(9)	Interest expense – Long-term debt	(5)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—

Total	$33		$22		—

	Six months ended June 30, 2010
			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Interest rate	$42	Interest income – Loans	$134	Other income	—
Interest rate	(22)	Interest expense – Long-term debt	(10)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—

Total	$20		$124		—

The after-tax change in AOCI resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2011	of Gains to	June 30,
in millions	2010	Hedging Activity	Net Income	2011

AOCI resulting from cash flow hedges	$8	$21	$(14)	$15

Considering the interest rates, yield curves and notional amounts as of June 30, 2011, we would expect to reclassify an estimated $7 million of net losses on derivative instruments from AOCI to income during the next twelve months. In addition, we expect to reclassify approximately $13 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. The maximum length of time over which we hedge forecasted transactions is 17 years.
Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.
The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the six-month periods ended June 30, 2011 and 2010, and where they are recorded on the income statement.

	Six months ended June 30,
in millions	2011	2010

NET GAINS (LOSSES) (a)
Interest rate	$6	$7
Foreign exchange	20	20
Energy and commodity	2	4
Credit	(10)	(9)

Total net gains (losses)	$18	$22

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The collateral netted against derivative assets on the balance sheet totaled $354 million at June 30, 2011, $331 million at December 31, 2010, and $469 million at June 30, 2010. The collateral netted against derivative liabilities totaled $19 million at June 30, 2011, $2 million at December 31, 2010, and $2 million at June 30, 2010.
The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

	June 30,	December 31,	June 30,
in millions	2011	2010	2010

Largest gross exposure (derivative asset) to an individual counterparty	$147	$168	$219
Collateral posted by this counterparty	33	25	33
Derivative liability with this counterparty	250	275	320
Collateral pledged to this counterparty	137	141	154
Net exposure after netting adjustments and collateral	2	9	20

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

	June 30,	December 31,	June 30,
in millions	2011	2010	2010

Interest rate	$1,026	$1,134	$1,434
Foreign exchange	110	104	94
Energy and commodity	105	84	74
Credit	10	14	19
Equity	3	1	1

Derivative assets before collateral	1,254	1,337	1,622
Less: Related collateral	354	331	469

Total derivative assets	$900	$1,006	$1,153

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes and proprietary trading purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At June 30, 2011, after taking into account the effects of bilateral collateral and master netting agreements, we had gross exposure of $804 million to broker-dealers and banks. We had net exposure of $211 million after the application of master netting agreements and collateral; our net exposure to broker-dealers and banks at June 30, 2011, was reduced to $21 million with $190 million of additional collateral held in the form of securities.
We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $32 million at June 30, 2011, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2010, the default reserve was $48 million. At June 30, 2011, after taking into account the effects of master netting agreements, we had gross exposure of $779 million to client counterparties. We had net exposure of $689 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

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

	June 30, 2011			December 31, 2010			June 30, 2010
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net

Single name credit default swaps	$(10)	$9	$(1)	$(8)	$9	$1	$12	$(4)	$8
Traded credit default swap indices	—	2	2	—	2	2	1	(2)	(1)
Other	3	—	3	5	—	5	5	(2)	3

Total credit derivatives	$(7)	$11	$4	$(3)	$11	$8	$18	$(8)	$10

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
The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2011, December 31, 2010, and June 30, 2010. Except as noted, the payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	June 30, 2011			December 31, 2010				June 30, 2010
		Average	Payment /		Average	Payment /			Average	Payment /
	Notional	Term	Performance	Notional	Term	Performance		Notional	Term	Performance
dollars in millions	Amount	(Years)	Risk	Amount	(Years)	Risk		Amount	(Years)	Risk

Single name credit default swaps	$844	2.40	4.45%	$942	2.42	3.93%		$1,102	2.45	4.10%
Traded credit default swap indices	318	3.88	3.47	369	3.86	6.68		344	4.00	8.08
Other	17	5.56	9.04	48	2.00	Low	(a)	46	3.09	7.70

Total credit derivatives sold	$1,179	—	—	$1,359	—	—		$1,492	—	—

(a)	The other credit derivatives were not referenced to an entity’s debt obligation. We determined the payment/performance risk based on the probability that we could be required to pay the maximum amount under the credit derivatives. We have determined that the payment/performance risk associated with the other credit derivatives was low (i.e., less than or equal to 30% probability of payment).
Credit Risk Contingent Features
We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2011, KeyBank’s ratings with Moody’s and S&P were “A3” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there was a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of June 30, 2011, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $867 million, which includes $531 million in derivative assets and $1.4 billion in derivative liabilities. We had $861 million in cash and securities collateral posted to cover those positions as of June 30, 2011.
The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2011, December 31, 2010, and June 30, 2010. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of June 30, 2011, and take into account all collateral already posted. At June 30, 2011, KeyCorp did not have any derivatives in a net liability position that contained credit risk contingent features.

	June 30, 2011		December 31, 2010		June 30, 2010
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P

KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A2	A-

One rating downgrade	$11	$11	$16	$16	$28	$22
Two rating downgrades	16	16	27	27	51	25
Three rating downgrades	16	16	32	32	59	30

If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2011, payments of up to $17 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. KeyBank’s long-term senior unsecured credit rating currently is four ratings above investment grade at Moody’s and S&P.

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

	Six months ended June 30,
in millions	2011	2010

Balance at beginning of period	$196	$221
Servicing retained from loan sales	11	3
Purchases	2	7
Amortization	(29)	(22)

Balance at end of period	$180	$209

Fair value at end of period	$247	$307

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The primary economic assumptions used to measure the fair value of our mortgage servicing assets at June 30, 2011 and 2010, are:
♦	prepayment speed generally at an annual rate of 0.00% to 25.00%;

♦	expected credit losses at a static rate of 2.00% to 3.00%;

♦	residual cash flows discount rate of 7.00% to 15.00%; and

♦	value assigned to escrow funds at an interest rate of 2.50% to 7.18%.
Changes in these economic assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At June 30, 2011, a 1.00% decrease in the value assigned to the escrow deposits would cause a $32 million decrease in the fair value of our mortgage servicing assets; and an increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $8 million decrease in the fair value of our mortgage servicing assets.
Contractual fee income from servicing commercial mortgage loans totaled $48 million and $37 million for the six-month periods ended June 30, 2011 and 2010, respectively. We have elected to remeasure servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.
Subsequent to its January 19, 2011 publicly issued announcement, Moody’s, a credit rating agency that rates KeyCorp and KeyBank debt securities, indicated to KeyBank that certain escrow deposits associated with our mortgage servicing operations had to be moved to another financial institution which meets Moody’s minimum ratings threshold. As a result of this decision by Moody’s, during the first quarter of 2011, KeyBank transferred approximately $1.5 billion of these escrow deposit balances to an acceptably-rated institution resulting in an immaterial impairment of the related mortgage servicing assets. We funded this movement of the escrow deposits by selling a similar amount of securities available for sale at the time of the transfer. KeyBank had ample liquidity reserves to offset the loss of these deposits, and currently remains in a strong liquidity position.
Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 103 of our 2010 Annual Report on Form 10-K and Note 11 (“Divestiture and Discontinued Operations”) in this report under the heading “Education lending.”

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

	Consolidated VIEs		Unconsolidated VIEs
	Total	Total	Total	Total	Maximum
in millions	Assets	Liabilities	Assets	Liabilities	Exposure to Loss

June 30, 2011
LIHTC funds	$91	N/A	$149	—	—
Education loan securitization trusts	3,134	$2,949	N/A	N/A	N/A
LIHTC investments	N/A	N/A	1,064	—	$476

Our involvement with VIEs is described below.
Consolidated VIEs
LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $75 million at June 30, 2011. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.
We have not formed new funds or added LIHTC partnerships since October 2003. However, we continue to act as asset manager and provide occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, we have determined that we are the primary beneficiary of these funds. Additional information on return guarantee agreements with LIHTC investors is presented in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Guarantees.”
In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At June 30, 2011, we estimated the settlement value of these third-party interests to be between $42 million and $47 million, while the recorded value, including reserves, totaled $100 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.
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
Unconsolidated VIEs
LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly impact the economic performance of these entities. At June 30, 2011, assets of these unconsolidated nonguaranteed funds totaled $149 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.
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
At June 30, 2011, assets of these unconsolidated LIHTC operating partnerships totaled approximately $1.1 billion. At June 30, 2011, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $392 million plus $84 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During the first six months of 2011, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.
We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $1 billion at June 30, 2011. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 12 under the heading “Return guarantee agreement with LIHTC investors.”
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
10. Income Taxes
Income Tax Provision
In accordance with the applicable accounting guidance, the principal method established for computing the provision for income taxes in interim periods requires us to make our best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes. Additionally, the accounting guidance allows for an alternative method to computing the effective tax rate and, thus the interim provision for income taxes, when a taxpayer is unable to calculate a reliable estimate of the effective tax rate for the entire year. Due to the current economic environment, we have concluded that the alternative method is more reliable in determining the provision for income taxes for 2011. The alternative method was also used for determining the provision for income taxes in 2010. The provision for the current quarter is calculated by applying the statutory federal income tax rate to the quarter’s consolidated operating income before taxes after modifications. These items include modifications for non-taxable items recognized in the quarter, which include income from corporate-owned life insurance, tax credits related to investments in low income housing projects, and state taxes.

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 27.1% for the second quarter of 2011, 28.2% for the first quarter of 2011, and 9.7% for the second quarter of 2010. The effective tax rates are below our combined federal and state statutory tax rate of 37.2%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance, and credits associated with investments in low-income housing projects.
Deferred Tax Asset
As of June 30, 2011, we had a net deferred tax asset from continuing operations of $208 million compared to $348 million as of March 31, 2011 and $594 million as of June 30, 2010, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. Based on these criteria, and in particular our projections for future taxable income, we currently believe that it is more-likely-than-not that we will realize the net deferred tax asset in future periods.
Unrecognized Tax Benefits
As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
11. Divestiture and Discontinued Operations
Divestiture
Tuition Management Systems. On November 21, 2010, we entered into a definitive agreement to sell substantially all of the net assets of the Tuition Management Systems business (TMS) to a wholly-owned subsidiary of Boston-based First Marblehead Corporation for approximately $47 million in cash. The transaction closed on December 31, 2010. We wrote off $15 million of customer relationship intangible assets in conjunction with this transaction against the purchase price, to determine the net gain on sale.
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
The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2011	2010	2011	2010

Net interest income	$35	$39	$71	$79
Provision for loan and lease losses	30	14	62	38

Net interest income (expense) after provision for loan and lease losses	5	25	9	41
Noninterest income	(11)	(55)	(21)	(56)
Noninterest expense	9	13	20	25

Income (loss) before income taxes	(15)	(43)	(32)	(40)
Income taxes	(6)	(16)	(12)	(15)

Income (loss) from discontinued operations, net of taxes (a)	$(9)	$(27)	$(20)	$(25)

(a)	Includes after-tax charges of $12 million and $15 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $25 million and $30 million for the six-month periods ended June 30, 2011 and 2010, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.
The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

	June 30,	December 31,	June 30,
in millions	2011	2010	2010

Loans at fair value	$3,100	$3,125	$3,223
Loans, net of unearned income of $1, $1 and $1	3,161	3,326	3,371
Less: Allowance for loan and lease losses	109	114	128

Net loans	6,152	6,337	6,466
Loans held for sale	—	15	92
Accrued income and other assets	144	169	223

Total assets	$6,296	$6,521	$6,781

Accrued expense and other liabilities	$30	$31	$46
Securities at fair value	2,919	2,966	3,092

Total liabilities	$2,949	$2,997	$3,138

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
The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts are comprised of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $185 million as of June 30, 2011. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.
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
At June 30, 2011, the primary economic assumptions used to measure the fair value of the assets and liabilities of the trusts are shown in the following table. The fair value is determined by calculating the present value of the future expected cash flows; those cash flows are affected by the following assumptions. We rely on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts because observable market data is not available.

June 30, 2011

Weighted-average life (years)	1.4 - 6.0

PREPAYMENT SPEED ASSUMPTIONS (ANNUAL RATE)	4.00% - 26.00%

EXPECTED CREDIT LOSSES	2.00% - 80.00%

LOAN DISCOUNT RATES (ANNUAL RATE)	2.04% - 6.79%

SECURITY DISCOUNT RATES (ANNUAL RATE)	1.68% - 6.70%

EXPECTED DEFAULTS (STATIC RATE)	3.75% - 40.00%

The following table shows the consolidated trusts’ assets and liabilities at fair value and their related contractual values as of June 30, 2011. At June 30, 2011, loans held by the trusts with unpaid principal balances of $43 million ($42 million on a fair value basis) were 90 days or more past due, and loans aggregating $18 million ($18 million on a fair value basis) were in nonaccrual status.

June 30, 2011	Contractual	Fair
in millions	Amount	Value

ASSETS
Loans	$3,175	$3,100
Other assets	34	34

LIABILITIES
Securities	$3,282	$2,919
Other liabilities	30	30

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value on a recurring basis.

June 30, 2011
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Loans	—	—	$3,100	$3,100
Other assets	—	—	34	34

Total assets on a recurring basis at fair value	—	—	$3,134	$3,134

LIABILITIES MEASURED ON A RECURRING BASIS
Securities	—	—	$2,919	$2,919
Other liabilities	—	—	30	30

Total liabilities on a recurring basis at fair value	—	—	$2,949	$2,949

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts for the six-month period ended June 30, 2011.

	Trust
	Student	Other	Trust	Other
in millions	Loans	Assets	Securities	Liabilities

Balance at January 1, 2011	$3,125	$45	$2,966	$31
Gains (losses) recognized in earnings (a)	159	—	181	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(184)	(11)	(228)	(1)

Balance at June 30, 2011	$3,100	$34	$2,919	$30

(a)	Gains (losses) on the Trust Student Loans and Trust Securities were driven primarily by fair value adjustments.

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
The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2011	2010	2011	2010

Noninterest income	—	$1	$1	$4
Other noninterest expense	—	2	1	4

Income (loss) before income taxes	—	(1)	—	—
Income taxes	—	(1)	—	—

Income (loss) from discontinued operations, net of taxes	—	—	—	—

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

	June 30,	December 31,	June 30,
in millions	2011	2010	2010

Cash and due from banks	$32	$33	$32
Other intangible assets	—	—	1

Total assets	$32	$33	$33

Accrued expense and other liabilities	$1	$1	$1

Total liabilities	$1	$1	$1

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2011	2010	2011	2010

Net interest income	$35	$39	$71	$79
Provision for loan and lease losses	30	14	62	38

Net interest income (expense) after provision for loan and lease losses	5	25	9	41
Noninterest income	(11)	(54)	(20)	(52)
Noninterest expense	9	15	21	29

Income (loss) before income taxes	(15)	(44)	(32)	(40)
Income taxes	(6)	(17)	(12)	(15)

Income (loss) from discontinued operations, net of taxes (a)	$(9)	$(27)	$(20)	$(25)

(a)	Includes after-tax charges of $12 million and $15 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $25 million and $30 million for the six-month periods ended June 30, 2011 and 2010, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.
The combined assets and liabilities of the discontinued operations are as follows:

	June 30,	December 31,	June 30,
in millions	2011	2010	2010

Cash and due from banks	$32	$33	$32
Loans at fair value	3,100	3,125	3,223
Loans, net of unearned income of $1, $1 and $1	3,161	3,326	3,371
Less: Allowance for loan and lease losses	109	114	128

Net loans	6,152	6,337	6,466
Loans held for sale	—	15	92
Other intangible assets	—	—	1
Accrued income and other assets	144	169	223

Total assets	$6,328	$6,554	$6,814

Accrued expense and other liabilities	$31	$32	$47
Securities at fair value	2,919	2,966	3,092

Total liabilities	$2,950	$2,998	$3,139

12. Contingent Liabilities and Guarantees
Legal Proceedings
The following provides information on material developments in our legal proceedings during the quarter. For additional information on our legal proceedings, we refer you to our 2010 Annual Report on Form 10-K, Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on pages 147 to 148, and our Quarterly Report on Form 10-Q for the period ended March 31, 2011, Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on page 46 to 47.
Austin Related Claims
Madoff-related claims. As previously reported, Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controlled. The investment losses borne by Austin’s funds stem from investments in certain Madoff-advised “hedge” funds. Several lawsuits, including putative class actions and direct actions, and an arbitration proceeding, are pending against Austin, KeyCorp, Victory Capital Management and certain employees and former employees of Key alleging various claims (collectively the “KeyCorp defendants”), including negligence, fraud, breach of fiduciary duties, and violations of federal securities laws and ERISA. Additionally, an informal demand asserted against Austin seeks recovery related to certain redemptions of investments made by Austin funds in Madoff-advised “hedge” funds prior to the revelation of Madoff’s crimes. Most of the lawsuits have been consolidated into one action styled In re Austin Capital Management, Ltd., Securities & Employee Retirement Income Security Act (ERISA) Litigation (“Austin MDL”) pending in federal court in New York, which has been previously reported. The KeyCorp defendants’ motion to dismiss the consolidated amended complaint is pending in the Austin MDL. The arbitration proceeding remains in abeyance.
Also pending is a qui tam action (brought by a plaintiff to recover on behalf of the state as well as for himself) against Austin, Victory Capital Management, and KeyCorp as well as certain employees and former employees of Key in state court in New Mexico seeking recovery under New Mexico law for alleged losses sustained by certain New Mexico public investment funds.
Acquisition-related claim. KeyCorp is named as a defendant in an action filed in June 2011 by the former owners of Austin in the United States District Court for the Northern District of Ohio. This lawsuit seeks recovery for breach of contract and related claims. The acquisition-related lawsuit concerns an alleged breach of contract by KeyCorp of the purchase and sale agreement between the plaintiffs and KeyCorp, which related to our original purchase of Austin. On July 22, 2011 KeyCorp filed a motion to dismiss.
The costs associated with the Austin-related proceedings are expected to be significant, and we have established reserves for our legal costs in the proceedings, consistent with applicable accounting guidance and the advice of our counsel. At this early stage of the proceedings, however, we are unable to determine if the Madoff-related claims and the acquisition-related lawsuit, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial condition. We strongly disagree with the allegations asserted against us in these matters, and intend to vigorously defend them.
The Madoff-related litigation proceedings and arbitration proceedings as well as the Taylor litigation proceedings (discussed in our 2010 Annual Report on Form 10-K) are claims made under the same policy year for insurance purposes. Based upon the information currently available to us, including the advice of counsel, we believe that if we were to incur any liability for such litigation proceedings and arbitration proceeding, it should be covered under the terms and conditions of our insurance policy, subject to a $25 million self-insurance deductible and usual policy exceptions and limits. Information concerning the Taylor litigation proceedings is set forth in Note 13 (“Acquisition, Divestiture and Discontinued Operations”) of our Annual Report on Form 10-K beginning on page 140.
In April 2009, we decided to wind down Austin’s operations and determined that the related exit costs would not be material. Information regarding the Austin discontinued operations is included in Note 11
(“Divestiture and Discontinued Operations”) in this report as well as in Note 13 (“Acquisition, Divestiture and Discontinued Operations”) of our Annual Report on Form 10-K beginning on page 140.

Monday litigation
Warren Monday, et al., v. Henry L. Meyer, III, et al. The previously reported defendants motion to dismiss the consolidated amended complaint remains pending before the court.
Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2011. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 105 of our 2010 Annual Report on Form 10-K.

	Maximum Potential
June 30, 2011	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial guarantees:
Standby letters of credit	$9,913	$55
Recourse agreement with FNMA	841	16
Return guarantee agreement with LIHTC investors	65	65
Written put options (a)	1,594	41
Default guarantees	63	2

Total	$12,476	$179

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.
We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2011 is low.
Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At June 30, 2011, our standby letters of credit had a remaining weighted-average life of 2.1 years, with remaining actual lives ranging from less than one year to as many as eight years.
Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At June 30, 2011, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 5.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $2.6 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at June 30, 2011. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan. Therefore, any loss incurred could be offset by the amount of any recovery from the collateral.
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

As shown in the previous table, KAHC maintained a reserve in the amount of $65 million at June 30, 2011, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments. A significant portion of these amounts are due and payable within the next twelve months.
These guarantees have expiration dates that extend through 2019, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).
Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At June 30, 2011, our written put options had an average life of 1.5 years. These instruments are considered to be guarantees as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability or an equity security held by the guaranteed party (i.e., the commercial loan client). We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payments by entering into offsetting positions with third parties.
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
Liquidity facilities that support asset-backed commercial paper conduits. At June 30, 2011, we had one liquidity facility remaining outstanding with an unconsolidated third-party commercial paper conduit. This liquidity facility, which will expire by May 15, 2013, obligates us to provide aggregate funding of up to $51 million in the event that a credit market disruption or other factors prevent the conduit from issuing commercial paper. The aggregate amount available to be drawn which is based on the amount of the conduit’s current commitments to borrowers totaled $23 million at June 30, 2011. We periodically evaluate our commitment to provide liquidity.
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
As of June 30, 2011, the capital securities issued by the KeyCorp and Union State Bank capital trusts represent $1.8 billion or 17% of our total qualifying Tier 1 capital, net of goodwill.

The capital securities, common stock and related debentures are summarized as follows:

				Principal		Interest Rate		Maturity
	Capital			Amount of		of Capital		of Capital
	Securities,		Common	Debentures,		Securities and		Securities and
dollars in millions	Net of Discount	(a)	Stock	Net of Discount	(b)	Debentures	(c)	Debentures

June 30, 2011
KeyCorp Capital I	$156		$6	$159		1.045%		2028
KeyCorp Capital II	98		4	102		6.875		2029
KeyCorp Capital III	125		4	129		7.750		2029
KeyCorp Capital V	124		4	128		5.875		2033
KeyCorp Capital VI	58		2	60		6.125		2033
KeyCorp Capital VII	191		5	196		5.700		2035
KeyCorp Capital VIII (d)	173		—	173		7.000		2066
KeyCorp Capital IX (d)	338		—	338		6.750		2066
KeyCorp Capital X (d)	599		—	599		8.000		2068
Union State Capital I	20		1	21		9.580		2027
Union State Statutory II	20		—	20		3.853		2031
Union State Statutory IV	10		—	10		3.078		2034

Total	$1,912		$26	$1,935		6.570%		—

December 31, 2010	$1,797		$26	$1,948		6.546%		—

June 30, 2010	$1,795		$26	$2,001		6.546%		—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Certain capital securities include basis adjustments related to fair value hedges totaling $121 million at June 30, 2011, $6 million at December 31, 2010 and $4 million at June 30, 2010. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem our debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); July 16, 1999 (for debentures owned by KeyCorp Capital III); July 21, 2008 (for debentures owned by KeyCorp Capital V); December 15, 2008 (for debentures owned by KeyCorp Capital VI); June 15, 2011 (for debentures owned by KeyCorp Capital VIII); December 15, 2011 (for debentures owned by KeyCorp Capital IX); March 15, 2013 (for debentures owned by KeyCorp Capital X); February 1, 2007 (for debentures owned by Union State Capital I); July 31, 2006 (for debentures owned by Union State Statutory II); and April 7, 2009 (for debentures owned by Union State Statutory IV); and (ii) in whole at any time within 90 days after and during the continuation of: a “tax event,” a “capital treatment event”, with respect to KeyCorp Capital V, VI, VII, VIII, IX and X only an “investment company event,” and with respect to KeyCorp Capital X only a “rating agency event” (as each is defined in the applicable indenture). If the debentures purchased by KeyCorp Capital I, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, Union State Capital I or Union State Statutory IV are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. If the debentures purchased by Union State Capital I are optionally redeemed during 2011 the redemption price will be 102.874% of the principal amount. When debentures are redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of debentures includes adjustments related to hedging with financial instruments totaling $118 million at June 30, 2011, $131 million at December 31, 2010 and $184 million at June 30, 2010.

(c)	The interest rates for KeyCorp Capital II, KeyCorp Capital III, KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VII, KeyCorp Capital VIII, KeyCorp Capital IX, KeyCorp Capital X and Union State Capital I are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The total interest rates are weighted-average rates.

(d)	In connection with each of these issuances of capital securities, KeyCorp entered into a replacement capital covenant (“RCC”). Should KeyCorp redeem or purchase these securities or related subordinated debentures, absent receipt of consent from the holders of the “Covered Debt” or certain limited exceptions, KeyCorp would need to comply with the applicable RCC.
As previously reported, on August 2, 2011, KeyCorp submitted redemption notices to the property trustee for the redemption in full of each of the following capital securities: KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, and Union State Capital I.

14. Employee Benefits
Pension Plans
Effective December 31, 2009, we amended our pension plans to freeze all benefit accruals and close the plans to new employees. We will continue to credit participants’ existing account balances for interest until they receive their plan benefits. We changed certain pension plan assumptions as a result of freezing the pension plans.
The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2011	2010	2011	2010

Interest cost on PBO	$14	$15	$28	$30
Expected return on plan assets	(20)	(18)	(40)	(36)
Amortization of losses	3	9	6	18

Net pension cost	$(3)	$6	$(6)	$12

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
The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2011	2010	2011	2010

Interest cost on APBO	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized prior service benefit	—	(1)	—	(1)

Net postretirement benefit cost	—	$(1)	—	$(1)

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

15. Shareholders’ Equity
Comprehensive Capital Plan
In November 2010, the Federal Reserve issued Revised Temporary Addendum to Supervisory Letter SR 09-4. This letter outlines specific criteria the Federal Reserve will consider when evaluating proposed capital actions by the 19 largest U.S. banking institutions that participated in the SCAP, including KeyCorp. These include actions such as increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments more broadly. The Federal Reserve is required to assess the capital adequacy of the nineteen largest BHCs based upon a review of each BHC’s comprehensive capital plan. On January 7, 2011, we submitted our comprehensive capital plan to the Federal Reserve. On March 18, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our Comprehensive Capital Plan following its Comprehensive Capital Analysis and Review (“CCAR”). On June 10, 2011, we submitted to the Federal Reserve and provided to the OCC an updated Comprehensive Capital Plan, which set forth additional capital actions related to redemptions of certain outstanding capital securities. On August 1, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our updated capital plan.
Repurchase of TARP CPP Preferred Stock, Warrant and Completion of Equity and Debt Offerings
As previously reported, Key completed the repurchase of the $2.5 billion of Series B Preferred Stock and corresponding warrant issued to the U.S. Treasury Department. As a result of the repurchase, we recorded a $49 million one-time deemed dividend in the first quarter of 2011 related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. Beginning with the second quarter of 2011, the repurchase resulted in the elimination of quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares. In total, Key paid $2.867 billion to the U.S. Treasury during the investment period in the form of dividends, principal and repurchase of the warrant, resulting in a return to the U.S. Treasury of $367 million above the initial investment of $2.5 billion on November 14, 2008.
Cumulative Effect Adjustment (after-tax)
Effective January 1, 2010, we adopted new consolidation accounting guidance. As a result of adopting this new guidance, we consolidated our education loan securitization trusts (classified as discontinued assets and liabilities). That consolidation added $2.8 billion in assets, and liabilities and equity to our balance sheet and resulted in a cumulative effect adjustment (after-tax) of $45 million to beginning retained earnings on January 1, 2010. Additional information regarding the consolidation of these education loan securitization trusts is provided in Note 9 (“Variable Interest Entities”) and Note 11 (“Divestiture and Discontinued Operations”).

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
The table on the following pages shows selected financial data for our two major business segments for the three- and six-month periods ended June 30, 2011 and 2010. This table is accompanied by supplementary information for each of the lines of business that make up these segments. The information was derived from the internal financial reporting system we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way we use our judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable to line of business results presented by other companies.
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

Three months ended June 30,	Key Community Bank		Key Corporate Bank

dollars in millions	2011	2010	2011	2010

SUMMARY OF OPERATIONS
Net interest income (TE)	$374	$408	$174	$198
Noninterest income	185	194	215	208

Total revenue (TE) (a)	559	602	389	406
Provision (credit) for loan and lease losses	79	121	(76)	99
Depreciation and amortization expense	10	9	19	24
Other noninterest expense	438	443	187	225

Income (loss) from continuing operations before income taxes (TE)	32	29	259	58
Allocated income taxes and TE adjustments	(2)	(2)	95	20

Income (loss) from continuing operations	34	31	164	38
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	34	31	164	38
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	—

Net income (loss) attributable to Key	$34	$31	$163	$38

AVERAGE BALANCES (b)
Loans and leases	$26,242	$27,217	$17,168	$20,949
Total assets (a)	29,688	30,303	21,468	24,789
Deposits	47,719	50,406	10,195	12,391

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$79	$148	$29	$173
Return on average allocated equity (b)	4.26%	3.49%	28.11%	4.58%
Return on average allocated equity	4.26	3.49	28.11	4.58
Average full-time equivalent employees (c)	8,504	8,241	2,191	2,175

Six months ended June 30,	Key Community Bank		Key Corporate Bank

dollars in millions	2011	2010	2011	2010

SUMMARY OF OPERATIONS
Net interest income (TE)	$752	$820	$358	$394
Noninterest income	371	376	434	385

Total revenue (TE) (a)	1,123	1,196	792	779
Provision (credit) for loan and lease losses	90	263	(97)	260
Depreciation and amortization expense	19	18	39	49
Other noninterest expense	873	886	395	472

Income (loss) from continuing operations before income taxes (TE)	141	29	455	(2)
Allocated income taxes and TE adjustments	26	(14)	167	(4)

Income (loss) from continuing operations	115	43	288	2
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	115	43	288	2
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to Key	$115	$43	$288	$2

AVERAGE BALANCES (b)
Loans and leases	$26,277	$27,491	$17,421	$21,691
Total assets (a)	29,713	30,593	21,607	25,525
Deposits	47,912	50,922	10,736	12,306

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$155	$264	$104	$424
Return on average allocated equity (b)	7.16%	2.43%	23.69%	.12%
Return on average allocated equity	7.16	2.43	23.69	.12
Average full-time equivalent employees (c)	8,441	8,212	2,173	2,194

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key

2011	2010	2011	2010	2011	2010	2011	2010

$16	$9	$564	$615	$6	$8	$570	$623
54	85	454	487	—	5	454	492

70	94	1,018	1,102	6	13	1,024	1,115
(10)	7	(7)	227	(1)	1	(8)	228
5	12	34	45	35	40	69	85
20	41	645	709	(34)	(25)	611	684

55	34	346	121	6	(3)	352	118
10	2	103	20	(3)	(3)	100	17

45	32	243	101	9	—	252	101
—	—	—	—	(9)	(27)	(9)	(27)

45	32	243	101	—	(27)	243	74
2	4	3	4	—	—	3	4

$43	$28	$240	$97	—	$(27)	$240	$70

$4,980	$6,738	$48,390	$54,904	$64	$49	$48,454	$54,953
28,959	30,597	80,115	85,689	1,271	2,187	81,386	87,876
777	1,672	58,691	64,469	(150)	(60)	58,541	64,409

$26	$115	$134	$436	—	$(1)	$134	$435
22.46%	10.22%	15.28%	4.87%	1.11%	—	10.45%	3.65%
22.46	10.22	15.28	4.87	—	(4.07)%	10.07	2.64
23	191	10,718	10,607	4,631	5,058	15,349	15,665

Other Segments		Total Segments		Reconciling Items		Key

2011	2010	2011	2010	2011	2010	2011	2010

$50	$27	$1,160	$1,241	$14	$14	$1,174	$1,255
115	171	920	932	(9)	10	911	942

165	198	2,080	2,173	5	24	2,085	2,197
(35)	128	(42)	651	(6)	(10)	(48)	641
10	23	68	90	75	83	143	173
43	82	1,311	1,440	(73)	(59)	1,238	1,381

147	(35)	743	(8)	9	10	752	2
34	(34)	227	(52)	(9)	(6)	218	(58)

113	(1)	516	44	18	16	534	60
—	—	—	—	(20)	(25)	(20)	(25)

113	(1)	516	44	(2)	(9)	514	35
11	20	11	20	—	—	11	20

$102	$(21)	$505	$24	$(2)	$(9)	$503	$15

$5,133	$7,047	$48,831	$56,229	$50	$53	$48,881	$56,282
30,151	29,978	81,471	86,096	1,361	2,187	82,832	88,283
783	1,763	59,431	64,991	(145)	(109)	59,286	64,882

$69	$269	$328	$957	$(1)	—	$327	$957
26.30%	(3.74)%	15.73%	.60%	.93%	1.22%	10.16%	.75%
26.30	(3.74)	15.73	.60	(.10)	(.69)	9.77	.28
43	195	10,657	10,601	4,669	5,117	15,326	15,718

Supplementary information (Key Community Bank lines of business)

Three months ended June 30,	Regional Banking		Commercial Banking
dollars in millions	2011	2010	2011	2010

Total revenue (TE)	$450	$489	$109	$113
Provision for loan and lease losses	63	57	16	64
Noninterest expense	400	409	48	43
Net income (loss) attributable to Key	6	27	28	4
Average loans and leases	17,495	18,404	8,747	8,813
Average loans held for sale	42	69	21	1
Average deposits	41,710	45,219	6,009	5,187
Net loan charge-offs	65	82	14	66
Net loan charge-offs to average loans	1.49%	1.79%	.64%	3.00%
Nonperforming assets at period end	$302	$339	$153	$222
Return on average allocated equity	1.08%	4.65%	11.59%	1.30%
Average full-time equivalent employees	8,138	7,886	366	355

Six months ended June 30,	Regional Banking		Commercial Banking
dollars in millions	2011	2010	2011	2010

Total revenue (TE)	$897	$974	$226	$222
Provision for loan and lease losses	80	172	10	91
Noninterest expense	799	816	93	88
Net income (loss) attributable to Key	38	16	77	27
Average loans and leases	17,546	18,577	8,731	8,914
Average loans held for sale	56	75	26	1
Average deposits	41,948	45,698	5,964	5,224
Net loan charge-offs	127	179	28	85
Net loan charge-offs to average loans	1.46%	1.94%	.65%	1.92%
Nonperforming assets at period end	$302	$339	$153	$222
Return on average allocated equity	3.41%	1.39%	15.59%	4.38%
Average full-time equivalent employees	8,074	7,859	367	353

Supplementary information (Key Corporate Bank lines of business)

	Real Estate Capital and				Institutional and
Three months ended June 30,	Corporate Banking Services		Equipment Finance		Capital Markets
dollars in millions	2011	2010	2011	2010	2011	2010

Total revenue (TE)	$154	$173	$63	$61	$172	$172
Provision for loan and lease losses	(49)	77	(30)	10	3	12
Noninterest expense	50	97	45	49	111	103
Net income (loss) attributable to Key	95	—	30	1	38	37
Average loans and leases	7,713	11,466	4,545	4,478	4,910	5,005
Average loans held for sale	229	194	—	16	73	171
Average deposits	7,371	9,728	12	5	2,812	2,658
Net loan charge-offs	26	142	2	18	1	13
Net loan charge-offs to average loans	1.35%	4.97%	.18%	1.61%	.08%	1.04%
Nonperforming assets at period end	$245	$867	$39	$106	$55	$116
Return on average allocated equity	30.66%	—	37.02%	1.15%	20.11%	15.46%
Average full-time equivalent employees	902	901	511	549	778	725

	Real Estate Capital and				Institutional and
Six months ended June 30,	Corporate Banking Services		Equipment Finance		Capital Markets
dollars in millions	2011	2010	2011	2010	2011	2010

Total revenue (TE)	$319	$314	$127	$122	$346	$343
Provision for loan and lease losses	(39)	222	(56)	14	(2)	24
Noninterest expense	117	217	97	94	220	210
Net income (loss) attributable to Key	152	(78)	54	9	82	71
Average loans and leases	8,146	11,901	4,583	4,525	4,692	5,265
Average loans held for sale	185	154	2	9	102	148
Average deposits	7,987	9,683	9	5	2,740	2,618
Net loan charge-offs	91	349	12	36	1	39
Net loan charge-offs to average loans	2.25%	5.91%	.53%	1.60%	.04%	1.49%
Nonperforming assets at period end	$245	$867	$39	$106	$55	$116
Return on average allocated equity	22.42%	(7.77)%	34.24%	5.08%	21.56%	14.70%
Average full-time equivalent employees	892	911	516	556	765	727

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of June 30, 2011 and 2010, the related consolidated statements of income for the three- and six-month periods ended June 30, 2011 and 2010,and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of Key’s management.
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
August 4, 2011

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year to date periods ended June 30, 2011 and 2010. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.
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
We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.
♦	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009.

♦	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

♦	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Economic Overview” that begins on page 31 of our 2010 Annual Report on Form 10-K, the regulators conduct a review of capital adequacy for each of the country’s nineteen largest banking institutions, including KeyCorp. This regulatory assessment, which began in 2009, continued during 2010 and 2011. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity. For a detailed explanation of total capital, Tier 1 capital and Tier 1 common equity, and how they are calculated see the section entitled “Capital.”

♦	During the first quarter of 2010, we re-aligned our reporting structure for our business segments. Previously, the Consumer Finance business group consisted mainly of portfolios that were identified as exit or run-off portfolios and were included in our Key Corporate Bank segment. We are now reflecting these exit portfolios in Other Segments. The automobile dealer floor plan business, previously included in Consumer Finance, has been re-aligned with the Commercial Banking line of business within the Key Community Bank segment. In addition, other previously identified exit portfolios included in the Key Corporate Bank segment, including our homebuilder loans from the Real Estate Capital line of business and commercial leases from the Equipment Finance line of business, have been moved to Other Segments. For more detailed financial information pertaining to each segment and its respective lines of business, see Note 16 (“Line of Business Results”).
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
Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:
♦	the economic recovery may face challenges causing its momentum to falter;

♦	the Dodd-Frank Act will subject us to a variety of new and more stringent legal and regulatory requirements;

♦	changes in local, regional and international business, economic or political conditions may occur in the regions where we operate or have significant assets;

♦	changes in trade, monetary and fiscal policies of governmental bodies and central banks could affect the economic environment in which we operate;

♦	our ability to effectively deal with an economic slowdown or other economic or market difficulty;

♦	adverse changes in credit quality trends;

♦	our ability to determine accurate values of certain assets and liabilities;

♦	reduction of the credit ratings assigned to KeyCorp and KeyBank;

♦	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

♦	changes in investor sentiment, consumer spending or saving behavior;

♦	our ability to manage liquidity;

♦	our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

♦	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

♦	changes in foreign exchange rates;

♦	adequacy of our risk management program;

♦	increased competitive pressure due to industry consolidation;

♦	other new or heightened legal standards and regulatory requirements, practices or expectations;

♦	our ability to timely and effectively implement our strategic initiatives;

♦	increases in FDIC premiums and fees;

♦	unanticipated adverse affects of acquisitions and dispositions of assets, business units or affiliates;

♦	our ability to attract and/or retain talented executives and employees;

♦	operational or risk management failures due to technological or other factors;

♦	changes in accounting principles or in tax laws, rules and regulations;

♦	adverse judicial proceedings;

♦	occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate; and

♦	other risks and uncertainties summarized in Part 1, Item 1A: Risk Factors in our 2010 Annual Report on Form 10-K.
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
Economic overview
During the second quarter of 2011, the economic recovery in the United States lost momentum. Job creation in the U.S. slowed as employers added 260,000 jobs in the second quarter of 2011, compared to the 497,000 jobs created in the first quarter of 2011. The average unemployment rate for the quarter rose to 9.1%, compared to the first quarter average of 8.9%. Despite the modest increase in the unemployment rate during the second quarter, the 9.1% rate is an improvement from the average rate of 9.6% seen for all of 2010. The 10 year average unemployment rate as of June 2011 was 6.3%.
Economic growth also faced headwinds from the earthquake in Japan in March 2011 and elevated food and energy prices. Production was delayed in many industries due to supply chain disruptions ongoing in Japan. The auto industry was especially impacted, and total U.S. auto sales for the second quarter declined by nearly 7% compared to the first quarter of the year. The average monthly rate of total consumer spending was unchanged in the second quarter of 2011, compared to an average monthly increase of .6% in the first quarter of 2011 and .4% for all of 2010. In the aggregate, consumer prices increased 3.6% for the twelve months ending in June 2011, up from the 2.7% and 1.5% annual increases at March 2011 and December 2010 respectively. Energy costs continued to contribute to the recent increase, as the national average price for a regular gallon of gasoline in the U.S. was nearly 30% higher at the end of June 2011 than a year earlier.
The persistence of a weak housing market continued to weigh on consumer wealth and confidence in the second quarter of 2011. June existing home sales were down 8.8% from the same month last year, while the median price of existing homes rose by only .8% over the same period. A continued high level of new foreclosures pressured existing home prices. Although foreclosures fell by 29% in June from a year earlier, they still remain at historically high levels. New home building activity showed some signs of improvement, although off of extremely low levels. June new home sales were up 1.6% from the same month a year ago, while the median price of new homes rose by 7.2% over the same period. Building activity also picked up as housing starts at the end of the quarter rose 16.7% from a year earlier.
Benchmark term interest rates ended the second quarter much lower, as renewed fears of a stalling economic recovery and the sovereign debt crisis in Europe emerged. These uncertainties sparked a flight to quality that sent the benchmark two-year Treasury yield down .37% from .83% at March 31, 2011 to .46% at June 30, 2011. The ten-year Treasury yield, which began the quarter at 3.47%, declined .31% to close the quarter at 3.16%. The Federal Reserve acknowledged the weakness in the economy and kept the federal funds target rate near zero in the second quarter of 2011 while maintaining its stance that the current economic conditions warrant keeping the rate at an exceptionally low level for an extended period. During the quarter, the Federal Reserve also continued to expand its holdings of Treasury securities as part of a round of quantitative easing originally announced in November 2010 and completed at the end of the second quarter of 2011. The Federal Reserve also maintained its existing policy of reinvesting principal payments from its securities holdings, but offered no new accommodative policy, as it saw the economic soft patch largely as temporary and expected an economic rebound in the second half of 2011.
Long-term financial goals
Our long-term financial goals are as follows:
♦	Target a loan to core deposit ratio range of 90% to 100%.

♦	Return to a moderate risk profile by targeting a net charge-off ratio range of .40% to .50%.

♦	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50% and ratio of noninterest income to total revenue of greater than 40%.

♦	Create positive operating leverage and target an efficiency ratio in the range of 60 to 65%.

♦	Achieve a return on average assets in the range of 1.00% to 1.25%.
Figure 1 shows the evaluation of our long-term financial goals for the second quarter of 2011.
Figure 1. Quarterly evaluation of our long-term financial goals

KEY Business Model	Key Metrics(a)	2Q11	Targets	Action Plans
Core funded	Loan to deposit ratio (b)	86%	90-100%	• Improve risk profile of loan portfolio and grow relationships • Improve mix and grow deposit base
Returning to a moderate risk profile	NCOs to average loans	1.11%	.40 - .50%	• Focus on relationship clients • Exit noncore portfolios • Limit concentrations • Focus on risk-adjusted returns
Growing high quality, diverse revenue streams	Net Interest Margin	3.19%	> 3.50%	• Improve funding mix • Focus on risk-adjusted returns
	Noninterest income to total revenue	.44%	> 40%	• Grow client relationships • Leverage Key’s total client solutions and cross-selling capabilities
Creating positive operating leverage	Keyvolution cost savings	$320 million implemented	$300 — $375 million	• Improve efficiency and effectiveness
	Efficiency ratio	66%	60 — 65%	• Leverage technology • Change cost base to more variable from fixed
Executing our strategies	Return on average assets	1.23%	1.00 — 1.25%	• Execute our client insight-driven relationship model • Lower credit costs • Improved funding mix with lower cost core deposits • Keyvolution savings

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).
Strategic developments
We initiated the following actions during the first six months of 2011 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 30 of our 2010 Annual Report on Form 10-K.
♦	During the second quarter of 2011, our Board of Directors approved an increase in our quarterly cash dividend to $.03 per Common Share or $.12 on an annualized basis. This is a result of our return to sustained profitability, disciplined capital and expense management, and continued improvement in credit quality.

♦	As previously reported, Key completed the repurchase of the $2.5 billion of Series B Preferred Stock and corresponding warrant issued to the U.S. Treasury Department. As a result of the repurchase, we recorded a $49 million one-time deemed dividend in the first quarter of 2011 related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. Beginning with the second quarter of 2011, the repurchase resulted in the elimination of quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares. In total, Key paid $2.867 billion to the U.S. Treasury during the investment period in the form of dividends, principal and repurchase of the warrant, resulting in a return to the U.S. Treasury of $367 million above the initial investment of $2.5 billion on November 14, 2008.

♦	During the second quarter of 2011, we continued to benefit from improved asset quality. Nonperforming assets declined $1.1 billion, and nonperforming loans decreased by $861 million from the year-ago quarter to $950 million and $842 million, respectively. Net charge-offs declined $301 million from the second quarter of 2010 to $134 million, or 1.11%, of average loan balances for the second quarter of 2011.

♦	Our capital accounts remain strong with a Tier 1 common equity ratio of 11.14%, our loan loss reserves were adequate at 2.57% to period-end loans and we were core funded with a loan to deposit ratio of 86% at June 30, 2011.

♦	As of June 30, 2011, we had achieved $320 million of annual run-rate savings, placing us within our targeted savings goal of $300 million to $375 million. These savings were part of a formal corporate-wide initiative named Keyvolution, which is focused on business simplification, process improvement and demand management. Although the formal reporting of this initiative has concluded, we will continue to seek additional cost savings in this challenging revenue environment. However, we will not be reporting specifically on Keyvolution going forward as we consider the philosophy of Keyvolution to be a part of our normal operating rhythm. Instead, we will continue to manage our expenses and focus on delivering solutions that our clients value. In this regard we have established a target efficiency ratio of 60 — 65%. For the second quarter of 2011, our efficiency ratio was 66%.
Demographics
We have two major business segments: Key Community Bank and Key Corporate Bank.
Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit, investment, lending, and personalized wealth management products and services. These products and services are provided through our relationship managers and specialists residing in our 14-state branch network, which is organized into three internally defined geographic regions: Rocky Mountains and Northwest, Great Lakes, and Northeast.
Figure 2 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans and home equity loans.
Figure 2. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended June 30, 2011	Rocky
	Mountains and
dollars in millions	Northwest	Great Lakes	Northeast	Nonregion(a)	Total

Average deposits	$15,573	$15,509	$14,015	$2,622	$47,719
Percent of total	32.6%	32.5%	29.4%	5.5%	100.0%

Average commercial loans	$5,300	$3,575	$2,620	$2,432	$13,927
Percent of total	38.1%	25.7%	18.8%	17.4%	100.0%

Average home equity loans	$4,265	$2,631	$2,437	$106	$9,439
Percent of total	45.2%	27.9%	25.8%	1.1%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Key Community Bank regions.
Key Corporate Bank includes three lines of business that operate nationally, within and beyond our 14-state branch network.
The Real Estate Capital and Corporate Banking Services business consists of two business units. Real Estate Capital professionals are located in select markets across the country and provide lending, debt placements, servicing, and equity and investment banking services to developers, brokers and owner investors dealing primarily with nonowner-occupied properties. This business unit is a Fannie Mae Delegated Underwriter and Servicer, Freddie Mac Program Plus Seller/Servicer and FHA-approved mortgagee. KeyBank Real Estate Capital is also one of the nation’s largest and highest rated commercial mortgage servicers. Figure 21, which appears later in this report in the “Loans and loans held for sale” section, shows the diversity of our commercial real estate lending business based on industry type and location. Corporate Banking Services provides cash management, interest rate derivatives, and foreign exchange products and services to clients served by Key Community Bank and Key Corporate Bank. Through its Public Sector and Financial Institutions businesses, Corporate Banking Services also provides a full array of commercial banking products and services to government and not-for-profit entities and to community banks. A variety of cash management services are provided through the Global Treasury Management unit.
Equipment Finance is one of the largest bank-based equipment finance providers based in the U.S. This business unit meets the equipment leasing needs of companies worldwide and provides equipment manufacturers, distributors and resellers with funding options for their clients. Equipment finance specializes in the technology, healthcare, and renewable energy markets as well as other capital assets.
The Institutional and Capital Markets business consists of two business units. KeyBanc Capital Markets provides commercial lending, treasury management, investment banking, derivatives, foreign exchange, equity and debt underwriting and trading, and syndicated finance products and services. This business unit focuses primarily on emerging and middle-market companies in the Industrial, Consumer, Real Estate, Energy, Technology and Healthcare sectors. Our clients benefit from this business unit’s focused industry expertise and its consistent, integrated team approach, which helps our clients achieve their strategic objectives. Victory Capital Management is an investment advisory firm that manages or offers advice regarding investment portfolios. This business unit’s national client base consists of both institutional and retail clients derived from four primary channels: public plans, Taft-Hartley plans, corporations, and endowments and foundations.
Additional information regarding the products and services offered by our Key Community Bank and Key Corporate Bank segments are described further in this report in Note 16 (“Line of Business Results”).
Supervision and Regulation
Regulatory Reform Developments
On July 21, 2010, the Dodd-Frank Act was signed into law. This Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures and better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of systemically important financial companies (including nonbank financial companies). The Dodd-Frank Act implements numerous and far-reaching changes across the financial landscape affecting financial companies, including banks and bank holding companies such as Key. For a review of the various measures being taken as a result of the Dodd-Frank Act, we refer to the risk-factor on page 12 in Item 1A “Risk Factors” in our 2010 Annual Report on Form 10-K. Many of the rulemakings required by the various regulatory agencies are still in the process of being developed and/or implemented. The following provides a summary of pertinent regulatory developments relating to the Dodd-Frank Act as well as other regulatory matters.
Interchange Fees
As previously reported, the Federal Reserve approved Regulation II, Debit Card Interchange Fees and Routing (“Regulation II”), which limits debit card issuer interchange fees for electronic debit transactions and implements provisions of the Dodd-Frank Act. Regulation II reduces the maximum allowable interchange fee per transaction to $.21, plus a fraud allowance of five (5) basis points on the transaction value, and provides for an additional $.01 fraud prevention adjustment to the interchange fee for issuers that meet certain fraud prevention requirements. If interchange fees are set at the maximum amount allowed by Regulation II and we receive the fraud adjustment amount, we estimate that the impact on our debit interchange revenue stream will be an annualized decline of approximately $50 million to $60 million before any potential offsets from other fees or cost mitigation that may be implemented.
Based upon our review of the interim final rule and existing guidance, we currently believe we will be eligible to receive the fraud prevention adjustment. Our debit interchange revenue for the first six months of 2011 was $55 million. The relevant portions of Regulation II are effective October 1, 2011.
Regulation E pursuant to the Electronic Fund Transfer Act of 1978
For a discussion of final rules regarding Regulation E relating to the charging of overdraft fees and the estimated impact on our revenue, we refer you to the discussion of “Regulation E pursuant to the Electronic Fund Transfer Act of 1978” on page 32 of our Annual Report on Form 10-K. For the first six months of 2011 deposit service charge income reflects the full impact to Key of the change in Regulation E. Compared to the same period last year, service charge income on deposit accounts is down $19 million or 12.2% which is consistent with our expectations.
Joint Proposed Rule on Incentive Compensation
On April 14, 2011, seven U.S. federal financial regulators, including the Federal Reserve, the OCC, the FDIC, the Federal Office of Thrift Supervision, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency, proposed a joint rule to implement the Dodd-Frank Act requirement that these agencies prohibit, at any financial institution with consolidated assets of at least $1 billion, incentive pay that they determine encourages inappropriate risks. Comments on the proposed joint rule were due by May 31, 2011.
Comprehensive Capital Plan
In November 2010, the Federal Reserve issued Revised Temporary Addendum to Supervisory Letter SR 09-4. This letter outlines specific criteria the Federal Reserve will consider when evaluating proposed capital actions by the 19 largest U.S. banking institutions that participated in the SCAP, including KeyCorp. These include actions such as increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments more broadly. The Federal Reserve is required to assess the capital adequacy of the 19 largest BHCs based upon a review of each BHC’s comprehensive capital plan. On January 7, 2011 we submitted our Comprehensive Capital Plan to the Federal Reserve. On March 18, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our Comprehensive Capital Plan following its Comprehensive Capital Analysis and Review (“CCAR”). On June 10, 2011, we submitted to the Federal Reserve and provided to the OCC an updated Comprehensive Capital Plan, which set forth additional capital actions related to redemptions of certain outstanding capital securities. On August 1, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our updated capital plan. For a discussion of our capital actions, see the “Capital” section.
Capital Plan Proposal
On June 17, 2011, the Federal Reserve published in the Federal Register a proposed ruled on capital plans.
The proposal, which would amend Regulation Y, would require top-tier U.S. bank holding companies with total consolidated assets of $50 billion or greater to submit annual capital plans for review. According to the proposal, the capital plan review builds on the CCAR conducted earlier this year on the 19 largest financial institutions, and aims to ensure that institutions have robust, forward-looking capital planning processes that account for their unique risks and that permit continued operations during times of economic and financial stress.
Under the proposal, as part of the capital plan reviews, the Federal Reserve would evaluate institutions’ plans to make capital distributions, such as increasing dividend payments or repurchasing or redeeming stock. In some cases, such as when the Federal Reserve has previously objected to a capital plan, the institution would be required to receive approval from the Federal Reserve before making capital distributions. The proposal would institutionalize the recently completed CCAR exercise. The CCAR involved a forward-looking analysis of the capital plans at the 19 largest U.S. BHCs. The CCAR followed the SCAP, a standardized stress test led by the Federal Reserve in 2009. The Federal Reserve indicated in its proposal that as of March 31, 2011, thirty-five financial institutions would be affected by this proposal. Comments on the proposal were due by August 5, 2011.
Proposed Joint Guidance on Stress Testing
On June 15, 2011, the OCC, the Federal Reserve, and the FDIC published in the Federal Register proposed joint guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets, including KeyBank and KeyCorp. The proposed joint guidance outlines high-level principles for stress testing practices, applicable to all Federal Reserve-supervised, FDIC-supervised, and OCC-supervised banking organizations with more than $10 billion in total consolidated assets. The proposed guidance highlights the importance of stress testing as an ongoing risk management practice that supports a banking organization’s forward-looking assessment of its risks. Comments were due by July 29, 2011.
Systemically Important Financial Companies
On July 15, 2011, the FDIC published in the Federal Register a final rule implementing certain provisions of the orderly liquidation authority sections under Title II of the Dodd-Frank Act. The final rule is intended to establish a more comprehensive framework for the implementation of the FDIC’s orderly liquidation authority and will provide greater transparency to the process for the orderly liquidation of systemically important financial companies under the Dodd-Frank Act. The FDIC has also proposed a rule concerning the calculation of the maximum obligation that the FDIC may incur in connection with the liquidation of such covered companies under Title II of the Dodd-Frank Act.
Additional rules have been proposed by the FDIC and the Federal Reserve related to the requirement in the Dodd-Frank Act that systemically important financial companies create a “living will” and provide such living will to the FDIC and the Federal Reserve for review, and also related to the requirement that covered financial companies file quarterly reports with the FDIC and the Federal Reserve concerning the nature and extent of credit exposures between these companies and other significant financial companies.
Consumer Financial Protection Bureau
The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which consolidated most federal consumer financial protection authority with one office. The CFPB has rulemaking, supervision and enforcement powers, including the authority to examine certain bank or non-bank providers of consumer financial products and services, including KeyBank and certain other Key subsidiaries. The CFPB has the authority to promulgate rules to prohibit unfair, deceptive or abusive practices with respect to consumer financial products and services, as well as to promulgate new rulemakings under existing consumer financial statutes, e.g., Truth in Lending Act. The CFPB officially opened on July 21, 2011.
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
At June 30, 2011, $21.6 billion, or 24%, of our total assets were measured at fair value on a recurring basis. Approximately 96% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At June 30, 2011, $1.8 billion, or 2%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.
At June 30, 2011, $189 million, or .2%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 10% of these assets were classified as Level 1 or Level 2. At June 30, 2011, there were no liabilities measured at fair value on a nonrecurring basis.
In addition, the education lending securitization trusts assets and liabilities were included on the balance sheet at June 30, 2011 at fair value, in the amount of $3.1 billion and $2.9 billion, respectively, as a result of their consolidation on January 1, 2010.
During the first six months of 2011, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.
Highlights of Our Performance
Financial performance
For the second quarter of 2011, we announced net income from continuing operations attributable to Key common shareholders of $243 million, or $.26 per common share. Our second quarter 2011 results compare to net income from continuing operations attributable to Key common shareholders of $56 million, or $.06 per common share, for the second quarter of 2010. The second quarter 2011 results reflect an improvement in noninterest expense and lower credit costs from the same period one-year ago. Second quarter 2011 net income attributable to Key common shareholders was $234 million compared to net income attributable to Key common shareholders of $29 million for the same quarter one year ago.
For the six-month period ended June 30, 2011, net income from continuing operations attributable to Key common shareholders was $427 million, or $.46 per common share, compared to a net loss from continuing operations attributable to Key common shareholders of $42 million, or $.05 per common share, for the same period one year ago. Net income attributable to Key common shareholders for the six-month period ended June 30, 2011, was $407 million compared to a net loss attributable to Key common shareholders of $67 million for the same period one year ago.
Our second quarter results represent another step forward for our company. They demonstrate our improvement in credit quality, disciplined expense management and continued execution of our business plan. We were also encouraged by the growth in our commercial, financial and agricultural loan portfolio, which benefited from the strategic alignment between our relationship-focused Community Bank and the deep industry expertise and advisory capabilities of our Corporate Bank. We believe we are well positioned for growth based on our strong capital and liquidity and our continued focus on meeting our clients’ borrowing needs.
During the second quarter of 2011, we continued to benefit from improved asset quality. Nonperforming assets declined $1.1 billion, and nonperforming loans decreased by $861 million from the year-ago quarter to $950 million and $842 million, respectively. Net charge-offs declined $301 million from the second quarter of 2010 to $134 million, or 1.11%, of average loan balances for the second quarter of 2011. Our credit quality trends have benefited from the early aggressive actions that we began over four years ago to exit higher risk lending activities. We have experienced continued improvement in all of our asset quality statistics. Over the past six quarters net charge-offs have declined 74%, nonperforming assets are down 61% to 1.98% of total loans, OREO and other nonperforming assets and our coverage ratio of loan and lease loss reserves to nonperforming loans is 146% as of June 30, 2011.
Our capital ratios remain strong. Our tangible common equity, Tier 1 common equity and Tier 1 risk-based capital ratios at June 30, 2011, are 9.67%, 11.14%, and 13.93, respectively, compared to 7.65%, 8.07%, and 13.62%, respectively, at June 30, 2010. The Board of Directors approved a quarterly dividend increase to $0.03 per common share for the second quarter of 2011.
As previously reported, Key completed the repurchase of the $2.5 billion of Series B Preferred Stock and corresponding warrant issued to the U.S. Treasury Department. As a result of the repurchase, we recorded a $49 million one-time deemed dividend in the first quarter of 2011 related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. Beginning with the second quarter of 2011, the repurchase resulted in the elimination of quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares. In total, Key paid $2.867 billion to the U.S. Treasury during the investment period in the form of dividends, principal and repurchase of the warrant, resulting in a return to the U.S. Treasury of $367 million above the initial investment of $2.5 billion on November 14, 2008.
We have originated approximately $16.4 billion in new or renewed lending commitments to consumers and businesses during the first half of 2011, which is up 27% from $12.9 billion and for the same period one year ago. In addition, we expect to build 40 new branches in 2011, having opened 21 new branches in the first half of 2011 and 77 others in the prior two calendar years. Our multi-year branch building and renovation project has resulted in approximately one-third of Key’s 1,048 branches in its 14 state-branch network either being newly constructed or remodeled over the past four years.
Figure 3 shows our continuing and discontinued operating results for the current, past and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 4.
Figure 3. Results of Operations

	Three months ended			Six months ended
in millions, except per share amounts	6-30-11	3-31-11	6-30-10	6-30-11	6-30-10

Summary of operations
Income (loss) from continuing operations attributable to Key	$249	$274	$97	$523	$40
Income (loss) from discontinued operations, net of taxes (a)	(9)	(11)	(27)	(20)	(25)

Net income (loss) attributable to Key	$240	$263	$70	$503	$15

Income (loss) from continuing operations attributable to Key	$249	$274	$97	$523	$40
Less: Dividends on Series A Preferred Stock	6	6	6	12	12
Cash dividends on Series B Preferred Stock	—	31	31	31	62
Amortization of discount on Series B Preferred Stock (b)	—	53	4	53	8

Income (loss) from continuing operations attributable to Key common shareholders	243	184	56	427	(42)
Income (loss) from discontinued operations, net of taxes (a)	(9)	(11)	(27)	(20)	(25)

Net income (loss) attributable to Key common shareholders	$234	$173	$29	$407	$(67)

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.21	$.06	$.46	$(.05)
Income (loss) from discontinued operations, net of taxes (a)	(.01)	(.01)	(.03)	(.02)	(.03)

Net income (loss) attributable to Key common shareholders (c)	$.25	$.19	$.03	$.44	$(.08)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the six-months ended June 30, 2011, was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	March 31, 2011 includes a $49 million deemed dividend.

(c)	EPS may not foot due to rounding.

Figure 4. Selected Financial Data

	2011		2010			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2011	2010

FOR THE PERIOD
Interest income	$726	$760	$811	$844	$861	$1,486	$1,753
Interest expense	162	163	182	204	244	325	511
Net interest income	564	597	629	640	617	1,161	1,242
Provision (credit) for loan and lease losses	(8)	(40)	(97)	94	228	(48)	641
Noninterest income	454	457	526	486	492	911	942
Noninterest expense	680	701	744	736	769	1,381	1,554
Income (loss) from continuing operations before income taxes	346	393	508	296	112	739	(11)
Income (loss) from continuing operations attributable to Key	249	274	333	204	97	523	40
Income (loss) from discontinued operations, net of taxes(a)	(9)	(11)	(13)	15	(27)	(20)	(25)
Net income (loss) attributable to Key	240	263	320	219	70	503	15
Income (loss) from continuing operations attributable to Key common shareholders	243	184	292	163	56	427	(42)
Income (loss) from discontinued operations, net of taxes(a)	(9)	(11)	(13)	15	(27)	(20)	(25)
Net income (loss) attributable to Key common shareholders	234	173	279	178	29	407	(67)

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.21	$.33	$.19	$.06	$.47	$(.05)
Income (loss) from discontinued operations, net of taxes(a)	(.01)	(.01)	(.02)	.02	(.03)	(.02)	(.03)
Net income (loss) attributable to Key common shareholders	.25	.20	.32	.20	.03	.44	(.08)
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.26	$.21	$.33	$.19	$.06	$.46	$(.05)
Income (loss) from discontinued operations, net of taxes — assuming dilution(a)	(.01)	(.01)	(.02)	.02	(.03)	(.02)	(.03)
Net income (loss) attributable to Key common shareholders — assuming dilution	.25	.19	.32	.20	.03	.44	(.08)
Cash dividends paid	.03	.01	.01	.01	.01	.04	.02
Book value at period end	9.88	9.58	9.52	9.54	9.19	9.88	9.19
Tangible book value at period end	8.90	8.59	8.45	8.46	8.10	8.90	8.10
Market price:
High	9.10	9.77	8.76	8.91	9.84	9.77	9.84
Low	7.82	8.31	7.45	7.13	7.17	7.82	5.55
Close	8.33	8.88	8.85	7.96	7.69	8.33	7.69
Weighted-average common shares outstanding (000)	947,565	881,894	875,501	874,433	874,664	914,911	874,526
Weighted-average common shares and potential common shares outstanding (000)	952,133	887,836	900,263	874,433	874,664	920,162	874,526

AT PERIOD END
Loans	$47,840	$48,552	$50,107	$51,354	$53,334	$47,840	$53,334
Earning assets	73,447	74,593	76,211	77,681	78,238	73,447	78,238
Total assets	88,782	90,438	91,843	94,043	94,167	88,782	94,167
Deposits	60,410	60,810	60,610	61,418	62,375	60,410	62,375
Long-term debt	10,997	11,048	10,592	11,443	10,451	10,997	10,451
Key common shareholders’ equity	9,428	9,134	8,380	8,401	8,091	9,428	8,091
Key shareholders’ equity	9,719	9,425	11,117	11,134	10,820	9,719	10,820

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.23%	1.32%	1.53%	.93%	.44%	1.27%	.09%
Return on average common equity	10.51	8.75	13.71	7.82	2.84	9.67	(1.06)
Net interest margin (TE)	3.19	3.25	3.31	3.35	3.17	3.22	3.18
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.10%	1.18%	1.36%	.93%	.30%	1.14%	.03%
Return on average common equity	10.12	8.23	13.10	8.54	1.47	9.22	(1.70)
Net interest margin (TE)	3.11	3.16	3.22	3.26	3.12	3.14	3.13
Loan to Deposit(c)	86.10	90.76	90.30	91.80	93.43	86.10	93.43

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	10.95%	10.42%	12.10%	11.84%	11.49%	10.95%	11.49%
Tangible Key shareholders’ equity to tangible assets	10.00	9.48	11.20	10.93	10.58	10.00	10.58
Tangible common equity to tangible assets(b)	9.67	9.16	8.19	8.00	7.65	9.67	7.65
Tier 1 common equity(b)	11.14	10.74	9.34	8.61	8.07	11.14	8.07
Tier 1 risk-based capital	13.93	13.48	15.16	14.30	13.62	13.93	13.62
Total risk-based capital	17.88	17.38	19.12	18.22	17.80	17.88	17.80
Leverage	12.13	11.56	13.02	12.53	12.09	12.13	12.09

TRUST AND BROKERAGE ASSETS
Assets under management	$59,253	$61,518	$59,815	$59,718	$58,862	$59,253	$58,862
Nonmanaged and brokerage assets	29,472	29,024	28,069	26,913	27,189	29,472	27,189

OTHER DATA
Average full-time-equivalent employees	15,349	15,301	15,424	15,584	15,665	15,326	15,718
Branches	1,048	1,040	1,033	1,029	1,019	1,048	1,019

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base.

(b)	See Figure 5 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures to “tangible common equity” and “Tier 1 common equity.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(c)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Figure 5 presents certain financial measures related to “tangible common equity” and “Tier 1 common equity.” The tangible common equity ratio has been a focus for some investors. We believe this ratio may assist investors in analyzing our capital position without regard to the effects of intangible assets and preferred stock.
Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since the commencement of the SCAP in early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 risk-based capital known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. This increased focus on Tier 1 common equity is also present in the Basel Committee’s Basel III guidelines, which U.S. regulators are expected to adopt pursuant to regulations that are expected to be issued in the second half of 2011. The enactment of the Dodd-Frank Act also changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities as Tier 1 eligible capital. This three year phase-out period, which commences January 1, 2013, will ultimately result in our capital securities being treated only as Tier 2 capital.
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

Figure 5. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions, except per share amounts	6-30-11	3-31-11	6-30-10

Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$9,719	$9,425	$10,820
Less: Intangible assets	936	937	959
Preferred Stock, Series B	—	—	2,438
Preferred Stock, Series A	291	291	291

Tangible common equity (non-GAAP)	$8,492	$8,197	$7,132

Total assets (GAAP)	$88,782	$90,438	$94,167
Less: Intangible assets	936	937	959

Tangible assets (non-GAAP)	$87,846	$89,501	$93,208

Tangible common equity to tangible assets ratio (non-GAAP)	9.67%	9.16%	7.65%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	$9,719	$9,425	$10,820
Qualifying capital securities	1,791	1,791	1,791
Less: Goodwill	917	917	917
Accumulated other comprehensive income (loss) (a)	47	(93)	126
Other assets (b)	157	130	469

Total Tier 1 capital (regulatory)	10,389	10,262	11,099
Less: Qualifying capital securities	1,791	1,791	1,791
Preferred Stock, Series B	—	—	2,438
Preferred Stock, Series A	291	291	291

Total Tier 1 common equity (non-GAAP)	$8,307	$8,180	$6,579

Net risk-weighted assets (regulatory) (b)	$74,578	$76,129	$81,498

Tier 1 common equity ratio (non-GAAP)	11.14%	10.74%	8.07%

Pre-provision net revenue
Net interest income (GAAP)	$564	$597	$617
Plus: Taxable-equivalent adjustment	6	7	6
Noninterest income	454	457	492
Less: Noninterest expense	680	701	769

Pre-provision net revenue from continuing operations (non-GAAP)	$344	$360	$346

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $75 million at June 30, 2011, $47 million at March 31, 2011 and $354 million at June 30, 2010, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments.
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
Taxable-equivalent net interest income was $570 million for the second quarter of 2011, and the net interest margin was 3.19%. These results compare to taxable-equivalent net interest income of $623 million and a net interest margin of 3.17% for the second quarter of 2010. The decrease in net interest income is attributable to a decline in earning assets, partially offset by lower funding costs resulting from continued improvement in the mix of deposits. This improved mix of deposits results from a reduction in the level of higher costing certificates of deposit.
Compared to the first quarter of 2011, taxable-equivalent net interest income decreased by $34 million, and the net interest margin declined 6 basis points. The decline in the net interest margin and net interest income reflects the impact of a $3.2 billion decline in average earning assets resulting from the repayment of the TARP preferred stock and the movement of approximately $1.5 billion of escrow deposits at the end of the first quarter of 2011. These escrow deposits were moved as a result of a change in the short-term ratings of KeyBank National Association by Moody’s in November 2010.
We expect the net interest margin to remain under some pressure given the outlook for interest rates and our asset sensitive position.
Average earning assets for the second quarter of 2011 totaled $72.0 billion, which was $7.1 billion, or 9.0%, lower than the second quarter of 2010. Average loans declined $6.5 billion primarily in our commercial portfolio, due to soft demand for both commercial and consumer credits during the past year and run-off in our exit portfolios. However, when compared to the first quarter of 2011, average total loans declined $.9 billion. This was a slower decline than we had been experiencing in prior quarters and indicates that we may be nearing an inflection point in our total loan portfolio. Our commercial, financial and agricultural loan portfolio showed its first quarterly growth in average balances since 2008, increasing $.6 billion or 3.7%, unannualized from the prior quarter. Securities available for sale increased $1.7 billion from the year ago quarter. This increase was due to investing excess cash flows from loan repayments and net deposit flows. However, when compared to the first quarter of 2011, securities available for sale decreased approximately $2.2 billion as a result of our repayment of TARP and the movement of escrow balances late in the first quarter as previously noted. For the third quarter of 2011, we are anticipating little change in the level of average earning assets.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	Second Quarter 2011				First Quarter 2011
	Average			Yield/	Average			Yield/
dollars in millions	Balance	Interest	(a)	Rate (a)	Balance	Interest	(a)	Rate (a)

ASSETS
Loans (b),(c)
Commercial, financial and agricultural	$16,922	$174		4.13%	$16,311	$174		4.33%
Real estate — commercial mortgage	8,460	95		4.47	9,238	104		4.58
Real estate — construction	1,760	19		4.44	2,031	20		3.99
Commercial lease financing	6,094	75		4.93	6,335	80		5.03

Total commercial loans	33,236	363		4.38	33,915	378		4.51
Real estate — residential mortgage	1,818	24		5.33	1,810	24		5.32
Home equity:
Key Community Bank	9,441	97		4.13	9,453	97		4.14
Other	611	12		7.66	647	12		7.60

Total home equity loans	10,052	109		4.35	10,100	109		4.36
Consumer other — Key Community Bank	1,151	27		9.39	1,157	28		9.89
Consumer other:
Marine	2,051	32		6.20	2,174	34		6.26
Other	146	3		7.81	156	3		7.91

Total consumer other	2,197	35		6.31	2,330	37		6.37

Total consumer loans	15,218	195		5.13	15,397	198		5.20

Total loans	48,454	558		4.61	49,312	576		4.72
Loans held for sale	376	3		3.72	390	4		3.52
Securities available for sale (b),(e)	19,005	149		3.19	21,159	166		3.18
Held-to-maturity securities (b)	19	—		10.72	19	1		11.54
Trading account assets	893	9		3.96	1,018	7		2.75
Short-term investments	1,913	1		.23	1,963	1		.24
Other investments (e)	1,328	12		3.24	1,360	12		3.33

Total earning assets	71,988	732		4.09	75,221	767		4.12
Allowance for loan and lease losses	(1,279)				(1,494)
Accrued income and other assets	10,677				10,568
Discontinued assets — education lending business	6,350				6,479

Total assets	$87,736				$90,774

LIABILITIES
NOW and money market deposit accounts	$26,354	19		.29	$27,004	19		.29
Savings deposits	1,981	1		.06	1,907	—		.06
Certificates of deposit ($100,000 or more) (f)	5,075	38		3.02	5,628	43		3.05
Other time deposits	7,330	42		2.31	7,982	47		2.39
Deposits in foreign office	869	—		.34	1,040	1		.31

Total interest-bearing deposits	41,609	100		0.97	43,561	110		1.02
Federal funds purchased and securities sold under repurchase agreements	2,089	2		.27	2,375	1		.27
Bank notes and other short-term borrowings	672	3		1.96	738	3		1.71
Long-term debt (f)	7,576	57		3.26	6,792	49		3.09

Total interest-bearing liabilities	51,946	162		1.27	53,466	163		1.24
Noninterest-bearing deposits	16,932				16,479
Accrued expense and other liabilities	2,767				2,878
Discontinued liabilities — education lending business (d)	6,350				6,479

Total liabilities	77,995				79,302
EQUITY
Key shareholders’ equity	9,561				11,214
Noncontrolling interests	180				258

Total equity	9,741				11,472

Total liabilities and equity	$87,736				$90,774

Interest rate spread (TE)				2.82%				2.88%

Net interest income (TE) and net interest margin (TE)		570		3.19%		604		3.25%

TE adjustment (b)		6				7

Net interest income, GAAP basis		$564				$597

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (d) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

Fourth quarter 2010					Third quarter 2010					Second quarter 2010
Average			Yield/		Average			Yield/		Average			Yield/
Balance	Interest	(a)	Rate	(a)	Balance	Interest	(a)	Rate	(a)	Balance	Interest	(a)	Rate (a)

$16,562	$189		4.51%		$16,948	$193		4.52%		$17,725	$209		4.74%
9,514	117		4.89		9,822	122		4.94		10,354	124		4.78
2,531	26		4.15		3,165	37		4.58		3,773	41		4.31
6,484	82		5.08		6,587	87		5.25		6,759	90		5.33

35,091	414		4.69		36,522	439		4.77		38,611	464		4.81
1,837	25		5.43		1,843	26		5.59		1,829	25		5.60

9,583	101		4.16		9,709	102		4.19		9,837	103		4.21
686	13		7.58		732	14		7.61		773	15		7.62

10,269	114		4.39		10,441	116		4.43		10,610	118		4.45
1,170	30		10.38		1,156	33		11.20		1,145	33		11.57

2,295	36		6.30		2,423	38		6.25		2,563	39		6.21
167	3		7.98		181	4		7.95		195	4		7.80

2,462	39		6.41		2,604	42		6.37		2,758	43		6.32

15,738	208		5.27		16,044	217		5.37		16,342	219		5.40

50,829	622		4.87		52,566	656		4.95		54,953	683		4.99
403	4		3.16		501	4		3.48		516	5		3.50
21,257	171		3.27		20,276	170		3.43		17,285	154		3.63
17	—		11.92		19	1		11.05		22	—		11.46
967	8		3.22		1,074	8		3.03		1,048	10		3.71
2,521	1		.22		1,594	1		.23		3,830	2		.23
1,400	11		2.86		1,426	11		3.00		1,445	13		3.11

77,394	817		4.22		77,456	851		4.39		79,099	867		4.40
(1,789)					(2,092)					(2,356)
11,025					11,363					11,133
6,674					6,762					6,389

$93,304					$93,489					$94,265

$27,047	21		.30		$25,783	23		.35		$25,270	24		.39
1,873	—		.06		1,885	—		.06		1,883	1		.06
6,341	49		3.05		7,635	61		3.12		9,485	77		3.28
8,664	53		2.43		9,648	63		2.59		11,309	85		3.01
1,228	1		.32		958	—		.37		818	1		.36

45,153	124		1.09		45,909	147		1.27		48,765	188		1.55
2,236	2		.31		2,300	1		.31		1,841	2		.33
480	3		2.77		669	4		2.36		539	4		3.06
7,525	53		3.02		7,308	52		3.08		7,031	50		3.09

55,394	182		1.31		56,186	204		1.46		58,176	244		1.70
16,841					15,949					15,644
2,965					3,344					3,151
6,674					6,762					6,389

81,874					82,241					83,360

11,183					10,999					10,646
247					249					259

11,430					11,248					10,905

$93,304					$93,489					$94,265

			2.91%					2.93%					2.70%

	635		3.31%			647		3.35%			623		3.17%

	6					7					6

	$629					$640					$617

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

Figure 7 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.
Figure 7. Components of Net Interest Income Changes from Continuing Operations

	From three months ended June 30, 2010			From six months ended June 30, 2010
	to three months ended June 30, 2011			to six months ended June 30, 2011
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change (a)	Volume	Rate	Change	(a)

INTEREST INCOME
Loans	$(77)	$(48)	$(125)	$(176)	$(89)	$(265)
Loans held for sale	(1)	(1)	(2)	(1)	(1)	(2)
Securities available for sale	14	(19)	(5)	55	(45)	10
Trading account assets	(2)	1	(1)	(3)	(2)	(5)
Short-term investments	(1)	—	(1)	(1)	(1)	(2)
Other investments	(1)	—	(1)	(2)	(1)	(3)

Total interest income (TE)	(68)	(67)	(135)	(128)	(139)	(267)

INTEREST EXPENSE
NOW and money market deposit accounts	1	(6)	(5)	3	(12)	(9)
Certificates of deposit ($100,000 or more)	(33)	(6)	(39)	(71)	(13)	(84)
Other time deposits	(26)	(17)	(43)	(57)	(39)	(96)
Deposits in foreign office	—	(1)	(1)	—	(1)	(1)

Total interest-bearing deposits	(58)	(30)	(88)	(125)	(65)	(190)
Federal funds purchased and securities sold under repurchase agreements	—	—	—	1	(1)	—
Bank notes and other short-term borrowings	1	(2)	(1)	2	(3)	(1)
Long-term debt	4	3	7	3	2	5

Total interest expense	(53)	(29)	(82)	(119)	(67)	(186)

Net interest income (TE)	$(15)	$(38)	$(53)	$(9)	$(72)	$(81)

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Noninterest income
Our noninterest income was $454 million for the second quarter of 2011, compared to $492 million for the year-ago quarter, representing a decrease of $38 million, or 8%. Net gains (losses) from loan sales decreased $14 million from the second quarter of 2010. In addition, operating lease income and service charges on deposit accounts both declined $11 million compared to the same period one year ago. Consistent with Key’s expectations, the reduction in service charges on deposit accounts is a result of the changes associated with implementing Regulation E in the third quarter of 2010. Partially offsetting this decline in noninterest income from the second quarter of 2010 were increases in investment banking and capital markets income of $11 million and letter of credit and loan fees of $5 million.
For the six months ended June 30, 2011, noninterest income decreased $31 million, or 3%. The largest components of the decrease are $47 million in other income attributable to various miscellaneous items, a $23 million decrease in operating lease income due to product run-off and a $19 million decrease in service charges on deposit accounts as a result of the implementation of Regulation E in the third quarter of 2010. Offsetting these decreases was a $45 million increase in investment banking and capital markets income (loss) attributable to higher syndication and equity capital markets fees, a $20 million increase in letter of credit and loan fees due to increased production, and an increase of $7 million in electronic banking fees due to higher customer volume.

Figure 8. Noninterest Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Trust and investment services income	$113	$112	$1	.9%	$223	$226	$(3)	(1.3)%
Service charges on deposit accounts	69	80	(11)	(13.8)	137	156	(19)	(12.2)
Operating lease income	32	43	(11)	(25.6)	67	90	(23)	(25.6)
Letter of credit and loan fees	47	42	5	11.9	102	82	20	24.4
Corporate-owned life insurance income	28	28	—	—	55	56	(1)	(1.8)
Net securities gains (losses)	2	(2)	4	N/M	1	1	—	—
Electronic banking fees	33	29	4	13.8	63	56	7	12.5
Gains on leased equipment	5	2	3	150.0	9	10	(1)	(10.0)
Insurance income	14	19	(5)	(26.3)	29	37	(8)	(21.6)
Net gains (losses) from loan sales	11	25	(14)	(56.0)	30	29	1	3.4
Net gains (losses) from principal investing	17	17	—	—	52	54	(2)	(3.7)
Investment banking and capital markets income	42	31	11	35.5	85	40	45	112.5
Other income	41	66	(25)	(37.9)	58	105	(47)	(44.8)

Total noninterest income	$454	$492	$(38)	(7.7)%	$911	$942	$(31)	(3.3)%

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.
Trust and investment services income
Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 9. During the second quarter of 2011, trust and investment services income increased slightly over the same period one year ago.
Figure 9. Trust and Investment Services Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Brokerage commissions and fee income	$33	$35	$(2)	(5.7)%	$65	$68	$(3)	(4.4)%
Personal asset management and custody fees	40	37	3	8.1	78	74	4	5.4
Institutional asset management and custody fees	40	40	—	—	80	84	(4)	(4.8)

Total trust and investment services income	$113	$112	$1	.9%	$223	$226	$(3)	(1.3)%

     A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2011, our bank, trust and registered investment advisory subsidiaries had assets under management of $59.3 billion, compared to $58.9 billion at June 30, 2010. As shown in Figure 10, the increase was attributable to equity market activities as a result of new inflows and market appreciation. Offsetting this increase were reductions in the securities lending and money market portfolios. The decline in the securities lending portfolio was due to our de-emphasizing this business causing lower transaction volume and client departures. When clients’ securities are lent out, the borrower must provide us with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is shared with the lending client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk) than other types of assets under management. The decline in the money market portfolio was due in part to the low rate environment as clients look for higher yields in other investment strategies. The decrease in the value of our portfolio of hedge funds is attributable to our second quarter 2009 decision to wind down the operations of Austin.

Figure 10. Assets Under Management

	2011		2010
in millions	Second	First	Fourth	Third	Second

Assets under management by investment type:
Equity	$37,423	$38,988	$38,084	$34,933	$32,836
Securities lending	5,445	6,117	5,716	7,539	8,743
Fixed income	10,251	9,997	10,191	10,632	10,378
Money market	5,903	6,171	5,544	6,132	6,362
Hedge funds (a)	231	245	281	482	543

Total	$59,253	$61,518	$59,816	$59,718	$58,862

Proprietary mutual funds included in assets under management:
Money market	$3,818	$3,784	$4,047	$4,185	$4,400
Equity	7,735	8,019	7,587	6,941	6,476
Fixed income	1,053	980	1,007	981	849

Total	$12,606	$12,783	$12,641	$12,107	$11,725

(a)	Hedge funds are related to the discontinued operations of Austin.
Service charges on deposit accounts
The decrease in service charges on deposit accounts during the second quarter and first six months of 2011 is due primarily to the implementation of Regulation E, which went into effect on July 1, 2010 for new clients and August 15, 2010 for our existing clients. This decrease in service charges on deposit accounts from the three and six-month periods ended June 30, 2011 is consistent with our expectations related to these regulations.
Operating lease income
Operating lease income decreased $11 million, or 26% for the second quarter of 2011, and decreased $23 million, or 26% for the six months ended June 30, 2011 in our Equipment Finance line of business due to lower business volumes. Accordingly, as shown in Figure 12, operating lease expense also declined.
Investment banking and capital markets income
As shown in Figure 11, income from investment banking and capital markets activities increased $11 million, or 35% from the year-ago quarter and $45 million, or 113% from the six-month period ended one year ago.
Income from other investments increased by $7 million and dealer trading and derivatives income increased by $5 million from the year-ago quarter. Both the quarterly and year-to-date increases from the year-ago periods were due to: asset sales made by our Funds Management Group, credits recorded in the provision for losses related to customer derivatives compared to a provision recorded for the same period one year-ago, and the impact of the change in fair value of certain hedge instruments.
Investment banking income had no change compared to the year-ago quarter; but it increased by $10 million when compared to the six-month period ended one year ago. This was due to increased levels of debt and equity financings as a result of improving capital market and economic conditions.
Foreign exchange income slightly decreased as compared to the year-ago quarter but slightly increased when compared to the six-month period ended one year ago.
Figure 11. Investment Banking and Capital Markets Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Investment banking income	$25	$25	—	—	$51	$41	$10	24.4%
Income (loss) from other investments	10	3	$7	233.3%	12	4	8	200.0
Dealer trading and derivatives income (loss)	(3)	(8)	5	N/M	1	(24)	25	N/M
Foreign exchange income (loss)	10	11	(1)	(9.1)	21	19	2	10.5

Total investment banking and capital markets income	$42	$31	$11	35.5%	$85	$40	$45	112.5%

Net gains (losses) from loan sales
We sell loans to achieve desired interest rate and credit risk profiles of the overall loan portfolio. Net gains from loan sales decreased by $14 million, or 56% from the second quarter of 2010. During the first six months of 2011, we recorded $30 million of net gains from loan sales, compared to net gains of $29 million during the first six months of 2010. These sales were primarily in the residential mortgage and commercial real estate portfolios and at values close to or above their carrying values recorded on our books.
Net gains (losses) from principal investing
Principal investments consist of direct and indirect investments in predominantly privately-held companies. Our principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($740 million at June 30, 2011, compared to $898 million at December 31, 2010, and $950 million at June 30, 2010). During the first half of 2011, employees who managed our various principal investments formed two independent entities that will serve as investment managers of these investments going forward. Under this new arrangement which was mutually agreeable to both parties, these individuals will no longer be employees of Key. As a result of these changes, during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments, totaling $234 million. The net gains (losses) presented in Figure 8 derive from changes in fair values as well as sales of principal investments.
Noninterest expense
Noninterest expense was $680 million for the second quarter of 2011, compared to $769 million for the same period last year. For the first six months of the year, noninterest expense decreased $173 million, or 11% from the first six months of 2010.
As shown in Figure 12, the decrease for the second quarter of 2011 and the first six months of 2011 compared to the year-ago quarter and period were attributable to a decreases in net OREO expense attributable to gains on sales of OREO, decreases in FDIC insurance as a result of the change in the calculation method for deposit insurance assessments as discussed in the “Deposits and other sources of funds” section under the “The Dodd-Frank Act reform of deposit insurance” heading , increases in the credit to the provision for unfunded commitments as a result of improved credit quality and expense management philosophy adopted from our Keyvolution initiative.
Figure 12. Noninterest Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Personnel	$380	$385	$(5)	(1.3)%	$751	$747	$4	.5%
Net occupancy	62	64	(2)	(3.1)	127	130	(3)	(2.3)
Operating lease expense	25	35	(10)	(28.6)	53	74	(21)	(28.4)
Computer processing	42	47	(5)	(10.6)	84	94	(10)	(10.6)
Business services and professional fees	44	41	3	7.3	82	79	3	3.8
FDIC assessment	9	33	(24)	(72.7)	38	70	(32)	(45.7)
OREO expense, net	(3)	22	(25)	(113.6)	7	54	(47)	(87.0)
Equipment	26	26	—	—	52	50	2	4.0
Marketing	10	16	(6)	(37.5)	20	29	(9)	(31.0)
Provision (credit) for losses on lending-related commitments	(12)	(10)	(2)	20.0	(16)	(12)	(4)	33.3
Other expense	97	110	(13)	(11.8)	183	239	(56)	(23.4)

Total noninterest expense	$680	769	$(89)	(11.6)%	$1,381	$1,554	$(173)	(11.1)%

Average full-time equivalent employees(a)	15,349	15,665	(316)	(2.0)%	15,326	15,718	(392)	(2.5)%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.
The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.
Personnel
As shown in Figure 13, personnel expense, the largest category of our noninterest expense, decreased by $5 million, or 1%, when compared to the year-ago quarter and increased slightly from the first six months of 2010. This was due primarily to a $13 million decrease in employee benefits which was partially offset by an $8 million increase in incentive compensation when compared to the year-ago quarter. For the six months ended 2011, incentive compensation increased while employee benefits decreased when compared to the year-ago period. Improved performance was the driver behind the incentive compensation increases and a change in certain pension plan assumptions in the third quarter of 2010 was the cause for the decrease in employee benefits. For more information related to our pension plans, see Note 14 (“Employee Benefits”).
Figure 13. Personnel Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Salaries	$228	$229	$(1)	(.4)%	$452	$451	$1	.2%
Incentive compensation	73	65	8	12.3	146	112	34	30.4
Employee benefits	58	71	(13)	(18.3)	120	145	(25)	(17.2)
Stock-based compensation	16	15	1	6.7	21	29	(8)	(27.6)
Severance	5	5	—	—	12	10	2	20.0

Total personnel expense	$380	$385	$(5)	(1.3)%	$751	$747	$4	.5%

Operating lease expense
The decreases in operating lease expense compared to both the year-ago quarter and the six months ended one year ago are attributable to lower business volume. Income related to the rental of leased equipment is presented in Figure 8 as “operating lease income.”
Income taxes
We recorded tax expense from continuing operations of $94 million for the second quarter of 2011, $111 million for the first quarter of 2011 and $11 million for the second quarter of 2010. For the first six months of 2011, we recorded tax expense from continuing operations of $205 million, compared to a tax benefit of $71 million for the same period last year.
Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves.
Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived are included in Note 12 (“Income Taxes”) on page 138 of our 2010 Annual Report on Form 10-K.

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
Figure 14 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and six-month periods ended June 30, 2011 and 2010.
Figure 14. Major Business Segments - Taxable-Equivalent (TE) Revenue from Continuing Operations and Income
(Loss) from Continuing Operations Attributable to Key

	Three months ended June 30,		Change		Six months ended June 30,		Change

dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$559	$602	$(43)	(7.1)%	$1,123	$1,196	$(73)	(6.1)%
Key Corporate Bank	389	406	(17)	(4.2)	792	779	13	1.7
Other Segments	70	94	(24)	(25.5)	165	198	(33)	(16.7)

Total Segments	1,018	1,102	(84)	(7.6)	2,080	2,173	(93)	(4.3)
Reconciling Items	6	13	(7)	(53.8)	5	24	(19)	(79.2)

Total	$1,024	$1,115	$(91)	(8.2)%	$2,085	$2,197	$(112)	(5.1)%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$34	$31	$3	9.7%	$115	$43	$72	167.4%
Key Corporate Bank	163	38	125	328.9	288	2	286	N/M
Other Segments	43	28	15	53.6	102	(21)	123	N/M

Total Segments	240	97	143	147.4	505	24	481	N/M
Reconciling Items	9	—	9	N/M	18	16	2	12.5%

Total	$249	$97	$152	156.7%	$523	$40	$483	N/M

Key Community Bank summary of operations
As shown in Figure 15, Key Community Bank recorded net income attributable to Key of $34 million for the second quarter of 2011, compared to a net income of $31 million for the second quarter of 2010. Decreases in the provision for loan and lease losses and noninterest expenses were partially offset by lower net interest income and noninterest income in the second quarter of 2011.
Taxable-equivalent net interest income declined by $34 million, or 8%, from the second quarter of 2010, due to declines in average earning assets and average deposits. Average earning assets decreased by $1 billion, or 4%, from the year-ago quarter, reflecting reductions in the commercial loan and home equity loan portfolios. Average deposits declined by $3 billion, or 5%, as higher-costing certificates of deposit mature, partially offset by growth in noninterest-bearing deposits and NOW and money market deposit accounts.
Noninterest income decreased by $9 million, or 5%, from the year-ago quarter, due to lower service charges on deposits of $8 million from the implementation of Regulation E.
The provision for loan and lease losses declined by $42 million, or 35%, compared to the second quarter of 2010 due to improving economic conditions resulting in lower net charge-offs and nonperforming loans from the same period one year ago.
Noninterest expense declined by $4 million, or 1%, from the year-ago quarter. The decrease was driven by reductions in FDIC deposit insurance premiums of $20 million, offset by increases in personnel expense resulting from additional staffing for new branches and commercial lenders and various other operating costs.

Figure 15. Key Community Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$374	$408	$(34)	(8.3)%	$752	$820	$(68)	(8.3)%
Noninterest income	185	194	(9)	(4.6)	371	376	(5)	(1.3)

Total revenue (TE)	559	602	(43)	(7.1)	1,123	1,196	(73)	(6.1)
Provision (credit) for loan and lease losses	79	121	(42)	(34.7)	90	263	(173)	(65.8)
Noninterest expense	448	452	(4)	(.9)	892	904	(12)	(1.3)

Income (loss) before income taxes (TE)	32	29	3	10.3	141	29	112	386.2
Allocated income taxes and TE adjustments	(2)	(2)	—	—	26	(14)	40	N/M

Net income (loss) attributable to Key	$34	31	$3	9.7%	$115	$43	$72	167.4%

AVERAGE BALANCES
Loans and leases	$26,242	$27,217	$(975)	(3.6)%	$26,277	$27,491	$(1,214)	(4.4)%
Total assets	29,688	30,303	(615)	(2.0)	29,713	30,593	(880)	(2.9)
Deposits	47,719	50,406	(2,687)	(5.3)	47,912	50,922	(3,010)	(5.9)

Assets under management at period end	$19,787	$16,980	$2,807	16.5%	$19,787	$16,980	$2,807	16.5%

ADDITIONAL COMMUNITY BANKING DATA

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$21,864	$19,418	$2,446	12.6%	$21,675	$19,036	$2,639	13.9%
Savings deposits	1,976	1,870	106	5.7	1,938	1,842	96	5.2
Certificates of deposits ($100,000 or more)	4,080	6,597	(2,517)	(38.2)	4,295	6,978	(2,683)	(38.4)
Other time deposits	7,315	11,248	(3,933)	(35.0)	7,635	11,900	(4,265)	(35.8)
Deposits in foreign office	411	421	(10)	(2.4)	405	461	(56)	(12.1)
Noninterest-bearing deposits	12,073	10,852	1,221	11.3	11,964	10,705	1,259	11.8

Total deposits	$47,719	$50,406	$(2,687)	(5.3)%	$47,912	$50,922	$(3,010)	(5.9)%

HOME EQUITY LOANS
Average balance	$9,439	$9,837
Weighted-average loan-to-value ratio (at date of origination)	70%	70%
Percent first lien positions	53	52

OTHER DATA
Branches	1,048	1,019
Automated teller machines	1,564	1,511

Key Corporate Bank summary of operations
As shown in Figure 16, Key Corporate Bank recorded net income attributable to Key of $163 million for the second quarter of 2011, compared to net income attributable to Key of $38 million for the second quarter of 2010. This improvement in the second quarter of 2011 was a result of a substantial decrease in the provision for loan and lease losses as net charge-offs significantly declined between periods. Noninterest expense also decreased from the second quarter of 2010.
Taxable-equivalent net interest income decreased by $24 million, or 12%, compared to the second quarter of 2010, primarily due to lower average earning assets and average deposits. Average earning assets decreased by $3.9 billion, or 18% from the year-ago quarter. Of this decrease, $3.7 billion was in the Real Estate Capital line of business as liquidity returned to the market for commercial real estate assets. Average deposits declined by $2.2 billion, or 18%, from one year ago primarily as a result of the movement of $1.5 billion in escrow balances within the Real Estate Capital line of business in the first quarter of 2011.
Noninterest income increased by $7 million, or 3%, from the second quarter of 2010. Contributing to the growth in noninterest income were increases in letter of credit and loan fees of $7 million and mortgage banking fees of $6 million. This improvement was partially offset by declines in operating lease revenue of $5 million and service charges on deposit accounts of $3 million.
The provision for loan and lease losses in the second quarter of 2011 was a credit of $76 million compared to a charge of $99 million for the same period one year ago. Key Corporate Bank continued to experience improved asset quality for the seventh quarter in a row.

Noninterest expense decreased by $43 million, or 17%, from the second quarter of 2010 due in part to a $25 million decline in OREO expense. Also contributing to the improvement were decreases of $7 million in the provision for losses on lending-related commitments, $9 million in corporate support costs, and $4 million in operating lease expense. These improvements were partially offset by an increase in personnel expense of $6 million.
Figure 16. Key Corporate Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change

dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$174	$198	$(24)	(12.1)%	$358	$394	$(36)	(9.1)%
Noninterest income	215	208	7	3.4	434	385	49	12.7

Total revenue (TE)	389	406	(17)	(4.2)	792	779	13	1.7
Provision (credit) for loan and lease losses	(76)	99	(175)	(176.8)	(97)	260	(357)	(137.3)
Noninterest expense	206	249	(43)	(17.3)	434	521	(87)	(16.7)

Income (loss) before income taxes (TE)	259	58	201	346.6	455	(2)	457	N/M
Allocated income taxes and TE adjustments	95	20	75	375.0	167	(4)	171	N/M

Net income (loss)	164	38	126	331.6	288	2	286	N/M
Less: Net income (loss) attributable to noncontrolling interests	1	—	1	N/M	—	—	—	—

Net income (loss) attributable to Key	$163	$38	$125	328.9%	$288	$2	$286	N/M

AVERAGE BALANCES
Loans and leases	$17,168	$20,949	$(3,781)	(18.0)%	$17,421	$21,691	$(4,270)	(19.7)%
Loans held for sale	302	381	(79)	(20.7)	289	311	(22)	(7.1)
Total assets	21,468	24,789	(3,321)	(13.4)	21,607	25,525	(3,918)	(15.3)
Deposits	10,195	12,391	(2,196)	(17.7)	10,736	12,306	(1,570)	(12.8)

Assets under management at period end	$39,466	$41,882	$(2,416)	(5.8)%	$39,466	$41,882	$(2,416)	(5.8)%

Other Segments
Other Segments consist of Corporate Treasury, Key’s Principal Investing unit and various exit portfolios. Other Segments generated net income attributable to Key of $43 million for the second quarter of 2011, compared to net income attributable to Key of $28 million for the same period last year. These results are primarily attributable to a decrease in the provision for loan and lease losses of $17 million.

Financial Condition
Loans and loans held for sale
At June 30, 2011, total loans outstanding from continuing operations were $47.8 billion, compared to $50.1 billion at December 31, 2010 and $53.3 billion at June 30, 2010. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at June 30, 2011, December 31, 2010, and June 30, 2010, totaled $6.3 billion, $6.5 billion, and $6.6 billion, respectively. The decrease in our loans from continuing operations over the past twelve months reflects reductions in most of our portfolios, with the largest decline experienced in the commercial portfolio. However, our total loans decreased $712 million or 1.5% from the first quarter of 2011. This was a slower decline than what we had been experiencing in prior quarters and indicates that we may be nearing an inflection point in the loan portfolio where it will begin showing growth. While our clients remain somewhat cautious compared to prior recoveries, our lending pipelines are solid and we are actively supporting our clients’ borrowing needs. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 101 of our 2010 Annual Report on Form 10-K.
Commercial loan portfolio
Commercial loans outstanding were $32.7 billion at June 30, 2011, a decrease of $4.4 billion, or 12%, since June 30, 2010. This decrease was caused by continued soft demand for credit due to our clients’ use of the capital markets to raise debt and equity, pay downs on our portfolios and the run-off in our exit loan portfolio as we continue to reduce our risk. Our commercial loans decreased from March 31, 2011 by $610 million or 1.8%.
Commercial, financial and agricultural. Our Commercial, Financial and Agricultural loans, also referred to as “Commercial and Industrial,” represent 35% of our total loan portfolio at June 30, 2011, 33% at December 31, 2010 and 32% at June 30, 2010 and are the largest component of our total loans. These loans are comprised of fixed and variable rate loans to our large, middle market and small business clients. These loans decreased $230 million or 1% from one year ago and as compared to the first quarter of 2011, average loan balances have increased approximately $600 million or 3.7%, due to increased activity in our industrial sectors and middle market lending in all three of our regions.
Commercial real estate loans. Commercial real estate loans represent approximately 20% of our total loan portfolio. These loans include both owner and nonowner-occupied properties and constitute approximately 30% of our commercial loan portfolio. These loans have decreased $3.7 billion, or 28% to $9.7 billion at June 30, 2011, from $13.4 billion at June 30, 2010. When compared to the first quarter of 2011, these loans have decreased by a little more than $1 billion. This quarterly decrease is the result of continued market liquidity for these assets. We anticipate that this decrease will slow considerably during the third quarter of 2011 and stabilize or potentially grow by the fourth quarter of 2011.
As shown in Figure 17, at June 30, 2011, our commercial real estate portfolio included mortgage loans of $8.1 billion and construction loans of $1.6 billion representing 17% and 3% respectively, of our total loans. Nonowner-occupied loans represent 13% of our total loans and owner-occupied loans represent 7% of our total loans. The average size of mortgage loans originated during the second quarter of 2011 was $2.3 million, and our largest mortgage loan at June 30, 2011, had a balance of $65 million. At June 30, 2011, our average construction loan commitment was $3.6 million. Our largest construction loan commitment was $56 million and our largest construction amount outstanding was $49 million.
Our commercial real estate lending business is conducted through two primary sources: our 14-state banking franchise, and Real Estate Capital and Corporate Banking Services, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 57% of our average year-to-date commercial real estate loans during the second quarter of 2011, compared to 61% one year ago. Our commercial real estate business generally focuses on larger owners and operators of commercial real estate. Figure 17 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 17, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

Figure 17. Commercial Real Estate Loans

June 30, 2011	Geographic Region							Percent of		Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	Total	Total	Construction	Mortgage

Nonowner-occupied:
Retail properties	$330	$169	$215	$241	$393	$230	$1,578	16.3%	$316	$1,262
Multifamily properties	146	143	263	220	289	260	1,321	13.6	371	950
Health facilities	194	6	149	217	202	199	967	10.0	51	916
Office buildings	142	74	109	115	51	265	756	7.8	139	617
Warehouses	229	—	43	78	74	87	511	5.3	28	483
Residential properties	85	20	56	80	67	80	388	4.0	284	104
Hotels/Motels	59	—	24	5	146	33	267	2.8	42	225
Land and development	21	13	36	7	54	67	198	2.0	184	14
Manufacturing facilities	2	—	5	8	—	6	21	.2	1	20
Other	68	2	12	45	86	101	314	3.2	14	300

Total nonowner-occupied	1,276	427	912	1,016	1,362	1,328	6,321	65.2	1,430	4,891
Owner-occupied	1,398	37	315	732	139	758	3,379	34.8	201	3,178

Total	$2,674	$464	$1,227	$1,748	$1,501	$2,086	$9,700	100.0%	$1,631	$8,069

Nonowner-occupied:
Nonperforming loans	$53	$56	$6	$50	$51	$54	$270	N/M	$121	$149
Accruing loans past due 90 days or more	22	—	—	2	—	12	36	N/M	28	8
Accruing loans past due 30 through 89 days	15	4	1	16	36	26	98	N/M	33	65

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
Southwest –	Arizona, Nevada and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
In the first six months of 2011, nonperforming loans related to nonowner-occupied properties decreased by $138 million to $270 million and compared to June 30, 2010, nonperforming loans related to nonowner-occupied properties decreased by $333 million.
For the period 2008 — 2010, the secondary market for income-property loans was severely constrained. During this period of time, we provided interim financing for certain maturing income property loans. Beginning with the second half of 2010 and continuing throughout the second quarter of 2011, market liquidity for income property loans showed significant improvement. Consequently, our clients’ need for interim financing has diminished and our portfolio of nonowner-occupied income property loans has shown a steady decrease in outstanding principal balances. Since June 30, 2010 our nonowner occupied commercial real estate portfolio has been reduced by approximately $3 billion or 32%. Nonetheless, there are circumstances where a client requests a loan extension. In cases where the loan terms were extended at less than normal market rates for similar lending arrangements, we have transferred these loans to the Asset Recovery Group for resolution. In the second quarter of 2011, there were $87 million of new restructured loans included in nonperforming loans, of which $34 million related to commercial real estate.
As shown in Figure 17, at June 30, 2011, 65% of our commercial real estate loans were for nonowner-occupied properties compared to 70% at June 30, 2010. Approximately 23% and 33% of these loans were construction loans at June 30, 2011 and 2010, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. Uncertain economic conditions generally slow the execution of new leases and may also lead to the turnover of existing leases, driving rental rates and occupancy rates down. As we have experienced during the first six months of 2011, we expect vacancy rates for retail, office and industrial space to remain elevated and possibly further increase through the remainder of 2011.
Commercial real estate fundamentals are bottoming, and for certain sectors (i.e., apartments) showing signs of improvement. According to Property and Portfolio Research, Inc., vacancy declined modestly across the four major property sectors in 2010 (with significant declines in apartment vacancy). Rent growth, however, remains negative for retail and industrial and basically flat for office. Rents should be nearing their trough, but are unlikely to post any meaningful gains over the near-term. If there is an interruption in the slow improvement in market fundamentals, any resulting effect would likely be most noticeable in the nonowner-occupied properties segment of our commercial real estate loan portfolio, particularly in the retail properties and office buildings components, which comprise 24% of our commercial real estate loans.
Commercial property values peaked in the fall of 2007, having experienced increases of approximately 30% since 2005 and 90% since 2001. The most recent Moody’s Real Estate Analytics, LLC Commercial Property Price Index shows a 49% drop in values from the peak in October 2007. The index is now at 98%, a 3.7% decrease from March 2011 and is at its lowest point since its inception in December of 2000. Market averages obscure divergent trends by asset quality and location. Over the past year, competition for the best assets in the top markets has driven prices higher, while weak demand and continued uncertainty is keeping prices for distressed assets low (and keeping trends negative). According to Moody’s Real Estate Analytics, LLC, the level of distressed sales in April was one of the highest in the past two years.
If the factors described above result in further weakening in the fundamentals underlying the commercial real estate market (i.e., vacancy rates, the stability of rental income and asset values), leading to reduced cash flow to support debt service payments, our ability to collect such payments and the strength of our commercial real estate loan portfolio could be adversely affected.
Commercial lease financing. We conduct financing arrangements through our Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 19% of commercial loans at June 30, 2011, and 18% at June 30, 2010.
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
Our concession types are primarily categorized as interest rate reductions, principal deferral, or forgiveness of principal. Loan extensions are sometimes coupled with these primary concession types. The table below provides the amount of TDRs by the primary type of concession made at each period end. With improving economic conditions and the restructuring of these loans to provide the best opportunity for successful repayment by the borrower, we have seen successes as measured by restructured loans returning to accrual status and consistent performance according to the restructured loan terms in each primary type of concession over the last three quarters.
Figure 18 shows our concession types for our commercial accruing and nonaccruing TDRs.
Figure 18. Commercial Loan Accruing and Nonaccruing TDRs

	June 30,	March 31,	December 31,	September 30,	June 30,
in millions	2011	2011	2010	2010	2010

Interest rate reduction	$175	$165	$188	$238	$258
Forgiveness of principal	10	10	38	67	36
Other modification of loan terms	6	7	14	2	—

Total	$191	$182	$240	$307	$294

Total Commercial and Consumer TDRs	$252	$242	$297	$360	$343
Total commercial TDRs to total commercial loans	.58%	.55%	.70%	.87%	.79%
Total commercial TDRs to total loans	.40	.37	.48	.60	.55
Total commercial loans	$32,688	$33,298	$34,520	$35,438	$37,134
Total loans	47,840	48,552	50,107	51,354	53,334

Figure 19 quantifies restructured loans, TDRs, using our three-note structure.

Figure 19. Commercial TDRs by Note Type and Accrual Status

	June 30,	March 31,	December 31,	September 30,	June 30,
in millions	2011	2011	2010	2010	2010

Commercial TDRs by Note Type

Tranche A	$188	$172	$226	$277	$259
Tranche B	3	10	14	29	33
Tranche C	—	—	—	1	2

Total Commercial TDRs	$191	$182	$240	$307	$294

Commercial TDRs by Accrual Status

Nonaccruing	$114	$110	$148	$179	$167
Accruing	77	66	67	109	106
Held for sale	—	6	25	19	21

Total Commercial TDRs	$191	$182	$240	$307	$294

Total Commercial and Consumer TDRs	$252	$242	$297	$360	$343

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
As the objective of the multiple-note TDR is to achieve a fully performing and well-rated A note, we focus on sizing the A note to a level that is supported by cash flow available to service debt at current market terms and consistent with our customary underwriting standards. This typically will include a debt coverage ratio of 1.2 or better of cash flow to monthly payments of market interest and principal amortization of generally not more than 25 years.
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
As of June 30, 2011, we had $363 million of mortgage and construction loans that had a loan to value ratio greater than 1.0 and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; a satisfactory borrower payment history; and acceptable guarantor support.
Consumer loan portfolio
Consumer loans outstanding decreased by $1.0 billion, or 6%, from one year ago. As shown in Figure 36 in the “Credit risk management” section, the majority of the reduction came from our exit loan portfolio. Most of the decrease is attributable to the marine segment.
The home equity portfolio is the largest segment of our consumer loan portfolio. Virtually this entire portfolio (94% at June 30, 2011) is derived primarily from the Regional Banking line of business within our Key Community Bank. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans within Key Community Bank decreased by $344 million, or 4%, over the past twelve months.
Figure 20 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 20. Home Equity Loans

	2011		2010
dollars in millions	Second	First	Fourth	Third	Second

SOURCES OF PERIOD END LOANS
Key Community Bank	$9,431	$9,421	$9,514	$9,655	$9,775
Other	595	627	666	707	753

Total	$10,026	$10,048	$10,180	$10,362	$10,528

Nonperforming loans at period end	$112	$112	$120	$122	$129
Net loan charge-offs for the period	37	38	39	48	41
Yield for the period (a)	4.35%	4.36%	4.39%	4.43%	4.45%

(a)	From continuing operations.
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
In the latter half of 2010, there was public controversy surrounding the foreclosure practices of large home lenders. Our number of home loan foreclosures is small (the average number of new mortgage foreclosures serviced by Key and third parties, initiated per month, through June 30, 2011 was 139; mortgage loans serviced by Key and third parties outstanding at June 30, 2011 are approximately 229,000 loans) and primarily have occurred in our home equity loan portfolio. A review of our foreclosure processes completed in the first quarter of 2011 did not uncover any material defects in the process of signing and notarizing affidavits.
Loans held for sale
As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale decreased to $381 million at June 30, 2011 from $467 million at December 31, 2010 and totaled $699 million at June 30, 2010. Loans held for sale related to the discontinued operations of the education lending business, which are excluded from total loans held for sale December 31, 2010 and June 30, 2010, totaled $15 million and $92 million, respectively. There were no loans held for sale related to the discontinued operations of the education lending business at June 30, 2011.
At June 30, 2011, loans held for sale included $198 million of commercial mortgages, which decreased by $37 million from June 30, 2010, and $58 million of residential mortgage loans which decreased $23 million from June 30, 2010.
Loan sales
As shown in Figure 21, during the first six months of 2011, we sold $1.2 billion of commercial real estate loans, $688 million of residential real estate loans, and $64 million of commercial loans. Most of these sales came from the held-for-sale portfolio.
Figure 21 summarizes our loan sales for the first six months of 2011 and all of 2010.

Figure 21. Loans Sold (Including Loans Held for Sale)

			Commercial
		Commercial	Lease	Residential
in millions	Commercial	Real Estate	Financing	Real Estate	Total

2011
Second quarter	$18	$761	—	$250	$1,029
First quarter	46	397	—	438	881

Total	$64	$1,158	—	$688	$1,910

2010
Fourth quarter	$171	$530	$29	$525	$1,255
Third quarter	105	200	35	372	712
Second quarter	75	336	—	348	759
First quarter	19	158	—	328	505

Total	$370	$1,224	$64	$1,573	$3,231	(a)

(a)	Excludes loans of $487 million sold during 2010 that relate to the discontinued operations of the education lending business.
Figure 22 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been sold.
Figure 22. Loans Administered or Serviced

	June 30,	March 31,	December 31,	September 30,	June 30,
in millions	2011	2011	2010	2010	2010

Commercial real estate loans	$107,077	$115,369	$117,071	$119,294	$120,495
Commercial lease financing	639	657	706	624	631
Commercial loans	277	272	269	259	249

Total	$107,993	$116,298	$118,046	$120,177	$121,375

In the event of default by a borrower, we are subject to recourse with respect to approximately $841 million of the $108 billion of loans administered or serviced at June 30, 2011. Additional information about this recourse arrangement is included in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”
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
Securities
Our securities portfolio totaled $18.7 billion at June 30, 2011, compared to $22.0 billion at December 31, 2010, and $19.8 billion at June 30, 2010. At each of these dates, most of our securities consisted of securities available for sale, with the remainder consisting of held-to-maturity securities of less than $19 million.
Securities available for sale
The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At June 30, 2011, we had $18.5 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $21.7 billion at December 31, 2010 and $19.6 billion at June 30, 2010.
As shown in Figure 23, all of our mortgage-backed securities are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets and recorded on the balance sheet at fair value. For more information about these securities, see Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques.”

Figure 23. Mortgage-Backed Securities by Issuer

	June 30,	December 31,	June 30,
in millions	2011	2010	2010

FHLMC	$8,977	$10,373	$9,307
FNMA	5,852	7,357	5,920
GNMA	3,697	4,004	4,346

Total	$18,526	$21,734	$19,573

During the first six months of 2011, we had net gains of $163 million from CMOs and other mortgage-backed securities, of which $165 million were net unrealized gains and $2 million were net realized losses. The net unrealized gains resulted from a decrease in market interest rates and were recorded in the AOCI component of shareholders’ equity. We continue to maintain a moderate asset-sensitive exposure to near-term changes in interest rates.
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
During the second quarter of 2011, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. In the second quarter, we continued to elect not to reinvest the monthly security cash flows. In the first quarter, we chose not to reinvest the monthly security cash flows during February and March and also sold approximately $1.6 billion of CMOs. These actions provided the liquidity necessary to address the funding requirements arising from the loss of certain escrow deposit balances related to commercial mortgage securitizations serviced by Key and rated by Moody’s, and also contributed to our preparations for TARP repayment in March 2011.
Figure 24 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).
Figure 24. Securities Available for Sale

					Other
	U.S. Treasury,	States and	Collateralized		Mortgage-							Weighted-
	Agencies and	Political	Mortgage		Backed		Other					Average
dollars in millions	Corporations	Subdivisions	Obligations	(a)	Securities	(a)	Securities	(b)		Total		Yield (c)

June 30, 2011
Remaining maturity:
One year or less	—	$1	$325		$1		$4			$331		5.07%
After one through five years	$7	16	17,284		848		11			18,166		3.18
After five through ten years	2	50	—		57		1			110		5.51
After ten years	—	62	—		11		—			73		1.52

Fair value	$9	$129	$17,609		$917		$16			$18,680		—
Amortized cost	9	126	17,124		845		13			18,117		3.22%
Weighted-average yield (c)	1.33%	3.52%	3.14%		4.86%		3.35%		(d)	3.22%	(d)	—
Weighted-average maturity	3.4 years	12.5 years	2.9 years		3.0 years		2.7 years			3.0 years		—

December 31, 2010
Fair value	$8	$172	$20,665		$1,069		$19			$21,933		—
Amortized cost	8	170	20,344		998		15			21,535		3.28%

June 30, 2010
Fair value	$8	$78	$18,290		$1,283		$114			$19,773		—
Amortized cost	8	75	17,817		1,187		106			19,193		3.58%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $14 million of securities at June 30, 2011, that have no stated yield.

Held-to-maturity securities
Foreign bonds and preferred equity securities constitute most of our held-to-maturity securities. Figure 25 shows the composition, yields and remaining maturities of these securities.
Figure 25. Held-to-Maturity Securities

	States and					Weighted-
	Political	Other				Average
dollars in millions	Subdivisions	Securities		Total		Yield (a)

June 30, 2011
Remaining maturity:
One year or less	$1	$4		$5		3.41%
After one through five years	—	14		14		3.65

Amortized cost	$1	$18		$19		3.57%
Fair value	1	18		19		—
Weighted-average yield	8.93%	3.15%	(b)	3.57%	(b)	—
Weighted-average maturity	.7 years	1.8 years		1.7 years		—

December 31, 2010
Amortized cost	$1	$16		$17		3.71%
Fair value	1	16		17		—

June 30, 2010
Amortized cost	$3	$16		$19		4.30%
Fair value	3	16		19		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at June 30, 2011, that have no stated yield.
Other investments
Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 62% of other investments at June 30, 2011. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($740 million at June 30, 2011, $898 million at December 31, 2010, and $950 million at June 30, 2010). During the first half of 2011, employees who managed our various principal investments formed two independent entities that will serve as investment managers of these investments going forward. Under this new arrangement which was mutually agreeable to both parties, these individuals will no longer be employees of Key. As a result of these changes, during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments, totaling $234 million.
In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.
Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. Among other things, our review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry and third party data. During the first six months of 2011, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $52 million, which includes $41 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement.
Deposits and other sources of funds
Domestic deposits are our primary source of funding. During the second quarter of 2011, these deposits averaged $57.7 billion and represented 80% of the funds we used to support loans and other earning assets, compared to $63.6 billion and 80% during the same quarter in 2010. The composition of our average deposits is shown in Figure 6 in the section entitled “Net interest income.”

The decrease in average domestic deposits in the second quarter of 2011, compared to the second quarter of 2010, was due to a decline in certificates of deposit ($100,000 or more) and other time deposits. This decline was offset by an increase in NOW and money market deposit accounts, and noninterest-bearing deposits. The mix of deposits continues to change as higher-costing certificates of deposit mature and re-price to current market rates and clients move their balances to transaction and nonmaturity deposit accounts, such as NOW and money market savings accounts, or look for other alternatives for investing in the current low-rate environment.
We have certificates of deposit of approximately $12.1 billion outstanding at June 30, 2011. Of this balance, $4.3 billion will mature over the next two quarters and $5.1 billion will mature in 2012. The average rates paid on the maturities for 2011 and 2012 are 1.51% and 2.69%, respectively. This compares to our average cost of certificates of deposit renewed during the first half of 2011 of 0.32%. Additionally, during the first quarter of 2011, approximately $1.5 billion of escrow deposits associated with Key’s mortgage servicing operations were moved to another financial institution as a result of the previously reported ratings downgrade of KeyBank by Moody’s in November 2010. We funded this movement of the escrow deposits by selling a similar amount of securities available for sale at the time of the transfer.
Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $3.6 billion during the second quarter of 2011, compared to $3.2 billion during the year-ago quarter. The change from the second quarter of 2010 resulted from a $51 million increase in foreign office deposits, a $248 million increase in federal funds purchased and securities sold under agreements to repurchase and a $133 million increase in bank notes and other short-term borrowings.
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
As discussed in our 2010 Annual Report on Form 10-K on page 9 in the section titled “Federal Deposit Insurance Act,” under the heading “Deposit Insurance Assessments”, adhere to requirements imposed upon the DIF by the Dodd-Frank Act, the FDIC adopted a final rule, effective April 1, 2011, changing the basis for assessments from domestic deposits to average consolidated total assets minus average tangible equity, and implementing a new assessment system. Under the new assessment system, KeyBank’s annualized deposit insurance premium assessments would range from $.025 to $.45 for each $100 of its new assessment base, depending on its new scorecard performance incorporating KeyBank’s regulatory rating, ability to withstand asset and funding related stress, and relative magnitude of potential losses to the FDIC in the event of KeyBank’s failure. We estimate that our 2011 expense for deposit insurance assessments will be $60 million to $90 million. As the end of the quarter, we had $335 million of prepaid FDIC insurance assessments remaining on our balance sheet from our December 2009 prepayment of 2009, 2010, 2011 and 2012 estimated assessments. Prepayment was required of depository institutions under the FDIC’s restoration plan for the DIF.
Subsequent to the effective date of the new FDIC assessment system discussed above, on April 15, 2011, the FDIC published a Notice of Proposed Assessment Rate Adjustment Guidelines in the Federal Register. The guidelines describe the process that the FDIC would follow to determine whether an adjustment, upward or downward, to the score used to calculate the assessment rate for a large or highly complex institution, such as KeyBank, should be made; and to notify an institution of an adjustment, if any. The proposal sets forth guidelines for the FDIC’s use of its ability to adjust a large institution’s assessment rate provided for under the new assessment effective April 1, 2011. Comments on the proposed guidelines were due by May 31, 2011. If the FDIC determined KeyBank to have an upward adjustment our assessment could be affected thereby reducing the amount of estimated savings we have described in the preceding paragraph for 2011.

Capital
At June 30, 2011, our shareholders’ equity was $9.7 billion, down $1.4 billion from December 31, 2010. The following discusses certain factors that contributed to the change in our shareholders’ equity. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity (Unaudited).
Updated Comprehensive Capital Plan and redemption notices for certain capital securities
On June 10, 2011, we submitted to the Federal Reserve and provided to the OCC an updated Comprehensive Capital Plan, which set forth additional capital actions related to redemptions of certain outstanding capital securities. On August 1, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our updated capital plan. As previously reported, on August 2, 2011, KeyCorp submitted redemption notices to the property trustee for the redemption in full of each of the following capital securities: KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, and Union State Capital I.
Repurchase of TARP CPP preferred stock, warrant and completion of equity and debt offerings
As previously reported, Key completed the repurchase of the $2.5 billion of Series B Preferred Stock and corresponding warrant issued to the U.S. Treasury Department. As a result of the repurchase, we recorded a $49 million one-time deemed dividend in the first quarter of 2011 related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. Beginning with the second quarter of 2011, the repurchase resulted in the elimination of quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares. In total, Key paid $2.867 billion to the U.S. Treasury during the investment period in the form of dividends, principal and repurchase of the warrant, resulting in a return to the U.S. Treasury of $367 million above the initial investment of $2.5 billion on November 14, 2008.
Dividends
During the first quarter of 2011, we made dividend payments of $31 million to the U.S. Treasury on the Series B Preferred Stock as a participant in the U.S. Treasury’s TARP CPP. The repurchase of this Preferred Stock in March 2011 eliminated future quarterly dividends of $31 million, or $125 million on an annual basis.
During the second quarter of 2011, we made a dividend payment of $1.9375 per share or $6 million on our Series A Preferred Stock.
During the second quarter of 2011, our Board of Directors approved an increase in our quarterly cash dividend to $.03 per Common Share or $.12 on an annualized basis. As a result, during the second quarter of 2011, we made a dividend payment of $.03 per share, or $29 million, on our Common Shares.
Common shares outstanding
Our Common Shares are traded on the New York Stock Exchange under the symbol KEY. At June 30, 2011 our book value per Common Share was $9.88 based on 953.8 million shares outstanding at June 30, 2011, compared to $9.52 based on 880.6 million shares outstanding at December 31, 2010, and $9.19 based on 880.5 million shares outstanding at June 30, 2010. At June 30, 2011 our tangible book value per Common Share was $8.90 compared to $8.45 at December 31, 2010, and $8.10 at June 30, 2010.
Figure 26 shows activities that caused the change in outstanding Common Shares over the past five quarters.
Figure 26. Changes in Common Shares Outstanding

	2011		2010
in thousands	Second	First	Fourth	Third	Second

Shares outstanding at beginning of period	953,926	880,608	880,328	880,515	879,052
Common shares issued	—	70,621	—	—	—
Shares reissued (returned) under employee benefit plans	(104)	2,697	280	(187)	1,463

Shares outstanding at end of period	953,822	953,926	880,608	880,328	880,515

As shown above, Common Shares outstanding decreased by 104 thousand shares during the second quarter of 2011 from the net activity in our employee benefit plans.
At June 30, 2011, we had 63.1 million treasury shares, compared to 65.7 million treasury shares at December 31, 2010 and 65.8 million treasury shares at June 30, 2010. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
In the past we have periodically repurchased Common Shares, for employee benefit plans without regulatory approval, in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The existing program does not have an expiration date, and we have outstanding Board authority to repurchase 13.9 million shares. We did not repurchase any Common Shares during the first six months of 2011 or 2010. Regulatory approval will be required for any future Common Share repurchases, including under the existing Board authority.
Capital plan and proposed actions
In November 2010, the Federal Reserve issued Revised Temporary Addendum to Supervisory Letter SR 09-4. This letter outlines specific criteria the Federal Reserve will consider when evaluating proposed capital actions by the 19 largest U.S. banking institutions that participated in the SCAP, including KeyCorp. These include actions such as increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments more broadly. The Federal Reserve is required to assess the capital adequacy of the 19 largest BHCs based upon a review of each BHC’s comprehensive capital plan. On January 7, 2011 we submitted our Comprehensive Capital Plan to the Federal Reserve. On March 18, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our Comprehensive Capital Plan following its Comprehensive Capital Analysis and Review (“CCAR”). On June 10, 2011 we submitted an updated capital plan to the Federal Reserve and provided it to the Office of the Comptroller of the Currency, which set forth certain additional capital actions. For a discussion of our capital actions, see the “Capital” section.
As part of its ongoing supervisory process, the Federal Reserve requires a BHC to submit an annual Comprehensive Capital Plan as well as to update such plan to reflect material changes in a firm’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. On June 10, 2011, we submitted to the Federal Reserve and provided to the OCC an updated Comprehensive Capital Plan, which set forth additional capital actions related to redemptions of certain outstanding capital securities. On August 1, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our updated capital plan.
As previously reported, on August 2, 2011, KeyCorp submitted redemption notices to the property trustee for the redemption in full of each of the following capital securities: KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, and Union State Capital I.
For a discussion of the Federal Reserve’s notice of proposed rulemaking on capital plans see the section titled Supervision and Regulation under the heading “Capital Plan Proposal.”
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at June 30, 2011. Our capital and liquidity position us well to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to adjust to the application of any new regulatory capital standards expected to be promulgated under the Dodd-Frank Act or due to Basel III. Our shareholders’ equity to assets ratio was 10.95% at June 30, 2011, compared to 12.10% at December 31, 2010 and 11.49% at June 30, 2010. Our tangible common equity to tangible assets ratio was 9.67% at June 30, 2011, compared to 8.19% at December 31, 2010 and 7.65% at June 30, 2010.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. We expect U.S. regulators to introduce new regulatory capital guidelines later this year, responding to both the Dodd Frank Act and Basel III capital directives. As of June 30, 2011, our Tier 1 risk-based capital ratio and our total risk-based capital ratios were 13.93% and 17.88%, respectively, compared to 15.16% and 19.12%, respectively, at December 31, 2010.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of June 30, 2011, our leverage ratio was 12.13% compared to 13.02% at December 31, 2010.
The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities being eligible Tier 1 risk-based capital.
This three year phase-out period, which commences January 1, 2013, will ultimately result in our capital securities issued by the KeyCorp and the Union State Bank capital trusts (“capital securities”) being treated only as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions to BHCs, savings and loan holding companies, and nonbank financial companies identified as systemically important.
As of June 30, 2011, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 13.93%, 12.13%, and 17.88%, respectively. The capital securities issued by the KeyCorp and the Union State Bank capital trusts contribute $1.8 billion or 240, 209, and 240 basis points to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of June 30, 2011.
Under the Federal Deposit Insurance Act of 1950, prompt corrective action standards, Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well capitalized” to “critically undercapitalized.” A “well capitalized” institution must meet or exceed the prescribed thresholds of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to bank holding companies, we would qualify as “well capitalized” at June 30, 2011. We believe there has not been any change in condition or event since that date that would cause our capital classification to change. Analysis on a pro forma basis, accounting for the phase-out of our capital securities as Tier 1 eligible (and therefore as Tier 2 instead) as of June 30, 2011, also determines that we would qualify as “well capitalized” under current regulatory guidelines, with the pro forma Tier 1 risk-based capital ratio, pro forma leverage ratio, and pro forma total risk-based capital ratio being 11.53%, 10.04%, and 17.88%, respectively. The current regulatory defined categories serve a limited supervisory function. Investors should not use our pro forma ratios as a representation of our overall financial condition or prospects of KeyCorp or KeyBank.
Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, such a focus is consistent with existing capital adequacy guidelines and does not imply a new or ongoing capital standard. The capital modifications mandated by the Dodd-Frank Act and set forth in Basel III are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Because Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 5 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.14% at June 30, 2011, compared to 9.34% at December 31, 2010, and 8.07% at June 30, 2010.
At June 30, 2011, we had a consolidated net deferred tax asset of $220 million compared to $442 million at December 31, 2010 and $589 million at June 30, 2010. Prior to the third quarter of 2009, we had been in a net deferred tax liability position. Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. Based on these restrictions, at June 30, 2011, $75 million of our net deferred tax assets were deducted from Tier 1 capital and risk-weighted assets compared to $158 million at December 31, 2010 and $354 million at June 30, 2010. We anticipate that the amount of our net deferred tax asset disallowed for risk-based capital purposes will continue to decline in coming quarters.

Basel III
In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III is a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector. A more thorough discussion of Basel III is included in our 2010 Annual Report on Form 10-K in the Supervision and Regulation section beginning on page 5, as well as in our Form 10-Q for the period ended March 31, 2011 on page 94.
While the U.S banking regulators have yet to adopt Basel III, on January 1, 2013, banks with regulators adopting the Basel III capital framework in full would be required to meet the following minimum capital ratios — 3.5% common equity Tier 1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets, and 8.0% total capital to risk-weighted assets. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
Basel III introduces for the first time an official definition and specific guideline minimums for Tier 1 common equity. When the requirements for the capital conservation buffer are included, the resulting minimum levels for Tier 1 capital and total risk-based capital will be higher than the U.S.’s current “well-capitalized” minimums.
The U.S. bank regulatory agencies have not yet set forth a formal timeline for a notice of proposed rulemaking or final adoption of regulations responsive to Basel III. However, they have indicated informally that a notice of proposed rulemaking likely will be released in the second half of 2011, with final amendments to regulations being adopted in mid-2012. Given our strong capital position, we expect to be able to satisfy the Basel III capital framework should U.S. capital regulations corresponding to it be finalized. While we also have a strong liquidity position, the Basel III liquidity framework could require us and other U.S. banks to initiate additional liquidity management initiatives, including adding additional liquid assets, issuing term debt, and modifying our product pricing for loans, commitments, and deposits. U.S. regulators have indicated that they may elect to make certain refinements to the Basel III liquidity framework. Accordingly, at this point it is premature to assess the impact of the Basel III liquidity framework.
Figure 27 represents the details of our regulatory capital position at June 30, 2011, December 31, 2010, and June 30, 2010.

Figure 27. Capital Components and Risk-Weighted Assets

	June 30,	December 31,	June 30,
dollars in millions	2011	2010	2010

TIER 1 CAPITAL
Key shareholders’ equity	$9,719	$11,117	$10,820
Qualifying capital securities	1,791	1,791	1,791
Less: Goodwill	917	917	917
Accumulated other comprehensive income (a)	47	(66)	126
Other assets (b)	157	248	469

Total Tier 1 capital	10,389	11,809	11,099

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	941	986	1,039
Net unrealized gains on equity securities available for sale	1	2	4
Qualifying long-term debt	2,004	2,104	2,365

Total Tier 2 capital	2,946	3,092	3,408

Total risk-based capital	$13,335	$14,901	$14,507

TIER 1 COMMON EQUITY
Tier 1 capital	$10,389	$11,809	$11,099
Less: Qualifying capital securities	1,791	1,791	1,791
Series B Preferred Stock	—	2,446	2,438
Series A Preferred Stock	291	291	291

Total Tier 1 common equity	$8,307	$7,281	$6,579

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$60,543	$64,477	$68,064
Risk-weighted off-balance sheet exposure	15,372	15,350	16,019
Less: Goodwill	917	917	917
Other assets (b)	736	959	1,195
Plus: Market risk-equivalent assets	771	775	943

Gross risk-weighted assets	75,033	78,726	82,914
Less: Excess allowance for loan and lease losses (c)	455	805	1,416

Net risk-weighted assets	$74,578	$77,921	$81,498

AVERAGE QUARTERLY TOTAL ASSETS	$87,294	$92,562	$93,921

CAPITAL RATIOS
Tier 1 risk-based capital	13.93%	15.16%	13.62%
Total risk-based capital	17.88	19.12	17.80
Leverage (d)	12.13	13.02	12.09
Tier 1 common equity	11.14	9.34	8.07

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $75 million at June 30, 2011, $158 million at December 31, 2010 and $354 million at June 30, 2010, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments.

(c)	The allowance for loan and lease losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The excess allowance for loan and lease losses includes $109 million, $114 million and $128 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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
During the second quarter of 2011, our management team continued to enhance our ERM Program and related practices. Our ERM Committee, which consists of the Chief Executive Officer and other Senior Executives, is responsible for managing risk and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Program encompasses our risk philosophy, policy, framework and governance structure for the management of risks across the entire company. The ERM Committee reports to the Risk Management Committee of our Board of Directors. Annually, the Board of Directors reviews and approves the ERM Program, as well as the risk appetite and corporate risk tolerances for major risk categories. We use a risk-adjusted capital framework to manage risks. This framework is approved and managed by the ERM Committee.
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
The Risk Management Committee has responsibility for overseeing the management of credit risk, market risk, interest rate risk and liquidity risk (including the actions taken to mitigate these risks), as well as reputational and strategic risks relating to the foregoing. The Risk Management Committee also oversees the maintenance of appropriate regulatory and economic capital. The Risk Management Committee reviews the ERM reports and, approves any material changes to the charter of the ERM Committee.
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
Market risk management
The cash flows and values of financial instruments change as a function of changes in market interest rates, foreign exchange rates, equity values, commodity prices and other market factors that influence prospective yields, values or prices associated with the instrument. For example, the value of a fixed-rate bond will decline if market interest rates increase, while the cash flows associated with a variable rate loan will increase when interest rates increase. The holder of a financial instrument is exposed to “market risk” when the cash flows and value of the instrument is tied to such external factors. Most of our market risk is derived from interest rate fluctuations.

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
Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, including a most likely macro economic scenario. Simulation modeling assumes that residual risk exposures will be managed to within the risk appetite.
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
Figure 28 presents the results of the simulation analysis at June 30, 2011 and 2010. At June 30, 2011, our simulated exposure to a change in short-term interest rates was moderately asset sensitive. ALCO policy limits for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 28, we are operating within these limits.
Figure 28. Simulated Change in Net Interest Income

June 30, 2011

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.76%	+4.01%

June 30, 2010

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-1.04%	+3.42%

As interest rates have remained at low levels for an extended period of time, we have gradually shifted from a liability-sensitive position to an asset-sensitive position as a result of balance growth in transaction deposits and declines in loan balances. Although outstanding derivative hedge positions have declined over the past year due to contractual maturities, recent changes in the mix of customer deposits and the anticipation of a continuation of this shift served to offset the affect of the decline in hedges on the simulated exposure. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity and re-pricing of loan and deposit flows. As changes occur to the configuration of the balance sheet and the outlook for the economy, management evaluates hedging opportunities that would change the reported interest rate risk profile.
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
Figure 29. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2011

			Weighted-Average			June 30, 2010
	Notional	Fair	Maturity	Receive	Pay	Notional	Fair
dollars in millions	Amount	Value	(Years)	Rate	Rate	Amount	Value

Receive fixed/pay variable — conventional A/LM (a)	$3,215	$13	2.2	1.0%	.2%	$8,813	$44
Receive fixed/pay variable — conventional debt	6,100	378	11.9	4.4	.6	4,722	485
Pay fixed/receive variable — conventional debt	398	5	7.9	1.0	2.5	633	1
Foreign currency — conventional debt	1,188	(152)	.5	1.6	.4	1,383	(321)

Total portfolio swaps	$10,901	$244	7.6	2.9%	.5%	$15,551	$209

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
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
We manage exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Market Risk Committee which was established as part of our ERM Program. At June 30, 2011, the aggregate one-day trading limit set by the committee was $6.2 million. We are operating within these constraints. During the first six months of 2011, our aggregate daily average, minimum and maximum VAR amounts were $1.3 million, $1.0 million and $1.8 million, respectively. During the same period one year ago, our aggregate daily average, minimum and maximum VAR amounts were $2.0 million, $1.5 million and $2.5 million, respectively.
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
During the first quarter of 2011, Moody’s (a credit rating agency that rates KeyCorp and KeyBank debt securities) indicated to KeyBank that certain escrow deposits associated with our mortgage servicing operations had to be moved to another financial institution which meets Moody’s minimum ratings threshold. As a result of this decision by Moody’s, on March 7, 2011, KeyBank transferred approximately $1.5 billion of these escrow deposit balances to an acceptably-rated institution which resulted in an immaterial impairment of the related mortgage servicing assets. KeyBank had ample liquidity reserves to offset the loss of these deposits and currently remains in a strong liquidity position.
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
We continue to reposition our balance sheet to reduce future reliance on wholesale funding and maintain a strong liquid asset portfolio. As our secured borrowings matured, in prior years they were not replaced. However, we retain the capacity to utilize secured borrowings as a contingent funding source.
We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The Plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. As part of the Plan, we maintain a liquidity reserve through balances in our liquid asset portfolio which during a problem period could reduce our potential reliance on wholesale funding. The portfolio at June 30, 2011 totaled $13 billion. The liquid asset portfolio balance consisted of $7.1 billion of unpledged securities, $2.1 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati and $3.8 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of June 30, 2011, our unused borrowing capacity secured by loan collateral was $11.9 billion at the Federal Reserve Bank of Cleveland and $4.2 billion at the Federal Home Loan Bank of Cincinnati.
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
Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first six months of 2011, KeyBank did not pay any dividends to the parent; however, nonbank subsidiaries paid the parent $45 million in dividends. As of the close of business on June 30, 2011, KeyBank would not have been permitted to pay dividends to the parent without prior regulatory approval. To compensate for the absence of dividends, the parent company has relied upon the issuance of long-term debt and stock. During the first six months of 2011, the parent did not make any capital infusions to KeyBank, compared to $100 million during the first six months of 2010.
The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over the next twenty-four months. At June 30, 2011, the parent company held $1.9 billion in short-term investments, which we projected to be sufficient to repay our maturing debt obligations.
During the first quarter of 2011, the parent company completed a $625 million equity offering at a price of $8.85 per Common Share. In conjunction with the equity offering, the parent company issued $1 billion, 5.1% Senior Medium-Term Notes, Series I, during the first quarter of 2011. The proceeds from the sale of Common Shares and medium-term notes were used, along with other available funds, to repurchase the Series B Preferred Stock issued to the U.S. Treasury. The repurchase eliminated future quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares.
Our liquidity position and recent activity
Over the past twelve months our liquid asset portfolio has increased, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios. Liquidity stress scenarios include the loss of access to either unsecured or secured funding sources, as well as draws on unfunded commitments and significant deposit withdrawals.
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
We generate cash flows from operations, and from investing and financing activities. During the first six months of 2011, we used the proceeds from our debt and Common Share offerings as well as our securities available for sale portfolio (which we had previously accumulated from loan pay downs and maturities of short-term investments) to repurchase our Series B Preferred Stock issued to the U.S. Treasury as part of the TARP CPP and to pay dividends. As previously noted, the repurchase eliminated future quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares.
The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for each three month period ended June 30, 2011 and 2010.

Credit ratings
Our credit ratings at June 30, 2011 are shown in Figure 30. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors. Conditions in the credit markets have materially improved relative to the disruption experienced between the latter part of 2007 and 2009; however, while credit is more readily available, the cost of funds remains higher than what was experienced prior to the market disruption.
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
Figure 30. Credit Ratings

			Senior	Subordinated		Series A
	TLGP	Short-Term	Long-Term	Long-Term	Capital	Preferred
June 30, 2011	Debt	Borrowings	Debt	Debt	Securities	Stock

KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	AAA	A-2	BBB+	BBB	BB	BB
Moody’s	Aaa	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	AAA	F1	A-	BBB+	BBB	BBB
DBRS	AAA	R-2(high)	BBB(high)	BBB	BBB	BB(low)

KEYBANK
Standard & Poor’s	AAA	A-2	A-	BBB+	N/A	N/A
Moody’s	Aaa	P-2	A3	Baa1	N/A	N/A
Fitch	AAA	F1	A-	BBB+	N/A	N/A
DBRS	AAA	R-1(low)	A(low)	BBB(high)	N/A	N/A

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
We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $2 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of June 30, 2011, we had two client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these two individual net obligor commitments was $90 million at June 30, 2011. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.
We actively manage the overall loan portfolio in a manner consistent with asset quality objectives, including the use of credit derivatives — primarily credit default swaps — to mitigate credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At June 30, 2011, we used credit default swaps with a notional amount of $810 million to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At June 30, 2011, the notional amount of credit default swaps sold by us for the purpose of diversifying our credit exposure was $345 million. Occasionally, we have provided credit protection to other lenders through the sale of credit default swaps. These transactions with other lenders generated fee income.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps decreased our operating results by $9 million for the six-month periods ended June 30, 2011 and 2010.
We also manage the loan portfolio using portfolio swaps and bulk purchases and sales. Our overarching goal is to manage the loan portfolio within a specified range of asset quality.
Selected asset quality statistics for each of the past five quarters are presented in Figure 31. The factors that drive these statistics are discussed in the remainder of this section.
Figure 31. Selected Asset Quality Statistics from Continuing Operations

	2011		2010
dollars in millions	Second	First	Fourth	Third	Second

Net loan charge-offs	$134	$193	$256	$357	$435
Net loan charge-offs to average loans	1.11%	1.59%	2.00%	2.69%	3.18%
Allowance for loan and lease losses	$1,230	$1,372	$1,604	$1,957	$2,219
Allowance for credit losses (a)	1,287	1,441	1,677	2,056	2,328
Allowance for loan and lease losses to period-end loans	2.57%	2.83%	3.20%	3.81%	4.16%
Allowance for credit losses to period-end loans	2.69	2.97	3.35	4.00	4.36
Allowance for loan and lease losses to nonperforming loans	146.08	155.03	150.19	142.64	130.30
Allowance for credit losses to nonperforming loans	152.85	162.82	157.02	149.85	136.70
Nonperforming loans at period end	$842	$885	$1,068	$1,372	$1,703
Nonperforming assets at period end	950	1,089	1,338	1,801	2,086
Nonperforming loans to period-end portfolio loans	1.76%	1.82%	2.13%	2.67%	3.19%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.98	2.23	2.66	3.48	3.88

(a)	Includes the allowance for loan and lease losses plus the liability for credit losses on lending-related commitments.
Watch and criticized assets
Watch assets are troubled commercial loans with the potential to deteriorate in quality due to the client’s current financial condition and possible inability to perform in accordance with the terms of the underlying contract. Criticized assets are troubled loans and other assets that show additional signs of weakness that may lead, or have led, to an interruption in scheduled repayments from primary sources, potentially requiring us to rely on repayment from secondary sources, such as collateral liquidation. Criticized loan and lease outstandings showed improvement during the second quarter of 2011 decreasing 12.3% from the first quarter of 2011 and 44.4% from the year ago quarter.
Allowance for loan and lease losses
At June 30, 2011, the allowance for loan and lease losses was $1.2 billion, or 2.57% of loans, compared to $2.2 billion, or 4.16%, at June 30, 2010. The allowance includes $46 million that was specifically allocated for impaired loans of $488 million at June 30, 2011, compared to $157 million that was allocated for impaired loans of $1.1 billion one year ago. For more information about impaired loans, see Note 4 (“Asset Quality”). At June 30, 2011, the allowance for loan and lease losses was 146.08% of nonperforming loans, compared to 130.30% at June 30, 2010.
We estimate the appropriate level of the allowance for loan and lease losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 102 of our 2010 Annual Report on Form 10-K. Briefly, we apply historical loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. For all TDRs, regardless of size, as well as impaired loans having an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. The allowance for loan and lease losses at June 30, 2011, represents our best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 32, our allowance for loan and lease losses decreased by $989 billion, or 45%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio, which has trended more favorably the past twelve months. Asset quality is improving and has resulted in favorable risk rating migration and a reduction in our general allowance. Our delinquency trends continue to decline while our roll rates keep improving. We attribute this to a more moderate level of economic activity, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio. Our liability for credit losses on lending-related commitments decreased by $52 million to $57 million at June 30, 2011, compared to the same period one year ago. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 2.69% of loans at the end of the second quarter of 2011 compared to 4.36% at the end of the second quarter of 2010. We anticipate further reductions in the level of our allowance for loan and lease losses for the balance of 2011 as a result of our expectation of lower levels of net charge-offs and nonperforming loans as the economy continues to show signs of improvement.
Figure 32. Allocation of the Allowance for Loan and Lease Losses

	June 30, 2011			December 31, 2010			June 30, 2010
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$395	32.1%	35.3%	$485	30.2%	32.8%	$745	33.6%	32.1%
Commercial real estate:
Commercial mortgage	343	27.9	16.9	416	25.9	19.0	542	24.4	18.7
Construction	106	8.6	3.4	145	9.1	4.2	307	13.8	6.4

Total commercial real estate loans	449	36.5	20.3	561	35.0	23.2	849	38.2	25.1
Commercial lease financing	107	8.7	12.8	175	10.9	12.9	233	10.6	12.4

Total commercial loans	951	77.3	68.4	1,221	76.1	68.9	1,827	82.4	69.6
Real estate — residential mortgage	41	3.4	3.8	49	3.1	3.7	37	1.7	3.5
Home equity:
Community Banking	99	8.0	19.7	120	7.5	19.0	123	5.5	18.3
Other	37	3.0	1.2	57	3.5	1.3	63	2.8	1.4

Total home equity loans	136	11.0	20.9	177	11.0	20.3	186	8.3	19.7
Consumer other — Community Banking	47	3.8	2.4	57	3.6	2.3	58	2.6	2.2
Consumer other:
Marine	52	4.3	4.2	89	5.5	4.5	98	4.4	4.7
Other	3	.2	.3	11	.7	.3	13	.6	.3

Total consumer other	55	4.5	4.5	100	6.2	4.8	111	5.0	5.0

Total consumer loans	279	22.7	31.6	383	23.9	31.1	392	17.6	30.4

Total loans (a)	$1,230	100.0%	100.0%	$1,604	100.0%	100.0%	$2,219	100.0%	100.0%

(a)	Excludes allocations of the allowance for loan and lease losses in the amount of $109 million, $114 million and $128 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, related to the discontinued operations of the education lending business.
Our provision for loan and lease losses was a credit of $8 million for the second quarter of 2011, compared to a provision of $228 million for the year-ago quarter. Our net loan charge-offs for the second quarter of 2011 exceeded the credit provision for loan and lease losses by $142 million. The decrease in our provision is due to the improving credit quality we have experienced in most of our loan portfolios and the reduction of our outstanding loan balances. Additionally, we continue to work our exit loans through the credit cycle, and reduce exposure in our higher-risk businesses including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs. As these outstanding loan balances decrease, so does their required allowance for loan and lease losses and corresponding provision.

Net loan charge-offs
Net loan charge-offs for the second quarter of 2011 totaled $134 million, or 1.11% of average loans from continuing operations. These results compare to net charge-offs of $435 million, or 3.18%, for the same period last year. Figure 33 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 34.
Over the past twelve months, net charge-offs in the commercial loan portfolio decreased by $275 million, due primarily to commercial real estate related credits within the Real Estate Capital and Corporate Banking Services line of business. Net charge-offs for this line of business declined by $136 million from the second quarter of 2010 and decreased $47 million from the first quarter of 2011. Compared to the fourth quarter of 2010, net loan charge-offs in the commercial loan portfolio decreased by $96 million which was attributable to declines in both the real estate — commercial mortgage and commercial, financial and agricultural portfolios. As shown in Figure 36, our exit loan portfolio accounted for $25 million, or 19%, of total net loan charge-offs for the second quarter of 2011. Our net loan charge-offs have declined each of the past six quarters and are at their lowest level since the first quarter of 2008.
Figure 33. Net Loan Charge-offs from Continuing Operations

	2011		2010
dollars in millions	Second	First	Fourth	Third	Second

Commercial, financial and agricultural	$36	$32	$80	$136	$136
Real estate — Commercial mortgage	12	43	52	46	126
Real estate — Construction	24	30	28	76	75
Commercial lease financing	4	11	12	16	14

Total commercial loans	76	116	172	274	351
Home equity — Key Community Bank	27	24	26	35	25
Home equity — Other	10	14	13	13	16
Marine	4	19	17	12	19
Other	17	20	28	23	24

Total consumer loans	58	77	84	83	84

Total net loan charge-offs	$134	$193	$256	$357	$435

Net loan charge-offs to average loans	1.11%	1.59%	2.00%	2.69%	3.18%

Net loan charge-offs from discontinued operations — education lending business	$32	$35	$32	$22	$31

Figure 34. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended		Six months ended
	June 30,		June 30,
dollars in millions	2011	2010	2011	2010

Average loans outstanding	$48,454	$54,953	$48,881	$56,282

Allowance for loan and lease losses at beginning of period	$1,372	$2,425	$1,604	$2,534
Loans charged off:
Commercial, financial and agricultural	51	152	93	291

Real estate — commercial mortgage	16	128	62	237
Real estate — construction	27	86	62	243

Total commercial real estate loans (a)	43	214	124	480
Commercial lease financing	9	21	26	46

Total commercial loans	103	387	243	817
Real estate — residential mortgage	7	11	17	18
Home equity:
Key Community Bank	28	28	53	59
Other	11	17	26	35

Total home equity loans	39	45	79	94
Consumer other — Key Community Bank	11	15	23	33
Consumer other:
Marine	15	31	42	79
Other	2	3	5	8

Total consumer other	17	34	47	87

Total consumer loans	74	105	166	232

Total loans charged off	177	492	409	1,049
Recoveries:
Commercial, financial and agricultural	15	16	25	29

Real estate — commercial mortgage	4	2	7	5
Real estate — construction	3	11	8	11

Total commercial real estate loans (a)	7	13	15	16
Commercial lease financing	5	7	11	11

Total commercial loans	27	36	51	56
Real estate — residential mortgage	1	1	2	1
Home equity:
Key Community Bank	1	3	2	4
Other	1	1	2	2

Total home equity loans	2	4	4	6
Consumer other — Key Community Bank	2	2	4	4
Consumer other:
Marine	11	12	19	22
Other	—	2	2	3

Total consumer other	11	14	21	25

Total consumer loans	16	21	31	36

Total recoveries	43	57	82	92

Net loans charged off	(134)	(435)	(327)	(957)
Provision (credit) for loan and lease losses	(8)	228	(48)	641
Foreign currency translation adjustment	—	1	1	1

Allowance for loan and lease losses at end of period	$1,230	$2,219	$1,230	$2,219

Liability for credit losses on lending-related commitments at beginning of period	$69	$119	$73	$121
Provision (credit) for losses on lending-related commitments	(12)	(10)	(16)	(12)

Liability for credit losses on lending-related commitments at end of period (b)	$57	$109	$57	$109

Total allowance for credit losses at end of period	$1,287	$2,328	$1,287	$2,328

Net loan charge-offs to average loans	1.11%	3.18%	1.35%	3.43%
Allowance for loan and lease losses to period-end loans	2.57	4.16	2.57	4.16
Allowance for credit losses to period-end loans	2.69	4.36	2.69	4.36
Allowance for loan and lease losses to nonperforming loans	146.08	130.30	146.08	130.30
Allowance for credit losses to nonperforming loans	152.85	136.70	152.85	136.70

Discontinued operations — education lending business:
Loans charged off	$35	$32	$73	$69
Recoveries	3	1	6	2

Net loan charge-offs	$(32)	$(31)	$(67)	$(67)

(a)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets
Figure 35 shows the composition of our nonperforming assets. These assets totaled $950 million at June 30, 2011, and represented 1.98% of portfolio loans, OREO and other nonperforming assets, compared to $1.3 billion, or 2.66%, at December 31, 2010, and $2.1 billion, or 3.88%, at June 30, 2010. Nonperforming assets were down over $1.8 billion from their peak at September 30, 2009. Nonperforming assets are less than a billion dollars for the first time since December 31, 2007. See Note 1 under the headings “Impaired and Other Nonaccrual Loans” and “Allowance for Loan and Lease Losses” beginning on page 102 of our 2010 Annual Report on Form 10-K for a summary of our nonaccrual and charge-off policies.
Figure 35. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

	June 30,	March 31,	December 31,	September 30,	June 30,
dollars in millions	2011	2011	2010	2010	2010

Commercial, financial and agricultural	$213	$221	$242	$335	$489
Real estate — commercial mortgage	230	245	255	362	404
Real estate — construction	131	146	241	333	473

Total commercial real estate loans	361	391	496	695	877
Commercial lease financing	41	42	64	84	83

Total commercial loans	615	654	802	1,114	1,449
Real estate — residential mortgage	79	84	98	90	77
Home equity:
Key Community Bank	101	99	102	106	112
Other	11	13	18	16	17

Total home equity loans	112	112	120	122	129
Consumer other — Key Community Bank	3	3	4	3	5
Consumer other:
Marine	32	31	42	41	41
Other	1	1	2	2	2

Total consumer other	33	32	44	43	43

Total consumer loans	227	231	266	258	254

Total nonperforming loans	842	885	1,068	1,372	1,703
Nonperforming loans held for sale	42	86	106	230	221
OREO	52	97	129	163	136
Other nonperforming assets	14	21	35	36	26

Total nonperforming assets	$950	$1,089	$1,338	$1,801	$2,086

Accruing loans past due 90 days or more	$118	$153	$239	$152	$240
Accruing loans past due 30 through 89 days	465	474	476	662	610
Restructured loans — accruing and nonaccruing (a)	252	242	297	360	343
Restructured loans included in nonperforming loans (a)	144	136	202	228	213
Nonperforming assets from discontinued operations — education lending business	21	22	40	38	40
Nonperforming loans to year-end portfolio loans	1.76%	1.82%	2.13%	2.67%	3.19%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	1.98	2.23	2.66	3.48	3.88

(a)	Restructured loans (i.e. troubled debt restructurings) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.
As shown in Figure 35, nonperforming assets decreased during the second quarter of 2011 which represents the seventh consecutive quarterly decline. Most of the reduction came from nonperforming loans held for sale and OREO in the commercial real estate lines of business. As shown in Figure 36, our exit loan portfolio accounted for $126 million, or 13%, of total nonperforming assets at June 30, 2011, compared to $145 million, or 13%, at March 31, 2011.
At June 30, 2011, the carrying amount of our commercial nonperforming loans outstanding represented 57% of their contractual amount owed, and total nonperforming loans outstanding represented 64% of their contractual amount owed and nonperforming assets in total were carried at 60% of their original contractual amount.
At June 30, 2011, our 20 largest nonperforming loans totaled $276 million, representing 33% of total nonperforming loans.
Figure 36 shows the composition of our exit loan portfolio at June 30, 2011 and March 31, 2011, the net charge-offs recorded on this portfolio for the second quarter of 2011 and the first quarter of 2011, and the nonperforming status of these loans at June 30, 2011 and March 31, 2011. The exit loan portfolio represented 10% of total loans and loans held for sale at June 30, 2011. Additional information about loan sales is included in the “Loans and loans held for sale” section under “Loan sales.”

Figure 36. Exit Loan Portfolio from Continuing Operations

						Balance on
	Balance		Change	Net Loan		Nonperforming
	Outstanding		6-30-11 vs.	Charge-offs		Status
in millions	6-30-11	3-31-11	3-31-11	2Q11	1Q11	6-30-11	3-31-11

Residential properties — homebuilder	$62	$87	$(25)	$1	$2	$33	$44
Marine and RV floor plan	122	150	(28)	1	3	31	35
Commercial lease financing (a)	1,826	1,922	(96)	7	2	19	21

Total commercial loans	2,010	2,159	(149)	9	7	83	100
Home equity — Other	595	627	(32)	10	14	11	13
Marine	1,989	2,112	(123)	4	19	32	31
RV and other consumer	142	150	(8)	2	1	—	1

Total consumer loans	2,726	2,889	(163)	16	34	43	45

Total exit loans in loan portfolio	$4,736	$5,048	$(312)	$25	$41	$126	$145

Discontinued operations — education lending business (not included in exit loans above)(b)	$6,261	$6,318	$(57)	$32	$35	$21	$22

(a)	Includes the business aviation, commercial vehicle, office products, construction and industrial leases, and Canadian lease financing portfolios; and all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts.
Figure 37 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2010, total commitments and loans outstanding in this sector have increased by $642 million and $442 million, respectively, and have declined by $971 million and $230 million, respectively from June 30, 2010.
Figure 37. Commercial, Financial and Agricultural Loans

				Nonperforming Loans
June 30, 2011	Total		Loans		Percent of Loans
dollars in millions	Commitments	(a)	Outstanding	Amount	Outstanding

Industry classification:
Services	$8,509		$3,939	$35	.9%
Manufacturing	7,896		3,090	35	1.1
Public utilities	4,282		790	1	.1
Wholesale trade	3,152		1,352	8	.6
Financial services	3,359		1,626	21	1.3
Retail trade	1,853		811	5	.6
Property management	1,419		733	9	1.2
Dealer floor plan	1,280		798	32	4.0
Mining	1,345		463	4	.9
Building contractors	1,135		471	26	5.5
Transportation	1,127		692	23	3.3
Agriculture/forestry/fishing	951		532	12	2.3
Insurance	469		53	—	—
Communications	575		258	—	—
Public administration	469		275	—	—
Individuals	5		3	1	33.3
Other	1,124		997	1	.1

Total	$38,950		$16,883	$213	1.3%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 38. As shown in this figure, nonperforming loans experienced another quarterly decrease as charge-offs decreased for the sixth consecutive quarter and loans sold and payments received on nonperforming loans increased in the second quarter of 2011 as compared to the second quarter of 2010, as market liquidity improved.

Figure 38. Summary of Changes in Nonperforming Loans from Continuing Operations

	2011		2010
in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$885	$1,068	$1,372	$1,703	$2,065
Loans placed on nonaccrual status	410	335	544	691	682
Charge-offs	(177)	(232)	(343)	(430)	(492)
Loans sold	(11)	(74)	(162)	(92)	(136)
Payments	(156)	(114)	(250)	(200)	(185)
Transfers to OREO	(6)	(12)	(14)	(39)	(66)
Transfers to nonperforming loans held for sale	(15)	(39)	(41)	(163)	(82)
Transfers to other nonperforming assets	—	(2)	(3)	(7)	(36)
Loans returned to accrual status	(88)	(45)	(35)	(91)	(47)

Balance at end of period	$842	$885	$1,068	$1,372	$1,703

Figure 39. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2011		2010
in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$86	$106	$230	$221	$195
Transfers in	15	39	41	162	86
Net advances / (payments)	(13)	(20)	(26)	(35)	1
Loans sold	(37)	(38)	(139)	(50)	(53)
Transfers to OREO	(5)	—	—	(58)	(6)
Valuation adjustments	(4)	(1)	—	(6)	(2)
Loans returned to accrual status / other	—	—	—	(4)	—

Balance at end of period	$42	$86	$106	$230	$221

Factors that contributed to the change in our OREO during each of the last five quarters are summarized in Figure 40. As shown in this figure, the decrease in the second quarter of 2011 from the first quarter of 2011 and the second quarter of 2010 was primarily attributable to a decrease in properties acquired through foreclosure or voluntary transfer from the borrower. We were successful in liquidating OREO at net gains resulting in a $3 million credit to OREO expense for the second quarter of 2011.
Figure 40. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2011		2010
in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$97	$129	$163	$136	$130
Properties acquired — nonperforming loans	11	12	14	97	72
Valuation adjustments	(7)	(11)	(9)	(7)	(24)
Properties sold	(49)	(33)	(39)	(63)	(42)

Balance at end of period	$52	$97	$129	$163	$136

Operational risk management
Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error or malfeasance, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices or ethical standards. Due to the passage of the Dodd-Frank Act, large financial companies like Key will be subject to heightened prudential standards and regulation due to their systemic importance. This heightened level of regulation will increase our operational risk. We have created work teams to respond to and analyze the new regulatory requirements imposed upon us and that will be promulgated as a result of the enactment of the Dodd-Frank Act. Resulting operational risk losses and/or additional regulatory compliance costs could take the form of explicit charges, increased operational costs, harm to our reputation or forgone opportunities. We seek to mitigate operational risk through identification and measurement of risk, alignment of business strategies with risk appetite and tolerance, a system of internal controls and reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Key’s repurchases of its Common Shares for the three months ended June 30, 2011.

				Total Number of Shares Purchased as		Maximum number of shares that may
	Total number of shares		Average price paid	Part of Publicly Announced Plans or		yet be purchased under the plans or
Calendar month	repurchased	(a)	per share	Programs	(b)	programs	(b)

April	28,043		$8.81	—		13,922,496
May	495,858		9.14	—		13,922,496
June	39,513		8.03	—		13,922,496

Total	563,414		$9.05	—		13,922,496

(a)	Represents Common Shares acquired from employees in connection with Key’s stock compensation plans.

(b)	During the second quarter of 2011, Key did not make any repurchases pursuant to any publicly announced plan or program to repurchase its Common Shares; the total Common Shares purchased represents shares deemed surrendered to Key to satisfy certain employee elections under its compensation and benefit programs. As such, there has been no change in the maximum number of shares that may yet be purchased under the plans or programs.
Item 6. Exhibits

3.2	Amended and Restated Regulations of KeyCorp, effective May 19, 2011.
10.1	Form of Award of KeyCorp Executive Officer Grant (2011-2013).
15	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
*	Furnished, not filed.
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
Date: August 4, 2011
By: Robert L. Morris
Executive Vice President and
Chief Accounting Officer