Form 10-Q
period 2011-09-30
KEYCORP /NEW/
filed 2011-11-03
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	952,888,140 Shares
(Title of class)	(Outstanding at November 1, 2011)

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations which are defined in Note 1 (“Basis of Presentation”), which begins on page 9.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	September 30, 2011	December 31, 2010	September 30, 2010
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$828	$278	$823
Short-term investments	4,766	1,344	1,871
Trading account assets	729	985	1,155
Securities available for sale	17,612	21,933	21,241
Held-to-maturity securities (fair value: $1,186, $17 and $18)	1,176	17	18
Other investments	1,210	1,358	1,405
Loans, net of unearned income of $1,413, $1,572 and $1,587	48,195	50,107	51,354
Less: Allowance for loan and lease losses	1,131	1,604	1,957

Net loans	47,064	48,503	49,397
Loans held for sale	479	467	637
Premises and equipment	924	908	888
Operating lease assets	393	509	563
Goodwill	917	917	917
Other intangible assets	18	21	39
Corporate-owned life insurance	3,227	3,167	3,145
Derivative assets	940	1,006	1,258
Accrued income and other assets (including $87 of consolidated LIHTC guaranteed funds VIEs, see Note 9)(a)	2,946	3,876	3,936
Discontinued assets (including $2,860 of consolidated education loan securitization trust VIEs (see Note 9) and $75 of loans in portfolio at fair value)(a)	6,033	6,554	6,750

Total assets	$89,262	$91,843	$94,043

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$27,548	$27,066	$26,350
Savings deposits	1,968	1,879	1,856
Certificates of deposit ($100,000 or more)	4,457	5,862	6,850
Other time deposits	6,695	8,245	9,014

Total interest-bearing	40,668	43,052	44,070
Noninterest-bearing	19,803	16,653	16,275
Deposits in foreign office — interest-bearing	561	905	1,073

Total deposits	61,032	60,610	61,418
Federal funds purchased and securities sold under repurchase agreements	1,728	2,045	2,793
Bank notes and other short-term borrowings	519	1,151	685
Derivative liabilities	1,141	1,142	1,330
Accrued expense and other liabilities	1,556	1,931	1,862
Long-term debt	10,717	10,592	11,443
Discontinued liabilities (including $2,651 of consolidated education loan securitization trust VIEs at fair value, see Note 9)(a)	2,651	2,998	3,124

Total liabilities	79,344	80,469	82,655

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839 and 2,904,839 shares	291	291	291
Fixed-Rate Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation preference; authorized and issued 25,000 shares	—	2,446	2,442
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 946,348,435 and 946,348,435 shares	1,017	946	946
Common stock warrant	—	87	87
Capital surplus	4,191	3,711	3,710
Retained earnings	6,079	5,557	5,287
Treasury stock, at cost (64,161,618, 65,740,726 and 66,020,414)	(1,820)	(1,904)	(1,914)
Accumulated other comprehensive income (loss)	143	(17)	285

Key shareholders’ equity	9,901	11,117	11,134
Noncontrolling interests	17	257	254

Total equity	9,918	11,374	11,388

Total liabilities and equity	$89,262	$91,843	$94,043

(a)	The assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2011	2010	2011	2010
INTEREST INCOME
Loans	$543	$649	$1,664	$2,036
Loans held for sale	3	4	10	13
Securities available for sale	140	170	455	474
Held-to-maturity securities	2	1	3	2
Trading account assets	5	8	21	29
Short-term investments	3	1	5	5
Other investments	9	11	33	38

Total interest income	705	844	2,191	2,597

INTEREST EXPENSE
Deposits	95	147	305	547
Federal funds purchased and securities sold under repurchase agreements	1	1	4	4
Bank notes and other short-term borrowings	3	4	9	11
Long-term debt	57	52	163	153

Total interest expense	156	204	481	715

NET INTEREST INCOME	549	640	1,710	1,882
Provision (credit) for loan and lease losses	10	94	(38)	735

Net interest income (expense) after provision for loan and lease losses	539	546	1,748	1,147

NONINTEREST INCOME
Trust and investment services income	107	110	330	336
Service charges on deposit accounts	74	75	211	231
Operating lease income	30	41	97	131
Letter of credit and loan fees	55	61	157	143
Corporate-owned life insurance income	31	39	86	95
Net securities gains (losses) (a)	—	1	1	2
Electronic banking fees	33	30	96	86
Gains on leased equipment	7	4	16	14
Insurance income	13	15	42	52
Net gains (losses) from loan sales	18	18	48	47
Net gains (losses) from principal investing	34	18	86	72
Investment banking and capital markets income (loss)	25	42	110	82
Other income	56	32	114	137

Total noninterest income	483	486	1,394	1,428
NONINTEREST EXPENSE
Personnel	382	359	1,133	1,106
Net occupancy	65	70	192	200
Operating lease expense	23	40	76	114
Computer processing	40	46	124	140
Business services and professional fees	47	41	129	120
FDIC assessment	7	27	45	97
OREO expense, net	1	4	8	58
Equipment	26	24	78	74
Marketing	16	21	36	50
Provision (credit) for losses on lending-related commitments	(1)	(10)	(17)	(22)
Other expense	86	114	269	353

Total noninterest expense	692	736	2,073	2,290

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	330	296	1,069	285
Income taxes	95	85	300	14

INCOME (LOSS) FROM CONTINUING OPERATIONS	235	211	769	271
Income (loss) from discontinued operations, net of taxes of ($11), $10, ($23) and ($5) (see Note 11)	(17)	15	(37)	(10)

NET INCOME (LOSS)	218	226	732	261
Less: Net income (loss) attributable to noncontrolling interests	1	7	12	27

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$217	$219	$720	$234

Income (loss) from continuing operations attributable to Key common shareholders	$229	$163	$656	$121
Net income (loss) attributable to Key common shareholders	212	178	619	111

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.24	$.19	$.71	$.14
Income (loss) from discontinued operations, net of taxes	(.02)	.02	(.04)	(.01)
Net income (loss) attributable to Key common shareholders	.22	.20	.67	.13

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.24	$.19	$.71	$.14
Income (loss) from discontinued operations, net of taxes	(.02)	.02	(.04)	(.01)
Net income (loss) attributable to Key common shareholders	.22	.20	.67	.13

Cash dividends declared per common share	$.03	$.01	$.07	$.03
Weighted-average common shares outstanding (000) (b)	948,702	874,433	926,298	874,495
Weighted-average common shares and potential common shares outstanding (000)	950,686	874,433	930,449	874,495

(a)	For the three months ended September 30, 2011 and September 30, 2010, we did not have impairment losses related to securities.

(b)	Assumes conversion of stock options and/or Preferred Series A, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Common Stock Warrant	Capital Surplus	Retained Earnings		Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)
BALANCE AT DECEMBER 31, 2009	2,930	878,535	$2,721	$946	$87	$3,734	$5,158		$(1,980)	$(3)	$270
Cumulative effect adjustment to beginning balance of Retained Earnings							45	(a)
Net income (loss)							234				27	$261
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $214										361		361
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($49)										(82)		(82)
Net distribution to noncontrolling interests											(43)	(43)
Foreign currency translation adjustments										(8)		(8)
Net pension and postretirement benefit costs, net of income taxes										17		17

Total comprehensive income (loss)												$506 (a)

Deferred compensation						11
Cash dividends declared on common shares ($.03 per share)							(27)
Cash dividends declared on Noncumulative Series A Preferred Stock ($5.8125 per share)							(17)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(94)
Amortization of discount on Series B Preferred Stock			12				(12)
Common shares reissued for stock options and other employee benefit plans		1,793				(35)			66

BALANCE AT SEPTEMBER 30, 2010	2,930	880,328	$2,733	$946	$87	$3,710	$5,287		$(1,914)	$285	$254

BALANCE AT DECEMBER 31, 2010	2,930	880,608	$2,737	$946	$87	$3,711	$5,557		$(1,904)	$(17)	$257
Correction of an error in cumulative effect adjustment							(30	)(b)
Net income (loss)							720				12	$732
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $93										157		157
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(3)										(6)		(6)
Net distribution from noncontrolling interests											(252)	(252)
Foreign currency translation adjustments										5		5
Net pension and postretirement benefit costs, net of income taxes										4		4

Total comprehensive income (loss)												$640

Deferred compensation						(2)
Cash dividends declared on common shares ($.07 per share)							(67)
Cash dividends declared on Noncumulative Series A Preferred Stock ($5.8125 per share)							(17)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(31)
Series B Preferred Stock - TARP redemption	(25)		(2,451)				(49)
Repurchase of common stock warrant					(87)	17
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares issuance		70,621		71		533
Common shares reissued for stock options and other employee benefit plans		1,579				(68)			84
Other			1

BALANCE AT SEPTEMBER 30, 2011	2,905	952,808	$291	$1,017	—	$4,191	$6,079		$(1,820)	$143	$17

(a)	The $45 million cumulative effect adjustment on January 1, 2010 was erroneously shown as a component of Comprehensive Income (Loss) and has been removed for financial reporting presentation. Therefore, Total Comprehensive Income (Loss) was previously shown as $551 million and has now been reflected at $506 million for financial reporting presentation purposes.

(b)	Corrects the cumulative effect adjustment made to beginning retained earnings on January 1, 2010 related to the consolidation of the student loan securitization trusts in discontinued operations. See Note 11 (“Divestiture and Discontinued Operations”) for more information.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
in millions	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$732	$261
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	(38)	735
Depreciation and amortization expense	208	254
FDIC (payments) net of FDIC expense	41	79
Deferred income taxes (benefit)	(261)	16
Net losses (gains) and writedown on OREO	6	52
Provision (credit) for customer derivative losses	(12)	28
Net losses (gains) from loan sales	(48)	(47)
Net losses (gains) from principal investing	(86)	(72)
Provision (credit) for losses on lending-related commitments	(17)	(22)
(Gains) losses on leased equipment	(16)	(14)
Net securities losses (gains)	(1)	(2)
Net decrease (increase) in loans held for sale excluding loan transfers from continuing operations	66	176
Net decrease (increase) in trading account assets	256	54
Other operating activities, net	1,045	471

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,875	1,969
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments	(3,422)	(128)
Purchases of securities available for sale	(624)	(6,993)
Proceeds from sales of securities available for sale	1,662	61
Proceeds from prepayments and maturities of securities available for sale	3,532	2,918
Proceeds from prepayments and maturities of held-to-maturity securities	11	5
Purchases of held-to-maturity securities	(1,170)	(2)
Purchases of other investments	(125)	(106)
Proceeds from sales of other investments	57	131
Proceeds from prepayments and maturities of other investments	63	87
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	1,257	5,107
Proceeds from loan sales	111	431
Purchases of premises and equipment	(102)	(102)
Proceeds from sales of premises and equipment	1	1
Proceeds from sales of other real estate owned	112	143

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,363	1,553
FINANCING ACTIVITIES
Net increase (decrease) in deposits	422	(4,153)
Net increase (decrease) in short-term borrowings	(949)	1,396
Net proceeds from issuance of long-term debt	1,021	776
Payments on long-term debt	(1,086)	(1,051)
Net proceeds from issuance of common stock	604	—
Series B Preferred Stock - TARP redemption	(2,500)	—
Repurchase of common stock warrant	(70)	—
Cash dividends paid	(130)	(138)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,688)	(3,170)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	550	352
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	278	471

CASH AND DUE FROM BANKS AT END OF PERIOD	$828	$823

Additional disclosures relative to cash flows:
Interest paid	$445	$680
Income taxes paid (refunded)	(314)	(159)
Noncash items:
Loans transferred to held for sale from portfolio	$78	$370
Loans transferred to other real estate owned	34	195

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

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (Unaudited) as well as in the Management’s Discussion & Analysis of Financial Condition & Results of Operations. You may find it helpful to refer back to this page as you read the 10-Q.

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

AICPA: American Institute of Certified Public Accountants.	NASDAQ: National Association of Securities Dealers
ALCO: Asset/Liability Management Committee.	Automated Quotation System.
ALLL: Allowance for loan and lease losses.	N/M: Not meaningful.
A/LM: Asset/liability management.	NOW: Negotiable Order of Withdrawal.
AOCI: Accumulated other comprehensive income (loss).	NYSE: New York Stock Exchange.
APBO: Accumulated postretirement benefit obligation.	OCC: Office of the Controller of the Currency.
Austin: Austin Capital Management, Ltd.	OCI: Other comprehensive income (loss).
BHCs: Bank holding companies.	OREO: Other real estate owned.
CMO: Collateralized mortgage obligation.	OTTI: Other-than-temporary impairment.
Common Shares: Common Stock, $1 par value.	PBO: Projected Benefit Obligation.
CPP: Capital Purchase Program of the U.S. Treasury.	QSPE: Qualifying special purpose entity.
DIF: Deposit Insurance Fund.	S&P: Standard and Poor’s Ratings Services, a Division of The
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	McGraw-Hill Companies, Inc.
Consumer Protection Act of 2010.	SCAP: Supervisory Capital Assessment Program administered
ERM: Enterprise risk management.	by the Federal Reserve.
EVE: Economic value of equity.	SEC: U.S. Securities and Exchange Commission.
FASB: Financial Accounting Standards Board.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
FDIC: Federal Deposit Insurance Corporation.	Perpetual Convertible Preferred Stock, Series A.
Federal Reserve: Board of Governors of the Federal Reserve	Series B Preferred Stock: KeyCorp’s Fixed-Rate Cumulative
System.	Perpetual Preferred Stock, Series B issued to the
FHLMC: Federal Home Loan Mortgage Corporation.	U.S. Treasury under the CPP.
FNMA: Federal National Mortgage Association.	SILO: Sale in, lease out transaction.
GAAP: U.S. generally accepted accounting principles.	SPE: Special Purpose Entities.
GNMA: Government National Mortgage Association.	TAG: Transaction Account Guarantee program of the FDIC.
IRS: Internal Revenue Service.	TARP: Troubled Asset Relief Program.
ISDA: International Swaps and Derivatives Association.	TDR: Troubled debt restructuring.
KAHC: Key Affordable Housing Corporation.	TE: Taxable equivalent.
LIBOR: London Interbank Offered Rate.	TLGP: Temporary Liquidity Guarantee Program of the FDIC.
LIHTC: Low-income housing tax credit.	U.S. Treasury: United States Department of the Treasury.
LILO: Lease in, lease out transaction.	VAR: Value at risk.
Moody’s: Moody’s Investors Service, Inc.	VEBA: Voluntary Employee Beneficiary Association.
N/A: Not applicable.	VIE: Variable interest entity.
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

Effective January 1, 2010, we prospectively adopted new accounting guidance that changes the way we account for securitizations and SPEs by eliminating the concept of a QSPE and changing the requirements for derecognition of financial assets. In adopting this guidance, we had to analyze our existing QSPEs for possible consolidation. As a result, we consolidated our education loan securitization trusts. That consolidation added $2.8 billion in discontinued assets, and liabilities and equity to our balance sheet, of which $2.6 billion of the assets represented loans. During the third quarter of 2011, we determined that the $45 million cumulative effect adjustment made related to the consolidation of these trusts on January 1, 2010 was incorrect. Further information regarding this error and its correction is provided in Note 11 (“Divestiture and Discontinued Operations”). Prior to January 1, 2010, QSPEs, including securitization trusts, established under the applicable accounting guidance for transfers of financial assets were not consolidated. For additional information related to the consolidation of our education loan securitization trusts, see Note 9 (“Variable Interest Entities”) and Note 11.

We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. As noted above, see Note 11 for further information regarding the error correction that was made during the third quarter of 2011.

The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K. As noted above, see Note 11 for further information regarding the error correction that was made during the third quarter of 2011.

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

Accounting Guidance Adopted in 2011

Improving disclosures about fair value measurements. In January 2010, the FASB issued accounting guidance which requires new disclosures regarding certain aspects of an entity’s fair value disclosures and clarifies existing fair value disclosure requirements. Most of these new disclosures were required for interim and annual reporting periods beginning after December 15, 2009 (effective January 1, 2010, for us) however, the disclosures regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements are effective for interim and annual periods beginning after December 15, 2010 (effective January 1, 2011, for us). The required disclosures are provided in Note 5 (“Fair Value Measurements”).

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

Troubled debt restructurings. In April 2011, the FASB issued accounting guidance to assist creditors in evaluating whether a modification or restructuring of a loan is a TDR. It clarifies existing guidance on whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. This accounting guidance also requires additional disclosures regarding TDRs. It is effective for the first interim or annual period beginning after June 15, 2011 (effective July 1, 2011, for us) and is applied retrospectively for all modifications and restructurings that have occurred from the beginning of the annual period of adoption (2011 for us). The required disclosures are provided in Note 4 (“Asset Quality”). Adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Accounting Guidance Pending Adoption at September 30, 2011

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

Testing goodwill for impairment. In September 2011, the FASB issued new accounting guidance that simplifies how an entity will test goodwill for impairment. It will permit an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. This accounting guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (effective January 1, 2012, for us). Early adoption is permitted. We do not expect the adoption of this accounting guidance to have a material effect on our financial condition or results of operations.

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

2. Earnings Per Common Share

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2011	2010	2011	2010
EARNINGS
Income (loss) from continuing operations	$235	$211	$769	$271
Less: Net income (loss) attributable to noncontrolling interests	1	7	12	27
Income (loss) from continuing operations attributable to Key	234	204	757	244
Less: Dividends on Series A Preferred Stock	5	6	17	17
Cash dividends on Series B Preferred Stock (b)	—	31	31	94
Amortization of discount on Series B Preferred Stock(b)	—	4	53	12
Income (loss) from continuing operations attributable to Key common shareholders	229	163	656	121
Income (loss) from discontinued operations, net of taxes(a)	(17)	15	(37)	(10)
Net income (loss) attributable to Key common shareholders	$212	$178	$619	$111

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	948,702	874,433	926,298	874,495
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	1,984	—	4,151	—
Weighted-average common shares and potential common shares outstanding (000)	950,686	874,433	930,449	874,495

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.24	$.19	$.71	$.14
Income (loss) from discontinued operations, net of taxes (a)	(.02)	.02	(.04)	(.01)
Net income (loss) attributable to Key common shareholders(c)	.22	.20	.67	.13

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.24	$.19	$.71	$.14
Income (loss) from discontinued operations, net of taxes (a)	(.02)	.02	(.04)	(.01)
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.22	.20	.67	.13

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the nine-month period ended September 30, 2011, was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	Nine months ended September 30, 2011, includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Fixed-Rate Perpetual Preferred Stock, Series B.

(c)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	September 30, 2011	December 31, 2010	September 30, 2010
Commercial, financial and agricultural	$17,848	$16,441	$16,451
Commercial real estate:
Commercial mortgage	7,958	9,502	9,673
Construction	1,456	2,106	2,731
Total commercial real estate loans	9,414	11,608	12,404
Commercial lease financing	5,957	6,471	6,583
Total commercial loans	33,219	34,520	35,438
Residential — prime loans:
Real estate — residential mortgage	1,875	1,844	1,853
Home equity:
Key Community Bank	9,347	9,514	9,655
Other	565	666	707
Total home equity loans	9,912	10,180	10,362
Total residential — prime loans	11,787	12,024	12,215
Consumer other — Key Community Bank	1,187	1,167	1,174
Consumer other:
Marine	1,871	2,234	2,355
Other	131	162	172
Total consumer other	2,002	2,396	2,527
Total consumer loans	14,976	15,587	15,916
Total loans (a)	$48,195	$50,107	$51,354

(a)	Excludes loans in the amount of $6.0 billion, $6.5 billion and $6.6 billion at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, related to the discontinued operations of the education lending business.

Our loans held for sale are summarized as follows:

in millions	September 30, 2011	December 31, 2010		September 30, 2010
Commercial, financial and agricultural	$29	$196		$128
Real estate — commercial mortgage	325	118		327
Real estate — construction	20	35		77
Commercial lease financing	26	8		13
Real estate — residential mortgage	79	110		92
Total loans held for sale	$479	$467	(a)	$637

(a)	Excludes loans in the amount of $15 million at December 31, 2010, and September 30, 2010, respectively, related to the discontinued operations of the education lending business. There were no loans held for sale in the discontinued operations of the education lending business at September 30, 2011.

Our summary of changes in loans held for sale follows:

in millions	September 30, 2011	December 31, 2010	September 30, 2010
Balance at beginning of the three-month period	$381	$637	$699
New originations	853	1,053	684
Transfers from held to maturity, net	23	—	202
Loan sales	(759)	(1,174)	(835)
Loan draws (payments), net	1	(49)	(49)
Transfers to OREO / valuation adjustments	(20)	—	(64)
Balance at end of period	$479	$467	$637

4. Asset Quality

We manage our exposure to credit risk by closely monitoring loan performance trends and general economic conditions. A key indicator of the potential for future credit losses is the level of nonperforming assets and past due loans.

Our nonperforming assets and past due loans were as follows:

in millions	September 30, 2011	December 31, 2010	September 30, 2010
Total nonperforming loans	$788	$1,068	$1,372
Nonperforming loans held for sale	42	106	230
OREO	63	129	163
Other nonperforming assets	21	35	36
Total nonperforming assets	$914	$1,338	$1,801

Impaired loans	$653	$881	$1,120
Impaired loans with a specifically allocated allowance	441	621	840
Specifically allocated allowance for impaired loans	44	58	135
Restructured loans included in nonperforming loans (a)	$178	$202	$228
Restructured loans with a specifically allocated allowance (b)	27	57	35
Specifically allocated allowance for restructured loans (c)	5	18	6
Accruing loans past due 90 days or more	$118	$239	$152
Accruing loans past due 30 through 89 days	478	476	662

(a)	Restructured loans (i.e., troubled debt restructurings) are those for which we, for reasons related to a borrower’s financial difficulties, grant a concession that we would not otherwise have considered. To improve the collectability of the loan, typical concessions include reducing the interest rate, extending the maturity date or reducing the principal balance.

(b)	Included in impaired loans with a specifically allocated allowance.

(c)	Included in specifically allocated allowance for impaired loans.

Impaired loans totaled $653 million at September 30, 2011, compared to $881 million at December 31, 2010, and $1.1 billion at September 30, 2010. Impaired loans had an average balance of $697 million and $1.4 billion for the nine months ended September 30, 2011 and 2010.

Of total impaired loans, $441 million required a specifically allocated allowance at September 30, 2011, in accordance with our $2.5 million threshold for such loans. As a result, $153 million of these loans had $44 million of specifically allocated allowance and $288 million had a zero specific allocation. Also, $212 million of impaired loans under the $2.5 million threshold were allocated an allowance of $75 million at September 30, 2011, for a total of $365 million of loans with an allowance of $119 million at September 30, 2011, as shown in the table below.

At September 30, 2011, the approximate carrying amount of our commercial nonperforming loans outstanding represented 55% of their original contractual amount, total nonperforming loans outstanding represented 64% of their original contractual amount owed, and nonperforming assets in total were carried at 61% of their original contractual amount.

At September 30, 2011, our twenty largest nonperforming loans totaled $265 million, representing 34% of total loans on nonperforming status from continuing operations as compared to $306 million in nonperforming loans representing 29% of total loans on nonperforming status at December 31, 2010, and $364 million in nonperforming loans representing 27% of total loans on nonperforming status at September 30, 2010.

At September 30, 2011, we did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status. The amount by which loans and loans held for sale, which were classified as nonperforming, reduced expected interest income was $24 million for the nine months ended September 30, 2011, and $22 million for the year ended December 31, 2010.

A further breakdown of impaired loans by loan category as of September 30, 2011, follows:

September 30, 2011 in millions	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$202	$91	—	$217
Commercial real estate:
Commercial mortgage	292	140	—	267
Construction	203	57	—	230
Total commercial real estate loans	495	197	—	497
Commercial lease financing	—	—	—	—
Total commercial loans	697	288	—	714

Real estate — residential mortgage	—	—	—	—

Home equity:
Key Community Bank	2	—	—	2
Other	—	—	—	—
Total home equity loans	2	—	—	2

Consumer other — Key Community Bank	—	—	—	0
Total loans with no related allowance recorded	699	288	—	716

With an allowance recorded:
Commercial, financial and agricultural	144	87	$36	145
Commercial real estate:
Commercial mortgage	171	134	42	193
Construction	86	38	19	101
Total commercial real estate loans	257	172	61	294
Commercial lease financing	34	20	10	36
Total commercial loans	435	279	107	475

Real estate — residential mortgage	51	38	3	48

Home equity:
Key Community Bank	21	21	7	22
Other	—	—	—	—
Total Home Equity Loans	21	21	7	22

Consumer other — Key Community Bank	28	27	2	26
Total loans with an allowance recorded	535	365	119	571
Total	$1,234	$653	$119	$1,287

At September 30, 2011, aggregate restructured loans (accrual, nonaccrual, and held-for-sale loans) totaled $277 million while at December 31, 2010, total restructured loans totaled $297 million. Although we added $140 million in restructured loans during the nine months ended September 30, 2011, the overall decrease in restructured loans was primarily attributable to $160 million in payments and charge-offs.

A further breakdown of restructured loans included in nonperforming loans (TDRs) by loan category as of September 30, 2011, follows:

September 30, 2011 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	11	$84	$46
Commercial real estate:
Real estate — commercial mortgage	12	74	69
Real estate — construction	6	50	18
Total commercial real estate loans	18	124	87
Commercial lease financing	182	24	11
Total commercial loans	211	232	144
Real estate — residential mortgage	73	7	7
Home equity:
Key Community Bank	30	2	1
Other	29	1	1
Total home equity loans	59	3	2
Consumer other — Key Community Bank	7	—	—
Consumer other:
Marine	43	26	25
Other	18	—	—
Total consumer other	61	26	25
Total consumer loans	200	36	34
Total nonperforming TDRs	411	268	178

Prior-year accruing:(a)
Commercial, financial and agricultural	1	8	5
Commercial real estate:
Real estate — commercial mortgage	4	57	32
Real estate — construction	3	39	19
Total commercial real estate loans	7	96	51
Commercial lease financing	167	17	13
Total commercial loans	175	121	69
Real estate — residential mortgage	56	9	9
Home equity:
Key Community Bank	64	6	6
Other	71	3	2
Total home equity loans	135	9	8
Consumer other — Key Community Bank	14	—	—
Consumer other:
Marine	109	13	11
Other	34	2	2
Total consumer other	143	15	13
Total consumer loans	348	33	30
Total prior-year accruing TDRs	523	154	99
Total TDRs	934	$422	$277

(a)	All TDRs that have been restructured prior to January 1, 2011 and are fully accruing.

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession to the borrower. All commercial loan TDRs, regardless of size, are evaluated for impairment individually to determine the probable loss content and are assigned a specific loan allowance, if deemed appropriate in the determination of the ALLL. Consumer loan TDRs are assigned a loss rate that reflects the current assessment of that category of consumer loans to determine the appropriate allowance level. The financial effects of TDRs are reflected in the components that comprise the allowance for loan and lease losses in either the amount of charge-offs or loan loss provision and ultimate allowance level. There have been no significant payment defaults in this interim period relating to TDRs that were categorized as such within the previous 12 months.

Key’s loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our client’s financial needs. A majority of our concessions granted to borrowers are in the form of interest rate reductions with other concession types that include forgiveness of principal and other modifications of loan terms. Consumer loan concessions are primarily comprised of interest rate reductions.

The following table shows the concession types for our commercial accruing and nonaccruing TDRs.

dollars in millions	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Interest rate reduction	$195	$175	$165	$188	$238
Forgiveness of principal	12	10	10	38	67
Other modification of loan terms	6	6	7	14	2
Total	$213	$191	$182	$240	$307

Total commercial and consumer TDRs	$277	252	$242	$297	$360
Total commercial TDRs to total commercial loans	.64%	.58%	.55%	.70%	.87%
Total commercial TDRs to total loans	.44	.40	.37	.48	.60
Total commercial loans	$33,219	$32,688	$33,298	$34,520	$35,438
Total loans	48,195	47,840	48,552	50,107	51,354

Our policies for our commercial and consumer loan portfolios for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Impaired and Other Nonaccrual Loans” on page 102 of our 2010 Annual Report on Form 10-K.

At September 30, 2011, approximately $47 billion, or 97%, of our total loans are current. Total past due loans of $1.4 billion represent approximately 3% of total loans.

The following aging analysis as of September 30, 2011, of past due and current loans provides further information regarding Key’s credit exposure.

September 30, 2011 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Nonperforming Loans	Total Past Due	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$17,576	$40	$20	$24	$188	$272	$17,848
Commercial real estate:
Commercial mortgage	7,612	101	3	5	237	346	7,958
Construction	1,345	5	5	8	93	111	1,456
Total commercial real estate loans	8,957	106	8	13	330	457	9,414

Commercial lease financing	5,812	57	23	34	31	145	5,957
Total commercial loans	$32,345	$203	$51	$71	$549	$874	$33,219

Real estate — residential mortgage	$1,747	$20	$11	$9	$88	$128	$1,875
Home equity:
Key Community Bank	9,125	63	35	22	102	222	9,347
Other	529	13	7	4	12	36	565
Total home equity loans	9,654	76	42	26	114	258	9,912

Consumer other — Key Community Bank	1,159	11	5	8	4	28	1,187
Consumer other:
Marine	1,781	36	19	3	32	90	1,871
Other	125	3	1	1	1	6	131
Total consumer other	1,906	39	20	4	33	96	2,002
Total consumer loans	$14,466	$146	$78	$47	$239	$510	$14,976

Total loans	$46,811	$349	$129	$118	$788	$1,384	$48,195

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

Credit quality indicators for loans are updated on an ongoing basis. Bond rating classifications are indicative of the credit quality of our commercial loan portfolios and are determined by converting our internally assigned risk rating grades to bond rating categories. Payment activity and the regulatory classifications of pass, special mention and substandard are indicators of the credit quality of our consumer loan portfolios.

Credit quality indicators for our commercial and consumer loan portfolios based on bond rating, regulatory classification and payment activity as of September 30, 2011, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

September 30, in millions
	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
AAA — AA	$109	$97	$2	$2	$3	—	$639	$653	$753	$752
A	655	771	62	25	1	$5	1,272	1,333	1,990	2,134
BBB — BB	14,928	11,717	5,747	6,205	762	1,033	3,509	3,705	24,946	22,660
B	807	1,395	726	1,202	132	448	306	552	1,971	3,597
CCC — C	1,349	2,471	1,421	2,239	558	1,245	231	340	3,559	6,295
Total	$17,848	$16,451	$7,958	$9,673	$1,456	$2,731	$5,957	$6,583	$33,219	$35,438

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the interim period ending September 30, 2011.
(b)	Our bond rating to loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a)

September 30, in millions
	Residential — Prime
GRADE	2011	2010
Pass	$11,550	$11,966
Special Mention	—	—
Substandard	237	249
Total	$11,787	$12,215

Credit Risk Profile Based on Payment Activity (a)

September 30,	Consumer — Key Community Bank		Consumer — Marine		Consumer — Other		Total
in millions	2011	2010	2011	2010	2011	2010	2011	2010
Performing	$1,183	$1,171	$1,839	$2,314	$130	$170	$3,152	$3,655
Nonperforming	4	3	32	41	1	2	37	46
Total	$1,187	$1,174	$1,871	$2,355	$131	$172	$3,189	$3,701

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the interim period ending September 30, 2011.

We use the following three-step process to estimate the appropriate level of the allowance for loan and lease losses on at least a quarterly basis: (1) we apply historical loss rates to existing loans with similar risk characteristics as noted in the credit quality indicator table above; (2) we exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets; and, (3) for all TDRs, regardless of size, as well as impaired loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the carrying amount of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. Additional information is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 102 of our 2010 Annual Report on Form 10-K. The allowance for loan and lease losses at September 30, 2011, represents our best estimate of the losses inherent in the loan portfolio at that date.

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

At September 30, 2011, the allowance for loan and lease losses was $1.1 billion, or 2.35% of loans compared to $1.6 billion, or 3.20% of loans, at December 31, 2010, and $2 billion or 3.81% of loans at September 30, 2010. At September 30, 2011, the allowance for loan and lease losses was 143.53% of nonperforming loans compared to 142.64% at September 30, 2010.

Changes in the allowance for loan and lease losses are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2011	2010	2011	2010
Balance at beginning of period — continuing operations	$1,230	$2,219	$1,604	$2,534
Charge-offs	(157)	(430)	(566)	(1,479)
Recoveries	48	73	130	165
Net loans charged off	(109)	(357)	(436)	(1,314)
Provision for loan and lease losses from continuing operations	10	94	(38)	735
Foreign currency translation adjustment	—	1	1	2
Balance at end of period — continuing operations	$1,131	$1,957	$1,131	$1,957

The changes in the ALLL by loan category from December 31, 2010, are as follows:

in millions	December 31, 2010	Provision		Charge-offs	Recoveries	September 30, 2011
Commercial, financial and agricultural	$485	$(24)		$124	$33	$370
Real estate — commercial mortgage	416	(31)		89	9	305
Real estate — construction	145	4		81	19	87
Commercial lease financing	175	(62)		36	19	96
Total commercial loans	1,221	(113)		330	80	858
Real estate — residential mortgage	49	4		22	3	34
Home equity:
Key Community Bank	120	59		78	9	110
Other	57	10		35	3	35
Total home equity loans	177	69		113	12	145
Consumer other — Key Community Bank	57	12		34	6	41
Consumer other:
Marine	89	(4)		60	26	51
Other	11	(5)		7	3	2
Total consumer other:	100	(9)		67	29	53
Total consumer loans	383	76		236	50	273

Total ALLL — continuing operations	1,604	(37	) (a)	566	130	1,131
Discontinued operations	114	99		107	9	115
Total ALLL — including discontinued operations	$1,718	$62		$673	$139	$1,246

(a)	Includes $1 million of foreign currency translation adjustment.

Our allowance for loan and lease losses decreased by $826 million, or 42%, since the third quarter of 2010. This contraction was associated with the improvement in credit quality of our loan portfolios, which has trended more favorably the past four quarters. Our asset quality metrics showed continued improvement, and therefore, have resulted in favorable risk rating migration and a reduction in our general allowance. Our general allowance encompasses the application of historical loss rates to our existing loans with similar risk characteristics and an assessment of factors such as changes in economic conditions and changes in credit policies or underwriting standards. Our delinquency trends improved throughout most of 2010 and into 2011. We attribute this improvement to a more moderate level of economic activity, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $441 million, which had a corresponding allowance of $44 million at September 30, 2011. Loans outstanding collectively evaluated for impairment totaled $48 billion, with a corresponding allowance of $1.1 billion at September 30, 2011.

A breakdown of the individual and collective allowance for loan and lease losses and the corresponding loan balances as of September 30, 2011 follows:

	Allowance(a)		Outstanding(a)
September 30, 2011 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial, financial and agricultural	$20	$349	$17,848	$144	$17,704
Commercial real estate:
Commercial mortgage	14	291	7,958	217	7,741
Construction	10	78	1,456	78	1,378
Total commercial real estate loans	24	369	9,414	295	9,119
Commercial lease financing	—	96	5,957	—	5,957
Total commercial loans	44	814	33,219	439	32,780
Real estate — residential mortgage	—	34	1,875	—	1,875
Home equity:
Key Community Bank	—	110	9,347	2	9,345
Other	—	35	565	—	565
Total home equity loans	—	145	9,912	2	9,910
Consumer other — Key Community Bank	—	41	1,187	—	1,187
Consumer other:
Marine	—	51	1,871	—	1,871
Other	—	2	131	—	131
Total consumer other	—	53	2,002	—	2,002
Total consumer loans	—	273	14,976	2	14,974
Total ALLL — continuing operations	44	1,087	48,195	441	47,754
Discontinued operations	—	115	5,984	—	5,984
Total ALLL — including discontinued operations	$44	$1,202	$54,179	$441	$53,738

(a)	There were no loans acquired with deteriorated credit quality at September 30, 2011.

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has decreased since the third quarter of 2010 by $43 million to $56 million at September 30, 2011. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 2.46% of loans at September 30, 2011, compared to 4.00% at September 30, 2010.

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2011	2010	2011	2010
Balance at beginning of period	$57	$109	$73	$121
Provision (credit) for losses on lending-related commitments	(1)	(10)	(17)	(22)
Balance at end of period	$56	$99	$56	$99

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

Valuation adjustments, such as those pertaining to counterparty and our own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value. Credit valuation adjustments are made when market pricing is not indicative of the counterparty’s credit quality. We make liquidity valuation adjustments to the fair value of certain assets to reflect the uncertainty in the pricing and trading of the instruments when we are unable to observe recent market transactions for identical or similar instruments. Liquidity valuation adjustments are based on the following factors:

¿	the amount of time since the last relevant valuation;

¿	whether there is an actual trade or relevant external quote available at the measurement date; and

¿	volatility associated with the primary pricing components.

We ensure that our fair value measurements are accurate and appropriate by relying upon various controls, including:

¿	an independent review and approval of valuation models;

¿	a detailed review of profit and loss conducted on a regular basis; and

¿	a validation of valuation model components against benchmark data and similar products, where possible.

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

Securities (trading and available for sale). We own several types of securities, requiring a range of valuation methods:

¿	Securities are classified as Level 1 when quoted market prices are available in an active market for the identical securities. Level 1 instruments include exchange-traded equity securities.

¿	Securities are classified as Level 2 if quoted prices for identical securities are not available, and we determine fair value using pricing models or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate collateralized mortgage obligations. Inputs to the pricing models include actual trade data (i.e. spreads, credit ratings and interest rates) for comparable assets, spread tables, matrices, high-grade scales, option-adjusted spreads and standard inputs, such as yields, broker/dealer quotes, bids and offers.

¿	Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. In such cases, we use internal models based on certain assumptions to determine fair value. Level 3 instruments include certain commercial mortgage-backed securities. Inputs for the Level 3 internal models include expected cash flows from the underlying loans, which take into account expected default and recovery percentages, market research and discount rates commensurate with current market conditions.

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

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of the funds and related unfunded commitments at September 30, 2011:

September 30, 2011		Unfunded
in millions	Fair Value	Commitments
INVESTMENT TYPE
Passive funds (a)	$17	$3
Co-managed funds (b)	19	8

Total	$36	$11

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to seven years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of three to six years.

Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). During the first half of 2011, employees who managed our various principal investments formed two independent entities that will serve as investment managers of these investments going forward. Under this new arrangement, which was mutually agreeable to both parties, these individuals will no longer be employees of Key. As a result of these changes, during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments, totaling $234 million.

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

Our indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing; these investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. These investments are classified as Level 3 assets since our assumptions are not observable in the market place. The following table presents the fair value of the indirect funds and related unfunded commitments at September 30, 2011:

September 30, 2011		Unfunded
in millions	Fair Value	Commitments
INVESTMENT TYPE
Private equity funds (a)	$487	$132
Hedge funds (b)	7	—

Total	$494	$132

(a)	Consists of buyout, venture capital and fund of funds. These investments can never be redeemed with the investee funds. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to ten years.

(b)	Consists of funds invested in long and short positions of “stressed and distressed” fixed income-oriented securities with the goal of producing attractive risk-adjusted returns. The investments can be redeemed quarterly with 45 days’ notice. However, the fund’s general partners may impose quarterly redemption limits that may delay receipt of requested redemptions.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at September 30, 2011 and December 31, 2010.

September 30, 2011
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$464	—	$464
Trading account assets:
U.S. Treasury, agencies and corporations	—	439	—	439
States and political subdivisions	—	77	—	77
Collateralized mortgage obligations	—	40	—	40
Other mortgage-backed securities	—	60	$34	94
Other securities	$54	25	—	79

Total trading account securities	54	641	34	729
Commercial loans	—	—	—	—

Total trading account assets	54	641	34	729
Securities available for sale:
States and political subdivisions	—	65	—	65
Collateralized mortgage obligations	—	16,683	—	16,683
Other mortgage-backed securities	—	850	—	850
Other securities	10	4	—	14

Total securities available for sale	10	17,602	—	17,612
Other investments:
Principal investments:
Direct	—	—	265	265
Indirect	—	—	494	494

Total principal investments	—	—	759	759
Equity and mezzanine investments:
Direct	—	—	13	13
Indirect	—	—	36	36

Total equity and mezzanine investments	—	—	49	49

Total other investments	—	—	808	808
Derivative assets:
Interest rate	—	1,928	114	2,042
Foreign exchange	127	63	—	190
Energy and commodity	—	270	—	270
Credit	—	32	8	40
Equity	—	3	—	3

Derivative assets	127	2,296	122	2,545
Netting adjustments(a)	—	—	—	(1,605)

Total derivative assets	127	2,296	122	940
Accrued income and other assets	30	69	—	99

Total assets on a recurring basis at fair value	$221	$21,072	$964	$20,652

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$407	—	$407
Bank notes and other short-term borrowings:
Short positions	$4	457	—	461
Derivative liabilities:
Interest rate	—	1,476	—	1,476
Foreign exchange	117	297	—	414
Energy and commodity	—	275	—	275
Credit	—	36	$1	37
Equity	—	3	—	3

Derivative liabilities	117	2,087	1	2,205
Netting adjustments (a)	—	—	—	(1,064)

Total derivative liabilities	117	2,087	1	1,141
Accrued expense and other liabilities	—	79	—	79

Total liabilities on a recurring basis at fair value	$121	$3,030	$1	$2,088

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2010
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$373	—	$373
Trading account assets:
U.S. Treasury, agencies and corporations	—	501	—	501
States and political subdivisions	—	66	—	66
Collateralized mortgage obligations	—	34	—	34
Other mortgage-backed securities	—	137	$1	138
Other securities	$145	69	21	235

Total trading account securities	145	807	22	974
Commercial loans	—	11	—	11

Total trading account assets	145	818	22	985
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8	—	8
States and political subdivisions	—	172	—	172
Collateralized mortgage obligations	—	20,665	—	20,665
Other mortgage-backed securities	—	1,069	—	1,069
Other securities	13	6	—	19

Total securities available for sale	13	21,920	—	21,933
Other investments:
Principal investments:
Direct	—	—	372	372
Indirect	—	—	526	526

Total principal investments	—	—	898	898
Equity and mezzanine investments:
Direct	—	—	20	20
Indirect	—	—	30	30

Total equity and mezzanine investments	—	—	50	50

Total other investments	—	—	948	948
Derivative assets:
Interest rate	—	1,691	75	1,766
Foreign exchange	92	88	—	180
Energy and commodity	—	317	1	318
Credit	—	27	12	39
Equity	—	1	—	1

Derivative assets	92	2,124	88	2,304
Netting adjustments (a)	—	—	—	(1,298)

Total derivative assets	92	2,124	88	1,006
Accrued income and other assets	1	76	—	77

Total assets on a recurring basis at fair value	$251	$25,311	$1,058	$25,322

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$572	—	$572
Bank notes and other short-term borrowings:
Short positions	—	395	—	395
Derivative liabilities:
Interest rate	—	1,335	—	1,335
Foreign exchange	$82	323	—	405
Energy and commodity	—	335	—	335
Credit	—	30	$1	31
Equity	—	1	—	1

Derivative liabilities	82	2,024	1	2,107
Netting adjustments (a)	—	—	—	(965)

Total derivative liabilities	82	2,024	1	1,142
Accrued expense and other liabilities	—	66	—	66

Total liabilities on a recurring basis at fair value	$82	$3,057	$1	$2,175

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance related to the offsetting of certain derivative contracts on the balance sheet. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

.

Changes in Level 3 Fair Value Measurements

The following tables show the change in the fair values of our Level 3 financial instruments for the three and nine months ended September 30, 2011 and 2010. We mitigate the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 or Level 2 instruments are not included in the following tables; therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets									Other Investments															Derivative Instruments							(a)
	Other Mortgage-									Principal Investments						Equity and Mezzanine Investments						Accrued Income
in millions	Backed Securities			Other Securities			Commercial Loans			Direct			Indirect			Direct			Indirect			and Other Assets			Interest Rate			Energy and Commodity			Credit

Balance at December 31, 2010	$1			$21			—			$372			$526			$20			$30			—			$75			$1			$11

Gains (losses) included in earnings	—	(b	)	2	(b	)	—	(b	)	4	(c	)	76	(c	)	17	(c	)	—	(c	)	—	(c	)	54	(b	)	(1)	(b	)	(11)	(b	)
Purchases	—			—			—			38			56			—			12			—			11			—			—
Sales	—			—			—			(24)			(55)			—			—			—			(24)			—			(1)
Issuances	—			—			—			—			—			—			—			—			—			—			—
Settlements	—			(23)			—			—			—			(24)			(3)			—			—			—			8
Transfers into Level 3	33			—			—			—			—			—			—			—			11			—			—
Transfers out of Level 3	—			—			—			(125)	(d	)	(109)	(d	)	—			(3)			—			(13)			—			—

Balance at September 30, 2011	$34			—			—			$265			$494			$13			$36			—			$114			—			$7

Unrealized gains (losses) included in earnings	—	(b	)	$2	(b	)	—	(b	)	$5	(c	)	$55	(c	)	$36	(c	)	$(3)	(c	)	—	(c	)	—	(b	)	—	(b	)	—	(b	)

Balance at June 30, 2011	$1			—			—			$270			$470			$14			$33			—			$81			—			$8

Gains (losses) included in earnings	—	(b	)	$(1)	(b	)	—	(b	)	2	(c	)	33	(c	)	4	(c	)	—	(c	)	—	(c	)	40	(b	)	—	(b	)	(1)	(b	)
Purchases	—			—			—			8			10			—			3			—			—			—			—
Sales	—			—			—			(15)			(19)			—			—			—			(4)			—			(1)
Issuances	—			—			—			—			—			—			—			—			—			—			—
Settlements	—			1			—			—			—			(5)			—			—			—			—			1
Transfers into Level 3	33			—			—			—			—			—			—			—			1			—			—
Transfers out of Level 3	—			—			—			—			—			—			—			—			(4)			—			—

Balance at September 30, 2011	$34			—			—			$265			$494			$13			$36			—			$114			—			$7

Unrealized gains (losses) included in earnings	—	(b	)	$(1)	(b	)	—	(b	)	$(3)	(c	)	$27	(c	)	$4	(c	)	—	(c	)	—	(c	)	—	(b	)	—	(b	)	—	(b	)

Balance at December 31, 2009	$29			$423			$19			$538			$497			$26			$31			—			$99			—			$9

Gains (losses) included in earnings	3	(b	)	—	(b	)	(2)	(b	)	20	(c	)	51	(c	)	8	(c	)	(5)	(c	)	—	(c	)	18	(b	)	—	(b	)	(19)	(b	)
Purchases, sales, issuances and settlements	(30)			(399)			(7)			(138)			(19)			(19)			4			—			(8)			—			8
Net transfers into (out of) Level 3	—			—			(10)			(8)			—			6			—			—			(11)			$3			—

Balance at September 30, 2010	$2			$24			—			$412			$529			$21			$30			—			$98			$3			$(2)

Unrealized gains (losses) included in earnings	$3	(b	)	—	(b	)	—	(b	)	$3	(c	)	$40	(c	)	$64	(c	)	$(5)	(c	)	—	(c	)	—	(b	)	—	(b	)	—	(b	)

Balance at June 30, 2010	$4			$24			$9			$419			$530			$24			$31			$3			$87			—			$10

Gains (losses) included in earnings	—	(b	)	—	(b	)	(1)	(b	)	2	(c	)	15	(c	)	3	(c	)	(1)	(c	)	—	(c	)	18	(b	)	—	(b	)	(20)	(b	)
Purchases, sales, issuances and settlements	(1)			—			2			(9)			(16)			(6)			—			(3)			(4)			—			8
Net transfers into (out of) Level 3	(1)			—			(10)			—			—			—			—			—			(3)			$3			—

Balance at September 30, 2010	$2			$24			—			$412			$529			$21			$30			—			$98			$3			$(2)

Unrealized gains (losses) included in earnings	$1	(b	)	—	(b	)	—	(b	)	$1	(c	)	$8	(c	)	$23	(c	)	$(1)	(c	)	—	(c	)	—	(b	)	—	(b	)	—	(b	)

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement. Realized and unrealized gains and losses on investments included in accrued income and other assets are reported in “other income” on the income statement.

(d)	Transfers out of Level 3 for principal investments represent investments that were deconsolidated during the second quarter of 2011 when employees who managed our various principal investments left Key and formed two independent entities that serve as investment managers of these investments.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$143	$143	—	—	$219	$219
Loans held for sale (a)	—	—	21	21	—	—	15	15
Operating lease assets held for sale	—	—	—	—	—	—	—	—
Goodwill and other intangible assets	—	—	—	—	—	—	—	—
Accrued income and other assets	—	$11	13	24	—	$39	23	62
Other investments	—	—	1	1	—	—	—	—

Total assets on a nonrecurring basis at fair value	—	$11	$178	$189	—	$39	$257	$296

(a)	During the first nine months of 2011, we transferred $27 million of commercial and consumer loans and leases from held-for-sale status to the held-to-maturity portfolio at their current fair value.

Impaired loans. We typically adjust the carrying amount of our impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral or the loan’s observable market price. Cash flow analysis considers internally developed inputs, such as discount rates, default rates, costs of foreclosure and changes in collateral values. The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations and assessments provided by third-party appraisers. We perform or reaffirm appraisals of collateral-dependent impaired loans at least annually. Appraisals may occur more frequently if the most recent appraisal does not accurately reflect the current market, the debtor is seriously delinquent or chronically past due, or material deterioration in the performance of the project or condition of the property has occurred. Adjustments to outdated appraisals that result in an appraisal value less than the carrying amount of a collateral-dependent impaired loan are reflected in the allowance for loan and lease losses. Impaired loans with a specifically allocated allowance based on cash flow analysis or the underlying collateral are classified as Level 3 assets, while those with a specifically allocated allowance based on an observable market price that reflects recent sale transactions for similar loans and collateral are classified as Level 2. Current market conditions, including updated collateral values, and reviews of our borrowers’ financial condition impacted the inputs used in our internal valuation analysis, resulting in write-downs of impaired loans during the first nine months of 2011.

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determined that adjustments were necessary to record some of the portfolios at the lower of cost or fair value in accordance with GAAP. Loans held for sale portfolios adjusted to fair value totaled $21 million at September 30, 2011 and $15 million at December 31, 2010. Current market conditions, including updated collateral values, and reviews of our borrowers’ financial condition impacted the inputs used in our internal models and other valuation methodologies, resulting in these adjustments.

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

Operating lease assets held for sale. The valuation of commercial finance and operating leases is performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. These leases have been classified as Level 3 assets. The inputs related to our assumptions include changes in the value of leased items and internal credit ratings. In addition, commercial leases may be valued using current nonbinding bids when they are available. The leases valued under this methodology are classified as Level 2 assets.

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

The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions; therefore, the assets are classified as Level 3. We use various assumptions depending on the type of intangible asset being valued; our assumptions may include attrition rates, types of customers, revenue streams, prepayment rates, refinancing probabilities and credit defaults. There was no impairment of other intangible assets recorded during the quarter ended September 30, 2011.

Other assets. OREO and other repossessed properties are valued based on inputs such as appraisals and third-party price opinions, less estimated selling costs. Generally, we classify these assets as Level 3; however, OREO and other repossessed properties for which we receive binding purchase agreements are classified as Level 2. Returned lease inventory is valued based on market data for similar assets and is classified as Level 2. Assets that are acquired through, or in lieu of, loan foreclosures are recorded initially as held for sale at the lower of the loan balance or fair value at the date of foreclosure. After foreclosure, valuations are updated periodically, and current market conditions may require the assets to be marked down further to a new cost basis. Mortgage servicing assets are valued based on inputs such as prepayment speeds, earn rates, credit default rates, discount rates and servicing advances. We classify these assets as Level 3.

Fair Value Disclosures of Financial Instruments

The carrying amount and fair value of our financial instruments at September 30, 2011 and December 31, 2010 are shown in the following table:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
in millions	Amount	Value	Amount	Value

ASSETS
Cash and short-term investments (a)	$5,594	$5,594	$1,622	$1,622
Trading account assets (e)	729	729	985	985
Securities available for sale (e)	17,612	17,612	21,933	21,933
Held-to-maturity securities (b)	1,176	1,186	17	17
Other investments (e)	1,210	1,210	1,358	1,358
Loans, net of allowance (c)	47,064	46,224	48,503	46,140
Loans held for sale (e)	479	479	467	467
Mortgage servicing assets (d)	177	260	196	284
Derivative assets (e)	940	940	1,006	1,006

LIABILITIES
Deposits with no stated maturity (a)	$49,319	$49,319	$45,598	$45,598
Time deposits (d)	11,713	12,071	15,012	15,502
Short-term borrowings (a)	2,247	2,247	3,196	3,196
Long-term debt (d)	10,717	11,020	10,592	10,611
Derivative liabilities(e)	1,141	1,141	1,142	1,142

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of the loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of mortgage servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.

We use valuation methods based on exit market prices in accordance with the applicable accounting guidance for fair value measurements. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During the first nine months of 2011, the fair values of our loan portfolios improved primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change significantly. If a nonexit price methodology was used for valuing our loan portfolio for continuing operations, it would result in a premium of 0.5%. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, which were consolidated as of January 1, 2010 in accordance with new consolidation accounting guidance, as well as loans in portfolio (recorded at fair value), loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans held for sale (prior to the second quarter of 2011), all of which are outside the trusts. The fair value of loans held for sale was identical to the aggregate carrying amount of the loans. All of these loans were excluded from the table above as follows:

¿	loans at carrying value, net of allowance, of $3.0 billion ($2.5 billion at fair value) at September 30, 2011 and $3.2 billion ($2.8 billion at fair value) at December 31, 2010;

¿	portfolio loans at fair value of $75 million at September 30, 2011 that were acquired from one of the education lending securitization trusts on September 27, 2011, pursuant to the legal terms of the trust;

¿	loans held for sale of $15 million at December 31, 2010. There were no loans held for sale at September 30, 2011; and

¿	loans in the trusts at fair value of $2.8 billion at September 30, 2011 and $3.1 billion at December 31, 2010.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $2.6 billion in fair value at September 30, 2011 and $3.0 billion in fair value at December 31, 2010, are also excluded from the above table. Additional information regarding the consolidation of the education lending securitization trusts is provided in Note 11 (“Divestiture and Discontinued Operations”).

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $1.9 billion at September 30, 2011 and $1.8 billion at December 31, 2010 are included in “Loans, net of allowance” in the above table.

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

The increase in our held-to-maturity securities is invested in Federal Agency CMOs as we increased this portfolio in response to potential future changes in regulatory capital rules.

	September 30, 2011
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$62	$3	—	$65
Collateralized mortgage obligations	16,108	575	—	16,683
Other mortgage-backed securities	780	70	—	850
Other securities	14	—	—	14

Total securities available for sale	$16,964	$648	—	$17,612

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1	—	—	$1
Collateralized mortgage obligations	1,157	$10	—	1,167
Other securities	18	—	—	18

Total held-to-maturity securities	$1,176	$10	—	$1,186

	December 31, 2010
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	170	$2	—	172
Collateralized mortgage obligations	20,344	408	$87	20,665
Other mortgage-backed securities	998	71	—	1,069
Other securities	15	4	—	19

Total securities available for sale	$21,535	$485	$87	$21,933

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1	—	—	$1
Other securities	16	—	—	16

Total held-to-maturity securities	$17	—	—	$17

	September 30, 2010
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$8	—	—	$8
States and political subdivisions	73	$4	—	77
Collateralized mortgage obligations	19,197	689	—	19,886
Other mortgage-backed securities	1,097	84	—	1,181
Other securities	76	14	$1	89

Total securities available for sale	$20,451	$791	$1	$21,241

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$2	—	—	$2
Other securities	16	—	—	16

Total held-to-maturity securities	$18	—	—	$18

The following table summarizes our securities that were in an unrealized loss position as of September 30, 2011, December 31, 2010, and September 30, 2010.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

September 30, 2011
Securities available for sale:
State and political divisions	$1	—	—	—	$1	—
Collateralized mortgage obligations	1	—	—	—	1	—
Other securities	5	—	—	—	5	—
Held-to-maturity:
Collateralized mortgage obligations	404	—	—	—	404	—

Total temporarily impaired securities	$411	—	—	—	$411	—

December 31, 2010
Securities available for sale:
Collateralized mortgage obligations	$4,028	$87	—	—	$4,028	$87

Total temporarily impaired securities	$4,028	$87	—	—	$4,028	$87

September 30, 2010
Securities available for sale:
Collateralized mortgage obligations	$399	—	—	—	$399	—
Other securities	3	—	$2	$1	5	$1

Total temporarily impaired securities	$402	—	$2	$1	$404	$1

We had less than $1 million of gross unrealized losses at September 30, 2011, that related to three fixed-rate collateralized mortgage obligations, which we invested in as part of an overall A/LM strategy. Since these securities have fixed interest rates, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments have been reduced to their fair value through OCI, not earnings. These securities have a weighted-average maturity of .2 years at September 30, 2011.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

Debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended September 30, 2011.

Three months ended September 30, 2011

in millions

Balance at June 30, 2011	$4
Impairment recognized in earnings	—

Balance at September 30, 2011	$4

Realized gains and losses related to securities available for sale were as follows:

Nine months ended September 30, 2011

in millions	in millions

Realized gains	$23
Realized losses	(22)

Net securities gains (losses)	$1

At September 30, 2011, securities available for sale and held-to-maturity securities totaling $11.2 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
September 30, 2011	Amortized	Fair	Amortized	Fair
in millions	Cost	Value	Cost	Value

Due in one year or less	$492	$506	$10	$9
Due after one through five years	16,382	17,008	1,166	1,177
Due after five through ten years	79	86	—	—
Due after ten years	11	12	—	—

Total	$16,964	$17,612	$1,176	$1,186

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

The primary derivatives that we use are interest rate swaps, caps, floors and futures; foreign exchange contracts; energy derivatives; credit derivatives; and equity derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. As further discussed in this note:

¿	interest rate risk represents the possibility that the EVE or net interest income will be adversely affected by fluctuations in interest rates;
¿	credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms; and
¿	foreign exchange risk is the risk that an exchange rate will adversely affect the fair value of a financial instrument.

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

At September 30, 2011, after taking into account the effects of bilateral collateral and master netting agreements, we had $227 million of derivative assets and $217 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $713 million and derivative liabilities of $924 million that were not designated as hedging instruments.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. The amount of these contracts at September 30, 2011, was not significant.

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

We also enter into derivative contracts for other purposes, including:

¿	interest rate swap, cap, floor and futures contracts entered into generally to accommodate the needs of commercial loan clients;

¿	energy swap and options contracts entered into to accommodate the needs of clients;

¿	interest rate derivatives and foreign exchange contracts used for proprietary trading purposes;

¿	positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above; and

¿	foreign exchange forward contracts entered into to accommodate the needs of clients.

These contracts are not designated as part of hedge relationships.

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross basis as of September 30, 2011, December 31, 2010, and September 30, 2010. The change in the notional amounts of these derivatives by type from December 31, 2010 to September 30, 2011 indicates the volume of our derivative transaction activity during the first nine months of 2011. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	September 30, 2011			December 31, 2010			September 30, 2010
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$12,139	$613	$29	$10,586	$458	$17	$14,126	$654	$14
Foreign exchange	1,098	—	238	1,093	—	240	1,523	56	219
Total	13,237	613	267	11,679	458	257	15,649	710	233
Derivatives not designated as hedging instruments:
Interest rate	47,302	1,429	1,447	48,344	1,308	1,319	58,415	1,746	1,754
Foreign exchange	6,312	190	176	5,946	180	164	5,835	244	228
Energy and commodity	1,835	270	275	1,827	318	335	1,980	365	384
Credit	2,951	40	37	3,375	39	31	3,549	43	44
Equity	23	3	3	20	1	1	19	1	1
Total	58,423	1,932	1,938	59,512	1,846	1,850	69,798	2,399	2,411
Netting adjustments (a)	—	(1,605)	(1,064)	—	(1,298)	(965)	N/A	(1,851)	(1,314)
Total derivatives	$71,660	$940	$1,141	$71,191	$1,006	$1,142	$85,447	$1,258	$1,330

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the nine-month period ended September 30, 2011, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of September 30, 2011.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the nine-month periods ended September 30, 2011 and 2010, and where they are recorded on the income statement.

	Nine months ended September 30, 2011
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$193	Long-term debt	Other income	$(193)	(a)
Interest rate	Interest expense – Long-term debt	169
Foreign exchange	Other income	2	Long-term debt	Other income	(5)	(a)
Foreign exchange	Interest expense – Long-term debt	9	Long-term debt	Interest expense – Long-term debt	(12)	(b)
Total		$373			$(210)

	Nine months ended September 30, 2010
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$272	Long-term debt	Other income	$(270)	(a)
Interest rate	Interest expense – Long-term debt	160
Foreign exchange	Other income	(112)	Long-term debt	Other income	102	(a)
Foreign exchange	Interest expense – Long-term debt	5	Long-term debt	Interest expense – Long-term debt	(10)	(b)
Total		$325			$(178)

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and is subsequently reclassified into income when the hedged transaction impacts earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the nine-month period ended September 30, 2011, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, the majority of our cash flow hedges remained “highly effective” as of September 30, 2011.

The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the nine-month periods ended September 30, 2011 and 2010, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Nine months ended September 30, 2011
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Interest rate	$65	Interest income – Loans	$38	Other income	—
Interest rate	(44)	Interest expense – Long-term debt	(8)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—
Total	$21		$30		—

	Nine months ended September 30, 2010
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Interest rate	$59	Interest income – Loans	$170	Other income	—
Interest rate	(33)	Interest expense – Long-term debt	(13)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—
Total	$26		$157		—

The after-tax change in AOCI resulting from cash flow hedges is as follows:

in millions	December 31, 2010	2011 Hedging Activity	Reclassification of Gains to Net Income		September 30, 2011
AOCI resulting from cash flow hedges	$8	$13		$(19)	$2

Considering the interest rates, yield curves and notional amounts as of September 30, 2011, we would expect to reclassify an estimated $6 million of net losses on derivative instruments from AOCI to income during the next twelve months. In addition, we expect to reclassify approximately $13 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. The maximum length of time over which we hedge forecasted transactions is 16 years.

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the nine-month periods ended September 30, 2011 and 2010, and where they are recorded on the income statement.

	Nine months ended September 30,
in millions	2011	2010
NET GAINS (LOSSES) (a)
Interest rate	$11	$12
Foreign exchange	31	32
Energy and commodity	3	4
Credit	(14)	(21)
Total net gains (losses)	$31	$27

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The collateral netted against derivative assets on the balance sheet totaled $511 million at September 30, 2011, $331 million at December 31, 2010, and $538 million at September 30, 2010. The collateral netted against derivative liabilities totaled $30 million at September 30, 2011, $2 million at December 31, 2010, and less than $1 million at September 30, 2010.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	September 30, 2011	December 31, 2010	September 30, 2010
Largest gross exposure (derivative asset) to an individual counterparty	$205	$168	$241
Collateral posted by this counterparty	54	25	46
Derivative liability with this counterparty	250	275	338
Collateral pledged to this counterparty	114	141	143
Net exposure after netting adjustments and collateral	14	9	2

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	September 30, 2011	December 31, 2010	September 30, 2010
Interest rate	$1,298	$1,134	$1,549
Foreign exchange	71	104	157
Energy and commodity	65	84	72
Credit	15	14	17
Equity	2	1	1
Derivative assets before collateral	1,451	1,337	1,796
Less: Related collateral	511	331	538
Total derivative assets	$940	$1,006	$1,258

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes and proprietary trading purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At September 30, 2011, after taking into account the effects of bilateral collateral and master netting agreements, we had gross exposure of $1 billion to broker-dealers and banks. We had net exposure of $240 million after the application of master netting agreements and collateral; our net exposure to broker-dealers and banks at September 30, 2011, was reduced to $44 million with $196 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $32 million at September 30, 2011, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2010, the default reserve was $48 million. At September 30, 2011, after taking into account the effects of master netting agreements, we had gross exposure of $772 million to client counterparties. We had net exposure of $700 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

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

	September 30, 2011			December 31, 2010			September 30, 2010
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net
Single name credit default swaps	$9	$(5)	$4	$(8)	$9	$1	$6	$2	$8
Traded credit default swap indices	6	(8)	(2)	—	2	2	1	(1)	—
Other	2	(1)	1	5	—	5	4	(1)	3
Total credit derivatives	$17	$(14)	$3	$(3)	$11	$8	$11	$—	$11

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2011, December 31, 2010, and September 30, 2010. Except as noted, the payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	September 30, 2011			December 31, 2010				September 30, 2010
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk		Notional Amount	Average Term (Years)	Payment / Performance Risk
Single name credit default swaps	$903	2.37	3.89%	$942	2.42	3.93%		$1,033	2.43	2.85%
Traded credit default swap indices	346	3.45	4.04	369	3.86	6.68		399	4.00	6.78
Other	20	5.55	10.82	48	2.00	Low	(a)	48	2.90	Low
Total credit derivatives sold	$1,269	—	—	$1,359	—	—		$1,480	—	—

(a)	The other credit derivatives were not referenced to an entity’s debt obligation. We determined the payment/performance risk based on the probability that we could be required to pay the maximum amount under the credit derivatives. We have determined that the payment/performance risk associated with the other credit derivatives was low (i.e., less than or equal to 30% probability of payment).

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2011, KeyBank’s ratings with Moody’s and S&P were “A3” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there was a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of September 30, 2011, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $907 million, which includes $687 million in derivative assets and $1.6 billion in derivative liabilities. We had $901 million in cash and securities collateral posted to cover those positions as of September 30, 2011.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2011, December 31, 2010, and September 30, 2010. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of September 30, 2011, and take into account all collateral already posted. At September 30, 2011, KeyCorp did not have any derivatives in a net liability position that contained credit risk contingent features.

	September 30, 2011		December 31, 2010		September 30, 2010
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A2	A-
One rating downgrade	$11	$11	$16	$16	$29	$19
Two rating downgrades	16	16	27	27	48	27
Three rating downgrades	16	16	32	32	55	32
If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2011, payments of up to $17 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. KeyBank’s long-term senior unsecured credit rating currently is four ratings above noninvestment grade at Moody’s and S&P.

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

	Nine months ended September 30,
in millions	2011	2010
Balance at beginning of period	$196	$221
Servicing retained from loan sales	15	5
Purchases	7	10
Amortization	(41)	(33)
Balance at end of period	$177	$203

Fair value at end of period	$260	$295

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The primary economic assumptions used to measure the fair value of our mortgage servicing assets at September 30, 2011 and 2010, are:

¿	prepayment speed generally at an annual rate of 0.00% to 25.00%;

¿	expected credit losses at a static rate of 2.00% to 3.00%;

¿	residual cash flows discount rate of 7.00% to 15.00%; and

¿	value assigned to escrow funds at an interest rate of .24% to 7.18%.

Changes in these economic assumptions could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At September 30, 2011, a 1.00% decrease in the value assigned to the escrow deposits would cause a $28 million decrease in the fair value of our mortgage servicing assets; and an increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $2 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $72 million and $54 million for the nine-month periods ended September 30, 2011 and 2010, respectively. We have elected to remeasure servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.

Subsequent to its January 19, 2011, publicly issued announcement, Moody’s, a credit rating agency that rates KeyCorp and KeyBank debt securities, indicated to KeyBank that certain escrow deposits associated with our mortgage servicing operations had to be moved to another financial institution which meets Moody’s minimum ratings threshold. As a result of this decision by Moody’s, during the first quarter of 2011, KeyBank transferred approximately $1.5 billion of these escrow deposit balances to an acceptably-rated institution resulting in an immaterial impairment of the related mortgage servicing assets. We funded this movement of the escrow deposits by selling a similar amount of securities available for sale at the time of the transfer. KeyBank had ample liquidity reserves to offset the loss of these deposits.

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 103 of our 2010 Annual Report on Form 10-K and Note 11 (“Divestiture and Discontinued Operations”) in this report under the heading “Education lending.”

9. Variable Interest Entities

A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of the following criteria:

¿	The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.

¿	The entity’s investors lack the power to direct the activities that most significantly impact the entity’s economic performance.

¿	The entity’s equity at risk holders do not have the obligation to absorb losses or the right to receive residual returns.

¿	The voting rights of some investors are not proportional to their economic interests in the entity, and substantially all of the entity’s activities involve, or are conducted on behalf of, investors with disproportionately few voting rights.

Our VIEs are summarized below. We define a “significant interest” in a VIE as a subordinated interest that exposes us to a significant portion, but not the majority, of the VIE’s expected losses or residual returns, even though we do not have the power to direct the activities that most significantly impact the entity’s economic performance.

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2011
LIHTC funds	$87	N/A	$127	—	—
Education loan securitization trusts	2,860	$2,651	N/A	N/A	N/A
LIHTC investments	N/A	N/A	1,047	—	$478

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $72 million at September 30, 2011. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At September 30, 2011, we estimated the settlement value of these third-party interests to be between $36 million and $47 million, while the recorded value, including reserves, totaled $94 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

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

We consolidated our ten outstanding education loan securitization trusts as of January 1, 2010. We were required to consolidate these trusts because we hold the residual interests and as the master servicer we have the power to direct the activities that most significantly impact the trusts’ economic performance. We elected to consolidate these trusts at fair value. The trust assets can be used only to settle the obligations or securities that the trusts issue; we cannot sell the assets or transfer the liabilities. The security holders or beneficial interest holders do not have recourse to us, and we do not have any liability recorded related to their securities. During the third quarter of 2011, we determined that the $45 million cumulative effect adjustment made related to the consolidation of these trusts on January 1, 2010, was incorrect. Further information regarding this error and its correction as well as these education loan securitization trusts is provided in Note 11 (“Divestiture and Discontinued Operations”) under the heading “Education lending.”

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly impact the economic performance of these entities. At September 30, 2011, assets of these unconsolidated nonguaranteed funds totaled $127 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

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

At September 30, 2011, assets of these unconsolidated LIHTC operating partnerships totaled approximately $1 billion. At September 30, 2011, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $390 million plus $88 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During the first nine months of 2011, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $1.1 billion at September 30, 2011. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 12 under the heading “Return guarantee agreement with LIHTC investors.”

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 28.6% for the third quarter of 2011, 27.1% for the second quarter of 2011, and 28.7% for the third quarter of 2010. The effective tax rates are below our combined federal and state statutory tax rate of 37.2%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance, and credits associated with investments in low-income housing projects.

Deferred Tax Asset

As of September 30, 2011, we had a consolidated federal net deferred tax asset of $62 million and a state deferred tax liability of $29 million compared to a combined net federal and state deferred tax assets of $220 million as of June 30, 2011 and $389 million as of September 30, 2010, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. Based on these criteria, and in particular our expectations for future taxable income, we currently believe that it is more-likely-than-not that we will realize the net deferred tax asset in future periods.

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

The changes in fair value of the assets and liabilities of the education loan securitization trusts and the loans at fair value in portfolio (discussed later in this note), and the interest income and expense from the loans and the securities of the trusts and the loans at fair value in portfolio are all recorded as a component of “income (loss) from discontinued operations, net of taxes” on the income statement. These amounts are shown separately in the following table. Gains and losses attributable to changes in fair value are recorded as a component of noninterest income or expense. It is our policy to recognize interest income and expense related to the loans and securities separately from changes in fair value. These amounts are shown as a component of “Net interest income.”

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2011	2010	2011	2010
Net interest income	$35	$40	$106	$119
Provision for loan and lease losses	37	18	99	56
Net interest income (expense) after provision for loan and lease losses	(2)	22	7	63
Noninterest income	(16)	15	(37)	(41)
Noninterest expense	10	11	30	36
Income (loss) before income taxes	(28)	26	(60)	(14)
Income taxes	(10)	10	(22)	(5)
Income (loss) from discontinued operations, net of taxes (a)	$(18)	$16	$(38)	$(9)

(a)	Includes after-tax charges of $12 million and $15 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $37 million and $45 million for the nine-month periods ended September 30, 2011 and 2010, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

in millions	September 30, 2011	December 31, 2010	September 30, 2010
Trust loans at fair value	$2,829	$3,125	$3,247
Portfolio loans at fair value	75	—	—
Loans, net of unearned income of $1, $1 and $1	3,080	3,326	3,389
Less: Allowance for loan and lease losses	115	114	123
Net loans	5,869	6,337	6,513
Loans held for sale	—	15	15
Trust accrued income and other assets at fair value	132	169	189
Total assets	$6,001	$6,521	$6,717

Trust accrued expense and other liabilities at fair value	$28	$31	$43
Trust securities at fair value	2,623	2,966	3,080
Total liabilities	$2,651	$2,997	$3,123

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

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts are comprised of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $209 million as of September 30, 2011. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

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

During the third quarter of 2011, we corrected an error related to the $45 million cumulative effect adjustment recorded to beginning retained earnings upon consolidation of the education loan securitization trusts on January 1, 2010. Deferred taxes had not been appropriately recognized for the assets and liabilities of the trusts consolidated which were accounted for at fair value for book purposes but not for tax. We assessed the materiality of the error in accordance with the applicable SEC guidance and concluded that the error was not material, individually or in the aggregate, to our financial position for any prior period or the quarter ending September 30, 2011, to trends for those periods affected or to a fair presentation of our financial statements for those periods. The error had no impact on our results of operations. Accordingly, results for prior periods have not been restated. Instead, accrued income and other assets and retained earnings were reduced by $30 million to correct this error in the third quarter of 2011.

On September 27, 2011, we purchased the government-guaranteed loans from one of the education loan securitization trusts pursuant to the legal terms of the particular trust. The cash proceeds from the sale of these loans by the particular trust were used to retire the outstanding securities related to these government-guaranteed loans. This particular trust remains in existence and continues to maintain the private education loan portfolio and has securities related to these loans outstanding. The government-guaranteed loans we purchased will be held as portfolio loans that will be accounted for at fair value. For the third quarter of 2011, the loans purchased from the trust that are held in portfolio at fair value were valued based on the purchase price of these loans as determined in accordance with the legal terms of this particular trust and are considered to be Level 3 assets.

At September 30, 2011, the primary economic assumptions used to measure the fair value of the assets and liabilities of the trusts are shown in the following table. The fair value is determined by calculating the present value of the future expected cash flows; those cash flows are affected by the following assumptions. We rely on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts because observable market data is not available.

September 30, 2011
Weighted-average life (years)	1.4 - 6.0
PREPAYMENT SPEED ASSUMPTIONS (ANNUAL RATE)	4.00% - 26.00%
EXPECTED CREDIT LOSSES	2.00% - 80.00%
LOAN DISCOUNT RATES (ANNUAL RATE)	2.45% - 10.80%
SECURITY DISCOUNT RATES (ANNUAL RATE)	2.15% - 9.80%
EXPECTED DEFAULTS (STATIC RATE)	3.75% - 40.00%

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of September 30, 2011. At September 30, 2011, loans held by the trusts with unpaid principal balances of $37 million ($35 million on a fair value basis) and portfolio loans at fair value with unpaid principal balances of $2 million ($2 million on a fair value basis) were 90 days or more past due. Loans held by the trusts aggregating $19 million ($17 million on a fair value basis) were in nonaccrual status while portfolio loans at fair value in nonaccrual status aggregated to less than $1 million on both a contractual amount and fair value basis.

September 30, 2011	Contractual Amount	Fair Value
in millions
ASSETS
Portfolio loans	$75	$75
Trust loans	3,001	2,829
Trust other assets	31	31

LIABILITIES
Trust securities	$3,080	$2,623
Trust other liabilities	28	28

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value as well as the portfolio loans that are measured at fair value on a recurring basis.

September 30, 2011
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$75	$75
Trust loans	—	—	2,829	2,829
Trust other assets	—	—	31	31
Total assets on a recurring basis at fair value	—	—	$2,935	$2,935

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$2,623	$2,623
Trust other liabilities	—	—	28	28
Total liabilities on a recurring basis at fair value	—	—	$2,651	$2,651

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts for the nine-month period ended September 30, 2011.

in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities
Balance at January 1, 2011	—	$3,125	$45	$2,966	$31
Gains (losses) recognized in earnings (a)	—	49	—	83	—
Purchases	$75	—	—	—	—
Sales	—	(75)	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(270)	(14)	(426)	(3)
Balance at September 30, 2011	$75	$2,829	$31	$2,623	$28

(a)	Gains (losses) on the Trust Student Loans and Trust Securities were driven primarily by fair value adjustments.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2011	2010	2011	2010
Noninterest income	—	—	$1	$4
Other noninterest expense	—	$1	1	5
Income (loss) before income taxes	—	(1)	—	(1)
Income taxes	$(1)	—	(1)	—
Income (loss) from discontinued operations, net of taxes	$1	$(1)	$1	$(1)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

in millions	September 30, 2011	December 31, 2010	September 30, 2010
Cash and due from banks	$31	$33	$32
Net loans	1	—	—
Other intangible assets	—	—	1

Total assets	$32	$33	$33

Accrued expense and other liabilities	—	$1	$1
Total liabilities	—	$1	$1

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2011	2010	2011	2010
Net interest income	$35	$40	$106	$119
Provision for loan and lease losses	37	18	99	56
Net interest income (expense) after provision for loan and lease losses	(2)	22	7	63
Noninterest income	(16)	15	(36)	(37)
Noninterest expense	10	12	31	41
Income (loss) before income taxes	(28)	25	(60)	(15)
Income taxes	(11)	10	(23)	(5)
Income (loss) from discontinued operations, net of taxes (a)	$(17)	$15	$(37)	$(10)

(a)	Includes after-tax charges of $12 million and $15 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $37 million and $45 million for the nine-month periods ended September 30, 2011 and 2010, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

in millions	September 30, 2011	December 31, 2010	September 30, 2010
Cash and due from banks	$31	$33	$32
Trust loans at fair value	2,829	3,125	3,247
Portfolio loans at fair value	75	—	—
Loans, net of unearned income of $1, $1 and $1	3,081	3,326	3,389
Less: Allowance for loan and lease losses	115	114	123
Net loans	5,870	6,337	6,513
Loans held for sale	—	15	15
Other intangible assets	—	—	1
Trust accrued income and other assets at fair value	132	169	189
Total assets	$6,033	$6,554	$6,750

Trust accrued expense and other liabilities at fair value	$28	$31	$43
Accrued expense and other liabilities	—	1	1
Trust securities at fair value	2,623	2,966	3,080
Total liabilities	$2,651	$2,998	$3,124

12. Contingent Liabilities and Guarantees

Legal Proceedings

For additional information on our legal proceedings, we refer you to our 2010 Annual Report on Form 10-K, Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on pages 147 to 148, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011, Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on page 46 to 47 and on page 48 to 49, respectively.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2011. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 105 of our 2010 Annual Report on Form 10-K.

September 30, 2011 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded
Financial guarantees:
Standby letters of credit	$10,477	$54
Recourse agreement with FNMA	858	13
Return guarantee agreement with LIHTC investors	65	65
Written put options (a)	1,654	84
Default guarantees	51	1
Total	$13,105	$217

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2011, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At September 30, 2011, our standby letters of credit had a remaining weighted-average life of 2.3 years, with remaining actual lives ranging from less than one year to as many as seven years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At September 30, 2011, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 5.8 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $2.7 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at September 30, 2011. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; therefore, any loss incurred could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $65 million at September 30, 2011, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments. A significant portion of these amounts are due and payable within the next twelve months.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At September 30, 2011, our written put options had an average life of 1.6 years. These instruments are considered to be guarantees as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability or an equity security held by the guaranteed party (i.e., the commercial loan client). We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payments by entering into offsetting positions with third parties.

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

Liquidity facilities that support asset-backed commercial paper conduits. At September 30, 2011, we had one liquidity facility remaining outstanding with an unconsolidated third-party commercial paper conduit. This liquidity facility, which will expire by May 31, 2012, obligates us to provide aggregate funding of up to $51 million in the event that a credit market disruption or other factors prevent the conduit from issuing commercial paper. The aggregate amount available to be drawn which is based on the amount of the conduit’s current commitments to borrowers totaled $23 million at September 30, 2011. We periodically evaluate our commitment to provide liquidity.

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

We unconditionally guarantee the following payments or distributions on behalf of the trusts:

¿	required distributions on the capital securities;

¿	the redemption price when a capital security is redeemed; and

¿	the amounts due if a trust is liquidated or terminated.

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

As of September 30, 2011, the capital securities issued by the KeyCorp and Union State Bank capital trusts represent $1.4 billion or 13% of our total qualifying Tier 1 capital, net of goodwill.

The capital securities, common stock and related debentures are summarized as follows:

dollars in millions	Capital Securities, Net of Discount	(a)	Common Stock	Principal Amount of Debentures, Net of Discount	(b)	Interest Rate of Capital Securities and Debentures	(c)	Maturity of Capital Securities and Debentures
September 30, 2011
KeyCorp Capital I	$156		$6	$162		.986%		2028
KeyCorp Capital II	114		4	118		6.875		2029
KeyCorp Capital III	148		4	152		7.750		2029
KeyCorp Capital VII	190		5	195		5.700		2035
KeyCorp Capital IX (d)	334		—	334		6.750		2066
KeyCorp Capital X (d)	604		—	604		8.000		2068
Union State Statutory II	20		—	20		3.834		2031
Union State Statutory IV	10		—	10		3.049		2034
Total	$1,576		$19	$1,595		6.574%		—

December 31, 2010	$1,797		$26	$1,948		6.546%		—

September 30, 2010	$1,801		$26	$2,044		6.572%		—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Certain capital securities include basis adjustments related to fair value hedges totaling $169 million at September 30, 2011, $6 million at December 31, 2010, and $10 million at September 30, 2010. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem our debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); July 16, 1999 (for debentures owned by KeyCorp Capital III); December 15, 2011 (for debentures owned by KeyCorp Capital IX); March 15, 2013 (for debentures owned by KeyCorp Capital X); July 31, 2006 (for debentures owned by Union State Statutory II); and April 7, 2009 (for debentures owned by Union State Statutory IV); and (ii) in whole at any time within 90 days after and during the continuation of: a “tax event,” a “capital treatment event”, with respect to KeyCorp Capital VII, IX and X only an “investment company event,” and with respect to KeyCorp Capital X only a “rating agency event” (as each is defined in the applicable indenture). If the debentures purchased by KeyCorp Capital I, KeyCorp Capital VII, KeyCorp Capital IX, Union State Statutory II or Union State Statutory IV are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of debentures shown above includes adjustments related to hedging with financial instruments totaling $169 million at September 30, 2011, $131 million at December 31, 2010, and $227 million at September 30, 2010.

(c)	The interest rates for KeyCorp Capital II, KeyCorp Capital III, KeyCorp Capital VII, KeyCorp Capital IX, and KeyCorp Capital X are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. Union State Statutory II has a floating interest rate equal to three-month LIBOR plus 358 basis points that reprices quarterly. Union State Statutory IV has a floating interest rate equal to three-month LIBOR plus 280 basis points that reprices quarterly. The total interest rates are weighted-average rates.

(d)	In connection with each of these issuances of capital securities, KeyCorp entered into a replacement capital covenant (“RCC”). Should KeyCorp redeem or purchase these securities or related subordinated debentures, absent receipt of consent from the holders of the “Covered Debt” or certain limited exceptions, KeyCorp would need to comply with the applicable RCC.

On September 1, 2011, KeyCorp fully redeemed the following capital securities: KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, and Union State Capital I. As previously reported, on September 1, 2011, KeyCorp submitted notices to the property trustee for the redemption in full of the capital securities issued by Union State Statutory Trust II and Union State Statutory Trust IV. Subsequent to the end of the quarter, the capital securities issued by Union State Statutory Trust II and Union State Statutory Trust IV were redeemed on October 31, 2011, and October 7, 2011, respectively. Additionally, in August 2011, KeyCorp repurchased $23 million of capital securities issued by KeyCorp Capital VII.

On October 31, 2011, KeyCorp submitted notice to the property trustee for the redemption in full of the capital securities issued by KeyCorp Capital IX; such capital securities will be redeemed on December 15, 2011.

14. Employee Benefits

Pension Plans

Effective December 31, 2009, we amended our pension plans to freeze all benefit accruals and close the plans to new employees. We will continue to credit participants’ existing account balances for interest until they receive their plan benefits. We changed certain pension plan assumptions as a result of freezing the pension plans.

The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2011	2010	2011	2010
Interest cost on PBO	$14	$15	$42	$45
Expected return on plan assets	(20)	(18)	(60)	(54)
Amortization of losses	3	(9)	9	9
Net pension cost	$(3)	$(12)	$(9)	—

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

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2011	2010	2011	2010
Interest cost on APBO	$1	$1	$3	$3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized prior service benefit	—	—	—	(1)
Net postretirement benefit cost	—	—	—	$(1)

The “Patient Protection and Affordable Care Act” and “Education Reconciliation Act of 2010,” which were signed into law on March 23, 2010, and March 30, 2010, respectively, changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefits under Medicare Part D. As a result of these laws, these subsidy payments become taxable in tax years beginning after December 31, 2012. The accounting guidance applicable to income taxes requires the impact of a change in tax law to be immediately recognized in the period that includes the enactment date. The changes to the tax law as a result of the “Patient Protection and Affordable Care Act” and “Education Reconciliation Act of 2010” did not impact us as we did not have a deferred tax asset recorded as a result of Medicare Part D subsidies received.

15. Shareholders’ Equity

Comprehensive Capital Plan

In November 2010, the Federal Reserve issued Revised Temporary Addendum to Supervisory Letter SR 09-4. This letter outlines specific criteria the Federal Reserve will consider when evaluating proposed capital actions by the 19 largest U.S. banking institutions that participated in the SCAP, including KeyCorp (“BHCs”). These include actions such as increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments more broadly. The Federal Reserve is required to assess the capital adequacy of the 19 largest BHCs based upon a review of each BHC’s comprehensive capital plan. On January 7, 2011, we submitted our comprehensive capital plan to the Federal Reserve. On March 18, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our Comprehensive Capital Plan following its Comprehensive Capital Analysis and Review (“CCAR”). On June 10, 2011, we submitted to the Federal Reserve and provided to the OCC an updated Comprehensive Capital Plan, which set forth additional capital actions related to redemptions of certain outstanding capital securities. On August 1, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our updated capital plan.

Repurchase of TARP CPP Preferred Stock, Warrant and Completion of Equity and Debt Offerings

As previously reported, we completed the repurchase of the $2.5 billion of Series B Preferred Stock and corresponding warrant issued to the U.S. Treasury Department. As a result of the repurchase, we recorded a $49 million one-time deemed dividend in the first quarter of 2011 related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. Beginning with the second quarter of 2011, the repurchase resulted in the elimination of quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares. In total, we paid $2.867 billion to the U.S. Treasury during the investment period in the form of dividends, principal and repurchase of the warrant, resulting in a return to the U.S. Treasury of $367 million above the initial investment of $2.5 billion on November 14, 2008.

Cumulative Effect Adjustment (after-tax)

Effective January 1, 2010, we adopted new consolidation accounting guidance. As a result of adopting this new guidance, we consolidated our education loan securitization trusts (classified as discontinued assets and liabilities). That consolidation added $2.8 billion in assets, and liabilities and equity to our balance sheet and resulted in a cumulative effect adjustment (after-tax) of $45 million increase to beginning retained earnings on January 1, 2010. Additional information regarding the consolidation of these education loan securitization trusts is provided in Note 9 (“Variable Interest Entities”). During the third quarter of 2011, we determined that the $45 million cumulative effect adjustment made related to the consolidation of these trusts on January 1, 2010, was incorrect. Further information regarding this error and its correction is provided in Note 11 (“Divestiture and Discontinued Operations”).

16. Line of Business Results

The specific lines of business that comprise each of the major business segments (operating segments) are described below.

Key Community Bank

Regional Banking serves a range of clients.

¿	For individuals, Regional Banking offers branch-based deposit and investment products, personal finance services and loans, including residential mortgages, home equity and various types of installment loans.

¿	For small businesses, Regional Banking provides deposit, investment and credit products, and business advisory services.

¿	For high-net-worth clients, Regional Banking offers financial, estate and retirement planning, and asset management services to assist with banking, trust, portfolio management, insurance, charitable giving and related needs.

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

Key Corporate Bank

Real Estate Capital and Corporate Banking Services consists of two business units, Real Estate Capital and Corporate Banking Services.

Real Estate Capital is a national business that provides a variety of financial services to both public and private owners, investors and developers of commercial real estate. Real Estate Capital’s activities include direct lending (construction, interim and revolving lines of credit), permanent placement (origination and servicing of long term debt that is either sold or placed in the secondary market) and treasury management. This unit deals primarily with nonowner-occupied properties (i.e., generally properties in which at least 50% of the debt service is provided by rental income from non-affiliated third parties). Real Estate Capital emphasizes providing clients with finance solutions through access to the capital markets.

Corporate Banking Services provides treasury management, interest rate derivatives, and foreign exchange products and services to clients served by Key Community Bank and Key Corporate Bank. Through its Public Sector and Financial Institutions businesses, Corporate Banking Services also provides a full array of commercial banking products and services to government and not-for-profit entities and to community banks. A variety of cash management services are provided through the Global Treasury Management unit.

Equipment Finance meets the equipment financing needs of companies worldwide and provides equipment manufacturers, distributors and resellers with financing options for their clients. Lease financing receivables and related revenues are assigned to other lines of business (primarily Institutional and Capital Markets, and Commercial Banking) if those businesses are principally responsible for maintaining the relationship with the client.

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

The table on the following pages shows selected financial data for our two major business segments for the three- and nine-month periods ended September 30, 2011 and 2010. This table is accompanied by supplementary information for each of the lines of business that make up these segments. The information was derived from the internal financial reporting system we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way we use our judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable to line of business results presented by other companies.

The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

¿	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment and/or repricing characteristics.

¿	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line of business actually uses the services.

¿	The consolidated provision for loan and lease losses is allocated among the lines of business primarily based on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated allowance for loan and lease losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 102 in our 2010 Annual Report on Form 10-K.

¿	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

¿	Capital is assigned based on our assessment of economic risk factors (primarily credit, operating and market risk) directly attributable to each line of business.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in our organizational structure.

Three months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2011	2010	2011	2010
SUMMARY OF OPERATIONS
Net interest income (TE)	$371	$403	$170	$199
Noninterest income	194	193	198	225
Total revenue (TE) (a)	565	596	368	424
Provision (credit) for loan and lease losses	39	75	(40)	(25)
Depreciation and amortization expense	9	9	17	24
Other noninterest expense	447	450	199	213
Income (loss) from continuing operations before income taxes (TE)	70	62	192	212
Allocated income taxes and TE adjustments	12	9	70	79
Income (loss) from continuing operations	58	53	122	133
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	58	53	122	133
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	(1)
Net income (loss) attributable to Key	$58	$53	$122	$134

AVERAGE BALANCES (b)
Loans and leases	$26,270	$26,772	$16,985	$19,540
Total assets (a)	29,681	30,009	21,168	23,772
Deposits	47,672	48,682	10,544	11,565

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$60	$129	$22	$122
Return on average allocated equity (b)	7.37%	6.08%	22.54%	17.73%
Return on average allocated equity	7.37	6.08	22.54	17.73
Average full-time equivalent employees (c)	8,641	8,303	2,288	2,210

Nine months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2011	2010	2011	2010
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,123	$1,223	$528	$592
Noninterest income	566	569	631	610
Total revenue (TE) (a)	1,689	1,792	1,159	1,202
Provision (credit) for loan and lease losses	130	339	(137)	235
Depreciation and amortization expense	29	27	56	73
Other noninterest expense	1,320	1,334	594	685
Income (loss) from continuing operations before income taxes (TE)	210	92	646	209
Allocated income taxes and TE adjustments	37	(5)	236	75
Income (loss) from continuing operations	173	97	410	134
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	173	97	410	134
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	(1)
Net income (loss) attributable to Key	$173	$97	$409	$135

AVERAGE BALANCES (b)
Loans and leases	$26,275	$27,249	$17,274	$20,966
Total assets (a)	29,703	30,396	21,459	24,934
Deposits	47,831	50,167	10,671	12,056
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$215	$393	$126	$547
Return on average allocated equity (b)	7.25%	3.68%	23.49%	5.62%
Return on average allocated equity	7.25	3.68	23.49	5.62
Average full-time equivalent employees (c)	8,509	8,242	2,212	2,200

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2011	2010	2011	2010	2011	2010	2011	2010

$12	$39	$553	$641	$2	$6	$555	$647
93	75	485	493	(2)	(7)	483	486
105	114	1,038	1,134	—	(1)	1,038	1,133
10	44	9	94	1	—	10	94
4	9	30	42	35	39	65	81
20	44	666	707	(39)	(52)	627	655
71	17	333	291	3	12	336	303
15	(8)	97	80	4	12	101	92
56	25	236	211	(1)	—	235	211
—	—	—	—	(17)	15	(17)	15
56	25	236	211	(18)	15	218	226
1	8	1	7	—	—	1	7
$55	$17	$235	$204	$(18)	$15	$217	$219

$4,678	$6,213	$47,933	$52,525	$75	$41	$48,008	$52,566
29,599	30,901	80,448	84,682	1,011	2,045	81,459	86,727
817	1,698	59,033	61,945	(133)	(87)	58,900	61,858

$26	$105	$108	$356	$1	$1	$109	$357
29.69%	6.79%	15.52%	10.86%	(.10)%	—	9.44%	7.36%
29.69	6.79	15.52	10.86	(1.87)	1.68%	8.76	7.90
6	180	10,935	10,693	4,555	4,891	15,490	15,584

Other Segments		Total Segments		Reconciling Items		Key
2011	2010	2011	2010	2011	2010	2011	2010

$63	$66	$1,714	$1,881	$15	$21	$1,729	$1,902
209	247	1,406	1,426	(12)	2	1,394	1,428
272	313	3,120	3,307	3	23	3,123	3,330
(25)	172	(32)	746	(6)	(11)	(38)	735
15	33	100	133	108	121	208	254
64	125	1,978	2,144	(113)	(108)	1,865	2,036
218	(17)	1,074	284	14	21	1,088	305
49	(42)	322	28	(3)	6	319	34
169	25	752	256	17	15	769	271
—	—	—	—	(37)	(10)	(37)	(10)
169	25	752	256	(20)	5	732	261
11	28	12	27	—	—	12	27
$158	$(3)	$740	$229	$(20)	$5	$720	$234

$4,980	$6,766	$48,529	$54,981	$57	$49	$48,586	$55,030
29,965	30,289	81,127	85,619	1,242	2,139	82,369	87,758
796	1,743	59,298	63,966	(142)	(103)	59,156	63,863

$95	$374	$436	$1,314	—	—	$436	$1,314
27.58%	(.37)%	15.75%	3.91%	.58%	.67%	9.93%	3.02%
27.58	(.37)	15.75	3.91	(.68)	.22	9.44	2.90
31	190	10,752	10,632	4,629	5,041	15,381	15,673

Supplementary information (Key Community Bank lines of business)

Three months ended September 30,	Regional Banking		Commercial Banking
dollars in millions	2011	2010	2011	2010
Total revenue (TE)	$448	$478	$117	$118
Provision (credit) for loan and lease losses	48	105	(9)	(30)
Noninterest expense	407	417	49	42
Net income (loss) attributable to Key	10	(13)	48	66
Average loans and leases	17,407	18,072	8,863	8,700
Average loans held for sale	51	63	9	24
Average deposits	41,204	43,327	6,468	5,355
Net loan charge-offs	53	89	7	40
Net loan charge-offs to average loans	1.21%	1.95%	.31%	1.82%
Nonperforming assets at period end	$292	$350	$147	$217
Return on average allocated equity	1.80%	(2.23)%	20.59%	22.75%
Average full-time equivalent employees	8,275	7,950	366	353

Nine months ended September 30,	Regional Banking		Commercial Banking
dollars in millions	2011	2010	2011	2010
Total revenue (TE)	$1,346	$1,452	$343	$340
Provision (credit) for loan and lease losses	129	278	1	61
Noninterest expense	1,206	1,231	143	130
Net income (loss) attributable to Key	48	4	125	93
Average loans and leases	17,500	18,407	8,775	8,842
Average loans held for sale	55	71	20	8
Average deposits	41,697	44,899	6,134	5,268
Net loan charge-offs	180	268	35	125
Net loan charge-offs to average loans	1.38%	1.95%	.53%	1.89%
Nonperforming assets at period end	$292	$350	$147	$217
Return on average allocated equity	2.89%	.23%	17.32%	10.34%
Average full-time equivalent employees	8,142	7,889	367	353

Supplementary information (Key Corporate Bank lines of business)

Three months ended September 30,	Real Estate Capital and Corporate Banking Services		Equipment Finance		Institutional and Capital Markets
dollars in millions	2011	2010	2011	2010	2011	2010
Total revenue (TE)	$144	$169	$68	$63	$156	$192
Provision (credit) for loan and lease losses	(38)	22	(8)	(12)	6	(35)
Noninterest expense	65	87	45	53	106	97
Net income (loss) attributable to Key	74	38	20	14	28	82
Average loans and leases	7,088	10,306	4,619	4,515	5,278	4,719
Average loans held for sale	173	202	7	2	93	176
Average deposits	7,286	9,146	11	5	3,247	2,414
Net loan charge-offs	19	103	(1)	25	4	(6)
Net loan charge-offs to average loans	1.06%	3.97%	(.09)%	2.20%	.30%	(.50)%
Nonperforming assets at period end	$240	$719	$31	$86	$55	$81
Return on average allocated equity	26.47%	8.27%	25.76%	16.58%	15.22%	38.68%
Average full-time equivalent employees	942	895	511	536	835	779

Nine months ended September 30,	Real Estate Capital and Corporate Banking Services		Equipment Finance		Institutional and Capital Markets
dollars in millions	2011	2010	2011	2010	2011	2010
Total revenue (TE)	$463	$483	$194	$184	$502	$535
Provision (credit) for loan and lease losses	(78)	244	(64)	1	5	(10)
Noninterest expense	183	304	142	148	325	306
Net income (loss) attributable to Key	225	(40)	73	22	111	153
Average loans and leases	7,789	11,364	4,595	4,522	4,890	5,080
Average loans held for sale	181	170	3	6	99	158
Average deposits	7,751	9,502	10	5	2,910	2,549
Net loan charge-offs	110	452	12	61	4	34
Net loan charge-offs to average loans	1.89%	5.32%	.35%	1.80%	.11%	.89%
Nonperforming assets at period end	$240	$719	$31	$86	$55	$81
Return on average allocated equity	23.71%	(2.75)%	30.79%	8.26%	20.00%	22.33%
Average full-time equivalent employees	909	906	514	549	789	745

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of September 30, 2011 and 2010, the related consolidated statements of income for the three- and nine-month periods ended September 30, 2011 and 2010, and the consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of Key’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2010, and the related consolidated statements of income, changes in equity, and cash flows for the year then ended not presented herein, and in our report dated February 24, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Cleveland, Ohio

November 3, 2011

Item 2.   Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year to date periods ended September 30, 2011 and 2010. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

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

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

¿	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009.

¿	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

¿	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

¿	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Economic Overview” that begins on page 31 of our 2010 Annual Report on Form 10-K, the regulators conduct a review of capital adequacy for each of the country’s nineteen largest banking institutions, including KeyCorp. This regulatory assessment, which began in 2009, continued during 2010 and 2011. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity. For a detailed explanation of total capital, Tier 1 capital and Tier 1 common equity, and how they are calculated see the section entitled “Capital.”

¿	During the first quarter of 2010, we re-aligned our reporting structure for our business segments. Previously, the Consumer Finance business group consisted mainly of portfolios that were identified as exit or run-off portfolios and were included in our Key Corporate Bank segment. We are now reflecting these exit portfolios in Other Segments. The automobile dealer floor plan business, previously included in Consumer Finance, has been re-aligned with the Commercial Banking line of business within the Key Community Bank segment. In addition, other previously identified exit portfolios included in the Key Corporate Bank segment, including our homebuilder loans from the Real Estate Capital line of business and commercial leases from the Equipment Finance line of business, have been moved to Other Segments. For more detailed financial information pertaining to each segment and its respective lines of business, see Note 16 (“Line of Business Results”).

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

Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:

¿	the economic recovery may face challenges causing its momentum to falter;

¿	the Dodd-Frank Act will subject us to a variety of new and more stringent legal and regulatory requirements;

¿	changes in local, regional and international business, economic or political conditions may occur in the regions where we operate or have significant assets;

¿	changes in trade, monetary and fiscal policies of governmental bodies and central banks could affect the economic environment in which we operate;

¿	our ability to effectively deal with an economic slowdown or other economic or market difficulty;

¿	adverse changes in credit quality trends;

¿	our ability to determine accurate values of certain assets and liabilities;

¿	reduction of the credit ratings assigned to KeyCorp and KeyBank;

¿	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

¿	changes in investor sentiment, consumer spending or saving behavior;

¿	our ability to manage liquidity;

¿	our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

¿	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

¿	changes in foreign exchange rates;

¿	adequacy of our risk management program;

¿	increased competitive pressure due to industry consolidation;

¿	other new or heightened legal standards and regulatory requirements, practices or expectations;

¿	our ability to timely and effectively implement our strategic initiatives;

¿	increases in FDIC premiums and fees;

¿	unanticipated adverse affects of acquisitions and dispositions of assets, business units or affiliates;

¿	our ability to attract and/or retain talented executives and employees;

¿	operational or risk management failures due to technological or other factors;

¿	changes in accounting principles or in tax laws, rules and regulations;

¿	adverse judicial proceedings;

¿	occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate; and

¿	other risks and uncertainties summarized in Part 1, Item 1A: Risk Factors in our 2010 Annual Report on Form 10-K.

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

Economic overview

During the third quarter of 2011, a moderate, yet fragile, economic recovery continued in the United States. Job creation remained sluggish as employers were reluctant to add workers amid several economic uncertainties. Payrolls increased by 287,000 jobs in the third quarter of 2011, compared to the 290,000 increase in the second quarter of 2011 and the 497,000 increase in the first quarter of 2011. The average unemployment rate for the third quarter of 2011 remained elevated at 9.1%, the same average rate seen in the second quarter of 2011 and still considerably higher than the ten year average unemployment rate of 6.4%. Confidence in the recovery was further weakened throughout the third quarter of 2011 by the debt ceiling debate in Congress, the eventual S&P downgrade of the U.S. long term credit rating, and the continued sovereign debt crisis in Europe.

Despite the uncertainty in the macroeconomic environment, U.S. consumers were resilient as the average monthly rate of consumer spending increased 0.6% for the third quarter of 2011 compared to an average monthly increase of 0.1% in the second quarter of 2011. Consumers faced rising inflationary pressures, as consumer prices during September 2011 increased at an annual rate of 3.9%, up from the prior quarter’s 3.6% annual increase and the 1.5% increase for all of 2010. Gasoline prices continued to be one of the major contributors to elevated prices as the national average price for a regular gallon of gasoline in the U.S. was approximately 28% higher at the end of September 2011 than a year earlier.

Continued weakness in the housing market also weighed on consumer wealth and confidence. September 2011 new home sales were down 1% from September 2010, while the median price of new homes decreased by 10% over the same period. Building activity improved modestly as housing starts at the end of the quarter rose 10% from a year earlier, but still remain at historically low levels. Existing home sales showed some signs of improvement as lower mortgage rates and price discounts encouraged buyers back into the market. September 2011 existing home sales were up 11% from the same month a year ago. However, in September 2011 median home values continued their decline with a 4% decrease from a year earlier as a sustained high level of new foreclosures pressured existing home prices.

The weaker economic and employment outlook sparked a response from both fiscal and monetary policy makers during the third quarter of 2011. President Obama proposed the American Jobs Act to Congress and the Federal Reserve took further actions to strengthen its commitment to an accommodative monetary policy. As part of these actions, the Federal Reserve stated it would keep the federal funds rate at exceptionally low levels at least through mid-2013. Furthermore, in an attempt to lower longer-term borrowing rates to consumers and businesses, the Federal Reserve announced a program dubbed Operation Twist by investors. This program involves the Federal Reserve purchasing $400 billion of Treasury securities with longer maturities while selling the same amount of Treasury securities with shorter maturities. These actions along with the recognition of a weakening global economy contributed to a drop in benchmark term interest rates. The benchmark two-year U.S. Treasury yield declined from 0.46% at June 30, 2011 to 0.25% at September 30, 2011. The ten-year Treasury yield, which began the quarter at 3.16%, declined 1.24% to close the quarter at 1.92%.

Long-term financial goals

Our long-term financial goals are as follows:

¿	Target a loan to core deposit ratio range of 90% to 100%.

¿	Return to a moderate risk profile by targeting a net charge-off ratio range of .40% to .50%.

¿	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50% and ratio of noninterest income to total revenue of greater than 40%.

¿	Create positive operating leverage and target an efficiency ratio in the range of 60 to 65%.

¿	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 1 shows the evaluation of our long-term financial goals for the third quarter of 2011.

Figure 1. Quarterly evaluation of our long-term financial goals

KEY Business Model	Key Metrics(a)	3Q11	Targets	Action Plans
Core funded	Loan to deposit ratio (b)	86%	90-100%	• Improve risk profile of loan portfolio and grow relationships • Improve mix and grow deposit base
Returning to a moderate risk profile	NCOs to average loans	.90%	.40-.50%	• Focus on relationship clients • Exit noncore portfolios • Limit concentrations • Focus on risk-adjusted returns
Growing high quality, diverse revenue streams	Net Interest Margin	3.09%	> 3.50%	• Improve funding mix • Focus on risk-adjusted returns • Grow client relationships • Leverage Key’s total client solutions and cross-selling capabilities
	Noninterest income to total revenue	47%	> 40%
Creating positive operating leverage	Efficiency ratio	67%	60 - 65%	• Improve efficiency and effectiveness • Leverage technology • Change cost base to more variable from fixed
Executing our strategies	Return on average assets	1.14%	1.00-1.25%	• Execute our client insight-driven relationship model • Lower credit costs • Improved funding mix with lower cost core deposits • Continued focus on expense management

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Strategic developments

We initiated the following actions during the first nine months of 2011 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 30 of our 2010 Annual Report on Form 10-K.

¿	We are continuing our support of small- and medium-sized businesses and have committed $5 billion in lending capital over the next three years to foster growth and expansion in this important segment.

¿	During the third quarter of 2011, we continued to benefit from improved asset quality. Nonperforming loans declined by $584 million, and nonperforming assets decreased by $887 million from the year-ago quarter to $788 million and $914 million, respectively. Net charge-offs declined to $109 million, or 0.90% of average loan balances for the third quarter of 2011, compared to $357 million, or 2.69% of average loan balances for the same period one year ago.

¿	Our capital ratios remained strong with a Tier 1 common equity ratio of 11.28%, our loan loss reserves were adequate at 2.35% to period-end loans and we were core funded with a loan to deposit ratio of 86% at September 30, 2011. Our strong capital position provides us with the flexibility to support our clients and our business needs and to evaluate other appropriate capital deployment opportunities.

¿	We continue to manage our expenses and focus on delivering solutions that our clients value. In this regard we have established a target efficiency ratio of 60 – 65%. For the quarter ended September 30, 2011, we achieved an efficiency ratio of 67%.

¿	During the second quarter of 2011, our Board of Directors approved an increase in our quarterly cash dividend to $.03 per Common Share or $.12 on an annualized basis. This is a result of our return to sustained profitability, disciplined capital and expense management, and continued improvement in credit quality.

¿	As previously reported, Key completed the repurchase of the $2.5 billion of Series B Preferred Stock and corresponding warrant issued to the U.S. Treasury Department. As a result of the repurchase, we recorded a $49 million one-time deemed dividend in the first quarter of 2011 related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. Beginning with the second quarter of 2011, the repurchase resulted in the elimination of quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares. In total, Key paid $2.867 billion to the U.S. Treasury during the investment period in the form of dividends, principal and repurchase of the warrant, resulting in a return to the U.S. Treasury of $367 million above the initial investment of $2.5 billion on November 14, 2008.

We view our third quarter results as another step forward. Despite the uneven pace of the recovery and regulatory changes, we are gaining traction in both the Key Community Bank and the Key Corporate Bank.

With the foundation of our strong balance sheet in place, we believe we are positioned to grow our franchise and remain disciplined with respect to costs and capital management.

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

Figure 2 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans and home equity loans.

Figure 2. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended September 30, 2011	Rocky Mountains and Northwest
dollars in millions		Great Lakes	Northeast	Nonregion (a)	Total

Average deposits	$15,768	$15,348	$14,064	$2,492	$47,672
Percent of total	33.1%	32.2%	29.5%	5.2%	100.0%

Average commercial loans	$5,354	$3,688	$2,668	$2,255	$13,965
Percent of total	38.3%	26.4%	19.1%	16.2%	100.0%

Average home equity loans	$4,250	$2,605	$2,429	$104	$9,388
Percent of total	45.3%	27.7%	25.9%	1.1%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Key Community Bank regions.

Key Corporate Bank includes three lines of business that operate nationally, within and beyond our 14-state branch network.

The Real Estate Capital and Corporate Banking Services business consists of two business units. Real Estate Capital professionals are located in select markets across the country and provide financial services for public and private owners, investors and developers of nonowner-occupied commercial real estate properties. In addition to direct loans, this business unit is a Fannie Mae Delegated Underwriter and Servicer, Freddie Mac Program Plus Seller/Servicer and FHA-approved mortgagee. KeyBank Real Estate Capital is also one of the nation’s largest and highest rated commercial mortgage servicers. Figure 20, which appears later in this report in the “Loans and loans held for sale” section, shows the diversity of our commercial real estate lending business based on industry type and location. Corporate Banking Services provides cash management, interest rate derivatives, and foreign exchange products and services to clients served by Key Community Bank and Key Corporate Bank. Through its Public Sector and Financial Institutions businesses, Corporate Banking Services also provides a full array of commercial banking products and services to government and not-for-profit entities and to community banks. A variety of cash management services are provided through the Global Treasury Management unit.

Equipment Finance is one of the largest bank-based equipment finance providers based in the U.S. This business unit meets the equipment financing needs of companies worldwide and provides equipment manufacturers, distributors and resellers with funding options for their clients. Equipment finance specializes in the technology, healthcare, and renewable energy markets as well as other capital assets.

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

Supervision and Regulation

Regulatory reform developments

On July 21, 2010, the Dodd-Frank Act was signed into law. This Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures and better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of systemically important financial companies (including nonbank financial companies). The Dodd-Frank Act implements numerous and far-reaching changes across the financial landscape affecting financial companies, including banks and bank holding companies such as Key. Many of the rulemakings required by the various regulatory agencies are still in the process of being developed and/or implemented. A number of proposed rules referenced in our prior reports continue to remain pending. For further discussion concerning the Dodd-Frank Act, we refer you to our “Supervision and Regulation” discussion on page 66 in our Form 10-Q for the period ended June 30, 2011, and the risk factor on page 12 in Item 1A “Risk Factors” in our 2010 Annual Report on Form 10-K. The following provides a summary of pertinent regulatory developments relating to the Dodd-Frank Act as well as other regulatory matters.

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

Our debit interchange revenue for the first nine months of 2011 was $84 million. The relevant portions of Regulation II became effective on October 1, 2011.

Regulation E pursuant to the Electronic Fund Transfer Act of 1978

For a discussion of final rules regarding Regulation E relating to the charging of overdraft fees and the estimated impact on our revenue, we refer you to the discussion of “Regulation E pursuant to the Electronic Fund Transfer Act of 1978” on page 32 of our Annual Report on Form 10-K. For the first nine months of 2011 deposit service charge income reflects the full impact to Key of the change in Regulation E. Compared to the same period last year, service charge income on deposit accounts is down $20 million or 9% which is consistent with our expectations.

Comprehensive capital plan

In November 2010, the Federal Reserve issued Revised Temporary Addendum to Supervisory Letter SR 09-4. This letter outlines specific criteria the Federal Reserve will consider when evaluating proposed capital actions by the 19 largest U.S. banking institutions that participated in the SCAP, including KeyCorp. These include actions such as increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments more broadly. The Federal Reserve is required to assess the capital adequacy of the 19 largest BHCs based upon a review of each BHC’s comprehensive capital plan and planned capital actions. As previously reported on June 10, 2011, we submitted to the Federal Reserve and provided to the OCC an updated Comprehensive Capital Plan, which set forth additional capital actions related to redemptions of certain outstanding capital securities. On August 1, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our updated capital plan. For a discussion of our capital actions, see the “Capital” section.

Capital plan proposal

As previously reported, the Federal Reserve published in the Federal Register a proposed rule on capital plans. The proposal, which would amend Regulation Y, would require top-tier U.S. bank holding companies with total consolidated assets of $50 billion or greater to submit annual capital plans for review. According to the proposal, the capital plan review builds on the Comprehensive Capital Analysis and Review (“CCAR”) conducted earlier this year on the 19 largest financial institutions, including us, and aims to ensure that institutions have robust, forward-looking capital planning processes that account for their unique risks and that permit continued operations during times of economic and financial stress.

Under the proposal, as part of the capital plan reviews, the Federal Reserve would evaluate institutions’ plans to make capital distributions, such as increasing dividend payments or repurchasing or redeeming stock. In some cases, such as when the Federal Reserve has previously objected to a capital plan the institution would be required to receive approval from the Federal Reserve before making capital distributions. The proposal is expected to institutionalize the previously completed CCAR exercise. The CCAR followed the SCAP, a standardized stress test led by the Federal Reserve in 2009. The Federal Reserve indicated in its proposal that as of March 31, 2011, thirty-five financial institutions would be affected by this proposal. Comments on the proposal were due by August 5, 2011.

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

Systemically important financial companies

The FDIC and the Federal Reserve adopted a final rule to implement the requirement in the Dodd-Frank Act that bank holding companies with $50 billion or more in assets and certain nonbank financial companies prepare a “living will” and submit such living will to the FDIC and the Federal Reserve for review. In a related rulemaking, the FDIC adopted an interim final rule that requires insured depository institutions with $50 billion or more in assets to prepare and submit to the FDIC a living will. A living will is intended to be a plan to resolve a covered company under the applicable insolvency regime (the Bankruptcy Code or the Federal Deposit Insurance Act) in the event of the company’s material financial distress or failure. The initial living wills for KeyCorp and KeyBank are due by December 31, 2013. KeyCorp and KeyBank will be required to submit an updated living will annually thereafter.

Restrictions on proprietary trading and interests in hedge funds and private equity funds

On October 12, 2011, the OCC, the Federal Reserve, the FDIC and the SEC issued a proposed rule implementing certain prohibitions and restrictions on the ability of a banking entity and nonbank financial company supervised by the Federal Reserve to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund. Comments are due by January 13, 2012.

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

At September 30, 2011, $20.7 billion, or 23%, of our total assets were measured at fair value on a recurring basis. Approximately 96% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At September 30, 2011, $2.1 billion, or 3%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

At September 30, 2011, $189 million, or .2%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 6% of these assets were classified as Level 1 or Level 2. At September 30, 2011, there were no liabilities measured at fair value on a nonrecurring basis.

In addition, the education lending securitization trusts assets and liabilities were included on the balance sheet at September 30, 2011 at fair value, in the amount of $2.9 billion and $2.7 billion, respectively, as a result of their consolidation on January 1, 2010. During the third quarter of 2011, we determined that the $45 million cumulative effect adjustment made related to the consolidation of these trusts on January 1, 2010 was incorrect. Further information regarding this error and its correction is provided in Note 11 (“Divestiture and Discontinued Operations”).

During the first nine months of 2011, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Highlights of Our Performance

Financial performance

For the third quarter of 2011, we announced net income from continuing operations attributable to Key common shareholders of $229 million, or $.24 per common share. Our third quarter of 2011 results compare to net income from continuing operations attributable to Key common shareholders of $163 million, or $.19 per common share, for the third quarter of 2010. The third quarter 2011 results reflect an improvement in noninterest expense and lower credit costs from the same period one-year ago. Third quarter 2011 net income attributable to Key common shareholders was $212 million compared to net income attributable to Key common shareholders of $178 million for the same quarter one year ago.

For the nine-month period ended September 30, 2011, net income from continuing operations attributable to Key common shareholders was $656 million, or $.71 per common share, compared to net income from continuing operations attributable to Key common shareholders of $121 million, or $.14 per common share, for the same period one year ago. Net income attributable to Key common shareholders for the nine-month period ended September 30, 2011, was $619 million compared to net income attributable to Key common shareholders of $111 million for the same period one year ago.

Our financial results demonstrate positive momentum for us and reflect progress in executing our relationship strategy, improving credit quality and maintaining disciplined expense control. Our commercial, financial and agricultural loan portfolio grew for the second consecutive quarter. Our clients continue to benefit from our ability to work together across business lines to deliver value by combining local knowledge and service with specialized industry expertise and advisory capabilities. We intend to support small- and medium-sized businesses by committing $5 billion in lending capital over the next three years to foster growth and expansion in this important segment.

During the third quarter of 2011, we continued to benefit from improved asset quality. Nonperforming assets declined $887 million, and nonperforming loans decreased by $584 million from the year-ago quarter to $914 million and $788 million, respectively. Net charge-offs declined $248 million from the third quarter of 2010 to $109 million, or .90%, of average loan balances for the third quarter of 2011, compared to $357 million, or 2.69% of average loan balances for the same period one year ago. Our credit quality trends have benefited from actions that we began over four years ago to exit higher risk lending activities. We have experienced continued improvement in our asset quality statistics. Over the past seven quarters net charge-offs have declined 79%, nonperforming assets are down 62% to 1.89% of total loans, OREO and other nonperforming assets and our coverage ratio of loan and lease loss reserves to nonperforming loans is 144% as of September 30, 2011.

Our capital ratios remain strong. Our tangible common equity, Tier 1 common equity and Tier 1 risk-based capital ratios at September 30, 2011, are 9.82%, 11.28%, and 13.49%, respectively, compared to 8.00%, 8.61%, and 14.30%, respectively, at September 30, 2010. We are currently in the process of finalizing and presenting our 2012 financial plan to our Board, which will then become our base case for our capital plan submission to our regulators. While we continue to await guidelines for the 2012 regulatory process, we preliminarily expect our capital planning process to include assessment of certain capital distributions, including potential dividend increases and share repurchases in the future.

As previously reported, Key completed the repurchase of the $2.5 billion of Series B Preferred Stock and corresponding warrant issued to the U.S. Treasury Department. As a result of the repurchase, the Company recorded a $49 million one-time deemed dividend in the first quarter of 2011 related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. Beginning with the second quarter of 2011, the repurchase resulted in the elimination of quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares. In total, Key paid $2.867 billion to the U.S. Treasury during the investment period in the form of dividends, principal and repurchase of the warrant, resulting in a return to the U.S. Treasury of $367 million above the initial investment of $2.5 billion on November 14, 2008.

During the first nine months of 2011, we have originated approximately $26.1 billion, or a 24% increase from $21.0 billion for the same period one year ago in new or renewed lending commitments to consumers and businesses. In addition, we expect to build a total of 40 new branches in 2011, having opened 36 new branches in the first nine months of 2011 and 77 others in the prior two calendar years. Our multi-year branch building and renovation project has resulted in approximately one-third of Key’s 1,063 branches in its 14 state-branch network either being newly constructed or remodeled over the past four years.

Figure 3 shows our continuing and discontinued operating results for the current, past and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 4.

Figure 3. Results of Operations

	Three months ended			Nine months ended
in millions, except per share amounts	9-30-11	6-30-11	9-30-10	9-30-11	9-30-10
Summary of operations
Income (loss) from continuing operations attributable to Key	$234	$249	$204	$757	$244
Income (loss) from discontinued operations, net of taxes (a)	(17)	(9)	15	(37)	(10)
Net income (loss) attributable to Key	$217	$240	$219	$720	$234

Income (loss) from continuing operations attributable to Key	$234	$249	$204	$757	$244
Less: Dividends on Series A Preferred Stock	5	6	6	17	17
Cash dividends on Series B Preferred Stock (b)	—	—	31	31	94
Amortization of discount on Series B Preferred Stock (b)	—	—	4	53	12
Income (loss) from continuing operations attributable to Key common shareholders	229	243	163	656	121
Income (loss) from discontinued operations, net of taxes (a)	(17)	(9)	15	(37)	(10)
Net income (loss) attributable to Key common shareholders	$212	$234	$178	$619	$111

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.24	$.26	$.19	$.71	$.14
Income (loss) from discontinued operations, net of taxes (a)	(.02)	(.01)	.02	(.04)	(.01)
Net income (loss) attributable to Key common shareholders (c)	$.22	$.25	$.20	$.67	$.13

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the nine months ended September 30, 2011, was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	Nine months ended September 30, 2011 includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(c)	EPS may not foot due to rounding.

Figure 4. Selected Financial Data

	2011			2010		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2011	2010
FOR THE PERIOD
Interest income	$705	$726	$760	$811	$844	$2,191	$2,597
Interest expense	156	162	163	182	204	481	715
Net interest income	549	564	597	629	640	1,710	1,882
Provision (credit) for loan and lease losses	10	(8)	(40)	(97)	94	(38)	735
Noninterest income	483	454	457	526	486	1,394	1,428
Noninterest expense	692	680	701	744	736	2,073	2,290
Income (loss) from continuing operations before income taxes	330	346	393	508	296	1,069	285
Income (loss) from continuing operations attributable to Key	234	249	274	333	204	757	244
Income (loss) from discontinued operations, net of taxes(a)	(17)	(9)	(11)	(13)	15	(37)	(10)
Net income (loss) attributable to Key	217	240	263	320	219	720	234
Income (loss) from continuing operations attributable to Key common shareholders	229	243	184	292	163	656	121
Income (loss) from discontinued operations, net of taxes(a)	(17)	(9)	(11)	(13)	15	(37)	(10)
Net income (loss) attributable to Key common shareholders	212	234	173	279	178	619	111
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.24	$.26	$.21	$.33	$.19	$.71	$.14
Income (loss) from discontinued operations, net of taxes(a)	(.02)	(.01)	(.01)	(.02)	.02	(.04)	(.01)
Net income (loss) attributable to Key common shareholders	.22	.25	.20	.32	.20	.67	.13
Income (loss) from continuing operations attributable to Key common
shareholders — assuming dilution	$.24	$.26	$.21	$.33	$.19	$.71	$.14
Income (loss) from discontinued operations, net of taxes — assuming dilution(a)	(.02)	(.01)	(.01)	(.02)	.02	(.04)	(.01)
Net income (loss) attributable to Key common shareholders — assuming dilution	.22	.25	.19	.32	.20	.67	.13
Cash dividends paid	.03	.03	.01	.01	.01	.07	.03
Book value at period end	10.09	9.88	9.58	9.52	9.54	10.09	9.54
Tangible book value at period end	9.10	8.90	8.59	8.45	8.46	9.10	8.46
Market price:
High	8.48	9.10	9.77	8.76	8.91	9.77	9.84
Low	5.63	7.82	8.31	7.45	7.13	5.63	5.55
Close	5.93	8.33	8.88	8.85	7.96	5.93	7.96
Weighted-average common shares outstanding (000)	948,702	947,565	881,894	875,501	874,433	926,298	874,495
Weighted-average common shares and potential common shares outstanding (000)	950,686	952,133	887,836	900,263	874,433	930,449	874,495
AT PERIOD END
Loans	$48,195	$47,840	$48,552	$50,107	$51,354	$48,195	$51,354
Earning assets	74,167	73,447	74,593	76,211	77,681	74,167	77,681
Total assets	89,262	88,782	90,438	91,843	94,043	89,262	94,043
Deposits	61,032	60,410	60,810	60,610	61,418	61,032	61,418
Long-term debt	10,717	10,997	11,048	10,592	11,443	10,717	11,443
Key common shareholders’ equity	9,610	9,428	9,134	8,380	8,401	9,610	8,401
Key shareholders’ equity	9,901	9,719	9,425	11,117	11,134	9,901	11,134
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.14%	1.23%	1.32%	1.53%	.93%	1.23%	.37%
Return on average common equity	9.52	10.51	8.75	13.71	7.82	9.62	2.00
Net interest margin (TE)	3.09	3.19	3.25	3.31	3.35	3.18	3.24
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.98%	1.10%	1.18%	1.36%	.93%	1.09%	.33%
Return on average common equity	8.82	10.12	8.23	13.10	8.54	9.08	1.84
Net interest margin (TE)	3.02	3.11	3.16	3.22	3.26	3.10	3.15
Loan to Deposit(c)	85.71	86.10	90.76	90.30	91.80	85.71	91.80
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.09%	10.95%	10.42%	12.10%	11.84%	11.09%	11.84%
Tangible Key shareholders’ equity to tangible assets	10.15	10.00	9.48	11.20	10.93	10.15	10.93
Tangible common equity to tangible assets(b)	9.82	9.67	9.16	8.19	8.00	9.82	8.00
Tier 1 common equity(b)	11.28	11.14	10.74	9.34	8.61	11.28	8.61
Tier 1 risk-based capital	13.49	13.93	13.48	15.16	14.30	13.49	14.30
Total risk-based capital	17.05	17.88	17.38	19.12	18.22	17.05	18.22
Leverage	11.93	12.13	11.56	13.02	12.53	11.93	12.53
TRUST AND BROKERAGE ASSETS
Assets under management	$51,584	$59,253	$61,518	$59,815	$59,718	$51,584	$59,718
Nonmanaged and brokerage assets	28,007	29,472	29,024	28,069	26,913	28,007	26,913
OTHER DATA
Average full-time-equivalent employees	15,490	15,349	15,301	15,424	15,584	15,381	15,673
Branches	1,063	1,048	1,040	1,033	1,029	1,063	1,029

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base.

(b)	See Figure 5 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures to “tangible common equity” and “Tier 1 common equity.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(c)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Figure 5 presents certain financial measures related to “tangible common equity” and “Tier 1 common equity.” The tangible common equity ratio has been a focus for some investors. We believe this ratio may assist investors in analyzing our capital position without regard to the effects of intangible assets and preferred stock.

Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since the commencement of the SCAP in early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 risk-based capital known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. This increased focus on Tier 1 common equity is also present in the Basel Committee’s Basel III guidelines, which U.S. regulators are expected to adopt pursuant to regulations that are expected to be issued in the near future. The enactment of the Dodd-Frank Act also changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities as Tier 1 eligible capital. This three year phase-out period, which commences January 1, 2013, will ultimately result in our capital securities being treated only as Tier 2 capital.

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

Figure 5. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions, except per share amounts	9-30-11	6-30-11	9-30-10
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$9,901	$9,719	$11,134
Less: Intangible assets	935	936	956
Preferred Stock, Series B	—	—	2,442
Preferred Stock, Series A	291	291	291
Tangible common equity (non-GAAP)	$8,675	$8,492	$7,445

Total assets (GAAP)	$89,262	$88,782	$94,043
Less: Intangible assets	935	936	956
Tangible assets (non-GAAP)	$88,327	$87,846	$93,087

Tangible common equity to tangible assets ratio (non-GAAP)	9.82%	9.67%	8.00%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	$9,901	$9,719	$11,134
Qualifying capital securities	1,377	1,791	1,791
Less: Goodwill	917	917	917
Accumulated other comprehensive income (loss) (a)	88	47	247
Other assets (b)	72	157	383
Total Tier 1 capital (regulatory)	10,201	10,389	11,378
Less: Qualifying capital securities	1,377	1,791	1,791
Preferred Stock, Series B	—	—	2,442
Preferred Stock, Series A	291	291	291
Total Tier 1 common equity (non-GAAP)	$8,533	$8,307	$6,854

Net risk-weighted assets (regulatory) (b)	$75,643	$74,578	$79,572

Tier 1 common equity ratio (non-GAAP)	11.28%	11.14%	8.61%

Pre-provision net revenue
Net interest income (GAAP)	$549	$564	$640
Plus: Taxable-equivalent adjustment	6	6	7
Noninterest income	483	454	486
Less: Noninterest expense	692	680	736
Pre-provision net revenue from continuing operations (non-GAAP)	$346	$344	$397

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the December 31, 2006 adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $75 million at June 30, 2011, and $272 million at September 30, 2010, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at September 30, 2011.

Results of Operations

Net interest income

One of our principal sources of revenue is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:

¿	the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities;

¿	the volume and value of net free funds, such as noninterest-bearing deposits and equity capital;

¿	the use of derivative instruments to manage interest rate risk;

¿	interest rate fluctuations and competitive conditions within the marketplace; and

¿	asset quality.

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

Taxable-equivalent net interest income was $555 million for the third quarter of 2011, and the net interest margin was 3.09%. These results compare to taxable-equivalent net interest income of $647 million and a net interest margin of 3.35% for the third quarter of 2010. The decrease in net interest income is attributable to both a decline in earning assets and tighter spread between asset yields and funding costs.

Compared to the second quarter of 2011, taxable-equivalent net interest income decreased by $15 million, and the net interest margin declined 10 basis points. The decline in the net interest margin and net interest income reflects a higher level of lower yielding short-term investments. The unfavorable impact of the shift in asset mix was partially offset by rate reductions on deposits, maturities of higher rate certificates of deposit, and the impact of the redemptions on September 1, 2011, of certain capital securities.

We expect the net interest margin to be stable to up and for average earning assets to remain relatively stable for the fourth quarter of 2011 compared to the third quarter of 2011. Helping reverse some of the margin pressure is the expectation of modest improvement in the mix of assets with short-term liquidity coming down as it is redeployed for debt maturities and the expectation of growth in loan balances and continued improvement in the mix of deposits compared to the prior quarter.

Average earning assets for the third quarter of 2011 totaled $72.3 billion, which was $5.2 billion, or 6.7%, lower than the third quarter of 2010. Average loans declined $4.6 billion primarily in our commercial portfolio, due to soft demand for both commercial and consumer credits during the past year and run-off in our exit portfolios. When compared to the second quarter of 2011, average total loans declined $446 million. This was a slower decline than we had been experiencing in prior quarters and we believe we are near an inflection point in our total loan portfolio where average loans may begin to show increases on a linked quarter basis. Our commercial, financial and agricultural loan portfolio showed its second consecutive quarterly growth in average balances, increasing $459 million or 2.7%, unannualized from the prior quarter. Short-term investments increased $1.8 billion from the year ago quarter. This increase was due to investing excess cash flows from loan repayments and net deposit flows. When compared to the second quarter of 2011, investment securities decreased approximately $840 million while short-term investments increased approximately $1.4 billion. The return on average assets for the third quarter of 2011 was 1.14%. We continue to benefit from well managed expenses and provision expense, which remains low due to improving credit quality.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	Third Quarter 2011			Second Quarter 2011
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans(b),(c)
Commercial, financial and agricultural	$17,381	$175	3.98%	$16,922	$174	4.13%
Real estate — commercial mortgage	7,978	89	4.47	8,460	95	4.47
Real estate — construction	1,545	18	4.46	1,760	19	4.44
Commercial lease financing	6,045	72	4.80	6,094	75	4.93
Total commercial loans	32,949	354	4.27	33,236	363	4.38
Real estate — residential mortgage	1,853	25	5.23	1,818	24	5.33
Home equity:
Key Community Bank	9,388	97	4.12	9,441	97	4.13
Other	582	11	7.69	611	12	7.66
Total home equity loans	9,970	108	4.33	10,052	109	4.35
Consumer other — Key Community Bank	1,169	28	9.60	1,151	27	9.39
Consumer other:
Marine	1,928	30	6.29	2,051	32	6.20
Other	139	3	7.89	146	3	7.81
Total consumer other	2,067	33	6.40	2,197	35	6.31
Total consumer loans	15,059	194	5.14	15,218	195	5.13
Total loans	48,008	548	4.54	48,454	558	4.61
Loans held for sale	341	3	3.75	376	3	3.72
Securities available for sale(b),(e)	18,165	141	3.16	19,005	149	3.19
Held-to-maturity securities(b)	354	2	2.59	19	—	10.72
Trading account assets	869	5	2.45	893	9	3.96
Short-term investments	3,348	3	.25	1,913	1	.23
Other investments(e)	1,190	9	2.94	1,328	12	3.24
Total earning assets	72,275	711	3.93	71,988	732	4.09
Allowance for loan and lease losses	(1,176)			(1,279)
Accrued income and other assets	10,360			10,677
Discontinued assets — education lending business	6,079			6,350
Total assets	$87,538			$87,736

LIABILITIES
NOW and money market deposit accounts	$26,917	18	.26	$26,354	19	.29
Savings deposits	1,980	—	.06	1,981	1	.06
Certificates of deposit ($100,000 or more)(f)	4,762	36	3.03	5,075	38	3.02
Other time deposits	6,942	40	2.28	7,330	42	2.31
Deposits in foreign office	675	1	.28	869	—	.34
Total interest-bearing deposits	41,276	95	.91	41,609	100	.97
Federal funds purchased and securities sold under repurchase agreements	1,724	1	.28	2,089	2	.27
Bank notes and other short-term borrowings	598	3	1.85	672	3	1.96
Long-term debt(f), (g)	7,777	57	3.14	7,576	57	3.26
Total interest-bearing liabilities	51,375	156	1.21	51,946	162	1.27
Noninterest-bearing deposits	17,624			16,932
Accrued expense and other liabilities	2,612			2,767
Discontinued liabilities — education lending business(d), (g)	6,079			6,350
Total liabilities	77,690			77,995
EQUITY
Key shareholders’ equity	9,831			9,561
Noncontrolling interests	17			180
Total equity	9,848			9,741
Total liabilities and equity	$87,538			$87,736

Interest rate spread (TE)			2.72%			2.82%
Net interest income (TE) and net interest margin (TE)		555	3.09%		570	3.19%

TE adjustment(b)		6			6
Net interest income, GAAP basis		$549			$564

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (d) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

First quarter 2011			Fourth quarter 2010			Third quarter 2010
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)

$ 16,311	$ 174	4.33%	$ 16,562	$ 189	4.51%	$ 16,948	$ 193	4.52%
9,238	104	4.58	9,514	117	4.89	9,822	122	4.94
2,031	20	3.99	2,531	26	4.15	3,165	37	4.58
6,335	80	5.03	6,484	82	5.08	6,587	87	5.25
33,915	378	4.51	35,091	414	4.69	36,522	439	4.77
1,810	24	5.32	1,837	25	5.43	1,843	26	5.59

9,453	97	4.14	9,583	101	4.16	9,709	102	4.19
647	12	7.60	686	13	7.58	732	14	7.61
10,100	109	4.36	10,269	114	4.39	10,441	116	4.43
1,157	28	9.89	1,170	30	10.38	1,156	33	11.20

2,174	34	6.26	2,295	36	6.30	2,423	38	6.25
156	3	7.91	167	3	7.98	181	4	7.95
2,330	37	6.37	2,462	39	6.41	2,604	42	6.37
15,397	198	5.20	15,738	208	5.27	16,044	217	5.37
49,312	576	4.72	50,829	622	4.87	52,566	656	4.95
390	4	3.52	403	4	3.16	501	4	3.48
21,159	166	3.18	21,257	171	3.27	20,276	170	3.43
19	1	11.54	17	—	11.92	19	1	11.05
1,018	7	2.75	967	8	3.22	1,074	8	3.03
1,963	1	.24	2,521	1	.22	1,594	1	.23
1,360	12	3.33	1,400	11	2.86	1,426	11	3.00
75,221	767	4.12	77,394	817	4.22	77,456	851	4.39
(1,494)			(1,789)			(2,092)
10,568			11,025			11,363
6,479			6,674			6,762
$ 90,774			$ 93,304			$ 93,489

$ 27,004	19	.29	$ 27,047	21	.30	$ 25,783	23	.35
1,907	—	.06	1,873	—	.06	1,885	—	.06
5,628	43	3.05	6,341	49	3.05	7,635	61	3.12
7,982	47	2.39	8,664	53	2.43	9,648	63	2.59
1,040	1	.31	1,228	1	.32	958	—	.37
43,561	110	1.02	45,153	124	1.09	45,909	147	1.27

2,375	1	.27	2,236	2	.31	2,300	1	.31
738	3	1.71	480	3	2.77	669	4	2.36
6,792	49	3.09	7,525	53	3.02	7,308	52	3.08
53,466	163	1.24	55,394	182	1.31	56,186	204	1.46
16,479			16,841			15,949
2,878			2,965			3,344
6,479			6,674			6,762
79,302			81,874			82,241

11,214			11,183			10,999
258			247			249
11,472			11,430			11,248
$ 90,774			$ 93,304			$ 93,489

		2.88%			2.91%			2.93%

	604	3.25%		635	3.31%		647	3.35%

	7			6			7
	$ 597			$ 629			$ 640

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 7 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 7. Components of Net Interest Income Changes from Continuing Operations

	From three months ended September 30, 2010 to three months ended September 30, 2011			From nine months ended September 30, 2010 to nine months ended September 30, 2011
in millions	Average Volume	Yield/ Rate	Net Change (a)	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$(54)	$(54)	$(108)	$(230)	$(143)	$(373)
Loans held for sale	(1)	—	(1)	(3)	—	(3)
Securities available for sale	(17)	(12)	(29)	37	(56)	(19)
Held-to-maturity securities	3	(2)	1	4	(3)	1
Trading account assets	(1)	(2)	(3)	(4)	(4)	(8)
Short-term investments	1	1	2	(1)	1	—
Other investments	(2)	—	(2)	(4)	(1)	(5)
Total interest income (TE)	(71)	(69)	(140)	(201)	(206)	(407)

INTEREST EXPENSE
NOW and money market deposit accounts	1	(6)	(5)	4	(18)	(14)
Certificates of deposit ($100,000 or more)	(22)	(3)	(25)	(93)	(16)	(109)
Other time deposits	(16)	(7)	(23)	(73)	(46)	(119)
Deposits in foreign office	—	1	1	—	—	—
Total interest-bearing deposits	(37)	(15)	(52)	(162)	(80)	(242)
Bank notes and other short-term borrowings	—	(1)	(1)	2	(4)	(2)
Long-term debt	3	2	5	6	4	10
Total interest expense	(34)	(14)	(48)	(154)	(80)	(234)
Net interest income (TE)	$(37)	$(55)	$(92)	$(47)	$(126)	$(173)

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

Our noninterest income was $483 million for the third quarter of 2011, compared to $486 million for the year-ago quarter, representing a decrease of $3 million, or 1%. Increases of $16 million in net gains (losses) from principal investing (including results attributable to noncontrolling interests), $14 million in fair value hedge accounting adjustments and $13 million in gains on the redemption of trust preferred securities were essentially offset with decreases of $17 million in investment banking and capital markets income, $11 million in operating lease income due to product run-off and a $12 million corporate-owned life insurance dividend recognized in the third quarter of 2010.

For the nine months ended September 30, 2011, noninterest income decreased $34 million, or 2%. The largest components of the decrease are a $34 million decrease in operating lease income due to product run-off, a $20 million decrease in service charges on deposit accounts as a result of the implementation of Regulation E in the third quarter of 2010, a $20 million decrease in income generated by Tuition Management Services, a business unit sold in the fourth quarter of 2010 and a $12 million corporate-owned life insurance dividend recognized in the third quarter of 2010. Offsetting these decreases was a $28 million increase in investment banking and capital markets income (loss) attributable to a lower provision for losses related to customer derivatives, a $14 million increase in letter of credit and loan fees due to increased syndication loan production, an increase of $14 million in net gains (losses) from principal investing (including results attributable to noncontrolling interests) and an increase of $10 million in electronic banking fees due to higher customer transaction volume. Also, we believe, the effect of the new pricing controls on debit transactions are estimated to negatively impact our revenue by $12 million to $15 million per quarter before implementation of mitigation strategies.

Figure 8. Noninterest Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Trust and investment services income	$107	$110	$(3)	(2.7)%	$330	$336	$(6)	(1.8)%
Service charges on deposit accounts	74	75	(1)	(1.3)	211	231	(20)	(8.7)
Operating lease income	30	41	(11)	(26.8)	97	131	(34)	(26.0)
Letter of credit and loan fees	55	61	(6)	(9.8)	157	143	14	9.8
Corporate-owned life insurance income	31	39	(8)	(20.5)	86	95	(9)	(9.5)
Net securities gains (losses)	—	1	(1)	(100.0)	1	2	(1)	(50.0)
Electronic banking fees	33	30	3	10.0	96	86	10	11.6
Gains on leased equipment	7	4	3	75.0	16	14	2	14.3
Insurance income	13	15	(2)	(13.3)	42	52	(10)	(19.2)
Net gains (losses) from loan sales	18	18	—	—	48	47	1	2.1
Net gains (losses) from principal investing	34	18	16	89	86	72	14	19.4
Investment banking and capital markets income	25	42	(17)	(40.5)	110	82	28	34.1
Other income	56	32	24	75.0	114	137	(23)	(16.8)
Total noninterest income	$483	$486	$(3)	(0.6)%	$1,394	$1,428	$(34)	(2.4)%

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 9. During the third quarter of 2011, trust and investment services income decreased slightly over the same period one year ago due to lower income from advisory and custody fees.

Figure 9. Trust and Investment Services Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Brokerage commissions and fee income	$34	$33	$1	3.0%	$99	$102	$(3)	(2.9)%
Personal asset management and custody fees	37	37	—	—	115	111	4	3.6
Institutional asset management and custody fees	36	40	(4)	(10.0)	116	123	(7)	(5.7)
Total trust and investment services income	$107	$110	$(3)	(2.7)%	$330	$336	$(6)	(1.8)%

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2011, our bank, trust and registered investment advisory subsidiaries had assets under management of $51.6 billion, compared to $59.7 billion at September 30, 2010. As shown in Figure 10, the decrease was attributable to reductions in the equity and securities lending portfolios. The decline in the equity portfolio was due in part to asset outflows and market value declines. The decrease in the value of our portfolio of hedge funds is attributable to our second quarter 2009 decision to wind down the operations of Austin. Our securities lending business has been declining due to the fact that we have de-emphasized this business resulting in lower transaction volumes, client departures and fewer assets under management.

Figure 10. Assets Under Management

	2011			2010
in millions	Third	Second	First	Fourth	Third
Assets under management by investment type:
Equity	$29,176	$37,423	$38,988	$38,084	$34,933
Securities lending	5,622	5,445	6,117	5,716	7,539
Fixed income	10,359	10,251	9,997	10,191	10,632
Money market	6,231	5,903	6,171	5,544	6,132
Hedge funds(a)	196	231	245	281	482
Total	$51,584	$59,253	$61,518	$59,816	$59,718

Proprietary mutual funds included in assets under management:
Money market	$3,936	$3,818	$3,784	$4,047	$4,185
Equity	5,870	7,735	8,019	7,587	6,941
Fixed income	1,219	1,053	980	1,007	981
Total	$11,025	$12,606	$12,783	$12,641	$12,107

(a)	Hedge funds are related to the discontinued operations of Austin.

Service charges on deposit accounts

The decrease in service charges on deposit accounts during the first nine months of 2011 is due primarily to the implementation of Regulation E, which went into effect on July 1, 2010 for new clients and August 15, 2010 for our existing clients. The decrease was partially offset by service charges earned on increased deposit transaction fees.

Operating lease income

Operating lease income decreased $11 million, or 27% for the third quarter of 2011, and decreased $34 million, or 26% for the nine months ended September 30, 2011 in our Equipment Finance line of business due to product run-off. Accordingly, as shown in Figure 12, operating lease expense also declined.

Investment banking and capital markets income

As shown in Figure 11, income from investment banking and capital markets activities decreased $17 million, or 41% from the year-ago quarter and increased $28 million, or 34% from the nine-month period ended one year ago.

Investment banking income decreased $22 million from a year-ago quarter and decreased $12 million from the nine-month period ended one year ago due to lower merger and acquisition advisory fees and lower equity originations income.

Income from other investments increased by $4 million from a year-ago quarter and increased $12 million from the nine-month period ended one year ago due to asset sales made by our Funds Management Group.

Dealer trading and derivatives income increased by $2 million from the year-ago quarter and increased $27 million from the nine-month period ended one year ago due largely to improved results related to the provision for losses related to customer derivatives.

Foreign exchange income remained essentially unchanged compared to prior reporting periods.

Figure 11. Investment Banking and Capital Markets Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Investment banking income	$16	$38	(22)	(57.9)%	$67	$79	$(12)	(15.2)%
Income (loss) from other investments	6	2	$4	200.0	18	6	12	200.0
Dealer trading and derivatives income (loss)	(8)	(10)	2	N/M	(7)	(34)	27	(79.4)
Foreign exchange income (loss)	11	12	(1)	(8.3)	32	31	1	3.2
Total investment banking and capital markets income	$25	$42	$(17)	(40.5)%	$110	$82	$28	34.1%

Letter of credit and loan fees

Letter of credit and loan fees decreased $6 million, or 10% from the year-ago quarter, and increased $14 million, or 10% for the nine-month period ended a year ago due primarily to fluctuations in syndication income.

Corporate-owned life insurance income

Corporate-owned life insurance income decreased $8 million, or 21% from the year-ago quarter, and decreased $9 million, or 10% for the nine-month period ended a year ago due to a $12 million corporate-owned life insurance dividend recognized in the third quarter of 2010.

Net gains (losses) from principal investing

Principal investments consist of direct and indirect investments in predominantly privately-held companies. Our principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($759 million at September 30, 2011, compared to $898 million at December 31, 2010, and $945 million at September 30, 2010). During the first half of 2011, employees who managed our various principal investments formed two independent entities that will serve as investment managers of these investments going forward. Under this arrangement, which was mutually agreeable to both parties, these individuals are no longer employees of Key. As a result of these changes, during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments, totaling $234 million. The net gains (losses) presented in Figure 8 derive from changes in fair values as well as sales of principal investments.

Other income

Other income increased $24 million, or 75% from the year-ago quarter due to $14 million in fair value hedge accounting adjustments and $13 million in gains on the redemption of trust preferred securities. Other income decreased $23 million, or 17% for the nine-month period ended a year ago due to a $20 million decrease in income generated by Tuition Management Services, a business unit sold in the fourth quarter of 2010.

Noninterest expense

Noninterest expense was $692 million for the third quarter of 2011, compared to $736 million for the same period last year. For the first nine months of 2011, noninterest expense decreased $217 million, or 10% from the first nine months of 2010.

As shown in Figure 12, the decrease for the third quarter of 2011 and the first nine months of 2011 compared to the year-ago quarter and period were attributable to decreases in net OREO expense attributable to gains on sales of OREO, decreases in FDIC insurance as a result of the change in the calculation method for deposit insurance assessments as discussed in the “Deposits and other sources of funds” section under the “The Dodd-Frank Act reform of deposit insurance” heading, increases in the credit to the provision for unfunded commitments as a result of improved credit quality and expense management philosophy adopted from our Keyvolution initiative.

Figure 12. Noninterest Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Personnel	$382	$359	$23	6.4%	$1,133	$1,106	$27	2.4%
Net occupancy	65	70	(5)	(7.1)	192	200	(8)	(4.0)
Operating lease expense	23	40	(17)	(42.5)	76	114	(38)	(33.3)
Computer processing	40	46	(6)	(13.0)	124	140	(16)	(11.4)
Business services and professional fees	47	41	6	14.6	129	120	9	7.5
FDIC assessment	7	27	(20)	(74.1)	45	97	(52)	(53.6)
OREO expense, net	1	4	(3)	(75.0)	8	58	(50)	(86.2)
Equipment	26	24	2	8.3	78	74	4	5.4
Marketing	16	21	(5)	(23.8)	36	50	(14)	(28.0)
Provision (credit) for losses on lending-related commitments	(1)	(10)	9	90.0	(17)	(22)	5	22.7
Other expense	86	114	(28)	(24.6)	269	353	(84)	(23.8)
Total noninterest expense	$692	736	$(44)	(6.0)%	$2,073	$2,290	$(217)	(9.5)%

Average full-time equivalent employees(a)	15,490	15,584	(94)	(.6)%	15,381	15,673	(292)	(1.9)%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 13, personnel expense, the largest category of our noninterest expense, increased by $23 million, or 7%, when compared to the year-ago quarter and increased slightly from the first nine months of 2010. This was due primarily to increased incentive compensation on improved performance and an increase in employee benefits related to a change in certain pension plan assumptions, as previously reported in the third quarter of 2010. For the first nine months ended 2011, incentive compensation increased on improved performance while the aforementioned pension plan adjustments have resulted in lower levels of expense. The decrease in stock-based compensation resulted from forfeiture of performance based shares. For more information related to our pension plans, see Note 14 (“Employee Benefits”).

Figure 13. Personnel Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Salaries	$233	$230	$3	1.3%	$685	$681	$4	.6%
Incentive compensation	78	69	9	13.0	224	181	43	23.8
Employee benefits	54	45	9	20.0	174	190	(16)	(8.4)
Stock-based compensation	11	12	(1)	(8.3)	32	41	(9)	(22.0)
Severance	6	3	3	100.0	18	13	5	38.5
Total personnel expense	$382	$359	$23	6.4%	$1,133	$1,106	$27	2.4%

Operating lease expense

The decreases in operating lease expense compared to both the year-ago quarter and the nine months ended one year ago are attributable to lower business volume. Income related to the rental of leased equipment is presented in Figure 8 as “operating lease income.”

Income taxes

We recorded tax expense from continuing operations of $95 million for the third quarter of 2011, $94 million for the second quarter of 2011 and $85 million for the third quarter of 2010. For the first nine months of 2011, we recorded tax expense from continuing operations of $300 million, and $14 million for the same period last year.

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

Figure 14 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and nine-month periods ended September 30, 2011 and 2010.

Figure 14. Major Business Segments - Taxable-Equivalent (TE) Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$565	$596	$(31)	(5.2)%	$1,689	$1,792	$(103)	(5.7)%
Key Corporate Bank	368	424	(56)	(13.2)	1,159	1,202	(43)	(3.6)
Other Segments	105	114	(9)	(7.9)	272	313	(41)	(13.1)
Total Segments	1,038	1,134	(96)	(8.5)	3,120	3,307	(187)	(5.7)
Reconciling Items	—	(1)	1	N/M	3	23	(20)	(87.0)
Total	$1,038	$1,133	$(95)	(8.4)%	$3,123	$3,330	$(207)	(6.2)%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$58	$53	$5	9.4%	$173	$97	$76	78.4%
Key Corporate Bank	122	134	(12)	(9.0)	409	135	274	203.0
Other Segments	55	17	38	223.5	158	(3)	161	N/M
Total Segments	235	204	31	15.2	740	229	511	223.1
Reconciling Items	(1)	—	(1)	N/M	17	15	2	13.3
Total	$234	$204	$30	14.7%	$757	$244	$513	210.2%

Key Community Bank summary of operations

As shown in Figure 15, Key Community Bank recorded net income attributable to Key of $58 million for the third quarter of 2011, compared to a net income of $53 million for the third quarter of 2010. Decreases in the provision for loan and lease losses and noninterest expenses were partially offset by lower net interest income in the third quarter of 2011.

Taxable-equivalent net interest income declined by $32 million, or 8%, from the third quarter of 2010. Average earning assets decreased by $557 million, or 2%, from the year-ago quarter, reflecting reductions in the commercial and home equity loan portfolios. Average deposits declined by $1 billion, or 2%, as higher-costing certificates of deposit matured, partially offset by growth in noninterest-bearing deposits and NOW and money market deposit accounts.

Noninterest income increased by $1 million, or 1%, from the year-ago quarter, primarily due to higher income from electronic banking fees and letter of credit and loan fees. This was partially offset by lower insurance income.

The provision for loan and lease losses declined by $36 million, or 48%, compared to the third quarter of 2010 due to lower net charge-offs and nonperforming loans from the same period one year ago.

Noninterest expense declined by $3 million, or 1%, from the year-ago quarter. The decrease was driven by reductions in FDIC deposit insurance premiums of $18 million, partially offset by increases in personnel expense and real estate costs associated with investments in our branch network.

Figure 15. Key Community Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$371	$403	$(32)	(7.9)%	$1,123	$1,223	$(100)	(8.2)%
Noninterest income	194	193	1	.5	566	569	(3)	(.5)
Total revenue (TE)	565	596	(31)	(5.2)	1,689	1,792	(103)	(5.7)
Provision (credit) for loan and lease losses	39	75	(36)	(48.0)	130	339	(209)	(61.7)
Noninterest expense	456	459	(3)	(.7)	1,349	1,361	(12)	(.9)
Income (loss) before income taxes (TE)	70	62	8	12.9	210	92	118	128.3
Allocated income taxes and TE adjustments	12	9	3	33.3	37	(5)	42	N/M
Net income (loss) attributable to Key	$58	53	$5	9.4%	$173	$97	$76	78.4%

AVERAGE BALANCES
Loans and leases	$26,270	$26,772	$(502)	(1.9)%	$26,275	$27,249	$(974)	(3.6)%
Total assets	29,681	30,009	(328)	(1.1)	29,703	30,396	(693)	(2.3)
Deposits	47,672	48,682	(1,010)	(2.1)	47,831	50,167	(2,336)	(4.7)

Assets under management at period end	$17,195	$17,816	$(621)	(3.5)%	$17,195	$17,816	$(621)	(3.5)%

ADDITIONAL COMMUNITY BANKING DATA

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$21,967	$20,123	$1,844	9.2%	$21,773	$19,403	$2,370	12.2%
Savings deposits	1,971	1,872	99	5.3	1,949	1,852	97	5.2
Certificates of deposits ($100,000 or more)	3,862	5,449	(1,587)	(29.1)	4,149	6,463	(2,314)	(35.8)
Other time deposits	6,928	9,597	(2,669)	(27.8)	7,397	11,123	(3,726)	(33.5)
Deposits in foreign office	336	368	(32)	(8.7)	382	430	(48)	(11.2)
Noninterest-bearing deposits	12,608	11,273	1,335	11.8	12,181	10,896	1,285	11.8
Total deposits	$47,672	$48,682	$(1,010)	(2.1)%	$47,831	$50,167	$(2,336)	(4.7)%

HOME EQUITY LOANS
Average balance	$9,388	$9,709
Weighted-average loan-to-value ratio (at date of origination)	70%	70%
Percent first lien positions	53	52

OTHER DATA
Branches	1,063	1,029
Automated teller machines	1,584	1,522

Key Corporate Bank summary of operations

As shown in Figure 16, Key Corporate Bank recorded net income attributable to Key of $122 million for the third quarter of 2011, compared to net income attributable to Key of $134 million for the third quarter of 2010. This decline was driven by lower net interest income and investment banking and capital markets income. The decrease in revenues was partially offset by a significant decline in noninterest expense. The provision for loan and lease losses also decreased as net charge-offs significantly declined between periods.

Taxable-equivalent net interest income decreased by $29 million, or 15%, compared to the third quarter of 2010, due to lower average deposits and average earning assets. Average deposits declined by $1 billion, or 9%, from one year ago primarily as a result of the movement of $1.5 billion in escrow balances out of the Real Estate Capital line of business to a third party in the first quarter of 2011. Average earning assets decreased by $2.9 billion, or 13%, from the year-ago quarter, while the earning asset spread improved due to lower levels of nonperforming assets and better pricing helping to partially offset volume-related declines.

Noninterest income declined by $27 million, or 12%, from the third quarter of 2010. Contributing to the decline in noninterest income was the impact from a slowing merger and acquisition market and the third quarter volatility in the capital markets, which resulted in a decrease in investment banking and capital markets income of $18 million. In addition, letter of credit and loan fees and operating lease revenue both decreased $7 million from the year-ago quarter. These declines were partially offset by improvements in gains on leased equipment of $5 million and mortgage banking fees of $3 million.

The provision for loan and lease losses in the third quarter of 2011 was a credit of $40 million compared to a credit of $25 million for the same period one year ago. Key Corporate Bank continued to experience improved asset quality for the eighth quarter in a row.

Noninterest expense decreased by $21 million, or 9%, from the third quarter of 2010. Contributing to the improvement in expense levels were decreases in operating lease expense of $7 million, corporate support costs of $5 million, and various other miscellaneous expense items of $11 million. Personnel expense also declined $4 million as a result of lower investment banking and capital markets income. These improvements were partially offset by an increase in the provision for losses on lending-related commitments of $5 million.

Figure 16. Key Corporate Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$170	$199	$(29)	(14.6)%	$528	$592	$(64)	(10.8)%
Noninterest income	198	225	(27)	(12.0)	631	610	21	3.4
Total revenue (TE)	368	424	(56)	(13.2)	1,159	1,202	(43)	(3.6)
Provision (credit) for loan and lease losses	(40)	(25)	(15)	N/M	(137)	235	(372)	N/M
Noninterest expense	216	237	(21)	(8.9)	650	758	(108)	(14.2)
Income (loss) before income taxes (TE)	192	212	(20)	(9.4)	646	209	437	209.1
Allocated income taxes and TE adjustments	70	79	(9)	(11.4)	236	75	161	214.7
Net income (loss)	122	133	(11)	(8.3)	410	134	276	206.0
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	1	N/M	1	(1)	2	N/M
Net income (loss) attributable to Key	$122	$134	$(12)	(9.0)%	$409	$135	$274	203.0%

AVERAGE BALANCES
Loans and leases	$16,985	$19,540	$(2,555)	(13.1)%	$17,274	$20,966	$(3,692)	(17.6)%
Loans held for sale	273	380	(107)	(28.2)	283	334	(51)	(15.3)
Total assets	21,168	23,772	(2,604)	(11.0)	21,459	24,934	(3,475)	(13.9)
Deposits	10,544	11,565	(1,021)	(8.8)	10,671	12,056	(1,385)	(11.5)

Assets under management at period end	$34,389	$41,902	$(7,513)	(17.9)%	$34,389	$41,902	$(7,513)	(17.9)%

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit and various exit portfolios. Other Segments generated net income attributable to Key of $55 million for the third quarter of 2011, compared to net income attributable to Key of $17 million for the same period last year. These results are primarily attributable to a decrease in the provision for loan and lease losses of $34 million in the exit portfolio.

Financial Condition

Loans and loans held for sale

At September 30, 2011, total loans outstanding from continuing operations were $48.2 billion, compared to $50.1 billion at December 31, 2010 and $51.4 billion at September 30, 2010. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at September 30, 2011, December 31, 2010, and September 30, 2010, totaled $6.0 billion, $6.5 billion, and $6.6 billion, respectively. The decrease in our loans from continuing operations over the past twelve months reflects reductions in most of our portfolios, with the largest decline experienced in the commercial portfolio. This was a slower decline than what we had been experiencing in prior quarters and we believe we are near an inflection point in the loan portfolio where it will begin to show growth in average balances. While our clients remain somewhat cautious compared to prior recoveries, our lending pipelines are solid and we are actively supporting our clients’ borrowing needs. Compared to June 30, 2011, ending balance of total loans increased 355 million or .7%. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 101 of our 2010 Annual Report on Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $33.2 billion at September 30, 2011, a decrease of $2.2 billion, or 6%, since September 30, 2010. This decrease was caused by continued soft demand for credit due to our clients’ use of the capital markets to raise debt and equity, and pay downs on our portfolios as clients continue to deleverage. Another reason for our commercial loan decreases are due to run-off in our exit loan portfolio as we continue to reduce our risk. Compared to June 30, 2011, our ending commercial loans increased by $531 million, or 1.6%.

Commercial, financial and agricultural. Our Commercial, Financial and Agricultural loans, also referred to as “Commercial and Industrial,” represent 37% of our total loan portfolio at September 30, 2011, 33% at December 31, 2010 and 32% at September 30, 2010 and are the largest component of our total loans. These loans are comprised of fixed and variable rate loans to our large, middle market and small business clients. These loans increased $1.4 billion or 8% from one year ago. As compared to the second quarter of 2011, quarterly average loan balances have increased approximately $459 million, or 2.7%, due to increased activity in our industrial sectors and middle market lending in all three of our regions.

Commercial real estate loans. Commercial real estate loans represent approximately 20% of our total loan portfolio. These loans include both owner and nonowner-occupied properties and constitute approximately 28% of our commercial loan portfolio. These loans have decreased $3 billion, or 24%, to $9.4 billion at September 30, 2011, from $12.4 billion at September 30, 2010. When compared to the second quarter of 2011, these loans have decreased by $286 million. This quarterly decrease is the result of continued market liquidity for these assets.

As shown in Figure 17, at September 30, 2011, our commercial real estate portfolio included mortgage loans of $7.9 billion and construction loans of $1.5 billion, representing 17% and 3%, respectively, of our total loans. Nonowner-occupied loans represented 12% of our total loans and owner-occupied loans represented 7% of our total loans. The average size of mortgage loans originated during the third quarter of 2011 was $3.2 million, and our largest mortgage loan at September 30, 2011, had a balance of $65 million. At September 30, 2011, our average construction loan commitment was $3.7 million. Our largest construction loan commitment was $56 million, and our largest construction amount outstanding was $48 million.

Our commercial real estate lending business is conducted through two primary sources: our 14-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 56% of our average year-to-date commercial real estate loans during the third quarter of 2011, compared to 61% one year ago. Our commercial real estate business generally focuses on larger owners and operators of commercial real estate. Figure 17 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 17, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

Figure 17. Commercial Real Estate Loans

September 30, 2011	Geographic Region						Total	Percent of	Construction	Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast		Total		Mortgage
Nonowner-occupied:
Retail properties	$338	$138	$220	$233	$386	$200	$1,515	16.1%	$269	$1,246
Multifamily properties	228	143	191	275	328	240	1,405	14.9	384	1,021
Health facilities	189	6	163	115	207	175	855	9.1	50	805
Office buildings	116	65	77	102	60	251	671	7.1	112	559
Warehouses	229	—	44	107	77	82	539	5.7	30	509
Residential properties	52	19	37	70	52	62	292	3.1	196	96
Hotels/Motels	60	—	23	6	84	43	216	2.3	42	174
Land and development	19	13	29	10	35	67	173	1.8	160	13
Manufacturing facilities	1	—	1	8	33	6	49	.5	—	49
Other	61	2	13	30	96	94	296	3.2	12	284
Total nonowner-occupied	1,293	386	798	956	1,358	1,220	6,011	63.8	1,255	4,756
Owner-occupied	1,375	36	312	772	129	779	3,403	36.2	201	3,202
Total	$2,668	$422	$1,110	$1,728	$1,487	$1,999	$9,414	100.0%	$1,456	$7,958

Nonowner-occupied:
Nonperforming loans	$50	$49	$2	$39	$38	$50	$228	N/M	$87	$141
Accruing loans past due 90 days or more	—	—	—	—	—	8	8	N/M	8	—
Accruing loans past due 30 through 89 days	14	—	7	14	47	23	105	N/M	8	97

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
Southwest –	Arizona, Nevada and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont

In the first nine months of 2011, nonperforming loans related to nonowner-occupied properties decreased by $180 million to $228 million and also decreased by $342 million when compared to September 30, 2010.

For the period 2008 – 2010, the secondary market for income-property loans was severely constrained. During this period of time, we provided interim financing for certain maturing income property loans. Beginning with the second half of 2010 and continuing throughout the third quarter of 2011, market liquidity for income property loans showed significant improvement. Consequently, our clients’ need for interim financing has diminished and our portfolio of nonowner-occupied income property loans has shown a steady decrease in outstanding principal balances. Since September 30, 2010, our nonowner occupied commercial real estate portfolio has been reduced by approximately $2.6 billion, or 30%. Nonetheless, there are circumstances where a client requests a loan extension. In cases where the loan terms were extended at less than normal market rates for similar lending arrangements, we have transferred these loans to the Asset Recovery Group for resolution. During the first nine months of 2011, there were $168 million of new restructured loans included in nonperforming loans, of which $56 million related to commercial real estate.

As shown in Figure 17, at September 30, 2011, 64% of our commercial real estate loans were for nonowner-occupied properties compared to 69% at September 30, 2010. Approximately 21% and 28% of these loans were construction loans at September 30, 2011 and 2010, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. Uncertain economic conditions generally slow the execution of new leases and may also lead to the turnover of existing leases, driving rental rates and occupancy rates down. As we have experienced during the first nine months of 2011, we expect vacancy rates for retail, office and industrial space to remain elevated and may possibly further increase into 2012.

Commercial real estate fundamentals are bottoming, and for certain sectors (i.e., apartments) showing signs of improvement. According to Property and Portfolio Research, Inc., vacancy declined modestly across the four major property sectors in 2010 (with significant declines in apartment vacancy). Rent growth, however, remains negative for retail and industrial and basically flat for office. Rents should be nearing their trough, but are unlikely to post any meaningful gains over the near-term. If there is an interruption in the slow improvement in market fundamentals, any resulting effect would likely be most noticeable in the nonowner-occupied properties segment of our commercial real estate loan portfolio, particularly in the retail properties and office buildings components, which comprise 23% of our commercial real estate loans.

Commercial property values peaked in the Fall of 2007, having experienced increases of approximately 30% since 2005 and 90% since 2001. The most recent Moody’s Real Estate Analytics, LLC Commercial Property Price Index (July 2011) shows a 43% drop in values from the peak in October 2007. As of July 2011, the index is now at 110%, a 12.6% increase from April

2011. April 2011 was the lowest point since the inception of the index in December of 2000. Market averages obscure divergent trends by asset quality and location. Over the past year, competition for the best assets in the top markets has driven prices higher, while weak demand and continued uncertainty is keeping prices for distressed assets low (and keeping trends negative).

If the factors described above result in further weakening in the fundamentals underlying the commercial real estate market (i.e., vacancy rates, the stability of rental income and asset values), leading to reduced cash flow to support debt service payments, our ability to collect such payments and the strength of our commercial real estate loan portfolio could be adversely affected.

Commercial lease financing. We conduct financing arrangements through our Key Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 18% of commercial loans at September 30, 2011, and 19% at September 30, 2010.

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

Modifications are negotiated to achieve mutually agreeable terms that maximize loan credit quality while at the same time meeting our clients’ financing needs. Modifications made to loans of creditworthy borrowers not experiencing financial difficulties and under circumstances where ultimate collection of all principal and interest is not in doubt are not classified as TDRs. In accordance with applicable accounting guidance, TDR classification occurs when the borrower is experiencing financial difficulties and a creditor concession has been granted.

Our concession types are primarily categorized as interest rate reductions, principal deferral, or forgiveness of principal. Loan extensions are sometimes coupled with these primary concession types. With improving economic conditions and the restructuring of these loans to provide the optimal opportunity for successful repayment by the borrower, we have seen successes as measured by restructured loans returning to accrual status and consistent performance according to the restructured loan terms in each primary type of concession over the last three quarters.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4 (“Asset Quality”).

Figure 18 quantifies restructured loans, TDRs, using our three-note structure.

Figure 18. Commercial TDRs by Note Type and Accrual Status

in millions	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Commercial TDRs by Note Type
Tranche A	$211	$188	$172	$226	$277
Tranche B	2	3	10	14	29
Tranche C	—	—	—	—	1
Total Commercial TDRs	$213	$191	$182	$240	$307

Commercial TDRs by Accrual Status
Nonaccruing	$120	$114	$110	$148	$179
Accruing	93	77	66	67	109
Held for sale	—	—	6	25	19
Total Commercial TDRs	$213	$191	$182	$240	$307

Total Commercial and Consumer TDRs	$277	$252	$242	$297	$360

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

Extensions. Certain commercial loans are modified and extended in the normal course of business for our clients. Project loans are typically refinanced into the permanent commercial loan market at maturity; however, due to the limited sources of permanent commercial mortgage financing available in the market today and the market-wide decline in leasing activity and rental rates, an increased number of loans have been extended. Extension terms take into account the specific circumstances of the client relationship, the status of the project and near-term prospects for both the client and the collateral. In all cases, pricing and loan structure are reviewed and (where necessary) modified to ensure the loan has been priced to achieve a market rate of return and loan terms (i.e., amortization, covenants and term) that are appropriate for the risk. Typical enhancements include one or more of the following: principal paydown, increased amortization, additional collateral, increased guarantees, and/or a cash flow sweep. As previously mentioned, some maturing construction loans have automatic extension options built in and in those cases where the borrower qualifies for the extension option, pricing and loan terms cannot be altered. Most project loans by their nature are “collateral-dependent” as cash flow from the project loans or the sale of the real estate provides for repayment of the loan.

Pricing of a loan is determined based on the strength of the borrowing entity and the strength of the guarantor, if any. Therefore, pricing may remain the same (e.g., the loan is already priced at or above current market). We do not consider loan extensions in the normal course of business (under existing loan terms or at market rates) as TDRs, particularly when ultimate collection of all principal and interest is not in doubt and no concession has been made. In the case of loan extensions outside of the normal course of business—where either collection of all principal and interest is uncertain or a concession has been made, we would analyze such credit under the accounting guidance to determine whether it qualifies as a TDR. Extensions that qualify as TDRs are measured for impairment under the applicable accounting guidance.

Guarantors. A detailed guarantor analysis is conducted (1) for all new extensions of credit, (2) at the time of any material modification/extension, and (3) typically annually, as part of our on-going portfolio and loan monitoring procedures. This analysis includes submission by the guarantor entity of all appropriate financial statements including balance sheets, income statements, tax returns, and real estate schedules.

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

As of September 30, 2011, we had $262 million of mortgage and construction loans that had a loan to value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; a satisfactory borrower payment history; and acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding decreased by $940 million, or 6%, from one year ago. Most of the decrease is attributable to the marine segment, which is included in our exit portfolio, as shown in Figure 35 in the “Credit risk management” section.

The home equity portfolio is the largest segment of our consumer loan portfolio. Virtually this entire portfolio (94% at September 30, 2011) is derived primarily from our Key Community Bank. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans from Key Community Bank decreased by $308 million, or 3%, over the past twelve months.

Figure 19 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 19. Home Equity Loans

	2011			2010
dollars in millions	Third	Second	First	Fourth	Third
SOURCES OF PERIOD END LOANS
Key Community Bank	$9,347	$9,431	$9,421	$9,514	$9,655
Other	565	595	627	666	707
Total	$9,912	$10,026	$10,048	$10,180	$10,362

Nonperforming loans at period end	$114	$112	$112	$120	$122
Net loan charge-offs for the period	26	37	38	39	48
Yield for the period (a)	4.33%	4.35%	4.36%	4.39%	4.43%

(a)	From continuing operations.

As previously reported, we have experienced a decrease in our consumer loan portfolio. We expect that the portfolio will continue to decrease in future periods as a result of our actions to exit dealer-originated home equity loans and indirect retail lending for marine and recreational vehicle products. We ceased originating new education loans effective December 5, 2009 and account for this business in discontinued operations.

In the latter half of 2010, there was public controversy surrounding the foreclosure practices of large home lenders. Our number of home loan foreclosures is small (the average number of new mortgage foreclosures serviced by Key and third parties, initiated per month, through September 30, 2011 was 121; mortgage loans serviced by Key and third parties outstanding at September 30, 2011 were approximately 225,000 loans) and primarily have occurred in our home equity loan portfolio. A review of our foreclosure processes completed in the first quarter of 2011 did not uncover any material defects in the process of signing and notarizing affidavits.

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale increased to $ 479 million at September 30, 2011 from $467 million at December 31, 2010 and totaled $637 million at September 30, 2010. Loans held for sale related to the discontinued operations of the education lending business, which are excluded from total loans held for sale at December 31, 2010 and September 30, 2010, totaled $15 million and $15 million, respectively. There were no loans held for sale related to the discontinued operations of the education lending business at September 30, 2011.

At September 30, 2011, loans held for sale included $325 million of commercial mortgages, which decreased by $2 million from September 30, 2010, and $79 million of residential mortgage loans, which decreased $13 million from September 30, 2010.

Loan sales

As shown in Figure 20, during the first nine months of 2011, we sold $1.5 billion of commercial real estate loans, $991 million of residential real estate loans, and $87 million of commercial loans. Most of these sales came from the held-for-sale portfolio.

Figure 20 summarizes our loan sales for the first nine months of 2011 and all of 2010.

Figure 20. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2011
Third quarter	$23	$355	—	$303	$681
Second quarter	18	761	—	250	1,029
First quarter	46	397	—	438	881
Total	$87	$1,513	—	$991	$2,591

2010
Fourth quarter	$171	$530	$29	$525	$1,255
Third quarter	105	200	35	372	712
Second quarter	75	336	—	348	759
First quarter	19	158	—	328	505
Total	$370	$1,224	$64	$1,573	$3,231	(a)

(a)	Excludes loans of $487 million sold during 2010 that relate to the discontinued operations of the education lending business.

Figure 21 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been sold.

Figure 21. Loans Administered or Serviced

in millions	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Commercial real estate loans	$102,734	$107,077	$115,369	$117,071	$119,294
Commercial lease financing	573	639	657	706	624
Commercial loans	288	277	272	269	259
Total	$103,595	$107,993	$116,298	$118,046	$120,177

In the event of default by a borrower, we are subject to recourse with respect to approximately $858 million of the $103.6 billion of loans administered or serviced at September 30, 2011. Additional information about this recourse arrangement is included in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $18.8 billion at September 30, 2011, compared to $22.0 billion at December 31, 2010, and $21.3 billion at September 30, 2010. Held-to-maturity securities were $1.2 billion at September 30, 2011, compared to $17 million at December 31, 2010, primarily reflecting increases in agency mortgage-backed securities, as we increased our on-balance sheet liquidity in response to potential future changes in regulatory capital rules. At September 30, 2011, we had $1.2 billion in CMOs in our held-to-maturity securities portfolio.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At September 30, 2011, we had $17.5 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $21.7 billion at December 31, 2010 and $21.1 billion at September 30, 2010.

As shown in Figure 22, all of our mortgage-backed securities are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets and recorded on the balance sheet at fair value. For more information about these securities, see Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques.”

Figure 22. Mortgage-Backed Securities by Issuer

in millions	September 30, 2011		December 31, 2010	September 30, 2010
FHLMC	$8,885		$10,373	$9,759
FNMA	5,962		7,357	7,060
GNMA	3,843		4,004	4,248
Total	$18,690	(a)	$21,734	$21,067

(a)	includes both available for sale and held-to-maturity securities.

During the first nine months of 2011, we had net gains of $251 million from CMOs and other mortgage-backed securities, of which $253 million were net unrealized gains and $2 million were net realized losses. The net unrealized gains resulted from a decrease in market interest rates and were recorded in the AOCI component of shareholders’ equity. We continue to maintain a moderate asset-sensitive exposure to near-term changes in interest rates.

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

During the third quarter of 2011, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. In the first half of 2011, we chose not to reinvest the monthly security cash flows during February and March and also sold approximately $1.6 billion of CMOs. These actions provided the liquidity necessary to address the funding requirements arising from the loss of certain escrow deposit balances related to commercial mortgage securitizations serviced by Key and rated by Moody’s, and also contributed to our preparations for TARP repayment in March 2011.

Figure 23 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 23. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies and Corporations	States and Political Subdivisions	Collateralized Mortgage Obligations	(a)	Other Mortgage- Backed Securities	(a)	Other Securities	(b)	Total		Weighted- Average Yield (c)
September 30, 2011
Remaining maturity:
One year or less	—	$1	$501		—		$4		$506		4.72%
After one through five years	—	16	16,182		$800		10		17,008		3.14
After five through ten years	—	48	—		38		—		86		5.67
After ten years	—	—	—		12		—		12		5.50
Fair value	—	$65	$16,683		$850		$14		$17,612		—
Amortized cost	—	62	16,108		780		14		16,964		3.20%
Weighted-average yield (c)	—	5.95%	3.11%		4.88%		—		3.20	%(d)	—
Weighted-average maturity	—	6.3 years	2.2 years		3.0 years		2.4 years		2.2 years		—
December 31, 2010
Fair value	$8	$172	$20,665		$1,069		$19		$21,933		—
Amortized cost	8	170	20,344		998		15		21,535		3.28%
September 30, 2010
Fair value	$8	$77	$19,886		$1,181		$89		$21,241		—
Amortized cost	8	73	19,197		1,097		76		20,451		3.43%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $14 million of securities at September 30, 2011, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs, constitute most of our held-to-maturity securities along with foreign bonds and preferred equity securities. The increase in our held-to-maturity securities was a result of purchases of Federal Agency CMOs as we increased this portfolio in response to potential future changes in regulatory capital rules. Figure 24 shows the composition, yields and remaining maturities of these securities.

Figure 24. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	States and Political Subdivisions	Other Securities		Total		Weighted- Average Yield (a)
September 30, 2011
Remaining maturity:
One year or less	—	$1	$9		$10		3.06%
After one through five years	$1,157	—	9		1,166		2.15
Amortized cost	$1,157	$1	$18		$1,176		2.15%
Fair value	1,167	1	18		1,186		—
Weighted-average yield	2.14%	8.23%	3.15	%(b)	2.15	%(b)	—
Weighted-average maturity	2.7 years	.8 years	1.6 years		2.7 years		—
December 31, 2010
Amortized cost	—	$1	$16		$17		3.71%
Fair value	—	1	16		17		—
September 30, 2010
Amortized cost	—	$2	$16		$18		4.12%
Fair value	—	2	16		18		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at September 30, 2011, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 63% of other investments at September 30, 2011. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($759 million at September 30, 2011, $898 million at December 31, 2010, and $945 million at September 30, 2010). During the first half of 2011, employees who managed our various principal investments formed two independent entities that will serve as investment managers of these investments going forward. Under this arrangement, which was mutually agreeable to both parties, these individuals are no longer employees of Key. As a result of these changes, during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments, totaling $234 million.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. Among other things, our review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry and third party data. During the first nine months of 2011, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $86 million, which includes $67 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement.

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During the third quarter of 2011, these deposits averaged $58.2 billion and represented 81% of the funds we used to support loans and other earning assets, compared to $60.9 billion and 79% during the same quarter in 2010. The composition of our average deposits is shown in Figure 6 in the section entitled “Net interest income.”

The decrease in average domestic deposits in the third quarter of 2011, compared to the third quarter of 2010, was due to a decline in certificates of deposit ($100,000 or more) and other time deposits and was partially offset by an increase in NOW and money market deposit accounts, and noninterest-bearing deposits. The mix of deposits continues to change as higher-costing certificates of deposit mature and re-price to current market rates and clients move their balances to transaction and nonmaturity deposit accounts, such as NOW and money market savings accounts, or look for other alternatives for investing in the current low-rate environment.

Compared to the second quarter of 2011, we experienced a $1.2 billion or 2.8%, unannualized increase in non-time deposits during the third quarter of 2011, as our improved mix of deposits continued. The average balances of time deposits declined approximately $700 million during the third quarter of 2011. At September 30, 2011, we had $11.2 billion in time deposits outstanding and approximately 74% of the certificates of deposit outstanding will mature over the next five quarters. The weighted average rate paid on new and renewed certificates of deposit was 0.25%.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $3 billion during the third quarter of 2011, compared to $3.9 billion during the year-ago quarter. The change from the third quarter of 2010 resulted from a $283 million decrease in foreign office deposits, a $576 million decrease in federal funds purchased and securities sold under agreements to repurchase and a $71 million decrease in bank notes and other short-term borrowings.

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

Substantially all of KeyBank’s domestic deposits are insured up to applicable limits by the FDIC. The FDIC assesses an insured depository institution an amount for deposit insurance premiums equal to its deposit insurance assessment base times a risk-based assessment rate. Under the risk-based assessment system, effective for the first quarter of 2011, annualized deposit insurance premium assessments ranged from $.07 to $.775 for each $100 of assessable domestic deposits based on the institution’s risk category.

As discussed in our 2010 Annual Report on Form 10-K on page 9 in the section titled “Federal Deposit Insurance Act,” under the heading “Deposit Insurance Assessments”, in order to adhere to the requirements imposed upon the DIF by the Dodd-Frank Act, the FDIC adopted a final rule, effective April 1, 2011, changing the basis for assessments from domestic deposits to average consolidated total assets minus average tangible equity, and implementing a new assessment system. Under the new assessment system, KeyBank’s annualized deposit insurance premium assessments would range from $.025 to $.45 for each $100 of its new assessment base, depending on its new scorecard performance incorporating KeyBank’s regulatory rating, ability to withstand asset and funding related stress, and relative magnitude of potential losses to the FDIC in the event of KeyBank’s failure. We estimate that our 2011 expense for deposit insurance assessments will be approximately $55 million. As the end of the quarter, we had $329 million of prepaid FDIC insurance assessments remaining on our balance sheet from our December 2009 prepayment of 2009, 2010, 2011 and 2012 estimated assessments. Prepayment was required of depository institutions under the FDIC’s restoration plan for the DIF.

Subsequent to the effective date of the new FDIC assessment system discussed above, on April 15, 2011, the FDIC published a Notice of Proposed Assessment Rate Adjustment Guidelines in the Federal Register. The guidelines describe the process that the FDIC would follow to determine whether an adjustment, upward or downward, to the score used to calculate the assessment rate for a large or highly complex institution, such as KeyBank, should be made; and to notify an institution of an adjustment, if any. The proposal sets forth guidelines for the FDIC’s use of its ability to adjust a large institution’s assessment rate provided for under the new assessment effective April 1, 2011. Comments on the proposed guidelines were due by May 31, 2011. If the FDIC determined KeyBank to have an upward adjustment our assessment could be affected thereby increasing our FDIC insurance assessments.

Capital

At September 30, 2011, our shareholders’ equity was $9.9 billion, down $1.2 billion from December 31, 2010. The following discusses certain factors that contributed to the change in our shareholders’ equity. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity (Unaudited).

As previously reported, on January 1, 2010, we adopted new consolidation accounting guidance which required us to consolidate our education loan securitization trusts (classified as discontinued assets and liabilities), thereby adding $2.8 billion in assets and liabilities to our balance sheet. As a result of adopting this new guidance, we recorded a cumulative effect adjustment (after-tax) of $45 million to beginning retained earnings on January 1, 2010. During the third quarter of 2011, we determined that the $45 million cumulative effect adjustment made related to the consolidation of these trusts on January 1, 2010 was incorrect. Further information regarding this error and its correction is provided in Note 11 (“Divestiture and Discontinued Operations”).

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

On September 1, 2011, KeyCorp fully redeemed the following capital securities: KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, and Union State Capital I. As previously reported, on September 1, 2011, KeyCorp submitted notices to the property trustee for the redemption in full of the capital securities issued by Union State Statutory Trust II and Union State Statutory Trust IV. Subsequent to the end of the quarter, capital securities issued by Union State Statutory Trust II and Union State Statutory Trust IV were redeemed on October 31, 2011 and October 7, 2011, respectively. Additionally, in August 2011, KeyCorp repurchased $22.6 million of capital securities issued by KeyCorp Capital VII.

On October 31, 2011, KeyCorp submitted notice to the property trustee for the redemption in full of the capital securities issued by KeyCorp Capital IX; such capital securities will be redeemed on December 15, 2011.

Provisions of the Dodd-Frank Act provide for the phase-out of Tier 1 capital treatment for capital securities beginning in 2013. As a result, the outstanding capital securities will eventually become Tier 2 capital. Management continues to evaluate its options with respect to the outstanding capital securities. Pursuant to the Dodd-Frank Act, the Federal Reserve has until January 21, 2012 to issue the relevant regulations.

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

During the third quarter of 2011, we made a dividend payment of $1.9375 per share or $5 million on our Series A Preferred Stock.

During the second quarter of 2011, our Board of Directors approved an increase in our quarterly cash dividend to $.03 per Common Share or $.12 on an annualized basis. As a result, during the third quarter of 2011, we made a dividend payment of $.03 per share, or $29 million, on our Common Shares.

Common shares outstanding

Our Common Shares are traded on the New York Stock Exchange under the symbol KEY. At September 30, 2011 our book value per Common Share was $10.09 based on 952.8 million shares outstanding at September 30, 2011, compared to $9.52 based on 880.6 million shares outstanding at December 31, 2010, and $9.54 based on 880.3 million shares outstanding at September 30, 2010. At September 30, 2011 our tangible book value per Common Share was $9.10 compared to $8.45 at December 31, 2010, and $8.46 at September 30, 2010.

Figure 25 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 25. Changes in Common Shares Outstanding

	2011			2010
in thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	953,822	953,926	880,608	880,328	880,515
Common shares issued	—	—	70,621	—	—
Shares reissued (returned) under employee benefit plans	(1,014)	(104)	2,697	280	(187)
Shares outstanding at end of period	952,808	953,822	953,926	880,608	880,328

As shown above, Common Shares outstanding decreased by 1,014 thousand shares during the third quarter of 2011 from the net activity in our employee benefit plans.

At September 30, 2011, we had 64.2 million treasury shares, compared to 65.7 million treasury shares at December 31, 2010 and 66.0 million treasury shares at September 30, 2010. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

In the past we have periodically repurchased Common Shares, for employee benefit plans without regulatory approval, in the open market or through privately negotiated transactions under a repurchase program authorized by the Board of Directors. The existing program does not have an expiration date, and we have outstanding Board authority to repurchase 13.9 million shares. We did not repurchase any Common Shares during the first nine months of 2011 or all of 2010. Regulatory approval will be required for any future Common Share repurchases, including under the existing Board authority.

Capital plan and proposed actions

As part of its ongoing supervisory process, the Federal Reserve requires a BHC to submit an annual Comprehensive Capital Plan as well as to update such plan to reflect material changes in a firm’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. On January 7, 2011, we submitted our Comprehensive Capital Plan to the Federal Reserve. On March 18, 2011, the Federal Reserve informed us that it had no objection to our Comprehensive Capital Plan following its Comprehensive Capital Analysis and Review (“CCAR”).

On June 10, 2011, we submitted to the Federal Reserve and provided to the OCC an updated Comprehensive Capital Plan, which set forth additional capital actions related to redemptions of certain outstanding capital securities. On August 1, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our updated capital plan.

We are in the process of finalizing our 2012 profit and capital plan at this time. This is critical input to our CCAR submission that we expect to complete during the fourth quarter of 2011 and submit to the regulators with our 2012 capital actions request. As we update our stress scenarios like others in the industry, we will need to incorporate into our analysis the regulatory stress scenario once it is available. Our priorities with respect to capital management will include reviewing for a possible dividend increase and seeking authority for potential share repurchases. However, until we have additional transparency into the 2012 CCAR process, we are not able state what actions, if any we may be able to take.

As previously reported, on August 2, 2011, KeyCorp submitted redemption notices to the property trustee for the redemption in full of each of the following capital securities: KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, and Union State Capital I.

For a discussion of the Federal Reserve’s proposed rule on capital plans see the section titled Supervision and Regulation under the heading “Capital Plan Proposal.”

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at September 30, 2011. Our capital and liquidity are intended to position us well to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to adjust to the application of any new regulatory capital standards expected to be promulgated under the Dodd-Frank Act or due to Basel III. Our shareholders’ equity to assets ratio was 11.09% at September 30, 2011, compared to 12.10% at December 31, 2010 and 11.84% at September 30, 2010. Our tangible common equity to tangible assets ratio was 9.82% at September 30, 2011, compared to 8.19% at December 31, 2010 and 8.00% at September 30, 2010.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. We expect U.S. regulators to introduce new regulatory capital guidelines later this year, responding to both the Dodd Frank Act and Basel III capital directives. As of September 30, 2011, our Tier 1 risk-based capital ratio and our total risk-based capital ratios were 13.49% and 17.05%, respectively, compared to 15.16% and 19.12%, respectively, at December 31, 2010.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of September 30, 2011, our leverage ratio was 11.93% compared to 13.02% at December 31, 2010.

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

As of September 30, 2011, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 13.49%, 11.93%, and 17.05%, respectively. The capital securities issued by the KeyCorp capital trusts contribute $1.4 billion or 182, 161, and 182 basis points to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of September 30, 2011.

Under the Federal Deposit Insurance Act of 1950, prompt corrective action standards, Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well capitalized” to “critically undercapitalized.” A “well capitalized” institution must meet or exceed the prescribed thresholds of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to bank holding companies, we would qualify as “well capitalized” at September 30, 2011. We believe there has not been any change in condition or event since that date that would cause our capital classification to change. Analysis on a pro forma basis, accounting for the phase-out of our capital securities as Tier 1 eligible (and therefore as Tier 2 instead) as of September 30, 2011, also determines that we would qualify as “well capitalized” under current regulatory guidelines, with the pro forma Tier 1 risk-based capital ratio, pro forma leverage ratio, and pro forma total risk-based capital ratio being 11.66%, 10.32%, and 17.05%, respectively. The current regulatory defined categories serve a limited supervisory function. Investors should not use our pro forma ratios as a representation of our overall financial condition or prospects of KeyCorp or KeyBank.

Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, such a focus is consistent with existing capital adequacy guidelines and does not imply a new or ongoing capital standard. The capital modifications mandated by the Dodd-Frank Act and set forth in Basel III are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Because Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 5 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.28% at September 30, 2011, compared to 9.34% at December 31, 2010, and 8.61% at September 30, 2010.

At September 30, 2011, we had a consolidated federal net deferred tax asset of $62 million and a state deferred tax liability of $29 million compared to combined net federal and state deferred tax assets of $442 million at December 31, 2010 and $389 million at September 30, 2010. Prior to the third quarter of 2009, we had been in a net deferred tax liability position. Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. Based on these restrictions, at September 30, 2011, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets compared to $158 million at December 31, 2010 and $277 million at September 30, 2010. We anticipate that we will not have a net deferred tax asset disallowed for risk-based capital purposes as we believe we will be in a net deferred tax liability position in the coming quarters.

Basel III

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III is a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector. A more thorough discussion of Basel III is included in our 2010 Annual Report on Form 10-K in the “Supervision and Regulation” section beginning on page 5, as well as in our Form 10-Q for the period ended March 31, 2011 on page 94.

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

The U.S. bank regulatory agencies have not yet set forth a formal timeline for a notice of proposed rulemaking or final adoption of regulations responsive to Basel III. However, they have indicated informally that a notice of proposed rulemaking likely will be released in the near future, with final amendments to regulations being adopted in mid-2012. Given our strong capital position, we expect to be able to satisfy the Basel III capital framework should U.S. capital regulations corresponding to it be finalized. While we also have a strong liquidity position, the Basel III liquidity framework could require us and other U.S. banks to initiate additional liquidity management initiatives, including adding additional liquid assets, issuing term debt, and modifying our product pricing for loans, commitments, and deposits. U.S. regulators have indicated that they may elect to make certain refinements to the Basel III liquidity framework. Accordingly, at this point it is premature to assess the impact of the Basel III liquidity framework.

Figure 26 represents the details of our regulatory capital position at September 30, 2011, December 31, 2010, and September 30, 2010.

Figure 26. Capital Components and Risk-Weighted Assets

dollars in millions	September 30, 2011	December 31, 2010	September 30, 2010
TIER 1 CAPITAL
Key shareholders’ equity	$9,901	$11,117	$11,134
Qualifying capital securities	1,377	1,791	1,791
Less: Goodwill	917	917	917
Accumulated other comprehensive income (a)	88	(66)	247
Other assets (b)	72	248	383
Total Tier 1 capital	10,201	11,809	11,378
TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	953	986	1,012
Net unrealized gains on equity securities available for sale	—	2	6
Qualifying long-term debt	1,743	2,104	2,103
Total Tier 2 capital	2,696	3,092	3,121
Total risk-based capital	$12,897	$14,901	$14,499

TIER 1 COMMON EQUITY
Tier 1 capital	$10,201	$11,809	$11,378
Less: Qualifying capital securities	1,377	1,791	1,791
Series B Preferred Stock	—	2,446	2,442
Series A Preferred Stock	291	291	291
Total Tier 1 common equity	$8,533	$7,281	$6,854

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$60,731	$64,477	$66,280
Risk-weighted off-balance sheet exposure	15,743	15,350	15,590
Less: Goodwill	917	917	917
Other assets (b)	536	959	1,080
Plus: Market risk-equivalent assets	971	775	866
Gross risk-weighted assets	75,992	78,726	80,739
Less: Excess allowance for loan and lease losses (c)	349	805	1,167
Net risk-weighted assets	$75,643	$77,921	$79,572

AVERAGE QUARTERLY TOTAL ASSETS	$86,929	$92,562	$92,798

CAPITAL RATIOS
Tier 1 risk-based capital	13.49%	15.16%	14.30%
Total risk-based capital	17.05	19.12	18.22
Leverage (d)	11.93	13.02	12.53
Tier 1 common equity	11.28	9.34	8.61

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $158 million at December 31, 2010 and $277 million at September 30, 2010, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at September 30, 2011.

(c)	The allowance for loan and lease losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The excess allowance for loan and lease losses includes $115 million, $114 million and $123 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

The Risk Management Committee has responsibility for overseeing the management of credit risk, market risk, interest rate risk and liquidity risk (including the actions taken to mitigate these risks), as well as reputational and strategic risks. The Risk Management Committee also oversees the maintenance of appropriate regulatory and economic capital. The Risk Management Committee reviews the ERM reports and, approves any material changes to the charter of the ERM Committee.

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

Market risk management

The cash flows and values of financial instruments change as a function of changes in market interest rates, foreign exchange rates, equity prices, commodity prices and other market factors that influence prospective yields, values or prices associated with the instrument. For example, the value of a fixed-rate bond will decline if market interest rates increase, while the cash flows associated with a variable rate loan will increase when interest rates increase. The holder of a financial instrument is exposed to “market risk” when the cash flows or value of the instrument is tied to such external factors. Most of our market risk is derived from interest rate fluctuations.

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

¿	“Gap risk” occurs if interest-bearing liabilities and the interest-earning assets they fund (for example, deposits used to fund loans) do not mature or reprice at the same time.

¿	We face “basis risk” when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indices. Under those circumstances, even if equal amounts of assets and liabilities are repricing, interest expense and interest income may not change by the same amount.

¿	“Yield curve risk” is the exposure to non-parallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) if interest-bearing liabilities and the interest-earning assets they fund do not price or reprice to the same term point on the yield curve.

¿	A financial instrument presents “option risk” when one party to the instrument can take advantage of changes in interest rates without penalty. For example, when interest rates decline, borrowers may choose to prepay fixed-rate loans and refinance at a lower rate. Unless there is a prepayment penalty, that return on the loan may not be as high as the return that would have been generated had payments been received over the original term of the loan. Deposits that can be withdrawn on demand also present option risk.

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

Typically, the amount of net interest income at risk is measured by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion. In light of the low interest rate environment, beginning in the fourth quarter of 2008, we modified the standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 25 basis points over two months with no change over the following ten months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment. We also perform regular stress tests and sensitivities on the model inputs that could materially change the resulting risk assessments. One set of stress tests and sensitivities assesses the effect of interest rate inputs on simulated exposures. Assessments are performed using different shapes of the yield curve, including a sustained flat yield curve, an inverted slope yield curve, changes in credit spreads, an immediate parallel change in market interest rates and changes in the relationship of money market interest rates. Another set of stress tests and sensitivities assesses the effect of loan and deposit assumptions and assumed discretionary strategies on simulated exposures. Assessments are performed on changes to the following assumptions: the pricing of deposits without contractual maturities, changes in lending spreads, prepayments on loans and securities, other loan and deposit balance shifts, investment, funding and hedging activities, and liquidity and capital management strategies.

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

Figure 27 presents the results of the simulation analysis at September 30, 2011 and 2010. At September 30, 2011, our simulated exposure to a change in short-term interest rates was moderately asset sensitive. ALCO policy limits for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 27, we are operating within these limits.

Figure 27. Simulated Change in Net Interest Income

September 30, 2011
Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%
Interest rate risk assessment	-.65%	2.67%

September 30, 2010
Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%
Interest rate risk assessment	-.88%	3.53%

As interest rates have remained at low levels for an extended period of time, we have gradually shifted from a liability-sensitive position to an asset-sensitive position as a result of balance growth in transaction deposits and declines in loan balances. Although outstanding derivative hedge positions have declined over the past year due to contractual maturities, recent changes in the mix of customer deposits and the anticipation of a continuation of this shift served to offset the effect of the decline in hedges on the simulated exposure. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity and re-pricing characteristics of loan and deposit flows. As changes occur to the configuration of the balance sheet and the outlook for the economy, management evaluates hedging opportunities that would change the reported interest rate risk profile.

The results of additional simulation analyses that make use of alternative interest rate paths and customer behavior assumptions indicate that net interest income improvement in a rising rate environment could be diminished, and actual results may be different than the policy simulation results in Figure 27. Net interest income improvements are highly dependent on the timing, magnitude, frequency and path of interest rate increases and assumption inputs for deposit re-pricing relationships, lending spreads and the balance behavior of transaction accounts.

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

Figure 28. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2011
			Weighted-Average			September 30, 2010
dollars in millions	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$5,715	$30	1.9	.7%	.2%	$8,005	$22
Receive fixed/pay variable — conventional debt	5,960	539	11.3	4.4	.7	5,513	573
Pay fixed/receive variable — conventional debt	464	(25)	7.2	.9	2.2	609	(13)
Foreign currency — conventional debt	1,098	(240)	.3	1.7	.4	1,523	(164)
Total portfolio swaps	$13,237	$304	6.2	2.5%	.5%	$15,650	$418

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

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

We manage exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Market Risk Committee which was established as part of our ERM Program. At September 30, 2011, the aggregate one-day trading limit set by the committee was $5.5 million. We are operating within these constraints. During the first nine months of 2011, our aggregate daily average, minimum and maximum VAR amounts were $1.4 million, $1 million and $2 million, respectively. During the same period one year ago, our aggregate daily average, minimum and maximum VAR amounts were $1.9 million, $1.4 million and $2.5 million, respectively.

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

During the first quarter of 2011, Moody’s (a credit rating agency that rates KeyCorp and KeyBank debt securities) indicated to KeyBank that certain escrow deposits associated with our mortgage servicing operations had to be moved to another financial institution which meets Moody’s minimum ratings threshold. As a result of this decision by Moody’s, on March 7, 2011, KeyBank transferred approximately $1.5 billion of these escrow deposit balances to an acceptably-rated institution which resulted in an immaterial impairment of the related mortgage servicing assets. KeyBank had ample liquidity reserves to offset the loss of these deposits.

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

We continue to maintain a strong liquid asset portfolio. As our secured borrowings matured, in prior years they were not replaced. However, we retain the capacity to utilize secured borrowings as a contingent funding source.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The Plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. As part of the Plan, we maintain a liquidity reserve through balances in our liquid asset portfolio which during a problem period could reduce our potential reliance on wholesale funding. The portfolio at September 30, 2011 totaled $13.3 billion. The liquid asset portfolio balance consisted of $7.3 billion of unpledged securities, $2.1 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati and $3.9 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of September 30, 2011, our unused borrowing capacity secured by loan collateral was $11.6 billion at the Federal Reserve Bank of Cleveland and $4.3 billion at the Federal Home Loan Bank of Cincinnati.

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

Our primary tool for assessing parent company liquidity is the net short-term cash position, which measures the ability to fund debt maturing in 24 months or less with existing liquid assets. Another key measure of parent company liquidity is the “liquidity gap,” which represents the difference between projected liquid assets and anticipated financial obligations over specified time horizons. We generally rely upon the issuance of term debt to manage the liquidity gap within targeted ranges assigned to various time periods.

Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first nine months of 2011, KeyBank did not pay any dividends to the parent; however, nonbank subsidiaries paid the parent $45 million in dividends. As of the close of business on September 30, 2011, KeyBank would not have been permitted to pay dividends to the parent without prior regulatory approval. To compensate for the absence of dividends, the parent company has relied upon the issuance of long-term debt and stock. During the first nine months of 2011, the parent did not make any capital infusions to KeyBank, compared to $100 million during the first nine months of 2010.

The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over the next 24 months. At September 30, 2011, the parent company held $2.4 billion in short-term investments, which we projected to be sufficient to repay our maturing debt obligations.

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

We generate cash flows from operations, and from investing and financing activities. During the first nine months of 2011, we used the proceeds from our debt and Common Share offerings as well as our securities available for sale portfolio (which we had previously accumulated from loan pay downs and maturities of short-term investments) to repurchase our Series B Preferred Stock issued to the U.S. Treasury as part of the TARP CPP and to pay dividends. As previously noted, the repurchase eliminated future quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares.

The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for each nine month period ended September 30, 2011 and 2010.

Credit ratings

Our credit ratings at September 30, 2011 are shown in Figure 29. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors. Conditions in the credit markets have materially improved relative to the disruption experienced between the latter part of 2007 and 2009; however, while credit is more readily available, the cost of funds remains higher than what was experienced prior to the market disruption.

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

In the fourth quarter of 2010, Moody’s (a credit rating agency that rates KeyCorp and KeyBank debt securities) announced a one notch downgrade of KeyBanks’s short-term borrowings, senior long-term debt, and subordinated debt. As a result of this decision by Moody’s, on March 7, 2011, KeyBank transferred approximately $1.5 billion of certain escrow deposit balances to an acceptably-rated institution. For more information regarding this transfer of escrow deposit balances and the related mortgage servicing assets see Note 8 (“Mortgage Servicing Assets”).

Figure 29. Credit Ratings

September 30, 2011	TLGP Debt	Short-Term Borrowings	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	AA+	A-2	BBB+	BBB	BB	BB

Moody’s	Aaa	P-2	Baa1	Baa2	Baa3	Ba1

Fitch	AAA	F1	A-	BBB+	BBB	BBB

DBRS	AAA	R-2(high)	BBB(high)	BBB	BBB	BB(low)

KEYBANK

Standard & Poor’s	AA+	A-2	A-	BBB+	N/A	N/A

Moody’s	Aaa	P-2	A3	Baa1	N/A	N/A

Fitch	AAA	F1	A-	BBB+	N/A	N/A

DBRS	AAA	R-1 (low)	A(low)	BBB(high)	N/A	N/A

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $2 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of September 30, 2011, we had three client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these three individual net obligor commitments was $90 million at September 30, 2011. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives, including the use of credit derivatives — primarily credit default swaps — to mitigate credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At September 30, 2011, we used credit default swaps with a notional amount of $672 million to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At September 30, 2011, the notional amount of credit default swaps sold by us for the purpose of diversifying our credit exposure was $363 million. Occasionally, we have provided credit protection to other lenders through the sale of credit default swaps. These transactions with other lenders generated fee income.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps decreased our operating results by $11 million for the nine-month periods ended September 30, 2011 and 2010.

We also manage the loan portfolio using portfolio swaps and bulk purchases and sales. Our overarching goal is to manage the loan portfolio within a specified range of asset quality.

Selected asset quality statistics for each of the past five quarters are presented in Figure 30. The factors that drive these statistics are discussed in the remainder of this section.

Figure 30. Selected Asset Quality Statistics from Continuing Operations

	2011			2010
dollars in millions	Third	Second	First	Fourth	Third
Net loan charge-offs	$109	$134	$193	$256	$357
Net loan charge-offs to average loans	.90%	1.11%	1.59%	2.00%	2.69%
Allowance for loan and lease losses	$1,131	$1,230	$1,372	$1,604	$1,957
Allowance for credit losses (a)	1,187	1,287	1,441	1,677	2,056
Allowance for loan and lease losses to period-end loans	2.35%	2.57%	2.83%	3.20%	3.81%
Allowance for credit losses to period-end loans	2.46	2.69	2.97	3.35	4.00
Allowance for loan and lease losses to nonperforming loans	143.53	146.08	155.03	150.19	142.64
Allowance for credit losses to nonperforming loans	150.63	152.85	162.82	157.02	149.85
Nonperforming loans at period end	$788	$842	$885	$1,068	$1,372
Nonperforming assets at period end	914	950	1,089	1,338	1,801
Nonperforming loans to period-end portfolio loans	1.64%	1.76%	1.82%	2.13%	2.67%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.89	1.98	2.23	2.66	3.48

(a)	Includes the allowance for loan and lease losses plus the liability for credit losses on lending-related commitments.

Watch and criticized assets

Watch assets are troubled commercial loans with the potential to deteriorate in quality due to the client’s current financial condition and possible inability to perform in accordance with the terms of the underlying contract. Criticized assets are troubled loans and other assets that show additional signs of weakness that may lead, or have led, to an interruption in scheduled repayments from primary sources, potentially requiring us to rely on repayment from secondary sources, such as collateral liquidation. Criticized loan and lease outstandings showed improvement during the third quarter of 2011 decreasing 10.2% from the second quarter of 2011 and 41.7% from the year ago quarter.

Allowance for loan and lease losses

At September 30, 2011, the allowance for loan and lease losses was $1.1 billion, or 2.35% of loans, compared to $2.0 billion, or 3.81%, at September 30, 2010. The allowance includes $44 million that was specifically allocated for impaired loans of $441 million at September 30, 2011, compared to $135 million that was allocated for impaired loans of $840 million one year ago. For more information about impaired loans, see Note 4 (“Asset Quality”). At September 30, 2011, the allowance for loan and lease losses was 143.53% of nonperforming loans, compared to 142.64% at September 30, 2010.

We estimate the appropriate level of the allowance for loan and lease losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 102 of our 2010 Annual Report on Form 10-K. Briefly, we apply historical loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. For all TDRs, regardless of size, as well as impaired loans having an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. The allowance for loan and lease losses at September 30, 2011, represents our best estimate of the losses inherent in the loan portfolio at that date.

As shown in Figure 31, our allowance for loan and lease losses decreased by $826 million, or 42%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio, which has trended more favorably along with the decrease in loan levels over the past twelve months. Asset quality is improving and has resulted in favorable risk rating migration and a reduction in our general allowance. Our delinquency trends continue to decline while our roll rates keep improving. We attribute this to a more moderate level of economic activity, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio. Our liability for credit losses on lending-related commitments decreased by $43 million to $56 million at September 30, 2011, compared to the same period one year ago. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 2.46% of loans at the end of the third quarter of 2011 compared to 4.00% at the end of the third quarter of 2010. We anticipate further reductions in the level of our allowance for loan and lease losses for the balance of 2011 as a result of our expectation of lower levels of net charge-offs and nonperforming loans as the economy continues to show signs of improvement.

Figure 31. Allocation of the Allowance for Loan and Lease Losses

	September 30, 2011			December 31, 2010			September 30, 2010
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$370	32.7%	37.0%	$485	30.2%	32.8%	$586	29.9%	32.0%
Commercial real estate:
Commercial mortgage	305	27.0	16.5	416	25.9	19.0	528	27.0	18.9
Construction	87	7.7	3.0	145	9.1	4.2	248	12.7	5.3
Total commercial real estate loans	392	34.7	19.5	561	35.0	23.2	776	39.7	24.2
Commercial lease financing	96	8.5	12.4	175	10.9	12.9	200	10.2	12.8
Total commercial loans	858	75.9	68.9	1,221	76.1	68.9	1,562	79.8	69.0
Real estate — residential mortgage	34	3.0	3.9	49	3.1	3.7	43	2.2	3.6
Home equity:
Community Banking	110	9.7	19.4	120	7.5	19.0	127	6.4	18.8
Other	35	3.1	1.2	57	3.5	1.3	60	3.1	1.4
Total home equity loans	145	12.8	20.6	177	11.0	20.3	187	9.5	20.2
Consumer other — Community Banking	41	3.6	2.5	57	3.6	2.3	58	3.0	2.3
Consumer other:
Marine	51	4.5	3.9	89	5.5	4.5	95	4.9	4.6
Other	2	.2	.3	11	.7	.3	12	.6	.3
Total consumer other	53	4.7	4.2	100	6.2	4.8	107	5.5	4.9
Total consumer loans	273	24.1	31.1	383	23.9	31.1	395	20.2	31.0
Total loans (a)	$1,131	100.0%	100.0%	$1,604	100.0%	100.0%	$1,957	100.0%	100.0%

(a)	Excludes allocations of the allowance for loan and lease losses in the amount of $115 million, $114 million and $123 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, related to the discontinued operations of the education lending business.

Our provision for loan and lease losses was a provision of $10 million for the third quarter of 2011, compared to a provision of $94 million for the year-ago quarter. Our net loan charge-offs for the third quarter of 2011 exceeded the provision for loan and lease losses by $99 million. The decrease in our provision is due to the improving credit quality we have experienced in most of our loan portfolios and the reduction of our outstanding loan balances. Additionally, we continue to work our exit loans through the credit cycle, and reduce exposure in our higher-risk businesses including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs. As these outstanding loan balances decrease, so does their required allowance for loan and lease losses and corresponding provision.

Net loan charge-offs

Net loan charge-offs for the third quarter of 2011 totaled $109 million, or .90% of average loans from continuing operations. These results compare to net charge-offs of $357 million, or 2.69%, for the same period last year. Figure 32 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 33.

Over the past twelve months, net charge-offs in the commercial loan portfolio decreased by $216 million, due primarily to commercial real estate related credits within the Real Estate Capital and Corporate Banking Services line of business. Net charge-offs for this line of business declined by $103 million from the third quarter of 2010 and decreased $4 million from the first quarter of 2011. Compared to the fourth quarter of 2010, net loan charge-offs in the commercial loan portfolio decreased by $114 million which was attributable to declines in both the real estate — commercial mortgage and commercial, financial and agricultural portfolios. As shown in Figure 35, our exit loan portfolio accounted for $27 million, or 25%, of total net loan charge-offs for the third quarter of 2011. Net charge-offs in the exit loan portfolio increased by $2 million from the second quarter of 2011, primarily driven by an increase in net charge-offs in the marine loan portfolio. Our net loan charge-offs have declined each of the past seven quarters and are at their lowest level since the first quarter of 2008.

Figure 32. Net Loan Charge-offs from Continuing Operations

	2011			2010
dollars in millions	Third	Second	First	Fourth	Third
Commercial, financial and agricultural	$23	$36	$32	$80	$136
Real estate — Commercial mortgage	25	12	43	52	46
Real estate — Construction	8	24	30	28	76
Commercial lease financing	2	4	11	12	16
Total commercial loans	58	76	116	172	274
Home equity — Key Community Bank	18	27	24	26	35
Home equity — Other	8	10	14	13	13
Marine	11	4	19	17	12
Other	14	17	20	28	23
Total consumer loans	51	58	77	84	83
Total net loan charge-offs	$109	$134	$193	$256	$357

Net loan charge-offs to average loans	.90%	1.11%	1.59%	2.00%	2.69%

Net loan charge-offs from discontinued operations — education lending business	$31	$32	$35	$32	$22

Figure 33. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
dollars in millions	2011	2010	2011	2010
Average loans outstanding	$48,008	$52,566	$48,586	$55,030

Allowance for loan and lease losses at beginning of period	$1,230	$2,219	$1,604	$2,534
Loans charged off:
Commercial, financial and agricultural	31	170	124	461

Real estate — commercial mortgage	27	50	89	287
Real estate — construction	19	88	81	331
Total commercial real estate loans (a)	46	138	170	618
Commercial lease financing	10	22	36	68
Total commercial loans	87	330	330	1,147
Real estate — residential mortgage	5	7	22	25
Home equity:
Key Community Bank	25	36	78	95
Other	9	14	35	49
Total home equity loans	34	50	113	144
Consumer other — Key Community Bank	11	15	34	48
Consumer other:
Marine	18	25	60	104
Other	2	3	7	11
Total consumer other	20	28	67	115
Total consumer loans	70	100	236	332
Total loans charged off	157	430	566	1,479
Recoveries:
Commercial, financial and agricultural	8	34	33	63

Real estate — commercial mortgage	2	4	9	9
Real estate — construction	11	12	19	23
Total commercial real estate loans (a)	13	16	28	32
Commercial lease financing	8	6	19	17
Total commercial loans	29	56	80	112
Real estate — residential mortgage	1	1	3	2
Home equity:
Key Community Bank	7	1	9	5
Other	1	1	3	3
Total home equity loans	8	2	12	8
Consumer other — Key Community Bank	2	1	6	5
Consumer other:
Marine	7	13	26	35
Other	1	—	3	3
Total consumer other	8	13	29	38
Total consumer loans	19	17	50	53
Total recoveries	48	73	130	165
Net loans charged off	(109)	(357)	(436)	(1,314)
Provision (credit) for loan and lease losses	10	94	(38)	735
Foreign currency translation adjustment	—	1	1	2
Allowance for loan and lease losses at end of period	$1,131	$1,957	$1,131	$1,957

Liability for credit losses on lending-related commitments at beginning of period	$57	$109	$73	$121
Provision (credit) for losses on lending-related commitments	(1)	(10)	(17)	(22)
Liability for credit losses on lending-related commitments at end of period (b)	$56	$99	$56	$99

Total allowance for credit losses at end of period	$1,187	$2,056	$1,187	$2,056

Net loan charge-offs to average loans	.90%	2.69%	1.20%	3.19%
Allowance for loan and lease losses to period-end loans	2.35	3.81	2.35	3.81
Allowance for credit losses to period-end loans	2.46	4.00	2.46	4.00
Allowance for loan and lease losses to nonperforming loans	143.53	142.64	143.53	142.64
Allowance for credit losses to nonperforming loans	150.63	149.85	150.63	149.85
Discontinued operations — education lending business:
Loans charged off	$34	$26	$107	$95
Recoveries	3	4	9	6
Net loan charge-offs	$(31)	$(22)	$(98)	$(89)

(a)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 34 shows the composition of our nonperforming assets. These assets totaled $914 million at September 30, 2011, and represented 1.89% of portfolio loans, OREO and other nonperforming assets, compared to $1.3 billion, or 2.66%, at December 31, 2010, and $1.8 billion, or 3.48%, at September 30, 2010. Nonperforming assets were down over $1.9 billion from their peak at September 30, 2009. Nonperforming assets are less than a billion dollars for the first time since December 31, 2007. See Note 1 under the headings “Impaired and Other Nonaccrual Loans” and “Allowance for Loan and Lease Losses” beginning on page 102 of our 2010 Annual Report on Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 34. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Commercial, financial and agricultural	$188	$213	$221	$242	$335

Real estate — commercial mortgage	237	230	245	255	362
Real estate — construction	93	131	146	241	333
Total commercial real estate loans	330	361	391	496	695
Commercial lease financing	31	41	42	64	84
Total commercial loans	549	615	654	802	1,114
Real estate — residential mortgage	88	79	84	98	90
Home equity:
Key Community Bank	102	101	99	102	106
Other	12	11	13	18	16
Total home equity loans	114	112	112	120	122
Consumer other — Key Community Bank	4	3	3	4	3
Consumer other:
Marine	32	32	31	42	41
Other	1	1	1	2	2
Total consumer other	33	33	32	44	43
Total consumer loans	239	227	231	266	258
Total nonperforming loans	788	842	885	1,068	1,372
Nonperforming loans held for sale	42	42	86	106	230
OREO	63	52	97	129	163
Other nonperforming assets	21	14	21	35	36
Total nonperforming assets	$914	$950	$1,089	$1,338	$1,801

Accruing loans past due 90 days or more	$118	$118	$153	$239	$152
Accruing loans past due 30 through 89 days	478	465	474	476	662
Restructured loans — accruing and nonaccruing (a)	277	252	242	297	360
Restructured loans included in nonperforming loans (a)	178	144	136	202	228
Nonperforming assets from discontinued operations — education lending business	22	21	22	40	38
Nonperforming loans to year-end portfolio loans	1.64%	1.76%	1.82%	2.13%	2.67%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	1.89	1.98	2.23	2.66	3.48

(a)	Restructured loans (i.e. troubled debt restructurings) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 34, nonperforming assets decreased during the third quarter of 2011 which represents the eighth consecutive quarterly decline. Most of the reduction came from nonperforming loans held for sale and OREO in the commercial real estate lines of business. As shown in Figure 35, our exit loan portfolio accounted for $119 million, or 13%, of total nonperforming assets at September 30, 2011, compared to $126 million, or 13%, at June 30, 2011.

At September 30, 2011, the carrying amount of our commercial nonperforming loans outstanding represented 55% of their contractual amount owed, and total nonperforming loans outstanding represented 64% of their contractual amount owed and nonperforming assets in total were carried at 61% of their original contractual amount.

At September 30, 2011, our 20 largest nonperforming loans totaled $265 million, representing 34% of total nonperforming loans.

Figure 35 shows the composition of our exit loan portfolio at September 30, 2011 and June 30, 2011, the net charge-offs recorded on this portfolio for the third quarter of 2011 and the second quarter of 2011, and the nonperforming status of these loans at September 30, 2011 and June 30, 2011. The exit loan portfolio represented 9% of total loans and loans held for sale at September 30, 2011. Additional information about loan sales is included in the “Loans and loans held for sale” section under “Loan sales.”

Figure 35. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 90-30-11 vs.	Net Loan Charge-offs		Balance on Nonperforming Status
in millions	9-30-11	6-30-11	6-30-11	3Q11	2Q11	9-30-11	6-30-11
Residential properties — homebuilder	$48	$62	$(14)	$4	$1	$28	$33
Marine and RV floor plan	92	122	(30)	3	1	38	31
Commercial lease financing (a)	1,728	1,826	(98)	—	7	9	19
Total commercial loans	1,868	2,010	(142)	7	9	75	83
Home equity — Other	565	595	(30)	8	10	12	11
Marine	1,871	1,989	(118)	11	4	32	32
RV and other consumer	131	142	(11)	1	2	—	—
Total consumer loans	2,567	2,726	(159)	20	16	44	43
Total exit loans in loan portfolio	$4,435	$4,736	$(301)	$27	$25	$119	$126

Discontinued operations — education lending business (not included in exit loans above)(b)	$5,984	$6,261	$(277)	$31	$32	$22	$21

(a)	Includes the business aviation, commercial vehicle, office products, construction and industrial leases, and Canadian lease financing portfolios; and all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts.

Figure 36 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2010, total commitments and loans outstanding in this sector have increased by $1.9 billion and $1.4 billion, respectively, and have increased by $1.6 billion and $1.4 billion, respectively from September 30, 2010.

Figure 36. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
September 30, 2011 dollars in millions	Total Commitments (a)	Loans Outstanding	Amount	Percent of Loans Outstanding
Industry classification:
Services	$8,741	$4,072	$26	.6%
Manufacturing	8,222	3,334	39	1.2
Public utilities	4,365	837	1	.1
Financial services	3,387	1,649	16	1.0
Wholesale trade	3,182	1,460	8	.5
Retail trade	2,013	830	6	.7
Mining	1,453	522	3	.6
Property Management	1,408	745	8	1.1
Dealer Floor Plan	1,230	721	27	3.7
Building contractors	1,197	484	25	5.2
Transportation	1,185	750	20	2.7
Agriculture/forestry/fishing	942	536	8	1.5
Communications	499	242	—	—
Public administration	482	305	—	—
Insurance	478	66	—	—
Individuals	3	2	—	—
Other	1,426	1,293	1	.1
Total	$40,213	$17,848	$188	1.1%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.

The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 37. As shown in this figure, nonperforming loans experienced another quarterly decrease. Loans placed on non-accrual declined nearly $400 million in the third quarter of 2011 as compared to the third quarter of 2010, and market liquidity continued to improve.

Figure 37. Summary of Changes in Nonperforming Loans from Continuing Operations

	2011			2010
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$842	$885	$1,068	$1,372	$1,703
Loans placed on nonaccrual status	292	410	335	544	691
Charge-offs	(157)	(177)	(232)	(343)	(430)
Loans sold	(16)	(11)	(74)	(162)	(92)
Payments	(125)	(156)	(114)	(250)	(200)
Transfers to OREO	(11)	(6)	(12)	(14)	(39)
Transfers to nonperforming loans held for sale	(24)	(15)	(39)	(41)	(163)
Transfers to other nonperforming assets	(3)	—	(2)	(3)	(7)
Loans returned to accrual status	(10)	(88)	(45)	(35)	(91)
Balance at end of period	$788	$842	$885	$1,068	$1,372

The types of activity that caused the change in our nonperforming loans held for sale during each of the last five quarters are summarized in Figure 38.

Figure 38. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2011			2010
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$42	$86	$106	$230	$221
Transfers in	24	15	39	41	162
Net advances / (payments)	(5)	(13)	(20)	(26)	(35)
Loans sold	(5)	(37)	(38)	(139)	(50)
Transfers to OREO	(19)	(5)	—	—	(58)
Valuation adjustments	(1)	(4)	(1)	—	(6)
Loans returned to accrual status / other	6	—	—	—	(4)
Balance at end of period	$42	$42	$86	$106	$230

Factors that contributed to the change in our OREO during each of the last five quarters are summarized in Figure 39. As shown in this figure, the increase in the third quarter of 2011 as compared to the second quarter of 2011 was primarily attributable to an increase in properties acquired through foreclosure or voluntary transfer from the borrower.

Figure 39. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2011			2010
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$52	$97	$129	$163	$136
Properties acquired — nonperforming loans	30	11	12	14	97
Valuation adjustments	(3)	(7)	(11)	(9)	(7)
Properties sold	(16)	(49)	(33)	(39)	(63)
Balance at end of period	$63	$52	$97	$129	$163

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

Item 1A. Risk Factors

An investment in our Common Shares, debt or other securities is subject to risks inherent to our business and industry. Before making an investment decision, you should carefully consider the risks and uncertainties described below relating to recent developments and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, see Part 1, Item 1A: Risk Factors, on pages 11-25 of such Annual Report on Form 10-K, and the Forward-Looking Statements of this Form 10-Q. Although we have significant risk management policies, procedures and practices aimed at mitigating uncertainties, these risks may nevertheless impair our business operations. These risks are not the only ones that we face. This report is qualified in its entirety by these risk factors.

IF ANY OF THE FOLLOWING RISK FACTORS (OR THOSE INCORPORATED BY REFERENCE AS INDICATED ABOVE) ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATION, AND/OR ACCESS TO LIQUIDITY AND/OR CREDIT COULD BE MATERIALLY AND ADVERSELY AFFECTED (“MATERIAL ADVERSE EFFECT ON US”). IF THIS WERE TO HAPPEN, THE VALUE OF OUR SECURITIES—COMMON SHARES, SERIES A PREFERRED STOCK, CAPITAL

SECURITIES, AND OUR DEBT SECURITIES—COULD DECLINE, PERHAPS SIGNIFICANTLY, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT

RISKS RELATED TO RECENT DEVELOPMENTS

The failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies, such as Greece, Portugal, Spain, Hungary, Ireland, and Italy, could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the United States.

Certain European Union member states have fiscal obligations greater than their fiscal revenue, which has caused investor concern over such countries ability to continue to service their debt and foster economic growth. Currently, the European debt crisis has caused credit spreads to widen in the fixed income debt markets, and liquidity to be less abundant. A weaker European economy may transcend Europe, cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies, and likewise affect U.S.-based financial institutions, the stability of the global financial markets and the economic recovery underway in the United States.

Should the U.S. economic recovery be adversely impacted by these factors, loan and asset growth at U.S. financial institutions, like Key, could be affected. We have taken steps since the 2008-2009 financial crisis to strengthen our liquidity position. Nevertheless, a return of the volatile economic conditions experienced in the U.S. during 2008-2009, including the adverse conditions in the fixed income debt markets, for an extended period of time, particularly if left unmitigated by policy measures, may have a Material Adverse Effect on Us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Key’s repurchases of its Common Shares for the three months ended September 30, 2011.

Calendar month	Total number of shares repurchased	(a)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b)	Maximum number of shares that may yet be purchased under the plans or programs	(b)
July	520,826		$8.41	—		13,922,496
August	49,444		8.56	—		13,922,496
September	101,847		6.53	—		13,922,496
Total	672,117		$8.14	—		13,922,496

(a)	Represents Common Shares acquired from employees in connection with Key’s stock compensation plans.

(b)	During the third quarter of 2011, Key did not make any repurchases pursuant to any publicly announced plan or program to repurchase its Common Shares; the total Common Shares purchased represents shares deemed surrendered to Key to satisfy certain employee elections under its compensation and benefit programs. As such, there has been no change in the maximum number of shares that may yet be purchased under the plans or programs.

Item 6. Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Date: November 3, 2011
By: Robert L. Morris
Executive Vice President and
Chief Accounting Officer