Form 10-K
period 2011-12-31
KEYCORP /NEW/
filed 2012-02-27
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[✓] Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

[    ] Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from        to

Commission file number: 1-11302

Exact name of Registrant as specified in its charter:

Ohio	34-6542451
State or other jurisdiction of incorporation or organization:	IRS Employer Identification Number:
127 Public Square, Cleveland, Ohio	44114-1306
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
[2]

The Subordinated Debentures and Guarantee of KeyCorp have been registered on the New York Stock Exchange only in connection with the trading of the Enhanced Trust Preferred Securities and not for independent trading.

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

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓

The aggregate market value of voting stock held by nonaffiliates of the Registrant is approximately $7,945,340,370 (based on the June 30, 2011, closing price of Common Shares of $8.33 as reported on the New York Stock Exchange). As of February 22, 2012, there were 953, 561, 366 Common Shares outstanding.

Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Forward-looking Statements

From time to time, we have made or will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “plan,” “expect,” “anticipate,” “intend,” “project,” “believe,” “estimate,” or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, we may make forward-looking statements orally to analysts, investors, representatives of the media and others.

Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:

¿	the economic recovery may face challenges causing its momentum to falter or a further recession;

¿

the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), and other reforms will subject us to a variety of new and more stringent legal and regulatory requirements, including increased scrutiny from our regulators;

¿	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

¿	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

¿	adverse changes in credit quality trends;

¿	our ability to determine accurate values of certain assets and liabilities;

¿	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

¿

our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

¿	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

¿	adequacy of our risk management program;

¿	reduction of the credit ratings assigned to KeyCorp and KeyBank;

¿	increased competitive pressure due to consolidation;

¿	our ability to timely and effectively implement our strategic initiatives;

¿	unanticipated adverse effects of acquisitions and dispositions of assets, business units or affiliates;

¿	our ability to attract and/or retain talented executives and employees;

¿	operational or risk management failures due to technological, cybersecurity threats or other factors;

¿	changes in accounting principles or in tax laws, rules and regulations;

¿	adverse judicial proceedings;

¿	occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate; and

¿	other risks and uncertainties summarized in Part 1, Item 1A: Risk Factors in this report.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our SEC filings, including this report on Form 10-K and our subsequent reports on Forms 10-Q and 8-K and our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.Key.com/IR.

KEYCORP

2011 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and are one of the nation’s largest bank-based financial services companies, with consolidated total assets of $89 billion at December 31, 2011. KeyCorp is the parent holding company for KeyBank National Association (“KeyBank”), its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance and investment banking products and services to individual, corporate and institutional clients through two major business segments: Key Community Bank and Key Corporate Bank.

As of December 31, 2011, these services were provided across the country through KeyBank’s 1,058 full-service retail banking branches in 14 states, additional offices, a telephone banking call center services group and a network of 1,579 automated teller machines (“ATMs”) in 15 states. Additional information pertaining to our two business segments is included in this report in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), in the “Line of Business Results” section, and in Note 21 (“Line of Business Results”) of the Notes to the Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data are incorporated herein by reference. KeyCorp and its subsidiaries had an average of 15,381 full-time equivalent employees for 2011.

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

We provide other financial services — both within and outside of our primary banking markets — through various nonbank subsidiaries. These services include community development financing, securities underwriting and brokerage. We also are an equity participant in a joint venture that provides merchant services to businesses.

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

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank.

Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit, investment, lending, and personalized wealth management products and services. These products and services are provided through our relationship managers and specialists working in our 14-state branch network, which is organized into three internally defined geographic regions: Rocky Mountains and Northwest, Great Lakes, and Northeast.

The following table presents the geographic diversity of Key Community Bank’s average deposits, commercial loans and home equity loans.

	Geographic Region
Year Ended December 31, 2011 dollars in millions	Rocky Mountains and Northwest		Great Lakes		Northeast		Nonregion	(a)		Total
Average deposits	$15,717		$15,446		$14,149		$2,581			$47,893
Percent of total	32.8	%	32.3	%	29.5	%	5.4		%	100.0	%

Average commercial loans	$5,332		$3,602		$2,667		$2,398			$13,999
Percent of total	38.1	%	25.7	%	19.1	%	17.1		%	100.0	%

Average home equity loans	$4,239		$2,614		$2,432		$105			$9,390
Percent of total	45.1	%	27.9	%	25.9	%	1.1		%	100.0	%
(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Key Community Bank regions.

Key Corporate Bank includes three lines of business that operate nationally, within and beyond our 14-state branch network: Real Estate Capital and Corporate Banking Services; Equipment Finance; and Institutional and Capital Markets.

The Real Estate Capital and Corporate Banking Services business consists of two business units:

—

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

—

Corporate Banking Services provides cash management, interest rate derivatives, and foreign exchange products and services to existing clients. Through its Public Sector and Financial Institutions businesses, Corporate Banking Services also provides a full array of commercial banking products and services to government and not-for-profit entities and to community banks. A variety of cash management services are provided through the Global Treasury Management unit.

Equipment Finance is one of the largest bank-based equipment finance providers based in the U.S. This business unit meets the equipment financing needs of companies worldwide and provides equipment manufacturers, distributors and resellers with a platform and funding options for their clients. Equipment finance specializes in the technology, healthcare, and renewable energy markets as well as the finance needs related to other capital assets.

The Institutional and Capital Markets business consists of two business units:

—

KeyBanc Capital Markets provides commercial lending, treasury management, investment banking, derivatives, foreign exchange, equity and debt underwriting and trading, and syndicated finance products and services, primarily to emerging and middle-market companies in the Industrial, Consumer, Real Estate, Energy, Technology and Healthcare sectors. This business unit’s focused industry expertise and its consistent, integrated team approach, help our clients achieve their strategic objectives.

—

Victory Capital Management is an investment advisory firm that manages or offers advice regarding investment portfolios. This business unit’s national client base consists of both institutional and retail clients derived from four primary channels: public plans, Taft-Hartley plans, corporations, and endowments and foundations.

The products and services offered by our Key Community Bank and Key Corporate Bank segments are described further in this report in Note 21 (“Line of Business Results”).

Additional Information

A comprehensive list of acronyms and abbreviations used throughout this report is included in Note 1 (“Summary of Significant Accounting Policies”) in Item 8 of this report.

The following financial data is included in this report in the MD&A and Item 8. Financial Statements and Supplementary Data are incorporated herein by reference as indicated below:

Our executive offices are located at 127 Public Square, Cleveland, Ohio 44114-1306, and our telephone number is (216) 689-3000. Our website is www.Key.com, and the investor relations section of our website may be reached through www.Key.com/ir. We make available free of charge, on or through the investor relations links on our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department, are the charters for our Audit Committee, Compensation and Organization Committee, Executive Committee, Nominating and Corporate Governance Committee, and Risk Management Committee; our Corporate Governance Guidelines; the Code of Ethics governing our directors, officers and employees; our Standards for Determining Independence of Directors; and our Limitation on Luxury Expenditures Policy. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any senior executive officer or director. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act.

Shareholders may obtain a copy of any of the above-referenced corporate governance documents by writing to our Investor Relations Department at Investor Relations, KeyCorp, 127 Public Square, Mailcode OH-01-27-1113, Cleveland, Ohio 44114-1306; by calling (216) 689-3000; or by sending an e-mail to investor_relations@keybank.com.

Acquisitions and Divestitures

The information presented in Note 13 (“Acquisition, Divestiture and Discontinued Operations”) is incorporated herein by reference.

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

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services. Consolidation continued during 2011 and led to redistribution of deposits and certain banking assets to larger financial institutions, including through the Federal Deposit Insurance Corporation (the “FDIC”) least cost resolution process, albeit at a slower pace than 2010. Financial institutions with liquidity challenges sought mergers and the deposits and certain banking assets of the 157 banks that failed during 2010, representing $96.7 billion in total assets, were redistributed through the FDIC’s least-cost resolution process.

Supervision and Regulation

The following discussion addresses elements of the regulatory framework applicable to bank holding companies, financial holding companies and banks and provides certain specific information regarding material elements of the regulatory framework applicable to us. This regulatory framework is intended primarily to protect customers and depositors, the Deposit Insurance Fund (the “DIF”) of the FDIC and the banking system as a whole, rather than for the protection of security holders and creditors. As described in detail in Item 1A: Risk Factors, comprehensive reform of the legislative and regulatory environment occurred in 2010 and remains ongoing due to the passage of the Dodd-Frank Act. We cannot predict changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on our business, financial condition or results of operations.

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

Federal law also establishes a system of functional regulation under which the Federal Reserve is the umbrella regulator for bank holding companies, but bank holding company affiliates are principally regulated by functional regulators such as the Office of the Comptroller of the Currency (“OCC”) for national banks, the SEC for securities affiliates and state insurance regulators for insurance affiliates. Certain specific activities, including traditional bank trust and fiduciary activities, may be conducted in the bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of functional regulation. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable risks.

Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the OCC. At December 31, 2011, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary whose activities are limited to those of a fiduciary. On January 17, 2012, we opened another national bank subsidiary; its activities are limited to those of a fiduciary. The FDIC also has certain regulatory and supervisory authority over KeyBank and KeyCorp under the Federal Deposit Insurance Act, as amended (the “FDIA”), because domestic deposits in KeyBank are insured (up to applicable limits) and certain debt obligations of KeyBank and KeyCorp are guaranteed until maturity by the FDIC.

We have other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve, as well as other applicable state and federal regulatory agencies and self-regulatory organizations. Our brokerage and asset management subsidiaries are subject to supervision and regulation by the SEC, the Financial Industry Regulatory Authority and state securities regulators, and our insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the states in which they operate. Our other nonbank subsidiaries are subject to laws and regulations of both the federal government and the various states in which they are authorized to do business.

Capital

Dividend Restrictions

Federal banking law and regulations impose limitations on the payment of dividends by our national bank subsidiaries. Historically, dividends paid to us by KeyBank have been an important source of cash flow for KeyCorp to pay dividends on its equity securities and interest on its debt. Our national bank subsidiaries are limited to the lesser of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s undivided profits. During 2008, 2009 and 2010, and the first three quarters of 2011, KeyBank did not pay any dividends to us, and non-bank subsidiaries paid $25 million in dividends during 2010 and $45 million in dividends during 2011. During the fourth quarter of 2011, KeyBank paid $300 million in dividends to us. At January 1, 2012, KeyBank has capacity to pay $1.3 billion in dividends to KeyCorp under the applicable supervisory guidance tests. At December 31, 2011, we held $2.1 billion in short-term investments, which can be used to pay dividends, service debt and finance operations.

If, in the opinion of a federal banking agency, a banking organization, including KeyCorp and KeyBank, under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require that such institution cease and desist from such practice.

Capital Assessment and Review of Capital Actions

The Federal Reserve has issued supervisory guidance and published a capital plans final rule requiring bank holding companies with $50 billion or more in assets, such as KeyCorp, to consult with the Federal Reserve staff before taking actions, such as increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments. Such guidance and final rule provide for a Comprehensive

Capital Analysis and Review (“CCAR”), including a supervisory capital assessment review, and outlines the Federal Reserve’s expectations concerning the processes that such bank holding companies should have in place to ensure they hold adequate capital under adverse conditions to maintain ready access to funding. The procedures require the implementation of a comprehensive capital plan and demonstration that the bank holding company will meet the Basel III regulatory capital standards, including the Basel III fully-phased in 7% tier 1 common equity target after giving effect to proposed dividend increases or other capital actions. KeyCorp is currently undergoing a capital assessment review pursuant to the supervisory program.

Regulatory Capital Standards

Federal banking regulators have promulgated risk-based and leverage capital guidelines applicable to bank holding companies and their bank subsidiaries. Adequacy of regulatory capital is assessed periodically by the federal banking agencies in the examination and supervision process, and in the evaluation of applications in connection with specific transactions and activities, including acquisitions, expansion of existing activities and commencement of new activities.

Under the risk-based capital requirements, KeyCorp and its bank subsidiaries are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (which include certain off-balance sheet assets, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common shareholders’ equity excluding the over- or underfunded status of post-retirement benefit obligations, unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale, and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable equity investments. This is called “Tier 1 capital.” The remainder may consist of qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for credit losses. This is called “Tier 2 capital.” Each of the federal banking regulatory agencies, including the Federal Reserve, the OCC, and the FDIC, also have established minimum leverage capital requirements for banking organizations. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets. The minimum leverage ratio is currently 3% for bank holding companies that are considered “strong” under the Federal Reserve Board’s guidelines or which have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile or growth plans. At December 31, 2011, Key had regulatory capital in excess of all minimum leverage capital requirements, and satisfied the CCAR requirements set forth in supervisory guidance.

As part of the Dodd-Frank Act, federal banking agencies are required to develop capital requirements that address systemically risky activities. The effect of these capital rules will disallow trust preferred securities from counting as Tier 1 capital at the holding company level for entities with greater than $15 billion in assets with a three- year phase-in period beginning on January 1, 2013.

Bank holding companies with securities and commodities trading activities that exceed specified levels are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk and default risk).

Prompt Corrective Action

The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards. FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories — well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized — using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well-capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. At December 31, 2011, KeyBank was well-capitalized under the prompt corrective action standards. Federal law also requires that the bank regulatory agencies implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more restrictions on operations, management and capital distributions.

The regulations apply only to banks and not to bank holding companies, such as KeyCorp. However, the Federal Reserve is authorized to take appropriate action against the bank holding company based on the undercapitalized status of any bank subsidiary. In certain instances, the bank holding company would be required to guarantee the performance of the capital restoration plan for its undercapitalized subsidiary. If such categories applied to bank holding companies, we believe that KeyCorp would satisfy the well-capitalized criteria at December 31, 2011. An institution’s prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of the institution or parent bank holding company, and should be considered in conjunction with other available information regarding the financial condition and results of operations of the institution and its parent bank holding company.

Basel Accords

Overview

The current minimum risk-based capital requirements adopted by the U.S. federal banking agencies are based on a 1988 international accord (“Basel I”) that was developed by the Basel Committee on Banking Supervision (the “Basel Committee”). In 2004, the Basel Committee published a new capital framework document (“Basel II”) governing the capital adequacy of large, internationally active banking organizations that generally rely on sophisticated risk management and measurement systems. Basel II is designed to create incentives for these organizations to improve their risk measurement and management processes and to better align minimum capital requirements with the risks underlying their activities.

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

Basel III Capital Framework

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III is a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector. These measures aim to improve the banking sector’s ability to absorb shocks arising from financial and economic stress, whatever the source, improve risk management and governance, and strengthen banks’ transparency and disclosures. Basel III requires higher and better-quality capital, better risk coverage, the introduction of a new leverage ratio as a backstop to the risk-based requirement, measures to promote the build up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

The Basel III final capital framework, among other things, introduces as a new capital measure, “Tier 1 common equity,” and specifies that Tier 1 capital consists of Tier 1 common equity and “additional Tier 1 capital” instruments meeting specified requirements.

The implementation of the Basel III final capital framework will commence January 1, 2013 and be fully phased-in on January 1, 2019. Beginning January 2013, banks with regulators adopting these standards in full would be required to meet the following minimum capital ratios – 3.5% common equity Tier 1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets, and 8.0% total capital to risk-weighted assets. The implementation of a capital conservation buffer, effectively raising the minimum capital requirements, will begin on January 1, 2016 at 0.625% and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

When fully phased-in on January 1, 2019, the Basel III capital framework will require banks to maintain: (a) a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”; (b) a Tier 1 capital to risk-weighted assets ratio of at least 6%, plus the capital conservation buffer; (c) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (d) a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter). Thus, when the capital conservation buffer is fully phased-in, minimum ratios will effectively be: 7% for Tier 1 common equity, 8.5% for Tier 1 capital and 10.5% for total capital, with the 3% leverage ratio being maintained. At December 31, 2011, we had a Tier 1 common equity ratio of 11.26% under current Basel I. Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a common equity Tier 1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III final framework provides for a number of adjustments to, including new deductions from, Tier 1 capital. These include, for example, the inclusion of the mark to market on the available for sale investment securities portfolio, the deduction of the defined pension benefit asset, the deduction of certain deferred tax assets, and the requirement that mortgage servicing rights and significant investments in non-consolidated financial entities be deducted from Tier 1 common equity to the extent that any one such category exceeds 10% of Tier 1 common equity or all such categories in the aggregate exceed 15% of Tier 1 common equity. Implementation of the adjustments and new deductions from Tier 1 common equity will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year).

On January 13, 2011, the Basel Committee issued its final “minimum requirements to ensure loss absorbency at the point of non-viability” document. It requires that all non-common Tier 1 and Tier 2 instruments (e.g., non-cumulative perpetual preferred stock and subordinated debt) issued by an internationally active bank must have a provision that such instruments, at the option of the relevant regulator, are to either be written-off or converted into common equity upon the occurrence of certain trigger events. The final loss absorbency requirements specify that instruments issued on or after January 1, 2013, must meet the new criteria to be included in regulatory capital. Instruments issued prior to January 1, 2013, that do not meet the criteria, but that meet all of the entry criteria for additional Tier 1 or Tier 2 capital, will be considered as instruments that no longer qualify as additional Tier 1 or Tier 2 capital and will be phased out from January 1, 2013 in accordance with the Basel III framework. These provisions are similar to the concept set forth in the Dodd-Frank Act of phasing out trust preferred securities, cumulative preferred securities and certain other securities as Tier 1 capital over a three-year period beginning January 1, 2013, as well as the application of similar capital standards to BHCs as are currently applied to depository institutions. In connection with a rulemaking published in the Federal Register in January 2012, the Federal Reserve indicated that it is in the process of developing a rulemaking with other agencies to implement Basel III. Accordingly, a notice of proposed rulemaking is expected during the first half of 2012. Given our strong capital position, we expect to be able to satisfy the Basel III capital framework when corresponding U.S. capital regulations are finalized.

Basel III Liquidity Framework

The final Basel III liquidity framework requires banks to comply with two measures of liquidity risk exposure:

—

the “liquidity coverage ratio,” based on a 30-day time horizon and calculated as the ratio of the “stock of high-quality liquid assets” divided by “total net cash outflows over the next 30 calendar days,” which must be at least 100%; and

—	the “net stable funding ratio,” calculated as the ratio of the “available amount of stable funding” divided by the “required amount of stable funding,” which must be at least 100%.

Each of the components of these ratios is defined, and the ratio calculated, in accordance with detailed requirements in the Basel III liquidity framework. Although the Basel Committee has not asked for additional comment on these ratios, both are subject to observation periods and transitional arrangements. The Basel III liquidity framework provides specifically that revisions to the liquidity coverage ratio will be made by mid-2013, with such ratio being introduced as a requirement on January 1, 2015, revisions to the net stable funding ratio will be made by mid-2016, and the net stable funding ratio will be introduced as a requirement on January 1, 2018.

The Federal Reserve is expected to publish in the first-half of 2012 a notice of proposed rulemaking for the implementation of the Basel III liquidity framework. While we have a strong liquidity position, the Basel III liquidity framework could require us and other U.S. banks to initiate additional liquidity management initiatives, including adding additional liquid assets, issuing term debt, and modifying our product pricing for loans, commitments, and deposits. U.S. regulators have indicated that they may elect to make certain refinements to the Basel III liquidity framework. Accordingly, at this point it is premature to assess its impact.

Federal Deposit Insurance Act

Deposit Insurance

The FDIC’s DIF provides insurance coverage for certain deposits, which insurance is funded through assessments on banks, like KeyBank. During the period of 2007-2010, higher bank failures dramatically increased resolution costs of the FDIC and depleted the DIF. Pursuant to the Dodd-Frank Act, the amount of deposit insurance coverage for deposits increased permanently from $100,000 to $250,000 per depository, and the coverage of non-interest bearing demand deposit accounts is unlimited, effective from December 31, 2010 to December 31, 2012.

Deposit Insurance Assessments

Substantially all of KeyBank’s domestic deposits are insured up to applicable limits by the FDIC. The FDIC assesses an insured depository institution an amount for deposit insurance premiums. The Dodd-Frank Act required the FDIC to change the assessment base from domestic deposits to average consolidated total assets minus average tangible equity, and requires the DIF reserve ratio to increase to 1.35% by September 30, 2020. Under the final rule, which was effective on April 1, 2011, KeyBank’s annualized deposit insurance premium assessments ranged from $.025 to $.45 for each $100 of its new assessment base, depending on its new scorecard performance factors that will incorporate KeyBank’s regulatory rating, ability to withstand asset and funding related stress, and relative magnitude of potential losses to the FDIC in the event of KeyBank’s failure. We estimate that our 2012 expense for deposit insurance assessments will be $45 million to $60 million.

Conservatorship and Receivership of Institutions

Upon the insolvency of an insured depository institution, the FDIC will be appointed the conservator or receiver under the FDIA. In such an insolvency, the FDIC may repudiate or disaffirm any contract to which such institution is a party if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution’s affairs. Such disaffirmance or repudiation would result in a claim by the other party to the contract against the receivership or conservatorship. The amount paid upon such claim would depend upon, among other factors, the amount of receivership assets available for the payment of such claim and the priority of the claim relative to the priority of others. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision regarding termination, default, acceleration, or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution. The FDIC as conservator or receiver also may transfer any asset or liability of the institution without obtaining any approval or consent of the institution’s shareholders or creditors.

The above provisions would be applicable to obligations and liabilities of Key’s bank subsidiaries that are insured depository institutions, such as KeyBank, including, without limitation, obligations under senior or subordinated debt issued by those banks to investors in the public markets.

Under the Dodd-Frank Act, the FDIC may be appointed receiver to conduct an orderly liquidation of a systemically important financial institution. The FDIC has adopted certain rules to implement its orderly liquidation authority. As KeyCorp has over $50 billion in assets, we are subject to these requirements.

Depositor Preference

The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of its depositors (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC will be placed ahead of unsecured, nondeposit creditors, including a parent holding company, such as KeyCorp, and subordinated creditors, in order of priority of payment.

The Bank Secrecy Act

The Bank Secrecy Act (the “BSA”) requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements. Key has established an anti-money laundering program to comply with the BSA requirements.

Bank Transactions with Affiliates

Federal banking law and the regulations promulgated thereunder impose qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates. Transactions covered by these provisions must be on arm’s length terms, and cannot exceed certain amounts, determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute. These provisions materially restrict the ability of KeyBank, as a bank, to fund its affiliates, including KeyCorp, KeyBanc Capital Markets Inc., any of the Victory mutual funds, and KeyCorp’s nonbanking subsidiaries engaged in making merchant banking investments.

ITEM 1A. RISK	FACTORS

An investment in our Common Shares or other securities is subject to risks inherent to our business and our industry. Described below are certain risks and uncertainties, the occurrence of which could have a material and adverse effect on us. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Although we have significant risk management policies, procedures and practices aimed at mitigating these risks, uncertainties may nevertheless impair our business operations. This report is qualified in its entirety by these risk factors.

IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND/OR ACCESS TO LIQUIDITY AND/OR CREDIT COULD BE MATERIALLY AND ADVERSELY AFFECTED (“MATERIAL ADVERSE EFFECT ON US”). IF THIS WERE TO HAPPEN, THE VALUE OF OUR SECURITIES — COMMON SHARES, SERIES A PREFERRED STOCK, TRUST PREFERRED SECURITIES AND DEBT SECURITIES — COULD DECLINE, PERHAPS SIGNIFICANTLY, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

Our enterprise risk management program (the “ERM program”) identifies Key’s major risk categories, including: market, compliance, credit, liquidity, and operational, together with reputation and strategic risks as they relate to the foregoing. The following risk factors are grouped into categories consistent with the five preceding main categories of risk focused on in our ERM program, with an additional category for risks related to investment in our Common Shares.

I.  Market Risks

The global financial markets continue to be strained as a result of the economic slowdown abroad and concerns about the creditworthiness of member states of the European Union. These factors could have international implications, which could hinder the U.S. economic recovery and affect the stability of global financial markets.

Certain European Union member states have fiscal obligations greater than their fiscal revenue, which has caused investor concern over such countries’ ability to continue to service their debt and foster economic growth in their economies. During 2011, the European debt crisis caused spreads to widen in the fixed income debt markets and liquidity to be less abundant. The European debt crisis and measures adopted to address it have significantly weakened European economies. A weaker European economy may cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies. A failure to adequately address sovereign debt concerns in Europe could hamper economic recovery or contribute to recessionary economic conditions and severe stress in the financial markets, including in the United States. Should the U.S. economic recovery be adversely impacted by these factors, the likelihood for loan and asset growth at U.S. financial institutions, like Key, would deteriorate.

The U.S. economy remains vulnerable as the economic recovery continues to progress slowly.

The recovery of the U.S. economy continues to progress slowly with improvement expected to continue gradually into 2012 and 2013, according to the Federal Open Market Committee (the “FOMC”). Certain downside risks to the U.S. economy remain present. Strains in the global financial markets pose significant downside risk to the U.S. economy. Unemployment, the slowing pace of business fixed investment, and the depressed housing sector are additional factors of concern. The U.S. economy could also be affected by the slowdown in economic activity abroad often related to fiscal tightening and the significant fiscal challenges that remain for local governments in the U.S. The continuation or worsening of these factors could weaken the U.S. economic recovery underway. The downgrade of U.S. Treasury securities by Standard & Poor’s Ratings Services (“S&P”) and political difficulties in addressing the economy within the U.S. government have contributed to high levels of volatility in the financial markets. Should economic indicators deteriorate, the U.S. could face another recession, which could affect us in a variety of substantial and unpredictable ways as well as affect our borrowers’ ability to meet their repayment obligations. We have taken steps since the 2008-2009 financial crisis to strengthen our liquidity position. Nevertheless, a return of the volatile economic conditions recently experienced, including the adverse conditions in the fixed income debt markets, for an extended period of time, particularly if left unmitigated by policy measures, may have a Material Adverse Effect on Us.

We are subject to interest rate risk, which could adversely affect our earnings on loans and other interest-earning assets.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, net interest income, and therefore our earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings. We use simulation analysis to produce an estimate of interest rate exposure based on assumptions and judgments related to balance sheet changes, customer behavior, new products, new business volume, product pricing, competitor behavior, the behavior of market interest rates and anticipated hedging activities. Simulation analysis involves a high degree of subjectivity and requires estimates of future risks and trends. Accordingly, there can be no assurance that actual results will not differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, actual hedging strategies employed, changes in balance sheet composition, and the possible effects of unanticipated or unknown events.

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

II.  Compliance Risks

The regulatory environment for the financial services industry is being significantly impacted by the financial regulatory reform initiatives in the United States, including the Dodd-Frank Act and the regulations promulgated thereunder.

The United States as well as other governments have undertaken major reforms of the regulatory oversight structure of the financial services industry. We expect to face increased regulation of our industry as a result of current and future initiatives intended to provide economic stimulus, financial market stability, and enhance the liquidity and solvency of financial institutions, and new efforts designed to protect consumers and investors from financial abuse. We also expect more intense scrutiny from our bank supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels, particularly due to both KeyBank’s and KeyCorp’s status as covered institutions for the enhanced prudential standards promulgated under the Dodd-Frank Act. Compliance with these new regulations and supervisory initiatives will likely increase our cost and reduce our revenue and may limit our ability to pursue certain desirable business opportunities.

Many parts of the Dodd-Frank Act are now in effect, while others are in an implementation stage likely to continue for several years. The law requires that regulators, some of which are new regulatory bodies created by the Dodd-Frank Act, draft, review and approve more than 300 implementing regulations and conduct numerous studies that are likely to lead to more regulations, thus extending the uncertainty surrounding the ultimate impact of the Dodd-Frank Act on us.

A number of reform provisions are likely to significantly impact the ways in which banks and bank holding companies, including Key, conduct their business:

—

The newly created regulatory bodies include the Bureau of Consumer Financial Protection (the “CFPB”) and the Financial Stability Oversight Council (the “FSOC”). The CFPB has been given authority to regulate consumer financial products and services sold by banks and non-bank companies and to supervise banks with assets of more than $10 billion and their affiliates for compliance with Federal consumer protection laws. Any new regulatory requirements promulgated by the CFPB could require changes to our consumer businesses, result in increased compliance costs and affect the streams of revenue of such businesses. The FSOC has been charged with identifying systemic risks, promoting stronger financial regulation and identifying those non-bank companies that are systemically important and thus should be subject to regulation by the Federal Reserve. In addition, in extraordinary cases and together with the Federal Reserve, the FSOC could break up financial firms that are deemed to present a grave threat to the financial stability of the United States.

—

The Dodd-Frank Act “Volcker Rule” provisions prohibit banks from engaging in certain types of proprietary trading. The scope of the proprietary trading prohibition, and its impact on Key, will depend on the definitions in the final rule, particularly those definitions related to statutory exemptions for risk-mitigating hedging activities; market-making; and customer-related activities.

—

The Volcker Rule and the rulemakings promulgated thereunder are also expected to restrict private equity and hedge fund activities. Our principal investments and real estate capital lines of business hold certain investments representing in aggregate $538 million ($473 million and $65 million, respectively) that we expect may be subject to certain limitations under the Volcker Rule. Under the proposed rulemaking announced on October 11, 2011, we expect to be able to hold these investments until July 2014 with no restriction, and be eligible to obtain up to three one-year extension periods, subject to regulatory approvals. A forced sale of some of these investments could result in Key receiving less value than it would otherwise have received. Depending on the provisions of the final rule, it is possible that other structures through which Key conducts business but that are not typically referred to as private equity or hedge funds could be restricted, with an impact that cannot be evaluated.

—

Pursuant to certain provisions of the Dodd-Frank Act, the Federal Reserve promulgated Regulation II, Debit Card Interchange Fees and Routing (“Regulation II”), which limits debit card interchange fees, eliminates exclusivity arrangements between issuers and networks for debit card transactions, and imposes limits for restrictions on merchant discounting for the use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards. The relevant portions of Regulation II became effective October 1, 2011. Assuming interchange fees are set at the maximum allowable under Regulation II and we receive the fraud adjustment, we estimate that the impact on our debit interchange revenue stream will be an annualized decline of approximately $50 million to $60 million before any potential offsets from other fees or cost mitigation that may be implemented.

—

New provisions under the Dodd-Frank Act concerning the applicability of state consumer protection laws to national banks, such as KeyBank, became effective on July 21, 2011. Questions may arise as to whether certain state consumer financial laws that may have previously been preempted by federal law are no longer preempted as a result of the effectiveness of these new provisions. Depending on how such questions are resolved, we may experience an increase in state-level regulation of our retail banking business and additional compliance obligations, revenue impacts and costs. Provisions under the Dodd-Frank Act that also took effect on July 21, 2011, permit state attorneys general to bring civil actions against national banks, such as KeyBank, for violations of regulations issued by the CFPB.

—

The FDIC and the Federal Reserve have adopted a final rule that requires bank holding companies that have $50 billion or more in assets, like KeyCorp, to periodically submit to the Federal Reserve, the FDIC and the

FSOC a plan discussing how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. In a related rulemaking, the FDIC adopted a final rule that requires insured depository institutions with $50 billion or more in assets, like KeyBank, to prepare and submit a resolution plan to the FDIC. The initial plans for KeyCorp and KeyBank are due December 31, 2013. KeyCorp and KeyBank will be required to submit updated plans annually thereafter. The Federal Reserve and the FDIC may jointly impose restrictions on KeyCorp or KeyBank, including additional capital requirements or limitations on growth, if the agencies determine that the institution’s plan is not credible or would not facilitate a rapid and orderly resolution of KeyCorp under the U.S. Bankruptcy Code, or KeyBank under the FDIA, and additionally could require Key to divest assets or take other actions if we did not submit an acceptable resolution within two years after any such restrictions were imposed.

—

Key is a significant servicer of commercial mortgages held by others, including securitization vehicles. Key anticipates that the Dodd-Frank Act risk retention requirements will impact the market for loans of types that historically have been securitized, potentially affecting the volumes of loans securitized, the types of loan products made available, the terms on which loans are offered, consumer and business demand for loans, and the need for third party loan servicers. The risk retention rules themselves could have the effect of slowing the rebound in the securitization markets and, as a result, may impact the willingness of banks, including KeyBank, to make loans due to balance sheet management requirements.

—

Dodd-Frank imposes a new regulatory regime on the U.S. derivatives markets. While some of the provisions related to derivatives markets went into effect on July 16, 2011, most of the new requirements await final regulations from the relevant regulatory agencies for derivatives, the Commodities Futures Trading Commission (“CFTC”) and the SEC. One aspect of this new regulatory regime for derivatives is that substantial oversight responsibility has been provided to the CFTC, which, as a result, will for the first time have a meaningful supervisory role with respect to some of Key’s businesses. Although the ultimate impact will depend on the final regulations, Key expects that its derivatives business will likely be subject to new substantive requirements, including registration with the CFTC, margin requirements in excess of current market practice, capital requirements specific to this business, real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. These requirements will collectively impose implementation and ongoing compliance burdens on Key and will introduce additional legal risk (including as a result of newly applicable antifraud and antimanipulation provisions and private rights of action). Depending on the final rules that relate to our swaps businesses, the nature and extent of those businesses may change.

—

Financial institutions may be required, regardless of risk, to pay taxes or other fees to the U.S. Treasury. Such taxes or other fees could be designed to reimburse the U.S. Treasury for the many government programs and initiatives it has taken or may undertake as part of its economic stimulus efforts.

It is clear that the reforms, both under the Dodd-Frank Act and otherwise, will have a significant effect on our entire industry. Although it is difficult to predict the magnitude and extent of these effects at this stage, we believe compliance with the Dodd-Frank Act and its implementing regulations and other initiatives will likely negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and may also limit our ability to pursue certain desirable business opportunities. Any new regulatory requirements or changes to existing requirements could require changes to our businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, reform could affect the behaviors of third parties that we deal with in the course of our business, such as rating agencies, insurance companies and investors. Heightened regulatory practices, requirements or expectations resulting from the Dodd- Frank Act and the rules promulgated thereunder could affect us in substantial and unpredictable ways, and, in turn, could have a Material Adverse Effect on Us.

We are subject to extensive government regulation and supervision.

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the DIF and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, ability to repurchase our Common Shares, and growth, among other things.

Changes to statutes, regulations or regulatory policies; changes in the interpretation or implementation of statutes, regulations or policies; and/or continuing to become subject to heightened regulatory practices, requirements or expectations, could affect us in substantial and unpredictable ways, and could have a Material Adverse Effect on Us. Such changes will subject us to additional costs, may limit the types of financial services and products that we may offer as well as the investments that we may make and the manner in which we operate our businesses. These changes may increase the ability of nonbanks to offer competing financial services and products and could make them more attractive alternatives to customers. Failure to appropriately comply with laws, regulations or policies (including internal policies and procedures designed to prevent such violations) could result in sanctions by regulatory agencies or self-regulatory organizations, civil money penalties, financial loss and/or reputation damage, which could have a Material Adverse Effect on Us.

Our controls and procedures may fail or be circumvented.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. We also maintain an ERM program. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or a failure to establish appropriate controls or to comply with regulations related to controls and procedures could have a Material Adverse Effect on Us.

III.  Credit Risks

Should the fundamentals of the commercial real estate market further deteriorate, our financial condition and results of operations could be adversely affected.

The fundamentals within the commercial real estate sector are improving but remain relatively weak, under continuing pressure by reduced asset values, high vacancies and reduced rents. Commercial real estate values peaked in the fall of 2007, after gaining approximately 30% since 2005 and 90% since 2001. According to Moody’s Real Estate Analytics, LLC Commercial Property Index (November 2011), commercial real estate values were down 42% from their peak. A portion of our commercial real estate loans are construction loans. These properties are typically not fully leased at the origination of the loan, but the borrower may be reliant upon additional leasing through the life of the loan to provide cash flow to support debt service payments. If we experienced weaknesses similar to those experienced at the height of the economic downturn, then we would experience a slowing in the execution of new leases, which may also lead to existing lease turnover.

The U.S. economy remains highly vulnerable, and any reversal in broad macro trends would threaten the nascent recovery in commercial real estate. The improvement of certain economic factors, such as unemployment and real estate asset values and rents, has continued to lag behind the overall economy, or not occur at all. These economic factors typically affect certain industries, such as real estate and financial services, more significantly. To illustrate this point, improvements in commercial real estate fundamentals typically lag broad economic recovery by 12 to 18 months. Our clients include entities active in these industries. Furthermore, financial services companies with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, it could have a Material Adverse Effect on Us. Should fundamentals deteriorate as a result of further decline in asset values and the instability of rental income, it could have a Material Adverse Effect on Us.

A failure to sustain reduced amounts of provision (credit) for loan and lease losses and provision (credit) for losses on lending-related commitments, which has benefitted results of operation in recent periods, could result in decreases in net income.

As was typical in the banking industry, the economic downturn that started in 2007 resulted in Key experiencing elevated levels of provision for loan and lease losses and provision for losses on lending-related commitments (“Provision”). In the quarters from the fourth quarter of 2008 through the second quarter of 2010, Key’s Provision for credit losses ranged from $847 million to $218 million for such quarters. Subsequently, in part due to improvement in economic conditions, as well as actions taken by us to manage our portfolio, Key’s Provision declined substantially and in some quarters was a negative Provision, reaching an inflection point in the third quarter of 2010 when a negative Provision of $88 million was recorded. This decline in the Provision has been a major contributor to our ability to maintain and grow our net income during this period. If our Provision were to rise back towards levels experienced during the height of the economic downturn, it would have an adverse effect on our net income and could result in lower levels of net income than we have reported in recent periods.

Declining asset prices could adversely affect us.

During the recent recession from December 2007 to June 2009, the volatility and disruption that the capital and credit markets experienced reached extreme levels. The severe market dislocations in 2008 led to the failure of several substantial financial institutions, causing widespread liquidation of assets and further constraining of the credit markets. These asset sales, along with asset sales by other leveraged investors, including some hedge funds, rapidly drove down prices and valuations across a wide variety of traded asset classes. Asset price deterioration has a negative effect on the valuation of many of the asset categories represented on our balance sheet, and reduces our ability to sell assets at prices we deem acceptable. For example, a further recession would likely reverse recent positive trends in asset prices. These factors could have a Material Adverse Effect on Us.

Various factors may cause our allowance for loan and lease losses to increase.

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense, that represents our estimate of losses within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan and lease losses and risks incurred in the loan portfolio. The level of the allowance reflects our ongoing evaluation of industry concentrations, specific credit risks, loan and lease loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and incurred losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, the stagnation of certain economic indicators that we are more susceptible to, such as unemployment and real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses (i.e., if the loan and lease allowance is inadequate), we will need additional loan and lease loss provisions to increase the allowance for loan and lease losses. Should such additional provisions become necessary, they would result in a decrease in net income and capital and may have a Material Adverse Effect on Us.

We are subject to credit risk, in the form of changes in interest rates and/or changes in the economic conditions in the markets where we operate, which changes could adversely affect us.

There are inherent risks associated with our lending and trading activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. Increases in interest rates and/or further weakening of economic conditions caused by another recession or otherwise could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.

As of December 31, 2011, approximately 70% of our loan portfolio consisted of commercial, financial and agricultural loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than residential real estate loans and consumer loans. We closely monitor and manage risk concentrations and utilize various portfolio management practices to limit excessive concentrations when it is feasible to do so; however, our loan portfolio still contains a number of commercial loans with relatively large balances.

We also do business with environmentally sensitive industries and in connection with the development of Brownfield sites that provide appropriate business opportunities. We monitor and evaluate our borrowers for compliance with environmental-related covenants, which include covenants requiring compliance with applicable law. We take steps to mitigate risks; however, should political or other changes make it difficult for certain of our customers to maintain compliance with applicable covenants, our credit quality could be adversely affected. The deterioration of a larger loan or a group of our loans could cause a significant increase in nonperforming loans, which could result in net loss of earnings from these loans, an increase in the provision for loan and lease losses and an increase in loan charge-offs, any of which could have a Material Adverse Effect on Us.

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

Our success depends primarily on economic conditions in the markets in which we operate. We have concentrations of loans and other business activities in geographic areas where our branches are located — the Rocky Mountains and Northwest, the Great Lakes and the Northeast — as well as potential exposure to geographic areas outside of our branch footprint. For example, the nonowner-occupied properties segment of our commercial real estate portfolio has exposures in markets outside of our footprint. Real estate values and cash flows have been negatively affected on a national basis due to weak economic conditions. Certain markets, such as Florida, southern California, Phoenix, Arizona, and Las Vegas, Nevada, experienced more significant deterioration during the recession; real estate values in these markets in particular remain depressed. The delinquencies, nonperforming loans and charge-offs that we have experienced since 2007 have been more heavily weighted to these specific markets. The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources, and, in turn, may have a Material Adverse Effect on Us.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. We measure, monitor, and mitigate our counterparty risks to reduce the risk of these exposures. These measures include daily position measurement and reporting, the use of scenario analysis and stress testing, replacement cost estimation, risk mitigation strategies, and market feedback validation. Financial services institutions, however, are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. During 2008, Key incurred $54 million of derivative-related charges as a result of market disruption caused by the failure of Lehman Brothers. Another example of losses related to this type of risk are the losses associated with the Bernie Madoff ponzi scheme (“Madoff ponzi scheme”). As a result of the Madoff ponzi scheme, our investment subsidiary, Austin, determined that its funds had suffered investment losses up to $186 million.

Many of our routine transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due us. It is not possible to anticipate all of these risks and it is not feasible to mitigate these risks completely. There can be no assurance that our ERM program will effectively mitigate these risks. In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a negative impact on us. Accordingly, these factors could have a Material Adverse Effect on Us.

IV. Liquidity Risks

Capital requirements imposed by the Dodd-Frank Act, together with new capital and liquidity standards adopted by the Basel Committee, will result in banks and bank holding companies needing to maintain more and higher quality capital than has historically been the case.

New and evolving capital standards, both as a result of the Dodd-Frank Act and the implementation of new capital standards adopted by the Basel Committee, including the so-called “Basel III” accord, will have a significant effect on banks and bank holding companies, including Key. Basel III, among other things, narrows the definition of regulatory capital and establishes higher minimum risk-based capital ratios that, when fully phased-in, will require banking organizations, including Key, to maintain a minimum Tier 1 common ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. A capital conservation buffer of 2.5% above each of these levels also is required, which potentially may be supplemented by an additional countercyclical capital buffer. In addition, Basel III introduces new short-term liquidity and term funding standards, as well as a newly-defined leverage ratio. The capital standards adopted by the Basel Committee and expected to be implemented in the United States increase the capital requirements for specific types of exposures and require that unconsolidated investments in financial entities, mortgage servicing rights, and certain types of deferred tax assets above certain thresholds be deducted from regulatory capital.

Implementation of the new Basel III capital and liquidity standards as well as any additional heightened capital or liquidity standards that may be established by the Federal Reserve under the Dodd-Frank Act remain subject to rulemaking in the U.S. and, in many cases, to extended observation and phase-in periods. As part of the implementation of Basel III, the Federal Reserve will promulgate rules providing for the phase-out of trust preferred securities as Tier 1 risk-based capital for purposes of the regulatory capital guidelines for bank holding companies, as required by the Dodd-Frank Act. Currently, our trust preferred securities represent 10.4% of our Tier 1 risk-based capital or $1.05 billion of Tier 1 risk-based capital. By comparison, our non-cumulative preferred equity and our Tier 1 common equity represent 2.9% and 86.7%, respectively, of our Tier 1 risk-based capital, as of December 31, 2011. The anticipated phase-out (as eligible Tier 1 risk-based capital) of our trust preferred securities will eventually result in us having less of a capital buffer above the well-capitalized regulatory standard of 6% of Tier 1 risk-based capital. The Federal Reserve has indicated that it may make revisions to the Basel III liquidity standards. The full effect of these standards on Key is uncertain at this time.

The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also result in our taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. Federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and share repurchases.

There can be no assurance that the legislation and other initiatives undertaken by the United States government to restore long-term liquidity and stability to the U.S. financial system and reform financial regulation in the U.S. will help stabilize the U.S. financial system.

Since 2008, the federal government has intervened in an unprecedented manner in an effort to provide stability and liquidity to the financial markets. The Federal Reserve is currently maintaining a variety of monetary policy measures to stabilize the economy; these policy measures have been maintained by the FOMC over the last few years as economic growth, unemployment and inflation have not been at levels mandated for the FOMC to achieve.

Market liquidity issues have been alleviated somewhat, but U.S. economic indicators continue to present challenges for overall growth at levels mandated for the FOMC to achieve, and the U.S. economy remains vulnerable. There can be no assurance regarding the actual impact that these government initiatives will have on the financial markets. The failure of the U.S. government programs to sufficiently contribute to financial market stability and put the U.S. economy on a stable path for an economic recovery could result in a worsening of current financial market conditions, which could have a Material Adverse Effect on Us. For example, during the liquidity crisis from late 2007 to 2009, regional financial institutions, like Key, faced difficulties issuing debt in the fixed income debt markets; these conditions could return and pose difficulties for the issuance of both medium-term note and long-term subordinated note issuances. In the event that any of the various forms of turmoil experienced in the financial markets return or become exacerbated, there may be a Material Adverse Effect on Us from (i) continued or accelerated disruption and volatility in financial markets, (ii) continued capital and liquidity concerns regarding financial institutions generally and our transaction counterparties specifically, (iii) limitations resulting from further governmental action to stabilize or provide additional regulation of the financial system, or (iv) further recessionary conditions.

We rely on dividends from our subsidiaries for most of our funds.

We are a legal entity separate and distinct from our subsidiaries. With the exception of cash raised from debt and equity issuances, we receive substantially all of our cash flow from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our equity securities and interest and principal on our debt. Federal banking law and regulations limit the amount of dividends that KeyBank (our largest subsidiary) and certain nonbank subsidiaries may pay to us. During 2008, 2009, 2010 and the first three quarters of 2011, KeyBank did not pay any dividends to us; nonbank subsidiaries paid us $25 million in dividends during 2010 and $45 million in dividends during 2011. During the fourth quarter of 2011, KeyBank paid $300 million in dividends to KeyCorp as it had sufficient capacity to pay dividends under its earnings retention test, which requires KeyBank to only pay dividends from retained earnings generated over the most recent two full years, plus the current year period. At January 1, 2012, KeyBank has capacity to pay $1.3 billion in dividends to KeyCorp under applicable supervisory guidance tests. For further information on the regulatory restrictions on the payment of dividends by KeyBank, see “Supervision and Regulation — Capital” of this report.

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

Traditionally, market factors such as changes in foreign exchange rates; changes in interest rates, interest rate levels and credit spreads; changes in the equity markets; and changes in the financial soundness of bond insurers, sureties and other unrelated financial companies have the potential to affect current market values of financial instruments. During 2008, market events demonstrated this to an extreme. Between July 2007 and October 2009, conditions in the fixed income markets, specifically the wider credit spreads over benchmark U.S. Treasury securities for many fixed income securities, caused significant volatility in the market values of loans, securities, and certain other financial instruments that are held in our trading or held-for-sale portfolios. During the second half of 2010, credit spreads and availability of liquidity in the fixed income debt markets ameliorated with the conclusion of the recession and the beginning of the gradual recovery. As 2011 progressed, the European debt crisis caused credit spreads to widen and the availability of liquidity in the fixed income debt markets to be somewhat less abundant than during the second half of 2010. Opportunities to minimize the adverse affects of market changes are not always available. Substantial changes in the financial markets could have a Material Adverse Effect on Us.

Our credit ratings affect our liquidity position.

Our rating agencies regularly evaluate the securities of KeyCorp and KeyBank, and their ratings of our long-term debt and other securities are based on a number of factors, including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the difficulties in the financial services industry, the financial markets and the economy, there can be no assurance that we will maintain our current ratings. On December 6, 2011, S&P announced a ratings review of 31 North American regional banks and their subsidiaries under its new bank ratings criteria announced November 9, 2011. S&P’s updated its ratings outlook on both KeyCorp and KeyBank from “Stable” to “Positive” and maintained the ratings for KeyCorp and KeyBank. S&P’s ratings for KeyCorp’s short-term borrowings and senior long-term debt are A-2 and BBB+, respectively, and KeyBank’s short-term borrowings, senior long-term debt and subordinated debt are rated A-2, A-, and BBB+, respectively.

In light of the various changes in the ratings methodologies underway as a result of the Dodd-Frank Act, there can be no assurance that we will maintain our current ratings. If the securities of KeyCorp and/or KeyBank suffer ratings downgrades, such downgrades could adversely affect our access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us, thereby reducing our ability to generate income. Downgrades of the credit ratings of securities, particularly if they are below investment-grade, could have a Material Adverse Effect on Us.

We are subject to liquidity risk, which could negatively affect our funding levels.

Market conditions or other events could negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a Material Adverse Effect on Us. Certain credit markets that we participate in and rely upon as sources of funding were significantly disrupted and volatile from the third quarter of 2007 through the third quarter of 2009. Credit markets have improved since then, and we have significantly reduced our reliance on wholesale funding sources. Part of our strategy to reduce liquidity risk involves promoting customer deposit growth, exiting certain noncore lending businesses, diversifying our funding base, maintaining a liquid asset portfolio, and strengthening our capital base to reduce our need for debt as a source of liquidity. Many of these disrupted markets have shown signs of recovery throughout 2011. Nonetheless, if further market disruption or other factors reduce the cost effectiveness and/or the availability of supply in the credit markets for a prolonged period of time, should our funding needs necessitate it, we may need to expand our use of other potential means of accessing funding and managing liquidity such as generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, purchasing deposits from other banks, borrowing under certain secured wholesale facilities, and utilizing relationships developed with fixed income investors in a variety of markets, as well as increased management of loan growth and investment opportunities and other management tools. There can be no assurance that these alternative means of funding will be available; under certain stressed conditions experienced in the liquidity crisis during 2007-2009, some of these alternative means of funding were not available. Should these forms of funding become unavailable, it is unclear what impact, given current economic conditions, unavailability of such funding would have on us. A deep and prolonged disruption in the markets could have the effect of significantly restricting the accessibility of cost effective capital and funding, which could have a Material Adverse Effect on Us.

V. Operational Risks

We are subject to operational risk.

We are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. These events include, among other things, threats to our cybersecurity, as we are reliant upon information systems and the internet to conduct certain of our business activities. We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business, such as certain loan processing functions. Additionally, some of our outsourcing arrangements are located overseas and, therefore, are subject to political risks unique to the regions in which they operate. Although we seek to mitigate operational risk through a system of internal controls, resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities, any and all of which could have a Material Adverse Effect on Us.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems (both internal and provided by third parties) to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be adequately addressed. We also maintain commercially reasonable measures to ensure cybersecurity of our information systems. Other financial service institutions and companies have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber attacks and other means.

Given the rapidly expanding and changing cybersecurity threat landscape that exists today, it is not commercially reasonable to expect that some sort of cybersecurity incident will never occur to Key or the systems of any third-party providers Key relies upon, including overseas providers. This is particularly true because the techniques used change frequently or are not recognized until launched and attacks can originate from a wide array of sources, including third parties outside the company, such as persons involved in organized crimes or associated with external service providers. Those parties may also attempt to fraudulently induce employees or customers or other users of our systems to disclose sensitive information to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our offerings of mobile payments and other internet or web-based products.

A successful penetration or circumvention of the security of our own systems or third-party providers’ systems could cause serious negative consequences for Key, including significant disruption of our operations, misappropriation of confidential information of the company or that of our customers, or damage to our computers or operating systems or those of our customers and counterparties. We have adjusted our cybersecurity program to anticipate that a breach is more likely and have put a greater focus on detection and incident response. Should these measures be insufficient, fail or be breached our operations could be adversely affected, possibly materially. The occurrence of any failure, interruption or security breach of our information systems, including a cybersecurity breach of our systems implemented to protect our information systems security, could damage our reputation, result in a loss of customer business, result in violations of applicable privacy and other laws, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a Material Adverse Effect on Us.

Maintaining or increasing our market share may depend upon our ability to adapt our products and services to evolving industry standards and consumer preferences, while maintaining competitive prices for our products and services.

The continuous, widespread adoption of new technologies, including internet services and smart phones, requires us to evaluate our product and service offerings to ensure they remain competitive. Our success depends, in part, on our ability to adapt our products and services as well as our distribution of them to evolving industry standards and consumer preferences. Consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks using smart phones utilizing PayPal or a financial account associated with a smart phone. There is increasing pressure from our competitors, both bank and non-bank, to keep pace with evolving preferences of consumers and businesses. Payment methods and financial service providers have evolved as the advancement of technology has made possible the delivery of financial products and services through different mediums and providers, such as smart phones and PayPal accounts, thereby increasing competitive pressure in the delivery of financial products and services. The adoption of new technologies could require us to make substantial expenditures to modify our existing products and services. Furthermore, we might not be successful in developing or introducing new products and services, adapting to changing consumer preferences and spending and saving habits, achieving market acceptance or regulatory approval, or sufficiently developing or maintaining a loyal customer base. The introduction of new products and services has the potential to introduce risk which, in turn, can present challenges to us in operating within our risk tolerances while also achieving growth in our market share. In addition, there is increasing pressure from our competitors to deliver products and services at lower prices. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have an adverse impact on us. These factors could reduce our revenues from our net interest margin and fee-based products and services and have a Material Adverse Effect on Us.

We operate in a highly competitive industry and market areas.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and super-regional banks as well as smaller community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national financial services firms. In recent years, while the breadth of the institutions that we compete with has increased, competition has intensified as a result of consolidation efforts. Since 2009, competition has intensified as the challenges of the liquidity crisis and market disruption led to further redistribution of deposits and certain banking assets to strong and large financial institutions. We expect this trend to continue. The competitive landscape was also affected by the conversion of traditional investment banks to bank holding companies during the liquidity crisis due to the access it provides to government-sponsored sources of liquidity. The financial services industry’s competitive landscape could become even more intensified as a result of legislative, regulatory, structural and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks.

Our ability to compete successfully depends on a number of factors, including:

•	our ability to develop and execute strategic plans and initiatives;
•	our ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets;
•	our ability to expand our market position;
•	the rate at which we introduce new products and services as well as new technologies relative to our competitors;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	our ability to attract and retain talented executives and relationship managers; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a Material Adverse Effect on Us.

Our earnings and/or financial condition may be affected by changes in accounting principles and in tax laws, or the interpretation of them.

Changes in or reinterpretations of U.S. generally accepted accounting principles could have a Material Adverse Effect on Us. Although these changes may not have an economic impact on our business, they could impact our financial statements thus affecting our performance ratios.

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

Additionally, we conduct quarterly assessments of our deferred tax assets. The carrying value of these assets is dependent upon earnings forecasts and prior period earnings. A significant change in our assumptions could affect the carrying value of our deferred tax assets on our balance sheet, which, in turn, could have a Material Adverse Effect on Us.

Potential acquisitions may disrupt our business and dilute shareholder value.

Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of the target company;
•	exposure to potential asset quality issues of the target company;
•	difficulty and expense of integrating the operations and personnel of the target company;
•	potential disruption to our business;
•	potential diversion of our management’s time and attention;
•	the possible loss of key employees and customers of the target company;
•	difficulty in estimating the value (i.e., the assets and liabilities) of the target company;
•	difficulty in estimating the fair value of acquired assets, liabilities and derivatives of the target company; and
•	potential changes in banking or tax laws or regulations that may affect the target company.

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

From time to time, customers, vendors or other parties may make claims and take legal actions against us. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, consistent with applicable accounting guidance. At any given time we have a variety of legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect how the market perceives us and our products and services as well as impact customer demand for those products and services. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry. The legal changes to the consumer protection laws provided for by the Dodd-Frank Act, the creation of the CFPB, and the uncertainty as to whether federal preemption of certain state consumer laws remains intact for federally chartered financial institutions like KeyBank and KeyCorp present additional legal risk to the financial services industry, including Key. Furthermore, we, like other members of the banking industry, may face additional regulatory and legal actions from state attorneys general, the CFPB and other parties related to consumer rights. There have also been a number of highly publicized cases involving fraud or misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Any financial liability for which we have not adequately maintained reserves, and/or any reputation damage from such claims and legal actions, could have a Material Adverse Effect on Us.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to retain or hire the people we want and/or need. To attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, have a Material Adverse Effect on Us. Although we have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a Material Adverse Effect on Us.

Various restrictions on compensation of certain executive offers were imposed under the Recovery Act, the Dodd-Frank Act and other legislation or regulations. Our ability to attract and/or retain talented executives and/or relationship managers may be affected by these developments or any new executive compensation limits, and such restrictions could have a Material Adverse Effect on Us.

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

VI. Risks to Our Common Shares.

You may not receive dividends on the Common Shares.

Holders of our Common Shares are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Furthermore, our common shareholders are subject to the prior dividend rights of any holders of our preferred stock or depositary shares representing such preferred stock then outstanding. As of February 17, 2012, there were 2,904,839 shares of KeyCorp’s Series A Preferred Stock with a liquidation preference of $100 per share issued and outstanding.

We paid a quarterly dividend on our Common Shares for each quarter of 2011. As long as our Series A Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our Common Shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. These factors could adversely affect the market price of our Common Shares. Also, KeyCorp is a bank holding company and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Our share price can be volatile.

Share price volatility may make it more difficult for you to resell your Common Shares when you want and at prices you find attractive. Our share price can fluctuate significantly in response to a variety of factors including:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The headquarters of KeyCorp and KeyBank are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2011, Key leased approximately 686,002 square feet of the complex, encompassing the first twenty-three floors and the 54th through 56th floors of the 57-story Key Tower. As of the same date, KeyBank owned 593 and leased 465 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.

Branches and ATMs by Region

	Rocky Mountains and Northwest	Great Lakes	Northeast	Total
Branches	401	353	304	1,058
ATMs	583	551	445	1,579

Rocky Mountains and Northwest — Alaska, Colorado, Idaho, Oregon, Utah and Washington

Great Lakes — Indiana, Kentucky, Michigan and Ohio

Northeast — Connecticut, Maine, New York and Vermont

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2011, KeyCorp and its subsidiaries and its employees, directors and officers are defendants or putative defendants in a variety of legal proceedings, in the form of regulatory/government investigations as well as private, civil litigation and arbitration proceedings. The private, civil litigations range from individual actions involving a single plaintiff to putative class action lawsuits with potentially thousands of class members. Investigations involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These legal proceedings are at varying stages of adjudication, arbitration or investigation and involve a variety of claims (including common law tort, contract claims, securities, ERISA, and consumer protection claims). At times, these legal proceedings present novel claims or legal theories.

On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we have not accrued legal reserves, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established reserves are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter or a combination of matters, may be material to our results of operation for a particular period, depending upon the size of the loss or our income for that particular period.

The information in the Legal Proceedings section of Note 16 (“Commitments, Contingent Liabilities and Guarantees”) of the Notes to our Consolidated Financial Statements is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend restrictions discussion in the Supervision and Regulation section in Item 1 of this report, and the following disclosures included in Item 7 the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements contained in Item 8 of this report, are incorporated herein by reference:

Page(s)
Discussion of Common Shares, shareholder information and repurchase activities in the section captioned “Capital – Common shares outstanding”	72-73
Presentation of annual and quarterly market price and cash dividends per Common Share	37, 98

Discussion of dividend restrictions in the “Liquidity risk management — Liquidity for KeyCorp” section, Note 3 (“Restrictions on Cash, Dividends and Lending Activities”), and Note 20 (“Shareholders’ Equity”)

85, 127, 194
KeyCorp common share price performance (2006-2011) graph	73

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

In the past, we have periodically repurchased Common Shares in the open market or through privately negotiated transactions under a repurchase program authorized by our Board of Directors. The program does not have an expiration date, and we have outstanding Board authority to repurchase 13.9 million shares. We did not repurchase any Common Shares during all of 2011 or 2010 other than the shares acquired from employees in connection with our stock compensation. As discussed in further detail in “Supervision and Regulation” in Item 1, Part I of this report, we are required to annually submit a capital plan to the Federal Reserve setting forth capital actions, including any share repurchases our board of directors and management may propose to make during the year. Pursuant to that requirement, we have submitted our capital plan for review to the Federal Reserve that contemplates, among other uses of our capital, potential share repurchases in 2012.

Calendar month	Total number of shares repurchased	(a)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a)	Maximum number of shares that may yet be purchased under the plans or programs	(a)
October	—		—	—		13,922,496
November	—		—	—		13,922,496
December	361		$7.47	—		13,922,496
Total	361		$7.47	—		13,922,496

(a)	During the fourth quarter of 2011, Key did not make any repurchases pursuant to any publicly announced plan or program to repurchase its Common Shares; the total Common Shares purchased represents shares deemed surrendered to Key to satisfy certain employee elections under its compensation and benefit programs. As such, there has been no change in the maximum number of shares that may yet be purchased under the plans or programs.

Entry Into Certain Covenants

We entered into a transaction (with an overallotment option) in 2008, which involved the issuance of enhanced trust preferred securities (“Trust Preferred Securities”) by Delaware statutory trusts formed by us (the “Trusts”), as further described below. Simultaneously with the closing of this transaction, we entered into a so-called replacement capital covenant (each, a “Replacement Capital Covenant” and collectively, the “Replacement Capital Covenants”) for the benefit of persons that buy or hold specified series of long-term indebtedness of KeyCorp or its then largest depository institution, KeyBank (the “Covered Debt”). This Replacement Capital Covenant provides that neither KeyCorp nor any of its subsidiaries (including any of the Trusts) will redeem or purchase all or any part of the Trust Preferred Securities or certain junior subordinated debentures issued by KeyCorp and held by the Trust (the “Junior Subordinated Debentures”), as applicable, on or before the date specified in the applicable Replacement Capital Covenant, with certain limited exceptions, except to the extent that, prior to the date of that redemption or purchase, we have received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Trust Preferred Securities or the Junior Subordinated Debentures, as applicable, at the time of redemption or purchase, and (ii) we have obtained the prior approval of the Federal Reserve, if such approval is then required by the Federal Reserve. We will provide a copy of the Replacement Capital Covenant to holders of Covered Debt upon request made in writing to KeyCorp, Investor Relations, 127 Public Square, Mail Code OH-01-27-1113, Cleveland, OH 44114-1306.

The following table identifies the (i) closing date for each transaction, (ii) issuer, (iii) series of Trust Preferred Securities issued, (iv) Junior Subordinated Debentures, and (v) applicable Covered Debt as of the date this annual report was filed with the SEC.

Closing Date	Issuer	Trust Preferred Securities	Junior Subordinated Debentures	Covered Debt

2/27/2008	KeyCorp Capital X and KeyCorp	$700,000,000 principal amount of 8.000% Enhanced Trust Preferred Securities	KeyCorp’s 8.000% junior subordinated debentures due March 15, 2068	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

3/3/2008	KeyCorp Capital X and KeyCorp (overallotment)	$40,000,000 principal amount of 8.000% Enhanced Trust Preferred Securities	KeyCorp’s 8.000% junior subordinated debentures due March 15, 2068	KeyCorp’s 5.70% junior subordinated debentures due 2035 underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

ITEM 6.	SELECTED FINANCIAL DATA

The information included under the caption “Selected Financial Data” in Item 7. the MD&A beginning on page 37 is incorporated herein by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the “MD&A”)

Throughout the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations. These terms are defined in Note 1 (“Summary of Significant Accounting Policies”) which begins on page 113.

Introduction

This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for each of the past three years. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections that we refer to are presented in the table of contents.

Terminology

Throughout this discussion, references to “Key,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association.

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

¿	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business and Austin. Results for the education lending business and Austin have been accounted for as discontinued operations for all periods presented.

¿	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

¿	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

¿	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Supervision and Regulation,” the regulators are required to conduct a supervisory capital assessment of the BHCs with assets of at least $50 billion, including KeyCorp. As part of this capital adequacy review, banking regulators evaluate a component of Tier 1 capital, known as Tier 1 common equity. For more information on total capital, Tier 1 capital and Tier 1 common equity, and how they are calculated see the section entitled “Capital.”

¿	During the first quarter of 2010, we re-aligned our reporting structure for our segments. Previously, the Consumer Finance business group consisted mainly of portfolios that were identified as exit or run-off portfolios and were included in our Key Corporate Bank segment. We are now reflecting these exit loan portfolios in Other Segments. The automobile dealer floor plan business, previously included in Consumer Finance, has been re-aligned with the Commercial Banking line of business within the Key Community Bank segment. In addition, other previously identified exit portfolios included in the Key Corporate Bank segment, including our homebuilder loans from the Real Estate Capital line of business and commercial leases from the Equipment Finance line of business, have been moved to Other Segments. For more detailed financial information pertaining to each segment and its respective lines of business, see Note 21 (“Line of Business Results”).

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Summary of Significant Accounting Policies”).

Figure 1. Selected Financial Data

dollars in millions, except per share amounts	2011	2010	2009	2008	2007	2006	(d)		Compound Annual Rate of Change (2006-2011)
YEAR ENDED DECEMBER 31,
Interest income	$2,889	$3,408	$3,795	$4,353	$5,336	$5,065			(10.6	) %
Interest expense	622	897	1,415	2,037	2,650	2,329			(23.2)
Net interest income	2,267	2,511	2,380	2,316	2,686	2,736			(3.7)
Provision for loan and lease losses	(60)	638	3,159	1,537	525	148			N/M
Noninterest income	1,808	1,954	2,035	1,847	2,241	2,124			(3.2)
Noninterest expense	2,790	3,034	3,554	3,476	3,158	3,061			(1.8)
Income (loss) from continuing operations before
income taxes and cumulative effect of accounting change	1,345	793	(2,298)	(850)	1,244	1,651			(4.0)
Income (loss) from continuing operations attributable to Key
before cumulative effect of accounting change	964	577	(1,287)	(1,295)	935	1,177			(3.9)
Income (loss) from discontinued operations, net of taxes(b)	(44)	(23)	(48)	(173)	(16)	(127)			N/M
Net income (loss) attributable to Key before
cumulative effect of accounting change	920	554	(1,335)	(1,468)	919	1,050			(2.6)
Net income (loss) attributable to Key	920	554	(1,335)	(1,468)	919	1,055			(2.7)
Income (loss) from continuing operations attributable to
Key common shareholders	857	413	(1,581)	(1,337)	935	1,182			(6.2)
Income (loss) from discontinued operations, net of taxes(b)	(44)	(23)	(48)	(173)	(16)	(127)			N/M
Net income (loss) attributable to Key common shareholders	813	390	(1,629)	(1,510)	919	1,055			(5.1)

PER COMMON SHARE
Income (loss) from continuing operations attributable to
Key common shareholders before
cumulative effect of accounting change	$.92	$.47	$(2.27)	$(2.97)	$2.39	$2.91			(20.6	) %
Income (loss) from discontinued operations, net of taxes(b)	(.05)	(.03)	(.07)	(.38)	(.04)	(.31)			N/M
Net income (loss) attributable to Key
before cumulative effect of accounting change	.87	.45	(2.34)	(3.36)	2.35	2.60			(19.7)
Net income (loss) attributable to Key common shareholders	.87	.45	(2.34)	(3.36)	2.35	2.61			(19.7)
Income (loss) from continuing operations attributable to
Key common shareholders before
cumulative effect of accounting change — assuming dilution	$.92	$.47	$(2.27)	$(2.97)	$2.36	$2.87			(20.4)
Income (loss) from discontinued operations,
net of taxes — assuming dilution(b)	(.05)	(.03)	(.07)	(.38)	(.04)	(.31)			N/M
Income (loss) attributable to Key before
cumulative effect of accounting change — assuming dilution	.87	.44	(2.34)	(3.36)	2.32	2.56			(19.4)
Net income (loss) attributable to
Key common shareholders — assuming dilution	.87	.44	(2.34)	(3.36)	2.32	2.57			(19.5)
Cash dividends paid	.10	.04	.0925	1.00	1.46	1.38			(40.8)
Book value at year end	10.09	9.52	9.04	14.97	19.92	19.30			(12.2)
Tangible book value at year end	9.11	8.45	7.94	12.48	16.47	16.07			(10.7)
Market price at year end	7.69	8.85	5.55	8.52	23.45	38.03			(27.4)
Dividend payout ratio	11.49	8.89	N/M	N/M	62.13%	52.87%			N/A
Weighted-average common shares outstanding (000)	931,934	874,748	697,155	450,039	392,013	404,490			18.2
Weighted-average common shares and
potential common shares outstanding (000)	935,801	878,153	697,155	450,039	395,823	410,222			17.9

AT DECEMBER 31.
Loans	$49,575	$50,107	$58,770	$72,835	$70,492	$65,480			(5.4	) %
Earning assets	73,729	76,211	80,318	89,759	82,865	77,146	(d	)	(.9)
Total assets	88,785	91,843	93,287	104,531	98,228	92,337	(d	)	(.8)
Deposits	61,956	60,610	65,571	65,127	62,934	58,901			1.0
Long-term debt	9,520	10,592	11,558	14,995	11,957	14,533			(8.1)
Key common shareholders’ equity	9,614	8,380	7,942	7,408	7,746	7,703			4.5
Key shareholders’ equity	9,905	11,117	10,663	10,480	7,746	7,703			5.2

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.17%	.66%	(1.35)%	(1.29)%	1.02%	1.34%			N/A
Return on average common equity	9.26	5.06	(19.00)	(16.22)	12.11	15.28			N/A
Net interest margin (TE)	3.16	3.26	2.83	2.15	3.50	3.73			N/A

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.04%	.59%	(1.34)%	(1.41)%	.97%	1.12%			N/A
Return on average common equity	8.79	4.78	(19.62)	(18.32)	11.90	13.64			N/A
Net interest margin (TE)	3.09	3.16	2.81	2.16	3.46	3.69			N/A
Loan to deposit(c)	87.00	90.30	97.30	120.87	128.20	120.50			N/A

CAPITAL RATIOS AT DECEMBER 31,
Key shareholders’ equity to assets	11.16%	12.10%	11.43%	10.03%	7.89%	8.34%	(d	)	N/A
Tangible Key shareholders’ equity to tangible assets	10.21	11.20	10.50	8.96	6.61	7.04	(d	)	N/A
Tangible common equity to tangible assets(a)	9.88	8.19	7.56	5.98	6.61	7.04	(d	)	N/A
Tier 1 common equity(a)	11.26	9.34	7.50	5.62	5.74	6.47			N/A
Tier 1 risk-based capital	12.99	15.16	12.75	10.92	7.44	8.24			N/A
Total risk-based capital	16.51	19.12	16.95	14.82	11.38	12.43			N/A
Leverage	11.79	13.02	11.72	11.05	8.39	8.98			N/A

TRUST AND BROKERAGE ASSETS
Assets under management	$51,732	$59,815	$66,939	$64,717	$85,442	$84,699			N/A
Nonmanaged and brokerage assets	30,639	28,069	19,631	22,728	33,918	56,292			N/A

OTHER DATA
Average full-time-equivalent employees	15,381	15,610	16,698	18,095	18,934	20,006			(5.1	) %
Branches	1,058	1,033	1,007	986	955	950			2.2

(a)	See Figure 4 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures to “tangible common equity” and “Tier 1 common equity.” The table reconciles the GAAP performance to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(b)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind-down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customer base.

(c)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

(d)	Certain financial data for periods prior to 2007 have not been adjusted to reflect the effect of our January 1, 2008, adoption of new accounting guidance regarding the offsetting of amounts related to certain contracts.

Economic overview

Economic and political uncertainty and financial market volatility were the dominant themes throughout 2011. The year began with optimism that the economic recovery in the United States was finally gaining momentum three years after the financial crisis of 2008 sparked the worst recession since the Great Depression. That optimism quickly faded during the first quarter of 2011 after multiple economic shocks interrupted the recovery. First, political unrest in North Africa and the Middle East resulted in volatility in oil and gas prices, lessening the consumer’s discretionary purchasing power. Then the natural disasters in Japan created manufacturing supply chain disruptions, which slowed U.S. industrial production and growth. Finally, awareness of the sovereign debt crisis in Europe increased and financial market volatility heightened. Equity markets reeled over fears that fiscal austerity in Europe would lead to a weakening of their banking sector, and European leaders were unable to allay those concerns. The environment was further intensified by the U.S. debt ceiling debate that ultimately led to the historic downgrade of the United States’ AAA credit rating by Standard & Poor’s.

U.S. employers added 1.82 million jobs in 2011. This compares favorably to the 1 million jobs added in 2010. The unemployment rate in December of 2011 decreased to 8.5%, compared to the 9.4% rate at the end of 2010. While the unemployment rate showed improvement throughout the year, it remained considerably higher than the ten-year average unemployment rate of 6.5%. Despite the improving job market, U.S. consumers, whose confidence had been rattled by the news headlines throughout the year, were hesitant to spend. The average monthly rate of consumer spending increased 0.3% for 2011 compared to an average monthly increase of 0.4% for 2010. Spending was also tempered by rising inflationary pressures, as consumer prices in December of 2011 increased at an annual rate of 3.0%, up from the 1.5% increase for all of 2010.

The housing market remained weak throughout 2011 and continued to be a drag on the recovery. In December of 2011 new home sales decreased 7% from December of 2010, while the median price of new homes decreased by 13% over the same period. Building activity improved modestly as housing starts at the end of 2011 increased 25% from a year earlier, but still remained at historically low levels. Existing home sales also remained weak as lower mortgage rates and price discounts were not enough to lure buyers back into the market. In December of 2011 existing home sales increased 4% from the same month a year ago, and the median price of existing homes decreased by 3% over the same period. While remaining historically elevated, the number of new foreclosures decreased 20% in December of 2011 from a year earlier.

The Federal Reserve held the federal funds target rate near zero and took further accommodative monetary policy actions in 2011. The Federal Reserve continued to expand its holdings of Treasury securities during the first half of the year as announced in November of 2010. As the economic outlook weakened in the second half of 2011, the Federal Reserve attempted to increase its transparency in August by stating that it would keep the federal funds rate at exceptionally low levels at least through mid-2013. The Federal Reserve updated this communication in January of 2012 to indicate that conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. Furthermore, in an attempt to lower longer-term borrowing rates to consumers and businesses, the Federal Reserve announced a program in September dubbed Operation Twist by investors. This program involves the Federal Reserve purchasing $400 billion of U. S. Treasury securities with longer maturities while selling the same amount of U. S. Treasury securities with shorter maturities. These actions along with the recognition of a weakening global economy contributed to a drop in benchmark term interest rates. The benchmark two-year U.S. Treasury yield declined from 0.60% at December 31, 2010 to 0.24% at December 30, 2011. The ten-year U.S. Treasury yield, which began the year at 3.30%, decreased by 1.42% to close 2011 at 1.88%. The S&P 500 equity index, which had been up over 8% for the year through April of 2011 and then down almost 13% for the year through October of 2011, ended the year approximately unchanged.

Long-term financial goals

Our long-term financial goals are as follows:

¿	Target a loan to core deposit ratio range of 90% to 100%.

¿	Return to a moderate risk profile by targeting a net charge-off ratio range of .40% to .50%.

¿	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50% and ratio of noninterest income to total revenue of greater than 40%.

¿	Create positive operating leverage and target an efficiency ratio in the range of 60 to 65%.

¿	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the fourth quarter of 2011 and the year ended 2011.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics(a)	4Q11	2011	Targets	Action Plans
Core funded	Loan to deposit ratio (b)	87%	87%	90-100%	• Leverage intergrated model to grow relationships and loans
					• Improve deposit mix
Returning to a moderate risk profile	NCOs to average loans	.86%	1.11%	.40-.50%	• Focus on relationship clients
					• Exit noncore portfolios
					• Limit concentrations
					• Focus on risk-adjusted returns
Growing high quality, diverse revenue streams	Net Interest Margin	3.13%	3.16%	> 3.50%	• Improve funding mix
					• Focus on risk-adjusted returns
	Noninterest income to total revenue	42%	44%	> 40%	• Grow client relationships
					• Leverage Key’s total client solutions and cross-selling capabilities
Creating positive operating leverage					• Improve efficiency and effectiveness
	Efficiency ratio	73%	68%	60 - 65%	• Leverage technology
					• Change cost base to more variable from fixed
Executing our strategies	Return on average assets	1.01%	1.17%	1.00-1.25%	• Execute our client insight-driven relationship model
					• Focus on operating leverage
					• Improved funding mix with lower cost core deposits

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Corporate strategy

We remain committed to enhancing long-term shareholder value by continued execution of our business plan, growing our franchise and being disciplined in our managing of capital. We are achieving this by implementing our 2011/2012 strategic priorities. In short, we grow by building enduring relationships through client focused solutions and extraordinary service. Our strategic priorities for enhancing long-term shareholder value are as follows:

¿	Grow profitability. We continue to focus on increasing revenues and controlling costs. We will continue to leverage technology and grow in ways that are sustainable and consistent with our core relationship strategy to achieve this objective.

¿	Acquire and grow relationships. By keeping our clients at the center of all we do, we will acquire and retain the right clients, and then fully develop those relationships in ways that are mutually beneficial to both our clients and Key. We will continue to leverage the alignment of our franchise across business lines to support the needs of our clients.

¿	Effectively manage risk and reward. We will continue to tackle our opportunities with a disciplined approach that effectively balances rewards consistent with our risk appetite. Our employees must have a clear understanding of our risk tolerance with regard to factors such as asset quality, operational risk and liquidity levels to ensure that we operate within our desired risk appetite.

¿	Maintain financial strength. With the foundation of a strong balance sheet, we will continue to stay focused on sustaining strong reserves, liquidity and capital. We also will balance effective expense control with sound investments to enhance our capabilities and grow our business.

¿	Engage a talented and diverse workforce. We are committed to investing in our workforce to optimize the talent in our organization. We will continue to stress the importance of training, retaining, developing and challenging our employees. We believe through our employees’ focused execution we will continue to win with our clients and drive results consistent with our strategic priorities.

Strategic developments

We initiated the following actions during 2011 and 2010 to support our corporate strategy:

¿	We returned to profitability in 2010 and remained profitable throughout 2011. The results for 2011 were primarily due to lower credit costs and an improvement in noninterest expense, as compared to 2010, as our new leadership team implemented their commitment to focused strategy execution.

¿	On January 11, 2012, we signed a purchase and assumption agreement to acquire 37 retail branches in Buffalo and Rochester, NY. The deposits associated with these branches total approximately $2.4 billion, while loans total approximately $400 million. We will use this excess liquidity to fund debt maturities and loan growth. The transaction is expected to close in late second or early third quarter of 2012.

¿	We were recognized in a survey by American Customer Satisfaction Index, published in January of 2012, showing that we are one of only two large banks that improved its overall customer satisfaction score for two consecutive years. Our score is significantly more positive than the banking industry overall.

¿	During 2011, we continued to benefit from improved asset quality. From one year ago, nonperforming loans declined by $341 million to $727 million, and nonperforming assets decreased by $479 million to $859 million. Net charge-offs during 2011 declined to $541 million, or 1.11% of average loan balances, compared to $1.6 billion, or 2.91% of average loan balances during 2010.

¿	At December 31, 2011 our capital ratios remained strong with a Tier 1 common equity ratio of 11.26%, our loan loss reserves were adequate at 2.03% to period-end loans and we were core funded with a loan to deposit ratio of 87%. Our strong capital position provides us with the flexibility to support our clients and our business needs and to evaluate other appropriate capital deployment opportunities.

¿	For the year ended December 31, 2011, our efficiency ratio was 68%.

¿	As previously reported, Key completed the repurchase of the $2.5 billion of Series B Preferred Stock and corresponding warrant issued to the U.S. Treasury Department. As a result of the repurchase, we recorded a $49 million one-time deemed dividend in the first quarter of 2011 related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. Beginning with the second quarter of 2011, the repurchase resulted in the elimination of quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares. In total, Key paid $2.867 billion to the U.S. Treasury during the investment period in the form of dividends, principal and repurchase of the warrant, resulting in a return to the U.S. Treasury of $367 million above the initial investment of $2.5 billion made on November 14, 2008.

¿	During March 2011, we completed a $625 million underwritten public offering of 70,621,470 of our Common Shares at a price of $8.85 per share, and a public offering of $1 billion 5.1% Senior Medium-Term Notes, Series I.

¿	In May 2011, our Board of Directors approved an increase in our quarterly cash dividend to $.03 per Common Share or $.12 on an annualized basis. This is a result of our return to sustained profitability, disciplined capital and expense management, and continued improvement in credit quality.

¿	During the second half of 2011, we formalized our “Key Employee Promise”, which is that “Together, we have a strong sense of community where each one of us has the opportunity for personal growth, to do work that matters in a place where results are rewarded.” This promise is built on our core values and supports our growth strategy of building enduring relationships through client focused solutions and extraordinary service.

¿	Henry L. Meyer retired on May 1, 2011, and Beth E. Mooney assumed the additional role of Chairman and Chief Executive Officer on that date, and became the first woman CEO of a top 20 U.S. bank. Mooney, who has over 30 years of experience in retail banking, commercial lending, and financing was President and Chief Operating Officer and a member of KeyCorp’s Board of Directors.

¿	During 2010, our balance sheet began to reflect strong capital, liquidity and reserve levels. In August 2010, we issued $750 million of five-year senior unsecured debt at the holding company.

Highlights of Our 2011 Performance

Financial performance

For 2011, we announced net income from continuing operations attributable to Key common shareholders of $857 million, or $.92 per Common Share. These results compare to net income from continuing operations attributable to Key common shareholders of $413 million, or $.47 per Common Share, for 2010.

Figure 3 shows our continuing and discontinued operating results for the past three years.

Figure 3. Results of Operations

Year ended December 31,
in millions, except per share amounts	2011	2010	2009
SUMMARY OF OPERATIONS
Income (loss) from continuing operations attributable to Key	$964	$577	$(1,287)
Income (loss) from discontinued operations, net of taxes (a)	(44)	(23)	(48)

Net income (loss) attributable to Key	$920	$554	$(1,335)

Income (loss) from continuing operations attributable to Key	$964	$577	$(1,287)
Less: Dividends on Series A Preferred Stock	23	23	39
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	—	114
Cash dividends on Series B Preferred Stock	31	125	125
Amortization of discount on Series B Preferred Stock (b)	53	16	16

Income (loss) from continuing operations attributable to Key common shareholders	857	413	(1,581)
Income (loss) from discontinued operations, net of taxes (a)	(44)	(23)	(48)

Net income (loss) attributable to Key common shareholders	$813	$390	$(1,629)

PER COMMON SHARE - ASSUMING DILUTION
Income (loss) from continuing operations attributable to Key common shareholders	$.92	$.47	$(2.27)
Income (loss) from discontinued operations, net of taxes (a)	(.05)	(.03)	(.07)

Net income (loss) attributable to Key common shareholders (c)	$.87	$.44	$(2.34)

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the year ended December 31, 2011, was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	Includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(c)	EPS may not foot due to rounding.

The earnings improvement in 2011 resulted from an improvement in credit quality, expense control and our success in growing our business when compared to 2010. Results in 2009 were adversely impacted by an elevated provision for loan and lease losses, write-offs of certain intangible assets and write-downs of certain commercial real estate related investments.

In 2011, we benefited from the actions taken to strengthen our balance sheet, reduce risk, reposition our business and rebuild capital. Our 2011 full year results, lead us to believe that we have returned to solid and sustainable profitability, reached an inflection point in our loan portfolio, and have established peer leading capital levels.

In 2012, we will continue to focus on cost control efforts as we invest in client facing positions and technology, continue to optimize our non-client facing positions and occupancy costs, expend for marketing where we can deepen client relationships to improve future revenue and implement efficiency initiatives.

The net interest margin from continuing operations was 3.16% for 2011. This was a decrease of ten basis points from 2010. This decrease was primarily attributable to a lower yield on average earning assets compared to the prior year, resulting primarily from the continuation of the low rate environment. We continue to experience an improvement in the mix of deposits by reducing the level of higher costing certificates of deposit and growing lower costing transaction accounts. This benefit along with reductions in administered rate deposits allowed us to maintain the spread between interest earning assets and our cost of funds during 2011 compared to 2010. Our expectation for 2012 is for the net interest margin to show modest improvement as we continue to anticipate our funding costs to decline.

Average total loans increased $656 million during the fourth quarter, compared to the third quarter of 2011. This represented a 1.4% unannualized increase from the third quarter of 2011, and is the first time we have grown quarterly average loan balances since the fourth quarter of 2008. The average balances of commercial, financial and agricultural loans increased from $17.4 billion to $18.3 billion, or approximately 5.4% unannualized. This is the third consecutive quarter average growth for the commercial, financial and agricultural portfolio. Our utilization rate of commercial, financial and agricultural loans improved from 44.4% in the third quarter of 2011 to 46.3% in the fourth quarter of 2011. This confirmed our belief that we reached an inflection point for loan growth in the third quarter of 2011.

Our exit loan portfolio accounted for $119 million or, 13.85%, of our nonperforming assets at December 31, 2011 compared to $210 million, or 15.7%, at December 31, 2010, and $599 million, or 23.9%, at December 31, 2009. While we have made progress in decreasing our exit loan portfolio, we believe these loan balances will be running down more slowly in the future due to the longer term nature of these remaining loan portfolios.

Our consolidated average loan to deposit ratio was 87% for the fourth quarter of 2011, compared to 90% for the fourth quarter of 2010. This continued decline was accomplished by growing our noninterest-bearing deposits, NOW and money market accounts, reducing our reliance on wholesale funding, exiting nonrelationship businesses and soft loan demand during the first half of 2011.

We originated new or renewed lending commitments to consumers and businesses of approximately $10.5 billion during the fourth quarter and $36.6 billion for 2011. This annual amount compares to approximately $29.5 billion in 2010, an increase of 24%.

Our trend of improving the mix of deposits continued during 2011 where we experienced a $5.4 billion or 11.9% increase in non-time deposits. Approximately $6.8 billion of our certificates of deposit outstanding at December 31, 2011, will mature over the next four quarters, and included in these totals are approximately $2.5 billion of higher costing certificates of deposit originated prior to 2009. The breakdown of these higher costing certificates of deposits is as follows:

¿	$238 million at a 4.95% cost mature in the first quarter of 2012;

¿	$688 million at a 4.57% cost mature in the second quarter of 2012;

¿	$1.025 billion at a 5.06% cost mature in the third quarter of 2012; and

¿	$529 million at a 4.88% cost mature in the fourth quarter of 2012.

These re-pricing opportunities will continue to benefit our net interest margin.

We experienced an improvement in our asset quality statistics during the fourth quarter of 2011. Net charge-offs declined to $541 million or 1.11% of average loan balances for 2011 as compared to $1.6 billion and 2.91% for 2010. In addition, our nonperforming loans declined to $727 million or 1.47% of period end loans at December 31, 2011 compared to $1.1 billion or 2.13% at December 31, 2010. Our reserve for loan losses stood at $1 billion or 2.03% of period end loans compared to $1.6 billion or 3.20% at December 31, 2010, and represented 138% and 150% coverage of non-performing loans at December 31, 2011 and December 31, 2010, respectively. Also, criticized loans outstanding declined at December 31, 2011 for the 10th consecutive quarter. Information pertaining to our progress in reducing our commercial real estate exposure and our exit loan portfolio is presented in the section entitled “Credit risk management.” Looking to 2012, we anticipate continued improvement in asset quality, with lower levels of non-performing assets and net charge-offs for the year. Specifically with respect to net charge-offs, during the first half of 2012, we anticipate the amount to be comparable to the second half of 2011.

We anticipate the provision to be less than net charge-offs in 2012. However, we expect that as loan growth continues in 2012, we will migrate during the course of the year for the provision to be closer to the level of net charge-offs. There are a number of variables that impact the ultimate outcome including the composition of the loan portfolio at each quarter-end.

Our tangible common equity ratio and Tier 1 common ratio both remain strong at December 31, 2011, at 9.88% and 11.26% respectively, as compared to 8.19% and 9.34% at December 31, 2010. These have placed us in the top quartile of our peer group on these ratios. We have identified four primary uses of capital. The first is investing in our businesses, supporting our clients and our loan growth. Second is maintaining or increasing our common stock dividend. Third is to return capital in the form of share repurchase to our shareholders. And then fourth is to be disciplined and opportunistic about how we could invest in our franchise to include selective acquisitions over time. The Federal Reserve is currently conducting a review of our Capital Plan under the Comprehensive Capital Analysis and Review (“CCAR”) process. Until such time as they have completed their review and have no objection to our plan, we are not able to take any further actions to implement our plan. In the event the Federal Reserve would object to our plan, in whole or in part, we may submit a request for reconsideration of our plan within 10 days, which the Federal Reserve is required to respond to within 10 days. In such circumstances, absent receipt of a non-objection following a request for reconsideration, we would be required to re-submit our plan within 30 days. Upon receipt of a re-submitted capital plan, the Federal Reserve has 75 days to notify the BHC of its objection or non-objection. Should we receive an objection, it would likely delay any actions on capital management until later in the calendar year.

On January 11, 2012, we signed a purchase and assumption agreement to acquire 37 retail branches in Buffalo and Rochester, NY. The deposits associated with these branches total approximately $2.4 billion, while loans total approximately $400 million. We plan to use this excess liquidity to fund debt maturities and loan growth.

We are looking for opportunities to rationalize and optimize our existing branch network. In 2012, we plan to build approximately 20 new branches as compared to 40 new branches in 2011. Our focus will shift more toward relocations and consolidations to reposition our branch footprint, into more attractive market areas. Over the last two years, we have built 79 new branches, which net of closures and consolidations resulted in a net addition to our network of 51 branches. In addition, we have renovated approximately 129 branches during this time period. In total, approximately 40% of our branches are either new or have been renovated in the past five years as part of our branch modernization initiative.

Figure 4 presents certain non-GAAP financial measures related to “tangible common equity” and “Tier 1 common equity.” The tangible common equity ratio has been a focus for some investors. We believe this ratio may assist investors in analyzing our capital position without regard to the effects of intangible assets and preferred stock.

Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since the commencement of the CCAR process in early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 risk-based capital known as Tier 1 common equity, a non-GAAP financial measure. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. This increased focus on Tier 1 common equity is also present in the Basel Committee’s Basel III guidelines, which U.S. regulators are expected to implement in the near future. The enactment of the Dodd-Frank Act also changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities as Tier 1 eligible capital. This three year phase-out period, which commences January 1, 2013, will ultimately result in our capital securities being treated only as Tier 2 capital.

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

Figure 4. GAAP to Non-GAAP Reconciliations

Year ended December 31,

dollars in million, except per share amounts		2011		2010

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS
Key shareholders’ equity (GAAP)		$9,905		$11,117
Less:	Intangible assets	934		938
	Preferred Stock, Series B	—		2,446
	Preferred Stock, Series A	291		291

	Tangible common equity (non-GAAP)	$8,680		$7,442

Total assets (GAAP)		$88,785		$91,843
Less:	Intangible assets	934		938

	Tangible assets (non-GAAP)	$87,851		$90,905

Tangible common equity to tangible assets ratio (non-GAAP)		9.88	%	8.19	%

TIER 1 COMMON EQUITY
Key shareholders’ equity (GAAP)		$9,905		$11,117
Qualifying capital securities		1,046		1,791
Less:	Goodwill	917		917
	Accumulated other comprehensive income (loss) (a)	(72)		(66)
	Other assets (b)	72		248

	Total Tier 1 capital (regulatory)	10,034		11,809
Less:	Qualifying capital securities	1,046		1,791
	Preferred Stock, Series B	—		2,446
	Preferred Stock, Series A	291		291

	Total Tier 1 common equity (non-GAAP)	$8,697		$7,281

Net risk-weighted assets (regulatory) (b)		$77,214		$77,921

Tier 1 common equity ratio (non-GAAP)		11.26	%	9.34	%

PRE-PROVISION NET REVENUE
Net interest income (GAAP)		$2,267		$2,511
Plus:	Taxable-equivalent adjustment	25		26
	Noninterest income	1,808		1,954
Less:	Noninterest expense	2,790		3,034

Pre-provision net revenue from continuing operations (non-GAAP)		$1,310		$1,457

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed deferred tax assets of $158 million at December 31, 2010, disallowed intangible assets (excluding goodwill), and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2011.

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

Figure 5 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past six years. This figure also presents a reconciliation of taxable-equivalent net interest income to net interest income reported in accordance with GAAP for each of those years. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less cost of funding, is calculated by dividing net interest income by average earning assets.

Taxable-equivalent net interest income for 2011 was $2.3 billion, and the net interest margin was 3.16%. These results compare to taxable-equivalent net interest income of $2.5 billion and a net interest margin of 3.26% for the prior year. The decrease in 2011 net interest income is primarily attributable to a lower level of average earning assets compared to the prior year, resulting primarily from pay downs on higher yielding loans, and the continuation of the low rate environment decreasing the value of noninterest bearing liabilities. We continue to experience an improvement in the mix of deposits by reducing the level of higher costing certificates of deposit and growing lower costing transaction accounts. We have also benefitted from pricing reductions on administered rate deposits.

Average earning assets for 2011 totaled $73 billion, which was $5.5 billion, or 7%, lower than the 2010 level. This reduction reflects a $5.4 billion decrease in loans during the year, caused by soft demand for credit, paydowns on our portfolios as commercial clients deleveraged, and the run-off in our exit portfolios.

The size and composition of our loan portfolios were affected by the following actions during 2011, 2010 and 2009:

¿	We sold $2 billion of commercial real estate loans during 2011 and $1.2 billion during 2010. Since some of these loans have been sold with limited recourse (i.e., there is a risk that we will be held accountable for certain events or representations made in the sales agreements), we established and have maintained a loss reserve in an amount that we believe is appropriate. More information about the related recourse agreement is provided in Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

¿	In addition to the sales of commercial real estate loans discussed above, we sold other loans totaling $1.5 billion (including $1.4 billion of residential real estate loans) during 2011 and $2 billion (including $1.6 billion of residential real estate loans) during 2010.

¿	In the fourth quarter of 2009, we transferred loans with a fair value of $82 million from held-for-sale status to the held-to-maturity portfolio as a result of current market conditions and our related plans to restructure the terms of these loans.

¿	We sold $487 million of education loans (included in “discontinued assets” on the balance sheet) during 2010. In late September 2009, we decided to exit the government-guaranteed education lending business and have applied discontinued operations accounting to the education lending business for all periods presented in this report. There were no education loans sold during 2011.

¿	We transferred $193 million of loans ($248 million, net of $55 million in net charge-offs) from the held-to-maturity loan portfolio to held-for-sale status in late September 2009, in conjunction with additional actions taken to reduce our exposure in the commercial real estate and institutional portfolios through the sale of selected assets. Most of these loans were sold during October 2009.

Figure 5. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	2011					2010					2009
Year ended December 31,	Average			Yield/		Average			Yield/		Average					Yield/
dollars in millions	Balance	Interest	(a)	Rate	(a)	Balance	Interest	(a)	Rate	(a)	Balance			Interest	(a)	Rate (a)
ASSETS
Loans (b),(c)
Commercial, financial and agricultural	$17,240	$702		4.07	%	$17,500	813		4.64	%	$23,181			1,038		4.48%
Real estate — commercial mortgage	8,437	380		4.50		10,027	491		4.90		11,310	(d	)	557		4.93
Real estate — construction	1,677	73		4.36		3,495	149		4.26		6,206	(d	)	294		4.74
Commercial lease financing	6,113	296		4.85		6,754	352		5.21		8,220			369		4.48

Total commercial loans	33,467	1,451		4.34		37,776	1,805		4.78		48,917			2,258		4.61
Real estate — residential mortgage	1,850	97		5.25		1,828	102		5.57		1,764			104		5.91
Home equity:
Key Community Bank	9,390	387		4.12		9,773	411		4.20		10,214			445		4.36
Other	598	46		7.66		751	57		7.59		945			71		7.52

Total home equity loans	9,988	433		4.34		10,524	468		4.45		11,159			516		4.63
Consumer other — Key Community Bank	1,167	113		9.62		1,158	132		11.44		1,202			127		10.62
Consumer other:
Marine	1,992	125		6.28		2,497	155		6.23		3,097			193		6.22
Other	142	11		7.87		188	15		7.87		247			20		7.93

Total consumer other	2,134	136		6.38		2,685	170		6.34		3,344			213		6.35

Total consumer loans	15,139	779		5.14		16,195	872		5.39		17,469			960		5.50

Total loans	48,606	2,230		4.59		53,971	2,677		4.96		66,386			3,218		4.85
Loans held for sale	387	14		3.58		453	17		3.62		650			29		4.37
Securities available for sale (b),(g)	18,766	584		3.20		18,800	646		3.50		11,169			462		4.19
Held-to-maturity securities (b)	514	12		2.35		20	2		10.56		25			2		8.17
Trading account assets	878	26		2.97		1,068	37		3.47		1,238			47		3.83
Short-term investments	2,543	6		.25		2,684	6		.24		4,149			12		.28
Other investments (g)	1,264	42		3.14		1,442	49		3.08		1,478			51		3.11

Total earning assets	72,958	2,914		4.02		78,438	3,434		4.39		85,095			3,821		4.49
Allowance for loan and lease losses	(1,250)					(2,207)					(2,273)
Accrued income and other assets	10,385					11,243					12,349
Discontinued assets — education lending business	6,203					6,677					4,269

Total assets	$88,296					$94,151					$99,440

LIABILITIES
NOW and money market deposit accounts	$27,001	71		.26		25,712	91		.35		24,345			124		.51
Savings deposits	1,958	1		.06		1,867	1		.06		1,787			2		.07
Certificates of deposit ($100,000 or more) (h)	4,931	149		3.02		8,486	275		3.24		12,612			462		3.66
Other time deposits	7,185	166		2.31		10,545	301		2.86		14,535			529		3.64
Deposits in foreign office	807	3		.30		926	3		.34		802			2		.27

Total interest-bearing deposits	41,882	390		.93		47,536	671		1.41		54,081			1,119		2.07
Federal funds purchased and securities sold under repurchase agreements	1,981	5		.27		2,044	6		.31		1,618			5		.31
Bank notes and other short-term borrowings	619	11		1.84		545	14		2.63		1,907			16		.84
Long-term debt(h), (i)	7,293	216		3.18		7,211	206		3.09		9,455			275		3.16

Total interest-bearing liabilities	51,775	622		1.21		57,336	897		1.58		67,061			1,415		2.13
Noninterest-bearing deposits	17,381					15,856					12,964
Accrued expense and other liabilities	2,687					3,131					4,340
Discontinued liabilities — education lending business (e), (i)	6,203					6,677					4,269

Total liabilities	78,046					83,000					88,634

EQUITY
Key shareholders’ equity	10,133					10,895					10,592
Noncontrolling interests	117					256					214

Total equity	10,250					11,151					10,806

Total liabilities and equity	$88,296					$94,151					$99,440

Interest rate spread (TE)				2.81	%				2.81	%						2.36%

Net interest income (TE) and net interest margin (TE)		2,292		3.16	%		2,537		3.26	%				2,406		2.83%

TE adjustment (b)		25					26							26

Net interest income, GAAP basis		$2,267					2,511							2,380

Prior to the third quarter of 2009, average balances have not been adjusted to reflect our January 1, 2008, adoption of the applicable accounting guidance related to the offsetting of certain derivative contracts on the consolidated balance sheet.

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (e) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	In late March 2009, Key transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines pertaining to the classification of loans that have reached a completed status.

(e)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 5. Consolidated Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations (Continued)

2008							2007					2006					Compound Annual Rate of Change (2006-2011)
Average				Yield/			Average			Yield/		Average			Yield/		Average
Balance	Interest	(a)		Rate	(a)		Balance	Interest	(a)	Rate	(a)	Balance	Interest	(a)	Rate	(a)	Balance	Interest

$26,372	$1,446			5.48%			$22,415	$1,622		7.23%		$21,679	$1,547		7.13%		(4.5)%	(14.6)%
10,576	640			6.05			8,802	675		7.67		8,167	628		7.68		.7	(9.6)
8,109	461			5.68			8,237	653		7.93		7,802	635		8.14		(26.5)	(35.1)
9,642	(425)			(4.41)	(f	)	10,154	606		5.97		9,773	595		6.08		(9.0)	(13.0)

54,699	2,122			3.88			49,608	3,556		7.17		47,421	3,405		7.18		(6.7)	(15.7)
1,909	117			6.11			1,525	101		6.64		1,430	93		6.49		5.3	.8

9,846	564			5.73			9,671	686		7.09		10,046	703		7.00		(1.3)	(11.3)
1,171	90			7.67			1,144	89		7.84		925	72		7.77		(8.4)	(8.6)

11,017	654			5.93			10,815	775		7.17		10,971	775		7.07		(1.9)	(11.0)
1,275	130			10.22			1,367	144		10.53		1,639	152		9.26		(6.6)	(5.8)

3,586	226			6.30			3,390	214		6.30		2,896	178		6.16		(7.2)	(6.8)
315	26			8.25			319	28		8.93		285	27		9.33		(13.0)	(16.4)

3,901	252			6.46			3,709	242		6.52		3,181	205		6.44		(7.7)	(7.9)

18,102	1,153			6.37			17,416	1,262		7.25		17,221	1,225		7.11		(2.5)	(8.7)

72,801	3,275			4.50			67,024	4,818		7.19		64,642	4,630		7.16		(5.5)	(13.6)
1,404	76			5.43			1,705	108		6.35		1,187	83		7.01		(20.1)	(29.9)
8,126	406			5.04			7,560	380		5.04		7,125	307		4.26		21.4	13.7
27	4			11.73			36	2		6.68		47	3		7.43		61.4	32.0
1,279	56			4.38			917	38		4.10		857	30		3.51		.5	(2.8)
1,615	31			1.96			846	37		4.34		791	33		4.15		26.3	(28.9)
1,563	51			3.02			1,524	52		3.33		1,362	82		5.78		(1.5)	(12.5)

86,815	3,899			4.49			79,612	5,435		6.82		76,011	5,168		6.79		(.8)	(10.8)
(1,341)							(944)					(946)					5.7
14,736							12,672					12,881					(4.2)
4,180							3,544					3,756					10.6

$104,390							$94,884					$91,702					(.8)%

$26,429	427			1.62			$24,070	762		3.17		$25,044	710		2.84		1.5%	(36.9)
1,796	6			.32			1,591	3		.19		1,728	4		.23		2.5	(24.2)
9,385	398			4.25			6,389	321		5.02		5,581	261		4.67		(2.4)	(10.6)
13,300	556			4.18			11,767	550		4.68		11,592	481		4.14		(9.1)	(19.2)
3,501	81			2.31			4,287	209		4.87		2,305	120		5.22		(18.9)	(52.2)

54,411	1,468			2.70			48,104	1,845		3.84		46,250	1,576		3.41		(2.0)	(24.4)

2,847	57			2.00			4,330	208		4.79		2,215	107		4.80		(2.2)	(45.8)
5,931	130			2.20			2,423	104		4.28		2,284	94		4.12		(23.0)	(34.9)
10,392	382			3.94			9,222	493		5.48		10,495	552		5.26		(7.0)	(17.1)

73,581	2,037			2.80			64,079	2,650		4.15		61,244	2,329		3.80		(3.3)	(23.2)
10,596							13,418					12,803					6.3
6,920							5,969					6,077					(15.1)
4,180							3,544					3,756					10.6

95,277							87,010					83,880					(1.4)

8,923							7,722					7,734					5.6
190							152					88					5.9

9,113							7,874					7,822					5.6

$104,390							$94,884					$91,702					(.8)%

				1.69%						2.67%					2.99%

	1,862	(f	)	2.15%	(f	)		2,785		3.50%			2,839		3.73%			(4.2)

	(454)							99					103					(24.7)

	$2,316							$2,686					$2,736					(3.7)%

(f)	During the fourth quarter of 2008, our taxable-equivalent net interest income was reduced by $18 million as a result of an agreement reached with the IRS on all material aspects related to the IRS global tax settlement pertaining to certain leveraged lease financing transactions. During the second quarter of 2008, our taxable-equivalent net interest income was reduced by $838 million following an adverse federal court decision on our tax treatment of a leveraged sale-leaseback transaction. During the first quarter of 2008, we increased our tax reserves for certain LILO transactions and recalculated our lease income in accordance with prescribed accounting standards. These actions reduced our first quarter 2008 taxable-equivalent net interest income by $34 million. Excluding all of these reductions, the taxable-equivalent yield on our commercial lease financing portfolio would have been 4.82% for 2008, and our taxable-equivalent net interest margin would have been 3.13%.

(g)	Yield is calculated on the basis of amortized cost.

(h)	Rate calculation excludes basis adjustments related to fair value hedges.

(i)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 6. Components of Net Interest Income Changes from Continuing Operations

	2011 vs. 2010				2010 vs. 2009
	Average	Yield/	Net		Average	Yield/	Net
in millions	Volume	Rate	Change	(a)	Volume	Rate	Change	(a)

INTEREST INCOME
Loans	$(255)	$(192)	$(447)		$(614)	$73	$(541)
Loans held for sale	(2)	(1)	(3)		(8)	(4)	(12)
Securities available for sale	(1)	(61)	(62)		273	(89)	184
Held-to-maturity securities	13	(3)	10		—	—	—
Trading account assets	(6)	(5)	(11)		(6)	(4)	(10)
Short-term investments	—	—	—		(4)	(2)	(6)
Other investments	(6)	(1)	(7)		(1)	(1)	(2)

Total interest income (TE)	(257)	(263)	(520)		(360)	(27)	(387)

INTEREST EXPENSE
NOW and money market deposit accounts	4	(24)	(20)		7	(40)	(33)
Savings deposits	—	—	—		—	(1)	(1)
Certificates of deposit ($100,000 or more)	(109)	(17)	(126)		(138)	(49)	(187)
Other time deposits	(84)	(51)	(135)		(128)	(100)	(228)
Deposits in foreign office	—	—	—		—	1	1

Total interest-bearing deposits	(189)	(92)	(281)		(259)	(189)	(448)
Federal funds purchased and securities sold under repurchase agreements	—	(1)	(1)		1	—	1
Bank notes and other short-term borrowings	2	(5)	(3)		(17)	15	(2)
Long-term debt	2	8	10		(64)	(5)	(69)

Total interest expense	(185)	(90)	(275)		(339)	(179)	(518)

Net interest income (TE)	$(72)	$(173)	$(245)		$(21)	$152	$131

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

Noninterest income for 2011 was $1.8 billion, down $146 million, or 7%, from 2010. In 2010, noninterest income decreased by $81 million, or 4%, compared to 2009.

Noninterest income for 2011 decreased $92 million as compared to 2010, when excluding the gain realized from the sale of Tuition Management Systems along with income generated by the business unit during 2010 totaling $54 million. Operating lease income decreased $51 million due to product run-off. Deposit service charges decreased $20 million during 2011, reflecting the full-year impact of the implementation of Regulation E in the third quarter of 2010. Favorable results from letter of credit and loan fees and net gains from principal investing (including results attributable to noncontrolling interests) were more than offset by declines in trust and investment services income, corporate-owned life insurance income, net securities gains, insurance income and investment banking and capital market income.

Noninterest income for 2010 increased by $205 million as compared to 2009, when excluding the several significant items that affected noninterest income in 2009. In 2009, these items included net gains of $125 million from repositioning of the securities portfolio, $78 million recorded in connection with the exchange of Common Shares for capital securities, $32 million from the sale of our claim associated with the Lehman Brothers’ bankruptcy and a $105 million gain from the sale of Visa Inc. shares.

As shown in Figure 7, we benefited from a $187 million increase in investment banking and capital market income, $76 million in net gains from loan sales in 2010 compared to a $1 million loss in 2009, and $66 million in net gains from principal investing (including results attributable to noncontrolling interests) in 2010 compared to a $4 million loss in 2009. These favorable results were partially offset by a $79 million decline in net gains on the sale of leased equipment.

Figure 7. Noninterest Income

Year ended December 31,				Change 2011 vs. 2010
dollars in millions	2011	2010	2009	Amount	Percent
Trust and investment services income	$434	$444	$459	$(10)	(2.3)%
Service charges on deposit accounts	281	301	330	(20)	(6.6)
Operating lease income	122	173	227	(51)	(29.5)
Letter of credit and loan fees	213	194	180	19	9.8
Corporate-owned life insurance income	121	137	114	(16)	(11.7)
Net securities gains (losses)	1	14	113	(13)	(92.9)
Electronic banking fees	114	117	105	(3)	(2.6)
Gains on leased equipment	25	20	99	5	25.0
Insurance income	53	64	68	(11)	(17.2)
Net gains (losses) from loan sales	75	76	(1)	(1)	(1.3)
Net gains (losses) from principal investing	78	66	(4)	12	18.2
Investment banking and capital markets income	134	145	(42)	(11)	(7.6)
Gain from sale/redemption of Visa Inc. shares	—	—	105	—	—
Gain (loss) related to exchange of common shares for capital securities	—	—	78	—	—
Other income	157	203	204	(46)	(22.7)
Total noninterest income	$1,808	$1,954	$2,035	$(146)	(7.5)%

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 8. The 2011 and 2010 decreases of $10 million, or 2%, and $15 million, or 3%, respectively, are primarily attributable to lower fixed income sales reflected in brokerage commissions and institutional asset management and custody fees. The increase in personal asset management and custody fees is largely offset by the impact of outflows in security lending assets and money market mutual funds reflected in institutional asset management and custody fees.

Figure 8. Trust and Investment Services Income

Year ended December 31,				Change 2011 vs. 2010
dollars in millions	2011	2010	2009	Amount	Percent
Brokerage commissions and fee income	$132	$134	$151	$ (2)	(1.5)%
Personal asset management and custody fees	153	149	141	4	2.7
Institutional asset management and custody fees	149	161	167	(12)	(7.5)
Total trust and investment services income	$434	$444	$459	$ (10)	(2.3)%

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2011, our bank, trust and registered investment advisory subsidiaries had assets under management of $51.7 billion, compared to $59.8 billion at December 31, 2010. As shown in Figure 9, the decrease was primarily attributable to reductions in the equity and securities lending portfolios. The decline in the equity portfolio was due in part to asset outflows and market value declines. The decrease in the value of our portfolio of hedge funds is attributable to our second quarter 2009 decision to wind down the operations of Austin (results included in discontinued operations). Our securities lending business has been declining due to our de-emphasis of this business resulting in lower transaction volumes, client departures and fewer assets under management.

Figure 9. Assets Under Management

December 31,						Change 2011 vs. 2010
dollars in millions	2011			2010	2009	Amount	Percent
Assets under management by investment type:
Equity	$30,086			$38,083	$36,720	$(7,997)	(21.0)%
Securities lending	4,950			5,716	11,023	(766)	(13.4)
Fixed income	10,684			10,191	10,230	493	4.8
Money market	5,850			5,544	7,861	306	5.5
Hedge funds(a)	162			281	1,105	(119)	(42.3)

Total	$51,732	(b	)	$59,815	$66,939	$(8,083)	(13.5)%

Proprietary mutual funds included in assets under management:
Money market	$3,503			$4,047	$5,778	$(544)	(13.4)%
Equity	6,014			7,587	7,223	(1,573)	(20.7)
Fixed income	1,096			1,007	775	89	8.8

Total	$10,613			$12,641	$13,776	$(2,028)	(16.0)%

(a)	Hedge funds are related to the discontinued operations of Austin.

(b)	This figure has been revised from what has previously been disclosed in our earnings release on January 24, 2012.

Service charges on deposit accounts

The decreases in service charges on deposit accounts in both 2011 and 2010 are primarily due to the implementation of Regulation E pursuant to the Electronic Fund Transfer Act of 1978, which went into effect on July 1, 2010 for new clients and August 15, 2010 for our existing clients, partially offset by core deposit account growth.

Operating lease income

Operating lease income recorded in our Equipment Finance line of business decreased $51 million during 2011 and decreased $54 million in 2010 compared to the prior years due to product run-off. Accordingly, as shown in Figure 11, operating lease expense also declined.

Investment banking and capital markets income (loss)

As shown in Figure 10, income from investment banking and capital markets activities decreased $11 million in 2011. Other investment income increased $15 million from 2010 resulting from gains on sale of certain investments made by our Real Estate Capital and Corporate Banking Services line of business in Key Corporate Bank. Dealer trading and derivative losses increased $6 million from 2010 as a decrease in the provision for losses related to customer derivatives was more than offset by an increase related to credit default swap valuation adjustments. Also impacting this line item was a $24 million charge resulting from Visa’s late fourth quarter announcement of a planned increase to its litigation escrow deposit. Investment banking income decreased $20 million compared to 2010 due primarily to decreased levels of equity financings and advisor fees.

The 2010 increase, as compared to 2009, was driven by lower losses from changes in the fair value of certain commercial real estate related investments totaling $109 million made by our Real Estate Capital and Corporate Banking Services line of business in Key Corporate Bank. We also experienced a $54 million decrease in losses associated with dealer trading and derivatives due largely to a $36 million decrease in the provision for losses related to customer derivatives and a $14 million decrease related to credit default swap valuation adjustments. Investment banking income also increased $29 million due primarily to increased levels of debt and equity financings.

Figure 10. Investment Banking and Capital Markets Income (Loss)

Year ended December 31, dollars in millions				Change 2011 vs. 2010
	2011	2010	2009	Amount	Percent
Investment banking income (loss)	$92	$112	$83	$(20)	(17.9)%
Income (loss) from other investments	21	6	(103)	15	250.0

Dealer trading and derivatives income (loss), proprietary (a), (b)	(24)	(15)	11	(9)	N/M
Dealer trading and derivatives income (loss), non-proprietary (b)	2	(1)	(81)	3	N/M
Total dealer trading and derivatives income (loss)	(22)	(16)	(70)	(6)	N/M

Foreign exchange income (loss)	43	43	48	—	—
Total investment banking and capital markets income (loss)	$134	$145	$(42)	$(11)	(7.6)%

(a)	For the years ended December 31, 2011 and 2010, fixed income and equity securities trading comprise the vast majority of this amount. In both years, income related to foreign exchange and interest rate derivative trading was less than $4 million and was offset by losses from our credit portfolio management activities.

(b)	The allocation between proprietary and non-proprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s client; rather than based upon the proposed rulemakings under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule and the rules proposed thereunder are not yet final, and, therefore, the ultimate impact of the rules proposed under the Volcker Rule is not yet known. Fee income or interest income is not included above.

Corporate-owned life insurance income

The $16 million, or 12%, decrease in our 2011 corporate-owned life insurance income results primarily from the impact of a nonrecurring $12 million bonus dividend received in 2010.

Net gains (losses) from loan sales

We sell loans to achieve desired interest rate and credit risk profiles of the overall loan portfolio. Net gains from loan sales remained relatively unchanged during 2011 compared to 2010, while 2009 results were impacted by distressed market conditions. The types of loans sold during 2011 and 2010 are presented in Figure 20.

Net gains (losses) from principal investing

Principal investments consist of direct and indirect investments in predominantly privately-held companies. Our principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($709 million at December 31, 2011, and $898 million at December 31, 2010). During the first half of 2011, employees who managed our various principal investments formed two independent entities that will serve as investment managers of these investments going forward. Under this arrangement, which was mutually agreeable to both parties, these individuals are no longer employees of Key. As a result of these changes, which were made during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments totaling $234 million. The net gains (losses) presented in Figure 7 derive from changes in fair values as well as sales of principal investments.

Noninterest expense

As shown in Figure 11, noninterest expense for 2011 was $2.8 billion, down $244 million, or 8%, from 2010. In 2010, noninterest expense declined by $520 million, or 15% from 2009.

In 2011, personnel expense increased by $49 million driven by higher levels of incentive compensation. Nonpersonnel expense decreased $293 million due primarily to a $72 million decrease in the FDIC assessment, a $55 million decrease in net OREO expense, a $48 million decrease in operating lease expense due to product run-off as well as favorable reductions across several expense categories as a result of our expense management efforts. These favorable results were partially offset by the provision for unfunded commitments which was a credit of $28 million in 2011 compared to a credit of $48 million in 2010.

In 2010, personnel expense decreased by $43 million from 2009. Excluding intangible assets impairment charges of $241 million, nonpersonnel expense decreased by $279 million, due primarily to a $53 million decrease in the FDIC deposit insurance assessment, a $53 million decrease in operating lease expense, a $29 million decrease in costs associated with OREO, and a $48 million credit recorded to the provision for losses on lending-related commitments recorded during 2010, compared to a $67 million expense recorded for 2009. More information about the intangible assets impairment charges is provided in this section under the heading “Intangible assets impairment.”

Figure 11. Noninterest Expense

Year ended December 31, dollars in millions				Change 2011 vs. 2010
	2011	2010	2009	Amount	Percent
Personnel	$1,520	$1,471	$1,514	$49	3.3%
Net occupancy	258	270	259	(12)	(4.4)
Operating lease expense	94	142	195	(48)	(33.8)
Computer processing	166	185	192	(19)	(10.3)
Business services and professional fees	186	176	184	10	5.7
FDIC assessment	52	124	177	(72)	(58.1)
OREO expense, net	13	68	97	(55)	(80.9)
Equipment	103	100	96	3	3.0
Marketing	60	72	72	(12)	(16.7)
Provision (credit) for losses on lending-related commitments	(28)	(48)	67	20	(41.7)
Intangible assets impairment	—	—	241	—	—
Other expense	366	474	460	(108)	(22.8)
Total noninterest expense	$2,790	$3,034	$3,554	$(244)	(8.0)%

Average full-time equivalent employees(a)	15,381	15,610	16,698	(229)	(1.5)%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 12, personnel expense, the largest category of our noninterest expense, increased by $49 million, or 3%, in 2011, following a $43 million, or 3%, decline in 2010 from 2009. The 2011 increase was due largely to a $40 million increase in incentive compensation accruals on improved profitability. Employee benefits expense increased $5 million due to increased medical plan expenses. Salaries expense increased $6 million due to higher levels of contract labor as the reduction in the number of average full-time equivalent employees offset the impact of base salary increases. Severance expense also increased by $5 million while stock-based compensation decreased by $7 million.

The 2010 decrease was due largely to a $79 million decrease in our employee benefits expense. The employee benefit expense decrease was caused by a decline in pension expense as a result of amending our cash balance pension plan to freeze future service benefit accruals and the resulting change in certain pension plan assumptions. For more information related to our pension plans, see Note 19 (“Employee Benefits”). The decrease in employee benefits expense was partially offset by $44 million in increased incentive compensation accruals on improved profitability.

Figure 12. Personnel Expense

Year ended December 31, dollars in millions				Change 2011 vs. 2010
	2011	2010	2009	Amount	Percent
Salaries	$919	$913	$905	$6	.7	%
Incentive compensation	306	266	222	40	15.0
Employee benefits	229	224	303	5	2.2
Stock-based compensation (a)	45	52	51	(7)	(13.5)
Severance	21	16	33	5	31.3
Total personnel expense	$1,520	$1,471	$1,514	$49	3.3	%

(a)	Excludes directors’ stock-based compensation of less than $1 million in 2011, $2 million in 2010 and $3 million in 2009 reported as “other expense” in Figure 11.

Intangible assets impairment

During the third quarter of 2009, we recorded a $45 million charge to write-off intangible assets, other than goodwill, associated with actions taken to cease conducting business in certain equipment leasing markets. During the first quarter of 2009, we determined that the estimated fair value of our Key Corporate Bank reporting unit was less than the carrying amount, reflecting continued weakness in the financial markets. As a result, we recorded a pre-tax noncash accounting charge of $223 million, of which $27 million related to the discontinued operations of Austin. As a result of this charge, all of the goodwill that had been assigned to Key Corporate Bank has been written off.

Operating lease expense

The decrease in operating lease expense in both 2011 and 2010 compared to the prior year is primarily attributable to product run-off. Income related to the rental of leased equipment is presented in Figure 7 as “operating lease income.”

FDIC Assessment

FDIC assessment expense decreased in 2011 as a result of the change in the calculation method for deposit insurance assessments, as discussed in the “Deposits and other sources of funds” section under the “The Dodd-Frank Act reform of deposit insurance” heading. FDIC assessment expense was unfavorably impacted in 2009 primarily by a one time special assessment recorded in the second quarter of 2009. This increase was partially offset by opting out of the Temporary Liquidity Guarantee Program (“TLGP”), Transaction Account Guarantee (“TAG”) program effective July 1, 2010.

OREO expense

Improved liquidity for income producing properties that began in 2010 and carried through into 2011 resulted in a $8 million increase in net gains on sale of OREO in 2011 compared to the year ago while valuation write-downs decreased $43 million. OREO expense decreased in 2010 compared to 2009 primarily as a result of $7 million in net gains on sale recorded in 2010 compared to net loss on sales of $26 million in 2009.

Provision (credit) for losses on lending-related commitments

The provision for losses on lending-related commitments fluctuated during the years shown as a result of variability in underlying credit quality and levels of unfunded commitments.

Income taxes

We recorded a tax provision from continuing operations of $369 million for 2011, compared to a tax provision of $186 million for 2010 and a tax benefit of $1.035 billion for 2009. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 27.4% for 2011, compared to 23.4% for 2010 and 45.0% for 2009.

Our federal tax (benefit) expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects and make periodic adjustments to our tax reserves.

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

Figure 13 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for each of the past three years.

Figure 13. Major Business Segments - Taxable-Equivalent (“TE”) Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

Year ended December 31,				Change 2011 vs. 2010
dollars in millions	2011	2010	2009	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$2,234	$390	$2,480	$(156)	(6.5	) %
Key Corporate Bank	1,569	1,635	1,563	(66)	(4.0)
Other Segments	317	425	298	(108)	(25.4)

Total Segments	4,120	4,450	4,341	(330)	(7.4)
Reconciling Items(a)	(20)	41	100	(61)	(148.8)

Total	$4,100	$4,491	$4,441	$(391)	(8.7	) %

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$213	$155	$(68)	$58	37.4%
Key Corporate Bank	565	424	(987)	141	33.3
Other Segments	181	—	(418)	181	N/M

Total Segments	959	579	(1,473)	380	65.6
Reconciling Items(a)	5	(2)	186	7	N/M

Total	$964	$577	$(1,287)	$387	67.1%

(a)	Reconciling Items for 2009 include a $106 million credit to income taxes, due primarily to the settlement of IRS audits for the tax years 1997-2006. Results for 2009 also include a $32 million ($20 million after tax) gain from the sale of our claim associated with the Lehman Brothers’ bankruptcy and a $105 million ($65 million after tax) gain from the sale of our remaining equity interest in Visa Inc.

Key Community Bank summary of operations

As shown in Figure 14, Key Community Bank recorded net income attributable to Key of $213 million for 2011, compared to net income of $155 million for 2010, and a net loss of $68 million for 2009. The increase in 2011 was the result of improvement in the provision for loan and lease losses.

Taxable-equivalent net interest income declined by $130 million, or 8%, from 2010 as a result of a decline in average deposits, and tighter deposit spreads. Average loans and leases declined by $736 million, or 3%, due to reductions in the commercial and home equity portfolios. Additionally, average deposits declined $1.8 billion, or 4%. A $5.4 billion reduction in CD balances were partially offset by growth in noninterest bearing and NOW accounts, which reflects changes in client preferences and liquidity levels among both consumer and business clients. Additionally, higher-priced CDs, originated in prior years, have continued to mature and reprice at prevailing market rates.

Noninterest income decreased by $26 million, or 3%, from 2010, due in part to a decline of $16 million in service charges on deposits from the implementation of Regulation E. Insurance income from the bank-based brokerage (Key Investment Services) also decreased $11 million which is reflective of the current market and interest rate environment. Letter of credit and loan fees also decreased $3 million from 2010. These declines were partially offset by a $4 million increase in trust and investment services income and increased syndication fees which is representative of continued collaboration with Key Corporate Bank. Government pricing controls, which limited debit card interchange fees, effective October 1, 2011, caused a $15 million fourth quarter decrease in debit card income, confirming our previously reported $50 to $60 million estimated annualized decline to our debit interchange revenue stream.

The provision for loan and lease losses declined by $253 million, or 61%, from 2010. Net charge offs have declined $223 million, or 44%, from 2010 as a result of continued progress in the economic environment and further improvement in credit quality of the portfolio.

Noninterest expense remained flat compared to 2010. We experienced a $66 million decline in FDIC deposit insurance premiums, which was partially offset by increases in the provision for unfunded commitments, business services and professional fees reflecting the cost of our third-party mortgage operations, and increased personnel and real estate costs, which were commensurate with a continued investment in our branch network. Over the last two years, we have built 79 new branches; which net of closures and consolidations resulted in a net addition to our network of 51 branches. In addition, we have renovated approximately 129 branches during this time period. In total, approximately 40% of our branches are either new or have been renovated in the past five years as of our branch modernization initiative.

In 2010, the $223 million increase in net income attributable to Key compared to 2009 was due to decreases in the provision for loan and lease losses of $318 million coupled with an increase in noninterest income of $14 million. Taxable-equivalent net interest income decreased $104 million, partially offsetting these positive results.

Figure 14. Key Community Bank

Year ended December 31,				Change 2011 vs. 2010

dollars in millions	2011	2010	2009	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,488	$1,618	$1,722	$(130)	(8.0	) %
Noninterest income	746	772	758	(26)	(3.4)

Total revenue (TE)	2,234	2,390	2,480	(156)	(6.5)
Provision (credit) for loan and lease losses	160	413	731	(253)	(61.3)
Noninterest expense	1,825	1,818	1,937	7	.4

Income (loss) before income taxes (TE)	249	159	(188)	90	56.6
Allocated income taxes and TE adjustments	36	4	(120)	32	800.0

Net income (loss) attributable to Key	$213	$155	$(68)	$58	37.4%

AVERAGE BALANCES
Loans and leases	$26,308	$27,044	$29,747	$(736)	(2.7	) %
Total assets	29,744	30,254	32,564	(510)	(1.7)
Deposits	47,893	49,652	52,525	(1,759)	(3.5)

Assets under management at year end	$17,938	$18,788	$17,709	$(850)	(4.5	) %

ADDITIONAL KEY COMMUNITY BANK DATA

Year ended December 31,				Change 2011 vs. 2010
dollars in millions	2011	2010	2009	Amount	Percent
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$21,961	$19,682	$17,515	$2,279	11.6%
Savings deposits	1,952	1,855	1,767	97	5.2
Certificates of deposits ($100,000 or more)	4,021	6,065	8,629	(2,044)	(33.7)
Other time deposits	7,169	10,497	14,506	(3,328)	(31.7)
Deposits in foreign office	385	428	566	(43)	(10.0)
Noninterest-bearing deposits	12,405	11,125	9,542	1,280	11.5

Total deposits	$47,893	$49,652	$52,525	$(1,759)	(3.5	) %

HOME EQUITY LOANS
Average balance	$9,390	$9,773	$10,214
Weighted-average loan-to-value ratio (at date of origination)	70%	70%	70%
Percent first lien positions	53	53	53

OTHER DATA
Branches	1,058	1,033	1,007
Automated teller machines	1,579	1,531	1,495

Key Corporate Bank summary of operations

As shown in Figure 15, Key Corporate Bank recorded net income from continuing operations attributable to Key of $565 million for 2011, compared to net income of $424 million for 2010 and a net loss of $987 million for 2009. The 2011 improvement was primarily due to an increased credit in the provision for loan and lease losses, as lower taxable equivalent net interest income was offset by improvements in noninterest income and noninterest expense.

Taxable-equivalent net interest income declined by $93 million, or 12%, in 2011 compared to 2010. This is primarily due to the deposit and borrowing spread, which declined by $79 million, or 28%. This decline was driven by a reduction in the value of deposits resulting from historically low interest rates and the movement of $1.5 billion in escrow balances out of the Real Estate Capital line of business to a third party in the first quarter of 2011. Average earning assets fell by $3.1 billion, or 14%, due primarily to reductions in the real estate loan portfolios; however, strong commercial loan growth in the second half of 2011 resulted in a $483 million increase in period end loans from December 31, 2010. Lower average earning asset balances were offset by improved earning asset yields and an increase in loan-related interest fees.

Noninterest income increased by $27 million, or 3%, from 2010, due in part to increases of $22 million in letter of credit and loan fees, and $39 million in gains on the disposition of certain investments held by the Real Estate Capital line of business. The growth in noninterest income was offset in part by a $15 million decrease in trust and investment services income related to a reduction in institutional asset management and custody fees and a $25 million decline in operating lease revenue.

The Key Corporate Bank provision for loan and lease losses in 2011 was a credit of $198 million compared to a credit of $28 million in 2010, reflecting lower levels of net loan charge-offs, and a release of loss reserves due to improved credit quality. Net loan charges-offs decreased $469 million from 2010 to $138 million in 2011.

Noninterest expense declined by $121 million, or 12%, from 2010, due primarily to net OREO recoveries recorded in 2011 of $5 million versus $46 million in net OREO expense in 2010. Further expense reductions were realized, including a $21 million decline in operating lease expense on product run-off, a $55 million decline in other various expense categories, and a $16 million decline in internally allocated overhead and support costs. These reductions were partially offset by a $43 million increase in personnel expense.

The 2010 improvement in net income from continuing operations attributable to Key related to a decrease in the provision for loan losses, an increase in noninterest income, and a decrease in noninterest expense, partially offset by a decrease in net interest income. Taxable-equivalent net interest income declined by $74 million, or 9% in 2010 compared to 2009 due primarily to decreased earning assets. Noninterest income increased $146 million or 21% driven by fair value adjustments on other real estate investments taken in 2009, and increased investment banking and debt placement fees. The provision for loan and lease losses decreased $1.9 billion on improved credit quality. Noninterest expense decreased $251 million or 20% driven by the decreased provision for lending related commitments, a decrease in intangible amortization expense, decreased miscellaneous expense, and the intangible asset impairment charge taken in 2009.

Figure 15. Key Corporate Bank

Year ended December 31,				Change 2011 vs. 2010
dollars in millions	2011	2010	2009	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$703	$796	$870	$(93)	(11.7	) %
Noninterest income	866	839	693	27	3.2

Total revenue (TE)	1,569	1,635	1,563	(66)	(4.0)
Provision (credit) for loan and lease losses	(198)	(28)	1,826	(170)	N/M
Noninterest expense	877	998	1,249	(121)	(12.1)

Income (loss) before income taxes (TE)	890	665	(1,512)	225	33.8
Allocated income taxes and TE adjustments	325	242	(520)	83	34.3

Net income (loss)	565	423	(992)	142	33.6
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	(5)	1	N/M

Net income (loss) attributable to Key	$565	$424	$(987)	$141	33.3%

AVERAGE BALANCES
Loans and leases	$17,402	$20,370	$27,235	$(2,968)	(14.6	) %
Loans held for sale	302	314	418	(12)	(3.8)
Total assets	21,547	24,348	32,965	(2,801)	(11.5)
Deposits	10,795	12,235	12,709	(1,440)	(11.8)

Assets under management at year end	$33,794	$41,027	$49,230	$(7,233)	(17.6	) %

Other Segments

Other Segments consists of Corporate Treasury, our Principal Investing unit and various exit portfolios that previously were included in the Key Corporate Bank segment. These exit portfolios were moved to Other Segments during the first quarter of 2010. Prior periods have been adjusted to conform to the current reporting of the financial information for each segment.

Other Segments generated net income attributable to Key of $181 million for 2011, compared to net income attributable to Key of less than $1 million for 2010. The 2010 results reflect a $15 million decrease in net interest income and a decrease in the loan loss provision of $278 million offset by various other items.

In 2010, Other Segments generated net income attributable to Key of less than $1 million, compared to a net loss attributable to Key of $418 million for 2009. The 2009 results reflect a $273 million increase in net interest income and a decrease in the loan loss provision of $331 million offset by various other items.

Financial Condition

Loans and loans held for sale

Figure 16 shows the composition of our loan portfolio at December 31, for each of the past five years.

Figure 16. Composition of Loans

	2011		2010		2009
December 31, dollars in millions	Amount	Percent of Total	Amount	Percent of Total	Amount			Percent of Total
COMMERCIAL
Commercial, financial and agricultural	$19,378	39.1%	$16,441	32.8%	$19,248			32.7	%
Commercial real estate:(a)
Commercial mortgage	8,037	16.2	9,502	19.0	10,457	(b	)	17.8
Construction	1,312	2.6	2,106	4.2	4,739	(b	)	8.1

Total commercial real estate loans	9,349	18.8	11,608	23.2	15,196			25.9
Commercial lease financing	6,055	12.2	6,471	12.9	7,460			12.7

Total commercial loans	34,782	70.1	34,520	68.9	41,904			71.3
CONSUMER
Real estate — residential mortgage	1,946	3.9	1,844	3.7	1,796			3.1
Home equity:
Key Community Bank	9,229	18.6	9,514	19.0	10,048			17.1
Other	535	1.1	666	1.3	838			1.4

Total home equity loans	9,764	19.7	10,180	20.3	10,886			18.5
Consumer other — Key Community Bank	1,192	2.4	1,167	2.3	1,181			2.0
Consumer other:
Marine	1,766	3.6	2,234	4.5	2,787			4.7
Other	125	.3	162	.3	216			.4

Total consumer other	1,891	3.9	2,396	4.8	3,003			5.1

Total consumer loans	14,793	29.9	15,587	31.1	16,866			28.7

Total loans(c)	$49,575	100.0%	$50,107	100.0%	$58,770			100.0	%

	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial, financial and agricultural	$27,260	37.4%	$24,797	35.2%
Commercial real estate: (a)
Commercial mortgage	10,819	14.9	9,630	13.7
Construction	7,717	10.6	8,102	11.5

Total commercial real estate loans	18,536	25.5	17,732	25.2
Commercial lease financing	9,039	12.4	10,176	14.4

Total commercial loans	54,835	75.3	52,705	74.8

CONSUMER
Real estate — residential mortgage	1,908	2.6	1,594	2.3
Home equity:
Key Community Bank	10,124	13.9	9,655	13.7
Other	1,051	1.4	1,262	1.8

Total home equity loans	11,175	15.3	10,917	15.5
Consumer other — Key Community Bank	1,233	1.7	1,298	1.8
Consumer other:
Marine	3,401	4.7	3,637	5.1
Other	283	.4	341	.5

Total consumer other	3,684	5.1	3,978	5.6

Total consumer loans	18,000	24.7	17,787	25.2

Total loans(c)	$72,835	100.0%	$70,492	100.0%

  (a)  See Figure 17 for a more detailed breakdown of our commercial real estate loan portfolio at December 31, 2011.

  (b)  In late March 2009, we transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines pertaining to the classification of loans for projects that have reached a completed status.

  (c)  Excludes loans in the amount of $5.8 billion at December 31, 2011, $6.5 billion at December 31, 2010, $3.5 billion at December 31, 2009, $3.7 billion at December 30, 2008, and $331 million at December 31, 2007, related to the discontinued operations of the education lending business.

At December 31, 2011, total loans outstanding were $49.6 billion, compared to $50.1 billion at the end of 2010 and $58.8 billion at the end of 2009. Loans related to the discontinued operations of the education lending business, and excluded from total loans were $5.8 billion at December 31, 2011, $6.5 billion at December 31, 2010, and $3.5 billion at December 31, 2009. Further information regarding our discontinued operations is provided in the section entitled “Consumer loan portfolio” within this discussion. The decrease in our loans from continuing operations over the past two years reflects reductions in most of our portfolios, with the largest decline experienced in the commercial portfolio.

Commercial loan portfolio

Commercial loans outstanding were $34.8 billion at December 31, 2011, an increase of $262 million, or 1%, since December 31, 2010.

Commercial, financial and agricultural.    As shown in Figure 16, our Commercial, Financial and Agricultural loans, also referred to as “Commercial and Industrial,” represent 39% and 33% of our total loan portfolio at December 31, 2011 and 2010, respectively, and are the largest component of our total loans. The loans are comprised of fixed and variable rate loans to our large, middle market and small business clients. These loans increased $2.9 billion, or 18%, from one year ago.

Commercial real estate loans.    Commercial real estate loans represent approximately 19% of our total loan portfolio. These loans include both owner and nonowner-occupied properties and constitute approximately 27% of our commercial loan portfolio. As shown in Figure 16, at December 31, 2011, our commercial real estate portfolio included mortgage loans of $8.0 billion and construction loans of $1.3 billion. The total commercial real estate loans for 2011 and 2010 represent 19% and 23%, respectively, of our total loans. Nonowner-occupied loans represent 12% of our total loans and owner-occupied loans represent 7% of our total loans. The average size of mortgage loans originated during 2011 was $3.8 million, and our largest mortgage loan at December 31, 2011, had a balance of $211 million. At December 31, 2011, our average construction loan commitment was $3.8 million. Our largest construction loan commitment was $56 million at December 31, 2011. Our largest construction loan outstanding was $48.1 million at December 31, 2011.

Our commercial real estate lending business is conducted through two primary sources: our 14-state banking franchise, and Real Estate Capital and Corporate Banking Services, a national line of business within Key Corporate Bank that cultivates relationships both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 56% of our average year-to-date commercial real estate loans during 2011, compared to 60% one year ago. As shown in Figure 17, this loan portfolio is diversified by both property type and geographic location of the underlying collateral. Figure 17 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank.

Figure 17. Commercial Real Estate Loans

December 31, 2011 dollars in millions	Geographic Region						Total	Percent of Total		Construction	Commercial Mortgage
	West	Southwest	Central	Midwest	Southeast	Northeast

Nonowner-occupied:
Retail properties	$341	$115	$207	$208	$365	$206	$1,442	15.4	%	$219	$1,223
Multifamily properties	194	131	212	312	258	203	1,310	14.0		383	927
Health facilities	110	—	105	154	164	229	762	8.2		—	762
Office buildings	118	37	110	168	46	199	678	7.3		84	594
Warehouses	230	34	44	76	106	83	573	6.1		18	555
Residential properties	48	14	25	65	42	46	240	2.6		165	75
Hotels/Motels	71	—	23	6	81	20	201	2.1		40	161
Land and development	15	13	29	11	30	67	165	1.8		152	13
Manufacturing facilities	1	—	1	7	65	4	78	.8		—	78
Other	133	7	274	22	112	90	638	6.8		64	574
Total nonowner-occupied	1,261	351	1,030	1,029	1,269	1,147	6,087	65.1		1,125	4,962
Owner-occupied	1,309	37	331	722	124	739	3,262	34.9		187	3,075
Total	$2,570	$388	$1,361	$1,751	$1,393	$1,886	$9,349	100.0	%	$1,312	$8,037

Nonowner-occupied:
Nonperforming loans	$41	$24	$2	$30	$33	$44	$174	N/M		$50	$124
Accruing loans past due 90 days or more	—	—	21	8	47	10	86	N/M		86	—
Accruing loans past due 30 through 89 days	32	—	1	6	—	22	61	N/M		6	55

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
Southwest –	Arizona, Nevada and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C. and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont

During 2011, nonperforming loans related to our nonowner-occupied properties decreased by $234 million attributable to improved asset quality and market conditions. This compares to a decrease of $680 million during 2010.

For the period 2008 – 2010, the secondary market for income-property loans was severely constrained. During this period of time, we provided interim financing for certain maturing income property loans. Beginning with the second half of 2010 and continuing throughout 2011, market liquidity for income property loans showed significant improvement. Consequently, our clients’ need for interim financing has diminished and our portfolio of nonowner-occupied income property loans has shown a steady decrease in outstanding principal balances. Since December 31, 2010, our nonowner-occupied commercial real estate portfolio has been reduced by approximately $1.8 billion or 23%.

As shown in Figure 17, at December 31, 2011, 65% of our commercial real estate loans were for nonowner-occupied properties, compared to 68% at December 31, 2010. Approximately 18% and 23% of these loans were construction loans at December 31, 2011 and 2010, respectively. Typically, construction properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. Uncertain economic conditions generally slow the execution of new leases and may also lead to the turnover of existing leases, driving rental rates and occupancy rates down. As we have experienced during 2011, we expect vacancy rates for retail, office and industrial space to remain elevated and possibly increase well into 2012.

Commercial real estate fundamentals appear to be approaching bottom, and certain sectors (e.g., apartments) are showing signs of improvement. According to Property and Portfolio Research, Inc., vacancy fell in the third quarter of 2011 in every major property type, but it remained above year-ago levels with the exception of apartments. Rent growth remains flat to negative (again with the exception of apartments), and is at or nearing a trough; however, modest declines are possible over the next year in office, retail, and warehouse property types. Once rents bottom, the anticipated recovery will likely be modest.

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

Commercial property values peaked in the fall of 2007, having experienced increases of approximately 30% since 2005 and 90% since 2001. The most recent Moody’s Real Estate Analytics, LLC Commercial Property Price Index (November 2011) showed a 42% drop in values from the peak in October 2007. As of November 2011, the index was at 111.36%, a 13.7% increase from April 2011. April 2011 was the lowest point since the inception of the index in December of 2000. Market averages obscure divergent trends by asset quality and location. Over the past year, competition for the best assets in the top markets has driven prices higher, while weak demand and continued uncertainty is keeping prices for distressed assets low and keeping trends negative.

If the factors described above result in further weakening in the fundamentals underlying the commercial real estate market (i.e., vacancy rates, the stability of rental income and asset values), leading to reduced cash flow to support debt service payments, our ability to collect such payments and the strength of our commercial real estate loan portfolio could be adversely affected.

Commercial lease financing.    We conduct financing arrangements through our Key Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 17% of commercial loans at December 31, 2011, and 19% at December 31, 2010.

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

Our concession types are primarily categorized as interest rate reductions, principal deferral, or forgiveness of principal. Loan extensions are sometimes coupled with these primary concession types. As a result of, improving economic conditions combined with the restructuring of these loans to provide the optimal opportunity for successful repayment by the borrower, we have seen certain of our restructured loans returning to accrual status and consistent performance under the restructured loan terms for each primary type of concession over the past year.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 5 (“Asset Quality”).

Figure 18 quantifies restructured loans and TDRs.

Figure 18. Commercial TDRs by Note Type and Accrual Status

December 31,
in millions	2011	2010
Commercial TDRs by Note Type

Tranche A	$206	$226
Tranche B	2	14

Total Commercial TDRs (a)	$208	$240

Commercial TDRs by Accrual Status

Nonaccruing	$150	$148
Accruing	58	67
Held for sale	—	25

Total Commercial TDRs (a)	$208	$240

Total Commercial and Consumer TDRs	$276	$297

(a)	Prior to 2009, the amounts of TDRs were negligible, and, therefore, we have not included such periods in the figure above.

The benefits derived from A-B note TDRs are recognized when the underlying assets (predominantly commercial real estate) have been stabilized with a level of leverage supportable by ongoing cash flows. Right-sizing the A note to sustainable cash flow should ultimately allow for its return to accrual status and thereupon a resumption of interest income recognition. Similarly, appropriately-sized A notes will allow for upgraded credit classification based on rehabilitated credit metrics, including demonstrated payment performance. Other benefits include the borrower’s retention of ownership and control of the asset, deleveraged and sustainable capital structure (often sufficient to attract fresh capital into the transaction) and rehabilitation of local markets by minimizing distressed/fire sales.

We use an A-B note structure for TDRs, breaking the existing loan into two tranches. This approach has many benefits for us and for our borrowers.

First, we create an A note. As the objective of this TDR note structure is to achieve a fully performing and well-rated A note, we focus on sizing that note to a level that is supported by cash flow available to service debt at current market terms and consistent with our customary underwriting standards. This typically will include a debt coverage ratio of 1.2 or better of cash flow to monthly payments of market interest, and principal amortization of generally not more than 25 years.

Appropriately sized A notes are more likely to return to accrual status, allowing us to resume recognizing interest income. As the borrower’s payment performance improves, these restructured notes also will allow for upgraded internal quality risk rating classification. Moreover, the borrower retains ownership and control of the underlying collateral (typically, commercial real estate), the borrower’s capital structure is strengthened (often to the point that fresh capital is attracted to the transaction), and local markets are spared distressed/fire sales.

The B note is typically an interest-only note with no required amortization until the property stabilizes and generates excess cash flow. This excess cash flow is customarily applied directly to the principal of the A note. We evaluate the B note when we consider returning the A note to accrual status. In many cases, the B note is charged off at the same time the A note is returned to accrual status. Alternatively, both A and B notes may be simultaneously returned to accrual if credit metrics are supportive.

All loans processed as a TDR, including A notes and any non-charged-off B notes, are reported as TDRs during the calendar year in which the restructure took place.

Returning an A note to accrual status requires a reasonable level of certainty that the balance of principal and interest is fully collectable over time. To that end, our policy requires a sustained period of timely principal and interest payments. We evaluate primary repayment derived from property cash flow to assess continued sustainability. Secondary repayment (collateral) is appraised to ensure that market value exceeds the carrying value of the A note with a sufficient excess (generally 20%). Although our policy is a guideline, considerable judgment is required to review each borrower’s circumstances.

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

Pricing of a loan is determined based on the strength of the borrowing entity and the strength of the guarantor, if any. Therefore, pricing may remain the same (e.g., the loan is already priced at or above current market). We do not consider loan extensions in the normal course of business (under existing loan terms or at market rates) as TDRs, particularly when ultimate collection of all principal and interest is not in doubt and no concession has been made. In the case of loan extensions outside of the normal course of business—where either collection of all principal and interest is uncertain or a concession has been made—we would analyze such credit under the accounting guidance to determine whether it qualifies as a TDR. Extensions that qualify as TDRs are measured for impairment under the applicable accounting guidance.

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

As of December 31, 2011, we had $119 million of mortgage and construction loans that had a loan to value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding decreased by $794 million, or 5%, from one year ago. Most of the decrease is attributable to our exit portfolio, as shown in Figure 39 in the “Credit risk management” section which decreased by $636 million.

The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 95% of this portfolio at December 31, 2011 is derived from our Key Community Bank. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans from our Key Community Bank decreased by $285 million, or 3%, over the past twelve months.

Figure 19 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 19. Home Equity Loans

December 31, dollars in millions	2011	2010	2009	2008	2007
SOURCES OF YEAR END LOANS
Key Community Bank	$9,229	$9,514	$10,048	$10,124	$9,655
Other	535	666	838	1,051	1,262

Total	$9,764	$10,180	$10,886	$11,175	$10,917

Nonperforming loans at year end	$120	$120	$128	$91	$66
Net loan charge-offs for the year	130	175	165	86	33
Yield for the year(a)	4.34%	4.45%	4.63%	5.93%	7.17%

(a)	From continuing operations.

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

In the latter half of 2010, there was public controversy surrounding the foreclosure practices of large home lenders. Our number of home loan foreclosures is small (the average number of new mortgage foreclosures serviced by Key and third parties, initiated per month, through December 31, 2011, was 121; mortgage loans serviced by Key and third parties outstanding at December 31, 2011, were approximately 223,000 loans) and primarily have occurred in our home equity loan portfolio. A review of our foreclosure processes completed in the first quarter of 2011, did not uncover any material defects in the process of signing and notarizing affidavits.

Loans held for sale

As shown in Note 4 (“Loans and Loans Held for Sale”), our loans held for sale increased to $728 million at December 31, 2011 from $467 million at December 31, 2010. Loans held for sale related to the discontinued operations of the education lending business, which are excluded from total loans held for sale at December 31, 2010, totaled $15 million. There were no loans held for sale related to the discontinued operations of the education lending business at December 31, 2011.

At December 31, 2011, loans held for sale included $567 million of commercial mortgages which increased by $449 million from December 31, 2010, and $95 million of residential mortgage loans which decreased by $15 million from December 31, 2010. In the absence of quoted market prices, we use valuation models to measure the fair value of these loans and adjust the amount recorded on the balance sheet if fair value falls below recorded cost. The models are based on third-party data, as well as assumptions related to prepayment speeds, default rates, funding cost, discount rates and other relevant market available inputs. In light of the volatility in the financial markets, we have reviewed our assumptions and determined that they reflect current market conditions. As a result, no significant adjustments to our assumptions were required during 2011.

During 2011, we recorded net unrealized losses of $3.2 million and net realized gains of $17 million on our loans held for sale portfolio. These net gains are reported in “net gains (losses) from loan sales” on the income statement. We have not been significantly impacted by market volatility in the subprime mortgage lending industry, having exited this business in the fourth quarter of 2006.

Loan sales

As shown in Figure 20, during 2011, we sold $2 billion of commercial real estate loans, $1.4 billion of residential real estate loans, and $118 million of commercial loans. Most of these sales came from the held-for-sale portfolio. Additionally, there were no education loans sold (included in “discontinued assets” on the balance sheet), from Figure 20. Due to unfavorable market conditions, we have not securitized any education loans since 2006.

Among the factors that we consider in determining which loans to sell are:

¿	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

¿	our A/LM needs;

¿	the cost of alternative funding sources;

¿	the level of credit risk;

¿	capital requirements; and

¿	market conditions and pricing.

Figure 20 summarizes our loan sales for 2011 and 2010.

Figure 20. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2011
Fourth quarter	$31	$500	—	$404	$935
Third quarter	23	355	—	303	681
Second quarter	18	761	—	250	1,029
First quarter	46	397	—	438	881

Total	$118	$2,013	—	$1,395	$3,526

2010
Fourth quarter	$171	$530	$29	$525	$1,255
Third quarter	105	200	35	372	712
Second quarter	75	336	—	348	759
First quarter	19	158	—	328	505

Total	$370	$1,224	$64	$1,573	$3,231	(a)

(a)	Excludes education loans of $487 million sold during 2010 that relate to the discontinued operations of the education lending business. There were no education loans sold during 2011.

Figure 21 shows loans that are either administered or serviced by us but not recorded on the balance sheet. The table includes loans that have been sold.

Figure 21. Loans Administered or Serviced

December 31, in millions	2011	2010	2009	2008	2007
Commercial real estate loans (a)	$99,608	$117,071	$123,599	$123,256	$134,982
Education loans (b)	—	—	3,810	4,267	4,722
Commercial lease financing	521	706	649	713	790
Commercial loans	306	269	247	208	229
Total	$100,435	$118,046	$128,305	$128,444	$140,723

(a)	We acquired the servicing for commercial mortgage loan portfolios with an aggregate principal balance of $3.5 billion during 2011, $1.6 billion during 2010, $7.2 billion during 2009, $1 billion during 2008 and $45.5 billion for 2007.

(b)	We adopted new accounting guidance on January 1, 2010, which required us to consolidate our education loan securitization trusts and resulted in the addition of approximately $2.8 billion of assets, and the same amount of liabilities and equity to our balance sheet. Of this amount, $890 million were included in our net risk-weighted assets under current federal banking regulations.

In the event of default by a borrower, we are subject to recourse with respect to approximately $891 million of the $100 billion of loans administered or serviced at December 31, 2011. Additional information about this recourse arrangement is included in Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Maturities and sensitivity of certain loans to changes in interest rates

Figure 22 shows the remaining maturities of certain commercial and real estate loans, and the sensitivity of those loans to changes in interest rates. At December  31, 2011, approximately 33% of these outstanding loans were scheduled to mature within one year.

Figure 22. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates

December 31, 2011 in millions	Within One Year	One -Five Years	Over Five Years	Total
Commercial, financial and agricultural	$7,448	$10,003	$1,927	$19,378
Real estate — construction	741	431	140	1,312
Real estate — residential and commercial mortgage	2,015	4,383	3,585	9,983

	$10,204	$14,817	$5,652	$30,673

Loans with floating or adjustable interest rates(a)		$12,050	$3,090	$15,140
Loans with predetermined interest rates(b)		2,767	2,562	5,329

		$14,817	$5,652	$20,469

(a)	Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.

(b)	Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.

Securities

Our securities portfolio totaled $18 billion at December 31, 2011, compared to $22 billion at December 31, 2010. Available-for-sale securities were $16 billion at December 31, 2011, compared to $21.9 billion at December 31,

2010, reflecting the liquidity needs arising from changes in our loan and deposit balances and investments in held-to-maturity securities. Held-to-maturity securities were $2.1 billion at December 31, 2011, compared to $17 million at December 31, 2010, primarily reflecting increases in agency mortgage-backed securities as we continue to prepare for potential future changes in regulatory capital rules. At December 31, 2011, we had $2.1 billion in CMOs in our held-to-maturity securities portfolio.

As shown in Figure 23, all of our mortgage-backed securities are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets and recorded on the balance sheet at fair value. For more information about these securities, see Note 6 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques.”

Figure 23. Mortgage-Backed Securities by Issuer

December 31, in millions	2011	2010	2009
FHLMC	$8,984	$10,373	$7,485
FNMA	5,583	7,357	4,433
GNMA	3,464	4,004	4,516

Total	$18,031	$21,734	$16,434

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At December 31, 2011, we had $15.9 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $21.7 billion at December 31, 2010.

During 2011, we had net gains of $124 million from CMOs and other mortgage-backed securities, of which $126 million were net unrealized gains and $2 million, were net realized losses. The net unrealized gains resulted from a decrease in market interest rates and were recorded in the AOCI component of shareholders’ equity. We continue to maintain a moderate asset-sensitive interest rate risk position.

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

Throughout 2011, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. For most of the first half of 2011, we chose not to reinvest the monthly security cash flows and also sold approximately $1.6 billion of CMOs. These actions provided the liquidity necessary to address the funding requirements arising from the loss of certain escrow deposit balances related to commercial mortgage securitizations serviced by Key and rated by Moody’s, and also contributed to our preparations for TARP repayment in March 2011.

Figure 24 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7 (“Securities”).

Figure 24. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies and Corporations	States and Political Subdivisions	Collateralized Mortgage Obligations	(a)	Other Mortgage- Backed Securities	(a)	Other Securities	(b)	Total		Weighted- Average Yield (c)
December 31, 2011
Remaining maturity:
One year or less	—	$1	$662		—		—		$663		4.10%
After one through five years	—	16	14,500		$738		$9		15,263		3.14
After five through ten years	—	46	—		30		—		76		5.62
After ten years	—	—	—		10		—		10		5.34
Fair value	—	$63	$15,162		$778		$9		$16,012		—
Amortized cost	—	60	14,707		715		8		15,490		3.19%
Weighted-average yield (c)	—	5.95%	3.10%		4.89%		—		3.19	% (d)	—
Weighted-average maturity	—	6.1 years	2.1 years		2.8 years		3.0 years		2.1 years		—
December 31, 2010
Fair value	$8	$172	$20,665		$1,069		$19		$21,933		—
Amortized cost	8	170	20,344		998		15		21,535		3.28%
December 31, 2009
Fair value	$8	$83	$15,006		$1,428		$116		$16,641		—
Amortized cost	8	81	14,894		1,351		100		16,434		3.79%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $9 million of securities at December 31, 2011, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs constitute most of our held-to-maturity securities along with foreign bonds and preferred equity securities. The increase in our held-to-maturity securities was a result of purchases of Federal Agency CMOs as we increased this portfolio in response to potential future changes in regulatory capital rules. Figure 25 shows the composition, yields and remaining maturities of these securities.

Figure 25. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	States and Political Subdivisions	Other Securities		Total		Weighted- Average Yield	(a)
December 31, 2011
Remaining maturity:
One year or less	—	—	$9		$9		2.88	%
After one through five years	$2,091	—	9		2,100		2.06
Amortized cost	2,091	—	18		2,109		2.06	%
Fair value	$2,115	—	$18		$2,133		—
Weighted-average yield	2.05%	—	3.15	% (b)	2.06	% (b)	—
Weighted-average maturity	2.7 years	—	1.3 years		2.7 years		—
December 31, 2010
Amortized cost	—	$1	$16		$17		3.71	%
Fair value	—	1	16		17		—
December 31, 2009
Amortized cost	—	$3	$21		$24		3.97	%
Fair value	—	3	21		24		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at December 31, 2011, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 61% of other investments at December 31, 2011. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($709 million at December 31, 2011 and $898 million at December 31, 2010). During the first half of 2011, employees who managed our various principal investments formed two independent entities that will serve as investment managers of these investments going forward. Under this arrangement, which was mutually agreeable to both parties, these individuals are no longer employees of Key. As a result of these changes, which were made during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments, totaling $234 million.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. Among other things, our review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry and third party data. During 2011, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $78 million, which includes $82 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement.

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During 2011, these deposits averaged $58.5 billion and represented 80% of the funds we used to support loans and other earning assets, compared to $62.5 billion and 80% during 2010. The composition of our average deposits is shown in Figure 5 in the section entitled “Net interest income.”

The decrease in average domestic deposits during 2011, compared to 2010, was due to a decline in certificates of deposit ($100,000 or more) and other time deposits and was partially offset by an increase in NOW and money market deposit accounts, and noninterest-bearing deposits. The mix of deposits continues to change as higher-costing certificates of deposit mature and re-price to current market rates and clients move their balances to transaction and nonmaturity deposit accounts, such as NOW and money market savings accounts, or look for other alternatives for investing in the current low-rate environment.

Approximately $6.8 billion of our certificates of deposit outstanding at December 31, 2011, mature over the next four quarters, and included in these totals are approximately $2.5 billion of higher costing certificates of deposit originated prior to 2009. The maturities of these certificates of deposit are as follows: $238 million at a 4.95% cost mature in the first quarter of 2012, $688 million at a 4.57% cost mature in the second quarter of 2012, $1 billion at a 5.06% cost mature in the third quarter of 2012, and $529 million at a 4.88% cost mature in the fourth quarter of 2012. These re-pricing opportunities will benefit our net interest margin.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $3.4 billion during 2011, compared to $3.5 billion during 2010. The change from 2010 resulted from a $119 million decrease in foreign office deposits, a $63 million decrease in federal funds purchased and securities sold under agreements to repurchase, and was partially offset by a $74 million increase in bank notes and other short-term borrowings.

On January 11, 2012, we signed a purchase and assumption agreement to acquire 37 retail branches in Buffalo and Rochester, NY. The deposits associated with these branches total approximately $2.4 billion, while loans total approximately $400 million. We plan to use this excess liquidity to fund debt maturities and loan growth. The transaction is expected to close in late second or early third quarter of 2012.

At December 31, 2011, Key had $4.7 billion in time deposits of $100,000 or more. Figure 26 shows the maturity distribution of these deposits.

Figure 26. Maturity Distribution of Time Deposits of $100,000 or More

December 31, 2011 dollars in millions	Domestic Offices	Foreign Offices	Total
Remaining maturity:
Three months or less	$1,066	$588	$1,654
After three through six months	624	—	624
After six through twelve months	1,082	—	1,082
After twelve months	1,339	—	1,339
Total	$4,111	$588	$4,699

The Dodd-Frank Act’s reform of deposit insurance

The amount of deposit insurance coverage for deposits increased permanently from $100,000 to $250,000 per depository, and the coverage for noninterest-bearing demand deposit accounts is unlimited, effective from December 31, 2010 to December 31, 2012, pursuant to the Dodd-Frank Act. Accordingly, since the beginning of 2011, KeyBank again offered noninterest-bearing demand transaction accounts, with unlimited FDIC deposit insurance, similar to when it participated in the TAG program.

Capital

At December 31, 2011, our shareholders’ equity was $9.9 billion, down $1.2 billion from December 31, 2010. The following discusses certain factors that contributed to the decline. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity.

As previously reported, on January 1, 2010, we adopted new consolidation accounting guidance which required us to consolidate our education loan securitization trusts (classified as discontinued assets and liabilities). As a result, we consolidated our education loan securitization trusts and made a corresponding $45 million cumulative effect adjustment. That consolidation added $2.8 billion in discontinued assets, and the same amount of liabilities and equity to our balance sheet; loans constituted $2.6 billion of the assets. During the third quarter of 2011, we determined that the $45 million cumulative effect adjustment made related to the consolidation of these trusts on January 1, 2010 was incorrect. Further information regarding this error and its correction is provided in Note 13 (“Acquisition, Divestiture and Discontinued Operations”).

Comprehensive capital assessment review and redemption notices for certain capital securities

On January 9, 2012, we submitted to the Federal Reserve and provided to the OCC under the Comprehensive Capital Analysis and Review process our 2012-2013 Comprehensive Capital Plan. We are currently awaiting the results of this review.

On June 10, 2011, we submitted to the Federal Reserve and provided to the OCC an updated Comprehensive Capital Plan, which set forth additional capital actions related to redemptions of certain outstanding capital securities. On August 1, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our updated capital plan.

In August 2011, KeyCorp repurchased $22.6 million of capital securities issued by KeyCorp Capital VII. On September 1, 2011, KeyCorp fully redeemed the following capital securities: KeyCorp Capital V, KeyCorp Capital VI, KeyCorp Capital VIII, and Union State Capital I. During the fourth quarter of 2011, capital securities issued by Union State Statutory Trust II and Union State Statutory Trust IV were redeemed on October 31, 2011 and October 7, 2011, respectively.

On October 31, 2011, KeyCorp submitted notice to the property trustee for the redemption in full of the capital securities issued by KeyCorp Capital IX; such capital securities were redeemed on December 15, 2011.

Provisions of the Dodd-Frank Act provide for the phase-out of Tier 1 capital treatment for capital securities beginning in 2013. As a result, the outstanding capital securities will eventually become Tier 2 capital. Management continues to evaluate its options with respect to the remaining outstanding capital securities. A notice of proposed rulemaking related to the implementation of Basel III, which is expected to be published in the first half of 2012. This proposal is expected to include the phase-out of trust preferred securities from Tier 1 capital treatment.

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

Also in 2011, we made four quarterly dividend payments of $1.9375 per share or $6 million on our Series A Preferred Stock.

Additionally, during the second quarter of 2011, our Board of Directors approved an increase in our quarterly cash dividend to $.03 per Common Share or $.12 on an annualized basis. We made one quarterly dividend payments of $.01 per share, or $9 million, and three quarterly dividend payments of $.03 per share, or $28 million, on our Common Shares during 2011.

Common Shares outstanding

Our Common Shares are traded on the New York Stock Exchange under the symbol KEY with 33,873 holders of record of our Common Shares at December 31, 2011. Our book value per Common Share was $10.09 based on 953.0 million shares outstanding at December 31, 2011, compared to $9.52 based on 880.6 million shares outstanding at December 31, 2010. At December 31, 2011 our tangible book value per Common Share was $9.11 compared to $8.45 at December 31, 2010.

Figure 44 in the section entitled “Fourth Quarter Results” shows the market price ranges of our Common Shares, per Common Share earnings and dividends paid by quarter for each of the last two years.

Figure 27 compares the price performance of our Common Shares (based on an initial investment of $100 on December 31, 2006, and assuming reinvestment of dividends) with that of the Standard & Poor’s 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the Standard & Poor’s 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the Standard & Poor’s 500 Index and the peer group.

Figure 27. Common Share Price Performance (2006 – 2011) (a)

(a)	Share price performance is not necessarily indicative of future price performance.

Figure 28 shows activities that caused the change in our outstanding Common Shares over the past two years.

Figure 28. Changes in Common Shares Outstanding

		2011 Quarters
in thousands	2011	Fourth	Third	Second	First	2010
Shares outstanding at beginning of period	880,608	952,808	953,822	953,926	880,608	878,535
Common shares issued	70,621	—	—	—	70,621	—
Shares reissued (returned) under employee benefit plans	1,779	200	(1,014)	(104)	2,697	2,073
Shares outstanding at end of period	953,008	953,008	952,808	953,822	953,926	880,608

At December 31, 2011, we had 64.0 million treasury shares, compared to 65.7 million treasury shares at December 31, 2010. During 2011, shares previously issued in conjunction with our employee benefit plans were returned to us. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

In the past, we have periodically repurchased Common Shares in the open market or through privately negotiated transactions under a repurchase program authorized by our Board of Directors. The program does not have an expiration date, and we have outstanding Board authority to repurchase 13.9 million shares. We did not repurchase any Common Shares during all of 2011 or 2010 other that the shares acquired from employees in connection with our stock compensation plan. As discussed in further detail in “Supervision and Regulation” in Item 1, Part I of this report, we are required to annually submit a capital plan to the Federal Reserve setting forth capital actions, including any share repurchases our Board of Directors and management may propose to make during the year. Pursuant to that requirement, we have submitted our capital plan for review to the Federal Reserve that contemplates, among other uses of our capital, potential share repurchases in 2012.

2011 Capital plan and proposed actions

As part of its ongoing supervisory process, the Federal Reserve requires a BHC to submit an annual Comprehensive Capital Plan as well as to update such plan to reflect material changes in a firm’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. On January 7, 2011, we submitted our 2011-2012 Comprehensive Capital Plan to the Federal Reserve. On March 18, 2011, the Federal Reserve informed us that it had no objection to our Comprehensive Capital Plan following its Comprehensive Capital Analysis and Review (“CCAR”). On June 10, 2011, we submitted to the Federal Reserve and provided to the OCC an updated Comprehensive Capital Plan, which set forth additional capital actions related to redemptions of certain outstanding capital securities. On August 1, 2011, the Federal Reserve informed us that it had no objections to the capital actions set forth in our updated capital plan.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at December 31, 2011. Our capital and liquidity are intended to position us well to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to adjust to the application of any new regulatory capital standards expected to be promulgated under the Dodd-Frank Act or due to Basel III. Our shareholders’ equity to assets ratio was 11.16% at December 31, 2011, compared to 12.10% at December 31, 2010. Our tangible common equity to tangible assets ratio was 9.88% at December 31, 2011, compared to 8.19% at December 31, 2010.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. We expect U.S. regulators to introduce new regulatory capital guidelines in 2012, responding to both the Dodd Frank Act and Basel III capital directives. As of December 31, 2011, our Tier 1 risk-based capital ratio and our total risk-based capital ratios were 12.99% and 16.51%, respectively, compared to 15.16% and 19.12%, respectively, at December 31, 2010.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of December 31, 2011, our leverage ratio was 11.79% compared to 13.02% at December 31, 2010.

The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities being eligible Tier 1 risk-based capital. This three year phase-out period, which commences January 1, 2013, will ultimately result in our capital securities issued by the KeyCorp capital trusts (“capital securities”) being treated only as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions to BHCs, savings and loan holding companies, and nonbank financial companies identified as systemically important.

As of December 31, 2011, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 12.99%, 11.79%, and 16.51%, respectively. The capital securities issued by the KeyCorp capital trusts contribute $1.2 billion or 136, 123, and 136 basis points to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of December 31, 2011.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well capitalized” to “critically undercapitalized.” A “well capitalized” institution must meet or exceed the prescribed thresholds of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to bank holding companies, we would qualify as “well capitalized” at December 31, 2011. We believe there has not been any change in condition or event since that date that would cause our capital classification to change. Analysis on a pro forma basis, accounting for the phase-out of our capital securities as Tier 1 eligible (and therefore as Tier 2 instead) as of December 31, 2011, also determines that we would qualify as “well capitalized” under current regulatory guidelines, with the pro forma Tier 1 risk-based capital ratio, pro forma leverage ratio, and pro forma total risk-based capital ratio being

11.64%, 10.56%, and 16.51%, respectively. The current regulatory defined categories serve a limited supervisory function. Investors should not use our pro forma ratios as a representation of our overall financial condition or prospects of KeyCorp or KeyBank. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in Item 1 in the “Supervision and Regulation” section.

Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Dodd-Frank Act and set forth in Basel III, which the Federal Reserve intends to implement in the near term, are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis and, therefore, Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 4 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.26% at December 31, 2011, compared to 9.34% at December 31, 2010.

At December 31, 2011, we had a consolidated federal net deferred tax asset of $60 million and a state deferred tax liability of $24 million compared to combined net federal and state deferred tax assets of $442 million at December 31, 2010. Prior to the third quarter of 2009, we had been in a net deferred tax liability position. Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. Based on these restrictions, at December 31, 2011, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets compared to $158 million at December 31, 2010. We anticipate that we will not have a net deferred tax asset disallowed for risk-based capital purposes as we believe we will be in a net deferred tax liability position in the coming quarters.

Basel III

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III is a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector, and introduces for the first time an official definition and guideline for Tier 1 common equity.

Beginning on January 1, 2013, banks with regulators adopting the Basel III capital framework in full would be required to meet the following minimum capital ratios – 3.5% common equity Tier 1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets, and 8.0% total capital to risk-weighted assets. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When the requirements for the fully phased-in capital conservation buffer are included, the resulting minimum levels for Tier 1 capital and total risk-based capital will be higher than the U.S.’s current “well-capitalized” minimums. A more thorough discussion of Basel III is included in Item 1 “Supervision and Regulation” section of this report, including a discussion of the fully phased-in requirements at January 1, 2019.

Given our strong capital position, we expect to be able to satisfy the Basel III capital framework when U.S. capital regulations corresponding to it are finalized. While we also have a strong liquidity position, the Basel III liquidity framework could require us and other U.S. banks to initiate additional liquidity management initiatives, including adding additional liquid assets, issuing term debt, and modifying our product pricing for loans, commitments, and deposits. U.S. regulators have indicated that they may elect to make certain refinements to the Basel III liquidity framework. Accordingly, at this point it is premature to assess the impact of the Basel III liquidity framework. Accordingly, a notice of proposed rulemaking relating to the U.S. implementation of the Basel III liquidity framework is expected in the first half of 2012.

Figure 29 represents the details of our regulatory capital position at December 31, 2011 and December 31, 2010 under the existing Basel I standards.

Figure 29. Capital Components and Risk-Weighted Assets

December 31, dollars in millions		2011	2010
TIER 1 CAPITAL
Key shareholders’ equity		$9,905	$11,117
Qualifying capital securities		1,046	1,791
Less:	Goodwill	917	917
	Accumulated other comprehensive income (a)	(72)	(66)
	Other assets (b)	72	248
	Total Tier 1 capital	10,034	11,809
TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)		970	986
Net unrealized gains on equity securities available for sale		—	2
Qualifying long-term debt		1,744	2,104
	Total Tier 2 capital	2,714	3,092
	Total risk-based capital	$12,748	$14,901

TIER 1 COMMON EQUITY
Tier 1 capital		$10,034	$11,809
Less:	Qualifying capital securities	1,046	1,791
	Series B Preferred Stock	—	2,446
	Series A Preferred Stock	291	291
	Total Tier 1 common equity	$8,697	$7,281

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$61,900	$64,477
Risk-weighted off-balance sheet exposure		15,901	15,350
Less:	Goodwill	917	917
	Other assets (b)	560	959
Plus:	Market risk-equivalent assets	1,073	775
	Gross risk-weighted assets	77,397	78,726
Less:	Excess allowance for loan and lease losses (c)	183	805
	Net risk-weighted assets	$77,214	$77,921

AVERAGE QUARTERLY TOTAL ASSETS		$86,594	$92,562

CAPITAL RATIOS
Tier 1 risk-based capital		12.99%	15.16%
Total risk-based capital		16.51	19.12
Leverage (d)		11.79	13.02
Tier 1 common equity		11.26	9.34

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $158 million at December 31, 2010, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2011.

(c)	The allowance for loan and lease losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The excess allowance for loan and lease losses includes $104 million and $114 million at December 31, 2011 and December 31, 2010, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Additional information regarding the nature of VIEs and our involvement with them is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Basis of Presentation” and in Note 11 (“Variable Interest Entities”).

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

Commitments to extend credit or funding

Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2011, is presented in Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Commitments to Extend Credit or Funding.” Figure 30 shows the remaining contractual amount of each class of commitment to extend credit or funding. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss if the borrower were to draw upon the full amount of the commitment and then default on payment for the total amount of the then outstanding loan.

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

Contractual obligations

Figure 30 summarizes our significant contractual obligations, and lending-related and other off-balance sheet commitments at December 31, 2011, by the specific time periods in which related payments are due or commitments expire.

Figure 30. Contractual Obligations and Other Off-Balance Sheet Commitments

December 31, 2011 dollars in millions	Within 1 year	After 1 through 3 years	After 3 through 5 years	After 5 years	Total

Contractual obligations: (a)
Deposits with no stated maturity	$51,014	—	—	—	$51,014
Time deposits of $100,000 or more	3,360	$1,076	$133	$130	4,699
Other time deposits	4,103	1,837	195	108	6,243
Federal funds purchased and securities sold under repurchase agreements	1,711	—	—	—	1,711
Bank notes and other short-term borrowings	337	—	—	—	337
Long-term debt	2,694	1,641	1,786	3,399	9,520
Noncancelable operating leases	115	224	189	306	834
Liability for unrecognized tax benefits	8	—	—	—	8
Purchase obligations:
Banking and financial data services	15	15	7	—	37
Telecommunications	33	27	—	—	60
Professional services	49	12	10	10	81
Technology equipment and software	27	19	11	5	62
Other	4	5	—	—	9
Total purchase obligations	128	78	28	15	249
Total	$63,470	$4,856	$2,331	$3,958	$74,615

Lending-related and other off-balance sheet commitments:
Commercial, including real estate	$8,761	$4,848	$6,501	$1,469	$21,579
Home equity	149	511	706	6,000	7,366
When-issued and to-be-announced securities commitments	—	—	—	117	117
Commercial letters of credit	94	6	24	—	124
Principal investing commitments	14	11	28	70	123
Liabilities of certain limited partnerships and other commitments	1	6	2	106	115
Total	$9,019	$5,382	$7,261	$7,762	$29,424

(a)	Deposits and borrowings exclude interest.

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

The Audit Committee has oversight responsibility for internal audit; financial reporting; compliance risk and legal matters; the implementation, management and evaluation of operational risk and controls; information security and fraud risk. The Audit Committee also is responsible for evaluating the qualifications and independence of the independent auditors. The Audit Committee discusses policies related to risk assessment and risk management and the processes related to risk review and compliance.

The Risk Management Committee has responsibility for overseeing the management of credit risk, market risk, interest rate risk and liquidity risk, including the actions taken to mitigate these risks, as well as reputational and strategic risks. The Risk Management Committee also oversees the maintenance of appropriate regulatory and economic capital, reviews the ERM reports, and approves any material changes to the charter of the ERM Committee.

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

Interest rate risk positions are influenced by a number of factors including the balance sheet positioning that arises out of consumer preferences for loan and deposit products, economic conditions, the competitive environment within our markets and changes in market interest rates that affect client activity and our hedging, investing, funding and capital positions. The primary components of interest rate risk exposure consist of gap risk, basis risk, yield curve risk and option risk.

¿

“Gap risk” is the exposure to changes in interest rates and occurs when the volume of interest-bearing liabilities and the volume of interest-earning assets they fund (for example, deposits used to fund loans) do not mature or reprice at the same time.

¿

“Basis risk” is the exposure to asymmetrical changes in interest rate indexes and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indices.

¿

“Yield curve risk” is the exposure to non-parallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) and occurs when interest-bearing liabilities and the interest-earning assets they fund do not price or reprice to the same term point on the yield curve.

¿

“Option risk” is the exposure to a customer or counterparty’s ability to take advantage of the interest rate environment and terminate or reprice one of our assets, liabilities or off-balance sheet instruments prior to contractual maturity without a penalty. Option risk occurs when exposures to customer and counterparty early withdrawals or early prepayments are not mitigated with an offsetting position or appropriate compensation.

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

Simulation analysis produces only a sophisticated estimate of interest rate exposure based on judgments related to assumption inputs into the simulation model. We tailor assumptions to the specific interest rate environment and yield curve shape being modeled, and validate those assumptions on a regular basis. Our simulations are performed with the assumption that interest rate risk positions will be actively managed through the use of on- and off-balance sheet financial instruments to achieve the desired residual risk profile. However, actual results may differ from those derived in simulation analysis due to unanticipated changes to the balance sheet composition, customer behavior, product pricing, market interest rates, investment, funding and hedging activities, and repercussions from unanticipated or unknown events.

Figure 31 presents the results of the simulation analysis at December 31, 2011 and 2010. At December 31, 2011, our simulated exposure to a change in short-term interest rates was moderately asset sensitive. ALCO policy limits for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 31, we are operating within these limits.

Figure 31. Simulated Change in Net Interest Income

December 31, 2011
Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%
Interest rate risk assessment	-.51%	2.35%

December 31, 2010
Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%
Interest rate risk assessment	-.74%	2.99%

As interest rates have remained at low levels for an extended period of time, we have gradually shifted from a liability-sensitive position to an asset-sensitive position as a result of balance growth in transaction deposits and declines in loan balances. As the Federal Reserve’s FOMC has indicated that it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014, we continue to invest available funds and execute hedges to moderate further increases in the asset-sensitive position. These activities will continue to recognize the shift in the mix and maturity of customer deposits. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity and re-pricing characteristics of loan and deposit flows. As changes occur to the configuration of the balance sheet and the outlook for the economy, management evaluates hedging opportunities that would change the reported interest rate risk profile.

The results of additional simulation analyses that make use of alternative interest rate paths and customer behavior assumptions indicate that net interest income improvement in a rising rate environment could be diminished, and actual results may be different than the policy simulation results in Figure 31. Net interest income improvements are highly dependent on the timing, magnitude, frequency and path of interest rate increases and assumption inputs for deposit re-pricing relationships, lending spreads and the balance behavior of transaction accounts.

We also conduct simulations that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, we calculate exposures to changes to the EVE as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis since it estimates risk exposure beyond twelve-, twenty-four and thirty-six month horizons. EVE measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets and liabilities under multiple interest rate paths. Under the current level of market interest rates, the calculation of EVE under an immediate 200 basis point decrease in interest rates results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. We are operating within these guidelines.

Management of interest rate exposure. We use the results of our various interest rate risk analyses to formulate A/LM strategies to achieve the desired risk profile while managing to our objectives for capital adequacy and liquidity risk exposures. Specifically, we manage interest rate risk positions by purchasing securities, issuing term debt with floating or fixed interest rates, and using derivatives — predominantly in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities.

Figure 32 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 8 (“Derivatives and Hedging Activities”).

Figure 32. Portfolio Swaps by Interest Rate Risk Management Strategy

	December 31, 2011
			Weighted-Average			December 31, 2010
dollars in millions	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value

Receive fixed/pay variable — conventional A/LM (a)	$9,315	$29	1.9	.7%	.3%	$4,515	$(11)
Receive fixed/pay variable — conventional debt	5,361	499	9.2	4.2	.8	5,484	390
Pay fixed/receive variable — conventional debt	391	(26)	7.8	.8	2.2	587	5
Foreign currency — conventional debt	554	(147)	.1	1.6	.6	1,092	(241)

Total portfolio swaps	$15,621	$355	4.5	1.9%	.5%	$11,678	$143

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

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

We manage exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Market Risk Committee which was established as part of our ERM Program. At December 31, 2011, the aggregate one-day trading limit set by the committee was $5.5 million. We are operating within these constraints. During 2011, our aggregate daily average, minimum and maximum VAR amounts were $1.7 million, $1.2 million and $2 million, respectively. In 2010, our aggregate daily average, minimum and maximum VAR amounts were $1.8 million, $1.2 million and $2.5 million, respectively.

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

Governance structure

We manage liquidity for all of our affiliates on an integrated basis. This approach considers the unique funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions. The approach also recognizes that adverse market conditions or other events that could negatively affect the availability or cost of liquidity will affect the access of all affiliates to sufficient wholesale funding.

Oversight of the liquidity risk management process is governed by the Risk Management Committee of the KeyCorp Board of Directors, the KeyBank Board of Directors, the ERM Committee and the ALCO. These groups regularly review various liquidity reports, including liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, hypothetical funding erosion stress tests and goal tracking reports. The reviews generate a discussion of positions, trends and directives on liquidity risk and shape a number of the decisions that we make. When liquidity pressure is elevated, positions are monitored more closely and reporting is more intensive. We communicate with individuals within and outside of the company on a daily basis to discuss emerging issues. In addition, we use a variety of daily liquidity reports to monitor the flow of funds.

Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our public credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general may adversely affect the cost and availability of normal funding sources.

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

Managing liquidity risk

We regularly monitor our funding sources and measure our capacity to obtain funds in a variety of scenarios in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, we perform a monthly hypothetical funding erosion stress test for both KeyCorp and KeyBank. In a “heightened monitoring mode,” we may conduct the hypothetical funding erosion stress tests more frequently, and use assumptions so the stress tests are more strenuous and reflect the changed market environment. Our testing incorporates estimates for loan and deposit lives based on our historical studies. Erosion stress tests analyze potential liquidity scenarios under various funding constraints and time periods. Ultimately, they determine the periodic effects that major direct and indirect events would have on our access to funding markets and our ability to fund our normal operations. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed.

At December 31, 2011, we have no secured borrowings outstanding. However, we retain the capacity to utilize secured borrowings as a contingent funding source.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The Plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the Plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer term strategy. The liquid asset portfolio at December 31, 2011 totaled $11.2 billion, consisting of $6.4 billion of unpledged securities, $1.9 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati and $2.9 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate over time due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of December 31, 2011, our unused borrowing capacity secured by loan collateral was $12.3 billion at the Federal Reserve Bank of Cleveland and $4.5 billion at the Federal Home Loan Bank of Cincinnati.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, wholesale funds may be used to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan to deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at December 31, 2011 our loan-to-deposit ratio was 87%), which we calculate as total loans, loans held-for-sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

Liquidity programs

We have several liquidity programs, which are described in Note 15 (“Long-Term Debt”), that enable the parent company and KeyBank to raise funds in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.

Liquidity for KeyCorp

The parent company has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions) and occasional guarantees of subsidiaries obligations in transactions with third parties at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

Our primary tools for assessing parent company liquidity is the net short-term cash position, which measures the ability to fund debt maturing in 24 months or less with existing liquid assets, and a cash coverage metric, which measures the ability to meet all projected obligations over 12 months. Another key measure of parent company liquidity is the “liquidity gap,” which represents the difference between projected liquid assets and anticipated financial obligations over several time horizons. We generally rely upon the issuance of term debt to manage the liquidity gap within targeted ranges assigned to various time periods. At December 31, 2011, the parent company held $2.1 billion in short-term investments, which we project to be sufficient to meet our projected obligations including the repayment our maturing debt obligations for the periods prescribed by our policies.

Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2011, KeyBank paid $300 million in dividends to the parent, and nonbank subsidiaries paid the parent $33 million in cash dividends, and $12 million in noncash dividends. During 2011, the parent did not make any capital infusions to KeyBank, compared to $100 million during 2010. Based upon existing regulatory guidance, KeyBank has capacity to pay $1.3 billion in dividends to KeyCorp at January 1, 2012.

During the first quarter of 2011, the parent company completed a $625 million equity offering at a price of $8.85 per Common Share. In conjunction with the equity offering, the parent company issued $1 billion, 5.1% Senior Medium-Term Notes, Series I, during the first quarter of 2011. The proceeds from the sale of Common Shares and medium-term notes were used, along with other available funds, to repurchase the Series B Preferred Stock issued to the U.S. Treasury. The repurchase eliminated future quarterly dividends of $31 million and discount amortization (non-cash) of $4 million, or $140 million on an annual basis, related to these preferred shares.

Our liquidity position and recent activity

Over the past twelve months our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased as a result of capital securities redemptions and net customer loan and deposit flows. However, the liquid asset portfolio still continues to exceed the amount we estimate would be necessary to manage through a liquidity event. Liquidity stress scenarios include the loss of access to either unsecured or secured funding sources, as well as draws on unfunded commitments and significant deposit withdrawals.

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

We generate cash flows from operations, and from investing and financing activities. During 2011, we used the proceeds from our debt and Common Share offerings to repurchase our Series B Preferred Stock issued to the U.S. Treasury as part of the TARP CPP and to pay dividends. As previously noted, the repurchase eliminated future quarterly dividends of $31 million and discount amortization (non-cash) of $4 million, or $140 million on an annual basis, related to these preferred shares.

We have approximately $183 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of December 31, 2011. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $30 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase to approximately $51 million. Accordingly, we have included the total amount as a deferred tax liability at December 31, 2011.

The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for each year ended December 31, 2011, and 2010.

Credit ratings

Our credit ratings at December 31, 2011, are shown in Figure 33. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors. Conditions in the credit markets have materially improved relative to the disruption experienced between the latter part of 2007 and 2009.

In the fourth quarter of 2010, Moody’s (a credit rating agency that rates KeyCorp and KeyBank debt securities) announced a one notch downgrade of KeyBanks’s short-term borrowings, senior long-term debt, and subordinated debt. As a result of this decision by Moody’s, on March 7, 2011, KeyBank transferred approximately $1.5 billion of certain escrow deposit balances to an acceptably-rated institution resulting in an immaterial impairment of the related mortgage servicing assets. For more information regarding this transfer of escrow deposit balances and the related mortgage servicing assets see Note 9 (“Mortgage Servicing Assets”). More recently on December 6, 2011, Standard & Poor’s announced a ratings review of 31 North American regional banks and their subsidiaries under its new bank ratings criteria announced November 9, 2011. S&P’s updated their ratings outlook on both KeyCorp and KeyBank from “Stable” to “Positive,” and maintained the ratings for KeyCorp and KeyBank. Additional information on the liquidity risks presented to us in the event of a downgrade of our security ratings is included in Item A: Risk Factors.

Figure 33. Credit Ratings

December 31, 2011	TLGP Debt	Short-Term Borrowings	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	AA+	A-2	BBB+	BBB	BBB-	BBB-
Moody’s	Aaa	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	AAA	F1	A-	BBB+	BBB	BBB
DBRS	AAA	R-2(high)	BBB(high)	BBB	BBB	BB(low)

KEYBANK

Standard & Poor’s	AA+	A-2	A-	BBB+	N/A	N/A
Moody’s	Aaa	P-2	A3	Baa1	N/A	N/A
Fitch	AAA	F1	A-	BBB+	N/A	N/A
DBRS	AAA	R-1 (low)	A(low)	BBB(high)	N/A	N/A

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

Our credit risk management team is responsible for credit approval, is independent of our lines of business, and consists of senior officers who have extensive experience in structuring and approving loans. Only credit risk management members are authorized to grant significant exceptions to credit policies. It is not unusual to make exceptions to established policies when mitigating circumstances dictate, but most major lending units have been assigned specific thresholds to keep exceptions at a manageable level.

Loan grades are assigned at the time of origination, verified by the credit risk management team and periodically reevaluated thereafter. Most extensions of credit are subject to loan grading or scoring. This risk rating methodology blends our judgment with quantitative modeling. Commercial loans generally are assigned two internal risk ratings. The first rating reflects the probability that the borrower will default on an obligation; the second rating reflects expected recovery rates on the credit facility. Default probability is determined based on, among other factors, the financial strength of the borrower, an assessment of the borrower’s management, the borrower’s competitive position within its industry sector, and our view of industry risk within the context of the general economic outlook. Types of exposure, transaction structure and collateral, including credit risk mitigants, affect the expected recovery assessment.

Our credit risk management team uses risk models to evaluate consumer loans. These models, known as scorecards, forecast the probability of serious delinquency and default for an applicant. The scorecards are embedded in the application processing system, which allows for real-time scoring and automated decisions for many of our products. We periodically validate the loan grading and scoring processes.

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $2 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of December 31, 2011, we had four client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these four individual net obligor commitments was $120 million at December 31, 2011. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives, including the use of credit derivatives — primarily credit default swaps — to mitigate credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At December 31, 2011, we used credit default swaps with a notional amount of $986 million to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At December 31, 2011, the notional amount of credit default swaps sold by us for the purpose of diversifying our credit exposure was $360 million. Occasionally, we have provided credit protection to other lenders through the sale of credit default swaps. These transactions with other lenders generated fee income.

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

Selected asset quality statistics for each of the past five years are presented in Figure 34. The factors that drive these statistics are discussed in the remainder of this section.

Figure 34. Selected Asset Quality Statistics from Continuing Operations

Year ended December 31, dollars in millions	2011	2010	2009	2008	2007
Net loan charge-offs	$541	$1,570	$2,257	$1,131	$271
Net loan charge-offs to average loans	1.11%	2.91%	3.40%	1.55%	.41%
Allowance for loan and lease losses	$1,004	$1,604	$2,534	$1,629	$1,195
Allowance for credit losses (a)	1,049	1,677	2,655	1,683	1,275
Allowance for loan and lease losses to period-end loans	2.03%	3.20%	4.31%	2.24%	1.70%
Allowance for credit losses to period-end loans	2.12	3.35	4.52	2.31	1.81
Allowance for loan and lease losses to nonperforming loans	138.10	150.19	115.87	133.42	174.45
Allowance for credit losses to nonperforming loans	144.29	157.02	121.40	137.84	186.13
Nonperforming loans at period end	$727	$1,068	$2,187	$1,221	$685
Nonperforming assets at period end	859	1,338	2,510	1,460	762
Nonperforming loans to period-end portfolio loans	1.47%	2.13%	3.72%	1.68%	.97%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	1.73	2.66	4.25	2.00	1.08

(a)	Includes the allowance for loan and lease losses plus the liability for credit losses on lending-related commitments.

Watch and criticized assets

Watch assets are troubled commercial loans with the potential to deteriorate in quality due to the client’s current financial condition and possible inability to perform in accordance with the terms of the underlying contract.

Criticized assets are troubled loans and other assets that show additional signs of weakness that may lead, or have led, to an interruption in scheduled repayments from primary sources, potentially requiring us to rely on repayment from secondary sources, such as collateral liquidation. Criticized loan and lease outstandings showed improvement during 2011 decreasing 39.6% from one year ago.

Allowance for loan and lease losses

At December 31, 2011, the allowance for loan and lease losses was $1 billion, or 2.03% of loans, compared to $1.6 billion, or 3.20%, at December 31, 2010. The allowance includes $51 million that was specifically allocated for impaired loans of $388 million at December 31, 2011, compared to $58 million that was allocated for impaired loans of $621 million one year ago. For more information about impaired loans, see Note 5 (“Asset Quality”). At December 31, 2011, the allowance for loan and lease losses was 138.10% of nonperforming loans, compared to 150.19% at December 31, 2010.

We estimate the appropriate level of the allowance for loan and lease losses on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” Briefly, we apply historical loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. For all commercial TDRs, regardless of size, as well as impaired commercial loans having an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. The allowance for loan and lease losses at December 31, 2011, represents our best estimate of the losses inherent in the loan portfolio at that date.

As shown in Figure 35, our allowance for loan and lease losses decreased by $600 million, or 37%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio, which has trended more favorably along with the decrease in loan levels over the past twelve months. Asset quality is improving and has resulted in favorable risk rating migration and a reduction in our general allowance. Our delinquency trends continue to decline while our roll rates keep improving. We attribute this to a more moderate level of economic activity, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio. Our liability for credit losses on lending-related commitments decreased by $28 million to $45 million at December 31, 2011, compared to the same period one year ago. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 2.12% of loans at the end of 2011 compared to 3.35% at the end of 2010. We expect the allowance to decrease as a percent of total loans during 2012 as a result of anticipated improvement in credit quality.

Figure 35. Allocation of the Allowance for Loan and Lease Losses

	2011			2010			2009
December 31, dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$334	33.2%	39.1%	$485	30.2%	32.8%	$796	31.4%	32.7%
Commercial real estate:
Commercial mortgage	272	27.1	16.2	416	25.9	19.0	578	22.8	17.8
Construction	63	6.3	2.7	145	9.1	4.2	418	16.5	8.1
Total commercial real estate loans	335	33.4	18.9	561	35.0	23.2	996	39.3	25.9
Commercial lease financing	78	7.8	12.2	175	10.9	12.9	280	11.1	12.7
Total commercial loans	747	74.4	70.2	1,221	76.1	68.9	2,072	81.8	71.3
Real estate — residential mortgage	37	3.7	3.9	49	3.1	3.7	30	1.2	3.1
Home equity:
Key Community Bank	103	10.2	18.6	120	7.5	19.0	130	5.1	17.1
Other	29	2.9	1.1	57	3.5	1.3	78	3.1	1.4
Total home equity loans	132	13.1	19.7	177	11.0	20.3	208	8.2	18.5
Consumer other — Key Community Bank	41	4.1	2.4	57	3.6	2.3	73	2.9	2.0
Consumer other:
Marine	46	4.6	3.5	89	5.5	4.5	140	5.5	4.7
Other	1	.1	.3	11	.7	.3	11	.4	.4
Total consumer other	47	4.7	3.8	100	6.2	4.8	151	5.9	5.1
Total consumer loans	257	25.6	29.8	383	23.9	31.1	462	18.2	28.7
Total (a)	$1,004	100.0%	100.0%	$1,604	100.0%	100.0%	$2,534	100.0%	100.0%

	2008			2007
	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$572	35.1%	37.4%	$392	32.8%	35.2%
Commercial real estate:
Commercial mortgage	228	14.0	14.9	206	17.2	13.7
Construction	346	21.2	10.6	326	27.3	11.5
Total commercial real estate loans	574	35.2	25.5	532	44.5	25.2
Commercial lease financing	148	9.1	12.4	125	10.5	14.4
Total commercial loans	1,294	79.4	75.3	1,049	87.8	74.8
Real estate — residential mortgage	7	.4	2.6	7	.6	2.3
Home equity:
Key Community Bank	61	3.7	13.9	53	4.3	13.7
Other	69	4.3	1.4	19	1.6	1.8
Total home equity loans	130	8.0	15.3	72	5.9	15.5
Consumer other — Key Community Bank	51	3.2	1.7	31	2.7	1.8
Consumer other:
Marine	132	8.1	4.7	28	2.3	5.1
Other	15	.9	.4	8	.7	.5
Total consumer other	147	9.0	5.1	36	3.0	5.6
Total consumer loans	335	20.6	24.7	146	12.2	25.2
Total (a)	$1,629	100.0%	100.0%	$1,195	100.0%	100.0%

(a)	Excludes allocations of the allowance for loan and lease losses in the amount of $104 million at December 31, 2011, $114 million at December 31, 2010, $157 million at December 31, 2009, $174 million at December 31, 2008, and $5 million at December 31, 2007, related to the discontinued operations of the education lending business.

Our provision for loan and lease losses was a credit of $60 million for 2011, compared to a provision of $638 million for 2010. Our net loan charge-offs for 2011 exceeded the provision for loan and lease losses by $601 million. The decrease in our provision is due to the improving credit quality we have experienced in most of our loan portfolios and the reduction of our outstanding loan balances. Additionally, we continue to work our exit loans, and reduce exposure in our higher-risk businesses including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs. As these outstanding loan balances decrease, so does their required allowance for loan and lease losses and corresponding provision.

Net loan charge-offs

Net loan charge-offs for 2011 totaled $541 million, or 1.11% of average loans from continuing operations. These results compare to net charge-offs of $1.6 billion, or 2.91%, for the same period last year. Figure 36 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 37.

Over the past twelve months, net charge-offs in the commercial loan portfolio decreased by $912 million. Net charge-offs for this line of business declined by $487 million from 2010. As shown in Figure 39, our exit loan portfolio accounted for $115 million, or 21%, of total net loan charge-offs for 2011. Net charge-offs in the exit loan portfolio decreased by $338 million from 2010, primarily driven by a decrease in net charge-offs in the commercial loan portfolios.

Figure 36. Net Loan Charge-offs from Continuing Operations

Year ended December 31, dollars in millions	2011	2010	2009	2008		2007
Commercial, financial and agricultural	$119	$478	$786	$278		$91
Real estate — commercial mortgage	103	330	354	82		10
Real estate — construction	56	336	634	492	(a)	53
Commercial lease financing	17	63	106	63		29
Total commercial loans	295	1,207	1,880	915		183
Home equity — Key Community Bank	89	116	93	40		18
Home equity — Other	41	59	72	46		15
Marine	48	86	119	67		21
Other	68	102	93	63		34
Total consumer loans	246	363	377	216		88
Total net loan charge-offs	$541	$1,570	$2,257	$1,131		$271

Net loan charge-offs to average loans	1.11%	2.91%	3.40%	1.55%		.41%
Net loan charge-offs from discontinued
operations — education lending business	$123	$121	$143	$129		$4

(a)	During the second quarter of 2008, we transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

Figure 37. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, dollars in millions	2011	2010	2009	2008	2007

Average loans outstanding	$48,606	$53,971	$66,386	$72,801	$67,024

Allowance for loan and lease losses at beginning of period	$1,604	$2,534	$1,629	$1,195	$939
Loans charged off:
Commercial, financial and agricultural	169	565	838	332	128
Real estate — commercial mortgage	113	360	356	83	16
Real estate — construction	83	380	643	494	54

Total commercial real estate loans (a), (b)	196	740	999	577	70
Commercial lease financing	42	88	128	83	51

Total commercial loans	407	1,393	1,965	992	249
Real estate — residential mortgage	29	36	20	15	6
Home equity:
Key Community Bank	100	123	97	43	21
Other	45	62	74	47	16

Total home equity loans	145	185	171	90	37
Consumer other — Key Community Bank	45	64	67	44	31
Consumer other:
Marine	80	129	154	85	33
Other	9	15	19	14	9

Total consumer other	89	144	173	99	42

Total consumer loans	308	429	431	248	116

Total loans charged off	715	1,822	2,396	1,240	365
Recoveries:
Commercial, financial and agricultural	50	87	52	54	37
Real estate — commercial mortgage	10	30	2	1	6
Real estate — construction	27	44	9	2	1

Total commercial real estate loans(b)	37	74	11	3	7
Commercial lease financing	25	25	22	20	22

Total commercial loans	112	186	85	77	66
Real estate — residential mortgage	3	2	1	1	1
Home equity:
Key Community Bank	11	7	4	3	3
Other	4	3	2	1	1

Total home equity loans	15	10	6	4	4
Consumer other — Key Community Bank	8	7	7	6	8
Consumer other:
Marine	32	43	35	18	12
Other	4	4	5	3	3

Total consumer other	36	47	40	21	15

Total consumer loans	62	66	54	32	28

Total recoveries	174	252	139	109	94

Net loans charged off	(541)	(1,570)	(2,257)	(1,131)	(271)
Provision (credit) for loan and lease losses	(60)	638	3,159	1,537	525
Allowance related to loans acquired, net	—	—	—	32	—
Foreign currency translation adjustment	1	2	3	(4)	2

Allowance for loan and lease losses at end of year	$1,004	$1,604	$2,534	$1,629	$1,195

Liability for credit losses on lending-related commitments at beginning of the year	$73	$121	$54	$80	$53
Provision (credit) for losses on lending-related commitments	(28)	(48)	67	(26)	28
Charge-offs	—	—	—	—	(1)

Liability for credit losses on lending-related commitments at end of the year (c)	$45	$73	$121	$54	$80

Total allowance for credit losses at end of the year	$1,049	$1,677	$2,655	$1,683	$1,275

Net loan charge-offs to average loans	1.11%	2.91%	3.40%	1.55%	.41
Allowance for loan and lease losses to period-end loans	2.03	3.20	4.31	2.24	1.70
Allowance for credit losses to period-end loans	2.12	3.35	4.52	2.31	1.81
Allowance for loan and lease losses to nonperforming loans	138.10	150.19	115.87	133.42	174.45
Allowance for credit losses to nonperforming loans	144.29	157.02	121.40	137.84	186.13
Discontinued operations — education lending business:
Loans charged off	$138	$129	$147	$131	$5
Recoveries	15	8	4	2	1

Net loan charge-offs	$(123)	$(121)	$(143)	$(129)	$(4)

(a)	During the second quarter of 2008, we transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(b)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 38 shows the composition of our nonperforming assets. These assets totaled $859 million at December 31, 2011, and represented 1.73% of portfolio loans, OREO and other nonperforming assets, compared to $1.3 billion, or 2.66%, at December 31, 2010. See Note 1 under the headings “Nonperforming Loans”, “Impaired Loans” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 38. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
dollars in millions	2011	2010		2009	2008		2007
Commercial, financial and agricultural	$188	$242	(d)	$586	$415		$84

Real estate — commercial mortgage	218	255		614	128		41
Real estate — construction	54	241		641	436		415
Total commercial real estate loans (c)	272	496		1,255	564	(b)	456
Commercial lease financing	27	64		113	81		28
Total commercial loans	487	802		1,954	1,060		568
Real estate — residential mortgage	87	98		73	39		28
Home equity:
Key Community Bank	108	102		107	76		54
Other	12	18		21	15		12
Total home equity loans	120	120		128	91		66
Consumer other — Key Community Bank	1	4		4	3		2
Consumer other:
Marine	31	42		26	26		20
Other	1	2		2	2		1
Total consumer other	32	44		28	28		21
Total consumer loans	240	266		233	161		117
Total nonperforming loans	727	1,068		2,187	1,221		685

Nonperforming loans held for sale	46	106		116	90	(b)	25
OREO	65	129		168	107		19
Other nonperforming assets	21	35		39	42		33

Total nonperforming assets	$859	$1,338		$2,510	$1,460		$762

Accruing loans past due 90 days or more	$164	$239		$331	$413		$215
Accruing loans past due 30 through 89 days	441	476		933	1,230		785
Restructured loans — accruing and nonaccruing (a)	276	297		364	—		—
Restructured loans included in nonperforming loans (a)	191	202		364	—		—
Nonperforming assets from discontinued operations — education lending business	23	40		14	4		2
Nonperforming loans to year-end portfolio loans	1.47%	2.13%		3.72%	1.68%		.97%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	1.73	2.66		4.25	2.00		1.08

(a)	Restructured loans (i.e. troubled debt restructurings) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

(b)	During the second quarter of 2008, we transferred $384 million of commercial real estate loans ($719 million of primarily construction loans, net of $335 million in net charge-offs) from the loan portfolio to held-for-sale status.

(c)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(d)	Included in the commercial, financial and agricultural portfolio is a $67 million middle market past due credit which was resolved in January 2011.

As shown in Figure 38, nonperforming assets decreased during 2011, having declined for the past two years. Most of the reduction came from nonperforming loans, nonperforming loans held for sale and OREO in the Commercial Real Estate line of business. As shown in Figure 39, our exit loan portfolio accounted for $119 million, or 14%, of total nonperforming assets at December 31, 2011, compared to $210 million, or 16%, in 2010.

At December 31, 2011, the carrying amount of our commercial nonperforming loans outstanding represented 62% of their original contractual amount owed, total nonperforming loans outstanding represented 70% of their contractual amount owed and total nonperforming assets represented 65% of their original contractual amount owed. At the same date, OREO represented 41% of its original contractual amount owed, while loans held for sale and other nonperforming assets in the aggregate represented 48% of their contractual amount owed.

At December 31, 2011, our 20 largest nonperforming loans totaled $237 million, representing 33% of total loans on nonperforming status from continuing operations as compared to $306 million representing 29%, respectively in the prior year.

Figure 39 shows the composition of our exit loan portfolio at December 31, 2011 and 2010, the net charge-offs recorded on this portfolio, and the nonperforming status of these loans at these dates. The exit loan portfolio represented 8% of total loans and loans held for sale at December 31, 2011 as compared to 11% at December 31, 2010. Additional information about loan sales is included in the “Loans and loans held for sale” section under “Loan sales.”

Figure 39. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 12-31-11 vs. 12-31-10	Net Loan Charge-offs		Balance on Nonperforming Status
in millions	12-31-11	12-31-10		12-31-11	12-31-10	12-31-11	12-31-10
Residential properties — homebuilder	$41	$113	$(72)	$5	$103	$23	$66
Marine and RV floor plan	81	166	(85)	9	61	45	37
Commercial lease financing (a)	1,669	2,047	(378)	7	133	7	46
Total commercial loans	1,791	2,326	(535)	21	297	75	149
Home equity — Other	535	666	(131)	41	59	12	18
Marine	1,766	2,234	(468)	48	86	31	42
RV and other consumer	125	162	(37)	5	11	1	1
Total consumer loans	2,426	3,062	(636)	94	156	44	61
Total exit loans in loan portfolio	$4,217	$5,388	$(1,171)	$115	$453	$119	$210

Discontinued operations — education lending business (not included in exit loans above)(b)	$5,812	$6,466	$(654)	$123	$121	$23	$39

(a)	Includes the business aviation, commercial vehicle, office products, construction and industrial leases, and Canadian lease financing portfolios; and all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts.

Figure 40 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2010, total commitments and loans outstanding in this sector have increased by $3.5 billion and $2.9 billion, respectively.

Figure 40. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
December 31, 2011	Total	Loans		Percent of Loans
dollars in millions	Commitments (a)	Outstanding	Amount	Outstanding
Industry classification:
Services	$9,127	$4,532	$22	.5%
Manufacturing	8,323	3,281	27	.8
Public utilities	4,667	1,002	1	.1
Financial services	3,705	1,917	14	.7
Wholesale trade	3,210	1,490	8	.5
Retail trade	2,047	765	4	.5
Mining	1,617	615	3	.5
Property management	1,363	798	15	1.9
Dealer floor plan	1,340	902	29	3.2
Transportation	1,188	774	29	3.7
Building contractors	1,124	433	19	4.4
Agriculture/forestry/fishing	960	579	16	2.8
Public administration	490	278	—	—
Insurance	439	101	—	—
Communications	347	209	—	—
Individuals	3	2	—	—
Other	1,863	1,700	1	.1
Total	$41,813	$19,378	$188	1.0%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.

The types of activity that caused the change in our nonperforming loans during 2011 and 2010 are summarized in Figure 41. Loans placed on non-accrual declined nearly $1.4 billion during 2011 as compared to 2010, as market liquidity continued to improve.

Figure 41. Summary of Changes in Nonperforming Loans from Continuing Operations

		2011 Quarters
in millions	2011	Fourth	Third	Second	First	2010
Balance at beginning of period	$1,068	$788	$842	$885	$1,068	$2,187
Loans placed on nonaccrual status	1,267	230	292	410	335	2,663
Charge-offs	(715)	(149)	(157)	(177)	(232)	(1,822)
Loans sold	(129)	(28)	(16)	(11)	(74)	(405)
Payments	(465)	(70)	(125)	(156)	(114)	(737)
Transfers to OREO	(41)	(12)	(11)	(6)	(12)	(139)
Transfers to nonperforming loans held for sale	(97)	(19)	(24)	(15)	(39)	(345)
Transfers to other nonperforming assets	(9)	(4)	(3)	—	(2)	(49)
Loans returned to accrual status	(152)	(9)	(10)	(88)	(45)	(285)
Balance at end of period	$727	$727	$788	$842	$885	$1,068

The types of activity that caused the change in our nonperforming loans held for sale during 2011 and 2010 are summarized in Figure 42.

Figure 42. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

		2011 Quarters
in millions	2011	Fourth	Third	Second	First	2010
Balance at beginning of period	$106	$42	$42	$86	$106	$116
Transfers in	97	19	24	15	39	418
Net advances / (payments)	(41)	(3)	(5)	(13)	(20)	(60)
Loans sold	(91)	(11)	(5)	(37)	(38)	(280)
Transfers to OREO	(25)	(1)	(19)	(5)	—	(70)
Valuation adjustments	(6)	—	(1)	(4)	(1)	(14)
Loans returned to accrual status / other	6	—	6	—	—	(4)
Balance at end of period	$46	$46	$42	$42	$86	$106

Factors that contributed to the change in our OREO during 2011 and 2010 are summarized in Figure 43. As shown in this figure, the decrease in 2011 was attributable to properties acquired through foreclosure or voluntary transfer from the borrower.

Figure 43. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

		2011 Quarters
in millions	2011	Fourth	Third	Second	First	2010
Balance at beginning of period	$129	$63	$52	$97	$129	$168
Properties acquired — nonperforming loans	66	13	30	11	12	209
Valuation adjustments	(25)	(4)	(3)	(7)	(11)	(68)
Properties sold	(105)	(7)	(16)	(49)	(33)	(180)
Balance at end of period	$65	$65	$63	$52	$97	$129

Operational risk management

Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error or malfeasance, inadequate or failed internal processes and systems, and external events. These events include, among other things, threats to our cybersecurity, as we are reliant upon information systems and the internet to conduct our business activities.

Operational risk also encompasses compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices, and ethical standards. Due to the passage of the Dodd-Frank Act, large financial companies like Key will be subject to heightened prudential standards and regulation due to their systemic importance. This heightened level of regulation will increase our operational risk. We have created work teams to respond to and analyze the new regulatory requirements imposed upon us and that will be promulgated as a result of the enactment of the Dodd-Frank Act. Resulting operational risk losses and/or additional regulatory compliance costs could take the form of explicit charges, increased operational costs, harm to our reputation or forgone opportunities.

We seek to mitigate operational risk through identification and measurement of risk, alignment of business strategies with risk appetite and tolerance, and a system of internal controls and reporting. We continuously strive to strengthen our system of internal controls to improve the oversight of our operational risk and to ensure compliance with laws, rules and regulations. For example, an operational event database tracks the amounts and sources of operational risk and losses. This tracking mechanism helps to identify weaknesses and to highlight the need to take corrective action. We also rely upon software programs designed to assist in the assessment of operational risk and monitoring our control processes. This technology has enhanced the reporting of the effectiveness of our controls to senior management and the Board of Directors.

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

Fourth Quarter Results

Our financial performance for each of the past eight quarters is summarized in Figure 44. Highlights of our results for the fourth quarter of 2011 are summarized below.

Earnings

We had a fourth quarter net income from continuing operations attributable to Key common shareholders of $201 million, or $.21 per common share, compared to a net income from continuing operations attributable to Key common shareholders of $292 million, or $.33 per Common Share, for the fourth quarter of 2010.

The fourth quarter 2011 results were negatively impacted by a $24 million charge resulting from Visa’s late fourth quarter announcement of a planned litigation escrow deposit. In addition, Key recorded a $28 million gain on the sale of Tuition Management Systems during the fourth quarter of 2010. Fourth quarter 2011 net income attributable to Key common shareholders was $194 million compared to net income attributable to Key common shareholders of $279 million for the same quarter one year ago.

On an annualized basis, our return on average total assets from continuing operations for the fourth quarter of 2011 was 1.01%, compared to 1.53% for the fourth quarter of 2010. The annualized return on average common equity from continuing operations was 8.26% for the fourth quarter of 2011, compared to 13.71% for the year-ago quarter.

Net interest income

Our taxable-equivalent net interest income was $563 million for the fourth quarter of 2011, and the net interest margin was 3.13%. These results compare to taxable-equivalent net interest income of $635 million and a net interest margin of 3.31% for the fourth quarter of 2010. The decrease in net interest income is attributable to both a decline in earning assets and the net interest margin. The net interest margin has been under pressure as a result of the continuation of the low rate environment contracting the spread between lending rates and funding costs.

Noninterest income

Our noninterest income was $414 million for the fourth quarter of 2011, compared to $526 million for the year-ago quarter. Investment banking and capital markets income decreased $39 million compared to the same period one year ago, which includes a $24 million charge resulting from Visa’s late fourth quarter announcement of a planned increase to its litigation escrow deposit. Other income also decreased from the year-ago quarter due to a $28 million gain from the sale of Tuition Management Systems in the fourth quarter of 2010. Also contributing to the decline in noninterest income were decreases in operating lease income of $17 million and net securities gains (losses) of $12 million. Electronic banking fees also declined $13 million as a result of new government pricing controls on debit transactions which were effective October 1, 2011.

Noninterest expense

Our noninterest expense was $717 million for the fourth quarter of 2011, compared to $744 million for the same period last year. The improvement in expense levels resulted from declines of $20 million in FDIC deposit insurance premiums, $10 million in operating lease expense and reductions across several other expense categories. These decreases were partially offset by a $21 million increase in employee benefits expense due to higher medical claims expense compared to the year ago quarter when Key recorded a reduced amount due to favorable experience. In addition, the fourth quarter reflected a credit of $11 million in the provision (credit) for losses on lending-related commitments compared to a credit of $26 million in the same period one year ago.

Provision for loan and lease losses

Our provision for loan and lease losses was a credit of $22 million for the fourth quarter of 2011, compared to a credit of $97 million for the year-ago quarter and a charge of $10 million for the third quarter of 2011. Key’s allowance for loan and lease losses was $1 billion, or 2.03% of total period-end loans, at December 31, 2011, compared to 2.35% at September 30, 2011, and 3.20% at December 31, 2010.

Net loan charge-offs for the quarter totaled $105 million, or .86% of average loans. These results compare to $256 million, or 2.00%, for the same period last year and $109 million, or .90%, for the previous quarter. Net loan charge-offs have declined for the last eight consecutive quarters and were less than one percent of average loans for the second consecutive quarter.

Income taxes

For the fourth quarter of 2011, we recorded a tax provision from continuing operations of $69 million compared to a tax provision of $172 million for the fourth quarter of 2010. The effective tax rate for the fourth quarter of 2011 was 25.2% compared with 33.7% for the same quarter one year prior. For the fourth quarter of 2011, the tax rate was lower due to lower pre-tax income and slightly higher tax credits earned during the period. During the fourth quarter of 2010, we recorded domestic deferred income tax expense of $32 million as a result of our change in assertion as to indefinitely reinvesting in non-US subsidiaries.

Figure 44. Selected Quarterly Financial Data

	2011 Quarters				2010 Quarters
dollars in millions, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$698	$705	$726	$760	$811	$844	$861	$892
Interest expense	141	156	162	163	182	204	244	267
Net interest income	557	549	564	597	629	640	617	625
Provision (credit) for loan and lease losses	(22)	10	(8)	(40)	(97)	94	228	413
Noninterest income	414	483	454	457	526	486	492	450
Noninterest expense	717	692	680	701	744	736	769	785
Income (loss) from continuing operations before income taxes	276	330	346	393	508	296	112	(123)
Income (loss) from continuing operations attributable to Key	207	234	249	274	333	204	97	(57)
Income (loss) from discontinued operations, net of taxes(b)	(7)	(17)	(9)	(11)	(13)	15	(27)	2
Net income (loss) attributable to Key	200	217	240	263	320	219	70	(55)

Income (loss) from continuing operations attributable to Key common shareholders	201	229	243	184	292	163	56	(98)
Income (loss) from discontinued operations, net of taxes(b)	(7)	(17)	(9)	(11)	(13)	15	(27)	2
Net income (loss) attributable to Key common shareholders	194	212	234	173	279	178	29	(96)
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.24	$.26	$.21	$.33	$.19	$.06	$(.11)
Income (loss) from discontinued operations, net of taxes(b)	(.01)	(.02)	(.01)	(.01)	(.02)	.02	(.03)	—
Net income (loss) attributable to Key common shareholders	.20	.22	.25	.20	.32	.20	.03	(.11)

Income (loss) from continuing operations attributable to Key common
shareholders — assuming dilution	.21	.24	.26	.21	.33	.19	.06	(.11)
Income (loss) from discontinued operations, net of taxes — assuming dilution(b)	(.01)	(.02)	(.01)	(.01)	(.02)	.02	(.03)	—
Net income (loss) attributable to Key common shareholders — assuming dilution	.20	.22	.25	.19	.32	.20	.03	(.11)

Cash dividends paid	.03	.03	.03	.01	.01	.01	.01	.01
Book value at period end	10.09	10.09	9.88	9.58	9.52	9.54	9.19	9.01
Tangible book value at period end	9.11	9.10	8.90	8.59	8.45	8.46	8.10	7.91
Market price:
High	7.89	8.48	9.10	9.77	8.76	8.91	9.84	8.19
Low	5.59	5.63	7.82	8.31	7.45	7.13	7.17	5.55
Close	7.69	5.93	8.33	8.88	8.85	7.96	7.69	7.75
Weighted-average common shares outstanding (000)	948,658	948,702	947,565	881,894	875,501	874,433	874,664	874,386
Weighted-average common shares and potential common shares outstanding (000)	951,684	950,686	952,133	887,836	900,263	874,433	874,664	874,386
AT PERIOD END
Loans	$49,575	$48,195	$47,840	$48,552	$50,107	$51,354	$53,334	$55,913
Earning assets	73,729	74,167	73,447	74,593	76,211	77,681	78,238	79,948
Total assets	88,785	89,262	88,782	90,438	91,843	94,043	94,167	95,303
Deposits	61,956	61,032	60,410	60,810	60,610	61,418	62,375	65,149
Long-term debt	9,520	10,717	10,997	11,048	10,592	11,443	10,451	11,177
Key common shareholders’ equity	9,614	9,610	9,428	9,134	8,380	8,401	8,091	7,916
Key shareholders’ equity	9,905	9,901	9,719	9,425	11,117	11,134	10,820	10,641
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.01%	1.14%	1.23%	1.32%	1.53%	.93%	.44%	(.26)%
Return on average common equity	8.26	9.52	10.51	8.75	13.71	7.82	2.84	(4.95)
Net interest margin (TE)	3.13	3.09	3.19	3.25	3.31	3.35	3.17	3.19
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.91%	.98%	1.10%	1.18%	1.36%	.93%	.30%	(.23)%
Return on average common equity	7.97	8.82	10.12	8.23	13.10	8.54	1.47	(4.85)
Net interest margin (TE)	3.04	3.02	3.11	3.16	3.22	3.26	3.12	3.13
Loan to deposit(c)	87.00	85.71	86.10	90.76	90.30	91.80	93.43	93.44
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.16%	11.09%	10.95%	10.42%	12.10%	11.84%	11.49%	11.17%
Tangible Key shareholders’ equity to tangible assets	10.21	10.15	10.00	9.48	11.20	10.93	10.58	10.26
Tangible common equity to tangible assets(a)	9.88	9.82	9.67	9.16	8.19	8.00	7.65	7.37
Tier 1 common equity	11.26	11.28	11.14	10.74	9.34	8.61	8.07	7.51
Tier 1 risk-based capital	12.99	13.49	13.93	13.48	15.16	14.30	13.62	12.92
Total risk-based capital	16.51	17.05	17.88	17.38	19.12	18.22	17.80	17.07
Leverage	11.79	11.93	12.13	11.56	13.02	12.53	12.09	11.60
TRUST AND BROKERAGE ASSETS
Assets under management	$51,732	$51,584	$59,253	$61,518	$59,815	$59,718	$58,862	$66,186
Nonmanaged and brokerage assets	30,639	28,007	29,472	29,024	28,069	26,913	27,189	27,809
OTHER DATA
Average full-time-equivalent employees	15,381	15,490	15,349	15,301	15,424	15,584	15,665	15,772
Branches	1,058	1,063	1,048	1,040	1,033	1,029	1,019	1,014

(a)	See Figure 4 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures to “tangible common equity” and “Tier 1 common equity.” The table reconciles the GAAP performance to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(b)	In September 2009, we made the decision to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we made the decision to wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base.

(c)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Critical accounting policies and estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical; not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) should be reviewed for a greater understanding of how we record and report our financial performance.

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

As described below, we rely heavily on the use of judgment, assumptions and estimates to make a number of core decisions. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.

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

For all commercial troubled debt restructurings, regardless of size, as well as all other impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss and assign a specific allowance to the loan if deemed appropriate. For example, a specific allowance may be assigned — even when sources of repayment appear sufficient — if we remain uncertain that an impaired loan will be repaid in full.

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

In addition to adjusting the allowance for loan and lease losses to reflect market conditions, we also may adjust the allowance because of unique events that are likely to cause actual losses to vary abruptly and significantly from expected losses. For example, class action lawsuits brought against an industry segment (e.g., one that used asbestos in its product) can cause a precipitous deterioration in the risk profile of borrowers doing business in that segment. Conversely, the dismissal of such lawsuits can improve the risk profile. In either case, historical loss rates for that industry segment would not have provided a precise basis for determining the appropriate level of allowance.

Even minor changes in the level of estimated losses can significantly affect management’s determination of the appropriate level of allowance because those changes must be applied across a large portfolio. To illustrate, an increase in estimated losses equal to one-tenth of one percent of our consumer loan portfolio as of December 31, 2011, would indicate the need for a $15 million increase in the level of the allowance. The same level of increase in estimated losses for the commercial loan portfolio would result in a $35 million increase in the allowance. Such adjustments to the allowance for loan and lease losses can materially affect financial results. Following the above examples, a $15 million increase in the consumer loan portfolio allowance would have reduced our earnings on an after-tax basis by approximately $9 million, or $.01 per share; a $35 million increase in the commercial loan portfolio allowance would have reduced earnings on an after-tax basis by approximately $22 million, or $.02 per share.

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

Valuation methodologies

We follow the applicable accounting guidance for fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using internally developed models, which are based on third-party data as well as our judgment, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant market available inputs. We describe our application of this accounting guidance, the process used to determine fair values and the fair value hierarchy in Note 1 under the heading “Fair Value Measurements” and in Note 6 (“Fair Value Measurements”).

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

At December 31, 2011, $18.7 billion, or 21%, of our total assets were measured at fair value on a recurring basis. Substantially all of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At December 31, 2011, $1.7 billion, or 2%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

At December 31, 2011, $208 million, or .2%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 9% of these assets were classified as Level 1 or Level 2. At December 31, 2011, there were no liabilities measured at fair value on a nonrecurring basis.

A discussion of the valuation methodology applied to our loans held for sale is included in Note 1 under the heading “Loans Held for Sale.”

Our principal investments include direct and indirect investments, predominantly in privately-held companies. The fair values of these investments are determined by considering a number of factors, including the target company’s financial condition and results of operations, values of public companies in comparable businesses, market liquidity, and the nature and duration of resale restrictions. The fair value of principal investments was $709 million at December 31, 2011. A 10% positive or negative variance in that fair value would have increased or decreased our 2011 earnings by approximately $71 million ($45 million after tax, or $.05 per share).

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

The second step of impairment testing is necessary only if the carrying amount of either reporting unit exceeds its fair value, suggesting goodwill impairment. In such a case, we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. Due to the economic uncertainty experienced since 2007, we have conducted quarterly reviews of the applicable goodwill impairment indicators and evaluated the carrying amount of our goodwill, as necessary. At December 31, 2011, the Key Community Bank reporting unit had $917 million in goodwill, while the Key Corporate Bank reporting unit had no recorded goodwill.

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

When potential asset impairment is identified, we must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) to apply the appropriate accounting treatment. For example, unrealized losses on securities available for sale that are deemed temporary are recorded in shareholders’ equity; those deemed “other-than-temporary” are recorded in either earnings or shareholders’ equity based on certain factors. Additional information regarding temporary and other-than-temporary impairment on securities available for sale at December 31, 2011, is provided in Note 7 (“Securities”).

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

Contingent liabilities, guarantees and income taxes

Note 16 (“Commitments, Contingent Liabilities and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee, but there is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 16 for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2011.

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

Additionally, we conduct quarterly assessments that determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies and projected future reversals of deferred tax items. These assessments are subjective and may change. Based on these criteria, and in particular our projections for future taxable income, we currently believe that it is more-likely-than-not that we will realize our net deferred tax asset in future periods. However, if our assessments prove incorrect, it could have a material adverse effect on our results of operations in the period in which they occur. For further information on our accounting for income taxes, see Note 12 (“Income Taxes”).

During 2011, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 45.

Figure 45. European Sovereign and Non-sovereign Debt Exposures

Year ended December 31, 2011 in millions	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$1	$1
Non-sovereign non-financial institutions	$78	—	78
Total	78	1	79
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	3	3
Non-sovereign non-financial institutions	447	—	447
Total	447	3	450
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	8	—	8
Total	8	—	8
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	46	—	46
Total	46	—	46
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	262	—	262
Total	262	—	262
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	53	—	53
Total	53	—	53
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	4	4
Non-sovereign non-financial institutions	147	—	147
Total	147	4	151
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	3	3
Non-sovereign non-financial institutions	231	—	231
Total	231	3	234
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	70	—	70
Total	70	—	70
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	11	11
Non-sovereign non-financial institutions	1,342	—	1,342
Total	1,342	11	1,353

(a)	This represents our outstanding leases.

(b)	These represent contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)	Other Europe consists of the following countries: Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slvoakia, Slovenia, Sweden, and Ukraine. Over 85% of our exposure in other Europe is in Belgium, Finland and Sweden.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Risk Management — Market risk management” in the MD&A beginning on page 80 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial performance for each of the past eight quarters is summarized in Figure 44 contained in the “Fourth Quarter Results” section in the MD&A.

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

Management’s Assessment of Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2011. Our independent registered public accounting firm has issued an attestation report, dated February 27, 2012, on our internal control over financial reporting, which is included in this annual report.

Beth E. Mooney

Chairman, Chief Executive Officer and President

Jeffrey B. Weeden

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

Shareholders and Board of Directors

KeyCorp

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KeyCorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KeyCorp as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

February 27, 2012

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

KeyCorp

We have audited the accompanying consolidated balance sheets of KeyCorp and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of KeyCorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeyCorp and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KeyCorp’s internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

February 27, 2012

Consolidated Balance Sheets

December 31,
in millions, except per share data	2011	2010

ASSETS
Cash and due from banks	$694	$278
Short-term investments	3,519	1,344
Trading account assets	623	985
Securities available for sale	16,012	21,933
Held-to-maturity securities (fair value: $2,133 and $17)	2,109	17
Other investments	1,163	1,358
Loans, net of unearned income of $1,388 and $1,572	49,575	50,107
Less: Allowance for loan and lease losses	1,004	1,604

Net loans	48,571	48,503
Loans held for sale	728	467
Premises and equipment	944	908
Operating lease assets	350	509
Goodwill	917	917
Other intangible assets	17	21
Corporate-owned life insurance	3,256	3,167
Derivative assets	945	1,006
Accrued income and other assets (including $82 of consolidated
LIHTC guaranteed funds VIEs, see Note 11)(a)	3,077	3,876
Discontinued assets (including $2,761 of consolidated education loan securitization trust VIEs at fair value, see Note 11)(a)	5,860	6,554

Total assets	$88,785	$91,843

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$27,954	$27,066
Savings deposits	1,962	1,879
Certificates of deposit ($100,000 or more)	4,111	5,862
Other time deposits	6,243	8,245

Total interest-bearing	40,270	43,052
Noninterest-bearing	21,098	16,653
Deposits in foreign office — interest-bearing	588	905

Total deposits	61,956	60,610
Federal funds purchased and securities sold under repurchase agreements	1,711	2,045
Bank notes and other short-term borrowings	337	1,151
Derivative liabilities	1,026	1,142
Accrued expense and other liabilities	1,763	1,931
Long-term debt	9,520	10,592
Discontinued liabilities (including $2,549 of consolidated education loan securitization trust VIEs at fair value, see Note 11)(a)	2,550	2,998

Total liabilities	78,863	80,469

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839 and 2,904,839 shares	291	291
Fixed-Rate Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation preference; authorized and issued 25,000 shares	—	2,446
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905 and 946,348,435 shares	1,017	946
Common stock warrant	—	87
Capital surplus	4,194	3,711
Retained earnings	6,246	5,557
Treasury stock, at cost (63,962,113 and 65,740,726 shares)	(1,815)	(1,904)
Accumulated other comprehensive income (loss)	(28)	(17)

Key shareholders’ equity	9,905	11,117
Noncontrolling interests	17	257

Total equity	9,922	11,374

Total liabilities and equity	$88,785	$91,843

(a)	The assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Year ended December 31,
dollars in millions, except per share amounts	2011	2010	2009

INTEREST INCOME
Loans	$2,206	$2,653	$3,194
Loans held for sale	14	17	29
Securities available for sale	583	644	460
Held-to-maturity securities	12	2	2
Trading account assets	26	37	47
Short-term investments	6	6	12
Other investments	42	49	51

Total interest income	2,889	3,408	3,795

INTEREST EXPENSE
Deposits	390	671	1,119
Federal funds purchased and securities sold under repurchase agreements	5	6	5
Bank notes and other short-term borrowings	11	14	16
Long-term debt	216	206	275

Total interest expense	622	897	1,415

NET INTEREST INCOME	2,267	2,511	2,380
Provision (credit) for loan and lease losses	(60)	638	3,159

Net interest income (expense) after provision for loan and lease losses	2,327	1,873	(779)

NONINTEREST INCOME
Trust and investment services income	434	444	459
Service charges on deposit accounts	281	301	330
Operating lease income	122	173	227
Letter of credit and loan fees	213	194	180
Corporate-owned life insurance income	121	137	114
Net securities gains (losses)(a)	1	14	113
Electronic banking fees	114	117	105
Gains on leased equipment	25	20	99
Insurance income	53	64	68
Net gains (losses) from loan sales	75	76	(1)
Net gains (losses) from principal investing	78	66	(4)
Investment banking and capital markets income (loss)	134	145	(42)
Gain from sale/redemption of Visa Inc. shares	—	—	105
Gain related to exchange of common shares for capital securities	—	—	78
Other income	157	203	204

Total noninterest income	1,808	1,954	2,035

NONINTEREST EXPENSE
Personnel	1,520	1,471	1,514
Net occupancy	258	270	259
Operating lease expense	94	142	195
Computer processing	166	185	192
Business services and professional fees	186	176	184
FDIC assessment	52	124	177
OREO expense, net	13	68	97
Equipment	103	100	96
Marketing	60	72	72
Provision (credit) for losses on lending-related commitments	(28)	(48)	67
Intangible asset impairment	—	—	241
Other expense	366	474	460

Total noninterest expense	2,790	3,034	3,554

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,345	793	(2,298)
Income taxes	369	186	(1,035)

INCOME (LOSS) FROM CONTINUING OPERATIONS	976	607	(1,263)
Income (loss) from discontinued operations, net of taxes of ($26), ($14) and ($28) (see Note 13)	(44)	(23)	(48)

NET INCOME (LOSS)	932	584	(1,311)
Less: Net income (loss) attributable to noncontrolling interests	12	30	24

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$920	$554	$(1,335)

Income (loss) from continuing operations attributable to Key common shareholders	$857	$413	$(1,581)
Net income (loss) attributable to Key common shareholders	813	390	(1,629)
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.92	$.47	$(2.27)
Income (loss) from discontinued operations, net of taxes	(.05)	(.03)	(.07)
Net income (loss) attributable to Key common shareholders (c)	.87	.45	(2.34)

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.92	$.47	$(2.27)
Income (loss) from discontinued operations, net of taxes	(.05)	(.03)	(.07)
Net income (loss) attributable to Key common shareholders (c)	.87	.44	(2.34)
Cash dividends declared per common share	$.10	$.04	$.0925
Weighted-average common shares outstanding (000) (b)	931,934	874,748	697,155
Weighted-average common shares and potential common shares outstanding (000)	935,801	878,153	697,155

(a)	Key did not have impairment losses related to securities recognized in earnings in 2011 and 2010. Impairment losses and the portion of those losses recorded in equity as a component of AOCI on the balance sheet totaled $11 million and $3 million, respectively, for 2009.

(b)	Assumes conversion of stock options and/or Preferred Series A, as applicable.

(c)	EPS may not foot due to rounding.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Common Stock Warrant	Capital Surplus	Retained Earnings		Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)

BALANCE AT DECEMBER 31, 2008	6,600	495,002	$3,072	$584	$87	$2,553	$6,727		$ (2,608)	$65	$201
Net income (loss)							(1,335)				24	$(1,311)
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available
for sale, net of income taxes of ($5)										(1)		(1)
Net unrealized gains (losses) on derivative financial instruments,
net of income taxes of ($77)										(124)		(124)
Net unrealized gains (losses) on common investments held in employee welfare benefits trust, net of income taxes										1		1
Net contribution to noncontrolling interests											45	45
Foreign currency translation adjustments										45		45
Net pension and postretirement benefit costs, net of income taxes										11		11

Total comprehensive income (loss)												$(1,334)

Deferred compensation						15
Cash dividends declared on common shares ($.0925 per share)							(54)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($7.75 per share)							(34)
Cash dividends accrued on Cumulative Series B
Preferred Stock (5% per annum)							(125)
Amortization of discount on Series B Preferred Stock			16				(16)
Common shares issued		205,439		205		781
Common shares exchanged for Series A Preferred Stock	(3,670)	46,602	(367)	29		(167)	(5)		508
Common shares exchanged for capital securities		127,616		128		634
Common shares reissued for stock options and other
employee benefit plans		3,876				(82)			120

BALANCE AT DECEMBER 31, 2009	2,930	878,535	$2,721	$946	$87	$3,734	$5,158		$(1,980)	$(3)	$270
Cumulative effect adjustment to beginning balance of Retained Earnings							45	(a)
Net income (loss)							554				30	$584
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available
for sale, net of income taxes of $69										116		116
Net unrealized gains (losses) on derivative financial instruments,
net of income taxes of ($63)										(106)		(106)
Net distribution from noncontrolling interests											(43)	(43)
Foreign currency translation adjustments										4		4
Net pension and postretirement benefit costs, net of income taxes										(28)		(28)

Total comprehensive income (loss)												$527 (a)

Deferred compensation						19
Cash dividends declared on common shares ($.04 per share)							(36)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($7.75 per share)							(23)
Cash dividends accrued on Cumulative Series B
Preferred Stock (5% per annum)							(125)
Amortization of discount on Series B Preferred Stock			16				(16)
Common shares reissued for stock options and other
employee benefit plans		2,073				(42)			76

BALANCE AT DECEMBER 31, 2010	2,930	880,608	$2,737	$946	$87	$3,711	$5,557		$(1,904)	$(17)	$257
Correction of an error in cumulative effect adjustment							(30	)(b)
Net income (loss)							920				12	$932
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available
for sale, net of income taxes of $46										77		77
Net unrealized gains (losses) on derivative financial instruments,
net of income taxes of ($6)										(10)		(10)
Net distribution from noncontrolling interests											(252)	(252)
Foreign currency translation adjustments										(4)		(4)
Net pension and postretirement benefit costs, net of income taxes										(74)		(74)

Total comprehensive income (loss)												$669

Deferred compensation						(2)
Cash dividends declared on common shares ($.10 per share)							(94)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($7.75 per share)							(23)
Cash dividends accrued on Cumulative Series B
Preferred Stock (5% per annum)							(31)
Series B Preferred Stock - TARP redemption	(25)		(2,451)				(49)
Repurchase of common stock warrant					(87)	17
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares issuance		70,621		71		533
Common shares reissued for stock options and other employee benefit plans		1,779				(65)			89
Other			1

BALANCE AT DECEMBER 31, 2011	2,905	953,008	$291	$1,017	—	$4,194	$6,246		$(1,815)	$(28)	$17

(a)	The $45 million cumulative effect adjustment on January 1, 2010 was erroneously shown as a component of Comprehensive Income (Loss) and has been removed for financial reporting presentation. Therefore, Total Comprehensive Income (Loss) was previously shown as $572 million and has now been reflected at $527 million for financial reporting presentation purposes.

(b)	Corrects the cumulative effect adjustment made to beginning retained earnings on January 1, 2010 related to the consolidation of the student loan securitization trusts in discontinued operations. See Note 13 (“Acquisition, Divestiture and Discontinued Operations”) for more information.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year ended December 31,
in millions	2011	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$932	$584	$(1,311)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	(60)	638	3,159
Depreciation and amortization expense	270	330	389
FDIC (payments) net of FDIC expense	46	105	(466)
Deferred income taxes (benefit)	(310)	80	(878)
Net losses (gains) and writedown on OREO	9	60	86
Expense (income) on trading credit default swaps	41	23	37
Provision (credit) for losses on LIHTC guaranteed funds	(5)	8	17
Provision (credit) for customer derivative losses	(21)	4	40
Net losses (gains) from loan sales	(75)	(76)	1
Net losses (gains) from principal investing	(78)	(66)	4
Provision (credit) for losses on lending-related commitments	(28)	(48)	67
Losses (gains) on leased equipment	(25)	(20)	(99)
Net securities losses (gains)	(1)	(14)	(113)
Gain from sale/redemption of Visa Inc. shares	—	—	(105)
Gain related to exchange of common shares for capital securities	—	—	(78)
Gain from sale of Key’s claim associated with the Lehman Brothers’ bankruptcy	—	—	(32)
Intangible assets impairment	—	—	241
Net decrease (increase) in loans held for sale excluding loan transfers from continuing operations	(163)	383	295
Net decrease (increase) in trading account assets	362	224	71
Other operating activities, net	996	509	995

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,890	2,724	2,320
INVESTING ACTIVITIES
Proceeds from sale/redemption of Visa Inc. shares	—	—	105
Net decrease (increase) in short-term investments	(2,175)	399	3,478
Purchases of securities available for sale	(624)	(9,914)	(15,501)
Proceeds from sales of securities available for sale	1,667	142	2,970
Proceeds from prepayments and maturities of securities available for sale	5,000	4,685	4,275
Purchases of held-to-maturity securities	(2,175)	(2)	(6)
Proceeds from prepayments and maturities of held-to-maturity securities	83	6	7
Purchases of other investments	(138)	(190)	(177)
Proceeds from sales of other investments	90	216	41
Proceeds from prepayments and maturities of other investments	111	133	70
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(303)	5,850	11,066
Proceeds from loan sales	143	620	380
Purchases of premises and equipment	(158)	(156)	(229)
Proceeds from sales of premises and equipment	1	3	16
Proceeds from sales of other real estate owned	120	182	114

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,642	1,974	6,609
FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,346	(4,961)	444
Net increase (decrease) in short-term borrowings	(1,148)	1,114	(7,952)
Net proceeds from issuance of long-term debt	1,031	797	763
Payments on long-term debt	(2,215)	(1,657)	(3,726)
Net proceeds from issuance of common shares and preferred stock	604	—	986
Series B Preferred Stock—TARP redemption	(2,500)	—	—
Repurchase of common stock warrant	(70)	—	—
Tax benefits over (under) recognized compensation cost for stock-based awards	—	—	(5)
Cash dividends paid	(164)	(184)	(213)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,116)	(4,891)	(9,703)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	416	(193)	(774)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	278	471	1,245

CASH AND DUE FROM BANKS AT END OF YEAR	$694	$278	$471

Additional disclosures relative to cash flows:
Interest paid	$605	$879	$1,489
Income taxes paid (refunded)	(305)	(164)	(121)
Noncash items:
Loans transferred to portfolio from held for sale	—	—	$199
Loans transferred to held for sale from portfolio	$98	$407	311
Loans transferred to other real estate owned	49	210	264

See Notes to Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

As used in these Notes, terms such as “Key,” “we,” “our,” “us” refer to the consolidated entity consisting of KeyCorp and its subsidiaries. KeyCorp refers solely to the parent holding company, and KeyBank refers to KeyCorp’s subsidiary, KeyBank National Association.

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements as well as in the Management’s Discussion & Analysis of Financial Condition & Results of Operations. You may find it helpful to refer back to this page as you read this report.

ABO: Accumulated benefit obligation.

AICPA: American Institute of Certified Public Accountants.

ALCO: Asset/Liability Management Committee. ALLL: Allowance for loan and lease losses.

A/LM: Asset/liability management.

AOCI: Accumulated other comprehensive income (loss).

APBO: Accumulated postretirement benefit obligation.

Austin: Austin Capital Management, Ltd.

BHCs: Bank holding companies.

CCAR: Comprehensive Capital Analysis and Review CMO: Collateralized mortgage obligation.

Common Shares: Common Shares, $1 par value.

CPP: Capital Purchase Program of the U.S. Treasury. DIF: Deposit Insurance Fund.

Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

ERISA: Employee Retirement Income Security Act of 1974.

ERM: Enterprise risk management.

EVE: Economic value of equity.

FASB: Financial Accounting Standards Board.

FDIC: Federal Deposit Insurance Corporation.

Federal Reserve: Board of Governors of the Federal Reserve System.

FHLMC: Federal Home Loan Mortgage Corporation. FNMA: Federal National Mortgage Association.

FVA: Fair Value of pension plan assets.

GAAP: U.S. generally accepted accounting principles. GNMA: Government National Mortgage Association. IRS: Internal Revenue Service.

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

PBO: Projected Benefit Obligation.

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

TARP: Troubled Asset Relief Program.

TDR: Troubled debt restructuring.

TE: Taxable equivalent.

TLGP: Temporary Liquidity Guarantee Program of the FDIC.

U.S. Treasury: United States Department of the Treasury.

VAR: Value at risk.

VEBA: Voluntary Employee Beneficiary Association. VIE: Variable interest entity.

XBRL: eXtensible Business Reporting Language.

Organization

We are one of the nation’s largest bank-based financial services companies, with consolidated total assets of $89 billion at December 31, 2011. Through KeyBank and other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, and investment banking products and services to individual, corporate and institutional clients. As of December 31, 2011, KeyBank operated 1,058 full service retail banking branches in 14 states, a telephone banking call center services group and 1,579 automated teller machines in 15 states. Additional information pertaining to Key Community Bank and Key Corporate Bank, our two business segments, is included in Note 21 (“Line of Business Results”).

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

Effective January 1, 2010, we prospectively adopted new accounting guidance that changes the way we account for securitizations and SPEs by eliminating the concept of a QSPE and changing the requirements for derecognition of financial assets. In adopting this guidance, we had to analyze our existing QSPEs for possible consolidation. As a result, we consolidated our education loan securitization trusts and made a corresponding $45 million cumulative effect adjustment. That consolidation added $2.8 billion in discontinued assets, and the same amount of liabilities and equity to our balance sheet; loans constituted $2.6 billion of the assets. During the third quarter of 2011, we determined that the previous $45 million adjustment was incorrect. Further information regarding this error and its correction is provided in Note 13 (“Acquisition, Divestiture and Discontinued Operations”). For additional information related to the consolidation of our education loan securitization trusts, see Note 11 and Note 13.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.

Business Combinations

We account for our business combinations using the acquisition method of accounting. Under this accounting method, the acquired company’s net assets are recorded at fair value at the date of acquisition, and the results of operations of the acquired company are combined with Key’s results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price and the fair value of the net assets acquired (including-intangible assets with finite lives) is recorded as goodwill. Our accounting policy for intangible assets is summarized in this note under the heading “Goodwill and Other Intangible Assets.”

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

Securities

Securities available for sale.   These are securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method are included in “net securities gains (losses)” on the income statement. Unrealized losses on debt securities deemed “other-than-temporary” are included in “net securities gains (losses)” on the income statement or in AOCI in accordance with the applicable accounting guidance, as further described under the heading “Other-than-Temporary Impairment” in this note and in Note 7 (“Securities”).

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

Other Investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 61% and 66% of other investments at December 31, 2011 and 2010, respectively. They include both direct investments (investments made in a particular company), and indirect investments (investments made through funds that include other investors). Principal investments predominantly are made in privately-held companies and are carried at fair value ($709 million at December 31, 2011, and $898 million at December 31, 2010). During the first half of 2011, employees who managed our various principal investments formed two independent entities that will serve as investment managers of these investments going forward. Under this arrangement, which was mutually agreeable to both parties, these individuals are no longer employees of Key. As a result of these changes, which were made during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments, totaling $234 million since we no longer have the power to direct the activities that most significantly impact the economic performance of these investment entities. Changes in fair values and realized gains and losses on sales of principal investments are reported as “net gains (losses) from principal investing” on the income statement.

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

Direct financing leases are carried at the aggregate of the lease receivable plus estimated unguaranteed residual values, less unearned income and deferred initial direct fees and costs. Unearned income on direct financing leases is amortized over the lease terms using a method approximating the interest method that produces a constant rate of return. Deferred initial direct fees and costs are amortized over the lease terms as an adjustment to the yield.

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

In accordance with applicable accounting guidance for leases, residual values are reviewed at least annually to determine if an other-than-temporary decline in value has occurred. In the event of such a decline, the residual value is adjusted to its fair value. Impairment charges are included in noninterest expense, while net gains or losses on sales of lease residuals, are included in “other income” on the income statement.

Loans Held for Sale

Our loans held for sale at December 31, 2011 and December 31, 2010 are disclosed in Note 4 (“Loans and Loans Held for Sale”). These loans, which we originated and intend to sell, are carried at the lower of aggregate cost or fair value. Fair value is determined based on available market data for similar assets, expected cash flows, appraisals of underlying collateral or credit quality of the borrower. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off. Subsequent declines in fair value are recognized as a charge to noninterest income. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold.

Nonperforming Loans

Nonperforming loans are loans for which we do not accrue interest income and include commercial and consumer loans, as well as current year TDRs and nonaccruing TDR loans from prior years. Nonperforming loans do not include loans held for sale.

We generally will stop accruing interest on a loan (i.e., designate the loan “nonaccrual”) when the borrower’s payment is 90 days past due for a commercial loan or 120 days past due for a consumer loan, unless the loan is well-secured and in the process of collection. Loans also are placed on nonaccrual status when payment is not past due but we have serious doubts about the borrower’s ability to comply with existing repayment terms. Once a loan is designated nonaccrual (and as a result impaired), the interest accrued but not collected generally is charged against the allowance for loan and lease losses, and payments subsequently received generally are applied to principal. However, if we believe that all principal and interest on a nonaccrual loan ultimately are collectible, interest income may be recognized as received.

Commercial loans generally are charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 day past due. Our charge-off policy for most consumer loans is similar but takes effect when payments are 120 days past due. Home equity and residential mortgage loans generally are charged down to the fair value of the underlying collateral when payment is 180 days past due. Impaired loans and other nonaccrual loans are returned to accrual status if we determine that both principal and interest are collectible. This generally requires a sustained period of timely principal and interest payments.

Impaired Loans

A nonperforming loan is considered to be impaired and assigned a specific reserve when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement.

All commercial TDRs regardless of size and all impaired commercial loans with an outstanding balance greater than $2.5 million are individually evaluated for impairment. Nonperforming loans below the above stated dollar threshold and smaller-balance homogeneous loans (residential mortgage, home equity loans, marine, etc) are aggregated and collectively evaluated for impairment. The amount of the reserve is estimated based on the criteria outlined in the “Allowance for Loan and Lease Losses” section of this note.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents our estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. We establish the amount of this allowance by analyzing the quality of the loan portfolio at least quarterly, and more often if deemed necessary. When developing and documenting our methodology to determine the ALLL, we segregate our loan portfolio between commercial and consumer loans. We believe these portfolio segments represent the most appropriate level for determining our historical loss experience as well as the level at which we monitor credit quality and risk characteristics of the portfolios. Commercial loans, which generally have larger individual balances, comprise a significant portion of our total loan portfolio whereas the consumer portfolio includes smaller balance, homogeneous loans.

We estimate the appropriate level of our allowance for loan and lease losses by applying expected loss rates to existing loans with similar risk characteristics. Expected loss rates for commercial loans are derived from a statistical analysis of our historical default and loss severity experience. The analysis utilizes probability of default and loss given default to assign loan grades using our internal risk rating system. Our expected loss rates are reviewed quarterly and updated as necessary. As of December 31, 2011, the probability of default ratings were based on our default data for the period from January 2008 through September 2011 that encompassed the last downturn period as well as some of our more recent credit experience. Additional adjustment to expected loss rates is based on calculated estimates of the average time period from initial loss indication to the initial loss recorded for an individual loan.

Expected loss rates for consumer loans are derived from a statistical analysis of our historical default and loss severity experience. Consumer loans are analyzed quarterly in homogeneous product type pools that share similar attributes and are assigned an expected loss rate which represents expected losses over the next 12 months. One year is also the estimate of the average time period from initial loss indication to initial loss recorded. Therefore, no further adjustment to the expected loss rate is required.

The ALLL may be adjusted to reflect our current assessment of many qualitative factors which may not be directly measured in the statisitcal analysis of expected loss including:

¿	changes in national and local economic and business conditions;

¿	changes in the experience, ability and depth of our lending management and staff, in lending policies, or in the mix and volume of the loan portfolio;

¿	trends in past due, nonaccrual and other loans; and

¿	external forces, such as competition, legal developments and regulatory guidelines.

For all impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable amount of loss and assign a specific allowance to the loan, if deemed appropriate. All commercial loan TDRs, regardless of size, are evaluated for impairment individually to determine the probable loss content and are assigned a specific loan allowance if deemed appropriate. We estimate the extent of impairment by comparing the carrying amount of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral or the loan’s observable market price. We may assign a specific allowance — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. Consumer loan TDRs are assigned a loss rate that reflects the current assessment of that category of consumer loans to determine the appropriate allowance level.

While quantitative modeling factors such as default probability and expected recovery rates are constantly changing as the financial strength of the borrower and overall economic conditions change, there have been no changes to the accounting policies or methodology we used to estimate the allowance for loan and lease losses.

Liability for Credit Losses on Lending-Related Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. This liability totaled $45 million at December 31, 2011, and $73 million at December 31, 2010. We establish the amount of this allowance by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

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

Effective January 1, 2010, we prospectively adopted new accounting guidance that changes the way we account for securitizations and SPEs by eliminating the concept of a QSPE and changing the requirements for derecognition of financial assets. In adopting this guidance, we had to analyze our existing QSPEs for possible consolidation. As a result, we consolidated our education loan securitization trusts and made a corresponding $45 million cumulative effect adjustment. That consolidation added $2.8 billion in discontinued assets, and the same amount of liabilities and equity to our balance sheet; loans constituted $2.6 billion of the assets. During the third quarter of 2011, we determined that the previous $45 million adjustment was incorrect. Further information regarding this error and its correction is provided in Note 13 (“Acquisition, Divestiture and Discontinued Operations”). For additional information related to the consolidation of our education loan securitization trusts, see Note 11 (“Variable Interest Entities”) and Note 13.

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

Servicing Assets

We service commercial real estate loans. Servicing assets related to all commercial real estate loan servicing totaled $173 million at December 31, 2011, and $196 million at December 31, 2010, and are included in “accrued income and other assets” on the balance sheet.

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

Servicing assets are evaluated quarterly for possible impairment. This process involves classifying the assets based on the types of loans serviced and their associated interest rates, and determining the fair value of each class. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced through a charge to income in the amount of such excess and the establishment of a valuation allowance. Any impairment of servicing assets recorded for the years ended December 31, 2011, 2010 and 2009 was not material in amount. Additional information pertaining to servicing assets is included in Note 9 (“Mortgage Servicing Assets”).

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. We determine depreciation of premises and equipment using the straight-line method over the estimated useful lives of the particular assets. Leasehold improvements are amortized using the straight-line method over the terms of the leases. Accumulated depreciation and amortization on premises and equipment totaled $1.1 billion at December 31, 2011, and $1 billion at December 31, 2010.

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the cost of net assets acquired in a business combination exceeds their fair value. Other intangible assets primarily are the net present value of future economic benefits to be derived from the purchase of core deposits. Other intangible assets are amortized on either an accelerated or straight-line basis over periods ranging from ten to thirty years. Goodwill and other types of intangible assets deemed to have indefinite lives are not amortized.

Relevant accounting guidance provides that goodwill and certain other intangible assets must be subjected to impairment testing at least annually. We perform goodwill impairment testing in the fourth quarter of each year. Our reporting units for purposes of this testing are our two business segments, Key Community Bank and Key Corporate Bank. Because the strength of the economic recovery remained uncertain during 2011, we continued to monitor the impairment indicators for goodwill and other intangible assets, and to evaluate the carrying amount of these assets quarterly.

The first step in goodwill impairment testing is to determine the fair value of each reporting unit. This amount is estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). We perform a sensitivity analysis of the estimated fair value of each reporting unit, as appropriate. If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment may be indicated. In such a case, perform a second step of goodwill impairment testing and we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, the impairment loss represented by this difference is charged to earnings.

Additional information pertaining to goodwill and other intangible assets is included in Note 10 (“Goodwill and Other Intangible Assets”).

Internally Developed Software

We rely on company personnel and independent contractors to plan, develop, install, customize and enhance computer systems applications that support corporate and administrative operations. Software development costs, such as those related to program coding, testing, configuration and installation, are capitalized and included in “accrued income and other assets” on the balance sheet. The resulting asset ($54 million at December 31, 2011, and $52 million at December 31, 2010) is amortized using the straight-line method over its expected useful life (not to exceed five years). Costs incurred during the planning and post-development phases of an internal software project are expensed as incurred.

Software that is no longer used is written off to earnings immediately. When we decide to replace software, amortization of the phased-out software is accelerated to the expected replacement date.

Derivatives

In accordance with applicable accounting guidance, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value.

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

A cash flow hedge is used to minimize the variability of future cash flows that is caused by changes in interest rates or other economic factors. The effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet, and reclassified to earnings in the same period in which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge is included in “other income” on the income statement.

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

Offsetting Derivative Positions

In accordance with the applicable accounting guidance, we take into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. Additional information regarding derivative offsetting is provided in Note 8.

Repurchase agreements

We enter into repurchase and reverse repurchase agreements primarily to acquire securities to cover short positions, to accommodate customers’ financing needs, and to settle other securities obligations. Repurchase and reverse repurchase agreements are accounted for as collateralized financing transactions and recorded on our balance sheet at the amounts at which the securities will be subsequently sold or repurchased. The value of our repurchase and reverse repurchase agreements is based on the valuation of the underlying securities as further described under the “Other assets and liabilities” heading in Note 6 (“Fair Value Measurements”). Additional information regarding these agreements is provided under the “Accounting Guidance Pending Adoption at December 31, 2011” heading of this note.

Noncontrolling Interests

Our Principal Investing unit and the Real Estate Capital and Corporate Banking Services line of business have noncontrolling interests that are accounted for in accordance with the applicable accounting guidance, which allows us to report noncontrolling interests in subsidiaries as a component of equity on the balance sheet. “Net income (loss)” on the income statement includes Key’s revenues, expenses, gains and losses, together with revenues, expenses, gains and losses pertaining to the noncontrolling interests. The portion of net results attributable to the noncontrolling interests is disclosed separately on the face of the income statement to arrive at the “net income (loss) attributable to Key.”

Guarantees

In accordance with the applicable accounting guidance, we recognize liabilities, which are included in “accrued expense and other liabilities” on the balance sheet, for the fair value of our obligations under certain guarantees issued.

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

Fair Value Measurements

We follow the applicable accounting guidance for fair value measurements and disclosures for all applicable financial and nonfinancial assets and liabilities. This guidance defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, and applies only when other guidance requires or permits assets or liabilities to be measured at fair value; the guidance does not expand the use of fair value to any new circumstances.

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

When measuring the fair value of a liability, we assume that the transfer will not affect the associated nonperformance risk. Nonperformance risk is the risk that an obligation will not be satisfied, and encompasses not only our own credit risk (i.e., the risk that we will fail to meet our obligation), but also other risks such as settlement risk (i.e., the risk that upon termination or sale, the contract will not settle). We consider the effect of our own credit risk on the fair value for any period in which fair value is measured.

There are three acceptable techniques for measuring fair value: the market approach, the income approach and the cost approach. The appropriate technique for valuing a particular asset or liability depends on the exit market, the nature of the asset or liability being valued, and how a market participant would value the same asset or liability. Ultimately, selecting the appropriate valuation method requires significant judgment, and applying the valuation technique requires sufficient knowledge and expertise.

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

Typically, assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. However, if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet, assets and liabilities are considered to be fair valued on a nonrecurring basis. This generally occurs when the entity applies accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment.

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

Stock-Based Compensation

Stock-based compensation is measured using the fair value method of accounting; the measured cost is recognized over the period during which the recipient is required to provide service in exchange for the award. We estimate expected forfeitures when stock-based awards are granted and record compensation expense only for awards that are expected to vest.

We recognize compensation cost for stock-based, mandatory deferred incentive compensation awards using the accelerated method of amortization over a period of approximately four years (the current year performance period and a three-year vesting period, which generally starts in the first quarter following the performance period).

Employee stock options typically become exercisable at the rate of 33-1/3% per year or 25% per year for option grants in 2011, beginning one year after the grant date. Options expire no later than ten years after their grant date. We recognize stock-based compensation expense for stock options with graded vesting using an accelerated method of amortization.

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

Accounting Guidance Adopted in 2011

Improving disclosures about fair value measurements.   In January 2010, the FASB issued accounting guidance that requires new disclosures regarding certain aspects of an entity’s fair value measurements and clarifies existing fair value disclosure requirements. Most of these new disclosures were required for interim and annual reporting periods beginning after December 15, 2009 (effective January 1, 2010, for us), but, the disclosures regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements were effective for interim and annual periods beginning after December 15, 2010 (effective January 1, 2011, for us). The required disclosures are provided in Note 6.

Credit quality disclosures.   In July 2010, the FASB issued new accounting guidance that requires additional disclosures about the credit quality of financing receivables (i.e., loans) and the allowance for credit losses. Most of these additional disclosures were required for interim and annual reporting periods ending on or after December 15, 2010 (effective December 31, 2010, for us). Specific items regarding activity that occurred before the issuance of this accounting guidance, such as the allowance rollforward disclosures, were required for periods beginning after December 15, 2010 (January 1, 2011, for us). The required disclosures are provided in Note 5 (“Asset Quality”).

Troubled debt restructurings.   In April 2011, the FASB issued accounting guidance to assist creditors in evaluating whether a modification or restructuring of a loan is a TDR. It clarifies existing guidance on whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. This accounting guidance also requires additional disclosures regarding TDRs. It was effective for the first interim or annual period beginning after June 15, 2011 (effective July 1, 2011, for us) and is applied retrospectively for all modifications and restructurings that have occurred from the beginning of the annual period of adoption (2011 for us). The required disclosures are provided in Note 5. Adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Accounting Guidance Pending Adoption at December 31, 2011

Fair value measurement.   In May 2011, the FASB issued accounting guidance that changes the wording used to describe many of the current accounting requirements for measuring fair value and disclosing information about fair value measurements. This accounting guidance clarifies the FASB’s intent about the application of existing fair value measurement requirements. It is effective for the interim and annual periods beginning on or after December 15, 2011 (effective January 1, 2012, for us), with early adoption prohibited. We do not expect the adoption of this accounting guidance to have a material effect on our financial condition or results of operations.

Presentation of comprehensive income.   In June 2011, the FASB issued new accounting guidance that will require all nonowner changes in shareholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new accounting guidance does not change any of the components that are currently recognized in net income or comprehensive income. It will be effective for public entities for interim and annual periods beginning after December 15, 2011 (effective January 1, 2012, for us). Early adoption is permitted. In December 2011, the FASB deferred the requirement in this accounting guidance that companies present reclassification adjustments for each component of AOCI in both net income and other comprehensive income on the face of the financial statements. In the meantime, companies are required to either present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments in net income. We do not expect the adoption of this accounting guidance to have a material effect on our financial conditions or results of operations.

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

Repurchase agreements.   In April 2011, the FASB issued accounting guidance that changed the accounting for repurchase agreements and other similar arrangements by eliminating the collateral maintenance requirement when assessing effective control in these transactions. As a result of this change more of these transactions may be accounted for as secured borrowings instead of sales. This accounting guidance will be effective for new transactions and transactions that are modified on or after the first interim or annual period beginning after December 15, 2011 (effective January 1, 2012, for us). Early adoption of this guidance is prohibited. We do not expect the adoption of this accounting guidance to have a material effect on our financial condition or results of operations since we do not account for these types of arrangements as sales.

Offsetting disclosures.   In December 2011, the FASB issued new accounting guidance that requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on the entity’s financial position. This new accounting guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods (effective January 1, 2013 for Key).

2. Earnings Per Common Share

Our basic and diluted earnings per Common Share are calculated as follows:

Year ended December 31,
dollars in millions, except per share amounts	2011	2010	2009
EARNINGS
Income (loss) from continuing operations	$976	$607	$(1,263)
Less: Net income (loss) attributable to noncontrolling interests	12	30	24
Income (loss) from continuing operations attributable to Key	964	577	(1,287)
Less: Dividends on Series A Preferred Stock	23	23	39
Noncash deemed dividend — common shares exchanged for Series A Preferred Stock	—	—	114
Cash dividends on Series B Preferred Stock (b)	31	125	125
Amortization of discount on Series B Preferred Stock(b)	53	16	16
Income (loss) from continuing operations attributable to Key common shareholders	857	413	(1,581)
Income (loss) from discontinued operations, net of taxes(a)	(44)	(23)	(48)
Net income (loss) attributable to Key common shareholders	$813	$390	$(1,629)

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	931,934	874,748	697,155
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	3,867	3,405	—
Weighted-average common shares and potential common shares outstanding (000)	935,801	878,153	697,155

EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.92	$.47	$(2.27)
Income (loss) from discontinued operations, net of taxes (a)	(.05)	(.03)	(.07)
Net income (loss) attributable to Key common shareholders(c)	.87	.45	(2.34)

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.92	$.47	$(2.27)
Income (loss) from discontinued operations, net of taxes (a)	(.05)	(.03)	(.07)
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.87	.44	(2.34)

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the year ended December 31, 2011, was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	Includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(c)	EPS may not foot due to rounding.

3. Restrictions on Cash, Dividends and Lending Activities

Federal law requires a depository institution to maintain a prescribed amount of cash or deposit reserve balances with its Federal Reserve Bank. KeyBank maintained average reserve balances aggregating $240 million in 2011 to fulfill these requirements.

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

During 2011, KeyBank paid KeyCorp a total of $300 million in dividends; nonbank subsidiaries paid KeyCorp a total of $33 million in cash dividends and noncash dividends of $12 million. Based upon existing regulatory guidance, KeyBank has capacity to pay $1.3 billion in dividends to KeyCorp at January 1, 2012. During 2011, KeyCorp did not make capital infusions to KeyBank. At December 31, 2011, KeyCorp held $2.1 billion in short-term investments, which can be used to pay dividends, service debt and finance corporate operations.

Federal law also restricts loans and advances from bank subsidiaries to their parent companies (and to nonbank subsidiaries of their parent companies), and requires those transactions to be secured.

4. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

December 31,
in millions	2011	2010

Commercial, financial and agricultural	$19,378	$16,441
Commercial real estate:
Commercial mortgage	8,037	9,502
Construction	1,312	2,106
Total commercial real estate loans	9,349	11,608
Commercial lease financing	6,055	6,471
Total commercial loans	34,782	34,520
Residential-Prime Loans:
Real estate — residential mortgage	1,946	1,844
Home equity:
Key Community Bank	9,229	9,514
Other	535	666
Total home equity loans	9,764	10,180
Total residential-prime loans	11,710	12,024
Consumer other — Key Community Bank	1,192	1,167
Consumer other:
Marine	1,766	2,234
Other	125	162
Total consumer other	1,891	2,396
Total consumer loans	14,793	15,587
Total loans (a)	$49,575	$50,107

(a)	Excludes loans in the amount of $5.8 billion at December 31, 2011, and $6.5 billion at December 31, 2010, related to the discontinued operations of the education lending business.

We use interest rate swaps, which modify the repricing characteristics of certain loans, to manage interest rate risk. For more information about such swaps, see Note 8 (“Derivatives and Hedging Activities”).

Our loans held for sale by category are summarized as follows:

December 31,
in millions	2011	2010

Commercial, financial and agricultural	$19	$196
Real estate — commercial mortgage	567	118
Real estate — construction	35	35
Commercial lease financing	12	8
Real estate — residential mortgage	95	110
Total loans held for sale (a)	$728	$467

(a)	Excluded at December 31, 2010, are loans held for sale in the amount of $15 million related to the discontinued operations of the education lending business. There were no loans held for sale in the discontinued operations of the education lending business at December 31, 2011.

Our summary of changes in loans held for sale follows:

December 31,
in millions	2011	2010

Balance at beginning of the year	$467	$443
New originations	3,982	3,058
Transfers from held to maturity, net	90	376
Loan sales	(3,721)	(3,209)
Loan draws (payments), net	(60)	(120)
Transfers to OREO / valuation adjustments	(30)	(81)
Balance at end of year	$728	$467

Commercial and consumer leasing financing receivables primarily are direct financing leases, but also include leveraged leases. The composition of the net investment in direct financing leases is as follows:

December 31,
in millions	2011	2010

Direct financing lease receivables	$4,143	$4,612
Unearned income	(368)	(472)
Unguaranteed residual value	308	380
Deferred fees and costs	31	44
Net investment in direct financing leases	$4,114	$4,564

At December 31, 2011, minimum future lease payments to be received are as follows: 2012 — $1.4 billion; 2013 — $1.0 billion; 2014 — $624 million; 2015 — $368 million; 2016 — 217 million; and all subsequent years — $477 million. The allowance related to lease financing receivables is $78 million at December 31, 2011.

5. Asset Quality

We manage our exposure to credit risk by closely monitoring loan performance trends and general economic conditions. A key indicator of the potential for future credit losses is the level of nonperforming assets and past due loans.

Our nonperforming assets and past due loans were as follows:

December 31,
in millions	2011	2010

Total nonperforming loans	$727	$1,068
Nonperforming loans held for sale	46	106
OREO	65	129
Other nonperforming assets	21	35
Total nonperforming assets	$859	$1,338

Restructured loans included in nonperforming loans (a)	$191	$202
Restructured loans with a specifically allocated allowance (b)	50	57
Specifically allocated allowance for restructured loans (c)	10	18
Accruing loans past due 90 days or more	$164	$239
Accruing loans past due 30 through 89 days	441	476

(a)	A loan is “restructured” (i.e., troubled debt restructurings), for reasons related to the borrower’s financial difficulties, and we grant a concession that we would not otherwise have considered. To improve the collectability of the loan, typical concessions include reducing the interest rate, extending the maturity date or reducing the principal balance.

(b)	Included in impaired loans with a specifically allocated allowance.

(c)	Included in specifically allocated allowance for impaired loans.

At December 31, 2011, the approximate carrying amount of our commercial nonperforming loans outstanding represented 62% of their original contractual amount, total nonperforming loans outstanding represented 70% of their original contractual amount owed, and nonperforming assets in total were carried at 65% of their original contractual amount.

At December 31, 2011, our twenty largest nonperforming loans totaled $237 million, representing 33% of total loans on nonperforming status from continuing operations. At December 31, 2010, the twenty largest nonperforming loans totaled $306 million in nonperforming loans representing 29% of total loans on nonperforming status.

At December 31, 2011, we did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status. The amount by which nonperforming loans and loans held for sale, reduced expected interest income was $31 million for the year ended December 31, 2011, and $22 million for the year ended December 31, 2010.

The following tables set forth a further breakdown of impaired loans, evaluated for specific reserves, as of December 31, 2011 and 2010:

December 31, 2011 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$88		$195		—	$75
Commercial real estate:
Commercial mortgage	100		240		—	131
Construction	30		113		—	98
Total commercial real estate loans	130		353		—	229
Commercial lease financing	—		—		—	—
Total commercial loans with no related allowance recorded	218		548		—	304

With an allowance recorded:
Commercial, financial and agricultural	62		70		$26	75
Commercial real estate:
Commercial mortgage	96		115		21	91
Construction	12		18		4	29
Total commercial real estate loans	108		133		25	120
Commercial lease financing	—		—		—	6
Total commercial loans with an allowance recorded	170		203		51	201
Total	$388		$751		$51	$505

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2010 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$61		$133		—	$66
Commercial real estate:
Commercial mortgage	162		310		—	166
Construction	166		404		—	219
Total commercial real estate loans	328		714		—	385
Commercial lease financing	—		—		—	—
Total commercial loans	389		847		—	451

Real estate — residential mortgage	—		—		—	2
Total loans with no related allowance recorded	389		847		—	453

With an allowance recorded:
Commercial, financial and agricultural	89		133		$26	237
Commercial real estate:
Commercial mortgage	86		130		18	237
Construction	45		85		7	184
Total commercial real estate loans	131		215		25	421
Commercial lease financing	12		18		7	17
Total commercial loans	232		366		58	675

Real estate — residential mortgage	—		—		—	3
Consumer other:
Other	—		—		—	3
Total consumer — indirect loans	—		—		—	3
Total loans with an allowance recorded	232		366		58	681

Total	$621		$1,213		$58	$1,134

(a)	The Recorded Investement in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the years ended December 31, 2011 and 2010, interest income recognized on the outstanding balances of accruing impaired loans totaled $4 million and $6 million, respectively.

At December 31, 2011, aggregate restructured loans (accrual, nonaccrual, and held-for-sale loans) totaled $276 million, while at December 31, 2010, total restructured loans totaled $297 million. Although we added $182 million in restructured loans during the last 12 months, aggregate restructured loans decreased as a result of $203 million in payments and charge-offs.

A further breakdown of restructured loans (TDRs) included in nonperforming loans by loan category as of

December 31, 2011, follows:

December 31, 2011 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	13	$71	$39
Commercial real estate:
Real estate — commercial mortgage	15	120	91
Real estate — construction	5	24	11
Total commercial real estate loans	20	144	102
Commercial lease financing	147	18	7
Total commercial loans	180	233	148
Real estate — residential mortgage	90	12	11
Home equity:
Key Community Bank	41	5	5
Other	40	1	1
Total home equity loans	81	6	6
Consumer other — Key Community Bank	7	—	—
Consumer other:
Marine	57	27	26
Other	22	—	—
Total consumer other	79	27	26
Total consumer loans	257	45	43
Total nonperforming TDRs	437	278	191

Prior-year accruing:(a)
Commercial, financial and agricultural	1	8	4
Commercial real estate:
Real estate — commercial mortgage	3	31	22
Real estate — construction	3	39	19
Total commercial real estate loans	6	70	41
Commercial lease financing	159	17	13
Total commercial loans	166	95	58
Real estate — residential mortgage	54	6	6
Home equity:
Key Community Bank	62	6	6
Other	71	3	2
Total home equity loans	133	9	8
Consumer other — Key Community Bank	14	—	—
Consumer other:
Marine	102	12	11
Other	31	2	2
Total consumer other	133	14	13
Total consumer loans	334	29	27
Total prior-year accruing TDRs	500	124	85
Total TDRs	937	$402	$276

(a)	All TDRs that were restructured prior to January 1, 2011 and are fully accruing.

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession to the borrower. All commercial loan TDRs, regardless of size, are evaluated for impairment individually to determine the probable loss content and are assigned a specific loan allowance if the ALLL deems it appropriate. Consumer loan TDRs are assigned a loss rate that reflects the current assessment of that category of consumer loans to determine the appropriate allowance level. The financial effects of TDRs are reflected in the components that comprise the allowance for loan and lease losses in either the amount of charge-offs or loan loss provision and ultimate allowance level. There were no significant payment defaults during calendar year 2011 relating to loans that were designated as TDRs during calendar year 2010.

Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our client’s financial needs. A majority of our concessions granted to borrowers are in the form of interest rate reductions. Other concession types include forgiveness of principal and other modifications of loan terms. Consumer loan concessions include Home Affordable Modification Program (“HAMP”) loans that have successfully completed the required trial period under HAMP and were permanently modified. HAMP loans that were in a trial period of approximately $4 million at December 31, 2011 were not material to our TDR or Non Performing Loan totals, and therefore have not been included in our December 31, 2011 TDR amounts.

The following table shows the concession types for our commercial accruing and nonaccruing TDRs.

December 31, dollars in millions	2011	2010
Interest rate reduction	$177	$188
Forgiveness of principal	23	38
Other modification of loan terms	8	14
Total	$208	$240

Total commercial and consumer TDRs	$276	$297
Total commercial TDRs to total commercial loans	.60%	.70%
Total commercial TDRs to total loans	.42	.48
Total commercial loans	$34,782	$34,520
Total loans	49,575	50,107

Our policies for our commercial and consumer loan portfolios for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans.”

At December 31, 2011, approximately $48.2 billion, or 97%, of our total loans are current compared to $48.3 billion or 96% at December 31, 2010. At December 31, 2011 total past due loans and nonperforming loans of $1.3 billion represent approximately 3% of total loans compared to $1.8 billion, or 4% of total loans, at December 31, 2010.

The following aging analysis as of December 31, 2011 and 2010, of past due and current loans provides further information regarding Key’s credit exposure.

December 31, 2011 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$19,136	$25	$17	$12	$188	$242	$19,378
Commercial real estate:
Commercial mortgage	7,680	57	18	64	218	357	8,037
Construction	1,225	6	1	26	54	87	1,312
Total commercial real estate loans	8,905	63	19	90	272	444	9,349

Commercial lease financing	5,920	71	21	16	27	135	6,055
Total commercial loans	$33,961	$159	$57	$118	$487	$821	$34,782

Real estate — residential mortgage	$1,816	$21	$13	$9	$87	$130	$1,946
Home equity:
Key Community Bank	9,004	64	34	19	108	225	9,229
Other	497	14	8	4	12	38	535
Total home equity loans	9,501	78	42	23	120	263	9,764

Consumer other — Key Community Bank	1,168	9	6	8	1	24	1,192
Consumer other:
Marine	1,678	37	15	5	31	88	1,766
Other	119	2	2	1	1	6	125
Total consumer other	1,797	39	17	6	32	94	1,891
Total consumer loans	$14,282	$147	$78	$46	$240	$511	$14,793

Total loans	$48,243	$306	$135	$164	$727	$1,332	$49,575

December 31, 2010 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$16,049	$35	$22	$93	$242	$392	$16,441
Commercial real estate:
Commercial mortgage	9,158	33	16	40	255	344	9,502
Construction	1,796	27	4	38	241	310	2,106
Total commercial real estate loans	10,954	60	20	78	496	654	11,608

Commercial lease financing	6,316	64	17	10	64	155	6,471
Total commercial loans	$33,319	$159	$59	$181	$802	$1,201	$34,520

Real estate — residential mortgage	$1,698	$25	$12	$11	$98	$146	$1,844
Home equity:
Key Community Bank	9,282	69	37	24	102	232	9,514
Other	615	17	10	6	18	51	666
Total home equity loans	9,897	86	47	30	120	283	10,180

Consumer other — Key Community Bank	1,139	9	6	9	4	28	1,167
Consumer other:
Marine	2,117	48	20	7	42	117	2,234
Other	154	3	2	1	2	8	162
Total consumer other	2,271	51	22	8	44	125	2,396
Total consumer loans	$15,005	$171	$87	$58	$266	$582	$15,587

Total loans	$48,324	$330	$146	$239	$1,068	$1,783	$50,107

The risk characteristic prevalent to both commercial and consumer loans is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Evaluation of this risk is stratified and monitored by the assigned loan risk rating grades for the commercial loan portfolios and the regulatory risk ratings assigned for the consumer loan portfolios. This risk rating stratification assists in the determination of the ALLL. Loan grades are assigned at the time of origination, verified by credit risk management and periodically reevaluated thereafter.

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

Credit quality indicators for our commercial and consumer loan portfolios based on bond rating, regulatory classification and payment activity as of December 31, 2011 and 2010, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

December 31, in millions
	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
AAA — AA	$121	$99	$3	$2	$3	—	$650	$658	$777	$759
A	885	704	61	85	3	$4	1,159	1,245	2,108	2,038
BBB — BB	16,347	12,386	6,061	6,125	784	829	3,812	3,796	27,004	23,136
B	803	1,282	622	1,349	185	383	252	395	1,862	3,409
CCC — C	1,222	1,970	1,290	1,941	337	890	182	377	3,031	5,178
Total	$19,378	$16,441	$8,037	$9,502	$1,312	$2,106	$6,055	$6,471	$34,782	$34,520

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a)

December 31, in millions
	Residential —Prime
GRADE	2011	2010
Pass	$11,471	$11,765
Special Mention	—	—
Substandard	239	259
Total	$11,710	$12,024

Credit Risk Profile Based on Payment Activity (a)

December 31, in millions	Consumer — Key Community Bank		Consumer — Marine		Consumer — Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Performing	$1,191	$1,163	$1,735	$2,192	$124	$160	$3,050	$3,515
Nonperforming	1	4	31	42	1	2	33	48
Total	$1,192	$1,167	$1,766	$2,234	$125	$162	$3,083	$3,563

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

We estimate the appropriate level of the allowance for loan and lease losses on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the headings “Allowance for Loan and Lease Losses.” We apply historical loss rates to existing loans with similar risk characteristics as noted in the credit quality indicator table above; and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. For all commercial TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the carrying amount of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. The allowance for loan and lease losses at December 31, 2011, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

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

At December 31, 2011, the allowance for loan and lease losses was $1.0 billion, or 2.03% of loans compared to $1.6 billion, or 3.20% of loans, at December 31, 2010. At December 31, 2011, the allowance for loan and lease losses was 138.10% of nonperforming loans compared to 150.19% at December 31, 2010.

A summary of the allowance for loan and lease losses at the end of the past three years is presented in the table below:

Year ended December 31,
in millions	2011	2010	2009
Balance at beginning of period — continuing operations	$1,604	$2,534	$1,629
Charge-offs	(715)	(1,822)	(2,396)
Recoveries	174	252	139
Net loans charged off	(541)	(1,570)	(2,257)
Provision for loan and lease losses from continuing operations	(60)	638	3,159
Foreign currency translation adjustment	1	2	3
Balance at end of period — continuing operations	$1,004	$1,604	$2,534

The changes in the ALLL by loan category for the periods indicated are as follows:

	December 31,					December 31,
in millions	2010	Provision		Charge-offs	Recoveries	2011
Commercial, financial and agricultural	$485	$(32)		$(169)	$50	$334
Real estate — commercial mortgage	416	(41)		(113)	10	272
Real estate — construction	145	(26)		(83)	27	63
Commercial lease financing	175	(80)		(42)	25	78
Total commercial loans	1,221	(179)		(407)	112	747
Real estate — residential mortgage	49	14		(29)	3	37
Home equity:
Key Community Bank	120	72		(100)	11	103
Other	57	13		(45)	4	29
Total home equity loans	177	85		(145)	15	132
Consumer other — Key Community Bank	57	21		(45)	8	41
Consumer other:
Marine	89	5		(80)	32	46
Other	11	(5)		(9)	4	1
Total consumer other:	100	—		(89)	36	47
Total consumer loans	383	120		(308)	62	257
Total ALLL — continuing operations	1,604	(59	) (a)	(715)	174	1,004
Discontinued operations	114	113		(138)	15	104
Total ALLL — including discontinued operations	$1,718	$54		$(853)	$189	$1,108

(a)	Includes $1 million of foreign currency translation adjustment.

	December 31,					December 31,
in millions	2009	Provision		Charge-offs	Recoveries	2010
Commercial, financial and agricultural	$796	$167		$(565)	$87	$485
Real estate — commercial mortgage	578	168		(360)	30	416
Real estate — construction	418	63		(380)	44	145
Commercial lease financing	280	(42)		(88)	25	175
Total commercial loans	2,072	356		(1,393)	186	1,221
Real estate — residential mortgage	30	53		(36)	2	49
Home equity:
Key Community Bank	130	106		(123)	7	120
Other	78	38		(62)	3	57
Total home equity loans	208	144		(185)	10	177
Consumer other — Key Community Bank	73	41		(64)	7	57
Consumer other:
Marine	140	35		(129)	43	89
Other	11	11		(15)	4	11
Total consumer other:	151	46		(144)	47	100
Total consumer loans	462	284		(429)	66	383
Total ALLL — continuing operations	2,534	640	(a)	(1,822)	252	1,604
Discontinued operations	157	78		(129)	8	114
Total ALLL — including discontinued operations	$2,691	$718		$(1,951)	$260	$1,718

(a)	Includes $2 million of foreign currency translation adjustment.

Our allowance for loan and lease losses decreased by $600 million, or 37%, since 2010. This contraction was associated with the improvement in credit quality of our loan portfolios, which has trended more favorably the past four quarters. Our asset quality metrics showed continued improvement, and therefore, have resulted in favorable risk rating migration and a reduction in our general allowance. Our general allowance encompasses the application of historical loss rates to our existing loans with similar risk characteristics and an assessment of factors such as changes in economic conditions and changes in credit policies or underwriting standards. Our delinquency trends improved throughout most of 2010 and into 2011. We attribute this improvement to a more moderate level of lending activity, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $388 million, with a corresponding allowance of $51 million at December 31, 2011. Loans outstanding collectively evaluated for impairment totaled $49.2 billion, with a corresponding allowance of $953 million at December 31, 2011.

A breakdown of the individual and collective allowance for loan and lease losses and the corresponding loan balances as of December 31, 2011 follows:

	Allowance(a)		Outstanding(a)
December 31, 2011 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial, financial and agricultural	$26	$308	$19,378	$150	$19,228
Commercial real estate:
Commercial mortgage	21	251	8,037	196	7,841
Construction	4	59	1,312	42	1,270
Total commercial real estate loans	25	310	9,349	238	9,111
Commercial lease financing	—	78	6,055	—	6,055
Total commercial loans	51	696	34,782	388	34,394
Real estate — residential mortgage	—	37	1,946	—	1,946
Home equity:
Key Community Bank	—	103	9,229	—	9,229
Other	—	29	535	—	535
Total home equity loans	—	132	9,764	—	9,764
Consumer other — Key Community Bank	—	41	1,192	—	1,192
Consumer other:
Marine	—	46	1,766	—	1,766
Other	—	1	125	—	125
Total consumer other	—	47	1,891	—	1,891
Total consumer loans	—	257	14,793	—	14,793
Total ALLL — continuing operations	51	953	49,575	388	49,187
Discontinued operations	—	104	5,812	—	5,812
Total ALLL — including discontinued operations	$51	$1,057	$55,387	$388	$54,999

(a)	There were no loans acquired with deteriorated credit quality at December 31, 2011.

A breakdown of the individual and collective allowance for loan and lease losses and the corresponding loan balances as of December 31, 2010 follows:

	Allowance(a)		Outstanding(a)
December 31, 2010 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial, financial and agricultural	$26	$459	$16,441	$150	$16,291
Commercial real estate:
Commercial mortgage	18	398	9,502	248	9,254
Construction	7	138	2,106	211	1,895
Total commercial real estate loans	25	536	11,608	459	11,149
Commercial lease financing	7	168	6,471	12	6,459
Total commercial loans	58	1,163	34,520	621	33,899
Real estate — residential mortgage	—	49	1,844	—	1,844
Home equity:
Key Community Bank	—	120	9,514	—	9,514
Other	—	57	666	—	666
Total home equity loans	—	177	10,180	—	10,180
Consumer other — Key Community Bank	—	57	1,167	—	1,167
Consumer other:
Marine	—	89	2,234	—	2,234
Other	—	11	162	—	162
Total consumer other	—	100	2,396	—	2,396
Total consumer loans	—	383	15,587	—	15,587
Total ALLL — continuing operations	58	1,546	50,107	621	49,486
Discontinued operations	—	114	6,451	—	6,451
Total ALLL — including discontinued operations	$58	$1,660	$56,558	$621	$55,937

(a)	There were no loans acquired with deteriorated credit quality at December 31, 2010.

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has decreased by $28 million since 2010 to $45 million at December 31, 2011. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 2.12% of loans at December 31, 2011, compared to 3.35% at December 31, 2010.

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

in millions	2011	2010	2009
Balance at beginning of year	$73	$121	$54
Provision (credit) for losses on lending-related commitments	(28)	(48)	67
Balance at end of year	$45	$73	$121

6. Fair Value Measurements

Fair Value Determination

As defined in the applicable accounting guidance, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants in our principal market. We have established and documented our process for determining the fair values of our assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using valuation models or third-party pricing services. Both of these approaches rely on market-based parameters, when available, such as interest rate yield curves, option volatilities and credit spreads, or unobservable inputs. Unobservable inputs may be based on our judgment, assumptions and estimates related to credit quality, liquidity, interest rates and other relevant inputs.

Valuation adjustments, such as those pertaining to counterparty and our own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value. Credit valuation adjustments are made when market pricing does not accurately reflect the counterparty’s credit quality. We make liquidity valuation adjustments to the fair value of certain assets to reflect the uncertainty in the pricing and trading of the instruments when we are unable to observe recent market transactions for identical or similar instruments. Liquidity valuation adjustments are based on the following factors:

¿	the amount of time since the last relevant valuation;

¿	whether there is an actual trade or relevant external quote available at the measurement date; and

¿	volatility associated with the primary pricing components.

We ensure that our fair value measurements are accurate and appropriate by relying upon various controls, including:

¿	an independent review and approval of valuation models and assumptions;

¿	recurring detailed reviews of profit and loss; and

¿	a validation of valuation model components against benchmark data and similar products, where possible.

We review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies as more market-based data becomes available. We recognize transfers between levels of the fair value hierarchy at the end of the reporting period.

Additional information regarding our accounting policies for determining fair value is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements.”

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

¿

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate collateralized mortgage obligations. Inputs to the pricing models include actual trade data (i.e., spreads, credit ratings and interest rates) for comparable assets, spread tables, matrices, high-grade scales, option-adjusted spreads and standard inputs, such as yields, benchmark securities, bids and offers.

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

The fair values of our securities available for sale are determined by a third-party pricing service. The valuations provided by the third-party pricing service are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers and reference data obtained from market research publications. Inputs used by the third-party pricing service in valuing CMOs and other mortgage-backed securities also include new issue data, monthly payment information, whole loan collateral performance and “To Be Announced” prices. In valuations of state and political subdivisions securities, inputs used by the third-party pricing service also include material event notices.

On a quarterly basis, we validate the pricing methodologies utilized by our third-party pricing service to ensure the fair value determination is consistent with the applicable accounting guidance and that our assets are properly classified in the fair value hierarchy. To perform this validation, we:

¿	review documentation received from our third-party pricing service regarding the inputs used in their valuations and determine a level assessment for each category of securities;

¿	substantiate actual inputs used for a sample of securities by comparing the actual inputs used by our third-party pricing service to comparable inputs for similar securities; and

¿

substantiate the fair values determined for a sample of securities by comparing the fair values provided by our third-party pricing service to prices from other independent sources for the same and similar securities. We analyze variances and conduct additional research with our third-party pricing service and take appropriate steps based on our findings.

Private equity and mezzanine investments.  Private equity and mezzanine investments consist of investments in debt and equity securities through our Real Estate Capital line of business. They include direct investments made in specific properties, as well as indirect investments made in funds that pool assets of many investors to invest in properties. There is no active market for these investments so we employ other valuation methods.

Private equity and mezzanine investments are classified as Level 3 assets since our judgment significantly influences the determination of fair value. Direct investments in properties are initially valued based upon the transaction price. This amount is then adjusted to fair value based on current market conditions using the discounted cash flow method based on the expected investment exit date. The fair value of the assets are reviewed and adjusted quarterly. Periodically, a third-party appraisal is obtained for the investment to validate the specific inputs for determining fair value.

Inputs used in calculating future cash flows include the cost of build-out, future selling prices, current market outlook and operating performance of the investment. Investment income and expense assumptions are based on market inputs, such as rental/leasing rates and vacancy rates for the geographic- and property type-specific markets. For investments under construction, investment income and expense assumptions are determined using expected future build-out costs and anticipated future rental prices based on current market conditions, discount rates, holding period, the terminal cap rate and sales commissions paid in the terminal cap year. For investments that are in lease-up or are fully leased, income and expense assumptions are based on the current geographic market lease rates, underwritten expenses, market lease terms and historical vacancy rates. Inputs are validated through the use of industry publications, third-party broker opinions and comparable property sales, where applicable.

Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to use statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager.

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of our indirect investments and related unfunded commitments at December 31, 2011:

December 31, 2011 in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Passive funds (a)	$17	$4
Co-managed funds (b)	19	6
Total	$36	$10

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to seven years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of three to six years.

Principal investments.  Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). During the first half of 2011, employees who managed our various principal investments formed two independent entities that serve as investment managers of these investments going forward. Under this new arrangement, which was mutually agreeable to both parties, these individuals are no longer employees of Key. As a result of these changes, which were made during the second quarter of 2011, we deconsolidated an aggregate of $234 million of these direct and indirect investments.

Our direct investments include investments in debt and equity instruments of both private and public companies. When quoted prices are available in an active market for the identical direct investment, we use the quoted prices in the valuation process, and the related investments are classified as Level 1 assets. However, in most cases, quoted market prices are not available for our direct investments, and we must perform valuations using other methods. These direct investment valuations are an in-depth analysis of the condition of each investment and are based on the unique facts and circumstances related to each individual investment. There is a certain amount of subjectivity surrounding the valuation of these investments due to the combination of quantitative and qualitative factors that are used in the valuation models. Therefore, these direct investments are classified as Level 3 assets. The specific inputs used in the valuations of each type of direct investment are described below.

Valuations of debt instruments are based on management’s knowledge of the current financial status of the company, which is regularly monitored throughout the term of the investment. Significant unobservable inputs used in the valuations of these investments include the company’s payment history, adequacy of cash flows from operations and current operating results, including market multiples, and historical and forecast earnings before interest, taxation, depreciation and amortization. Inputs can also include seniority of the debt, the nature of any pledged collateral, the extent to which the security interest is perfected and the net liquidation value of collateral.

Valuations of equity instruments of private companies are based on current market conditions and the current financial status of the company. Significant unobservable inputs used in these valuations include adequacy of the company’s cash flows from operations, any significant change in the company’s performance since the prior valuation and any significant equity issuances by the company. Equity instruments of public companies are valued using quoted prices in an active market for the identical security. If the instrument is restricted, the fair value is determined considering the number of shares traded daily, the number of the company’s total restricted shares and price volatility.

Our indirect investments are classified as Level 3 assets since our significant inputs are not observable in the marketplace. Indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the capital accounts as reported by the general partners of the funds in which we invest.

For indirect investments, management makes adjustments as deemed appropriate to the net asset value and only if it is determined that it does not properly reflect fair value. In determining the need for an adjustment to net asset value, management performs an analysis of the private equity funds based on the independent fund manager’s valuations as well as management’s own judgment. Significant unobservable inputs used in these analyses include current fund financial information provided by the fund manager, an estimate of future proceeds expected to be received on the investment and market multiples. Management also considers whether the independent fund manager adequately marks down an impaired investment, maintains financials in accordance with GAAP or follows a practice of holding all investments at cost.

The following table presents the fair value of our indirect investments and related unfunded commitments at December 31, 2011:

December 31, 2011 in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Private equity funds (a)	$468	$123
Hedge fund(b)	5	—
Total	$473	$123

(a)	Consists of buyout, venture capital and fund of funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to ten years.

(b)	Consists of a fund invested in long and short positions of “stressed and distressed” fixed income-oriented securities, with the goal of producing attractive risk-adjusted returns. The investments can be redeemed quarterly with 45 days notice. However, the fund’s general partners may impose quarterly redemption limits that may delay receipt of requested redemptions.

Derivatives.  Exchange-traded derivatives are valued using quoted prices and, therefore, are classified as Level 1 instruments. However, only a few types of derivatives are exchange-traded. The majority of our derivative positions are valued using internally developed models based on market convention that use observable market inputs, such as interest rate curves, yield curves, LIBOR discount rates and curves, index pricing curves, foreign currency curves and volatility surfaces (a three-dimensional graph of implied volatility against strike price and maturity). These derivative contracts, which are classified as Level 2 instruments, include interest rate swaps, certain options, cross currency swaps and credit default swaps. In addition, we have several customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, such as bond spreads and asset values, as well as unobservable internally-derived assumptions, such as loss probabilities and proxy prices.

Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment in the form of a default reserve. The credit component is determined by individual counterparty based on the probability of default, and considers master netting and collateral agreements. The default reserve is classified as Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at December 31, 2011 and 2010:

December 31, 2011 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$236	—	$236
Trading account assets:
U.S. Treasury, agencies and corporations	—	353	—	353
States and political subdivisions	—	81	—	81
Collateralized mortgage obligations	—	19	—	19
Other mortgage-backed securities	—	27	$35	62
Other securities	$79	29	—	108
Total trading account securities	79	509	35	623
Commercial loans	—	—	—	—
Total trading account assets	79	509	35	623
Securities available for sale:
States and political subdivisions	—	63	—	63
Collateralized mortgage obligations	—	15,162	—	15,162
Other mortgage-backed securities	—	778	—	778
Other securities	9	—	—	9
Total securities available for sale	9	16,003	—	16,012
Other investments:
Principal investments:
Direct	11	—	225	236
Indirect	—	—	473	473
Total principal investments	11	—	698	709
Equity and mezzanine investments:
Direct	—	—	15	15
Indirect	—	—	36	36
Total equity and mezzanine investments	—	—	51	51
Total other investments	11	—	749	760
Derivative assets:
Interest rate	—	1,915	38	1,953
Foreign exchange	86	65	—	151
Energy and commodity	—	253	—	253
Credit	—	30	7	37
Equity	—	3	—	3
Derivative assets	86	2,266	45	2,397
Netting adjustments(a)	—	—	—	(1,452)
Total derivative assets	86	2,266	45	945
Accrued income and other assets	7	105	—	112
Total assets on a recurring basis at fair value	$192	$19,119	$829	$18,688

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$292	—	$292
Bank notes and other short-term borrowings:
Short positions	—	337	—	337
Derivative liabilities:
Interest rate	—	1,398	—	1,398
Foreign exchange	$79	209	—	288
Energy and commodity	—	252	$1	253
Credit	—	34	28	62
Equity	—	3	—	3
Derivative liabilities	79	1,896	29	2,004
Netting adjustments(a)	—	—	—	(978)
Total derivative liabilities	79	1,896	29	1,026
Accrued expense and other liabilities	23	22	—	45
Total liabilities on a recurring basis at fair value	$102	$2,547	$29	$1,700

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2010 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$373	—	$373
Trading account assets:
U.S. Treasury, agencies and corporations	—	501	—	501
States and political subdivisions	—	66	—	66
Collateralized mortgage obligations	—	34	—	34
Other mortgage-backed securities	—	137	$1	138
Other securities	$145	69	21	235
Total trading account securities	145	807	22	974
Commercial loans	—	11	—	11
Total trading account assets	145	818	22	985
Securities available for sale:
U.S. Treasury, agencies and corporations	—	8	—	8
States and political subdivisions	—	172	—	172
Collateralized mortgage obligations	—	20,665	—	20,665
Other mortgage-backed securities	—	1,069	—	1,069
Other securities	13	6	—	19
Total securities available for sale	13	21,920	—	21,933
Other investments:
Principal investments:
Direct	—	—	372	372
Indirect	—	—	526	526
Total principal investments	—	—	898	898
Equity and mezzanine investments:
Direct	—	—	20	20
Indirect	—	—	30	30
Total equity and mezzanine investments	—	—	50	50
Total other investments	—	—	948	948
Derivative assets:
Interest rate	—	1,691	75	1,766
Foreign exchange	92	88	—	180
Energy and commodity	—	317	1	318
Credit	—	27	12	39
Equity	—	1	—	1
Derivative assets	92	2,124	88	2,304
Netting adjustments (a)	—	—	—	(1,298)
Total derivative assets	92	2,124	88	1,006
Accrued income and other assets	1	76	—	77
Total assets on a recurring basis at fair value	$251	$25,311	$1,058	$25,322
LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$572	—	$572
Bank notes and other short-term borrowings:
Short positions	—	395	—	395
Derivative liabilities:
Interest rate	—	1,335	—	1,335
Foreign exchange	$82	323	—	405
Energy and commodity	—	335	—	335
Credit	—	30	$1	31
Equity	—	1	—	1
Derivative liabilities	82	2,024	1	2,107
Netting adjustments (a)	—	—	—	(965)
Total derivative liabilities	82	2,024	1	1,142
Accrued expense and other liabilities	—	66	—	66
Total liabilities on a recurring basis at fair value	$82	$3,057	$1	$2,175

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the years ended December 31, 2011 and 2010. We mitigate the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets									Other Investments												Derivative Instruments							(a)
	Other Mortgage- Backed Securities			Other Securities			Commercial Loans			Principal Investments						Equity and Mezzanine Investments						Interest Rate			Energy and Commodity			Credit
in millions										Direct			Indirect			Direct			Indirect
Balance at December 31, 2009	$29			$423			$19			$538			$497			$26			$31			$99			—			$9
Gains (losses) included in earnings	2	(b	)	(3)	(b	)	(2)	(b	)	(1)	(c	)	67	(c	)	9	(c	)	(7)	(c	)	9	(b	)	(1)	(b	)	(6)	(b	)
Purchases, sales, issuances and settlements	(30)			(399)			(7)			(157)			(38)			(21)			6			(18)			(1)			8
Net transfers into (out of) Level 3	—			—			(10)			(8)			—			6			—			(15)			3			—
Balance at December 31, 2010	$1			$21			—			$372			$526			$20			$30			$75			$1			$11
Gains (losses) included in earnings	—	(b	)	2	(b	)	—	(b	)	(2)	(c	)	70	(c	)	20	(c	)	—	(c	)	53	(b	)	(1)	(b	)	(40)	(b	)
Purchases	—			—			—			39			66			—			14			12			(1)			—
Sales	—			—			—			(52)			(80)			—			—			(44)			—			(1)
Issuances	—			—			—			—			—			—			—			—			—			—
Settlements	—			(23)			—			—			—			(25)			(5)			—			—			9
Transfers into Level 3	34			—			—			—			—			—			—			13			—			—
Transfers out of Level 3	—			—			—			(132)	(d	)	(109)	(d	)	—			(3)			(71)			—			—
Balance at December 31, 2011	$35			—			—			$225			$473			$15			$36			$38			$(1)			$(21)

Unrealized gains (losses) included in 2010 earnings	$(4)	(b	)	$(3)	(b	)	$2	(b	)	$(22)	(c	)	$47	(c	)	$90	(c	)	$(7)	(c	)	—	(b	)	—	(b	)	—	(b	)
Unrealized gains (losses) included in 2011 earnings	—	(b	)	$2	(b	)	—	(b	)	$11	(c	)	$45	(c	)	$38	(c	)	$(3)	(c	)	—	(b	)	—	(b	)	—	(b	)

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement.

(d)	Transfers out of Level 3 for principal investments include investments of $234 million that were deconsolidated during the second quarter of 2011 when employees who managed our various principal investments left Key and formed two independent entities that serve as investment managers of these investments.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$149	$149	—	—	$219	$219
Loans held for sale (a)	—	—	15	15	—	—	15	15
Direct financing leases and operating lease assets held for sale	—	—	—	—	—	—	—	—
Goodwill and other intangible assets	—	—	—	—	—	—	—	—
Accrued income and other assets	—	$19	25	44	—	$39	23	62
Total assets on a nonrecurring basis at fair value	—	$19	$189	$208	—	$39	$257	$296

(a)	During 2011, we transferred $28 million of commercial and consumer loans and leases from held-for-sale status to the held-to-maturity portfolio at their current fair value.

Impaired loans.  We typically adjust the carrying amount of our impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral or the loan’s observable market price. Cash flow analysis considers internally developed inputs, such as discount rates, default rates, costs of foreclosure and changes in collateral values. The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations and assessments provided by third-party appraisers. We perform or reaffirm appraisals of collateral-dependent impaired loans at least annually. Appraisals may occur more frequently if the most recent appraisal does not accurately reflect the current market, the debtor is seriously delinquent or chronically past due, or there has been a material deterioration in the performance of the project or condition of the property. Adjustments to outdated appraisals that result in an appraisal value less than the carrying amount of a collateral-dependent impaired loan are reflected in the allowance for loan and lease losses. Impaired loans with a specifically allocated allowance based on cash flow analysis or the value of the underlying collateral are classified as Level 3 assets, while those with a specifically allocated allowance based on an observable market price that reflects recent sale transactions for similar loans and collateral are classified as Level 2. Current market conditions, including updated collateral values, and reviews of our borrowers’ financial condition influenced the inputs used in our internal valuation analysis, resulting in write-downs of impaired loans during 2011.

Loans held for sale.  Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determined that adjustments were necessary to record some of the portfolios at the lower of cost or fair value in accordance with GAAP. Loans held for sale portfolios adjusted to fair value totaled $15 million at December 31, 2011 and 2010. Current market conditions, including updated collateral values, and reviews of our borrowers’ financial condition influenced the inputs used in our internal models and other valuation methodologies, resulting in these adjustments.

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

Direct financing leases and operating lease assets held for sale.  Valuations of direct financing leases and operating lease assets held for sale are performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. The inputs based on our assumptions include changes in the value of leased items and internal credit ratings. These leases have been classified as Level 3 assets. Leases also may be valued using current nonbinding bids when they are available. These leases are classified as Level 2 assets. In a distressed market where market data is not available, an estimate of the fair value of the leased asset may be used to value the lease, resulting in a Level 3 classification.

Goodwill and other intangible assets.  On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of the goodwill and other intangible assets assigned to Key Community Bank and Key Corporate Bank. We also perform an annual impairment test for goodwill. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally. Inputs used include market-available data, such as industry, historical and expected growth rates, and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified goodwill as Level 3. For additional information on the results of recent goodwill impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”).

The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions. Accordingly, these assets are classified as Level 3. Our primary assumptions include attrition rates, alternative costs of funds and rates paid on deposits. For additional information on the results of other intangible assets impairment testing, see Note 10.

Other assets.  OREO and other repossessed properties are valued based on inputs such as appraisals and third-party price opinions, less estimated selling costs. Generally, we classify these assets as Level 3, but OREO and other repossessed properties for which we receive binding purchase agreements are classified as Level 2. Returned lease inventory is valued based on market data for similar assets and is classified as Level 2. Assets that are acquired through, or in lieu of, loan foreclosures are recorded initially as held for sale at the lower of the loan balance or fair value at the date of foreclosure. After foreclosure, valuations are updated periodically, and current market conditions may require the assets to be marked down further to a new cost basis. Mortgage servicing assets are valued based on inputs such as prepayment speeds, earn rates, credit default rates, discount rates and servicing advances. We classify these assets as Level 3.

Fair Value Disclosures of Financial Instruments

The carrying amount and fair value of our financial instruments at December 31, 2011 and 2010 are shown in the following table:

	December 31, 2011		December 31, 2010
in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and short-term investments (a)	$4,213	$4,213	$1,622	$1,622
Trading account assets (e)	623	623	985	985
Securities available for sale (e)	16,012	16,012	21,933	21,933
Held-to-maturity securities (b)	2,109	2,133	17	17
Other investments (e)	1,163	1,163	1,358	1,358
Loans, net of allowance (c)	48,571	47,561	48,503	46,140
Loans held for sale (e)	728	728	467	467
Mortgage servicing assets (d)	173	245	196	284
Derivative assets (e)	945	945	1,006	1,006

LIABILITIES
Deposits with no stated maturity (a)	$51,014	$51,014	$45,598	$45,598
Time deposits (d)	10,942	11,253	15,012	15,502
Short-term borrowings (a)	2,048	2,048	3,196	3,196
Long-term debt (d)	9,520	9,792	10,592	10,611
Derivative liabilities(e)	1,026	1,026	1,142	1,142

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of mortgage servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2011, the fair values of our loan portfolios improved, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change significantly. If a nonexit price methodology were used for valuing our loan portfolio for continuing operations, it would result in a premium of .1%. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business.  The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, which were consolidated as of January 1, 2010 in accordance with new consolidation accounting guidance, as well as loans in portfolio (recorded at fair value), loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans held for sale (prior to the second quarter of 2011), all of which are outside the trusts. The fair value of loans held for sale was identical to the aggregate carrying amount of the loans. All of these loans were excluded from the table above as follows:

¿	loans at carrying value, net of allowance, of $2.9 billion ($2.5 billion at fair value) at December 31, 2011 and $3.2 billion ($2.8 billion at fair value) at December 31, 2010;

¿

portfolio loans at fair value of $76 million at December 31, 2011 that were acquired from one of the education lending securitization trusts on September 27, 2011, pursuant to the legal terms of the trust;

¿	loans held for sale of $15 million at December 31, 2010. There were no loans held for sale at December 31, 2011; and

¿	loans in the trusts at fair value of $2.7 billion at December 31, 2011 and $3.1 billion at December 31, 2010.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $2.5 billion in fair value at December 31, 2011 and $3.0 billion in fair value at December 31, 2010, are also excluded from the above table. Additional information regarding the consolidation of the education lending securitization trusts is provided in Note 13 (“Acquisition, Divestiture and Discontinued Operations”).

Residential real estate mortgage loans.  Residential real estate mortgage loans with carrying amounts of $1.9 billion at December 31, 2011 and $1.8 billion at December 31, 2010 are included in “Loans, net of allowance” in the above table.

Short-term financial instruments.  For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.

7. Securities

The amortized cost, unrealized gains and losses, and fair value of our securities available for sale and held-to-maturity securities are presented in the following table. Gross unrealized gains and losses represent the difference between the amortized cost and the fair value of securities on the balance sheet as of the dates indicated. Accordingly, the amount of these gains and losses may change in the future as market conditions change. For more information about our securities available-for-sale and held-to-maturity securities and the related accounting policies, see Note 1 (“Summary of Significant Accounting Policies”).

	2011				2010
December 31, in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	—	—	—	—	$8	—	—	$8
States and political subdivisions	$60	$3	—	$63	170	$2	—	172
Collateralized mortgage obligations	14,707	455	—	15,162	20,344	408	$87	20,665
Other mortgage-backed securities	715	63	—	778	998	71	—	1,069
Other securities	8	1	—	9	15	4	—	19
Total securities available for sale	$15,490	$522	—	$16,012	$21,535	$485	$87	$21,933

HELD-TO-MATURITY SECURITIES
States and political subdivisions	—	—	—	—	$1	—	—	$1
Collateralized mortgage obligations	$2,091	$24	—	$2,115	—	—	—	—
Other securities	18	—	—	18	16	—	—	16
Total held-to-maturity securities	$2,109	$24	—	$2,133	$17	—	—	$17

The following table summarizes our securities that were in an unrealized loss position as of December 31, 2011, and 2010.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2011
Securities available for sale:
Collateralized mortgage obligations	$1	—	—	—	$1	—
Other securities	3	—	—	—	3	—
Total temporarily impaired securities	$4	—	—	—	$4	—

December 31, 2010
Securities available for sale:
Collateralized mortgage obligations	$4,028	$87	—	—	$4,028	$87
Total temporarily impaired securities	$4,028	$87	—	—	$4,028	$87

We had less than $1 million of gross unrealized losses at December 31, 2011, all related to two fixed-rate collateralized mortgage obligations, which we invested in as part of an overall A/LM strategy. Since these securities have fixed interest rates, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments have been reduced to their fair value through OCI, not earnings. These securities have a weighted-average maturity of .2 years at December 31, 2011.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

Debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended December 31, 2011.

Three months ended December 31, 2011

in millions
Balance at September 30, 2011	$4
Impairment recognized in earnings	—
Balance at December 31, 2011	$4

Realized gains and losses related to securities available for sale were as follows:

Year ended December 31,

in millions	2011	2010	2009
Realized gains	$23	$19	$129
Realized losses	22	5	16
Net securities gains (losses)	$1	$14	$113

At December 31, 2011, securities available for sale and held-to-maturity securities totaling $11.5 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2011 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$649	$663	$9	$9
Due after one through five years	14,761	15,263	2,100	2,124
Due after five through ten years	71	76	—	—
Due after ten years	9	10	—	—
Total	$15,490	$16,012	$2,109	$2,133

8. Derivatives and Hedging Activities

We are a party to various derivative instruments, mainly through our subsidiary, KeyBank. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no net investment, and allow for the net settlement of positions. A derivative’s notional amount serves as the basis for the payment provision of the contract, and takes the form of units, such as shares or dollars. A derivative’s underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract.

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

At December 31, 2011, after taking into account the effects of bilateral collateral and master netting agreements, we had $213 million of derivative assets and $94 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $732 million and derivative liabilities of $932 million that were not designated as hedging instruments.

The recently enacted Dodd-Frank Act may limit the types of derivatives activities that KeyBank and other insured depository institutions may conduct. As a result, we may not continue to use all of the types of derivatives noted above in the future.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives.”

Derivatives Designated in Hedge Relationships

Net interest income and the EVE change in response to changes in the mix of assets, liabilities and off-balance sheet instruments and associated interest rates tied to each instrument, differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities and changes in interest rates. We utilize derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance to minimize the exposure and volatility of net interest income and EVE to interest rate fluctuations. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. The amount of these contracts at December 31, 2011, was not significant.

Like other financial services institutions, we originate loans and extend credit, both of which expose us to credit risk. We actively manage our overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives. This process entails the use of credit derivatives — primarily credit default swaps. Credit default swaps enable us to transfer to a third party a portion of the credit risk associated with a particular extension of credit, and to manage portfolio concentration and correlation risks. Occasionally, we also provide credit protection to other lenders through the sale of credit default swaps. This objective is accomplished primarily through the use of an investment-grade diversified dealer-traded basket of credit default swaps. These transactions may generate fee income, and diversify and reduce overall portfolio credit risk volatility. Although we use credit default swaps for risk management purposes, they are not treated as hedging instruments.

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

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross basis as of December 31, 2011, and 2010. The change in the notional amounts of these derivatives by type from December 31, 2010, to December 31, 2011 indicates the volume of our derivative transaction activity during 2011. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	2011			2010
		Fair Value			Fair Value
December 31, in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$15,067	$589	$27	$10,586	$458	$17
Foreign exchange	554	—	147	1,093	—	240
Total	15,621	589	174	11,679	458	257
Derivatives not designated as hedging instruments:
Interest rate	48,537	1,364	1,371	48,344	1,308	1,319
Foreign exchange	5,549	151	141	5,946	180	164
Energy and commodity	1,610	253	253	1,827	318	335
Credit	3,210	37	62	3,375	39	31
Equity	17	3	3	20	1	1
Total	58,923	1,808	1,830	59,512	1,846	1,850
Netting adjustments (a)	—	(1,452)	(978)	—	(1,298)	(965)
Total derivatives	$74,544	$945	$1,026	$71,191	$1,006	$1,142

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral.

Fair value hedges.  Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During 2011, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of December 31, 2011.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the years ended December 31, 2011, and 2010, and where they are recorded on the income statement.

	Year ended December 31, 2011
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$163	Long-term debt	Other income	$(158)	(a)
Interest rate	Interest expense – Long-term debt	220
Foreign exchange	Other income	(46)	Long-term debt	Other income	39	(a)
Foreign exchange	Interest expense – Long-term debt	12	Long-term debt	Interest expense – Long-term debt	(16)	(b)
Total		$349			$(135)

	Year ended December 31, 2010
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$90	Long-term debt	Other income	$(88)	(a)
Interest rate	Interest expense – Long-term debt	213
Foreign exchange	Other income	(134)	Long-term debt	Other income	124	(a)
Foreign exchange	Interest expense – Long-term debt	7	Long-term debt	Interest expense – Long-term debt	(14)	(b)
Total		$176			$22

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.

Cash flow hedges.    Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During 2011, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, the majority of our cash flow hedges remained “highly effective” as of December 31, 2011.

The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the years ended December 31, 2011, and 2010, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Year ended December 31, 2011
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Interest rate	$72	Interest income – Loans	$51	Other income	—
Interest rate	(46)	Interest expense – Long-term debt	(10)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—
Total	$26		$41		—

	Year ended December 31, 2010
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Interest rate	$42	Interest income – Loans	$209	Other income	—
Interest rate	(18)	Interest expense – Long-term debt	(16)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—
Total	$24		$193		—

The after-tax change in AOCI resulting from cash flow hedges is as follows:

in millions	December 31, 2010	2011 Hedging Activity	Reclassification of Gains to Net Income	December 31, 2011
AOCI resulting from cash flow hedges	$8	$16	$(26)	$(2)

Considering the interest rates, yield curves and notional amounts as of December 31, 2011, we would expect to reclassify an estimated $11 million of net losses on derivative instruments from AOCI to income during the next twelve months. In addition, we expect to reclassify approximately $11 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. The maximum length of time over which we hedge forecasted transactions is 16 years.

Nonhedging instruments.    Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2011, and 2010, and where they are recorded on the income statement.

Year ended December 31, in millions	2011	2010
NET GAINS (LOSSES) (a)
Interest rate	$19	$16
Foreign exchange	42	44
Energy and commodity	4	5
Credit	(45)	(22)
Total net gains (losses)	$20	$43

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The collateral netted against derivative assets on the balance sheet totaled $486 million at December 31, 2011, and $331 million at December 31, 2010. The collateral netted against derivative liabilities totaled $11 million at December 31, 2011 and $2 million at December 31, 2010.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

December 31, in millions	2011	2010
Largest gross exposure (derivative asset) to an individual counterparty	$194	$168
Collateral posted by this counterparty	64	25
Derivative liability with this counterparty	250	275
Collateral pledged to this counterparty	127	141
Net exposure after netting adjustments and collateral	7	9

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, in millions	2011	2010
Interest rate	$1,257	$1,134
Foreign exchange	64	104
Energy and commodity	96	84
Credit	12	14
Equity	2	1
Derivative assets before collateral	1,431	1,337
Less: Related collateral	486	331
Total derivative assets	$945	$1,006

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes and proprietary trading purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At December 31, 2011, after taking into account the effects of bilateral collateral and master netting agreements, we had gross exposure of $994 million to broker-dealers and banks. We had net exposure of $238 million after the application of master netting agreements and collateral; our net exposure to broker-dealers and banks at December 31, 2011, was reduced to $32 million with $206 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $22 million at December 31, 2011, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2010, the default reserve was $48 million. At December 31, 2011, after taking into account the effects of master netting agreements, we had gross exposure of $791 million to client counterparties. We had net exposure of $707 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

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

December 31, in millions	2011			2010
	Purchased	Sold	Net	Purchased	Sold	Net
Single name credit default swaps	$3	$(1)	$2	$(8)	$9	$1
Traded credit default swap indices	6	(6)	—	—	2	2
Other	1	(1)	—	5	—	5
Total credit derivatives	$10	$(8)	$2	$(3)	$11	$8

Single name credit default swaps are bilateral contracts whereby the seller agrees, for a premium, to provide protection against the credit risk of a specific entity (the “reference entity”) in connection with a specific debt obligation. The protected credit risk is related to adverse credit events, such as bankruptcy, failure to make payments, and acceleration or restructuring of obligations, identified in the credit derivative contract. As the seller of a single name credit derivative, we would be required to pay the purchaser the difference between the par value and the market price of the debt obligation (cash settlement) or receive the specified referenced asset in exchange for payment of the par value (physical settlement) if the underlying reference entity experiences a predefined credit event. For a single name credit derivative, the notional amount represents the maximum amount that a seller could be required to pay. If we effect a physical settlement and receive our portion of the related debt obligation, we will join other creditors in the liquidation process, which may enable us to recover a portion of the amount paid under the credit default swap contract. We also may purchase offsetting credit derivatives for the same reference entity from third parties that will permit us to recover the amount we pay should a credit event occur.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2011, and 2010. Except as noted, the payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	2011			2010
December 31, dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk

Single name credit default swaps	$878	2.18	4.98%	$942	2.42	3.93%
Traded credit default swap indices	343	3.20	4.58	369	3.86	6.68
Other	18	5.74	10.89	48	2.00	Low	(a)
Total credit derivatives sold	$1,239	—	—	$1,359	—	—

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

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2011, KeyBank’s ratings with Moody’s and S&P were “A3” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there were a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of December 31, 2011, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $889 million, which includes $613 million in derivative assets and $1.5 billion in derivative liabilities. We had $879 million in cash and securities collateral posted to cover those positions as of December 31, 2011.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of December 31, 2011, and 2010. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of December 31, 2011, and take into account all collateral already posted. At December 31, 2011, KeyCorp did not have any derivatives in a net liability position that contained credit risk contingent features.

December 31, in millions	2011		2010
	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior
unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$11	$11	$16	$16
Two rating downgrades	16	16	27	27
Three rating downgrades	16	16	32	32

KeyBank’s long-term senior unsecured credit rating currently is four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of December 31, 2011, payments of up to $18 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Year ended December 31 in millions	2011	2010
Balance at beginning of year	$196	$221
Servicing retained from loan sales	23	10
Purchases	13	12
Amortization	(59)	(47)
Balance at end of year	$173	$196

Fair value at end of year	$245	$284

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The primary economic assumptions used to measure the fair value of our mortgage servicing assets at December 31, 2011, and 2010, are:

¿   prepayment speed generally at an annual rate of 0.00% to 25.00%;

¿   expected credit losses at a static rate of 2.00% to 3.00%;

¿   residual cash flows discount rate of 7.00% to 15.00%; and

¿   value assigned to escrow funds at an interest rate of .00% to 4.57%.

If these economic assumptions change or prove incorrect, it could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At December 31, 2011, a 1.00% decrease in the value assigned to the escrow deposits would cause a $25 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $2 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $96 million for the year ended December 31, 2011 and $72 million for the year ended December 31, 2010. We have elected to remeasure servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.

Subsequent to its January 19, 2011, publicly issued announcement, Moody’s, a credit rating agency that rates KeyCorp and KeyBank debt securities, indicated to KeyBank that certain escrow deposits associated with our mortgage servicing operations had to be moved to another financial institution that meets Moody’s minimum ratings threshold. As a result of this decision by Moody’s, during the first quarter of 2011, KeyBank transferred approximately $1.5 billion of these escrow deposit balances to an acceptably-rated institution resulting in an immaterial impairment of the related mortgage servicing assets. We funded this movement of the escrow deposits by selling a similar amount of securities available for sale at the time of the transfer. KeyBank had ample liquidity reserves to offset the loss of these deposits.

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets,” and Note 13 (“Acquisition, Divestiture and Discontinued Operations”) under the heading “Education lending,” in this report.

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

Our annual goodwill impairment testing is performed as of October 1 each year. On that date in 2011, we determined that the estimated fair value of the Key Community Bank unit was 11% greater than its carrying amount; in 2010, the excess was 18%. Therefore, no further testing was required. At both dates in 2011 and 2010, we also performed a sensitivity analysis of the estimated fair value of the Key Community Bank unit, which indicated that the fair value continued to exceed the carrying amount under deteriorating assumptions. If actual results and market and economic conditions were to differ from the assumptions and data used in this testing, the estimated fair value of the Key Community Bank unit could change in the future. There has been no goodwill associated with our Key Corporate Bank unit since the first quarter of 2009.

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

In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. Accordingly, we have accounted for this business as a discontinued operation. Of the $223 million impairment charge recorded for the Key Corporate Bank unit, $27 million related to the Austin discontinued operations, and has been reclassified to “income (loss) from discontinued operations, net of taxes” on the income statement. See Note 13 (“Acquisition, Divestiture and Discontinued Operations”) for additional information regarding the Austin discontinued operations.

Based on our quarterly review of impairment indicators during the three quarters of 2010, it was necessary to perform further reviews of goodwill recorded in our Key Community Bank unit. These reviews indicated the estimated fair value of the Key Community Bank unit continued to exceed its carrying amount at September 30, 2010, June 30, 2010 and March 31, 2010. No further impairment testing was required. Our quarterly review of impairment indicators at December 31, 2010 and for the four quarterly periods in 2011 indicated that no further review was necessary since no indicators were triggered.

Changes in the carrying amount of goodwill by reporting unit are presented in the following table.

in millions	Key Community Bank	Key Corporate Bank	Total
BALANCE AT DECEMBER 31, 2009	$917	—	$917
Impairment losses based on results of interim impairment testing	—	—	—
BALANCE AT DECEMBER 31, 2010	917	—	917
Impairment losses based on results of interim impairment testing	—	—	—
BALANCE AT DECEMBER 31, 2011	$917	—	$917

Accumulated impairment losses related to the Key Corporate Bank reporting unit totaled $665 million at December 31, 2011, 2010, and 2009. There were no accumulated impairment losses related to the Key Community Bank unit at December 31, 2011, 2010, and 2009.

As of December 31, 2011, we expected goodwill in the amount of $122 million to be deductible for tax purposes in future periods.

The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization.

	2011		2010
December 31, in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$65	$48	$65	$44
Other intangible assets (a)	142	142	142	142
Total	$207	$190	$207	$186

(a)	Carrying amount and accumulated amortization excludes $18 million each at December 31, 2011 and 2010, related to the discontinued operations of Austin.

We sold Tuition Management Systems in December 2010. During that year, customer relationship intangible assets of $15 million were written off against the purchase price to determine our net gain from the sale.

During 2009, we identified a $45 million intangible asset related to vendor relationships in the equipment leasing business that was impaired as a result of our actions to cease conducting business in the commercial vehicle and office equipment leasing markets. As a result, we recorded a $45 million charge to write off this intangible asset.

Intangible asset amortization expense was $4 million for 2011, $13 million for 2010 and $76 million for 2009. Estimated amortization expense for intangible assets for each of the next five years is as follows: 2012 — $4 million; 2013 — $4 million; 2014 — $3 million; 2015 — $2 million; and 2016 — $2 million.

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

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2011
LIHTC funds	$82	N/A	$125	—	—
Education loan securitization trusts	2,761	$2,549	N/A	N/A	N/A
LIHTC investments	N/A	N/A	993	—	$482

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds.    KAHC formed limited partnerships, known as funds, that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $67 million at December 31, 2011. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.

We have not formed new funds or added LIHTC partnerships since October 2003. However, we continue to act as asset manager and to provide occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, we have determined that we are the primary beneficiary of these funds. Additional information on return guarantee agreements with LIHTC investors is presented in Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Guarantees.”

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At December 31, 2011, we estimated the settlement value of these third-party interests to be approximately $30 million, while the recorded value, including reserves, totaled $82 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

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

We consolidated our ten outstanding education loan securitization trusts as of January 1, 2010, and made a corresponding $45 million cummulative effect adjustment. We were required to consolidate these trusts because we hold the residual interests and, as the master servicer we have the power to direct the activities that most significantly influence the trusts’ economic performance. We elected to consolidate these trusts at fair value. The trust assets can be used only to settle the obligations or securities that the trusts issue; we cannot sell the assets or transfer the liabilities. The security holders or beneficial interest holders do not have recourse to us, and we do not have any liability recorded related to their securities. During the third quarter of 2011, we determined that the $45 million adjustment was incorrect. Further information regarding this error and how we corrected it as well as about these education loan securitization trusts is generally provided in Note 13 (“Acquisition, Divestiture and Discontinued Operations”) under the heading “Education lending.”

Unconsolidated VIEs

LIHTC nonguaranteed funds.    Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At December 31, 2011, assets of these unconsolidated nonguaranteed funds totaled $125 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

LIHTC investments.    Through Key Community Bank, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive benefits.

At December 31, 2011, assets of these unconsolidated LIHTC operating partnerships totaled approximately $1 billion. At December 31, 2011, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $389 million plus $93 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During 2011, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $1.1 billion at December 31, 2011. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 16 under the heading “Return guarantee agreement with LIHTC investors.”

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

12. Income Taxes

Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, in millions	2011	2010	2009
Currently payable:
Federal	$90	$127	$(97)
State	(31)	(21)	(60)
Total currently payable	59	106	(157)
Deferred:
Federal	280	51	(806)
State	30	29	(72)
Total deferred	310	80	(878)
Total income tax (benefit) expense (a)	$369	$186	$(1,035)

(a)	Income tax (benefit) expense on securities transactions totaled $.4 million in 2011, $5 million in 2010 and $42 million in 2009. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These taxes, which are recorded in “noninterest expense” on the income statement, totaled $21 million in 2011, $19 million in 2010 and $24 million in 2009.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet, are as follows:

December 31, in millions	2011	2010
Allowance for loan and lease losses	$409	$701
Employee benefits	228	202
Federal credit carryforwards	442	390
Net operating losses	12	71
Other	298	381
Total deferred tax assets	1,389	1,745

Leasing transactions	985	1,033
Net unrealized securities gains	199	158
Other	113	124
Total deferred tax liabilities	1,297	1,315
Net deferred tax assets (liabilities) (a)	$92	$430

(a)	From continuing operations

We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Based on these criteria, and in particular our projections for future taxable income, we currently believe it is more-likely-than-not that we will realize our net deferred tax asset in future periods. However, changes to the evidence used in our assessments could have a material adverse effect on our results of operations in the period in which they occur.

At December 31, 2011, we had a federal credit carryforward of $442 million. Additionally, we had a state net operating loss carryforward of $363 million. These carryforwards are subject to limitations imposed by tax laws and, if not utilized, will gradually expire through 2031.

The following table shows how our total income tax (benefit) expense and the resulting effective tax rate were derived:

Year ended December 31, dollars in millions	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 35% statutory federal tax rate	$471	35.0%	$278	35.0%	$(804)	35.0%
Amortization of tax-advantaged investments	65	4.8	59	7.4	53	(2.3)
Amortization of nondeductible intangibles	—	—	—	—	38	(1.7)
Foreign tax adjustments	17	1.3	24	3.0	9	(.4)
Reduced tax rate on lease financing income	—	—	6	.8	(16)	.7
Tax-exempt interest income	(16)	(1.2)	(17)	(2.1)	(17)	.8
Corporate-owned life insurance income	(42)	(3.1)	(48)	(6.0)	(40)	1.7
Increase (decrease) in tax reserves	2	.1	(6)	(.8)	(53)	2.3
Interest refund (net of federal tax benefit)	(24)	(1.8)	—	—	—	—
State income tax, net of federal tax benefit	(1)	—	5	.6	(86)	3.7
Tax credits	(125)	(9.3)	(117)	(14.7)	(106)	4.6
Other	22	1.6	2	.2	(13)	.6
Total income tax expense (benefit)	$369	27.4%	$186	23.4%	$(1,035)	45.0%

During 2011, we received after-tax interest refunds from the IRS of $23 million related to the timing of tax payments previously made in tax years 2001-2006. An additional $16 million was received that was a recovery of interest assessments previously paid that were recorded as part of our tax reserves in prior years.

Prior to 2010, we did not provide federal income taxes or non-U.S. withholding taxes on undistributed earnings from our non-U.S. subsidiaries, with the exception of Canada, as these earnings were considered to be indefinitely reinvested overseas. As we consider alternative long-term strategic and liquidity plans, opportunities may arise to repatriate part or all of these earnings in the future. As a result, we have changed our assertion as to indefinitely reinvesting these earnings, which total approximately $86 million through 2010. Therefore, $32 million was included in our 2010 income tax expense for any taxes that would be incurred in connection with the repatriation of these earnings, if any. Beginning in 2011, taxes on the foreign earnings are recorded as part of the tax provision for continuing operations.

Liability for Unrecognized Tax Benefits

The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, in millions	2011	2010
Balance at beginning of year	$23	$21
Increase for other tax positions of prior years	7	2
Decrease related to other settlements with taxing authorities	(22)	—
Balance at end of year	$8	$23

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $8 million at December 31, 2011 and $23 million at December 31, 2010. We do not currently anticipate that the amount of unrecognized tax benefits will significantly change over the next twelve months.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest credits of $52 million in 2011, and $12 million in 2010 and $99 million in 2009. The portion of the respective interest credit or expense attributable to our leveraged lease transactions was $25 million in 2011, $6 million in 2010 and $62 million in 2009. We recovered penalties of $14 million in 2011 and $5 million in 2010. At December 31, 2011, we had an accrued interest payable of $1 million, compared to $3 million at December 31, 2010. Our liability for accrued state tax penalties was $1million at December 31, 2011 and $20 million at December 31, 2010.

We file federal income tax returns, as well as returns in various state and foreign jurisdictions. Currently, the IRS is auditing our income tax returns for the 2007 and 2008 tax years. We are not subject to income tax examinations by other tax authorities for years prior to 2003, except in California and Utah. Income tax returns filed in those jurisdictions are subject to examination as far back as 1995 (California) and 1997 (Utah).

13. Acquisition, Divestiture and Discontinued Operations

Acquisition

HSBC Branches.    On January 11, 2012, Key signed a purchase and assumption agreement to acquire 37 retail banking branches in Buffalo and Rochester, New York. The branches are being sold by First Niagara Bank in connection with their recent acquisition of HSBC’s upstate New York banking franchise. Under the terms of the purchase and assumption agreement, Key will assume deposits consisting primarily of transaction and savings accounts and purchase commercial and residential loans. The deposits associated with these branches total approximately $2.4 billion, while loans total approximately $400 million. The transaction is expected to close late in the second quarter or early third quarter of 2012, subject to customary closing conditions, including regulatory approval.

Divestiture

Tuition Management Systems.    On November 21, 2010, we entered into a definitive agreement to sell substantially all of the net assets of the Tuition Management Systems business (TMS) to a wholly-owned subsidiary of Boston-based First Marblehead Corporation for approximately $47 million in cash. The transaction closed on December 31, 2010. We wrote off $15 million of customer relationship intangible assets in conjunction with this transaction against the purchase price to determine the net gain on sale.

Discontinued operations

Education lending.    In September 2009, we decided to exit the government-guaranteed education lending business. As a result, we have accounted for this business as a discontinued operation.

“Income (loss) from discontinued operations, net of taxes” on the income statement includes (i) the changes in fair value of the assets and liabilities of the education loan securitization trusts and the loans at fair value in portfolio (discussed later in this note), and (ii) the interest income and expense from the loans and the securities of the trusts and the loans at fair value in portfolio. These amounts are shown separately in the following table. Gains and losses attributable to changes in fair value are recorded as a component of noninterest income or expense. Interest income and expense related to the loans and securities are shown as a component of “Net interest income.”

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

Year ended December 31, in millions	2011	2010	2009
Net interest income	$138	$157	$95
Provision for loan and lease losses	113	79	126
Net interest income (expense) after provision for loan and lease losses	25	78	(31)
Noninterest income	(55)	(66)	23
Noninterest expense	39	48	59
Income (loss) before income taxes	(69)	(36)	(67)
Income taxes	(26)	(14)	(25)
Income (loss) from discontinued operations, net of taxes (a)	$(43)	$(22)	$(42)

(a)	Includes after-tax charges of $50 million for 2011, $58 million for 2010, and $59 million for 2009, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

December 31, in millions	2011	2010
Trust loans at fair value	$2,726	$3,125
Portfolio loans at fair value	76	—
Loans, net of unearned income of ($2) and $1	3,010	3,326
Less: Allowance for loan and lease losses	104	114
Net loans	5,708	6,337
Loans held for sale	—	15
Trust accrued income and other assets at fair value	121	169
Total assets	$5,829	$6,521

Trust accrued expense and other liabilities at fair value	$28	$31
Trust securities at fair value	2,522	2,966
Total liabilities	$2,550	$2,997

In the past, as part of our education lending business model, we originated and securitized education loans. The process of securitization involves taking a pool of loans from our balance sheet and selling them to a bankruptcy-remote QSPE, or trust. This trust then issues securities to investors in the capital markets to raise funds to pay for the loans. The interest generated on the loans pays holders of the securities issued. As the transferor, we retain a portion of the risk in the form of a residual interest and also retain the right to service the securitized loans and receive servicing fees.

In June 2009, the FASB issued new consolidation accounting guidance that required us to analyze our existing QSPEs for possible consolidation. We determined that we should consolidate our ten outstanding securitization trusts as of January 1, 2010, since we hold the residual interests and are the master servicer with the power to direct the activities that most significantly influence the economic performance of the trusts.

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $210 million as of December 31, 2011. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

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

During the third quarter of 2011, we corrected an error related to the $45 million cumulative effect adjustment recorded to beginning retained earnings upon consolidation of the education loan securitization trusts on January 1, 2010. Deferred taxes had not been appropriately recognized for the assets and liabilities of the trusts consolidated which were accounted for at fair value for book purposes but not for tax. We assessed the materiality of the error in accordance with the applicable SEC guidance and concluded that the error was not material, individually or in the aggregate, to our financial position for any prior period or the quarter ending September 30, 2011, to trends for those periods affected, or to a fair presentaion of our financial statements for those periods. The error had no impact on our results of operations. Accordingly, results for periods prior to the quarter ending September 30, 2011 were not restated. Instead, accrued income and other assets and retained earnings were reduced by $30 million to correct this error in the third quarter of 2011.

On September 27, 2011, we purchased the government-guaranteed loans from one of the education loan securitization trusts pursuant to the legal terms of the particular trust. The trust used the cash proceeds from the sale of these loans to retire the outstanding securities related to these government-guaranteed loans. This particular trust remains in existence and continues to maintain the private education loan portfolio and has securities related to these loans outstanding. The government-guaranteed loans we purchased are held as portfolio loans and continue to be accounted for at fair value. For the third quarter of 2011, the loans purchased from the trust that are held in portfolio at fair value were valued based on the purchase price of these loans as determined in accordance with the legal terms of this particular trust and are considered to be Level 3 assets.

At December 31, 2011, the primary economic assumptions used to measure the fair value of the assets and liabilities of the trusts are shown in the following table. The fair value of the assets and liabilities of the trusts is determined by calculating the present value of the future expected cash flows. Those cash flows are affected by the following economic assumptions at December 31, 2011. We rely on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts because observable market data is not available.

December 31, 2011 dollars in millions
Weighted-average life (years)	1.4 - 5.9
PREPAYMENT SPEED ASSUMPTIONS (ANNUAL RATE)	4.00 - 26.00%
EXPECTED CREDIT LOSSES	2.00 - 80.00%
LOAN DISCOUNT RATES (ANNUAL RATE)	2.57 - 10.59%
SECURITY DISCOUNT RATES (ANNUAL RATE)	2.28 - 9.60%
EXPECTED DEFAULTS (STATIC RATE)	3.75 - 40.00%

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of December 31, 2011. At December 31, 2011, loans held by the trusts with unpaid principal balances of $42 million ($39 million on a fair value basis) and portfolio loans at fair value with unpaid principal balances of $2 million ($2 million on a fair value basis) were 90 days or more past due. Loans held by the trusts aggregating $20 million ($19 million on a fair value basis) were in nonaccrual status, while portfolio loans at fair value in nonaccrual status aggregated to less than $1 million on both a contractual amount and fair value basis.

December 31, 2011 in millions	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$73	$76
Trust loans	2,908	2,726
Trust other assets	34	34

LIABILITIES
Trust securities	$2,980	$2,522
Trust other liabilities	28	28

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value, as well as the portfolio loans that are measured at fair value on a recurring basis.

December 31, 2011 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$76	$76
Trust loans	—	—	2,726	2,726
Trust other assets	—	—	34	34
Total assets on a recurring basis at fair value	—	—	$2,836	$2,836

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$2,522	$2,522
Trust other liabilities	—	—	28	28
Total liabilities on a recurring basis at fair value	—	—	$2,550	$2,550

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts for the year ended December 31, 2011.

in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities
Balance at January 1, 2011	—	$3,125	$45	$2,966	$31
Gains (losses) recognized in earnings (a)	$3	26	—	81	—
Purchases	75	—	—	—	—
Sales	—	(75)	—	—	—
Issuances	—	—	—	—	—
Settlements	(2)	(350)	(11)	(525)	(3)
Balance at December 30, 2011	$76	$2,726	$34	$2,522	$28

(a)	Gains (losses) on the Trust Student Loans and Trust Securities were driven primarily by fair value adjustments.

Austin Capital Management, Ltd.    In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result, we have accounted for this business as a discontinued operation.

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

Year ended December 31, in millions	2011	2010	2009
Noninterest income	$1	$5	$26
Intangible assets impairment	—	—	27
Other noninterest expense	2	6	8
Income (loss) before income taxes	(1)	(1)	(9)
Income taxes	—	—	(3)
Income (loss) from discontinued operations, net of taxes	$(1)	$(1)	$(6)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

December 31, in millions	2011	2010
Cash and due from banks	$31	$33
Total assets	$31	$33

Accrued expense and other liabilities	—	$1
Total liabilities	—	$1

Combined discontinued operations. The combined results of the discontinued operations are as follows:

Year ended December 31, in millions	2011	2010	2009
Net interest income	$138	$157	$95
Provision for loan and lease losses	113	79	126
Net interest income (expense) after provision for loan and lease losses	25	78	(31)
Noninterest income	(54)	(61)	49
Intangible assets impairment	—	—	27
Noninterest expense	41	54	67
Income (loss) before income taxes	(70)	(37)	(76)
Income taxes	(26)	(14)	(28)
Income (loss) from discontinued operations, net of taxes (a)	$(44)	$(23)	$(48)

(a)	Includes after-tax charges of $50 million for 2011, $58 million for 2010, and $59 million for 2009, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

December 31, in millions	2011	2010
Cash and due from banks	$31	$33
Trust loans at fair value	2,726	3,125
Portfolio loans at fair value	76	—
Loans, net of unearned income of ($2) and $1	3,010	3,326
Less: Allowance for loan and lease losses	104	114
Net loans	5,708	6,337
Loans held for sale	—	15
Trust accrued income and other assets at fair value	121	169
Total assets	$5,860	$6,554

Trust accrued expense and other liabilities at fair value	$28	$31
Accrued expense and other liabilities	—	1
Trust securities at fair value	2,522	2,966
Total liabilities	$2,550	$2,998

14. Short-Term Borrowings

Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31, dollars in millions	2011	2010	2009
FEDERAL FUNDS PURCHASED
Balance at year end	$25	$32	$160
Average during the year	120	118	143
Maximum month-end balance	844	1,050	214
Weighted-average rate during the year	.13%	.15%	.16%
Weighted-average rate at December 31.08		.14	.11
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$1,686	$2,013	$1,582
Average during the year	1,861	1,926	1,475
Maximum month-end balance	2,286	2,305	1,582
Weighted-average rate during the year	.28%	.32%	.32%
Weighted-average rate at December 31.25		.29	.32
OTHER SHORT-TERM BORROWINGS
Balance at year end	$337	$1,151	$340
Average during the year	619	545	1,907
Maximum month-end balance	1,007	1,151	5,078
Weighted-average rate during the year	1.84%	2.63%	.84%
Weighted-average rate at December 31	1.60	2.64	3.22

Rates exclude the effects of interest rate swaps and caps, which modify the repricing characteristics of certain short-term borrowings. For more information about such financial instruments, see Note 8 (“Derivatives and Hedging Activities”).

As described below and in Note 15, KeyCorp and KeyBank have a number of programs and facilities that support our short-term financing needs. In addition, certain subsidiaries maintain credit facilities with third parties, which provide alternative sources of funding more in keeping with current market conditions. KeyCorp is the guarantor of some of the third-party facilities.

Short-term credit facilities. We maintain cash on deposit in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $2.8 billion, at December 31, 2011, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2011, our unused secured borrowing capacity was $12.3 billion at the Federal Reserve Bank of Cleveland and $6.4 billion at the Federal Home Loan Bank of Cincinnati.

15. Long-Term Debt

The following table presents the components of our long-term debt, net of unamortized discounts and adjustments related to hedging with derivative financial instruments.

December 31, dollars in millions	2011	2010
Senior medium-term notes due through 2015 (a)	$3,074	$2,193
Senior Euro medium-term notes due through 2011 (b)	—	40
1.112% Subordinated notes due 2028 (c)	162	159
6.875% Subordinated notes due 2029 (c)	118	101
7.750% Subordinated notes due 2029(c)	152	129
5.875% Subordinated notes due 2033 (c)	—	128
6.125% Subordinated notes due 2033 (c)	—	61
5.700% Subordinated notes due 2035 (c)	195	196
7.000% Subordinated notes due 2066 (c)	—	197
6.750% Subordinated notes due 2066 (c)	—	329
8.000% Subordinated notes due 2068 (c)	598	597
9.580% Subordinated notes due 2027 (c)	—	21
3.853% Subordinated notes due 2031 (c)	—	20
3.078% Subordinated notes due 2034 (c)	—	10
Total parent company	4,299	4,181
Senior medium-term notes due through 2039 (d)	1,494	1,551
Senior Euro medium-term notes due through 2013 (e)	579	1,118
7.413% Subordinated remarketable notes due 2027 (f)	265	263
7.00% Subordinated notes due 2011 (f)	—	505
7.30% Subordinated notes due 2011 (f)	—	109
5.70% Subordinated notes due 2012 (f)	308	321
5.80% Subordinated notes due 2014 (f)	830	841
4.95% Subordinated notes due 2015 (f)	252	252
5.45% Subordinated notes due 2016 (f)	573	561
5.70% Subordinated notes due 2017 (f)	242	230
4.625% Subordinated notes due 2018 (f)	106	97
6.95% Subordinated notes due 2028 (f)	300	300
Lease financing debt due through 2015 (g)	19	38
Federal Home Loan Bank advances due through 2036 (h)	225	212
Investment Fund Financing due through 2040(i)	28	13
Total subsidiaries	5,221	6,411
Total long-term debt	$9,520	$10,592

We use interest rate swaps and caps, which modify the repricing characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments, see Note 8 (“Derivatives and Hedging Activities”).

(a)	The senior medium-term notes had weighted-average interest rates of 4.49% at December 31, 2011, and 3.77% at December 31, 2010. These notes had a combination of fixed and floating interest rates, and may not be redeemed prior to their maturity dates.

(b)	Senior Euro medium-term notes had weighted-average interest rates of .60% at December 31, 2010. These notes had a floating interest rate based on the three-month LIBOR and may not be redeemed prior to their maturity dates.

(c)	See Note 17 (“Capital Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.

(d)	Senior medium-term notes had weighted-average interest rates of 3.91% at December 31, 2011, and 3.87% at December 31, 2010. These notes had a combination of fixed and floating interest rates, and may not be redeemed prior to their maturity dates.

(e)	Senior Euro medium-term notes had weighted-average interest rates of .59% at December 31, 2011, and .44% at December 31, 2010. These notes had a combination of fixed and floating interest rates based on LIBOR, and may not be redeemed prior to their maturity dates.

(f)	These notes are all obligations of KeyBank. Only the subordinated remarketable notes due 2027 may be redeemed prior to their maturity dates.

(g)	Lease financing debt had weighted-average interest rates of 5.44% at December 31, 2011, and 5.89% at December 31, 2010. This category of debt consists primarily of nonrecourse debt collateralized by leased equipment under operating, direct financing and sales-type leases.

(h)	Long-term advances from the Federal Home Loan Bank had weighted-average interest rates of 3.75% at December 31, 2011 and 4.08% at December 31, 2010. These advances, which had a combination of fixed and floating interest rates, were secured by real estate loans and securities totaling $428 million at December 31, 2011, and $335 million at December 31, 2010.

(i)	Investment Fund Financing had a weighted-average interest rate of 2.30% at December 31, 2011.

At December 31, 2011, scheduled principal payments on long-term debt were as follows:

in millions	Parent	Subsidiaries	Total
2012	$438	$2,256	$2,694
2013	762	37	799
2014	—	842	842
2015	766	407	1,173
2016	—	613	613
All subsequent years	2,333	1,066	3,399

As described below, KeyCorp and KeyBank have a number of programs that support our long-term financing needs.

Bank note program. KeyBank’s note program allows for the issuance of up to $20 billion of notes. These notes may have original maturities from thirty days up to thirty years. During 2011, KeyBank did not issue any notes under this program. At December 31, 2011, $16.5 billion was available for future issuance. Amounts outstanding under this program are classified as “long-term debt” on the balance sheet.

Euro medium-term note program. Under our Euro medium-term note program, KeyCorp and KeyBank may, subject to the completion of certain filings, issue both long- and short-term debt of up to $10 billion in the aggregate ($9 billion by KeyBank and $1 billion by KeyCorp). The notes are offered exclusively to non-U.S. investors, and can be denominated in U.S. dollars or foreign currencies. We did not issue any notes under this program during 2011. At December 31, 2011, $9.4 billion was available for future issuance. Amounts outstanding under this program are classified as “long-term debt” on the balance sheet.

KeyCorp shelf registration, including medium-term note program. In June 2011, KeyCorp filed an updated shelf registration statement with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. During the same month, KeyCorp renewed a medium-term note program that permits KeyCorp to issue notes with original maturities of nine months or more. Under this program, KeyCorp issued $750 million of medium-term fixed-rate senior notes during 2010 and an additional $1.0 billion of securities during March 2011. The successful 2010 and 2011 issuances demonstrated our ability to access the wholesale funding markets. At December 31, 2011, KeyCorp had authorized and available for issuance up to $1.6 billion of additional debt securities under the medium-term note program.

In March 2011, KeyCorp issued $625 million in aggregate gross proceeds of Common Shares, pursuant to the KeyCorp shelf registration in an underwritten offering. KeyCorp’s Board of Directors has authorized an equity shelf program pursuant to which we may conduct “at-the-market” offerings of our Common Shares. This program serves as an available source of liquidity, subject to Board approval for future issuances of Common Shares and after the completion of certain supplemental SEC filings. In May 2009, we commenced a public “at-the-market” offering of up to $750 million in aggregate gross proceeds of Common Shares, but subsequently increased the aggregate gross sales price of the Common Shares to be issued to $1 billion. In June 2009, we announced that we had successfully issued all $1 billion and successfully sold the full amount. Altogether, we issued 205,438,975 shares at an average price of $4.87 per share and raised a total of $987 million in net proceeds in such “at the market” offering.

KeyCorp also maintains a shelf registration for the issuance of capital securities or preferred stock, which serves as an additional source of liquidity. At December 31, 2011, KeyCorp had authorized and available for issuance up to $1.3 billion of preferred stock or capital securities.

16. Commitments, Contingent Liabilities and Guarantees

Obligations under Noncancelable Leases

We are obligated under various noncancelable operating leases for land, buildings and other property, consisting principally of data processing equipment. Rental expense under all operating leases totaled $120 million in 2011, $124 million in 2010 and $119 million in 2009. Minimum future rental payments under noncancelable operating leases at December 31, 2011, are as follows: 2012 — $115 million; 2013 — $114 million; 2014 — $110 million; 2015 — $103 million; 2016 — $86 million; all subsequent years — $306 million.

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

Loan commitments involve credit risk not reflected on our balance sheet. We mitigate exposure to credit risk with internal controls that guide how we review and approve applications for credit, establish credit limits and, when necessary, demand collateral. In particular, we evaluate the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjust the allowance for credit losses on lending-related commitments. Additional information pertaining to this allowance is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Liability for Credit Losses on Lending-Related Commitments,” and in Note 5 (“Asset Quality”).

The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments as of December 31, 2011, and 2010. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the outstanding loan.

December 31, in millions	2011	2010
Loan commitments:
Commercial and other	$19,813	$18,523
Home equity	7,366	7,656
Commercial real estate and construction	1,256	1,058
Total loan commitments	28,435	27,237
When-issued and to be announced
securities commitments	117	177
Commercial letters of credit	124	96
Principal investing commitments	123	200
Liabilities of certain limited partnerships and other commitments	115	44
Total loan and other commitments	$28,914	$27,754

Legal Proceedings

Austin Related Claims.

Madoff-related claims. As previously reported, Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controlled. The investment losses borne by Austin’s funds stem from investments in certain Madoff-advised

“hedge” funds. Several lawsuits, including putative class actions and direct actions, and an arbitration proceeding, are pending against Austin, KeyCorp, Victory Capital Management and certain employees and former employees of Key alleging various claims (collectively the “KeyCorp defendants”), including negligence, fraud, breach of fiduciary duties, and violations of federal securities laws and ERISA. Additionally, an informal demand asserted against Austin seeks recovery related to certain redemptions of investments made by Austin funds in Madoff-advised “hedge” funds prior to the revelation of Madoff’s crimes. The lawsuits have been consolidated into one action styled In re Austin Capital Management, Ltd., Securities & Employee Retirement Income Security Act (ERISA) Litigation (“Austin MDL”) pending in federal court in New York. The KeyCorp defendants’ motion to dismiss the consolidated amended complaint is pending in the Austin MDL. The arbitration proceeding remains in abeyance.

Also pending is a qui tam action (brought by a plaintiff to recover on behalf of the state as well as for himself) against Austin, Victory Capital Management, and KeyCorp as well as certain employees and former employees of Key in state court in New Mexico seeking recovery under New Mexico law for alleged losses sustained by certain New Mexico public investment funds.

Acquisition-related claim. KeyCorp is named as a defendant in an action filed in June 2011 by the former owners of Austin in the United States District Court for the Northern District of Ohio. This lawsuit seeks recovery for breach of contract and related claims. The acquisition-related lawsuit concerns an alleged breach of contract by KeyCorp of the purchase and sale agreement between the plaintiffs and KeyCorp, which related to our original purchase of Austin. On July 22, 2011 KeyCorp filed a motion to dismiss, which remains pending.

The costs associated with the Austin-related proceedings are expected to be significant, and we have established reserves for our legal costs in the proceedings, consistent with applicable accounting guidance and the advice of our counsel. At this early stage of the proceedings, however, we are unable to determine if the Madoff-related claims and the acquisition-related lawsuit, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our consolidated results of operations. We strongly disagree with the allegations asserted against us in these matters, and intend to vigorously defend them.

The Madoff-related litigation proceedings and arbitration proceeding as well as the Taylor litigation proceedings (discussed below) are claims made under the same policy year for insurance purposes. Based upon the information currently available to us, including the advice of counsel, we believe that if we were to incur any liability for such litigation proceedings and arbitration proceeding, it should be covered under the terms and conditions of our insurance policy, subject to a $25 million self-insurance deductible and usual policy exceptions and limits.

In April 2009, we decided to wind down Austin’s operations and determined that the related exit costs would not be material. Information regarding the Austin discontinued operations is included in Note 13 (“Acquisition, Divestiture and Discontinued Operations”).

Monday litigation. Plaintiffs in the shareholder derivative lawsuit captioned Warren Monday, et al., v. Henry L. Meyer III, et al. (“Monday”), pending in the United States District Court, Northern District of Ohio (“Ohio federal court”), filed in February 2011 a consolidated amended complaint asserting claims under federal and state law against various current and former directors and officers of KeyCorp, including claims for violation of section 10(b) and section 20(A) of the Exchange Act of 1934, as amended, breach of fiduciary duty, corporate waste, and unjust enrichment. These claims relate to previously made allegations and relief sought concerning the leveraged leasing transactions and the tax consequences of those transactions. The consolidated amended complaint challenges the disclosures and accounting for such transactions. On November 29, 2011, the court granted defendants’ motion to dismiss the consolidated amended complaint. On December 29, 2011, plaintiffs filed a notice of appeal relating to the court’s order of dismissal.

Taylor and Metyk litigation. KeyCorp and certain of our directors and employees were named as defendants in two putative class actions filed in Ohio federal court styled: Taylor v. KeyCorp, et al., and Wildes v. KeyCorp, et al. The plaintiffs in these cases seek to represent a class of all participants in our 401(k) Savings Plan and allege that the defendants in the lawsuit breached fiduciary duties owed to them under ERISA. These cases have been substantively consolidated with each other and are proceeding styled Taylor v. KeyCorp, et al. (“Taylor”). Plaintiffs’ consolidated complaint continues to name certain employees as defendants but no longer names any outside directors. Following briefing and argument on our motion to dismiss, the court dismissed Taylor on August 12, 2010. As previously reported, Plaintiffs filed a Notice of Appeal, and we filed a Cross-Appeal, both of which remain pending.

Following the Court’s dismissal of Taylor, two putative class action cases with similar allegations and causes of action were filed on September 21, 2010 in Ohio federal court. These two putative class action lawsuits were substantively consolidated with each other and are proceeding styled Thomas J. Metyk, et al., v. KeyCorp, et al. (“Metyk”). Metyk has been stayed due to the pendency of the appeals in Taylor. We strongly disagree with the allegations asserted against us in the Taylor and Metyk actions, and intend to vigorously defend against them.

Checking Account Overdraft Litigation. KeyBank was named a defendant in a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The complaint alleges that KeyBank unfairly manipulates customer transactions to maximize the number of overdraft charges. The claims asserted against KeyBank include breach of contract and breach of covenant of good faith and fair dealing, common law unconscionability, conversion, unjust enrichment and violation of the Washington Consumer Protection Act. Plaintiffs seek restitution and disgorgement of overdraft fees paid by plaintiffs since February 2004 as a result of the manipulation of customer transactions, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the court. The case was transferred and consolidated for purposes of pretrial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida. KeyBank filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit in regard to the denial of KeyBank’s motion to compel arbitration. The case is currently stayed as to KeyBank pending the appeal. At this stage of the proceedings it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

Other litigation. In the ordinary course of business, we are subject to various other litigation, investigations and administrative proceedings. These other matters may involve claims for substantial monetary relief. Due to the complex nature of these various other matters, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information presently known to us, we do not believe there is any other matter to which we are a party, or involving any of our properties that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial condition.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2011. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees.”

December 31, 2011 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded
Financial guarantees:
Standby letters of credit	$10,057	$53
Recourse agreement with FNMA	891	11
Return guarantee agreement with LIHTC investors	54	54
Written put options (a)	1,817	48
Default guarantees	73	2
Total	$12,892	$168

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2011, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2011, our standby letters of credit had a remaining weighted-average life of 2.9 years, with remaining actual lives ranging from less than one year to as many as seven years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At December 31, 2011, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of six years, and the unpaid principal balance outstanding of loans sold by us as a participant was $2.8 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at December 31, 2011. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

Return guarantee agreement with LIHTC investors. KAHC, a subsidiary of KeyBank, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal low income housing tax credits under Section 42 of the Internal Revenue Code. In certain partnerships, investors paid a fee to KAHC for a guaranteed return that is based on the financial performance of the property and the property’s confirmed LIHTC status throughout a fifteen-year compliance period. Typically, KAHC fulfills these guaranteed returns by distributing tax credits and deductions associated with the specific properties. If KAHC defaults on its obligation to provide the guaranteed return, KeyBank is obligated to make any necessary payments to investors. No recourse or collateral is available to offset our guarantee obligation other than the underlying income stream from the properties and the residual value of the operating partnership interests.

As shown in the previous table, KAHC maintained a reserve in the amount of $54 million at December 31, 2011, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments. A majority of these payments are due and payable within the next twelve months.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 11 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At December 31, 2011, our written put options had an average life of 1.8 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability or an equity security that the client holds (i.e., the commercial loan client). We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 8.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: either the risk profile of the debtor should provide an investment return, or we are supporting our underlying investment in the debtor. The terms of these default guarantees range from less than one year to as many as seven years; some default guarantees do not have a contractual end date. Although no collateral is held, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships.

Liquidity facilities that support asset-backed commercial paper conduits. At December 31, 2011, we had one liquidity facility remaining outstanding with an unconsolidated third-party commercial paper conduit. This liquidity facility, which will expire by May 31, 2013, obligates us to provide aggregate funding of up to $51 million in the event that a credit market disruption or other factors prevent the conduit from issuing commercial paper. The aggregate amount available to be drawn, which is based on the amount of the conduit’s current commitments to borrowers, totaled $25 million at December 31, 2011. We periodically evaluate our commitment to provide liquidity.

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

Our mandatorily redeemable preferred capital securities currently constitute Tier 1 capital for regulatory reporting purposes, and have the same federal tax advantages as debt.

Beginning March 31, 2011, a new rule adopted by the Federal Reserve allows BHCs to continue to treat capital securities as Tier 1 capital but imposes stricter quantitative limits. This rule did not have a material effect on our financial condition.

The Dodd-Frank Act changes the regulatory capital standards that apply to BHCs by requiring the phase-out of the treatment of capital securities and cumulative preferred securities as Tier 1 eligible capital. This three-year phase-out period, which commences January 1, 2013, ultimately will require us to treat our mandatorily redeemable preferred capital securities as Tier 2 capital. Generally speaking, these changes take the leverage and risk-based capital requirements that apply to depository institutions and apply them to BHCs, savings and loan companies, and nonbank financial companies identified as systemically important. In January 2012 as part of a related notice of proposed rulemaking, the Federal Reserve indicated that it is in the process of developing a rulemaking with other agencies to implement Basel III (which will also implement the referenced provisions of the Dodd-Frank Act as well). Accordingly, a notice of proposed rulemaking is expected in the first half of 2012. We anticipate that the rulemaking will provide additional clarity to the regulatory capital guidelines applicable to BHCs, such as Key.

As of December 31, 2011, the capital securities issued by the KeyCorp capital trusts represent $1 billion or 10.40% of our total qualifying Tier 1 capital, net of goodwill.

The capital securities, common stock and related debentures are summarized as follows:

dollars in millions	Capital Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Capital Securities and Debentures (c)	Maturity of Capital Securities and Debentures
December 31, 2011
KeyCorp Capital I	$156	$6	$162	1.112%	2028
KeyCorp Capital II	114	4	118	6.875	2029
KeyCorp Capital III	148	4	152	7.750	2029
KeyCorp Capital VII	190	5	195	5.700	2035
KeyCorp Capital X (d)	598	—	598	8.000	2068
Total	$1,206	$19	$1,225	6.610%	—

December 31, 2010	$1,797	$26	$1,948	6.546%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Certain capital securities include basis adjustments related to fair value hedges totaling $160 million at December 31, 2011, and $6 million at December 31, 2010. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem our debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); July 16, 1999 (for debentures owned by KeyCorp Capital III); March 15, 2013 (for debentures owned by KeyCorp Capital X); and (ii) in whole at any time within 90 days after and during the continuation of: a “tax event,” a “capital treatment event”, and an “investment company event,” with respect to KeyCorp Capital VII and X only; and with respect to KeyCorp Capital X only a “rating agency event” (as each is defined in the applicable indenture). If the debentures purchased by KeyCorp Capital I, KeyCorp Capital VII and KeyCorp Capital X are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. However, in the event KeyCorp Capital X is redeemed prior to March 15, 2013 and within 90 days of a “rating agency event” (as defined in the applicable indenture), a “make whole redemption price” is applied upon such redemption to KeyCorp Capital X securities. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of debentures shown above includes adjustments related to hedging with financial instruments totaling $160 million at December 31, 2011, and $131 million at December 31, 2010.

(c)	The interest rates for KeyCorp Capital II, KeyCorp Capital III, KeyCorp Capital VII, and KeyCorp Capital X are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. The total interest rates are weighted-average rates.

(d)	In connection with each of these issuances of capital securities, KeyCorp entered into a replacement capital covenant (“RCC”). Should KeyCorp redeem or purchase these securities or related subordinated debentures, absent receipt of consent from the holders of the “Covered Debt” or certain limited exceptions, KeyCorp would need to comply with the applicable RCC.

In August 2011, KeyCorp repurchased $23 million of capital securities issued by KeyCorp Capital VII. KeyCorp redeemed the following capital securities in full on the respective dates noted:

Issuer	Repurchase or redemption date
KeyCorp Capital V	September 1, 2011
KeyCorp Capital VI	September 1, 2011
KeyCorp Capital VIII	September 1, 2011
Union State Capital I	September 1, 2011
Union State Statutory Trust IV	October 7, 2011
Union State Statutory Trust II	October 31, 2011
KeyCorp Capital IX	December 15, 2011

18. Stock-Based Compensation

We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $45 million for 2011, $55 million for 2010 and $54 million for 2009. The total income tax benefit recognized in the income statement for these plans was $17 million for 2011, $21 million for 2010 and $20 million for 2009. Stock-based compensation expense related to awards granted to employees is recorded in “personnel expense” on the income statement; compensation expense related to awards granted to directors is recorded in “other expense.”

Our compensation plans allow us to grant stock options, restricted stock, performance shares, discounted stock purchases and deferred compensation to eligible employees and directors. At December 31, 2011, we had 29,250,626 Common Shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of Key’s Board of Directors, we may not grant options to purchase Common Shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding Common Shares in any rolling three-year period.

Stock Option Plans

Stock options granted to employees generally become exercisable at the rate of 25% per year for those granted in 2011 and at the rate of 33-1/3% per year for those granted in years prior to 2011 beginning one year from their grant date; options expire no later than ten years from their grant date. The exercise price is the closing price of our Common Shares on the date of grant.

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

The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2011, 2010 and 2009 are shown in the following table.

Year ended December 31,	2011	2010	2009
Average option life	6.2 years	6.1 years	6.0 years
Future dividend yield	.43%	.48%	.72%
Historical share price volatility	.479	.473	.460
Weighted-average risk-free interest rate	2.6%	2.2%	3.0%

The Compensation and Organization Committee approves all stock option grants. The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2011.

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life (Years)	Aggregate Intrinsic Value	(a)
Outstanding at December 31, 2010	32,982,923	$22.97
Granted	3,683,051	8.87
Exercised	(121,089)	5.55
Lapsed or canceled	(3,612,267)	26.27
Outstanding at December 31, 2011	32,932,618	$21.12	5.0	$8

Expected to vest	5,747,983	$8.29	8.7	$2
Exercisable at December 31, 2011	26,456,386	$24.25	4.1	$7

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. At December 31, 2011, the fair value of the underlying stock was less than the weighted-average exercise price per option.

The weighted-average grant-date fair value of options was $4.11 for options granted during 2011, $3.71 for options granted during 2010 and $2.37 for options granted during 2009. 121,089 and 79,786 stock options were exercised in 2011 and 2010, respectively. The aggregate intrinsic value of exercised options for 2011 and 2010 was $.3 million and $.2 million, respectively. No options were exercised during 2009. As of December 31, 2011, unrecognized compensation cost related to nonvested options expected to vest under the plans totaled $9 million. We expect to recognize this cost over a weighted-average period of 2.6 years.

Cash received from options exercised for 2011 and 2010 was $.7 million and $.4 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $.1 million for both 2011 and 2010.

Long-Term Incentive Compensation Program

Our Long-Term Incentive Compensation Program (the “Program”) rewards senior executives critical to our long-term financial success; and covers three-year performance cycles, with a new cycle beginning each year. Awards are granted in a variety of forms:

¿	deferred cash payments;

¿	time-lapsed restricted stock, which generally vests after the end of the three-year or four-year cycle as applicable for which it was granted;

¿	performance-based restricted stock, which will not vest unless Key attains defined performance levels;

¿	performance shares payable in stock, which will not vest unless Key attains defined performance levels; and

¿	performance shares payable in cash, which will not vest unless Key attains defined performance levels.

During 2011, 2010 and 2009, we did not pay cash awards in connection with vested performance shares.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2011.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2010	1,594,104	$10.32	1,892,176	$8.76
Granted	3,321,443	9.23	1,061,987	8.79
Vested	(359,472)	22.58	(365,449)	5.36
Forfeited	(232,104)	8.40	(1,526,727)	8.76
Outstanding at December 31, 2011	4,323,971	$8.57	1,061,987	$8.78

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

The weighted-average grant-date fair value of awards granted under the Program was $9.12 during 2011, $6.74 during 2010 and $6.56 during 2009. As of December 31, 2011, unrecognized compensation cost related to nonvested shares expected to vest under the Program totaled $28 million. We expect to recognize this cost over a weighted-average period of 2.8 years. The total fair value of shares vested was $10 million during 2011, $7 million during 2010 and $2 million during 2009.

Other Restricted Stock Awards

We also may grant, upon approval by the Compensation and Organization Committee, other time-lapsed restricted stock awards under various programs to recognize outstanding performance. At December 31, 2011, 2,062,679 of the nonvested shares shown in the table below relate to February 2010 and March 2009 grants of time-lapsed restricted stock to qualifying executives. These awards generally vest after three years of service.

The following table summarizes activity and pricing information for the nonvested shares granted under these restricted stock awards for the year ended December 31, 2011.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2010	5,461,855	$9.06
Granted	937,419	9.25
Vested	(2,540,615)	11.30
Forfeited	(171,875)	8.71
Outstanding at December 31, 2011	3,686,784	$7.58

The weighted-average grant-date fair value of awards granted was $9.25 during 2011, $6.96 during 2010 and $6.44 during 2009. As of December 31, 2011, unrecognized compensation cost related to nonvested restricted stock expected to vest under these special awards totaled $9 million. We expect to recognize this cost over a weighted-average period of 1.7 years. The total fair value of restricted stock vested was $29 million during 2011, $23 million during 2010, and $3 million during 2009.

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

Several of our deferred compensation arrangements allow participants to redirect deferrals from Common Shares into other investments that provide for distributions payable in cash. We account for these participant-directed deferred compensation arrangements as stock-based liabilities and re-measure the related compensation cost based on the most recent fair value of our Common Shares. The compensation cost of all other nonparticipant-directed deferrals is measured based on the closing price of our Common Shares on the deferral date. We did not pay any stock-based liabilities during 2011, 2010 or 2009.

The following table summarizes activity and pricing information for the nonvested shares in our deferred compensation plans for the year ended December 31, 2011.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2010	890,939	$8.00
Granted	1,104,820	8.03
Dividend equivalents	52,724	7.29
Vested	(655,981)	8.73
Forfeited	(54,177)	7.97
Outstanding at December 31, 2011	1,338,325	$7.64

The weighted-average grant-date fair value of awards granted was $8.03 during 2011, $7.93 during 2010 and $6.83 during 2009. As of December 31, 2011, unrecognized compensation cost related to nonvested shares expected to vest under our deferred compensation plans totaled $4 million. We expect to recognize this cost over a weighted-average period of 1.8 years. The total fair value of shares vested was $5 million during 2011, $6 million during 2010 and $6 million during 2009. Dividend equivalents presented in the preceding table represent the value of dividends accumulated during the vesting period.

Discounted Stock Purchase Plan

Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our Common Shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we acquire shares on the open market on or around the fifteenth day of the month following the month employee payments are received. We issued 297,091 shares at a weighted-average cost of $7.71 during 2011, 241,445 shares at a weighted-average cost of $7.69 during 2010 and 371,417 shares at a weighted-average cost of $6.31 during 2009.

Information pertaining to our method of accounting for stock-based compensation is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Stock-Based Compensation.”

19. Employee Benefits

In accordance with the applicable accounting guidance for defined benefit and other postretirement plans, we measure plan assets and liabilities as of the end of the fiscal year.

Pension Plans

Effective December 31, 2009, we amended our cash balance pension plan to freeze all benefit accruals and close the plans to new employees. We will continue to credit participants’ existing account balances for interest until they receive their plan benefits. We changed certain pension plan assumptions after freezing the plans.

Pre-tax AOCI not yet recognized as net pension cost was $634 million at December 31, 2011, and $525 million at December 31, 2010, consisting entirely of net unrecognized losses. During 2012, we expect to recognize $16 million of net unrecognized losses in pre-tax AOCI as net pension cost.

The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31, in millions	2011	2010	2009
Service cost of benefits earned	—	—	$50
Interest cost on PBO	$57	$60	58
Expected return on plan assets	(81)	(72)	(65)
Amortization of prior service cost	—	—	1
Amortization of losses	11	12	42
Curtailment loss (gain)	—	—	5
Net pension cost	$(13)	—	$91

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost due to curtailment	—	—	$(5)
Net loss (gain)	$120	$54	28
Prior service cost (benefit)	—	—	(1)
Amortization of losses	(11)	(12)	(42)
Total recognized in comprehensive income	$109	$42	$(20)

Total recognized in net pension cost and comprehensive income	$96	$42	$71

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2011, and 2010.

The following table summarizes changes in the PBO related to our pension plans.

Year ended December 31, in millions	2011	2010
PBO at beginning of year	$1,250	$1,202
Interest cost	57	60
Actuarial losses (gains)	9	79
Benefit payments	(88)	(91)
PBO at end of year	$1,228	$1,250

The following table summarizes changes in the FVA.

Year ended December 31, in millions	2011	2010
FVA at beginning of year	$914	$839
Actual return on plan assets	(29)	96
Employer contributions	121	70
Benefit payments	(88)	(91)
FVA at end of year	$918	$914

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2011, and 2010.

December 31, in millions	2011	2010
Funded status (a)	$(310)	$(336)

Net prepaid pension cost recognized consists of:
Current liabilities	$(14)	$(14)
Noncurrent liabilities	(296)	(322)
Net prepaid pension cost recognized (b)	$(310)	$(336)

(a)	The shortage of the FVA under the PBO.

(b)	Represents the accrued benefit liability of the pension plans.

At December 31, 2011, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2012. We also do not expect to make any significant discretionary contributions during 2012.

At December 31, 2011, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2012 — $108 million; 2013 — $104 million; 2014 — $98 million; 2015 — $93 million; 2016 — $90 million; and $404 million in the aggregate from 2017 through 2021.

The ABO for all of our pension plans was $1.2 billion at December 31, 2011 and 2010. As indicated in the table below, all of our plans had an ABO in excess of plan assets as follows:

December 31,
in millions	2011	2010
PBO	$1,228	$1,250
ABO	1,225	1,248
Fair value of plan assets	918	914

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2011	2010
Discount rate	4.00%	4.75%
Compensation increase rate	N/A	N/A

To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2011	2010	2009
Discount rate	4.75%	5.25%	5.75%
Compensation increase rate	N/A	N/A	4.00
Expected return on plan assets	7.75	8.25	8.25

We estimate that we will recognize a $7 million credit in net pension cost for 2012, compared to a $13 million credit for 2011 and a net pension cost of zero for 2010. Costs will increase in 2012 due primarily to a 50 basis point decrease in the assumed expected return on plan assets. Costs declined in 2011 as plan assets increased due to our contributions and assumed market-related gains. Costs declined in 2010 primarily because we amended all pension plans to freeze benefits effective December 31, 2009, and as a result changed certain pension plan assumptions.

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

We estimate that a 25 basis point increase or decrease in the expected return on plan assets would either decrease or increase, respectively, our net pension cost for 2012 by approximately $2 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2012 by approximately $1 million.

We determine the assumed discount rate based on the rate of return on a hypothetical portfolio of high quality corporate bonds with interest rates and maturities that provide the necessary cash flows to pay benefits when due.

The expected return on plan assets is determined by considering a number of factors, the most significant of which are:

¿

Our expectations for returns on plan assets over the long term, weighted for the investment mix of the assets. These expectations consider, among other factors, historical capital market returns of equity, fixed income, convertible and other securities, and forecasted returns that are modeled under various economic scenarios.

¿

Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 7.75% for 2011 and 8.25% for 2010 and 2009. However, as part of an annual reassessment of current and expected future capital market returns, we deemed a rate of 7.25% to be more appropriate in estimating 2012 pension cost. This change will increase 2012 net pension cost by approximately $5 million.

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

Asset Class	Target Allocation 2011
Equity securities	46%
Fixed income securities	28
Convertible securities	5
Other assets	21

Total	100%

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

Debt securities. Substantially all debt securities are investment grade and include domestic- and foreign-issued corporate bonds and U.S. government and agency bonds. These securities are valued using evaluated prices based on observable inputs, such as dealer quotes, available trade information, spreads, bids and offers, prepayment speeds, U.S. Treasury curves and interest rate movements, and are classified as Level 2.

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

The following tables show the fair values of our pension plan assets by asset category at December 31, 2011 and 2010.

December 31, 2011
in millions	Level 1	Level 2	Level 3	Total
ASSET CATEGORY
Equity securities:
U.S.	$336	—	—	$336
International	39	—	—	39
Emerging markets	1	—	—	1
Fixed income securities:
Corporate bonds — U.S.	—	$70	—	70
Corporate bonds — International	—	7	—	7
Government and agency bonds — U.S.	—	73	—	73
Government bonds — International	—	3	—	3
Convertible bonds — U.S.	—	1	—	1
Mutual funds:
U.S. equity	11	—	—	11
International equity	149	1	—	150
Fixed income — U.S.	4	—	—	4
Fixed income — International	2	—	—	2
Government and agency bonds — U.S.	72	—	—	72
Common trust funds:
U.S. equity	—	21	—	21
Fixed income securities	—	4	—	4
Convertible securities	—	44	—	44
Short-term investments	—	40	—	40
Emerging markets	—	24	—	24
Insurance company contracts	—	—	$12	12
Multi-strategy investment funds	—	—	4	4

Total net assets at fair value	$614	$288	$16	$918

December 31, 2010
in millions	Level 1	Level 2	Level 3	Total
ASSET CATEGORY
Equity securities:
U.S.	$376	—	—	$376
International	42	—	—	42
Emerging markets	1	—	—	1
Fixed income securities:
Corporate bonds — U.S.	—	$58	—	58
Corporate bonds — International	—	5	—	5
Government and agency bonds — U.S.	—	75	—	75
Government bonds — International	—	2	—	2
Convertible bonds — U.S.	—	2	—	2
Mutual funds:
International equity	133	—	—	133
Government and agency bonds — U.S.	53	—	—	53
Common trust funds:
U.S. equity	—	27	—	27
Fixed income securities	—	11	—	11
Convertible securities	—	45	—	45
Short-term investments	—	43	—	43
Emerging markets	—	24	—	24
Insurance company contracts	—	—	$11	11
Multi-strategy investment funds	—	—	6	6

Total net assets at fair value	$605	$292	$17	$914

The following table shows the changes in the fair values of our Level 3 plan assets for the years ended December 31, 2011, and 2010.

in millions	Insurance Company Contracts	Multi- Strategy Investment Funds	Total
Balance at December 31, 2009	$11	$26	$37
Purchases, sales and settlements, net	—	(20)	(20)

Balance at December 31, 2010	$11	$6	$17
Actual return on plan assets:
Relating to assets held at reporting date	1	3	4
Relating to assets sold during the period	—	(4)	(4)
Sales	—	(1)	(1)

Balance at December 31, 2011	$12	$4	$16

Other Postretirement Benefit Plans

We sponsor a retiree healthcare plan in which all employees age 55 with five years of service (or employees age 50 with 15 years of service who are terminated under conditions that entitle them to a severance benefit) are eligible to participate. Participant contributions are adjusted annually. Key may provide a subsidy towards the cost of coverage for certain employees hired before 2001 with a minimum of 15 years of service at the time of termination. We also maintain a death benefit plan that provides a death benefit for a very limited number of (i) former Key employees who retired from their employment with Key prior to 1994, (ii) former Key employees who elect a grandfathered pension benefit under the KeyCorp Cash Balance Pension Plan, and (iii) Key employees who otherwise were provided a historical death benefit at the time of their termination. The death benefit plan is noncontributory. We use separate VEBA trusts to fund the healthcare plan and the death benefit plan.

The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,

in millions	2011	2010
Net unrecognized losses (gains)	$8	—
Net unrecognized prior service benefit	(8)	$(9)

Total unrecognized AOCI	—	$(9)

During 2012, we expect to recognize $1 million of pre-tax AOCI resulting from prior service benefits as a reduction of other postretirement benefit cost.

The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,

in millions	2011	2010	2009
Service cost of benefits earned	$1	$1	$1
Interest cost on APBO	3	3	4
Expected return on plan assets	(3)	(3)	(3)
Amortization of prior service cost	(1)	(1)	(1)

Net postretirement benefit cost	—	—	$1

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$8	$1	$(4)
Prior service cost (benefit)	—	—	2
Amortization of prior service cost	1	1	1
Total recognized in comprehensive income	$9	$2	$(1)

Total recognized in net postretirement benefit cost and comprehensive income	$9	$2	—

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2011, and 2010.

The following table summarizes changes in the APBO.

Year ended December 31,

in millions	2011	2010
APBO at beginning of year	$75	$72
Service cost	1	1
Interest cost	3	3
Plan participants’ contributions	5	5
Actuarial losses (gains)	3	5
Benefit payments	(8)	(11)
Medicare retiree drug subsidy	2	—

APBO at end of year	$81	$75

The following table summarizes changes in FVA.

Year ended December 31,

in millions	2011	2010
FVA at beginning of year	$61	$58
Employer contributions	1	1
Plan participants’ contributions	5	5
Benefit payments	(8)	(11)
Actual return on plan assets	(2)	8

FVA at end of year	$57	$61

The following table summarizes the funded status of the postretirement plans, which equals the amounts recognized in the balance sheets at December 31, 2011, and 2010.

December 31,

in millions	2011	2010
Funded status (a)	$(24)	$(14)
Accrued postretirement benefit cost recognized(b)	(24)	(14)

(a)	The shortage of the FVA under the APBO.

(b)	Consists entirely of noncurrent liabilities.

There are no regulations that require contributions to the VEBA trusts that fund some of our benefit plans. Consequently, there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trusts, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2012, if any, will be minimal.

At December 31, 2011, we expect to pay the benefits from all funded and unfunded other postretirement plans as follows: 2012 — $6 million; 2013 — $6 million; 2014 — $6 million; 2015 — $6 million; 2016 — $6 million; and $27 million in the aggregate from 2017 through 2021.

To determine the APBO, we assumed weighted-average discount rates of 4.00% at December 31, 2011, and 4.75% at December 31, 2010.

To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2011	2010	2009
Discount rate	4.75%	5.25%	5.75%
Expected return on plan assets	5.45	5.46	5.48

The realized net investment income for the postretirement healthcare plan VEBA trust is subject to federal income taxes, which are reflected in the weighted-average expected return on plan assets shown above.

Our assumptions regarding healthcare cost trend rates are as follows:

December 31,	2011	2010
Healthcare cost trend rate assumed for the next year:
Under age 65	8.50%	8.00%
Age 65 and over	N/A	N/A
Rate to which the cost trend rate is assumed to decline	5.00	5.00
Year that the rate reaches the ultimate trend rate	2019	2019

Increasing or decreasing the assumed healthcare cost trend rate by one percentage point each future year would not have a material impact on net postretirement benefit cost or obligations since the postretirement plans have cost-sharing provisions and benefit limitations.

We estimate that our net postretirement benefit cost for 2012 will amount to less than $1 million, compared to a cost of less than $1 million for both 2011 and 2010.

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

Asset Class	Target Allocation Range 2011
Equity securities	70 - 90%
Fixed income securities	0 - 10
Convertible securities	0 - 10
Cash equivalents and other assets	10 - 30

Investments consist of common trust funds that invest in underlying assets in accordance with the target asset allocation ranges shown above. These investments are valued at their closing net asset value. Because net asset values are based primarily on observable inputs, most notably quoted prices for similar assets, these investments are classified as Level 2.

Although the VEBA trusts’ investment policies conditionally permit the use of derivative contracts, we have not entered into any such contracts, and we do not expect to employ such contracts in the future.

The following tables show the fair values of our postretirement plan assets by asset category at December 31, 2011, and 2010.

December 31, 2011

in millions	Level 1	Level 2	Level 3	Total
ASSET CATEGORY
Common trust funds:
U.S. equities	—	$36	—	$36
International equities	—	8	—	8
Convertible securities	—	4	—	4
Short-term investments	—	8	—	8
Fixed income	—	1	—	1

Total net assets at fair value	—	$57	—	$57

December 31, 2010

in millions	Level 1	Level 2	Level 3	Total
ASSET CATEGORY
Common trust funds:
U.S. equities	—	$45	—	$45
International equities	—	9	—	9
Convertible securities	—	4	—	4
Short-term investments	—	2	—	2
Fixed income	—	1	—	1

Total net assets at fair value	—	$61	—	$61

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer “actuarially equivalent” prescription drug coverage to retirees. Based on our application of the relevant regulatory formula, we expect that the prescription drug coverage related to our retiree healthcare benefit plan will not be actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2011, 2010, and 2009, federal subsidies received did not have a material effect on our APBO and net postretirement benefit cost.

The “Patient Protection and Affordable Care Act” and “Education Reconciliation Act of 2010,” which were both signed into law in March 2010 changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefits under Medicare Part D. As a result of these laws, these subsidy payments become taxable in tax years beginning after December 31, 2012. The accounting guidance applicable to income taxes requires the impact of a change in tax law to be immediately recognized in the period that includes the enactment date. The changes to the tax law regarding these subsidies did not affect us as we did not have a deferred tax asset recorded for Medicare Part D subsidies received.

Employee 401(k) Savings Plan

A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 25% of eligible compensation, with up to 6% being eligible for matching contributions in the form of KeyCorp Common Shares. The plan also permits us to provide a discretionary profit-sharing contribution. A 3% contribution was made for the 2011 and 2010 plan years for eligible employees on December 31 of the respective plan year. We also maintain a deferred savings plan that provides certain employees with benefits that they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $79 million in 2011, $75 million in 2010 and $44 million in 2009.

20. Shareholders’ Equity

Comprehensive Capital Plan

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

On January 9, 2012, we submitted to the Federal Reserve and provided to the OCC under the Comprehensive Capital Analysis and Review process our 2012-2013 Comprehensive Capital Plan. We are currently awaiting the results of this review. As we update our stress scenarios like others in the industry, we will need to incorporate into our analysis the regulatory stress scenario once it is available. Our priorities with respect to capital management will include reviewing for a possible dividend increase and seeking authority for potential share repurchases.

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

Cumulative Effect Adjustment (after-tax)

Effective January 1, 2010, we adopted new consolidation accounting guidance which requires us to consolidate our education loan securitization trusts (classified as discontinued assets and liabilities). As a result, we consolidated our education loan securitization and made a corresponding $45 million cumulative effect adjustment. This consolidation added $2.8 billion in discontinued assets, and the same amount of liabilities and equity to our balance sheet; loans constituted $2.6 billion of the assets. Additional information regarding the consolidation of these education loan securitization trusts is provided in Note 11 (“Variable Interest Entities”). During the third quarter of 2011, we determined that the $45 million cumulative effect adjustment made related to the consolidation of these trusts on January 1, 2010, was incorrect. Further information regarding this error and its correction is provided in Note 13 (“Acquisition, Divestiture and Discontinued Operations”).

Capital Adequacy

KeyCorp and KeyBank must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well capitalized status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities and could make clients and potential investors less confident. As of December 31, 2011, KeyCorp and KeyBank met all regulatory capital requirements.

Federal banking regulators apply certain capital ratios to assign FDIC-insured depository institutions to one of five categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” KeyCorp’s affiliate bank, KeyBank, qualified as “well capitalized” at December 31, 2011, since it exceeded the prescribed threshold ratios of 10.00% for total risk-based capital, 6.00% for Tier 1 risk-based capital, and 5.00% for Tier 1 leverage capital and was not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. We believe that there has not been any change in condition or event since that date that would cause KeyBank’s capital classification to change.

Bank holding companies are not assigned to any of the five capital categories applicable to insured depository institutions. However, if those categories applied to bank holding companies, we believe KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2011 and 2010. The Federal Deposit Insurance Act-defined capital categories serve a limited regulatory function and may not accurately represent our overall financial condition or prospects.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well Capitalized Under Federal Deposit Insurance Act
dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011

TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$12,748	16.51%	$6,177	8.00%	N/A	N/A

KeyBank	11,656	15.98	5,822	8.00	$7,278	10.00%

TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$10,034	12.99%	$3,089	4.00%	N/A	N/A

KeyBank	8,997	12.35	2,911	4.00	$4,367	6.00%

TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS

Key	$10,034	11.79%	$2,554	3.00%	N/A	N/A

KeyBank	8,997	10.87	3,306	4.00	$4,133	5.00%

December 31, 2010

TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$14,901	19.12%	$6,234	8.00%	N/A	N/A

KeyBank	12,190	16.48	5,910	8.00	$7,387	10.00%

TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$11,809	15.16%	$3,117	4.00%	N/A	N/A

KeyBank	9,150	12.38	2,955	4.00	$4,432	6.00%

TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS

Key	$11,809	13.02%	$2,721	3.00%	N/A	N/A

KeyBank	9,150	10.34	3,536	4.00	$4,420	5.00%

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

The table on the following pages shows selected financial data for our two major business segments for December 31, 2011, 2010, and 2009. This table is accompanied by supplementary information for each of the lines of business that make up these segments. The information was derived from the internal financial reporting system we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way we use our judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable to line of business results presented by other companies.

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

Year ended December 31,	Key Community Bank			Key Corporate Bank
dollars in millions	2011	2010	2009	2011	2010	2009
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,488	$1,618	$1,722	$703	$796	$870
Noninterest income	746	772	758	866	839	693
Total revenue (TE) (a)	2,234	2,390	2,480	1,569	1,635	1,563
Provision (credit) for loan and lease losses	160	413	731	(198)	(28)	1,826
Depreciation and amortization expense	38	37	42	71	94	117
Other noninterest expense	1,787	1,781	1,895	806	904	1,132
Income (loss) from continuing operations before income taxes (TE)	249	159	(188)	890	665	(1,512)
Allocated income taxes and TE adjustments	36	4	(120)	325	242	(520)
Income (loss) from continuing operations	213	155	(68)	565	423	(992)
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	213	155	(68)	565	423	(992)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1)	(5)
Net income (loss) attributable to Key	$213	$155	$(68)	$565	$424	$(987)

AVERAGE BALANCES (b)
Loans and leases	$26,308	$27,044	$29,747	$17,402	$20,370	$27,235
Total assets (a)	29,744	30,254	32,564	21,547	24,348	32,965
Deposits	47,893	49,652	52,525	10,795	12,235	12,709
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$118	$110	$139	$15	—	$9
Net loan charge-offs (b)	286	509	455	138	607	1,260
Return on average allocated equity (b)	6.73%	4.45%	(1.93)%	25.07%	13.65%	(26.19)%
Return on average allocated equity	6.73	4.45	(1.93)	25.07	13.65	(26.19)
Average full-time equivalent employees (c)	8,540	8,255	8,578	2,231	2,192	2,353

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

(d)	Reconciling Items for 2009 include a $106 million credit to income taxes, due primarily to the settlement of IRS audits for the tax years 1997-2006. Results for 2009 also include a $32 million ($20 million after tax) gain from the sale of our claim associated with the Lehman Brothers’ bankruptcy and a $105 million ($65 million after tax) gain from the sale of our remaining equity interest in Visa Inc.

Other Segments			Total Segments			Reconciling Items					Key
2011	2010	2009	2011	2010	2009	2011	2010	2009			2011	2010	2009

$83	$98	$ (175)	$2,274	$2,512	$2,417	$18	$25	$ (11)			$2,292	$2,537	$2,406
234	327	473	1,846	1,938	1,924	(38)	16	111	(d	)	1,808	1,954	2,035

317	425	298	4,120	4,450	4,341	(20)	41	100			4,100	4,491	4,441
(17)	261	592	(55)	646	3,149	(5)	(8)	10			(60)	638	3,159
18	38	69	127	169	228	143	161	161			270	330	389
80	157	294	2,673	2,842	3,321	(153)	(138)	(156)			2,520	2,704	3,165
236	(31)	(657)	1,375	793	(2,357)	(5)	26	85			1,370	819	(2,272)
43	(62)	(268)	404	184	(908)	(10)	28	(101)	(d	)	394	212	(1,009)
193	31	(389)	971	609	(1,449)	5	(2)	186			976	607	(1,263)
—	—	—	—	—	—	(44)	(23)	(48)			(44)	(23)	(48)
193	31	(389)	971	609	(1,449)	(39)	(25)	138			932	584	(1,311)
12	31	29	12	30	24	—	—	—			12	30	24
$181	—	$(418)	$959	$579	$(1,473)	$(39)	$(25)	$138			$920	$554	$(1,335)

$4,837	$6,507	$9,357	$48,547	$53,921	$66,339	$59	$50	$47			$48,606	$53,971	$66,386
29,666	30,816	28,676	80,957	85,418	94,205	1,136	2,056	966			82,093	87,474	95,171
725	1,597	2,427	59,413	63,484	67,661	(150)	(92)	(616)			59,263	63,392	67,045

—	—	—	$133	$110	$148	$78	$66	$127			$211	$176	$275
117	454	543	541	1,570	2,258	—	—	(1)			541	1,570	2,257
24.01%	—	(31.69)%	15.54%	7.59%	(17.10)%	.13%	(.06)%	9.39%			9.51%	5.30%	(12.15)%
24.01	—	(31.69)	15.54	7.59	(17.10)	(.98)	(.77)	6.97			9.08	5.08	(12.60)
24	187	232	10,795	10,634	11,163	4,586	4,976	5,535			15,381	15,610	16,698

Supplementary information (Key Community Bank lines of business)

Year ended December 31,	Regional Banking			Commercial Banking
dollars in millions	2011	2010	2009	2011	2010	2009
Total revenue (TE)	$1,774	$1,923	$2,055	$460	$467	$425
Provision (credit) for loan and lease losses	183	355	467	(23)	58	264
Noninterest expense	1,633	1,644	1,709	192	174	228
Net income (loss) attributable to Key	30	7	(26)	183	148	(42)
Average loans and leases	17,464	18,256	19,540	8,844	8,788	10,207
Average loans held for sale	59	79	146	17	12	1
Average deposits	41,578	44,261	48,139	6,315	5,391	4,386
Net loan charge-offs	239	346	285	47	163	170
Net loan charge-offs to average loans	1.37%	1.90%	1.46%	.53%	1.85%	1.67%
Nonperforming assets at year end	$287	$326	$319	$128	$171	$225
Return on average allocated equity	1.35%	.30%	(1.16)%	19.28%	12.63%	(3.28)%
Average full-time equivalent employees	8,171	7,900	8,217	369	355	361

Supplementary information (Key Corporate Bank lines of business)

Year ended December 31,	Real Estate Capital and Corporate Banking Services			Equipment Finance			Institutional and Capital Markets
dollars in millions	2011	2010	2009	2011	2010	2009	2011	2010	2009
Total revenue (TE)	$638	$661	$580	$256	$250	$253	$675	$724	$730
Provision (credit) for loan and lease losses	(109)	34	1,492	(79)	(15)	223	(10)	(47)	111
Noninterest expense	246	388	425	190	200	254	441	410	570
Net income (loss) attributable to Key	316	152	(852)	91	41	(140)	158	231	5
Average loans and leases	7,702	10,864	14,602	4,617	4,556	4,925	5,083	4,950	7,708
Average loans held for sale	190	178	204	5	5	11	107	131	203
Average deposits	7,724	9,731	10,398	9	4	8	3,062	2,500	2,303
Net loan charge-offs	119	509	1,042	11	67	102	8	31	116
Net loan charge-offs to average loans	1.55%	4.69%	7.14%	.24%	1.47%	2.07%	.16%	.63%	1.50%
Nonperforming assets at year end	$209	$442	$1,094	$41	$68	$122	$44	$65	$110
Return on average allocated equity	26.20%	8.13%	(37.19)%	29.35%	11.65%	(36.36)%	21.41%	26.07%	.46%
Average full-time equivalent employees	920	901	968	515	544	621	796	747	764

22. Condensed Financial Information of the Parent Company

CONDENSED BALANCE SHEETS

December 31, in millions	2011	2010
ASSETS
Cash and due from banks and interest-bearing deposits	$2,114	$3,293
Loans and advances to nonbank subsidiaries	713	1,669
Investment in subsidiaries:
Banks	10,114	9,388
Nonbank subsidiaries	689	629
Total investment in subsidiaries	10,803	10,017
Accrued income and other assets	1,153	940
Total assets	$14,783	$15,919

LIABILITIES
Accrued expense and other liabilities	$579	$621
Long-term debt due to:
Subsidiaries	1,225	1,948
Unaffiliated companies	3,074	2,233
Total long-term debt	4,299	4,181
Total liabilities	4,878	4,802

SHAREHOLDERS’ EQUITY (a)	9,905	11,117
Total liabilities and shareholders’ equity	$14,783	$15,919

(a)	See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,

in millions	2011	2010	2009
INCOME
Dividends from subsidiaries:
Nonbank subsidiaries	$345	$25	$1
Interest income from subsidiaries	67	99	114
Other income	18	32	89
Total income	430	156	204
EXPENSE
Interest on long-term debt with subsidiary trusts	53	54	77
Interest on other borrowed funds	89	67	67
Personnel and other expense	178	121	172
Total expense	320	242	316
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	110	(86)	(112)
Income tax benefit	73	38	38
Income (loss) before equity in net income (loss) less dividends from subsidiaries	183	(48)	(74)
Equity in net income (loss) less dividends from subsidiaries (a)	749	632	(1,237)
NET INCOME (LOSS)	932	584	(1,311)
Less: Net income attributable to noncontrolling interests	12	30	24
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$920	$554	$(1,335)

(a)	Includes results of discontinued operations described in Note 13 (“Acquisition, Divestiture and Discontinued Operations”).

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,

in millions	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$920	$554	$ (1,335)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain related to exchange of common shares for capital securities	—	—	(78)
Deferred income taxes	(39)	(23)	11
Equity in net (income) loss less dividends from subsidiaries(a)	(749)	(632)	1,237
Net increase in other assets	(130)	(186)	(96)
Net increase (decrease) in other liabilities	(43)	(27)	(274)
Other operating activities, net	83	93	157
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	42	(221)	(378)
INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits(b)	3,207	163	1,303
Purchases of securities available for sale	(18)	(31)	(18)
Proceeds from sales, prepayments and maturities of securities available for sale	32	32	20
Net decrease in loans and advances to subsidiaries	939	170	69
Net (increase) decrease in investments in subsidiaries	2	(77)	(1,200)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,162	257	174
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,000	750	436
Payments on long-term debt	(1,043)	(602)	(1,000)
Series B Prefeered Stock - TARP redemption	(2,500)	—	—
Repurchase of common stock warrant	(70)	—	—
Net proceeds from the issuance of common shares and preferred stock	604	—	986
Cash dividends paid	(164)	(184)	(213)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,173)	(36)	204
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS(b)	2,031	—	—
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	—	—	—
CASH AND DUE FROM BANKS AT END OF YEAR	2,031	—	—

(a)	Includes results of discontinued operations described in Note 13.

(b)	During 2011, we shut down the Eurosweep (interest bearing) deposit account and moved the deposits to an interest bearing account within the parent company.

KeyCorp paid interest on borrowed funds totaling $151 million in 2011, $131 million in 2010, and $167 million in 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”), to ensure that information required to be disclosed by KeyCorp in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to KeyCorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8 on pages 106, 107 and 108, respectively.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the sections captioned “Issue One — ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” contained in KeyCorp’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held May 17, 2012 and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 3, 2012.

KeyCorp has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Charles P. Cooley, Ruth Ann M. Gillis, Kristen L. Manos, and Bill R. Sanford are members of the Audit Committee. The Board of Directors has determined that Mr. Cooley, Ms. Gillis and Mr. Stanford each qualify as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and that each member of the Audit Committee is “independent,” as that term is defined in Section 303A.02 of the New York Stock Exchange’s listing standards.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION AND ORGANIZATION COMMITTEE REPORT (INCLUDING DISCUSSION OF COMPENSATION POLICIES AND PROCEDURES AS THEY RELATE TO RISK MANAGEMENT)” contained in KeyCorp’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held May 17, 2012, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the sections captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SHARE OWNERSHIP AND OTHER PHANTOM STOCK UNITS” contained in KeyCorp’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held May 17, 2012, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the section captioned “DIRECTOR INDEPENDENCE AND RELATED TRANSACTIONS” contained in KeyCorp’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held May 17, 2012, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the sections captioned “AUDIT FEES,” “AUDIT-RELATED FEES,” “TAX FEES,” “ALL OTHER FEES” and “PRE-APPROVAL POLICIES AND PROCEDURES” contained in KeyCorp’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held May 17, 2012, and is incorporated herein by reference.

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

(a) (3) Exhibits*

3.1	Amended and Restated Articles of Incorporation of KeyCorp, filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
3.2	Amended and Restated Regulations of KeyCorp, effective May 19, 2011, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
10.1	Form of Award of KeyCorp Executive Officer Grant with Restricted Stock Units (2008-2010), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.2	Form of Award of KeyCorp Executive Officer Grant (2008-2010), filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.3	Form of Award of KeyCorp Officer Grant with Restricted Stock Units (2008-2010), filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.4	Form of Award of KeyCorp Officer Grant (2008-2010), filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10.5	Form of Award of KeyCorp Officer Grant (effective March 12, 2009), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.
10.6	Form of Award of KeyCorp Officer Grant (Award of Restricted Stock) (effective February 18, 2010), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
10.7	Form of Award of Restricted Stock (Base Salary), filed as Exhibit 99.1 to Form 8-K filed September 23, 2009, and incorporated herein by reference.
10.8	Amendment to Award of Restricted Stock (Base Salary), filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
10.9	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.10	Form of Award of Executive Officer Grants (2011-2013), filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

10.11	Amended Employment Agreement between KeyCorp and Henry L. Meyer III, dated as of September 1, 2009, filed as Exhibit 10.1 to Form 8-K filed December 4, 2009, and incorporated herein by reference.
10.12	Letter Agreement between Henry L. Meyer III and KeyCorp, dated as of March 24, 2011, filed as Exhibit 10.1 to Form 8-K filed March 25, 2011, and incorporated herein by reference.
10.13	Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of September 1, 2009, filed as Exhibit 10.2 to Form 8-K filed December 4, 2009, and incorporated herein by reference.
10.14	Form of Change of Control Agreement (Tier II) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of September 1, 2009, filed as Exhibit 10.3 to Form 8-K filed December 4, 2009, and incorporated herein by reference.
10.15	KeyCorp Annual Incentive Plan (January 1, 2011 Restatement).
10.16	KeyCorp 2011 Annual Performance Plan, filed as Appendix A to Schedule 14A filed on April 5, 2011, and incorporated herein by reference.
10.17	KeyCorp Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003), filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.18	KeyCorp 2004 Equity Compensation Plan filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.19	KeyCorp 2010 Equity Compensation Plan filed as Appendix A to Schedule 14A filed on April 2, 2010, and incorporated herein by reference.
10.20	KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001, filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.21	Amended and Restated Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.22	Amendment to the Director Deferred Compensation Plan filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.23	KeyCorp Amended and Restated Second Director Deferred Compensation Plan, effective as of December 31, 2008, filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.24	KeyCorp Directors’ Deferred Share Plan, effective as of December 31, 2008, filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.25	KeyCorp Excess Cash Balance Pension Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.26	First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.27	Second Amendment to KeyCorp Excess Cash Balance Pension Plan, effective January 1, 2003, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.28	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.29	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan, effective as of December 31, 2007, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.
10.30	KeyCorp Second Excess Cash Balance Pension Plan filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.31	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.32	Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988, filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.33	KeyCorp Deferred Equity Allocation Plan filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.34	KeyCorp Deferred Savings Plan filed as Exhibit 10.48 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.35	KeyCorp Second Supplemental Retirement Plan filed as Exhibit 10.49 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.36	KeyCorp Deferred Cash Award Plan filed as Exhibit 10.50 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.37	Letter Agreement, dated November 14, 2008, between KeyCorp and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Series B Preferred Stock and Warrant, and the Form of Express Terms of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, to be proposed as the Preferred Stock Proposal at the KeyCorp 2009 Annual Meeting of Shareholders, filed as Exhibit 10.1 to Form 8-K filed November 20, 2008, and incorporated herein by reference.
10.38	Form of Award of KeyCorp Executive Officer Grants (Award of Cash Performance Shares and Above-Target Performance Shares (2012-2014).
12	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the EESA.
99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the EESA.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase

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
February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

*Beth E. Mooney	Chairman, Chief Executive Officer (Principal Executive Officer), President and Director

*Jeffrey B. Weeden	Chief Financial Officer (Principal Financial Officer)

*Robert L. Morris	Chief Accounting Officer (Principal Accounting Officer)

*Edward P. Campbell	Director
*Joseph A. Carrabba	Director
*Carol A. Cartwright	Director
*Charles P. Cooley	Director
*Alexander M. Cutler	Director
*H. James Dallas	Director
*Elizabeth R. Gile	Director
*Ruth Ann M. Gillis	Director
*William G. Gisel Jr.	Director
*Kristen L. Manos	Director
*Bill R. Sanford	Director
*Barbara R. Snyder	Director
*Thomas C. Stevens	Director

/s/ Paul N. Harris
* By Paul N. Harris, attorney-in-fact
February 27, 2012