Form 10-Q
period 2012-03-31
KEYCORP /NEW/
filed 2012-05-03
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	953,136,969 Shares
(Title of class)	(Outstanding at April 30, 2012)

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations which are defined in Note 1 (“Basis of Presentation”), which begins on page 10.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	March 31, 2012	December 31, 2011	March 31, 2011
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$416	$694	$540
Short-term investments	3,605	3,519	3,705
Trading account assets	614	623	1,041
Securities available for sale	14,633	16,012	19,448
Held-to-maturity securities (fair value: $3,052, $2,133 and $19)	3,019	2,109	19
Other investments	1,188	1,163	1,402
Loans, net of unearned income of $1,282, $1,388 and $1,498	49,226	49,575	48,552
Less: Allowance for loan and lease losses	944	1,004	1,372
Net loans	48,282	48,571	47,180
Loans held for sale	511	728	426
Premises and equipment	937	944	906
Operating lease assets	335	350	491
Goodwill	917	917	917
Other intangible assets	15	17	20
Corporate-owned life insurance	3,270	3,256	3,187
Derivative assets	830	945	1,005
Accrued income and other assets (including $87 of consolidated LIHTC guaranteed funds VIEs, see Note 9)(a)	3,091	3,077	3,758
Discontinued assets (including $2,747 of consolidated education loan securitization trust VIEs (see Note 9) and $74 of loans in portfolio at fair value)(a)	5,768	5,860	6,393
Total assets	$87,431	$88,785	$90,438

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$29,124	$27,954	$26,177
Savings deposits	2,075	1,962	1,964
Certificates of deposit ($100,000 or more)	3,984	4,111	5,314
Other time deposits	5,848	6,243	7,597
Total interest-bearing	41,031	40,270	41,052
Noninterest-bearing	19,606	21,098	16,495
Deposits in foreign office — interest-bearing	857	588	3,263
Total deposits	61,494	61,956	60,810
Federal funds purchased and securities sold under repurchase agreements	1,846	1,711	2,232
Bank notes and other short-term borrowings	324	337	685
Derivative liabilities	754	1,026	1,106
Accrued expense and other liabilities	1,450	1,763	1,931
Long-term debt	8,898	9,520	11,048
Discontinued liabilities (including $2,542 of consolidated education loan securitization trust VIEs at fair value, see Note 9)(a)	2,549	2,550	2,929
Total liabilities	77,315	78,863	80,741
EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839 and 2,904,839 shares	291	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905 and 1,016,969,905 shares	1,017	1,017	1,017
Common stock warrant	—	—	87
Capital surplus	4,116	4,194	4,167
Retained earnings	6,411	6,246	5,721
Treasury stock, at cost (60,868,267, 63,962,113 and 63,043,642)	(1,717)	(1,815)	(1,823)
Accumulated other comprehensive income (loss)	(19)	(28)	(35)
Key shareholders’ equity	10,099	9,905	9,425
Noncontrolling interests	17	17	272
Total equity	10,116	9,922	9,697
Total liabilities and equity	$87,431	$88,785	$90,438

(a)	The assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
dollars in millions, except per share amounts	2012	2011
INTEREST INCOME
Loans	$536	$570
Loans held for sale	5	4
Securities available for sale	116	166
Held-to-maturity securities	12	—
Trading account assets	6	7
Short-term investments	1	1
Other investments	8	12
Total interest income	684	760

INTEREST EXPENSE
Deposits	77	110
Federal funds purchased and securities sold under repurchase agreements	1	1
Bank notes and other short-term borrowings	2	3
Long-term debt	51	49
Total interest expense	131	163

NET INTEREST INCOME	553	597
Provision (credit) for loan and lease losses	42	(40)
Net interest income (expense) after provision for loan and lease losses	511	637

NONINTEREST INCOME
Trust and investment services income	109	110
Service charges on deposit accounts	68	68
Operating lease income	22	35
Letter of credit and loan fees	54	55
Corporate-owned life insurance income	30	27
Net securities gains (losses)(a)	—	(1)
Electronic banking fees	17	30
Gains on leased equipment	27	4
Insurance income	12	15
Net gains (losses) from loan sales	22	19
Net gains (losses) from principal investing	35	35
Investment banking and capital markets income (loss)	43	43
Other income	33	17
Total noninterest income	472	457

NONINTEREST EXPENSE
Personnel	385	371
Net occupancy	64	65
Operating lease expense	17	28
Computer processing	41	42
Business services and professional fees	38	38
FDIC assessment	8	29
OREO expense, net	6	10
Equipment	26	26
Marketing	13	10
Provision (credit) for losses on lending-related commitments	—	(4)
Other expense	105	86
Total noninterest expense	703	701
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	280	393
Income taxes	75	111
INCOME (LOSS) FROM CONTINUING OPERATIONS	205	282
Income (loss) from discontinued operations, net of taxes of ($3) and ($6) (see Note 11)	(5)	(11)
NET INCOME (LOSS)	200	271
Less: Net income (loss) attributable to noncontrolling interests	—	8
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$200	$263

Income (loss) from continuing operations attributable to Key common shareholders	$199	$184
Net income (loss) attributable to Key common shareholders	194	173

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.21
Income (loss) from discontinued operations, net of taxes	(.01)	(.01)
Net income (loss) attributable to Key common shareholders	.20	.20

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.21
Income (loss) from discontinued operations, net of taxes	(.01)	(.01)
Net income (loss) attributable to Key common shareholders (c)	.20	.19

Cash dividends declared per common share	$.03	$.01

Weighted-average common shares outstanding (000) (b)	949,342	881,894
Weighted-average common shares and potential common shares outstanding (000)	953,971	887,836

(a)	For the three months ended March 31, 2012 and 2011, we did not have any impairment losses related to securities.

(b)	Assumes conversion of stock options and/or Preferred Series A, as applicable.

(c)	EPS may not foot due to rounding.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
in millions	2012	2011
Net income (loss)	$200	$271
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($6) and ($12)	(11)	(20)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $7 and ($5)	12	(8)
Foreign currency translation adjustments	6	9
Net pension and postretirement benefit costs, net of income taxes	2	1
Other comprehensive income (loss), net of tax:	209	253
Net contribution to (distribution from) noncontrolling interests	—	15
Total comprehensive income (loss) attributable to Key	$209	$268

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Common Stock Warrant	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2010	2,930	880,608	$2,737	$946	$87	$3,711	$5,557	$(1,904)	$(17)	$257
Net income (loss)							263
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($12)									(20)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($5)									(8)
Net distribution to noncontrolling interests										15
Foreign currency translation adjustments									9
Net pension and postretirement benefit costs, net of income taxes									1
Deferred compensation						(5)
Cash dividends declared on common shares ($.01 per share)							(9)
Cash dividends declared on Noncumulative Series A Preferred Stock ($1.9375 per share)							(6)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(31)
Series B Preferred Stock - TARP redemption	(25)		(2,451)				(49)
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares issuance		70,621		71		529
Common shares reissued for stock options and other employee benefit plans		2,697				(68)		81
Other			1
BALANCE AT MARCH 31, 2011	2,905	953,926	$291	$1,017	$87	$4,167	$5,721	$(1,823)	$(35)	$272

BALANCE AT DECEMBER 31, 2011	2,905	953,008	$291	$1,017	—	$4,194	$6,246	$(1,815)	$(28)	$17
Net income (loss)							200
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($6)									(11)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $7									12
Foreign currency translation adjustments									6
Net pension and postretirement benefit costs, net of income taxes									2
Deferred compensation						4
Cash dividends declared on common shares ($.03 per share)							(29)
Cash dividends declared on Noncumulative Series A Preferred Stock ($1.9375 per share)							(6)
Common shares reissued for stock options and other employee benefit plans		3,094				(82)		98
BALANCE AT MARCH 31, 2012	2,905	956,102	$291	$1,017	—	$4,116	$6,411	$(1,717)	$(19)	$17

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
in millions	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$200	$271
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	42	(40)
Depreciation and amortization expense	60	74
FDIC (payments) net of FDIC expense	7	27
Deferred income taxes (benefit)	28	96
Net losses (gains) and writedown on OREO	6	10
Provision (credit) for customer derivative losses	(1)	(11)
Net losses (gains) from loan sales	(22)	(19)
Net losses (gains) from principal investing	(35)	(35)
Provision (credit) for losses on lending-related commitments	—	(4)
(Gains) losses on leased equipment	(27)	(4)
Net securities losses (gains)	—	1
Net decrease (increase) in loans held for sale excluding loan transfers from continuing operations	198	80
Net decrease (increase) in trading account assets	9	(56)
Other operating activities, net	(402)	22
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	63	412
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments	(86)	(2,361)
Purchases of securities available for sale	(2)	(613)
Proceeds from sales of securities available for sale	—	1,578
Proceeds from prepayments and maturities of securities available for sale	1,364	1,486
Proceeds from prepayments and maturities of held-to-maturity securities	96	—
Purchases of held-to-maturity securities	(1,005)	(2)
Purchases of other investments	(16)	(45)
Proceeds from sales of other investments	2	14
Proceeds from prepayments and maturities of other investments	24	21
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	202	1,234
Proceeds from loan sales	41	75
Purchases of premises and equipment	(26)	(30)
Proceeds from sales of other real estate owned	12	35
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	606	1,392
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(462)	200
Net increase (decrease) in short-term borrowings	122	(279)
Net proceeds from issuance of long-term debt	—	1,000
Payments on long-term debt	(572)	(502)
Net proceeds from issuance of common stock	—	600
Series B Preferred Stock - TARP redemption	—	(2,500)
Cash dividends paid	(35)	(61)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(947)	(1,542)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(278)	262
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	694	278
CASH AND DUE FROM BANKS AT END OF PERIOD	$416	$540

Additional disclosures relative to cash flows:
Interest paid	$101	$134
Income taxes paid (refunded)	3	(267)
Noncash items:
Loans transferred to portfolio from held for sale	$19	—
Loans transferred to held for sale from portfolio	—	$39
Loans transferred to other real estate owned	15	12

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

References to our “2011 Annual Report on Form 10-K” refer to our Annual Report on Form 10-K for the year ended December 31, 2011, which has been filed with the U.S. Securities and Exchange Commission and is available on its website (www.sec.gov) or on our website (www.key.com/ir).

ABO: Accumulated benefit obligation.	Moody’s: Moody’s Investors Service, Inc.
AICPA: American Institute of Certified Public Accountants.	N/A: Not applicable.
ALCO: Asset/Liability Management Committee.	NASDAQ: National Association of Securities Dealers
ALLL: Allowance for loan and lease losses.	Automated Quotation System.
A/LM: Asset/liability management.	N/M: Not meaningful.
AOCI: Accumulated other comprehensive income (loss).	NOW: Negotiable Order of Withdrawal.
APBO: Accumulated postretirement benefit obligation.	NYSE: New York Stock Exchange.
Austin: Austin Capital Management, Ltd.	OCI: Other comprehensive income (loss).
BHCs: Bank holding companies.	OREO: Other real estate owned.
CCAR: Comprehensive Capital Analysis and Review.	OTTI: Other-than-temporary impairment.
CMO: Collateralized mortgage obligation.	QSPE: Qualifying special purpose entity.
Common Shares: Common Shares, $1 par value.	PBO: Projected Benefit Obligation.
CPP: Capital Purchase Program of the U.S. Treasury.	S&P: Standard and Poor’s Ratings Services, a Division of The
DIF: Deposit Insurance Fund.	McGraw-Hill Companies, Inc.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	SCAP: Supervisory Capital Assessment Program administered
Consumer Protection Act of 2010.	by the Federal Reserve.
ERISA: Employee Retirement Income Security Act of 1974.	SEC: U.S. Securities & Exchange Commission.
ERM: Enterprise risk management.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
EVE: Economic value of equity.	Perpetual Convertible Preferred Stock, Series A.
FASB: Financial Accounting Standards Board.	Series B Preferred Stock: KeyCorp’s Fixed-Rate Cumulative
FDIC: Federal Deposit Insurance Corporation.	Perpetual Preferred Stock, Series B issued to the U.S. Treasury
Federal Reserve: Board of Governors of the Federal Reserve	under the CPP.
System.	SILO: Sale in, lease out transaction.
FHLMC: Federal Home Loan Mortgage Corporation.	SPE: Special purpose entity.
FNMA: Federal National Mortgage Association.	TAG: Transaction Account Guarantee program of the FDIC.
FVA: Fair Value of pension plan assets.	TARP: Troubled Asset Relief Program.
GAAP: U.S. generally accepted accounting principles.	TDR: Troubled debt restructuring.
GNMA: Government National Mortgage Association.	TE: Taxable equivalent.
IRS: Internal Revenue Service.	TLGP: Temporary Liquidity Guarantee Program of the FDIC.
ISDA: International Swaps and Derivatives Association.	U.S. Treasury: United States Department of the Treasury.
KAHC: Key Affordable Housing Corporation.	VAR: Value at risk.
LIBOR: London Interbank Offered Rate.	VEBA: Voluntary Employee Beneficiary Association.
LIHTC: Low-income housing tax credit.	VIE: Variable interest entity.
LILO: Lease in, lease out transaction.	XBRL: eXtensible Business Reporting Language.

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

We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K. See Note 11 (“Acquisitions and Discontinued Operations”) for further information regarding an error correction that was made during the third quarter of 2011.

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

Accounting Guidance Adopted in 2012

Fair value measurement.  In May 2011, the FASB issued accounting guidance that changes the wording used to describe many of the current accounting requirements for measuring fair value and disclosing information about fair value measurements. This accounting guidance clarifies the FASB’s intent about the application of existing fair value measurement requirements. It is effective for the interim and annual periods beginning on or after December 15, 2011 (effective January 1, 2012, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Presentation of comprehensive income.  In June 2011, the FASB issued new accounting guidance that requires all nonowner changes in shareholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new accounting guidance does not change any of the components currently recognized in net income or comprehensive income. It is effective for public entities for interim and annual periods beginning after December 15, 2011 (effective January 1, 2012, for us) as well as interim and annual periods thereafter. New consolidated Statements of Comprehensive Income (Unaudited) are now included as part of our financial statements as required by this accounting guidance.

Testing goodwill for impairment.  In September 2011, the FASB issued new accounting guidance that simplifies how an entity will test goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. This accounting guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (effective January 1, 2012, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Repurchase agreements.  In April 2011, the FASB issued accounting guidance that changed the accounting for repurchase agreements and other similar arrangements by eliminating the collateral maintenance requirement when assessing effective control in these transactions. This change could result in more of these transactions being accounted for as secured borrowings instead of sales. This accounting guidance is effective for new transactions and transactions that are modified on or after the first interim or annual period beginning after December 15, 2011 (effective January 1, 2012, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations since we do not account for these types of arrangements as sales.

Accounting Guidance Pending Adoption at March 31, 2012

Offsetting disclosures.  In December 2011, the FASB issued new accounting guidance that requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on the entity’s financial position. This new accounting guidance will be effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods (effective January 1, 2013 for us).

2. Earnings Per Common Share

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2012	2011

EARNINGS
Income (loss) from continuing operations	$205	$282
Less: Net income (loss) attributable to noncontrolling interests	—	8

Income (loss) from continuing operations attributable to Key	205	274
Less: Dividends on Series A Preferred Stock	6	6
Cash dividends on Series B Preferred Stock (b)	—	31
Amortization of discount on Series B Preferred Stock(b)	—	53

Income (loss) from continuing operations attributable to Key common shareholders	199	184
Income (loss) from discontinued operations, net of taxes(a)	(5)	(11)

Net income (loss) attributable to Key common shareholders	$194	$173

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	949,342	881,894
Effect of dilutive convertible preferred stock, common share options and other stock awards (000)	4,629	5,942

Weighted-average common shares and potential common shares outstanding (000)	953,971	887,836

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.21
Income (loss) from discontinued operations, net of taxes (a)	(.01)	(.01)
Net income (loss) attributable to Key common shareholders(c)	.20	.20

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.21	$.21
Income (loss) from discontinued operations, net of taxes (a)	(.01)	(.01)
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.20	.19

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the periods ended March 31, 2012 and March 31, 2011, was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	Includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(c)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

	March 31,	December 31,	March 31,
in millions	2012	2011	2011
Commercial, financial and agricultural	$19,787	$19,378	$16,440
Commercial real estate:
Commercial mortgage	7,807	8,037	8,806
Construction	1,273	1,312	1,845

Total commercial real estate loans	9,080	9,349	10,651
Commercial lease financing	5,755	6,055	6,207

Total commercial loans	34,622	34,782	33,298
Residential — prime loans:
Real estate — residential mortgage	1,967	1,946	1,803
Home equity:
Key Community Bank	9,153	9,229	9,421
Other	507	535	627

Total home equity loans	9,660	9,764	10,048

Total residential — prime loans	11,627	11,710	11,851
Consumer other — Key Community Bank	1,212	1,192	1,141
Consumer other:
Marine	1,654	1,766	2,112
Other	111	125	150

Total consumer other	1,765	1,891	2,262

Total consumer loans	14,604	14,793	15,254

Total loans (a)	$49,226	$49,575	$48,552

(a)	Excludes loans in the amount of $5.7 billion, $5.8 billion and $6.3 billion at March 31, 2012, December 31, 2011, and March 31, 2011, respectively, related to the discontinued operations of the education lending business.

Our loans held for sale are summarized as follows:

	March 31,	December 31,	March 31,
in millions	2012	2011	2011

Commercial, financial and agricultural	$28	$19	$19
Real estate — commercial mortgage	362	567	287
Real estate — construction	15	35	61
Commercial lease financing	30	12	7
Real estate — residential mortgage	76	95	52

Total loans held for sale (a)	$511	$728	$426

(a)	Excludes loans in the amount of $14 million at March 31, 2011, related to the discontinued operations of the education lending business. There were no loans held for sale in the discontinued operations of the education lending business at March 31, 2012 and December 31, 2011.

Our summary of changes in loans held for sale follows:

	March 31,	December 31,	March 31,
in millions	2012	2011	2011

Balance at beginning of the period	$728	$479	$467
New originations	935	1,235	980
Transfers from held to maturity, net	19	19	32
Loan sales	(1,168)	(932)	(991)
Loan draws (payments), net	(3)	(72)	(62)
Transfers to OREO / valuation adjustments	—	(1)	—

Balance at end of perod	$511	$728	$426

4. Asset Quality

We manage our exposure to credit risk by closely monitoring loan performance trends and general economic conditions. A key indicator of the potential for future credit losses is the level of nonperforming assets and past due loans.

Our nonperforming assets and past due loans were as follows:

	March 31,	December 31,	March 31,
in millions	2012	2011	2011

Total nonperforming loans	$666	$727	$885
Nonperforming loans held for sale	24	46	86
OREO	61	65	97
Other nonperforming assets	16	21	21

Total nonperforming assets	$767	$859	$1,089

Restructured loans included in nonperforming loans(a)	$184	$191	$136
Restructured loans with an allocated specific allowance (b)	47	50	29
Specifically allocated allowance for restructured loans (c)	18	10	9

Accruing loans past due 90 days or more	$169	$164	$153
Accruing loans past due 30 through 89 days	420	441	474

(a)	A loan is “restructured” (i.e., troubled debt restructurings) when the borrower is experiencing financial difficulty and we grant a concession that we would not otherwise have considered to improve the collectability of the loan. Typical concessions include reducing the interest rate, extending the maturity date or reducing the principal balance.

(b)	Included in individually impaired loans allocated a specific allowance.

(c)	Included in allowance for individually evaluated impaired loans.

At March 31, 2012, the approximate carrying amount of our commercial nonperforming loans outstanding represented 58% of their original contractual amount, total nonperforming loans outstanding represented 68% of their original contractual amount owed, and nonperforming assets in total were carried at 63% of their original contractual amount.

At March 31, 2012, our twenty largest nonperforming loans totaled $215 million, representing 32% of total loans on nonperforming status from continuing operations. At March 31, 2011, the twenty largest nonperforming loans totaled $284 million representing 32% of total loans on nonperforming status.

The amount by which nonperforming loans and loans held for sale reduced expected interest income was $6 million for the three months ended March 31, 2012, and $31 million for the year ended December 31, 2011.

The following tables set forth a further breakdown of individually impaired loans as of March 31, 2012, December 31, 2011 and March 31, 2011:

March 31, 2012	Recorded		Unpaid Principal		Specific	Average Recorded
in millions	Investment	(a)	Balance	(b)	Allowance	Investment

With no related allowance recorded:
Commercial, financial and agricultural	$77		$189		—	$83
Commercial real estate:
Commercial mortgage	113		252		—	106
Construction	47		164		—	39

Total commercial real estate loans	160		416		—	145

Total commercial loans with no related allowance recorded	237		605		—	228

With an allowance recorded:
Commercial, financial and agricultural	49		60		$19	55
Commercial real estate:
Commercial mortgage	69		111		16	83
Construction	4		4		3	8

Total commercial real estate loans	73		115		19	91

Total commercial loans with an allowance recorded	122		175		38	146

Total	$359		$780		$38	$374

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2011	Recorded		Unpaid Principal		Specific	Average Recorded
in millions	Investment	(a)	Balance	(b)	Allowance	Investment

With no related allowance recorded:
Commercial, financial and agricultural	$88		$195		—	$75
Commercial real estate:
Commercial mortgage	100		240		—	131
Construction	30		113		—	98

Total commercial real estate loans	130		353		—	229

Total loans with no related allowance recorded	218		548		—	304

With an allowance recorded:
Commercial, financial and agricultural	62		70		$26	75
Commercial real estate:
Commercial mortgage	96		115		21	91
Construction	12		18		4	29

Total commercial real estate loans	108		133		25	120
Commercial lease financing	—		—		—	6

Total loans with an allowance recorded	170		203		51	201

Total	$388		$751		$51	$505

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

March 31, 2011	Recorded		Unpaid Principal		Specific	Average Recorded
in millions	Investment	(a)	Balance	(b)	Allowance	Investment

With no related allowance recorded:
Commercial, financial and agricultural	$84		$178		—	$72
Commercial real estate:
Commercial mortgage	156		298		—	159
Construction	121		408		—	144

Total commercial real estate loans	277		706		—	303

Total loans with no related allowance recorded	361		884		—	375

With an allowance recorded:
Commercial, financial and agricultural	63		117		$25	76
Commercial real estate:
Commercial mortgage	62		115		13	74
Construction	7		11		1	26

Total commercial real estate loans	69		126		14	100
Commercial lease financing	—		—		—	6

Total loans with an allowance recorded	132		243		39	182

Total	$493		$1,127		$39	$557

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the three months ended March 31, 2012 and 2011, interest income recognized on the outstanding balances of accruing impaired loans totaled $1 million respectively.

At March 31, 2012, aggregate restructured loans (accrual, nonaccrual and held-for-sale loans) totaled $293 million, compared to $276 million at December 31, 2011 and $242 million at March 31, 2011. We added $56 million in restructured loans during the first three months of 2012, partially offset by $39 million in payments and charge-offs.

A further breakdown of restructured loans (TDRs) included in nonperforming loans by loan category as of March 31, 2012, follows:

March 31, 2012 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	102	$105	$64
Commercial real estate:
Real estate — commercial mortgage	16	102	64
Real estate — construction	8	35	19

Total commercial real estate loans	24	137	83

Total commercial loans	126	242	147
Real estate — residential mortgage	43	5	5
Home equity:
Key Community Bank	27	3	3
Other	32	1	1

Total home equity loans	59	4	4
Consumer other — Key Community Bank	2	—	—
Consumer other:
Marine	48	28	28
Other	6	—	—

Total consumer other	54	28	28

Total consumer loans	158	37	37

Total nonperforming TDRs	284	279	184

Prior-year accruing(a)
Commercial, financial and agricultural	176	20	11
Commercial real estate:
Real estate — commercial mortgage	7	75	57
Real estate — construction	1	15	2

Total commercial real estate loans	8	90	59

Total commercial loans	184	110	70
Real estate — residential mortgage	113	12	12
Home equity:
Key Community Bank	88	7	7
Other	104	3	3

Total home equity loans	192	10	10
Consumer other — Key Community Bank	19	—	—
Consumer other:
Marine	140	15	15
Other	51	2	2

Total consumer other	191	17	17

Total consumer loans	515	39	39

Total prior-year accruing TDRs	699	149	109

Total TDRs	983	$428	$293

(a)	All TDRs that were restructured prior to January 1, 2012 and are fully accruing.

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession to the borrower without commensurate financial, structural or legal consideration. All commercial loan TDRs, regardless of size, are evaluated for impairment individually to determine the probable loss content and are assigned a specific loan allowance if deemed appropriate. Consumer loan TDRs are assigned a loss rate that reflects the current assessment of that category of consumer loans to determine the appropriate allowance level. The financial effects of TDRs are reflected in the components that comprise the allowance for loan and lease losses in either the amount of charge-offs or loan loss provision and appropriately impact the ultimate allowance level.

Commercial and consumer loan TDRs are considered subsequently defaulted at 90 days past due and when they are greater than 60 days past due, respectively, for principal and interest payments. There were no significant commercial or consumer loans that were designated as TDRs during calendar year 2011, for which there was a payment default during the first three months of 2012.

Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our client’s financial needs. A majority of our concessions granted to borrowers are in the form of interest rate reductions. Other concession types include forgiveness of principal and other modifications of loan terms. Consumer loan concessions include Home Affordable Modification Program (“HAMP”) loans of approximately $3 million as of March 31, 2012. These loan concessions have successfully completed the required trial period under HAMP and as a result have been permanently modified and are included in consumer TDRs.

The following table shows the concession types for our commercial accruing and nonaccruing TDRs.

dollars in millions	March 31, 2012	December 31, 2011	March 31, 2011

Interest rate reduction	$184	$177	$165
Forgiveness of principal	11	23	10
Other modification of loan terms	22	8	7

Total	$217	$208	$182

Total commercial and consumer TDRs(a)	$293	$276	$242
Total commercial TDRs to total commercial loans	.63%	.60%	.55%
Total commercial TDRs to total loans	.44	.42	.37
Total commercial loans	$34,622	$34,782	$33,298
Total loans	49,226	49,575	48,552

(a)	Commitments outstanding to lend additional funds to borrowers whose terms have been modified in TDRs are $24 million, $25 million, and $44 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Our policies for our commercial and consumer loan portfolios for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” on page 117 of our 2011 Annual Report on Form 10-K.

At March 31, 2012, approximately $48.0 billion, or 97%, of our total loans are current. At March 31, 2012, total past due loans and nonperforming loans of $1.3 billion represent approximately 3% of total loans.

The following aging analysis as of March 31, 2012 and 2011, of past due and current loans provides further information regarding Key’s credit exposure.

March 31, 2012 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Total Loans

LOAN TYPE
Commercial, financial and agricultural	$19,559	$25	$16	$19	$168	$228	$19,787
Commercial real estate:
Commercial mortgage	7,532	7	11	82	175	275	7,807
Construction	1,170	19	7	11	66	103	1,273

Total commercial real estate loans	8,702	26	18	93	241	378	9,080

Commercial lease financing	5,570	126	22	15	22	185	5,755

Total commercial loans	$33,831	$177	$56	$127	$431	$791	$34,622

Real estate — residential mortgage	$1,852	$20	$8	$5	$82	$115	$1,967
Home equity:
Key Community Bank	8,941	53	34	16	109	212	9,153
Other	476	9	6	4	12	31	507

Total home equity loans	9,417	62	40	20	121	243	9,660

Consumer other — Key Community Bank	1,189	9	4	9	1	23	1,212
Consumer other:
Marine	1,576	30	11	7	30	78	1,654
Other	106	2	1	1	1	5	111

Total consumer other	1,682	32	12	8	31	83	1,765

Total consumer loans	$14,140	$123	$64	$42	$235	$464	$14,604

Total loans	$47,971	$300	$120	$169	$666	$1,255	$49,226

March 31, 2011 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Total Loans

LOAN TYPE
Commercial, financial and agricultural	$16,138	$46	$13	$22	$221	$302	$16,440
Commercial real estate:
Commercial mortgage	8,459	36	37	29	245	347	8,806
Construction	1,623	40	14	22	146	222	1,845

Total commercial real estate loans	10,082	76	51	51	391	569	10,651

Commercial lease financing	6,054	53	21	37	42	153	6,207

Total commercial loans	$32,274	$175	$85	$110	$654	$1,024	$33,298

Real estate — residential mortgage	$1,676	$22	$12	$9	$84	$127	$1,803
Home equity:
Key Community Bank	9,211	60	34	17	99	210	9,421
Other	591	11	7	5	13	36	627

Total home equity loans	9,802	71	41	22	112	246	10,048

Consumer other — Key Community Bank	1,115	10	5	8	3	26	1,141
Consumer other:
Marine	2,030	34	14	3	31	82	2,112
Other	144	3	1	1	1	6	150

Total consumer other	2,174	37	15	4	32	88	2,262

Total consumer loans	$14,767	$140	$73	$43	$231	$487	$15,254

Total loans	$47,041	$315	$158	$153	$885	$1,511	$48,552

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

Credit quality indicators for loans are updated on an ongoing basis. Bond rating classifications are indicative of the credit quality of our commercial loan portfolios and are determined by converting our internally assigned risk rating grades to bond rating categories. Payment activity and the regulatory classifications of pass and substandard are indicators of the credit quality of our consumer loan portfolios.

Credit quality indicators for our commercial and consumer loan portfolios based on bond rating, regulatory classification and payment activity as of March 31, 2012 and 2011, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

March 31,
in millions

	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b) (c)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

AAA — AA	$165	$95	$3	$2	$3	—	$599	$645	$770	$742
A	785	712	62	84	1	$5	1,156	1,246	2,004	2,047
BBB — BB	16,801	12,646	6,007	6,045	788	801	3,623	3,655	27,219	23,147
B	848	1,125	568	954	165	309	236	365	1,817	2,753
CCC — C	1,188	1,862	1,167	1,721	316	730	141	296	2,812	4,609

Total	$19,787	$16,440	$7,807	$8,806	$1,273	$1,845	$5,755	$6,207	$34,622	$33,298

(a) Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b) Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.

(c) Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure
Credit Risk Profile by Regulatory Classifications (a)

March 31,
in millions

	Residential — Prime
GRADE	2012	2011

Pass	$11,399	$11,624
Substandard	228	227

Total	$11,627	$11,851

Credit Risk Profile Based on Payment Activity (a) (b)

March 31,	Consumer — Key Community Bank		Consumer — Marine		Consumer — Other		Total
in millions	2012	2011	2012	2011	2012	2011	2012	2011

Performing	$1,211	$1,138	$1,624	$2,081	$110	$149	$2,945	$3,368
Nonperforming	1	3	30	31	1	1	32	35

Total	$1,212	$1,141	$1,654	$2,112	$111	$150	$2,977	$3,403

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days, and substandard = 90 days and greater plus nonperforming loans.

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 117 of our 2011 Annual Report on Form 10-K. We apply expected loss rates to existing loans with similar risk characteristics as noted in the credit quality indicator table above and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. For all commercial TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the carrying amount of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. Consumer loan TDRs are assigned a loss rate that reflects the current assessment of that category of consumer loans to determine the appropriate ALLL level. The ALLL at March 31, 2012 represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

While quantitative modeling factors such as default probability and expected recovery rates are constantly changing as the financial strength of the borrower and overall economic conditions change, there have been no changes to the accounting policies or methodology we used to estimate the ALLL.

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

At March 31, 2012, the ALLL was $944 million, or 1.92% of loans, compared to $1.4 billion, or 2.83% of loans, at March 31, 2011. At March 31, 2012, the ALLL was 141.74% of nonperforming loans compared to 155.03% at March 31, 2011.

A summary of the allowance for loan and lease losses for the periods indicated is presented in the table below:

	Three months ended March 31,
in millions	2012	2011

Balance at beginning of period — continuing operations	$1,004	$1,604
Charge-offs	(132)	(232)
Recoveries	31	39

Net loans charged off	(101)	(193)
Provision for loan and lease losses from continuing operations	42	(40)
Foreign currency translation adjustment	(1)	1

Balance at end of period — continuing operations	$944	$1,372

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2011	Provision			Charge-offs	Recoveries	March 31, 2012

Commercial, financial and agricultural	$334	$(3)			$(26)	$11	$316
Real estate — commercial mortgage	272	12			(23)	2	263
Real estate — construction	63	3			(11)	1	56
Commercial lease financing	78	(10)			(4)	4	68

Total commercial loans	747	2			(64)	18	703
Real estate — residential mortgage	37	4			(6)	1	36
Home equity:
Key Community Bank	103	14			(25)	2	94
Other	29	6			(8)	1	28

Total home equity loans	132	20			(33)	3	122
Consumer other — Key Community Bank	41	5			(10)	1	37
Consumer other:
Marine	46	9			(17)	7	45
Other	1	1			(2)	1	1

Total consumer other:	47	10			(19)	8	46

Total consumer loans	257	39			(68)	13	241

Total ALLL — continuing operations	1,004	41	(a	)	(132)	31	944
Discontinued operations	104	5			(23)	4	90

Total ALLL — including discontinued operations	$1,108	$46			$(155)	$35	$1,034

(a)	Includes $1 million of foreign currency translation adjustment.

in millions	December 31, 2010	Provision		Charge-offs	Recoveries	March 31, 2011
Commercial, financial and agricultural	$485	$(34)		$(42)	$10	$419
Real estate — commercial mortgage	416	13		(46)	3	386
Real estate — construction	145	2		(35)	5	117
Commercial lease financing	175	(32)		(17)	6	132
Total commercial loans	1,221	(51)		(140)	24	1,054
Real estate — residential mortgage	49	—		(10)	1	40
Home equity:
Key Community Bank	120	15		(25)	1	111
Other	57	2		(15)	1	45
Total home equity loans	177	17		(40)	2	156
Consumer other — Key Community Bank	57	3		(12)	2	50
Consumer other:
Marine	89	(2)		(27)	8	68
Other	11	(6)		(3)	2	4
Total consumer other:	100	(8)		(30)	10	72
Total consumer loans	383	12		(92)	15	318
Total ALLL — continuing operations	1,604	(39)	(a)	(232)	39	1,372
Discontinued operations	114	32		(38)	3	111
Total ALLL — including discontinued operations	$1,718	$(7)		$(270)	$42	$1,483

(a)	Includes $1 million of foreign currency translation adjustment.

Our ALLL decreased by $428 million, or 31%, since the first quarter of 2011. This contraction was associated with the improvement in credit quality of our loan portfolios, which has trended more favorably over the past five quarters. Our asset quality metrics have showed continued improvement and, therefore, resulted in favorable risk rating migration and a reduction in our general allowance. Our general allowance encompasses the application of expected loss rates to our existing loans with similar risk characteristics and an assessment of factors such as changes in economic conditions and changes in credit policies or underwriting standards. Our delinquency trends improved during 2011 and into 2012. We attribute this improvement to a more moderate level of lending activity, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $359 million, with a corresponding allowance of $38 million at March 31, 2012. Loans outstanding collectively evaluated for impairment totaled $48.9 billion, with a corresponding allowance of $906 million at March 31, 2012.

A breakdown of the individual and collective allowance for loan and lease losses and the corresponding loan balances as of March 31, 2012 follows:

	Allowance (a)		Outstanding (a)
March 31, 2012 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial, financial and agricultural	$19	$297	$19,787		$125	$19,662
Commercial real estate:
Commercial mortgage	16	247	7,807		182	7,625
Construction	3	53	1,273		52	1,221
Total commercial real estate loans	19	300	9,080		234	8,846
Commercial lease financing	—	68	5,755		—	5,755
Total commercial loans	38	665	34,622		359	34,263
Real estate — residential mortgage	—	36	1,967		—	1,967
Home equity:
Key Community Bank	—	94	9,153		—	9,153
Other	—	28	507		—	507
Total home equity loans	—	122	9,660		—	9,660
Consumer other — Key Community Bank	—	37	1,212		—	1,212
Consumer other:
Marine	—	45	1,654		—	1,654
Other	—	1	111		—	111
Total consumer other	—	46	1,765		—	1,765
Total consumer loans	—	241	14,604		—	14,604
Total ALLL — continuing operations	38	906	49,226		359	48,867
Discontinued operations	—	90	5,715	(b)	—	5,715
Total ALLL — including discontinued operations	$38	$996	$54,941		$359	$54,582

(a)	There were no loans acquired with deteriorated credit quality at March 31, 2012.

(b)	Amount includes $2.8 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective allowance for loan and lease losses and the corresponding loan balances as of March 31, 2011 follows:

	Allowance(a)		Outstanding(a)
March 31, 2011 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial, financial and agricultural	$25	$394	$16,440	$143	$16,297
Commercial real estate:
Commercial mortgage	13	373	8,806	218	8,588
Construction	1	116	1,845	128	1,717
Total commercial real estate loans	14	489	10,651	346	10,305
Commercial lease financing	—	132	6,207	2	6,205
Total commercial loans	39	1,015	33,298	491	32,807
Real estate — residential mortgage	—	40	1,803	—	1,803
Home equity:
Key Community Bank	—	111	9,421	2	9,419
Other	—	45	627	—	627
Total home equity loans	—	156	10,048	2	10,046
Consumer other — Key Community Bank	—	50	1,141	—	1,141
Consumer other:
Marine	—	68	2,112	—	2,112
Other	—	4	150	—	150
Total consumer other	—	72	2,262	—	2,262
Total consumer loans	—	318	15,254	2	15,252
Total ALLL — continuing operations	39	1,333	48,552	493	48,059
Discontinued operations	—	111	6,304	—	6,304
Total ALLL — including discontinued operations	$39	$1,444	$54,856	$493	$54,363

(a)	There were no loans acquired with deteriorated credit quality at March 31, 2011.

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has decreased by $24 million since the first quarter of 2011 to $45 million at March 31, 2012. When combined with our ALLL, our total allowance for credit losses represented 2.01% of loans at March 31, 2012, compared to 2.97% at March 31, 2011.

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended March 31,
in millions	2012	2011
Balance at beginning of period	$45	$73
Provision (credit) for losses on lending-related commitments	—	(4)
Balance at end of period	$45	$69

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

We recognize transfers between levels of the fair value hierarchy at the end of the reporting period. Quarterly, we review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies if more market-based data becomes available. The Fair Value Committee, which is governed by ALCO, oversees the valuation process for all lines of business and support areas, as applicable. Various Working Groups that report to the Fair Value Committee analyze and approve the valuation methodologies used to fair value assets and liabilities managed within specific areas. Formal documentation in the form of fair value valuation methodologies are prepared by the lines of business and support areas as appropriate detailing the asset or liability class and related general ledger accounts, valuation techniques, fair value hierarchy level, market participants, accounting methods, valuation methodology, group responsible for valuations, and valuation inputs.

Additional information regarding our accounting policies for determining fair value is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 122 of our 2011 Annual Report on Form 10-K.

Qualitative Disclosures of Valuation Techniques

Loans.  Most loans recorded as trading account assets are valued based on market spreads for identical assets since they are actively traded. Therefore, these loans are classified as Level 2 because the fair value recorded is based on observable market data for similar assets.

Securities (trading and available for sale).  We own several types of securities, requiring a range of valuation methods:

¿	Securities are classified as Level 1 when quoted market prices are available in an active market for the identical securities. Level 1 instruments include exchange-traded equity securities.

¿	Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate collateralized mortgage obligations. Inputs to the pricing models include actual trade data (i.e., spreads, credit ratings and interest rates) for comparable assets, spread tables, matrices, high-grade scales, option-adjusted spreads and standard inputs, such as yields, benchmark securities, bids and offers.

¿	Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. In such cases, we use internal models based on certain assumptions to determine fair value. Level 3 instruments include certain commercial mortgage-backed securities. Our Real Estate Capital line of business is responsible for the valuation process for these commercial mortgage-backed securities, which is conducted on a quarterly basis. The methodology incorporates a loan-by-loan credit review in combination with discounting the risk-adjusted bond cash flows. A detailed credit review of the underlying loans involves a screening process using a multitude of filters to identify the highest risk loans associated with these commercial mortgage-backed securities. Each of the highest risk loans identified is re-underwritten and loan specific defaults and recoveries are assigned. A matrix approach is used to assign an expected default and recovery percentage for the loans which are not individually re-underwritten. Bond classes will then be run through a discounted cash flow analysis, taking into account the expected default and recovery percentages as well as discount rates developed by our Finance area. Inputs for the Level 3 internal models include expected cash flows from the underlying loans, which take into account expected default and recovery percentages, market research and discount rates commensurate with current market conditions. Changes in the credit quality of the underlying loans or market discount rate would impact the value of the bonds. An increase in the underlying loan credit quality or decrease in the market discount rate would positively impact the bond value. A decrease in the underlying loan credit quality or increase in the market discount rate would negatively impact the bond value.

The fair values of our Level 2 securities available for sale are determined by a third-party pricing service. The valuations provided by the third-party pricing service are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers and reference data obtained from market research publications. Inputs used by the third-party pricing service in valuing CMOs and other mortgage-backed securities also include new issue data, monthly payment information, whole loan collateral performance and “To Be Announced” prices. In valuations of state and political subdivisions securities, inputs used by the third-party pricing service also include material event notices.

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

Private equity and mezzanine investments.  Private equity and mezzanine investments consist of investments in debt and equity securities through our Real Estate Capital line of business. They include direct investments made in specific properties, as well as indirect investments made in funds that pool assets of many investors to invest in properties. There is no active market for these investments, so we employ other valuation methods.

Private equity and mezzanine investments are classified as Level 3 assets since our judgment significantly influences the determination of fair value. Our Fund Management, Asset Management, and Accounting groups are responsible for reviewing the valuation models and determining the fair value of these investments on a quarterly basis. Direct investments in properties are initially valued based upon the transaction price. This amount is then adjusted to fair value based on current market conditions using the discounted cash flow method based on the expected investment exit date. The fair value of the assets are reviewed and adjusted quarterly. Periodically, a third-party appraisal is obtained for the investment to validate the specific inputs for determining fair value.

Inputs used in calculating future cash flows include the cost of build-out, future selling prices, current market outlook and operating performance of the investment. Investment income and expense assumptions are based on market inputs, such as rental/leasing rates and vacancy rates for the geographic- and property type-specific markets. For investments under construction, investment income and expense assumptions are determined using expected future build-out costs and anticipated future rental prices based on current market conditions, discount rates, holding period, the terminal cap rate and sales commissions paid in the terminal cap year. For investments that are in lease-up or are fully leased, income and expense assumptions are based on the current geographic market lease rates, underwritten expenses, market lease terms and historical vacancy rates. Asset Management validates these inputs on a quarterly basis through the use of industry publications, third-party broker opinions and comparable property sales, where applicable. Changes in the significant inputs (rental/leasing rates, vacancy rates, valuation capitalization rate, discount rate, and terminal cap rate) would significantly affect the fair value measurement. Increases in rental/leasing rates would increase fair value while increases in the vacancy rates, valuation capitalization rate, discount rate, and terminal cap rate would decrease fair value.

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

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of our indirect investments and related unfunded commitments at March 31, 2012:

March 31, 2012 in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Passive funds (a)	$17	$4
Co-managed funds (b)	25	3
Total	$42	$7

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to seven years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of three to six years.

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

Each investment is adjusted to fair value with any net realized or unrealized gain/loss recorded in the current period’s earnings. This process is a coordinated and documented effort by the Principal Investing Entities Deal Team (comprised of individuals from one of the independent investment managers noted above), the Controller and certain members of the Controller’s staff, a member of Key’s senior management team and the Investment Committee (members comprised of individuals from Key and one of the independent investment managers). This process involves an in-depth review of the condition of each investment depending on the type of investment.

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

Interest-bearing securities (i.e., loans) are valued on a quarterly basis. Valuation adjustments are determined by the Principal Investing Entities Deal Team and are subject to approval by the Investment Committee. Valuations of debt instruments are based on the Principal Investing Entities Deal Team’s knowledge of the current financial status of the subject company, which is regularly monitored throughout the term of the investment. Significant unobservable inputs used in the valuations of these investments include the company’s payment history, adequacy of cash flows from operations and current operating results, including market multiples, and historical and forecast earnings before interest, taxation, depreciation and amortization. Inputs can also include the seniority of the debt, the nature of any pledged collateral, the extent to which the security interest is perfected and the net liquidation value of collateral.

Valuations of equity instruments of private companies, which are prepared on a quarterly basis, are based on current market conditions and the current financial status of each company. A valuation analysis is performed to value each investment that is reviewed by the Principal Investing Entities Deal Team Officer as well as reviewed and approved by the Chief Administrative Officer of one of the independent investment managers. Significant unobservable inputs used in these valuations include adequacy of the company’s cash flows from operations, any significant change in the company’s performance since the prior valuation and any significant equity issuances by the company. Equity instruments of public companies are valued using quoted prices in an active market for the identical security. If the instrument is restricted, the fair value is determined considering the number of shares traded daily, the number of the company’s total restricted shares and price volatility.

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

For indirect investments, management makes adjustments as deemed appropriate to the net asset value and only if it is determined that it does not properly reflect fair value. In determining the need for an adjustment to net asset value, management performs an analysis of the private equity funds based on the independent fund manager’s valuations as well as management’s own judgment. Significant unobservable inputs used in these analyses include current fund financial information provided by the fund manager, an estimate of future proceeds expected to be received on the investment and market multiples. Management also considers whether the independent fund manager adequately marks down an impaired investment, maintains financial statements in accordance with GAAP or follows a practice of holding all investments at cost.

The following table presents the fair value of our indirect investments and related unfunded commitments at March 31, 2012:

March 31, 2012 in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Private equity funds (a)	$480	$115
Hedge fund(b)	5	—
Total	$485	$115

(a)	Consists of buyout, venture capital and fund of funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to ten years.

(b)	Consists of a fund invested in long and short positions of “stressed and distressed” fixed income-oriented securities, with the goal of producing attractive risk-adjusted returns. The investments can be redeemed quarterly with 45 days notice. However, the fund’s general partners may impose quarterly redemption limits that may delay receipt of requested redemptions.

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

In addition, we have several customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, such as bond spreads and asset values, as well as unobservable internally-derived assumptions, such as loss probabilities and internal risk ratings of customers. These derivatives are priced monthly by our Market Risk Management group using a credit valuation adjustment methodology. Swap details with the customer and our related participation percentage, if applicable, are obtained from our derivatives accounting system, which is the system of record. Applicable customer rating information is obtained from the particular loan system and represents an unobservable input to this valuation process. Using these various inputs, a valuation of these Level 3 derivatives is performed using a model that was acquired from a third party. In summary, the fair value represents an estimate of the amount that the risk participation counterparty would need to pay/receive as of the measurement date based on the probability of customer default on the swap transaction and the fair value of the underlying customer swap. Therefore, a higher loss probability and a lower credit rating would negatively affect the fair value of the risk participations and a lower loss probability and higher credit rating would positively affect the fair value of the risk participations.

Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment in the form of a default reserve. The credit component is determined by individual counterparty based on the probability of default, and considers master netting and collateral agreements. The default reserve is classified as Level 3. Our Market Risk Management group is responsible for the valuation policies and procedure related to this default reserve. A weekly reconciliation process is performed to ensure that all applicable derivative positions are covered in the calculation, which includes transmitting customer exposures and reserve reports to trading management, derivative traders and marketers, derivatives middle office, and corporate accounting personnel. On a quarterly basis, Market Risk Management prepares the reserve calculation. A detailed reserve comparison with the previous quarter, an analysis for change in reserve and a reserve forecast are provided by Market Risk Management to ensure that the default reserve recorded at period end is sufficient.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at March 31, 2012 and December 31, 2011.

March 31, 2012 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$292	—	$292
Trading account assets:
U.S. Treasury, agencies and corporations	—	336	—	336
States and political subdivisions	—	122	—	122
Collateralized mortgage obligations	—	23	—	23
Other mortgage-backed securities	—	96	$1	97
Other securities	$11	25	—	36
Total trading account securities	11	602	1	614
Commercial loans	—	—	—	—
Total trading account assets	11	602	1	614
Securities available for sale:
States and political subdivisions	—	62	—	62
Collateralized mortgage obligations	—	13,845	—	13,845
Other mortgage-backed securities	—	714	—	714
Other securities	12	—	—	12
Total securities available for sale	12	14,621	—	14,633
Other investments:
Principal investments:
Direct	18	—	226	244
Indirect	—	—	485	485
Total principal investments	18	—	711	729
Equity and mezzanine investments:
Direct	—	—	15	15
Indirect	—	—	42	42
Total equity and mezzanine investments	—	—	57	57
Total other investments	18	—	768	786
Derivative assets:
Interest rate	—	1,686	36	1,722
Foreign exchange	73	21	—	94
Energy and commodity	—	271	—	271
Credit	—	29	6	35
Equity	—	3	—	3
Derivative assets	73	2,010	42	2,125
Netting adjustments(a)	—	—	—	(1,295)
Total derivative assets	73	2,010	42	830
Accrued income and other assets	1	117	—	118
Total assets on a recurring basis at fair value	$115	$17,642	$811	$17,273

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$394	—	$394
Bank notes and other short-term borrowings:
Short positions	$6	318	—	324
Derivative liabilities:
Interest rate	—	1,213	—	1,213
Foreign exchange	64	20	—	84
Energy and commodity	—	266	$1	267
Credit	—	33	1	34
Equity	—	3	—	3
Derivative liabilities	64	1,535	2	1,601
Netting adjustments(a)	—	—	—	(847)
Total derivative liabilities	64	1,535	2	754
Accrued expense and other liabilities	—	8	—	8
Total liabilities on a recurring basis at fair value	$70	$2,255	$2	$1,480

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

.

December 31, 2011 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$236	—	$236
Trading account assets:
U.S. Treasury, agencies and corporations	—	353	—	353
States and political subdivisions	—	81	—	81
Collateralized mortgage obligations	—	19	—	19
Other mortgage-backed securities	—	27	$35	62
Other securities	$79	29	—	108
Total trading account securities	79	509	35	623
Commercial loans	—	—	—	—
Total trading account assets	79	509	35	623
Securities available for sale:
States and political subdivisions	—	63	—	63
Collateralized mortgage obligations	—	15,162	—	15,162
Other mortgage-backed securities	—	778	—	778
Other securities	9	—	—	9
Total securities available for sale	9	16,003	—	16,012
Other investments:
Principal investments:
Direct	11	—	225	236
Indirect	—	—	473	473
Total principal investments	11	—	698	709
Equity and mezzanine investments:
Direct	—	—	15	15
Indirect	—	—	36	36
Total equity and mezzanine investments	—	—	51	51
Total other investments	11	—	749	760
Derivative assets:
Interest rate	—	1,915	38	1,953
Foreign exchange	86	65	—	151
Energy and commodity	—	253	—	253
Credit	—	30	7	37
Equity	—	3	—	3
Derivative assets	86	2,266	45	2,397
Netting adjustments (a)	—	—	—	(1,452)
Total derivative assets	86	2,266	45	945
Accrued income and other assets	7	105	—	112
Total assets on a recurring basis at fair value	$192	$19,119	$829	$18,688

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$292	—	$292
Bank notes and other short-term borrowings:
Short positions	—	337	—	337
Derivative liabilities:
Interest rate	—	1,398	—	1,398
Foreign exchange	$79	209	—	288
Energy and commodity	—	252	$1	253
Credit	—	34	28	62
Equity	—	3	—	3
Derivative liabilities	79	1,896	29	2,004
Netting adjustments (a)	—	—	—	(978)
Total derivative liabilities	79	1,896	29	1,026
Accrued expense and other liabilities	23	22	—	45
Total liabilities on a recurring basis at fair value	$102	$2,547	$29	$1,700

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the three months ended March 31, 2012 and 2011. We mitigate the credit risk, interest rate risk and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets				Other Investments								Derivative Instruments					(a)
	Other Mortgage-				Principal Investments				Equity and Mezzanine Investments
in millions	Backed Securities		Other Securities		Direct		Indirect		Direct		Indirect		Interest Rate		Energy and Commodity		Credit
Balance at December 31, 2011	$35		$—		$225		$473		$15		$36		$38		$(1)		$(21)

Gains (losses) included in earnings	2	(b)	$3	(b)	1	(c)	23	(c)	—	(c)	1	(c)	(5)	(b)	—	(b)	(5)	(b)
Purchases	—		—		1		10		—		3		1		—		—
Sales	(32)		—		(1)		(21)		—		—		(1)		—		—
Issuances	—		—		—		—		—		—		—		—		—
Settlements	—		(3)		—		—		—		(1)		—		—		31
Transfers into Level 3	—		—		—		—		—		3		4		—		—
Transfers out of Level 3	(4)		—		—		—		—		—		(1)		—		—
Balance at March 31, 2012	$1		—		$226		$485		$15		$42		$36		$(1)		$5

Unrealized gains (losses) included in earnings	—	(b)	$3	(b)	$1	(c)	$19	(c)	$6	(c)	$4	(c)	—	(b)	—	(b)	—	(b)
Balance at December 31, 2010	$1		$21		$372		$526		$20		$30		$75		1		$11

Gains (losses) included in earnings	—	(b)	—	(b)	2	(c)	33	(c)	5	(c)	(1)	(c)	4	(b)	(1)	(b)	(1)	(b)
Purchases	—		—		28		14		—		2		—		—		(6)
Sales	—		—		(7)		(25)		—		—		(2)		—		—
Issuances	—		—		—		—		—		—		—		—		—
Settlements	—		(21)		—		—		—		(1)		—		—		—
Transfers into Level 3	—		—		—		—		—		—		7		—		—
Transfers out of Level 3	—		—		—		—		—		(3)		(3)		—		—
Balance at March 31, 2011	$1		—		$395		$548		$25		$27		$81		—		$4

Unrealized gains (losses) included in earnings	—	(b)	—	(b)	$2	(c)	$24	(c)	$10	(c)	$(4)	(c)	—	(b)	—	(b)	—	(b)

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$101	$101	—	—	$149	$149
Loans held for sale (a)	—	—	25	25	—	—	15	15
Direct financing leases and operating lease assets held for sale	—	—	—	—	—	—	—	—
Goodwill and other intangible assets	—	—	—	—	—	—	—	—
Accrued income and other assets	—	$30	16	46	—	$19	25	44
Total assets on a nonrecurring basis at fair value	—	$30	$142	$172	—	$19	$189	$208

(a)	During the first quarter of 2012, we transferred $23 million of commercial and consumer loans and leases from held-for-sale status to the held-to-maturity portfolio at their current fair value.

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

The evaluations for impairment are prepared by various relationship managers in our Asset Recovery Group and are reviewed and approved by the Asset Recovery Group Executive. The Asset Recovery Group is part of the Risk Management Group and reports to our Chief Credit Officer. These evaluations are performed in conjunction with the quarterly ALLL process.

Subject loans are evaluated for impairment on a quarterly basis. Loans included in the previous quarter’s review are reevaluated and if their values are materially different from the prior quarter evaluation, the underlying information (loan balance and in most cases, collateral value) are compared. Material differences are evaluated for reasonableness, and discussions are held between the relationship manager and their senior manager to understand the difference and determine if any adjustment is necessary. The inputs are developed and substantiated on a quarterly basis, based on current borrower developments, market conditions and collateral values.

The following two internal methods are used to value impaired loans:

•	Cash flow analysis considers internally developed inputs, such as discount rates, default rates, costs of foreclosure and changes in collateral values.
•

The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations and assessments provided by third-party appraisers. We perform or reaffirm appraisals of collateral-dependent impaired loans at least annually. Appraisals may occur more frequently if the most recent appraisal does not accurately reflect the current market, the debtor is seriously delinquent or chronically past due, or there has been a material deterioration in the performance of the project or condition of the property. Adjustments to outdated appraisals that result in an appraisal value less than the carrying amount of a collateral-dependent impaired loan are reflected in the ALLL.

Impairment valuations are back-tested each quarter, based on a look-back of actual incurred losses on closed deals previously evaluated for impairment. The overall percent variance of actual net charge-offs on closed deals as compared to the specific allocations on such deals is considered in determining each quarter’s specific allocations.

Loans held for sale.  Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determined that adjustments were necessary to record some of the portfolios at the lower of cost or fair value in accordance with GAAP. Loans held for sale portfolios adjusted to fair value totaled $25 million at March 31, 2012 and $15 million at December 31, 2011.

Current market conditions, including updated collateral values, and reviews of our borrowers’ financial condition influenced the inputs used in our internal models and other valuation methodologies, resulting in these adjustments. The valuations are prepared by the responsible relationship managers or analysts in our Asset Recovery Group and are reviewed and approved by the Asset Recovery Group Executive. Actual gains or losses realized on the sale of various loans held for sale provide a back-testing mechanism for determining the appropriateness of our valuations of these loans held for sale that are adjusted to fair value.

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

Direct financing leases and operating lease assets held for sale.  Our Key Equipment Finance (KEF) Accounting and Capital Markets groups are responsible for the valuation policies and procedures related to these assets. The Managing Director of the KEF Capital Markets group reports to the President of our Equipment Finance line of business. A weekly report is distributed to both groups that lists all Equipment Finance deals booked in the warehouse portfolio. On a quarterly basis, the KEF Accounting group prepares a detailed held for sale roll forward schedule that is reconciled to the general ledger and the above mentioned weekly report. The held for sale roll forward schedule is used by KEF management to determine if an impairment adjustment is necessary in accordance with lower of cost or fair value guidelines.

Valuations of direct financing leases and operating lease assets held for sale are performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. The inputs based on our assumptions include changes in the value of leased items and internal credit ratings. These leases have been classified as Level 3 assets. Leases also may be valued using current nonbinding bids when they are available. These leases are classified as Level 2 assets. In a distressed market where market data is not available, an estimate of the fair value of the leased asset may be used to value the lease, resulting in a Level 3 classification. In an inactive market, the market value of the assets held for sale is determined as the present value of the future cash flows discounted at the current buy rate. Equipment Finance Accounting calculates an estimated fair value buy rate based on the credit premium inherent in the relevant bond index and the appropriate swap rate on the measurement date. The amount of the adjustment is calculated as book value minus the present value of future cash flows discounted at the calculated buy rate.

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

Inputs used include market-available data, such as industry, historical and expected growth rates, and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified goodwill as Level 3. We use a third party valuation services provider to perform the annual, and if necessary, any interim, Step 1 valuation process, and to perform a Step 2 analysis, if needed, on our reporting units. Annual and any interim valuations prepared by the third-party valuation service provider are reviewed by the appropriate individuals within Key to ensure that the assumptions used in preparing the analysis are appropriate and properly supported. For additional information on the results of recent goodwill impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) on page 161 of our 2011 Annual Report on Form 10-K.

The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions. Accordingly, these assets are classified as Level 3. Our lines of business, with oversight from our Accounting group are responsible for routinely, at least quarterly, assessing whether impairment indicators are present. All indicators that signal impairment may exist are appropriately considered in this analysis. An impairment loss is only recognized for a held and used long lived asset if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value.

Our primary assumptions include attrition rates, alternative costs of funds and rates paid on deposits. For additional information on the results of other intangible assets impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) on page 161 of our 2011 Annual Report on Form 10-K.

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

•

Commercial Real Estate Valuation Process: When a loan is reclassified from loan status to OREO due to our taking possession of the collateral, the Asset Recovery Group Loan Officer, in consultation with our OREO group, obtains a broker price opinion and a third-party appraisal, which are used to establish the fair value of the underlying collateral. In certain instances when rapidly changing market conditions necessitate, our OREO group completes separate valuation analyses, which are utilized as a basis to determine fair value. From time to time, we may elect to utilize these OREO analyses as the basis to determine fair value. However, these analyses are only used when the fair value determination utilizing this analysis is less than that determined by a broker price opinion or third party appraisal. The determined fair value of the underlying collateral, to the extent it does not exceed the carrying value of the loan, becomes the carrying value of the OREO asset. In addition to valuations from independent third party sources, our OREO group also writes down the carrying balance of OREO assets once a bona fide offer is contractually accepted, through execution of a Purchase and Sale Agreement, where the accepted price is lower than the current balance of the particular OREO asset. The fair value of OREO property is re-evaluated every 90 days and the OREO asset is adjusted to reflect the lower of cost or fair value as necessary.

•

Consumer Real Estate Valuation Process: The Asset Management team within our Risk Operations group is responsible for valuation policies and procedures in this area. The current vendor partner provides monthly reporting of all broker price opinion evaluations, appraisals and the monthly market plans. Market plans are reviewed monthly, and valuations are reviewed and tested monthly to ensure proper pricing has been established and guidelines are being met. Risk Operations Compliance validates and provides periodic testing of the valuation process. The Asset Management team reviews changes in fair value measurements. The current vendor partner managed brokers review pricing monthly, while third-party broker price opinions are reviewed every 90 days, and the fair value is written down based on changes to the valuation. External factors are documented and monitored as appropriate.

Mortgage servicing assets are valued based on inputs such as prepayment speeds, earn rates, credit default rates, discount rates and servicing advances. We classify these assets as Level 3. Additional information regarding the valuation of mortgage servicing assets is provided in Note 8 (“Mortgage Servicing Assets”).

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets during the first quarter of 2012, along with the valuation techniques used, are shown in the following table:

March 31, 2012	Fair Value of		Significant	Range
dollars in millions	Level 3 Assets	Valuation Technique	Unobservable Input	(Weighted-Average)

Recurring

Other investments	$216	Individual analysis of the condition
— principal investments — direct:		of each investment
Debt instruments			EBITDA multiple	5.3 - 6.5% (5.9%)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.5 - 12.0% (4.8%)
			Revenue multiple (where applicable)	0.2 - 4.7% (0.7%)

Nonrecurring
Impaired loans	101	Fair value of underlying collateral	Discount	0.00 - 100.00% (31%)
Goodwill	917	Discounted cash flow and market data	Earnings multiple of peers	8.30 - 11.90 (10.01)
			Equity multiple of peers	1.21 - 1.32 (1.27)
			Control premium	N/A (32.00%)
			Weighted-average cost of capital	N/A (15.00%)
Mortgage servicing assets	226	Discounted cash flow	Prepayment speed	0.00 - 25.00% (12.60%)
			Expected credit losses	2.00 - 3.00% (2.51%)
			Residual cash flows discount rate	7.00 - 15.00% (9.50%)
			Value assigned to escrow funds	0.75 - 3.75% (2.00%)
			Servicing cost	700 - 16,000 (2,548)
			Loan assumption rate	0.00 - 3.00% (2.14%)
			Percentage late	0.00 - 2.00% (0.22%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments at March 31, 2012, along with the related carrying amounts and fair values at March 31, 2012 and December 31, 2011, are shown in the following table.

	March 31, 2012							December 31, 2011
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total	Carrying Amount	Fair Value
ASSETS
Cash and short-term investments (a)	$4,021	$3,729	$292	—	—		$4,021	$4,213	$4,213
Trading account assets (e)	614	11	602	$1	—		614	623	623
Securities available for sale (e)	14,633	12	14,621	—	—		14,633	16,012	16,012
Held-to-maturity securities (b)	3,019	—	3,052	—	—		3,052	2,109	2,133
Other investments (e)	1,188	18	402	768	—		1,188	1,163	1,163
Loans, net of allowance (c)	48,282	—	—	47,348	—		47,348	48,571	47,561
Loans held for sale (e)	511	—	—	511	—		511	728	728
Mortgage servicing assets (d)	183	—	—	226	—		226	173	245
Derivative assets (e)	830	73	2,010	42	$(1,295)	(f)	830	945	945

LIABILITIES
Deposits with no stated maturity (a)	$50,805	—	$50,805	—	—		$50,805	$51,014	$51,014
Time deposits (d)	10,689	$857	10,096	—	—		10,953	10,942	11,253
Short-term borrowings (a)	2,170	6	2,164	—	—		2,170	2,048	2,048
Long-term debt (d)	8,898	3,885	5,246	—	—		9,131	9,520	9,792
Derivative liabilities (e)	754	64	1,535	$2	$(847)	(f)	754	1,026	1,026

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of mortgage servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.

(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2011 and into 2012, the fair values of our loan portfolios improved, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change significantly. If a nonexit price methodology were used for valuing our loan portfolio for continuing operations, it would result in a premium of .2%. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business.  The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans held for sale (prior to the second quarter of 2011), all of which are outside the trusts. The fair value of loans held for sale was identical to the aggregate carrying amount of the loans. All of these loans were excluded from the table above as follows:

♦	Loans at carrying value, net of allowance, of $2.8 billion ($2.4 billion at fair value) at March 31, 2012 and $2.9 billion ($2.5 billion at fair value) at December 31, 2011;

♦	Portfolio loans at fair value of $74 million at March 31, 2012 and $76 million at December 31, 2011;

♦	There were no loans held for sale at March 31, 2012 or December 31, 2011; and

♦	Loans in the trusts at fair value of $2.7 billion at March 31, 2012 and $2.7 billion at December 31, 2011.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $2.5 billion in fair value at March 31, 2012 and $2.5 billion in fair value at December 31, 2011, are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available. Additional information regarding the consolidation of the education lending securitization trusts is provided in Note 11 (“Acquisition and Discontinued Operations”).

Residential real estate mortgage loans.  Residential real estate mortgage loans with carrying amounts of $2 billion at March 31, 2012 and $1.9 billion at December 31, 2011 are included in “Loans, net of allowance” in the above table.

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

	March 31, 2012
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$59	$3	—	$62
Collateralized mortgage obligations	13,405	440	—	13,845
Other mortgage-backed securities	653	61	—	714
Other securities	11	1	—	12

Total securities available for sale	$14,128	$505	—	$14,633

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$3,001	$33	—	$3,034
Other securities	18	—	—	18

Total held-to-maturity securities	$3,019	$33	—	$3,052

	December 31, 2011
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$60	$3	—	$63
Collateralized mortgage obligations	14,707	455	—	15,162
Other mortgage-backed securities	715	63	—	778
Other securities	8	1	—	9

Total securities available for sale	$15,490	$522	—	$16,012

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$2,091	$24	—	$2,115
Other securities	18	—	—	18

Total held-to-maturity securities	$2,109	$24	—	$2,133

	March 31, 2011
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$9	—	—	$9
States and political subdivisions	148	$2	—	150
Collateralized mortgage obligations	17,998	331	$40	18,289
Other mortgage-backed securities	913	68	—	981
Other securities	14	5	—	19

Total securities available for sale	$19,082	$406	$40	$19,448

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1	—	—	$1
Other securities	18	—	—	18

Total held-to-maturity securities	$19	—	—	$19

The following table summarizes our securities that were in an unrealized loss position as of March 31, 2012, December 31, 2011, and March 31, 2011.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2012
Securities available for sale:
State and political divisions	$1	—	—	—	$1	—
Other securities	2	—	—	—	2	—

Total temporarily impaired securities	$3	—	—	—	$3	—

December 31, 2011
Securities available for sale:
Collateralized mortgage obligations	$1	—	—	—	$1	—
Other securities	3	—	—	—	3	—

Total temporarily impaired securities	$4	—	—	—	$4	—

March 31, 2011
Securities available for sale:
Collateralized mortgage obligations	$3,819	$40	—	—	$3,819	$40

Total temporarily impaired securities	$3,819	$40	—	—	$3,819	$40

We had less than $1 million of gross unrealized losses at March 31, 2012 and December 31, 2011. At March 31, 2011, we had $40 million of gross unrealized losses related to 33 fixed-rate collateralized mortgage obligations, which we invested in as part of an overall A/LM strategy. Since these securities have fixed interest rates, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments have been reduced to their fair value through OCI, not earnings. These securities have a weighted-average maturity of 4.2 years at March 31, 2011.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended March 31, 2012.

Three months ended March 31, 2012
in millions

Balance at December 31, 2011	$4
Impairment recognized in earnings	—

Balance at March 31, 2012	$4

Realized gains and losses related to securities available for sale were as follows:

Three months ended March 31, 2012
in millions

Realized gains	—
Realized losses	—

Net securities gains (losses)	—

At March 31, 2012, securities available for sale and held-to-maturity securities totaling $10.5 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
March 31, 2012 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$693	$707	$5	$5
Due after one through five years	13,355	13,840	3,014	3,047
Due after five through ten years	74	80	—	—
Due after ten years	6	6	—	—

Total	$14,128	$14,633	$3,019	$3,052

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

At March 31, 2012, after taking into account the effects of bilateral collateral and master netting agreements, we had $180 million of derivative assets and a negative $63 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely due to contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $650 million and derivative liabilities of $817 million that were not designated as hedging instruments.

The Dodd-Frank Act, which is currently being implemented, may limit the types of derivative activities that KeyBank and other insured depository institutions may conduct. As a result, we may not continue to use all of the types of derivatives noted above in the future.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives” on page 121 of our 2011 Annual Report on Form 10-K.

Derivatives Designated in Hedge Relationships

Net interest income and the EVE change in response to changes in the mix of assets, liabilities and off-balance sheet instruments and associated interest rates tied to each instrument, differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities, and changes in interest rates. We utilize derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance to minimize the exposure and volatility of net interest income and EVE to interest rate fluctuations. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.

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

The derivatives used for managing foreign currency exchange risk are cross currency swaps. During 2011 and prior years, Key has had outstanding issuances of medium-term notes that were denominated in foreign currencies. The notes were subject to translation risk, which represented the possibility that the fair value of the foreign-denominated debt would change based on movement of the underlying foreign currency spot rate. It has been our practice to hedge against potential fair value volatility caused by changes in foreign currency exchange rates and interest rates. The hedge converted the notes to a variable-rate U.S. currency-denominated debt, which was designated as a fair value hedge of foreign currency exchange risk. As of March 31, 2012, Key has no debt being hedged in this manner.

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at March 31, 2012, was not significant.

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

We also enter into derivative contracts for other purposes, including:

¿	interest rate swap, cap, and floor contracts entered into generally to accommodate the needs of commercial loan clients;

¿	energy swap and options contracts entered into to accommodate the needs of clients;

¿	foreign exchange contracts used for proprietary trading purposes;

¿	futures contracts and positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above; and

¿	foreign exchange forward contracts and options entered into to accommodate the needs of clients.

These contracts are not designated as part of hedge relationships.

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross basis as of March 31, 2012, December 31, 2011, and March 31, 2011. The change in the notional amounts of these derivatives by type from December 31, 2011, to March 31, 2012 indicates the volume of our derivative transaction activity during the first quarter of 2012. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	March 31, 2012			December 31, 2011			March 31, 2011
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$15,368	$532	$20	$15,067	$589	$27	$10,151	$383	$41
Foreign exchange	—	—	—	554	—	147	1,162	—	175
Total	15,368	532	20	15,621	589	174	11,313	383	216
Derivatives not designated as hedging instruments:
Interest rate	61,369	1,190	1,193	48,537	1,364	1,371	49,941	1,128	1,140
Foreign exchange	6,316	94	84	5,549	151	141	6,494	204	193
Energy and commodity	1,632	271	267	1,610	253	253	1,995	418	430
Credit	3,382	35	34	3,210	37	62	3,127	36	36
Equity	18	3	3	17	3	3	18	3	3
Total	72,717	1,593	1,581	58,923	1,808	1,830	61,575	1,789	1,802
Netting adjustments (a)	—	(1,295)	(847)	—	(1,452)	(978)	—	(1,167)	(912)
Total derivatives	$88,085	$830	$754	$74,544	$945	$1,026	$72,888	$1,005	$1,106

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the three-month period ended March 31, 2012, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of March 31, 2012.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the three-month periods ended March 31, 2012 and 2011, and where they are recorded on the income statement.

	Three months ended March 31, 2012
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$ (55)	Long-term debt	Other income	$ 52	(a)
Interest rate	Interest expense – Long-term debt	45
Foreign exchange	Other income	5	Long-term debt	Other income	(5)	(a)
Foreign exchange	Interest expense – Long-term debt	1	Long-term debt	Interest expense – Long-term debt	(1)	(b)
Total		$ (4)			$ 46

	Three months ended March 31, 2011
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$ (84)	Long-term debt	Other income	$ 80	(a)
Interest rate	Interest expense – Long-term debt	54
Foreign exchange	Other income	65	Long-term debt	Other income	(69)	(a)
Foreign exchange	Interest expense – Long-term debt	2	Long-term debt	Interest expense – Long-term debt	(4)	(b)
Total		$ 37			$ 7

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.

Cash flow hedges.  Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the three-month period ended March 31, 2012, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of March 31, 2012.

The following table summarizes the pre-tax net gains (losses) on our cash flow hedges for the three-month periods ended March 31, 2012 and 2011, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

Three months ended March 31, 2012
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Interest rate	$ 23	Interest income – Loans	$ 13	Other income	—
Interest rate	6	Interest expense – Long-term debt	(2)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—
Total	$ 29		$ 11		—

Three months ended March 31, 2011
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Interest rate	$ (1)	Interest income – Loans	$ 17	Other income	—
Interest rate	3	Interest expense – Long-term debt	(3)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—
Total	$ 2		$ 14		—

The after-tax change in AOCI resulting from cash flow hedges is as follows:

in millions	December 31, 2011	2012 Hedging Activity	Reclassification of Gains to Net Income	March 31, 2012

AOCI resulting from cash flow hedges	$ (2)	$ 18	$ (6)	$ 10

Considering the interest rates, yield curves and notional amounts as of March 31, 2012, we would expect to reclassify an estimated $19 million of net losses on derivative instruments from AOCI to income during the next twelve months. In addition, we expect to reclassify approximately $12 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. The maximum length of time over which we hedge forecasted transactions is 16 years.

Nonhedging instruments.  Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three month periods ended March 31, 2012 and 2011, and where they are recorded on the income statement.

	Three months ended March 31,
in millions	2012	2011
NET GAINS (LOSSES) (a)
Interest rate	$ 6	$ 2
Foreign exchange	9	10
Energy and commodity	5	2
Credit	(4)	(7)
Total net gains (losses)	$ 16	$ 7

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The collateral netted against derivative assets on the balance sheet totaled $450 million at March 31, 2012, $486 million at December 31, 2011, and $264 million at March 31, 2011. The collateral netted against derivative liabilities totaled $2 million at March 31, 2012, $11 million at December 31, 2011 and $10 million at March 31, 2011.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	March 31, 2012	December 31, 2011	March 31, 2011
Largest gross exposure (derivative asset) to an individual counterparty	$179	$194	$138
Collateral posted by this counterparty	57	64	19
Derivative liability with this counterparty	233	250	276
Collateral pledged to this counterparty	119	127	160
Net exposure after netting adjustments and collateral	7	7	3

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	March 31, 2012	December 31, 2011	March 31, 2011
Interest rate	$1,117	$1,257	$939
Foreign exchange	34	64	116
Energy and commodity	121	96	200
Credit	6	12	11
Equity	2	2	3
Derivative assets before collateral	1,280	1,431	1,269
Less: Related collateral	450	486	264
Total derivative assets	$830	$945	$1,005

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes and proprietary trading purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At March 31, 2012, for derivatives that have associated bilateral collateral and master netting agreements, we had gross exposure of $915 million to broker-dealers and banks. We had net exposure of $223 million after the application of master netting agreements and collateral; our net exposure to broker-dealers and banks at March 31, 2012, was reduced to $24 million with $199 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $22 million at March 31, 2012, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2011, the default reserve was $22 million. At March 31, 2012, for derivatives that have associated master netting agreements, we had gross exposure of $674 million to client counterparties. We had net exposure of $607 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

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

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	March 31, 2012			December 31, 2011			March 31, 2011
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net
Single name credit default swaps	$(12)	$7	$(5)	$3	$(1)	$2	$(11)	$11	—
Traded credit default swap indices	—	6	6	6	(6)	—	—	2	$2
Other	1	(1)	—	1	(1)	—	4	—	4
Total credit derivatives	$(11)	$12	$1	$10	$(8)	$2	$(7)	$13	$6

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2012, December 31, 2011, and March 31, 2011. Except as noted, the payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	March 31, 2012			December 31, 2011			March 31, 2011
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Single name credit default swaps	$973	2.26	4.53%	$878	2.18	4.98%	$955	2.30	3.40%
Traded credit default swap indices	497	2.78	2.09	343	3.20	4.58	369	3.37	3.76
Other	16	5.77	10.29	18	5.74	10.89	16	1.45	4.28
Total credit derivatives sold	$1,486	—	—	$1,239	—	—	$1,340	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2012, KeyBank’s ratings with Moody’s and S&P were “A3” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there were a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of March 31, 2012, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $626 million, which includes $532 million in derivative assets and $1.2 billion in derivative liabilities. We had $626 million in cash and securities collateral posted to cover those positions as of March 31, 2012. As of March 31, 2012, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyCorp that were in a net liability position totaled $5 million, which includes $7 million in derivative assets and $12 million in derivative liabilities. We had $5 million in cash and securities collateral posted to cover those positions as of March 31, 2012.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2012, December 31, 2011, and March 31, 2011. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of March 31, 2012, and take into account all collateral already posted. A similar calculation was performed for KeyCorp and no additional collateral was required.

	00000000	00000000	00000000	00000000	00000000	00000000
	March 31, 2012		December 31, 2011		March 31, 2011
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-
One rating downgrade	$6	$6	$11	$11	$18	$18
Two rating downgrades	11	11	16	16	28	28
Three rating downgrades	11	11	16	16	33	33

KeyBank’s long-term senior unsecured credit rating currently is four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2012, payments of up to $13 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of March 31, 2012, the payments required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted, would have been immaterial.

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

	Three months ended March 31,
in millions	2012	2011

Balance at beginning of period	$173	$196
Servicing retained from loan sales	8	3
Purchases	16	—
Amortization	(14)	(17)

Balance at end of period	$183	$182

Fair value at end of period	$226	$232

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The primary economic assumptions used to measure the fair value of our mortgage servicing assets at March 31, 2012, and 2011, generally are:

¿	prepayment speed at an annual rate of 0.00% to 25.00%;

¿	expected credit losses at a static rate of 2.00% to 3.00%;

¿	residual cash flows discount rate of 7.00% to 15.00%; and

¿	value assigned to escrow funds at an interest rate of .75% to 3.75%.

If these economic assumptions change or prove incorrect, it could cause the fair value of mortgage servicing assets to change in the future. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At March 31, 2012, a 1.00% decrease in the value assigned to the escrow deposits would cause a $28 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $2 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $22 million for the three-month period ended March 31, 2012 and $21 million for the three-month period ended March 31, 2011. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.

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

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 119 of our 2011 Annual Report on Form 10-K and Note 11 (“Acquisition and Discontinued Operations”) under the heading “Education lending” in this report.

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

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2012
LIHTC funds	$87	N/A	$124	—	—
Education loan securitization trusts	2,747	$2,542	N/A	N/A	N/A
LIHTC investments	N/A	N/A	1,035	—	$490

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds.  KAHC formed limited partnerships, known as funds, that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $55 million at March 31, 2012. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At March 31, 2012, we estimated the settlement value of these third-party interests to be between $14 million and $26 million, while the recorded value, including reserves, totaled $78 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

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

We consolidated our ten outstanding education loan securitization trusts as of January 1, 2010, and made a corresponding $45 million cumulative effect adjustment. We were required to consolidate these trusts because we hold the residual interests and, as the master servicer we have the power to direct the activities that most significantly influence the trusts’ economic performance. We elected to consolidate these trusts at fair value. The trust assets can be used only to settle the obligations or securities that the trusts issue; we cannot sell the assets or transfer the liabilities. The security holders or beneficial interest holders do not have recourse to us, and we do not have any liability recorded related to their securities. During the third quarter of 2011, we determined that the $45 million adjustment was incorrect. Further information regarding this error and how we corrected it as well as additional information about these education loan securitization trusts is generally provided in Note 11 (“Acquisition and Discontinued Operations”) under the heading “Education lending.”

Unconsolidated VIEs

LIHTC nonguaranteed funds.  Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At March 31, 2012, assets of these unconsolidated nonguaranteed funds totaled $124 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

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

At March 31, 2012, assets of these unconsolidated LIHTC operating partnerships totaled approximately $1 billion. At March 31, 2012, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $385 million plus $105 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During the first three months of 2012, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $1.1 billion at March 31, 2012. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 12 under the heading “Return guarantee agreement with LIHTC investors.”

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

10. Income Taxes

Income Tax Provision

In accordance with the applicable accounting guidance, the principal method established for computing the provision for income taxes in interim periods requires us to make our best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes. Additionally, the accounting guidance allows for an alternative method to computing the effective tax rate and, thus the interim provision for income taxes, when a taxpayer is unable to calculate a reliable estimate of the effective tax rate for the entire year. For the first quarter of 2012, we applied an estimated annual effective rate to the interim period’s consolidated pre-tax operating income. For prior interim periods beginning with the quarter ended June 30, 2010, we applied the alternative method allowed under the accounting guidance. The provision for the prior quarters is calculated by applying the statutory federal income tax rate to the quarter’s consolidated operating income before taxes after modifications. These items include modifications for non-taxable items recognized in the quarter, which include income from corporate-owned life insurance, tax credits related to investments in low-income housing projects, and state taxes. During those periods, we concluded that the uncertainty of the economic environment made the alternative method more reliable in determining the tax provision for those periods.

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 27.0% for the first quarter of 2012, 25.0% for the fourth quarter of 2011, and 28.2% for the first quarter of 2011. The effective tax rates are below our combined federal and state statutory tax rate of 37.2%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with investments in low-income housing projects.

Deferred Tax Asset

At March 31, 2012, from continuing operations, we had a federal deferred tax asset of $81 million and a state deferred tax liability of $23 million compared to a federal deferred tax asset of $111 million and a state deferred tax liability of $19 million at December 31, 2011, and a combined federal and state deferred tax asset of $348 million at March 31, 2011, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. Based on these criteria, and in particular our expectations for future taxable income, we currently believe that it is more-likely-than-not that we will realize the net deferred tax asset in future periods.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

11. Acquisition and Discontinued Operations

Acquisition

HSBC Branches.  On January 11, 2012, Key signed a purchase and assumption agreement to acquire 37 retail banking branches in Buffalo and Rochester, New York. The branches are being sold by First Niagara Bank in connection with their recent acquisition of HSBC’s upstate New York banking franchise. Under the terms of the purchase and assumption agreement, Key will assume deposits consisting primarily of transaction and savings accounts and purchase commercial and residential loans. The deposits associated with these branches total approximately $2.4 billion, while loans total approximately $400 million. The transaction is expected to close early in the third quarter of 2012, subject to customary closing conditions. On April 18, 2012 we received regulatory approval from the OCC for the transaction.

Discontinued operations

Education lending.  In September 2009, we decided to exit the government-guaranteed education lending business. As a result, we have accounted for this business as a discontinued operation.

“Income (loss) from discontinued operations, net of taxes” on the income statement includes (i) the changes in fair value of the assets and liabilities of the education loan securitization trusts and the loans at fair value in portfolio (discussed later in this note), and (ii) the interest income and expense from the loans and the securities of the trusts and the loans in portfolio at both amortized cost and fair value. These amounts are shown separately in the following table. Gains and losses attributable to changes in fair value are recorded as a component of noninterest income or expense. Interest income and expense related to the loans and securities are shown as a component of “Net interest income.”

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended March 31,
in millions	2012	2011

Net interest income	$31	$36
Provision for loan and lease losses	4	32

Net interest income (expense) after provision for loan and lease losses	27	4
Noninterest income	(18)	(10)
Noninterest expense	9	11

Income (loss) before income taxes	—	(17)
Income taxes	—	(6)

Income (loss) from discontinued operations, net of taxes (a)	—	$(11)

(a)	Includes after-tax charges of $14 million and $13 million for the three-month periods ended March 31, 2012 and 2011, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

	0000000000	0000000000	0000000000
in millions	March 31, 2012	December 31, 2011	March 31, 2011

Trust loans at fair value	$2,714	$2,726	$3,065
Portfolio loans at fair value	74	76	—
Loans, net of unearned income of ($2), ($2) and $1	2,927	3,010	3,239
Less: Allowance for loan and lease losses	90	104	111

Net loans	5,625	5,708	6,193
Loans held for sale	—	—	14
Trust accrued income and other assets at fair value	112	121	153

Total assets	$5,737	$5,829	$6,360

Trust accrued expense and other liabilities at fair value	$30	$28	$34
Trust securities at fair value	2,512	2,522	2,894

Total liabilities	$2,542	$2,550	$2,928

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

As of January 1, 2010, we consolidated our ten outstanding securitization trusts since we hold the residual interests and are the master servicer with the power to direct the activities that most significantly influence the economic performance of the trusts.

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $205 million as of March 31, 2012. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

We elected to consolidate these trusts at fair value. Carrying the assets and liabilities of the trusts at fair value better depicts our economic interest. The fair value of the assets and liabilities of the trusts is determined by calculating the present value of the future expected cash flows. We rely on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts because observable market data is not available. See further discussion regarding our valuation process later in this note.

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

During the third quarter of 2011, we corrected an error related to the $45 million cumulative effect adjustment recorded to beginning retained earnings upon consolidation of the education loan securitization trusts on January 1, 2010. Deferred taxes had not been appropriately recognized for the assets and liabilities of the trusts consolidated which were accounted for at fair value for book purposes but not for tax. We assessed the materiality of the error in accordance with the applicable SEC guidance and concluded that the error was not material, individually or in the aggregate, to our financial position for any prior period or the quarter ending September 30, 2011, to trends for those periods affected, or to a fair presentation of our financial statements for those periods. The error had no impact on our results of operations. Accordingly, results for periods prior to the quarter ending September 30, 2011 were not restated. Instead, accrued income and other assets and retained earnings were reduced by $30 million to correct this error in the third quarter of 2011.

On September 27, 2011, we purchased the government-guaranteed loans from one of the education loan securitization trusts pursuant to the legal terms of the particular trust. The trust used the cash proceeds from the sale of these loans to retire the outstanding securities related to these government-guaranteed loans. This particular trust remains in existence and continues to maintain the private education loan portfolio and has securities related to these loans outstanding. The government-guaranteed loans we purchased are held as portfolio loans and continue to be accounted for at fair value. The portfolio loans were valued using an internal discounted cash flow model, which was affected by assumptions for defaults, expected credit losses, discount rates and prepayments. The portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value. See following discussion regarding our valuation process for these loans as well as the trust loans and securities.

Corporate Treasury, within our Finance area, is responsible for the quarterly valuation process that determines the fair value of the loans and securities in our education loan securitization trusts as well as our student loans held in portfolio that are accounted for at fair value. Corporate Treasury provides these fair values to a Working Group Committee (“the Working Group”) that is comprised of representatives from the line of business, Credit and Market Risk Management, Accounting, Business Finance (part of our Finance area), and Corporate Treasury. The Working Group is a subcommittee of the Fair Value Committee that is discussed in more detail in Note 5 (“Fair Value Measurements”). The Working Group reviews all significant inputs and assumptions and approves the resulting fair values.

The Working Group reviews actual performance trends of the loans and securities on a quarterly basis and uses statistical analysis and qualitative measures to determine assumptions for future performance. Predictive models that incorporate delinquency and charge-off trends along with economic outlooks assist the Working Group to forecast future defaults. The Working Group uses this information to formulate the credit outlook for each of the securitization trusts. Higher projected defaults, fewer expected recoveries, elevated prepayment speeds and higher discount rates would be expected to result in a lower fair value of the loans and securities in these securitization trusts as well as the portfolio loans at fair value. Default expectations and discount rate changes have the most significant impact on the fair values of the loans and securities. It is important to note that increased cash flow uncertainty, whether through higher defaults and prepayments or fewer recoveries, can result in higher discount rates for use in the fair value process for these loans and securities.

The valuation process for the education loan securitization trust and portfolio loans that are accounted for at fair value is based on a discounted cash flow analysis using a model purchased from a third party that is maintained by Corporate Treasury. The market for student loans, either whole-loan purchases or securitization, is relatively illiquid and has not recovered from the effects of the financial crisis. The valuation process begins with loan-by-loan-level data that is aggregated into pools, based on underlying loan structural characteristics (i.e., current unpaid principal balance, contractual term, interest rate, etc.). Cash flows for these loan pools are developed using a financial model that reflects certain assumptions for defaults, recoveries, status change and prepayments.

A net earnings stream, taking into account cost of funding, is calculated and discounted back to the measurement date using an appropriate discount rate. This resulting amount is used to determine the present value of the loans which represents their fair value to a market participant.

The unobservable inputs set forth in the following table are reviewed and approved by the Working Group on a quarterly basis. The Working Group determines these assumptions based on available data, discussions with appropriate individuals internal and external to Key, as well as the knowledge and experience of the individuals on the Working Group.

A similar discounted cash flow approach to that described above is used on a quarterly basis by Corporate Treasury to fair value the trust securities. In valuing these securities, the discount rates used are provided by a third-party valuation consultant. These discount rates are based primarily on secondary market spread indices for similar student loans and asset-backed securities and are developed by the consultant using market-based data. On a quarterly basis, the Working Group reviews the discount rate inputs used in the valuation process for reasonableness based on the historical and current market knowledge of the Working Group members.

A quarterly variance analysis reconciles valuation changes in the model used to calculate the fair value of the trust loans and securities and the portfolio loans at fair value. This quarterly analysis considers loan and securities runoff, yields, future default and recovery changes, and the timing of cash releases to us from the trusts. Back testing for expected defaults to actual experience is also performed as the impact of future defaults has a significant impact on the fair value of these loans and securities over time. In addition, our internal model risk review group periodically performs a review to ensure the accuracy and validity of the model for determining the fair value of these loans and securities.

At March 31, 2012, the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value are shown in the following table:

March 31, 2012 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Trust loans and	$2,714	Discounted cash flow	Prepayment speed	4.00 - 26.00% (10.22%)
portfolio loans			Expected credit losses	2.00 - 80.00% (52.34%)
accounted for at fair			Discount rate	2.50 - 8.40% (4.70%)
value			Expected defaults	3.75 - 40.00% (18.58%)
Trust securities	2,512	Discounted cash flow	Discount rate	1.80 - 7.20% (4.10%)

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of March 31, 2012. At March 31, 2012, loans held by the trusts with unpaid principal balances of $41 million ($40 million on a fair value basis) and portfolio loans at fair value with unpaid principal balances of $3 million ($3 million on a fair value basis) were 90 days or more past due. Loans held by the trusts aggregating $16 million ($16 million on a fair value basis) were in nonaccrual status, while portfolio loans at fair value in nonaccrual status aggregated to less than $1 million on both a contractual amount and fair value basis.

	0000000000	0000000000
March 31, 2012 in millions	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$72	$74
Trust loans	2,809	2,714
Trust other assets	33	33

LIABILITIES
Trust securities	$2,878	$2,512
Trust other liabilities	30	30

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value, as well as the portfolio loans that are measured at fair value on a recurring basis.

	0000000000	0000000000	0000000000	0000000000
March 31, 2012 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$74	$74
Trust loans	—	—	2,714	2,714
Trust other assets	—	—	33	33
Total assets on a recurring basis at fair value	—	—	$2,821	$2,821

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$2,512	$2,512
Trust other liabilities	—	—	30	30
Total liabilities on a recurring basis at fair value	—	—	$2,542	$2,542

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts for the three-month period ended March 31, 2012.

	00000000	00000000	00000000	00000000	00000000
in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities

Balance at January 1, 2012	$76	$2,726	$34	$2,522	$28
Gains (losses) recognized in earnings (a)	(1)	74	—	91	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(1)	(86)	(1)	(101)	2

Balance at March 31, 2012	$74	$2,714	$33	$2,512	$30

(a)	Gains (losses) on the Trust Student Loans and Trust Securities were driven primarily by fair value adjustments.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	00000000	00000000
	Three months ended March 31,
in millions	2012	2011

Noninterest income	—	$1
Noninterest expense	$8	1

Income (loss) before income taxes	(8)	—
Income taxes	(3)	—

Income (loss) from discontinued operations, net of taxes	$(5)	—

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

	00000000	00000000	00000000
in millions	March 31, 2012	December 31, 2011	March 31, 2011

Cash and due from banks	$30	$31	$33
Accrued income and other assets	1	—	—

Total assets	$31	$31	$33

Accrued expense and other liabilities	$7	—	$1

Total liabilities	$7	—	$1

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended March 31,
in millions	2012	2011

Net interest income	$31	$36
Provision for loan and lease losses	4	32

Net interest income (expense) after provision for loan and lease losses	27	4
Noninterest income	(18)	(9)
Noninterest expense	17	12

Income (loss) before income taxes	(8)	(17)
Income taxes	(3)	(6)

Income (loss) from discontinued operations, net of taxes (a)	$(5)	$(11)

(a)	Includes after-tax charges of $14 million and $13 million for the three-month periods ended March 31, 2012 and 2011, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

	0000000000	0000000000	0000000000
in millions	March 31, 2012	December 31, 2011	March 31, 2011

Cash and due from banks	$30	$31	$33
Trust loans at fair value	2,714	2,726	3,065
Portfolio loans at fair value	74	76	—
Loans, net of unearned income of ($2), ($2) and $1	2,927	3,010	3,239
Less: Allowance for loan and lease losses	90	104	111

Net loans	5,625	5,708	6,193
Loans held for sale	—	—	14
Trust accrued income and other assets at fair value	113	121	153

Total assets	$5,768	$5,860	$6,393

Trust accrued expense and other liabilities at fair value	$30	$28	$34
Accrued expense and other liabilities	7	—	1
Trust securities at fair value	2,512	2,522	2,894

Total liabilities	$2,549	$2,550	$2,929

12. Contingent Liabilities and Guarantees

Legal Proceedings

The following provides information on material developments in our legal proceedings during the quarter. Additional information on our legal proceedings is available in our 2011 Annual Report on Form 10-K, Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on pages 175-177.

Austin Related Claims.

Acquisition-related claim.  KeyCorp is named as a defendant in an action filed in June 2011 by the former owners of Austin in the United States District Court for the Northern District of Ohio. This acquisition-related lawsuit concerns an alleged breach of contract by KeyCorp of the purchase and sale agreement between the plaintiffs and KeyCorp, which related to our original purchase of Austin. On February 16, 2012, the court entered a ruling denying KeyCorp’s motion to dismiss.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2012. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 177 of our 2011 Annual Report on Form 10-K.

March 31, 2012 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded

Financial guarantees:
Standby letters of credit	$10,213	$56
Recourse agreement with FNMA	913	10
Return guarantee agreement with LIHTC investors	49	49
Written put options (a)	2,004	41
Default guarantees	26	1

Total	$13,205	$157

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2012, is low.

Standby letters of credit.  KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At March 31, 2012, our standby letters of credit had a remaining weighted-average life of 2.9 years, with remaining actual lives ranging from less than one year to as many as ten years.

Recourse agreement with FNMA.  We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At March 31, 2012, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of six years, and the unpaid principal balance outstanding of loans sold by us as a participant was $2.9 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at March 31, 2012. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $49 million at March 31, 2012, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments. A majority of these payments are due and payable within the next twelve months.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options.  In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At March 31, 2012, our written put options had an average life of 1.7 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability or an equity security that the client holds (i.e., the commercial loan client). We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payment obligations by entering into offsetting positions with third parties.

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

Liquidity facilities that support asset-backed commercial paper conduits.  At March 31, 2012, we had one liquidity facility remaining outstanding with an unconsolidated third-party commercial paper conduit. This liquidity facility, which will expire by May 31, 2012, obligates us to provide aggregate funding of up to $51 million in the event that a credit market disruption or other factors prevent the conduit from issuing commercial paper. The aggregate amount available to be drawn, which is based on the amount of the conduit’s current commitments to borrowers, totaled $30 million at March 31, 2012. We periodically evaluate our commitment to provide liquidity.

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

Beginning March 31, 2011, a new rule adopted by the Federal Reserve allowed BHCs to continue to treat capital securities as Tier 1 capital but imposed stricter quantitative limits. This rule did not have a material effect on our financial condition.

The Dodd-Frank Act changes the regulatory capital standards that apply to BHCs by requiring the phase-out of the treatment of capital securities and cumulative preferred securities as Tier 1 eligible capital. This three-year phase-out period, which commences January 1, 2013, ultimately will require us to treat our mandatorily redeemable preferred capital securities as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions and BHCs, savings and loan companies, and nonbank financial companies identified as systemically important. In January 2012 the Federal Reserve indicated that it is in the process of developing a rulemaking with other agencies to implement Basel III, (which will also implement the referenced provisions of the Dodd-Frank Act). Accordingly, a notice of proposed rulemaking is expected in the first half of 2012. We anticipate that the rulemaking will provide additional clarity to the regulatory capital guidelines applicable to BHCs, such as Key.

As of March 31, 2012, the capital securities issued by the KeyCorp capital trusts represent $1.0 billion or 10.23% of our total qualifying Tier 1 capital, net of goodwill.

The capital securities, common stock and related debentures are summarized as follows:

dollars in millions	Capital Securities, Net of Discount	(a)	Common Stock	Principal Amount of Debentures, Net of Discount	(b)	Interest Rate of Capital Securities and Debentures (c)	Maturity of Capital Securities and Debentures

March 31, 2012
KeyCorp Capital I	$156		$6	$162		1.321%	2028
KeyCorp Capital II	109		4	113		6.875	2029
KeyCorp Capital III	141		4	145		7.750	2029
KeyCorp Capital VII	190		5	195		5.700	2035
KeyCorp Capital X (d)	594		—	594		8.000	2068

Total	$1,190		$19	$1,209		6.625%	—

December 31, 2011	$1,206		$19	$1,225		6.610%	—

March 31, 2011	$1,890		$26	$1,916		6.548%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Certain capital securities include basis adjustments related to fair value hedges totaling $144 million at March 31, 2012, $160 million at December 31, 2011, and $99 million at March 31, 2011. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem our debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); July 16, 1999 (for debentures owned by KeyCorp Capital III); March 15, 2013 (for debentures owned by KeyCorp Capital X); and (ii) in whole at any time within 90 days after and during the continuation of: a “tax event,” a “capital treatment event,” and an “investment company event,” with respect to KeyCorp Capital VII and X only; and with respect to KeyCorp Capital X only a “rating agency event” (as each is defined in the applicable indenture). If the debentures purchased by KeyCorp Capital I, KeyCorp Capital VII and KeyCorp Capital X are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. However, in the event KeyCorp Capital X is redeemed prior to March 15, 2013 and within 90 days of a “rating agency event” (as defined in the applicable indenture), a “make whole redemption price” is applied upon such redemption. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of debentures shown above includes adjustments related to hedging with financial instruments totaling $144 million at March 31, 2012, $160 million at December 31, 2011, and $99 million at March 31, 2011.

(c)	The interest rates for KeyCorp Capital II, KeyCorp Capital III, KeyCorp Capital VII, and KeyCorp Capital X are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. The total interest rates are weighted-average rates.

(d)	In connection with the issuances of these capital securities, KeyCorp entered into a replacement capital covenant. On April 16, 2012, KeyCorp commenced a consent solicitation from the holders of record as of April 10, 2012, of the outstanding trust preferred securities of KeyCorp Capital VII to terminate the Replacement Capital Covenant, dated as of February 27, 2008, as amended (the “RCC”) by KeyCorp in favor of and for the benefit of each Covered Debt holder (as defined in such RCC). On April 27, 2012, KeyCorp announced that, effective as of April 26, 2012, a majority of the holders of record of the trust preferred securities in liquidation amount of KeyCorp Capital VII consented to terminate the RCC. Pursuant to the terms of the consent solicitation, the termination of the RCC therefore became effective on April 26, 2012. Should KeyCorp elect to redeem KeyCorp Capital X, it may now do so without complying with the RCC.

14. Employee Benefits

Pension Plans

Effective December 31, 2009, we amended our cash balance pension plan and other defined benefit plans to freeze all benefit accruals and close the plans to new employees. We will continue to credit participants’ existing account balances for interest until they receive their plan benefits. We changed certain pension plan assumptions after freezing the plans.

The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2012	2011

Interest cost on PBO	$12	$14
Expected return on plan assets	(18)	(20)
Amortization of losses	4	3

Net pension cost	$(2)	$(3)

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

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2012	2011

Interest cost on APBO	$1	$1
Expected return on plan assets	(1)	(1)

Net postretirement benefit cost	—	—

The “Patient Protection and Affordable Care Act” and “Education Reconciliation Act of 2010,” which were both signed into law in March 2010, changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefits under Medicare Part D. As a result of these laws, these subsidy payments become taxable in tax years beginning after December 31, 2012. The accounting guidance applicable to income taxes requires the impact of a change in tax law to be immediately recognized in the period that includes the enactment date. The changes to the tax law regarding these subsidies did not affect us as we did not have a deferred tax asset recorded for Medicare Part D subsidies received.

15. Shareholders’ Equity

Comprehensive Capital Plan

On January 9, 2012, we submitted to the Federal Reserve and provided to the OCC under the annual CCAR process our 2012-2013 Comprehensive Capital Plan. At its March 2012 meeting, our Board authorized the purchase in the open market or through privately negotiated transactions of up to $312 million of our Common Shares. This authorization was expressly in addition to any amounts remaining under preexisting authority. Pursuant to our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve, KeyCorp has authority to purchase up to $344 million of our Common Shares, including $312 million for general repurchase and up to $32 million for repurchase in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization commenced in April 2012 and are expected to be executed on through the first quarter of 2013.

Repurchase of TARP CPP Preferred Stock, Warrant and Completion of Equity and Debt Offerings

During the first half of 2011, we completed the repurchase of the $2.5 billion of Series B Preferred Stock and corresponding warrant issued to the U.S. Treasury Department. As a result of the repurchase, we recorded a $49 million one-time deemed dividend in the first quarter of 2011 related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. On April 20, 2011 we repurchased the warrant directly from the U.S. Treasury for $70 million. Beginning with the second quarter of 2011, the repurchase resulted in the elimination of quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares. In total, we paid $2.867 billion to the U.S. Treasury during the investment period in the form of dividends, principal and repurchase of the warrant, resulting in a return to the U.S. Treasury of $367 million above the initial investment of $2.5 billion on November 14, 2008.

16. Line of Business Results

The specific lines of business that comprise each of the major business segments (operating segments) are described below.

Key Community Bank

Key Community Bank serves individuals and small to mid-sized businesses through its 14-state branch network.

Individuals are provided branch-based deposit and investment products, personal finance services and loans, including residential mortgages, home equity and various types of installment loans. In addition, financial, estate and retirement planning, and asset management services are offered to assist high-net-worth clients with their banking, trust, portfolio management, insurance, charitable giving and related needs.

Small businesses are provided deposit, investment and credit products, and business advisory services. Mid-sized businesses are provided products and services that include commercial lending, cash management, equipment leasing, investment and employee benefit programs, succession planning, access to capital markets, derivatives and foreign exchange.

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

Corporate Banking Services provides cash management, interest rate derivatives, and foreign exchange products and services to clients served by both the Key Community Bank and Key Corporate Bank groups. Through its Public Sector and Financial Institutions businesses, Corporate Banking Services also provides a full array of commercial banking products and services to government and not-for-profit entities and community banks. A variety of commercial payment products are provided through the Enterprise Commercial Payments Group.

Equipment Finance meets the equipment financing needs of companies worldwide and provides equipment manufacturers, distributors and resellers with financing options for their clients. Lease financing receivables and related revenues are assigned to other lines of business (primarily Institutional and Capital Markets and Commercial Banking) if those businesses are principally responsible for maintaining the relationship with the client.

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

The table on the following pages shows selected financial data for our two major business segments for the three-month periods ended March 31, 2012 and 2011. This table is accompanied by supplementary information for our Key Corporate Bank business segment. The information was derived from the internal financial reporting system we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting” — the way we use our judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable to line of business results presented by other companies.

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

¿

The consolidated provision for loan and lease losses is allocated among the lines of business primarily based on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated allowance for loan and lease losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 117 in our 2011 Annual Report on Form 10-K.

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

Three months ended March 31,	Key Community Bank			Key Corporate Bank
dollars in millions	2012	2011		2012	2011
SUMMARY OF OPERATIONS
Net interest income (TE)	$353	$378		$187	$187
Noninterest income	175	187		214	219
Total revenue (TE) (a)	528	565		401	406
Provision (credit) for loan and lease losses	2	11		13	(21)
Depreciation and amortization expense	9	10		13	20
Other noninterest expense	447	437		218	208
Income (loss) from continuing operations before income taxes (TE)	70	107		157	199
Allocated income taxes and TE adjustments	13	26		57	73
Income (loss) from continuing operations	57	81		100	126
Income (loss) from discontinued operations, net of taxes	—	—		—	—
Net income (loss)	57	81		100	126
Less: Net income (loss) attributable to noncontrolling interests	—	—		—	—
Net income (loss) attributable to Key	$57	$81		$100	$126

AVERAGE BALANCES (b)
Loans and leases	$26,617	$26,312		$18,584	$17,677
Total assets (a)	30,194	29,739		22,863	21,747
Deposits	47,768	48,108		11,556	11,282
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$49	$76		$25	$75
Return on average allocated equity (b)	7.74%	9.97	%	21.07%	19.71%
Return on average allocated equity	7.74	9.97		21.07	19.71
Average full-time equivalent employees (c)	8,719	8,378		2,254	2,155

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments				Total Segments				Reconciling Items				Key
2012		2011		2012		2011		2012		2011		2012		2011
$ 15		$32		$555		$597		$4		$7		$559		$604
90		61		479		467		(7)		(10)		472		457
105		93		1,034		1,064		(3)		(3)		1,031		1,061
27		(25)		42		(35)		—		(5)		42		(40)
3		6		25		36		35		38		60		74
21		23		686		668		(43)		(41)		643		627
54		89		281		395		5		5		286		400
9		23		79		122		2		(4)		81		118
45		66		202		273		3		9		205		282
—		—		—		—		(5)		(11)		(5)		(11)
45		66		202		273		(2)		(2)		200		271
—		8		—		8		—		—		—		8
$ 45		$58		$202		$265		$(2)		$(2)		$200		$263

$ 4,189		$5,294		$49,390		$49,283		$40		$29		$49,430		$49,312
26,584		31,362		79,641		82,848		825		1,447		80,466		84,295
487		770		59,811		60,160		(180)		(120)		59,631		60,040
$ 27		$42		$101		$193		—		—		$101		$193
25.93	%	28.20	%	14.59	%	15.99	%	.27	%	.81	%	8.25	%	9.91	%
25.93		28.20		14.59		15.99		(.18)		(.18)		8.05		9.51
5		64		10,978		10,597		4,426		4,704		15,404		15,301

Supplementary information (Key Corporate Bank lines of business)

Three months ended March 31,	Real Estate Capital and Corporate Banking Services				Equipment Finance				Institutional and Capital Markets
dollars in millions	2012		2011		2012		2011		2012		2011
Total revenue (TE)	$161		$168		$64		$63		$176		$175
Provision (credit) for loan and lease losses	—		9		(2)		(26)		15		(4)
Noninterest expense	59		69		37		52		135		107
Net income (loss) attributable to Key	64		57		18		23		18		46
Average loans and leases	7,699		8,583		4,779		4,621		6,106		4,473
Average loans held for sale	291		140		24		4		194		131
Average deposits	8,221		8,611		8		6		3,327		2,665
Net loan charge-offs	16		65		5		10		4		—
Net loan charge-offs to average loans	.84	%	3.07	%	.42	%	.88	%	.26	%	—
Nonperforming assets at period end	$173		$334		$28		$44		$36		$49
Return on average allocated equity	27.56	%	15.56	%	26.71	%	27.04	%	10.28	%	24.51	%
Average full-time equivalent employees	951		882		469		521		834		752

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of March 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of Key’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2011, and the related consolidated statements of income, changes in equity, and cash flows for the year then ended not presented herein, and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Cleveland, Ohio May 3, 2012	/s/ Ernst & Young LLP

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year to date periods ended March 31, 2012 and 2011. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

References to our “2011 Annual Report on Form 10-K” refer to our Annual Report on Form 10-K for the year ended December 31, 2011, which has been filed with the SEC and is available on its website (www.sec.gov) or on our website (www.key.com/ir).

Terminology

Throughout this discussion, references to “Key,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association.

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

¿	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009.

¿	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

¿	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

¿	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Economic Overview” that begins on page 38 of our 2011 Annual Report on Form 10-K, the regulators conduct a review of capital adequacy for each of the country’s nineteen largest banking institutions, including KeyCorp. This regulatory assessment began in 2009 and continued during 2010, 2011 and into 2012. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity. For a detailed explanation of total capital, Tier 1 capital and Tier 1 common equity and how they are calculated see the section entitled “Capital.”

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Basis of Presentation”).

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2012	2011
dollars in millions, except per share amounts	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$684	$698	$705	$726	$760
Interest expense	131	141	156	162	163
Net interest income	553	557	549	564	597
Provision (credit) for loan and lease losses	42	(22)	10	(8)	(40)
Noninterest income	472	414	483	454	457
Noninterest expense	703	717	692	680	701
Income (loss) from continuing operations before income taxes	280	276	330	346	393
Income (loss) from continuing operations attributable to Key	205	207	234	249	274
Income (loss) from discontinued operations, net of taxes(a)	(5)	(7)	(17)	(9)	(11)
Net income (loss) attributable to Key	200	200	217	240	263
Income (loss) from continuing operations attributable to Key common shareholders	199	201	229	243	184
Income (loss) from discontinued operations, net of taxes(a)	(5)	(7)	(17)	(9)	(11)
Net income (loss) attributable to Key common shareholders	194	194	212	234	173

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.21	$.24	$.26	$.21
Income (loss) from discontinued operations, net of taxes(a)	(.01)	(.01)	(.02)	(.01)	(.01)
Net income (loss) attributable to Key common shareholders	.20	.20	.22	.25	.20
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.21	$.21	$.24	$.26	$.21
Income (loss) from discontinued operations, net of taxes — assuming dilution(a)	(.01)	(.01)	(.02)	(.01)	(.01)
Net income (loss) attributable to Key common shareholders — assuming dilution (d)	.20	.20	.22	.25	.19
Cash dividends paid	.03	.03	.03	.03	.01
Book value at period end	10.26	10.09	10.09	9.88	9.58
Tangible book value at period end	9.28	9.11	9.10	8.90	8.59
Market price:
High	8.82	7.89	8.48	9.10	9.77
Low	7.26	5.59	5.63	7.82	8.31
Close	8.50	7.69	5.93	8.33	8.88
Weighted-average common shares outstanding (000)	949,342	948,658	948,702	947,565	881,894
Weighted-average common shares and potential common shares outstanding (000)	953,971	951,684	950,686	952,133	887,836

AT PERIOD END
Loans	$49,226	$49,575	$48,195	$47,840	$48,552
Earning assets	72,796	73,729	74,167	73,447	74,593
Total assets	87,431	88,785	89,262	88,782	90,438
Deposits	61,494	61,956	61,032	60,410	60,810
Long-term debt	8,898	9,520	10,717	10,997	11,048
Key common shareholders’ equity	9,808	9,614	9,610	9,428	9,134
Key shareholders’ equity	10,099	9,905	9,901	9,719	9,425

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.02%	1.01%	1.14%	1.23%	1.32%
Return on average common equity	8.25	8.26	9.52	10.51	8.75
Net interest margin (TE)	3.16	3.13	3.09	3.19	3.25

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.93%	.91%	.98%	1.10%	1.18%
Return on average common equity	8.04	7.97	8.82	10.12	8.23
Net interest margin (TE)	3.08	3.04	3.02	3.11	3.16
Loan to Deposit(c)	86.97	87.00	85.71	86.10	90.76

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.55%	11.16%	11.09%	10.95%	10.42%
Tangible Key shareholders’ equity to tangible assets	10.60	10.21	10.15	10.00	9.48
Tangible common equity to tangible assets(b)	10.26	9.88	9.82	9.67	9.16
Tier 1 common equity(b)	11.55	11.26	11.28	11.14	10.74
Tier 1 risk-based capital	13.29	12.99	13.49	13.93	13.48
Total risk-based capital	16.68	16.51	17.05	17.88	17.38
Leverage	12.12	11.79	11.93	12.13	11.56

TRUST AND BROKERAGE ASSETS
Assets under management	$52,633	$51,732	$51,584	$59,253	$61,518
Nonmanaged and brokerage assets	33,021	30,639	28,007	29,472	29,024

OTHER DATA
Average full-time-equivalent employees	15,404	15,381	15,490	15,349	15,301
Branches	1,059	1,058	1,063	1,048	1,040

(a)	In April 2009, we decided to wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank.
(b)	See Figure 5 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity” and “Tier 1 common equity.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(c)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

(d)	EPS may not foot due to rounding.

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

Forward-looking statements by their nature, are subject to assumptions, risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in our forward-looking statements include, but are not limited to:

¿	the economic recovery could lose momentum or face challenges resulting in a further recession, and we, in turn, could face difficulties effectively dealing with an economic slowdown or uncertainty in the markets;

¿	the Dodd-Frank Act and other reforms will subject us to a variety of new and more stringent legal and regulatory requirements, including increased scrutiny from our regulators;

¿	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

¿	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

¿	adverse changes in credit quality trends;

¿	our ability to determine accurate values of certain assets and liabilities;

¿	adverse behaviors in foreign exchange rates, securities, public debt, and capital markets, including changes in market liquidity and volatility;

¿	our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

¿	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

¿	adequacy of our risk management program;

¿	reduction of the credit ratings assigned to KeyCorp and KeyBank;

¿	increased competitive pressure due to industry consolidation;

¿	our ability to timely and effectively implement our strategic initiatives;

¿	changes in investor sentiment, consumer spending or saving behavior;

¿	unanticipated adverse affects of acquisitions and dispositions of assets, business units or affiliates;

¿	our ability to attract and/or retain talented executives and employees;

¿	operational or risk management failures due to technological, cybersecurity threats or other factors;

¿	changes in accounting principles or in tax laws, rules and regulations;

¿	adverse judicial proceedings;

¿	occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate; and

¿	other risks and uncertainties summarized in Part 1, Item 1A: Risk Factors in our 2011 Annual Report on Form 10-K.

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

Economic overview

During the first quarter of 2012, the economic recovery in the United States continued. Job creation in the U.S. picked up as employers added 635,000 jobs, compared to the 492,000 jobs created in the fourth quarter of 2011. This growth was the strongest quarter of job creation since 2006. The average unemployment rate for the quarter fell to 8.3%, an improvement from the fourth quarter average of 8.7% and the average rate of 9.0% seen for all of 2011, but still remained elevated from the 10 year historical average of 6.6%.

Improvements in the labor market contributed to increased consumer spending during the first quarter of 2012. Total consumer spending increased on average 0.5% in the first quarter of 2012 compared to an average 0.1% in the fourth quarter of 2011. Consumers increased spending in the face of rising oil and gas prices during the first quarter of 2012. The average price per gallon of gasoline rose 21% in March 2012 from levels seen in December 2011. Overall consumer prices increased 2.8% for the first quarter of 2012, down slightly from the 3.2% annual increase seen for all of 2011.

The improvement in the labor market coincided with better consumer sentiment and a better housing market. The real estate market exhibited a promising start for 2012. March 2012 new home sales were up 8% from one year ago, while the median price of new homes rose by 6.3% over the same period last year. March 2012 existing home sales were up 5.2% from the same month last year, while the median price of existing homes are up 2.5% over the same period last year. Building activity also improved as housing starts for the quarter rose on average 30% from a year earlier. While job growth and low mortgage rates have provided support to the housing sector, foreclosures remain a dominant influence on the market. Foreclosures fell on average by 17% from a year earlier but still remain at historically high levels.

Due to the improving economic data in the U.S. and the emerging investor confidence that the effects of the European sovereign debt crisis had been contained, Treasury yields rose throughout the first quarter of 2012. The benchmark two-year Treasury yield ended the first quarter at 0.33%, up from 0.24% at December 31, 2011. The ten-year Treasury yield, which began the quarter at 1.88%, increased 0.33% to close the first quarter of 2012 at 2.21%. The Federal Reserve kept the federal funds target rate near zero in the first quarter of 2012. While acknowledging some improvement in the economy, the Federal Open Market Committee (“FOMC”) further strengthened its stance for accommodative monetary policy by stating that the federal funds rate would likely remain at exceptionally low levels at least through late 2014. The FOMC also enhanced its commitment to transparency by publishing the FOMC members’ interest rate forecasts for the first time in its history.

Long-term financial goals

Our long-term financial goals are as follows:

¿	Target a loan to core deposit ratio range of 90% to 100%.

¿	Return to a moderate risk profile by targeting a net charge-off ratio range of .40% to .50%.

¿	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50% and ratio of noninterest income to total revenue of greater than 40%.

¿	Create positive operating leverage and target an efficiency ratio in the range of 60 to 65%.

¿	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the first quarter of 2012.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics(a)	1Q12	Targets	Action Plans
Core funded	Loan to deposit ratio (b)	87%	90-100%	• Leverage integrated model to grow relationships and loans • Improve deposit mix
Returning to a moderate risk profile	NCOs to average loans	.82%	.40-.50%	• Focus on relationship clients • Exit noncore portfolios • Limit concentrations • Focus on risk-adjusted returns
Growing high quality, diverse revenue streams	Net interest margin	3.16%	> 3.50%	• Improve funding mix • Focus on risk-adjusted returns
	Noninterest income to total revenue	46%	> 40%	• Grow client relationships • Leverage Key’s total client solutions and cross-selling capabilities
Creating positive operating leverage	Efficiency ratio	68%	60 - 65%	• Improve efficiency and effectiveness • Leverage technology • Change cost base to more variable from fixed
Executing our strategies	Return on average assets	1.02%	1.00-1.25%	• Execute our client insight-driven relationship model • Focus on operating leverage • Improved funding mix with lower cost core deposits

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Strategic developments

We initiated the following actions during the first three months of 2012 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 39 of our 2011 Annual Report on Form 10-K.

¿	On January 9, 2012, we submitted to the Federal Reserve and provided to the OCC under the annual CCAR process our 2012-2013 Comprehensive Capital Plan. At its March 2012 meeting, our Board authorized the purchase in the open market or through privately negotiated transactions of up to $312 million of our Common Shares. This authorization was expressly in addition to any amounts remaining under preexisting authority. Pursuant to our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve, KeyCorp has authority to purchase up to $344 million of our Common Shares, including $312 million for general repurchase and up to $32 million for repurchase in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization commenced in April 2012 and are expected to be executed on through the first quarter of 2013. Our 2012 capital plan also includes an increase in our Common Share dividend from $.03 to $.05 per share that will be evaluated by our Board of Directors at its regular May Board meeting.

¿	As previously reported, on January 11, 2012, Key signed a purchase and assumption agreement to acquire 37 retail banking branches in Buffalo and Rochester, NY. The deposits associated with these branches total approximately $2.4 billion, while loans total approximately $400 million. The transaction is expected to close early third quarter of 2012, subject to customary closing conditions. On April 18, 2012, we received regulatory approval from the OCC for the transaction.

¿	As previously announced, we committed $5 billion in lending capital to small- and medium-sized businesses for the period of three years. Since beginning this program in September of 2011, we have made over $2.4 billion in lending commitments to small business owners who we believe are critical to our nation’s economic recovery and job creation.

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank.

Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit, investment, lending, and personalized wealth management products and business advisory services. These products and services are provided through our relationship managers and specialists working in our 14-state branch network, which is organized into three internally defined geographic regions: Rocky Mountains and Northwest, Great Lakes, and Northeast.

Figure 3 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans and home equity loans.

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended March 31, 2012 dollars in millions	Rocky Mountains and Northwest	Great Lakes	Northeast	Nonregion (a)	Total

Average deposits	$15,974	$15,173	$14,088	$2,533	$47,768
Percent of total	33.4%	31.8%	29.5%	5.3%	100.0%

Average commercial loans	$5,326	$3,773	$2,861	$2,445	$14,405
Percent of total	37.0%	26.2%	19.8%	17.0%	100.0%

Average home equity loans	$4,171	$2,523	$2,380	$99	$9,173
Percent of total	45.5%	27.5%	25.9%	1.1%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Key Community Bank regions.

Key Corporate Bank includes three lines of business that operate nationally, within and beyond our 14-state branch network: Real Estate Capital and Corporate Banking Services; Equipment Finance; and Institutional and Capital Markets.

The Real Estate Capital and Corporate Banking Services business consists of two business units.

●	Real Estate Capital professionals who are located in select markets across the country and provide financial services for public and private owners, investors and developers of nonowner-occupied commercial real estate properties. In addition to direct loans, this business unit is a Fannie Mae Delegated Underwriter and Servicer, Freddie Mac Program Plus Seller/Servicer and FHA-approved mortgagee. KeyBank Real Estate Capital is also one of the nation’s largest and highest rated commercial mortgage servicers. Figure 17, which appears later in this report in the “Loans and loans held for sale” section, shows the diversity of our commercial real estate lending business based on industry type and location.

●	Corporate Banking Services provides cash management, interest rate derivatives, and foreign exchange products and services to existing clients. Through its Public Sector and Financial Institutions businesses, Corporate Banking Services also provides a full array of commercial banking products and services to government and not-for-profit entities and to community banks. A variety of commercial payment products are provided through the Enterprise Commercial Payments Group.

Equipment Finance meets the equipment financing needs of companies worldwide and provides equipment manufacturers, distributors and resellers with funding options for their clients. Equipment finance specializes in the technology, healthcare, and renewable energy markets as well as other capital assets.

The Institutional and Capital Markets business consists of two business units:

●	KeyBanc Capital Markets provides commercial lending, treasury management, investment banking, derivatives, foreign exchange, equity and debt underwriting and trading, and syndicated finance products and services, primarily to emerging and middle-market companies in the Industrial, Consumer, Real Estate, Energy, Technology and Healthcare sectors. This business unit’s focused industry expertise and its consistent, integrated team approach help our clients achieve their strategic objectives.

●	Victory Capital Management is an investment advisory firm that manages or offers advice regarding investment portfolios. This business unit’s national client base consists of both institutional and retail clients derived from four primary channels: public plans, Taft-Hartley plans, corporations, and endowments and foundations.

Additional information regarding the products and services offered by our Key Community Bank and Key Corporate Bank segments are described further in this report in Note 16 (“Line of Business Results”).

Supervision and Regulation

Regulatory reform developments

On July 21, 2010, the Dodd-Frank Act was signed into law. This Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures and better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of systemically important financial companies (including nonbank financial companies). The Dodd-Frank Act implements numerous and far-reaching changes across the financial landscape affecting financial companies, including banks and bank holding companies such as Key. Further discussion concerning the Dodd-Frank Act and the risks that it presents to Key is available in our 2011 Annual Report on Form 10-K under the heading “II. Compliance Risks” beginning on page 15 in Item 1A “Risk Factors.” A number of proposed rules referenced in our prior reports continue to remain pending. The following provides a summary of pertinent regulatory developments relating to the Dodd-Frank Act or that relate to our results this quarter.

Stress Testing

On January 24, 2012, the OCC published its proposed rule on annual stress tests to be performed by national banks, such as KeyBank, having total consolidated assets of more than $10 billion. Such tests are required by the Dodd-Frank Act. In addition to the annual stress testing requirement, under the proposal, these banks, including KeyBank, would be subject to certain reporting and disclosure requirements. KeyBank will be required to conduct its first stress test and report results to our regulators in January 2013. The comment period for the proposed rule ended on April 30, 2012.

Interchange fees

As previously reported, the Federal Reserve approved Regulation II, Debit Card Interchange Fees and Routing (“Regulation II”), which limits debit card issuer interchange fees for electronic debit transactions and implements provisions of the Dodd-Frank Act. If interchange fees are set at the maximum amount allowed by Regulation II and we receive the fraud adjustment amount, we continue to estimate that the impact on our debit interchange revenue stream will be an annualized decline of approximately $50 million to $60 million before any potential offsets from other fees or cost mitigation that may be implemented. The relevant portions of Regulation II became effective on October 1, 2011.

Our debit interchange revenue for the three months ended March 31, 2012 was $13 million, compared to $26 million for the same period in 2011, which is consistent with our expectations originally reported in our Form 10-Q for the period ended September 30, 2011.

Enhanced prudential standards and early remediation requirements

On January 5, 2012, the Federal Reserve published in the Federal Register its proposed rule on Enhanced Prudential Standards and Early Remediation Requirements for covered companies, as part of its efforts to implement a regulatory scheme pursuant to the Dodd-Frank Act applicable to systemically important financial companies. The proposed rule provides concrete rules to complement the Federal Reserve’s existing efforts to enhance the supervisory framework for covered companies. The proposed rule applies to U.S. bank holding companies with consolidated assets of $50 billion or more, like KeyCorp, and includes a wide range of measures addressing issues such as capital, liquidity, credit exposure limits, stress testing, risk management and early remediation. Comments to this proposed rule were due by April 30, 2012.

Highlights of Our Performance

Financial performance

For the first quarter of 2012, we announced net income from continuing operations attributable to Key common shareholders of $199 million, or $.21 per Common Share. Our first quarter of 2012 results compare to net income from continuing operations attributable to Key common shareholders of $184 million, or $.21 per Common Share, for the first quarter of 2011. The first quarter 2012 results continued to benefit from improved asset quality. The results for the first quarter of 2011 included a deemed dividend of $49 million, or $.06 per diluted Common Share related to the accelerated amortization of the discount on the repurchased preferred shares from the U.S. Treasury. First quarter 2012 net income attributable to Key common shareholders was $194 million compared to net income attributable to Key common shareholders of $173 million for the same quarter one year ago.

Our financial results demonstrate continued progress as we execute our relationship strategy, strengthen our balance sheet and maintain disciplined expense control. Our average commercial, financial and agricultural loan portfolio grew for the fourth consecutive quarter and increased 7.2% compared to the fourth quarter of 2011 and 20.4% from the year ago quarter. This growth continues to be broad-based across our franchise, as well as in the targeted client segments of industrial, energy and healthcare in Key Corporate Bank. As previously announced, we committed $5 billion in lending capital to small- and medium-sized businesses for the period of three years. Since beginning this program in September of 2011, we have made over $2.4 billion in lending commitments to small business owners who we believe are critical to our nation’s economic recovery and job creation.

During the first quarter of 2012, we continued to benefit from improved asset quality. Net charge-offs declined $92 million from the first quarter of 2011 to $101 million, or .82%, of average loan balances for the first quarter of 2012, compared to $193 million, or 1.59% of average loan balances for the same period one year ago. Nonperforming assets declined $322 million, and nonperforming loans decreased by $219 million from the year-ago quarter to $767 million and $666 million, respectively. Our reserve for loan losses stood at $944 million or 1.92% of period-end loans representing 141.7% coverage of nonperforming loans at March 31, 2012. This reserve compares to an allowance for loan and lease losses of $1.4 billion or 2.83% of period end loans representing 155% coverage of nonperforming loans for the year-ago quarter. Looking to the balance of 2012, we anticipate continued modest improvement in asset quality and net charge-offs.

During the first quarter of 2012, we originated approximately $8.3 billion in new or renewed lending commitments to consumers and businesses, an increase from $6.9 billion for the same period one year ago. In 2012, we expect to open approximately half the number of branches we opened in each of the last three years. Excluding our pending acquisition of 37 branches in upstate New York, we do not expect our overall branch count to materially change. In addition, we continue to make investments such as modernizing our branch network, enhancing our online and mobile capabilities and adding more client-facing positions.

We received several industry honors and recognitions in the first quarter of 2012. These honors include an award from Corporate Insight’s Bank Monitor regarding our online banking capabilities and various small business and middle market awards.

Our capital ratios remain strong. Our tangible common equity, Tier 1 common equity and Tier 1 risk-based capital ratios at March 31, 2012, are 10.26%, 11.55%, and 13.29%, respectively, compared to 9.16%, 10.74%, and 13.48%, respectively, at March 31, 2011. Our first quarter of 2012 capital ratios place us in the top quartile of our peer group. Our capital priorities remain as follows:

¿	maintaining strong capital for organic growth,
¿	increase the dividend,
¿	return capital to our shareholders through share repurchases, and
¿	remain disciplined around opportunities to invest in our business model and our franchise.

As previously announced, we submitted to the Federal Reserve and provided to the OCC under the annual CCAR process our 2012-2013 Comprehensive Capital Plan. At its March 2012 meeting, our Board authorized the purchase in the open market or through privately negotiated transactions of up to $312 million of our Common Shares. This authorization was expressly in addition to any amounts remaining under preexisting authority. Pursuant to our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve, KeyCorp has authority to purchase up to $344 million of our Common Shares, including $312 million for general repurchase and up to $32 million for repurchase in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization commenced in April 2012 and are expected to be executed on through the first quarter of 2013. Our 2012 capital plan also includes an increase in our Common Share dividend from $.03 to $.05 per share that will be evaluated by our Board of Directors at its regular May Board meeting.

Figure 4 shows our continuing and discontinued operating results for the current, past and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 4. Results of Operations

	Three months ended
in millions, except per share amounts	3-31-12	12-31-11	3-31-11
Summary of operations
Income (loss) from continuing operations attributable to Key	$205	$207	$274
Income (loss) from discontinued operations, net of taxes (a)	(5)	(7)	(11)
Net income (loss) attributable to Key	$200	$200	$263

Income (loss) from continuing operations attributable to Key	$205	$207	$274
Less: Dividends on Series A Preferred Stock	6	6	6
Cash dividends on Series B Preferred Stock	—	—	31
Amortization of discount on Series B Preferred Stock (b)	—	—	53
Income (loss) from continuing operations attributable to Key common shareholders	199	201	184
Income (loss) from discontinued operations, net of taxes (a)	(5)	(7)	(11)
Net income (loss) attributable to Key common shareholders	$194	$194	$173

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.21	$.21
Income (loss) from discontinued operations, net of taxes (a)	(.01)	(.01)	(.01)
Net income (loss) attributable to Key common shareholders (c)	$.20	$.20	$.19

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the three months ended March 31, 2012, was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	Includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(c)	Earnings per share may not foot due to rounding.

Figure 5 presents certain non-GAAP financial measures related to “tangible common equity” and “Tier 1 common equity.” Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations; this measure is considered to be a non-GAAP financial measure. Since analysts and banking regulators may assess our capital adequacy using tangible common equity and Tier 1 common equity, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 5 also reconciles the GAAP performance measures to the corresponding non-GAAP measures.

Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since the commencement of the CCAR process in early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 risk-based capital known as Tier 1 common equity, a non-GAAP financial measure. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. This increased focus on Tier 1 common equity is also present in the Basel Committee on Banking Supervision’s (the “Basel Committee”) final framework for strengthening international capital and liquidity regulation (“Basel III”), which U.S. regulators are expected to implement in the near future. The enactment of the Dodd-Frank Act also changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities as Tier 1 eligible capital. This three year phase-out period, which commences January 1, 2013, will ultimately result in our capital securities being treated only as Tier 2 capital.

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

Figure 5. GAAP to Non-GAAP Reconciliations
		Three months ended
dollars in millions, except per share amounts		3-31-12	12-31-11	3-31-11
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$10,099	$9,905	$9,425
Less:	Intangible assets	932	934	937
	Preferred Stock, Series A	291	291	291
	Tangible common equity (non-GAAP)	$8,876	$8,680	$8,197

Total assets (GAAP)		$87,431	$88,785	$90,438
Less:	Intangible assets	932	934	937
	Tangible assets (non-GAAP)	$86,499	$87,851	$89,501

Tangible common equity to tangible assets ratio (non-GAAP)		10.26%	9.88%	9.16%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)		$10,099	$9,905	$9,425
Qualifying capital securities		1,046	1,046	1,791
Less:	Goodwill	917	917	917
	Accumulated other comprehensive income (loss) (a)	(70)	(72)	(93)
	Other assets (b)	69	72	130
	Total Tier 1 capital (regulatory)	10,229	10,034	10,262
Less:	Qualifying capital securities	1,046	1,046	1,791
	Preferred Stock, Series A	291	291	291
	Total Tier 1 common equity (non-GAAP)	$8,892	$8,697	$8,180

Net risk-weighted assets (regulatory) (b)		$76,956	$77,214	$76,129
Tier 1 common equity ratio (non-GAAP)		11.55%	11.26%	10.74%

Pre-provision net revenue
Net interest income (GAAP)		$553	$557	$597
Plus:	Taxable-equivalent adjustment	6	6	7
	Noninterest income	472	414	457
Less:	Noninterest expense	703	717	701
Pre-provision net revenue from continuing operations (non-GAAP)		$328	$260	$360

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the December 31, 2006 adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $47 million at March 31, 2011, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at March 31, 2012 and December 31, 2011.

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

Taxable-equivalent net interest income was $559 million for the first quarter of 2012, and the net interest margin was 3.16%. These results compare to taxable-equivalent net interest income of $604 million and a net interest margin of 3.25% for the first quarter of 2011. The decrease in net interest income is attributed to a decline in both the net interest margin and earning assets. The net interest margin has been under pressure as a result of the continuation of the low-rate environment contracting the spread between lending rates and funding costs.

We anticipate the net interest margin to remain relatively stable in the second quarter of 2012 with the level we experienced during the first quarter of 2012. In the second half of 2012, we anticipate the net interest margin expanding as a result of our debt and deposit maturity and repricing opportunities during the remainder of 2012.

Average earning assets for the first quarter of 2012 totaled $71 billion, which was $3.8 billion, or 5%, lower than the first quarter of 2011 primarily due to decreases in our securities available for sale which were slightly offset by increases in our average loans. The return on average assets for the first quarter of 2012 was 1.02%. Average securities available-for-sale decreased $5.9 billion from the year ago quarter. This change was due to movement of CMOs into our securities held-to-maturity category in response to potential changes in regulatory capital rules. We also used the proceeds of security cash flows to fund loans and repay maturing short- and long-term debt. Average loans increased $118 million primarily in our commercial portfolio. This increase was due to strong growth in our commercial, financial and agricultural loan portfolio, for the fourth consecutive quarter, and slight growth in our consumer real estate portfolio. We attribute this growth to our commercial clients beginning to make capital investments in their operations and taking advantage of the historically low current interest rates and available liquidity. Decreases in our remaining commercial real estate and consumer portfolios caused primarily by run-off in our exit portfolios and some soft demand for consumer credit offset these aforementioned increases.

As shown in Figure 6, the yield on commercial lease financing was impacted by the early termination of a leverage lease which resulted in the write off of $6 million of capitalized loan origination costs.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	First Quarter 2012				Fourth Quarter 2011
dollars in millions	Average Balance	Interest	(a)	Yield/ Rate (a)	Average Balance	Interest	(a)	Yield/ Rate (a)
ASSETS
Loans(b),(c)
Commercial, financial and agricultural	$19,638	$194		3.98%	$18,323	$179		3.88%
Real estate — commercial mortgage	7,993	89		4.48	8,090	92		4.48
Real estate — construction	1,284	16		4.86	1,380	16		4.68
Commercial lease financing	5,846	58		3.97	5,982	69		4.62
Total commercial loans	34,761	357		4.12	33,775	356		4.19
Real estate — residential mortgage	1,950	25		5.04	1,918	24		5.15
Home equity:
Key Community Bank	9,173	93		4.08	9,280	96		4.10
Other	521	10		7.68	553	11		7.68
Total home equity loans	9,694	103		4.27	9,833	107		4.30
Consumer other — Key Community Bank	1,193	28		9.61	1,191	30		9.62
Consumer other:
Marine	1,714	27		6.28	1,820	29		6.35
Other	118	2		7.79	127	2		7.87
Total consumer other	1,832	29		6.38	1,947	31		6.44
Total consumer loans	14,669	185		5.07	14,889	192		5.12
Total loans	49,430	542		4.41	48,664	548		4.47
Loans held for sale	581	5		3.62	440	4		3.36
Securities available for sale(b),(e)	15,259	116		3.15	16,790	128		3.16
Held-to-maturity securities(b)	2,251	12		2.08	1,648	9		2.12
Trading account assets	808	6		2.72	736	5		2.72
Short-term investments	1,898	1		.29	2,929	1		.26
Other investments(e)	1,169	8		2.78	1,181	9		2.98
Total earning assets	71,396	690		3.91	72,388	704		3.90
Allowance for loan and lease losses	(968)				(1,057)
Accrued income and other assets	10,038				9,942
Discontinued assets — education lending business	5,757				5,912
Total assets	$86,223				$87,185

LIABILITIES
NOW and money market deposit accounts	$28,328	15		.21	$27,722	15		.22
Savings deposits	1,997	—		.06	1,964	—		.06
Certificates of deposit ($100,000 or more)(f)	4,036	29		2.91	4,275	32		2.97
Other time deposits	6,035	33		2.19	6,505	37		2.24
Deposits in foreign office	769	—		.25	650	1		.25
Total interest-bearing deposits	41,165	77		.76	41,116	85		.82
Federal funds purchased and securities sold under repurchase agreements	1,850	1		.21	1,747	1		.25
Bank notes and other short-term borrowings	490	2		1.53	471	2		1.87
Long-term debt(f), (g)	6,161	51		3.61	7,020	53		3.21
Total interest-bearing liabilities	49,666	131		1.07	50,354	141		1.12
Noninterest-bearing deposits	18,466				18,464
Accrued expense and other liabilities	2,325				2,496
Discontinued liabilities — education lending business(d), (g)	5,757				5,912
Total liabilities	76,214				77,226
EQUITY
Key shareholders’ equity	9,992				9,943
Noncontrolling interests	17				16
Total equity	10,009				9,959
Total liabilities and equity	$86,223				$87,185

Interest rate spread (TE)				2.84%				2.78%
Net interest income (TE) and net interest margin (TE)		559		3.16%		563		3.13%

TE adjustment(b)		6				6
Net interest income, GAAP basis		$553				$557

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (d) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

Third Quarter 2011				Second Quarter 2011				First Quarter 2011
Average Balance	Interest	(a)	Yield/ Rate (a)	Average Balance	Interest	(a)	Yield/ Rate (a)	Average Balance	Interest	(a)	Yield/ Rate (a)

$17,381	$175		3.98%	$16,922	$174		4.13%	$16,311	$174		4.33%
7,978	89		4.47	8,460	95		4.47	9,238	104		4.58
1,545	18		4.46	1,760	19		4.44	2,031	20		3.99
6,045	72		4.80	6,094	75		4.93	6,335	80		5.03
32,949	354		4.27	33,236	363		4.38	33,915	378		4.51
1,853	25		5.23	1,818	24		5.33	1,810	24		5.32

9,388	97		4.12	9,441	97		4.13	9,453	97		4.14
582	11		7.69	611	12		7.66	647	12		7.60
9,970	108		4.33	10,052	109		4.35	10,100	109		4.36
1,169	28		9.60	1,151	27		9.39	1,157	28		9.89

1,928	30		6.29	2,051	32		6.20	2,174	34		6.26
139	3		7.89	146	3		7.81	156	3		7.91
2,067	33		6.40	2,197	35		6.31	2,330	37		6.37
15,059	194		5.14	15,218	195		5.13	15,397	198		5.20
48,008	548		4.54	48,454	558		4.61	49,312	576		4.72
341	3		3.75	376	3		3.72	390	4		3.52
18,165	141		3.16	19,005	149		3.19	21,159	166		3.18
354	2		2.59	19	—		10.72	19	1		11.54
869	5		2.45	893	9		3.96	1,018	7		2.75
3,348	3		.25	1,913	1		.23	1,963	1		.24
1,190	9		2.94	1,328	12		3.24	1,360	12		3.33
72,275	711		3.93	71,988	732		4.09	75,221	767		4.12
(1,176)				(1,279)				(1,494)
10,360				10,677				10,568
6,079				6,350				6,479
$87,538				$87,736				$90,774

$26,917	18		.26	$26,354	19		.29	$27,004	19		.29
1,980	—		.06	1,981	1		.06	1,907	—		.06
4,762	36		3.03	5,075	38		3.02	5,628	43		3.05
6,942	40		2.28	7,330	42		2.31	7,982	47		2.39
675	1		.28	869	—		.34	1,040	1		.31
41,276	95		.91	41,609	100		.97	43,561	110		1.02
1,724	1		.28	2,089	2		.27	2,375	1		.27
598	3		1.85	672	3		1.96	738	3		1.71
7,777	57		3.14	7,576	57		3.26	6,792	49		3.09
51,375	156		1.21	51,946	162		1.27	53,466	163		1.24
17,624				16,932				16,479
2,612				2,767				2,878
6,079				6,350				6,479
77,690				77,995				79,302

9,831				9,561				11,214
17				180				258
9,848				9,741				11,472
$87,538				$87,736				$90,774

			2.72%				2.82%				2.88%
	555		3.09%		570		3.19%		604		3.25%

	6				6				7
	$549				$564				$597

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 7 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 7. Components of Net Interest Income Changes from Continuing Operations

	From three months ended March 31, 2011 to three months ended March 31, 2012
in millions	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$1	$(35)	$(34)
Loans held for sale	2	(1)	1
Securities available for sale	(45)	(5)	(50)
Held-to-maturity securities	13	(2)	11
Trading account assets	(2)	1	(1)
Other investments	(2)	(2)	(4)
Total interest income (TE)	(33)	(44)	(77)

INTEREST EXPENSE
NOW and money market deposit accounts	1	(5)	(4)
Certificates of deposit ($100,000 or more)	(12)	(2)	(14)
Other time deposits	(11)	(3)	(14)
Deposits in foreign office	—	(1)	(1)
Total interest-bearing deposits	(22)	(11)	(33)
Bank notes and other short-term borrowings	(1)	—	(1)
Long-term debt	(5)	7	2
Total interest expense	(28)	(4)	(32)
Net interest income (TE)	$(5)	$(40)	$(45)

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

Our noninterest income was $472 million for the first quarter of 2012, compared to $457 million for the year-ago quarter, representing an increase of $15 million, or 3%. Gains on leased equipment increased $23 million due primarily to a $20 million gain related to the early termination of a leverage lease and other noninterest income items increased $16 million. These increases were partially offset by a $13 million decrease in operating lease income and a $13 million decline in electronic banking fees as a result of new government pricing controls on debit transactions that went into effect on October 1, 2011.

Figure 8. Noninterest Income

	Three months ended March 31,		Change
dollars in millions	2012	2011	Amount	Percent
Trust and investment services income	$109	$110	$(1)	(.9	) %
Service charges on deposit accounts	68	68	—	—
Operating lease income	22	35	(13)	(37.1)
Letter of credit and loan fees	54	55	(1)	(1.8)
Corporate-owned life insurance income	30	27	3	11.1
Net securities gains (losses)	—	(1)	1	N/M
Electronic banking fees	17	30	(13)	(43.3)
Gains on leased equipment	27	4	23	575.0
Insurance income	12	15	(3)	(20.0)
Net gains (losses) from loan sales	22	19	3	15.8
Net gains (losses) from principal investing	35	35	—	—
Investment banking and capital markets income	43	43	—	—
Other income	33	17	16	94.1
Total noninterest income	$472	$457	$15	3.3%

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 9. During the first quarter of 2012, trust and investment services income remained essentially unchanged compared to the same period one year ago.

Figure 9. Trust and Investment Services Income

	Three months ended March 31,		Change
dollars in millions	2012	2011	Amount	Percent

Brokerage commissions and fee income	$36	$32	$4	12.5%
Personal asset management and custody fees	39	38	1	2.6
Institutional asset management and custody fees	34	40	(6)	(15.0)

Total trust and investment services income	$109	$110	$(1)	(.9	) %

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2012, our bank, trust and registered investment advisory subsidiaries had assets under management of $52.6 billion, compared to $61.5 billion at March 31, 2011. As shown in Figure 10, the decrease was primarily attributable to reductions in the equity, securities lending, and money market portfolios, partially offset from growth in fixed income assets under management. The decline in the equity portfolio was due in part to asset outflows. The decrease in the value of our portfolio of hedge funds is attributable to our second quarter 2009 decision to wind down the operations of Austin (results included in discontinued operations). During first quarter of 2012, Victory Capital Management decided to wind down the Victory Money Market Mutual Funds effective April 30, 2012. Clients were notified of this decision, and offered an array of alternative investment options including FDIC insured deposit products, other Money Market Mutual Funds, or the assets were transferred back to the fund holder. Our securities lending business has been declining due to our de-emphasis of this business resulting in lower transaction volumes, client departures and fewer assets under management.

Figure 10. Assets Under Management

	2012	2011
in millions	First	Fourth	Third	Second	First

Assets under management by investment type:
Equity	$33,306	$30,086	$29,176	$37,423	$38,988
Securities lending	4,640	4,950	5,622	5,445	6,117
Fixed income	11,561	10,684	10,359	10,251	9,997
Money market	3,126	5,850	6,231	5,903	6,171
Hedge funds(a)	—	162	196	231	245

Total	$52,633	$51,732	$51,584	$59,253	$61,518

Proprietary mutual funds included in assets under management:
Money market	$514	$3,503	$3,936	$3,818	$3,784
Equity	6,339	6,014	5,870	7,735	8,019
Fixed income	1,524	1,096	1,219	1,053	980

Total	$8,377	$10,613	$11,025	$12,606	$12,783

(a)	Hedge funds are related to the discontinued operations of Austin.

Operating lease income

Operating lease income decreased $13 million, or 37%, for the first quarter of 2012 in our Equipment Finance line of business due to product run-off. Accordingly, as shown in Figure 12, operating lease expense also declined.

Investment banking and capital markets income (loss)

As shown in Figure 11, income from investment banking and capital markets activities remained unchanged from the year-ago quarter.

Investment banking income decreased $6 million from a year-ago quarter due to lower equity originations income.

Income from other investments increased by $3 million from a year-ago quarter due to asset sales made by our Funds Management Group.

Dealer trading and derivatives income increased by $5 million from the year-ago quarter due largely to improved fixed income sales and equity sales activity which were partially offset by a $10 million increase in the provision for losses related to customer derivatives.

Foreign exchange income remained essentially unchanged compared to prior reporting periods.

Figure 11. Investment Banking and Capital Markets Income (Loss)

	Three months ended March 31,		Change
dollars in millions	2012	2011	Amount	Percent

Investment banking income	$20	$26	$(6)	(23.1)%
Income (loss) from other investments	5	2	3	150.0

Dealer trading and derivatives income (loss), proprietary (a), (b)	3	(2)	5	N/M
Dealer trading and derivatives income (loss), non-proprietary (b)	6	6	—	—

Total dealer trading and derivatives income (loss)	9	4	5	125.0

Foreign exchange income (loss)	9	11	(2)	(18.2)

Total investment banking and capital markets income	$43	$43	—	—

(a)	For the quarters ended March 31, 2012 and 2011, fixed income and equity securities trading comprise the vast majority of this amount. In both quarters, income related to foreign exchange and interest rate derivative trading was less than $1 million and was offset by losses from our credit portfolio management activities.

(b)	The allocation between proprietary and non-proprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon the proposed rulemakings under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule and the rules proposed thereunder are not yet final. Therefore, the ultimate impact of the rules proposed under the Volcker Rule is not yet known.

Other income

Other income increased $16 million, or 94% from the year-ago quarter due to an increase in mortgage servicing income, fair value hedge accounting adjustments and various other items.

Noninterest expense

As shown in Figure 12, noninterest expense was $703 million for the first quarter of 2012, compared to $701 million for the same period last year.

Personnel expense increased $14 million due to increased salaries and stock-based compensation expenses, partially offset by a decrease in incentive compensation. Nonpersonnel expense decreased $12 million compared to the same period one year ago with declines in operating lease expense, FDIC assessments and OREO expense being offset by increases in marketing, the provision (credit) for losses on lending-related commitments and other expense.

Figure 12. Noninterest Expense

	Three months ended March 31,		Change
dollars in millions	2012	2011	Amount	Percent

Personnel	$385	$371	$14	3.8%
Net occupancy	64	65	(1)	(1.5)
Operating lease expense	17	28	(11)	(39.3)
Computer processing	41	42	(1)	(2.4)
Business services and professional fees	38	38	—	—
FDIC assessment	8	29	(21)	(72.4)
OREO expense, net	6	10	(4)	(40.0)
Equipment	26	26	—	—
Marketing	13	10	3	30.0
Provision (credit) for losses on lending-related commitments	—	(4)	4	N/M
Other expense	105	86	19	22.1

Total noninterest expense	$703	$701	$2	.3%

Average full-time equivalent employees(a)	15,404	15,301	103	.7%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 13, personnel expense, the largest category of our noninterest expense, increased by $14 million, or 4%, when compared to the first three months of 2011. This change was due primarily to increased salaries from an expanded sales force, an increase in stock-based compensation, and higher medical claim benefits. These increases were partially offset by reduced levels of incentive compensation and severance.

Figure 13. Personnel Expense

	Three months ended March 31,		Change
dollars in millions	2012	2011	Amount	Percent

Salaries	$236	$224	$12	5.4%
Incentive compensation	66	73	(7)	(9.6)
Employee benefits	65	62	3	4.8
Stock-based compensation	14	5	9	180.0
Severance	4	7	(3)	(42.9)

Total personnel expense	$385	$371	$14	3.8%

Operating lease expense

The $11 million decrease in operating lease expense compared to the year-ago quarter is attributable to product run-off. Income related to the rental of leased equipment is presented in Figure 8 as “operating lease income.”

FDIC Assessment

The decrease in FDIC insurance is a result of the change in the calculation method for deposit insurance assessments as discussed in the “Deposits and other sources of funds” section under the “The Dodd-Frank Act reform of deposit insurance” heading on page 71 of our 2011 Annual Report on Form 10-K.

Other expense

Other expense is comprised of various miscellaneous expense items. The $19 million increase is attributable to increases in several of those line items.

Income taxes

We recorded tax expense from continuing operations of $75 million for the first quarter of 2012 and $111 million for the first quarter of 2011.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 12 (“Income Taxes”) on page 165 of our 2011 Annual Report on Form 10-K.

Line of Business Results

This section summarizes the financial performance and related strategic developments of our two major business segments (operating segments), Key Community Bank and Key Corporate Bank. Note 16 (“Line of Business Results”) describes the products and services offered by each of these business segments, provides more detailed financial information pertaining to the segments and certain lines of business, and explains “Other Segments” and “Reconciling Items.”

Figure 14 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month periods ended March 31, 2012 and 2011.

Figure 14. Major Business Segments - Taxable-Equivalent (TE) Revenue from Continuing Operations and Income

(Loss) from Continuing Operations Attributable to Key

	Three months ended March 31,		Change
dollars in millions	2012	2011	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$528	$565	$(37)	(6.5)%
Key Corporate Bank	401	406	(5)	(1.2)
Other Segments	105	93	12	12.9

Total Segments	1,034	1,064	(30)	(2.8)
Reconciling Items	(3)	(3)	—	—

Total	$1,031	$1,061	$(30)	(2.8)%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$57	$81	$(24)	(29.6)%
Key Corporate Bank	100	126	(26)	(20.6)
Other Segments	45	58	(13)	(22.4)

Total Segments	202	265	(63)	(23.8)
Reconciling Items	3	9	(6)	(66.7)

Total	$205	$274	$(69)	(25.2)%

Key Community Bank summary of operations

As shown in Figure 15, Key Community Bank recorded net income attributable to Key of $57 million for the first quarter of 2012, compared to a net income of $81 million for the first quarter of 2011.

Taxable-equivalent net interest income declined by $25 million, or 7%, from the first quarter of 2011. Average loans and leases grew 1% while average deposits declined 1% from one year ago. Given the continued low-rate environment, the value derived from deposits was less in the current period.

Noninterest income decreased by $12 million, or 6%, from the year-ago quarter, primarily due to a $13 million decline in electronic banking fees resulting from new government pricing controls on debit transactions that went into effect on October 1, 2011.

The provision for loan and lease losses declined by $9 million, or 82%, compared to the first quarter of 2011 due to lower net loan charge-offs from the same period one year ago. Net loan charge-offs were $49 million for the first quarter of 2012, down $27 million from the $76 million incurred in the same period one year ago.

Noninterest expense increased by $9 million, or 2%, from the year-ago quarter. An increase in internally allocated costs and the provision (credit) for losses on lending-related commitments was partially offset by a reduction in FDIC deposit insurance assessments and a decline in personnel expense from one year ago.

Figure 15. Key Community Bank

	Three months ended March 31,		Change
dollars in millions	2012	2011	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$353	$378	$(25)	(6.6	) %
Noninterest income	175	187	(12)	(6.4)

Total revenue (TE)	528	565	(37)	(6.5)
Provision (credit) for loan and lease losses	2	11	(9)	(81.8)
Noninterest expense	456	447	9	2.0

Income (loss) before income taxes (TE)	70	107	(37)	(34.6)
Allocated income taxes and TE adjustments	13	26	(13)	(50.0)

Net income (loss) attributable to Key	$57	$81	$(24)	(29.6	) %

AVERAGE BALANCES
Loans and leases	$26,617	$26,312	$305	1.2%
Total assets	30,194	29,739	455	1.5
Deposits	47,768	48,108	(340)	(.7)

Assets under management at period end	$21,939	$20,057	$1,882	9.4%

ADDITIONAL KEY COMMUNITY BANK DATA
	Three months ended March 31,		Change
dollars in millions	2012	2011	Amount	Percent

NONINTEREST INCOME
Trust and investment services income	$48	$46	$2	4.3%
Services charges on deposit accounts	56	55	1	1.8
Electronic banking fees	17	30	(13)	(43.3)
Other noninterest income	54	56	(2)	(3.6)

Total noninterest income	$175	$187	$(12)	(6.4	) %

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$23,161	$21,482	$1,679	7.8%
Savings deposits	1,992	1,901	91	4.8
Certificates of deposits ($100,000 or more)	3,447	4,513	(1,066)	(23.6)
Other time deposits	6,023	7,959	(1,936)	(24.3)
Deposits in foreign office	370	398	(28)	(7.0)
Noninterest-bearing deposits	12,775	11,855	920	7.8

Total deposits	$47,768	$48,108	$(340)	(.7	) %

HOME EQUITY LOANS
Average balance	$9,173	$9,454
Weighted-average loan-to-value ratio (at date of origination)	70%	70%
Percent first lien positions	53	53

OTHER DATA
Branches	1,059	1,040
Automated teller machines	1,572	1,547

Key Corporate Bank summary of operations

As shown in Figure 16, Key Corporate Bank recorded net income attributable to Key of $100 million for the first quarter of 2012, compared to net income attributable to Key of $126 million for the first quarter of 2011.

Taxable-equivalent net interest income was flat compared to the first quarter of 2011 as the decreased value derived from deposits was offset by an increase in average earning assets. Although average deposits increased $274 million, or 2%, the deposit spread decreased $11 million due to the prolonged low-rate environment. Average earning assets increased $869 million, or 4% from the year-ago quarter, and combined with lower levels of nonperforming assets, led to a $12 million increase in earning asset spread.

Noninterest income declined by $5 million, or 2%, from the first quarter of 2011. A decrease in operating lease income and trust and investment services income was partially offset by an increase in net gains (losses) from loan sales compared to the year-ago quarter.

The provision for loan and lease losses in the first quarter of 2012 was a charge of $13 million compared to a credit of $21 million for the same period one year ago. The charge in the first quarter of 2012 related to the increase in loans and leases, partially offset by continued improvement in the portfolio’s asset quality for the tenth consecutive quarter. Net loan charge-offs in the first quarter of 2012 were $25 million compared to $75 million for the same period one year ago.

Noninterest expense increased by $3 million, or 1% from the first quarter of 2011. A decrease in operating lease expense was partially offset by increases in other operating expenses.

Figure 16. Key Corporate Bank

	Three months ended March 31,		Change
dollars in millions	2012	2011	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$187	$187	—	—
Noninterest income	214	219	$(5)	(2.3	) %

Total revenue (TE)	401	406	(5)	(1.2)
Provision (credit) for loan and lease losses	13	(21)	34	N/M
Noninterest expense	231	228	3	1.3

Income (loss) before income taxes (TE)	157	199	(42)	(21.1)
Allocated income taxes and TE adjustments	57	73	(16)	(21.9)

Net income (loss)	100	126	(26)	(20.6)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	N/M

Net income (loss) attributable to Key	$100	$126	$(26)	(20.6	) %

AVERAGE BALANCES
Loans and leases	$18,584	$17,677	$907	5.1%
Loans held for sale	509	275	234	85.1
Total assets	22,863	21,747	1,116	5.1
Deposits	11,556	11,282	274	2.4

Assets under management at period end	$30,694	$41,461	$(10,767)	(26.0	) %

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended March 31,		Change
dollars in millions	2012	2011	Amount	Percent

NONINTEREST INCOME
Trust and investment services income	$61	$65	$(4)	(6.2	) %
Investment banking and debt placement fees	59	61	(2)	(3.3)
Operating lease income and other leasing gains	23	29	(6)	(20.7)
Corporate services income	34	39	(5)	(12.8)
Other noninterest income	37	25	12	48.0

Total noninterest income(a)	$214	$219	$(5)	(2.3	) %

(a)	Included in “Trust and investment services income”, “Service charges on deposit accounts”, “Operating lease income”, “Letter of credit and loan fees”, “Investment banking and capital markets income (loss)”, “Net gains (losses) from loan sales”, “Gains on leased equipement”, and “Other income” on the consolidated statements of income.

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit and various exit portfolios. Other Segments generated net income attributable to Key of $45 million for the first quarter of 2012, compared to net income attributable to Key of $58 million for the same period last year. These results were primarily attributable to an increase in the provision for loan and lease losses of $52 million in the exit portfolio, due to a charge of $27 million for the first quarter of 2012, compared to a credit of $25 million for the year-ago quarter. This increase was partially offset by a $14 million net gain resulting from the early termination of a leveraged lease in the first quarter of 2012 ($20 million gain on leased equipment less a $6 million charge for the write-off of capitalized loan origination costs).

Financial Condition

Loans and loans held for sale

At March 31, 2012, total loans outstanding from continuing operations were $49.2 billion, compared to $49.6 billion at December 31, 2011 and $48.6 billion at March 31, 2011. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at March 31, 2012, December 31, 2011, and March 31, 2011, totaled $5.7 billion, $5.8 billion, and $6.3 billion, respectively. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on pages 116-117 of our 2011 Annual Report on Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $34.6 billion at March 31, 2012, an increase of $1.3 million, or 4%, compared to March 31, 2011.

Commercial, financial and agricultural. Our Commercial, Financial and Agricultural loans, also referred to as “Commercial and Industrial,” represent 40% of our total loan portfolio at March 31, 2012, 39% at December 31, 2011 and 34% at March 31, 2011 and are the largest component of our total loans. These loans are comprised of fixed and variable rate loans to our large, middle market and small business clients. These period end loans increased $3.3 billion or 20% from one year ago. As compared to the fourth quarter of 2011, quarterly average loan balances have increased approximately $1.3 billion, or 7.2%, due to increased activity in our industrial sectors and middle market lending in all three of our regions.

Commercial real estate loans. Commercial real estate loans represent approximately 18% of our total loan portfolio. These loans include both owner and nonowner-occupied properties and constitute approximately 26% of our commercial loan portfolio. These loans have decreased $1.6 billion, or 15%, to $9.1 billion at March 31, 2012, from $10.7 billion at March 31, 2011.

Commercial property markets improved further from the fourth quarter of 2012, with vacancies relatively flat. Rental income growth continued for the multifamily and warehouse property types, although at a moderated pace. Rental income growth declined for the office and retail property types. Assuming the modest economic recovery continues, we believe commercial real estate market fundamentals will improve through 2012, positively impacting rental income growth for all major property types.

The most recent Moody’s CPPI index (January 2012) reflects a value decline of 41% from its peak in the fall of 2007, which compares to a decline of 49% in April 2011 from the fall of 2007 peak. Market averages obscure divergent trends by asset quality and location. Prices for major assets have improved significantly over the past two years in major markets. Conversely, distressed asset prices remain low nationwide due to continued economic uncertainty, which is keeping market average trends negative.

Our commercial real estate lending business is conducted through two primary sources: our 14-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 55% of our average year-to-date commercial real estate loans, compared to 58% one year ago. Our commercial real estate business generally focuses on larger owners and operators of commercial real estate. Figure 17 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 17, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As shown in Figure 17, at March 31, 2012, our commercial real estate portfolio included mortgage loans of $7.8 billion and construction loans of $1.3 billion, representing 16% and 3%, respectively, of our total loans. Nonowner-occupied loans represented 12% of our total loans and owner-occupied loans represented 6% of our total loans. The average size of mortgage loans originated during the first quarter of 2012 was $3.1 million, and our largest mortgage loan at March 31, 2012, had a balance of $65 million. At March 31, 2012, our average construction loan commitment was $3.9 million. Our largest construction loan commitment was $56 million, and our largest construction loan amount outstanding was $48 million.

Also shown in Figure 17, at March 31, 2012, 65% of our commercial real estate loans were for nonowner-occupied properties compared to 67% at March 31, 2011. Approximately 18% and 22% of these loans were construction loans at March 31, 2012 and 2011, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. Uncertain economic conditions generally slow the execution of new leases and may also lead to the turnover of existing leases, driving rental rates and occupancy rates down. As we have experienced during the first three months of 2012, we expect vacancy rates for retail, office and industrial space to remain elevated throughout 2012.

Figure 17. Commercial Real Estate Loans

March 31, 2012	Geographic Region							Percent of		Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	Total	Total	Construction	Mortgage

Nonowner-occupied:
Multifamily properties	$229	$131	$202	$$306	$347	$176	$1,391	15.4%	$410	$981
Retail properties	306	127	153	212	390	189	1,377	15.2	166	1,211
Health facilities	191	6	154	269	135	222	977	10.8	50	927
Office buildings	133	39	86	172	60	200	690	7.6	95	595
Warehouses	240	36	22	88	106	82	574	6.3	19	555
Hotels/Motels	79	—	23	5	81	15	203	2.2	40	163
Residential properties	35	14	23	55	40	35	202	2.2	138	64
Land and development	14	13	30	11	31	67	166	1.8	152	14
Manufacturing facilities	1	—	1	7	81	4	94	1.0	1	93
Other	73	1	14	18	71	68	245	2.7	13	232

Total nonowner-occupied	1,301	367	708	1,143	1,342	1,058	5,919	65.2	1,084	4,835
Owner-occupied	1,294	43	331	695	113	685	3,161	34.8	189	2,972

Total	$2,595	$410	$1,039	$1,838	$1,455	$1,743	$9,080	100.0%	$1,273	$7,807

Nonowner-occupied:
Nonperforming loans	$$35	$$36	$$2	$$32	$$28	$$30	$163	N/M	$57	$$106
Accruing loans past due 90 days or more	—	—	6	4	46	34	90	N/M	12	78
Accruing loans past due 30 through 89 days	10	—	11	4	—	3	28	N/M	19	9

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
Southwest –	Arizona, Nevada and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont

In the first three months of 2012, nonperforming loans related to nonowner-occupied properties decreased by $11 million from December 31, 2011 to $163 million and also decreased by $139 million when compared to March 31, 2011.

Since March 31, 2011, our nonowner occupied commercial real estate portfolio has been reduced by approximately $1.2 billion, or 17%, as many of our clients have taken advantage of opportunities to permanently refinance their loans at historically low interest rates.

If the economic recovery stalls, it may weaken commercial real estate market fundamentals (i.e., vacancy rates, the stability of rental income and asset values), leading to reduced cash flow to support debt service payments. Reduced client cash flow would adversely affect our ability to collect such payments. Accordingly, the value of our commercial real estate loan portfolio could be adversely affected.

Commercial lease financing. We conduct financing arrangements through our Key Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 17% of commercial loans at March 31, 2012, and 19% at March 31, 2011.

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

Our concession types are primarily categorized as interest rate reductions, principal deferral, or forgiveness of principal. Loan extensions are sometimes coupled with these primary concession types. As a result of improving economic conditions combined with the restructuring of these loans to provide the optimal opportunity for successful repayment by the borrower, we have seen certain of our restructured loans returning to accrual status and consistent performance under the restructured loan terms for each primary type of concession over the past year.

In cases where the loan terms were extended at less than normal market rates for similar lending arrangements, we have transferred these loans to the Asset Recovery Group for resolution. During the first three months of 2012, there were $86 million of new restructured loans included in nonperforming loans, of which $8 million related to commercial real estate.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4 (“Asset Quality”).

Figure 18 quantifies restructured loans and TDRs.

Figure 18. Commercial TDRs by Note Type and Accrual Status

in millions	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Commercial TDRs by Note Type

Tranche A	$218	$206	$211	$188	$172
Tranche B	—	2	2	3	10

Total Commercial TDRs	$218	$208	$213	$191	$182

Commercial TDRs by Accrual Status

Nonaccruing	$148	$150	$120	$114	$110
Accruing	70	58	93	77	66
Held for sale	—	—	—	—	6

Total Commercial TDRs	$218	$208	$213	$191	$182

Total Commercial and Consumer TDRs	$293	$276	$277	$252	$242

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

We use an A-B note structure for our TDRs, breaking the existing loan into two tranches. First, we create an A note. As the objective of this TDR note structure is to achieve a fully performing and well-rated A note, we focus on sizing that note to a level that is supported by cash flow available to service debt at current market terms and consistent with our customary underwriting standards. This note structure will typically include a debt coverage ratio of 1.2 or better of cash flow to monthly payments of market interest, and principal amortization of generally not more than 25 years. (These metrics are adjusted from time to time based upon changes in long-term markets and take out underwriting standards of our various lines of business.) Appropriately sized A notes are more likely to return to accrual status, allowing us to resume recognizing interest income. As the borrower’s payment performance improves, these restructured notes also typically allow for upgraded internal quality risk rating classification. Moreover, as noted above, the borrower retains ownership and control of the underlying collateral (typically, commercial real estate), the borrower’s capital structure is strengthened (often to the point that fresh capital is attracted to the transaction), and local markets are spared distressed/fire sales.

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

Restructured nonaccrual loans may be returned to accrual status based on a current, well documented evaluation of the credit, which would include analysis of the borrower’s financial condition, prospects for repayment under the modified terms and or alternate sources of repayment such as the value of loan collateral. Establishment of the borrower’s ability to sustain historical repayment performance would require a reasonable period (generally a minimum of 6 months) prior to the date on which the loan is returned to accrual status. Sustained historical repayment performance for a reasonable time prior to the restructuring may be taken into account. The primary consideration for returning a restructured loan to accrual status is the reasonable assurance that the full contractual principal balance of the loan along with ongoing contractually required interest payments can be expected to be fully repaid. Although our policy is a guideline, considerable judgment is required to review each borrower’s circumstances.

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

Pricing of a loan is determined based on the strength of the borrowing entity and the strength of the guarantor, if any. Therefore, pricing may remain the same (e.g., the loan is already priced at or above current market). We do not consider loan extensions in the normal course of business (under existing loan terms or at market rates) as TDRs, particularly when ultimate collection of all principal and interest is not in doubt and no concession has been made. In the case of loan extensions outside of the normal course of business—where either collection of all principal and interest is uncertain or a concession has been made— we would analyze such credit under the accounting guidance to determine whether it qualifies as a TDR. Extensions that qualify as TDRs are measured for impairment under the applicable accounting guidance.

Guarantors. A detailed guarantor analysis is conducted (1) for all new extensions of credit, (2) at the time of any material modification/extension, and (3) typically annually, as part of our on-going portfolio and loan monitoring procedures. This analysis includes submission by the guarantor entity of all appropriate financial statements, including balance sheets, income statements, tax returns, and real estate schedules.

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

As of March 31, 2012, we had $60 million of mortgage and construction loans that had a loan to value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding decreased by $650 million, or 4%, from one year ago. Most of the decrease is attributable to our exit portfolio, as shown in Figure 35 in the “Credit risk management” section.

The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 95% of this portfolio at March 31, 2012 is derived from our Key Community Bank. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans from our Key Community Bank decreased by $268 million, or 3%, over the past twelve months.

As shown in Figure 15, we hold the first lien position for approximately 53% of the Key Community Bank home equity portfolio at March 31, 2012 and March 31, 2011. For consumer loans with real estate collateral, we track borrower performance monthly. Credit metrics including updated FICO scores as well as original and updated LTVs regardless of lien position are updated at least quarterly. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 117 of our 2011 Annual Report on Form 10-K.

Figure 19 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 19. Home Equity Loans

	2012	2011
dollars in millions	First	Fourth	Third	Second	First

SOURCES OF PERIOD END LOANS
Key Community Bank	$9,153	$9,229	$9,347	$9,431	$9,421
Other	507	535	565	595	627

Total	$9,660	$9,764	$9,912	$10,026	$10,048

Nonperforming loans at period end	$121	$120	$114	$112	$112
Net loan charge-offs for the period	30	29	26	37	38
Yield for the period (a)	4.27%	4.30%	4.33%	4.35%	4.36%

(a)	From continuing operations.

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

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale decreased to $511 million at March 31, 2012 from $728 million at December 31, 2011 and totaled $426 million at March 31, 2011. Loans held for sale related to the discontinued operations of the education lending business, which are excluded from total loans held for sale at March 31, 2011, totaled $14 million. There were no loans held for sale related to the discontinued operations of the education lending business at March 31, 2012 and December 31, 2011.

At March 31, 2012, loans held for sale included $362 million of commercial mortgages, which increased by $75 million from March 31, 2011, and $76 million of residential mortgage loans, which increased $24 million from March 31, 2011.

Loan sales

As shown in Figure 20, during the first three months of 2012, we sold $715 billion of commercial real estate loans, $400 million of residential real estate loans, and $36 million of commercial loans. Most of these sales came from the held-for-sale portfolio.

Figure 20 summarizes our loan sales for the first three months of 2012 and all of 2011.

Figure 20. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total

2012

First quarter	$36	$715	$22	$400	$1,173

Total	$36	$715	$22	$400	$1,173

2011

Fourth quarter	$31	$500	—	$404	$935
Third quarter	23	355	—	303	681
Second quarter	18	761	—	250	1,029
First quarter	46	397	—	438	881

Total	$118	$2,013	—	$1,395	$3,526

Figure 21 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been sold.

Figure 21. Loans Administered or Serviced

in millions	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Commercial real estate loans	$96,519	$99,608	$102,734	$107,077	$115,369
Commercial lease financing	538	521	573	639	657
Commercial loans	313	306	288	277	272
Total	$97,370	$100,435	$103,595	$107,993	$116,298

In the event of default by a borrower, we are subject to recourse with respect to approximately $913 million of the $97.3 billion of loans administered or serviced at March 31, 2012. Additional information about this recourse arrangement is included in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $17.7 billion at March 31, 2012, compared to $18.1 billion at December 31, 2011, and $19.5 billion at March 31, 2011. Available-for-sale securities were $14.6 billion at March 31, 2012, compared to $16 billion at December 31, 2011, reflecting the liquidity needs arising from changes in our loan and deposit balances and investments in held-to-maturity securities. Held-to-maturity securities were $3 billion at March 31, 2012, compared to $2.1 billion at December 31, 2011, primarily reflecting increases in agency mortgage-backed securities as we continue to prepare for potential future changes in regulatory capital rules. At March 31, 2012, we had $3 billion in CMOs in our held-to-maturity securities portfolio.

As shown in Figure 22, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at cost for the held-to-maturity portfolio. For more information about these securities, see Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques” and Note 6 (“Securities”).

Figure 22. Mortgage-Backed Securities by Issuer(a)

in millions	March 31, 2012	December 31, 2011	March 31, 2011

FHLMC	$8,864	$8,984	$9,336
FNMA	5,433	5,583	6,132
GNMA	3,262	3,464	3,802

Total	$17,559	$18,031	$19,270

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available-for-sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At March 31, 2012, we had $14.6 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $15.9 billion at December 31, 2011, and $19.3 billion at March 31, 2011.

During the first three months of 2012, we had net losses of $17 million from CMOs and other mortgage-backed securities, of which all were net unrealized losses. The net unrealized losses resulted from an increase in market interest rates and were recorded in the AOCI component of shareholders’ equity. We continue to maintain a moderate asset-sensitive interest rate risk position.

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

During the first quarter of 2012, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. For most of the first half of 2011, we chose not to reinvest the monthly security cash flows and also sold approximately $1.6 billion of CMOs. These actions provided the liquidity necessary to address the funding requirements arising from the loss of certain escrow deposit balances related to commercial mortgage securitizations serviced by Key and rated by Moody’s, and also contributed funds for our TARP repayment in March 2011.

Figure 23 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6.

Figure 23. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies and Corporations	States and Political Subdivisions	Collateralized Mortgage Obligations	(a)	Other Mortgage- Backed Securities	(a)	Other Securities	(b)	Total		Weighted- Average Yield (c)

March 31, 2012
Remaining maturity:
One year or less	—	$1	$705		$1		—		$707		3.91%
After one through five years	—	17	13,140		671		$12		13,840		3.15
After five through ten years	—	44	—		36		—		80		5.80
After ten years	—	—	—		6		—		6		5.40

Fair value	—	$62	$13,845		$714		$12		$14,633		—
Amortized cost	—	59	13,405		653		11		14,128		3.21%
Weighted-average yield (c)	—	5.95%	3.10%		5.21%		—		3.21	% (d)	—
Weighted-average maturity	—	5.9 years	2.3 years		2.7 years		2.8 years		2.3 years		—

December 31, 2011
Fair value	—	$63	$15,162		$778		$9		$16,012		—
Amortized cost	—	60	14,707		715		8		15,490		3.19%

March 31, 2011
Fair value	$9	$150	$18,289		$981		$19		$19,448		—
Amortized cost	9	148	17,998		913		14		19,082		3.23%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $12 million of securities at March 31, 2012, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs constitute most of our held-to-maturity securities. The remaining balance is comprised of foreign bonds and preferred equity securities. Our held-to-maturity securities have increased during the second half of 2011 and into 2012 due to purchases of Federal Agency CMOs as we increased this portfolio in response to potential future changes in regulatory capital rules. Figure 24 shows the composition, yields and remaining maturities of these securities.

Figure 24. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	States and Political Subdivisions	Other Securities		Total		Weighted- Average Yield (a)

March 31, 2012
Remaining maturity:
One year or less	—	—	$5		$5		9.65%
After one through five years	$3,001	—	13		3,014		1.97

Amortized cost	$3,001	—	$18		$3,019		1.98%
Fair value	3,034	—	18		3,052		—
Weighted-average yield	1.97%	—	3.07	% (b)	1.98	% (b)	—
Weighted-average maturity	2.9 years	—	2.0 years		2.9 years		—

December 31, 2011
Amortized cost	$2,091	—	$18		$2,109		2.06%
Fair value	2,115	—	18		2,133		—

March 31, 2011
Amortized cost	—	$1	$18		$19		3.57%
Fair value	—	1	18		19		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at March 31, 2012, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 61% of other investments at March 31, 2012. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($729 million at March 31, 2012, $709 million at December 31, 2011, and $943 million at March 31, 2011). During the first half of 2011, employees who managed our various principal investments formed two independent entities that now serve as investment managers of these investments. Under this arrangement, which was mutually agreeable to both parties, these individuals are no longer employees of Key. As a result of these changes, which were made during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments, totaling $234 million.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third party data and other factors determined relevant. During the first three months of 2012, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $35 million, which includes $28 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During the first quarter of 2012, average deposits were $58.9 billion and represented 82% of the funds we used to support loans and other earning assets, compared to $59.0 billion and 78% during the same quarter of 2011. The composition of our average deposits is shown in Figure 6 in the section entitled “Net interest income.”

The decrease in average domestic deposits in the first quarter of 2012, compared to the first quarter of 2011, was due to a decline in certificates of deposit ($100,000 or more) and other time deposits and was partially offset by an increase in NOW and money market deposit accounts, and noninterest-bearing deposits. The mix of deposits continues to change as higher-costing certificates of deposit mature and re-price to current market rates and clients move their balances to transaction and nonmaturity deposit accounts, such as NOW and money market savings accounts, or look for other alternatives for investing in the current low-rate environment.

Approximately $5.5 billion of our certificates of deposit outstanding at March 31, 2012, mature over the next three quarters. The maturities of these certificates of deposit are as follows: $2.5 billion at a 1.54% cost mature in the second quarter of 2012, $1.9 billion at a 2.92% cost mature in the third quarter of 2012, and $1.1 billion at a 2.64% cost mature in the fourth quarter of 2012. These re-pricing opportunities will benefit our net interest margin. These certificates of deposit maturities and improved funding mix have reduced the cost of total deposits, which is down 4 basis points from the fourth quarter of 2011.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $3.1 billion during the first quarter of 2012, compared to $4.2 billion during the year-ago quarter. The change from the first quarter of 2011 resulted from a $271 million decrease in foreign office deposits, a $525 million decrease in federal funds purchased and securities sold under agreements to repurchase, and a $248 million decrease in bank notes and other short-term borrowings.

On January 11, 2012, we signed a purchase and assumption agreement to acquire 37 retail branches in Buffalo and Rochester, NY. The deposits associated with these branches total approximately $2.4 billion, while loans total approximately $400 million. This excess liquidity will be available to fund debt maturities and loan growth. The transaction is expected to close early third quarter of 2012, subject to customary closing conditions. On April 18, 2012, we received regulatory approval from the OCC for the transaction.

Capital

At March 31, 2012, our shareholders’ equity was $10.1 billion, up $194 million from December 31, 2011. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity.

As previously reported, on January 1, 2010, we adopted new consolidation accounting guidance which required us to consolidate our education loan securitization trusts (classified as discontinued assets and liabilities). As a result, we consolidated our education loan securitization trusts and made a corresponding $45 million cumulative effect adjustment. That consolidation added $2.8 billion in discontinued assets, and the same amount of liabilities and equity to our balance sheet; loans constituted $2.6 billion of the assets. During the third quarter of 2011, we determined that the $45 million cumulative effect adjustment made related to the consolidation of these trusts on January 1, 2010 was incorrect. Further information regarding this error and its correction is provided in Note 11 (“Acquisition and Discontinued Operations”).

Comprehensive capital assessment review and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires a BHC to submit an annual Comprehensive Capital Plan as well as to update such plan to reflect material changes in a firm’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. On January 9, 2012, we submitted to the Federal Reserve and provided to the OCC under the annual CCAR process our 2012-2013 Comprehensive Capital Plan. At its March 2012 meeting, our Board authorized the purchase in the open market or through privately negotiated transactions of up to $312 million of our Common Shares. This authorization was expressly in addition to any amounts remaining under preexisting authority. Pursuant to our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve, KeyCorp has authority to purchase up to $344 million of our Common Shares, including $312 million for general repurchase and up to $32 million for repurchase in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization commenced in April 2012 and are expected to be executed on through the first quarter of 2013. Our 2012 capital plan also includes an increase in our Common Share dividend from $.03 to $.05 per share that will be evaluated by our Board of Directors at its regular May Board meeting. Future increases will be evaluated by the Board of Directors based upon our earnings, financial condition, and other factors, including regulatory review. On April 18, 2012, we received regulatory approval from the OCC for the transaction. Further information regarding the capital plan process and CCAR is included in the “Supervision and Regulation” section under the heading “Capital Assessment and Review of Capital Actions” beginning on page 8 of our 2011 Annual Report on Form 10-K.

Provisions of the Dodd-Frank Act provide for the phase-out of Tier 1 capital treatment for capital securities beginning in 2013. As a result, our outstanding capital securities will eventually become Tier 2 capital. Management continues to evaluate its options with respect to the remaining outstanding capital securities. A notice of proposed rulemaking related to the implementation of Basel III is expected in the first half of 2012. This proposal is expected to include the phase-out of trust preferred securities from Tier 1 capital treatment.

On April 16, 2012, KeyCorp commenced a consent solicitation from the holders of record as of April 10, 2012 of the outstanding trust preferred securities (“Trust Preferred Securities”) of KeyCorp Capital VII for the termination of the Replacement Capital Covenant, dated as of February 27, 2008, as amended (the “RCC”), by KeyCorp in favor of and for the benefit of each Covered Debtholder (as defined in such RCC). On April 27, 2012, KeyCorp announced that, effective as of April 26, 2012, a majority of the holders of record of the Trust Preferred Securities in liquidation amount of KeyCorp Capital VII consented to terminate the RCC. Pursuant to the terms of the consent solicitation, the termination of the RCC therefore became effective on April 26, 2012. Should KeyCorp elect to redeem KeyCorp Capital X, it may now do so without complying with the RCC.

Repurchase of TARP CPP preferred stock, warrant and completion of equity and debt offerings

As previously reported during the first half of 2011, Key completed the repurchase of the $2.5 billion of Series B Preferred Stock and corresponding warrant issued to the U.S. Treasury Department. As a result of the repurchase, we recorded a $49 million one-time deemed dividend in the first quarter of 2011 related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. On April 20, 2011 we repurchased the warrant directly from the U.S. Treasury for $70 million. Beginning with the second quarter of 2011, the repurchase resulted in the elimination of quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares. In total, Key paid $2.867 billion to the U.S. Treasury during the investment period in the form of dividends, principal and repurchase of the warrant, resulting in a return to the U.S. Treasury of $367 million above the initial investment of $2.5 billion on November 14, 2008.

Dividends

During the first quarter of 2012, we made a dividend payment of $.03 per share, or $29 million, on our Common Shares. As noted above, our Board of Directors will evaluate an increase in our quarterly dividend from $.03 per share to $.05 per share at its regular May Board meeting.

Also during the first quarter of 2012, we made a dividend payment of $1.9375 per share or $6 million on our Series A Preferred Stock.

During the first quarter of 2011, we made dividend payments of $31 million to the U.S. Treasury on the Series B Preferred Stock as a participant in the U.S. Treasury’s TARP CPP. The repurchase of this Preferred Stock in March 2011 eliminated future quarterly dividends of $31 million, or $125 million on an annual basis.

Common shares outstanding

Our Common Shares are traded on the New York Stock Exchange under the symbol KEY with 33,451 holders of record at March 30, 2012. At March 31, 2012 our book value per Common Share was $10.26 based on 956.1 million shares outstanding at March 31, 2012, compared to $10.09 based on 953.0 million shares outstanding at December 31, 2011, and $9.58 based on 953.9 million shares outstanding at March 31, 2011. At March 31, 2012 our tangible book value per Common Share was $9.28 compared to $9.11 at December 31, 2011, and $8.59 at March 31, 2011.

Figure 25 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 25. Changes in Common Shares Outstanding

	2012	2011
in thousands	First	Fourth	Third	Second	First

Shares outstanding at beginning of period	953,008	952,808	953,822	953,926	880,608
Common shares issued	—	—	—	—	70,621
Shares reissued (returned) under employee benefit plans	3,094	200	(1,014)	(104)	2,697

Shares outstanding at end of period	956,102	953,008	952,808	953,822	953,926

As shown above, Common Shares outstanding increased by 3.1 million shares during the first quarter of 2012 from the net activity in our employee benefit plans.

At March 31, 2012, we had 60.9 million treasury shares, compared to 64.0 million treasury shares at December 31, 2011 and 63.0 million treasury shares at March 31, 2011. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on KeyCorp’s Common Share repurchase program is included in “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at March 31, 2012. Our capital and liquidity are intended to position us well to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to adjust to the application of new regulatory capital standards expected to be promulgated under the Dodd-Frank Act or due to Basel III. Our shareholders’ equity to assets ratio was 11.55% at March 31, 2012, compared to 11.16% at December 31, 2011 and 10.42% at March 31, 2011. Our tangible common equity to tangible assets ratio was 10.26% at March 31, 2012, compared to 9.88% at December 31, 2011 and 9.16% at March 31, 2011.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market risk items, subject to adjustment for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of March 31, 2012, our Tier 1 risk-based capital ratio and our total risk-based capital ratios were 13.29% and 16.68%, respectively, compared to 12.99% and 16.51%, respectively, at December 31, 2011 and 13.48% and 17.38%, respectively at March 31, 2011.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of March 31, 2012, our leverage ratio was 12.12% compared to 11.79% at December 31, 2011 and 11.56% at March 31, 2011.

The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to bank holding companies by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 risk-based capital. This three year phase-out period, which commences January 1, 2013, will ultimately result in our capital securities issued by the KeyCorp capital trusts (“capital securities”) being treated only as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions to BHCs, savings and loan holding companies, and nonbank financial companies identified as systemically important.

As of March 31, 2012, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 13.29%, 12.12%, and 16.68%, respectively. The capital securities issued by the KeyCorp capital trusts contribute $1 billion or 136, 124, and 136 basis points to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of March 31, 2012.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well-capitalized” to “critically undercapitalized.” A “well-capitalized” institution must meet or exceed the prescribed thresholds of 5.00% for Tier 1 risk-based capital, 6.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to bank holding companies, we would qualify as “well-capitalized” at March 31, 2012. We believe there has not been any change in condition or event since that date that would cause our capital classification to change. Analysis on a pro forma basis, accounting for the phase-out of our capital securities as Tier 1 eligible (and therefore as Tier 2 instead) as of March 31, 2012, also determines that we would qualify as “well-capitalized” under current regulatory guidelines, with the pro forma Tier 1 risk-based capital ratio, pro forma leverage ratio, and pro forma total risk-based capital ratio being 11.93%, 10.88%, and 16.68%, respectively. The current regulatory defined categories serve a limited supervisory function. Investors should not use our pro forma ratios as a representation of our overall financial condition or prospects of KeyCorp or KeyBank. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in “Item 1. Business” in the “Supervision and Regulation” section under the heading “Capital” beginning on page 7 of our Annual Report on Form 10-K.

Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Dodd-Frank Act and set forth in Basel III, which the Federal Reserve intends to implement in the near term, are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 5 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.55% at March 31, 2012, compared to 11.26% at December 31, 2011 and 10.74% at March 31, 2011.

Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. As we anticipated, at March 31, 2012, and December 31, 2011, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets compared to net deferred tax assets of $47 million deducted at March 31, 2011. At March 31, 2012, we had a federal net deferred tax asset of $29 million and a state deferred tax liability of $28 million compared to a federal deferred tax asset of $60 million and a state deferred tax liability of $24 million at December 31, 2011, and a combined federal and state tax asset of $366 million at March 31, 2011.

Basel III

In December 2010, the Basel Committee released Basel III. Basel III is a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector, and introduces for the first time an official definition and guideline for Tier 1 common equity.

Beginning on January 1, 2013, banks with regulators adopting the Basel III capital framework in full will be required to meet the following minimum capital ratios – 3.5% common equity Tier 1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets, and 8.0% total capital to risk-weighted assets. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When the requirements for the fully phased-in capital conservation buffer are included, the resulting minimum levels for Tier 1 capital and total risk-based capital will be higher than the U.S.’s current “well-capitalized” minimums. A more thorough discussion of Basel III is included in Item 1. “Supervision and Regulation” of our 2011 Annual Report on Form 10-K beginning on page 10 under the heading “Basel Accords.”

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

Figure 26 represents the details of our regulatory capital position at March 31, 2012, December 31, 2011 and March 31, 2011 under the existing Basel I standards.

Figure 26. Capital Components and Risk-Weighted Assets

	March 31,	December 31,	March 31,
dollars in millions	2012	2011	2011

TIER 1 CAPITAL
Key shareholders’ equity	$10,099	$9,905	$9,425
Qualifying capital securities	1,046	1,046	1,791
Less: Goodwill	917	917	917
Accumulated other comprehensive income (a)	(70)	(72)	(93)
Other assets (b)	69	72	130

Total Tier 1 capital	10,229	10,034	10,262

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	966	970	961
Net unrealized gains on equity securities available for sale	1	—	2
Qualifying long-term debt	1,644	1,744	2,004

Total Tier 2 capital	2,611	2,714	2,967

Total risk-based capital	$12,840	$12,748	$13,229

TIER 1 COMMON EQUITY
Tier 1 capital	$10,229	$10,034	$10,262
Less: Qualifying capital securities	1,046	1,046	1,791
Series A Preferred Stock	291	291	291

Total Tier 1 common equity	$8,892	$8,697	$8,180

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$61,280	$61,900	$62,327
Risk-weighted off-balance sheet exposure	16,069	15,901	15,257
Less: Goodwill	917	917	917
Other assets (b)	397	560	682
Plus: Market risk-equivalent assets	1,034	1,073	735

Gross risk-weighted assets	77,069	77,397	76,720
Less: Excess allowance for loan and lease losses (c)	113	183	591

Net risk-weighted assets	$76,956	$77,214	$76,129

AVERAGE QUARTERLY TOTAL ASSETS	$85,730	$86,594	$90,387

CAPITAL RATIOS
Tier 1 risk-based capital	13.29%	12.99%	13.48%
Total risk-based capital	16.68	16.51	17.38
Leverage (d)	12.12	11.79	11.56
Tier 1 common equity	11.55	11.26	10.74

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $47 million at March 31, 2011, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at March 31, 2012 and December 31, 2011.

(c)	The allowance for loan and lease losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The excess allowance for loan and lease losses includes $90 million, $104 million, and $111 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

♦	“Gap risk” is the exposure to changes in interest rates and occurs when the volume of interest-bearing liabilities and the volume of interest-earning assets they fund (for example, deposits used to fund loans) do not mature or reprice at the same time.

♦	“Basis risk” is the exposure to asymmetrical changes in interest rate indexes and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indices.

♦	“Yield curve risk” is the exposure to non-parallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) and occurs when interest-bearing liabilities and the interest-earning assets they fund do not price or reprice to the same term point on the yield curve.

♦	“Option risk” is the exposure to a customer or counterparty’s ability to take advantage of the interest rate environment and terminate or reprice one of our assets, liabilities or off-balance sheet instruments prior to contractual maturity without a penalty. Option risk occurs when exposures to customer and counterparty early withdrawals or early prepayments are not mitigated with an offsetting position or appropriate compensation.

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

Figure 27 presents the results of the simulation analysis at March 31, 2012 and 2011. At March 31, 2012, our simulated exposure to a change in short-term interest rates was moderately asset sensitive. ALCO policy limits for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 27, we are operating within these limits.

Figure 27. Simulated Change in Net Interest Income

March 31, 2012

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.96%	3.16%

March 31, 2011

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.79%	3.67%

As interest rates have remained at low levels for an extended period of time, we have gradually shifted from a liability-sensitive position to an asset-sensitive position as a result of balance growth in transaction deposits and declines in loan balances. As the Federal Reserve’s Federal Open Market Committee has indicated that it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014, we continue to invest available funds and execute hedges to moderate further increases in the asset-sensitive position. The nature of these discretionary activities will also continue to reflect the changes in the mix and maturity of customer deposits. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity and re-pricing characteristics of loan and deposit flows. As changes occur to the configuration of the balance sheet and the outlook for the economy, management evaluates hedging opportunities that would change the reported interest rate risk profile.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond twelve-, twenty-four and thirty-six month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments and comparing those amounts with the base case of an unchanged interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we’ve modified the standard declining rate scenario to an immediate 100 basis point decrease . This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines.

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

Figure 28 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 7 (“Derivatives and Hedging Activities”).

Figure 28. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2012
			Weighted-Average			March 31, 2011
dollars in millions	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value

Receive fixed/pay variable — conventional A/LM (a)	$9,465	$42	1.9	.7%	.3%	$3,315	$(18)

Receive fixed/pay variable — forward starting A/LM	250	(1)	2.9	.5	.2	—	—

Receive fixed/pay variable — conventional debt	5,306	445	9.0	4.2	.8	6,367	306

Pay fixed/receive variable — conventional debt	347	(18)	8.3	.6	2.3	469	10

Foreign currency — conventional debt	—	—	—	—	—	1,162	(177)

Total portfolio swaps	$15,368	$468 (b)	4.5	1.9%	.5%	$11,313	$121 (b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $44 million and $46 million for March 31, 2012 and 2011, respectively.

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

We manage exposure to market risk in accordance with VAR limits for trading activity that have been approved by the Market Risk Committee as part of our ERM Program. At March 31, 2012, the aggregate one-day trading limit set by the committee was $4.7 million. We are operating within these constraints. During the first quarter of 2012, our aggregate daily average, minimum and maximum VAR amounts were $1.2 million, $.8 million and $2 million, respectively. During the same period one year ago, our aggregate daily average, minimum and maximum VAR amounts were $1.5 million, $1.2 million and $1.9 million, respectively.

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

On March 8, 2012, Fitch (a credit rating agency that rates KeyCorp and KeyBank debt securities) downgraded KeyCorp’s Series A Preferred Stock to BB and KeyCorp’s trust preferred securities/capital securities to BB+. These rating downgrades were a result of Fitch’s change in its rating criteria applicable to these type of securities issued by bank and bank holding companies. A variety of financial institutions’ securities ratings have been similarly affected by Fitch’s ratings criteria change.

Our credit ratings at March 31, 2012, are shown in Figure 29. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors. Conditions in the credit markets have materially improved relative to the disruption experienced between the latter part of 2007 through 2009.

Figure 29. Credit Ratings

March 31, 2012	TLGP Debt	Short-Term Borrowings	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock

KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	AA+	A-2	BBB+	BBB	BBB-	BBB-
Moody’s	Aaa	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	AAA	F1	A-	BBB+	BB+	BB
DBRS	AAA	R-2(high)	BBB(high)	BBB	BBB	BB(low)

KEYBANK
Standard & Poor’s	AA+	A-2	A-	BBB+	N/A	N/A
Moody’s	Aaa	P-2	A3	Baa1	N/A	N/A
Fitch	AAA	F1	A-	BBB+	N/A	N/A
DBRS	AAA	R-1 (low)	A(low)	BBB(high)	N/A	N/A

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

At March 31, 2012, we have no secured borrowings outstanding. However, we retain the capacity to utilize secured borrowings as a contingent funding source.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The Plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the Plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer term strategy. The liquid asset portfolio at March 31, 2012 totaled $11.6 billion, consisting of $6.9 billion of unpledged securities, $1.8 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati and $2.9 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate over time due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of March 31, 2012, our unused borrowing capacity secured by loan collateral was $13.2 billion at the Federal Reserve Bank of Cleveland and $5.0 billion at the Federal Home Loan Bank of Cincinnati.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, wholesale funds may be used to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan to deposit ratio as a metric to monitor these strategies. Our target loan to deposit ratio is 90-100% (at March 31, 2012 our loan to deposit ratio was 87%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

Sources of liquidity

Our primary sources of liquidity include customer deposits, wholesale funding and liquid assets. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or liquid assets. Conversely, excess cash generated by operating, investing and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity programs

We have several liquidity programs, which are described in Note 15 (“Long-Term Debt”) on page 173 of our 2011 Annual Report on Form 10-K, that enable the parent company and KeyBank to raise funds in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.

Liquidity for KeyCorp

The parent company has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions) and occasional guarantees of subsidiaries’ obligations in transactions with third parties at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

Our primary tool for assessing parent company liquidity is the net short-term cash position, which measures the ability to fund debt maturing in 24 months or less with existing liquid assets, and a cash coverage metric, which measures the ability to meet all projected obligations over 12 months. Another key measure of parent company liquidity is the “liquidity gap,” which represents the difference between projected liquid assets and anticipated financial obligations over several time horizons. We generally rely upon the issuance of term debt to manage the liquidity gap within targeted ranges assigned to various time periods. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over the next 24 months. At March 31, 2012, the parent company held $2.4 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our policies.

Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first quarter of 2012, KeyBank paid the parent $450 million in dividends, while nonbank subsidiaries did not make any dividend payments to the parent. During the first quarter of 2012, the parent did not make any capital infusions to KeyBank. Based upon existing regulatory guidance, KeyBank has capacity to pay $863 million in dividends to KeyCorp at March 31, 2012.

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

From time to time, KeyCorp or its principal subsidiary, KeyBank, may seek to retire, repurchase or exchange outstanding debt, capital securities, preferred shares or Common Shares through cash purchase, privately negotiated transactions or other means. We have periodically repurchased Common Shares in the open market or through privately negotiated transactions under a repurchase program authorized by our Board of Directors. Additional information on KeyCorp’s Common Share repurchase program is included in “Item 2. Unregistered Sales of Equity Securities or Use of Proceeds” of this report. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements and other factors. The amounts involved may be material, individually or collectively.

We generate cash flows from operations, and from investing and financing activities. We have approximately $192 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of March 31, 2012. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $31 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase to approximately $55 million. Accordingly, we have included the total amount as a deferred tax liability at March 31, 2012.

The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for the three month periods ended March 31, 2012, and 2011.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $2 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of March 31, 2012, we had four client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these four individual net obligor commitments was $80 million at March 31, 2012. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives, including the use of credit derivatives — primarily credit default swaps — to mitigate credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At March 31, 2012, we used credit default swaps with a notional amount of $880 million to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At March 31, 2012, the notional amount of credit default swaps sold by us for the purpose of diversifying our credit exposure was $543 million. Occasionally, we have provided credit protection to other lenders through the sale of credit default swaps. These transactions with other lenders generated fee income.

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

Allowance for loan and lease losses

At March 31, 2012, the ALLL was $944 million, or 1.92% of loans, compared to $1.4 billion, or 2.83%, at March 31, 2011. The allowance includes $38 million that was specifically allocated for impaired loans of $359 million at March 31, 2012, compared to $39 million that was allocated for impaired loans of $493 million one year ago. For more information about impaired loans, see Note 4 (“Asset Quality”). At March 31, 2012, the allowance for loan and lease losses was 141.74% of nonperforming loans, compared to 155.03% at March 31, 2011.

Selected asset quality statistics for each of the past five years are presented in Figure 30. The factors that drive these statistics are discussed in the remainder of this section.

Figure 30. Selected Asset Quality Statistics from Continuing Operations

	2012	2011
dollars in millions	First	Fourth	Third	Second	First

Net loan charge-offs	$101	$105	$109	$134	$193
Net loan charge-offs to average loans	.82%	.86%	.90%	1.11%	1.59%
Allowance for loan and lease losses to annualized net loan charge-offs	232.39	241.01	261.54	228.85	175.29
Allowance for loan and lease losses	$944	$1,004	$1,131	$1,230	$1,372
Allowance for credit losses (a)	989	1,049	1,187	1,287	1,441
Allowance for loan and lease losses to period-end loans	1.92%	2.03%	2.35%	2.57%	2.83%
Allowance for credit losses to period-end loans	2.01	2.12	2.46	2.69	2.97
Allowance for loan and lease losses to nonperforming loans	141.74	138.10	143.53	146.08	155.03
Allowance for credit losses to nonperforming loans	148.50	144.29	150.63	152.85	162.82
Nonperforming loans at period end	$666	$727	$788	$842	$885
Nonperforming assets at period end	767	859	914	950	1,089
Nonperforming loans to period-end portfolio loans	1.35%	1.47%	1.64%	1.76%	1.82%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.55	1.73	1.89	1.98	2.23

(a)	Includes the allowance for loan and lease losses plus the liability for credit losses on lending-related commitments.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 117 of our 2011 Annual Report on Form 10-K. Briefly, we apply expected loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. For all commercial TDRs, regardless of size, as well as impaired commercial loans having an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. Consumer loan TDRs are assigned a loss rate that reflects the current assessment of that category of consumer loans to determine the appropriate ALLL level. The allowance for loan and lease losses at March 31, 2012, represents our best estimate of the probable losses inherent in the loan portfolio at that date.

As shown in Figure 31, our ALLL decreased by $428 million, or 31%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio, which has trended more favorably over the past twelve months. Asset quality is improving and has resulted in favorable risk rating migration and a reduction in our general allowance. Our delinquency trends continue to decline while our roll rates keep improving. We attribute this improvement to a more moderate level of economic activity, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio. Our liability for credit losses on lending-related commitments decreased by $24 million to $45 million at March 31, 2012, compared to the same period one year ago. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 2.01% of loans at the end of the first quarter of 2012 compared to 2.97% at the end of the first quarter of 2011. We expect the allowance to decrease as a percent of total loans during the remainder of 2012 as a result of the continued improvement in credit quality that is anticipated.

Figure 31. Allocation of the Allowance for Loan and Lease Losses

	March 31, 2012			December 31, 2011			March 31, 2011
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans

Commercial, financial and agricultural	$316	33.5%	40.2%	$334	33.2%	39.1%	$419	30.6%	33.9%
Commercial real estate:
Commercial mortgage	263	27.9	15.8	272	27.1	16.2	386	28.1	18.1
Construction	56	5.9	2.6	63	6.3	2.7	117	8.5	3.8

Total commercial real estate loans	319	33.8	18.4	335	33.4	18.9	503	36.6	21.9
Commercial lease financing	68	7.2	11.7	78	7.8	12.2	132	9.6	12.8

Total commercial loans	703	74.5	70.3	747	74.4	70.2	1,054	76.8	68.6
Real estate — residential mortgage	36	3.8	4.0	37	3.7	3.9	40	2.9	3.7
Home equity:
Community Banking	94	9.9	18.6	103	10.2	18.6	111	8.1	19.4
Other	28	3.0	1.0	29	2.9	1.1	45	3.3	1.3

Total home equity loans	122	12.9	19.6	132	13.1	19.7	156	11.4	20.7
Consumer other — Community Banking	37	3.9	2.5	41	4.1	2.4	50	3.6	2.4
Consumer other:
Marine	45	4.8	3.4	46	4.6	3.5	68	5.0	4.3
Other	1	.1	.2	1	.1	.3	4	.3	.3

Total consumer other	46	4.9	3.6	47	4.7	3.8	72	5.3	4.6

Total consumer loans	241	25.5	29.7	257	25.6	29.8	318	23.2	31.4

Total loans (a)	$944	100.0%	100.0%	$1,004	100.0%	100.0%	$1,372	100.0%	100.0%

(a)	Excludes allocations of the allowance for loan and lease losses in the amount of $90 million, $104 million and $111 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, related to the discontinued operations of the education lending business.

Our provision for loan and lease losses was a provision of $42 million for the first quarter of 2012, compared to a credit of $40 million for the year-ago quarter. Our net loan charge-offs for the first quarter of 2012 exceeded the provision for loan and lease losses by $59 million. The increase in our provision is due to the growth in our loans from continuing operations over the past twelve months, partially offset by continued improvement in credit quality experienced in most of our loan portfolios. Additionally, we continue to work our exit loans, and reduce exposure in our higher-risk businesses including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs.

Net loan charge-offs

Net loan charge-offs for the first quarter of 2012 totaled $101 million, or .82% of average loans from continuing operations. These results compare to net charge-offs of $193 million, or 1.59%, for the same period last year. Figure 32 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 33.

Over the past twelve months, net charge-offs in the commercial loan portfolio decreased by $70 million. Compared to the fourth quarter of 2011, net loan charge-offs in the commercial loan portfolio increased by $1 million and net loan charge-offs in the consumer loan portfolio decreased by $5 million. As shown in Figure 35, our exit loan portfolio accounted for $26 million, or 26%, of total net loan charge-offs for the first quarter of 2012. Net charge-offs in the exit loan portfolio increased by $4 million from the fourth quarter of 2011 due to increases in net charge-offs in the commercial loan portfolios.

Figure 32. Net Loan Charge-offs from Continuing Operations

	2012	2011
dollars in millions	First	Fourth	Third	Second	First

Commercial, financial and agricultural	$15	$28	$23	$36	$32
Real estate — Commercial mortgage	21	23	25	12	43
Real estate — Construction (a)	10	(6)	8	24	30
Commercial lease financing	—	—	2	4	11

Total commercial loans	46	45	58	76	116
Home equity — Key Community Bank	23	20	18	27	24
Home equity — Other	7	9	8	10	14
Marine	10	14	11	4	19
Other	15	17	14	17	20

Total consumer loans	55	60	51	58	77

Total net loan charge-offs	$101	$105	$109	$134	$193

Net loan charge-offs to average loans	.82%	.86%	.90%	1.11%	1.59%

Net loan charge-offs from discontinued operations — education lending business	$19	$25	$31	$32	$35

(a)	Credit amount indicates recoveries exceeded charge-offs.

Figure 33. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
dollars in millions	2012	2011

Average loans outstanding	$49,430	$49,312

Allowance for loan and lease losses at beginning of period	$1,004	$1,604
Loans charged off:
Commercial, financial and agricultural	26	42

Real estate — commercial mortgage	23	46
Real estate — construction	11	35

Total commercial real estate loans (a)	34	81
Commercial lease financing	4	17

Total commercial loans	64	140
Real estate — residential mortgage	6	10
Home equity:
Key Community Bank	25	25
Other	8	15

Total home equity loans	33	40
Consumer other — Key Community Bank	10	12
Consumer other:
Marine	17	27
Other	2	3

Total consumer other	19	30

Total consumer loans	68	92

Total loans charged off	132	232
Recoveries:
Commercial, financial and agricultural	11	10

Real estate — commercial mortgage	2	3
Real estate — construction	1	5

Total commercial real estate loans (a)	3	8
Commercial lease financing	4	6

Total commercial loans	18	24
Real estate — residential mortgage	1	1
Home equity:
Key Community Bank	2	1
Other	1	1

Total home equity loans	3	2
Consumer other — Key Community Bank	1	2
Consumer other:
Marine	7	8
Other	1	2

Total consumer other	8	10

Total consumer loans	13	15

Total recoveries	31	39

Net loans charged off	(101)	(193)
Provision (credit) for loan and lease losses	42	(40)
Foreign currency translation adjustment	(1)	1

Allowance for loan and lease losses at end of period	$944	$1,372

Liability for credit losses on lending-related commitments at beginning of period	$45	$73
Provision (credit) for losses on lending-related commitments	—	(4)

Liability for credit losses on lending-related commitments at end of period (b)	$45	$69

Total allowance for credit losses at end of period	$989	$1,441

Net loan charge-offs to average loans	.82%	1.59%
Allowance for loan and lease losses to annualized net loan charge-offs	232.39	175.29
Allowance for loan and lease losses to period-end loans	1.92	2.83
Allowance for credit losses to period-end loans	2.01	2.97
Allowance for loan and lease losses to nonperforming loans	141.74	155.03
Allowance for credit losses to nonperforming loans	148.50	162.82

Discontinued operations — education lending business:
Loans charged off	$23	$38
Recoveries	4	3

Net loan charge-offs	$(19)	$(35)

(a)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 34 shows the composition of our nonperforming assets. These assets totaled $767 million at March 31, 2012, and represented 1.55% of portfolio loans, OREO and other nonperforming assets, compared to $859 million, or 1.73%, at December 31, 2011, and $1.1 billion, or 2.23%, at March 31, 2011. See Note 1 under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 117 of our 2011 Annual Report on Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 34. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

	March 31,	December 31,	September 30,	June 30,	March 31,
dollars in millions	2012	2011	2011	2011	2011

Commercial, financial and agricultural	$168	$188	$188	$213	$221

Real estate — commercial mortgage	175	218	237	230	245
Real estate — construction	66	54	93	131	146

Total commercial real estate loans	241	272	330	361	391
Commercial lease financing	22	27	31	41	42

Total commercial loans	431	487	549	615	654
Real estate — residential mortgage	82	87	88	79	84
Home equity:
Key Community Bank	109	108	102	101	99
Other	12	12	12	11	13

Total home equity loans	121	120	114	112	112
Consumer other — Key Community Bank	1	1	4	3	3
Consumer other:
Marine	30	31	32	32	31
Other	1	1	1	1	1

Total consumer other	31	32	33	33	32

Total consumer loans	235	240	239	227	231

Total nonperforming loans	666	727	788	842	885
Nonperforming loans held for sale	24	46	42	42	86
OREO	61	65	63	52	97
Other nonperforming assets	16	21	21	14	21

Total nonperforming assets	$767	$859	$914	$950	$1,089

Accruing loans past due 90 days or more	$169	$164	$118	$118	$153
Accruing loans past due 30 through 89 days	420	441	478	465	474
Restructured loans — accruing and nonaccruing (a)	293	276	277	252	242
Restructured loans included in nonperforming loans (a)	184	191	178	144	136
Nonperforming assets from discontinued operations — education lending business	19	23	22	21	22
Nonperforming loans to year-end portfolio loans	1.35%	1.47%	1.64%	1.76%	1.82%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	1.55	1.73	1.89	1.98	2.23

(a)	Restructured loans (i.e., troubled debt restructurings) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 34, nonperforming assets decreased during the first quarter of 2012, which represents the tenth consecutive quarterly decline. Most of the reduction came from nonperforming loans held for sale and OREO in the commercial real estate lines of business. As shown in Figure 35, our exit loan portfolio accounted for $103 million, or 13%, of our total nonperforming assets at March 31, 2012, compared to $119 million, or 14%, at December 31, 2011.

At March 31, 2012, the carrying amount of our commercial nonperforming loans outstanding represented 58% of their contractual amount owed, and total nonperforming loans outstanding represented 68% of their contractual amount owed and nonperforming assets in total were carried at 63% of their original contractual amount.

At March 31, 2012, our 20 largest nonperforming loans totaled $215 million, representing 32% of total nonperforming loans.

Figure 35 shows the composition of our exit loan portfolio at March 31, 2012 and December 31, 2011, the net charge-offs recorded on this portfolio for the first quarter of 2012 and the fourth quarter of 2011, and the nonperforming status of these loans at March 31, 2012 and December 31, 2011. The exit loan portfolio represented 8% of total loans and loans held for sale at March 31, 2012. Additional information about loan sales is included in the “Loans held for sale” and “Loan sales.”

Figure 35. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 3-31-12 vs. 12-31-11	Net Loan Charge-offs				Balance on Nonperforming Status
in millions	3-31-12	12-31-11		1Q12	(c)	4Q11	(c)	3-31-12	12-31-11

Residential properties — homebuilder	$34	$41	$(7)	$2		$(2)		$17	$23
Marine and RV floor plan	59	81	(22)	7		2		32	45
Commercial lease financing (a)	1,534	1,669	(135)	(1)		(2)		11	7

Total commercial loans	1,627	1,791	(164)	8		(2)		60	75
Home equity — Other	507	535	(28)	7		9		12	12
Marine	1,654	1,766	(112)	10		14		31	31
RV and other consumer	111	125	(14)	1		1		—	1

Total consumer loans	2,272	2,426	(154)	18		24		43	44

Total exit loans in loan portfolio	$3,899	$4,217	$(318)	$26		$22		$103	$119

Discontinued operations — education lending business (not included in exit loans above)(b)	$5,715	$5,812	$(97)	$19		$25		$19	$23

(a)	Includes the business aviation, commercial vehicle, office products, construction and industrial leases, and Canadian lease financing portfolios; and all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts.

(c)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 36 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2011, total commitments and loans outstanding in this sector have increased by $390 million and $409 million, respectively, and have increased by $4.2 billion and $3.3 billion, respectively, from March 31, 2011.

Figure 36. Commercial, Financial and Agricultural Loans

				Nonperforming Loans
March 31, 2012 dollars in millions	Total Commitments	(a)	Loans Outstanding	Amount	Percent of Loans Outstanding

Industry classification:
Services	$9,160		$4,688	$26	.6%
Manufacturing	8,463		3,523	45	1.3
Public utilities	4,847		1,178	—	—
Financial services	3,860		1,922	1	.1
Wholesale trade	3,255		1,514	7	.5
Retail trade	2,041		828	3	.4
Mining	1,691		610	3	.5
Dealer floor plan	1,350		932	23	2.5
Property management	1,263		699	10	1.4
Transportation	1,144		750	11	1.5
Building contractors	1,118		429	21	4.9
Agriculture/forestry/fishing	957		576	16	2.8
Public administration	496		284	—	—
Insurance	480		106	—	—
Communications	369		199	—	—
Individuals	3		2	—	—
Other	1,706		1,547	2	.1

Total	$42,203		$19,787	$168	.8%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.

The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 37. Loans placed on non-accrual declined nearly $121 million during the first quarter of 2012 as compared to the first quarter of 2011, as market liquidity continued to improve.

Figure 37. Summary of Changes in Nonperforming Loans from Continuing Operations

	2012	2011
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$727	$788	$842	$885	$1,068
Loans placed on nonaccrual status	214	230	292	410	335
Charge-offs	(132)	(149)	(157)	(177)	(232)
Loans sold	(27)	(28)	(16)	(11)	(74)
Payments	(65)	(70)	(125)	(156)	(114)
Transfers to OREO	(15)	(12)	(11)	(6)	(12)
Transfers to nonperforming loans held for sale	—	(19)	(24)	(15)	(39)
Transfers to other nonperforming assets	—	(4)	(3)	—	(2)
Loans returned to accrual status	(36)	(9)	(10)	(88)	(45)

Balance at end of period	$666	$727	$788	$842	$885

The types of activity that caused the change in our nonperforming loans held for sale during each of the last five quarters are summarized in Figure 38.

Figure 38. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2012	2011
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$46	$42	$42	$86	$106
Transfers in	—	19	24	15	39
Net advances / (payments)	(1)	(3)	(5)	(13)	(20)
Loans sold	(1)	(11)	(5)	(37)	(38)
Transfers to OREO	—	(1)	(19)	(5)	—
Valuation adjustments	(1)	—	(1)	(4)	(1)
Loans returned to accrual status / other	(19)	—	6	—	—

Balance at end of period	$24	$46	$42	$42	$86

Factors that contributed to the change in our OREO during each of the last five quarters are summarized in Figure 39. As shown in this figure, the decrease in the first quarter of 2012 as compared to the first quarter of 2011 was primarily attributable to a decrease in properties acquired through foreclosure or voluntary transfer from the borrower.

Figure 39. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2012	2011
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$65	$63	$52	$97	$129
Properties acquired — nonperforming loans	15	13	30	11	12
Valuation adjustments	(7)	(4)	(3)	(7)	(11)
Properties sold	(12)	(7)	(16)	(49)	(33)

Balance at end of period	$61	$65	$63	$52	$97

Operational risk management

Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error or malfeasance, inadequate or failed internal processes and systems, and external events. These events include, among other things, threats to our cybersecurity, as we are reliant upon information systems and the internet to conduct our business activities.

Operational risk also encompasses compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices, and ethical standards. Due to the passage of the Dodd-Frank Act, large financial companies like Key will be subject to heightened prudential standards and regulation due to their systemic importance. This heightened level of regulation will increase our operational risk. We have created work teams to respond to and analyze the regulatory requirements that will be promulgated as a result of the enactment of the Dodd-Frank Act. Resulting operational risk losses and/or additional regulatory compliance costs could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities.

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

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical: not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 113 of our 2011 Annual Report on

Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance.

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

We rely heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan and lease losses; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 122 through 124 of our 2011 Annual Report on Form 10-K.

At March 31, 2012, $17.3 billion, or 20%, of our total assets were measured at fair value on a recurring basis. Approximately 96% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At March 31, 2012, $1.5 billion, or 2%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

During the first quarter of 2012, $172 million, or .2%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 17% of these assets were classified as Level 1 or Level 2. At March 31, 2012, there were no liabilities measured at fair value on a nonrecurring basis.

In addition, the education lending securitization trusts assets and liabilities were included on the balance sheet at March 31, 2012 at fair value, in the amount of $2.7 billion and $2.5 billion, respectively, as a result of their consolidation on January 1, 2010. During the third quarter of 2011, we determined that the $45 million cumulative effect adjustment made related to the consolidation of these trusts on January 1, 2010 was incorrect. Further information regarding this error and its correction is provided in Note 11 (“Acquisition and Discontinued Operations”).

During the first three months of 2012, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 40.

Figure 40. European Sovereign and Non-sovereign Debt Exposures

March 31, 2012 in millions	Short- and Long- Term Commercial Total	(a)	Foreign Exchange and Derivatives with Collateral	(b)	Net Exposure

France:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		$(10)		$(10)
Non-sovereign non-financial institutions	$85		—		85

Total	85		(10)		75
Germany:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	442		—		442

Total	442		—		442
Greece:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Iceland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Ireland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	10		—		10

Total	10		—		10
Italy:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	37		—		37

Total	37		—		37
Netherlands:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		12		12
Non-sovereign non-financial institutions	289		—		289

Total	289		12		301
Portugal:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Spain:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	53		—		53

Total	53		—		53
Switzerland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		3		3
Non-sovereign non-financial institutions	147		—		147

Total	147		3		150
United Kingdom:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		1		1
Non-sovereign non-financial institutions	243		—		243

Total	243		1		244
Other Europe: (c)
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	69		—		69

Total	69		—		69
Total Europe:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		6		6
Non-sovereign non-financial institutions	1,375		—		1,375

Total	$1,375		$6		$1,381

(a)	This represents our outstanding leases.

(b)	These represent contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)	Other Europe consists of the following countries: Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 80% of our exposure in other Europe is in Belgium, Finland and Sweden.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information presented in the “Market risk management” section of the Management’s Discussion & Analysis of Financial Condition & Results of Operations is incorporated herein by reference.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2012, KeyCorp and its subsidiaries and its employees, directors and officers are defendants or putative defendants in a variety of legal proceedings, in the form of regulatory/government investigations as well as private, civil litigation and arbitration proceedings. The private, civil litigations range from individual actions involving a single plaintiff to putative class action lawsuits. Investigations involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These legal proceedings are at varying stages of adjudication, arbitration or investigation and involve a variety of claims (including common law tort, contract claims, securities, ERISA, and consumer protection claims). At times, these legal proceedings present novel claims or legal theories.

On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For those matters where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we have not accrued legal reserves, consistent with applicable accounting guidance. Because the outcome of legal proceedings is inherently uncertain, based on information currently available to us, advice of counsel, and the availability of insurance coverage and indemnification from third parties, we believe that our established reserves are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter or a combination of matters, may be material to our results of operation for a particular period, depending upon the size of the loss or our income for that particular period.

The information presented in the Legal Proceedings section of Note 12 (“Contingent Liabilities and Guarantees”) of the Notes to our Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

For a discussion of certain risk factors affecting us, see Part 1, Item 1A: Risk Factors, on pages 13-29 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and our disclosure regarding the Forward-looking Statements in this Form 10-Q.

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

In the past, we have periodically repurchased Common Shares in the open market or through privately negotiated transactions under a repurchase program authorized by our Board of Directors. At its March 2012 meeting, our Board authorized the purchase in the open market or through privately negotiated transactions of up to $312 million of our Common Shares. This authorization was expressly in addition to any amounts remaining under preexisting authority. Pursuant to our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve, KeyCorp has authority to purchase up to $344 million of our Common Shares, including $312 million for general repurchase and up to $32 million for repurchase in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common share repurchases under the current authorization commenced in April 2012 and are expected to be executed on through the first quarter of 2013.

The following table summarizes Key’s repurchases of its Common Shares for the three months ended March 31, 2012.

Calendar month	Total number of shares repurchased	(a)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b)	Maximum number of shares that may yet be purchased under the plans or programs	(b)

January 1 - 31	—		—	—		13,922,496
February 1 - 29	10,905		$7.96	—		13,922,496
March 1 - 31	476,689		7.94	—		50,628,378	(c)

Total	487,594		$7.94	—

(a)	Represents Common Shares deemed surrendered by employees in connection with Key’s stock compensation and benefit plans to satisfy tax obligations.

(b)	During the first quarter of 2012, Key did not make any repurchases pursuant to any publicly announced plan or program to repurchase its Common Shares. Common Shares deemed surrendered by employees in connection with Key’s stock compensation plans are not part of any publicly announced repurchase program.

(c)	Calculated based on the closing price of KeyCorp Common Shares on March 30, 2012 at $8.50.

Item 6. Exhibits

10.1	Form of Change of Control Agreement (Tier 2 executive officers), dated April 15, 2012.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Date: May 3, 2012
By: Robert L. Morris
Chief Accounting Officer