Form 10-Q
period 2012-06-30
KEYCORP /NEW/
filed 2012-08-02
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	943,463,119 Shares
(Title of class)	(Outstanding at July 31, 2012)

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation”), that begins on page 10.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

in millions, except per share data	June 30, 2012	December 31, 2011	June 30, 2011

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$717	$694	$853
Short-term investments	2,216	3,519	4,563
Trading account assets	679	623	769
Securities available for sale	13,205	16,012	18,680
Held-to-maturity securities (fair value: $4,396, $2,133 and $19)	4,352	2,109	19
Other investments	1,186	1,163	1,195
Loans, net of unearned income of $1,155, $1,388 and $1,460	49,605	49,575	47,840
Less: Allowance for loan and lease losses	888	1,004	1,230

Net loans	48,717	48,571	46,610
Loans held for sale	656	728	381
Premises and equipment	931	944	919
Operating lease assets	318	350	453
Goodwill	917	917	917
Other intangible assets	15	17	19
Corporate-owned life insurance	3,285	3,256	3,208
Derivative assets	818	945	900
Accrued income and other assets (including $91 of consolidated LIHTC guaranteed funds VIEs, see Note 9)(a)	2,978	3,077	2,968
Discontinued assets (including $2,611 of consolidated education loan securitization trust VIEs (see Note 9) and $73 of loans in portfolio at fair value)(a)	5,533	5,860	6,328

Total assets	$86,523	$88,785	$88,782

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$28,957	$27,954	$26,277
Savings deposits	2,103	1,962	1,973
Certificates of deposit ($100,000 or more)	3,669	4,111	4,939
Other time deposits	5,385	6,243	7,167

Total interest-bearing	40,114	40,270	40,356
Noninterest-bearing	21,435	21,098	19,318
Deposits in foreign office — interest-bearing	618	588	736

Total deposits	62,167	61,956	60,410
Federal funds purchased and securities sold under repurchase agreements	1,716	1,711	1,668
Bank notes and other short-term borrowings	362	337	511
Derivative liabilities	763	1,026	991
Accrued expense and other liabilities	1,417	1,763	1,518
Long-term debt	7,521	9,520	10,997
Discontinued liabilities (including $2,401 of consolidated education loan securitization trust VIEs at fair value, see Note 9)(a)	2,401	2,550	2,950

Total liabilities	76,347	78,863	79,045

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839 and 2,904,839 shares	291	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905 and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	4,120	4,194	4,191
Retained earnings	6,595	6,246	5,926
Treasury stock, at cost (71,496,550, 63,962,113 and 63,147,538)	(1,796)	(1,815)	(1,815)
Accumulated other comprehensive income (loss)	(72)	(28)	109

Key shareholders’ equity	10,155	9,905	9,719
Noncontrolling interests	21	17	18

Total equity	10,176	9,922	9,737

Total liabilities and equity	$86,523	$88,785	$88,782

(a)	The assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2012	2011	2012	2011

INTEREST INCOME
Loans	$518	$551	$1,054	$1,121
Loans held for sale	5	3	10	7
Securities available for sale	105	149	221	315
Held-to-maturity securities	17	1	29	1
Trading account assets	5	9	11	16
Short-term investments	2	1	3	2
Other investments	10	12	18	24

Total interest income	662	726	1,346	1,486

INTEREST EXPENSE
Deposits	71	100	148	210
Federal funds purchased and securities sold under repurchase agreements	1	2	2	3
Bank notes and other short-term borrowings	2	3	4	6
Long-term debt	50	57	101	106

Total interest expense	124	162	255	325

NET INTEREST INCOME	538	564	1,091	1,161
Provision (credit) for loan and lease losses	21	(8)	63	(48)

Net interest income (expense) after provision for loan and lease losses	517	572	1,028	1,209

NONINTEREST INCOME
Trust and investment services income	102	113	211	223
Service charges on deposit accounts	70	69	138	137
Operating lease income	20	32	42	67
Letter of credit and loan fees	56	47	110	102
Corporate-owned life insurance income	30	28	60	55
Net securities gains (losses)(a)	—	2	—	1
Electronic banking fees	19	33	36	63
Gains on leased equipment	36	5	63	9
Insurance income	11	14	23	29
Net gains (losses) from loan sales	32	11	54	30
Net gains (losses) from principal investing	24	17	59	52
Investment banking and capital markets income (loss)	37	42	80	85
Other income	48	41	81	58

Total noninterest income	485	454	957	911

NONINTEREST EXPENSE
Personnel	389	380	774	751
Net occupancy	62	62	126	127
Operating lease expense	15	25	32	53
Computer processing	43	42	84	84
Business services and professional fees	51	44	89	82
FDIC assessment	8	9	16	38
OREO expense, net	7	(3)	13	7
Equipment	27	26	53	52
Marketing	17	10	30	20
Provision (credit) for losses on lending-related commitments	6	(12)	6	(16)
Other expense	89	97	194	183

Total noninterest expense	714	680	1,417	1,381

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	288	346	568	739
Income taxes	57	94	132	205

INCOME (LOSS) FROM CONTINUING OPERATIONS	231	252	436	534
Income (loss) from discontinued operations, net of taxes of $6, ($6), $3 and ($12) (see Note 11)	10	(9)	5	(20)

NET INCOME (LOSS)	241	243	441	514
Less: Net income (loss) attributable to noncontrolling interests	5	3	5	11

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$236	$240	$436	$503

Income (loss) from continuing operations attributable to Key common shareholders	$221	$243	$420	$427
Net income (loss) attributable to Key common shareholders	231	234	425	407

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.26	$.44	$.47
Income (loss) from discontinued operations, net of taxes	.01	(.01)	.01	(.02)
Net income (loss) attributable to Key common shareholders	.24	.25	.45	.44

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.26	$.44	$.46
Income (loss) from discontinued operations, net of taxes	.01	(.01)	.01	(.02)
Net income (loss) attributable to Key common shareholders (c)	.24	.25	.45	.44

Cash dividends declared per common share	$.05	$.03	$.08	$.04
Weighted-average common shares outstanding (000) (b)	944,648	947,565	946,995	914,911
Weighted-average common shares and potential common shares outstanding (000)	948,087	952,133	951,029	920,162

(a)	For the three months ended June 30, 2012 and 2011, we did not have any impairment losses related to securities.

(b)	Assumes conversion of stock options and/or Preferred Series A, as applicable.

(c)	EPS may not foot due to rounding.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
in millions	2012	2011	2012	2011

Net income (loss)	$241	$243	$441	$514
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($25), $73, ($31), and $61	(42)	123	(53)	103
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($2), $9, $5, and $4	(4)	15	8	7
Foreign currency translation adjustments	(10)	4	(4)	13
Net pension and postretirement benefit costs, net of income taxes	3	2	5	3

Other comprehensive income (loss), net of tax:	188	387	397	640
Net contribution to (distribution from) noncontrolling interests	4	(254)	4	(239)

Total comprehensive income (loss) attributable to Key	$192	$133	$401	$401

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Common Stock Warrant	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

BALANCE AT DECEMBER 31, 2010	2,930	880,608	$2,737	$946	$87	$3,711	$5,557	$(1,904)	$(17)	$257
Net income (loss)							503			11
Net unrealized gains (losses) on securities available for sale, net of income taxes of $61									103
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $4									7
Net distribution to noncontrolling interests										(250)
Foreign currency translation adjustments									13
Net pension and postretirement benefit costs, net of income taxes									3
Deferred compensation						(2)
Cash dividends declared on common shares ($.04 per share)							(38)
Cash dividends declared on Noncumulative Series A Preferred Stock ($3.875 per share)							(12)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(31)
Series B Preferred Stock - TARP redemption	(25)		(2,451)				(49)
Repurchase of common stock warrant					(87)	17
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares issuance		70,621		71		533
Common shares reissued for stock options and other employee benefit plans		2,593				(68)		89
Other			1

BALANCE AT JUNE 30, 2011	2,905	953,822	$291	$1,017	—	$4,191	$5,926	$(1,815)	$109	$18

BALANCE AT DECEMBER 31, 2011	2,905	953,008	$291	$1,017	—	$4,194	$6,246	$(1,815)	$(28)	$17
Net income (loss)							436			5
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($31)									(53)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $5									8
Net distribution from noncontrolling interests										(1)
Foreign currency translation adjustments									(4)
Net pension and postretirement benefit costs, net of income taxes									5
Deferred compensation						8
Cash dividends declared on common shares ($.08 per share)							(76)
Cash dividends declared on Noncumulative Series A Preferred Stock ($3.875 per share)							(11)
Common shares repurchased		(10,468)						(82)
Common shares reissued (returned) for stock options and other employee benefit plans		2,933				(82)		101

BALANCE AT JUNE 30, 2012	2,905	945,473	$291	$1,017	—	$4,120	$6,595	$(1,796)	$(72)	$21

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
in millions	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$441	$514
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	63	(48)
Depreciation and amortization expense	119	143
FDIC (payments) net of FDIC expense	13	35
Deferred income taxes (benefit)	38	157
Net losses (gains) and writedown on OREO	12	5
Provision (credit) for customer derivative losses	1	(12)
Net losses (gains) from loan sales	(54)	(30)
Net losses (gains) from principal investing	(59)	(52)
Provision (credit) for losses on lending-related commitments	6	(16)
(Gains) losses on leased equipment	(63)	(9)
Net securities losses (gains)	—	(1)
Net decrease (increase) in loans held for sale excluding loan transfers from continuing operations	(5)	140
Net decrease (increase) in trading account assets	(57)	216
Other operating activities, net	(220)	412

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	235	1,454
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments	1,303	(3,219)
Purchases of securities available for sale	(10)	(619)
Proceeds from sales of securities available for sale	—	1,587
Proceeds from prepayments and maturities of securities available for sale	2,733	2,448
Proceeds from prepayments and maturities of held-to-maturity securities	238	—
Purchases of held-to-maturity securities	(2,481)	(2)
Purchases of other investments	(39)	(104)
Proceeds from sales of other investments	3	43
Proceeds from prepayments and maturities of other investments	72	41
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(217)	1,775
Proceeds from loan sales	135	94
Purchases of premises and equipment	(53)	(74)
Proceeds from sales of premises and equipment	1	—
Proceeds from sales of other real estate owned	45	94

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,730	2,064
FINANCING ACTIVITIES
Net increase (decrease) in deposits	211	(200)
Net increase (decrease) in short-term borrowings	30	(1,017)
Net proceeds from issuance of long-term debt	4	1,020
Payments on long-term debt	(2,019)	(684)
Repurchase of Treasury Shares	(82)	—
Net proceeds from issuance of common shares	—	604
Net proceeds from reissuance of common shares	1	—
Series B Preferred Stock - TARP redemption	—	(2,500)
Repurchase of common stock warrant	—	(70)
Cash dividends paid	(87)	(96)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,942)	(2,943)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	23	575
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	694	278

CASH AND DUE FROM BANKS AT END OF PERIOD	$717	$853

Additional disclosures relative to cash flows:
Interest paid	$249	$317
Income taxes paid (refunded)	26	(319)
Noncash items:
Loans transferred to portfolio from held for sale	$93	—
Loans transferred to held for sale from portfolio	16	$54
Loans transferred to other real estate owned	21	23

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

References to our “2011 Annual Report on Form 10-K” refer to our Annual Report on Form 10-K for the year ended December 31, 2011, that has been filed with the U.S. Securities and Exchange Commission and is available on its website (www.sec.gov) or on our website (www.key.com/ir).

ABO: Accumulated benefit obligation.	N/A: Not applicable.
AICPA: American Institute of Certified Public Accountants.	NASDAQ: National Association of Securities Dealers
ALCO: Asset/Liability Management Committee.	Automated Quotation System.
ALLL: Allowance for loan and lease losses.	N/M: Not meaningful.
A/LM: Asset/liability management.	NOW: Negotiable Order of Withdrawal.
AOCI: Accumulated other comprehensive income (loss).	NPR: Notice of proposed rulemaking.
APBO: Accumulated postretirement benefit obligation.	NYSE: New York Stock Exchange.
Austin: Austin Capital Management, Ltd.	OCC: Office of the Comptroller of the Currency.
BHCs: Bank holding companies.	OCI: Other comprehensive income (loss).
CCAR: Comprehensive Capital Analysis and Review.	OREO: Other real estate owned.
CMO: Collateralized mortgage obligation.	OTTI: Other-than-temporary impairment.
Common Shares: Common Shares, $1 par value.	QSPE: Qualifying special purpose entity.
CPP: Capital Purchase Program of the U.S. Treasury.	PBO: Projected Benefit Obligation.
DIF: Deposit Insurance Fund.	S&P: Standard and Poor’s Ratings Services, a Division of The
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	McGraw-Hill Companies, Inc.
Consumer Protection Act of 2010.	SCAP: Supervisory Capital Assessment Program administered
ERISA: Employee Retirement Income Security Act of 1974.	by the Federal Reserve.
ERM: Enterprise risk management.	SEC: U.S. Securities & Exchange Commission.
EVE: Economic value of equity.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
FASB: Financial Accounting Standards Board.	Perpetual Convertible Preferred Stock, Series A.
FDIC: Federal Deposit Insurance Corporation.	Series B Preferred Stock: KeyCorp’s Fixed-Rate Cumulative
Federal Reserve: Board of Governors of the Federal Reserve	Perpetual Preferred Stock, Series B issued to the U.S. Treasury
System.	under the CPP.
FHLMC: Federal Home Loan Mortgage Corporation.	SILO: Sale in, lease out transaction.
FNMA: Federal National Mortgage Association.	SPE: Special purpose entity.
FVA: Fair Value of pension plan assets.	TAG: Transaction Account Guarantee program of the FDIC.
GAAP: U.S. generally accepted accounting principles.	TARP: Troubled Asset Relief Program.
GNMA: Government National Mortgage Association.	TDR: Troubled debt restructuring.
IRS: Internal Revenue Service.	TE: Taxable equivalent.
ISDA: International Swaps and Derivatives Association.	TLGP: Temporary Liquidity Guarantee Program of the FDIC.
KAHC: Key Affordable Housing Corporation.	U.S. Treasury: United States Department of the Treasury.
LIBOR: London Interbank Offered Rate.	VAR: Value at risk.
LIHTC: Low-income housing tax credit.	VEBA: Voluntary Employee Beneficiary Association.
LILO: Lease in, lease out transaction.	VIE: Variable interest entity.
Moody’s: Moody’s Investor Services, Inc.	XBRL: eXtensible Business Reporting Language.

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

We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K. See Note 11 (“Acquisition and Discontinued Operations”) for further information regarding an error correction that was made during the third quarter of 2011.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.

On August 1, 2012, we announced certain new strategic actions to further strengthen our consumer and commercial payments businesses. We have acquired Key-branded credit card assets from Elan Financial Services and will begin to self-issue credit cards. The acquired credit card portfolio of approximately 400,000 consumer and business accounts is comprised of current and former Key clients and has approximately $725 million in credit card assets. We also announced that we entered into a new third party processing agreement with Elavon, Inc. This new agreement continues the legacy arrangement with Elavon while providing Key the opportunity to more fully integrate merchant processing services into our overall payment solutions for business clients. This new arrangement with Elavon is expected to become effective in the first half of 2013.

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

Accounting Guidance Adopted in 2012

Fair value measurement. In May 2011, the FASB issued accounting guidance that changed the wording used to describe many of the current accounting requirements for measuring fair value and disclosing information about fair value measurements. This accounting guidance clarified the FASB’s intent about the application of existing fair value measurement requirements. It was effective for the interim and annual periods beginning on or after December 15, 2011 (effective January 1, 2012, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations. As required by this accounting guidance, additional information regarding the classification is provided in Note 5 (“Fair Value Measurements”).

Presentation of comprehensive income. In June 2011, the FASB issued new accounting guidance that required all nonowner changes in shareholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new accounting guidance did not change any of the components currently recognized in net income or comprehensive income. It was effective for public entities for interim and annual periods beginning after December 15, 2011 (effective January 1, 2012, for us) as well as interim and annual periods thereafter. As required by this accounting guidance, Consolidated Statements of Comprehensive Income (Unaudited) are now included as part of our financial statements.

Testing goodwill for impairment. In September 2011, the FASB issued new accounting guidance that simplified how an entity tests goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. This accounting guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (effective January 1, 2012, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Repurchase agreements. In April 2011, the FASB issued accounting guidance that changed the accounting for repurchase agreements and other similar arrangements by eliminating the collateral maintenance requirement when assessing effective control in these transactions. This change could result in more of these transactions being accounted for as secured borrowings instead of sales. This accounting guidance was effective for new transactions and transactions modified on or after the first interim or annual period beginning after December 15, 2011 (effective January 1, 2012, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations since we do not account for these types of arrangements as sales.

Accounting Guidance Pending Adoption at June 30, 2012

Testing indefinite-lived intangible assets for impairment. In July 2012, the FASB issued new accounting guidance that simplifies how an entity tests indefinite-lived intangible assets other than goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether further testing for impairment of indefinite-lived intangible assets other than goodwill is required. This accounting guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013, for us). Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Offsetting disclosures. In December 2011, the FASB issued new accounting guidance that requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on the entity’s financial position. This new accounting guidance will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (effective January 1, 2013, for us).

2. Earnings Per Common Share

Our basic and diluted earnings per Common Share are calculated as follows:

		Three months ended June 30,		Six months ended June 30,
	dollars in millions, except per share amounts	2012	2011	2012	2011

	EARNINGS
	Income (loss) from continuing operations	$231	$252	$436	$534
Less:	Net income (loss) attributable to noncontrolling interests	5	3	5	11

	Income (loss) from continuing operations attributable to Key	226	249	431	523
Less:	Dividends on Series A Preferred Stock	5	6	11	12
	Cash dividends on Series B Preferred Stock (b)	—	—	—	31
	Amortization of discount on Series B Preferred Stock(b)	—	—	—	53

	Income (loss) from continuing operations attributable to Key common shareholders	221	243	420	427
	Income (loss) from discontinued operations, net of taxes(a)	10	(9)	5	(20)

	Net income (loss) attributable to Key common shareholders	$231	$234	$425	$407

	WEIGHTED-AVERAGE COMMON SHARES
	Weighted-average common shares outstanding (000)	944,648	947,565	946,995	914,911
	Effect of dilutive convertible preferred stock, common share options and other stock awards (000)	3,439	4,568	4,034	5,251

	Weighted-average common shares and potential common shares outstanding (000)	948,087	952,133	951,029	920,162

	EARNINGS PER COMMON SHARE

	Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.26	$.44	$.47
	Income (loss) from discontinued operations, net of taxes (a)	.01	(.01)	.01	(.02)
	Net income (loss) attributable to Key common shareholders(c)	.24	.25	.45	.44

	Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.23	$.26	$.44	$.46
	Income (loss) from discontinued operations, net of taxes (a)	.01	(.01)	.01	(.02)
	Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.24	.25	.45	.44

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of these decisions, we have accounted for these businesses as discontinued operations. The income from discontinued operations for the quarter ended June 30, 2012, and the six months ended June 30, 2012, was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	Includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(c)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

	June 30,	December 31,	June 30,
in millions	2012	2011	2011

Commercial, financial and agricultural	$20,386	$19,378	$16,883
Commercial real estate:
Commercial mortgage	7,409	8,037	8,069
Construction	1,172	1,312	1,631

Total commercial real estate loans	8,581	9,349	9,700
Commercial lease financing	5,636	6,055	6,105

Total commercial loans	34,603	34,782	32,688
Residential — prime loans:
Real estate — residential mortgage	2,016	1,946	1,838
Home equity:
Key Community Bank	9,601	9,229	9,431
Other	479	535	595

Total home equity loans	10,080	9,764	10,026

Total residential — prime loans	12,096	11,710	11,864
Consumer other — Key Community Bank	1,263	1,192	1,157
Consumer other:
Marine	1,542	1,766	1,989
Other	101	125	142

Total consumer other	1,643	1,891	2,131

Total consumer loans	15,002	14,793	15,152

Total loans (a)	$49,605	$49,575	$47,840

(a)	Excluded at June 30, 2012, December 31, 2011, and June 30, 2011, are loans in the amount of $5.5 billion, $5.8 billion and $6.3 billion, respectively, related to the discontinued operations of the education lending business.

Our loans held for sale are summarized as follows:

	June 30,	December 31,	June 30,
in millions	2012	2011	2011

Commercial, financial and agricultural	$18	$19	$80
Real estate — commercial mortgage	523	567	198
Real estate — construction	12	35	39
Commercial lease financing	13	12	6
Real estate — residential mortgage	90	95	58

Total loans held for sale	$656	$728	$381

Our quarterly summary of changes in loans held for sale as follows:
	June 30,	December 31,	June 30,
in millions	2012	2011	2011

Balance at beginning of the period	$511	$479	$426
New originations	1,308	1,235	914
Transfers from held to maturity, net	7	19	16
Loan sales	(1,165)	(932)	(1,039)
Loan draws (payments), net	(4)	(72)	73
Transfers to OREO / valuation adjustments	(1)	(1)	(9)

Balance at end of perod	$656	$728	$381

4. Asset Quality

We manage our exposure to credit risk by closely monitoring loan performance trends and general economic conditions. A key indicator of the potential for future credit losses is the level of nonperforming assets and past due loans.

Our nonperforming assets and past due loans were as follows:

	June 30,	December 31,	June 30,
in millions	2012	2011	2011

Total nonperforming loans (a)	$657	$727	$842
Nonperforming loans held for sale	38	46	42
OREO	28	65	52
Other nonperforming assets	28	21	14

Total nonperforming assets	$751	$859	$950

Restructured loans included in nonperforming loans (b)	$163	$191	$144
Restructured loans with an allocated specific allowance (c)	71	50	19
Specifically allocated allowance for restructured loans (d)	34	10	5

Accruing loans past due 90 days or more	$131	$164	$118
Accruing loans past due 30 through 89 days	362	441	465

(a)	Includes $36 million of performing home equity second liens at June 30, 2012, that are: subordinate to first liens that are 120 days or more past due; in foreclosure; or when the first mortgage delinquency timeframe is unknown. Such second liens are now being reported as nonperforming loans based upon regulatory guidance issued in January, 2012. This policy related to the classification of second lien home equity loans was implemented prospectively, and therefore prior periods were not presented.

(b)	A loan is “restructured” (i.e., TDRs) when the borrower is experiencing financial difficulty and we grant a concession that we would not otherwise have considered to improve the collectability of the loan. Typical concessions include: reducing the interest rate, extending the maturity date, or reducing the principal balance.

(c)	Included in individually impaired loans allocated a specific allowance.

(d)	Included in allowance for individually evaluated impaired loans.

At June 30, 2012, the approximate carrying amount of our commercial nonperforming loans outstanding represented 59% of their original contractual amount, total nonperforming loans outstanding represented 70% of their original contractual amount owed, and nonperforming assets in total were carried at 64% of their original contractual amount.

At June 30, 2012, our twenty largest nonperforming loans totaled $220 million, representing 33% of total loans on nonperforming status from continuing operations. At June 30, 2011, the twenty largest nonperforming loans totaled $276 million, representing 33% of total loans on nonperforming status.

The amount by which nonperforming loans and loans held for sale reduced expected interest income was $12 million for the six months ended June 30, 2012, and $31 million for the year ended December 31, 2011.

The following tables set forth a further breakdown of individually impaired loans as of June 30, 2012, December 31, 2011 and June 30, 2011:

			Unpaid			Average
June 30, 2012	Recorded		Principal		Specific	Recorded
in millions	Investment	(a)	Balance	(b)	Allowance	Investment

With no related allowance recorded:
Commercial, financial and agricultural	$59		$142		—	$68
Commercial real estate:
Commercial mortgage	112		199		—	113
Construction	51		204		—	49

Total commercial real estate loans	163		403		—	162

Total commercial loans with no related allowance recorded	222		545		—	230

Real estate — residential mortgage	1		1		—	1

Total consumer loans	1		1		—	1

Total loans with no related allowance recorded	223		546		—	231

With an allowance recorded:
Commercial, financial and agricultural	43		53		$12	46
Commercial real estate:
Commercial mortgage	56		98		15	63
Construction	4		4		3	4

Total commercial real estate loans	60		102		18	67

Total commercial loans with an allowance recorded	103		155		30	113

Real estate — residential mortgage	16		17		2	8

Home equity:
Key Community Bank	11		11		3	6
Other	6		6		1	3

Total home equity loans	17		17		4	9

Consumer other — Key Community Bank	2		2		1	1
Consumer other:
Marine	50		50		11	25
Other	—		—		—	—

Total consumer other	50		50		11	25

Total consumer loans	85		86		18	43

Total loans with an allowance recorded	188		241		48	156

Total	$411		$787		$48	$387

(a)

The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

			Unpaid			Average
December 31, 2011	Recorded		Principal		Specific	Recorded
in millions	Investment	(a)	Balance	(b)	Allowance	Investment

With no related allowance recorded:
Commercial, financial and agricultural	$88		$195		—	$75
Commercial real estate:
Commercial mortgage	100		240		—	131
Construction	30		113		—	98

Total commercial real estate loans	130		353		—	229

Total loans with no related allowance recorded	218		548		—	304

With an allowance recorded:
Commercial, financial and agricultural	62		70		$26	75
Commercial real estate:
Commercial mortgage	96		115		21	91
Construction	12		18		4	29

Total commercial real estate loans	108		133		25	120

Total loans with an allowance recorded	170		203		51	201

Total	$388		$751		$51	$505

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

			Unpaid			Average
June 30, 2011	Recorded		Principal		Specific	Recorded
in millions	Investment	(a)	Balance	(b)	Allowance	Investment

With no related allowance recorded:
Commercial, financial and agricultural	$116		$217		—	$89
Commercial real estate:
Commercial mortgage	123		207		—	143
Construction	83		226		—	124

Total commercial real estate loans	206		433		—	267

Total loans with no related allowance recorded	322		650		—	356

With an allowance recorded:
Commercial, financial and agricultural	43		71		$14	66
Commercial real estate:
Commercial mortgage	89		174		21	88
Construction	34		73		11	39

Total commercial real estate loans	123		247		32	127
Commercial lease financing	—		—		—	6

Total loans with an allowance recorded	166		318		46	199

Total	$488		$968		$46	$555

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the six months ended June 30, 2012 and 2011, interest income recognized on the outstanding balances of accruing impaired loans totaled $2 million for each period presented.

At June 30, 2012, aggregate restructured loans (accrual, nonaccrual and held-for-sale loans) totaled $274 million, compared to $276 million at December 31, 2011, and $252 million at June 30, 2011. We added $109 million in restructured loans during the first six months of 2012, which were partially offset by $111 million in payments and charge-offs.

A further breakdown of restructured loans (TDRs) included in nonperforming loans by loan category as of June 30, 2012, follows:

			Pre-modification		Post-modification
			Outstanding		Outstanding
June 30, 2012	Number		Recorded		Recorded
dollars in millions	of loans		Investment		Investment

LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	95	$	108	$	59
Commercial real estate:
Real estate — commercial mortgage	16		47		31
Real estate — construction	11		60		43

Total commercial real estate loans	27		107		74

Total commercial loans	122		215		133
Real estate — residential mortgage	56		7		7
Home equity:
Key Community Bank	50		4		4
Other	74		2		1

Total home equity loans	124		6		5
Consumer other — Key Community Bank	11		1		1
Consumer other:
Marine	139		17		17
Other	11		1		—

Total consumer other	150		18		17

Total consumer loans	341		32		30

Total nonperforming TDRs	463		247		163

Prior-year accruing (a)
Commercial, financial and agricultural	115		8		6
Commercial real estate:
Real estate — commercial mortgage	7		71		48
Real estate — construction	1		15		1

Total commercial real estate loans	8		86		49

Total commercial loans	123		94		55
Real estate — residential mortgage	111		11		11
Home equity:
Key Community Bank	88		7		7
Other	101		3		3

Total home equity loans	189		10		10
Consumer other — Key Community Bank	20		1		—
Consumer other:
Marine	135		34		33
Other	53		2		2

Total consumer other	188		36		35

Total consumer loans	508		58		56

Total prior-year accruing TDRs	631		152		111

Total TDRs	1,094	$	399	$	274

(a)	All TDRs that were restructured prior to January 1, 2012 and are fully accruing.

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession to the borrower without commensurate financial, structural, or legal consideration. All commercial and consumer loan TDRs, regardless of size, are evaluated for impairment individually to determine the probable loss content and are assigned a specific loan allowance if deemed appropriate. The financial effects of TDRs are reflected in the components that comprise the allowance for loan and lease losses in either the amount of charge-offs or loan loss provision and appropriately impact the ultimate allowance level.

Commercial and consumer loan TDRs are considered subsequently defaulted at 90 days past due and when they are greater than 60 days past due, respectively, for principal and interest payments. There were no significant commercial or consumer loans that were designated as TDRs during calendar year 2011, for which there was a payment default during the first six months of 2012.

Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our client’s financial needs. A majority of our concessions granted to borrowers are in the form of interest rate reductions. Other concession types include forgiveness of principal and other modifications of loan terms. Consumer loan concessions include Home Affordable Modification Program (“HAMP”) loans of approximately $4 million as of June 30, 2012. These loan concessions have successfully completed the required trial period under HAMP and as a result have been permanently modified and are included in consumer TDRs.

The following table shows the concession types for our commercial accruing and nonaccruing TDRs.

	June 30,	December 31,	June 30,
dollars in millions	2012	2011	2011

Interest rate reduction	$155	$177	$175
Forgiveness of principal	13	23	10
Other modification of loan terms	20	8	6

Total	$188	$208	$191

Total commercial and consumer TDRs (a)	$274	$276	$252
Total commercial TDRs to total commercial loans	.54%	.60%	.58%
Total commercial TDRs to total loans	.38	.42	.40
Total commercial loans	$34,603	$34,782	$32,688
Total loans	49,605	49,575	47,840

(a)	Commitments outstanding to lend additional funds to borrowers whose terms have been modified in TDRs are $45 million, $25 million, and $45 million at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” on page 117 of our 2011 Annual Report on Form 10-K. Pursuant to regulatory guidance issued in January 2012, the above-mentioned policy for nonperforming loans was revised effective for the second quarter of 2012. As of June 30, 2012, any second lien home equity loan with an associated first lien that is: 120 days or more past due; in foreclosure; or when the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan. This policy was implemented prospectively, and, therefore, prior periods were not presented.

At June 30, 2012, approximately $48.5 billion, or 98%, of our total loans are current. At June 30, 2012, total past due loans and nonperforming loans of $1.2 billion represent approximately 2% of total loans.

The following aging analysis as of June 30, 2012 and 2011, of past due and current loans provides further information regarding Key’s credit exposure.

		30-59	60-89	90 and Greater		Total Past Due and
June 30, 2012		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Total
in millions	Current	Due	Due	Due	Loans (a)	Loans	Loans

LOAN TYPE
Commercial, financial and agricultural	$20,148	$60	$13	$24	$141	$238	$20,386
Commercial real estate:
Commercial mortgage	7,182	15	16	24	172	227	7,409
Construction	1,033	12	24	35	68	139	1,172

Total commercial real estate loans	8,215	27	40	59	240	366	8,581
Commercial lease financing	5,581	22	8	7	18	55	5,636

Total commercial loans	$33,944	$109	$61	$90	$399	$659	$34,603

Real estate — residential mortgage	$1,895	$24	$10	$9	$78	$121	$2,016
Home equity:
Key Community Bank	9,361	56	26	17	141	240	9,601
Other	445	10	4	3	17	34	479

Total home equity loans	9,806	66	30	20	158	274	10,080
Consumer other — Key Community Bank	1,237	13	4	7	2	26	1,263
Consumer other:
Marine	1,478	31	10	4	19	64	1,542
Other	95	2	2	1	1	6	101

Total consumer other	1,573	33	12	5	20	70	1,643

Total consumer loans	$14,511	$136	$56	$41	$258	$491	$15,002

Total loans	$48,455	$245	$117	$131	$657	$1,150	$49,605

(a)	Includes $36 million of performing home equity second liens at June 30, 2012, that are subordinate to first liens that are 120 days or more past due; in foreclosure; or when the first mortgage delinquency is unknown. Such second liens are now being reported as nonperforming loans based upon regulatory guidance issued in January 2012.

		30-59	60-89	90 and Greater		Total Past Due and
June 30, 2011		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Total
in millions	Current	Due	Due	Due	Loans	Loans	Loans

LOAN TYPE
Commercial, financial and agricultural	$16,599	$35	$17	$19	$213	$284	$16,883
Commercial real estate:
Commercial mortgage	7,743	34	51	11	230	326	8,069
Construction	1,437	11	24	28	131	194	1,631

Total commercial real estate loans	9,180	45	75	39	361	520	9,700
Commercial lease financing	5,983	20	40	21	41	122	6,105

Total commercial loans	$31,762	$100	$132	$79	$615	$926	$32,688

Real estate — residential mortgage	$1,713	$24	$14	$8	$79	$125	$1,838
Home equity:
Key Community Bank	9,216	66	32	16	101	215	9,431
Other	559	13	7	5	11	36	595

Total home equity loans	9,775	79	39	21	112	251	10,026
Consumer other — Key Community Bank	1,129	14	4	7	3	28	1,157
Consumer other:
Marine	1,898	42	14	3	32	91	1,989
Other	138	2	1	—	1	4	142

Total consumer other	2,036	44	15	3	33	95	2,131

Total consumer loans	$14,653	$161	$72	$39	$227	$499	$15,152

Total loans	$46,415	$261	$204	$118	$842	$1,425	$47,840

The risk characteristic prevalent to both commercial and consumer loans is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Evaluation of this risk is stratified and monitored by the assigned loan risk rating grades for the commercial loan portfolios and the regulatory risk ratings assigned for the consumer loan portfolios. This risk rating stratification assists in the determination of the ALLL. Loan grades are assigned at the time of origination, verified by credit risk management, and periodically reevaluated thereafter.

Most extensions of credit are subject to loan grading or scoring. This risk rating methodology blends our judgment with quantitative modeling. Commercial loans generally are assigned two internal risk ratings. The first rating reflects the probability that the borrower will default on an obligation; the second rating reflects expected recovery rates on the credit facility. Default probability is determined based on, among other factors, the financial strength of the borrower, an assessment of the borrower’s management, the borrower’s competitive position within its industry sector, and our view of industry risk within the context of the general economic outlook. Types of exposure, transaction structure, and collateral, including credit risk mitigants, affect the expected recovery assessment.

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

Credit quality indicators for our commercial and consumer loan portfolios based on bond rating, regulatory classification and payment activity as of June 30, 2012, and June 30, 2011, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

June 30,
in millions

	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b) (c)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

AAA — AA	$165	$100	—	$2	$1	$3	$605	$655	$771	$760
A	680	671	$64	63	1	1	992	1,245	1,737	1,980
BBB — BB	17,652	13,546	5,925	5,553	791	747	3,709	3,590	28,077	23,436
B	868	955	553	941	58	262	197	343	1,676	2,501
CCC — C	1,021	1,611	867	1,510	321	618	133	272	2,342	4,011

Total	$20,386	$16,883	$7,409	$8,069	$1,172	$1,631	$5,636	$6,105	$34,603	$32,688

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

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a) (b)

June 30,
in millions

	Residential — Prime
GRADE	2012	2011

Pass	$11,831	$11,644
Substandard	265	220

Total	$12,096	$11,864

Credit Risk Profile Based on Payment Activity (a) (b)

June 30,	Consumer — Key Community Bank		Consumer — Marine		Consumer — Other		Total
in millions	2012	2011	2012	2011	2012	2011	2012	2011

Performing	$1,261	$1,154	$1,523	$1,957	$100	$141	$2,884	$3,252
Nonperforming	2	3	19	32	1	1	22	36
Total	$1,263	$1,157	$1,542	$1,989	$101	$142	$2,906	$3,288

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans. As of June 30, 2012, any second lien home equity loan with an associated first lien: that is 120 days or more past due; in foreclosure; or when the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan in accordance with regulatory guidance issued in January 2012.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at June 30, 2012 represents our best estimate of the probable credit losses inherent in the loan portfolio at that date

While quantitative modeling factors such as default probability and expected recovery rates are constantly changing as the financial strength of the borrower and overall economic conditions change, there have been no changes to the accounting policies or methodology we used to estimate the ALLL.

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

At June 30, 2012, the ALLL was $888 million, or 1.79% of loans, compared to $1.2 billion, or 2.57% of loans, at June 30, 2011. At June 30, 2012, the ALLL was 135.16% of nonperforming loans compared to 146.08% at June 30, 2011.

A summary of the allowance for loan and lease losses for the periods indicated is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
in millions	2012	2011	2012	2011

Balance at beginning of period — continuing operations	$944	$1,372	$1,004	$1,604
Charge-offs	(131)	(177)	(263)	(409)
Recoveries	54	43	85	82

Net loans charged off	(77)	(134)	(178)	(327)
Provision for loan and lease losses from continuing operations	21	(8)	63	(48)
Foreign currency translation adjustment	—	—	(1)	1

Balance at end of period — continuing operations	$888	$1,230	$888	$1,230

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2011	Provision		Charge-offs	Recoveries	June 30, 2012

Commercial, financial and agricultural	$334	$(12)		$(49)	$31	$304
Real estate — commercial mortgage	272	8		(46)	16	250
Real estate — construction	63	6		(16)	2	55
Commercial lease financing	78	—		(20)	10	68

Total commercial loans	747	2		(131)	59	677
Real estate — residential mortgage	37	—		(13)	2	26
Home equity:
Key Community Bank	103	21		(48)	4	80
Other	29	9		(17)	3	24

Total home equity loans	132	30		(65)	7	104
Consumer other — Key Community Bank	41	10		(20)	3	34
Consumer other:
Marine	46	15		(30)	13	44
Other	1	5		(4)	1	3

Total consumer other:	47	20		(34)	14	47

Total consumer loans	257	60		(132)	26	211

Total ALLL — continuing operations	1,004	62	(a)	(263)	85	888
Discontinued operations	104	6		(39)	8	79

Total ALLL — including discontinued operations	$1,108	$68		$(302)	$93	$967

(a)	Includes $1 million of foreign currency translation adjustment.

in millions	December 31, 2010	Provision		Charge-offs	Recoveries	June 30, 2011

Commercial, financial and agricultural	$485	$(22)		$(93)	$25	$395
Real estate — commercial mortgage	416	(18)		(62)	7	343
Real estate — construction	145	15		(62)	8	106
Commercial lease financing	175	(53)		(26)	11	107

Total commercial loans	1,221	(78)		(243)	51	951
Real estate — residential mortgage	49	7		(17)	2	41
Home equity:
Key Community Bank	120	30		(53)	2	99
Other	57	4		(26)	2	37

Total home equity loans	177	34		(79)	4	136
Consumer other — Key Community Bank	57	9		(23)	4	47
Consumer other:
Marine	89	(14)		(42)	19	52
Other	11	(5)		(5)	2	3

Total consumer other:	100	(19)		(47)	21	55

Total consumer loans	383	31		(166)	31	279

Total ALLL — continuing operations	1,604	(47)	(a)	(409)	82	1,230
Discontinued operations	114	62		(73)	6	109

Total ALLL — including discontinued operations	$1,718	$15		$(482)	$88	$1,339

(a)	Includes $1 million of foreign currency translation adjustment.

Our ALLL decreased by $342 million, or 28%, since the second quarter of 2011. This contraction was associated with the improvement in credit quality of our loan portfolios, which has trended more favorably over the past six quarters. Our asset quality metrics have showed continued improvement and, therefore, resulted in favorable risk rating migration and a reduction in our general allowance. Our general allowance encompasses the application of expected loss rates to our existing loans with similar risk characteristics and an assessment of factors such as changes in economic conditions and changes in credit policies or underwriting standards. Our delinquency trends showed continued improvement during 2011 and the first-half of 2012. We attribute this improvement to a more moderate level of lending activity, more favorable conditions in the capital markets, improvement in client income statements, and continued run off in our exit loan portfolio.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $411 million, with a corresponding allowance of $48 million at June 30, 2012. Loans outstanding collectively evaluated for impairment totaled $49.2 billion, with a corresponding allowance of $840 million at June 30, 2012.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2012 follows:

	Allowance (a)		Outstanding (a)
June 30, 2012	Individually Evaluated for	Collectively Evaluated for			Individually Evaluated for	Collectively Evaluated for
in millions	Impairment	Impairment	Loans		Impairment	Impairment

Commercial, financial and agricultural	$12	$292	$20,386		$102	$20,284
Commercial real estate:
Commercial mortgage	15	235	7,409		168	7,241

Construction	3	52	1,172		55	1,117

Total commercial real estate loans	18	287	8,581		223	8,358
Commercial lease financing	—	68	5,636		—	5,636

Total commercial loans	30	647	34,603		325	34,278
Real estate — residential mortgage	2	24	2,016		17	1,999
Home equity:
Key Community Bank	3	77	9,601		11	9,590
Other	1	23	479		6	473

Total home equity loans	4	100	10,080		17	10,063
Consumer other — Key Community Bank	1	33	1,263		2	1,261
Consumer other:
Marine	11	33	1,542		50	1,492
Other	—	3	101		—	101

Total consumer other	11	36	1,643		50	1,593

Total consumer loans	18	193	15,002		86	14,916

Total ALLL — continuing operations	48	840	49,605		411	49,194
Discontinued operations	—	79	5,483	(b)	—	5,483

Total ALLL — including discontinued operations	$48	$919	$55,088		$411	$54,677

(a)	There were no loans acquired with deteriorated credit quality at June 30, 2012.

(b)	Amount includes $2.8 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2011 follows:

	Allowance (a)		Outstanding (a)
June 30, 2011	Individually Evaluated for	Collectively Evaluated for		Individually Evaluated for	Collectively Evaluated for
in millions	Impairment	Impairment	Loans	Impairment	Impairment

Commercial, financial and agricultural	$14	$381	$16,883	$159	$16,724
Commercial real estate:
Commercial mortgage	21	322	8,069	213	7,856
Construction	11	95	1,631	116	1,515

Total commercial real estate loans	32	417	9,700	329	9,371
Commercial lease financing	—	107	6,105	—	6,105

Total commercial loans	46	905	32,688	488	32,200
Real estate — residential mortgage	—	41	1,838	—	1,838
Home equity:
Key Community Bank	—	99	9,431	—	9,431
Other	—	37	595	—	595

Total home equity loans	—	136	10,026	—	10,026
Consumer other — Key Community Bank	—	47	1,157	—	1,157
Consumer other:
Marine	—	52	1,989	—	1,989
Other	—	3	142	—	142

Total consumer other	—	55	2,131	—	2,131

Total consumer loans	—	279	15,152	—	15,152

Total ALLL — continuing operations	46	1,184	47,840	488	47,352
Discontinued operations	—	109	6,261	—	6,261

Total ALLL — including discontinued operations	$46	$1,293	$54,101	$488	$53,613

(a)	There were no loans acquired with deteriorated credit quality at June 30, 2011.

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has decreased by $6 million since the second quarter of 2011 to $51 million at June 30, 2012. When combined with our ALLL, our total allowance for credit losses represented 1.89% of loans at June 30, 2012, compared to 2.69% at June 30, 2011.

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2012	2011	2012	2011

Balance at beginning of period	$45	$69	$45	$73
Provision (credit) for losses on lending-related commitments	6	(12)	6	(16)

Balance at end of period	$51	$57	$51	$57

5. Fair Value Measurements

Fair Value Determination

As defined in the applicable accounting guidance, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants in our principal market. We have established and documented our process for determining the fair values of our assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using valuation models or third-party pricing services. Both of these approaches rely on market-based parameters, when available, such as interest rate yield curves, option volatilities, and credit spreads, or unobservable inputs. Unobservable inputs may be based on our judgment, assumptions, and estimates related to credit quality, liquidity, interest rates, and other relevant inputs.

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

We recognize transfers between levels of the fair value hierarchy at the end of the reporting period. Quarterly, we review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies if more market-based data becomes available. The Fair Value Committee, which is governed by ALCO, oversees the valuation process for all lines of business and support areas, as applicable. Various Working Groups that report to the Fair Value Committee analyze and approve the valuation methodologies used to fair value assets and liabilities managed within specific areas. The Working Groups are discussed in more detail in the qualitative disclosures within this footnote and in Note 11 (“Acquisition and Discontinued Operations”). Formal documentation in the form of fair value valuation methodologies are prepared by the lines of business and support areas as appropriate detailing the asset or liability class and related general ledger accounts, valuation techniques, fair value hierarchy level, market participants, accounting methods, valuation methodology, group responsible for valuations, and valuation inputs.

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

¿

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate CMOs. Inputs to the pricing models include actual trade data (i.e., spreads, credit ratings, and interest rates) for comparable assets, spread tables, matrices, high-grade scales, option-adjusted spreads, and standard inputs, such as yields, benchmark securities, bids, and offers.

¿

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. In such cases, we use internal models based on certain assumptions to determine fair value. Level 3 instruments consist of certain commercial mortgage-backed securities. Our Real Estate Capital line of business is responsible for the valuation process for these commercial mortgage-backed securities, which is conducted on a quarterly basis. The methodology incorporates a loan-by-loan credit review in combination with discounting the risk-adjusted bond cash flows. A detailed credit review of the underlying loans involves a screening process using a multitude of filters to identify the highest risk loans associated with these commercial mortgage-backed securities. Each of the highest risk loans identified is re-underwritten and loan specific defaults and recoveries are assigned. A matrix approach is used to assign an expected default and recovery percentage for the loans which are not individually re-underwritten. Bond classes will then be run through a discounted cash flow analysis, taking into account the expected default and recovery percentages as well as discount rates developed by our Finance area. Inputs for the Level 3 internal models include expected cash flows from the underlying loans, which take into account expected default and recovery percentages, market research, and discount rates commensurate with current market conditions. Changes in the credit quality of the underlying loans or market discount rate would impact the value of the bonds. An increase in the underlying loan credit quality or decrease in the market discount rate would positively impact the bond value. A decrease in the underlying loan credit quality or increase in the market discount rate would negatively impact the bond value.

The fair values of our Level 2 securities available for sale are determined by a third-party pricing service. The valuations provided by the third-party pricing service are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, and reference data obtained from market research publications. Inputs used by the third-party pricing service in valuing CMOs and other mortgage-backed securities also include new issue data, monthly payment information, whole loan collateral performance, and “To Be Announced” prices. In valuations of state and political subdivisions securities, inputs used by the third-party pricing service also include material event notices.

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

Inputs used in calculating future cash flows include the cost of build-out, future selling prices, current market outlook, and operating performance of the investment. Investment income and expense assumptions are based on market inputs, such as rental/leasing rates and vacancy rates for the geographic- and property type-specific markets. For investments under construction, investment income and expense assumptions are determined using expected future build-out costs and anticipated future rental prices based on current market conditions, discount rates, holding period, the terminal cap rate and sales commissions paid in the terminal cap year. For investments that are in lease-up or are fully leased, income and expense assumptions are based on the current geographic market lease rates, underwritten expenses, market lease terms, and historical vacancy rates. Asset Management validates these inputs on a quarterly basis through the use of industry publications, third-party broker opinions, and comparable property sales, where applicable. Changes in the significant inputs (rental/leasing rates, vacancy rates, valuation capitalization rate, discount rate, and terminal cap rate) would significantly affect the fair value measurement. Increases in rental/leasing rates would increase fair value while increases in the vacancy rates, the valuation capitalization rate, the discount rate, and the terminal cap rate would decrease fair value.

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

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of our indirect investments and related unfunded commitments at June 30, 2012:

June 30, 2012		Unfunded
in millions	Fair Value	Commitments

INVESTMENT TYPE
Passive funds (a)	$18	$3
Co-managed funds (b)	25	3

Total	$43	$6

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to seven years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of two to five years.

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

Each investment is adjusted to fair value with any net realized or unrealized gain/loss recorded in the current period’s earnings. This process is a coordinated and documented effort by the Principal Investing Entities Deal Team (comprised of individuals from one of the independent investment managers noted above), the Key Principal Partners (“KPP”) Controller and certain members of the KPP Controller’s staff, a member of Key’s senior management team, and the Investment

Committee (members comprised of individuals from Key and one of the independent investment managers). This process involves an in-depth review of the condition of each investment depending on the type of investment.

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

Interest-bearing securities (i.e., loans) are valued on a quarterly basis. Valuation adjustments are determined by the Principal Investing Entities Deal Team and are subject to approval by the Investment Committee. Valuations of debt instruments are based on the Principal Investing Entities Deal Team’s knowledge of the current financial status of the subject company, which is regularly monitored throughout the term of the investment. Significant unobservable inputs used in the valuations of these investments include the company’s payment history, adequacy of cash flows from operations, and current operating results, including market multiples, and historical and forecast earnings before interest, taxation, depreciation, and amortization. Inputs can also include the seniority of the debt, the nature of any pledged collateral, the extent to which the security interest is perfected and the net liquidation value of collateral.

Valuations of equity instruments of private companies, which are prepared on a quarterly basis, are based on current market conditions and the current financial status of each company. A valuation analysis is performed to value each investment that is reviewed by the Principal Investing Entities Deal Team Member as well as reviewed and approved by the Chief Administrative Officer of one of the independent investment managers. Significant unobservable inputs used in these valuations include adequacy of the company’s cash flows from operations, any significant change in the company’s performance since the prior valuation and any significant equity issuances by the company. Equity instruments of public companies are valued using quoted prices in an active market for the identical security. If the instrument is restricted, the fair value is determined considering the number of shares traded daily, the number of the company’s total restricted shares, and price volatility.

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

For indirect investments, management makes adjustments as deemed appropriate to the net asset value and only if it is determined that the net asset value does not properly reflect fair value. In determining the need for an adjustment to net asset value, management performs an analysis of the private equity funds based on the independent fund manager’s valuations as well as management’s own judgment. Significant unobservable inputs used in these analyses include current fund financial information provided by the fund manager, an estimate of future proceeds expected to be received on the investment, and market multiples. Management also considers whether the independent fund manager adequately marks down an impaired investment, maintains financial statements in accordance with GAAP, or follows a practice of holding all investments at cost.

The following table presents the fair value of our indirect investments and related unfunded commitments at June 30, 2012:

June 30, 2012		Unfunded
in millions	Fair Value	Commitments

INVESTMENT TYPE
Private equity funds (a)	$478	$106
Hedge fund(b)	4	—

Total	$482	$106

(a)	Consists of buyout, venture capital, and fund of funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to ten years.

(b)	Consists of a fund invested in long and short positions of “stressed and distressed” fixed income-oriented securities, with the goal of producing attractive risk-adjusted returns. The investments can be redeemed quarterly with 45 days notice. However, the fund’s general partners may impose quarterly redemption limits that may delay receipt of requested redemptions.

Derivatives. Exchange-traded derivatives are valued using quoted prices and, therefore, are classified as Level 1 instruments. However, only a few types of derivatives are exchange-traded. The majority of our derivative positions are valued using internally developed models based on market convention that use observable market inputs, such as interest rate curves, yield curves, LIBOR discount rates and curves, index pricing curves, foreign currency curves, and volatility surfaces (a three-dimensional graph of implied volatility against strike price and maturity). These derivative contracts, which are classified as Level 2 instruments, include interest rate swaps, certain options, cross currency swaps, and credit default swaps.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at June 30, 2012 and December 31, 2011.

June 30, 2012
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$338	—	$338
Trading account assets:
U.S. Treasury, agencies and corporations	—	438	—	438
States and political subdivisions	—	27	$57	84
Collateralized mortgage obligations	—	16	—	16
Other mortgage-backed securities	—	100	1	101
Other securities	$3	37	—	40

Total trading account securities	3	618	58	679
Commercial loans	—	—	—	—

Total trading account assets	3	618	58	679
Securities available for sale:
States and political subdivisions	—	$56	—	$56
Collateralized mortgage obligations	—	12,477	—	12,477
Other mortgage-backed securities	—	652	—	652
Other securities	$20	—	—	20

Total securities available for sale	20	13,185	—	13,205
Other investments:
Principal investments:
Direct	$11	—	$231	$242
Indirect	—	—	482	482

Total principal investments	11	—	713	724
Equity and mezzanine investments:
Direct	—	—	$18	$18
Indirect	—	—	43	43

Total equity and mezzanine investments	—	—	61	61

Total other investments	11	—	774	785
Derivative assets:
Interest rate	—	$1,824	$35	$1,859
Foreign exchange	$81	26	—	107
Energy and commodity	—	209	—	209
Credit	—	19	6	25
Equity	—	—	—	—

Derivative assets	81	2,078	41	2,200
Netting adjustments(a)	—	—	—	(1,382)

Total derivative assets	81	2,078	41	818
Accrued income and other assets	2	134	—	136

Total assets on a recurring basis at fair value	$117	$16,353	$873	$15,961

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$481	—	$481
Bank notes and other short-term borrowings:
Short positions	$3	360	—	363
Derivative liabilities:
Interest rate	—	1,310	—	1,310
Foreign exchange	81	24	—	105
Energy and commodity	—	203	$1	204
Credit	—	23	1	24
Equity	—	—	—	—

Derivative liabilities	81	1,560	2	1,643
Netting adjustments(a)	—	—	—	(880)

Total derivative liabilities	81	1,560	2	763
Accrued expense and other liabilities	—	4	—	4

Total liabilities on a recurring basis at fair value	$84	$2,405	$2	$1,611

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2011
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$236	—	$236
Trading account assets:
U.S. Treasury, agencies and corporations	—	353	—	353
States and political subdivisions	—	81	—	81
Collateralized mortgage obligations	—	19	—	19
Other mortgage-backed securities	—	27	$35	62
Other securities	$79	29	—	108

Total trading account securities	79	509	35	623
Commercial loans	—	—	—	—

Total trading account assets	79	509	35	623
Securities available for sale:
States and political subdivisions	—	63	—	63
Collateralized mortgage obligations	—	15,162	—	15,162
Other mortgage-backed securities	—	778	—	778
Other securities	9	—	—	9

Total securities available for sale	9	16,003	—	16,012
Other investments:
Principal investments:
Direct	11	—	225	236
Indirect	—	—	473	473

Total principal investments	11	—	698	709
Equity and mezzanine investments:
Direct	—	—	15	15
Indirect	—	—	36	36

Total equity and mezzanine investments	—	—	51	51

Total other investments	11	—	749	760
Derivative assets:
Interest rate	—	1,915	38	1,953
Foreign exchange	86	65	—	151
Energy and commodity	—	253	—	253
Credit	—	30	7	37
Equity	—	3	—	3

Derivative assets	86	2,266	45	2,397
Netting adjustments (a)	—	—	—	(1,452)

Total derivative assets	86	2,266	45	945
Accrued income and other assets	7	105	—	112

Total assets on a recurring basis at fair value	$192	$19,119	$829	$18,688

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$292	—	$292
Bank notes and other short-term borrowings:
Short positions	—	337	—	337
Derivative liabilities:
Interest rate	—	1,398	—	1,398
Foreign exchange	$79	209	—	288
Energy and commodity	—	252	$1	253
Credit	—	34	28	62
Equity	—	3	—	3

Derivative liabilities	79	1,896	29	2,004
Netting adjustments (a)	—	—	—	(978)

Total derivative liabilities	79	1,896	29	1,026
Accrued expense and other liabilities	23	22	—	45

Total liabilities on a recurring basis at fair value	$102	$2,547	$29	$1,700

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the three and six months ended June 30, 2012 and 2011. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets				Other Investments								Derivative Instruments					(a)
in millions	Other Mortgage- Backed Securities		Other Securities		Principal Investments				Equity and Mezzanine Investments				Interest Rate		Energy and Commodity		Credit
					Direct		Indirect		Direct		Indirect

Balance at December 31, 2011	$35		—		$225		$473		$15		$36		$38		$(1)		$ (21)

Gains (losses) included in earnings	2	(b)	$(2	) (b)	8	(c)	43	(c)	3	(c)	6	(c)	(3)	(b)	—	(b)	(7)	(b)
Purchases	—		—		10		20		—		4		1		—		—
Sales	(32)		—		(12)		(54)		—		—		(1)		—		—
Issuances	—		—		—		—		—		—		—		—		—
Settlements	—		2		—		—		—		(3)		—		—		33

Transfers into Level 3	—		57	(d)	—		—		—		—		4	(d)	—		—

Transfers out of Level 3	(4)	(d)	—		—		—		—		—		(4)	(d)	—		—

Balance at June 30, 2012	$1		57		$231		$482		$18		$43		$35		$(1)		$ 5

Unrealized gains (losses) included in earnings	—	(b)	$(2)	(b)	$8	(c)	$28	(c)	$10	(c)	$6	(c)	—	(b)	—	(b)	—	(b)

Balance at March 31, 2012	$1		$—		$226		$485		$15		$42		$36		(1)		$ 5

Gains (losses) included in earnings	—	(b)	(5)	(b)	7	(c)	20	(c)	3	(c)	5	(c)	2	(b)	—	(b)	(2)	(b)
Purchases	—		—		9		10		—		1		—		—		—
Sales	—		—		(11)		(33)		—		—		—		—		—
Issuances	—		—		—		—		—		—		—		—		—
Settlements	—		5		—		—		—		(2)		—		—		2

Transfers into Level 3	—		57	(d)	—		—		—		(3)	(d)	—		—		—
Transfers out of Level 3	—		—		—		—		—		—		(3)	(d)	—		—

Balance at June 30, 2012	$1		57		$231		$482		$18		$43		$35		(1)		$ 5

Unrealized gains (losses) included in earnings	—	(b)	(5)	(b)	$7	(c)	$9	(c)	$4	(c)	$2	(c)	—	(b)	—	(b)	—	(b)

Balance at December 31, 2010	$1		$21		$372		$526		$20		$30		$75		$1		$ 11

Gains (losses) included in earnings	—	(b)	—	(b)	2	(c)	43	(c)	13	(c)	—	(c)	14	(b)	(1)	(b)	(10)	(b)
Purchases	—		3		30		46		—		9		11		—		—
Sales	—		—		(9)		(36)		—		—		(20)		—		—
Issuances	—		—		—		—		—		—		—		—		—
Settlements	—		(24)		—		—		(19)		(3)		—		—		7
Transfers into Level 3	—		—		—		—		—		—		10		—		—
Transfers out of Level 3	—		—		(125)	(e)	(109)	(e)	—		(3)		(9)		—		—

Balance at June 30, 2011	$1		$—		$270		$470		$14		$33		$81		$—		$ 8

Unrealized gains (losses) included in earnings	—	(b)	$3	(b)	$8	(c)	$28	(c)	$32	(c)	$(3)	(c)	—	(b)	—	(b)	—	(b)

Balance at March 31, 2011	$1		—		$395		$548		$25		$27		$81		—		$ 4

Gains (losses) included in earnings	—	(b)	$3	(b)	—	(c)	10	(c)	8	(c)	1	(c)	10	(b)	—	(b)	(9)	(b)
Purchases	—		—		2		32		—		7		11		—		6
Sales	—		—		(2)		(11)		—		—		(18)		—		—
Issuances	—		—		—		—		—		—		—		—		—
Settlements	—		(3)		—		—		(19)		(2)		—		—		7
Transfers into Level 3	—		—		—		—		—		—		3		—		—
Transfers out of Level 3	—		—		(125)	(e)	(109)	(e)	—		—		(6)		—		—

Balance at June 30, 2011	$1		—		$270		$470		$14		$33		$81		—		$ 8

Unrealized gains (losses) included in earnings	—	(b)	$3	(b)	$6	(c)	$4	(c)	$22	(c)	$1	(c)	—	(b)	—	(b)	—	(b)

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement.

(d)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(e)	Transfers out of Level 3 for principal investments represent investments that were deconsolidated during the second quarter of 2011 when employees who managed our various principal investments left Key and formed two independent entities that will serve as investment managers of these investments.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$81	$81	—	—	$149	$149
Loans held for sale (a)	—	—	15	15	—	—	15	15
Accrued income and other assets	—	$17	25	42	—	$19	25	44

Total assets on a nonrecurring basis at fair value	—	$17	$121	$138	—	$19	$189	$208

(a)	During the first half of 2012, we transferred $38 million of commercial and consumer loans and leases from held-for-sale status to the held-to-maturity portfolio at their current fair value.

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

The evaluations for impairment are prepared by the responsible relationship managers in our Asset Recovery Group and are reviewed and approved by the Asset Recovery Group Executive. The Asset Recovery Group is part of the Risk Management Group and reports to our Chief Credit Officer. These evaluations are performed in conjunction with the quarterly ALLL process.

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

The following two internal methods are used to value impaired loans:

¿	Cash flow analysis considers internally developed inputs, such as discount rates, default rates, costs of foreclosure and changes in collateral values.

¿

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

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determined that adjustments were necessary to record some of the portfolios at the lower of cost or fair value in accordance with GAAP. Loans held for sale portfolios adjusted to fair value totaled $15 million at June 30, 2012 and $15 million at December 31, 2011.

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

Other assets.  OREO and other repossessed properties are valued based on inputs such as appraisals and third-party price opinions, less estimated selling costs. Generally, we classify these assets as Level 3, but OREO and other repossessed properties for which we receive binding purchase agreements are classified as Level 2. Returned lease inventory is valued based on market data for similar assets and is classified as Level 2. Assets that are acquired through, or in lieu of, loan foreclosures are recorded initially as held for sale at fair value less estimated selling costs at the date of foreclosure. After foreclosure, valuations are updated periodically, and current market conditions may require the assets to be marked down further to a new cost basis.

¿

Commercial Real Estate Valuation Process:  When a loan is reclassified from loan status to OREO due to our taking possession of the collateral, the Asset Recovery Group Loan Officer, in consultation with our OREO group, obtains a broker price opinion or a third-party appraisal, which is used to establish the fair value of the underlying collateral. The determined fair value of the underlying collateral less estimated selling costs becomes the carrying value of the OREO asset. In addition to valuations from independent third party sources, our OREO group also writes down the carrying balance of OREO assets once a bona fide offer is contractually accepted, through execution of a Purchase and Sale Agreement, where the accepted price is lower than the current balance of the particular OREO asset. The fair value of OREO property is re-evaluated every 90 days and the OREO asset is adjusted as necessary.

¿

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets during the second quarter of 2012, along with the valuation techniques used, are shown in the following table:

June 30, 2012 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring

Other investments — principal investments — direct:	$220	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	4.8 - 8.2% (6.1%)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.5 - 12.0% (4.8%)
			Revenue multiple (where applicable)	0.2 - 4.4% (0.6%)

Nonrecurring

Impaired loans	81	Fair value of underlying collateral	Discount	0.00 - 100.00% (32%)

Goodwill	917	Discounted cash flow and market data	Earnings multiple of peers	8.30 - 11.90 (10.01)
			Equity multiple of peers	1.21 - 1.32 (1.27)
			Control premium	N/A (32.00%)
			Weighted-average cost of capital	N/A (15.00%)

Mortgage servicing assets	237	Discounted cash flow	Prepayment speed	0.00 - 25.00% (11.70%)
			Expected credit losses	1.00 - 3.00% (2.40%)
			Residual cash flows discount rate	7.00 - 15.00% (9.40%)
			Value assigned to escrow funds	0.50 - 3.75% (1.80%)
			Servicing cost	700 - 17,000 (2,512)
			Loan assumption rate	0.00 - 3.00% (2.18%)
			Percentage late	0.00 - 2.00% (0.22%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments at June 30, 2012, along with the related carrying amounts and fair values at June 30, 2012 and December 31, 2011, are shown in the following table.

	June 30, 2012							December 31, 2011

		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total	Carrying Amount	Fair Value

ASSETS
Cash and short-term investments (a)	$2,933	$2,595	$338	—	—		$2,933	$4,213	$4,213
Trading account assets (e)	679	3	618	$58	—		679	623	623
Securities available for sale (e)	13,205	20	13,185	—	—		13,205	16,012	16,012
Held-to-maturity securities (b)	4,352	—	4,396	—	—		4,396	2,109	2,133
Other investments (e)	1,186	11	401	774	—		1,186	1,163	1,163
Loans, net of allowance (c)	48,717	—	—	47,912	—		47,912	48,571	47,561
Loans held for sale (e)	656	—	—	656	—		656	728	728
Mortgage servicing assets (d)	186	—	—	237	—		237	173	245
Derivative assets (e)	818	81	2,078	41	$(1,382	) (f)	818	945	945

LIABILITIES
Deposits with no stated maturity (a)	$52,495	—	$52,495	—	—		$52,495	$51,014	$51,014
Time deposits (d)	9,672	$617	9,271	—	—		9,888	10,942	11,253
Short-term borrowings (a)	2,078	3	2,075	—	—		2,078	2,048	2,048
Long-term debt (d)	7,521	3,890	3,955	—	—		7,845	9,520	9,792
Derivative liabilities (e)	763	81	1,560	$2	$(880	) (f)	763	1,026	1,026

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of mortgage servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.

(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2011 and into 2012, the fair values of our loan portfolios improved, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change significantly. If a nonexit price methodology were used for valuing our loan portfolio for continuing operations, it would result in a premium of .4%. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business.  The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans held for sale (prior to the second quarter of 2011), all of which are outside the trusts. The fair value of loans held for sale was identical to the aggregate carrying amount of the loans. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $2.8 billion ($2.4 billion at fair value) at June 30, 2012 and $2.9 billion ($2.5 billion at fair value) at December 31, 2011;

•	Portfolio loans at fair value of $73 million at June 30, 2012 and $76 million at December 31, 2011;

•	There were no loans held for sale at June 30, 2012 or December 31, 2011; and

•	Loans in the trusts at fair value of $2.6 billion at June 30, 2012 and $2.7 billion at December 31, 2011.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $2.4 billion in fair value at June 30, 2012, and $2.5 billion in fair value at December 31, 2011, are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available. Additional information regarding the consolidation of the education lending securitization trusts is provided in Note 11 (“Acquisition and Discontinued Operations”).

Residential real estate mortgage loans.  Residential real estate mortgage loans with carrying amounts of $2 billion at June 30, 2012 and $1.9 billion at December 31, 2011 are included in “Loans, net of allowance” in the above table.

Short-term financial instruments.  For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.

6. Securities

Securities available for sale.  These are securities that we intend to hold for an indefinite period of time; they may, however be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed to be “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method, are included in “net securities gains (losses)” on the income statement. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “net securities gains (losses)” on the income statement or AOCI in accordance with the applicable accounting guidance related to the recognition of OTTI of debt securities.

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

Unrealized losses on equity securities deemed to be “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method, are included in “net securities gains (losses)” on the income statement. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “net securities gains (losses)” on the income statement or AOCI in accordance with the applicable accounting guidance related to the recognition of OTTI of debt securities.

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

	June 30, 2012

in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$53	$3	—	$56
Collateralized mortgage obligations	12,098	379	—	12,477
Other mortgage-backed securities	597	55	—	652
Other securities	20	1	$1	20

Total securities available for sale	$12,768	$438	$1	$13,205

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,334	$44	—	$4,378
Other securities	18	—	—	18

Total held-to-maturity securities	$4,352	$44	—	$4,396

	December 31, 2011

in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$60	$3	—	$63
Collateralized mortgage obligations	14,707	455	—	15,162
Other mortgage-backed securities	715	63	—	778
Other securities	8	1	—	9

Total securities available for sale	$15,490	$522	—	$16,012

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$2,091	$24	—	$2,115
Other securities	18	—	—	18

Total held-to-maturity securities	$2,109	$24	—	$2,133

	June 30, 2011

in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$9	—	—	$9
States and political subdivisions	126	$3	—	129
Collateralized mortgage obligations	17,124	485	—	17,609
Other mortgage-backed securities	845	72	—	917
Other securities	13	3	—	16

Total securities available for sale	$18,117	$563	—	$18,680

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1	—	—	$1
Other securities	18	—	—	18

Total held-to-maturity securities	$19	—	—	$19

The following table summarizes our securities that were in an unrealized loss position as of June 30, 2012, December 31, 2011, and June 30, 2011.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

June 30, 2012
Securities available for sale:
Collateralized mortgage obligations	$1	—	—	—	$1	—
Other securities	12	$1	—	—	12	$1

Held-to-maturity:
Collateralized mortgage obligations	200	—	—	—	200	—

Total temporarily impaired securities	$213	$1	—	—	$213	$1

December 31, 2011
Securities available for sale:
Collateralized mortgage obligations	$1	—	—	—	$1	—
Other securities	3	—	—	—	3	—

Total temporarily impaired securities	$4	—	—	—	$4	—

June 30, 2011
Securities available for sale:
Collateralized mortgage obligations	$126	—	—	—	$126	—

Total temporarily impaired securities	$126	—	—	—	$126	—

We had $1 million of gross unrealized losses at June 30, 2012 that related to one fixed-rate CMO, which we had invested in as part of an overall A/LM strategy. Since this security has a fixed interest rate, its fair value is sensitive to movements in market interest rates. This unrealized loss is considered temporary since we expect to collect all contractually due amounts from this security. Accordingly, this investment has been reduced to its fair value through OCI, not earnings. This security had a weighted-average maturity of .2 years at June 30, 2012.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended June 30, 2012.

Three months ended June 30, 2012

in millions

Balance at March 31, 2012	$4
Impairment recognized in earnings	—

Balance at June 30, 2012	$4

Realized gains and losses related to securities available for sale were as follows:

Six months ended June 30, 2012

in millions

Realized gains	—
Realized losses	—

Net securities gains (losses)	—

At June 30, 2012, securities available for sale and held-to-maturity securities totaling $10 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows securities by remaining maturity. CMOs and other mortgage-backed securities — both of which are included in the securities available-for-sale portfolio — are presented based on their expected average lives. The remaining securities, including all of those in the held-to-maturity portfolio, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	Securities Available for Sale		Held-to-Maturity Securities
June 30, 2012 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$950	$966	$5	$5
Due after one through five years	11,748	12,163	4,347	4,391
Due after five through ten years	66	72	—	—
Due after ten years	4	4	—	—

Total	$12,768	$13,205	$4,352	$4,396

7.  Derivatives and Hedging Activities

We are a party to various derivative instruments, mainly through our subsidiary, KeyBank. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no net investment, and allow for the net settlement of positions. A derivative’s notional amount serves as the basis for the payment provision of the contract, and takes the form of units, such as shares or dollars. A derivative’s underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract.

The primary derivatives that we use are interest rate swaps, caps, floors, and futures; foreign exchange contracts; energy derivatives; credit derivatives; and equity derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. As further discussed in this note:

•	interest rate risk represents the possibility that the EVE or net interest income will be adversely affected by fluctuations in interest rates;

•	credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms; and

•	foreign exchange risk is the risk that an exchange rate will adversely affect the fair value of a financial instrument.

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

At June 30, 2012, after taking into account the effects of bilateral collateral and master netting agreements, we had $183 million of derivative assets and a negative $61 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely due to contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $635 million and derivative liabilities of $824 million that were not designated as hedging instruments.

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

Derivatives Designated in Hedge Relationships

Net interest income and the EVE change in response to changes in the mix of assets, liabilities, and off-balance sheet instruments; associated interest rates tied to each instrument; differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities; and changes in interest rates. We utilize derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance to minimize the exposure and volatility of net interest income and EVE to interest rate fluctuations. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.

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

The derivatives used for managing foreign currency exchange risk are cross currency swaps. During 2011 and prior years, Key had outstanding issuances of medium-term notes that were denominated in foreign currencies. The notes were subject to translation risk, which represented the possibility that the fair value of the foreign-denominated debt would change based on movement of the underlying foreign currency spot rate. It has been our practice to hedge against potential fair value volatility caused by changes in foreign currency exchange rates and interest rates. The hedge converted the notes to a variable-rate U.S. currency-denominated debt, which was designated as a fair value hedge of foreign currency exchange risk. As of June 30, 2012, Key has no debt being hedged in this manner.

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at June 30, 2012, was not significant.

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

We also enter into derivative contracts for other purposes, including:

¿	interest rate swap, cap, and floor contracts entered into generally to accommodate the needs of commercial loan clients;

¿	energy swap and options contracts entered into to accommodate the needs of clients;

¿	futures contracts and positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above; and

¿	foreign exchange forward contracts and options entered into primarily to accommodate the needs of clients.

These contracts are not designated as part of hedge relationships.

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross basis as of June 30, 2012, December 31, 2011, and June 30, 2011. The change in the notional amounts of these derivatives by type from December 31, 2011, to June 30, 2012, indicates the volume of our derivative transaction activity during the first half of 2012. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	June 30, 2012			December 31, 2011			June 30, 2011
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments:
Interest rate	$15,903	$586	$32	$15,067	$589	$27	$9,713	$459	$1
Foreign exchange	431	2	8	554	—	147	1,188	—	150

Total	16,334	588	40	15,621	589	174	10,901	459	151
Derivatives not designated as hedging instruments:
Interest rate	58,222	1,273	1,278	48,537	1,364	1,371	46,355	1,149	1,180
Foreign exchange	5,579	105	97	5,549	151	141	6,001	178	169
Energy and commodity	1,691	209	204	1,610	253	253	1,896	295	303
Credit	2,613	25	24	3,210	37	62	2,934	34	31
Equity	18	—	—	17	3	3	32	4	4

Total	68,123	1,612	1,603	58,923	1,808	1,830	57,218	1,660	1,687
Netting adjustments (a)	—	(1,382)	(880)	—	(1,452)	(978)	—	(1,219)	(847)

Total derivatives	$84,457	$818	$763	$74,544	$945	$1,026	$68,119	$900	$991

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the six-month period ended June 30, 2012, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of June 30, 2012.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the six-month periods ended June 30, 2012 and 2011, and where they are recorded on the income statement.

	Six months ended June 30, 2012
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item

Interest rate	Other income	$(13)	Long-term debt	Other income	$10	(a)
Interest rate	Interest expense – Long-term debt	89
Foreign exchange	Other income	5	Long-term debt	Other income	(6)	(a)
Foreign exchange	Interest expense – Long-term debt	1	Long-term debt	Interest expense – Long-term debt	(1)	(b)

Total		$82			$3

	Six months ended June 30, 2011
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item

Interest rate	Other income	$(12)	Long-term debt	Other income	$8	(a)
Interest rate	Interest expense – Long-term debt	112
Foreign exchange	Other income	90	Long-term debt	Other income	(95)	(a)
Foreign exchange	Interest expense – Long-term debt	5	Long-term debt	Interest expense – Long-term debt	(8)	(b)

Total		$195			$(95)

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the six-month period ended June 30, 2012, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of June 30, 2012.

Net Investment Hedges. In May 2012, we entered into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of a foreign subsidiary). At June 30, 2012, AOCI reflected unrecognized after-tax losses totaling $6 million related to cumulative changes in the fair value of our net investment hedge, which offset the unrecognized after-tax gains on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement. However, there was no net investment hedge ineffectiveness as of June 30, 2012. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness while these hedges were outstanding during the second quarter of 2012.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the six-month periods ended June 30, 2012 and 2011, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Six months ended June 30, 2012
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)

Cash Flow Hedges
Interest rate	$50	Interest income – Loans	$29	Other income	—
Interest rate	(7)	Interest expense – Long-term debt	(5)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(6)	Other Income	—	Other income	—
Total	$37		$24		—

	Six months ended June 30, 2011
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)

Interest rate	$42	Interest income – Loans	$27	Other income	—
Interest rate	(9)	Interest expense – Long-term debt	(5)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—
Total	$33		$22		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions		December 31, 2011		2012 Hedging Activity		Reclassification of Gains to Net Income		June 30, 2012

AOCI resulting from cash flow and net investment hedges	$	(2)	$	23	$	(15)	$	6

Considering the interest rates, yield curves, and notional amounts as of June 30, 2012, we would expect to reclassify an estimated $5 million of net losses on derivative instruments from AOCI to income during the next twelve months. In addition, we expect to reclassify approximately $11 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. The maximum length of time over which we hedge forecasted transactions is 17 years.

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the six-month periods ended June 30, 2012 and 2011, and where they are recorded on the income statement.

	Six months ended June 30,
in millions	2012	2011

NET GAINS (LOSSES) (a)
Interest rate	$10	$6
Foreign exchange	19	20
Energy and commodity	6	2
Credit	(9)	(10)

Total net gains (losses)	$26	$18

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The collateral netted against derivative assets on the balance sheet totaled $513 million at June 30, 2012, $486 million at December 31, 2011, and $354 million at June 30, 2011. The collateral netted against derivative liabilities totaled $11 million at June 30, 2012, $11 million at December 31, 2011 and $19 million at June 30, 2011.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	June 30, 2012	December 31, 2011	June 30, 2011

Largest gross exposure (derivative asset) to an individual counterparty	$196	$194	$147
Collateral posted by this counterparty	70	64	33
Derivative liability with this counterparty	217	250	250
Collateral pledged to this counterparty	93	127	137
Net exposure after netting adjustments and collateral	2	7	2

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	June 30, 2012	December 31, 2011	June 30, 2011

Interest rate	$1,221	$1,257	$1,026
Foreign exchange	22	64	110
Energy and commodity	82	96	105
Credit	6	12	10
Equity	—	2	3

Derivative assets before collateral	1,331	1,431	1,254
Less: Related collateral	513	486	354

Total derivative assets	$818	$945	$900

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At June 30, 2012, for derivatives that have associated bilateral collateral and master netting agreements, we had gross exposure of $1 billion to broker-dealers and banks. We had net exposure of $244 million after the application of master netting agreements and collateral; our net exposure to broker-dealers and banks at June 30, 2012, was reduced to $13 million with $231 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $24 million at June 30, 2012, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2011, the default reserve was $22 million. At June 30, 2012, for derivatives that have associated master netting agreements, we had gross exposure of $625 million to client counterparties. We had net exposure of $574 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

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

	June 30, 2012			December 31, 2011			June 30, 2011
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net

Single name credit default swaps	$(4)	$1	$(3)	$3	$(1)	$2	$(10)	$9	$(1)
Traded credit default swap indices	—	3	3	6	(6)	—	—	2	2
Other	1	(1)	—	1	(1)	—	3	—	3

Total credit derivatives	$(3)	$3	$—	$10	$(8)	$2	$(7)	$11	$4

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2012, December 31, 2011, and June 30, 2011. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	June 30, 2012			December 31, 2011			June 30, 2011
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk

Single name credit default swaps	$550	2.42	4.40%	$878	2.18	4.98%	$844	2.40	4.45%
Traded credit default swap indices	478	2.76	1.87	343	3.20	4.58	318	3.88	3.47
Other	23	5.48	9.74	18	5.74	10.89	17	5.56	9.04

Total credit derivatives sold	$1,051	—	—	$1,239	—	—	$1,179	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2012, KeyBank’s ratings with Moody’s and S&P were “A3” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there were a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of June 30, 2012, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $589 million, which includes $542 million in derivative assets and $1.1 billion in derivative liabilities. We had $537 million in cash and securities collateral posted to cover those positions as of June 30, 2012. The aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) as of June 30, 2012, held by KeyCorp that were in a net liability position totaled $29 million, which is comprised solely of $29 million in derivative liabilities. We had $29 million in cash and securities collateral posted to cover those positions as of June 30, 2012.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2012, December 31, 2011, and June 30, 2011. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of June 30, 2012, and take into account all collateral already posted. A similar calculation was performed for KeyCorp and additional collateral of $3 million would have been required as of June 30, 2012. No additional collateral was required in prior periods.

	June 30, 2012		December 31, 2011		June 30, 2011
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P

KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-

One rating downgrade	$6	$6	$11	$11	$11	$11
Two rating downgrades	11	11	16	16	16	16
Three rating downgrades	17	17	16	16	16	16

KeyBank’s long-term senior unsecured credit rating currently is four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2012, payments of up to $18 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of June 30, 2012, payments of up to $3 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

	Six months ended June 30,
in millions	2012	2011

Balance at beginning of period	$173	$196
Servicing retained from loan sales	20	11
Purchases	24	2
Amortization	(29)	(29)
Impairments	(2)	—

Balance at end of period	$186	$180

Fair value at end of period	$237	$247

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The primary economic assumptions used to measure the fair value of our mortgage servicing assets at June 30, 2012, and 2011, generally are:

¿	prepayment speed at an annual rate of 0.00% to 25.00%;

¿	expected credit losses at a static rate of 1.00% to 3.00%;

¿	residual cash flows discount rate of 7.00% to 15.00%; and

¿	value assigned to escrow funds at an interest rate of .50% to 3.75%.

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may as a result change in the future. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At June 30, 2012, a 1.00% decrease in the value assigned to the escrow deposits would cause a $36 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $7 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $45 million for the six-month period ended June 30, 2012 and $48 million for the six-month period ended June 30, 2011. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.

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

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss

June 30, 2012
LIHTC funds	$91	84	$119	—	—
Education loan securitization trusts	2,611	$2,401	N/A	N/A	N/A
LIHTC investments	N/A	N/A	1,012	—	$494

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds, that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $52 million at June 30, 2012. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At June 30, 2012, we estimated the settlement value of these third-party interests to be between $12 million and $21 million, while the recorded value, including reserves, totaled $84 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

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

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At June 30, 2012, assets of these unconsolidated nonguaranteed funds totaled $119 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

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

At June 30, 2012, assets of these unconsolidated LIHTC operating partnerships totaled approximately $1 billion. At June 30, 2012, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $399 million plus $95 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During the first six months of 2012, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $987 million at June 30, 2012. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 12 under the heading “Return guarantee agreement with LIHTC investors.”

Commercial and residential real estate investments and principal investments. Our Principal Investing unit and the Real Estate Capital line of business make equity and mezzanine investments, some of which are in VIEs. These investments are held by nonregistered investment companies subject to the provisions of the AICPA Audit and Accounting Guide, “Audits of Investment Companies.” We are not currently applying the accounting or disclosure provisions in the applicable accounting guidance for consolidations to these investments, which remain unconsolidated. The FASB has indefinitely deferred the effective date of this guidance for such nonregistered investment companies.

10.  Income Taxes

Income Tax Provision

In accordance with the applicable accounting guidance, the principal method established for computing the provision for income taxes in interim periods requires us to make our best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes. Additionally, the accounting guidance allows for an alternative method to computing the effective tax rate and, thus the interim provision for income taxes, when a taxpayer is unable to calculate a reliable estimate of the effective tax rate for the entire year. For the second quarter of 2012, we applied an estimated annual effective rate to the interim period’s consolidated pre-tax operating income. For the interim periods during 2011, we applied the alternative method allowed under the accounting guidance. The provision for the quarters during 2011 was calculated by applying the statutory federal income tax rate to the quarter’s consolidated operating income before taxes after modifications. These items included modifications for nontaxable items recognized in the quarter, which were comprised of income from corporate-owned life insurance, tax credits related to investments in low-income housing projects, and state taxes. During those periods, we concluded that the uncertainty of the economic environment made the alternative method more reliable in determining the tax provision for those periods.

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 19.8% for the second quarter of 2012, 27.0% for the first quarter of 2012, and 27.1% for the second quarter of 2011. The effective tax rates are below our combined federal and state statutory tax rate of 37.2%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with investments in low-income housing projects. In addition, during the second quarter and the first six months of 2012, our effective tax rate was lower due to the early termination of certain leveraged leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

Deferred Tax Asset

At June 30, 2012, from continuing operations, we had a federal deferred tax asset of $119 million and a state deferred tax liability of $22 million compared to a federal deferred tax asset of $111 million and a state deferred tax liability of $19 million at December 31, 2011, and a combined federal and state deferred tax asset of $208 million at June 30, 2011, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. Based on these criteria, and in particular our expectations for future taxable income, we currently believe that it is more-likely-than-not that we will realize the net deferred tax asset in future periods.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

11.  Acquisition and Discontinued Operations

Acquisition

HSBC Branches. As previously reported, in January 2012, Key signed a purchase and assumption agreement to acquire 37 retail banking branches in Buffalo and Rochester, New York, owned by HSBC Bank NA (“HSBC”). On July 13, 2012, KeyBank completed this acquisition. The acquisition, which adds approximately $2.1 billion in deposits, approximately $260 million in loans, and approximately $70 million in credit card receivables in September of 2012, strengthens Key’s ability to provide exceptional service to consumer, business banking, and wealth management clients in these markets while growing our presence and acquiring new customers.

Under the terms of the transaction, KeyBank paid a 4.4% premium on deposits, or approximately $95 million. The assumed deposits consist primarily of transaction and savings accounts and the purchased loans consist of in-market performing loans, primarily residential real estate loans.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2012	2011	2012	2011

Net interest income	$30	$35	$61	$71
Provision for loan and lease losses	2	30	6	62

Net interest income (expense) after provision for loan and lease losses	28	5	55	9
Noninterest income	(2)	(11)	(20)	(21)
Noninterest expense	9	9	18	20

Income (loss) before income taxes	17	(15)	17	(32)
Income taxes	6	(6)	6	(12)

Income (loss) from discontinued operations, net of taxes (a)	$11	$(9)	$11	$(20)

(a)	Includes after-tax charges of $12 million and $12 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $26 million and $25 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

in millions	June 30, 2012	December 31, 2011	June 30, 2011

Trust loans at fair value	$2,580	$2,726	$3,100
Portfolio loans at fair value	73	76	—
Loans, net of unearned income of ($2), ($2) and $1	2,830	3,010	3,161
Less: Allowance for loan and lease losses	79	104	109

Net loans	5,404	5,708	6,152
Trust accrued income and other assets at fair value	31	34	34
Accrued income and other assets	76	87	110

Total assets	$5,511	$5,829	$6,296

Trust accrued expense and other liabilities at fair value	$28	$28	$30
Trust securities at fair value	2,373	2,522	2,919

Total liabilities	$2,401	$2,550	$2,949

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

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $210 million as of June 30, 2012. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

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

At June 30, 2012, the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value are shown in the following table:

June 30, 2012 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Trust loans and	$2,653	Discounted cash flow	Prepayment speed	4.00 - 26.00% (10.22%)
portfolio loans			Expected credit losses	2.00 - 80.00% (52.34%)
accounted for at fair			Discount rate	3.00 - 8.10% (5.30%)
value			Expected defaults	8.00 - 20.64% (12.40%)

Trust securities	2,373	Discounted cash flow	Discount rate	2.10 - 6.90% (4.80%)

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of June 30, 2012. At June 30, 2012, loans held by the trusts with unpaid principal balances of $39 million ($37 million on a fair value basis) and portfolio loans at fair value with unpaid principal balances of $2 million ($2 million on a fair value basis) were 90 days or more past due. Loans held by the trusts aggregating $16 million ($15 million on a fair value basis) were in nonaccrual status, while portfolio loans at fair value in nonaccrual status aggregated to less than $1 million on both a contractual amount and fair value basis.

June 30, 2012 in millions	Contractual Amount	Fair Value

ASSETS
Portfolio loans	$70	$73
Trust loans	2,712	2,580
Trust other assets	31	31

LIABILITIES
Trust securities	$2,772	$2,373
Trust other liabilities	28	28

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value, as well as the portfolio loans that are measured at fair value on a recurring basis.

June 30, 2012 in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$73	$73
Trust loans	—	—	2,580	2,580
Trust other assets	—	—	31	31

Total assets on a recurring basis at fair value	—	—	$2,684	$2,684

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$2,373	$2,373
Trust other liabilities	—	—	28	28

Total liabilities on a recurring basis at fair value	—	—	$2,401	$2,401

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts for the six-month period ended June 30, 2012.

in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities

Balance at January 1, 2012	$76	$2,726	$34	$2,522	$28
Gains (losses) recognized in earnings (a)	(1)	39	—	59	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(2)	(185)	(3)	(208)	—

Balance at June 30, 2012	$73	$2,580	$31	$2,373	$28

(a)	Gains (losses) on the Trust Student Loans and Trust Securities were driven primarily by fair value adjustments.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2012	2011	2012	2011

Noninterest income	—	—	—	$1
Noninterest expense	$1	—	$9	1

Income (loss) before income taxes	(1)	—	(9)	—
Income taxes	—	—	(3)	—

Income (loss) from discontinued operations, net of taxes	$(1)	—	$(6)	—

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

in millions	June 30, 2012	December 31, 2011	June 30, 2011

Cash and due from banks	$22	$31	$32

Total assets	$22	$31	$32

Accrued expense and other liabilities	—	—	$1

Total liabilities	—	—	$1

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2012	2011	2012	2011

Net interest income	$30	$35	$61	$71
Provision for loan and lease losses	2	30	6	62

Net interest income (expense) after provision for loan and lease losses	28	5	55	9
Noninterest income	(2)	(11)	(20)	(20)
Noninterest expense	10	9	27	21

Income (loss) before income taxes	16	(15)	8	(32)
Income taxes	6	(6)	3	(12)

Income (loss) from discontinued operations, net of taxes (a)	$10	$(9)	$5	$(20)

(a)	Includes after-tax charges of $12 million and $12 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $26 million and $25 million for the six-month periods ended June 30, 2012 and 2011, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

in millions	June 30, 2012	December 31, 2011	June 30, 2011

Cash and due from banks	$22	$31	$32
Trust loans at fair value	2,580	2,726	3,100
Portfolio loans at fair value	73	76	—
Loans, net of unearned income of ($2), ($2) and $1	2,830	3,010	3,161
Less: Allowance for loan and lease losses	79	104	109

Net loans	5,404	5,708	6,152
Trust accrued income and other assets at fair value	31	34	34
Accrued income and other assets	76	87	110

Total assets	$5,533	$5,860	$6,328

Trust accrued expense and other liabilities at fair value	$28	$28	$31
Trust securities at fair value	2,373	2,522	2,919

Total liabilities	$2,401	$2,550	$2,950

12.  Contingent Liabilities and Guarantees

Legal Proceedings

The following provides information on material developments in our legal proceedings during the quarter. Additional information on our legal proceedings is available in our 2011 Annual Report on Form 10-K, Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on pages 175-177, and in our Form 10-Q for the period ended March 31, 2012, Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on page 60.

Austin Related Claims.

Acquisition-related claim. KeyCorp was named as a defendant in an action filed in June 2011 by the former owners of Austin in the United States District Court for the Northern District of Ohio. This acquisition-related lawsuit concerned an alleged breach of contract by KeyCorp under the purchase and sale agreement between the plaintiffs and KeyCorp, which related to our original purchase of Austin. The parties settled and, on April 30, 2012, the court entered a stipulation of dismissal of the litigation. The settlement amount was immaterial and paid out of existing reserves.

Monday litigation. As previously reported, KeyCorp and certain current and former directors and officers were named as defendants in the shareholder derivative lawsuit captioned Warren Monday, et al., v. Henry L. Meyer III, et al. (“Monday”), filed in the United States District Court for the Northern District of Ohio. As previously reported, plaintiffs filed a notice of appeal after the court dismissed the lawsuit in late 2011. While the matter was pending on appeal, the parties agreed to a settlement, subject to the approval of the court. On June 20, 2012, the court entered an order preliminarily approving the settlement and providing for notice to shareholders. The “Notice of Proposed Settlement in Monday v. Meyer Shareholder Derivative Action,” which sets forth the terms of the proposed settlement, is available at www.key.com/ir by clicking on “corporate governance.” A fairness hearing is scheduled for August 6, 2012.

Taylor and Metyk litigation. As previously reported, KeyCorp and certain of its directors and employees were named as defendants in two putative class actions filed in Ohio federal court styled Taylor v. KeyCorp, et al., and Wildes v. KeyCorp, et al. The plaintiffs in these cases sought to represent a class of all participants in our 401(k) Savings Plan and alleged that the defendants in the lawsuit breached fiduciary duties owed to them under ERISA. These cases were substantively consolidated with each other and proceeded styled Taylor v. KeyCorp, et al. (“Taylor”). Plaintiffs’ consolidated complaint continued to name certain employees as defendants but no longer named any outside directors. On May 25, 2012, the federal court of appeals affirmed the trial court’s decision dismissing Taylor for lack of standing. The court of appeals did not address Key’s cross-appeal.

Following the trial court’s dismissal of Taylor on August 12, 2010, two putative class actions with similar allegations and causes of action were filed, on September 21, 2010, in Ohio federal court. These two putative class action lawsuits were substantively consolidated with each other and are proceeding styled Thomas Metyk, et al. v. KeyCorp, et al. (“Metyk”). Metyk had been stayed due to the pendency of the appeals in Taylor. On June 25, 2012, the court lifted the stay. We strongly disagree with the allegations asserted against us and intend to vigorously defend against them.

Other litigation. In the ordinary course of business, we are subject to various other litigation, investigations and administrative proceedings. These other matters may involve claims for substantial monetary relief. Due to the complex nature of these various other matters, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information presently known to us, we do not believe there is any other matter to which we are a party, or involving any of our properties that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter, or a combination of matters, may be material to our results of operation for a particular period, depending upon the size of the loss or our income for that particular period.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2012. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 177 of our 2011 Annual Report on Form 10-K.

June 30, 2012 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded

Financial guarantees:
Standby letters of credit	$10,137	$52
Recourse agreement with FNMA	973	9
Return guarantee agreement with LIHTC investors	55	55
Written put options (a)	1,993	60
Default guarantees	3	1

Total	$13,161	$177

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2012, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At June 30, 2012, our standby letters of credit had a remaining weighted-average life of 3.0 years, with remaining actual lives ranging from less than one year to as many as eleven years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At June 30, 2012, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of six years, and the unpaid principal balance outstanding of loans sold by us as a participant was $3.0 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at June 30, 2012. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $55 million at June 30, 2012, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments. A majority of these payments are due and payable within the next twelve months.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At June 30, 2012, our written put options had an average life of 1.8 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds (i.e., the commercial loan client). We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payment obligations by entering into offsetting positions with third parties.

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

Liquidity facilities that support asset-backed commercial paper conduits. At June 30, 2012, we did not have any liquidity facilities remaining outstanding with any unconsolidated third-party commercial paper conduit. The liquidity facility, which expired during the second quarter of 2012, obligated us to provide aggregate funding of up to a certain amount in the event that a credit market disruption or other factors prevented the conduit from issuing commercial paper.

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

13.  Trust Preferred Securities Issued by Unconsolidated Subsidiaries

We own the outstanding common stock of business trusts formed by us that issued corporation-obligated mandatorily redeemable trust preferred securities. The trusts used the proceeds from the issuance of their trust preferred securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the mandatorily redeemable trust preferred securities.

We unconditionally guarantee the following payments or distributions on behalf of the trusts:

¿	required distributions on the trust preferred securities;

¿	the redemption price when a capital security is redeemed; and

¿	the amounts due if a trust is liquidated or terminated.

The Dodd-Frank Act changes the regulatory capital standards that apply to BHCs by requiring the phase-out of the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. This three-year phase-out period, which commences January 1, 2013, ultimately will require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital. On June 12, 2012, the Federal Reserve, the FDIC, and the OCC jointly announced three notices of proposed rulemaking (each an “NPR”) that would revise and replace the agencies’ current capital rules in a manner consistent with implementing the final framework for strengthening international capital and liquidity regulation (“Basel III”) adopted by the Basel Committee on Banking Supervision (the “Basel Committee”). One NPR proposes rules implementing the phase-out of trust preferred securities as Tier 1 capital, consistent with the Dodd-Frank Act, as part of the implementation of Basel III. A more thorough discussion of current rulemaking underway in the U.S. to implement Basel III is in the “Supervision and Regulation” portion of this report.

As of June 30, 2012, the trust preferred securities issued by the KeyCorp capital trusts represent $339 billion or 3.5% of our total qualifying Tier 1 capital, net of goodwill. During the quarter, the announcement of the redemptions of the trust preferred securities issued by KeyCorp Capital VII and KeyCorp Capital X resulted in such securities no longer qualifying as Tier 1 capital. On July 12, 2012, we completed the redemption in full of the securities issued by KeyCorp Capital VII and X, with an aggregate liquidation preference of $707 million.

The trust preferred securities, common stock and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount	(a)	Common Stock	Principal Amount of Debentures, Net of Discount	(b)	Interest Rate of Trust Preferred Securities and Debentures	(c)	Maturity of Trust Preferred Securities and Debentures

June 30, 2012
KeyCorp Capital I	$156		$6	$162		1.208%		2028
KeyCorp Capital II	116		4	120		6.875		2029
KeyCorp Capital III	151		4	155		7.750		2029
KeyCorp Capital VII(e)	189		5	194		5.700		2035
KeyCorp Capital X (d), (e)	589		—	589		8.000		2068

Total	$1,201		$19	$1,220		6.616%		—

December 31, 2011	$1,206		$19	$1,225		6.610%		—

June 30, 2011	$1,912		$26	$1,935		6.570%		—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $155 million at June 30, 2012, $160 million at December 31, 2011, and $121 million at June 30, 2011. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem these debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); and July 16, 1999 (for debentures owned by KeyCorp Capital III). If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of debentures shown above includes adjustments related to hedging with financial instruments totaling $155 million at June 30, 2012, $160 million at December 31, 2011, and $118 million at June 30, 2011.

(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II, KeyCorp Capital III, KeyCorp Capital VII, and KeyCorp Capital X are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. The total interest rates are weighted-average rates.

(d)	In connection with the issuances of these trust preferred securities, KeyCorp entered into a replacement capital covenant. On April 16, 2012, KeyCorp commenced a consent solicitation from the holders of record as of April 10, 2012, of the outstanding 5.70% trust preferred securities of KeyCorp Capital VII to terminate the Replacement Capital Covenant, dated as of February 27, 2008, as amended (the “RCC”) by KeyCorp in favor of and for the benefit of each Covered Debt holder (as defined in such RCC). On April 27, 2012, KeyCorp announced that, effective as of April 26, 2012, a majority of the holders of record of the trust preferred securities in liquidation amount of KeyCorp Capital VII consented to terminate the RCC. Pursuant to the terms of the consent solicitation, the termination of the RCC became effective on April 26, 2012.

(e)	On June 12, 2012, KeyCorp announced the redemption, in full, of 5.70% trust preferred securities of KeyCorp Capital VII and 8.000% enhanced trust preferred securities of KeyCorp Capital X. On July 12, 2012, KeyCorp completed such redemptions.

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

The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2012	2011	2012	2011

Interest cost on PBO	$12	$14	$24	$28
Expected return on plan assets	(18)	(20)	(36)	(40)
Amortization of losses	4	3	8	6

Net pension cost	$(2)	$(3)	$(4)	(6)

Other Postretirement Benefit Plans

We sponsor a retiree healthcare plan in which all employees age 55 with five years of service (or employees age 50 with 15 years of service who are terminated under conditions that entitle them to a severance benefit) are eligible to participate. Participant contributions are adjusted annually. Key may provide a subsidy towards the cost of coverage for certain employees hired before 2001 with a minimum of 15 years of service at the time of termination. We also maintain a death benefit plan that provides a death benefit for a very limited number of (i) former Key employees who retired from their employment with Key prior to 1994; (ii) former Key employees who elect a grandfathered pension benefit under the KeyCorp Cash Balance Pension Plan; and (iii) Key employees who otherwise were provided a historical death benefit at the time of their termination. The death benefit plan is noncontributory. We use separate VEBA trusts to fund the healthcare plan and the death benefit plan.

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2012	2011	2012	2011

Interest cost on APBO	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(2)

Net postretirement benefit cost	—	—	—	—

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

15.  Shareholders’ Equity

Comprehensive Capital Plan

On January 9, 2012, we submitted to the Federal Reserve and provided to the OCC under the annual CCAR process our 2012-2013 Comprehensive Capital Plan. At its March 2012 meeting, our Board authorized the purchase in the open market or through privately negotiated transactions of up to $312 million of our Common Shares. This authorization was expressly in addition to any amounts remaining under preexisting authority. Pursuant to our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve, KeyCorp had authority to purchase up to $344 million of our Common Shares, including $312 million for general repurchase and up to $32 million for repurchase in connection with employee elections under our compensation and benefit programs.

During the second quarter of 2012, we completed $82 million of Common Share repurchases from shareholders on the open market, and $3 million of Common Share repurchases from employees in connection with employee elections under our compensation and benefit programs, pursuant to this plan. Following completion of these repurchases, we have remaining authority to repurchase up to $259 million of our Common Shares, including up to $230 million for general repurchase and up to $29 million for repurchase in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2013.

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

Individuals are provided branch-based deposit and investment products, personal finance services and loans, including residential mortgages, home equity, and various types of installment loans. In addition, financial, estate and retirement planning, and asset management services are offered to assist high-net-worth clients with their banking, trust, portfolio management, insurance, charitable giving, and related needs.

Small businesses are provided deposit, investment and credit products, and business advisory services. Mid-sized businesses are provided products and services that include commercial lending, cash management, equipment leasing, investment and employee benefit programs, succession planning, access to capital markets, derivatives, and foreign exchange.

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

The table on the following pages shows selected financial data for our two major business segments for the three- and six- month periods ended June 30, 2012 and June 30, 2011. This table is accompanied by supplementary information for our Key Corporate Bank business segment.

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

¿	Capital is assigned based on our assessment of economic risk factors (primarily credit, operating, and market risk) directly attributable to each line of business.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in our organizational structure.

Three months ended June 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2012	2011	2012	2011

SUMMARY OF OPERATIONS
Net interest income (TE)	$348	$374	$182	$176
Noninterest income	189	185	210	215

Total revenue (TE) (a)	537	559	392	391
Provision (credit) for loan and lease losses	11	79	4	(76)
Depreciation and amortization expense	9	10	13	19
Other noninterest expense	467	437	205	188

Income (loss) from continuing operations before income taxes (TE)	50	33	170	260
Allocated income taxes and TE adjustments	9	(1)	62	95

Income (loss) from continuing operations	41	34	108	165
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	41	34	108	165
Less: Net income (loss) attributable to noncontrolling interests	—	—	3	1

Net income (loss) attributable to Key	$41	$34	$105	$164

AVERAGE BALANCES (b)
Loans and leases	$27,043	$26,242	$18,532	$17,168
Total assets (a)	30,638	29,687	22,715	21,468
Deposits	48,253	47,719	12,409	10,195

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$50	$79	$9	$29
Return on average allocated equity (b)	5.73%	4.22%	23.61%	28.26%
Return on average allocated equity	5.73	4.22	23.61	28.26
Average full-time equivalent employees (c)	8,757	8,504	2,257	2,191

Six months ended June 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2012	2011	2012	2011

SUMMARY OF OPERATIONS
Net interest income (TE)	$701	$752	$369	$362
Noninterest income	365	371	424	434

Total revenue (TE) (a)	1,066	1,123	793	796
Provision (credit) for loan and lease losses	13	90	17	(97)
Depreciation and amortization expense	19	19	26	39
Other noninterest expense	914	874	423	396

Income (loss) from continuing operations before income taxes (TE)	120	140	327	458
Allocated income taxes and TE adjustments	21	25	119	168

Income (loss) from continuing operations	99	115	208	290
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	99	115	208	290
Less: Net income (loss) attributable to noncontrolling interests	—	—	3	—

Net income (loss) attributable to Key	$99	115	$205	290

AVERAGE BALANCES (b)
Loans and leases	$26,830	26,277	$18,558	17,421
Total assets (a)	30,416	29,713	22,789	21,607
Deposits	48,011	47,912	11,982	10,736

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$99	$155	$34	$104
Return on average allocated equity (b)	6.82%	7.11%	22.30%	23.78%
Return on average allocated equity	6.82	7.11	22.30	23.78
Average full-time equivalent employees (c)	8,738	8,441	2,256	2,173

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2012	2011	2012	2011	2012	2011	2012	2011

$12	$13	$542	$563	$2	$7	$544	$570
87	55	486	455	(1)	(1)	485	454

99	68	1,028	1,018	1	6	1,029	1,024
6	(10)	21	(7)	—	(1)	21	(8)
2	5	24	34	35	35	59	69
19	20	691	645	(36)	(34)	655	611

72	53	292	346	2	6	294	352
16	9	87	103	(24)	(3)	63	100

56	44	205	243	26	9	231	252
—	—	—	—	10	(9)	10	(9)

56	44	205	243	36	—	241	243
2	2	5	3	—	—	5	3

$54	$42	$200	$240	$36	$—	$236	$240

$3,804	$4,985	$49,379	$48,395	$67	$59	$49,446	$48,454
26,862	28,965	80,215	80,120	705	1,266	80,920	81,386
510	801	61,172	58,715	(109)	(174)	61,063	58,541

$18	$26	$77	$134	—	—	$77	$134
31.57%	20.82%	15.02%	15.12%	2.20%	1.13%	9.00%	10.45%
31.57	20.82	15.02	15.12	3.05	—	9.40	10.07
6	23	11,020	10,718	4,435	4,631	15,455	15,349

Other Segments		Total Segments		Reconciling Items		Key
2012	2011	2012	2011	2012	2011	2012	2011

$27	$46	$1,097	$1,160	$6	$14	$1,103	$1,174
176	115	965	920	(8)	(9)	957	911

203	161	2,062	2,080	(2)	5	2,060	2,085
33	(35)	63	(42)	—	(6)	63	(48)
5	10	50	68	69	75	119	143
40	44	1,377	1,314	(79)	(76)	1,298	1,238

125	142	572	740	8	12	580	752
24	32	164	225	(20)	(7)	144	218

101	110	408	515	28	19	436	534
—	—	—	—	5	(20)	5	(20)

101	110	408	515	33	(1)	441	514
2	11	5	11	—	—	5	11

$99	$99	$403	$504	$33	$(1)	$436	$503

$3,997	$5,139	$49,385	$48,837	$53	$44	$49,438	$48,881
26,723	30,157	79,928	81,477	765	1,355	80,693	82,832
498	786	60,491	59,434	(144)	(148)	60,347	59,286

$45	$69	$178	$328	—	$(1)	$178	$327
28.73%	24.29%	14.83%	15.54%	1.23%	1.00%	8.63%	10.16%
28.73	24.29	14.83	15.54	1.45	(.05)	8.73	9.77
5	43	10,999	10,657	4,431	4,669	15,430	15,326

Supplementary information (Key Corporate Bank lines of business)

		Real Estate Capital and											Institutional and
Three months ended June 30,		Corporate Banking Services					Equipment Finance						Capital Markets
dollars in millions		2012		2011			2012			2011			2012			2011

Total revenue (TE)	$	176	$	156		$	57		$	63		$	159		$	172
Provision (credit) for loan and lease losses		5		(49)			6			(30)			(7)			3
Noninterest expense		63		50			37			45			118			112
Net income (loss) attributable to Key		65		97			9			30			31			37
Average loans and leases		7,343		7,713			4,886			4,545			6,303			4,910
Average loans held for sale		337		229			23			—			154			73
Average deposits		9,190		7,371			7			12			3,212			2,812
Net loan charge-offs		7		26			4			2			(2)			1
Net loan charge-offs to average loans		.38%		1.35	%		.33	%		.18	%		(.13)	%		.08%
Nonperforming assets at period end	$	186	$	245		$	33		$	39		$	29		$	55
Return on average allocated equity		30.90%		31.13	%		14.48	%		35.81	%		17.99	%		20.00%
Average full-time equivalent employees		950		902			464			511			843			778

		Real Estate Capital and											Institutional and
Six months ended June 30,		Corporate Banking Services					Equipment Finance						Capital Markets
dollars in millions		2012		2011			2012			2011			2012			2011

Total revenue (TE)	$	337	$	324		$	122		$	126		$	334		$	346
Provision (credit) for loan and lease losses		4		(39)			4			(56)			9			(2)
Noninterest expense		122		118			75			98			252			219
Net income (loss) attributable to Key		129		154			27			53			49			83
Average loans and leases		7,521		8,146			4,833			4,583			6,204			4,692
Average loans held for sale		314		185			23			2			174			102
Average deposits		8,705		7,987			7			9			3,270			2,740
Net loan charge-offs		23		91			9			12			2			1
Net loan charge-offs to average loans		.61%		2.25	%		.37	%		.53	%		.06	%		.04
Nonperforming assets at period end	$	186	$	245		$	33		$	39		$	29		$	55
Return on average allocated equity		29.15%		22.72	%		20.88	%		31.34	%		14.10	%		22.29%
Average full-time equivalent employees		951		892			466			516			839			765

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of June 30, 2012 and 2011, the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2012 and 2011, and the related consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of Key’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Cleveland, Ohio	/s/ Ernst & Young LLP
August 2, 2012

Item 2.  Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year to date periods ended June 30, 2012 and 2011. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

References to our “2011 Annual Report on Form 10-K” refer to our Annual Report on Form 10-K for the year ended December 31, 2011, which has been filed with the SEC and is available on its website (www.sec.gov) or on our website (www.key.com/ir).

Terminology

Throughout this discussion, references to “Key,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association.

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

¿

For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Economic Overview” that begins on page 38 of our 2011 Annual Report on Form 10-K, the regulators conduct a review of capital adequacy for each of the country’s nineteen largest banking institutions, including KeyCorp. This regulatory assessment began in 2009 and continued during 2010, 2011 and into 2012. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity. For a detailed explanation of total capital, Tier 1 capital and Tier 1 common equity and how they are calculated see the section entitled “Capital.”

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Basis of Presentation”).

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2012		2011			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2012	2011

FOR THE PERIOD
Interest income	$662	$684	$698	$705	$726	$1,346	$1,486
Interest expense	124	131	141	156	162	255	325
Net interest income	538	553	557	549	564	1,091	1,161
Provision (credit) for loan and lease losses	21	42	(22)	10	(8)	63	(48)
Noninterest income	485	472	414	483	454	957	911
Noninterest expense	714	703	717	692	680	1,417	1,381
Income (loss) from continuing operations before income taxes	288	280	276	330	346	568	739
Income (loss) from continuing operations attributable to Key	226	205	207	234	249	431	523
Income (loss) from discontinued operations, net of taxes(a)	10	(5)	(7)	(17)	(9)	5	(20)
Net income (loss) attributable to Key	236	200	200	217	240	436	503
Income (loss) from continuing operations attributable to Key common shareholders	221	199	201	229	243	420	427
Income (loss) from discontinued operations, net of taxes(a)	10	(5)	(7)	(17)	(9)	5	(20)
Net income (loss) attributable to Key common shareholders	231	194	194	212	234	425	407

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.21	$.21	$.24	$.26	$.44	$.47
Income (loss) from discontinued operations, net of taxes(a)	.01	(.01)	(.01)	(.02)	(.01)	.01	(.02)
Net income (loss) attributable to Key common shareholders(d)	.24	.20	.20	.22	.25	.45	.44
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.23	$.21	$.21	$.24	$.26	$.44	$.46
Income (loss) from discontinued operations, net of taxes — assuming dilution(a)	.01	(.01)	(.01)	(.02)	(.01)	.01	(.02)
Net income (loss) attributable to Key common shareholders — assuming dilution(d)	.24	.20	.20	.22	.25	.45	.44
Cash dividends paid	.05	.03	.03	.03	.03	.08	.04
Book value at period end	10.43	10.26	10.09	10.09	9.88	10.43	9.88
Tangible book value at period end	9.45	9.28	9.11	9.10	8.90	9.45	8.90
Market price:
High	8.54	8.82	7.89	8.48	9.10	8.82	9.77
Low	6.80	7.26	5.59	5.63	7.82	6.80	7.82
Close	7.74	8.50	7.69	5.93	8.33	7.74	8.33
Weighted-average common shares outstanding (000)	944,648	949,342	948,658	948,702	947,565	946,995	914,911
Weighted-average common shares and potential common shares outstanding (000)	948,087	953,971	951,684	950,686	952,133	951,029	920,162

AT PERIOD END
Loans	$49,605	$49,226	$49,575	$48,195	$47,840	$49,605	$47,840
Earning assets	71,899	72,796	73,729	74,167	73,447	71,899	73,447
Total assets	86,523	87,431	88,785	89,262	88,782	86,523	88,782
Deposits	62,167	61,494	61,956	61,032	60,410	62,167	60,410
Long-term debt	7,521	8,898	9,520	10,717	10,997	7,521	10,997
Key common shareholders’ equity	9,864	9,808	9,614	9,610	9,428	9,864	9,428
Key shareholders’ equity	10,155	10,099	9,905	9,901	9,719	10,155	9,719

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.12%	1.02%	1.01%	1.14%	1.23%	1.07%	1.27%
Return on average common equity	9.06	8.25	8.26	9.52	10.51	8.66	9.67
Net interest margin (TE)	3.06	3.16	3.13	3.09	3.19	3.11	3.22

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.10%	.93%	.91%	.98%	1.10%	1.01%	1.14%
Return on average common equity	9.47	8.04	7.97	8.82	10.12	8.76	9.22
Net interest margin (TE)	2.99	3.08	3.04	3.02	3.11	3.03	3.14
Loan to Deposit(c)	86.38	86.97	87.00	85.71	86.10	86.38	86.10

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.74%	11.55%	11.16%	11.09%	10.95%	11.74%	10.95%
Tangible Key shareholders’ equity to tangible assets	10.78	10.60	10.21	10.15	10.00	10.78	10.00
Tangible common equity to tangible assets(b)	10.44	10.26	9.88	9.82	9.67	10.44	9.67
Tier 1 common equity(b)	11.63	11.55	11.26	11.28	11.14	11.63	11.14
Tier 1 risk-based capital	12.45	13.29	12.99	13.49	13.93	12.45	13.93
Total risk-based capital	15.83	16.68	16.51	17.05	17.88	15.83	17.88
Leverage	11.35	12.12	11.79	11.93	12.13	11.35	12.13

TRUST AND BROKERAGE ASSETS
Assets under management	$49,149	$52,633	$51,732	$51,584	$59,253	$49,149	$59,253
Nonmanaged and brokerage assets	23,912	33,021	30,639	28,007	29,472	23,912	28,472

OTHER DATA
Average full-time-equivalent employees	15,455	15,404	15,381	15,490	15,349	15,430	15,326
Branches	1,062	1,059	1,058	1,063	1,048	1,062	1,048

(a)	In April 2009, we decided to wind down the operations of Austin, an investment subsidiary that specialized in managing hedge fund investments for its institutional customer base. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank.

(b)	See Figure 5 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity” and “Tier 1 common equity.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(c)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

(d)	EPS may not foot due to rounding.

Forward-looking Statements

From time to time, we have made or will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “plan,” “expect,” “anticipate,” “intend,” “project,” “believe,” “estimate,” or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results, or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed with or furnished to the SEC. In addition, we may make forward-looking statements orally to analysts, investors, representatives of the media, and others.

Forward-looking statements by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. Factors that could cause actual results to differ from those described in our forward-looking statements include, but are not limited to:

•

the economic recovery could lose momentum or face challenges resulting in a further recession, and we, in turn, could face difficulties effectively dealing with an economic slowdown or uncertainty in the markets;

•	the Dodd-Frank Act and other reforms will subject us to a variety of new and more stringent legal and regulatory requirements, including increased scrutiny from our regulators;

•	changes in local, regional, and international business, economic or political conditions in the regions where we operate or have significant assets;

•	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

•	adverse changes in credit quality trends;

•	our ability to determine accurate values of certain assets and liabilities;

•	adverse behaviors in foreign exchange rates, securities, public debt, and capital markets, including changes in market liquidity and volatility;

•

our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	adequacy of our risk management program;

•	reduction of the credit ratings assigned to KeyCorp and KeyBank;

•	increased competitive pressure due to industry consolidation;

•	our ability to timely and effectively implement our strategic initiatives;

•	changes in investor sentiment, consumer spending, or saving behavior;

•	unanticipated adverse affects of acquisitions and dispositions of assets, business units, or affiliates;

•	our ability to attract and/or retain talented executives and employees;

•

operational or risk management failures due to technological, cybersecurity threats, including any denial of service attacks, or our ability to effectively respond and mitigate such threats, or other factors;

•	changes in accounting principles or in tax laws, rules, and regulations;

•	adverse judicial proceedings;

•	occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate; and

•	other risks and uncertainties summarized in Part 1, Item 1A: Risk Factors in our 2011 Annual Report on Form 10-K.

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

Economic overview

During the second quarter of 2012, the economic recovery slowed considerably after a robust first quarter. Job creation in the U.S. weakened as employers were reluctant to add workers amidst several economic uncertainties. The U.S. added only 225,000 jobs in the second quarter of 2012, compared to the 677,000 jobs created in the first quarter of 2012. This addition was the weakest quarter of job creation since the third quarter of 2010. The average unemployment rate for the second quarter of 2012 fell to 8.2%, a slight decrease from the first quarter of 2012 average of 8.3%, but fairly elevated from the 10-year historical average of 6.6%. Employer confidence in the economic recovery had been stable through May 2012, but edged down to a new low in June 2012.

The uncertainty in the macroeconomic environment and weakness in the labor market contributed to a slowdown of consumer spending during the second quarter of 2012. The average monthly rate of consumer spending was unchanged in the second quarter of 2012, compared to an average increase of 0.5% in the first quarter of 2012. However, inflationary pressures have softened as consumer prices increased 1.9% for the second quarter of 2012, down slightly from the 2.8% increase seen in the first quarter 2012. Gasoline prices, which had been one of the major contributors to elevated prices, fell 15.3% in June 2012, from levels seen in March 2012, and 6.7% from a year earlier.

Despite the weakness in the job market and consumer spending, the real estate market was resilient in the second quarter of 2012. New home sales in June 2012 were up 15.1% from the same month last year, while the median price of new homes declined by 3.2% over the same period. Foreclosures continue to fall from historically high levels, relieving pressure off existing home sales. Foreclosures are down 11.2% since the second quarter of last year. Existing home sales in June 2012, were up 4.5% from the same month last year, while the median price of existing homes rose by 7.9% over the same period. Building activity also picked up as housing starts at the end of the second quarter of 2012 rose 23.6% from one year ago.

The Federal Reserve acknowledged the slowing of the economy and kept the federal funds target rate near zero in the second quarter of 2012 while maintaining its stance that the current economic conditions warrant keeping the rate at an exceptionally low level for an extended period. The Federal Open Market Committee also decided to extend its program known as “Operation Twist” through the end of the calendar year 2012. This program involves the Federal Reserve purchasing U.S. Treasury securities with longer maturities while selling U.S. Treasury securities with shorter maturities, in an attempt to lower longer-term borrowing rates to businesses and consumers. The continuation of the maturity extension program, known as Operation Twist, put downward pressure on longer-term interest rates sending the ten-year Treasury yield down 0.56% from 2.21% at March 31, 2012 to 1.65% at June 30, 2012. The thirty-year Treasury yield, which began the quarter at 3.34%, declined 0.58% to close the quarter at 2.76%. The benchmark two-year Treasury yield fell 0.03% from 0.33% at March 31, 2012 to 0.30% at June 30, 2012. The Federal Open Market Committee has made it apparent they are prepared to take further action, as appropriate, to promote a stronger economic recovery.

Long-term financial goals

Our long-term financial goals are as follows:

¿	Target a loan to core deposit ratio range of 90% to 100%;

¿	Return to a moderate risk profile by targeting a net charge-off ratio range of .40% to .50%;

¿	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and ratio of noninterest income to total revenue of greater than 40%;

¿	Create positive operating leverage and target an efficiency ratio in the range of 60 to 65%; and

¿	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the second quarter of 2012.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics(a)	2Q12	Targets	Action Plans
Core funded	Loan to deposit ratio (b)	86%	90-100%	• Leverage integrated model to grow relationships and loans
• Improve deposit mix
Returning to a moderate	NCOs to average loans	.63%	.40-.50%	• Focus on relationship clients
risk profile				• Exit noncore portfolios
• Limit concentrations
• Focus on risk-adjusted returns
Growing high quality, diverse revenue streams	Net interest margin	3.06%	> 3.50%	• Improve funding mix
• Focus on risk-adjusted returns
	Noninterest income	47%	> 40%	• Grow client relationships
	to total revenue			• Leverage Key’s total client solutions and cross-selling capabilities
Creating positive operating leverage				• Improve efficiency and effectiveness
	Efficiency ratio	69%	60 - 65%	• Leverage technology
• Change cost base to more variable from fixed
Executing our strategies	Return on average assets	1.12%	1.00-1.25%	• Execute our client insight-driven relationship model
• Focus on operating leverage
• Improved funding mix with lower cost core deposits

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Strategic developments

We initiated the following actions during the first six months of 2012 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 39 of our 2011 Annual Report on Form 10-K.

¿

We recently announced company-wide initiatives to improve efficiency. These initiatives have targeted $150 to $200 million in expense reductions by December 2013, which will be fully reflected in our run rate in 2014. We are changing our cost structure to be more variable and aligned with our operating environment by focusing on organizational design, strategic sourcing and branch rationalization. Using our current levels of revenue and expense, these initiatives are intended to move us to our long-term efficiency ratio target range of 60% to 65%.

¿

As previously reported, on July 13, 2012, we completed our acquisition of 37 retail banking branches in Buffalo and Rochester, NY. We added approximately $2.1 billion in deposits associated with these branches and loans of approximately $260 million. Additionally, as part of this acquisition, we will be adding credit card receivables of approximately $70 million in September 2012. This acquisition represents new opportunities for us to improve profitability by further leveraging our existing cost structure across a larger base. The liquidity provided by this acquisition can be used to pay maturing debt and fund organic growth.

¿

During the second quarter of 2012, we took advantage of the low interest rate environment and nontaxable treatment of gains – pursuant to a previous settlement with the IRS – through the early termination of leveraged leases. These terminations resulted in gains in noninterest income of $31 million, offset by $13 million in net interest income write-offs of fees and capitalized loan origination costs. We anticipate additional early termination activities in the second half of 2012.

¿

During the second quarter of 2012, we continued our commitment to disciplined capital management. We completed repurchases of $82 million Common Shares, representing 10.5 million shares from shareholders on the open market, and of $3 million of Common Shares, representing .4 million shares from employees in connection with employee elections under our compensation and benefit programs, pursuant to a repurchase program authorized by our Board of Directors. This program was also included in our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve. With the repurchases completed during 2012, we have remaining authority to repurchase up to $259 million of our Common Shares, including up to $230 million for general repurchase and up to $29 million for repurchase in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2013. Additionally, at the regular May Board meeting the Board declared a quarterly cash dividend of $.05 per share, representing an increase from $.03 per share from the prior quarter, and subsequently, at the regular July Board meeting, the Board declared a third quarter cash dividend of $.05 per share payable on September 14, 2012 to shareholders of record on August 28, 2012.

¿	On July 12, 2012, KeyCorp redeemed trust preferred securities issued by KeyCorp Capital VII and KeyCorp Capital X totaling approximately $707 million.

We will continue to make investments that align with our growth strategy. At the same time we believe we will develop a cost structure that is more efficient and variable so we can adapt more readily to economic, regulatory and competitive changes.

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

Figure 3 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended June 30, 2012 dollars in millions	Rocky Mountains and Northwest	Great Lakes	Northeast	Nonregion	(a)		Total

Average deposits	$15,943	$15,398	$14,343	$2,569			$48,253
Percent of total	33.1%	31.9%	29.7%	5.3		%	100.0%

Average commercial loans	$5,374	$3,866	$2,871	$2,461			$14,572
Percent of total	36.9%	26.5%	19.7%	16.9		%	100.0%

Average home equity loans	$4,348	$2,510	$2,400	$101			$9,359
Percent of total	46.5%	26.8%	25.6%	1.1		%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Key Community Bank regions.

Key Corporate Bank includes three lines of business that operate nationally, within and beyond our 14-state branch network: Real Estate Capital and Corporate Banking Services; Equipment Finance; and Institutional and Capital Markets.

The Real Estate Capital and Corporate Banking Services business consists of two business units.

¿

Real Estate Capital professionals who are located in select markets across the country provide financial services for public and private owners, investors, and developers of nonowner-occupied commercial real estate properties. In addition to direct loans, this business unit is a Fannie Mae Delegated Underwriter and Servicer, Freddie Mac Program Plus Seller/Servicer, and FHA-approved mortgagee. KeyBank Real Estate Capital is also one of the nation’s largest and highest rated commercial mortgage servicers. Figure 17, which appears later in this report in the “Loans and loans held for sale” section, shows the diversity of our commercial real estate lending business based on industry type and location.

¿

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

¿

KeyBanc Capital Markets provides commercial lending, treasury management, investment banking, derivatives, foreign exchange, equity and debt underwriting and trading, and syndicated finance products and services, primarily to emerging and middle-market companies in the Industrial, Consumer, Real Estate, Energy, Technology, and Healthcare sectors. This business unit’s focused industry expertise and its consistent, integrated team approach help our clients achieve their strategic objectives.

¿

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

Supervision and Regulation

Regulatory reform developments

On July 21, 2010, the Dodd-Frank Act was signed into law. This Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures, and better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of systemically important financial companies (including nonbank financial companies), such as KeyCorp and KeyBank. The Dodd-Frank Act implements numerous and far-reaching changes across the financial landscape affecting financial companies, including banks and BHCs such as Key. Further discussion concerning the Dodd-Frank Act and the risks that it presents to Key is available in our 2011 Annual Report on Form 10-K under the heading “II. Compliance Risks” beginning on page 15 in Item 1A “Risk Factors.” A number of proposed rules referenced in our prior reports continue to remain pending. The following provides a summary of pertinent regulatory developments relating to the Dodd-Frank Act or that relate to our results this quarter.

Stress Testing

On May 17, 2012, the Federal Reserve, the FDIC, and the OCC published final supervisory guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets, including KeyCorp and KeyBank. Such tests are required by the Dodd-Frank Act. In addition to the annual stress testing requirement, under the proposal, these banks and BHCs would also be subject to certain reporting and disclosure requirements. KeyCorp and KeyBank will each be required to conduct their first stress test under this requirement and report results to our regulators in January 2013.

Interchange fees

As previously reported, the Federal Reserve approved Regulation II, Debit Card Interchange Fees and Routing (“Regulation II”), which limits debit card issuer interchange fees for electronic debit transactions and implements provisions of the Dodd-Frank Act. The relevant portions of Regulation II became effective on October 1, 2011. Our debit interchange revenue for the six months ended June 30, 2012 was $28 million, compared to $55 million for the same period in 2011, which is consistent with our expectations originally reported in our Form 10-Q for the period ended September 30, 2011.

Enhanced prudential standards and early remediation requirements

On January 5, 2012, the Federal Reserve published in the Federal Register its proposed rule on Enhanced Prudential Standards and Early Remediation Requirements for covered companies, as part of its efforts to implement a regulatory scheme pursuant to the Dodd-Frank Act applicable to systemically important financial companies. The proposed rule provides more specific requirements to complement the Federal Reserve’s existing efforts to enhance the supervisory framework for covered companies. The proposed rule applies to U.S. BHCs with consolidated assets of $50 billion or more, like KeyCorp, and includes a wide range of measures addressing issues such as capital, liquidity, credit exposure limits, stress testing, risk management and early remediation. Comments to this proposed rule were due by April 30, 2012.

U.S. Implementation of Basel III

On June 12, 2012, the Federal Reserve, FDIC, and OCC issued a joint release announcing three separate NPRs seeking comment on proposed rules that would revise and replace their current capital rules in a manner consistent both with relevant provisions of the Dodd-Frank Act as well as the implementation of Basel III. The comment period on these NPRs ends on September 7, 2012. Also on June 12, 2012, these agencies announced the finalization of their market risk capital rule proposed in 2011. This final rule becomes effective on January 1, 2013.

One NPR (the “Basel III NPR”) proposes the majority of the revisions to international capital standards in Basel III, including a more restrictive definition of regulatory capital (such as providing for the phase-out of trust preferred securities by January 1, 2016), higher minimum regulatory capital requirements, and the imposition of capital conservation and countercyclical capital buffers. It also proposes limitations on certain distributions and discretionary bonuses as well as revisions to the agencies’ prompt corrective action regulations. Another NPR (the “Standardized Approach NPR”) proposes new methodologies for determining risk-weighted assets, such as by expanding the number and type of exposure categories, providing a more comprehensive recognition of collateral and guarantees, and introducing or applying more risk-sensitive treatment for certain exposures (including certain high-volatility commercial real estate, corporate, equity, foreign, securitization, derivative, residential mortgage, and 90 day or more past due exposures). It also proposes detailed qualitative and quantitative public disclosure requirements relating to capital adequacy. The final NPR (the “Advanced Approaches

NPR”) proposes to revise the current advanced approaches risk-based capital rule to incorporate certain aspects of Basel III as well as certain other revisions to the Basel capital framework published by the Basel Committee between 2009-2011. While KeyCorp and KeyBank are subject to the Basel III and Standardized Approach NPRs, they are not subject to the Advanced Approaches NPR.

The NPRs are consistent with the discussion of the Basel III capital framework in our 2011 Annual Report on Form 10-K. The Basel III NPR provides that implementation of the Basel III final capital framework will commence January 1, 2013, with minimum capital ratios and prompt corrective action requirements implemented by January 1, 2015, and the capital conservation buffer phased-in from January 1, 2016 through January 1, 2019.

New Minimum Capital Requirements

Beginning January 2013, banking organizations subject to the Basel III and Standardized Approach NPRs, like KeyCorp and KeyBank, would be required to meet the following minimum capital and leverage ratios – 3.5% common equity Tier 1 to risk weighted assets, 4.5% Tier 1 capital to risk-weighted assets, 8.0% total capital to risk-weighted assets and 4% Tier 1 capital to average consolidated assets minus amounts deducted from Tier 1 capital. The implementation of a capital conservation buffer, effectively raising the minimum capital requirements, will begin on January 1, 2016, at 0.625% and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

When fully phased-in on January 1, 2019, the Basel III capital framework will require KeyCorp and KeyBank to maintain: (a) a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”; (b) a Tier 1 capital to risk-weighted assets ratio of at least 6%, plus the capital conservation buffer; (c) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (d) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average consolidated assets minus amounts deducted from Tier 1 capital. Thus, when the capital conservation buffer is fully phased-in, minimum ratios will effectively be: 7% for Tier 1 common equity, 8.5% for Tier 1 capital, and 10.5% for total capital, with a 4% leverage ratio.

At June 30, 2012, we had a Tier 1 common equity ratio of 11.63% under current Basel I. A pro forma analysis at June 30, 2012, under the fully phased-in Basel III NPR and the Standardized Approach NPR, which include adjustments to eligible Tier 1 capital as well as modifications in the calculation of risk-weighted assets, determined that our pro forma capital ratios are as follows: Tier 1 common equity - 10.90%, Tier 1 - 11.20% and total capital ratio - 14.80%.

“Well-Capitalized” Standards

Pursuant to the Basel III and Standardized Approach NPRs, upon completion of the phase-in period of the new capital standards (but prior to the commencement of the phase-in of any of the capital conservation buffer), on January 1, 2015, a well-capitalized bank under the proposed prompt corrective action guidelines would be required to maintain a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%.

Given our strong capital position, should the Basel III NPR and the Standardized Approach NPR be adopted as final rules, we expect to be able to satisfy such requirements.

Highlights of Our Performance

Financial performance

For the second quarter of 2012, we announced net income from continuing operations attributable to Key common shareholders of $221 million, or $.23 per Common Share. Our second quarter of 2012 results compare to net income from continuing operations attributable to Key common shareholders of $243 million, or $.26 per Common Share, for the second quarter of 2011. For the six months ended June 30, 2012, net income from continuing operations attributable to Key common shareholders was $420 million, or $.44 per common share, compared to $427 million or $.46 per common share for the same period one year ago. The results for the six months ended June 30, 2011, included a deemed dividend of $49 million, or $.06 per diluted Common Share, related to the accelerated amortization of the discount on the repurchased preferred shares from the U.S. Treasury.

The second quarter 2012 results reflect another quarter of loan growth, continued improvement in credit quality, and disciplined expense control.

Our taxable-equivalent net interest income was $544 million for the second quarter of 2012, and the net interest margin was 3.06%. These results compare to taxable-equivalent net interest income of $570 million and a net interest margin of 3.19% for the second quarter of 2011. This decrease was due in part to a $13 million reduction to net interest income from the write-off of fees as well as capitalized loan origination costs associated with the early termination of leveraged leases, resulting in a seven basis point decline in the net interest margin. Additionally, the decrease in net interest income and net interest margin resulted from the continuation of the low-rate environment contracting the spread between lending rates and funding costs.

Noninterest income was $485 million for the second quarter of 2012, compared to $454 million for the year-ago quarter. This increase was attributable to gains on leased equipment of $31 million compared to the same period one year ago, primarily related to the early terminations of leveraged leases.

Our noninterest expense was $714 million for the second quarter of 2012, compared to $680 million for the same period last year. The increase is due to an expense of $6 million in the provision (credit) for losses on lending-related commitments versus a credit of $12 million for the same period one year ago. OREO expense increased $10 million, and personnel expense increased $9 million due to increased hiring of client-facing personnel and annual merit increases. Business services and professional fees also increased $7 million, partially related to the company-wide efficiency initiatives, and marketing expense was $7 million higher as a result of the spring home equity loan campaign and Key’s acquisition of 37 branches in Upstate New York, which closed on July 13. These increases in noninterest expenses were partially offset by a $10 million decrease in operating lease expense compared to the same period one year ago.

Quarterly average loans were $49.4 billion for the second quarter of 2012, an increase of $992 million compared to the second quarter of 2011. Commercial, financial and agricultural average loans grew by $3.2 billion over the year-ago quarter, with nearly half of the growth in our Institutional Banking line of business. This growth was partially offset by declines in the commercial real estate portfolio, the equipment lease portfolios resulting from the early termination of certain leveraged leases in the exit portfolio, and run-off of consumer loans in the designated exit portfolio.

Our quarterly average deposits totaled $61.1 billion for the second quarter of 2012, an increase of $2.5 billion compared to the year-ago quarter. Most of the growth came from demand deposits, as increases in interest-bearing liquid deposits were largely offset by reductions in time deposit balances.

Our provision for loan and lease losses was a charge of $21 million for the second quarter of 2012, compared to a credit of $8 million for the year-ago quarter. Our allowance for loan and lease losses was $888 million, or 1.79% of total period-end loans at June 30, 2012, compared to 2.57% at June 30, 2011.

Nonperforming assets at June 30, 2012, totaled $751 million and represented 1.51% of portfolio loans and OREO and other nonperforming assets, compared to $950 million and 1.98%, respectively, at June 30, 2011. Nonperforming assets continued to decrease during the second quarter of 2012, representing the eleventh consecutive quarterly decline. Nonperforming home equity loans increased during the second quarter of 2012 due to additional information on the past due status of first mortgages serviced by others where we hold the home equity loan. Our nonperforming home equity loans increased by approximately $37 million during the second quarter of 2012, of which $36 million was attributable to performing home equity second liens at June 30, 2012, that are: subordinate to first liens that are 120 days or more past due; in foreclosure; or when the first mortgage delinquency timeframe is unknown. We do not look for a similar increase in the future. Our outlook for credit quality during the second half of 2012 remains consistent from the first quarter of 2012. We continue to anticipate modest improvement in both asset quality and net charge-offs, with net charge-offs continuing to migrate to our long-term target of 40 to 50 basis points of average loans.

During the first half of 2012, we originated approximately $18.6 billion in new or renewed lending commitments to consumers and businesses, an increase of $2.2 billion from the same period one year ago.

Our capital ratios continue to remain strong. Our tangible common equity, Tier 1 common equity and Tier 1 risk-based capital ratios at June 30, 2012, are 10.44%, 11.63%, and 12.45%, respectively, compared to 9.67%, 11.14%, and 13.93%, respectively, at June 30, 2011. Our capital priorities remain as follows:

¿	maintain strong capital for organic growth;

¿	increase the dividend;

¿	return capital to our shareholders through share repurchases; and

¿	remain disciplined around opportunities to invest in our business model and our franchise.

On July 19, 2012, we announced a number of efficiency initiatives. These initiatives build upon our Keyvolution program and will enhance our competitive position by lowering our cost structure and aligning it with our current operating environment. We have set a target of reducing expenses in the amount of $150 to $200 million by the end of 2013 with the full run-rate benefit realized in 2014. This expense target will require us to look at the structural nature of our costs and is necessary to address the changing economics that we and others in the industry are facing from government pricing controls and the extended low rate environment. These initiatives should enable us to scale up and down to changes in customer demand and preferences. Additionally, we will continue to make investments for future growth and to ensure we can meet the ever changing regulatory demands.

Figure 4 shows our continuing and discontinued operating results for the current, past and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 4. Results of Operations

	Three months ended			Six months ended
in millions, except per share amounts	6-30-12	3-31-12	6-30-11	6-30-12	6-30-11

Summary of operations
Income (loss) from continuing operations attributable to Key	$226	$205	$249	$431	$523
Income (loss) from discontinued operations, net of taxes (a)	10	(5)	(9)	5	(20)

Net income (loss) attributable to Key	$236	$200	$240	$436	$503

Income (loss) from continuing operations attributable to Key	$226	$205	$249	$431	$523
Less: Dividends on Series A Preferred Stock	5	6	6	11	12
Cash dividends on Series B Preferred Stock	—	—	—	—	31
Amortization of discount on Series B Preferred Stock (b)	—	—	—	—	53

Income (loss) from continuing operations attributable to Key common shareholders	221	199	243	420	427
Income (loss) from discontinued operations, net of taxes (a)	10	(5)	(9)	5	(20)

Net income (loss) attributable to Key common shareholders	$231	$194	$234	$425	$407

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.21	$.26	$.44	$.46
Income (loss) from discontinued operations, net of taxes (a)	.01	(.01)	(.01)	.01	(.02)

Net income (loss) attributable to Key common shareholders (c)	$.24	$.20	$.25	$.45	$.44

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of these decisions, we have accounted for these businesses as discontinued operations. The income (loss) from discontinued operations for the periods presented was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	Includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(c)	Earnings per share may not foot due to rounding.

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

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since the commencement of the CCAR process in early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 risk-based capital known as Tier 1 common equity, a non-GAAP financial measure. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. This increased focus on Tier 1 common equity is also present in the Basel Committee’s final Basel III framework for strengthening international capital and liquidity regulation, which U.S. regulators have recently proposed to implement in the near future. The enactment of the Dodd-Frank Act also changes the regulatory capital standards that apply to BHCs by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities as Tier 1 eligible capital. This three year phase-out period, which commences January 1, 2013, will ultimately result in our trust preferred securities being treated only as Tier 2 capital. The Supervision and Regulation section of this report contains information about the Basel III NPR, which provides for this three year phase-out period.

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

Figure 5. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions, except per share amounts	6-30-12	3-31-12	6-30-11

Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$10,155	$10,099	$9,719
Less: Intangible assets	932	932	936
Preferred Stock, Series A	291	291	291

Tangible common equity (non-GAAP)	$8,932	$8,876	$8,492

Total assets (GAAP)	$86,523	$87,431	$88,782
Less: Intangible assets	932	932	936

Tangible assets (non-GAAP)	$85,591	$86,499	$87,846

Tangible common equity to tangible assets ratio (non-GAAP)	10.44%	10.26%	9.67%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	$10,155	$10,099	$9,719
Qualifying capital securities	339	1,046	1,791
Less: Goodwill	917	917	917
Accumulated other comprehensive income (loss) (a)	(109)	(70)	47
Other assets (b)	71	69	157

Total Tier 1 capital (regulatory)	9,615	10,229	10,389
Less: Qualifying capital securities	339	1,046	1,791
Preferred Stock, Series A	291	291	291

Total Tier 1 common equity (non-GAAP)	$8,985	$8,892	$8,307

Net risk-weighted assets (regulatory) (b)	$77,236	$76,956	$74,578

Tier 1 common equity ratio (non-GAAP)	11.63%	11.55%	11.14%

Pre-provision net revenue
Net interest income (GAAP)	$538	$553	$564
Plus: Taxable-equivalent adjustment	6	6	6
Noninterest income	485	472	454
Less: Noninterest expense	714	703	680

Pre-provision net revenue from continuing operations (non-GAAP)	$315	$328	$344

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans since its adoption.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $75 million at June 30, 2011, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at June 30, 2012 and March 31, 2012.

Results of Operations

Net interest income

One of our principal sources of revenue is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:

¿	the volume, pricing, mix and maturity of earning assets, and interest-bearing liabilities;

¿	the volume and value of net free funds, such as noninterest-bearing deposits and equity capital;

¿	the use of derivative instruments to manage interest rate risk;

¿	interest rate fluctuations and competitive conditions within the marketplace; and

¿	asset quality.

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

Our taxable-equivalent net interest income was $544 million for the second quarter of 2012, and the net interest margin was 3.06%. These results compare to taxable-equivalent net interest income of $570 million and a net interest margin of 3.19% for the second quarter of 2011. This decrease was due in part to a $13 million reduction to net interest income from the write-off of fees as well as capitalized loan origination costs associated with the early termination of leveraged leases, resulting in a seven basis point decline in the net interest margin. Additionally, the decrease in net interest income and net interest margin resulted from the continuation of the low-rate environment contracting the spread between lending rates and funding costs.

We expect the net interest margin to increase during the second half of 2012 to the 3.20% range as a result of our second quarter of 2012 debt maturities, scheduled third quarter of 2012 maturities of our higher costing certificates of deposit, and the July 12, 2012, redemption of trust preferred securities. Part of the benefit associated with lower funding costs will be offset by continuation of repricing of assets to current market rates.

Average earning assets for the second quarter of 2012, totaled $71.9 billion, compared to $72.0 billion for the second quarter of 2011. This slight decline was primarily due to decreases in our average available-for-sale securities offset by increases in our average held-to-maturity securities, average loans and average short-term investments. We held higher short-term investment balances in anticipation of the late second quarter of 2012 debt maturities.

As shown in Figure 6, the yield for the commercial lease financing was impacted by the early termination of leveraged leases, which resulted in the write off of $13 million of fees and capitalized loan origination costs.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	Second Quarter 2012					First Quarter 2012
dollars in millions	Average Balance	Interest	(a)	Yield/ Rate	(a)	Average Balance	Interest	(a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural	$20,132	$190		3.80	%	$19,638	$194		3.98%
Real estate — commercial mortgage	7,613	85		4.50		7,993	89		4.48
Real estate — construction	1,216	14		4.64		1,284	16		4.86
Commercial lease financing	5,700	51		3.55		5,846	58		3.97
Total commercial loans	34,661	340		3.94		34,761	357		4.12
Real estate — residential mortgage	1,990	24		4.91		1,950	25		5.04
Home equity:
Key Community Bank	9,359	94		4.04		9,173	93		4.08
Other	493	9		7.66		521	10		7.68
Total home equity loans	9,852	103		4.23		9,694	103		4.27
Consumer other — Key Community Bank	1,247	29		9.20		1,193	28		9.61
Consumer other:
Marine	1,595	26		6.29		1,714	27		6.28
Other	101	2		8.49		118	2		7.79
Total consumer other	1,696	28		6.42		1,832	29		6.38
Total consumer loans	14,785	184		4.99		14,669	185		5.07
Total loans	49,446	524		4.26		49,430	542		4.41
Loans held for sale	585	5		3.43		581	5		3.62
Securities available for sale (b), (e)	13,865	105		3.13		15,259	116		3.15
Held-to-maturity securities (b)	3,493	17		1.98		2,251	12		2.08
Trading account assets	768	5		3.01		808	6		2.72
Short-term investments	2,608	2		.29		1,898	1		.29
Other investments (e)	1,177	10		3.21		1,169	8		2.78
Total earning assets	71,942	668		3.74		71,396	690		3.91
Allowance for loan and lease losses	(928)					(968)
Accrued income and other assets	9,906					10,038
Discontinued assets — education lending business	5,633					5,757
Total assets	$86,553					$86,223

LIABILITIES
NOW and money market deposit accounts	$29,106	13		.18		$28,328	15		.21
Savings deposits	2,085	—		.03		1,997	—		.06
Certificates of deposit ($100,000 or more) (f)	3,858	27		2.85		4,036	29		2.91
Other time deposits	5,645	30		2.13		6,035	33		2.19
Deposits in foreign office	759	1		.24		769	—		.25
Total interest-bearing deposits	41,453	71		.69		41,165	77		.76
Federal funds purchased and securities sold under repurchase agreements	1,880	1		.20		1,850	1		.21
Bank notes and other short-term borrowings	468	2		1.80		490	2		1.53
Long-term debt (f), (g)	5,463	50		4.01		6,161	51		3.61
Total interest-bearing liabilities	49,264	124		1.02		49,666	131		1.07
Noninterest-bearing deposits	19,610					18,466
Accrued expense and other liabilities	1,927					2,325
Discontinued liabilities — education lending business (d), (g)	5,633					5,757
Total liabilities	76,434					76,214
EQUITY
Key shareholders’ equity	10,100					9,992
Noncontrolling interests	19					17
Total equity	10,119					10,009
Total liabilities and equity	$86,553					$86,223

Interest rate spread (TE)				2.72	%				2.84%
Net interest income (TE) and net interest margin (TE)		544		3.06	%		559		3.16%

TE adjustment (b)		6					6
Net interest income, GAAP basis		$538					$553

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (d) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

Fourth Quarter 2011					Third Quarter 2011					Second Quarter 2011
Average Balance	Interest	(a)	Yield/ Rate	(a)	Average Balance	Interest	(a)	Yield/ Rate	(a)	Average Balance	Interest	(a)	Yield/ Rate	(a)

$18,323	$179		3.88	%	$17,381	$175		3.98	%	$16,922	$174		4.13	%
8,090	92		4.48		7,978	89		4.47		8,460	95		4.47
1,380	16		4.68		1,545	18		4.46		1,760	19		4.44
5,982	69		4.62		6,045	72		4.80		6,094	75		4.93

33,775	356		4.19		32,949	354		4.27		33,236	363		4.38
1,918	24		5.15		1,853	25		5.23		1,818	24		5.33

9,280	96		4.10		9,388	97		4.12		9,441	97		4.13
553	11		7.68		582	11		7.69		611	12		7.66

9,833	107		4.30		9,970	108		4.33		10,052	109		4.35
1,191	30		9.62		1,169	28		9.60		1,151	27		9.39

1,820	29		6.35		1,928	30		6.29		2,051	32		6.20
127	2		7.87		139	3		7.89		146	3		7.81

1,947	31		6.44		2,067	33		6.40		2,197	35		6.31

14,889	192		5.12		15,059	194		5.14		15,218	195		5.13

48,664	548		4.47		48,008	548		4.54		48,454	558		4.61
440	4		3.36		341	3		3.75		376	3		3.72
16,790	128		3.16		18,165	141		3.16		19,005	149		3.19
1,648	9		2.12		354	2		2.59		19	—		10.72
736	5		2.72		869	5		2.45		893	9		3.96
2,929	1		.26		3,348	3		.25		1,913	1		.23
1,181	9		2.98		1,190	9		2.94		1,328	12		3.24

72,388	704		3.90		72,275	711		3.93		71,988	732		4.09
(1,057)					(1,176)					(1,279)
9,942					10,360					10,677
5,912					6,079					6,350

$87,185					$87,538					$87,736

$27,722	15		.22		$26,917	18		.26		$26,354	19		.29
1,964	—		.06		1,980	—		.06		1,981	1		.06
4,275	32		2.97		4,762	36		3.03		5,075	38		3.02
6,505	37		2.24		6,942	40		2.28		7,330	42		2.31
650	1		.25		675	1		.28		869	—		.34

41,116	85		.82		41,276	95		.91		41,609	100		.97

1,747	1		.25		1,724	1		.28		2,089	2		.27
471	2		1.87		598	3		1.85		672	3		1.96
7,020	53		3.21		7,777	57		3.14		7,576	57		3.26

50,354	141		1.12		51,375	156		1.21		51,946	162		1.27
18,464					17,624					16,932
2,496					2,612					2,767
5,912					6,079					6,350

77,226					77,690					77,995

9,943					9,831					9,561
16					17					180

9,959					9,848					9,741

$87,185					$87,538					$87,736

			2.78	%				2.72	%				2.82	%

	563		3.13	%		555		3.09	%		570		3.19	%

	6					6					6

	$557					$549					$564

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 7 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 7. Components of Net Interest Income Changes from Continuing Operations

	From three months ended June 30, 2011 to three months ended June 30, 2012				From six months ended June 30, 2011 to six months ended June 30, 2012
in millions	Average Volume	Yield/ Rate	Net Change	(a)	Average Volume	Yield/ Rate	Net Change	(a)

INTEREST INCOME
Loans	$11	$(45)	$(34)		$13	$(81)	$(68)
Loans held for sale	2	—	2		3	—	3
Securities available for sale	(39)	(5)	(44)		(84)	(10)	(94)
Held-to-maturity securities	—	17	17		29	(1)	28
Trading account assets	(1)	(3)	(4)		(3)	(2)	(5)
Short-term investments	—	1	1		—	1	1
Other investments	(1)	(1)	(2)		(3)	(3)	(6)

Total interest income (TE)	(28)	(36)	(64)		(45)	(96)	(141)

INTEREST EXPENSE
NOW and money market deposit accounts	2	(8)	(6)		3	(13)	(10)
Savings deposits	—	(1)	(1)		—	(1)	(1)
Certificates of deposit ($100,000 or more)	(9)	(2)	(11)		(20)	(5)	(25)
Other time deposits	(9)	(3)	(12)		(20)	(6)	(26)
Deposits in foreign office	—	1	1		—	—	—

Total interest-bearing deposits	(16)	(13)	(29)		(37)	(25)	(62)
Federal funds purchased and securities sold under repurchase agreements	—	(1)	(1)		—	(1)	(1)
Bank notes and other short-term borrowings	(1)	—	(1)		(2)	—	(2)
Long-term debt	(18)	11	(7)		(22)	17	(5)

Total interest expense	(35)	(3)	(38)		(61)	(9)	(70)

Net interest income (TE)	$7	$(33)	$(26)		$16	$(87)	$(71)

(a) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

Our noninterest income was $485 million for the second quarter of 2012, compared to $454 million for the year-ago quarter, an increase of $31 million, or 6.8%. Gains on leased equipment increased $31 million due primarily to early terminations in the leverage lease portfolio, net gains from loan sales increasing by $21 million, letter of credit and loan fees increasing $9 million as well as increases in various other items. These increases were partially offset by a $12 million decrease in operating lease income, an $11 million decrease in trust and investment services income and a $14 million decline in electronic banking fees as a result of government pricing controls on debit transactions that went into effect on October 1, 2011.

For the six months ended June 30, 2012, noninterest income increased $46 million, or 5.0%, from the same period one year ago. Gains on leased equipment increased $54 million due primarily to early terminations in the leverage lease portfolio, net gains from loan sales increased $24 million, and other income increased $23 million. These increases were partially offset by a $25 million decrease in operating lease income and a $27 million decline in electronic banking fees as a result of government pricing controls on debit transactions that went into effect on October 1, 2011.

Figure 8. Noninterest Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Trust and investment services income	$102	$113	$(11)	(9.7)%	$211	$223	$(12)	(5.4)%
Service charges on deposit accounts	70	69	1	1.4	138	137	1	.7
Operating lease income	20	32	(12)	(37.5)	42	67	(25)	(37.3)
Letter of credit and loan fees	56	47	9	19.1	110	102	8	7.8
Corporate-owned life insurance income	30	28	2	7.1	60	55	5	9.1
Net securities gains (losses)	—	2	(2)	N/M	—	1	(1)	N/M
Electronic banking fees	19	33	(14)	(42.4)	36	63	(27)	(42.9)
Gains on leased equipment	36	5	31	620.0	63	9	54	600.0
Insurance income	11	14	(3)	(21.4)	23	29	(6)	(20.7)
Net gains (losses) from loan sales	32	11	21	190.9	54	30	24	80.0
Net gains (losses) from principal investing	24	17	7	41.2	59	52	7	13.5
Investment banking and capital markets income	37	42	(5)	(11.9)	80	85	(5)	(5.9)
Other income	48	41	7	17.1	81	58	23	39.7

Total noninterest income	$485	$454	$31	6.8%	$957	$911	$46	5.0%

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 9. During the second quarter of 2012, and for the six months ended June 30, 2012, trust and investment services income decreased as compared to the same periods one year ago due to lower income from institutional asset management and custody fees.

Figure 9. Trust and Investment Services Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Brokerage commissions and fee income	$32	$33	$(1)	(3.0)%	$68	$65	$3	4.6%
Personal asset management and custody fees	39	40	(1)	(2.5)	78	78	—	—
Institutional asset management and custody fees	31	40	(9)	(22.5)	65	80	(15)	(18.8)

Total trust and investment services income	$102	$113	$(11)	(9.7)%	$211	$223	$(12)	(5.4)%

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2012, our bank, trust and registered investment advisory subsidiaries had assets under management of $49.1 billion, compared to $59.3 billion at June 30, 2011. As shown in Figure 10, the decrease was primarily attributable to reductions in the equity, securities lending, and money market portfolios, partially offset from growth in fixed income assets under management. The decline in the equity portfolio was due in part to asset outflows and a decline in the market. The previously announced plan to liquidate the Victory Money Market Mutual Funds was completed in late April 2012. The assets in these funds were transferred back to Key in the form of nontime deposits, alternative investments, other Money Market Mutual Funds, or the assets were transferred back to the clients. Our securities lending business has been declining due to our de-emphasis of this business resulting in lower transaction volumes, client departures, and fewer assets under management. The liquidation of our portfolio of hedge funds is attributable to our second quarter 2009 decision to wind down the operations of Austin (results included in discontinued operations).

Figure 10. Assets Under Management

	2012		2011
in millions	Second	First	Fourth	Third	Second

Assets under management by investment type:
Equity	$30,366	$33,306	$30,086	$29,176	$37,423
Securities lending	4,292	4,640	4,950	5,622	5,445
Fixed income	11,814	11,561	10,684	10,359	10,251
Money market	2,677	3,126	5,850	6,231	5,903
Hedge funds(a)	—	—	162	196	231

Total	$49,149	$52,633	$51,732	$51,584	$59,253

Proprietary mutual funds included in assets under management:
Money market	—	$514	$3,503	$3,936	$3,818
Equity	$5,692	6,339	6,014	5,870	7,735
Fixed income	1,736	1,524	1,096	1,219	1,053

Total	$7,428	$8,377	$10,613	$11,025	$12,606

(a)	Hedge funds are related to the discontinued operations of Austin.

Operating lease income

Operating lease income decreased $12 million, or 37.5%, for the second quarter of 2012 and decreased $25 million, or 37.3%, for the six months ended June 30, 2012 in our Equipment Finance line of business due to product run-off. Accordingly, as shown in Figure 12, operating lease expense also declined.

Investment banking and capital markets income (loss)

As shown in Figure 11, income from investment banking and capital markets activities decreased $5 million, or 11.9%, from the year ago quarter and $5 million, or 5.9%, from the six-month period ended one year ago.

Investment banking income had no change compared to the year ago quarter while it decreased $6 million, or 11.8%, when compared to the six-month period ended one year ago. This activity was due to a $14 million decline in equity originations income offset by an $8 million increase in transaction fees.

Income from other investments decreased by $6 million from the year-ago quarter and decreased $3 million from the six-month period ended one year ago due to fluctuations in asset sales made by our Funds Management Group.

Dealer trading and derivatives loss slightly decreased compared to the year-ago quarter. Dealer trading and derivatives income increased $6 million from the six-month period ended one year ago due primarily to improved fixed income sales and derivative income, which more than offset a $13 million increase in the provision for losses related to customer derivatives.

Figure 11. Investment Banking and Capital Markets Income (Loss)

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Investment banking income	$25	$25	—	—	$45	$51	$(6)	(11.8)%
Income (loss) from other investments	4	10	$(6)	(60.0)%	9	12	(3)	(25.0)
Dealer trading and derivatives income (loss), proprietary (a), (b)	(8)	(6)	(2)	N/M	(5)	(8)	3	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	6	3	3	100.0	12	9	3	33.3

Total dealer trading and derivatives income (loss)	(2)	(3)	1	N/M	7	1	6	600.0
Foreign exchange income (loss)	10	10	—	—	19	21	(2)	(9.5)

Total investment banking and capital markets income	$37	$42	$(5)	(11.9)%	$80	$85	$(5)	(5.9)%

(a)	For the quarters ended June 30, 2012 and June 30, 2011, fixed income and equity securities trading comprised the vast majority of this amount. For the quarter ended June 30, 2012, income related to foreign exchange derivative trading, interest rate derivative trading, and credit portfolio management was less than $1 million. For the quarter ended June 30, 2011, income related to foreign exchange and interest rate derivative trading was less than $1 million and was offset by losses from our credit portfolio management activities.

(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon the proposed rulemaking under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule and the rules proposed thereunder are not yet final. Therefore, the ultimate impact of the rules proposed under the Volcker Rule is not yet known.

Other income

Other income increased $7 million, or 17.1%, from the year-ago quarter primarily due to gains on the disposition of previously written down assets offset by decreases in commercial mortgage fees. Other income increased $23 million, or 39.7%, from the six-month period ended one year ago due to the impact of the change in fair value of certain hedge instruments and gains on the disposition of previously written down assets.

Noninterest expense

As shown in Figure 12, noninterest expense was $714 for the second quarter of 2012, compared to $680 million for the year-ago quarter representing an increase of $34 million or 5.0%. The provision (credit) for losses on lending-related commitments was an expense of $6 million compared to a credit of $12 million one year ago. OREO expense increased $10 million, and personnel expense increased $9 million due to increased hiring of client-facing personnel and annual merit increases. Business services and professional fees also increased $7 million, partially related to the new company-wide efficiency initiatives, and marketing expense was $7 million higher as a result of the spring home equity loan campaign and initiatives around our acquisition of 37 branches in Upstate New York. These increases in noninterest expense were partially offset by a $10 million decrease in operating lease expense.

For the six months ended June 30, 2012 noninterest expense increased $36 million, or 2.6%, compared to the same period a year ago. The provision (credit) for losses on lending-related commitments was an expense of $6 million compared to a credit of $16 million one year ago. Personnel expense increased $23 million due to increased hiring of client-facing personnel and annual merit increases. Business services and professional fees also increased $7 million, partially related to the company-wide efficiency initiatives, and marketing expense was $10 million higher partially due to the spring home equity loan campaign. These increases in noninterest expense were partially offset by a $22 million decrease in FDIC assessments and a $21 million decline in operating lease expense.

Figure 12. Noninterest Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Personnel	$389	$380	$9	2.4%	$774	$751	$23	3.1%
Net occupancy	62	62	—	—	126	127	(1)	(.8)
Operating lease expense	15	25	(10)	(40.0)	32	53	(21)	(39.6)
Computer processing	43	42	1	2.4	84	84	—	—
Business services and professional fees	51	44	7	15.9	89	82	7	8.5
FDIC assessment	8	9	(1)	(11.1)	16	38	(22)	(57.9)
OREO expense, net	7	(3)	10	N/M	13	7	6	85.7
Equipment	27	26	1	3.8	53	52	1	1.9
Marketing	17	10	7	70.0	30	20	10	50.0
Provision (credit) for losses on lending-related commitments	6	(12)	18	N/M	6	(16)	22	N/M
Other expense	89	97	(8)	(8.2)	194	183	11	6.0

Total noninterest expense	$714	680	$34	5.0%	$1,417	$1,381	$36	2.6%

Average full-time equivalent employees(a)	15,455	15,349	106	.7%	15,430	15,326	104	.7%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 13, personnel expense, the largest category of our noninterest expense, increased by $9 million, or 2.4%, when compared to the year-ago quarter. This change was due primarily to increased hiring of client-facing personnel and annual merit increases. Personnel expense increased $23 million, or 3.1%, for the six months ended June 30, 2012, compared to the same period a year ago due primarily to increased hiring of client-facing personnel and annual merit increases, which were partially offset by declines in incentive compensation and severance.

Figure 13. Personnel Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Salaries	$245	$228	$17	7.5%	$481	$452	$29	6.4%
Incentive compensation	71	73	(2)	(2.7)	137	146	(9)	(6.2)
Employee benefits	56	58	(2)	(3.4)	121	120	1	.8
Stock-based compensation	13	16	(3)	(18.8)	27	21	6	28.6
Severance	4	5	(1)	(20.0)	8	12	(4)	(33.3)

Total personnel expense	$389	$380	$9	2.4%	$774	$751	$23	3.1%

Operating lease expense

The $10 million decrease in operating lease expense compared to the year-ago quarter and the $21 million decrease in the first six months of 2012 compared to the same period a year ago is attributable to product run-off. Income related to the rental of leased equipment is presented in Figure 8 as “operating lease income.”

FDIC Assessment

FDIC insurance slightly decreased compared to the year-ago quarter and decreased $22 million in the first six months of 2012 as compared to the same period a year ago, as a result of the change in the calculation method for deposit insurance assessments as discussed in the “Deposits and other sources of funds” section under the “The Dodd-Frank Act reform of deposit insurance” heading on page 70 of our 2011 Annual Report on Form 10-K.

Other expense

Other expense is comprised of various miscellaneous expense items. The $8 million decrease in the current quarter compared to the year-ago quarter and the $11 million increase in the six months ended June 30, 2012, compared to the same period a year ago reflect fluctuations in several of those line items.

Income taxes

We recorded tax expense from continuing operations of $57 million for the second quarter of 2012, $75 million for the first quarter of 2012 and $94 million for the second quarter of 2011. For the first six months of 2012, we recorded tax expense from continuing operations of $132 million, compared to tax expense of $205 million for the same period last year.

Our federal tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects and make periodic adjustments to our tax reserves. In addition, during the second quarter and the first six months of 2012, our effective tax rate was lower due to the early termination of certain leveraged leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 12 (“Income Taxes”) on page 165 of our 2011 Annual Report on Form 10-K, and in Note 10 (“Income Taxes”) of this report.

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

Figure 14 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and six-month periods ended June 30, 2012 and 2011.

Figure 14. Major Business Segments - Taxable-Equivalent (TE) Revenue from Continuing Operations and Income

(Loss) from Continuing Operations Attributable to Key

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$537	$559	$(22)	(3.9)%	$1,066	$1,123	$(57)	(5.1)%
Key Corporate Bank	392	391	1	0.3	793	796	(3)	(0.4)
Other Segments	99	68	31	45.6	203	161	42	26.1

Total Segments	1,028	1,018	10	1.0	2,062	2,080	(18)	(0.9)
Reconciling Items	1	6	(5)	(83.3)	(2)	5	(7)	N/M

Total	$1,029	$1,024	$5	0.5%	$2,060	$2,085	$(25)	(1.2)%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$41	$34	$7	20.6%	$99	$115	$(16)	(13.9)%
Key Corporate Bank	105	164	(59)	(36.0)	205	290	(85)	(29.3)
Other Segments	54	42	12	28.6	99	99	—	—

Total Segments	200	240	(40)	(16.7)	403	504	(101)	(20.0)
Reconciling Items	26	9	17	188.9	28	19	9	47.4

Total	$226	$249	$(23)	(9.2)%	$431	$523	$(92)	(17.6)%

Key Community Bank summary of operations

•	Four consecutive quarters of average loan growth
•	Strong spring borrowing campaign drove home equity balances 5% higher during second quarter
•	Continued improvement in deposit mix
•	Net loan charge-offs of 74 basis points at lowest level in four years

As shown in Figure 15, Key Community Bank recorded net income attributable to Key of $41 million for the second quarter of 2012, compared to net income attributable to Key of $34 million for the year-ago quarter.

Taxable-equivalent net interest income declined by $26 million, or 7%, from the second quarter of 2011. Average loans and leases grew 3% while average deposits increased 1% from one year ago. Given the continued low-rate environment, the value derived from deposits was less in the current period compared to the same period one year ago.

Noninterest income increased by $4 million, or 2.2%, from the year-ago quarter. Net gains (losses) from loan sales increased $9 million, and various other miscellaneous items increased $12 million. These increases in noninterest income were partially offset by a $14 million decline in electronic banking fees resulting from government pricing controls on debit transactions that went into effect October 1, 2011.

The provision for loan and lease losses declined by $68 million, or 86.1%, compared to the second quarter of 2011, due to lower net loan charge-offs from the same period one year ago. Net loan charge-offs were $50 million for the second quarter of 2012, down $29 million from the same period one year ago.

Noninterest expense increased by $29 million, or 6.5%, from the year-ago quarter. Key’s acquisition of 37 branches in Upstate New York and the spring home equity loan campaign resulted in increases to marketing and technology expenses. Personnel expense also increased due to the hiring of client-facing personnel and annual merit increases. These increases in noninterest expense were partially offset by decreases in deferred loan origination expense and FDIC deposit insurance assessments from one year ago.

Figure 15. Key Community Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$348	$374	$(26)	(7.0)%	$701	$752	$(51)	(6.8)%
Noninterest income	189	185	4	2.2	365	371	(6)	(1.6)

Total revenue (TE)	537	559	(22)	(3.9)	1,066	1,123	(57)	(5.1)
Provision (credit) for loan and lease losses	11	79	(68)	(86.1)	13	90	(77)	(85.6)
Noninterest expense	476	447	29	6.5	933	893	40	4.5

Income (loss) before income taxes (TE)	50	33	17	51.5	120	140	(20)	(14.3)
Allocated income taxes and TE adjustments	9	(1)	10	N/M	21	25	(4)	(16.0)

Net income (loss) attributable to Key	$41	34	$7	20.6%	$99	$115	$(16)	(13.9)%

AVERAGE BALANCES
Loans and leases	$27,043	$26,242	$801	3.1%	$26,830	$26,277	$553	2.1%
Total assets	30,638	29,687	951	3.2	30,416	29,713	703	2.4
Deposits	48,253	47,719	534	1.1	48,011	47,912	99	.2

Assets under management at period end	$21,116	$19,787	$1,329	6.7%	$21,116	$19,787	$1,329	6.7%

ADDITIONAL KEY COMMUNITY BANK DATA
	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

NONINTEREST INCOME
Trust and investment services income	$47	$46	$1	2.2%	$95	$92	$3	3.3%
Services charges on deposit accounts	59	59	—	—	115	114	1	.9
Electronic banking fees	19	33	(14)	(42.4)	36	63	(27)	(42.9)
Other noninterest income	64	47	17	36.2	119	102	17	16.7

Total noninterest income	$189	$185	$4	2.2%	$365	$371	$(6)	(1.6)%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$23,919	$21,864	$2,055	9.4%	$23,540	$21,674	$1,866	8.6%
Savings deposits	2,078	1,975	103	5.2	2,035	1,938	97	5.0
Certificates of deposits ($100,000 or more)	3,275	4,081	(806)	(19.8)	3,361	4,295	(934)	(21.7)
Other time deposits	5,630	7,315	(1,685)	(23.0)	5,826	7,636	(1,810)	(23.7)
Deposits in foreign office	361	411	(50)	(12.2)	366	405	(39)	(9.6)
Noninterest-bearing deposits	12,990	12,073	917	7.6	12,883	11,964	919	7.7

Total deposits	$48,253	$47,719	$534	1.1%	$48,011	$47,912	$99	.2%

HOME EQUITY LOANS
Average balance	$9,359	$9,441
Weighted-average loan-to-value ratio (at date of origination)	71%	70%
Percent first lien positions	54	53

OTHER DATA
Branches	1,062	1,048
Automated teller machines	1,576	1,564

Key Corporate Bank summary of operations

•	Acquired 166 new clients in the second quarter, up 41% from the first quarter
•	Investment banking and debt placement fees were $69 million, up 17% from the first quarter
•	Average loans up 8% from the prior year and flat to the prior quarter
•	Average deposits up 22% from the prior year and 7% from the prior quarter

As shown in Figure 16, Key Corporate Bank recorded net income attributable to Key of $105 million for the second quarter of 2012, compared to net income attributable to Key of $164 million for the same period one year ago.

Taxable-equivalent net interest income increased by $6 million, or 3.4%, compared to the second quarter of 2011. Average earning assets increased $1.3 billion, or 7%, from the year-ago quarter, resulting in an increase in earning asset spread of $9 million. This increase was partially offset by a decrease in interest-related loan fees.

Noninterest income decreased by $5 million, or 2.3%, from the second quarter of 2011. Decreases in trust and investment services income, operating lease income, and investment banking and capital markets income were partially offset by increases in net gains (losses) from loan sales and letter of credit and loan fees compared to the year-ago quarter.

The provision for loan and lease losses in the second quarter of 2012 was a charge of $4 million compared to a credit of $76 million for the same period one year ago. The charge in the second quarter of 2012 related to the increase in loans and leases, partially offset by continued improvement in the portfolio’s asset quality for the eleventh consecutive quarter. Net loan charge-offs in the second quarter of 2012 were $9 million compared to $29 million for the same period one year ago.

Noninterest expense increased by $11 million, or 5.3%, from the second quarter of 2011. The provision (credit) for losses on lending-related commitments was an expense of $6 million compared to a credit of $13 million one year ago. OREO expense also increased $10 million. These increases in noninterest expense were partially offset by decreases in operating lease expense of $5 million, personnel expense of $4 million, and other operating expenses.

Figure 16. Key Corporate Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$182	$176	6	3.4	$369	$362	$7	1.9%
Noninterest income	210	215	$(5)	(2.3)%	424	434	(10)	(2.3)

Total revenue (TE)	392	391	1	0.3	793	796	(3)	(0.4)
Provision (credit) for loan and lease losses	4	(76)	80	N/M	17	(97)	114	N/M
Noninterest expense	218	207	11	5.3	449	435	14	3.2

Income (loss) before income taxes (TE)	170	260	(90)	(34.6)	327	458	(131)	(28.6)
Allocated income taxes and TE adjustments	62	95	(33)	(34.7)	119	168	(49)	(29.2)

Net income (loss)	108	165	(57)	(34.5)	208	290	(82)	(28.3)
Less: Net income (loss) attributable to noncontrolling interests	3	1	2	200.0	3	—	3	N/M

Net income (loss) attributable to Key	$105	$164	$(59)	(36.0)%	$205	$290	$(85)	(29.3)%

AVERAGE BALANCES
Loans and leases	$18,532	$17,168	$1,364	7.9%	$18,558	$17,421	$1,137	6.5%
Loans held for sale	514	302	212	70.2	511	289	222	76.8
Total assets	22,715	21,468	1,247	5.8	22,789	21,607	1,182	5.5
Deposits	12,409	10,195	2,214	21.7	11,982	10,736	1,246	11.6

Assets under management at period end	$28,033	$39,466	$(11,433)	(29.0)%	$28,033	$39,466	$(11,433)	(29.0)%

ADDITIONAL KEY CORPORATE BANK DATA
	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

NONINTEREST INCOME
Trust and investment services income	$55	$66	$(11)	(16.7)%	$116	$131	$(15)	(11.5)%
Investment banking and debt placement fees	69	57	12	21.1	128	118	10	8.5
Operating lease income and other leasing gains	20	28	(8)	(28.6)	43	57	(14)	(24.6)
Corporate services income	30	27	3	11.1	64	66	(2)	(3.0)
Other noninterest income	36	37	(1)	(2.7)	73	62	11	17.7

Total noninterest income(a)	$210	$215	$(5)	(2.3)%	$424	$434	$(10)	(2.3)%

(a)	Included in “Trust and investment services income”, “Service charges on deposit accounts”, “Operating lease income”, “Letter of credit and loan fees”, “Investment banking and capital markets income (loss)”, “Net gains (losses) from loan sales”, “Gains on leased equipement”, and “Other income” on the consolidated statements of income.

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $54 million for the second quarter of 2012, compared to net income attributable to Key of $42 million for the same period last year. These results were primarily attributable to a $21 million net gain resulting from the early terminations of leveraged leases in the second quarter of 2012 (a $31 million gain on leased equipment less a $10 million charge for the write-off of capitalized loan origination costs). These results were partially offset by an increase in the provision (credit) for loan and lease losses of $16 million compared to one year ago.

Financial Condition

Loans and loans held for sale

At June 30, 2012, and December 31, 2011 total loans outstanding from continuing operations were $49.6 billion, compared to $47.8 billion at June 30, 2011. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at June 30, 2012, December 31, 2011, and June 30, 2011, totaled $5.5 billion, $5.8 billion, and $6.3 billion, respectively. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on pages 116-117 of our 2011 Annual Report on Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $34.6 billion at June 30, 2012, an increase of $1.9 billion, or 5.9%, compared to June 30, 2011.

Commercial, financial and agricultural. Our Commercial, Financial and Agricultural loans, also referred to as “Commercial and Industrial,” represent 41.1% of our total loan portfolio at June 30, 2012, 39.1% at December 31, 2011 and 35.3% at June 30, 2011 and are the largest component of our total loans. These loans are comprised of fixed and variable rate loans to our large, middle market and small business clients. These period end loans increased $3.5 billion or 20.7% from the same period one year ago. This growth in our commercial and industrial portfolio is primarily attributable to our clients in the manufacturing, technology and healthcare industries. We are experiencing growth in new high credit quality loan commitments, and utilization with clients in our middle market segment, and in our Institutional and Capital Markets business. Additionally, we are increasing loans to real estate investment trust (“REIT”) clients. REITs effectively enable us to lend to entities that generally have more diverse cash flows, lower debt levels and better access to the capital markets than private owners or developers.

While our pipelines and pricing are steady, and we continue to add new clients, we are tempered with caution on growth as our clients remain concerned with the slowed economic recovery and uncertainty in the macroeconomic environment in which they operate.

Commercial real estate loans. Our Commercial real estate (“CRE”) lending business is conducted through two primary sources: our 14-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of CRE located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 54.6% of our average year-to-date commercial real estate loans, compared to 57.1% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

CRE loans represent 17.3% of our total loan portfolio at June 30, 2012 compared to 20.3% one year ago. These loans include both owner and nonowner occupied properties which at June 30, 2012 represented 24.8% of our commercial loan portfolio compared to 29.7% one year ago. These loans have decreased $1.1 billion, or 11.5%, to $8.6 billion at June 30, 2012, from $9.7 billion at June 30, 2011. This decrease in our CRE portfolio is due to a slowing economic recovery and our de-risking of the portfolio by changing focus from developers to REIT clients.

Figure 17 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 17, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As shown in Figure 17, at June 30, 2012, our CRE portfolio included mortgage loans of $7.4 billion and construction loans of $1.2 billion, representing 14.9% and 2.4%, respectively, of our total loans. Nonowner-occupied loans represented 11.1% of our total loans and owner-occupied loans represented 6.2% of our total loans. The average size of mortgage loans originated during the second quarter of 2012 was $4.4 million, and our largest mortgage loan at June 30, 2012, had a balance of $73 million. At June 30, 2012, our average construction loan commitment was $3.8 million. Our largest construction loan commitment was $58.7 million, and our largest construction loan amount outstanding was $48.1 million.

Also shown in Figure 17, at June 30, 2012, 63.9% of our commercial real estate loans were for nonowner-occupied properties compared to 65.2% at June 30, 2011. Approximately 18.1% and 22.6% of these loans were construction loans at June 30, 2012 and 2011, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn, rental rates and occupancy would adversely affect our portfolio of construction loans.

Figure 17. Commercial Real Estate Loans

June 30, 2012	Geographic Region							Percent of		Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	Total	Total	Construction	Mortgage

Nonowner-occupied:
Multifamily properties	$255	$143	$169	$355	$230	$178	$1,330	15.5%	$425	$905
Retail properties	207	144	118	225	353	204	1,251	14.6	171	1,080
Health facilities	181	6	157	228	40	185	797	9.3	51	746
Office buildings	153	39	87	172	30	138	619	7.2	67	552
Warehouses	239	36	23	116	89	82	585	6.8	22	563
Hotels/Motels	81	—	23	4	47	15	170	2.0	—	170
Residential properties	26	13	21	47	28	32	167	1.9	104	63
Land and development	13	13	28	8	22	65	149	1.7	136	13
Manufacturing facilities	1	—	1	43	89	3	137	1.6	1	136
Other	97	1	16	17	87	61	279	3.3	13	266

Total nonowner-occupied	1,253	395	643	1,215	1,015	963	5,484	63.9	990	4,494
Owner-occupied	1,301	41	318	671	93	673	3,097	36.1	182	2,915

Total	$2,554	$436	$961	$1,886	$1,108	$1,636	$8,581	100.0%	$1,172	$7,409

Nonowner-occupied:
Nonperforming loans	$15	$47	$5	$23	$64	$14	$168	N/M	$62	$106
Accruing loans past due 90 days or more	—	—	10	5	7	21	43	N/M	43	—
Accruing loans past due 30 through 89 days	10	—	1	—	42	2	55	N/M	33	22

West – Southwest – Central – Midwest – Southeast –

Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming

Arizona, Nevada and New Mexico

Arkansas, Colorado, Oklahoma, Texas and Utah

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

In the first six months of 2012, nonperforming loans related to nonowner-occupied properties decreased by $6 million from December 31, 2011 to $168 million and increased by $5 million when compared to March 31, 2012.

Since June 30, 2011, our nonowner occupied commercial real estate portfolio has been reduced by approximately $837 million, or 13.2%, as many of our clients have taken advantage of opportunities to permanently refinance their loans at historically low interest rates.

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

Commercial lease financing. We conduct commercial lease financing arrangements through our Key Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 16.3% of commercial loans at June 30, 2012, and 18.7% at June 30, 2011.

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

Our concession types are primarily categorized as interest rate reductions, principal deferral, or forgiveness of principal. Loan extensions are sometimes coupled with these primary concession types. As a result of modestly improving economic conditions combined with the restructuring of these loans to provide the optimal opportunity for successful repayment by the borrower, we have seen certain of our restructured loans returning to accrual status and consistent performance under the restructured loan terms for each primary type of concession over the past year.

In cases where the loan terms were extended at less than normal market rates for similar lending arrangements, we have transferred these loans to the Asset Recovery Group for resolution. During the first six months of 2012, there were $143 million of new restructured loans included in nonperforming loans, of which $31 million related to commercial real estate.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4 (“Asset Quality”).

Figure 18 quantifies restructured loans and TDRs.

Figure 18. Commercial TDRs by Note Type and Accrual Status

	June 30,	March 31,	December 31,	September 30,	June 30,
in millions	2012	2012	2011	2011	2011

Commercial TDRs by Note Type

Tranche A	$188	$218	$206	$211	$188
Tranche B	—	—	2	2	3

Total Commercial TDRs	$188	$218	$208	$213	$191

Commercial TDRs by Accrual Status

Nonaccruing	$133	$148	$150	$120	$114
Accruing	55	70	58	93	77

Total Commercial TDRs	$188	$218	$208	$213	$191

Total Commercial and Consumer TDRs	$274	$293	$276	$277	$252

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

Restructured nonaccrual loans may be returned to accrual status based on a current, well documented evaluation of the credit, which would include analysis of the borrower’s financial condition, prospects for repayment under the modified terms and/or alternate sources of repayment such as the value of loan collateral. Establishment of the borrower’s ability to sustain historical repayment performance would require a reasonable period (generally a minimum of six months) prior to the date on which the loan is returned to accrual status. Sustained historical repayment performance for a reasonable time prior to the restructuring may be taken into account. The primary consideration for returning a restructured loan to accrual status is the reasonable assurance that the full contractual principal balance of the loan along with ongoing contractually required interest payments can be expected to be fully repaid. Although our policy is a guideline, considerable judgment is required to review each borrower’s circumstances.

All loans processed as a TDR, including A notes and any non-charged-off B notes, are reported as TDRs during the calendar year in which the restructure took place.

Extensions. Certain commercial loans are modified and extended in the normal course of business for our clients. Project loans are typically refinanced into the permanent commercial loan market at maturity but are sometimes modified and extended, depending on the circumstances. Extension terms take into account the specific circumstances of the client relationship, the status of the project and near-term prospects for both the client and the collateral. In all cases, pricing and loan structure are reviewed and (where necessary) modified to ensure the loan has been priced to achieve a market rate of return and loan terms (i.e., amortization, covenants and term) that are appropriate for the risk. Typical enhancements include one or more of the following: principal paydown, increased amortization, additional collateral, increased guarantees, and/or a cash flow sweep. As previously mentioned, some maturing construction loans have automatic extension options built in and in those cases where the borrower qualifies for the extension option, pricing and loan terms cannot be altered. Most project loans by their nature are “collateral-dependent” as cash flow from the project loans or the sale of the real estate provides for repayment of the loan.

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

As of June 30, 2012, we had $83 million of mortgage and construction loans that had a loan to value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding decreased by $150 million, or 1.0%, from one year ago. Most of the decrease is attributable to our exit portfolio, as shown in Figure 35 in the “Credit risk management” section.

The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 95.2% of this portfolio at June 30, 2012 is derived from our Key Community Bank. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans from our Key Community Bank increased by $170 million, or 1.8%, over the past twelve months as a result of our 2012 spring home equity loan campaign.

As shown in Figure 15, we hold the first lien position for approximately 54% of the Key Community Bank home equity portfolio at June 30, 2012 and June 30, 2011. For consumer loans with real estate collateral, we track borrower performance monthly. Credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan to value ratio regardless of lien position. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 117 of our 2011 Annual Report on Form 10-K.

Regulatory guidance issued in January 2012, addressed specific risks and required actions within home equity portfolios associated with second lien loans. At June 30, 2012, 46% of our home equity portfolio is secured by second lien mortgages. Approximately $4.8 billion of second lien home equity loans were reviewed by a third party service to determine the payment status of the associated first lien. The resulting data identified approximately $36 million or .74% of second lien home equity loans with an associated first lien that is 120 days or more past due; in foreclosure; or when the first mortgage delinquency timeframe is unknown. In conjunction with this regulatory guidance, during the second quarter of 2012 this $36 million of second lien home equity loans that are currently accruing have been included in the nonperforming loan category. The classification of certain of these second liens as nonperforming loans did not have an impact on the ALLL in the second quarter of 2012 because as noted above, we have previously considered the risk characteristics of this portfolio of loans in our loss estimation methodology. On at least a quarterly basis, we will continue to monitor the risk characteristics of these loans when determining the appropriateness of our loss estimation methods. This policy related to the classification of second lien home equity loans was implemented prospectively, and therefore prior periods were not presented.

Figure 19 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 19. Home Equity Loans

	2012			2011

dollars in millions	Second		First	Fourth	Third	Second

SOURCES OF PERIOD END LOANS
Key Community Bank	$9,601		$9,153	$9,229	$9,347	$9,431
Other	479		507	535	565	595

Total	$10,080		$9,660	$9,764	$9,912	$10,026

Nonperforming loans at period end	$158	(a)	$121	$120	$114	$112
Net loan charge-offs for the period	28		30	29	26	37
Yield for the period (b)	4.23%		4.27%	4.30%	4.33%	4.36%

(a)	Includes $36 million of performing home equity second liens at June 30, 2012, that are subordinate to first liens that are 120 days or more past due; in foreclosure; or when the first mortgage delinquency timeframe is unknown. Such second liens are now being reported as nonperforming loans based upon regulatory guidance issued in January 2012.
(b)	From continuing operations.

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

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale decreased to $656 million at June 30, 2012 from $728 million at December 31, 2011 and totaled $381 million at June 30, 2011. There were no loans held for sale related to the discontinued operations of the education lending business at June 30, 2012, December 31, 2011 and June 30, 2011.

At June 30, 2012, loans held for sale included $523 million of commercial mortgages, which increased by $325 million from June 30, 2011, and $90 million of residential mortgage loans, which increased $32 million from June  30, 2011.

Loan sales

As shown in Figure 20, during the first six months of 2012, we sold $1.5 billion of commercial real estate loans, $779 million of residential real estate loans, and $60 million of commercial loans. Most of these sales came from the held-for-sale portfolio.

Figure 20 summarizes our loan sales for the first six months of 2012 and all of 2011.

Figure 20. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total

2012
Second quarter	$24	$808	$26	$379	$1,237
First quarter	36	715	22	400	1,173

Total	$60	$1,523	$48	$779	$2,410

2011
Fourth quarter	$31	$500	—	$404	$935
Third quarter	23	355	—	303	681
Second quarter	18	761	—	250	1,029
First quarter	46	397	—	438	881

Total	$118	$2,013	—	$1,395	$3,526

Figure 21 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been sold.

Figure 21. Loans Administered or Serviced

in millions	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011

Commercial real estate loans	$97,329	$96,519	$99,608	$102,734	$107,077
Commercial lease financing	517	538	521	573	639
Commercial loans	325	313	306	288	277

Total	$98,171	$97,370	$100,435	$103,595	$107,993

In the event of default by a borrower, we are subject to recourse with respect to approximately $973 million of the $98.2 billion of loans administered or serviced at June 30, 2012. Additional information about this recourse arrangement is included in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $17.6 billion at June 30, 2012, compared to $18.1 billion at December 31, 2011, and $18.7 billion at June 30, 2011. Available-for-sale securities were $13.2 billion at June 30, 2012, compared to $16 billion at December 31, 2011, reflecting the liquidity needs arising from changes in our loan and deposit balances and investments in held-to-maturity securities. Held-to-maturity securities were $4.4 billion at June 30, 2012, compared to $2.1 billion at

December 31, 2011, primarily reflecting increases in agency mortgage-backed securities as we continue to prepare for potential future changes in regulatory capital rules. At June 30, 2012, we had $4.4 billion in CMOs in our held-to-maturity securities portfolio.

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

Figure 22. Mortgage-Backed Securities by Issuer(a)

in millions	June 30, 2012	December 31, 2011	June 30, 2011

FHLMC	$8,829	$8,984	$8,977
FNMA	5,598	5,583	5,852
GNMA	3,036	3,464	3,697

Total	$17,463	$18,031	$18,526

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At June 30, 2012, we had $13.1 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $15.9 billion at December 31, 2011, and $18.5 billion at June 30, 2011.

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

During the second quarter of 2012, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. For most of the first half of 2011, we chose not to reinvest the monthly security cash flows and also sold approximately $1.6 billion of CMOs. These actions provided the liquidity necessary to address the funding requirements arising from the loss of certain escrow deposit balances related to commercial mortgage securitizations serviced by Key and rated by Moody’s, and also contributed funds for our TARP repayment in March 2011.

Figure 23 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities).

Figure 23. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies and Corporations	States and Political Subdivisions	Collateralized Mortgage Obligations	(a)	Other Mortgage- Backed Securities	(a)	Other Securities	(b)	Total		Weighted- Average Yield (c)

June 30, 2012
Remaining maturity:
One year or less	—	$1	$964		$1		—		$966		3.43%
After one through five years	—	16	11,513		614		$20		12,163		3.16
After five through ten years	—	39	—		33		—		72		5.76
After ten years	—	—	—		4		—		4		5.57

Fair value	—	$56	$12,477		$652		$20		$13,205		—
Amortized cost	—	53	12,098		597		20		12,768		3.19%
Weighted-average yield (c)	—	6.01%	3.08%		5.22%		—		3.19	% (d)	—
Weighted-average maturity	—	5.8 years	2.0 years		2.6 years		2.5 years		2.0 years		—

December 31, 2011
Fair value	—	$63	$15,162		$778		$9		$16,012		—
Amortized cost	—	60	14,707		715		8		15,490		3.19%

June 30, 2011
Fair value	$9	$129	$17,609		$917		$16		$18,680		—
Amortized cost	9	126	17,124		845		13		18,117		3.22%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $20 million of securities at June 30, 2012, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs constitute most of our held-to-maturity securities. The remaining balance is comprised of foreign bonds and preferred equity securities. Our held-to-maturity securities increased during the second half of 2011 and into the first half of 2012 due to purchases of Federal Agency CMOs as we increased this portfolio in response to potential future changes in regulatory capital rules. Figure 24 shows the composition, yields and remaining maturities of these securities.

Figure 24. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	States and Political Subdivisions	Other Securities		Total		Weighted- Average Yield (a)

June 30, 2012
Remaining maturity:
One year or less	—	—	$5		$5		9.65%
After one through five years	$4,334	—	13		4,347		1.92

Amortized cost	$4,334	—	$18		$4,352		1.92%
Fair value	4,378	—	18		4,396		—
Weighted-average yield	1.92%	—	3.05	% (b)	1.92	% (b)	—
Weighted-average maturity	2.9 years	—	1.9 years		2.9 years		—

December 31, 2011
Amortized cost	$2,091	—	$18		$2,109		2.06%
Fair value	2,115	—	18		2,133		—

June 30, 2011
Amortized cost	—	$1	$18		$19		3.57%
Fair value	—	1	18		19		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at June 30, 2012, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 61% of other investments at June 30, 2012. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($724 million at June 30, 2012, $709 million at December 31, 2011, and $740 million at June 30, 2011). During the first half of 2011, employees who managed our various principal investments formed two independent entities that now serve as investment managers of these investments. Under this arrangement, which was mutually agreeable to both parties, these individuals are no longer employees of Key. As a result of these changes, which were made during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments, totaling $234 million.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third party data and other relevant factors. During the first six months of 2012, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $59 million, which includes $37 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During the second quarter of 2012, average domestic deposits were $60.3 billion and represented 84% of the funds we used to support loans and other earning assets, compared to $57.7 billion and 80% during the same quarter of 2011. The composition of our average deposits is shown in Figure 6 in the section entitled “Net interest income.”

The increase in average domestic deposits in the second quarter of 2012, compared to the second quarter of 2011, was due to the growth from demand deposits, as increases in interest-bearing liquid deposits were largely offset by declines in certificates of deposit ($100,000 or more) and other time deposits.

Approximately $3.8 billion of our certificates of deposit outstanding at June 30, 2012, mature over the next two quarters. The maturities of these certificates of deposit are as follows: $2.5 billion at a 2.23% cost mature in the third quarter of 2012, and $1.3 billion at a 2.18% cost mature in the fourth quarter of 2012. These re-pricing opportunities will benefit our net interest margin. Improved funding mix and previous maturities of our certificates of deposit have reduced the cost of total deposits, which is down six basis points from the first quarter of 2012.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $3.1 billion during the second quarter of 2012, compared to $3.6 billion during the year-ago quarter. The change from the second quarter of 2011 resulted from a $110 million decrease in foreign office deposits, a $209 million decrease in federal funds purchased and securities sold under agreements to repurchase, and a $204 million decrease in bank notes and other short-term borrowings.

As previously reported, on July 13, 2012, we completed our acquisition of 37 retail banking branches in Buffalo and Rochester, NY. We added approximately $2.1 billion in deposits associated with these branches and loans of approximately $260 million. Additionally, we will be adding credit card receivables of approximately $70 million in September of 2012.

Capital

At June 30, 2012, our shareholders’ equity was $10.2 billion, up $250 million from December 31, 2011. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity.

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

Comprehensive capital assessment review and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires a BHC to submit an annual Comprehensive Capital Plan as well as to update such plan to reflect material changes in a firm’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. During the first quarter, we submitted to the Federal Reserve and provided to the OCC under the annual CCAR process our 2012-2013 Comprehensive Capital Plan. At its regular March 2012 meeting, our Board authorized the repurchase in the open market or through privately negotiated transactions of up to $312 million of our Common Shares. This authorization was expressly in addition to any amounts remaining under preexisting authority. Pursuant to our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve, KeyCorp had authority to repurchase up to $344 million of our Common Shares, including $312 million for general repurchase and up to $32 million for repurchase in connection with employee elections under our compensation and benefit programs.

During the first half of the 2012, we completed $82 million of Common Share repurchases from shareholders on the open market, and $3 million of Common Share repurchases from employees in connection with employee elections under our compensation and benefit programs, pursuant to this plan. Following completion of these repurchases, we have remaining authority to repurchase up to $259 million of our Common Shares, including up to $230 million for general repurchase and up to $29 million for repurchase in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2013.

Our 2012 capital plan also includes an increase in our Common Share dividend from $.03 to $.05 per share. At the regular May Board of Directors meeting the Board declared a quarterly cash dividend of $.05 per share, representing an increase from $.03 per share to $.05 per share from the prior quarter. Subsequently, on July 13, 2012 at the regular July Board of Directors meeting, the Board declared a third quarter cash dividend of $.05 per share payable on September 14, 2012, to shareholders of record on August 28, 2012. Future increases will be evaluated by the Board of Directors based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital plan process and CCAR is included in the “Supervision and Regulation” section under the heading “Capital Assessment and Review of Capital Actions” beginning on page 8 of our 2011 Annual Report on Form 10-K.

Provisions of the Dodd-Frank Act and the Basel III NPR provide for the phase-out of Tier 1 capital treatment for capital securities beginning in 2013. As a result, our outstanding trust preferred securities will eventually become Tier 2 capital. The Supervision and Regulation section of this report contains more detailed information about the Basel III NPR.

On April 16, 2012, KeyCorp commenced a consent solicitation from the holders of record as of April 10, 2012, of the outstanding trust preferred securities (“Trust Preferred Securities”) of KeyCorp Capital VII for the termination of the Replacement Capital Covenant, dated as of February 27, 2008, as amended (the “RCC”), by KeyCorp in favor of and for the benefit of each Covered Debtholder (as defined in such RCC). On April 27, 2012, KeyCorp announced that, effective as of April 26, 2012, a majority of the holders of record of the Trust Preferred Securities in liquidation amount of KeyCorp Capital VII consented to terminate the RCC. Pursuant to the terms of the consent solicitation, the termination of the RCC therefore became effective on April 26, 2012. On July 12, 2012, KeyCorp redeemed all of the enhanced Trust Preferred Securitites of KeyCorp Capital X in the amount of $568 million and all of the Trust Preferred Securities of KeyCorp Capital VII in the amount of $139 million.

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

Dividends

During the second quarter of 2012, we made a dividend payment of $.05 per share, or $47 million, on our Common Shares. At its regular July meeting our Board of Directors declared a quarterly dividend of $.05 per share payable on September 14, 2012 to shareholders of record on August 28, 2012.

Also during the second quarter of 2012, we made a dividend payment of $1.9375 per share or $5 million on our Series A Preferred Stock. At its regular July meeting our Board of Directors declared a quarterly dividend of $1.9375 per share payable on September 15, 2012 to shareholders of record on August 31, 2012.

The repurchase of our Series B Preferred Stock as a participant in the U.S. Treasury’s TARP CPP in March 2011 eliminated all future quarterly dividends of $31 million, or $125 million on an annual basis.

Common shares outstanding

Our Common Shares are traded on the New York Stock Exchange under the symbol KEY with 33,084 holders of record at June 30, 2012. At June 30, 2012 our book value per Common Share was $10.43 based on 945.5 million shares outstanding at June 30, 2012, compared to $10.09 based on 953.0 million shares outstanding at December 31, 2011, and $9.88 based on 953.8 million shares outstanding at June 30, 2011. At June 30, 2012 our tangible book value per Common Share was $9.45 compared to $9.11 at December 31, 2011, and $8.90 at June 30, 2011.

Figure 25 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 25. Changes in Common Shares Outstanding

	2012		2011
in thousands	Second	First	Fourth	Third	Second

Shares outstanding at beginning of period	956,102	953,008	952,808	953,822	953,926
Common shares issued (repurchased)	(10,468)	—	—	—	—
Shares reissued (returned) under employee benefit plans	(161)	3,094	200	(1,014)	(104)

Shares outstanding at end of period	945,473	956,102	953,008	952,808	953,822

As shown above, Common Shares outstanding decreased by 10.6 million shares during the second quarter of 2012 from our share repurchase program and the net activity in our employee benefit plans.

At June 30, 2012, we had 71.5 million treasury shares, compared to 64.0 million treasury shares at December 31, 2011 and 63.1 million treasury shares at June 30, 2011. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on KeyCorp’s Common Share repurchase program is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at June 30, 2012. Our capital and liquidity are intended to position us well to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to adjust to the regulations currently being proposed by the federal banking agencies to implement Basel III and provisions of the Dodd-Frank Act. Our shareholders’ equity to assets ratio was 11.74% at June 30, 2012, compared to 11.16% at December 31, 2011 and 10.95% at June 30, 2011. Our tangible common equity to tangible assets ratio was 10.44% at June 30, 2012, compared to 9.88% at December 31, 2011 and 9.67% at June 30, 2011.

Banking industry regulators prescribe minimum capital ratios for BHCs and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market risk items, subject to adjustment for predefined credit risk factors. Currently, banks and BHCs must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of June 30, 2012, our Tier 1 risk-based capital ratio and our total risk-based capital ratios were 12.45% and 15.83%, respectively, compared to 12.99% and 16.51%, respectively, at December 31, 2011 and 13.93% and 17.88%, respectively at June 30, 2011.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. BHCs that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of June 30, 2012, our leverage ratio was 11.35% compared to 11.79% at December 31, 2011 and 12.13% at June 30, 2011.

The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to BHCs by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 risk-based capital. Under the Basel III NPR, this three year phase-out period, which commences January 1, 2013, will ultimately result in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions BHCs, savings and loan holding companies, and nonbank financial companies identified as systemically important. The Supervision and Regulation section of this report contains more detailed information about the Basel III NPR.

As of June 30, 2012, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio (excluding trust preferred securities redeemed on July 12, 2012) were 12.45%, 11.35%, and 15.83%, respectively. The trust preferred securities issued by the KeyCorp capital trusts contribute $339 million or 44, 40, and 44 basis points to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of June 30, 2012.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well-capitalized” to “critically undercapitalized.” A “well-capitalized” institution must meet or exceed the prescribed thresholds of 5.00% for Tier 1 risk-based capital, 6.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to BHCs, we would qualify as “well-capitalized” at June 30, 2012. We believe there has not been any change in condition or event since that date that would cause our capital classification to change. Analysis on a pro forma basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of June 30, 2012, also determines that we would qualify as “well-capitalized” under current regulatory guidelines (Basel I), with the pro forma Tier 1 risk-based capital ratio, pro forma leverage ratio, and pro forma total risk-based capital ratio being 12.01%, 10.95%, and 15.83%, respectively. The current regulatory defined categories serve a limited supervisory function. Investors should not use our pro forma ratios as a representation of our overall financial condition or prospects of KeyCorp or KeyBank. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in “Item 1. Business” in the “Supervision and Regulation” section under the heading “Capital” beginning on page 7 of our Annual Report on Form 10-K.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Dodd-Frank Act and set forth in Basel III, which the Federal banking agencies have recently proposed to implement, are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 5 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.63% at June 30, 2012, compared to 11.26% at December 31, 2011 and 11.14% at June 30, 2011.

Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. As we anticipated, at June 30, 2012, and December 31, 2011, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets compared to net deferred tax assets of $75 million deducted at June 30, 2011. At June 30, 2012, on all Key’s consolidated operations we had a federal net deferred tax asset of $61 million and a state deferred tax liability of $27 million compared to a federal deferred tax asset of $60 million and a state deferred tax liability of $24 million at December 31, 2011, and a combined federal and state net deferred tax asset of $220 million at June 30, 2011.

Basel III

A detailed discussion of current rulemaking underway in the U.S. to implement Basel III is in the “Supervision and Regulation” discussion of this report. Given our strong capital position, we expect to be able to satisfy the Basel III capital framework when U.S. capital regulations corresponding to it are finalized. While we also have a strong liquidity position, the Basel III liquidity framework could require us and other U.S. banks to initiate additional liquidity management initiatives, including adding additional liquid assets, issuing term debt, and modifying our product pricing for loans, commitments, and deposits.

Figure 26 represents the details of our regulatory capital position at June 30, 2012, December 31, 2011, and June 30, 2011 under the existing Basel I standards.

Figure 26. Capital Components and Risk-Weighted Assets

dollars in millions		June 30, 2012	December 31, 2011	June 30, 2011

TIER 1 CAPITAL
Key shareholders’ equity		$10,155	$9,905	$9,719
Qualifying capital securities		339	1,046	1,791
Less:	Goodwill	917	917	917
	Accumulated other comprehensive income (a)	(109)	(72)	47
	Other assets (b)	71	72	157

	Total Tier 1 capital	9,615	10,034	10,389

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)		969	970	941
Net unrealized gains on equity securities available for sale		—	—	1
Qualifying long-term debt		1,645	1,744	2,004

	Total Tier 2 capital	2,614	2,714	2,946

	Total risk-based capital	$12,229	$12,748	$13,335

TIER 1 COMMON EQUITY
Tier 1 capital		$9,615	$10,034	$10,389
Less:	Qualifying capital securities	339	1,046	1,791
	Series A Preferred Stock	291	291	291

	Total Tier 1 common equity	$8,985	$8,697	$8,307

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$61,434	$61,900	$60,543
Risk-weighted off-balance sheet exposure		16,148	15,901	15,372
Less:	Goodwill	917	917	917
	Other assets (b)	423	560	736
Plus:	Market risk-equivalent assets	1,043	1,073	771

	Gross risk-weighted assets	77,285	77,397	75,033
Less:	Excess allowance for loan and lease losses (c)	49	183	455

	Net risk-weighted assets	$77,236	$77,214	$74,578

AVERAGE QUARTERLY TOTAL ASSETS		$86,072	$86,594	$87,294

CAPITAL RATIOS
Tier 1 risk-based capital		12.45%	12.99%	13.93%
Total risk-based capital		15.83	16.51	17.88
Leverage (d)		11.35	11.79	12.13
Tier 1 common equity		11.63	11.26	11.14

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets of $75 million at June 30, 2011, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at June 30, 2012 and December 31, 2011.

(c)	The allowance for loan and lease losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The excess allowance for loan and lease losses includes $79 million, $104 million, and $109 million at June 30, 2012, December 31, 2011, and June 30, 2011, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, liquidity, market, compliance, operational, strategic, and reputation risks. We must properly and effectively identify, assess, measure, monitor, control, and report such risks across the entire enterprise to maintain safety and soundness, and maximize profitability. Certain of these risks are defined and discussed in greater detail in the remainder of this section.

Our ERM Committee, which consists of the Chief Executive Officer and other Senior Executives, is responsible for managing risk and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Program encompasses our risk philosophy, policy, framework and governance structure for the management of risks across the entire company. The ERM Committee reports to the Risk Committee of our Board of Directors. Annually, the Board of Directors reviews and approves the ERM Program, as well as the risk appetite and corporate risk tolerances for major risk categories. We use a risk-adjusted capital framework to manage risks. This framework is approved and managed by the ERM Committee.

Our Board of Directors serves in an oversight capacity with the objective of managing our enterprise-wide risks in a manner that is effective, balanced, and adds value for the shareholders. The Board inquires about risk practices, reviews the portfolio of risks, compares actual risks to the risk appetite and tolerances, and receives regular reports about significant risks — both actual and emerging. To assist in these efforts, the Board has delegated primary oversight responsibility for risk to the Audit Committee and the Risk Committee.

The Audit Committee has oversight responsibility for internal audit; financial reporting; compliance risk and legal matters; the implementation, management and evaluation of operational risk and controls; information security; and fraud risk. The Audit Committee also is responsible for evaluating the qualifications and independence of the independent auditors. The Audit Committee discusses policies related to risk assessment and risk management and the processes related to risk review and compliance.

The Risk Committee has responsibility for overseeing the management of credit risk, market risk, interest rate risk, and liquidity risk, including the actions taken to mitigate these risks, as well as reputational and strategic risks. The Risk Committee also oversees the maintenance of appropriate regulatory and economic capital, reviews the ERM reports, and approves any material changes to the charter of the ERM Committee.

The Audit and Risk Committees meet jointly, as appropriate, to discuss matters that relate to each committee’s responsibilities. In addition to regularly scheduled bi-monthly meetings, the Audit Committee convenes to discuss the content of our financial disclosures and quarterly earnings releases. Committee chairpersons routinely meet with management during interim months to plan agendas for upcoming meetings and to discuss emerging trends and events that have transpired since the preceding meeting. All members of the Board receive formal reports designed to keep them abreast of significant developments during the interim months.

Federal banking regulators are reemphasizing with financial institutions the importance of relating capital management strategy to the level of risk at each institution. We believe our internal risk management processes help us achieve and maintain capital levels that are commensurate with our business activities and risks, and comport with regulatory expectations.

Market risk management

The cash flows and values of financial instruments change as a function of changes in market interest rates, foreign exchange rates, equity prices, commodity prices, and other market factors that influence prospective yields, values, or prices associated with the instrument. For example, the value of a fixed-rate bond will decline if market interest rates increase, while the cash flows associated with a variable rate loan will increase when interest rates increase. The holder of a financial instrument is exposed to “market risk” when the cash flows or value of the instrument is tied to such external factors. Most of our market risk is derived from interest rate fluctuations.

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

Figure 27 presents the results of the simulation analysis at June 30, 2012 and 2011. At June 30, 2012, our simulated exposure to a change in short-term interest rates was moderately asset sensitive. ALCO policy limits for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 27, we are operating within these limits.

Figure 27. Simulated Change in Net Interest Income

June 30, 2012

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-1.05%	+2.01%

June 30, 2011

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.76%	+4.01%

We have gradually migrated to a modest asset-sensitive position as a result of balance growth in transaction deposits and declines in loan balances. As the Federal Reserve’s Federal Open Market Committee has indicated that it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014, we continue to invest available funds and execute hedges to moderate further increases in our asset-sensitive position. The nature of these discretionary activities will also continue to reflect the changes in the mix and maturity of customer deposits. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity and repricing characteristics of loan and deposit flows. As changes occur to the configuration of the balance sheet and the outlook for the economy, management evaluates hedging opportunities that would change the reported interest rate risk profile.

The results of additional simulation analyses that make use of alternative interest rate paths and customer behavior assumptions indicate that net interest income improvement in a rising rate environment could be diminished, and actual results may be different than the policy simulation results in Figure 27. Net interest income improvements are highly dependent on the timing, magnitude, frequency and path of interest rate increases and assumption inputs for deposit repricing relationships, lending spreads and the balance behavior of transaction accounts.

We also conduct simulations that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, we calculate exposures to changes to the EVE as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond twelve-, twenty-four and thirty-six month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments and comparing those amounts with the base case of an unchanged interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we’ve modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines.

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

Figure 28. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2012
				Weighted-Average			June 30, 2011
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value

Receive fixed/pay variable — conventional A/LM (a)	$11,715	$58		2.1	.7%	.3%	$3,215	$13

Receive fixed/pay variable — conventional debt	3,840	465		4.6	4.0	.4	6,100	378

Pay fixed/receive variable — conventional debt	312	(30)		8.8	.5	2.4	398	5

Foreign currency — conventional debt	—	—		—	—	—	1,188	(152)

Total portfolio swaps	$15,867	$493	(b)	2.9	1.5%	.3%	$10,901	$244	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $62 million and $64 million for June 30, 2012 and 2011, respectively.

Derivatives not designated in hedge relationships

Our derivatives that are not designated in hedge relationships are described in Note 7 (“Derivatives and Hedging Activities”). We use a VAR simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of this portfolio. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter.

We manage exposure to market risk in accordance with VAR limits for trading activity that have been approved by our Market Risk Committee as part of our ERM Program. At June 30, 2012, the aggregate one-day trading limit set by the committee was $4.7 million. We are operating within these constraints. During the first six months of 2012, our aggregate daily average, minimum and maximum VAR amounts were $1 million, $.8 million and $1.3 million, respectively. During the same period one year ago, our aggregate daily average, minimum and maximum VAR amounts were $1.3 million, $1.0 million and $1.8 million, respectively.

In addition to comparing VAR exposure against limits on a daily basis, we monitor loss limits, use sensitivity measures and conduct stress tests. We report our market risk exposure to the Risk Committee of the Board of Directors.

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

Oversight of the liquidity risk management process is governed by the Risk Committee of the KeyCorp Board of Directors, the KeyBank Board of Directors, the ERM Committee and the ALCO. These groups regularly review various liquidity reports, including liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, hypothetical funding erosion stress tests and goal tracking reports. The reviews generate a discussion of positions, trends and directives on liquidity risk and shape a number of the decisions that we make. When liquidity pressure is elevated, positions are monitored more closely and reporting is more intensive. We communicate with individuals within and outside of the company on a daily basis to discuss emerging issues. In addition, we use a variety of daily liquidity reports to monitor the flow of funds.

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

During the first quarter of 2011, Moody’s (a credit rating agency that rates KeyCorp and KeyBank debt securities) indicated to KeyBank that certain escrow deposits associated with our mortgage servicing operations had to be moved to another financial institution that meets Moody’s minimum ratings threshold. As a result of this decision by Moody’s, on March 7, 2011, KeyBank transferred approximately $1.5 billion of these escrow deposit balances to an acceptably-rated institution, which resulted in an immaterial impairment of the related mortgage servicing assets. KeyBank had ample liquidity reserves to offset the loss of these deposits.

On March 8, 2012, Fitch (a credit rating agency that rates KeyCorp and KeyBank debt securities) downgraded KeyCorp’s Series A Preferred Stock to BB and KeyCorp’s trust preferred securities to BB+. These rating downgrades were a result of Fitch’s change in its rating criteria applicable to these type of securities issued by bank and BHCs. A variety of financial institutions’ securities ratings have been similarly affected by Fitch’s ratings criteria change.

Our credit ratings at June 30, 2012, are shown in Figure 29. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors. Conditions in the credit markets have materially improved relative to the disruption experienced between the latter part of 2007 through 2009.

Figure 29. Credit Ratings

June 30, 2012	Short-Term Borrowings	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock

KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	BBB+	BBB	BBB-	BBB-
Moody’s	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	F1	A-	BBB+	BB+	BB
DBRS	R-2(high)	BBB(high)	BBB	BBB	BB(low)

KEYBANK
Standard & Poor’s	A-2	A-	BBB+	N/A	N/A
Moody’s	P-2	A3	Baa1	N/A	N/A
Fitch	F1	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	BBB(high)	N/A	N/A

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

At June 30, 2012, we have no secured borrowings outstanding. However, we retain the capacity to utilize secured borrowings as a contingent funding source.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The Plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the Plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at June 30, 2012, totaled $10.4 billion, consisting of $7.3 billion of unpledged securities, $1.7 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati and $1.4 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate over time due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of June 30, 2012, our unused borrowing capacity secured by loan collateral was $13.2 billion at the Federal Reserve Bank of Cleveland and $5.0 billion at the Federal Home Loan Bank of Cincinnati.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, wholesale funds may be used to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan to deposit ratio as a metric to monitor these strategies. Our target loan to deposit ratio is 90-100% (at June 30, 2012 our loan to deposit ratio was 86%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

Our primary tool for assessing parent company liquidity is the net cash position, which measures the ability to fund debt maturing in 24 months or less with existing liquid assets, and a cash coverage metric, which measures the ability to meet all projected obligations. Another key measure of parent company liquidity is the “liquidity gap,” which represents the difference between projected liquid assets and anticipated financial obligations over several time horizons. We generally rely upon the issuance of term debt to manage our liquidity position within targeted ranges. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over the next 24 months.

At June 30, 2012, the parent company held $2.3 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the July 12, 2012 redemption of certain trust preferred securities as well as the repayment of our maturing debt obligations for the periods prescribed by our policies.

Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first six months of 2012, KeyBank paid the parent $900 million in dividends, while nonbank subsidiaries did not make any dividend payments to the parent. During the first six months of 2012, the parent did not make any capital infusions to KeyBank. Based upon existing regulatory guidance, KeyBank has capacity to pay $836 million in dividends to KeyCorp at June 30, 2012.

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

Our liquidity position and recent activity

Over the past twelve months our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased as a result of trust preferred securities redemptions and net customer loan and deposit flows. However, the liquid asset portfolio still continues to exceed the amount we estimate would be necessary to manage through a liquidity event. Liquidity stress scenarios include the loss of access to either unsecured or secured funding sources, as well as draws on unfunded commitments and significant deposit withdrawals.

From time to time, KeyCorp or its principal subsidiary, KeyBank, may seek to retire, repurchase or exchange outstanding debt, capital securities, preferred shares or Common Shares through cash purchase, privately negotiated transactions or other means. We have periodically repurchased Common Shares in the open market or through privately negotiated transactions under a repurchase program authorized by our Board of Directors. Additional information on KeyCorp’s Common Share repurchase program is included in Part II, Item 2. “Unregistered Sales of Equity Securities or Use of Proceeds” of this report. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements and other factors. The amounts involved may be material, individually or collectively.

We generate cash flows from operations, and from investing and financing activities. We have approximately $250 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of June 30, 2012. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $29 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase to approximately $47 million. Accordingly, we have included the total amount as a deferred tax liability at June 30, 2012.

The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for the six month periods ended June 30, 2012, and 2011.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $2 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of June 30, 2012, we had six client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these six individual net obligor commitments was $63 million at June 30, 2012. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives, including the use of credit derivatives — primarily credit default swaps — to mitigate credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At June 30, 2012, we used credit default swaps with a notional amount of $858 million to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At June 30, 2012, the notional amount of credit default swaps sold by us for the purpose of diversifying our credit exposure was $488 million. Occasionally, we have provided credit protection to other lenders through the sale of credit default swaps. These transactions with other lenders generated fee income.

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

Allowance for loan and lease losses

At June 30, 2012, the ALLL was $888 million, or 1.79% of loans, compared to $1.2 billion, or 2.57%, at June 30, 2011. The allowance includes $48 million that was specifically allocated for impaired loans of $411 million at June 30, 2012, compared to $46 million that was allocated for impaired loans of $488 million one year ago. For more information about impaired loans, see Note 4 (“Asset Quality”). At June 30, 2012, the allowance for loan and lease losses was 135.16% of nonperforming loans, compared to 146.08% at June 30, 2011.

Selected asset quality statistics for each of the past five years are presented in Figure 30. The factors that drive these statistics are discussed in the remainder of this section.

Figure 30. Selected Asset Quality Statistics from Continuing Operations

	2012		2011
dollars in millions	Second	First	Fourth	Third	Second

Net loan charge-offs	$77	$101	$105	$109	$134
Net loan charge-offs to average loans	.63%	.82%	.86%	.90%	1.11%
Allowance for loan and lease losses to annualized net loan charge-offs	286.74	232.39	241.01	261.54	228.85
Allowance for loan and lease losses	$888	$944	$1,004	$1,131	$1,230
Allowance for credit losses (a)	939	989	1,049	1,187	1,287
Allowance for loan and lease losses to period-end loans	1.79%	1.92%	2.03%	2.35%	2.57%
Allowance for credit losses to period-end loans	1.89	2.01	2.12	2.46	2.69
Allowance for loan and lease losses to nonperforming loans	135.16	141.74	138.10	143.53	146.08
Allowance for credit losses to nonperforming loans	142.92	148.50	144.29	150.63	152.85
Nonperforming loans at period end	$657	$666	$727	$788	$842
Nonperforming assets at period end	751	767	859	914	950
Nonperforming loans to period-end portfolio loans	1.32%	1.35%	1.47%	1.64%	1.76%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	1.51	1.55	1.73	1.89	1.98

(a)	Includes the allowance for loan and lease losses plus the liability for credit losses on lending-related commitments.

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

For all commercial and consumer TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the recorded investment of the loan with the estimated present value of its expected cash flows, the fair value of its underlying collateral or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at June 30, 2012, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 31, our ALLL decreased by $342 million, or 28%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio, which has trended more favorably over the past twelve months. Asset quality is improving and has resulted in favorable risk rating migration and a reduction in our general allowance. Our delinquency trends continue to decline while our roll rates keep improving. We attribute this improvement to a more moderate level of economic activity, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio. Our liability for credit losses on lending-related commitments decreased by $6 million to $51 million at June 30, 2012, compared to the same period one year ago. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 1.89% of loans at the end of the second quarter of 2012 compared to 2.69% at the end of the second quarter of 2011. We expect the allowance to decrease as a percent of total loans during the remainder of 2012 as a result of the continued improvement in credit quality that is anticipated.

Figure 31. Allocation of the Allowance for Loan and Lease Losses
	June 30, 2012			December 31, 2011			June 30, 2011
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans

Commercial, financial and agricultural	$304	34.2%	41.1%	$334	33.2%	39.1%	$395	32.1%	35.3%
Commercial real estate:
Commercial mortgage	250	28.1	14.9	272	27.1	16.2	343	27.9	16.9
Construction	55	6.2	2.4	63	6.3	2.7	106	8.6	3.4

Total commercial real estate loans	305	34.3	17.3	335	33.4	18.9	449	36.5	20.3
Commercial lease financing	68	7.7	11.4	78	7.8	12.2	107	8.7	12.8

Total commercial loans	677	76.2	69.8	747	74.4	70.2	951	77.3	68.4
Real estate — residential mortgage	26	2.9	4.1	37	3.7	3.9	41	3.4	3.8
Home equity:
Community Banking	80	9.0	19.3	103	10.2	18.6	99	8.0	19.7
Other	24	2.7	1.0	29	2.9	1.1	37	3.0	1.2

Total home equity loans	104	11.7	20.3	132	13.1	19.7	136	11.0	20.9
Consumer other — Community Banking	34	3.9	2.5	41	4.1	2.4	47	3.8	2.4
Consumer other:
Marine	44	5.0	3.1	46	4.6	3.5	52	4.3	4.2
Other	3	.3	.2	1	.1	.3	3	.2	.3

Total consumer other	47	5.3	3.3	47	4.7	3.8	55	4.5	4.5

Total consumer loans	211	23.8	30.2	257	25.6	29.8	279	22.7	31.6

Total loans (a)	$888	100.0%	100.0%	$1,004	100.0%	100.0%	$1,230	100.0%	100.0%

(a)	Excludes allocations of the allowance for loan and lease losses in the amount of $79 million, $104 million, and $109 million at June 30, 2012, December 31, 2011, and June 30, 2011, respectively, related to the discontinued operations of the education lending business.

Our provision for loan and lease losses was a provision of $21 million for the second quarter of 2012, compared to a credit of $8 million for the year-ago quarter. Our net loan charge-offs for the second quarter of 2012 exceeded the provision for loan and lease losses by $56 million. The increase in our provision is due to the growth in our loans from continuing operations over the past twelve months, partially offset by continued improvement in credit quality experienced in most of our loan portfolios. Additionally, we continue to work our exit loans, and reduce exposure in our higher-risk businesses including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs.

Net loan charge-offs

Net loan charge-offs for the second quarter of 2012 totaled $77 million, or .63% of average loans from continuing operations. These results compare to net loan charge-offs of $134 million, or 1.11%, for the same period last year. Figure 32 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 33.

Compared to the first quarter of 2012, net loan charge-offs declined $24 million primarily due to stronger recoveries in the commercial loan portfolio. As shown in Figure 35, our exit loan portfolio accounted for $19 million, or 25%, of total net loan charge-offs for the second quarter of 2012. Net charge-offs in the exit loan portfolio decreased by $7 million from the first quarter of 2012 due to decreases in the commercial and consumer loan portfolios.

Figure 32. Net Loan Charge-offs from Continuing Operations

	2012		2011
dollars in millions	Second	First	Fourth	Third	Second

Commercial, financial and agricultural	$3	$15	$28	$23	$36
Real estate — Commercial mortgage	9	21	23	25	12
Real estate — Construction (a)	4	10	(6)	8	24
Commercial lease financing	10	—	—	2	4

Total commercial loans	26	46	45	58	76
Home equity — Key Community Bank	21	23	20	18	27
Home equity — Other	7	7	9	8	10
Marine	7	10	14	11	4
Other	16	15	17	14	17

Total consumer loans	51	55	60	51	58

Total net loan charge-offs	$77	$101	$105	$109	$134

Net loan charge-offs to average loans	.63%	.82%	.86%	.90%	1.11%

Net loan charge-offs from discontinued operations — education lending business	$12	$19	$25	$31	$32

(a)	Credit amount indicates recoveries exceeded charge-offs.

Figure 33. Summary of Loan and Lease Loss Experience from Continuing Operations
	Three months ended June 30,		Six months ended June 30,
dollars in millions	2012	2011	2012	2011

Average loans outstanding	$49,446	$48,454	$49,438	$48,881

Allowance for loan and lease losses at beginning of period	$944	$1,372	$1,004	$1,604
Loans charged off:
Commercial, financial and agricultural	23	51	49	93

Real estate — commercial mortgage	23	16	46	62
Real estate — construction	5	27	16	62

Total commercial real estate loans (a)	28	43	62	124
Commercial lease financing	16	9	20	26

Total commercial loans	67	103	131	243
Real estate — residential mortgage	7	7	13	17
Home equity:
Key Community Bank	23	28	48	53
Other	9	11	17	26

Total home equity loans	32	39	65	79
Consumer other — Key Community Bank	10	11	20	23
Consumer other:
Marine	13	15	30	42
Other	2	2	4	5

Total consumer other	15	17	34	47

Total consumer loans	64	74	132	166

Total loans charged off	131	177	263	409

Recoveries:
Commercial, financial and agricultural	20	15	31	25

Real estate — commercial mortgage	14	4	16	7
Real estate — construction	1	3	2	8

Total commercial real estate loans (a)	15	7	18	15
Commercial lease financing	6	5	10	11

Total commercial loans	41	27	59	51
Real estate — residential mortgage	1	1	2	2
Home equity:
Key Community Bank	2	1	4	2
Other	2	1	3	2

Total home equity loans	4	2	7	4
Consumer other — Key Community Bank	2	2	3	4
Consumer other:
Marine	6	11	13	19
Other	—	—	1	2

Total consumer other	6	11	14	21

Total consumer loans	13	16	26	31

Total recoveries	54	43	85	82

Net loans charged off	(77)	(134)	(178)	(327)
Provision (credit) for loan and lease losses	21	(8)	63	(48)
Foreign currency translation adjustment	—	—	(1)	1

Allowance for loan and lease losses at end of period	$888	$1,230	$888	$1,230

Liability for credit losses on lending-related commitments at beginning of period	$45	$69	$45	$73
Provision (credit) for losses on lending-related commitments	6	(12)	6	(16)

Liability for credit losses on lending-related commitments at end of period (b)	$51	$57	$51	$57

Total allowance for credit losses at end of period	$939	$1,287	$939	$1,287

Net loan charge-offs to average loans	.63%	1.11%	.72%	1.35%
Allowance for loan and lease losses to annualized net loan charge-offs	286.74	228.85	248.08	186.53
Allowance for loan and lease losses to period-end loans	1.79	2.57	1.79	2.57
Allowance for credit losses to period-end loans	1.89	2.69	1.89	2.69
Allowance for loan and lease losses to nonperforming loans	135.16	146.08	135.16	146.08
Allowance for credit losses to nonperforming loans	142.92	152.85	142.92	152.85

Discontinued operations — education lending business:
Loans charged off	$16	$35	$39	$73
Recoveries	4	3	8	6

Net loan charge-offs	$(12)	$(32)	$(31)	$(67)

(a)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 34 shows the composition of our nonperforming assets. These assets totaled $751 million at June 30, 2012, and represented 1.51% of portfolio loans, OREO and other nonperforming assets, compared to $859 million, or 1.73%, at December 31, 2011, and $950 million, or 1.98%, at June 30, 2011. See Note 1 under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 117 of our 2011 Annual Report on Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 34. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

	June 30,	March 31,	December 31,	September 30,	June 30,
dollars in millions	2012	2012	2011	2011	2011

Commercial, financial and agricultural	$141	$168	$188	$188	$213

Real estate — commercial mortgage	172	175	218	237	230
Real estate — construction	68	66	54	93	131

Total commercial real estate loans	240	241	272	330	361
Commercial lease financing	18	22	27	31	41

Total commercial loans	399	431	487	549	615
Real estate — residential mortgage	78	82	87	88	79
Home equity:
Key Community Bank	141	109	108	102	101
Other	17	12	12	12	11

Total home equity loans	158	121	120	114	112
Consumer other — Key Community Bank	2	1	1	4	3
Consumer other:
Marine	19	30	31	32	32
Other	1	1	1	1	1

Total consumer other	20	31	32	33	33

Total consumer loans	258	235	240	239	227

Total nonperforming loans	657	666	727	788	842
Nonperforming loans held for sale	38	24	46	42	42
OREO	28	61	65	63	52
Other nonperforming assets	28	16	21	21	14

Total nonperforming assets	$751	$767	$859	$914	$950

Accruing loans past due 90 days or more	$131	$169	$164	$118	$118
Accruing loans past due 30 through 89 days	362	420	441	478	465
Restructured loans — accruing and nonaccruing (a)	274	293	276	277	252
Restructured loans included in nonperforming loans (a)	163	184	191	178	144
Nonperforming assets from discontinued operations — education lending business	18	19	23	22	21
Nonperforming loans to period-end portfolio loans	1.32%	1.35%	1.47%	1.64%	1.76%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.51	1.55	1.73	1.89	1.98

(a)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 34, nonperforming assets decreased during the second quarter of 2012, which represents the eleventh consecutive quarterly decline. Most of the reduction came from nonperforming loans held for sale and OREO sales in the Real Estate Capital line of business. As shown in Figure 35, our exit loan portfolio accounted for $75 million, or 10%, of our total nonperforming assets at June 30, 2012, compared to $103 million, or 13%, at March 31, 2012.

At June 30, 2012, the carrying amount of our commercial nonperforming loans outstanding represented 59% of their contractual amount owed, and total nonperforming loans outstanding represented 70% of their contractual amount owed and nonperforming assets in total were carried at 64% of their original contractual amount.

At June 30, 2012, our 20 largest nonperforming loans totaled $220 million, representing 33% of total nonperforming loans.

Figure 35 shows the composition of our exit loan portfolio at June 30, 2012 and March 31, 2012, the net charge-offs recorded on this portfolio for the second quarter of 2012 and the first quarter of 2012, and the nonperforming status of these loans at June 30, 2012 and March 31, 2012. The exit loan portfolio represented 7% of total loans and loans held for sale at June 30, 2012. Additional information about loan sales is included in this report under the heading “Loans held for sale” and “Loan sales.”

Figure 35. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 6-30-12 vs.	Net Loan Charge-offs			Balance on Nonperforming Status
in millions	6-30-12	3-31-12	3-31-12	2Q12	1Q12	(c)	6-30-12	3-31-12

Residential properties — homebuilder	$33	$34	$(1)	—	$2		$14	$17
Marine and RV floor plan	39	59	(20)	$2	7		15	32
Commercial lease financing (a)	1,237	1,534	(297)	1	(1)		9	11

Total commercial loans	1,309	1,627	(318)	3	8		38	60
Home equity — Other	479	507	(28)	7	7		17	12
Marine	1,542	1,654	(112)	7	10		19	31
RV and other consumer	101	111	(10)	2	1		1	—

Total consumer loans	2,122	2,272	(150)	16	18		37	43

Total exit loans in loan portfolio	$3,431	$3,899	$(468)	$19	$26		$75	$103

Discontinued operations — education lending business (not included in exit loans above)(b)	$5,483	$5,715	$(232)	$12	$19		$18	$19

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction and industrial leases; (2) Canadian lease financing portfolios; and (3) all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts.

(c)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 36 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2011, total commitments and loans outstanding in this sector have increased by $1.3 billion and $1 billion, respectively, and have increased by $4.2 billion and $3.5 billion, respectively, from June 30, 2011.

Figure 36. Commercial, Financial and Agricultural Loans

					Nonperforming Loans
June 30, 2012	Total		Loans			Percent of Loans
dollars in millions	Commitments	(a)	Outstanding		Amount	Outstanding

Industry classification:
Services	$9,401		$4,762	$	23	.5%
Manufacturing	8,783		3,749		38	1.0
Public utilities	5,111		1,135		—	—
Financial services	4,183		2,276		5	.2
Wholesale trade	3,380		1,648		10	.6
Retail trade	1,868		755		2	.3
Mining	1,704		670		5	.7
Dealer floor plan	1,383		1,002		10	1.0
Transportation	1,171		786		10	1.3
Property management	1,166		624		10	1.6
Building contractors	1,094		425		17	4.0
Agriculture/forestry/fishing	993		543		9	1.7
Insurance	531		96		—	—
Public administration	495		289		—	—
Communications	324		191		—	—
Individuals	4		2		—	—
Other	1,544		1,433		2	.1

Total	$43,135		$20,386	$	141	.7%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.

The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 37. Loans placed on non accrual declined $60 million during the second quarter of 2012 as compared to the second quarter of 2011, as market liquidity continued to improve.

Figure 37. Summary of Changes in Nonperforming Loans from Continuing Operations

	2012			2011

in millions	Second	First		Fourth	Third	Second

Balance at beginning of period	$666	$727	$	788	$842	$885
Loans placed on nonaccrual status	350	214		230	292	410
Charge-offs	(131)	(132)		(149)	(157)	(177)
Loans sold	(49)	(27)		(28)	(16)	(11)
Payments	(110)	(65)		(70)	(125)	(156)
Transfers to OREO	(6)	(15)		(12)	(11)	(6)
Transfers to nonperforming loans held for sale	(16)	—		(19)	(24)	(15)
Transfers to other nonperforming assets	(14)	—		(4)	(3)	—
Loans returned to accrual status	(33)	(36)		(9)	(10)	(88)

Balance at end of period	$657	$666	$	727	$788	$842

The types of activity that caused the change in our nonperforming loans held for sale during each of the last five quarters are summarized in Figure 38.
Figure 38. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2012			2011

in millions	Second	First		Fourth	Third	Second

Balance at beginning of period	$24	$46	$	42	$42	$86
Transfers in	16	—		19	24	15
Net advances / (payments)	—	(1)		(3)	(5)	(13)
Loans sold	(1)	(1)		(11)	(5)	(37)
Transfers to OREO	—	—		(1)	(19)	(5)
Valuation adjustments	(1)	(1)		—	(1)	(4)
Loans returned to accrual status / other	—	(19)		—	6	—

Balance at end of period	$38	$24	$	46	$42	$42

The types of activity that contributed to the change in our OREO during each of the last five quarters are summarized in Figure 39.
Figure 39. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2012			2011

in millions	Second	First		Fourth	Third	Second

Balance at beginning of period	$61	$65	$	63	$52	$97
Properties acquired — nonperforming loans	6	15		13	30	11
Valuation adjustments	(7)	(7)		(4)	(3)	(7)
Properties sold	(32)	(12)		(7)	(16)	(49)

Balance at end of period	$28	$61	$	65	$63	$52

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

At June 30, 2012, $16.0 billion, or 18%, of our total assets were measured at fair value on a recurring basis. Approximately 95% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At June 30, 2012, $1.6 billion, or 2%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

During the second quarter of 2012, $138 million, or .2%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 12% of these assets were classified as Level 1 or Level 2. At June 30, 2012, there were no liabilities measured at fair value on a nonrecurring basis.

In addition, the education lending securitization trusts assets and liabilities were included on the balance sheet at June 30, 2012 at fair value, in the amount of $2.6 billion and $2.4 billion, respectively, as a result of their consolidation on January 1, 2010. During the third quarter of 2011, we determined that the $45 million cumulative effect adjustment made related to the consolidation of these trusts on January 1, 2010, was incorrect. Further information regarding this error and its correction is provided in Note 11 (“Acquisition and Discontinued Operations”).

During the first six months of 2012, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 40.

Figure 40. European Sovereign and Non-sovereign Debt Exposures

June 30, 2012 in millions	Short-and Long- Term Commercial Total	(a)	Foreign Exchange and Derivatives with Collateral	(b)	Net Exposure

France:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		$(11)		$(11)
Non-sovereign non-financial institutions	$68		—		68

Total	68		(11)		57
Germany:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		1		1
Non-sovereign non-financial institutions	340		—		340

Total	340		1		341
Greece:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Iceland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Ireland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	9		—		9

Total	9		—		9
Italy:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	60		—		60

Total	60		—		60
Netherlands:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		8		8
Non-sovereign non-financial institutions	280		—		280

Total	280		8		288
Portugal:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Spain:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	36		—		36

Total	36		—		36
Switzerland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		1		1
Non-sovereign non-financial institutions	87		—		87

Total	87		1		88
United Kingdom:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		1		1
Non-sovereign non-financial institutions	191		—		191

Total	191		1		192
Other Europe: (c)
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	70		—		70

Total	70		—		70
Total Europe:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	1,141		—		1,141

Total	$1,141		—		$1,141

(a)	This column represents our outstanding leases.

(b)	These represent contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 73% of our exposure in other Europe is in Belgium, Finland, and Sweden.

Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities. At-risk exposures in the rest of the world, which are actively monitored by management, total less than $1 million.

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

As of June 30, 2012, KeyCorp and its subsidiaries and its employees, directors and officers are defendants or putative defendants in a variety of legal proceedings, in the form of regulatory/government investigations as well as private, civil litigation and arbitration proceedings. The private, civil litigations range from individual actions involving a single plaintiff to a class action lawsuit. Investigations involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These legal proceedings are at varying stages of adjudication, arbitration or investigation and involve a variety of claims (including common law tort, contract claims, securities, ERISA, and consumer protection claims). At times, these legal proceedings present novel claims or legal theories.

On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For those matters where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we have not accrued legal reserves, consistent with applicable accounting guidance. Because the outcome of legal proceedings is inherently uncertain, based on information currently available to us, advice of counsel, and the availability of insurance coverage and indemnification from third parties, we believe that our established reserves are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter, or a combination of matters, may be material to our results of operation for a particular period, depending upon the size of the loss or our income for that particular period.

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

In the past, we have periodically repurchased Common Shares in the open market or through privately negotiated transactions under a repurchase program authorized by our Board of Directors. At its regular March 2012 meeting, our Board authorized the repurchase in the open market or through privately negotiated transactions of up to $312 million of our Common Shares. This authorization was expressly in addition to any amounts remaining under preexisting authority. Pursuant to our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve, KeyCorp had authority to repurchase up to $344 million of our Common Shares, including $312 million for general repurchase and up to $32 million for repurchase in connection with employee elections under our compensation and benefit programs.

During the second quarter of the 2012, we completed $82 million of Common Share repurchases from shareholders on the open market, and $3 million of Common Share repurchases from employees in connection with employee elections under our compensation and benefit programs, pursuant to this plan. Following completion of these repurchases, we have remaining authority to repurchase up to $259 million of our Common Shares, including up to $230 million for general repurchase and up to $29 million for repurchase in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2013.

The following table summarizes Key’s repurchases of its Common Shares for the three months ended June 30, 2012.

Calendar month	Total number of shares repurchased	(a)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of shares that may yet be purchased under the plans or programs	(b)
April 1 - 30	2,893,680		$8.03	2,494,580	50,228,405
May 1 - 31	7,988,764		7.76	7,973,408	44,588,723
June 1 - 30	985		7.96	—	43,637,833
Total	10,883,429		$7.83	10,467,988

(a)	Includes Common Shares deemed surrendered by employees in connection with Key’s stock compensation and benefit plans to satisfy tax obligations, and repurchases in the open market.

(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares on April 30, 2012 at $8.04, May 31, 2012 at $7.50, and June 29, 2012 at $7.74, plus our previously existing program shares available of 13,922,496.

Item 6.	Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

KEYCORP
(Registrant)

Date: August 2, 2012	/s/ Robert L. Morris
	By:	Robert L. Morris
Chief Accounting Officer