Form 10-Q
period 2012-09-30
KEYCORP /NEW/
filed 2012-11-01
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	933,646,295 Shares
(Title of class)	(Outstanding at October 31, 2012)

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation”), that begins on page 10.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets

in millions, except per share data	September 30, 2012	December 31, 2011	September 30, 2011

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$974	$694	$828
Short-term investments	2,208	3,519	4,766
Trading account assets	663	623	729
Securities available for sale	11,962	16,012	17,612
Held-to-maturity securities (fair value: $4,212, $2,133 and $1,186)	4,153	2,109	1,176
Other investments	1,106	1,163	1,210
Loans, net of unearned income of $980, $1,388 and $1,413	51,419	49,575	48,195
Less: Allowance for loan and lease losses	888	1,004	1,131

Net loans	50,531	48,571	47,064
Loans held for sale	628	728	479
Premises and equipment	942	944	924
Operating lease assets	290	350	393
Goodwill	979	917	917
Other intangible assets	182	17	18
Corporate-owned life insurance	3,309	3,256	3,227
Derivative assets	771	945	940
Accrued income and other assets (including $59 of consolidated
LIHTC guaranteed funds VIEs, see Note 9)(a)	2,871	3,077	2,946
Discontinued assets (including $2,542 of consolidated education loan securitization trust VIEs (see Note 9) and $71 of loans in portfolio at fair value)(a)	5,381	5,860	6,033

Total assets	$86,950	$88,785	$89,262

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$30,573	$27,954	$27,548
Savings deposits	2,393	1,962	1,968
Certificates of deposit ($100,000 or more)	3,226	4,111	4,457
Other time deposits	4,941	6,243	6,695

Total interest-bearing	41,133	40,270	40,668
Noninterest-bearing	22,486	21,098	19,803
Deposits in foreign office — interest-bearing	569	588	561

Total deposits	64,188	61,956	61,032
Federal funds purchased and securities sold under repurchase agreements	1,746	1,711	1,728
Bank notes and other short-term borrowings	388	337	519
Derivative liabilities	657	1,026	1,141
Accrued expense and other liabilities	1,238	1,763	1,556
Long-term debt	6,119	9,520	10,717
Discontinued liabilities (including $2,335 of consolidated education loan securitization trust VIEs at fair value, see Note 9)(a)	2,335	2,550	2,651

Total liabilities	76,671	78,863	79,344
EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839 and 2,904,839 shares	291	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905 and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	4,118	4,194	4,191
Retained earnings	6,762	6,246	6,079
Treasury stock, at cost (80,775,030, 63,962,113 and 64,161,618)	(1,868)	(1,815)	(1,820)
Accumulated other comprehensive income (loss)	(69)	(28)	143

Key shareholders’ equity	10,251	9,905	9,901
Noncontrolling interests	28	17	17

Total equity	10,279	9,922	9,918

Total liabilities and equity	$86,950	$88,785	$89,262

(a)	The assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2012	2011	2012	2011

INTEREST INCOME
Loans	$538	$543	$1,592	$1,664
Loans held for sale	5	3	15	10
Securities available for sale	93	140	314	455
Held-to-maturity securities	21	2	50	3
Trading account assets	4	5	15	21
Short-term investments	1	3	4	5
Other investments	9	9	27	33

Total interest income	671	705	2,017	2,191

INTEREST EXPENSE
Deposits	60	95	208	305
Federal funds purchased and securities sold under repurchase agreements	1	1	3	4
Bank notes and other short-term borrowings	1	3	5	9
Long-term debt	37	57	138	163

Total interest expense	99	156	354	481

NET INTEREST INCOME	572	549	1,663	1,710
Provision (credit) for loan and lease losses	109	10	172	(38)

Net interest income (expense) after provision for loan and lease losses	463	539	1,491	1,748

NONINTEREST INCOME
Trust and investment services income	106	107	317	330
Service charges on deposit accounts	74	74	212	211
Operating lease income	17	30	59	97
Letter of credit and loan fees	52	55	162	157
Corporate-owned life insurance income	26	31	86	86
Net securities gains (losses)(a)	—	—	—	1
Electronic banking fees	18	33	54	96
Gains on leased equipment	46	7	109	16
Insurance income	13	13	36	42
Net gains (losses) from loan sales	39	18	93	48
Net gains (losses) from principal investing	11	34	70	86
Investment banking and capital markets income (loss)	38	25	118	110
Other income	104	56	185	114

Total noninterest income	544	483	1,501	1,394

NONINTEREST EXPENSE
Personnel	411	382	1,185	1,133
Net occupancy	65	65	191	192
Operating lease expense	13	23	45	76
Computer processing	43	40	127	124
Business services and professional fees	49	47	138	129
FDIC assessment	7	7	23	45
OREO expense, net	1	1	14	8
Equipment	27	26	80	78
Marketing	18	16	48	36
Provision (credit) for losses on lending-related commitments	(8)	(1)	(2)	(17)
Intangible asset amortization on credit cards	6	—	6	—
Other intangible asset amortization	3	1	5	3
Other expense	99	85	291	266

Total noninterest expense	734	692	2,151	2,073

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	273	330	841	1,069
Income taxes	52	95	184	300

INCOME (LOSS) FROM CONTINUING OPERATIONS	221	235	657	769
Income (loss) from discontinued operations, net of taxes of $-, ($11), $3 and ($23) (see Note 11)	—	(17)	5	(37)

NET INCOME (LOSS)	221	218	662	732
Less: Net income (loss) attributable to noncontrolling interests	2	1	7	12

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$219	$217	$655	$720

Income (loss) from continuing operations attributable to Key common shareholders	$214	$229	$634	$656
Net income (loss) attributable to Key common shareholders	214	212	639	619

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.24	$.67	$.71
Income (loss) from discontinued operations, net of taxes	—	(.02)	.01	(.04)
Net income (loss) attributable to Key common shareholders (b)	.23	.22	.68	.67
Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.24	$.67	$.71
Income (loss) from discontinued operations, net of taxes	—	(.02)	.01	(.04)
Net income (loss) attributable to Key common shareholders (b)	.23	.22	.67	.67
Cash dividends declared per common share	$.05	$.03	$.13	$.07
Weighted-average common shares outstanding (000) (c)	936,223	948,702	943,378	926,298
Weighted-average common shares and potential common shares outstanding (000)	940,764	950,686	947,582	930,449

(a)	For the three months ended September 30, 2012 and 2011, we did not have any impairment losses related to securities.

(b)	Earnings per share may not foot due to rounding.

(c)	Assumes conversion of stock options and/or Preferred Series A, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
in millions	2012	2011	2012	2011

Net income (loss)	$221	$218	$662	$732
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($17), $32, ($48), and $93	(28)	54	(81)	157
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $12, ($7), $17, and ($3)	20	(13)	28	(6)
Foreign currency translation adjustments	9	(8)	5	5
Net pension and postretirement benefit costs, net of income taxes	2	1	7	4

Other comprehensive income (loss), net of tax:	224	252	621	892
Net contribution from (distribution to) noncontrolling interests	5	(13)	4	(252)

Total comprehensive income (loss) attributable to Key	$229	$239	$625	$640

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Common Stock Warrant	Capital Surplus	Retained Earnings		Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

BALANCE AT DECEMBER 31, 2010	2,930	880,608	$2,737	$946	$87	$3,711	$5,557		$(1,904)	$(17)	$257
Correction of an error in cumulative effective adjustment							(30)	(a)
Net income (loss)							720				12
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $93										157
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(3)										(6)
Net distribution to noncontrolling interests											(252)
Foreign currency translation adjustments										5
Net pension and postretirement benefit costs, net of income taxes										4
Deferred compensation						(2)
Cash dividends declared on common shares ($.07 per share)							(67)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($5.8125 per share)							(17)
Cash dividends accrued on Cumulative Series B
Preferred Stock (5% per annum)							(31)
Series B Preferred Stock - TARP redemption	(25)		(2,451)				(49)
Repurchase of common stock warrant					(87)	17
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares issuance		70,621		71		533
Common shares reissued for stock options and other employee benefit plans		1,579				(68)			84
Other			1

BALANCE AT SEPTEMBER 30, 2011	2,905	952,808	$291	$1,017	—	$4,191	$6,079		$(1,820)	$143	$17

BALANCE AT DECEMBER 31, 2011	2,905	953,008	$291	$1,017	—	$4,194	$6,246		$(1,815)	$(28)	$17
Net income (loss)							655				7
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(48)										(81)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $17										28
Net contribution from noncontrolling interests											4
Foreign currency translation adjustments										5
Net pension and postretirement benefit costs, net of income taxes										7
Deferred compensation						10
Cash dividends declared on common shares ($.13 per share)							(123)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($5.8125 per share)							(16)
Common shares repurchased		(20,107)							(163)
Common shares reissued (returned) for stock options and other employee benefit plans		3,294				(86)			110

BALANCE AT SEPTEMBER 30, 2012	2,905	936,195	$291	$1,017	—	$4,118	$6,762		$(1,868)	$(69)	$28

(a)	Corrected the cumulative effective adjustment made to beginning retained earnings on January 1, 2010 related to the consolidation of the student loan securitization trusts in discontinued operations. See Note 11 (“Acquisitions and Discontinued Operations”) for more information.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
in millions	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$662	$ 732
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	172	(38)
Depreciation, amortization, and accretion, net	178	208
FDIC (payments) net of FDIC expense	19	41
Deferred income taxes (benefit)	36	(261)
Net losses (gains) and writedown on OREO	12	6
Provision (credit) for customer derivative losses	5	(12)
Net losses (gains) from loan sales	(93)	(48)
Net losses (gains) from principal investing	(70)	(86)
Provision (credit) for losses on lending-related commitments	2	(17)
(Gains) losses on leased equipment	(109)	(16)
Net securities losses (gains)	—	(1)
Net decrease (increase) in loans held for sale excluding loan transfers from continuing operations	23	66
Net decrease (increase) in trading account assets	(40)	256
Other operating activities, net	(141)	1,045

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	656	1,875
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	866	—
Net decrease (increase) in short-term investments	1,311	(3,422)
Purchases of securities available for sale	(232)	(624)
Proceeds from sales of securities available for sale	1	1,662
Proceeds from prepayments and maturities of securities available for sale	4,159	3,532
Proceeds from prepayments and maturities of held-to-maturity securities	437	11
Purchases of held-to-maturity securities	(2,481)	(1,170)
Purchases of other investments	(48)	(125)
Proceeds from sales of other investments	17	57
Proceeds from prepayments and maturities of other investments	134	63
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(1,226)	1,257
Proceeds from loan sales	114	111
Purchases of premises and equipment	(93)	(102)
Proceeds from sales of premises and equipment	1	1
Proceeds from sales of other real estate owned	55	112

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,015	1,363
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	184	422
Net increase (decrease) in short-term borrowings	86	(949)
Net proceeds from issuance of long-term debt	20	1,021
Payments on long-term debt	(3,381)	(1,086)
Repurchase of Treasury Shares	(163)	—
Net proceeds from issuance of common shares	—	604
Net proceeds from reissuance of common shares	2	—
Series B Preferred Stock - TARP redemption	—	(2,500)
Repurchase of common stock warrant	—	(70)
Cash dividends paid	(139)	(130)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,391)	(2,688)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	280	550
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	694	278

CASH AND DUE FROM BANKS AT END OF PERIOD	$974	$828

Additional disclosures relative to cash flows:
Interest paid	$302	$445
Income taxes paid (refunded)	39	(314)
Noncash items:
Assets acquired	$1,194	—
Liabilities assumed	2,059	—
Loans transferred to portfolio from held for sale	$93	—
Loans transferred to held for sale from portfolio	16	$78
Loans transferred to other real estate owned	32	34

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

ABO: Accumulated benefit obligation.	N/A: Not applicable.
AICPA: American Institute of Certified Public Accountants.	NASDAQ: The NASDAQ Stock Market LLC.
ALCO: Asset/Liability Management Committee.	N/M: Not meaningful.
ALLL: Allowance for loan and lease losses.	NOW: Negotiable Order of Withdrawal.
A/LM: Asset/liability management.	NPR: Notice of proposed rulemaking.
AOCI: Accumulated other comprehensive income (loss).	NYSE: New York Stock Exchange.
APBO: Accumulated postretirement benefit obligation.	OCC: Office of the Comptroller of the Currency.
Austin: Austin Capital Management, Ltd.	OCI: Other comprehensive income (loss).
BHCs: Bank holding companies.	OREO: Other real estate owned.
CCAR: Comprehensive Capital Analysis and Review.	OTTI: Other-than-temporary impairment.
CMO: Collateralized mortgage obligation.	QSPE: Qualifying special purpose entity.
Common Shares: Common Shares, $1 par value.	PCI: Purchased credit impaired.
CPP: Capital Purchase Program of the U.S. Treasury.	PBO: Projected benefit obligation.
DIF: Deposit Insurance Fund.	S&P: Standard and Poor’s Ratings Services, a Division of The
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	McGraw-Hill Companies, Inc.
Consumer Protection Act of 2010.	SCAP: Supervisory Capital Assessment Program administered
ERISA: Employee Retirement Income Security Act of 1974.	by the Federal Reserve.
ERM: Enterprise risk management.	SEC: U.S. Securities & Exchange Commission.
EVE: Economic value of equity.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
FASB: Financial Accounting Standards Board.	Perpetual Convertible Preferred Stock, Series A.
FDIC: Federal Deposit Insurance Corporation.	Series B Preferred Stock: KeyCorp’s Fixed-Rate Cumulative
Federal Reserve: Board of Governors of the Federal Reserve System.	Perpetual Preferred Stock, Series B issued to the U.S. Treasury under the CPP.
FHLMC: Federal Home Loan Mortgage Corporation.	SILO: Sale in, lease out transaction.
FNMA: Federal National Mortgage Association.	SPE: Special purpose entity.
FVA: Fair value of pension plan assets.	TAG: Transaction Account Guarantee program of the FDIC.
GAAP: U.S. generally accepted accounting principles.	TARP: Troubled Asset Relief Program.
GNMA: Government National Mortgage Association.	TDR: Troubled debt restructuring.
IRS: Internal Revenue Service.	TE: Taxable equivalent.
ISDA: International Swaps and Derivatives Association.	TLGP: Temporary Liquidity Guarantee Program of the FDIC.
KAHC: Key Affordable Housing Corporation.	U.S. Treasury: United States Department of the Treasury.
LIBOR: London Interbank Offered Rate.	VAR: Value at risk.
LIHTC: Low-income housing tax credit.	VEBA: Voluntary Employee Beneficiary Association.
LILO: Lease in, lease out transaction.	VIE: Variable interest entity.
Moody’s: Moody’s Investor Services, Inc.	XBRL: eXtensible Business Reporting Language.

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

Acquisitions

On July 13, 2012, we acquired 37 branches in Western New York and recorded approximately $2 billion of assets acquired and deposits assumed at their estimated fair values as of the acquisition date. Fair value adjustments to assets acquired and liabilities assumed will be amortized in accordance with the applicable accounting guidance over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities. The core deposit intangible will be amortized over a seven-year period using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized. In a second closing of this acquisition on September 14, 2012, we acquired approximately $69 million of credit card assets and assumed a related reward liability of $1 million. The fair values of these assets and the liability including the purchased credit card relationship intangible asset are still being determined.

On August 1, 2012, we acquired approximately $718 million (based on estimated fair value at acquisition date) in Key-branded credit card assets from Elan Financial Services, Inc. These assets and the related purchased credit card relationship intangible asset were recorded at acquisition date fair value. The intangible asset related to this acquisition will be amortized over an eight-year period using an accelerated amortization method reflective of the manner in which the related benefit attributable to the credit card assets will be recognized.

Additional information regarding these acquisitions is provided in Note 11.

Purchased Loans

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI and initially recorded at fair value without recording an allowance for loan losses. Fair value of these loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then a market-based discount rate is applied to those cash flows. PCI loans are generally accounted for on a pool basis, with pools formed based on the common characteristics of the loans, such as loan collateral type or loan product type. Each pool is accounted for as a single asset with one composite interest rate and an aggregate expectation of cash flows.

Under the accounting model for PCI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable amount,” is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual (and nonperforming) in the same manner as originated loans. Rather, acquired PCI loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable amount,” includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool.

Subsequent to acquisition of loans determined to be PCI loans, actual cash collections are monitored relative to management’s expectations, and revised cash flow expectations are prepared, as necessary. These revised expectations involve updates, as necessary, of the key assumptions used in the initial estimate of fair value. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool.

A purchased loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party or foreclosure of the collateral. In the event of a sale of the loan, a gain or loss on sale is recognized and reported within noninterest income based on the difference between the sales proceeds and the carrying amount of the loan. In the case of a foreclosure an individual loan is removed from the pool based on comparing the amount received from its resolution (fair value of the underlying collateral less costs to sell). Any difference between this amount and the loan carrying value is absorbed by the nonaccretable difference established for the entire pool. For loans resolved by payment in full, there is no adjustment of the nonaccretable difference since there is no difference between the amount received at resolution and the outstanding balance of the loan. In these cases, the remaining accretable amount balance is unaffected and any material change in remaining effective yield caused by the removal of the loan from the pool is addressed in connection with the subsequent cash flow re-assessment for the pool. PCI loans subject to modification are not removed from the pool even if those loans would otherwise be deemed TDRs as the pool, and not the individual loan, represents the unit of account.

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

Accounting Guidance Pending Adoption at September 30, 2012

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

2. Earnings Per Common Share

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2012	2011	2012	2011

EARNINGS
Income (loss) from continuing operations	$221	$235	$657	$769
Less: Net income (loss) attributable to noncontrolling interests	2	1	7	12

Income (loss) from continuing operations attributable to Key	219	234	650	757
Less: Dividends on Series A Preferred Stock	5	5	16	17
Cash dividends on Series B Preferred Stock	—	—	—	31
Amortization of discount on Series B Preferred Stock(b)	—	—	—	53

Income (loss) from continuing operations attributable to Key common shareholders	214	229	634	656
Income (loss) from discontinued operations, net of taxes(a)	—	(17)	5	(37)

Net income (loss) attributable to Key common shareholders	$214	$212	$639	$619

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	936,223	948,702	943,378	926,298
Effect of dilutive convertible preferred stock, common share options and other stock awards (000)	4,541	1,984	4,204	4,151

Weighted-average common shares and potential common shares outstanding (000)	940,764	950,686	947,582	930,449

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.24	$.67	$.71
Income (loss) from discontinued operations, net of taxes (a)	—	(.02)	.01	(.04)
Net income (loss) attributable to Key common shareholders(c)	.23	.22	.68	.67

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.23	$.24	$.67	$.71
Income (loss) from discontinued operations, net of taxes (a)	—	(.02)	.01	(.04)
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.23	.22	.67	.67

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of these decisions, we have accounted for these businesses as discontinued operations. The income from discontinued operations for the nine months ended September 30, 2012, was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	Includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(c)	EPS may not foot due to rounding.

3.  Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	September 30, 2012	December 31, 2011	September 30, 2011

Commercial, financial and agricultural(a)	$21,979	$19,759	$17,848
Commercial real estate:
Commercial mortgage	7,529	8,037	7,958
Construction	1,067	1,312	1,456

Total commercial real estate loans	8,596	9,349	9,414
Commercial lease financing	4,960	5,674	5,957

Total commercial loans	35,535	34,782	33,219
Residential — prime loans:
Real estate — residential mortgage	2,138	1,946	1,875
Home equity:
Key Community Bank	9,768	9,229	9,347
Other	409	535	565

Total home equity loans	10,177	9,764	9,912

Total residential — prime loans	12,315	11,710	11,787
Consumer other — Key Community Bank	1,313	1,192	1,187
Credit cards	710	—	—
Consumer other:
Marine	1,448	1,766	1,871
Other	98	125	131

Total consumer other	1,546	1,891	2,002

Total consumer loans	15,884	14,793	14,976

Total loans (b) (c)	$51,419	$49,575	$48,195

(a)	September 30, 2012 loan balance includes $88 million of commercial credit card balances.

(b)	Excluded at September 30, 2012, December 31, 2011, and September 30, 2011, are loans in the amount of $5.3 billion, $5.8 billion and $6.0 billion, respectively, related to the discontinued operations of the education lending business.

(c)	September 30, 2012 includes purchased loans of $231 million of which $25 million were PCI loans.

Our loans held for sale are summarized as follows:

in millions	September 30, 2012	December 31, 2011	September 30, 2011

Commercial, financial and agricultural	$13	$19	$29
Real estate — commercial mortgage	484	567	325
Real estate — construction	10	35	20
Commercial lease financing	4	12	26
Real estate — residential mortgage	117	95	79

Total loans held for sale	$628	$728	$479

Our quarterly summary of changes in loans held for sale as follows:

in millions	September 30, 2012	December 31, 2011	September 30, 2011

Balance at beginning of the period	$656	$479	$381
New originations	1,280	1,235	853
Transfers from held to maturity, net	13	19	23
Loan sales	(1,311)	(932)	(759)
Loan draws (payments), net	(9)	(72)	1
Transfers to OREO / valuation adjustments	(1)	(1)	(20)

Balance at end of period	$628	$728	$479

4.  Asset Quality

We manage our exposure to credit risk by closely monitoring loan performance trends and general economic conditions. A key indicator of the potential for future credit losses is the level of nonperforming assets and past due loans.

Our nonperforming assets and past due loans were as follows:

in millions	September 30, 2012	December 31, 2011	September 30, 2011

Total nonperforming loans (a)(b)	$653	$727	$788
Nonperforming loans held for sale	19	46	42
OREO	29	65	63
Other nonperforming assets	17	21	21

Total nonperforming assets	$718	$859	$914

Nonperforming assets from discontinued operation - education lending (f)	$22	$23	$22

Restructured loans included in nonperforming loans (a)(c)	$217	$191	$178
Restructured loans with an allocated specific allowance (d)	78	50	27
Specifically allocated allowance for restructured loans (e)	31	10	5

Accruing loans past due 90 days or more	$89	$164	$118
Accruing loans past due 30 through 89 days	354	441	478

(a)	September 30, 2012 includes $38 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in recently updated regulatory guidance. Such loans have been designated as nonperforming and TDRs.

(b)	September 30, 2012 excludes $25 million of PCI loans acquired in July 2012.

(c)	A loan is “restructured” (i.e., TDRs) when the borrower is experiencing financial difficulty and we grant a concession that we would not otherwise consider to improve the collectability of the loan. Typical concessions include: reducing the interest rate, extending the maturity date, or reducing the principal balance.

(d)	Included in individually impaired loans allocated a specific allowance.

(e)	Included in allowance for individually evaluated impaired loans.

(f)	Includes approximately $3 million of restructured loans at September 30, 2012. See Note 11 for further discussion.

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI and initially recorded at fair value without recording an allowance for loan losses. At the date of acquisition, the estimated gross contractual amount receivable of PCI loans totaled $41 million. The estimated cash flows not expected to be collected (i,e, nonaccretable amount) was $11 million and the accretable amount was approximately $5 million. The difference between the fair value and the cash flows expected to be collected from the purchased loans is accreted to interest income over the remaining term of the loans. Accordingly, these loans are not subject to classification as non-accrual (and nonperforming) in the same manner as originated loans. Rather, purchased loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to the contractual interest payments at the loan level.

At September 30, 2012, the approximate carrying amount of our commercial nonperforming loans outstanding represented 59% of their original contractual amount, total nonperforming loans outstanding represented 70% of their original contractual amount owed, and nonperforming assets in total were carried at 67% of their original contractual amount.

At September 30, 2012, our twenty largest nonperforming loans totaled $202 million, representing 31% of total loans on nonperforming status from continuing operations. At September 30, 2011, the twenty largest nonperforming loans totaled $265 million, representing 34% of total loans on nonperforming status.

The amount by which nonperforming loans and loans held for sale reduced expected interest income was $18 million for the nine months ended September 30, 2012, and $31 million for the year ended December 31, 2011.

The following tables set forth a further breakdown of individually impaired loans as of September 30, 2012, December 31, 2011 and September 30, 2011:

September 30, 2012 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment

With no related allowance recorded:
Commercial, financial and agricultural	$57		$118		—	$58
Commercial real estate:
Commercial mortgage	106		182		—	109
Construction	42		203		—	47

Total commercial real estate loans	148		385		—	156

Total commercial loans with no related allowance recorded	205		503		—	214

Real estate — residential mortgage	—		—		—	1

Home equity:
Key Community Bank	45		45		—	23
Other	2		2		—	1

Total home equity loans	47		47		—	24

Consumer other — Key Community Bank	1		1		—	1
Consumer other:
Marine	4		4		—	2

Total consumer other	4		4		—	2

Total consumer loans	52		52		—	28

Total loans with no related allowance recorded	257		555		—	242

With an allowance recorded:
Commercial, financial and agricultural	35		45		$12	39
Commercial real estate:
Commercial mortgage	31		32		7	44
Construction	—		—		—	2

Total commercial real estate loans	31		32		7	46

Total commercial loans with an allowance recorded	66		77		19	85

Real estate — residential mortgage	18		18		1	17

Home equity:
Key Community Bank	20		20		10	16
Other	8		8		1	7

Total home equity loans	28		28		11	23

Consumer other — Key Community Bank	2		2		1	2
Consumer other:
Marine	56		56		7	53
Other	1		1		—	1

Total consumer other	57		57		7	54

Total consumer loans	105		105		20	96

Total loans with an allowance recorded	171		182		39	181

Total	$428		$737		$39	$423

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2011 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment

With no related allowance recorded:
Commercial, financial and agricultural	$88		$195		—	$75
Commercial real estate:
Commercial mortgage	100		240		—	131
Construction	30		113		—	98

Total commercial real estate loans	130		353		—	229

Total loans with no related allowance recorded	218		548		—	304

With an allowance recorded:
Commercial, financial and agricultural	62		70		$26	75
Commercial real estate:
Commercial mortgage	96		115		21	91
Construction	12		18		4	29

Total commercial real estate loans	108		133		25	120
Commercial lease financing	—		—		—	6

Total loans with an allowance recorded	170		203		51	201

Total	$388		$751		$51	$505

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

September 30, 2011 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment

With no related allowance recorded:
Commercial, financial and agricultural	$91		$202		—	$104
Commercial real estate:
Commercial mortgage	139		292		—	131
Construction	58		203		—	71

Total commercial real estate loans	197		495		—	202

Total commercial loans with an allowance recorded	288		697		—	306
Home equity — Key Community Bank	2		2		—	1

Total loans with no related allowance recorded	290		699		—	307

With an allowance recorded:
Commercial, financial and agricultural	53		61		$20	48
Commercial real estate:
Commercial mortgage	78		90		14	84
Construction	20		20		10	27

Total commercial real estate loans	98		110		24	111

Total loans with an allowance recorded	151		171		44	159

Total	$441		$870		$44	$466

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the nine months ended September 30, 2012 and 2011, interest income recognized on the outstanding balances of accruing impaired loans totaled $4 million for each period presented.

At September 30, 2012, aggregate restructured loans (accrual, nonaccrual and held-for-sale loans) totaled $323 million, compared to $276 million at December 31, 2011, and $277 million at September 30, 2011. We added $192 million in restructured loans during the nine months ended of 2012, which were partially offset by $144 million in payments and charge-offs.

A further breakdown of restructured loans (TDRs) included in nonperforming loans by loan category as of September 30, 2012, follows:

September 30, 2012 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	91	$107	$54
Commercial real estate:
Real estate — commercial mortgage	18	47	29
Real estate — construction	8	53	30

Total commercial real estate loans	26	100	59

Total commercial loans	117	207	113
Real estate — residential mortgage	70	7	7
Home equity:
Key Community Bank	1,804	89	58
Other	486	11	7

Total home equity loans	2,290	100	65
Consumer other — Key Community Bank	125	2	2
Consumer other:
Marine	491	33	28
Other	91	2	2

Total consumer other	582	35	30

Total consumer loans	3,067	144	104

Total nonperforming TDRs	3,184	351	217

Prior-year accruing (a)
Commercial, financial and agricultural	152	15	7
Commercial real estate:
Real estate — commercial mortgage	7	71	45
Real estate — construction	1	15	—

Total commercial real estate loans	8	86	45

Total commercial loans	160	101	52
Real estate — residential mortgage	108	11	11
Home equity:
Key Community Bank	86	6	6
Other	95	3	3

Total home equity loans	181	9	9
Consumer other — Key Community Bank	20	—	—
Consumer other:
Marine	126	32	32
Other	51	2	2

Total consumer other	177	34	34

Total consumer loans	486	54	54

Total prior-year accruing TDRs	646	155	106

Total TDRs	3,830	$506	$323

(a)	All TDRs that were restructured prior to January 1, 2012 and are fully accruing.

A further breakdown of restructured loans (TDRs) included in nonperforming loans by loan category as of September 30, 2011, follows:

September 30, 2011 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	11	$84	$46
Commercial real estate:
Real estate — commercial mortgage	12	74	69
Real estate — construction	6	50	18

Total commercial real estate loans	18	124	87
Commercial lease financing	182	24	11

Total commercial loans	211	232	144
Real estate — residential mortgage	73	7	7
Home equity:
Key Community Bank	30	2	1
Other	29	1	1

Total home equity loans	59	3	2
Consumer other — Key Community Bank	7	—	—
Consumer other:
Marine	43	26	25
Other	18	—	—

Total consumer other	61	26	25

Total consumer loans	200	36	34

Total nonperforming TDRs	411	268	178

Prior-year accruing (a)
Commercial, financial and agricultural	1	8	5
Commercial real estate:
Real estate — commercial mortgage	4	57	32
Real estate — construction	3	39	19

Total commercial real estate loans	7	96	51
Commercial lease financing	167	17	13

Total commercial loans	175	121	69
Real estate — residential mortgage	56	9	9
Home equity:
Key Community Bank	64	6	6
Other	71	3	2

Total home equity loans	135	9	8
Consumer other — Key Community Bank	14	—	—
Consumer other:
Marine	109	13	11
Other	34	2	2

Total consumer other	143	15	13

Total consumer loans	348	33	30

Total prior-year accruing TDRs	523	154	99

Total TDRs	934	$422	$277

(a)	All TDRs that were restructured prior to January 1, 2011 and are fully accruing.

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession to the borrower without commensurate financial, structural, or legal consideration. All commercial and consumer loan TDRs, regardless of size, are evaluated for impairment individually to determine the probable loss content and are assigned a specific loan allowance if deemed appropriate. The financial effects of TDRs are reflected in the components that comprise the allowance for loan and lease losses in either the amount of charge-offs or loan loss provision and appropriately impact the ultimate allowance level. Additional information regarding TDRs for discontinued operations is provided in Note 11 (“Acquisitions and Discontinued Operations”).

Commercial and consumer loan TDRs are considered subsequently defaulted at 90 days past due and when they are greater than 60 days past due, respectively, for principal and interest payments. There were no significant commercial or consumer loans that were designated as TDRs during calendar year 2011, for which there was a payment default during the first nine months of 2012.

Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our client’s financial needs. A majority of our concessions granted to borrowers are in the form of interest rate reductions. Other concession types include forgiveness of principal and other modifications of loan terms. Consumer loan concessions include Home Affordable Modification Program (“HAMP”) loans of approximately $3 million as of September 30, 2012. These loan concessions have successfully completed the required trial period under HAMP and as a result have been permanently modified and are included in consumer TDRs.

As of September 30, 2012, $38 million of performing secured loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower were reclassified as TDRs. Regardless of delinquency status, these loans were transferred at the collateral’s fair market value less selling costs, classified as nonaccrual, and are included in nonperforming loans.

The following table shows the concession types for our commercial accruing and nonaccruing TDRs and other selected financial data.

dollars in millions	September 30, 2012	December 31, 2011	September 30, 2011

Interest rate reduction	$145	$177	$195
Forgiveness of principal	7	23	12
Other modification of loan terms	14	8	6

Total	$166	$208	$213

Total commercial and consumer TDRs (a)	$323	$276	$277
Total commercial TDRs to total commercial loans	.47%	.60%	.64%
Total commercial TDRs to total loans	.32	.42	.44
Total commercial loans	$35,535	$34,782	$33,219
Total loans	51,419	49,575	48,195

(a)	Commitments outstanding to lend additional funds to borrowers whose terms have been modified in TDRs are $47 million, $25 million, and $39 million at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” on page 117 of our 2011 Annual Report on Form 10-K. Pursuant to regulatory guidance issued in January 2012, the above-mentioned policy for nonperforming loans was revised effective for the second quarter of 2012. As of June 30, 2012, any second lien home equity loan with an associated first lien that is: 120 days or more past due; in foreclosure; or when the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan. This policy was implemented prospectively, and, therefore, prior periods were not presented. Credit card loans on which payments are past due for 90 days are placed on nonaccrual status.

At September 30, 2012, approximately $50.3 billion, or 98%, of our total loans are current. At September 30, 2012, total past due loans and nonperforming loans of $1.1 billion represent approximately 2% of total loans.

The following aging analysis as of September 30, 2012 and 2011, of past due and current loans provides further information regarding Key’s credit exposure.

September 30, 2012 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans (a)	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans

LOAN TYPE
Commercial, financial and agricultural	$21,766	$46	$19	$15	$132	$212	$1	$21,979
Commercial real estate:
Commercial mortgage	7,344	19	3	26	134	182	3	7,529
Construction	993	5	3	13	53	74	—	1,067

Total commercial real estate loans	8,337	24	6	39	187	256	3	8,596
Commercial lease financing	4,881	48	11	2	18	79	—	4,960

Total commercial loans	$34,984	$118	$36	$56	$337	$547	$4	$35,535

Real estate — residential mortgage	$1,997	$22	$13	$6	$83	$124	$17	$2,138
Home equity:
Key Community Bank	9,492	57	30	15	171	273	3	9,768
Other	374	9	5	3	18	35	—	409

Total home equity loans	9,866	66	35	18	189	308	3	10,177
Consumer other — Key Community Bank	1,290	9	4	6	3	22	1	1,313
Credit cards	692	6	4	—	8	18	—	710
Consumer other:
Marine	1,377	29	9	2	31	71	—	1,448
Other	92	2	1	1	2	6	—	98

Total consumer other	1,469	31	10	3	33	77	—	1,546

Total consumer loans	$15,314	$134	$66	$33	$316	$549	$21	$15,884

Total loans	$50,298	$252	$102	$89	$653	$1,096	$25	$51,419

(a)	Includes $38 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in recently updated regulatory guidance. Such loans have been designated as nonperforming and TDRs.

September 30, 2011 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Total Loans

LOAN TYPE
Commercial, financial and agricultural	$17,576	$40	$20	$24	$188	$272	$17,848
Commercial real estate:
Commercial mortgage	7,612	101	3	5	237	346	7,958
Construction	1,345	5	5	8	93	111	1,456

Total commercial real estate loans	8,957	106	8	13	330	457	9,414
Commercial lease financing	5,812	57	23	34	31	145	5,957

Total commercial loans	$32,345	$203	$51	$71	$549	$874	$33,219

Real estate — residential mortgage	$1,747	$20	$11	$9	$88	$128	$1,875
Home equity:
Key Community Bank	9,125	63	35	22	102	222	9,347
Other	529	13	7	4	12	36	565

Total home equity loans	9,654	76	42	26	114	258	9,912
Consumer other — Key Community Bank	1,159	11	5	8	4	28	1,187
Consumer other:
Marine	1,781	36	19	3	32	90	1,871
Other	125	3	1	1	1	6	131

Total consumer other	1,906	39	20	4	33	96	2,002

Total consumer loans	$14,466	$146	$78	$47	$239	$510	$14,976

Total loans	$46,811	$349	$129	$118	$788	$1,384	$48,195

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

Credit quality indicators for our commercial and consumer loan portfolios excluding $25 million of purchased credit impaired loans, based on bond rating, regulatory classification and payment activity as of September 30, 2012 and September 30, 2011 are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

September 30, in millions

	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total

RATING (b) (c)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

AAA — AA	$166	$109	$1	$2	$1	$3	$465	$639	$633	$753
A	755	655	63	62	1	1	1,107	1,272	1,926	1,990
BBB — BB	19,229	14,928	6,137	5,747	759	762	3,087	3,509	29,212	24,946
B	940	807	585	726	38	132	188	306	1,751	1,971
CCC — C	888	1,349	740	1,421	268	558	113	231	2,009	3,559

Total	$21,978	$17,848	$7,526	$7,958	$1,067	$1,456	$4,960	$5,957	$35,531	$33,219

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

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a) (b)

September 30, in millions

	Residential — Prime
GRADE	2012	2011

Pass	$11,999	$11,550
Substandard	296	237

Total	$12,295	$11,787

Credit Risk Profile Based on Payment Activity (a) (b)

September 30,	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
in millions	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Performing	$1,309	$1,183	$702	—	$1,417	$1,839	$96	$130	$3,524	$3,152
Nonperforming	3	4	8	—	31	32	2	1	44	37
Total	$1,312	$1,187	$710	—	$1,448	$1,871	$98	$131	$3,568	$3,189

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans. As of September 30, 2012, any second lien home equity loan with an associated first lien: that is 120 days or more past due; in foreclosure; or when the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan in accordance with regulatory guidance issued in January 2012.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at September 30, 2012 represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

While quantitative modeling factors such as default probability and expected recovery rates are constantly changing as the financial strength of the borrower and overall economic conditions change, there have been no changes to the accounting policies or methodology we used to estimate the ALLL.

Commercial loans generally are charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 days past due. Home equity and residential mortgage loans generally are charged down to the fair value of the underlying collateral when payment is 180 days past due. Credit card loans are charged off when payments are 180 days past due. All other consumer loans are charged off when payments are 120 days past due.

At September 30, 2012, the ALLL was $888 million, or 1.73% of loans, compared to $1.1 billion, or 2.35% of loans, at September 30, 2011. At September 30, 2012, the ALLL was 135.99% of nonperforming loans compared to 143.53% at September 30, 2011.

A summary of the allowance for loan and lease losses for the periods indicated is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
in millions	2012	2011	2012	2011

Balance at beginning of period — continuing operations	$888	$1,230	$1,004	$1,604
Charge-offs	(141)	(157)	(404)	(566)
Recoveries	32	48	117	130

Net loans charged off	(109)	(109)	(287)	(436)
Provision for loan and lease losses from continuing operations	109	10	172	(38)
Foreign currency translation adjustment	—	—	(1)	1

Balance at end of period — continuing operations	$888	$1,131	$888	$1,131

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2011	Provision		Charge-offs	Recoveries	September 30, 2012

Commercial, financial and agricultural	$334	$9		$(65)	$40	$318
Real estate — commercial mortgage	272	—		(69)	18	221
Real estate — construction	63	—		(19)	3	47
Commercial lease financing	78	(10)		(20)	18	66

Total commercial loans	747	(1)		(173)	79	652
Real estate — residential mortgage	37	5		(19)	2	25
Home equity:
Key Community Bank	103	92		(113)	7	89
Other	29	14		(23)	4	24

Total home equity loans	132	106		(136)	11	113
Consumer other — Key Community Bank	41	15		(29)	5	32
Credit cards	—	27		(2)	—	25
Consumer other:
Marine	46	14		(41)	18	37
Other	1	5		(4)	2	4

Total consumer other:	47	19		(45)	20	41

Total consumer loans	257	172		(231)	38	236

Total ALLL — continuing operations	1,004	171	(a)	(404)	117	888
Discontinued operations	104	4		(56)	13	65

Total ALLL — including discontinued operations	$1,108	$175		$(460)	$130	$953

(a)	Includes $1 million of foreign currency translation adjustment.

in millions	December 31, 2010	Provision		Charge-offs	Recoveries	September 30, 2011

Commercial, financial and agricultural	$485	$(24)		$124	$33	$370
Real estate — commercial mortgage	416	(31)		89	9	305
Real estate — construction	145	4		81	19	87
Commercial lease financing	175	(62)		36	19	96

Total commercial loans	1,221	(113)		330	80	858
Real estate — residential mortgage	49	4		22	3	34
Home equity:
Key Community Bank	120	59		78	9	110
Other	57	10		35	3	35

Total home equity loans	177	69		113	12	145
Consumer other — Key Community Bank	57	12		34	6	41
Consumer other:
Marine	89	(4)		60	26	51
Other	11	(5)		7	3	2

Total consumer other:	100	(9)		67	29	53

Total consumer loans	383	76		236	50	273

Total ALLL — continuing operations	1,604	(37	) (a)	566	130	1,131
Discontinued operations	114	99		107	9	115

Total ALLL — including discontinued operations	$1,718	$62		$673	$139	$1,246

(a)	Includes $1 million of foreign currency translation adjustment.

Our ALLL decreased by $243 million, or 21%, since the third quarter of 2011. This contraction was associated with the improvement in credit quality of our loan portfolios, which has trended more favorably over the past seven quarters. Our asset quality metrics have showed continued improvement and, therefore, resulted in favorable risk rating migration and a reduction in our general allowance. Our general allowance encompasses the application of expected loss rates to our existing loans with similar risk characteristics and an assessment of factors such as changes in economic conditions and changes in credit policies or underwriting standards. Our delinquency trends showed continued improvement during 2011 and the first nine months of 2012. We attribute this improvement to a more moderate level of lending activity, more favorable conditions in the capital markets, improvement in client income statements, and continued run off in our exit loan portfolio.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $428 million, with a corresponding allowance of $39 million at September 30, 2012. Loans outstanding collectively evaluated for impairment totaled $51.0 billion, with a corresponding allowance of $849 million at September 30, 2012. PCI loans evaluated for impairment totaled $25 million, with no corresponding allowance at September 30, 2012.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2012 follows:

	Allowance			Outstanding
September 30, 2012 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

Commercial, financial and agricultural	$12	$306	—	$21,979		$92	$21,886	$1
Commercial real estate:
Commercial mortgage	7	214	—	7,529		138	7,388	3
Construction	—	47	—	1,067		42	1,025	—

Total commercial real estate loans	7	261	—	8,596		180	8,413	3
Commercial lease financing	—	66	—	4,960		—	4,960	—

Total commercial loans	19	633	—	35,535		272	35,259	4
Real estate — residential mortgage	1	24	—	2,138		18	2,103	17
Home equity:
Key Community Bank	10	79	—	9,768		65	9,700	3
Other	1	23	—	409		10	399	—

Total home equity loans	11	102	—	10,177		75	10,099	3
Consumer other — Key Community Bank	1	31	—	1,313		2	1,310	1
Credit cards	—	25	—	710		—	710	—
Consumer other:
Marine	7	30	—	1,448		60	1,388	—
Other	—	4	—	98		1	97	—

Total consumer other	7	34	—	1,546		61	1,485	—

Total consumer loans	20	216	—	15,884		156	15,707	21

Total ALLL — continuing operations	39	849	—	51,419		428	50,966	25
Discontinued operations	—	65	—	5,328	(a)	3	5,325	—

Total ALLL — including discontinued operations	$39	$914	—	$56,747		$431	$56,291	$25

(a)	Amount includes $2.6 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2011 follows:

	Allowance(a)		Outstanding(a)
September 30, 2011 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Commercial, financial and agricultural	$20	$349	$17,848	$144	$17,704
Commercial real estate:
Commercial mortgage	14	291	7,958	217	7,741
Construction	10	78	1,456	78	1,378

Total commercial real estate loans	24	369	9,414	295	9,119
Commercial lease financing	—	96	5,957	—	5,957

Total commercial loans	44	814	33,219	439	32,780
Real estate — residential mortgage	—	34	1,875	—	1,875
Home equity:
Key Community Bank	—	110	9,347	2	9,345
Other	—	35	565	—	565

Total home equity loans	—	145	9,912	2	9,910
Consumer other — Key Community Bank	—	41	1,187	—	1,187
Consumer other:
Marine	—	51	1,871	—	1,871
Other	—	2	131	—	131

Total consumer other	—	53	2,002	—	2,002

Total consumer loans	—	273	14,976	2	14,974

Total ALLL — continuing operations	44	1,087	48,195	441	47,754
Discontinued operations	—	115	5,984	—	5,984

Total ALLL — including discontinued operations	$44	$1,202	$54,179	$441	$53,738

(a)	There were no loans acquired with deteriorated credit quality at September 30, 2011.

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has decreased by $13 million since the third quarter of 2011 to $43 million at September 30, 2012. When combined with our ALLL, our total allowance for credit losses represented 1.81% of loans at September 30, 2012, compared to 2.46% at September 30, 2011.

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2012	2011	2012	2011

Balance at beginning of period	$51	$57	$45	$73
Provision (credit) for losses on lending-related commitments	(8)	(1)	(2)	(17)

Balance at end of period	$43	$56	$43	$56

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

We recognize transfers between levels of the fair value hierarchy at the end of the reporting period. Quarterly, we review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies if more market-based data becomes available. The Fair Value Committee, which is governed by ALCO, oversees the valuation process for all lines of business and support areas, as applicable. Various Working Groups that report to the Fair Value Committee analyze and approve the valuation methodologies used to fair value assets and liabilities managed within specific areas. The Working Groups are discussed in more detail in the qualitative disclosures within this footnote and in Note 11 (“Acquisitions and Discontinued Operations”). Formal documentation in the form of fair value valuation methodologies are prepared by the lines of business and support areas as appropriate detailing the asset or liability class and related general ledger accounts, valuation techniques, fair value hierarchy level, market participants, accounting methods, valuation methodology, group responsible for valuations, and valuation inputs.

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

Private equity and mezzanine investments are classified as Level 3 assets since our judgment significantly influences the determination of fair value. Our Fund Management, Asset Management, and Accounting groups are responsible for reviewing the valuation models and determining the fair value of these investments on a quarterly basis. Direct investments in properties are initially valued based upon the transaction price. This amount is then adjusted to fair value based on current market conditions using the discounted cash flow method based on the expected investment exit date. The fair values of the assets are reviewed and adjusted quarterly. Periodically, a third-party appraisal is obtained for the investment to validate the specific inputs for determining fair value.

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

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of our indirect investments and related unfunded commitments at September 30, 2012:

September 30, 2012 in millions	Fair Value	Unfunded Commitments

INVESTMENT TYPE
Passive funds (a)	$18	$3
Co-managed funds (b)	24	3

Total	$42	$6

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to seven years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of two to five years.

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

The fair value of our indirect investments and related unfunded commitments at September 30, 2012 was $455 million and $103 million, respectively. Our indirect investments consist of buyout, venture capital, and fund of funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to ten years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at September 30, 2012 and December 31, 2011.

September 30, 2012 in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$294	—	$294
Trading account assets:
U.S. Treasury, agencies and corporations	—	486	—	486
States and political subdivisions	—	14	$56	70
Collateralized mortgage obligations	—	4	—	4
Other mortgage-backed securities	—	9	1	10
Other securities	$10	78	—	88

Total trading account securities	10	591	57	658
Commercial loans	—	5	—	5

Total trading account assets	10	596	57	663
Securities available for sale:
States and political subdivisions	—	$54	—	$54
Collateralized mortgage obligations	—	11,283	—	11,283
Other mortgage-backed securities	—	597	1	598
Other securities	$27	—	—	27

Total securities available for sale	27	11,934	1	11,962
Other investments:
Principal investments:
Direct	—	—	$214	$214
Indirect	—	—	455	455

Total principal investments	—	—	669	669
Equity and mezzanine investments:
Direct	—	—	$—	$—
Indirect	—	—	42	42

Total equity and mezzanine investments	—	—	42	42

Total other investments	—	—	711	711
Derivative assets:
Interest rate	—	$1,841	$23	$1,864
Foreign exchange	$52	29	—	81
Energy and commodity	—	183	—	183
Credit	—	14	5	19
Equity	—	—	—	—

Derivative assets	52	2,067	28	2,147
Netting adjustments(a)	—	—	—	(1,376)

Total derivative assets	52	2,067	28	771
Accrued income and other assets	—	138	—	138

Total assets on a recurring basis at fair value	$89	$15,029	$797	$14,539

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$398	—	$398
Bank notes and other short-term borrowings:
Short positions	$4	384	—	388
Derivative liabilities:
Interest rate	—	1,283	—	1,283
Foreign exchange	56	27	—	83
Energy and commodity	—	177	$1	178
Credit	—	17	1	18
Equity	—	—	—	—

Derivative liabilities	56	1,504	2	1,562
Netting adjustments(a)	—	—	—	(905)

Total derivative liabilities	56	1,504	2	657
Accrued expense and other liabilities	1	—	—	1

Total liabilities on a recurring basis at fair value	$61	$2,286	$2	$1,444

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2011 in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$236	—	$236
Trading account assets:
U.S. Treasury, agencies and corporations	—	353	—	353
States and political subdivisions	—	81	—	81
Collateralized mortgage obligations	—	19	—	19
Other mortgage-backed securities	—	27	$35	62
Other securities	$79	29	—	108

Total trading account securities	79	509	35	623
Commercial loans	—	—	—	—

Total trading account assets	79	509	35	623
Securities available for sale:
States and political subdivisions	—	63	—	63
Collateralized mortgage obligations	—	15,162	—	15,162
Other mortgage-backed securities	—	778	—	778
Other securities	9	—	—	9

Total securities available for sale	9	16,003	—	16,012
Other investments:
Principal investments:
Direct	11	—	225	236
Indirect	—	—	473	473

Total principal investments	11	—	698	709
Equity and mezzanine investments:
Direct	—	—	15	15
Indirect	—	—	36	36

Total equity and mezzanine investments	—	—	51	51

Total other investments	11	—	749	760
Derivative assets:
Interest rate	—	1,915	38	1,953
Foreign exchange	86	65	—	151
Energy and commodity	—	253	—	253
Credit	—	30	7	37
Equity	—	3	—	3

Derivative assets	86	2,266	45	2,397
Netting adjustments (a)	—	—	—	(1,452)

Total derivative assets	86	2,266	45	945
Accrued income and other assets	7	105	—	112

Total assets on a recurring basis at fair value	$192	$19,119	$829	$18,688

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$292	—	$292
Bank notes and other short-term borrowings:
Short positions	—	337	—	337
Derivative liabilities:
Interest rate	—	1,398	—	1,398
Foreign exchange	$79	209	—	288
Energy and commodity	—	252	$1	253
Credit	—	34	28	62
Equity	—	3	—	3

Derivative liabilities	79	1,896	29	2,004
Netting adjustments (a)	—	—	—	(978)

Total derivative liabilities	79	1,896	29	1,026
Accrued expense and other liabilities	23	22	—	45

Total liabilities on a recurring basis at fair value	$102	$2,547	$29	$1,700

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the three and nine months ended September 30, 2012 and 2011. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets				Other Investments								Derivative Instruments					(a)
	Other Mortgage-				Principal Investments				Equity and Mezzanine Investments
in millions	Backed Securities		Other Securities		Direct		Indirect		Direct		Indirect		Interest Rate		Energy and Commodity		Credit

Balance at December 31, 2011	$35		—		$225		$473		$15		$36		$38		$(1)		$(21)

Gains (losses) included in earnings	2	(b)	$2	(b)	12	(c)	50	(c)	3	(c)	6	(c)	(5)	(b)	1	(b)	(11)	(b)
Purchases	—		—		11		24		—		4		1		(1)		—
Sales	(32)		—		(34)		(92)		—		—		(7)		—		—
Issuances	—		—		—		—		—		—		—		—		—
Settlements	—		(3)		—		—		(18)		(4)		—		—		37

Transfers into Level 3	—		57	(d)	—		—		—		—		7	(d)	—		—

Transfers out of Level 3	(4)	(d)	—		—		—		—		—		(11)	(d)	—		—

Balance at September 30, 2012	$1		56		$214		$455		$—		$42		$23		$(1)		$5

Unrealized gains (losses) included in earnings	—	(b)	$2	(b)	$10	(c)	$21	(c)	$15	(c)	$6	(c)	—	(b)	—	(b)	—	(b)

Balance at June 30, 2012	$1		$57		$231		$482		$18		$43		$35		(1)		$5

Gains (losses) included in earnings	—	(b)	4	(b)	4	(c)	7	(c)	—	(c)	—	(c)	(2)	(b)	—	(b)	(4)	(b)
Purchases	—		—		1		4		—		—		—		—		—
Sales	—		—		(22)		(38)		—		—		(6)		—		—
Issuances	—		—		—		—		—		—		—		—		—
Settlements	—		(5)		—		—		(18)		—		—		—		4

Transfers into Level 3	—		—		—		—		—		(1)	(d)	3	(d)	—		—

Transfers out of Level 3	—		—		—		—		—		—		(7)	(d)	—		—

Balance at September 30, 2012	$1		56		$214		$455		$—		$42		$23		(1)		$5

Unrealized gains (losses) included in earnings	—	(b)	4	(b)	$2	(c)	$(7)	(c)	$5	(c)	$—	(c)	—	(b)	—	(b)	—	(b)

Balance at December 31, 2010	$1		$21		$372		$526		$20		$30		$75		$1		$11

Gains (losses) included in earnings	—	(b)	2	(b)	4	(c)	76	(c)	17	(c)	—	(c)	54	(b)	(1)	(b)	(11)	(b)
Purchases	—		—		38		56		—		12		11		—		—
Sales	—		—		(24)		(55)		—		—		(24)		—		(1)
Issuances	—		—		—		—		—		—		—		—		—
Settlements	—		(23)		—		—		(24)		(3)		—		—		8
Transfers into Level 3	33	(d)	—		—		—		—		—		11	(d)	—		—
Transfers out of Level 3	—		—		(125)	(e)	(109)	(e)	—		(3	) (d)	(13	) (d)	—		—

Balance at September 30, 2011	$34		$—		$265		$494		$13		$36		$114		$—		$7

Unrealized gains (losses) included in earnings	—	(b)	$2	(b)	$5	(c)	$55	(c)	$36	(c)	$(3)	(c)	—	(b)	—	(b)	—	(b)

Balance at June 30, 2011	$1		—		$270		$470		$14		$33		$81		—		$8

Gains (losses) included in earnings	—	(b)	$(1)	(b)	2	(c)	33	(c)	4	(c)	—	(c)	40	(b)	—	(b)	(1)	(b)
Purchases	—		—		8		10		—		3		—		—		—
Sales	—		—		(15)		(19)		—		—		(4)		—		(1)
Issuances	—		—		—		—		—		—		—		—		—
Settlements	—		1		—		—		(5)		—		—		—		1
Transfers into Level 3	33	(d)	—		—		—		—		—		1	(d)	—		—
Transfers out of Level 3	—		—		—	(e)	—	(e)	—		—		(4	) (d)	—		—

Balance at September 30, 2011	$34		—		$265		$494		$13		$36		$114		—		$7

Unrealized gains (losses) included in earnings	—	(b)	$(1)	(b)	$(3)	(c)	$27	(c)	$4	(c)	$—	(c)	—	(b)	—	(b)	—	(b)

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement.

(d)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(e)	Transfers out of Level 3 for principal investments represent investments that were deconsolidated during the second quarter of 2011 when employees who managed our various principal investments left Key and formed two independent entities that serve as investment managers of these investments.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$52	$52	—	—	$149	$149
Loans held for sale (a)	—	—	10	10	—	—	15	15
Accrued income and other assets	—	$15	22	37	—	$19	25	44

Total assets on a nonrecurring basis at fair value	—	$15	$84	$99	—	$19	$189	$208

(a)	During the first nine months of 2012, we transferred $17 million of commercial and consumer loans and leases from held-for-sale status to the held-to-maturity portfolio at their current fair value.

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

Subject loans are evaluated for impairment on a quarterly basis. Loans included in the previous quarter’s review are reevaluated and if their values are materially different from the prior quarter evaluation, the underlying information (loan balance and in most cases, collateral value) is compared. Material differences are evaluated for reasonableness, and discussions are held between the relationship managers and their senior managers to understand the difference and determine if any adjustment is necessary. The inputs are developed and substantiated on a quarterly basis, based on current borrower developments, market conditions and collateral values.

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

Loans held for sale.  Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determined that adjustments were necessary to record some of the portfolios at the lower of cost or fair value in accordance with GAAP. Loans held for sale portfolios adjusted to fair value totaled $10 million at September 30, 2012 and $15 million at December 31, 2011.

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

Valuations of direct financing leases and operating lease assets held for sale are performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. The inputs based on our assumptions include changes in the value of leased items and internal credit ratings. These leases have been classified as Level 3 assets. Leases also may be valued using current nonbinding bids when they are available. These leases are classified as Level 2 assets. In a distressed market where market data is not available, an estimate of the fair value of the leased asset may be used to value the lease, resulting in a Level 3 classification. In an inactive market, the market value of the assets held for sale is determined as the present value of the future cash flows discounted at the current buy rate. KEF Accounting calculates an estimated fair value buy rate based on the credit premium inherent in the relevant bond index and the appropriate swap rate on the measurement date. The amount of the adjustment is calculated as book value minus the present value of future cash flows discounted at the calculated buy rate.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets during the third quarter of 2012, along with the valuation techniques used, are shown in the following table:

September 30, 2012 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring

Other investments — principal investments — direct:	$202	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	4.9 - 6.0% (5.9%)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.5 - 10.8% (4.7%)
			Revenue multiple (where applicable)	0.2 - 4.4% (0.6%)

Nonrecurring

Impaired loans	52	Fair value of underlying collateral	Discount	0.00 - 100.00% (35%)

Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	8.30 - 11.90 (10.01)
			Equity multiple of peers	1.21 - 1.32 (1.27)
			Control premium	N/A (32.00%)
			Weighted-average cost of capital	N/A (15.00%)

Mortgage servicing assets	237	Discounted cash flow	Prepayment speed	0.00 - 25.00% (10.40%)
			Expected credit losses	1.00 - 3.00% (2.40%)
			Residual cash flows discount rate	7.00 - 15.00% (9.20%)
			Value assigned to escrow funds	0.27 - 2.78% (1.50%)
			Servicing cost	950 - 20,200 (2,582)
			Loan assumption rate	0.00 - 3.00% (2.24%)
			Percentage late	0.00 - 2.00% (0.22%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments at September 30, 2012, along with the related carrying amounts and fair values at September 30, 2012 and December 31, 2011, are shown in the following table.

	September 30, 2012							December 31, 2011
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total	Carrying Amount	Fair Value

ASSETS
Cash and short-term investments (a)	$3,182	$2,888	$294	—	—		$3,182	$4,213	$4,213
Trading account assets (e)	663	10	596	$57	—		663	623	623
Securities available for sale (e)	11,962	27	11,934	1	—		11,962	16,012	16,012
Held-to-maturity securities (b)	4,153	—	4,212	—	—		4,212	2,109	2,133
Other investments (e)	1,106	—	395	711	—		1,106	1,163	1,163
Loans, net of allowance (c)	50,531	—	—	49,737	—		49,737	48,571	47,561
Loans held for sale (e)	628	—	—	628	—		628	728	728
Mortgage servicing assets (d)	188	—	—	237	—		237	173	245
Derivative assets (e)	771	52	2,067	28	$(1,376)	(f)	771	945	945

LIABILITIES
Deposits with no stated maturity (a)	$55,452	—	$55,452	—	—		$55,452	$51,014	$51,014
Time deposits (d)	8,736	$569	8,344	—	—		8,913	10,942	11,253
Short-term borrowings (a)	2,134	4	2,130	—	—		2,134	2,048	2,048
Long-term debt (d)	6,119	2,819	3,777	—	—		6,596	9,520	9,792
Derivative liabilities (e)	657	56	1,504	$2	$(905)	(f)	657	1,026	1,026

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of mortgage servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.

(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

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

Education lending business.  The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans held for sale (prior to the second quarter of 2011), all of which are outside the trusts. The fair value of loans held for sale was identical to the aggregate carrying amount of the loans. All of these loans were excluded from the table above as follows:

¿	Loans at carrying value, net of allowance, of $2.7 billion ($2.3 billion at fair value) at September 30, 2012 and $2.9 billion ($2.5 billion at fair value) at December 31, 2011;

¿	Portfolio loans at fair value of $71 million at September 30, 2012 and $76 million at December 31, 2011;

¿	There were no loans held for sale at September 30, 2012 or December 31, 2011; and

¿	Loans in the trusts at fair value of $2.5 billion at September 30, 2012 and $2.7 billion at December 31, 2011.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $2.3 billion in fair value at September 30, 2012, and $2.5 billion in fair value at December 31, 2011, are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available. Additional information regarding the consolidation of the education lending securitization trusts is provided in Note 11 (“Acquisitions and Discontinued Operations”).

Residential real estate mortgage loans.  Residential real estate mortgage loans with carrying amounts of $2.1 billion at September 30, 2012 and $1.9 billion at December 31, 2011 are included in “Loans, net of allowance” in the above table.

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

“Other securities” held in the held-to-maturity portfolio consist of foreign bonds and capital securities.

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

	September 30, 2012
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$52	$2	—	$54
Collateralized mortgage obligations	10,949	334	—	11,283
Other mortgage-backed securities	543	55	—	598
Other securities	25	2	$—	27

Total securities available for sale	$11,569	$393	$—	$11,962

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,135	$59	—	$4,194
Other securities	18	—	—	18

Total held-to-maturity securities	$4,153	$59	—	$4,212

	December 31, 2011
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$60	$3	—	$63
Collateralized mortgage obligations	14,707	455	—	15,162
Other mortgage-backed securities	715	63	—	778
Other securities	8	1	—	9

Total securities available for sale	$15,490	$522	—	$16,012

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$2,091	$24	—	$2,115
Other securities	18	—	—	18

Total held-to-maturity securities	$2,109	$24	—	$2,133

	September 30, 2011
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	62	$3	—	65
Collateralized mortgage obligations	16,108	575	—	16,683
Other mortgage-backed securities	780	70	—	850
Other securities	14	—	—	14

Total securities available for sale	$16,964	$648	—	$17,612

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1	—	—	$1
Collateralized mortgage obligations	1,157	10	—	1,167
Other securities	18	—	—	18

Total held-to-maturity securities	$1,176	10	—	$1,186

The following table summarizes our securities that were in an unrealized loss position as of September 30, 2012, December 31, 2011, and September 30, 2011.

	Duration of Unrealized Loss Position				Total
	Less than 12 Months		12 Months or Longer
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

September 30, 2012
Securities available for sale:
State and political divisions	—	—	—	—	—	—
Collateralized mortgage obligations	$7	—	—	—	$7	—
Other securities	14	$—	3	—	17	$—

Held-to-maturity:
Collateralized mortgage obligations	—	—	—	—	—	—

Total temporarily impaired securities	$21	$—	3	—	$24	$—

December 31, 2011
Securities available for sale:
Collateralized mortgage obligations	$1	—	—	—	$1	—
Other securities	3	—	—	—	3	—

Total temporarily impaired securities	$4	—	—	—	$4	—

September 30, 2011
Securities available for sale:
State and political divisions	$1	—	—	—	$1	—
Collateralized mortgage obligations	1	—	—	—	1	—
Other securities	5	—	—	—	5	—
Held-to-maturity:
Collateralized mortgage obligations	404	—	—	—	404	—

Total temporarily impaired securities	$411	$—	—	—	$411	—

Our four fixed-rate collateralized mortgage obligations, which we had invested in as part of an overall A/LM strategy, had gross unrealized losses at September 30, 2012, which were not material. Since these securities have fixed interest rates, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from this security. Accordingly, these investments have been reduced to their fair value through OCI, not earnings. These securities have a weighted-average maturity of .4 years at September 30, 2012.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended September 30, 2012.

Three months ended September 30, 2012

in millions

Balance at June 30, 2012	$4
Impairment recognized in earnings	—

Balance at September 30, 2012	$4

Realized gains and losses related to securities available for sale were as follows:

Nine months ended September 30, 2012

in millions

Realized gains	—
Realized losses	—

Net securities gains (losses)	—

At September 30, 2012, securities available for sale and held-to-maturity securities totaling $10.4 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
September 30, 2012 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$839	$851	$9	$9
Due after one through five years	10,681	11,058	4,144	4,203
Due after five through ten years	44	47	—	—
Due after ten years	5	6	—	—

Total	$11,569	$11,962	$4,153	$4,212

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

At September 30, 2012, after taking into account the effects of bilateral collateral and master netting agreements, we had $170 million of derivative assets and a positive $97 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely due to contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $601 million and derivative liabilities of $754 million that were not designated as hedging instruments.

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

Similarly, we designate certain “receive fixed/pay variable” interest rate swaps as cash flow hedges. These contracts effectively convert certain floating-rate loans into fixed-rate loans to reduce the potential adverse effect of interest rate decreases on future interest income. Again, we receive fixed-rate interest payments in exchange for making variable-rate payments over the lives of the contracts without exchanging the notional amounts. We also designate certain “pay fixed/receive variable” interest rate swaps as cash flow hedges. These swaps convert certain floating-rate debt into fixed-rate debt. We also use these swaps to manage the interest rate risk associated with anticipated sales of certain commercial real estate loans. The swaps protect against the possible short-term decline in the value of the loans that could result from changes in interest rates between the time they are originated and the time they are sold.

We also use interest rate swaps to hedge the floating-rate debt that funds fixed-rate leases entered into by our Equipment Finance line of business. These swaps are designated as cash flow hedges to mitigate the interest rate mismatch between the fixed-rate lease cash flows and the floating-rate payments on the debt.

We use foreign currency swap transactions to hedge the foreign currency exposure of our net investment in various foreign Equipment Finance entities. These entities are dominated in a non-U.S. currency. These swaps are designated as net investment hedges to mitigate the exposure of measuring the net investment at the spot foreign exchange rate.

The derivatives used for managing foreign currency exchange risk are cross currency swaps. During 2011 and prior years, Key had outstanding issuances of medium-term notes that were denominated in foreign currencies. The notes were subject to translation risk, which represented the possibility that the fair value of the foreign-denominated debt would change based on movement of the underlying foreign currency spot rate. It has been our practice to hedge against potential fair value volatility caused by changes in foreign currency exchange rates and interest rates. The hedge converted the notes to a variable-rate U.S. currency-denominated debt, which was designated as a fair value hedge of foreign currency exchange risk. As of September 30, 2012, Key has no debt being hedged in this manner.

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at September 30, 2012, was not significant.

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

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross basis as of September 30, 2012, December 31, 2011, and September 30, 2011. The change in the notional amounts of these derivatives by type from December 31, 2011, to September 30, 2012, indicates the volume of our derivative transaction activity during the first nine months of 2012. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	September 30, 2012			December 31, 2011			September 30, 2011
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments:
Interest rate	$16,596	$604	$31	$15,067	$589	$27	$12,139	$613	$29
Foreign exchange	264	—	10	554	—	147	1,098	—	238

Total	16,860	604	41	15,621	589	174	13,237	613	267
Derivatives not designated as hedging instruments:
Interest rate	55,391	1,260	1,252	48,537	1,364	1,371	47,302	1,429	1,447
Foreign exchange	5,126	81	73	5,549	151	141	6,312	190	176
Energy and commodity	1,749	183	178	1,610	253	253	1,835	270	275
Credit	2,242	19	18	3,210	37	62	2,951	40	37
Equity	13	—	—	17	3	3	23	3	3

Total	64,521	1,543	1,521	58,923	1,808	1,830	58,423	1,932	1,938
Netting adjustments (a)	—	(1,376)	(905)	—	(1,452)	(978)	—	(1,605)	(1,064)

Total derivatives	$81,381	$771	$657	$74,544	$945	$1,026	$71,660	$940	$1,141

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the nine-month period ended September 30, 2012, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of September 30, 2012.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the nine-month periods ended September 30, 2012 and 2011, and where they are recorded on the income statement.

	Nine months ended September 30, 2012
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item

Interest rate	Other income	$(14)	Long-term debt	Other income	$8	(a)
Interest rate	Interest expense – Long-term debt	123
Foreign exchange	Other income	5	Long-term debt	Other income	(6)	(a)
Foreign exchange	Interest expense – Long-term debt	1	Long-term debt	Interest expense – Long-term debt	(1)	(b)

Total		$115			$1

	Nine months ended September 30, 2011
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item

Interest rate	Other income	$193	Long-term debt	Other income	$(193)	(a)
Interest rate	Interest expense – Long-term debt	169
Foreign exchange	Other income	2	Long-term debt	Other income	(5)	(a)
Foreign exchange	Interest expense – Long-term debt	9	Long-term debt	Interest expense – Long-term debt	(12)	(b)

Total		$373			$(210)

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the nine-month period ended September 30, 2012, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of September 30, 2012.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2012, we would expect to reclassify an estimated $34 million of net losses on derivative instruments from AOCI to income during the next twelve months for our cash flow hedges. In addition, we expect to reclassify approximately $9 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. The maximum length of time over which we hedge forecasted transactions is 16 years.

Net investment hedges. In May 2012, we entered into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of a foreign subsidiary). At September 30, 2012, AOCI reflected unrecognized after-tax losses totaling $10 million related to cumulative changes in the fair value of our net investment hedge, which offset the unrecognized after-tax gains on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement. However, there was no net investment hedge ineffectiveness as of September 30, 2012. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness while these hedges were outstanding during 2012.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the nine-month periods ended September 30, 2012 and 2011, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Nine months ended September 30, 2012
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)

Cash Flow Hedges
Interest rate	$106	Interest income – Loans	$45	Other income	—
Interest rate	(8)	Interest expense – Long-term debt	(7)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	(15)	Other Income	—	Other income	—

Total	$83		$38		—

	Nine months ended September 30, 2011
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)

Interest rate	$65	Interest income – Loans	$38	Other income	—
Interest rate	(44)	Interest expense – Long-term debt	(8)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—

Total	$21		$30		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2011	2012 Hedging Activity	Reclassification of Gains to Net Income	September 30, 2012

AOCI resulting from cash flow and net investment hedges	$(2)	$52	$(24)	$26

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the nine-month periods ended September 30, 2012 and 2011, and where they are recorded on the income statement.

	Nine months ended September 30,
in millions	2012	2011

NET GAINS (LOSSES) (a)
Interest rate	$16	$11
Foreign exchange	27	31
Energy and commodity	8	3
Credit	(16)	(14)

Total net gains (losses)	$35	$31

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The collateral netted against derivative assets on the balance sheet totaled $503 million at September 30, 2012, $486 million at December 31, 2011, and $511 million at September 30, 2011. The collateral netted against derivative liabilities totaled $32 million at September 30, 2012, $11 million at December 31, 2011 and $30 million at September 30, 2011.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	September 30, 2012	December 31, 2011	September 30, 2011

Largest gross exposure (derivative asset) to an individual counterparty	$197	$194	$205
Collateral posted by this counterparty	67	64	54
Derivative liability with this counterparty	216	250	250
Collateral pledged to this counterparty	91	127	114
Net exposure after netting adjustments and collateral	5	7	14

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	September 30, 2012	December 31, 2011	September 30, 2011

Interest rate	$1,195	$1,257	$1,298
Foreign exchange	24	64	71
Energy and commodity	51	96	65
Credit	4	12	15
Equity	—	2	2

Derivative assets before collateral	1,274	1,431	1,451
Less: Related collateral	503	486	511

Total derivative assets	$771	$945	$940

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At September 30, 2012, for derivatives that have associated bilateral collateral and master netting agreements, we had gross exposure of $959 million to broker-dealers and banks. We had net exposure of $214 million after the application of master netting agreements and collateral; our net exposure to broker-dealers and banks at September 30, 2012, was reduced to $10 million with $204 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $20 million at September 30, 2012, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2011, the default reserve was $22 million. At September 30, 2012, for derivatives that have associated master netting agreements, we had gross exposure of $606 million to client counterparties. We had net exposure of $557 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

Credit Derivatives

We are both a buyer and seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations. We also sell credit derivatives, mainly index credit default swaps, to diversify the concentration risk within our loan portfolio.

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of September 30, 2012, December 31, 2011 and September 30, 2011. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	September 30, 2012			December 31, 2011			September 30, 2011
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net

Single name credit default swaps	$(2)	$—	$(2)	$3	$(1)	$2	$9	$(5)	$4
Traded credit default swap indices	(1)	5	4	6	(6)	—	6	(8)	(2)
Other	—	(1)	(1)	1	(1)	—	2	(1)	1

Total credit derivatives	$(3)	$4	$1	$10	$(8)	$2	$17	$(14)	$3

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2012, December 31, 2011, and September 30, 2011. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	September 30, 2012			December 31, 2011			September 30, 2011
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk

Single name credit default swaps	$553	2.37	3.74%	$878	2.18	4.98%	$903	2.37	3.89%
Traded credit default swap indices	466	2.66	3.56	343	3.20	4.58	346	3.45	4.04
Other	27	5.32	11.53	18	5.74	10.89	20	5.55	10.82

Total credit derivatives sold	$1,046	—	—	$1,239	—	—	$1,269	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2012, KeyBank’s ratings with Moody’s and S&P were “A3” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there were a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of September 30, 2012, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $572 million, which includes $558 million in derivative assets and $1.1 billion in derivative liabilities. We had $563 million in cash and securities collateral posted to cover those positions as of September 30, 2012. The aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) as of September 30, 2012, held by KeyCorp that were in a net liability position totaled $29 million, which is comprised solely of $29 million in derivative liabilities. We had $27 million in cash and securities collateral posted to cover those positions as of September 30, 2012.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2012, December 31, 2011, and September 30, 2011. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of September 30, 2012, and take into account all collateral already posted. A similar calculation was performed for KeyCorp and additional collateral of $3 million would have been required as of September 30, 2012, while additional collateral would not have been required as of December 31, 2011 and September 30, 2011.

	September 30, 2012		December 31, 2011		September 30, 2011
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P

KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-

One rating downgrade	$6	$6	$11	$11	$11	$11
Two rating downgrades	11	11	16	16	16	16
Three rating downgrades	13	13	16	16	16	16

KeyBank’s long-term senior unsecured credit rating currently is four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2012, payments of up to $14 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of September 30, 2012, payments of up to $3 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

	Nine months ended September 30,
in millions	2012	2011

Balance at beginning of period	$173	$196
Servicing retained from loan sales	30	15
Purchases	31	7
Amortization	(43)	(41)
Impairments	(3)	—

Balance at end of period	$188	$177

Fair value at end of period	$237	$260

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The primary economic assumptions used to measure the fair value of our mortgage servicing assets at September 30, 2012, and 2011, generally are:

¿	prepayment speed at an annual rate of 0.00% to 25.00%;

¿	expected credit losses at a static rate of 1.00% to 3.00%;

¿	residual cash flows discount rate of 7.00% to 15.00%; and

¿	value assigned to escrow funds at an interest rate of .27% to 2.78%.

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may as a result change in the future. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At September 30, 2012, a 1.00% decrease in the value assigned to the escrow deposits would cause a $33 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $2 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $67 million for the nine-month period ended September 30, 2012, and $72 million for the nine-month period ended September 30, 2011. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.

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

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 119 of our 2011 Annual Report on Form 10-K and Note 11 (“Acquisitions and Discontinued Operations”) under the heading “Education lending” in this report.

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

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss

September 30, 2012
LIHTC funds	$59	69	$113	—	—
Education loan securitization trusts	2,542	$2,335	N/A	N/A	N/A
LIHTC investments	N/A	N/A	767	—	$418

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds, that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $40 million at September 30, 2012. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At September 30, 2012, we estimated the settlement value of these third-party interests to be between $10 million and $43 million, while the recorded value, including reserves, totaled $65 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

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

We consolidated our ten outstanding education loan securitization trusts as of January 1, 2010, and made a corresponding $45 million cumulative effect adjustment. We were required to consolidate these trusts because we hold the residual interests and, as the master servicer we have the power to direct the activities that most significantly influence the trusts’ economic performance. We elected to consolidate these trusts at fair value. The trust assets can be used only to settle the obligations or securities that the trusts issue; we cannot sell the assets or transfer the liabilities. The security holders or beneficial interest holders do not have recourse to us, and we do not have any liability recorded related to their securities. During the third quarter of 2011, we determined that the $45 million adjustment was incorrect. Further information regarding this error and how we corrected it as well as additional information about these education loan securitization trusts is generally provided in Note 11 (“Acquisitions and Discontinued Operations”) under the heading “Education lending.”

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At September 30, 2012, assets of these unconsolidated nonguaranteed funds totaled $113 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

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

At September 30, 2012, assets of these unconsolidated LIHTC operating partnerships totaled approximately $767 million. At September 30, 2012, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $321 million plus $97 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During the first nine months of 2012, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $994 million at September 30, 2012. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 12 under the heading “Return guarantee agreement with LIHTC investors.”

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

10.  Income Taxes

Income Tax Provision

In accordance with the applicable accounting guidance, the principal method established for computing the provision for income taxes in interim periods requires us to make our best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes. Additionally, the accounting guidance allows for an alternative method to computing the effective tax rate and, thus the interim provision for income taxes, when a taxpayer is unable to calculate a reliable estimate of the effective tax rate for the entire year. For the third quarter and second quarters of 2012, we applied an estimated annual effective rate to the interim period’s consolidated pre-tax operating income. For the interim periods during 2011, we applied the alternative method allowed under the accounting guidance. The provision for the quarters during 2011 was calculated by applying the statutory federal income tax rate to the quarter’s consolidated operating income before taxes after modifications. These items included modifications for nontaxable items recognized in the quarter, which were comprised of income from corporate-owned life insurance, tax credits related to investments in low-income housing projects, and state taxes. During those periods, we concluded that the uncertainty of the economic environment made the alternative method more reliable in determining the tax provision for those periods.

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 18.9% for the third quarter of 2012, 19.8% for the second quarter of 2012, and 28.6% for the third quarter of 2011. The effective tax rates are below our combined federal and state statutory tax rate of 37.2%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with investments in low-income housing projects. In addition, during the third quarter and the first nine months of 2012, our effective tax rate was lower due to the early termination of certain leveraged leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

Deferred Tax Asset

At September 30, 2012, from continuing operations, we had a federal deferred tax asset of $97 million and a state deferred tax liability of $23 million compared to a federal deferred tax asset of $111 million and a state deferred tax liability of $19 million at December 31, 2011, and a consolidated federal net deferred tax asset of $62 million and a state deferred tax liability of $29 million at September 30, 2011, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. Based on these criteria, and in particular our expectations for future taxable income, we currently believe that it is more-likely-than-not that we will realize the net deferred tax asset in future periods.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

11.  Acquisitions and Discontinued Operations

Acquisitions

Western New York Branches. On July 13, 2012, we acquired 37 retail banking branches in Western New York. This acquisition, which is being accounted for as a business combination, will allow us to improve profitability by leveraging our brand, growing client relationships, and aligning our cost structure with the current operating environment. The acquisition date estimated fair value of the assets and deposits acquired was approximately $2 billion. We received loans with an estimated fair value of $244 million (including $25 million of PCI loans), $8 million of premises and equipment and assumed $2 billion of deposits. Cash of $1.8 billion was received to assume the net liabilities, and we recorded an estimated core deposit intangible asset of $40 million and an estimated goodwill asset of $62 million in the Community Bank reporting unit during the third quarter of 2012. All of the goodwill related to this acquisition is expected to be deductible for tax purposes. The fair value estimates relating to our July 13, 2012 acquisition represent our best estimate of fair value and are expected to be finalized during the fourth quarter of 2012. A $5 million increase in our allowance for loan and lease losses and $2 million in expense amortization related to the core deposit intangible asset were recorded during the quarter ending September 30, 2012 related to this acquisition.

A second closing of this acquisition occurred on September 14, 2012 when we acquired $69 million of credit card assets and assumed a reward liability of $1 million resulting in a cash payment to the seller of $68 million. The fair value of these credit card assets and the related purchased credit card relationship intangible asset are currently being determined. No additional goodwill is expected to result from the acquisition of these credit card assets.

Key-Branded Credit Card Portfolio. On August 1, 2012, we acquired Key-branded credit card assets from Elan Financial Services, Inc. This acquisition was accounted for as an asset purchase and is part of our strategy to diversify our revenue stream and to provide opportunities for future growth. The estimated fair value of the credit card assets purchased was approximately $718 million at the acquisition date. We also recorded an estimated purchased credit card relationship intangible asset of approximately $135 million and a rewards liability of approximately $9 million in the Community Bank reporting unit. The fair value estimates relating to this asset acquisition are expected to be finalized during the fourth quarter of 2012. A $24 million increase in our allowance for loan and lease losses was recorded during the quarter ending September 30, 2012 related to the acquisition of these credit card assets. We also recorded $6 million in amortization related to the purchased credit card relationship intangible asset during the third quarter of 2012.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2012	2011	2012	2011

Net interest income	$28	$35	$89	$106
Provision for loan and lease losses	(2)	37	4	99

Net interest income (expense) after provision for loan and lease losses	30	(2)	85	7
Noninterest income	(21)	(16)	(41)	(37)
Noninterest expense	$9	10	27	30

Income (loss) before income taxes	—	(28)	17	(60)
Income taxes	—	(10)	6	(22)

Income (loss) from discontinued operations, net of taxes (a)	—	$(18)	$11	$(38)

(a)	Includes after-tax charges of $13 million and $12 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $39 million and $37 million for the nine-month periods ended September 30, 2012 and 2011, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

in millions	September 30, 2012	December 31, 2011	September 30, 2011

Trust loans at fair value	$2,513	$2,726	$2,829
Portfolio loans at fair value	71	76	75
Loans, net of unearned income of ($2), ($2) and $1	2,744	3,010	3,080
Less: Allowance for loan and lease losses	65	104	115

Net loans	5,263	5,708	5,869
Trust accrued income and other assets at fair value	29	34	31
Accrued income and other assets	68	87	101

Total assets	$5,360	$5,829	$6,001

Trust accrued expense and other liabilities at fair value	$25	$28	$28
Trust securities at fair value	2,310	2,522	2,623

Total liabilities	$2,335	$2,550	$2,651

The discontinued education lending business consists of assets and liabilities in the securitization trusts (recorded at fair value), as well as loans in portfolio (recorded at fair value), and loans in portfolio (recorded at carrying value with appropriate valuation reserves) which are held outside the trust.

At September 30, 2012, portfolio loans recorded at carrying value include 246 TDRs with a recorded investment of approximately $3 million (pre-modification and post- modification). A specifically allocated allowance of less than $1 million was assigned to these loans as of September 30, 2012. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 4 (“Asset Quality”).

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

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $207 million as of September 30, 2012. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

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

A quarterly variance analysis reconciles valuation changes in the model used to calculate the fair value of the trust loans and securities and the portfolio loans at fair value. This quarterly analysis considers loan and securities runoff, yields, future default and recovery changes, and the timing of cash releases to us from the trusts. Back testing for expected defaults to actual experience is also performed as the impact of future defaults has a significant impact on the fair value of these loans and securities over time. In addition, our internal model validation group periodically performs a review to ensure the accuracy and validity of the model for determining the fair value of these loans and securities.

The following table shows the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value as of September 30, 2012:

September 30, 2012 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Trust loans and	$2,584	Discounted cash flow	Prepayment speed	4.00 - 26.00% (10.22%)
portfolio loans			Expected credit losses	2.00 - 80.00% (52.34%)
accounted for at fair			Discount rate	2.60 - 7.30% (4.90%)
value			Expected defaults	8.00 - 21.50% (12.60%)

Trust securities	2,310	Discounted cash flow	Discount rate	1.80 - 6.50% (4.30%)

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of September 30, 2012. At September 30, 2012, loans held by the trusts with unpaid principal balances of $38 million ($36 million on a fair value basis) and portfolio loans at fair value with unpaid principal balances of $2 million ($3 million on a fair value basis) were 90 days or more past due. Loans held by the trusts aggregating $16 million ($15 million on a fair value basis) were in nonaccrual status, while portfolio loans at fair value in nonaccrual status aggregated to less than $1 million on both a contractual amount and fair value basis. Portfolio loans at carrying value that are 90 days or more past due were $47 million, $48 million and $49 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Portfolio loans at carrying value in nonaccrual (and nonperforming) status were $5 million, $3 million, and $3 million at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” on page 2011 Annual Report on Form 10-K.

September 30, 2012 in millions	Contractual Amount	Fair Value

ASSETS
Portfolio loans	$68	$71
Trust loans	2,617	2,513
Trust other assets	29	29

LIABILITIES
Trust securities	$2,665	$2,310
Trust other liabilities	25	25

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value, as well as the portfolio loans that are measured at fair value on a recurring basis.

September 30, 2012 in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$71	$71
Trust loans	—	—	2,513	2,513
Trust other assets	—	—	29	29

Total assets on a recurring basis at fair value	—	—	$2,613	$2,613

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$2,310	$2,310
Trust other liabilities	—	—	25	25

Total liabilities on a recurring basis at fair value	—	—	$2,335	$2,335

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts for the nine-month period ended September 30, 2012.

in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities

Balance at December 31, 2011	$76	$2,726	$34	$2,522	$28
Gains (losses) recognized in earnings (a)	—	59	—	103	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(5)	(272)	(5)	(315)	(3)

Balance at September 30, 2012	$71	$2,513	$29	$2,310	$25

(a)	Gains (losses) on the Trust Student Loans and Trust Securities were driven primarily by fair value adjustments.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2012	2011	2012	2011

Noninterest income	—	—	—	$1
Noninterest expense	—	—	$9	1

Income (loss) before income taxes	—	—	(9)	—
Income taxes	—	$(1)	(3)	(1)

Income (loss) from discontinued operations, net of taxes	—	$1	$(6)	$1

The discontinued assets of Austin included on the balance sheet are as follows; there were no discontinued liabilities at September 30, 2012, December 31, 2011, and September 30, 2011:

in millions	September 30, 2012	December 31, 2011	September 30, 2011

Cash and due from banks	$21	$31	$31
Net loans	—	—	1

Total assets	$21	$31	$32

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2012	2011	2012	2011

Net interest income	$28	$35	$89	$106
Provision for loan and lease losses	(2)	37	4	99

Net interest income (expense) after provision for loan and lease losses	30	(2)	85	7
Noninterest income	(21)	(16)	(41)	(36)
Noninterest expense	$9	10	36	31

Income (loss) before income taxes	—	(28)	8	(60)
Income taxes	—	(11)	3	(23)

Income (loss) from discontinued operations, net of taxes (a)	—	$(17)	$5	$(37)

(a)	Includes after-tax charges of $13 million and $12 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $39 million and $37 million for the nine-month periods ended September 30, 2012 and 2011, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

in millions	September 30, 2012	December 31, 2011	September 30, 2011

Cash and due from banks	$21	$31	$31
Trust loans at fair value	2,513	2,726	2,829
Portfolio loans at fair value	71	76	75
Loans, net of unearned income of ($2), ($2) and $1	2,744	3,010	3,081
Less: Allowance for loan and lease losses	65	104	115

Net loans	5,263	5,708	5,870
Trust accrued income and other assets at fair value	29	34	31
Accrued income and other assets	68	87	101

Total assets	$5,381	$5,860	$6,033

Trust accrued expense and other liabilities at fair value	$25	$28	$28
Trust securities at fair value	2,310	2,522	2,623

Total liabilities	$2,335	$2,550	$2,651

12.  Contingent Liabilities and Guarantees

Legal Proceedings

The following provides information on material developments in our legal proceedings during the quarter. Additional information on our legal proceedings is available in our 2011 Annual Report on Form 10-K, Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on pages 175-177, and in our Form 10-Q filings for the periods ended June 30, 2012 and March 31, 2012, Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on page 60.

Austin Related Claims.

Madoff-related claims. As previously reported, Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controlled. The investment losses borne by Austin’s funds stem from investments in certain Madoff-advised “hedge” funds. Several lawsuits, including putative class actions and direct actions, and an arbitration proceeding, are pending against Austin, KeyCorp, Victory Capital Management and certain employees and former employees of Key (collectively the “KeyCorp defendants”) alleging various claims, including negligence, fraud, breach of fiduciary duties, and violations of federal securities laws and ERISA. The lawsuits have been consolidated into one action styled In re Austin Capital Management, Ltd., Securities & Employee Retirement Income Security Act (ERISA) Litigation (“Austin MDL”) pending in federal court in New York. The KeyCorp defendants’ motion to dismiss the consolidated amended complaint is pending in the Austin MDL. The arbitration proceeding remains in abeyance. Additionally, an informal demand was asserted against Austin seeking recovery related to certain redemptions of investments made by Austin funds in Madoff-advised “hedge” funds prior to the revelation of Madoff’s crimes. That demand was settled in August 2012 for an immaterial amount, which was paid out of existing reserves.

Monday litigation. As previously reported, KeyCorp and certain current and former directors and officers were named as defendants in the shareholder derivative lawsuit captioned Warren Monday, et al., v. Henry L. Meyer III, et al. (“Monday”), filed in the United States District Court for the Northern District of Ohio. As previously reported, plaintiffs filed a notice of appeal after the court dismissed the lawsuit in late 2011. While the matter was pending on appeal, the parties agreed to a settlement, subject to the approval of the court. On August 6, 2012 a fairness hearing was held. The court entered an order on August 13, 2012 approving the settlement and dismissing the case. The settlement amount was immaterial and paid out of existing reserves.

Checking Account Overdraft Litigation. As previously reported, KeyBank was named a defendant in a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The complaint alleges that KeyBank unfairly manipulates customer transactions to maximize the number of overdraft charges. The claims asserted against KeyBank include breach of contract and breach of covenant of good faith and fair dealing, common law unconscionability, conversion, unjust enrichment and violation of the Washington Consumer Protection Act. Plaintiffs seek restitution and disgorgement of overdraft fees paid by plaintiffs since February 2004 as a result of the alleged manipulation of customer transactions, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the court. The case was transferred and consolidated for purposes of pretrial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida. KeyBank filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit in regard to the denial of KeyBank’s motion to compel arbitration. On August 21, 2012, the court of appeals vacated the district court’s order denying KeyBank’s motion to compel arbitration and remanded the case for further consideration. At this stage of the proceedings it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

Other litigation. In the ordinary course of business, we are subject to various other litigation, investigations and administrative proceedings. These other matters may involve claims for substantial monetary relief. Due to the complex nature of these various other matters, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information presently known to us, we do not believe there is any other matter to which we are a party, or involving any of our properties that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter, or a combination of matters, may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2012. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 177 of our 2011 Annual Report on Form 10-K.

September 30, 2012 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded

Financial guarantees:
Standby letters of credit	$10,377	$52
Recourse agreement with FNMA	1,003	7
Return guarantee agreement with LIHTC investors	43	43
Written put options (a)	2,003	50
Default guarantees	3	1

Total	$13,429	$153

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2012, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At September 30, 2012, our standby letters of credit had a remaining weighted-average life of 2.9 years, with remaining actual lives ranging from less than one year to as many as eleven years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At September 30, 2012, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.4 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $3.1 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at September 30, 2012. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $43 million at September 30, 2012, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments. A majority of these payments are due and payable within the next twelve months.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At September 30, 2012, our written put options had an average life of 1.8 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds (i.e., the commercial loan client). We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payment obligations by entering into offsetting positions with third parties.

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

Liquidity facilities that support asset-backed commercial paper conduits. At September 30, 2012, we did not have any liquidity facilities remaining outstanding with any unconsolidated third-party commercial paper conduits. The liquidity facility, which expired during the second quarter of 2012, obligated us to provide aggregate funding of up to a certain amount in the event that a credit market disruption or other factors prevented the conduit from issuing commercial paper.

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

The Dodd-Frank Act changes the regulatory capital standards that apply to BHCs by requiring the phase-out of the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. This three-year phase-out period, which commences January 1, 2013, will ultimately require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital. On June 12, 2012, the Federal Reserve, the FDIC, and the OCC jointly announced three NPRs that would revise and replace the agencies’ current capital rules in a manner consistent with implementing the final framework for strengthening international capital and liquidity regulation (“Basel III”) adopted by the Basel Committee on Banking Supervision (the “Basel Committee”). One NPR proposes rules implementing the phase-out of trust preferred securities as Tier 1 capital, consistent with the Dodd-Frank Act, as part of the implementation of Basel III. A more thorough discussion of current rulemaking underway in the U.S. to implement Basel III is in the “Supervision and Regulation” portion of this report.

As of September 30, 2012, the trust preferred securities issued by the KeyCorp capital trusts represent $339 million or 3.5% of our total qualifying Tier 1 capital, net of goodwill. As previously reported, on July 12, 2012, we completed the redemption in full of the trust preferred securities issued by KeyCorp Capital VII and KeyCorp Capital X, with an aggregate liquidation preference of $707 million.

The trust preferred securities, common stock and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount	(a)	Common Stock	Principal Amount of Debentures, Net of Discount	(b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures

September 30, 2012
KeyCorp Capital I	$156		$6	$162		1.201%	2028
KeyCorp Capital II	116		4	120		6.875	2029
KeyCorp Capital III	151		4	155		7.750	2029

Total	$423		$14	$437		5.095%	—

December 31, 2011	$1,206		$19	$1,225		6.610%	—

September 30, 2011	$1,576		$19	$1,595		6.574%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $83 million at September 30, 2012, $160 million at December 31, 2011, and $169 million at September 30, 2011. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem these debentures: (i) in whole or in part, on or after July 1, 2008 (for debentures owned by KeyCorp Capital I); March 18, 1999 (for debentures owned by KeyCorp Capital II); and July 16, 1999 (for debentures owned by KeyCorp Capital III). If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $83 million at September 30, 2012, $160 million at December 31, 2011, and $169 million at September 30, 2011. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. The total interest rates are weighted-average rates.

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

The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2012	2011	2012	2011

Interest cost on PBO	$12	$14	$36	$42
Expected return on plan assets	(18)	(20)	(54)	(60)
Amortization of losses	4	3	12	9

Net pension cost	$(2)	$(3)	$(6)	(9)

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

15.  Shareholders’ Equity

Comprehensive Capital Plan

As previously reported, as authorized by our Board and pursuant to our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve, KeyCorp had authority to repurchase up to $344 million of our Common Shares for general repurchase and repurchases in connection with employee elections under our compensation and benefit programs.

During the third quarter of 2012, we completed $82 million of Common Share repurchases. Following completion of these repurchases, we have remaining authority to repurchase up to $177 million of our Common Shares for general repurchase and repurchases in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2013.

Repurchase of TARP CPP Preferred Stock, Warrant and Completion of Equity and Debt Offerings

During 2011, we completed the repurchase of the $2.5 billion of Series B Preferred Stock and corresponding warrant issued to the U.S. Treasury Department. As a result of the repurchase, we recorded a $49 million one-time deemed dividend in the first quarter of 2011 related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. On April 20, 2011 we repurchased the warrant directly from the U.S. Treasury for $70 million. Beginning with the second quarter of 2011, the repurchase resulted in the elimination of quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares. In total, we paid $2.867 billion to the U.S. Treasury during the investment period in the form of dividends, principal and repurchase of the warrant, resulting in a return to the U.S. Treasury of $367 million above the initial investment of $2.5 billion on November 14, 2008.

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

The table on the following pages shows selected financial data for our two major business segments for the three- and nine- month periods ended September 30, 2012 and September 30, 2011. This table is accompanied by supplementary information for our Key Corporate Bank business segment.

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

Three months ended September 30,	Key Community Bank			Key Corporate Bank
dollars in millions	2012		2011	2012	2011
SUMMARY OF OPERATIONS
Net interest income (TE)	$365		$371	$182	$172
Noninterest income	211		194	210	197
Total revenue (TE) (a)	576		565	392	369
Provision (credit) for loan and lease losses	120		39	(3)	(40)
Depreciation and amortization expense	16		9	11	17
Other noninterest expense	496		448	198	199
Income (loss) from continuing operations before income taxes (TE)	(56)		69	186	193
Allocated income taxes (benefit) and TE adjustments	(33)		12	68	70
Income (loss) from continuing operations	(23)		57	118	123
Income (loss) from discontinued operations, net of taxes	—		—	—	—
Net income (loss)	(23)		57	118	123
Less: Net income (loss) attributable to noncontrolling interests	—		—	—	—
Net income (loss) attributable to Key	$(23)		$57	$118	$123

AVERAGE BALANCES (b)
Loans and leases	$28,386		$26,270	$18,886	$16,986
Total assets (a)	32,136		29,681	22,914	21,168
Deposits	49,537		47,672	12,873	10,544
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$93		$60	$8	$22
Return on average allocated equity (b)	(3.11	) %	7.19%	27.61%	22.70%
Return on average allocated equity	(3.11)		7.19	27.61	22.70
Average full-time equivalent employees (c)	9,139		8,641	2,146	2,209

Nine months ended September 30,	Key Community Bank			Key Corporate Bank
dollars in millions	2012		2011	2012	2011
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,066		$1,123	$551	$535
Noninterest income	576		566	634	630
Total revenue (TE) (a)	1,642		1,689	1,185	1,165
Provision (credit) for loan and lease losses	133		130	14	(137)
Depreciation and amortization expense	35		29	37	56
Other noninterest expense	1,411		1,321	620	596
Income (loss) from continuing operations before income taxes (TE)	63		209	514	650
Allocated income taxes (benefit) and TE adjustments	(12)		37	188	238
Income (loss) from continuing operations	75		172	326	412
Income (loss) from discontinued operations, net of taxes	—		—	—	—
Net income (loss)	75		172	326	412
Less: Net income (loss) attributable to noncontrolling interests	—		—	3	—
Net income (loss) attributable to Key	$75		$172	$323	$412

AVERAGE BALANCES (b)
Loans and leases	$27,352		$26,275	$18,668	$17,275
Total assets (a)	30,993		29,703	22,831	21,459
Deposits	48,523		47,831	12,281	10,671
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$192		$215	$43	$126
Return on average allocated equity (b)	3.42%		7.13%	24.10%	23.57%
Return on average allocated equity	3.42		7.13	24.10	23.57
Average full-time equivalent employees (c)	8,872		8,509	2,163	2,131

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2012	2011	2012	2011	2012	2011	2012	2011

$29	$10	$576	$553	$2	$2	$578	$555
131	93	552	484	(8)	(1)	544	483

160	103	1,128	1,037	(6)	1	1,122	1,038
(7)	10	110	9	(1)	1	109	10
2	4	29	30	35	35	64	65
15	22	709	669	(39)	(42)	670	627

150	67	280	329	(1)	7	279	336
46	14	81	96	(23)	5	58	101

104	53	199	233	22	2	221	235
—	—	—	—	—	(17)	—	(17)

104	53	199	233	22	(15)	221	218
2	1	2	1	—	—	2	1

$102	$52	$197	$232	$22	$(15)	$219	$217

$3,365	$4,683	$50,637	$47,939	$58	$69	$50,695	$48,008
25,197	29,605	80,247	80,454	534	1,005	80,781	81,459
408	817	62,818	59,033	(142)	(133)	62,676	58,900

$8	$26	$109	$108	—	$1	$109	$109
62.62%	26.42%	14.82%	15.15%	1.77%	.21%	8.52%	9.44%
60.93	26.42	14.77	15.15	1.78	(1.59)	8.52	8.76
5	6	11,290	10,856	4,543	4,634	15,833	15,490

Other Segments		Total Segments		Reconciling Items		Key
2012	2011	2012	2011	2012	2011	2012	2011

$56	$55	$1,673	$1,713	$8	$16	$1,681	$1,729
307	209	1,517	1,405	(16)	(11)	1,501	1,394

363	264	3,190	3,118	(8)	5	3,182	3,123
26	(25)	173	(32)	(1)	(6)	172	(38)
7	15	79	100	104	108	183	208
53	65	2,084	1,982	(116)	(117)	1,968	1,865

277	209	854	1,068	5	20	859	1,088
71	46	247	321	(45)	(2)	202	319

206	163	607	747	50	22	657	769
—	—	—	—	5	(37)	5	(37)

206	163	607	747	55	(15)	662	732
4	12	7	12	—	—	7	12

$202	$151	$600	$735	$55	$(15)	$655	$720

$3,784	$4,985	$49,804	$48,535	$56	$51	$49,860	$48,586
26,210	29,971	80,034	81,133	689	1,236	80,723	82,369
468	796	61,272	59,298	(143)	(142)	61,129	59,156

$52	$95	$287	$436	—	—	$287	$436
39.80%	24.86%	14.85%	15.42%	1.42%	.77%	8.59%	9.93%
38.88	24.86	14.81	15.42	1.57	(.52)	8.66	9.44
5	31	11,040	10,671	4,525	4,710	15,565	15,381

Supplementary information (Key Corporate Bank lines of business)

	Real Estate Capital and				Institutional and
Three months ended September 30,	Corporate Banking Services		Equipment Finance		Capital Markets
dollars in millions	2012	2011	2012	2011	2012	2011

Total revenue (TE)	$166	$153	$57	$68	$169	$148
Provision (credit) for loan and lease losses	(3)	(38)	—	(8)	—	6
Noninterest expense	62	68	35	45	112	103
Net income (loss) attributable to Key	67	78	14	19	37	26
Average loans and leases	7,342	7,089	5,159	4,620	6,385	5,277
Average loans held for sale	359	173	7	7	75	93
Average deposits	9,674	7,339	6	11	3,193	3,194
Net loan charge-offs	9	19	(1)	(1)	—	4
Net loan charge-offs to average loans	.49%	1.06%	(.08)%	(.09)%	—%	.30%
Nonperforming assets at period end	$142	$240	$30	$31	$25	$55
Return on average allocated equity	34.44%	28.01%	22.73%	23.05%	21.61%	14.37%
Average full-time equivalent employees	929	971	383	434	834	804

	Real Estate Capital and				Institutional and
Nine months ended September 30,	Corporate Banking Services		Equipment Finance		Capital Markets
dollars in millions	2012	2011	2012	2011	2012	2011

Total revenue (TE)	$512	$495	$179	$194	$494	$476
Provision (credit) for loan and lease losses	1	(78)	4	(64)	9	5
Noninterest expense	193	193	109	143	355	316
Net income (loss) attributable to Key	197	240	41	72	85	100
Average loans and leases	7,461	7,791	4,943	4,596	6,264	4,888
Average loans held for sale	329	181	18	3	140	99
Average deposits	9,071	7,802	7	10	3,203	2,859
Net loan charge-offs	32	110	8	12	3	4
Net loan charge-offs to average loans	.57%	1.89%	.22%	.35%	.06%	.11%
Nonperforming assets at period end	$142	$240	$30	$31	$25	$55
Return on average allocated equity	31.18%	25.43%	21.48%	28.65%	16.43%	18.09%
Average full-time equivalent employees	965	936	390	434	808	761

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of September 30, 2012 and 2011, the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2012 and 2011, and the related consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of Key’s management.

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

Cleveland, Ohio
November 1, 2012	/s/ Ernst & Young LLP

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year to date periods ended September 30, 2012 and 2011. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

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

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

¿	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009.

¿	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

¿	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

¿	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Introduction” that begins on page 36 of our 2011 Annual Report on Form 10-K, the regulators conduct a review of capital adequacy for each of the country’s nineteen largest banking institutions, including KeyCorp. This regulatory assessment began in 2009 and has continued into 2012. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity. For a detailed explanation of total capital, Tier 1 capital and Tier 1 common equity and how they are calculated see the section entitled “Capital.”

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Basis of Presentation”).

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2012			2011		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2012	2011

FOR THE PERIOD
Interest income	$671	$662	$684	$698	$705	$2,017	$2,191
Interest expense	99	124	131	141	156	354	481
Net interest income	572	538	553	557	549	1,663	1,710
Provision (credit) for loan and lease losses	109	21	42	(22)	10	172	(38)
Noninterest income	544	485	472	414	483	1,501	1,394
Noninterest expense	734	714	703	717	692	2,151	2,073
Income (loss) from continuing operations before income taxes	273	288	280	276	330	841	1,069
Income (loss) from continuing operations attributable to Key	219	226	205	207	234	650	757
Income (loss) from discontinued operations, net of taxes(a)	—	10	(5)	(7)	(17)	5	(37)
Net income (loss) attributable to Key	219	236	200	200	217	655	720

Income (loss) from continuing operations attributable to Key common shareholders	214	221	199	201	229	634	656
Income (loss) from discontinued operations, net of taxes(a)	—	10	(5)	(7)	(17)	5	(37)
Net income (loss) attributable to Key common shareholders	214	231	194	194	212	639	619

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.23	$.21	$.21	$.24	$.67	$.71
Income (loss) from discontinued operations, net of taxes(a)	—	.01	(.01)	(.01)	(.02)	.01	(.04)
Net income (loss) attributable to Key common shareholders(d)	.23	.24	.20	.20	.22	.68	.67
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.23	$.23	$.21	$.21	$.24	$.67	$.71
Income (loss) from discontinued operations, net of taxes — assuming dilution(a)	—	.01	(.01)	(.01)	(.02)	.01	(.04)
Net income (loss) attributable to Key common shareholders — assuming dilution (d)	.23	.24	.20	.20	.22	.67	.67

Cash dividends paid	.05	.05	.03	.03	.03	.13	.07
Book value at period end	10.64	10.43	10.26	10.09	10.09	10.64	10.09
Tangible book value at period end	9.54	9.45	9.28	9.11	9.10	9.54	9.10
Market price:
High	9.12	8.54	8.82	7.89	8.48	9.12	9.77
Low	7.46	6.80	7.26	5.59	5.63	6.80	5.63
Close	8.74	7.74	8.50	7.69	5.93	8.74	5.93
Weighted-average common shares outstanding (000)	936,223	944,648	949,342	948,658	948,702	943,378	926,298
Weighted-average common shares and potential common shares outstanding (000)	940,764	948,087	953,971	951,684	950,686	947,582	930,449

AT PERIOD END
Loans	$51,419	$49,605	$49,226	$49,575	$48,195	$51,419	$48,195
Earning assets	72,139	71,899	72,796	73,729	74,167	72,139	74,167
Total assets	86,950	86,523	87,431	88,785	89,262	86,950	89,262
Deposits	64,188	62,167	61,494	61,956	61,032	64,188	61,032
Long-term debt	6,119	7,521	8,898	9,520	10,717	6,119	10,717
Key common shareholders’ equity	9,960	9,864	9,808	9,614	9,610	9,960	9,610
Key shareholders’ equity	10,251	10,155	10,099	9,905	9,901	10,251	9,901

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.08%	1.12%	1.02%	1.01%	1.14%	1.08%	1.23%
Return on average common equity	8.57	9.06	8.25	8.26	9.52	8.63	9.62
Return on average tangible common equity	9.56	10.01	9.13	9.15	10.56	9.57	10.72
Net interest margin (TE)(b)	3.23	3.06	3.16	3.13	3.09	3.15	3.18
Cash efficiency ratio(b)	64.62	69.29	68.09	73.29	66.57	67.25	66.28

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.01%	1.10	%.93%	.91%	.98%	1.01%	1.09%
Return on average common equity	8.57	9.47	8.04	7.97	8.82	8.70	9.08
Return on average tangible common equity(b)	9.56	10.46	8.90	8.83	9.77	9.64	10.12
Net interest margin (TE)	3.14	2.99	3.08	3.04	3.02	3.07	3.10
Loan to Deposit(c)	86.24	86.38	86.97	87.00	85.71	86.24	85.71

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.79%	11.74%	11.55%	11.16%	11.09%	11.79%	11.09%
Tangible Key shareholders’ equity to tangible assets	10.73	10.78	10.60	10.21	10.15	10.73	10.15
Tangible common equity to tangible assets(b)	10.39	10.44	10.26	9.88	9.82	10.39	9.82
Tier 1 common equity(b)	11.30	11.63	11.55	11.26	11.28	11.30	11.28
Tier 1 risk-based capital	12.10	12.45	13.29	12.99	13.49	12.10	13.49
Total risk-based capital	15.17	15.83	16.68	16.51	17.05	15.17	17.05
Leverage	11.37	11.35	12.12	11.79	11.93	11.37	11.93

TRUST AND BROKERAGE ASSETS
Assets under management	$49,670	$49,149	$52,633	$51,732	$51,584	$49,670	$51,584
Nonmanaged and brokerage assets	24,220	23,912	33,021	30,639	28,007	24,220	28,007

OTHER DATA
Average full-time-equivalent employees	15,833	15,455	15,404	15,381	15,490	15,565	15,381
Branches	1,087	1,062	1,059	1,058	1,063	1,087	1,063

(a)	In April 2009, we decided to wind down the operations of Austin, an investment subsidiary that specialized in managing hedge fund investments for its institutional customer base. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank.

(b)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Tier 1 common equity,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(c)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

(d)	EPS may not foot due to rounding.

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

Forward-looking statements by their nature are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. Factors that could cause actual results to differ from those described in our forward-looking statements include, but are not limited to:

¿	the economic recovery could lose momentum or face challenges resulting in a further recession, and we, in turn, could face difficulties effectively dealing with an economic slowdown or uncertainty in the markets;

¿	the Dodd-Frank Act and other reforms will subject us to a variety of new and more stringent legal and regulatory requirements, including increased scrutiny from our regulators;

¿	changes in local, regional, and international business, economic or political conditions in the regions where we operate or have significant assets;

¿	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

¿	adverse changes in credit quality trends;

¿	our ability to determine accurate values of certain assets and liabilities;

¿	adverse behaviors in foreign exchange rates, securities, public debt, and capital markets, including changes in market liquidity and volatility;

¿	our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

¿	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

¿	adequacy of our risk management program;

¿	reduction of the credit ratings assigned to KeyCorp and KeyBank;

¿	increased competitive pressure due to industry consolidation;

¿	our ability to timely and effectively implement our strategic initiatives;

¿	changes in investor sentiment, consumer spending, or saving behavior;

¿	unanticipated adverse affects of acquisitions and dispositions of assets, business units, or affiliates;

¿	our ability to attract and/or retain talented executives and employees;

¿	operational or risk management failures due to technological, cybersecurity threats, including any denial of service attacks, or our ability to effectively respond and mitigate such threats, or other factors;

¿	changes in accounting principles or in tax laws, rules, and regulations;

¿	adverse judicial proceedings;

¿	occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate; and

¿	other risks and uncertainties summarized in Part 1, Item 1A: Risk Factors in our 2011 Annual Report on Form 10-K.

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

Economic overview

During the third quarter of 2012 a modest economic recovery continued in the United States. Job creation improved as employers added workers amid several economic uncertainties. Payrolls increased 437,000 in the third quarter of 2012, compared to the 200,000 increase in the second quarter of 2012 and the 677,000 increase in the first quarter of 2012. The average unemployment rate for the third quarter of 2012 fell to 8.1%, slightly better than the average 8.2% in the second quarter of 2012 but considerably higher than the 10-year average unemployment rate of 6.7%.

Inflationary pressures rose slightly in the third quarter of 2012 as consumer prices in September 2012 increased at an annual rate of 2%, up from the 1.7% annual increase in June 2012 but down from the 3.2% average increase for all of 2011. Gasoline prices also continued to be one of the major contributors to elevated prices as the national average price for a regular gallon of gasoline in the U.S. was approximately 13.7% higher at the end of September 2012 than in June 2012. However, U.S. consumers were resilient as the average monthly rate of consumer spending increased 0.6% for the third quarter of 2012 compared to a flat second quarter.

The improvement in the labor market coincided with a better housing market. September new home sales were up 27.1% from September 2011, while the median price of new homes increased by 11.7% over the same period. Building activity is at its highest levels since 2008 as housing starts at the end of the quarter increased 44.5% from a year earlier. Existing home sales also showed signs of improvement as low mortgage rates continue to encourage buyers back into the market. September 2012 existing home sales were up 11% from the same month one year ago while the median home values increased 11.3% from the same time period.

The weaker economic outlook from the second quarter of 2012 sparked a response from the Federal Reserve as it took further actions in the third quarter of 2012 to strengthen its commitment to accommodative monetary policy. As part of these actions, the Federal Reserve stated it would keep the federal funds rate at exceptionally low levels at least through mid-2015. Furthermore, in an attempt to lower longer-term borrowing rates applicable to consumers and businesses, the Federal Reserve decided to undertake a third round of quantitative easing. The Federal Reserve believes that a highly accommodative stance on monetary policy will remain appropriate for a considerable time after the economic recovery strengthens. The benchmark two-year U.S. Treasury yield declined from 0.30% at June 30, 2012 to 0.23% at September 30, 2012. The ten-year Treasury yield, which began the third quarter of 2012 at 1.65%, declined 0.02% to close the third quarter of 2012 at 1.63%.

Long-term financial goals

Our long-term financial goals are as follows:

¿	Target a loan to core deposit ratio range of 90% to 100%;

¿	Return to a moderate risk profile by targeting a net charge-off ratio range of .40% to .50%;

¿	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and ratio of noninterest income to total revenue of greater than 40%;

¿	Create positive operating leverage and target an efficiency ratio in the range of 60 to 65%; and

¿	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the third quarter of 2012.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics(a)	3Q12	Targets		Action Plans
Core funded	Loan to deposit ratio (b)	86%	90-100%	•	Leverage integrated model to grow relationships and loans
				•	Improve deposit mix
Returning to a moderate risk profile	NCOs to average loans	.86%	.40-.50%	•	Focus on relationship clients
				•	Exit noncore portfolios
				•	Limit concentrations
				•	Focus on risk-adjusted returns
Growing high quality, diverse revenue streams	Net interest margin	3.23%	> 3.50%	• •	Improve funding mix Focus on risk-adjusted returns

	Noninterest income to total revenue	48%	> 40%	•	Grow client relationships
				•	Leverage Key’s total client solutions and cross-selling capabilities
Creating positive operating leverage				•	Improve efficiency and effectiveness
	Efficiency ratio	65%	60 - 65%	• •	Leverage technology Change cost base to more variable from fixed

Executing our strategies	Return on average assets	1.08%	1.00-1.25%	•	Execute our client insight-driven relationship model
				•	Focus on operating leverage
				•	Improved funding mix with lower cost core deposits

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Strategic developments

We initiated the following actions during the first nine months of 2012 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 39 of our 2011 Annual Report on Form 10-K.

t	As previously announced, we committed $5 billion in lending capital to small- and medium-sized businesses by the end of 2014. We began this program in September of 2011, and we have already met this goal well ahead of our scheduled lending pledge.

t	We have made progress on our previously announced company-wide efficiency initiatives goal. We are committed to achieving an expense run rate reduction of $150 to $200 million by December 2013, of which $30 million to $50 million of run rate reductions are expected to occur by the end of 2012. Using our current levels of revenue and expense, these initiatives are intended to move us to our long-term efficiency ratio target range of 60% to 65%.

t	As previously reported, on July 13, 2012, we completed our acquisition of 37 retail banking branches in Western New York. We added approximately $2 billion in assets and deposits. Additionally, as part of this acquisition, we added credit card receivables of approximately $69 million and assumed a related reward liability of $1 million on September 14, 2012. This acquisition provides us an opportunity to leverage our existing cost structure across a larger base. The liquidity provided by this acquisition was used to pay maturing debt and fund organic growth.

t	On August 1, 2012, approximately $718 million (based on estimated fair value at acquisition date) in Key-branded credit card assets were acquired from Elan Financial Services as part of our strategy to diversify our revenue stream and to provide opportunities for future growth.

t	During the third quarter of 2012, we continued to take advantage of the low interest rate environment and nontaxable treatment of gains – pursuant to a previous settlement with the IRS – through the early termination of leveraged leases. These terminations resulted in gains in noninterest income of $39 million, offset by $13 million in net interest income write-offs of fees and capitalized loan origination costs.

t

During the third quarter of 2012, we continued our commitment to disciplined capital management. We completed repurchases of approximately $82 million of Common Shares, representing 9.6 million shares, pursuant to a repurchase program authorized by our Board of Directors. This program was also included in our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve. With the repurchases completed through

September 30, 2012, we have remaining authority to repurchase up to $177 million of our Common Shares. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2013. Additionally, at the regular July Board meeting, the Board declared a third quarter cash dividend of $.05 per share payable on September 14, 2012 to shareholders of record on August 28, 2012.

¿	As previously reported, we redeemed trust preferred securities issued by KeyCorp Capital VII and KeyCorp Capital X totaling approximately $707 million.

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

Figure 3 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended September 30, 2012 dollars in millions	Rocky Mountains and Northwest	Great Lakes	Northeast	Nonregion	(a)		Total

Average deposits	$15,963	$15,349	$15,744	$2,481			$49,537
Percent of total	32.2%	31.0%	31.8%	5.0		%	100.0%

Average commercial loans	$5,479	$3,887	$3,023	$2,540			$14,929
Percent of total	36.7%	26.0%	20.3%	17.0		%	100.0%

Average home equity loans	$4,576	$2,513	$2,536	$109			$9,734
Percent of total	47.0%	25.8%	26.1%	1.1		%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Key Community Bank regions.

Key Corporate Bank includes three lines of business that operate nationally, within and beyond our 14-state branch network: Real Estate Capital and Corporate Banking Services; Equipment Finance; and Institutional and Capital Markets.

The Real Estate Capital and Corporate Banking Services business consists of two business units.

¿	Real Estate Capital professionals who are located in select markets across the country provide financial services for public and private owners, investors, and developers of nonowner-occupied commercial real estate properties. In addition to direct loans, this business unit is a Fannie Mae Delegated Underwriter and Servicer, Freddie Mac Program Plus Seller/Servicer, and FHA-approved mortgagee. KeyBank Real Estate Capital is also one of the nation’s largest and highest rated commercial mortgage servicers. Figure 19, which appears later in this report in the “Loans and loans held for sale” section, shows the diversity of our commercial real estate lending business based on industry type and location.

¿	Corporate Banking Services provides cash management, interest rate derivatives, and foreign exchange products and services to existing clients. Through its Public Sector and Financial Institutions businesses, Corporate Banking Services also provides a full array of commercial banking products and services to government and not-for-profit entities and to community banks. A variety of commercial payment products are provided through the Enterprise Commercial Payments Group.

Equipment Finance meets the equipment financing needs of companies domestically and in Europe by providing equipment manufacturers, distributors and resellers with funding options for their clients. Equipment Finance specializes in the technology, healthcare, and renewable energy markets as well as other capital assets.

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

Stress Testing

The Dodd-Frank Act requires the Federal Reserve to conduct an annual stress test on certain banking organizations including Key to evaluate whether such organizations have sufficient capital, on a total consolidated basis, to absorb losses as a result of adverse economic conditions. On October 12, 2012, the Federal Reserve published its final rule on supervisory stress tests. The rule is effective on November 15, 2012, by which date the stress testing scenarios (including those describing hypothetical baseline, adverse, and severely adverse economic and financial conditions) are expected to be published. A summary of the results of the stress tests will be publicly disclosed by the Federal Reserve no later than March 31, 2013. Under the final rule, we are required to consider the results of the stress test as part of our capital planning process and must update our resolution plan as the Federal Reserve determines appropriate based on the results of the stress test.

Company-run stress tests are also required under the Dodd-Frank Act. On October 12, 2012, and October 9, 2012, the Federal Reserve and OCC published their final rules on company-run stress tests that apply to banking organizations such as KeyCorp and KeyBank. The Federal Reserve’s rule is effective on November 15, 2012, and the OCC’s rule became effective on October 9, 2012. Stress testing scenarios (including those describing hypothetical baseline, adverse, and severely adverse economic and financial conditions) are expected to be published by November 15, 2012. Results of these stress tests must be reported to the Federal Reserve and OCC (the first results reports are due by January 5, 2013), and publicly disclosed (the first public disclosure is required by the rules to be made between March 15 and 31, 2013).

Interchange fees

As previously reported, the Federal Reserve approved Regulation II, Debit Card Interchange Fees and Routing (“Regulation II”), which limits debit card issuer interchange fees for electronic debit transactions and implements provisions of the Dodd-Frank Act. The relevant portions of Regulation II became effective on October 1, 2011. Our debit interchange revenue for the nine months ended September 30, 2012 was $42 million, compared to $84 million for the same period in 2011, which is consistent with our expectations originally reported in our Form 10-Q for the period ended September 30, 2011.

Enhanced prudential standards and early remediation requirements

On January 5, 2012, the Federal Reserve published in the Federal Register its proposed rule on Enhanced Prudential Standards and Early Remediation Requirements for covered companies, as part of its efforts to implement a regulatory scheme pursuant to the Dodd-Frank Act applicable to systemically important financial companies. The proposed rule provides more specific requirements to complement the Federal Reserve’s existing efforts to enhance the supervisory framework for covered companies. The proposed rule applies to U.S. BHCs with consolidated assets of $50 billion or more, like KeyCorp, and includes a wide range of measures addressing issues such as capital, liquidity, credit exposure limits, risk management and early remediation. Comments to this proposed rule were due by April 30, 2012. We continue to monitor implementation of this rule.

U.S. Implementation of Basel III

On August 30, 2012, the Federal Reserve, FDIC, and OCC jointly published three separate NPRs seeking comment on proposed rules that would revise and replace their current capital rules in a manner consistent both with relevant provisions of the Dodd-Frank Act as well as the implementation of Basel III. The comment period on these NPRs ended on October 22, 2012. Also on August 30, 2012, these agencies published their joint final market risk capital rule which applies to Key and KeyBank and becomes effective on January 1, 2013.

One NPR (the “Basel III NPR”) proposes the majority of the revisions to international capital standards in Basel III, including a more restrictive definition of regulatory capital (such as providing for the phase-out of trust preferred securities by January 1, 2016), higher minimum regulatory capital requirements, and the imposition of capital conservation and countercyclical capital buffers. It also proposes limitations on certain distributions and discretionary bonuses as well as revisions to the agencies’ prompt corrective action regulations. Another NPR (the “Standardized Approach NPR”) proposes new methodologies for determining risk-weighted assets, such as by expanding the number and type of exposure categories, providing a more comprehensive recognition of collateral and guarantees, and introducing or applying more risk-sensitive treatment for certain exposures (including certain high-volatility commercial real estate, corporate, equity, foreign, securitization, derivative, residential mortgage, and 90 day or more past due exposures). It also proposes detailed qualitative and quantitative public disclosure requirements relating to capital adequacy. The final NPR (the “Advanced Approaches NPR”) proposes to revise the current advanced approaches risk-based capital rule to incorporate certain aspects of Basel III as well as certain other revisions to the Basel capital framework published by the Basel Committee between 2009-2011. While Key and KeyBank are subject to the Basel III and Standardized Approach NPRs, they are not subject to the Advanced Approaches NPR.

The NPRs are consistent with the discussion of the Basel III capital framework in our 2011 Annual Report on Form 10-K. Implementation of the Basel III final capital framework is proposed to begin on January 1, 2013, with minimum capital ratios and prompt corrective action requirements implemented by January 1, 2015, and the capital conservation buffer phased-in from January 1, 2016 through January 1, 2019.

New Minimum Capital Requirements

Beginning January 1, 2013, banking organizations subject to the Basel III and Standardized Approach NPRs, like Key, would be required to meet the minimum capital and leverage ratios set forth in Figure 4. At September 30, 2012, Key had a Tier 1 common equity ratio of 11.30%, under current Basel I. Also at September 30, 2012, based on the fully phased-in Basel III and Standardized Approach NPRs, Key estimates that its capital and leverage ratios, after required adjustment for market risk pursuant to the new final market risk rule effective January 1, 2013, would be as set forth in Figure 4.

Figure 4. Estimated Ratios vs. Proposed Minimum Capital Ratios Calculated Under the Fully Phased-In Basel III

and Standardized Approach NPRs

Ratios (including Capital conservation buffer)	Key 9-30-2012 Estimated	Proposed Minimum 1-1-2013	Phase-in Period	Proposed Minimum 1-1-2019
Common Equity Tier 1	10.4%	3.5%	1/1/13 - 1/1/15	4.5%
Capital conservation buffer (a)		—	1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		3.5	1/1/13 - 1/1/19	7.0
Tier 1 Capital	10.8	4.5	1/1/13 - 1/1/15	6.0
Tier 1 Capital + Capital conservation buffer		4.5	1/1/13 - 1/1/19	8.5
Total Capital	13.6	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16 - 1/1/19	10.5
Leverage (b)	10.4	4.0	None	4.0

(a)	Capital conservation buffer must consist of Common Equity Tier 1 capital. Key is not subject to the proposed countercyclical capital buffer of up to 2.5% imposed under the Advanced Approaches NPR.

(b)	Key is not subject to the proposed 3% supplemental leverage ratio requirement imposed under the Advanced Approaches NPR.

Revised Prompt Corrective Action Standards

Under the Basel III NPR, the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions, such as KeyBank, are proposed to be revised effective January 1, 2015. Figure 5 identifies the proposed capital category threshold ratios for a well capitalized and an adequately capitalized institution under current law and the Basel III and Standardized Approach NPRs.

Figure 5. Proposed Revised Prompt Corrective Action Well Capitalized and Adequately Capitalized Capital

Category Ratios

Prompt Corrective Action	Capital Category
	Well Capitalized		Adequately Capitalized
Ratio	Proposed	Current	Proposed	Current

Common Equity Tier 1 Risk-Based	6.5%	N/A	4.5%	N/A
Tier 1 Risk-Based	8.0	6.0%	6.0	4.0%
Total Risk-Based	10.0	10.0	8.0	8.0
Tier 1 Leverage	5.0	5.0	4.0	3.0 or 4.0

We believe that, as of September 30, 2012, Key and KeyBank would meet all capital adequacy requirements under the Basel III and Standardized Approach NPRs on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and Standardized Approach NPRs will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

Highlights of Our Performance

Financial performance

For the third quarter of 2012, we announced net income from continuing operations attributable to Key common shareholders of $214 million, or $.23 per Common Share. Our third quarter of 2012 results compare to net income from continuing operations attributable to Key common shareholders of $229 million, or $.24 per Common Share, for the third quarter of 2011. For the nine months ended September 30, 2012, net income from continuing operations attributable to Key common shareholders was $634 million, or $.67 per Common Share, compared to $656 million or $.71 per Common Share for the same period one year ago. The results for the nine months ended September 30, 2011, included a deemed dividend of $49 million, or $.06 per diluted Common Share, related to the accelerated amortization of the discount on the repurchased preferred shares from the U.S. Treasury.

Our taxable-equivalent net interest income was $578 million for the third quarter of 2012, and the net interest margin was 3.23%. These results compare to taxable-equivalent net interest income of $555 million and a net interest margin of 3.09% for the third quarter of 2011. The increase in net interest income and the net interest margin was primarily a result of a change in funding mix from the redemption of certain trust preferred securities and the continued maturity of higher-costing certificates of deposit and long-term debt during the third quarter of 2012. This funding was replaced with lower-cost deposits obtained through our branch acquisition, and an overall increase in demand deposits. The improvement in net interest income and the net interest margin was partially offset by a $13 million reduction to net interest income from the write-off of capitalized loan origination costs due to the early termination of leveraged leases, resulting in a seven basis point decline in the net interest margin for the third quarter of 2012.

Our noninterest income was $544 million for the third quarter of 2012, compared to $483 million for the year-ago quarter. Gains on leased equipment increased $39 million compared to the same period one year ago, primarily related to the early terminations of leveraged leases. Net gains from loan sales also increased $21 million from the year-ago quarter. Other income was $48 million higher due to a $54 million gain associated with the redemption of certain trust preferred securities in the third quarter of 2012. Investment banking and capital markets income also increased $13 million from one year ago. These increases in noninterest income were partially offset by a $23 million decrease in net gains from principal investing (including results attributable to noncontrolling interests), a $15 million decrease in electronic banking fees as a result of government pricing controls on debit transactions that went into effect October 1, 2011, and a $13 million decline in operating lease income.

Our noninterest expense was $734 million for the third quarter of 2012, compared to $692 million for the same period last year. Personnel expense increased $29 million due to increased salaries and incentive compensation expense resulting from the hiring of client-facing personnel and our acquisition of 37 branches in Western New York, which closed on July 13, 2012. Nonpersonnel expense increased $13 million from one year ago and included an increase of $8 million related to the amortization of the intangible assets associated with the third quarter 2012 acquisitions of the previously discussed credit card portfolio as well as the branches. Various other expenses also increased $14 million. These increases in noninterest expense were partially offset by a $10 million decrease in operating lease expense compared to the same period one year ago. The provision (credit) for losses on lending-related commitments was a credit of $8 million compared to a credit of $1 million for the year-ago quarter.

As previously announced, we are implementing a number of efficiency initiatives which are intended to enhance our competitive position by lowering our cost structure and aligning it with our current operating environment. We continue to make progress on our expense initiative goal of $150 to $200 million in annual reductions by the end of 2013. We expect to capture $30 million to $50 million of annual expense reductions by the end of 2012.

Average loans were $50.7 billion for the third quarter of 2012, an increase of $2.7 billion compared to the third quarter of 2011. Commercial, financial and agricultural loans grew by $4.1 billion over the year-ago quarter, with strong growth across Key’s commercial and middle market segments. This growth was partially offset by decline in the commercial real estate portfolio, termination of certain leveraged leases in the equipment lease exit portfolio, and run-off of consumer loans in the designated exit portfolio.

Average deposits totaled $62.7 billion for the third quarter of 2012, an increase of $3.8 billion compared to the year-ago quarter. The growth reflects an increase in business demand deposits and the impact of Key’s branch acquisition. The growth in non-time deposits more than offset the maturities in certificates of deposit.

Our provision for loan and lease losses was $109 million for the third quarter of 2012, compared to $10 million for the year-ago quarter. Our allowance for loan and lease losses was $888 million, or 1.73% of total period-end loans at September 30, 2012, compared to 2.35% at September 30, 2011. As a result of the acquisition of the credit card portfolio and the loans associated with the branch acquisition, Key established an allowance for loan and lease losses above the discount related to these acquired portfolios in accordance with the applicable accounting guidance. This provision for loan and lease losses was approximately $32 million during the third quarter.

At September 30, 2012, our nonperforming loans totaled $653 million and represented 1.27% of period-end portfolio loans, compared to 1.64% at September 30, 2011. Nonperforming assets at September 30, 2012, totaled $718 million and represented 1.39% of portfolio loans and OREO and other nonperforming assets, compared to 1.89% at September 30, 2011. Due to recently updated regulatory guidance, all performing secured loans that were discharged through Chapter 7 bankruptcy and not formally reaffirmed were designated as troubled-debt restructurings and written down to the collateral’s fair market value less selling costs while unsecured loans were charged off. As a result of this guidance, the provision for loan and lease losses and the net loan charge-offs both increased $45 million for the third quarter of 2012. The net carrying amount of these secured loans, $38 million, was classified as TDRs and included in nonperforming loans at September 30, 2012.

Despite the Chapter 7 loans discussed above, nonperforming assets continued to decrease during the third quarter of 2012, representing the twelfth consecutive quarterly decline.

During the first nine months of 2012, we originated approximately $27.6 billion in new or renewed lending commitments to consumers and businesses, an increase of $1.5 billion from the same period one year ago.

Our capital ratios remain strong. Our tangible common equity, Tier 1 common equity and Tier 1 risk-based capital ratios at September 30, 2012, are 10.39%, 11.30%, and 12.10%, respectively, compared to 9.82%, 11.28%, and 13.49%, respectively, at September 30, 2011. In addition to leveraging our strong capital position through recent acquisitions, we have continued to return capital to our shareholders by repurchasing stock and by maintaining our dividend. In the third quarter, we repurchased 9.6 million common shares at an average cost of $8.36 per share and redeemed $707 million in trust preferred securities. Additionally, we estimate that our Basel III Tier 1 common equity ratio under the Federal Reserve’s NPR as of September 30, 2012 at 10.41%, which we believe will place us in a strong capital position relative to our peers on this measure.

Figure 6 shows our continuing and discontinued operating results for the current, past and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 6. Results of Operations

	Three months ended			Nine months ended
in millions, except per share amounts	9-30-12	6-30-12	9-30-11	9-30-12	9-30-11

Summary of operations
Income (loss) from continuing operations attributable to Key	$219	$226	$234	$650	$757
Income (loss) from discontinued operations, net of taxes (a)	—	10	(17)	5	(37)

Net income (loss) attributable to Key	$219	$236	$217	$655	$720

Income (loss) from continuing operations attributable to Key	$219	$226	$234	$650	$757
Less: Dividends on Series A Preferred Stock	5	5	5	16	17
Cash dividends on Series B Preferred Stock	—	—	—	—	31
Amortization of discount on Series B Preferred Stock (b)	—	—	—	—	53

Income (loss) from continuing operations attributable to Key common shareholders	214	221	229	634	656
Income (loss) from discontinued operations, net of taxes (a)	—	10	(17)	5	(37)

Net income (loss) attributable to Key common shareholders	$214	$231	$212	$639	$619

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.23	$.24	$.67	$.71
Income (loss) from discontinued operations, net of taxes (a)	—	.01	(.02)	.01	(.04)

Net income (loss) attributable to Key common shareholders (c)	$.23	$.24	$.22	$.67	$.67

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of these decisions, we have accounted for these businesses as discontinued operations. The income (loss) from discontinued operations for the periods presented was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	Includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(c)	EPS may not foot due to rounding.

Figure 7 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity” and “Tier 1 common equity.” Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations; this measure is considered to be a non-GAAP financial measure. Since analysts and banking regulators may assess our capital adequacy using tangible common equity and Tier 1 common equity, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 7 also reconciles the GAAP performance measures to the corresponding non-GAAP measures.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Beginning in early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 risk-based capital known as Tier 1 common equity, a non-GAAP financial measure. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. This increased focus on Tier 1 common equity is also present in the Basel Committee’s final Basel III framework for strengthening international capital and liquidity regulation, which U.S. regulators have recently proposed to implement in the near future. The enactment of the Dodd-Frank Act also changes the regulatory capital standards that apply to BHCs by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities as Tier 1 eligible capital. This three year phase-out period, which commences January 1, 2013, will ultimately result in our trust preferred securities being treated only as Tier 2 capital. The Supervision and Regulation section of this report contains information about the Basel III NPR, which provides for this three year phase-out period.

The table also shows the computation for pre-provision net revenue, which is not formally defined by GAAP. Management believes that eliminating the effects of the provision for loan and lease losses makes it easier to analyze our results by presenting them on a more comparable basis.

The cash efficiency ratio performance measure removes the impact of our intangible asset amortization from the calculation. Management believes this ratio provides greater consistency and comparability between our results and those of our peer banks. Additionally, this ratio is used by analysts and investors to assist in the development of their earnings forecasts and peer bank analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.

Figure 7. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions	9-30-12	6-30-12	9-30-11

Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$10,251	$10,155	$9,901
Less: Intangible assets (a)	1,031	932	935
Preferred Stock, Series A	291	291	291

Tangible common equity (non-GAAP)	$8,929	$8,932	$8,675

Total assets (GAAP)	$86,950	$86,523	$89,262
Less: Intangible assets	1,031	932	935

Tangible assets (non-GAAP)	$85,919	$85,591	$88,327

Tangible common equity to tangible assets ratio (non-GAAP)	10.39%	10.44%	9.82%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	$10,251	$10,155	$9,901
Qualifying capital securities	339	339	1,377
Less: Goodwill	979	917	917
Accumulated other comprehensive income (loss) (b)	(109)	(109)	88
Other assets (c)	121	71	72

Total Tier 1 capital (regulatory)	9,599	9,615	10,201
Less: Qualifying capital securities	339	339	1,377
Preferred Stock, Series A	291	291	291

Total Tier 1 common equity (non-GAAP) (d)	$8,969	$8,985	$8,533

Net risk-weighted assets (regulatory) (c)	$79,363	$77,236	$75,643

Tier 1 common equity ratio (non-GAAP) (d)	11.30%	11.63%	11.28%

Pre-provision net revenue
Net interest income (GAAP)	$572	$538	$549
Plus: Taxable-equivalent adjustment	6	6	6
Noninterest income	544	485	483
Less: Noninterest expense	734	714	692

Pre-provision net revenue from continuing operations (non-GAAP)	$388	$315	$346

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,222	$10,100	$9,831
Less: Intangible assets (average) (a)	1,026	931	935
Preferred Stock, Series A (average)	291	291	291
Average tangible common equity (non-GAAP)	$8,905	$8,878	$8,605

Return on average tangible common equity from continuing operations
Income (loss) from continuing operations attributable to Key common shareholder	$214	$221	$229
Average tangible common equity (non-GAAP)	8,905	8,878	8,605

Return on average tangible common equity from continuing operations (non-GAAP)	9.56%	10.01%	10.56%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders	$214	$231	$212
Average tangible common equity (non-GAAP)	8,905	8,878	8,605

Return on average tangible common equity consolidated (non-GAAP)	9.56%	10.46%	9.77%

Cash efficiency ratio
Noninterest expense (GAAP)	$734	$714	$692
Less: Intangible asset amortization on credit cards	6	—	—
Other intangible asset amortization	3	1	1

Adjusted noninterest expense (non-GAAP)	$725	$713	$691

Net interest income (GAAP)	$572	$538	$549
Plus: Taxable-equivalent adjustment	6	6	6
Noninterest income	544	485	483

Total taxable-equivalent revenue (non-GAAP)	$1,122	$1,029	$1,038

Cash efficiency ratio (non-GAAP)	64.62%	69.29%	66.57%

Figure 7. GAAP to Non-GAAP Reconciliations, continued

	Three months ended
dollars in millions	9-30-12	6-30-12

Tier 1 common equity under Basel III (estimates)
Tier 1 common equity under Basel I	$8,969	$8,985
Adjustments from Basel I to Basel III:
Cumulative other comprehensive income (e)	(145)	(119)
Deferred tax assets (f)	(72)	(100)

Tier 1 common equity anticipated under Basel III (d)	$8,752	$8,766

Total risk-weighted assets under Basel I	$79,363	$77,236
Adjustments from Basel I to Basel III:
Market risk impact	579	477
Loan commitments less than one year	1,127	1,110
Residential mortgage and home equity loans	1,855	1,324
Other	1,119	—

Total risk-weighted assets under Basel III (g)	$84,043	$80,147

Tier 1 common equity ratio under Basel III (d)	10.41%	10.94%

	Nine months ended
dollars in millions	9-30-12	9-30-11

Average tangible common equity

Average Key shareholders’ equity	$10,105	$10,197
Less: Intangible assets (average) (a)	964	936
Preferred Stock, Series B (average)	—	789
Preferred Stock, Series A (average)	291	291

Average tangible common equity (non-GAAP)	$8,850	$8,181

Return on average tangible common equity from continuing operations
Income (loss) from continuing operations attributable to Key common shareholders	$634	$656
Average tangible common equity (non-GAAP)	8,850	8,181

Return on average tangible common equity from continuing operations (non-GAAP)	9.57%	10.72%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders	$639	$619
Average tangible common equity (non-GAAP)	8,850	8,181

Return on average tangible common equity consolidated (non-GAAP)	9.64%	10.12%

Cash efficiency ratio
Noninterest expense (GAAP)	$2,151	$2,073
Less: Intangible asset amortization on credit cards	6	—
Other intangible asset amortization	5	3

Adjusted noninterest expense (non-GAAP)	$2,140	$2,070

Net interest income (GAAP)	1,663	1,710
Plus: Taxable-equivalent adjustment	18	19
Noninterest income	1,501	1,394

Total taxable-equivalent revenue (non-GAAP)	$3,182	$3,123

Cash efficiency ratio (non-GAAP)	67.25%	66.28%

(a)	Three months ended September 30, 2012 excludes $130 million of period end and $86 million of average ending purchased credit card receivable intangible assets that are not fully excludable for capital purposes. Nine months ended September 30, 2012 excludes $29 million of average ending purchased credit card receivable intangible assets that are not fully excludable for capital purposes.

(b)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(c)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at September 30, 2012, June 30, 2012 and September 30, 2011.

(d)	Tier 1 common equity is a non-generally accepted accounting principle (GAAP) financial measure that is used by investors, analysis and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses.

(e)	Includes AFS mark-to-market, cash flow hedges on items recognized at fair value on the balance sheet, and defined benefit pension liability.

(f)	Deferred tax asset subject to future taxable income for realization, primarily tax credit carryforwards.

(g)	The amount of regulatory capital and risk-weighted assets estimated under Basel III (as fully phased-in on January 1, 2019) is based upon the federal banking agencies’ NPR, which implement Basel III and the Standardized Approach.

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

Figure 8 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin is calculated by dividing annualized taxable-equivalent net interest income by average earning assets.

Taxable-equivalent net interest income was $578 million for the third quarter of 2012, and the net interest margin was 3.23%. These results compare to taxable-equivalent net interest income of $555 million and a net interest margin of 3.09% for the third quarter of 2011. The increase in net interest income and the net interest margin was primarily a result of a change in funding mix from the redemption of certain trust preferred securities and the continued maturity of higher-costing certificates of deposit and long-term debt during the third quarter of 2012. This funding was replaced with lower-cost deposits obtained through our branch acquisition, and an overall increase in demand deposits. The improvement in net interest income and the net interest margin was partially offset by a $13 million reduction to net interest income from the write-off of capitalized loan origination costs due to the early termination of leveraged leases, resulting in a seven basis point decline in the net interest margin for the third quarter of 2012.

Compared to the second quarter of 2012, taxable-equivalent net interest income increased by $34 million, and the net interest margin improved by 17 basis points. The improvement was driven largely by lower funding costs, the redemption of trust preferred securities, the maturity of long-term debt in both the second and third quarters of 2012, and the maturity of higher rate certificates of deposit. The favorable impact of our credit card portfolio acquisition in the third quarter was largely offset by lower reinvestment yields on investment securities and other loans. The write-off of fees and capitalized loan origination costs from the early termination of leveraged leases was $13 million in both the second and third quarters of 2012.

Average earning assets for the third quarter of 2012, totaled $71.8 billion, compared to $72.3 billion for the third quarter of 2011. This slight decline was primarily due to decreases in our average available-for-sale securities, other investments and consumer other loans offset by increases in our average held-to-maturity securities, average commercial loans, home equity loans due and credit card loans.

As shown in Figure 8, the yield was impacted by the credit card acquisition and early termination of leveraged leases, which resulted in the write off of $13 million of capitalized loan origination costs.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	Third Quarter 2012					Second Quarter 2012
dollars in millions	Average Balance		Interest	(a)	Yield/ Rate (a)	Average Balance	Interest	(a)	Yield/ Rate (a)

ASSETS
Loans (b), (c)

Commercial, financial and agricultural	$21,473	(h)	$203		3.76%	$20,606	$196		3.82%
Real estate — commercial mortgage	7,463		83		4.40	7,613	85		4.50
Real estate — construction	1,116		12		4.55	1,216	14		4.64
Commercial lease financing	5,026		39		3.13	5,226	45		3.45

Total commercial loans	35,078		337		3.83	34,661	340		3.94
Real estate — residential mortgage	2,092		25		4.80	1,990	24		4.91
Home equity:
Key Community Bank	9,734		99		4.02	9,359	94		4.04
Other	468		9		7.73	493	9		7.66

Total home equity loans	10,202		108		4.19	9,852	103		4.23
Consumer other — Key Community Bank	1,297		32		9.65	1,247	29		9.20
Credit Card	432		17		15.38	—	—		—
Consumer other:
Marine	1,493		22		6.28	1,595	26		6.29
Other	101		3		8.02	101	2		8.49

Total consumer other	1,594		25		6.39	1,696	28		6.42

Total consumer loans	15,617		207		5.26	14,785	184		4.99

Total loans	50,695		544		4.27	49,446	524		4.26
Loans held for sale	532		5		3.28	585	5		3.43
Securities available for sale (b), (e)	12,608		94		3.07	13,865	105		3.13
Held-to-maturity securities (b)	4,251		21		1.94	3,493	17		1.98
Trading account assets	693		4		2.10	768	5		3.01
Short-term investments	1,868		1		.24	2,608	2		.29
Other investments (e)	1,134		8		3.08	1,177	10		3.21

Total earning assets	71,781		677		3.78	71,942	668		3.74
Allowance for loan and lease losses	(883)					(928)
Accrued income and other assets	9,957					9,906
Discontinued assets — education lending business	5,421					5,633

Total assets	$86,276					$86,553

LIABILITIES
NOW and money market deposit accounts	$30,176		14		.19	$29,106	13		.18
Savings deposits	2,378		1		.06	2,085	—		.03
Certificates of deposit ($100,000 or more) (f)	3,420		22		2.53	3,858	27		2.85
Other time deposits	5,158		23		1.76	5,645	30		2.13
Deposits in foreign office	666		—		.21	759	1		.24

Total interest-bearing deposits	41,798		60		.57	41,453	71		.69
Federal funds purchased and securities sold under repurchase agreements	1,822		1		.17	1,880	1		.20
Bank notes and other short-term borrowings	390		1		1.53	468	2		1.80
Long-term debt (f), (g)	3,793		37		4.43	5,463	50		4.01

Total interest-bearing liabilities	47,803		99		0.83	49,264	124		1.02
Noninterest-bearing deposits	20,878					19,610
Accrued expense and other liabilities	1,928					1,927
Discontinued liabilities — education lending business (d), (g)	5,421					5,633

Total liabilities	76,030					76,434
EQUITY
Key shareholders’ equity	10,222					10,100
Noncontrolling interests	24					19

Total equity	10,246					10,119

Total liabilities and equity	$86,276					$86,553

Interest rate spread (TE)					2.95%				2.72%

Net interest income (TE) and net interest margin (TE)			578		3.23%		544		3.06%

TE adjustment (b)			6				6

Net interest income, GAAP basis			$572				$538

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (d) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

First Quarter 2012				Fourth Quarter 2011				Third Quarter 2011
Average Balance	Interest	(a)	Yield/ Rate (a)	Average Balance	Interest	(a)	Yield/ Rate (a)	Average Balance	Interest	(a)	Yield/ Rate (a)

$20,031	$198		3.99%	$18,590	$183		3.90%	$17,381	$175		3.98%
7,993	89		4.48	8,090	92		4.48	7,978	89		4.47
1,284	16		4.86	1,380	16		4.68	1,545	18		4.46
5,453	54		3.94	5,715	65		4.58	6,045	72		4.80

34,761	357		4.12	33,775	356		4.19	32,949	354		4.27
1,950	25		5.04	1,918	24		5.15	1,853	25		5.23

9,173	93		4.08	9,280	96		4.10	9,388	97		4.12
521	10		7.68	553	11		7.68	582	11		7.69

9,694	103		4.27	9,833	107		4.30	9,970	108		4.33
1,193	28		9.61	1,191	30		9.62	1,169	28		9.60
—	—		—	—	—		—	—	—		—

1,714	27		6.28	1,820	29		6.35	1,928	30		6.29
118	2		7.79	127	2		7.87	139	3		7.89

1,832	29		6.38	1,947	31		6.44	2,067	33		6.40

14,669	185		5.07	14,889	192		5.12	15,059	194		5.14

49,430	542		4.41	48,664	548		4.47	48,008	548		4.54
581	5		3.62	440	4		3.36	341	3		3.75
15,259	116		3.15	16,790	128		3.16	18,165	141		3.16
2,251	12		2.08	1,648	9		2.12	354	2		2.59
808	6		2.72	736	5		2.72	869	5		2.45
1,898	1		.29	2,929	1		.26	3,348	3		.25
1,169	8		2.78	1,181	9		2.98	1,190	9		2.94

71,396	690		3.91	72,388	704		3.90	72,275	711		3.93
(968)				(1,057)				(1,176)
10,038				9,942				10,360
5,757				5,912				6,079

$86,223				$87,185				$87,538

$28,328	15		.21	$27,722	15		.22	$26,917	18		.26
1,997	—		.06	1,964	—		.06	1,980	—		.06
4,036	29		2.91	4,275	32		2.97	4,762	36		3.03
6,035	33		2.19	6,505	37		2.24	6,942	40		2.28
769	—		.25	650	1		.25	675	1		.28

41,165	77		.76	41,116	85		.82	41,276	95		.91

1,850	1		.21	1,747	1		.25	1,724	1		.28
490	2		1.53	471	2		1.87	598	3		1.85
6,161	51		3.61	7,020	53		3.21	7,777	57		3.14

49,666	131		1.07	50,354	141		1.12	51,375	156		1.21
18,466				18,464				17,624
2,325				2,496				2,612
5,757				5,912				6,079

76,214				77,226				77,690

9,992				9,943				9,831
17				16				17

10,009				9,959				9,848

$86,223				$87,185				$87,538

			2.84%				2.78%				2.72%

	559		3.16%		563		3.13%		555		3.09%

	6				6				6

	$553				$557				$549

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

(h)	Commercial, financial, and agricultural average balance includes $54 million of assets from commercial credit cards.

Figure 9 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 9. Components of Net Interest Income Changes from Continuing Operations

	From three months ended September 30, 2011 to three months ended September 30, 2012				From nine months ended September 30, 2011 to nine months ended September 30, 2012
in millions	Average Volume	Yield/ Rate	Net Change	(a)	Average Volume	Yield/ Rate	Net Change	(a)

INTEREST INCOME
Loans	$30	$(34)	$(4)		$43	$(115)	$(72)
Loans held for sale	2	—	2		5	—	5
Securities available for sale	(42)	(5)	(47)		(126)	(15)	(141)
Held-to-maturity securities	19	—	19		48	(1)	47
Trading account assets	(1)	—	(1)		(4)	(2)	(6)
Short-term investments	(1)	(1)	(2)		(1)	—	(1)
Other investments	—	(1)	(1)		(3)	(4)	(7)

Total interest income (TE)	7	(41)	(34)		(38)	(137)	(175)

INTEREST EXPENSE
NOW and money market deposit accounts	2	(6)	(4)		5	(19)	(14)
Savings deposits	—	1	1		—	—	—
Certificates of deposit ($100,000 or more)	(9)	(5)	(14)		(29)	(10)	(39)
Other time deposits	(9)	(8)	(17)		(29)	(14)	(43)
Deposits in foreign office	—	(1)	(1)		—	(1)	(1)

Total interest-bearing deposits	(16)	(19)	(35)		(53)	(44)	(97)
Federal funds purchased and securities sold under repurchase agreements	—	—	—		—	(1)	(1)
Bank notes and other short-term borrowings	(1)	(1)	(2)		(3)	(1)	(4)
Long-term debt	(35)	15	(20)		(56)	31	(25)

Total interest expense	(52)	(5)	(57)		(112)	(15)	(127)

Net interest income (TE)	$59	$(36)	$23		$74	$(122)	$(48)

(a)  The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

Our noninterest income was $544 million for the third quarter of 2012, compared to $483 million for the year-ago quarter, an increase of $61 million, or 12.6%. Gains on leased equipment increased $39 million due primarily to early terminations in the leverage lease portfolio, net gains from loan sales increased by $21 million, investment banking and capital markets income increased by $13 million due primarily to increased equity originations income, other income increased $48 million due primarily to an increase in gains on the redemption of trust preferred securities as well as increases in various other items. These increases were partially offset by a $13 million decrease in operating lease income, a $15 million decline in electronic banking fees as a result of government pricing controls on debit transactions that went into effect on October 1, 2011, and a $23 million decrease from principal investing (including results attributable to noncontrolling interests).

For the nine months ended September 30, 2012, noninterest income increased $107 million, or 7.7%, from the same period one year ago. Gains on leased equipment increased $93 million due primarily to early terminations in the leveraged lease portfolio, net gains from loan sales increased $45 million, and other income increased $71 million due primarily to an increase in gains on the redemption of trust preferred securities. These increases were partially offset by a $38 million decrease in operating lease income, and a $42 million decline in electronic banking fees as a result of government pricing controls on debit transactions that went into effect on October 1, 2011 as well as a $13 million decrease in trust and investment services income and a $16 million decrease from principal investing (including results attributable to noncontrolling interests).

Figure 10. Noninterest Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Trust and investment services income	$106	$107	$(1)	(.9)%	$317	$330	$(13)	(3.9)%
Service charges on deposit accounts	74	74	—	—	212	211	1	.5
Operating lease income	17	30	(13)	(43.3)	59	97	(38)	(39.2)
Letter of credit and loan fees	52	55	(3)	(5.5)	162	157	5	3.2
Corporate-owned life insurance income	26	31	(5)	(16.1)	86	86	—	—
Net securities gains (losses)	—	—	—	—	—	1	(1)	N/M
Electronic banking fees	18	33	(15)	(45.5)	54	96	(42)	(43.8)
Gains on leased equipment	46	7	39	557.1	109	16	93	581.3
Insurance income	13	13	—	—	36	42	(6)	(14.3)
Net gains (losses) from loan sales	39	18	21	116.7	93	48	45	93.8
Net gains (losses) from principal investing	11	34	(23)	(67.6)	70	86	(16)	(18.6)
Investment banking and capital markets income	38	25	13	52.0	118	110	8	7.3
Other income	104	56	48	85.7	185	114	71	62.3

Total noninterest income	$544	$483	$61	12.6%	$1,501	$1,394	$107	7.7%

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 11. During the third quarter of 2012, income generated by these services remained essentially flat. For the nine months ended September 30, 2012, trust and investment services income decreased $13 million as compared to the same period one year ago due primarily to lower income from institutional asset management and custody fees.

Figure 11. Trust and Investment Services Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Brokerage commissions and fee income	$34	$34	—	—	$102	$99	$3	3.0%
Personal asset management and custody fees	41	37	$4	10.8%	119	115	4	3.5
Institutional asset management and custody fees	31	36	(5)	(13.9)	96	116	(20)	(17.2)

Total trust and investment services income	$106	$107	$(1)	(.9)%	$317	$330	$(13)	(3.9)%

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2012, our bank, trust and registered investment advisory subsidiaries had assets under management of $49.7 billion, compared to $51.6 billion at September 30, 2011. As shown in Figure 12, the decrease was primarily attributable to reductions in the securities lending and money market portfolios, partially offset from growth in equity and fixed income assets under management. The previously announced plan to liquidate the Victory Money Market Mutual Funds was completed in late April 2012. The assets in these funds were transferred back to Key in the form of non-time deposits, alternative investments, other Money Market Mutual Funds, or the assets were transferred back to the clients. Our securities lending business has been declining due to our de-emphasis of this business resulting in lower transaction volumes, client departures, and fewer assets under management. The liquidation of our portfolio of hedge funds is attributable to our second quarter 2009 decision to wind down the operations of Austin (results included in discontinued operations).

Figure 12. Assets Under Management

	2012			2011
in millions	Third	Second	First	Fourth	Third

Assets under management by investment type:
Equity	$30,692	$30,366	$33,306	$30,086	$29,176
Securities lending	3,900	4,292	4,640	4,950	5,622
Fixed income	12,270	11,814	11,561	10,684	10,359
Money market	2,808	2,677	3,126	5,850	6,231
Hedge funds(a)	—	—	—	162	196

Total	$49,670	$49,149	$52,633	$51,732	$51,584

Proprietary mutual funds included in assets under management:
Money market	—	—	$514	$3,503	$3,936
Equity	$5,848	$5,692	6,339	6,014	5,870
Fixed income	1,831	1,736	1,524	1,096	1,219

Total	$7,679	$7,428	$8,377	$10,613	$11,025

(a)	Hedge funds are related to the discontinued operations of Austin.

Operating lease income

Operating lease income decreased $13 million, or 43.3%, for the third quarter of 2012 and decreased $38 million, or 39.2%, for the nine months ended September 30, 2012 in our Equipment Finance line of business due to product run-off. Accordingly, as shown in Figure 14, operating lease expense also declined.

Investment banking and capital markets income (loss)

As shown in Figure 13, income from investment banking and capital markets activities increased $13 million, or 52.0%, from the year ago quarter and $8 million, or 7.3%, from the nine-month period ended one year ago.

Investment banking income doubled compared to the year ago quarter due primarily to equity origination income, while it increased $10 million, or 14.9%, when compared to the nine-month period ended one year ago, due primarily to advisory fees.

Income from other investments decreased by $4 million from the year-ago quarter and decreased $7 million from the nine-month period ended one year ago due to fluctuations in asset sales made by our Funds Management Group.

Dealer trading and derivatives income increased $3 million from the year-ago quarter and increased $9 million from the nine-month period ended one year ago. The increase associated with proprietary activities is due primarily to volatility in fixed income sales, while the decrease in nonproprietary activities reflects volatility in fixed income trading as well as an increase in the provision for losses related to customer derivatives.

Foreign exchange income decreased by $2 million from the year-ago quarter and decreased $4 million from the nine-month period ended one year ago due to lower transaction volume.

Figure 13. Investment Banking and Capital Markets Income (Loss)

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Investment banking income	$32	$16	$16	100.0%	$77	$67	$10	14.9%
Income (loss) from other investments	2	6	(4)	(66.7)	11	18	(7)	(38.9)
Dealer trading and derivatives income (loss), proprietary (a), (b)	4	(10)	14	N/M	(1)	(18)	17	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	(9)	2	(11)	N/M	3	11	(8)	(72.7)

Total dealer trading and derivatives income (loss)	(5)	(8)	3	N/M	2	(7)	9	N/M
Foreign exchange income (loss)	9	11	(2)	(18.2)	28	32	(4)	(12.5)

Total investment banking and capital markets income	$38	$25	$13	52.0%	$118	$110	$8	7.3%

(a)	For the quarters ended September 30, 2012 and September 30, 2011, fixed income and equity securities trading comprised the vast majority of this amount. For the quarter ended September 30, 2012, income related to foreign exchange and interest rate derivative trading was less than $1 million and was offset by losses from Key’s credit portfolio management activities. For the quarter ended September 30, 2011, income related to foreign exchange and interest rate derivative trading was less than $2 million and was offset by losses from Key’s credit portfolio management activities.

(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon the proposed rulemaking under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule and the rules proposed thereunder are not yet final. Therefore, the ultimate impact of the rules proposed under the Volcker Rule is not yet known.

Other income

Other income increased $48 million, or 85.7%, from the year-ago quarter and increased $71 million, or 62.3%, from the nine-month period ended one year ago due primarily to a $41 million increase in gains during the third quarter 2012, from the redemption of trust preferred securities as well as increases in various other items.

Noninterest expense

As shown in Figure 14, noninterest expense was $734 million for the third quarter of 2012, compared to $692 million for the year-ago quarter representing an increase of $42 million or 6.1%. The amount of this increase attributable to our acquisition of 37 branches in Western New York and our acquired credit card portfolio is $26 million spread across several expense categories. Increases in personnel expense of $29 million and other expense of $14 million were partially offset by a $10 million decrease in operating lease expense and a $7 million decrease in the provision (credit) for losses on lending-related commitments. Included in the current quarter is amortization of the intangible assets related to the credit card portfolio acquisition of $6 million and acquisition of 37 branches in Western New York of $2 million.

For the nine months ended September 30, 2012 noninterest expense increased $78 million, or 3.8%, compared to the same period a year ago. The amount of this increase attributable to our acquisition of 37 branches in Western New York and our acquired credit card portfolio is $30 million spread across several expense categories. Increases in personnel expense of $52 million, the provision (credit) for losses on lending-related comments of $15 million, and other expense of $25 million were partially offset by a $31 million decline in operating lease expense and a $22 million decrease in FDIC assessments. Business services and professional fees also increased $9 million, partially related to the company-wide efficiency initiatives. Marketing expense was $12 million higher partially due to the spring home equity loan campaign and the branch acquisition. Included in the nine months ended September 30, 2012 is amortization of the intangible asset related to the credit card portfolio acquisition of $6 million and acquisition of 37 branches in Western New York of $2 million.

Figure 14. Noninterest Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Personnel	$411	$382	$29	7.6%	$1,185	$1,133	$52	4.6%
Net occupancy	65	65	—	—	191	192	(1)	(.5)
Operating lease expense	13	23	(10)	(43.5)	45	76	(31)	(40.8)
Computer processing	43	40	3	7.5	127	124	3	2.4
Business services and professional fees	49	47	2	4.3	138	129	9	7.0
FDIC assessment	7	7	—	—	23	45	(22)	(48.9)
OREO expense, net	1	1	—	—	14	8	6	75.0
Equipment	27	26	1	3.8	80	78	2	2.6
Marketing	18	16	2	12.5	48	36	12	33.3
Provision (credit) for losses on lending-related commitments	(8)	(1)	(7)	N/M	(2)	(17)	15	N/M
Intangible asset amortization on credit cards	6	—	6	N/M	6	—	6	N/M
Other intangible asset amortization	3	1	2	200.0	5	3	2	66.7
Other expense	99	85	14	16.5	291	266	25	9.4

Total noninterest expense	$734	692	$42	6.1%	$2,151	$2,073	$78	3.8%

Average full-time equivalent employees(a)	15,833	15,490	343	2.2%	15,565	15,381	184	1.2%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 15, personnel expense, the largest category of our noninterest expense, increased by $29 million, or 7.6%, when compared to the year-ago quarter and increased $52 million, or 4.6%, for the nine months ended September 30, 2012, compared to the same period a year ago due primarily to increased hiring of client-facing personnel, annual merit increases, our acquisition of 37 branches in Western New York, and higher levels of contract labor on technology initiatives. Incentive compensation increased $11 million, or 14.1%, when compared to the year-ago quarter, yet remained essentially flat for the nine months ended September 30, 2012, compared to the same period a year ago. A $6 million increase in stock-based compensation essentially offset a $5 million decrease in severance for the nine months ended September 30, 2012, compared to the same period a year ago.

Figure 15. Personnel Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Salaries	$251	$233	$18	7.7%	$732	$685	$47	6.9%
Incentive compensation	89	78	11	14.1	226	224	2	.9
Employee benefits	55	54	1	1.9	176	174	2	1.1
Stock-based compensation	11	11	—	—	38	32	6	18.8
Severance	5	6	(1)	(16.7)	13	18	(5)	(27.8)

Total personnel expense	$411	$382	$29	7.6%	$1,185	$1,133	$52	4.6%

Operating lease expense

The $10 million decrease in operating lease expense compared to the year-ago quarter and the $31 million decrease in the first nine months of 2012 compared to the same period a year ago is attributable to product run-off. Income related to the rental of leased equipment is presented in Figure 10 as “operating lease income.”

FDIC Assessment

FDIC insurance remained unchanged compared to the year-ago quarter and decreased $22 million in the first nine months of 2012 as compared to the same period a year ago, as a result of the change in the calculation method for deposit insurance assessments as discussed in the “Deposits and other sources of funds” section under the “The Dodd-Frank Act reform of deposit insurance” heading on page 70 of our 2011 Annual Report on Form 10-K.

Other expense

Other expense is comprised of various miscellaneous expense items. The $14 million increase in the current quarter compared to the year-ago quarter and the $25 million increase in the nine months ended September  30, 2012, compared to the same period a year ago reflect fluctuations in several of those line items.

Income taxes

We recorded tax expense from continuing operations of $52 million for the third quarter of 2012, $57 million for the second quarter of 2012 and $95 million for the third quarter of 2011. For the first nine months of 2012, we recorded tax expense from continuing operations of $184 million, compared to tax expense of $300 million for the same period last year.

Our federal tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects and make periodic adjustments to our tax reserves. In addition, during the third quarter and the first nine months of 2012, our effective tax rate was lower due to the early termination of certain leveraged leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

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

Figure 16 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and nine-month periods ended September 30, 2012 and 2011.

Figure 16. Major Business Segments - Taxable-Equivalent (TE) Revenue from Continuing Operations and Income

(Loss) from Continuing Operations Attributable to Key

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$576	$565	$11	1.9%	$1,642	$1,689	$(47)	(2.8)%
Key Corporate Bank	392	369	23	6.2	1,185	1,165	20	1.7
Other Segments	160	103	57	55.3	363	264	99	37.5

Total Segments	1,128	1,037	91	8.8	3,190	3,118	72	2.3
Reconciling Items	(6)	1	(7)	N/M	(8)	5	(13)	N/M

Total	$1,122	$1,038	$84	8.1%	$3,182	$3,123	$59	1.9%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$(23)	$57	$(80)	N/M	$75	$172	$(97)	(56.4)%
Key Corporate Bank	118	123	(5)	(4.1)%	323	412	(89)	(21.6)
Other Segments	102	52	50	96.2	202	151	51	33.8

Total Segments	197	232	(35)	(15.1)	600	735	(135)	(18.4)
Reconciling Items	22	2	20	N/M	50	22	28	127.3

Total	$219	$234	$(15)	(6.4)%	$650	$757	$(107)	(14.1)%

Key Community Bank summary of operations

•	Five consecutive quarters of average loan growth
•	Acquisition of 37 branches and credit card portfolio added $696 million to average loans during the third quarter
•	Continued migration to lower-cost deposits
•	Net loan charge-offs increased to 1.30% of average loans primarily due to the application of recently updated regulatory guidance related to the debts discharged through Chapter 7 bankruptcy

As shown in Figure 17, Key Community Bank recorded a net loss attributable to Key of $23 million for the third quarter of 2012, compared to net income attributable to Key of $57 million for the year-ago quarter. The net loss for the third quarter of 2012 is attributable to additional provision expense for loan and lease losses related to the acquisitions completed and implementing the updated regulatory guidance on debts discharged through Chapter 7 bankruptcy.

Taxable-equivalent net interest income declined by $6 million, or 1.6%, from the third quarter of 2011. Average loans and leases grew 8.1% while average deposits increased 3.9% from one year ago. The branch and credit card portfolio acquisitions contributed $26 million to net interest income, $696 million to average loans and leases, and $1.6 billion to deposits. Given the prolonged low-rate environment, the value derived from deposits was less in the current period compared to the same period one year ago.

Noninterest income increased by $17 million, or 8.8%, from the year-ago quarter. Credit card fees and trust and investment services income each increased $6 million primarily due to the credit card portfolio and branch acquisitions. Miscellaneous income also increased $15 million primarily due to gains realized on the sale of certain tax credits. Net gains (losses) from loan sales were also $4 million higher. These increases in noninterest income were partially offset by a $15 million decline in electronic banking fees resulting from government pricing controls on debit transactions that went into effect October 1, 2011.

The provision for loan and lease losses increased by $81 million, or 207.7%, compared to the third quarter of 2011. The application of recently updated regulatory guidance related to debts discharged through Chapter 7 bankruptcy increased the provision $45 million, and the acquisition of the credit card portfolio and the loans associated with the branch acquisition increased the provision $32 million. Net loan charge-offs were $93 million for the third quarter of 2012, up $33 million from the same period one year ago, primarily due to the application of recently updated regulatory guidance discussed above.

Noninterest expense increased by $55 million, or 12%, from the year-ago quarter. Key’s third quarter 2012 branch and credit card portfolio acquisitions contributed $26 million to the increase in noninterest expense spread across several expense categories. Personnel expense was $13 million higher than one year ago. Amortization of the intangible assets associated with the third quarter 2012 acquisitions of the previously discussed credit card portfolio and the branches and internally-allocated support costs each increased $8 million, and other miscellaneous expenses also increased $21 million from the same period one year ago.

Figure 17. Key Community Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$365	$371	$(6)	(1.6)%	$1,066	$1,123	$(57)	(5.1)%
Noninterest income	211	194	17	8.8	576	566	10	1.8

Total revenue (TE)	576	565	11	1.9	1,642	1,689	(47)	(2.8)
Provision (credit) for loan and lease losses	120	39	81	207.7	133	130	3	2.3
Noninterest expense	512	457	55	12.0	1,446	1,350	96	7.1

Income (loss) before income taxes (TE)	(56)	69	(125)	N/M	63	209	(146)	(69.9)
Allocated income taxes (benefit) and TE adjustments	(33)	12	(45)	N/M	(12)	37	(49)	N/M

Net income (loss) attributable to Key	$(23)	$57	$(80)	N/M	$75	$172	$(97)	(56.4)%

AVERAGE BALANCES
Loans and leases	$28,386	$26,270	$2,116	8.1%	$27,352	$26,275	$1,077	4.1%
Total assets	32,136	29,681	2,455	8.3	30,993	29,703	1,290	4.3
Deposits	49,537	47,672	1,865	3.9	48,523	47,831	692	1.4

Assets under management at period end	$21,988	$17,195	$4,793	27.9%	$21,988	$17,195	$4,793	27.9%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

NONINTEREST INCOME
Trust and investment services income	$51	$45	$6	13.3%	$146	$137	$9	6.6%
Services charges on deposit accounts	62	62	—	—	178	175	3	1.7
Electronic banking fees	18	33	(15)	(45.5)	54	96	(42)	(43.8)
Other noninterest income	80	54	26	48.1	198	158	40	25.3

Total noninterest income	$211	$194	$17	8.8%	$576	$566	$10	1.8%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$25,072	$21,967	$3,105	14.1%	$24,055	$21,773	$2,282	10.5%
Savings deposits	2,373	1,971	402	20.4	2,148	1,949	199	10.2
Certificates of deposits ($100,000 or more)	2,941	3,862	(921)	(23.8)	3,220	4,149	(929)	(22.4)
Other time deposits	5,137	6,928	(1,791)	(25.9)	5,595	7,397	(1,802)	(24.4)
Deposits in foreign office	344	336	8	2.4	358	382	(24)	(6.3)
Noninterest-bearing deposits	13,670	12,608	1,062	8.4	13,147	12,181	966	7.9

Total deposits	$49,537	$47,672	$1,865	3.9%	$48,523	$47,831	$692	1.4%

HOME EQUITY LOANS
Average balance	$9,734	$9,388
Weighted-average loan-to-value ratio (at date of origination)	71%	70%
Percent first lien positions	54	53

OTHER DATA
Branches	1,087	1,063
Automated teller machines	1,620	1,584

Key Corporate Bank summary of operations

•	Investment banking and debt placement fees were $82 million, up 18.8% from the second quarter

•	Average loans up 11.2% from the prior year and 1.9% from the prior quarter

•	Average deposits up 22.1% from the prior year and 3.7% from the prior quarter

As shown in Figure 18, Key Corporate Bank recorded net income attributable to Key of $118 million for the third quarter of 2012, compared to net income attributable to Key of $123 million for the same period one year ago.

Taxable-equivalent net interest income increased by $10 million, or 5.8%, compared to the third quarter of 2011. Average earning assets increased $1.8 billion, or 9.7%, from the year-ago quarter, resulting in an increase in earning asset spread of $4 million. Average deposit balances increased $2.3 billion, or 22.1%, from one year ago, resulting in an increase in deposit spread of $6 million.

Noninterest income increased by $13 million, or 6.6%, from the third quarter of 2011. Net gains (losses) from loan sales increased $20 million, and investment banking and capital markets income increased $16 million. These improvements in noninterest income were partially offset by a decrease in operating lease income of $8 million as that portfolio continues to run down. Trust and investment services income also declined $6 million, and other miscellaneous income items decreased $8 million compared to the year-ago quarter.

The provision for loan and lease losses in the third quarter of 2012 was a credit of $3 million compared to a credit of $40 million for the same period one year ago. The portfolio’s asset quality continued to improve for the twelfth consecutive quarter. Net loan charge-offs in the third quarter of 2012 were $8 million compared to $22 million for the same period one year ago.

Noninterest expense decreased by $7 million, or 3.2%, from the third quarter of 2011. The provision (credit) for losses on lending-related commitments was a credit of $6 million compared to a charge of $1 million one year ago. Also contributing to the decline in noninterest expense were decreases in operating lease expense of $7 million and various other miscellaneous expenses of $6 million. These decreases in noninterest expense were partially offset by an increase in personnel expense of $13 million.

Figure 18. Key Corporate Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$182	$172	$10	5.8%	$51	$535	$16	3.0%
Noninterest income	210	197	13	6.6	634	630	4	0.6

Total revenue (TE)	392	369	23	6.2	1,185	1,165	20	1.7
Provision (credit) for loan and lease losses	(3)	(40)	37	N/M	14	(137)	151	N/M
Noninterest expense	209	216	(7)	(3.2)	657	652	5	0.8

Income (loss) before income taxes (TE)	186	193	(7)	(3.6)	514	650	(136)	(20.9)
Allocated income taxes and TE adjustments	68	70	(2)	(2.9)	188	238	(50)	(21.0)

Net income (loss)	118	123	(5)	(4.1)	326	412	(86)	(20.9)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	N/M	3	—	3	N/M

Net income (loss) attributable to Key	$118	$123	$(5)	(4.1)%	$323	$412	$(89)	(21.6)%

AVERAGE BALANCES
Loans and leases	$18,886	$16,986	$1,900	11.2%	$18,668	$17,275	$1,393	8.1%
Loans held for sale	441	273	168	61.5	487	283	204	72.1
Total assets	22,914	21,168	1,746	8.2	22,831	21,459	1,372	6.4
Deposits	12,873	10,544	2,329	22.1	12,281	10,671	1,610	15.1

Assets under management at period end	$27,682	$34,389	$(6,707)	(19.5)%	$27,682	$34,389	$(6,707)	(19.5)%

ADDITIONAL KEY CORPORATE BANK DATA
	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent

NONINTEREST INCOME
Trust and investment services income	$56	$62	$(6)	(9.7)%	$173	$192	$(19)	(9.9)%
Investment banking and debt placement fees	82	44	38	86.4	210	162	48	29.6
Operating lease income and other leasing gains	20	29	(9)	(31.0)	63	86	(23)	(26.7)
Corporate services income	27	31	(4)	(12.9)	90	98	(8)	(8.2)
Other noninterest income	25	31	(6)	(19.4)	98	92	6	6.5

Total noninterest income(a)	$210	$197	$13	6.6%	$634	$630	$4	.6%

(a)	Included in “Trust and investment services income,” “Service charges on deposit accounts,” “Operating lease income,” “Letter of credit and loan fees,” “Investment banking and capital markets income (loss),” “Net gains (losses) from loan sales,” “Gains on leased equipment,” and “Other income” on the consolidated statements of income.

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $102 million for the third quarter of 2012, compared to net income attributable to Key of $52 million for the same period last year. These results were primarily attributable to an increase in other income of $71 million due to a $54 million gain on the redemption of certain trust preferred securities and a $26 million net gain resulting from the early terminations of leveraged leases in the third quarter of 2012 (a $39 million gain on leased equipment less a $13 million charge for the write-off of capitalized loan origination costs). These results were partially offset by a decrease in net gains (losses) from principal investing of $23 million.

Financial Condition

Loans and loans held for sale

At September 30, 2012, total loans outstanding from continuing operations were $51.4 billion, compared to 49.6 billion at December 31, 2011 and $48.2 billion at September 30, 2011. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at September 30, 2012, December 31, 2011, and September 30, 2011, totaled $5.3 billion, $5.8 billion, and $6.0 billion, respectively. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio along with the previously discussed credit card portfolio and branch acquisition. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on pages 116-117 of our 2011 Annual Report on Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $35.5 billion at September 30, 2012, an increase of $2.3 billion, or 7.0%, compared to September  30, 2011.

Commercial, financial and agricultural. Our Commercial, Financial and Agricultural loans, also referred to as “Commercial and Industrial,” represent 42.7% of our total loan portfolio at September 30, 2012, 39.9% at December 31, 2011 and 37% at September 30, 2011 and are the largest component of our total loans. These loans are comprised of fixed and variable rate loans to our large, middle market and small business clients. These period end loans increased $4.1 billion or 23.1% from the same period one year ago. This growth in our commercial and industrial portfolio is primarily attributable to our clients in the manufacturing, technology and healthcare industries. We are experiencing growth in new high credit quality loan commitments, and utilization with clients in our middle market segment, and in our Institutional and Capital Markets business. Additionally, we are increasing loans to real estate investment trust (“REIT”) clients and Institutionally backed CRE Funds. REITs and Institutional CRE Funds effectively enable us to lend to entities that generally have more diverse cash flows, lower debt levels and better access to the capital markets than private owners or developers.

Commercial real estate loans. Our Commercial real estate (“CRE”) lending business is conducted through two primary sources: our 14-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of CRE located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 54.3% of our average year-to-date commercial real estate loans, compared to 55.9% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

CRE loans represent 16.7% of our total loan portfolio at September 30, 2012 compared to 19.5% one year ago. These loans include both owner and nonowner occupied properties which at September 30, 2012 represented 24.2% of our commercial loan portfolio compared to 28.3% one year ago. These loans have decreased $818 million, or 8.7%, to $8.6 billion at September 30, 2012, from $9.4 billion at September 30, 2011. This decrease in our CRE portfolio has resulted from many of our clients taking advantage of historically low long-term interest rates to refinance their loans in the permanent loan market. We have also been de-risking the portfolio by changing our focus from developers to owners of completed and stabilized CRE.

Figure 19 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 19, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As shown in Figure 19, at September 30, 2012, our CRE portfolio included mortgage loans of $7.5 billion and construction loans of $1.1 billion, representing 14.6% and 2.1%, respectively, of our total loans. Nonowner-occupied loans represented 10.7% of our total loans and owner-occupied loans represented 6.0% of our total loans. The average size of mortgage loans originated during the third quarter of 2012 was $2.9 million, and our largest mortgage loan at September 30, 2012, had a balance of $73 million. At September 30, 2012, our average construction loan commitment was $3.8 million. Our largest construction loan commitment was $56.2 million, and our largest construction loan amount outstanding was $41.1 million.

Also shown in Figure 19, at September 30, 2012, 64.2% of our commercial real estate loans were for nonowner-occupied properties compared to 63.8% at September 30, 2011. Approximately 16.3% and 20.9% of these loans were construction loans at September 30, 2012 and 2011, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn, rental rates and occupancy would adversely affect our portfolio of construction loans.

Figure 19. Commercial Real Estate Loans

September 30, 2012	Geographic Region							Percent of		Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	Total	Total	Construction	Mortgage

Nonowner-occupied:
Retail properties	$206	$145	$112	$205	$382	$185	$1,235	14.4%	$181	$1,054
Multifamily properties	208	164	141	369	270	188	1,340	15.6	364	976
Health facilities	158	42	183	251	39	172	845	9.8	51	794
Office buildings	153	16	76	171	41	137	594	6.9	44	550
Warehouses	243	36	22	71	89	89	550	6.4	25	525
Manufacturing facilities	1	—	1	80	88	3	173	2.0	1	172
Hotels/Motels	84	—	23	4	48	14	173	2.0	—	173
Residential properties	16	13	21	51	23	29	153	1.8	100	53
Land and development	20	6	28	8	22	61	145	1.7	127	18
Other	106	1	42	14	85	61	309	3.6	6	303

Total nonowner-occupied	1,195	423	649	1,224	1,087	939	5,517	64.2	899	4,618
Owner-occupied	1,264	39	323	663	113	677	3,079	35.8	168	2,911

Total	$2,459	$462	$972	$1,887	$1,200	$1,616	$8,596	100.0%	$1,067	$7,529

Nonowner-occupied:
Nonperforming loans	$10	$48	$5	$10	$48	$10	$131	N/M	$50	$81
Accruing loans past due 90 days or more	—	—	1	1	12	11	25	N/M	25	—
Accruing loans past due 30 through 89 days	—	—	—	5	—	8	13	N/M	1	12

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
Southwest –	Arizona, Nevada and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont

In the first nine months of 2012, nonperforming loans related to nonowner-occupied properties decreased by $43 million at December 31, 2011 to $131 million at September 30, 2012 and decreased by $37 million in the period from June 30, 2012 to September 30, 2012.

Since September 30, 2011, our nonowner occupied commercial real estate portfolio has been reduced by approximately $494 million, or 8.2%, as many of our clients have taken advantage of opportunities to permanently refinance their loans at historically low interest rates.

If the economic recovery stalls, it may weaken the commercial real estate market fundamentals (i.e., vacancy rates, the stability of rental income and asset values), leading to reduced cash flow to support debt service payments. Reduced client cash flow would adversely affect our ability to collect such payments. Accordingly, the value of our commercial real estate loan portfolio could be adversely affected.

Commercial lease financing. We conduct commercial lease financing arrangements through our Key Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 14% of commercial loans at September 30, 2012, and 17.9% at September 30, 2011.

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

In cases where the loan terms were extended at less than normal market rates for similar lending arrangements, we have transferred these loans to the Asset Recovery Group for resolution. During the first nine months of 2012, there were $192 million of new restructured loans included in nonperforming loans, of which $33 million related to commercial real estate.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4 (“Asset Quality”).

Figure 20 quantifies restructured loans and TDRs. As of September 30, 2012, $38 million of secured loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower were reclassified as TDRs. Regardless of delinquency status, these loans were transferred at the collateral’s fair market value less selling costs, classified as nonaccrual, and are included in nonperforming loans.

Figure 20. Commercial TDRs by Note Type and Accrual Status

in millions	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011

Commercial TDRs by Note Type

Tranche A	$166	$188	$218	$206	$211
Tranche B	—	—	—	2	2

Total Commercial TDRs	$166	$188	$218	$208	$213

Commercial TDRs by Accrual Status

Nonaccruing	$114	$133	$148	$150	$120
Accruing	52	55	70	58	93

Total Commercial TDRs	$166	$188	$218	$208	$213

Total Commercial and Consumer TDRs	$323	$274	$293	$276	$277

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

As of September 30, 2012, we had $54 million of mortgage and construction loans that had a loan to value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding increased by $908 million, or 6.1%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 96% of this portfolio at September 30, 2012 is derived from our Key Community Bank. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans from our Key Community Bank increased by $421 million, or 4.5%, over the past twelve months as a result of our 2012 spring home equity loan campaign.

As shown in Figure 17, we hold the first lien position for approximately 54% of the Key Community Bank home equity portfolio at September 30, 2012 and 53% at September 30, 2011. For consumer loans with real estate collateral, we track borrower performance monthly. Credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan to value ratio regardless of lien position. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 117 of our 2011 Annual Report on Form 10-K.

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. At September 30, 2012, 46% of our home equity portfolio is secured by second lien mortgages. Approximately $4.9 billion of second lien home equity loans were reviewed by a third party service to determine the payment status of the associated first lien. The resulting data identified approximately $36 million second lien home equity loans with an associated first lien that is 120 days or more past due; in foreclosure; or when the first mortgage delinquency timeframe is unknown. The classification of certain of these second liens as nonperforming loans did not have an impact on the ALLL in the third quarter of 2012 because, as noted above, we have previously considered the risk characteristics of this portfolio of loans in our loss estimation methodology. On at least a quarterly basis, we will continue to monitor the risk characteristics of these loans when determining the appropriateness of our loss estimation methods. This policy related to the classification of second lien home equity loans was implemented prospectively, and therefore prior periods were not presented.

In conjunction with this regulatory guidance, during the third quarter of 2012, home equity loans include $38 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed.

Figure 21 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 21. Home Equity Loans

	2012					2011
dollars in millions	Third		Second		First	Fourth	Third

SOURCES OF PERIOD END LOANS
Key Community Bank	$9,768		$9,601		$9,153	$9,229	$9,347
Other	409		479		507	535	565

Total	$10,177		$10,080		$9,660	$9,764	$9,912

Nonperforming loans at period end	$189	(a),(b)	$158	(a)	$121	$120	$11
Net loan charge-offs for the period	67		28		30	29	26
Yield for the period (c)	4.19%		4.23%		4.27%	4.30%	4.33%

(a)	Includes $36 million of performing home equity second liens at September 30, and June 30, 2012, that are subordinate to first liens that are 120 days or more past due; in foreclosure; or when the first mortgage delinquency timeframe is unknown. Such second liens are now being reported as nonperforming loans based upon regulatory guidance issued in January 2012.

(b)	Includes $38 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in recently updated regulatory guidance. Such loans have been designated as nonperforming and TDRs.

(c)	From continuing operations.

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale decreased to $628 million at September 30, 2012 from $728 million at December 31, 2011 and totaled $479 million at September 30, 2011. There were no loans held for sale related to the discontinued operations of the education lending business at September 30, 2012, December 31, 2011 and September 30, 2011.

At September 30, 2012, loans held for sale included $484 million of commercial mortgages, which increased by $159 million from September 30, 2011, and $117 million of residential mortgage loans, which increased $38 million from September 30, 2011.

Loan sales

As shown in Figure 22, during the first nine months of 2012, we sold $2.3 billion of commercial real estate loans, $1.3 billion of residential real estate loans, and $106 million of commercial loans. Most of these sales came from the held-for-sale portfolio.

Figure 22 summarizes our loan sales for the first nine months of 2012 and all of 2011.

Figure 22. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total

2012
Third quarter	$46	787	47	503	1,383
Second quarter	24	$808	$26	$379	$1,237
First quarter	36	715	22	400	1,173

Total	$106	$2,310	$95	$1,282	$3,793

2011
Fourth quarter	$31	$500	—	$404	$935
Third quarter	23	355	—	303	681
Second quarter	18	761	—	250	1,029
First quarter	46	397	—	438	881

Total	$118	$2,013	—	$1,395	$3,526

Figure 23 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been sold.

Figure 23. Loans Administered or Serviced

in millions	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011

Commercial real estate loans	$98,309	$97,329	$96,519	$99,608	$102,734
Commercial lease financing	519	517	538	521	573
Commercial loans	333	325	313	306	288

Total	$99,161	$98,171	$97,370	$100,435	$103,595

In the event of default by a borrower, we are subject to recourse with respect to approximately $1 billion of the $99.2 billion of loans administered or serviced at September 30, 2012. Additional information about this recourse arrangement is included in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $16.1 billion at September 30, 2012, compared to $18.1 billion at December 31, 2011, and $18.8 billion at September 30, 2011. Available-for-sale securities were $12 billion at September 30, 2012, compared to $16 billion at December 31, 2011, reflecting the liquidity needs arising from changes in our loan and deposit balances and investments in held-to-maturity securities. Held-to-maturity securities were $4.1 billion at September 30, 2012, compared to $2.1 billion at December 31, 2011, primarily reflecting increases in agency mortgage-backed securities as we continue to prepare for potential future changes in regulatory capital rules. Essentially all of our held-to-maturity securities portfolio was invested in CMOs at September 30, 2012.

As shown in Figure 24, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at cost for the held-to-maturity portfolio. For more information about these securities, see Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques” and Note 6 (“Securities”).

Figure 24. Mortgage-Backed Securities by Issuer

in millions	September 30, 2012	December 31, 2011	September 30, 2011

FHLMC	$8,002	$8,984	$8,885
FNMA	5,314	5,583	5,962
GNMA	2,700	3,464	3,843

Total (a)	$16,016	$18,031	$18,690

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At September 30, 2012, we had $11.9 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $15.9 billion at December 31, 2011, and $17.5 billion at September 30, 2011.

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

During the third quarter of 2012, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. For most of the first half of 2011, we chose not to reinvest the monthly security cash flows and also sold approximately $1.6 billion of CMOs. These actions provided the liquidity necessary to address the funding requirements arising from the loss of certain escrow deposit balances related to commercial mortgage securitizations serviced by Key and rated by Moody’s, and also contributed funds for our TARP repayment in March 2011.

Figure 25 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities).

Figure 25. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies and Corporations	States and Political Subdivisions	Collateralized Mortgage Obligations	(a)	Other Mortgage- Backed Securities	(a)	Other Securities	(b)	Total		Weighted- Average Yield (c)

September 30, 2012
Remaining maturity:
One year or less	—	$1	$849		$1		—		$851		3.26%
After one through five years	—	17	10,434		580		$27		11,058		3.12
After five through ten years	—	36	—		11		—		47		6.02
After ten years	—	—	—		6		—		6		5.45

Fair value	—	$54	$11,283		$598		$27		$11,962		—
Amortized cost	—	52	10,949		543		25		11,569		3.15%
Weighted-average yield (c)	—	6.00%	3.03%		5.23%		—		3.15	% (d)	—
Weighted-average maturity	—	5.7 years	2.1 years		2.6 years		2.3 years		2.1 years		—

December 31, 2011
Fair value	—	$63	$15,162		$778		$9		$16,012		—
Amortized cost	—	60	14,707		715		8		15,490		3.19%

September 30, 2011
Fair value	—	$65	$16,683		$850		$14		$17,612		—
Amortized cost	—	62	16,108		780		14		16,964		3.20%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $27 million of securities at September 30, 2012, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs comprise essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds and capital securities. Our held-to-maturity securities increased during the second half of 2011 and into the first nine months of 2012 due to purchases of Federal Agency CMOs as we increased this portfolio in response to potential future changes in regulatory capital rules. Figure 26 shows the composition, yields and remaining maturities of these securities.

Figure 26. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	States and Political Subdivisions	Other Securities		Total		Weighted- Average Yield (a)

September 30, 2012
Remaining maturity:
One year or less	—	—	$9		$9		3.78%
After one through five years	$4,135	—	9		4,144		1.92

Amortized cost	$4,135	—	$18		$4,153		1.92%
Fair value	4,194	—	18		4,212		—
Weighted-average yield	1.92%	—	3.05	% (b)	1.92	% (b)	—
Weighted-average maturity	2.8 years	—	1.7 years		2.8 years		—

December 31, 2011
Amortized cost	$2,091	—	$18		$2,109		2.06%
Fair value	2,115	—	18		2,133		—

September 30, 2011
Amortized cost	$1,157	$1	$18		$1,176		2.15%
Fair value	1,167	1	18		1,186		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at September 30, 2012, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 60% of other investments at September 30, 2012. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($669 million at September 30, 2012, $709 million at December 31, 2011, and $759 million at September 30, 2011). During the first half of 2011, employees who managed our various principal investments formed two independent entities that now serve as investment managers of these investments. Under this arrangement, which was mutually agreeable to both parties, these individuals are no longer employees of Key. As a result of these changes, which were made during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments, totaling $234 million.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third party data and other relevant factors. During the first nine months of 2012, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $70 million, which includes $21 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During the third quarter of 2012, average domestic deposits were $62 billion and represented 86% of the funds we used to support loans and other earning assets, compared to $58.2 billion and 81% during the same quarter of 2011. The composition of our average deposits is shown in Figure 8 in the section entitled “Net interest income.”

The increase in average domestic deposits in the third quarter of 2012, compared to the third quarter of 2011, was due to the growth from demand deposits, as increases in interest-bearing liquid deposits were largely offset by declines in certificates of deposit ($100,000 or more) and other time deposits. The Western New York branch acquisition added approximately $1.6 billion of mostly non-time consumer deposits to the third quarter 2012 average balances.

Approximately $2.1 billion of our certificates of deposit outstanding at September 30, 2012, mature over the next quarter at a 1.50% average cost. Re-pricing opportunities will continue to benefit our net interest margin. Improved funding mix and previous maturities of our certificates of deposit have reduced the cost of total deposits, which is down from the third quarter of 2011.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $2.9 billion during the third quarter of 2012, compared to $3 billion during the year-ago quarter. The change from the third quarter of 2011 resulted from a $9 million decrease in foreign office deposits and a $208 million decrease in bank notes and other short-term borrowings, which was partially offset by a $98 million increase in federal funds purchased and securities sold under agreements to repurchase.

Capital

At September 30, 2012, our shareholders’ equity was $10.3 billion, up $346 million from December 31, 2011. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity.

As previously reported, on January 1, 2010, we adopted new consolidation accounting guidance which required us to consolidate our education loan securitization trusts (classified as discontinued assets and liabilities). As a result, we consolidated our education loan securitization trusts and made a corresponding $45 million cumulative effect adjustment. That consolidation added $2.8 billion in discontinued assets, and the same amount of liabilities and equity to our balance sheet; loans constituted $2.6 billion of the assets. During the third quarter of 2011, we determined that the $45 million cumulative effect adjustment made related to the consolidation of these trusts on January 1, 2010 was incorrect. Further information regarding this error and its correction is provided in Note 11 (“Acquisitions and Discontinued Operations”).

CCAR and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires a BHC to submit an annual comprehensive capital plan as well as to update such plan to reflect material changes in a firm’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. As previously reported, as authorized by our Board and pursuant to our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve, beginning in the second quarter of 2012, KeyCorp had authority to repurchase up to $344 million of our Common Shares for general repurchase and repurchases in connection with employee elections under our compensation and benefit programs.

During the third quarter of 2012, we completed $82 million of Common Share repurchases. Following completion of these repurchases (as well as our Common Share repurchases during the second quarter of 2012), we have remaining authority to repurchase up to $177 million of our Common Shares for general repurchase and repurchases in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2013.

As previously reported, our 2012 capital plan also included an increase in our quarterly Common Share dividend from $.03 to $.05 per share. At the regular July Board of Directors meeting, the Board declared a third-quarter cash dividend of $.05 per Common Share payable on September 14, 2012, to shareholders of record on August 28, 2012. Future dividends will be evaluated by the Board of Directors based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital plan process and CCAR is included in the “Supervision and Regulation” section under the heading “Capital Assessment and Review of Capital Actions” beginning on page 8 of our 2011 Annual Report on Form 10-K.

Provisions of the Dodd-Frank Act and the Basel III NPR provide for the phase-out of Tier 1 capital treatment for capital securities beginning in 2013. As a result, our outstanding trust preferred securities will eventually become Tier 2 capital. The Supervision and Regulation section of this report contains more detailed information about the Basel III NPR.

On July 12, 2012, KeyCorp redeemed all of the enhanced trust preferred securities of KeyCorp Capital X in the amount of $568 million and all of the trust preferred securities of KeyCorp Capital VII in the amount of $139 million.

Repurchase of TARP CPP preferred stock, warrant and completion of equity and debt offerings

As previously reported during 2011, we completed the repurchase of the $2.5 billion of Series B Preferred Stock and corresponding warrant issued to the U.S. Treasury Department. As a result of the repurchase, we recorded a $49 million one-time deemed dividend in the first quarter of 2011 related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. On April 20, 2011 we repurchased the warrant directly from the U.S. Treasury for $70 million. Beginning with the second quarter of 2011, the repurchase resulted in the elimination of quarterly dividends of $31 million and discount amortization of $4 million, or $140 million on an annual basis, related to these preferred shares. In total, we paid $2.867 billion to the U.S. Treasury during the investment period in the form of dividends, principal and repurchase of the warrant, resulting in a return to the U.S. Treasury of $367 million above the initial investment of $2.5 billion on November 14, 2008.

Dividends

During the third quarter of 2012, we made a dividend payment of $.05 per share, or $47 million, on our Common Shares.

Also during the third quarter of 2012, we made a dividend payment of $1.9375 per share, or $5 million, on our Series A Preferred Stock.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 32,484 holders of record at September 30, 2012. At September 30, 2012 our book value per Common Share was $10.64 based on 936.2 million shares outstanding at September 30, 2012, compared to $10.09 based on 953.0 million shares outstanding at December 31, 2011, and $10.09 based on 952.8 million shares outstanding at September 30, 2011. At September 30, 2012 our tangible book value per Common Share was $9.54 compared to $9.11 at December 31, 2011, and $9.10 at September 30, 2011.

Figure 27 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 27. Changes in Common Shares Outstanding

	2012			2011
in thousands	Third	Second	First	Fourth	Third

Shares outstanding at beginning of period	945,473	956,102	953,008	952,808	953,822
Common shares issued (repurchased)	(9,639)	(10,468)	—	—	—
Shares reissued (returned) under employee benefit plans	361	(161)	3,094	200	(1,014)

Shares outstanding at end of period	936,195	945,473	956,102	953,008	952,808

As shown above, Common Shares outstanding decreased by 9.3 million shares during the third quarter of 2012 from our share repurchase program and the net activity in our employee benefit plans.

At September 30, 2012, we had 80.8 million treasury shares, compared to 64.0 million treasury shares at December 31, 2011 and 64.2 million treasury shares at September 30, 2011. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on KeyCorp’s Common Share repurchase program is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at September 30, 2012. Our capital and liquidity are intended to position us well to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to adjust to the regulations currently being proposed by the federal banking agencies to implement Basel III and provisions of the Dodd-Frank Act. Our shareholders’ equity to assets ratio was 11.79% at September 30, 2012, compared to 11.16% at December 31, 2011 and 11.09% at September 30, 2011. Our tangible common equity to tangible assets ratio was 10.39% at September 30, 2012, compared to 9.88% at December 31, 2011 and 9.82% at September 30, 2011.

Banking industry regulators prescribe minimum capital ratios for BHCs and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market risk items, subject to adjustment for predefined credit risk factors. Currently, banks and BHCs must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of September 30, 2012, our Tier 1 risk-based capital ratio and our total risk-based capital ratios were 12.10% and 15.17%, respectively, compared to 12.99% and 16.51%, respectively, at December 31, 2011 and 13.49% and 17.05%, respectively at September 30, 2011.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. BHCs that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of September 30, 2012, our leverage ratio was 11.37% compared to 11.79% at December 31, 2011 and 11.93% at September 30, 2011.

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

As of September 30, 2012, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 12.10%, 11.37%, and 15.17%, respectively. The trust preferred securities issued by the KeyCorp capital trusts contribute $339 million or 43, 40, and 43 basis points to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of September 30, 2012. Figure 4 set forth under the New Minimum Capital Requirements heading of the Supervision and Regulation section of this report discloses the proposed new minimum capital ratios together with the estimated capital ratios of Key at September 30, 2012, calculated on a fully phased-in basis under the Basel III and Standardized Approach NPRs.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well-capitalized” to “critically undercapitalized.” A “well-capitalized” institution must meet or exceed the prescribed threshold ratios of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to BHCs, we believe we would qualify as “well-capitalized” at September 30, 2012, and since that date, we believe there has not been any change in condition or event that would cause a change in capital category. Analysis on an estimated basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of September 30, 2012, also determines that we would qualify as “well-capitalized” under current regulatory guidelines (Basel I), with the estimated Tier 1 risk-based capital ratio, estimated leverage ratio, and estimated total risk-based capital ratio being 11.67%, 10.97%, and 15.17%, respectively. Figure 5 set forth under the Revised Prompt Corrective Action Standards heading of the Supervision and Regulation section of this report discloses the proposed new threshold capital ratios for a well capitalized and an adequately capitalized institution. The regulatory defined capital categories serve a limited supervisory function. Investors should not use our estimated ratios as a representation of our overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in “Item 1. Business” in the “Supervision and Regulation” section under the heading “Capital” beginning on page 7 of our Annual Report on Form 10-K.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Dodd-Frank Act and set forth in Basel III, which the Federal banking agencies have recently proposed to implement, are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations, this measure is considered to be a non-GAAP financial measure. Figure 7 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.30% at September 30, 2012, compared to 11.26% at December 31, 2011 and 11.28% at September 30, 2011.

Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. As we anticipated, at September 30, 2012, December 31, 2011, and September 30, 2011, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets. At September 30, 2012, on all Key’s consolidated operations we had a federal net deferred tax asset of $41 million and a state deferred tax liability of $29 million compared to a federal deferred tax asset of $60 million and a state deferred tax liability of $24 million at December 31, 2011, and federal net deferred tax asset of $62 million and a state deferred tax liability of $29 million at September 30, 2011.

Basel III

A detailed discussion of current rulemaking underway in the U.S. to implement Basel III is in the “Supervision and Regulation” discussion of this report. Figure 4 set forth under the New Minimum Capital Requirements heading of the Supervision and Regulation section of this report discloses the proposed new minimum capital ratios together with the estimated capital ratios of Key at September 30, 2012, calculated on a fully phased-in basis under the Basel III and Standardized Approach NPRs. Given our strong capital position, we expect to be able to satisfy the Basel III capital framework when U.S. capital regulations corresponding to it are finalized. While we also have a strong liquidity position, the Basel III liquidity framework could require us and other U.S. banks to initiate additional liquidity management initiatives, including adding additional liquid assets, issuing term debt, and modifying our product pricing for loans, commitments, and deposits.

Figure 28 represents the details of our regulatory capital position at September 30, 2012, December 31, 2011, and September 30, 2011 under the existing Basel I standards.

Figure 28. Capital Components and Risk-Weighted Assets

	September 30,	December 31,	September 30,
dollars in millions	2012	2011	2011

TIER 1 CAPITAL
Key shareholders’ equity	$10,251	$9,905	$9,901
Qualifying capital securities	339	1,046	1,377
Less: Goodwill	979	917	917
Accumulated other comprehensive income (a)	(109)	(72)	88
Other assets (b)	121	72	72

Total Tier 1 capital	9,599	10,034	10,201

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	995	970	953
Qualifying long-term debt	1,444	1,744	1,743

Total Tier 2 capital	2,439	2,714	2,696

Total risk-based capital	$12,038	$12,748	$12,897

TIER 1 COMMON EQUITY
Tier 1 capital	$9,599	$10,034	$10,201
Less: Qualifying capital securities	339	1,046	1,377
Series A Preferred Stock	291	291	291

Total Tier 1 common equity	$8,969	$8,697	$8,533

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$63,012	$61,900	$60,731
Risk-weighted off-balance sheet exposure	16,687	15,901	15,743
Less: Goodwill	979	917	917
Other assets (b)	470	560	536
Plus: Market risk-equivalent assets	1,115	1,073	971

Gross risk-weighted assets	79,365	77,397	75,992
Less: Excess allowance for loan and lease losses (c)	2	183	349

Net risk-weighted assets	$79,363	$77,214	$75,643

AVERAGE QUARTERLY TOTAL ASSETS	$85,856	$86,594	$86,929

CAPITAL RATIOS
Tier 1 risk-based capital	12.10%	12.99%	13.49%
Total risk-based capital	15.17	16.51	17.05
Leverage (d)	11.37	11.79	11.93
Tier 1 common equity	11.30	11.26	11.28

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from our December 31, 2006, adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at September 30, 2012, December 31, 2011, and September 30, 2011.

(c)	The allowance for loan and lease losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The excess allowance for loan and lease losses includes $66 million, $104 million, and $115 million at September 30, 2012, December 31, 2011, and September 30, 2011, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

¿	“Gap risk” is the exposure to changes in interest rates and occurs when the volume of interest-bearing liabilities and the volume of interest-earning assets they fund (for example, deposits used to fund loans) do not mature or reprice at the same time

¿	“Basis risk” is the exposure to asymmetrical changes in interest rate indexes and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indices.

¿	“Yield curve risk” is the exposure to non-parallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) and occurs when interest-bearing liabilities and the interest-earning assets they fund do not price or reprice to the same term point on the yield curve.

¿	“Option risk” is the exposure to a customer or counterparty’s ability to take advantage of the interest rate environment and terminate or reprice one of our assets, liabilities or off-balance sheet instruments prior to contractual maturity without a penalty. Option risk occurs when exposures to customer and counterparty early withdrawals or early prepayments are not mitigated with an offsetting position or appropriate compensation.

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

Figure 29 presents the results of the simulation analysis at September 30, 2012 and 2011. At September 30, 2012, our simulated exposure to a change in short-term interest rates was moderately asset sensitive. ALCO policy limits for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 29, we are operating within these limits.

Figure 29. Simulated Change in Net Interest Income

September 30, 2012

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.85%	1.39%

September 30, 2011

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.65%	2.67%

The Federal Reserve’s Open Market Committee has indicated it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2015. We continued to execute investment and hedging activities to migrate toward a more modest asset-sensitive position. Hedging activities reflect the changes in the growth, mix, and maturity of customer deposits. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity and re-pricing characteristics of loan and deposit flows. As changes occur to both the configuration of the balance sheet and the outlook for the economy, management proactively evaluates hedging opportunities that may change our interest rate risk profile.

The results of additional simulation analyses that make use of alternative interest rate paths and customer behavior assumptions indicate that net interest income improvement in a rising rate environment could be diminished, and actual results may be different than the policy simulation results in Figure 29. Net interest income improvements are highly dependent on the timing, magnitude, frequency and path of interest rate increases and assumption inputs for deposit repricing relationships, lending spreads and the balance behavior of transaction accounts.

We also conduct simulations that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, we calculate exposures to changes to the EVE as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond twelve-, twenty-four and thirty-six month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, and measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments and comparing those amounts with the base case of an unchanged interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines.

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

Figure 30 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 7 (“Derivatives and Hedging Activities”).

Figure 30. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2012

				Weighted-Average			September 30, 2011

dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value

Receive fixed/pay variable — conventional A/LM (a)	$12,740	$101		2.6	.7%	.2%	$5,715	$30
Receive fixed/pay variable — conventional debt	3,519	463		4.8	3.9	.3	5,960	539
Pay fixed/receive variable — conventional debt	281	(29)		9.3	.4	2.6	464	(25)
Foreign currency — conventional debt	—	—		—	—	—	1,098	(240)

Total portfolio swaps	$16,540	$535	(b)	3.1	1.4%	.3%	$13,237	$304	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $38 million and $42 million for September 30, 2012 and 2011, respectively.

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

We manage exposure to market risk in accordance with VAR limits for trading activity that have been approved by our Market Risk Committee as part of our ERM Program. At September 30, 2012, the aggregate one-day trading limit set by the committee was $6.2 million. We are operating within these constraints. During the first nine months of 2012, our aggregate daily average, minimum and maximum VAR amounts were $1.1 million, $.9 million and $1.4 million, respectively. During the same period one year ago, our aggregate daily average, minimum and maximum VAR amounts were $1.4 million, $1 million and $2 million, respectively.

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

On March 8, 2012, Fitch (a credit rating agency that rates KeyCorp and KeyBank debt securities) downgraded KeyCorp’s Series A Preferred Stock to BB and KeyCorp’s trust preferred securities to BB+. These rating downgrades were a result of Fitch’s change in its rating criteria applicable to these types of securities issued by bank and BHCs. A variety of financial institutions’ securities ratings have been similarly affected by Fitch’s ratings criteria change.

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

Our credit ratings at September 30, 2012, are shown in Figure 31. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors.

Figure 31. Credit Ratings

		Senior	Subordinated		Series A
	Short-Term	Long-Term	Long-Term	Capital	Preferred
September 30, 2012	Borrowings	Debt	Debt	Securities	Stock

KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	BBB+	BBB	BBB-	BBB-
Moody’s	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	F1	A-	BBB+	BB+	BB
DBRS	R-2(high)	BBB(high)	BBB	BBB	BB(low)

KEYBANK
Standard & Poor’s	A-2	A-	BBB+	N/A	N/A
Moody’s	P-2	A3	Baa1	N/A	N/A
Fitch	F1	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	BBB(high)	N/A	N/A

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

At September 30, 2012, we have no secured borrowings outstanding. However, we retain the capacity to utilize secured borrowings as a contingent funding source.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The Plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the Plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at September 30, 2012, totaled $8.6 billion, consisting of $5.6 billion of unpledged securities, $1.5 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati and $1.5 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate over time due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of September 30, 2012, our unused borrowing capacity secured by loan collateral was $13.6 billion at the Federal Reserve Bank of Cleveland and $5.3 billion at the Federal Home Loan Bank of Cincinnati.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, wholesale funds may be used to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan to deposit ratio as a metric to monitor these strategies. Our target loan to deposit ratio is 90-100% (at September 30, 2012 our loan to deposit ratio was 86%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

In August 2012, KeyBank updated its $20 billion Global Bank Note Program. This program is similar to other existing KeyBank debt programs and allows KeyBank to issue notes with original maturities of seven days or more for senior notes or five years or more for subordinated notes. Each note will be the sole obligation of KeyBank.

During the third quarter of 2012, Key reduced its debt by $1.4 billion. Maturities of $350 million in medium term notes and $300 million in subordinated notes occurred for KeyBank, while KeyCorp undertook an early pay off of subordinated debt totaling $712 million, whereby $707 million represented redeemed trust preferred securities.

Liquidity for KeyCorp

The parent company has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions) and occasional guarantees of subsidiaries’ obligations in transactions with third parties at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

Our primary tools for assessing parent company liquidity are the net cash position, which measures the ability to fund debt maturing in 24 months or less with existing liquid assets, and a cash coverage metric, which measures the ability to meet all projected obligations. Another key measure of parent company liquidity is the “liquidity gap,” which represents the difference between projected liquid assets and anticipated financial obligations over several time horizons. We generally rely upon the issuance of term debt to manage our liquidity position within targeted ranges. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over the next 24 months.

At September 30, 2012, KeyCorp held $2 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our policies.

Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first nine months of 2012, KeyBank paid the parent $1.4 billion in dividends, while nonbank subsidiaries did not make any dividend payments to the parent. During the first nine months of 2012, the parent did not make any capital infusions to KeyBank. Based upon existing regulatory guidance, KeyBank has capacity to pay $628 million in dividends to KeyCorp at September 30, 2012.

During the first quarter of 2011, KeyCorp completed a $625 million equity offering at a price of $8.85 per Common Share. In conjunction with the equity offering, KeyCorp issued $1 billion, 5.1% Senior Medium-Term Notes, Series I, during the first quarter of 2011. The proceeds from the sale of Common Shares and medium-term notes were used, along with other available funds, to repurchase the Series B Preferred Stock issued to the U.S. Treasury. The repurchase eliminated future quarterly dividends of $31 million and discount amortization (non-cash) of $4 million, or $140 million on an annual basis, related to these preferred shares.

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

We generate cash flows from operations, and from investing and financing activities. We have approximately $241 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of September 30, 2012. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $29 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase to approximately $52 million. Accordingly, we have included the total amount as a deferred tax liability at September 30, 2012.

The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for the nine month periods ended September 30, 2012, and 2011.

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

Our credit risk management team is responsible for credit approval, is independent of our lines of business, and consists of senior officers who have extensive experience in structuring and approving loans. Only credit risk management members are authorized to grant significant exceptions to credit policies. It is not unusual to make exceptions to established policies when mitigating circumstances dictate but most major lending units have been assigned specific thresholds to keep exceptions at a manageable level.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $2 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of September 30, 2012, we had five client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these five individual net obligor commitments was $68 million at September 30, 2012. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives, including the use of credit derivatives — primarily credit default swaps — to mitigate credit risk. Credit default swaps enable us to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At September 30, 2012, we used credit default swaps with a notional amount of $701 million to manage the credit risk associated with specific commercial lending obligations. We also sell credit derivatives — primarily index credit default swaps — to diversify and manage portfolio concentration and correlation risks. At September 30, 2012, the notional amount of credit default swaps sold by us for the purpose of diversifying our credit exposure was $466 million.

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

Allowance for loan and lease losses

At September 30, 2012, the ALLL was $888 million, or 1.73% of loans, compared to $1.1 billion, or 2.35%, at September 30, 2011. The allowance includes $39 million that was specifically allocated for impaired loans of $428 million at September 30, 2012, compared to $44 million that was allocated for impaired loans of $441 million one year ago. For more information about impaired loans, see Note 4 (“Asset Quality”). At September 30, 2012, the allowance for loan and lease losses was 135.99% of nonperforming loans, compared to 143.53% at September 30, 2011.

Selected asset quality statistics for each of the past five years are presented in Figure 32. The factors that drive these statistics are discussed in the remainder of this section.

Figure 32. Selected Asset Quality Statistics from Continuing Operations

	2012			2011
dollars in millions	Third	Second	First	Fourth	Third

Net loan charge-offs	$109	$77	$101	$105	$109
Net loan charge-offs to average loans	.86%	.63%	.82%	.86%	.90%
Allowance for loan and lease losses to annualized net loan charge-offs	204.78	286.74	232.39	241.01	261.54
Allowance for loan and lease losses	$888	$888	$944	$1,004	$1,131
Allowance for credit losses (a)	931	939	989	1,049	1,187
Allowance for loan and lease losses to period-end loans	1.73%	1.79%	1.92%	2.03%	2.35%
Allowance for credit losses to period-end loans	1.81	1.89	2.01	2.12	2.46
Allowance for loan and lease losses to nonperforming loans	135.99	135.16	141.74	138.10	143.53
Allowance for credit losses to nonperforming loans	142.57	142.92	148.50	144.29	150.63
Nonperforming loans at period end (b)	$653	$657	$666	$727	$788
Nonperforming assets at period end	718	751	767	859	914
Nonperforming loans to period-end portfolio loans	1.27%	1.32%	1.35%	1.47%	1.64%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	1.39	1.51	1.55	1.73	1.89

(a)	Includes the allowance for loan and lease losses plus the liability for credit losses on lending-related commitments.

(b)	September 30, 2012 excludes $25 million of PCI loans acquired in July 2012.

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

For all commercial and consumer TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the recorded investment of the loan with the estimated present value of its expected cash flows, the fair value of its underlying collateral or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at September 30, 2012, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 33, our ALLL decreased by $243 million, or 21.5%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio, which has trended more favorably over the past twelve months. Asset quality is improving and has resulted in favorable risk rating migration and a reduction in our general allowance. Our delinquency trends continue to decline while our roll rates keep improving. We attribute this improvement to a more moderate level of economic activity, more favorable conditions in the capital markets, improvement in client income statements and continued run off in our exit loan portfolio. Our liability for credit losses on lending-related commitments decreased by $13 million to $43 million at September 30, 2012, compared to the same period one year ago. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 1.81% of loans at the end of the third quarter of 2012 compared to 2.46% at the end of the third quarter of 2011. We expect the allowance to decrease as a percent of total loans during the fourth quarter of 2012 as a result of the continued improvement in credit quality that is anticipated.

Figure 33. Allocation of the Allowance for Loan and Lease Losses

	September 30, 2012			December 31, 2011			September 30, 2011
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans

Commercial, financial and agricultural	$318	35.8%	42.7%	$334	33.2%	39.1%	$370	32.7%	37.0%
Commercial real estate:
Commercial mortgage	221	24.9	14.6	272	27.1	16.2	305	27.0	16.5
Construction	47	5.3	2.1	63	6.3	2.7	87	7.7	3.0

Total commercial real estate loans	268	30.2	16.7	335	33.4	18.9	392	34.7	19.5
Commercial lease financing	66	7.4	9.6	78	7.8	12.2	96	8.5	12.4

Total commercial loans	652	73.4	69.0	747	74.4	70.2	858	75.9	68.9
Real estate — residential mortgage	25	2.8	4.2	37	3.7	3.9	34	3.0	3.9
Home equity:
Community Banking	89	10.0	19.0	103	10.2	18.6	110	9.7	19.4
Other	24	2.7	.8	29	2.9	1.1	35	3.1	1.2

Total home equity loans	113	12.7	19.8	132	13.1	19.7	145	12.8	20.6
Consumer other — Community Banking	32	3.6	2.6	41	4.1	2.4	41	3.6	2.5
Credit cards	26	2.9	1.4
Consumer other:
Marine	36	4.1	2.8	46	4.6	3.5	51	4.5	3.9
Other	4	.5	.2	1	.1	.3	2	.2	.3

Total consumer other	40	4.6	3.0	47	4.7	3.8	53	4.7	4.2

Total consumer loans	236	26.6	31.0	257	25.6	29.8	273	24.1	31.1

Total loans (a)	$888	100.0%	100.0%	$1,004	100.0%	100.0%	$1,131	100.0%	100.0%

(a)	Excludes allocations of the allowance for loan and lease losses in the amount of $65 million, $104 million, and $115 million at September 30, 2012, December 31, 2011, and September 30, 2011, respectively, related to the discontinued operations of the education lending business.

Our provision for loan and lease losses was a provision of $109 million for the third quarter of 2012, compared to a provision of $10 million for the year-ago quarter. Our net loan and lease charge-offs were $109 million for the third quarter of 2012 which was the same amount as the net charge-offs in the same quarter one year ago. Our net charge-offs for the third quarter of 2012 included $45 million of charge-offs reported in accordance with updated regulatory guidance requiring loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower to be charged-off to the collateral’s fair market value less selling costs and classified and leases as nonaccrual regardless of their delinquency. Additionally, we continue to work our exit loans and leases, and reduce exposure in our higher-risk businesses including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs.

Net loan charge-offs

Net loan charge-offs for the third quarter of 2012 totaled $109 million, or .86% of average loans, including $45 million (.35% of average loans) of incremental net loan charge-offs reported in accordance with updated regulatory guidance requiring loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower to be charged off to the collateral’s fair market value less selling costs and classified as nonaccrual regardless of their delinquency status. The current period net loan charge-offs compare to $109 million, or .90% net charge-offs to average loans for the same period last year. Figure 34 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 35.

Compared to the second quarter of 2012, net loan charge-offs increased $32 million. As shown in Figure 37, our exit loan portfolio accounted for $6 million, or 5.5%, of total net loan charge-offs for the third quarter of 2012. Net charge-offs in the exit loan portfolio decreased by $13 million from the second quarter of 2012 due to decreases in the commercial and consumer loan portfolios.

Figure 34. Net Loan Charge-offs from Continuing Operations

	2012			2011
dollars in millions	Third	Second	First	Fourth	Third

Commercial, financial and agricultural	$7	$3	$15	$28	$23
Real estate — Commercial mortgage	21	9	21	23	25
Real estate — Construction (a)	2	4	10	(6)	8
Commercial lease financing (a)	(8)	10	—	—	2

Total commercial loans	22	26	46	45	58
Home equity — Key Community Bank	62	21	23	20	18
Home equity — Other	5	7	7	9	8
Credit cards	2	—	—	—	—
Marine	6	7	10	14	11
Other	12	16	15	17	14

Total consumer loans	87	51	55	60	51

Total net loan charge-offs	$109	$77	$101	$105	$109

Net loan charge-offs to average loans	.86%	.63%	.82%	.86%	.90%

Net loan charge-offs from discontinued operations — education lending business	$12	$12	$19	$25	$31

(a)	Credit amount indicates recoveries exceeded charge-offs.

Figure 35. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
dollars in millions	2012	2011	2012	2011

Average loans outstanding	$50,695	$48,008	$49,860	$48,586

Allowance for loan and lease losses at beginning of period	$888	$1,230	$1,004	$1,604
Charge-offs:
Commercial, financial and agricultural	16	31	65	124
Real estate — commercial mortgage	23	27	69	89
Real estate — construction	3	19	19	81

Total commercial real estate loans (a)	26	46	88	170
Commercial lease financing	—	10	20	36

Total commercial loans	42	87	173	330
Real estate — residential mortgage	6	5	19	22
Home equity:
Key Community Bank	65	25	113	78
Other	6	9	23	35

Total home equity loans	71	34	136	113
Consumer other — Key Community Bank	9	11	29	34
Credit cards	2	—	2	—
Consumer other:
Marine	11	18	41	60
Other	—	2	4	7

Total consumer other	11	20	45	67

Total consumer loans	99	70	231	236

Total loans charged off	141	157	404	566
Recoveries:
Commercial, financial and agricultural	9	8	40	33
Real estate — commercial mortgage	2	2	18	9
Real estate — construction	1	11	3	19

Total commercial real estate loans (a)	3	13	21	28
Commercial lease financing	8	8	18	19

Total commercial loans	20	29	79	80
Real estate — residential mortgage	—	1	2	3
Home equity:
Key Community Bank	3	7	7	9
Other	1	1	4	3

Total home equity loans	4	8	11	12
Consumer other — Key Community Bank	2	2	5	6
Consumer other:
Marine	5	7	18	26
Other	1	1	2	3

Total consumer other	6	8	20	29

Total consumer loans	12	19	38	50

Total recoveries	32	48	117	130

Net loans and leases charged off	(109)	(109)	(287)	(436)
Provision (credit) for loan and lease losses	109	10	172	(38)
Foreign currency translation adjustment	—	—	(1)	1

Allowance for loan and lease losses at end of period	$888	$1,131	$888	$1,131

Liability for credit losses on lending-related commitments at beginning of period	$51	$57	$45	$73
Provision (credit) for losses on lending-related commitments	(8)	(1)	(2)	(17)

Liability for credit losses on lending-related commitments at end of period (b)	$43	$56	$43	$56

Total allowance for credit losses at end of period	$931	$1,187	$931	$1,187

Net loan charge-offs to average loans	.86%	.90%	.77%	1.20%
Allowance for loan and lease losses to annualized net loan charge-offs	204.78	261.54	231.63	194.02
Allowance for loan and lease losses to period-end loans	1.73	2.35	1.73	2.35
Allowance for credit losses to period-end loans	1.81	2.46	1.81	2.46
Allowance for loan and lease losses to nonperforming loans	135.99	143.53	135.99	143.53
Allowance for credit losses to nonperforming loans	142.57	150.63	142.57	150.63
Discontinued operations — education lending business:
Charge-offs:	$17	$34	$56	$107
Recoveries	5	3	13	9

Net loan and lease charge-offs	$(12)	$(31)	$(43)	$(98)

(a)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 36 shows the composition of our nonperforming assets. These assets totaled $718 million at September 30, 2012, and represented 1.39% of portfolio loans, OREO and other nonperforming assets, compared to $859 million, or 1.73%, at December 31, 2011, and $914 million, or 1.89%, at September 30, 2011. See Note 1 under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 117 of our 2011 Annual Report on Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 36. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011

Commercial, financial and agricultural	$132	$141	$168	$188	$188

Real estate — commercial mortgage	134	172	175	218	237
Real estate — construction	53	68	66	54	93

Total commercial real estate loans	187	240	241	272	330
Commercial lease financing	18	18	22	27	31

Total commercial loans	337	399	431	487	549
Real estate — residential mortgage	83	78	82	87	88
Home equity:
Key Community Bank	171	141	109	108	102
Other	18	17	12	12	12

Total home equity loans	189	158	121	120	114
Consumer other — Key Community Bank	3	2	1	1	4
Credit card	8	—	—	—	—
Consumer other:
Marine	31	19	30	31	32
Other	2	1	1	1	1

Total consumer other	33	20	31	32	33

Total consumer loans	316	258	235	240	239

Total nonperforming loans	653	657	666	727	788
Nonperforming loans held for sale	19	38	24	46	42
OREO	29	28	61	65	63
Other nonperforming assets	17	28	16	21	21

Total nonperforming assets (a)	$718	$751	$767	$859	$914

Accruing loans past due 90 days or more	$89	$131	$169	$164	$118
Accruing loans past due 30 through 89 days	354	362	420	441	478
Restructured loans — accruing and nonaccruing (b)	323	274	293	276	277
Restructured loans included in nonperforming loans (b)	217	163	184	191	178
Nonperforming assets from discontinued operations — education lending business	22	18	19	23	22
Nonperforming loans to period-end portfolio loans	1.27%	1.32%	1.35%	1.47%	1.64%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.39	1.51	1.55	1.73	1.89

(a)	September 30, 2012 amount excludes $25 million of purchased impaired loans acquired in July 2012.

(b)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 36, nonperforming assets decreased during the third quarter of 2012, which represents the twelfth consecutive quarterly decline. Most of the reduction came from nonperforming loans held for sale and OREO sales in the Real Estate Capital line of business. As shown in Figure 37, our exit loan portfolio accounted for $77 million, or 10.7%, of our total nonperforming assets at September 30, 2012, compared to $75 million, or 10%, at June 30, 2012.

At September 30, 2012, the carrying amount of our commercial nonperforming loans outstanding represented 59% of their contractual amount owed, and total nonperforming loans outstanding represented 70% of their contractual amount owed and nonperforming assets in total were carried at 67% of their original contractual amount.

At September 30, 2012, our 20 largest nonperforming loans totaled $202 million, representing 31% of total nonperforming loans.

Figure 37 shows the composition of our exit loan portfolio at September 30, 2012 and June 30, 2012, the net charge-offs recorded on this portfolio for the third quarter of 2012 and the second quarter of 2012, and the nonperforming status of these loans at September 30, 2012 and June 30, 2012. The exit loan portfolio represented 5.9% of total loans and loans held for sale at September 30, 2012. Additional information about loan sales is included in this report under the heading “Loans held for sale” and “Loan sales.”

Figure 37. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 9-30-12 vs.	Net Loan Charge-offs			Balance on Nonperforming Status
in millions	9-30-12	6-30-12	6-30-12	3Q12	(c)	2Q12	9-30-12	6-30-12

Residential properties — homebuilder	$31	$33	$(2)	—		—	$6	$14
Marine and RV floor plan	35	39	(4)	$(1)		$2	12	15
Commercial lease financing (a)	1,035	1,237	(202)	(3)		1	8	9

Total commercial loans	1,101	1,309	(208)	(4)		3	26	38
Home equity — Other	409	479	(70)	5		7	18	17
Marine	1,448	1,542	(94)	6		7	31	19
RV and other consumer	98	101	(3)	(1)		2	2	1

Total consumer loans	1,955	2,122	(167)	10		16	51	37

Total exit loans in loan portfolio	$3,056	$3,431	$(375)	$6		$19	$77	$75

Discontinued operations — education lending business (not included in exit loans above)(b)	$5,328	$5,483	$(155)	$12		$12	$22	$18

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction and industrial leases; (2) Canadian lease financing portfolios; and (3) all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts.

(c)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 38 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2011, total commitments and loans outstanding in this sector have increased by $3.6 billion and $2.6 billion, respectively, and have increased by $5.2 billion and $4.1 billion, respectively, from September 30, 2011.

Figure 38. Commercial, Financial and Agricultural Loans

				Nonperforming Loans
September 30, 2012 dollars in millions	Total Commitments	(a)	Loans Outstanding	Amount	Percent of Loans Outstanding

Industry classification:
Services	$10,042		$5,302	$24	.5%
Manufacturing	8,962		3,961	34	.9
Public utilities	5,207		1,223	—	—
Financial services	4,169		2,176	2	.1
Wholesale trade	3,441		1,680	11	.7
Retail trade	1,970		818	3	.4
Mining	1,832		833	6	.7
Dealer floor plan	1,468		1,035	8	.8
Property management	1,276		761	15	2.0
Transportation	1,216		774	9	1.2
Building contractors	1,133		448	11	2.5
Agriculture/forestry/fishing	992		555	6	1.1
Public administration	652		439	—	—
Insurance	608		113	—	—
Communications	376		239	—	—
Individuals	4		2	—	—
Other	2,045		1,620	3	.2

Total	$45,393		$21,979	$132	.6%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.

The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 39. Loans placed on nonaccrual declined $16 million during the third quarter of 2012 as compared to the third quarter of 2011, as market liquidity continued to improve.

Figure 39. Summary of Changes in Nonperforming Loans from Continuing Operations

	2012			2011
in millions	Third	Second	First	Fourth	Third

Balance at beginning of period	$657	$666	$727	$788	$842
Loans placed on nonaccrual status	276	350	214	230	292
Charge-offs	(141)	(131)	(132)	(149)	(157)
Loans sold	(43)	(49)	(27)	(28)	(16)
Payments	(74)	(110)	(65)	(70)	(125)
Transfers to OREO	(10)	(6)	(15)	(12)	(11)
Transfers to nonperforming loans held for sale	—	(16)	—	(19)	(24)
Transfers to other nonperforming assets	—	(14)	—	(4)	(3)
Loans returned to accrual status	(12)	(33)	(36)	(9)	(10)

Balance at end of period (a)	$653	$657	$666	$727	$788

(a)	September 30, 2012 amount excludes $25 million of PCI loans acquired in July 2012.

The types of activity that caused the change in our nonperforming loans held for sale during each of the last five quarters are summarized in Figure 40.

Figure 40. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2012			2011
in millions	Third	Second	First	Fourth	Third

Balance at beginning of period	$38	$24	$46	$42	$42
Transfers in	—	16	—	19	24
Net advances / (payments)	(1)	—	(1)	(3)	(5)
Loans sold	(17)	(1)	(1)	(11)	(5)
Transfers to OREO	(1)	—	—	(1)	(19)
Valuation adjustments	—	(1)	(1)	—	(1)
Loans returned to accrual status / other	—	—	(19)	—	6

Balance at end of period	$19	$38	$24	$46	$42

The types of activity that contributed to the change in our OREO during each of the last five quarters are summarized in Figure 41.

Figure 41. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2012			2011
in millions	Third	Second	First	Fourth	Third

Balance at beginning of period	$28	$61	$65	$63	$52
Properties acquired — nonperforming loans	11	6	15	13	30
Valuation adjustments	(2)	(7)	(7)	(4)	(3)
Properties sold	(8)	(32)	(12)	(7)	(16)

Balance at end of period	$29	$28	$61	$65	$63

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

At September 30, 2012, $14.5 billion, or 16.7%, of our total assets were measured at fair value on a recurring basis. Approximately 95.0% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At September 30, 2012, $1.4 billion, or 1.9%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

During the third quarter of 2012, $99 million, or .1%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 15.2% of these assets were classified as Level 1 or Level 2. At September 30, 2012, there were no liabilities measured at fair value on a nonrecurring basis.

In addition, the education lending securitization trusts assets and liabilities were included on the balance sheet at September 30, 2012 at fair value, in the amount of $2.5 billion and $2.3 billion, respectively, as a result of their consolidation on January 1, 2010. During the third quarter of 2011, we determined that the $45 million cumulative effect adjustment made related to the consolidation of these trusts on January 1, 2010, was incorrect. Further information regarding this error and its correction is provided in Note 11 (“Acquisitions and Discontinued Operations”).

During the first nine months of 2012, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 42.

Figure 42. European Sovereign and Non-sovereign Debt Exposures

September 30, 2012 in millions	Short- and Long- Term Commercial Total	(a)	Foreign Exchange and Derivatives with Collateral	(b)	Net Exposure

France:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		$(11)		$(11)
Non-sovereign non-financial institutions	$79		—		79

Total	79		(11)		68
Germany:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		(8)		(8)
Non-sovereign non-financial institutions	343		—		343

Total	343		(8)		335
Greece:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Iceland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Ireland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	10		—		10

Total	10		—		10
Italy:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	57		—		57

Total	57		—		57
Netherlands:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		9		9
Non-sovereign non-financial institutions	278		—		278

Total	278		9		287
Portugal:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Spain:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	44		—		44

Total	44		—		44
Switzerland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		2		2
Non-sovereign non-financial institutions	97		—		97

Total	97		2		99
United Kingdom:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		1		1
Non-sovereign non-financial institutions	204		—		204

Total	204		1		205
Other Europe: (c)
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	61		—		61

Total	61		—		61
Total Europe:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		(7)		(7)
Non-sovereign non-financial institutions	1,173		—		1,173

Total	$1,173		$(7)		$1,166

(a)	This column represents our outstanding leases.

(b)	These represent contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 82% of our exposure in other Europe is in Belgium, Finland, and Sweden.

Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities. At-risk exposures in the rest of the world, which are actively monitored by management total less than $1 million.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2012, KeyCorp and its subsidiaries are defendants or putative defendants in a variety of legal proceedings, in the form of regulatory/government investigations as well as private, civil litigation and arbitration proceedings. The private, civil litigations range from individual actions involving a single plaintiff to class action lawsuits. Investigations involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These legal proceedings are at varying stages of adjudication, arbitration or investigation and involve a variety of claims (including common law tort, contract claims, securities, ERISA, and consumer protection claims). At times, these legal proceedings may present novel claims or legal theories.

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

As previously reported, as authorized by our Board and pursuant to our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve, beginning in the second quarter of 2012, KeyCorp had authority to repurchase up to $344 million of our Common Shares for general repurchase and repurchases in connection with employee elections under our compensation and benefit programs.

During the third quarter of 2012, we completed $82 million of Common Share repurchases. Following completion of these repurchases (as well as our Common Share repurchases during the second quarter of 2012), we have remaining authority to repurchase up to $177 million of our Common Shares for general repurchase and repurchases in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2013.

The following table summarizes Key’s repurchases of its Common Shares for the three months ended September 30, 2012.

Calendar month	Total number of shares repurchased	(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs	(b)

July 1 - 31	2,120,385		$7.98	2,118,050	40,626,254
August 1 - 31	4,787,981		8.29	4,784,000	34,497,789
September 1 - 30	2,747,916		8.77	2,737,071	31,020,843

Total	9,656,282		$8.36	9,639,121

(a)	Includes Common Shares deemed surrendered by employees in connection with Key’s stock compensation and benefit plans to satisfy tax obligations and repurchases in the open market.

(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares on July 31, 2012 at $7.98, August 31, 2012 at $8.43, and September 30, 2012 at $8.74, plus our previously existing program shares available of 13,922,496.

Item  6.  Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Date: November 1, 2012
By: Robert L. Morris
Chief Accounting Officer