Form 10-K
period 2012-12-31
KEYCORP /NEW/
filed 2013-02-26
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2012

Commission file number: 1-11302

Exact name of Registrant as specified in its charter:

Ohio	34-6542451
State or other jurisdiction of incorporation or organization:	IRS Employer Identification Number:
127 Public Square, Cleveland, Ohio	44114-1306
Address of Principal Executive Offices:	Zip Code:

(216) 689-3000
Registrant’s Telephone Number, including area code:

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Shares, $1 par value (“Common Shares”)	New York Stock Exchange
7.750% Non-Cumulative Perpetual Convertible Preferred Stock, Series A	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $7,317,963,768 (based on the June 30, 2012, closing price of Common Shares of $7.74 as reported on the New York Stock Exchange). As of February 25, 2013, there were 923,858,672 Common Shares outstanding.

Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:

¿	continued strain on the global financial markets as a result of economic slowdowns and concerns;

¿	the slow progress of the U.S. economic recovery;

¿	changes in trade, monetary and fiscal policies of various governmental bodies and central banks in the economies in which we operate;

¿

our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

¿	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

¿

current regulatory initiatives in the U.S., including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, subjecting us to a variety of new and more stringent legal and regulatory requirements and increased scrutiny from our regulators;

¿	the deterioration of unemployment or real estate asset values or their failure to recover for an extended period of time;

¿	adverse changes in credit quality trends;

¿	our ability to determine accurate values of certain assets and liabilities;

¿	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

¿	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

¿	the soundness of other financial institutions;

¿	our ability to satisfy new capital and liquidity standards such as those imposed by the Dodd-Frank Act and those adopted by the Basel Committee;

¿	our ability to receive dividends from our subsidiary, KeyBank;

¿	reductions of the credit ratings assigned to KeyCorp and KeyBank;

¿	unexpected or prolonged changes in the level or cost of liquidity;

¿	our ability to secure alternative funding sources under stressed liquidity conditions;

¿	our ability to timely and effectively implement our strategic initiatives;

¿	operational or risk management failures;

¿	breaches of security or failures of our technology systems due to technological, cybersecurity threats or other factors;

¿	the occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate; and

¿	the adequacy of our risk management programs;

¿	adverse judicial proceedings;

¿	increased competitive pressure due to consolidation;

¿	our ability to attract and/or retain talented executives and employees;

¿	our ability to effectively sell additional products or services to new or existing customers;

¿	our ability to manage our reputational risks;

¿	unanticipated adverse effects of acquisitions and dispositions of assets, business units or affiliates; and

¿	other risks and uncertainties discussed in Part 1, Item 1A: Risk Factors in this report.

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

KEYCORP

2012 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.  BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and are one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $89.2 billion at December 31, 2012. KeyCorp is the parent holding company for KeyBank National Association (“KeyBank”), its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance and investment banking products and services to individual, corporate and institutional clients through two major business segments: Key Community Bank and Key Corporate Bank.

As of December 31, 2012, these services were provided across the country through KeyBank’s 1,088 full-service retail banking branches in 14 states, additional offices, a telephone banking call center services group and a network of 1,611 automated teller machines (“ATMs”) in 15 states. Additional information pertaining to our two business segments is included in this report in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the “Line of Business Results” section, and in Note 21 (“Line of Business Results”) of the Notes to the Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data are incorporated herein by reference. KeyCorp and its subsidiaries had an average of 15,589 full-time equivalent employees for 2012.

In addition to the customary banking services of accepting deposits and making loans, our bank and trust company subsidiaries offer personal and corporate trust services, personal financial services, access to mutual funds, cash management services, investment banking and capital markets products, and international banking services. Through our bank, trust companies and registered investment adviser subsidiaries, we provide investment management services to clients that include large corporate and public retirement plans, foundations and endowments, high-net-worth individuals and multi-employer trust funds established for providing pension or other benefits to employees.

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

Important Terms Used in this Report

As used in this report, references to “Key,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. KeyCorp refers solely to the parent holding company, and KeyBank refers solely to KeyCorp’s subsidiary, KeyBank National Association.

The acronyms and abbreviations identified in Part II, Item 8, Note 1 (“Summary of Significant Accounting Policies”) hereof are used throughout this report, particularly in the Notes to Consolidated Financial Statements as well as in the Management’s Discussion & Analysis of Financial Condition & Results of Operations. You may find it helpful to refer to that section as you read this report.

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank.

Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit, investment, lending, credit card, and personalized wealth management products and services. These products and services are provided through our relationship managers and specialists working in our 14-state branch network, which is organized into three internally defined geographic regions: Rocky Mountains and Northwest, Great Lakes, and Northeast.

The following table presents the geographic diversity of Key Community Bank’s average deposits, commercial loans and home equity loans.

	Geographic Region
Year Ended December 31, 2012 dollars in millions	Rocky Mountains and Northwest		Great Lakes		Northeast		Nonregion	(a)		Total
Average deposits	$16,002		$15,381		$15,042		$2,500			$48,925
Percent of total	32.7	%	31.4	%	30.8	%	5.1		%	100.0	%

Average commercial loans	$5,424		$3,878		$2,964		$2,543			$14,809
Percent of total	36.6	%	26.2	%	20.0	%	17.2		%	100.0	%

Average home equity loans	$4,431		$2,512		$2,474		$103			$9,520
Percent of total	46.5	%	26.4	%	26.0	%	1.1		%	100.0	%
(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Key Community Bank regions.

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

Additional Information

The following financial data is included in this report in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data are incorporated herein by reference as indicated below:

Our executive offices are located at 127 Public Square, Cleveland, Ohio 44114-1306, and our telephone number is (216) 689-3000. Our website is www.Key.com, and the investor relations section of our website may be reached through www.key.com/ir. We make available free of charge, on or through the investor relations links on our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department, are the charters for our Audit Committee, Compensation and Organization Committee, Executive Committee, Nominating and Corporate Governance Committee, and Risk Committee; our Corporate Governance Guidelines; the Code of Ethics governing our directors, officers and employees; our Standards for Determining Independence of Directors; our Limitation on Luxury Expenditures Policy; and our Statement of Political Activity. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any senior executive officer or director. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act.

Shareholders may obtain a copy of any of the above-referenced corporate governance documents by writing to our Investor Relations Department at Investor Relations, KeyCorp, 127 Public Square, Mailcode OH-01-27-1113, Cleveland, Ohio 44114-1306; by calling (216) 689-3000; or by sending an e-mail to investor_relations@keybank.com.

Acquisitions and Divestitures

The information presented in Note 13 (“Acquisitions and Discontinued Operations”) is incorporated herein by reference.

Competition

The market for banking and related financial services is highly competitive. Key competes with other providers of financial services, such as bank holding companies, commercial banks, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national institutions that offer financial services. Many of our competitors enjoy fewer regulatory constraints and some may have lower cost structures. The financial services industry is likely to become more competitive as further technology advances enable more companies to provide financial services. Technological advances may diminish the importance of depository institutions and other financial institutions. We compete by offering quality products and innovative services at competitive prices, and by maintaining our products and services offerings to keep pace with customer preferences and industry standards.

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services. Consolidation continued during 2012 and led to redistribution of deposits and certain banking assets to larger financial institutions, including through the Federal Deposit Insurance Corporation (the “FDIC”) least-cost resolution process, albeit at a far slower pace than 2011 and 2010. Financial institutions with liquidity challenges sought mergers and other resolutions, and the deposits and certain banking assets of the 300 banks that failed between 2010 and 2012, representing $138.6 billion in total assets, were redistributed through the FDIC’s least-cost resolution process.

Supervision and Regulation

The following discussion addresses elements of the regulatory framework applicable to BHCs and banks and provides certain specific information regarding material elements of the regulatory framework applicable to us. This regulatory framework is intended primarily to protect customers and depositors, the DIF and the banking system as a whole, rather than for the protection of security holders and creditors. Comprehensive reform of the legislative and regulatory environment occurred in 2010 and remains ongoing resulting from enactment of the Dodd-Frank Act. We cannot predict changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on our business, financial condition, results of operations, and access to liquidity or credit.

General

As a BHC, KeyCorp is subject to regulation, supervision and examination by the Federal Reserve under the BHCA. Under the BHCA, BHCs may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any bank, without the prior approval of the Federal Reserve. In addition, BHCs are generally prohibited from engaging in commercial or industrial activities.

Under the Dodd-Frank Act and Federal Reserve policy, a BHC is expected to serve as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at a time when we may not have the resources to, or would choose not to, provide it. Certain loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, federal law provides that in the event of a bankruptcy, any commitment by a BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Federal law also establishes a system of prudential and functional federal regulation under which the Federal Reserve is the umbrella regulator for BHCs, while their affiliates are principally regulated by prudential and functional regulators such as the OCC for national banks and federal savings associations, the FDIC for non-member state banks and savings associations, the Federal Reserve for member state banks, the CFPB for federal consumer financial laws and consumer financial products or services, the SEC and FINRA for securities broker/dealer activities, the SEC and CFTC for swaps and other derivatives, and state insurance regulators for insurance activities. Certain specific activities, including traditional bank trust and fiduciary activities, may be conducted in a bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of securities functional regulation. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable risks.

Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the OCC. At December 31, 2012, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and two national bank subsidiaries that are limited to fiduciary activities. The FDIC also has certain regulatory, supervisory and examination authority over KeyBank and KeyCorp under the FDIA and Dodd-Frank Act.

We have other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve, as well as other applicable state and federal regulatory agencies and self-regulatory organizations. Our securities brokerage and asset management subsidiaries are subject to supervision and regulation by the SEC, FINRA and state securities regulators, and our insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the states in which they operate. Our other nonbank subsidiaries are subject to laws and regulations of both the federal government and the various states in which they are authorized to do business.

Regulatory Reform Developments

On July 21, 2010, the Dodd-Frank Act became law. It was intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the U.S., reduce the risks of bank failures, better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of bank and nonbank SIFIs, such as KeyCorp and KeyBank. The following provides a summary of relevant regulatory developments relating to the Dodd-Frank Act.

Consumer Financial Protection Bureau

Title X of the Dodd-Frank Act created the CFPB as a new consumer financial services regulator. We are now subject to supervision, regulation and examination by the CFPB. The CFPB supervises banks and their affiliates, such as Key, with assets of more than $10 billion for compliance with federal consumer protection laws. The CFPB also regulates consumer financial products and services sold by banks and non-bank companies and has rule making authority with respect to federal consumer financial laws. Any new regulatory requirements promulgated by the CFPB or modifications in the interpretations of existing regulations could require changes to our consumer businesses. In addition, we may face potential enforcement actions by the CFPB and civil actions by state attorneys general for violation of various state and federal consumer protection laws.

On January 10, 2013, the CFPB issued its final rule to implement sections of the Dodd-Frank Act that will require lenders to verify a consumer’s ability to repay a mortgage loan. The rule establishes certain minimum requirements for creditors when making ability to pay determinations, and establishes certain protections from liability for mortgages meeting the definition of “qualified mortgages”. The final rule becomes effective on January 10, 2014. We are currently analyzing the final rule in order to determine its impact on Key’s mortgage lending business.

The CFPB issued its final rules on January 17, 2013, to implement sections of the Dodd-Frank Act addressing certain obligations of mortgage servicers to correct errors asserted by mortgage loan borrowers and to provide certain information requested by such borrowers. The final rules also: impose requirements on a mortgage servicer in connection with the force placement of collateral insurance; mandate certain notices prior to rate adjustments on adjustable-rate mortgages; and establish requirements for periodic disclosures to borrowers. These rules will apply directly to Key and to any third-party mortgage servicer engaged by Key, and become effective on January 10, 2014.

Financial Stability Oversight Council

Title I of the Dodd-Frank Act created the FSOC as a new systemic risk oversight body to identify, monitor and address potential threats to U.S. financial stability. We are now subject to oversight and regulation by the FSOC. The FSOC is responsible for identifying systemic risks, promoting stronger financial regulation and identifying those non-bank companies that are systemically important and thus should be subject to regulation by the Federal Reserve. In addition, in extraordinary cases the FSOC, together with the Federal Reserve, could require the breakup of financial firms that are deemed to present a grave threat to U.S. financial stability.

“Volcker Rule”

Section 619 of the Dodd-Frank Act added new Section 13 to the BHCA, which is referred to as the “Volcker Rule.” The Volcker Rule prohibits an insured depository institution and its affiliates from engaging in certain types of proprietary trading and restricts the ability of banks to sponsor or invest in private equity or hedge funds. Key is affected by some parts of the Volcker Rule, but the effect is uncertain until the final rule is implemented. The scope of the proprietary trading prohibition, and its impact on Key, will depend on the definitions in the final rule, particularly those definitions related to statutory exemptions for risk-mitigating hedging activities; market-making; and customer-related activities. In addition, the final rule is expected to include restrictions on Key’s private equity and hedge fund activities. As of December 31, 2012, our principal investments and real estate capital lines of business hold certain investments not exceeding $450 million that we expect may be subject to certain limitations under the final Volcker Rule. Under the proposed rulemaking announced on October 11, 2011, we expect to be able to hold these investments until July 2014 with no restriction, and be eligible to obtain up to three one-year extension periods, subject to regulatory approvals. A forced sale of some of these investments could result in Key receiving less value than it would otherwise have received. Depending on the provisions of the final Volcker Rule, it is possible that other structures through which Key conducts business, but that are not typically referred to as private equity or hedge funds, could be restricted with an impact that cannot yet be evaluated.

Debit Card Interchange

Federal Reserve Regulation II — Debit II — Debit Card Interchange Fees and Routing — limits debit card interchange fees, eliminates exclusivity arrangements between issuers and networks for debit card transactions, and imposes limits for restrictions on merchant discounting for the use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards. The relevant portions of Regulation II became effective October 1, 2011.

Resolution Plans

BHCs with $50 billion or more in total consolidated assets, including KeyCorp, are required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. In a related rulemaking, the

FDIC adopted a final rule on January 23, 2012, requiring insured depository institutions with $50 billion or more in total consolidated assets, including KeyBank, to prepare and submit a resolution plan to the FDIC. The initial plans for KeyCorp and KeyBank are each due December 31, 2013, and updated plans must be submitted annually thereafter.

Enhanced Prudential Standards

On January 5, 2012, the Federal Reserve published proposed Regulation YY — Enhanced Prudential Standards — as part of its efforts to implement enhanced prudential standards and early remediation requirements to be imposed upon SIFIs pursuant to the Dodd-Frank Act. It generally applies to SIFIs like KeyCorp and includes a wide range of measures addressing issues such as risk-based capital requirements and leverage limits, liquidity requirements, single-counterparty credit limits, risk management, supervisory and company-run stress testing requirements, and early remediation. As indicated below, the Federal Reserve has finalized Regulation YY only with respect to supervisory and company-run stress testing requirements.

Supervisory and Company-Run Stress Testing

The Dodd-Frank Act requires the Federal Reserve to conduct an annual supervisory stress test on certain banking organizations, including KeyCorp, to evaluate whether they have sufficient capital, on a total consolidated basis, to absorb losses as a result of adverse economic conditions. Stress testing scenarios (including those describing hypothetical baseline, adverse, and severely adverse economic and financial conditions) were published by the Federal Reserve. On January 28, 2013, the Federal Reserve announced that it will release results from the supervisory stress tests conducted on KeyCorp and other banking organizations on March 7, 2013. Under the final rule, we are required to consider the results of the stress test as part of our capital planning process and must update our resolution plan as the Federal Reserve determines appropriate based on the results of the stress test.

Company-run stress tests conducted by KeyCorp and KeyBank are also required by the Dodd-Frank Act. Stress testing scenarios (including those describing hypothetical baseline, adverse, and severely adverse economic and financial conditions) were published by the Federal Reserve and OCC. Results of these stress tests were reported to the Federal Reserve and OCC on January 7, 2013, and will be publicly disclosed (the first public disclosure is required by the rules to be made between March 15 and March 31, 2013).

Credit Risk Retention Requirements

Section 941 of the Dodd-Frank Act requires the Federal banking agencies and the SEC to jointly prescribe regulations to require any securitizer to retain an economic interest in a portion of the credit risk for any asset that the securitizer transfers to a third party through the issuance of an asset-backed security. It also requires these agencies, together with the FHFA and HUD, to jointly prescribe regulations to require any securitizer to retain an economic interest in a portion of the credit risk for any residential mortgage asset that the securitizer transfers to a third party through the issuance of an asset-backed security. These agencies jointly proposed the required regulations in 2011, but have not yet published their final rules. The rules are required to become effective for residential mortgage securitizations one year after publication of final rules and for other securitizations two years after publication of the final rules in the Federal Register.

The proposed rules provide a menu of numerous alternatives for meeting the risk retention requirements, including some options available for any type of securitization and others specifically designed for certain asset classes. They would also provide a full exemption from the risk retention requirements for securitizations backed by residential mortgages, commercial loans, commercial real estate loans and automobile loans meeting certain precisely specified product and underwriting criteria.

We are a significant servicer of commercial mortgages held by others, including securitization vehicles. We anticipate that these Dodd-Frank Act credit risk retention requirements will impact the market for loans of types that historically have been securitized, potentially affecting the volumes of loans securitized, the types of loan products made available, the terms on which loans are offered, consumer and business demand for loans, and the need for third party loan servicers. The risk retention rules themselves could have the effect of slowing the rebound in the securitization markets and, as a result, may impact the willingness of banks, including us, to make loans due to balance sheet management requirements.

Derivatives

Dodd-Frank imposes a new regulatory regime on the U.S. derivatives markets. While some of the provisions related to derivatives markets went into effect on July 16, 2011, many of the new requirements await final regulations from the relevant regulatory agencies for derivatives, the CFTC and the SEC. One aspect of this new regulatory regime for derivatives is that substantial oversight responsibility has been provided to the CFTC, which, as a result, will for the first time have a meaningful supervisory role with respect to some of our businesses. Although the ultimate impact will depend on the final regulations, we expect that our derivatives business will likely be subject to new substantive requirements, including registration with the CFTC, margin requirements in excess of current market practice, capital requirements specific to this business, real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. These requirements will collectively impose implementation and ongoing compliance burdens on us and will introduce additional legal risk (including as a result of newly applicable anti-fraud and anti-manipulation provisions and private rights of action). Depending on the final rules that relate to our swaps businesses, the nature and extent of those businesses may change.

Preemption

Federal preemption and the application of state consumer protection laws to national banks is still an evolving area of the law. Depending on how such questions are ultimately resolved, as a national bank with multi-state operations and a multi-state customer base, KeyBank may experience an increase in state and local regulation of our retail banking business and additional compliance obligations, revenue impacts and costs.

New Assessments, Fees and Other Charges

Certain provisions of the Dodd-Frank Act require or authorize certain U.S. governmental departments, agencies and instrumentalities to collect new assessments, fees and other charges from BHCs and banks, like KeyCorp and KeyBank, regardless of risk. For example, on May 21, 2012, the U.S. Treasury adopted a final rule under the Dodd-Frank Act establishing an assessment schedule for SIFIs to collect semiannual assessments to pay the expenses of the OFR, including the expenses of the FSOC and certain expenses for implementing the orderly liquidation activities of the FDIC. The assessment upon KeyCorp is based on Key’s average total consolidated assets as reported in its Federal Reserve regulatory reports over four quarters preceding the relevant determination date. Key’s initial semiannual assessment of $684,250 was collected on July 20, 2012. Similarly, and although no proposals have yet been issued, Section 318 of the Dodd-Frank Act requires the Federal Reserve, and authorizes the OCC and FDIC, to charge SIFIs and institutions regulated by these agencies new assessments, fees and other charges in connection with their examination, supervision, and regulation of such companies.

Bank Transactions with Affiliates

Federal banking law and the regulations adopted to implement it impose qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates, including the bank’s parent BHC and certain companies in which it may have as little as a 15% equity interest or may otherwise be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s length terms, and cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the BHC may be required to provide it. These provisions materially restrict the ability of KeyBank, as a bank, to fund its affiliates, including KeyCorp, KeyBanc Capital Markets Inc., Victory Capital Advisers, Inc., any of the Victory mutual funds, and KeyCorp’s nonbanking subsidiaries engaged in making merchant banking investments (and certain companies in which these subsidiaries have invested).

Provisions added by the Dodd-Frank Act expanded the scope of (i) the definition of “affiliate” to include any “investment fund” having any bank or BHC affiliated company as an investment adviser, (ii) credit exposures subject to the prohibition on the acceptance of low-quality assets or securities issued by an affiliate as collateral, the quantitative limits, and the collateralization requirements to now include credit exposures arising out of derivative, repurchase agreement, and securities lending/borrowing transactions, and (iii) transactions subject to quantitative limits to now also include credit collateralized by affiliate-issued debt obligations that are not securities. In addition, these provisions require that a credit extension to an affiliate remain secured in accordance with the collateral requirements “at all times” that it is outstanding, rather than the previous requirement of only at the inception or upon material modification of the transaction. They also raise significantly the procedural and substantive hurdles required to obtain a regulatory exemption from the affiliate transaction requirements. These provisions became effective on July 21, 2012, and the Federal Reserve has indicated that a proposed rule is expected to be released in 2013. Until the Federal Reserve publishes final rules, it will be difficult to assess the impact of these provisions of the Dodd-Frank Act.

Capital

Current Regulatory Capital Requirements

Federal banking regulators have promulgated risk-based capital and leverage ratio requirements applicable to BHCs and their bank subsidiaries. Adequacy of regulatory capital is assessed periodically by the federal banking agencies in the examination and supervision process, and in the evaluation of applications in connection with specific transactions and activities, including acquisitions, expansion of existing activities and commencement of new activities.

Under the current risk-based capital requirements, KeyCorp and its bank subsidiaries are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (which include certain off-balance sheet exposures) of 8%. At least half of the total capital must be composed of common shareholders’ equity excluding the over- or underfunded status of post-retirement benefit obligations, unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale, and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable equity investments. This is called “Tier 1 capital.” The remainder may consist of qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for credit losses. This is called “Tier 2 capital.”

Federal banking regulators also have established minimum leverage ratio requirements for banking organizations. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets. The minimum leverage ratio is currently 3% for BHCs that are considered “strong” by the Federal Reserve or which have implemented the Federal Reserve’s risk-based capital measure for market risk. Similarly, the minimum leverage ratio is currently 3% for national banks considered “strong” by the OCC. Other BHCs and national banks must have a minimum leverage ratio of 4%.

Pursuant to Section 171 of the Dodd-Frank Act, the risk-based and leverage capital standards that were in effect prior to enactment of the Dodd-Frank Act and applicable to FDIC-insured depository institutions are imposed upon U.S. BHCs like KeyCorp, subject to a phased-in three year transition period that began on January 1, 2013. One effect of this provision is to eliminate trust preferred securities at the U.S. BHC level as an element of Tier 1 capital.

BHCs and banks with securities and commodities trading activities that exceed specified levels are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk and default risk).

On January 1, 2013, a joint final rule to implement changes to the market risk capital rule became effective, replacing the rule that originally was adopted effective January 1, 1997. It applies to banking organizations, such as KeyCorp and KeyBank, with trading assets and liabilities of at least $1 billion, or 10% of total assets. The rule changes the methodology for calculating the risk-weighted assets related to trading assets and includes, among other things, the addition of a stressed VaR component. Additionally, the rule eliminates the use of credit ratings in calculating specific risk capital requirements for certain debt and securitization positions. We do not currently anticipate that the changes to this rule will have a material impact on Key’s or KeyBank’s risk-weighted assets or capital ratios.

BHCs and national banks may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile or growth plans. At December 31, 2012, Key and KeyBank had regulatory capital in excess of all current minimum risk-based capital and leverage ratio requirements.

The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to a FDIC-insured depository institution if that institution does not meet certain capital adequacy standards. Such institutions are grouped into one of five prompt corrective action capital categories — well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized — using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well-capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. At December 31, 2012, KeyBank satisfied the criteria for the prompt corrective action well-capitalized capital category. Federal law also requires that the bank regulatory agencies implement systems for prompt corrective action for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more restrictions on operations, management and capital distributions.

The prompt corrective action requirements apply only to FDIC-insured depository institutions and not to BHCs. However, the Federal Reserve is authorized to take appropriate action against the BHC based on the undercapitalized status of any such subsidiary institution and, in certain instances, the BHC would be required to guarantee the performance of the capital restoration plan for its undercapitalized subsidiary institution. Nevertheless, if such prompt corrective action capital categories applied to BHCs, we believe that KeyCorp would satisfy the criteria for the well-capitalized capital category at December 31, 2012. An institution’s prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of the institution or parent BHC, and should be considered in conjunction with other available information regarding the financial condition and results of operations of the institution and its parent BHC.

Basel Accords

Basel I

The current minimum risk-based capital requirements adopted by the U.S. federal banking agencies and applicable to Key and described above are based on a 1988 international accord (“Basel I”) that was developed by the Basel Committee on Banking Supervision (the “Basel Committee”).

Basel III Capital and Liquidity Framework

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III is a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector. These measures aim to improve the banking sector’s ability to absorb shocks arising from financial and economic stress, whatever the source, improve risk management and governance, and strengthen banks’ transparency and disclosures. Basel III requires higher and better-quality capital, better risk coverage, the introduction of a new leverage ratio as a backstop to the risk-based requirement, measures to promote the buildup of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

The Basel III final capital framework, among other things, introduces as a new capital measure, “common equity Tier 1,” and specifies that Tier 1 capital consists of common equity Tier 1 and “additional Tier 1 capital” instruments meeting specified requirements.

The implementation of the Basel III final capital framework commenced January 1, 2013 and will be fully phased-in on January 1, 2019. Beginning January 2013, banks with regulators adopting these standards in full are required to meet the following minimum capital ratios; 3.5% common equity Tier 1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets, and 8.0% total capital to risk-weighted assets. The implementation of a capital conservation buffer, effectively raising the minimum capital requirements, will begin on January 1, 2016, at 0.625% and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

When fully phased-in, the Basel III capital framework will require banks to maintain: (a) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer; (b) a Tier 1 capital to risk-weighted assets ratio of at least 6%, plus the capital conservation buffer; (c) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer; and (d) a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter). Thus, when the capital conservation buffer is fully phased-in, minimum ratios will effectively be 7% for common equity Tier 1, 8.5% for Tier 1 capital and 10.5% for total capital, with the 3% leverage ratio being maintained. Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a common equity Tier 1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III final capital framework provides for a number of adjustments to, including new deductions from, Tier 1 capital. These include, for example, the inclusion of the mark to market on the available for sale investment securities portfolio, the deduction of the defined pension benefit asset, the deduction of certain deferred tax assets, and the requirement that mortgage servicing rights and significant investments in non-consolidated financial entities be deducted from common equity Tier 1 to the extent that any one such category exceeds 10% of common equity Tier 1 or all such categories in the aggregate exceed 15% of common equity Tier 1. Implementation of the adjustments and new deductions from common equity Tier 1 will begin on January 1, 2014, and will be phased-in over a five-year period (20% per year).

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

Both of these measures are subject to observation periods and transitional arrangements. The Basel III liquidity framework provides specifically that revisions to the liquidity coverage ratio will be made by mid-2013, with such ratio being introduced as a requirement on January 1, 2015, revisions to the net stable funding ratio will be made by mid-2016, and the net stable funding ratio will be introduced as a requirement on January 1, 2018.

In January 2013, the Basel Committee issued its revisions to the liquidity coverage ratio. Important changes include a phased-in implementation (introduction as planned on January 1, 2015, but with minimum requirements beginning at 60%, rising in equal annual steps of 10% to reach full implementation on January 1, 2019), an expansion of the range of assets eligible to be high-quality liquid assets, and some refinements to the assumed inflow and outflow rates to better reflect actual experience in times of stress.

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

Proposed Implementation of the Basel III Capital Framework

On August 30, 2012, the federal banking agencies jointly published three separate NPRs seeking comment on proposed rules that would revise and replace their current capital rules in a manner consistent both with relevant provisions of the Dodd-Frank Act as well as the implementation of the Basel III capital framework. The comment period on these NPRs ended on October 22, 2012.

One NPR (the “Basel III NPR”) proposes the majority of the revisions to international capital standards in Basel III, including a more restrictive definition of regulatory capital (such as providing for the phase-out of trust preferred securities as Tier 1 capital), higher minimum regulatory capital requirements, and the imposition of capital conservation and countercyclical capital buffers. It also proposes limitations on certain distributions and discretionary bonuses as well as revisions to the agencies’ prompt corrective action regulations. Another NPR (the “Standardized Approach NPR”) proposes new methodologies for determining risk-weighted assets, such as by expanding the number and type of exposure categories, providing a more comprehensive recognition of collateral and guarantees, and introducing or applying more risk-sensitive treatment for certain exposures (including certain high-volatility commercial real estate, corporate, equity, foreign, securitization, derivative, residential mortgage, and 90 day or more past due exposures). It also proposes detailed qualitative and quantitative public disclosure requirements relating to capital adequacy. The final NPR (the “Advanced Approaches NPR”) proposes to revise the current advanced approaches risk-based capital rule to incorporate certain aspects of Basel III as well as certain other revisions to the Basel capital framework published by the Basel Committee between 2009-2011. While Key and KeyBank are subject to the Basel III and Standardized Approach NPRs, they are not subject to the Advanced Approaches NPR.

Implementation of the Basel III final capital framework was proposed to begin on January 1, 2013, with minimum capital ratios and prompt corrective action requirements implemented by January 1, 2015, and the capital conservation buffer phased-in from January 1, 2016, through January 1, 2019. On November 9, 2012, however, the agencies issued a joint press release (the “November 2012 Release”) indicating that none of the Basel III, Standardized Approach, and Advanced Approaches NPRs would become effective on January 1, 2013, and that the agencies would take operational and other considerations into account when determining appropriate implementation dates and associated transition periods for them.

New Proposed Minimum Capital Requirements

As originally proposed, beginning January 1, 2013, banking organizations subject to the Basel III and Standardized Approach NPRs, like Key, would be required to meet the minimum capital and leverage ratios set forth in the following table. At December 31, 2012, Key had a Tier 1 common equity ratio of 11.36% under current Basel I. Also at December 31, 2012, based on the fully phased-in Basel III and Standardized Approach NPRs, Key estimates that its capital and leverage ratios, after adjustment for market risk pursuant to the new joint final market risk rule, would be as set forth in the following table. There can be no guarantee, however, that the Basel III and Standardized Approach NPRs will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

Estimated Ratios vs. Proposed Minimum Capital Ratios Calculated Under the Fully Phased-In Basel III and Standardized Approach NPRs

Ratios (including Capital conservation buffer)	Key 12-31-2012 Estimated		Proposed Minimum 1-1-2013	(a)	Phase-in Period	(a)	Proposed Minimum 1-1-2019	(a)
Common Equity Tier 1	10.4	%	3.5	%	1/1/13 - 1/1/15		4.5	%
Capital conservation buffer (b)			—		1/1/16 - 1/1/19		2.5
Common Equity Tier 1 + Capital conservation buffer			3.5		1/1/13 - 1/1/19		7.0
Tier 1 Capital	10.7		4.5		1/1/13 - 1/1/15		6.0
Tier 1 Capital + Capital conservation buffer			4.5		1/1/13 - 1/1/19		8.5
Total Capital	13.5		8.0		None		8.0
Total Capital + Capital conservation buffer			8.0		1/1/16 - 1/1/19		10.5
Leverage (c)	10.2		4.0		None		4.0

(a)	Per the November 2012 Release, the proposed implementation dates and phase-in periods are subject to extension.

(b)	Capital conservation buffer must consist of Common Equity Tier 1 capital. Key is not subject to the proposed countercyclical capital buffer of up to 2.5% imposed under the Advanced Approaches NPR.

(c)	Key is not subject to the proposed 3% supplemental leverage ratio requirement imposed under the Advanced Approaches NPR.

Revised Prompt Corrective Action Standards

Under the Basel III NPR, the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions, such as KeyBank, are proposed to be revised. The table below identifies the proposed capital category threshold ratios for a well capitalized and an adequately capitalized institution under current law and the Basel III and Standardized Approach NPRs.

Proposed Revised Prompt Corrective Action Well Capitalized and Adequately Capitalized Capital Category Ratios

Prompt Corrective Action	Capital Category
	Well Capitalized				Adequately Capitalized
Ratio	Proposed		Current		Proposed		Current
Common Equity Tier 1 Risk-Based	6.5	%	N/A		4.5	%	N/A
Tier 1 Risk-Based	8.0		6.0	%	6.0		4.0	%
Total Risk-Based	10.0		10.0		8.0		8.0
Tier 1 Leverage	5.0		5.0		4.0		3.0 or 4.0

We believe that, as of December 31, 2012, Key and KeyBank would meet all capital adequacy and corrective action capital and leverage ratio requirements under the Basel III and Standardized Approach NPRs on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and Standardized Approach NPRs will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

As previously indicated, the prompt corrective action requirements apply only to FDIC-insured depository institutions and not to BHCs. Nevertheless, if such prompt corrective action capital categories applied to BHCs, we believe that KeyCorp would meet all prompt corrective action capital and leverage ratio requirements for a well-capitalized capital category at December 31, 2012, under the Basel III and Standardized Approach NPRs on a fully phased-in basis if such requirements were currently effective.

Capital Planning and Review of Capital Actions

U.S. BHCs with total consolidated assets of at least $50 billion, including KeyCorp, must submit capital plans to the Federal Reserve on an annual basis and, notwithstanding written non-objection to the capital plan, must obtain in certain circumstances written approval or non-objection to make capital distributions. Such BHCs are also subject to Federal Reserve supervisory guidance with respect to the declaration and payment of dividends, capital redemptions, and capital repurchases in the context of such BHC’s capital planning processes, including the supervisory expectation for prior notification to, and consultation with, Federal Reserve supervisory staff regarding certain dividends and capital redemptions and repurchases.

The Federal Reserve’s supervisory review of a BHC’s capital plan includes an assessment of:

—

the comprehensiveness of the plan, including the extent to which the analysis underlying the plan captures and addresses potential risks stemming from all activities across the BHC under baseline and stressed operating conditions and the BHC’s capital policy;

—	the reasonableness of the BHC’s assumptions and analysis underlying the plan and the BHC’s methodologies for reviewing the robustness of the BHC’s capital adequacy process; and

—

the BHC’s ability to maintain capital above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5% on a pro forma basis under expected and stressful conditions throughout the planning horizon.

Nineteen of the largest BHCs, including KeyCorp, are required to submit a capital plan to the Federal Reserve for CCAR. CCAR is an annual exercise by the Federal Reserve to ensure that the largest BHCs have sufficient capital to continue operations throughout times of financial and economic stress and robust, forward-looking capital planning processes that account for their unique risks. As part of CCAR, the Federal Reserve evaluates such BHC’s capital adequacy, internal capital adequacy assessment processes, and plans to take capital actions, including capital distributions. KeyCorp filed its CCAR 2013 capital plan on January 7, 2013. On January 28, 2013, the Federal Reserve announced that the results from CCAR 2013 will be released on March 14, 2013.

As part of CCAR, the Federal Reserve will continue to evaluate whether proposed capital actions are appropriate in light of the BHC’s plans to meet the proposed Basel III requirements. As part of its capital plan submission, the BHC should provide a transition plan that includes pro forma estimates under baseline conditions of the BHC’s regulatory capital ratios under the proposed Basel III capital framework as it would be implemented in the U.S. BHCs that meet the minimum ratio requirement during the Basel III transition period but remain below the 7% tier 1 common equity target (minimum plus capital conservation buffer) will be expected to maintain prudent earnings retention policies with a view to meeting the capital conservation buffer under the time-frame described in the Basel III NPR, subject to extension pursuant to the November 2012 Release.

The Federal Reserve will approve dividend increases or other capital distributions for companies whose capital plans are approved by regulators and who are able to demonstrate sufficient financial strength to continue to operate as financial intermediaries under stressed macroeconomic and financial market scenarios, even after making the planned capital distributions.

Dividend Restrictions

Federal banking law and regulations impose limitations on the payment of dividends by our national bank subsidiaries. Historically, dividends paid by KeyBank have been an important source of cash flow for KeyCorp to pay dividends on its equity securities and interest on its debt. Our national bank subsidiaries are limited to the lesser of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s undivided profits. In addition, if in the opinion of a federal banking agency a banking organization (such as KeyCorp and KeyBank) under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the organization, could include the payment of dividends), the agency may require that such organization cease and desist from such practice.

During 2012, KeyBank paid KeyCorp a total of $1.8 billion in dividends; nonbank subsidiaries did not pay any cash or noncash dividends to KeyCorp. As of January 1, 2013, KeyBank had fully utilized its regulatory capacity to pay dividends to KeyCorp. During 2012, KeyCorp did not make any capital infusions to KeyBank. At December 31, 2012, KeyCorp held $2.2 billion in short-term investments, which can be used to pay dividends to shareholders, service debt and finance corporate operations.

Federal Deposit Insurance Act

Deposit Insurance and Assessments

The FDIC’s DIF provides insurance coverage for domestic deposits, which insurance is funded through assessments on insured depository institutions, like KeyBank. Pursuant to the Dodd-Frank Act, the amount of deposit insurance coverage for deposits increased permanently from $100,000 to $250,000 per depository, and the coverage of non-interest bearing transaction accounts was unlimited through December 31, 2012.

The FDIC assesses an insured depository institution an amount for deposit insurance premiums. The Dodd-Frank Act required the FDIC to change the assessment base from domestic deposits to average consolidated total assets minus average tangible equity. KeyBank’s current annualized deposit insurance premium assessments range from $.025 to $.45 for each $100 of its assessment base, depending on its scorecard performance factors incorporating KeyBank’s regulatory rating, ability to withstand asset and funding related stress, and relative magnitude of potential losses to the FDIC in the event of KeyBank’s failure.

On October 31, 2012, the FDIC amended its large bank assessment final rule applicable to KeyBank. The amendment revises the definitions of certain risk assets, specifically higher-risk commercial and industrial loans and securities and higher-risk consumer loans, clarifies when an asset must be identified as higher-risk, and clarifies the way securitizations are identified as higher-risk. These definitions affect the higher-risk concentration measure (higher-risk assets to Tier 1 capital and reserves) found in the large and highly complex institution scorecards. The amendment generally becomes effective on April 1, 2013. We estimate that our 2013 expense for deposit insurance assessments will be in the range of $37 to $41 million.

Conservatorship and Receivership of Institutions

Upon the insolvency of an insured depository institution, the FDIC will be appointed the conservator or receiver under the FDIA. In such an insolvency, the FDIC may repudiate or disaffirm any contract to which such institution is a party if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution’s affairs. Such disaffirmance or repudiation would result in a claim by the other party to the contract against the receivership or conservatorship. The amount paid upon such claim would depend upon, among other factors, the amount of receivership assets available for the payment of such claim and the priority of the claim relative to the priority of others. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision regarding termination, default, acceleration, or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution. The FDIC as conservator or receiver also may transfer any asset or liability of the institution without obtaining any approval or consent of the institution’s shareholders or creditors. These provisions would be applicable to obligations and liabilities of Key’s bank subsidiaries that are insured depository institutions, such as KeyBank, including, without limitation, obligations under senior or subordinated debt issued by those banks to investors in the public markets.

Depositor Preference

The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of its depositors (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC will be placed ahead of unsecured, nondeposit creditors, including a parent BHC, such as KeyCorp, and subordinated creditors, in order of priority of payment.

The Bank Secrecy Act

The BSA requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements. Key has established an anti-money laundering program to comply with the BSA requirements.

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

Our ERM program identifies Key’s major risk categories, including: market, compliance, credit, liquidity, and operational, together with reputation and strategic risks. The following risk factors are grouped into categories consistent with the five preceding main categories of risk focused on in our ERM program, with an additional category for risks related to investment in our Common Shares.

I.   Market Risks

The global financial markets continue to be strained as a result of economic slowdowns and concerns, especially about the creditworthiness of the European Union and its member states and financial institutions in the European Union. These factors could have international implications, which could hinder the U.S. economic recovery and affect the stability of global financial markets.

Certain European Union member states have fiscal obligations greater than their fiscal revenue, which has caused investor concern over such countries’ ability to continue to service their debt and foster economic growth in their economies. During 2012, the European debt crisis caused spreads to widen in the fixed income debt markets and liquidity to be less abundant. While the situation has started to stabilize, the European debt crisis and measures adopted to address it have significantly weakened European economies. A weaker European economy may cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies.

A failure to adequately address sovereign debt concerns in Europe could hamper economic recovery or contribute to recessionary economic conditions and severe stress in the financial markets, including in the United States. Potential events which could have such an impact on the financial markets include (i) sovereign debt default (default by one or more European governments in their borrowings), (ii) European bank and/or corporate debt default, (iii) market and other liquidity disruptions, and, (iv) if stresses become especially severe, and the collapse of the European Union as a coherent economic group and/or the collapse of its currency, the Euro. Although a financial institution in the United States may have little to no exposure to European sovereign debt or Euro-denominated assets, the European and American financial markets are substantially linked, especially through the Federal Reserve, which at times has offered stimulus funding to European governments, and through larger U.S. financial institutions, which invest in European assets and institutions. Due to the interconnectedness of European and American financial markets, a liquidity freeze-up in Europe could detrimentally impact Key by causing, among other things, an increase in our cost of borrowed funds, an inability to borrow funds through conventional markets, negative impacts upon our counterparties and customers, especially those with European business relationships or European assets, and negative impacts upon the U.S. economy. Should the global financial markets and the U.S. economic recovery be adversely impacted by these factors, the likelihood for loan and asset growth at U.S. financial institutions, like Key, may deteriorate. Any combination of these factors may have a Material Adverse Effect on Us.

The U.S. economy remains vulnerable as the economic recovery continues to progress slowly.

The U.S. economy showed signs of moderate growth during the second half of 2012, despite slow growth during the first half of the year, according to the FOMC. Despite signs of growth, the recovery of the U.S. economy continues to progress slowly. Certain downside risks to the U.S. economy remain present. Strains in the global financial markets pose significant risk to the U.S. economy. High unemployment and underemployment, the slow pace of job creation, and slowing growth in business fixed investment are additional factors of concern. Fiscal austerity, in the form of higher taxes and spending cuts, would further hamper growth over the near-term, and policy uncertainty (another constraint on growth) may linger for some time. The U.S. economy could also be affected by the slowdown in economic activity abroad, especially in Europe, and the significant fiscal challenges that remain for local governments in the U.S.

The continuation or worsening of these factors could weaken the U.S. economic recovery underway. The downgrade of U.S. Treasury securities by S&P and political difficulties in addressing the economy within the U.S. government have contributed to high levels of volatility in the financial markets. Should economic indicators deteriorate, the U.S. could face another recession, which could affect us in a variety of substantial and unpredictable ways, as well as affect our borrowers’ ability to meet their repayment obligations. We have taken steps since the 2008-2009 financial crisis to strengthen our liquidity position. Nevertheless, a return of the volatile economic conditions recently experienced, including the adverse conditions in the fixed income debt markets, for an extended period of time, particularly if left unmitigated by policy measures, may have a Material Adverse Effect on Us.

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

Our methods for simulating and analyzing our interest rate exposure are discussed more fully under the heading “Risk Management — Interest rate risk management” found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Although we believe that we have implemented effective asset and liability management strategies, including simulation analysis and the use of interest rate derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a Material Adverse Effect on Us.

Our profitability depends significantly on economic conditions in the geographic regions in which we operate.

Our success depends primarily on economic conditions in the markets in which we operate. We have concentrations of loans and other business activities in geographic areas where our branches are located — the Rocky Mountains and Northwest, the Great Lakes and the Northeast — as well as potential exposure to geographic areas outside of our branch footprint. For example, the nonowner-occupied properties segment of our commercial real estate portfolio has exposures in markets outside of our footprint. The delinquencies, nonperforming loans and charge-offs that we have experienced since 2007 have been more heavily weighted to these specific markets. Real estate values and cash flows have been negatively affected on a national basis due to weak economic conditions. Certain markets, such as Florida, southern California, Phoenix, Arizona, and Las Vegas, Nevada, experienced more significant deterioration during the recession; while values have stabilized over the past year, they remain well below peak levels across markets. The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources, and, in turn, may have a Material Adverse Effect on Us.

II.  Compliance Risks

We are subject to extensive government regulation and supervision.

We are subject to extensive federal and state regulation and supervision, which has increased in recent years due to the implementation of the Dodd-Frank Act and other financial reform initiatives. Banking regulations are primarily intended to protect depositors’ funds, the DIF and the banking system as a whole, not our debtholders or shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, ability to repurchase our Common Shares, and growth, among other things.

Changes to statutes, regulations or regulatory policies or their interpretation or implementation, and/or continuing to become subject to heightened regulatory practices, requirements or expectations, could affect us in substantial and unpredictable ways. Such changes may subject us to additional compliance costs, limit the types of financial services and products we may offer, affect the investments we make and the manner in which we operate our businesses, increase our litigation and regulatory costs should we fail to appropriately comply with such laws, regulations or policies, and increase the ability of nonbanks to offer competing financial services and products. Any of these factors could have a Material Adverse Effect on Us. See “Supervision and Regulation” in Item 1 of this Report for further information.

Additionally, federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. These enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. If we were the subject of an enforcement action, it could have a Material Adverse Effect on us.

The regulatory environment for the financial services industry is being significantly impacted by the financial regulatory reform initiatives in the United States, including the Dodd-Frank Act and the regulations promulgated thereunder.

The United States and other governments have undertaken major reforms of the regulatory oversight structure of the financial services industry. We have faced increased regulation of our industry, and will continue to face such regulation into 2013, as a result of current and future initiatives intended to provide economic stimulus, financial market stability, and enhancement of the liquidity and solvency of financial institutions. We have also faced increased regulation as a result of new efforts designed to protect consumers and investors from financial abuse.

We also expect more intense scrutiny from our bank supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels particularly due to both KeyBank’s and KeyCorp’s status as covered institutions for the enhanced prudential standards promulgated under the Dodd-Frank Act. Although many parts of the Dodd-Frank Act are now in effect, other parts are still in the implementation stage, which is likely to continue for several years. Accordingly, some uncertainty remains as to the aggregate impact upon Key of the Dodd-Frank Act as fully implemented. Compliance with these new regulations and supervisory initiatives will likely increase our costs and reduce our revenue and may limit our ability to pursue certain desirable business opportunities and to take certain types of corporate actions. For more detailed information on the regulatory environment and the laws, rules and regulations that may affect us, see “Supervision and Regulation” in Item 1 of this report.

III.  Credit Risks

Should the fundamentals of the commercial real estate market further deteriorate, our financial condition and results of operations could be adversely affected.

The fundamentals within the commercial real estate sector are improving but remain relatively weak, under continuing pressure by reduced asset values, high vacancies and reduced rents. Commercial real estate values peaked in the fall of 2007. According to Moody’s Real Estate Analytics, LLC Commercial Property Index, commercial real estate values were down approximately 22% from their peak as of November 2012. A portion of our commercial real estate loans are construction loans. These properties are typically not fully leased at the origination of the loan, but the borrower may be reliant upon additional leasing through the life of the loan to provide cash flow to support debt service payments. If we experienced weaknesses similar to those experienced at the height of the economic downturn, then we would experience a slowing in the execution of new leases, which may also lead to existing lease turnover.

The U.S. economy remains highly vulnerable, and any reversal in broad macro trends would threaten the nascent recovery in commercial real estate. The improvement of certain economic factors, such as unemployment and real estate asset values and rents, has continued to lag behind the overall economy, or not occur at all. These economic factors typically affect certain industries, such as real estate and financial services, more significantly. To illustrate this point, improvements in commercial real estate fundamentals typically lag broad economic recovery by 12 to 18 months. Our clients include entities active in these industries. Furthermore, financial services companies with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, or fundamentals deteriorate as a result of further decline in asset values and the instability of rental income, it could have a Material Adverse Effect on Us.

Declining asset prices could adversely affect us.

During the recession from December 2007 to June 2009, the volatility and disruption that the capital and credit markets experienced reached extreme levels. The severe market dislocations in 2008 led to the failure of several substantial financial institutions, causing widespread liquidation of assets and further constraining of the credit markets. These asset sales, along with asset sales by other leveraged investors, including some hedge funds, rapidly drove down prices and valuations across a wide variety of traded asset classes. Asset price deterioration has a negative effect on the valuation of many of the asset categories represented on our balance sheet, and reduces our ability to sell assets at prices we deem acceptable. For example, a further recession would likely reverse recent positive trends in asset prices. These factors could have a Material Adverse Effect on Us.

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

We are subject to credit risk, in the form of changes in interest rates, changes in the economic conditions in the markets where we operate, and/or changes in the financial condition of our counterparties, which changes could adversely affect us.

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

As of December 31, 2012, approximately 70% of our loan portfolio consisted of commercial, financial and agricultural loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than residential real estate loans and consumer loans.

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

In addition, many of our routine transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. Additionally, in deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a Material Adverse Effect on Us.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. We have exposure to many different industries and counterparties in the financial services industries, and we routinely execute transactions with such counterparties, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Financial services institutions, however, are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by one or more financial services institutions have led to, and may cause, market-wide liquidity problems and losses. Many of our transactions with other financial institutions expose us to credit risk in the event of default of a counterparty or client. In addition, our credit risk may be impacted when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due us. Any such losses could have a Material Adverse Effect on Us.

IV.  Capital and Liquidity Risks

Capital requirements imposed by the Dodd-Frank Act, together with new capital and liquidity standards adopted by the Basel Committee, will result in banks and BHCs needing to maintain more and higher quality capital than has historically been the case.

New and evolving capital standards, both as a result of the Dodd-Frank Act and the implementation of new capital standards adopted by the Basel Committee, including “Basel III”, will have a significant impact on banks and BHCs, including Key. For a detailed explanation of Basel III and possible revisions to current capital rules, see the sections titled “Supervision and Regulation” and “Capital.”

The full effect of the Federal Reserve’s possible revisions to the Basel III liquidity standards on Key is uncertain at this time. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also result in our taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective.

In addition, the Federal Reserve requires bank holding companies to obtain approval before making a “capital distribution,” such as paying or increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments. The Federal Reserve has set forth the processes that bank holding companies should have in place to ensure they hold adequate capital under adverse conditions to maintain ready access to funding before engaging in any of these activities. These rules could limit Key’s ability to make distributions, including paying out dividends or buying back shares. See “Supervision and Regulation —” in Item 1 of this Report

There can be no assurance that the legislation and other initiatives undertaken by the United States government will continue to support increased stability in the U.S. financial system.

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

Market liquidity issues have been alleviated somewhat, but U.S. growth still lags levels mandated for the FOMC to achieve, and the U.S. economy remains vulnerable. In addition, while the situation in Europe has stabilized somewhat, the region’s recession and ongoing fiscal challenges remain important risks to the U.S. economy. There can be no assurance regarding the actual impact that these government initiatives will have on the financial markets. The failure of the U.S. government programs to sufficiently contribute to financial market stability and put the U.S. economy on a stable path for an economic recovery could result in a worsening of current financial market conditions, which could have a Material Adverse Effect on Us. In the event that any of the various forms of turmoil experienced in the financial markets return or become exacerbated, there may be a Material Adverse Effect on Us from (i) continued or accelerated disruption and volatility in financial markets, (ii) continued capital and liquidity concerns regarding financial institutions generally and our transaction counterparties specifically, (iii) limitations resulting from further governmental action to stabilize or provide additional regulation of the financial system, or (iv) further recessionary conditions.

We rely on dividends from our subsidiaries for most of our funds.

We are a legal entity separate and distinct from our subsidiaries. With the exception of cash raised from debt and equity issuances, we receive substantially all of our cash flow from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our equity securities and interest and principal on our debt. Federal banking law and regulations limit the amount of dividends that KeyBank (KeyCorp’s largest subsidiary) can pay. For further information on the regulatory restrictions on the payment of dividends by KeyBank, see “Supervision and Regulation” in Item 1 of this report.

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

On October 18, 2012, S&P maintained its “Positive” outlook rating for each of KeyCorp and KeyBank. S&P’s ratings for KeyCorp’s short-term borrowings and senior long-term debt are A-2 and BBB+, respectively, and KeyBank’s short-term borrowings, senior long-term debt and subordinated debt are rated A-2, A-, and BBB+, respectively.

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

Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a Material Adverse Effect on Us. Certain credit markets that we participate in and rely upon as sources of funding were significantly disrupted and volatile from the third quarter of 2007 through the third quarter of 2009. Credit markets have improved since then, and we have significantly reduced our reliance on wholesale funding sources. Part of our strategy to reduce liquidity risk involves promoting customer deposit growth, exiting certain noncore lending businesses, diversifying our funding base, maintaining a liquid asset portfolio, and strengthening our capital base to reduce our need for debt as a source of liquidity. Many of these disrupted markets have shown signs of recovery throughout 2012. Nonetheless, if further market disruption or other factors reduce the cost effectiveness and/or the availability of supply in the credit markets for a prolonged period of time, should our funding needs necessitate it, we may need to expand our use of other potential means of accessing funding and managing liquidity such as generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, purchasing deposits from other banks, borrowing under certain secured wholesale facilities, and utilizing relationships developed with fixed income investors in a variety of markets, as well as increased management of loan growth and investment opportunities and other management tools. There can be no assurance that these alternative means of funding will be available; under certain stressed conditions experienced in the liquidity crisis during 2007-2009, some of these alternative means of funding were not available. Should these forms of funding become unavailable, it could have a Material Adverse Effect on Us.

V.  Operational Risks

We may not realize the expected benefits of our strategic initiatives.

Our ability to compete successfully depends on a number of factors, including among others, our ability to develop and execute strategic plans and initiatives. Our strategic priorities include growing revenue and reducing expenses through targeted investments, technology enhancements and streamlining our operations. As part of our efficiency initiative, we have committed to achieving an annual expense run rate reduction of $150 to $200 million by December 2013 and a cash efficiency ratio in the target range of 60% to 65% by the first quarter of 2014. There may be unanticipated difficulties in implementing our efficiency initiative, and there can be no assurance that we will ultimately realize the full benefits of, or be able to sustain the annual cost savings anticipated by, our efficiency initiative. Our inability to achieve the anticipated outcomes of our stated strategies may affect how the market perceives us and could impede our growth and profitability. Our strategic priorities also include developing, maintaining and building long-term customer relationships based on quality service and competitive prices. Our failure to execute our strategic initiatives relating to any of these areas could significantly weaken our competitive position and have a Material Adverse Effect on Us.

We are subject to operational risk.

We are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk includes the risk of fraud by employees, clerical and record-keeping errors, nonperformance by vendors, threats to cybersecurity, and computer/telecommunications malfunctions. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business, such as certain loan processing functions. For example, break-downs or failures of our vendors’ systems or employees could be a source of operational risk to us. Additionally, some of our outsourcing arrangements are located overseas and, therefore, are subject to political risks unique to the regions in which they operate.

Resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation, inability to secure insurance, litigation, regulatory intervention or sanctions or foregone business opportunities, any and all of which could have a Material Adverse Effect on Us.

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

Our methods of reducing risk exposure might not be effective.

Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of market compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk, which could have a Material Adverse Effect on Us.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

While we have policies and procedures designed to prevent or limit the effect of a possible failure, interruption or breach of our information systems, there can be no assurance that such action will not occur or, if any does occur, that it will be adequately addressed. For example, although we maintain commercially reasonable measures to ensure the cybersecurity of our information systems, other financial service institutions and companies have reported breaches in the security of their websites or other systems. In addition, several U.S. financial institutions, including Key, have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyberattacks and other means. To date, none of these efforts has had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. Although we have adjusted our cybersecurity program to anticipate that a breach is more likely and have placed a greater focus on detection and incident response, our security systems may not be able to protect our information systems from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

We are also increasingly reliant on third party service providers to perform significant operational services on our behalf. These third party providers are subject to the same risks relating to cybersecurity, break-downs or failures of their own systems or employees. While we make every effort to mitigate these risks through specific contractual obligations relating to security and strong oversight of these service providers, there can be no assurance that one or more of our third party service providers will not experience a cybersecurity event or operational disruption and, if any such event does occur, that it will be adequately addressed.

Any failure, interruption or breach in security of our information systems or those of our third party service providers could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. These risks may increase in the future as we continue to increase our offerings of mobile payments and other internet or web-based products. Notwithstanding our efforts to maintain business continuity, a disruptive event impacting the infrastructure that supports our business, such as a failure, interruption or security breach of our information systems, could adversely affect our reputation, result in a loss of customer business, result in violations of applicable privacy and other laws, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a Material Adverse Effect on Us.

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

We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number and risk of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry due to legal changes to the consumer protection laws provided for by the Dodd-Frank Act, the creation of the CFPB, and the uncertainty as to whether federal preemption of certain state consumer laws remains intact for federally chartered financial institutions like KeyBank and KeyCorp. A weakening of federal pre-emption would potentially increase our compliance and operational costs and risks since we are a national bank with multi-state operations and customers and we would potentially face state and local enforcement activity.

There have also been a number of highly publicized cases involving fraud or misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

Any financial liability for which we have not adequately maintained reserves, and/or any damage to our reputation from such claims and legal actions, could have a Material Adverse Effect on Us.

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

VI.  Strategic and Reputation Risks

We operate in a highly competitive industry.

We face substantial competition in all areas of our operations from a variety of competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and super-regional banks as well as smaller community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national financial services firms. In recent years, competition has intensified due to substantial consolidation among companies in the financial services industry, a trend that may continue. The competitive landscape was also affected by the liquidity crisis, which led to the conversion of traditional investment banks to bank holding companies due to the access it provides to government-sponsored sources of liquidity. In addition, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks. We expect the competitive landscape of the financial services industry to become even more intensified as a result of legislative, regulatory, structural and technological changes.

Our ability to compete successfully depends on a number of factors, including, among others, our ability to develop and execute strategic plans and initiatives; developing, maintaining and building long-term customer relationships based on quality service, competitive prices, high ethical standards and safe, sound assets; and industry and general economic trends. Increased competition in the financial services industry, and our failure to perform in any of these areas, could significantly weaken our competitive position, which could adversely affect our growth and profitability and have a Material Adverse Effect on Us.

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

Various restrictions on compensation of certain executive officers were imposed under the Dodd-Frank Act and other legislation and regulations. In addition, our incentive compensation structure is subject to review by the Federal Reserve, which may identify deficiencies in the structure, causing us to make changes that may affect our ability to offer competitive compensation to these individuals. Our ability to attract and retain talented employees may be affected by these developments, or any new executive compensation limits and regulations, and such restrictions could have a Material Adverse Effect on Us.

Maintaining or increasing our market share may depend upon our ability to adapt our products and services to evolving industry standards and consumer preferences, while maintaining competitive prices for our products and services.

The continuous, widespread adoption of new technologies, including internet services and smart phones, requires us to evaluate our product and service offerings to ensure they remain competitive. Our success depends, in part, on our ability to adapt our products and services, as well as our distribution of them, to evolving industry standards and consumer preferences. New technologies have altered consumer behavior by allowing consumers to complete transactions such as paying bills and/or transferring funds directly without the assistance of banks, while new services allow consumers to maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and related income generated from those deposits.

The increasing pressure from our competitors, both bank and non-bank, to keep pace and adopt new technologies and products and services requires us to incur substantial expenditures. We may be unsuccessful in developing or introducing new products and services, modifying our existing products and services, adapting to changing consumer preferences and spending and saving habits, achieving market acceptance or regulatory approval, sufficiently developing or maintaining a loyal customer base or offering products and services at prices lower than the prices offered by our competitors. These risks may affect our ability to achieve growth in our market share and could reduce both our revenue streams from certain products and services and our revenues from our net interest margin and fee-based products and services, all factors which may have a Material Adverse Effect on Us.

Our failure to effectively “cross-sell” our products and services to customers could have a negative effect on our revenue growth and financial results.

Selling more products or services to our customers, or “cross-selling”, is an integral part of our business model and is key to our ability to grow revenue and earnings during the current period of slow economic growth and regulatory reform. Many of our competitors also focus on cross-selling, especially in retail banking and mortgage lending. This can limit our ability to sell more products to our customers or influence us to sell our products at lower prices, reducing our net interest income and revenue from our fee-based products. It could also affect our ability to retain our existing customers. As our competitors increase their cross-selling efforts and new technologies require us to spend more to modify or adapt our products to attract and retain customers, we may face difficulties in increasing our cross-selling ratio, or the average number of products sold to existing customers. Our failure to sell additional products or services to our existing or new customers who instead purchase such products from our competitors could have a Material Adverse Effect on Us.

Damage to our reputation could significantly harm our businesses.

Our ability to attract and retain customers, clients, investors and highly-skilled management and employees is impacted by our reputation. Public perception of the financial services industry declined since the recent downturn in the U.S. economy. We continue to face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry can also significantly adversely affect our reputation. We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses.

Our actual or perceived failure to address these and other issues gives rise to reputational risk that could cause significant harm to us and our business prospects, and may have a Material Adverse Effect on Us.

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

VII.  Risks to Our Common Shares

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

None.

ITEM 2.  PROPERTIES

The headquarters of KeyCorp and KeyBank are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2012, Key leased approximately 686,002 square feet of the complex, encompassing the first twenty-three floors and the 54th through 56th floors of the 57-story Key Tower. As of the same date, KeyBank owned 602 and leased 486 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.

Branches and ATMs by Region

	Rocky Mountains and Northwest	Great Lakes	Northeast	Total
Branches	407	345	336	1,088
ATMs	587	535	489	1,611

Rocky Mountains and Northwest — Alaska, Colorado, Idaho, Oregon, Utah and Washington

Great Lakes — Indiana, Kentucky, Michigan and Ohio

Northeast — Connecticut, Maine, New York and Vermont

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2012, KeyCorp and its subsidiaries and its employees, directors and officers are defendants or putative defendants in a variety of legal proceedings, in the form of regulatory/government investigations as well as private, civil litigation and arbitration proceedings. The private, civil litigations range from individual actions involving a single plaintiff to putative class action lawsuits with potentially thousands of class members. Investigations involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These legal proceedings are at varying stages of adjudication, arbitration or investigation and involve a variety of claims (including common law tort, contract claims, securities, ERISA, and consumer protection claims). At times, these legal proceedings present novel claims or legal theories.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend restrictions discussion in the Supervision and Regulation section in Item 1 of this report, and the following disclosures included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements contained in Item 8 of this report, are incorporated herein by reference:

Page(s)
Discussion of Common Shares, shareholder information and repurchase activities in the section captioned “Capital — Common shares outstanding”	75-76
Presentation of annual and quarterly market price and cash dividends per Common Share	38,101
Discussion of dividend restrictions in the “Liquidity risk management — Liquidity for KeyCorp” section, Note 3 (“Restrictions on Cash, Dividends and Lending Activities”), and Note 20 (“Shareholders’ Equity”)	89,132,204
KeyCorp common share price performance (2007-2012) graph	76

From time to time, KeyCorp or its principal subsidiary, KeyBank, may seek to retire, repurchase or exchange outstanding debt of KeyCorp or KeyBank and capital securities or preferred stock of KeyCorp through cash purchase, privately negotiated transactions or otherwise. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions and other factors. The amounts involved may be material.

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

During the fourth quarter of 2012, we completed $89 million of Common Share repurchases. Following completion of these repurchases (as well as our Common Share repurchases during the second and third quarters of 2012), we have remaining authority to repurchase up to $88 million of our Common Shares for general repurchase and repurchases in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2013.

Calendar month	Total number of shares repurchased	(a)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of shares that may yet be purchased under the plans or programs	(b)
October 1 — 31	2,641,103		$8.46	2,521,155	29,128,883
November 1 — 30	8,017,131		8.33	8,009,316	21,509,608
December 1 — 31	4,055		8.41	—	21,203,240
Total	10,662,289		$8.36	10,530,471

(a)	Includes Common Shares deemed surrendered by employees in connection with Key’s stock compensation and benefit plans to satisfy tax obligations and repurchases in the open market.

(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares on October 31, 2012, at $8.42, November 30, 2012, at $8.08, and December 31, 2012, at $8.42, plus 13,922,496 shares available under our previously existing program.

ITEM 6.	SELECTED FINANCIAL DATA

The information included under the caption “Selected Financial Data” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 32 is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the “MD&A”)

Throughout the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations. These terms are defined in Note 1 (“Summary of Significant Accounting Policies”) which begins on page 117.

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

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

¿	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business and Austin. Results for the education lending business and Austin have been accounted for as discontinued operations for all periods presented.

¿	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

¿	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

¿	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Supervision and Regulation” under Item 1. Business of this report, the regulators are required to conduct a supervisory capital assessment of all BHCs with assets of at least $50 billion, including KeyCorp. As part of this capital adequacy review, banking regulators evaluate a component of Tier 1 capital, known as Tier 1 common equity. The section entitled “Capital” under Item 1. Business provides more information on total capital, Tier 1 capital and Tier 1 common equity and describes how the three measures are calculated.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Summary of Significant Accounting Policies”).

Figure 1. Selected Financial Data

dollars in millions, except per share amounts	2012	2011	2010	2009	2008	2007	Compound Annual Rate of Change (2007-2012)
YEAR ENDED DECEMBER 31,
Interest income	$2,705	$2,889	$3,408	$3,795	$4,353	$5,336	(12.7)%
Interest expense	441	622	897	1,415	2,037	2,650	(30.1)
Net interest income	2,264	2,267	2,511	2,380	2,316	2,686	(3.4)
Provision (credit) for loan and lease losses	229	(60)	638	3,159	1,537	525	N/M
Noninterest income	1,967	1,808	1,954	2,035	1,847	2,241	(2.6)
Noninterest expense	2,907	2,790	3,034	3,554	3,476	3,158	(1.6)
Income (loss) from continuing operations before income taxes	1,095	1,345	793	(2,298)	(850)	1,244	(2.5)
Income (loss) from continuing operations attributable to Key	849	964	577	(1,287)	(1,295)	935	(1.9)
Income (loss) from discontinued operations, net of taxes (a)	9	(44)	(23)	(48)	(173)	(16)	N/M
Net income (loss) attributable to Key	858	920	554	(1,335)	(1,468)	919	(1.4)
Income (loss) from continuing operations attributable to Key common shareholders	827	857	413	(1,581)	(1,337)	935	(2.4)
Income (loss) from discontinued operations, net of taxes (a)	9	(44)	(23)	(48)	(173)	(16)	N/M
Net income (loss) attributable to Key common shareholders	836	813	390	(1,629)	(1,510)	919	(1.9)

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.88	$.92	$.47	$(2.27)	$(2.97)	$2.39	(18.1)%
Income (loss) from discontinued operations, net of taxes (a)	.01	(.05)	(.03)	(.07)	(.38)	(.04)	N/M
Net income (loss) attributable to Key common shareholders (d)	.89	.87	.45	(2.34)	(3.36)	2.35	(17.6)
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.88	$.92	$.47	$(2.27)	$(2.97)	$2.36	(17.9)
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	.01	(.05)	(.03)	(.07)	(.38)	(.04)	N/M
Net income (loss) attributable to Key common shareholders — assuming dilution (d)	.89	.87	.44	(2.34)	(3.36)	2.32	(17.4)
Cash dividends paid	.18	.10	.04	.0925	1.00	1.46	(34.2)
Book value at year end	10.78	10.09	9.52	9.04	14.97	19.92	(11.6)
Tangible book value at year end	9.67	9.11	8.45	7.94	12.48	16.47	(10.1)
Market price at year end	8.42	7.69	8.85	5.55	8.52	23.45	(18.5)
Dividend payout ratio	20.22%	11.49%	8.89%	N/M	N/M	62.13%	N/A
Weighted-average common shares outstanding (000)	938,941	931,934	874,748	697,155	450,039	392,013	19.1
Weighted-average common shares and potential common shares outstanding (000)	943,259	935,801	878,153	697,155	450,039	395,823	19.0

AT DECEMBER 31.
Loans	$52,822	$49,575	$50,107	$58,770	$72,835	$70,492	(5.6)%
Earning assets	75,055	73,729	76,211	80,318	89,759	82,865	(2.0)
Total assets	89,236	88,785	91,843	93,287	104,531	98,228	(1.9)
Deposits	65,993	61,956	60,610	65,571	65,127	62,934	1.0
Long-term debt	6,847	9,520	10,592	11,558	14,995	11,957	(10.6)
Key common shareholders’ equity	9,980	9,614	8,380	7,942	7,408	7,746	5.2
Key shareholders’ equity	10,271	9,905	11,117	10,663	10,480	7,746	5.8

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.05%	1.17%	.66%	(1.35)%	(1.29)%	1.02%	N/A
Return on average common equity	8.39	9.26	5.06	(19.00)	(16.22)	12.11	N/A
Return on average tangible common equity (b), (e)	9.32	10.30	5.73	(23.76)	(20.57)	14.63	N/A
Net interest margin (TE)	3.21	3.16	3.26	2.83	2.15	3.50	N/A
Cash efficiency ratio (b)	67.78	67.93	67.25	73.47	80.24	62.28	N/A

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.99%	1.04%	.59%	(1.34)%	(1.41)%	.97%	N/A
Return on average common equity	8.48	8.79	4.78	(19.62)	(18.32)	11.90	N/A
Return on average tangible common equity (b), (e)	9.42	9.78	5.41	(24.48)	(23.23)	14.38	N/A
Net interest margin (TE)	3.13	3.09	3.16	2.81	2.16	3.46	N/A
Loan to deposit (c)	85.77	87.00	90.30	97.30	120.87	128.20	N/A

CAPITAL RATIOS AT DECEMBER 31,
Key shareholders’ equity to assets	11.51	11.16	12.10	11.43	10.03	7.89	N/A
Key common shareholders’ equity to assets	11.18	10.83	9.12	8.51	7.09	7.89	N/A
Tangible common equity to tangible assets (b), (e)	10.15	9.88	8.19	7.56	5.98	6.61	N/A
Tier 1 common equity (b)	11.36	11.26	9.34	7.50	5.62	5.74	N/A
Tier 1 risk-based capital	12.15	12.99	15.16	12.75	10.92	7.44	N/A
Total risk-based capital	15.13	16.51	19.12	16.95	14.82	11.38	N/A
Leverage	11.41	11.79	13.02	11.72	11.05	8.39	N/A

TRUST AND BROKERAGE ASSETS
Assets under management	$49,684 (f)	$51,732	$59,815	$66,939	$64,717	$85,442	N/A
Nonmanaged and brokerage assets	25,197	30,639	28,069	19,631	22,728	33,918	N/A

OTHER DATA
Average full-time-equivalent employees	15,589	15,381	15,610	16,698	18,095	18,934	(3.8)%
Branches	1,088	1,058	1,033	1,007	986	955	2.6

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank.

(b)	See Figure 4 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures to “tangible common equity,” “Tier 1 common equity” and “cash efficiency ratio.” The table reconciles the GAAP performance to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(c)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

(d)	EPS may not foot due to rounding.

(e)	December 31, 2012, excludes $55 million of average ending purchased credit card receivable intangible assets. December 31, 2012, excludes $123 million of period end credit card receivable intangible assets.

(f)	This figure has been revised from what has previously been disclosed in our earnings release on January 24, 2013.

Economic overview

The economy continued to tread water in 2012, with overall GDP and payroll growth remaining modest and in-line with 2010 and 2011 levels. The quarterly flow of data also followed a similar pattern as that of the prior two years, with a relatively solid start, mid-year slump, and modest recovery by year-end. In both 2010 and 2011, slowing growth in the middle of the year was largely due to a series of external shocks — the sovereign debt crisis and BP oil spill in 2010, and the Arab Spring and Japanese tsunami in 2011. The recovery was further challenged in 2011 by the debt ceiling debate and subsequent credit rating downgrade. In 2012, the story was less about shocks and more about constant, and at times strengthening, headwinds. Once again, the economy had a strong start, but paused heading into the summer as the debt crisis and renewed recession in Europe, along with slowing growth in the emerging markets, grabbed headlines and sapped export demand. In addition to these global concerns, rising political and policy uncertainty in the U.S. led to a sharp pullback in business investment. Central banks around the world, including the Fed and the European Central Bank, came to the rescue with a range of policy tools, which stabilized financial markets and set the stage for a moderate uptick in growth in the second half of the year. The S&P 500 equity index managed to avoid a major market correction and ended the year up 13%, compared to relatively no change during 2011.

For the year, 2.17 million new jobs were added, up from the 2011 total of 2.10 million jobs added. The unemployment rate fell further, from 8.5% to 7.8%. While job growth was a factor, improvement in this measure was also driven by a steady decline in the participation rate, which stood at a 25-year low at year-end. With substantial labor market slack remaining, wage growth deteriorated through much of the year and income growth was weak. Consumer spending, meanwhile, held up reasonably well, resulting in a falling savings rate. A slowing rate of inflation supported incomes, and therefore spending, through the first half of the year, but shifted to a drag at mid-year due to a sharp rise in energy prices. By year-end, inflation fell again as energy prices retreated, with headline CPI of just 1.7% in December of 2012 (compared to 3.0% one year earlier). Core inflation also moderated through the year, ending 2012 at 1.4% (down from 1.9% in 2011).

The housing market shifted from a drag to a boost in 2012, with solid improvement in nearly all metrics. With the economy continuing its modest expansion, and home prices appearing to stabilize, demand for for-sale housing posted steady gains. Sales of existing homes rose to an annualized pace of 4.94 million in December 2012, down slightly from the previous month, but up 13% from 2011. New home sales also improved, reaching a pace of 369,000. As with existing homes, sales were down month-over-month, but up 9% over 2011 levels. As the share of distressed transactions fell, prices stabilized in the first half of the year and registered consistent gains in the second half, with the median price for existing homes up 11% year-over-year in December 2012. Housing starts accelerated further, up 28% over the prior year’s pace, driven by substantial gains in both multifamily and single family construction.

The Federal Reserve remained active and accommodative in 2012, keeping the federal funds target rate near zero, expanding their balance sheet further, and making significant changes to their communications. After remaining on hold in the first half of the year, the Fed announced additional policy actions in June as growth deteriorated. At that time, Operation Twist, the Federal Reserve’s process of buying and selling short- and long-term bonds, was extended through year-end. In September, the Fed announced a third round of quantitative easing, with $40 billion in mortgage-backed securities purchased each month. Importantly, the Fed left the program open-ended both in quantity and time. Also in September, the Fed extended their federal funds interest rate guidance to mid-2015. In November, the Fed capped a busy year with additional asset purchases and the adoption of numerical thresholds. Based on these thresholds, the federal funds rate will be kept near zero at least as long as unemployment remains above 6.5 percent and the inflation forecast remains below 2.5 percent. The movement in rates through the year partially reflected Fed actions, but also clearly tracked the economy and perception of risk. Looking at the 10-year U.S. Treasury, the yield moved from 1.9% at the beginning of the year, approached 2.2% in March as the economy appeared to take off and Fed commentary turned more hawkish, and then fell below 1.5% in July as the economy stumbled and the European debt crisis reignited. As Europe stabilized and economic data improved, the 10-year yield moved higher, ending the year at 1.8%, even as Fed accommodation grew.

Long-term financial goals

Our long-term financial goals are as follows:

¿	Target a loan-to-core deposit ratio range of 90% to 100%;

¿	Return to a moderate risk profile by targeting a net charge-off ratio range of .40% to .60%;

¿	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and ratio of noninterest income to total revenue of greater than 40%;

¿	Create positive operating leverage and target an efficiency ratio in the range of 60% to 65%; and

¿	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the fourth quarter of 2012 and the year ended 2012.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	4Q12	2012	Targets	Action Plans
Core funded	Loan to deposit ratio (b)	86%	86%	90 - 100%	• Use integrated model to grow relationships and loans
					• Improve deposit mix
Returning to a moderate risk profile	NCOs to average loans	.44%	.69%	.40 - .60%	• Focus on relationship clients
					• Exit noncore portfolios
	Provision to average loans	.44%	.45%		• Limit concentrations
					• Focus on risk-adjusted returns
Growing high quality, diverse revenue streams	Net interest margin	3.37%	3.21%	> 3.50%	• Improve funding mix
					• Focus on risk-adjusted returns
	Noninterest incometo total revenue	43%	46%	> 40%	• Grow client relationships
					• Capitalize on Key’s total client solutions and cross-selling capabilities
Creating positive operating leverage	Cash efficiency ratio (c)	69%	68%	60 - 65%	• Improve efficiency and effectiveness
					• Better utilize technology
					• Change cost base to more variable from fixed
Executing our strategies	Return on average assets	.97%	1.05%	1.00 - 1.25%	• Execute our client insight-driven relationship model
					• Focus on operating leverage
					• Improved funding mix with lower cost core deposits

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

(c)	Excludes intangible asset amortization; Non-GAAP measure: see Figure 4 for reconciliation.

Corporate strategy

We remain committed to enhancing long-term shareholder value by continuing to execute our relationship business model, growing our franchise, and being disciplined in our management of capital. To that end, our 2012/2013 strategic focus is to build enduring relationships through client-focused solutions and extraordinary service. Our strategic priorities for enhancing long-term shareholder value are as follows:

¿	Execute on our business model. We will continue to refine and execute on our relationship business model, which sets us apart from our competitors. We expect the model to keep generating organic growth as it helps us expand engagement with existing clients as well as attract new customers.

¿	Maintain moderate risk profile. We have substantially improved our credit quality over the past several years by adhering to a robust set of enterprise-wide risk practices. We will strive to maintain our moderate risk profile.

¿	Accelerate revenue opportunities. We will find ways to leverage our franchise, as we did in 2012, when we expanded our retail footprint, enhanced our payment capabilities, and invested in on-line and mobile banking.

¿	Improve operating leverage. We continue to focus on growing revenue and creating a more efficient cost structure that is aligned with the current operating environment. To achieve this objective, we will persist in leveraging technology and growing in ways that are sustainable and consistent with our relationship business model.

¿	Maintain financial strength. With the foundation of a strong balance sheet, we will remain focused on sustaining strong reserves, liquidity and capital. We will work closely with our Board of Directors and regulators to manage capital to support our clients’ needs and create shareholder value. Our capital remains a competitive advantage for us in both the intermediate and long term.

Strategic developments

We initiated the following actions during 2012 and 2011 to support our corporate strategy:

¿	We continued to show solid profitability in 2012. The results for 2012 were primarily due to loan growth, continued repricing of our interest-bearing liabilities to from current market rates, additional payment capabilities in the form of credit cards and improved mobile banking, and moving forward with our efficiency initiative, as our leadership team continues our strategy of focused execution.

¿	On July 13, 2012, we completed our acquisition of 37 retail branches in Western New York, adding approximately $2 billion in assets and deposits. On September 14, 2012, associated with this acquisition we acquired approximately $68 million of credit card receivables. This acquisition provides an opportunity to utilize our existing cost structure across a larger base.

¿	On August 1, 2012, approximately $718 million in Key-branded credit card assets were acquired from Elan Financial Services as part of our strategy to diversify our revenue stream and to provide opportunities for future growth.

¿	We committed to lend $5 billion to small- and medium-sized businesses by the end of 2014. We began this program in September of 2011, and we have already met our goal well ahead of our pledge.

¿	During 2012, we continued to benefit from improved asset quality. From one year ago, nonperforming loans declined by $53 million to $674 million, and nonperforming assets decreased by $124 million to $735 million. Net loan charge-offs during 2012 declined to $345 million, or .69% of average loan balances, compared to $541 million, or 1.11 % of average loan balances during 2011.

¿	During 2012, we took advantage of the low interest rate environment and nontaxable treatment of gains — pursuant to a previous settlement with the IRS — through the early termination of leveraged leases. These terminations resulted in gains in noninterest income of $90 million, offset by $29 million in net interest income write-offs of fees and capitalized loan origination costs.

¿	We made progress on our previously announced efficiency initiative goal during 2012. We are committed to achieving an expense run rate reduction of $150 to $200 million by December 2013, of which $60 million annualized was achieved during 2012. For the year ended December 31, 2012, our cash efficiency ratio was 68%. Using our current levels of revenue and expense, these initiatives are intended to move us toward our cash efficiency ratio target range of 60% to 65% by the first quarter of 2014.

¿	On July 12, 2012, we redeemed trust preferred securities issued by KeyCorp Capital VII and KeyCorp Capital X totaling approximately $707 million.

¿	During 2012, we continued our commitment to disciplined capital management. The repurchase program was also included in our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve. With the repurchases completed through December 31, 2012, we have remaining authority to repurchase up to $88 million of our Common Shares for general repurchase and repurchases in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2013.

¿	At December 31, 2012, our capital ratios remained strong with a Tier 1 common equity ratio of 11.36%, our loan loss reserves were adequate at 1.68% to period-end loans and we were core funded with a loan-to-deposit ratio of 86%. Our strong capital position provides us with the flexibility to support our clients and our business needs and to evaluate other appropriate capital deployment opportunities.

¿	In May 2012, our Board of Directors approved an increase in our quarterly cash dividend and declared a quarterly cash dividend of $.05 per Common Share, or $.20 on an annualized basis in accordance with our Capital Plan.

¿	We were recognized in a survey by American Customer Satisfaction Index, published in December of 2012, for exceeding bank industry averages in measures such as Customer Expectations, Customer Satisfaction, Customer Loyalty, and Overall Quality. We also surpassed scores received by the nation’s largest banks.

Highlights of Our 2012 Performance

Financial performance

For 2012, we announced net income from continuing operations attributable to Key common shareholders of $827 million, or $.88 per Common Share. These results compare to net income from continuing operations attributable to Key common shareholders of $857 million, or $.92 per Common Share, for 2011.

Figure 3 shows our continuing and discontinued operating results for the past three years.

Figure 3. Results of Operations

Year ended December 31,
in millions, except per share amounts	2012	2011	2010
SUMMARY OF OPERATIONS
Income (loss) from continuing operations attributable to Key	$849	$964	$577
Income (loss) from discontinued operations, net of taxes (a)	9	(44)	(23)

Net income (loss) attributable to Key	$858	$920	$554

Income (loss) from continuing operations attributable to Key	$849	$964	$577
Less: Dividends on Series A Preferred Stock	22	23	23
Cash dividends on Series B Preferred Stock	—	31	125
Amortization of discount on Series B Preferred Stock (b)	—	53	16

Income (loss) from continuing operations attributable to Key common shareholders	827	857	413
Income (loss) from discontinued operations, net of taxes (a)	9	(44)	(23)

Net income (loss) attributable to Key common shareholders	$836	$813	$390

PER COMMON SHARE — ASSUMING DILUTION
Income (loss) from continuing operations attributable to Key common shareholders	$.88	$.92	$.47
Income (loss) from discontinued operations, net of taxes (a)	.01	(.05)	(.03)

Net income (loss) attributable to Key common shareholders (c)	$.89	$.87	$.44

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of these decisions, we have accounted for these businesses as discontinued operations. The loss from discontinued operations for the years ended December 31, 2011, and 2010, were primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	Includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(c)	EPS may not foot due to rounding.

In 2012, our full-year result reflects success in executing our strategies to grow loans, add payment capabilities to our product line in the form of credits cards and improved mobile banking, and moving forward on our efficiency initiative.

Our efficiency initiative ended 2012 with annual run rate savings of approximately $60 million. We continue to invest in the future revenue growth of our company by upgrading our technology to meet the needs of our clients. We remain committed to delivering on our goal of achieving a cash efficiency ratio in the range of 60% to 65% as we enter 2014.

The net interest margin from continuing operations was 3.21% for 2012. This was an increase of five basis points from 2011. This increase was primarily attributable to lower funding costs and increased loan fees. We continue to experience an improvement in the mix of deposits by reducing the level of higher cost certificates of deposit and growing lower cost transaction accounts. Our current expectation, assuming the policy of low interest rates by the Federal Reserve continues, is for the net interest margin to be in the 3.30% range for the first quarter of 2013 and for continued downward pressure in the one to three basis point range per quarter thereafter during 2013.

Average total loans increased $1.8 billion, or 3.6% during 2012 compared to 2011. The average balances of commercial, financial and agricultural loans increased from $17.5 billion to $21.1 billion, or approximately 20.8% which led our year-over-year average loan growth. We have continued to have success in growing our commercial loan portfolio by acquiring new clients in our focus industries as well as expanding existing relationships. For 2013, we anticipate average total loans to grow in the mid to upper single digit range, continuing to be led by growth in our commercial and industrial loans.

We originated new or renewed lending commitments to consumers and businesses of approximately $37.8 billion during 2012, compared to approximately $36.6 billion in 2011.

Our consolidated loan to deposit ratio was 86% at December 31, 2012, compared to 87% at December 31, 2011.

Our trend of improving the mix of deposits continued during 2012 as we experienced a $7.1 billion or 14% increase in non-time deposits. Approximately $5.0 billion of our certificates of deposit outstanding at December 31, 2012, with a 1.20% average cost are scheduled to mature over the next twelve months. The maturation of these certificates of deposit and other liability repricing opportunities will continue help to offset repricing pressure on our assets. This improved funding mix reduced the cost of interest-bearing deposits, during 2012 compared to 2011.

Our asset quality statistics continued to improve during 2012. Net charge-offs declined to $345 million, or .69% of average loan balances for 2012, compared to $541 million, or 1.11% for 2011. In addition, our nonperforming loans declined to $674 million, or 1.28% of period end loans at December 31, 2012, compared to $727 million, or 1.47% at December 31, 2011. Our allowance for loan losses stood at $888 million, or 1.68% of period end loans, compared to $1 billion, or 2.03% at December 31, 2011, and represented 132% and 138% coverage of nonperforming loans at December 31, 2012, and December 31, 2011, respectively. Information pertaining to our progress in reducing our commercial real estate exposure and our exit loan portfolio is presented in the section entitled “Credit risk management.” Our expectation for net charge offs and provision expense during 2013 is to remain within our long-term targeted range of 40 to 60 basis points.

Our tangible common equity ratio and Tier 1 common ratio both remain strong at December 31, 2012, at 10.15% and 11.36% respectively, as compared to 9.88% and 11.26% at December 31, 2011. These ratios have placed us in the top quartile of our peer group for these measures. We have identified four primary uses of capital. The first is investing in our businesses, supporting our clients and our loan growth. Second is maintaining or increasing our common stock dividend. Third is to return capital in the form of share repurchase to our shareholders. Fourth is to be disciplined and opportunistic about how we invest in our franchise to include selective acquisitions over time. Our capital management remains focused on value creation. To that end, in 2012, we returned approximately 50% of our net income to shareholders through both common share repurchases and dividends. We also used our capital to acquire market share in Western New York and to develop new revenue streams in the credit card and payment systems businesses.

The Federal Reserve is currently conducting a review of our 2013 Capital Plan under the CCAR process. Until such time as they have completed their review and have no objection to our plan, we are not permitted to take any further actions to implement our plan for quarters subsequent to the first quarter of 2013. For the 2013 CCAR process, the Federal Reserve has advised that it will provide us, and each BHC subject to CCAR, with the initial results of the Federal Reserve’s post-stress capital analysis on March 7, 2013. We will then have the opportunity to make a one-time downward adjustment to our 2013 Capital Plan, if necessary, before the Federal Reserve renders its final public objection or no-objection decision. In the event the Federal Reserve would, in whole or in part, object to our plan in its final public decision, we may submit a request for reconsideration of our plan within 10 days, which the Federal Reserve is required to respond to within 10 days. In such circumstances, absent receipt of a no-objection following a request for reconsideration, we would be required to re-submit our plan within 30 days. Upon receipt of a re-submitted capital plan, the Federal Reserve has 75 days to notify the BHC of its objection or no-objection. Should we receive an objection, it would likely delay any actions on capital management until later in the calendar year.

We continue to look for opportunities to rationalize and optimize our existing branch network. In 2012, our focus related to our branch network shifted more toward relocations and consolidations to reposition our branch footprint into more attractive markets. During 2012, we closed 19 underperforming branches as part of our plan. Another 40 to 50 branch closures are planned for 2013, with the majority of these closures planned for the second quarter of 2013.

Figure 4 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity” and “Tier 1 common equity.” Tier 1 common equity, a non-GAAP financial measure, is a component of Tier 1 risk-based capital. Tier 1 common equity is not formally defined by GAAP or prescribed in amount by federal banking regulations. However, since analysts and banking regulators may assess our capital adequacy using tangible common equity and Tier 1 common equity, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 4 also reconciles the GAAP performance measures to the corresponding non-GAAP measures.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. The Basel Committee’s final Basel III framework for strengthening international capital and liquidity regulation, which U.S. regulators propose to implement in the near future, also makes Tier 1 common equity a priority. Finally, the enactment of the Dodd-Frank Act also changed the regulatory capital standards that apply to BHCs by requiring regulators to create rules phasing out the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. At the end of a three-year phase-out period that commenced on January 1, 2013, our trust preferred securities will be treated only as Tier 2 capital. The “Supervision and Regulation” section in Item 1. Business of this report contains more information about these regulatory initiatives.

The table also shows the computation for pre-provision net revenue, which is not formally defined by GAAP. Management believes that eliminating the effects of the provision for loan and lease losses makes it easier to analyze our ability to absorb loan losses by presenting our results on a more comparable basis, period to period.

The cash efficiency ratio performance measure removes the impact of our intangible asset amortization from the calculation. Management believes this ratio provides greater consistency and comparability between our results and those of our peer banks. Additionally, this ratio is used by analysts and investors as they develop earnings forecasts and peer bank analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although investors frequently use non-GAAP financial measures to evaluate a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.

Figure 4. GAAP to Non-GAAP Reconciliations

Year ended December 31,

dollars in millions		2012		2011

Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$10,271		$9,905
Less:	Intangible assets (a)	1,027		934
	Preferred Stock, Series A	291		291

	Tangible common equity (non-GAAP)	$8,953		$8,680

Total assets (GAAP)		$89,236		$88,785
Less:	Intangible assets (a)	1,027		934

	Tangible assets (non-GAAP)	$88,209		$87,851

Tangible common equity to tangible assets ratio (non-GAAP)		10.15	%	9.88	%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)		$10,271		$9,905
Qualifying capital securities		339		1,046
Less:	Goodwill	979		917
	Accumulated other comprehensive income (loss) (b)	(172)		(72)
	Other assets (c)	114		72

	Total Tier 1 capital (regulatory)	9,689		10,034
Less:	Qualifying capital securities	339		1,046
	Preferred Stock, Series A	291		291

	Total Tier 1 common equity (non-GAAP) (d)	$9,059		$8,697

Net risk-weighted assets (regulatory) (c)		$79,734		$77,214

Tier 1 common equity ratio (non-GAAP) (d)		11.36	%	11.26	%

Pre-provision net revenue
Net interest income (GAAP)		$2,264		$2,267
Plus:	Taxable-equivalent adjustment	24		25
	Noninterest income	1,967		1,808
Less:	Noninterest expense	2,907		2,790

Pre-provision net revenue from continuing operations (non-GAAP)		$1,348		$1,310

Average tangible common equity
Average Key shareholders’ equity (GAAP)		$10,144		$10,133
Less:	Intangible assets (average) (a)	978		935
	Preferred Stock, Series B (average)	—		590
	Preferred Stock, Series A (average)	291		291

	Average tangible common equity (non-GAAP)	$8,875		$8,317

Return on average tangible common equity from continuing operations
Income (loss) from continuing operations attributable to Key common shareholders		$827		$857
Average tangible common equity (non-GAAP)		8,875		8,317

Return on average tangible common equity from continuing operations (non-GAAP)		9.32	%	10.30	%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders		$836		$813
Average tangible common equity (non-GAAP)		8,875		8,317

Return on average tangible common equity consolidated (non-GAAP)		9.42	%	9.78	%

Cash efficiency ratio
Noninterest expense (GAAP)		$2,907		$2,790
Less:	Intangible asset amortization on credit cards	14		—
	Other intangible asset amortization	9		4

	Adjusted noninterest expense (non-GAAP)	$2,884		$2,786

Net interest income (GAAP)		$2,264		$2,267
Plus:	Taxable-equivalent adjustment	24		25
	Noninterest income	1,967		1,808

	Total taxable-equivalent revenue (non-GAAP)	$4,255		$4,100

Cash efficiency ratio (non-GAAP)		67.78		%67.95	%

Figure 4. GAAP to Non-GAAP Reconciliations, continued

	Three months ended
dollars in millions	12-31-12		9-30-12

Tier 1 common equity under Basel III (estimates)

Tier 1 common equity under Basel I	$9,059		$8,969
Adjustments from Basel I to Basel III:
Cumulative other comprehensive income (e)	(197)		(145)
Deferred tax assets (f)	(80)		(72)

Tier 1 common equity anticipated under Basel III (d)	$8,782		$8,752

Total risk-weighted assets under Basel I	$79,734		$79,363
Adjustments from Basel I to Basel III:
Market risk impact	970		579
Loan commitments less than one year	951		1,127
Residential mortgage and home equity loans	1,855		1,855
Other	1,110		1,119

Total risk-weighted assets under Basel III (g)	$84,620		$84,043

Tier 1 common equity ratio under Basel III	10.38	%	10.41	%

(a)	December 31, 2012, excludes $123 million of period end and $55 million of average ending purchased credit card receivable intangible assets that are not fully excludable for capital purposes.

(b)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(c)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2012, and December 31, 2011.

(d)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common equity along with other measures of capital as part of its financial analyses.

(e)	Includes AFS mark-to-market, cash flow hedges on items recognized at fair value on the balance sheet, and defined benefit pension liability.

(f)	Deferred tax asset subject to future taxable income for realization, primarily tax credit carryforwards.

(g)	The amount of regulatory capital and risk-weighted assets estimated under Basel III (when fully phased in) is based upon the federal banking agencies’ proposed rules to implement Basel III and the Standardized Approach.

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

Taxable-equivalent net interest income for 2012 was $2.3 billion, and the net interest margin was 3.21%. These results compare to taxable-equivalent net interest income of $2.3 billion and a net interest margin of 3.16% for the prior year. Total 2012 net interest income remained flat compared to the prior year as a reduction in interest income on earning assets was offset by interest expense savings on deposits and borrowings. The decrease in interest income is primarily attributable to a lower level and change in mix of average earning assets, resulting from pay downs on higher yielding loans and investments. The decrease in interest expense is primarily attributable to continued improvement in the mix of deposits through the maturity of higher costing certificates of deposit and the growth of low cost non-time and noninterest bearing deposit balances. We also have benefitted from a reduction of long-term debt.

Average earning assets for 2012 totaled $71.8 billion, which was $1.1 billion, or 2%, lower than the 2011 level. The reduction reflects a $3.0 billion reduction in our investments portfolio as securities were only partially reinvested to accommodate loan growth of $1.8 billion and debt maturities and redemptions.

Figure 5. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	2012							2011					2010
Year ended December 31,	Average					Yield/		Average			Yield/		Average			Yield/
dollars in millions	Balance			Interest	(a)	Rate	(a)	Balance	Interest	(a)	Rate	(a)	Balance	Interest	(a)	Rate (a)
ASSETS
Loans: (b),(c)
Commercial, financial and agricultural	$21,141	(j	)	$810		3.83	%	$17,507	705		4.03	%	$17,500	813		4.64%
Real estate — commercial mortgage	7,656			339		4.43		8,437	380		4.50		10,027	491		4.90
Real estate — construction	1,171			56		4.74		1,677	73		4.36		3,495	149		4.26
Commercial lease financing	5,142			187		3.64		5,846	293		5.01		6,754	352		5.21

Total commercial loans	35,110			1,392		3.96		33,467	1,451		4.34		37,776	1,805		4.78
Real estate — residential mortgage	2,049			100		4.86		1,850	97		5.25		1,828	102		5.57
Home equity:
Key Community Bank	9,520			384		4.03		9,390	387		4.12		9,773	411		4.20
Other	473			37		7.81		598	46		7.66		751	57		7.59

Total home equity loans	9,993			421		4.21		9,988	433		4.34		10,524	468		4.45
Consumer other — Key Community Bank	1,269			121		9.53		1,167	113		9.62		1,158	132		11.44
Credit Card	288			40		13.99		—	—		—		—	—		—
Consumer other:
Marine	1,551			97		6.26		1,992	125		6.28		2,497	155		6.23
Other	102			8		8.14		142	11		7.87		188	15		7.87

Total consumer other	1,653			105		6.38		2,134	136		6.38		2,685	170		6.34

Total consumer loans	15,252			787		5.16		15,139	779		5.14		16,195	872		5.39

Total loans	50,362			2,179		4.33		48,606	2,230		4.59		53,971	2,677		4.96
Loans held for sale	579			20		3.45		387	14		3.58		453	17		3.62
Securities available for sale (b),(g)	13,422			399		3.08		18,766	584		3.20		18,800	646		3.50
Held-to-maturity securities (b)	3,511			69		1.97		514	12		2.35		20	2		10.56
Trading account assets	718			18		2.48		878	26		2.97		1,068	37		3.47
Short-term investments	2,116			6		.27		2,543	6		.25		2,684	6		.24
Other investments (g)	1,141			38		3.27		1,264	42		3.14		1,442	49		3.08

Total earning assets	71,849			2,729		3.82		72,958	2,914		4.02		78,438	3,434		4.39
Allowance for loan and lease losses	(919)							(1,250)					(2,207)
Accrued income and other assets	9,961							10,385					11,243
Discontinued assets — education lending business	5,524							6,203					6,677

Total assets	$86,415							$88,296					$94,151

LIABILITIES
NOW and money market deposit accounts	$29,673			56		.19		27,001	71		.26		25,712	91		.35
Savings deposits	2,218			1		.05		1,958	1		.06		1,867	1		.06
Certificates of deposit ($100,000 or more) (h)	3,574			94		2.64		4,931	149		3.02		8,486	275		3.24
Other time deposits	5,386			104		1.92		7,185	166		2.31		10,545	301		2.86
Deposits in foreign office	767			2		.23		807	3		.30		926	3		.34

Total interest-bearing deposits	41,618			257		.62		41,882	390		.93		47,536	671		1.41
Federal funds purchased and securities sold under repurchase agreements	1,814			4		.19		1,981	5		.27		2,044	6		.31
Bank notes and other short-term borrowings	413			7		1.69		619	11		1.84		545	14		2.63
Long-term debt(h), (i)	4,673			173		4.10		7,293	216		3.18		7,211	206		3.09

Total interest-bearing liabilities	48,518			441		.92		51,775	622		1.21		57,336	897		1.58
Noninterest-bearing deposits	20,217							17,381					15,856
Accrued expense and other liabilities	1,989							2,687					3,131
Discontinued liabilities — education lending business (e), (i)	5,524							6,203					6,677

Total liabilities	76,248							78,046					83,000

EQUITY
Key shareholders’ equity	10,144							10,133					10,895
Noncontrolling interests	23							117					256

Total equity	10,167							10,250					11,151

Total liabilities and equity	$86,415							$88,296					$94,151

Interest rate spread (TE)						2.90	%				2.81	%				2.81%

Net interest income (TE) and net interest margin (TE)				2,288		3.21	%		2,292		3.16	%		2,537		3.26%

TE adjustment (b)				24					25					26

Net interest income, GAAP basis				$2,264					$2,267					$2,511

Prior to the third quarter of 2009, average balances have not been adjusted to reflect our January 1, 2008, adoption of the applicable accounting guidance related to offsetting certain derivative contracts on the consolidated balance sheet.

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (e) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	In late March 2009, Key transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines pertaining to the classification of loans that have reached a completed status.

(e)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 5. Consolidated Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations (Continued)

2009								2008						2007					Compound Annual Rate of Change (2007-2012)
Average					Yield/			Average				Yield/		Average			Yield/		Average
Balance			Interest	(a)	Rate	(a)		Balance	Interest	(a)		Rate	(a)	Balance	Interest	(a)	Rate	(a)	Balance	Interest

$23,181			1,038		4.48%			$26,372	$1,446			5.48%		$22,415	$1,622		7.23%		(1.2)%	(13.0)%
11,310	(d	)	557		4.93			10,576	640			6.05		8,802	675		7.67		(2.8)	(12.9)
6,206	(d	)	294		4.74			8,109	461			5.68		8,237	653		7.93		(32.3)	(38.8)
8,220			369		4.48			9,642	(425)	(f	)	(4.41)		10,154	606		5.97		(12.7)	(21.0)

48,917			2,258		4.61			54,699	2,122			3.88		49,608	3,556		7.17		(6.7)	(17.1)
1,764			104		5.91			1,909	117			6.11		1,525	101		6.64		6.1	(0.2)

10,214			445		4.36			9,846	564			5.73		9,671	686		7.09		(0.3)	(11.0)
945			71		7.52			1,171	90			7.67		1,144	89		7.84		(16.2)	(16.1)

11,159			516		4.63			11,017	654			5.93		10,815	775		7.17		(1.6)	(11.5)
1,202			127		10.62			1,275	130			10.22		1,367	144		10.53		(1.5)	(3.4)
—			—		—			—	—			—		—	—		—		N/M	N/M

3,097			193		6.22			3,586	226			6.30		3,390	214		6.30		(14.5)	(14.6)
247			20		7.93			315	26			8.25		319	28		8.93		(20.4)	(22.2)

3,344			213		6.35			3,901	252			6.46		3,709	242		6.52		(14.9)	(15.4)

17,469			960		5.50			18,102	1,153			6.37		17,416	1,262		7.25		(2.6)	(9.0)

66,386			3,218		4.85			72,801	3,275			4.50		67,024	4,818		7.19		(5.6)	(14.7)
650			29		4.37			1,404	76			5.43		1,705	108		6.35		(19.4)	(28.6)
11,169			462		4.19			8,126	406			5.04		7,560	380		5.04		12.2	1.0
25			2		8.17			27	4			11.73		36	2		6.68		149.9	103.0
1,238			47		3.83			1,279	56			4.38		917	38		4.10		(4.8)	(13.9)
4,149			12		.28			1,615	31			1.96		846	37		4.34		20.1	(30.5)
1,478			51		3.11			1,563	51			3.02		1,524	52		3.33		(5.6)	(6.1)

85,095			3,821		4.49			86,815	3,899			4.49		79,612	5,435		6.82		(2.0)	(12.9)
(2,273)								(1,341)						(944)					(.5)
12,349								14,736						12,672					(4.7)
4,269								4,180						3,544					9.3

$99,440								$104,390						$94,884					(1.9)%

$24,345			124		.51			$26,429	427			1.62		$24,070	762		3.17		4.3%	(40.7)
1,787			2		.07			1,796	6			.32		1,591	3		.19		6.9	(19.7)
12,612			462		3.66			9,385	398			4.25		6,389	321		5.02		(11.0)	(21.8)
14,535			529		3.64			13,300	556			4.18		11,767	550		4.68		(14.5)	(28.3)
802			2		.27			3,501	81			2.31		4,287	209		4.87		(29.1)	(60.5)

54,081			1,119		2.07			54,411	1,468			2.70		48,104	1,845		3.84		(2.9)	(32.6)

1,618			5		.31			2,847	57			2.00		4,330	208		4.79		(16.0)	(54.6)
1,907			16		.84			5,931	130			2.20		2,423	104		4.28		(29.8)	(41.7)
9,455			275		3.16			10,392	382			3.94		9,222	493		5.48		(12.7)	(18.9)

67,061			1,415		2.13			73,581	2,037			2.80		64,079	2,650		4.15		(5.4)	(30.1)
12,964								10,596						13,418					8.5
4,340								6,920						5,969					(19.7)

4,269								4,180						3,544					9.3

88,634								95,277						87,010					(2.6)

10,592								8,923						7,722					5.6
214								190						152					(31.5)

10,806								9,113						7,874					5.2

$99,440								$104,390						$94,884					(1.9)%

					2.36%							1.69%					2.67%

			2,406		2.83%	(f	)		1,862			2.15%			2,785		3.50%			(3.9)

			26						(454)						99					(24.7)

			2,380						$2,316						$2,686					(3.4)%

(f)	During the fourth quarter of 2008, our taxable-equivalent net interest income was reduced by $18 million as a result of an agreement reached with the IRS on all material aspects related to the IRS global tax settlement pertaining to certain leveraged lease financing transactions. During the second quarter of 2008, our taxable-equivalent net interest income was reduced by $838 million following an adverse federal court decision on our tax treatment of a leveraged sale-leaseback transaction. During the first quarter of 2008, we increased our tax reserves for certain LILO transactions and recalculated our lease income in accordance with prescribed accounting standards. These actions reduced our first quarter 2008 taxable-equivalent net interest income by $34 million. Excluding all of these reductions, the taxable-equivalent yield on our commercial lease financing portfolio would have been 4.82% for 2008, and our taxable-equivalent net interest margin would have been 3.13%.

(g)	Yield is calculated on the basis of amortized cost.

(h)	Rate calculation excludes basis adjustments related to fair value hedges.

(i)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

(j)	Commercial, financial and agricultural average balance includes $36 million of assets from commercial credit cards.

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 6. Components of Net Interest Income Changes from Continuing Operations

	2012 vs. 2011				2011 vs. 2010
	Average	Yield/	Net		Average	Yield/	Net
in millions	Volume	Rate	Change	(a)	Volume	Rate	Change	(a)

INTEREST INCOME
Loans	$79	$(130)	$(51)		$(255)	$(192)	$(447)
Loans held for sale	7	(1)	6		(2)	(1)	(3)
Securities available for sale	(160)	(25)	(185)		(1)	(61)	(62)
Held-to-maturity securities	59	(2)	57		13	(3)	10
Trading account assets	(4)	(4)	(8)		(6)	(5)	(11)
Short-term investments	(1)	1	—		—	—	—
Other investments	(4)	—	(4)		(6)	(1)	(7)

Total interest income (TE)	(24)	(161)	(185)		(257)	(263)	(520)

INTEREST EXPENSE
NOW and money market deposit accounts	7	(22)	(15)		4	(24)	(20)
Certificates of deposit ($100,000 or more)	(37)	(18)	(55)		(109)	(17)	(126)
Other time deposits	(37)	(25)	(62)		(84)	(51)	(135)
Deposits in foreign office	—	(1)	(1)		—	—	—

Total interest-bearing deposits	(67)	(66)	(133)		(189)	(92)	(281)
Federal funds purchased and securities sold under repurchase agreements	—	(1)	(1)		—	(1)	(1)
Bank notes and other short-term borrowings	(4)	—	(4)		2	(5)	(3)
Long-term debt	(89)	46	(43)		2	8	10

Total interest expense	(160)	(21)	(181)		(185)	(90)	(275)

Net interest income (TE)	$136	$(140)	$(4)		$(72)	$(173)	$(245)

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

Noninterest income for 2012 was $2.0 billion, up $159 million, or 9%, from 2011. In 2011, noninterest income decreased by $146 million, or 7%, compared to 2010.

Gains on leased equipment increased $86 million from 2011, primarily due to early terminations in the leveraged lease portfolio. Net gains (losses) from loan sales doubled from 2011 due to an increase in volume in our commercial mortgage banking business. Other income increased $64 million, primarily due to gains on the redemption of trust preferred securities. Investment banking and capital markets income also increased $31 million from one year ago due to a $26 million improvement (reduction) of losses related to previously-held Visa shares. These increases were partially offset by a $47 million decline in operating lease income due to product run-off and a $42 million decrease in electronic banking fees as a result of government pricing controls on debit card transactions that went into effect on October 1, 2011.

Noninterest income for 2011 decreased $92 million from 2010 when excluding the gain realized from the sale of Tuition Management Systems and the $54 million in income generated by that business unit during 2010. Operating lease income decreased $51 million due to product run-off. Deposit service charges decreased $20 million during 2011, reflecting the full-year impact of the implementation in the third quarter of 2010 of Regulation E under the Electronic Fund Transfer Act of 1978. Favorable results from letter of credit and loan fees and net gains from principal investing (including results attributable to noncontrolling interests) were more than offset by declines in trust and investment services income, corporate-owned life insurance income, net securities gains, insurance income and investment banking and capital market income.

Figure 7. Noninterest Income

Year ended December 31,				Change 2012 vs. 2011
dollars in millions	2012	2011	2010	Amount	Percent
Trust and investment services income	$421	$434	$444	$(13)	(3.0)%
Service charges on deposit accounts	287	281	301	6	2.1
Operating lease income	75	122	173	(47)	(38.5)
Letter of credit and loan fees	221	213	194	8	3.8
Corporate-owned life insurance income	122	121	137	1	.8
Net securities gains (losses)	—	1	14	(1)	(100.0)
Electronic banking fees	72	114	117	(42)	(36.8)
Gains on leased equipment	111	25	20	86	344.0
Insurance income	50	53	64	(3)	(5.7)
Net gains (losses) from loan sales	150	75	76	75	100.0
Net gains (losses) from principal investing	72	78	66	(6)	(7.7)
Investment banking and capital markets income	165	134	145	31	23.1
Other income	221	157	203	64	40.8
Total noninterest income	$1,967	$1,808	$1,954	$159	8.8%

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services are our largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 8. The 2012 and 2011 decreases of $13 million, or 3%, and $10 million, or 2%, respectively, were primarily attributable to lower institutional asset management and custody fees, which more than offset increases in personal asset management and custody fees.

Figure 8. Trust and Investment Services Income

Year ended December 31,				Change 2012 vs. 2011
dollars in millions	2012	2011	2010	Amount	Percent
Brokerage commissions and fee income	$134	$132	$134	$ 2	1.5	%
Personal asset management and custody fees	161	153	149	8	5.2
Institutional asset management and custody fees	126	149	161	(23)	(15.4)
Total trust and investment services income	$421	$434	$444	$ (13)	(3.0)%

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2012, our bank, trust and registered investment advisory subsidiaries had assets under management of $49.7 billion, compared to $51.7 billion at December 31, 2011. As shown in Figure 9, decreases in the securities lending and money market portfolios were partially offset by increases in the equity and fixed income portfolios. Our securities lending business has been declining due to our de-emphasis of this business resulting in lower transaction volumes, client departures, and fewer assets under management. The previously announced plan to liquidate the Victory Money Market Mutual Funds was completed in 2012. The assets in these funds were either transferred back to Key in the form of non-time deposits, alternative investments, or other Money Market Mutual Funds, or back to the clients. The decrease in the value of our portfolio of hedge funds was attributable to our 2009 decision to wind down the operations of Austin (results included in discontinued operations). The decline in the equity portfolio in 2011 from 2010 was due in part to asset outflows and market value declines.

Figure 9. Assets Under Management

December 31,					Change 2012 vs. 2011
dollars in millions	2012		2011	2010	Amount	Percent
Assets under management by investment type:
Equity	$31,296		$30,086	$38,083	$1,210	4.0%
Securities lending	3,147		4,950	5,716	(1,803)	(36.4)
Fixed income	12,516		10,684	10,191	1,832	17.1
Money market	2,725		5,850	5,544	(2,135)	(36.5)
Hedge funds (a)	—		162	281	(162)	(100.0)

Total	$49,684	(b)	$51,732	$59,815	$(1,058)	(2.0)%

Proprietary mutual funds included in assets under management:
Money market	—		$3,503	$4,047	$(3,503)	(100.0)%
Equity	$5,732		6,014	7,587	(282)	(4.7)
Fixed income	1,799		1,096	1,007	703	64.1

Total	$7,531		$10,613	$12,641	$(3,082)	(29.0)%

(a)	Hedge funds are related to the discontinued operations of Austin.

(b)	This figure has been revised from what has previously been disclosed in our earnings release on January 24, 2013.

Service charges on deposit accounts

The increase in service charges on deposit accounts in 2012 was primarily due to core deposit account growth. The decrease in 2011 was primarily due to implementation of Regulation E pursuant to the Electronic Fund Transfer Act of 1978, which went into effect on July 1, 2010, for new clients and August 15, 2010, for our existing clients, partially offset by deposit account growth.

Operating lease income

Operating lease income recorded in our Equipment Finance line of business decreased $47 million during 2012 and decreased $51 million in 2011 compared to the prior years due to product run-off. Accordingly, as shown in Figure 11, operating lease expense also declined.

Investment banking and capital markets income (loss)

As shown in Figure 10, income from investment banking and capital markets activities increased $31 million in 2012 after having decreased $11 million in 2011.

Investment banking income increased $19 million in 2012 as investment advisory fees increased $12 million and debt and equity underwriting fees increased $4 million. Other investment income decreased $8 million from 2011 resulting from lower gains on sale of certain investments made by our Real Estate Capital and Corporate Banking Services line of business in Key Corporate Bank. Dealer trading and derivative income (loss) increased $26 million from 2011, primarily due to improved fixed income sales. Foreign exchange income decreased $6 million in 2012 due to lower transaction volume.

Investment banking income decreased $20 million in 2011 compared to 2010 primarily due to decreased levels of equity financings and advisor fees. Other investment income increased $15 million from 2010 resulting from gains on sale of certain investments made by our Real Estate Capital and Corporate Banking Services line of business. Dealer trading and derivative income (loss) decreased $6 million from 2010 as a decrease in the provision for losses related to customer derivatives was more than offset by an increase related to credit default swap valuation adjustments. Also impacting this line item was a $24 million charge resulting from Visa’s late fourth quarter 2011 announcement of a planned increase to its litigation escrow deposit.

Figure 10. Investment Banking and Capital Markets Income (Loss)

Year ended December 31, dollars in millions				Change 2012 vs. 2011
	2012	2011	2010	Amount	Percent
Investment banking income (loss)	$111	$92	$112	$19	20.7	%
Income (loss) from other investments	13	21	6	(8)	(38.1)

Dealer trading and derivatives income (loss), proprietary (a), (b)	(2)	(24)	(15)	22	N/M
Dealer trading and derivatives income (loss), non-proprietary (b)	6	2	(1)	4	200.0
Total dealer trading and derivatives income (loss)	4	(22)	(16)	26	N/M

Foreign exchange income (loss)	37	43	43	(6)	(14.0)
Total investment banking and capital markets income (loss)	$165	$134	$145	$31	23.1	%

(a)

For the year ended December 31, 2012 equity securities trading and credit portfolio management securities trading comprise the majority of this amount. These losses were partially offset by income of $6 million related to fixed income, foreign exchange, interest rate, and energy derivative trading activities. For the year ended December 31, 2011 fixed income, equity securities trading, and credit portfolio management activities comprise the majority of this amount. These losses were partially offset by income of $3 million related to foreign exchange and interest rate derivative trading activities.

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

Corporate-owned life insurance income

Corporate-owned life insurance income remained essentially unchanged in 2012 from one year ago. The $16 million, or 12%, decrease in corporate-owned life insurance income from 2010 to 2011 was primarily due to the impact of a nonrecurring $12 million bonus dividend received in 2010.

Net gains (losses) from loan sales

Net gains (losses) from loan sales are derived from two primary sources, commercial mortgage banking activities and residential mortgage loan originations. Net gains from loan sales doubled in 2012, primarily due to an increase in volume in our commercial mortgage banking business. Results in 2011 were essentially unchanged from 2010. The types of loans sold during 2012 and 2011 are presented in Figure 20.

Net gains (losses) from principal investing

Principal investments consist of direct and indirect investments in predominantly privately-held companies. Our principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. These investments are carried on the balance sheet at fair value ($627 million at December 31, 2012, and $709 million at December 31, 2011). During 2011, employees who managed our various principal investments formed two independent entities that serve as investment managers of these investments. Under this arrangement, which was mutually agreeable to both parties, these individuals are no longer employees of Key. As a result of these changes, we deconsolidated certain of these direct and indirect investments totaling $234 million. The net gains (losses) presented in Figure 7 derive from changes in fair values as well as sales of principal investments.

Noninterest expense

As shown in Figure 11, noninterest expense for 2012 was $2.9 billion, up $117 million, or 4%, from 2011. In 2011, noninterest expense declined by $244 million, or 8% from 2010.

In 2012, personnel expense increased by $98 million, driven by higher levels of expense in each category shown in Figure 12. Nonpersonnel expense increased $19 million, primarily due to increases in several expense categories — $19 million in intangible asset amortization, $12 million in the provision for losses on lending-related commitments, $23 million in other expense, $8 million in marketing and $7 million in business services and professional fees. These increases in nonpersonnel expense were partially offset by a $37 million decrease in operating lease expense due to product run-off and a $21 million decrease in the FDIC assessment.

Of the overall $117 million increase in noninterest expense in 2012, $61 million is attributable to the acquisition of the credit card portfolios and 37 branches in Western New York, and $25 million is cost attributable to Key’s efficiency initiative.

In 2011, personnel expense increased by $49 million driven by higher levels of incentive compensation. Nonpersonnel expense decreased $293 million, primarily due to a $72 million decrease in the FDIC assessment, a $55 million decrease in net OREO expense, a $48 million decrease in operating lease expense due to product run-off, and favorable reductions across several expense categories as a result of our expense management efforts. These favorable results were partially offset by the provision for unfunded commitments, which was a credit of $28 million in 2011 compared to a credit of $48 million in 2010.

Figure 11. Noninterest Expense

Year ended December 31, dollars in millions				Change 2012 vs. 2011
	2012	2011	2010	Amount	Percent
Personnel	$1,618	$1,520	$1,471	$98	6.4%
Net occupancy	260	258	270	2	.8
Operating lease expense	57	94	142	(37)	(39.4)
Computer processing	166	166	185	—	—
Business services and professional fees	193	186	176	7	3.8
FDIC assessment	31	52	124	(21)	(40.4)
OREO expense, net	15	13	68	2	15.4
Equipment	107	103	100	4	3.9
Marketing	68	60	72	8	13.3
Provision (credit) for losses on lending-related commitments	(16)	(28)	(48)	12	N/M
Intangible asset amortization on credit cards	14	—	—	14	N/M
Other intangible asset amortization	9	4	14	5	125.0
Other expense	385	362	460	23	6.4
Total noninterest expense	$2,907	$2,790	$3,034	$117	4.2%

Average full-time equivalent employees (a)	15,589	15,381	15,610	208	1.4%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 12, personnel expense, the largest category of our noninterest expense, increased by $98 million, or 6%, in 2012, following a $49 million, or 3%, increase in 2011. Salaries increased $70 million due to several factors — higher levels of contract labor for technology investments attributable to the credit card portfolio acquisitions and related implementation of new payment systems and merchant services processing; increased hiring of client-facing personnel including our acquisition of 37 branches in Western New York; and base salary increases. Employee benefits increased $13 million, primarily due to pension expense and higher medical claims. Incentive compensation increased $7 million as a result of higher commission expenses driven by increased activity in debt and equity placements. Stock-based compensation also increased $6 million while severance expense increased $2 million.

Of the overall $98 million increase in personnel expense in 2012, $8 million is attributable to the acquisition of the credit card portfolios and 37 branches in Western New York and $18 million is attributable to Key’s efficiency initiative. Technology contract programming expense increased $47 million.

The 2011 increase in personnel expense was largely due to a $40 million increase in incentive compensation accruals on improved profitability. Employee benefits expense increased $5 million due to increased medical claim expenses. Salaries expense increased $6 million due to higher levels of contract labor as the reduction in the number of average full-time equivalent employees offset the impact of base salary increases. Severance expense also increased by $5 million, while stock-based compensation decreased by $7 million.

Figure 12. Personnel Expense

Year ended December 31, dollars in millions				Change 2012 vs. 2011
	2012	2011	2010	Amount	Percent
Salaries	$989	$919	$913	$70	7.6	%
Incentive compensation	313	306	266	7	2.3
Employee benefits	242	229	224	13	5.7
Stock-based compensation (a)	51	45	52	6	13.3
Severance	23	21	16	2	9.5
Total personnel expense	$1,618	$1,520	$1,471	$98	6.4	%

(a)	Excludes directors’ stock-based compensation of $4 million in 2012, less than $1 million in 2011, and $2 million in 2010 reported as “other expense” in Figure 11.

Intangible asset amortization

In 2012, the acquisition of the credit card portfolio as well as 37 branches in Western New York resulted in an increase in intangible amortization of $19 million.

Operating lease expense

The decrease in operating lease expense in both 2012 and 2011 compared to the prior year is primarily attributable to product run-off. Income related to the rental of leased equipment is presented in Figure 7 as “operating lease income.”

FDIC Assessment

FDIC assessment expense decreased in 2012 and 2011 as a result of the change in the calculation method for deposit insurance assessments, as discussed in the “Deposit Insurance and Assessments” section in the “Supervision and Regulation” section in Item 1. Business of this report.

OREO expense

In 2012, OREO expense increased modestly by $2 million. In 2011, improved liquidity for income-producing properties that began in 2010 and carried through into 2011 resulted in an $8 million increase in net gains on sale of OREO while valuation write-downs decreased $43 million from 2010.

Provision (credit) for losses on lending-related commitments

The provision for losses on lending-related commitments fluctuated during the years shown as a result of variability in underlying credit quality and levels of unfunded commitments.

Other expense

In 2012, the $23 million increase in other expense included $3 million in one-time expenses and $14 million in recurring expenses associated with the acquisition of the credit card portfolios and 37 branches in Western New York. In 2011, the $98 million decrease in other expense was due to favorable reductions across several expense categories as a result of our expense management efforts.

Income taxes

We recorded a tax provision from continuing operations of $239 million for 2012, compared to a tax provision of $369 million for 2011 and $186 million for 2010. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 21.8% for 2012, compared to 27.4% for 2011 and 23.4% for 2010.

Our federal tax (benefit) expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves. In addition, in 2012, our effective tax rate was lower due to the early termination of certain leveraged leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

At December 31, 2012, we have recorded a valuation allowance of $3 million against the gross deferred tax assets for certain state net operating loss and state credit carryforwards.

During 2010, we recorded domestic deferred income tax expense of $32 million to reflect management’s change in assertion as to indefinitely reinvesting in non-U.S. subsidiaries.

Line of Business Results

This section summarizes the financial performance and related strategic developments of our two major business segments (operating segments): Key Community Bank and Key Corporate Bank. Note 21 (“Line of Business Results”) describes the products and services offered by each of these business segments, provides more detailed financial information pertaining to the segments and certain lines of business, and explains “Other Segments” and “Reconciling Items.”

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

Year ended December 31,				Change 2012 vs. 2011
dollars in millions	2012	2011	2010	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$2,209	$2,234	$2,390	$(25)	(1.1	) %
Key Corporate Bank	1,609	1,578	1,641	31	2.0
Other Segments	449	307	422	142	46.3
Total Segments	4,267	4,119	4,453	148	3.6
Reconciling Items (a)	(12)	(19)	38	7	N/M
Total	$4,255	$4,100	$4,491	$155	3.8%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$106	$212	$155	$(106)	(50.0	) %
Key Corporate Bank	453	568	427	(115)	(20.2)
Other Segments	245	175	(1)	70	40.0
Total Segments	804	955	581	(151)	(15.8)
Reconciling Items (a)	45	9	(4)	36	400.0
Total	$849	$964	$577	$(115)	(11.9	) %

Key Community Bank summary of operations

As shown in Figure 14, Key Community Bank recorded net income attributable to Key of $106 million for 2012, compared to $212 million for 2011, and $155 million for 2010. The decline in 2012 was due to an increase in noninterest expense and a decrease in total revenue.

Taxable-equivalent net interest income declined by $52 million, or 3.5%, from 2011. Average loans and leases grew $1.5 billion, or 5.8%, while average deposits increased by $1 billion, or 2.2%, compared to 2011. The Western New York branch and credit card portfolio acquisitions contributed $58 million to net interest income, $436 million to average loans and leases, and $903 million to deposits. The positive contribution to net interest income from the acquisitions was offset by a reduction in the value of deposits in 2012 compared to one year ago.

Noninterest income increased by $27 million, or 3.6%, from 2011. The Western New York branch and credit card portfolio acquisitions contributed $24 million mainly in credit card fees, trust and investment services income, and service charges on deposit accounts. Trust and investment services income increased $14 million due to an increase in assets under management resulting from market appreciation and increased production as well as the acquisitions. Other income increased $48 million, primarily due to gains realized on the sale of certain tax credits and an increase in credit card fees. Net gains (losses) from loan sales were also $12 million higher in 2012. These increases in noninterest income were partially offset by a $42 million decline in electronic banking fees resulting from government pricing controls on debit transactions that went into effect October 1, 2011.

The provision for loan and lease losses declined by $4 million, or 2.5%, from 2011. Excluding the acquisition of the credit card portfolio and the Chapter 7 bankruptcy loans, the provision for loans and leases would have decreased by $86 million compared to 2011. Net loan charge-offs declined $82 million, or 28.7%, from 2011 as a result of continued progress in the economic environment and further improvement in the credit quality of the portfolio.

Noninterest expense increased by $150 million, or 8.2%, from 2011. The Western New York branch and credit card portfolio acquisitions contributed $61 million to the increase in noninterest expense spread across several expense categories, including personnel, loan servicing, and intangible asset amortization. Various other expenses including internally-allocated support costs, occupancy costs, and overhead costs also increased from 2011.

In 2011, the $57 million increase in net income attributable to Key compared to 2010 was due to decreases in the provision for loan and lease losses of $253 million, partially offset by declines in taxable-equivalent net interest income and noninterest income.

Figure 14. Key Community Bank

Year ended December 31,				Change 2012 vs. 2011

dollars in millions	2012	2011	2010	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,436	$1,488	$1,618	$(52)	(3.5)%
Noninterest income	773	746	772	27	3.6
Total revenue (TE)	2,209	2,234	2,390	(25)	(1.1)
Provision (credit) for loan and lease losses	156	160	413	(4)	(2.5)
Noninterest expense	1,975	1,825	1,817	150	8.2
Income (loss) before income taxes (TE)	78	249	160	(171)	(68.7)
Allocated income taxes (benefit) and TE adjustments	(28)	37	5	(65)	N/M
Net income (loss) attributable to Key	$106	$212	$155	$(106)	(50.0)%

AVERAGE BALANCES
Loans and leases	$27,830	$26,308	$27,044	$1,522	5.8	%
Total assets	31,519	29,744	30,254	1,775	6.0
Deposits	48,925	47,893	49,653	1,032	2.2

Assets under management at year end	$22,334	$17,938	$18,788	$4,396	24.5	%

ADDITIONAL KEY COMMUNITY BANK DATA

Year ended December 31,				Change 2012 vs. 2011
dollars in millions	2012	2011	2010	Amount	Percent
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$24,485	$21,961	$19,683	$2,524	11.5	%
Savings deposits	2,212	1,952	1,855	260	13.3
Certificates of deposits ($100,000 or more)	3,070	4,021	6,065	(951)	(23.7)
Other time deposits	5,371	7,169	10,497	(1,798)	(25.1)
Deposits in foreign office	357	385	428	(28)	(7.3)
Noninterest-bearing deposits	13,430	12,405	11,125	1,025	8.3
Total deposits	$48,925	$47,893	$49,653	$1,032	2.2	%

HOME EQUITY LOANS
Average balance	$9,520	$9,390	$9,773
Weighted-average loan-to-value ratio (at date of origination)	70%	70%	70%
Percent first lien positions	55	53	53
OTHER DATA
Branches	1,088	1,058	1,033
Automated teller machines	1,611	1,579	1,531

Key Corporate Bank summary of operations

As shown in Figure 15, Key Corporate Bank recorded net income from continuing operations attributable to Key of $453 million for 2012, compared to $568 million for 2011 and $427 million for 2010. The 2012 decline was driven by an increase in the provision for loan and lease losses, partially offset by an increase in taxable-equivalent net interest income and a decrease in noninterest expense.

Taxable-equivalent net interest income increased by $29 million, or 4.1%, in 2012 compared to 2011. Average earning assets increased $1.4 billion, or 7.5% from 2011, while the spread rate remained flat year over year, resulting in a $33 million increase in the earning asset spread. Deposit balances grew $1.8 billion, or 17.0% from 2011, but this growth in balance was offset by a reduction in the value of deposits due to historically low interest rates.

Noninterest income increased by $2 million, or .2%, from 2011 driven by increases of $67 million in net gains (losses) from loan sales from commercial mortgage banking activities in the Real Estate Capital line of business, $10 million in letter of credit and loan fees, and $6 million in investment banking and capital markets income. These increases were offset by decreases of $32 million in operating lease revenue, $24 million in trust and investment services income related to a reduction in assets under management, and a $25 million decline in other income due to gains realized in 2011 related to the disposition of certain investments held by the Real Estate Capital line of business.

The provision for loan and lease losses was a charge of $24 million in 2012 compared to a credit of $198 million in 2011. The 2012 charge was driven by growth in the loan and lease portfolio but still reflects lower levels of net loan charge-offs, and a continued release of loss reserves due to improved credit quality. Net loan charges-offs decreased $74 million from 2011 to $64 million in 2012.

Noninterest expense declined by $16 million, or 1.8%, from 2011, primarily due to a $24 million decline in operating lease expense on product run-off. This reduction was partially offset by a $9 million increase in net OREO expense resulting from a lower level of gains in 2012 than recorded in 2011.

The 2011 improvement in net income from continuing operations attributable to Key compared to 2010 resulted from a decrease in the provision for loan and lease losses, an increase in noninterest income, and a decrease in noninterest expense, partially offset by a decrease in net interest income. Taxable-equivalent net interest income declined by $91 million, or 11.3%, in 2011 compared to 2010, primarily due to decreased deposit balances and a reduction in the value of deposits due to historically low interest rates. Noninterest income increased $28 million, or 3.3%, driven by increases in letter of credit and loan fees and gains on the disposition of certain investments held by the Real Estate Capital line of business. The provision for loan and lease losses decreased $170 million as a result of improved credit quality. Noninterest expense decreased $119 million, or 11.9%, driven by net OREO gains recorded in 2011 versus net OREO expense in 2010, along with decreases in operating lease expense on product run-off, and decreases in other various expense categories.

Figure 15. Key Corporate Bank

Year ended December 31,					Change 2012 vs. 2011
dollars in millions	2012		2011	2010	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$740		$711	$802	$29	4.1	%
Noninterest income	869		867	839	2	.2
Total revenue (TE)	1,609		1,578	1,641	31	2.0
Provision (credit) for loan and lease losses	24		(198)	(28)	222	N/M
Noninterest expense	864		880	999	(16)	(1.8)
Income (loss) before income taxes (TE)	721		896	670	(175)	(19.5)
Allocated income taxes and TE adjustments	265		327	244	(62)	(19.0)
Net income (loss)	456		569	426	(113)	(19.9)
Less: Net income (loss) attributable to noncontrolling interests	3		1	(1)	2	200.0
Net income (loss) attributable to Key	$453		$568	$427	$(115)	(20.2)%

AVERAGE BALANCES
Loans and leases	$18,871		$17,403	$20,372	$1,468	8.4	%
Loans held for sale	500		302	314	198	65.6
Total assets	22,989		21,548	24,349	1,441	6.7
Deposits	12,631		10,795	12,235	1,836	17.0

Assets under management at year end	$27,350	(a)	$33,794	$41,027	$(5,454)	(16.1)%

ADDITIONAL KEY CORPORATE BANK DATA

Year ended December 31,				Change
dollars in millions	2012	2011	2010	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$227	$251	$266	$(24)	(9.6)%
Investment banking and debt placement fees (a)	320	225	208	95	42.2
Operating lease income and other leasing gains (b)	80	112	130	(32)	(28.6)
Corporate services income (c)	121	142	129	(21)	(14.8)
Other noninterest income	121	137	106	(16)	(11.7)
Total noninterest income	$869	$867	$839	$2	.2	%

(a)	This figure has been revised from what has previously been disclosed in our earnings release on January 24, 2013.

(b)	Included in “Investment banking and capital markets income (loss),” “Net gains (losses) from loan sales,” and “Letter of credit and loan fees” on the Consolidated Statements of Income.

(c)	Included in “Operating lease income” and “Gains on leased equipment” on the Consolidated Statements of Income.

(d)	Included in “Service charges on deposit accounts,” “Letter of credit and loan fees,” and “Investment banking and capital markets income (loss)” on the Consolidated Statements of Income.

Other Segments

Other Segments consists of Corporate Treasury, our Principal Investing unit and various exit portfolios. Other Segments generated net income attributable to Key of $245 million for 2012, compared to $175 million for 2011. The 2012 results reflect increases in taxable-equivalent net interest income and noninterest income of $32 million and $110 million, respectively. Included in noninterest income was an increase in gains on leased equipment of $85 million, primarily due to the termination of certain leveraged leases in 2012, and a $54 million gain on the redemption of certain trust preferred securities. Noninterest expense also declined $25 million. These improvements were partially offset by an increase in the provision for loan and lease losses of $67 million.

In 2011, Other Segments generated net income attributable to Key of $175 million, compared to a net loss of $1 million for 2010. The 2011 results reflected a $22 million decrease in taxable-equivalent net interest income and a decline in the provision for loan and lease losses of $278 million, offset by various other items.

Financial Condition

Loans and loans held for sale

Figure 16 shows the composition of our loan portfolio at December 31, for each of the past five years.

Figure 16. Composition of Loans

	2012					2011			2010
December 31, dollars in millions	Amount			Percent of Total		Amount	Percent of Total		Amount	Percent of Total
COMMERCIAL
Commercial, financial and agricultural (a)	$23,242			44.0	%	$19,759	39.9	%	$16,441	32.8	%
Commercial real estate: (b)
Commercial mortgage	7,720			14.6		8,037	16.2		9,502	19.0
Construction	1,003			1.9		1,312	2.6		2,106	4.2
Total commercial real estate loans	8,723			16.5		9,349	18.8		11,608	23.2
Commercial lease financing	4,915			9.3		5,674	11.4		6,471	12.9
Total commercial loans	36,880			69.8		34,782	70.1		34,520	68.9
CONSUMER
Real estate — residential mortgage	2,174			4.1		1,946	3.9		1,844	3.7
Home equity:
Key Community Bank	9,816			18.6		9,229	18.6		9,514	19.0
Other	423			.8		535	1.1		666	1.3
Total home equity loans	10,239			19.4		9,764	19.7		10,180	20.3
Consumer other — Key Community Bank	1,349			2.5		1,192	2.4		1,167	2.3
Credit cards	729			1.4		—	—		—	—
Consumer other:
Marine	1,358			2.6		1,766	3.6		2,234	4.5
Other	93			.2		125	.3		162	.3
Total consumer other	1,451			2.8		1,891	3.9		2,396	4.8
Total consumer loans	15,942			30.2		14,793	29.9		15,587	31.1
Total loans (c), (d)	$52,822			100.0	%	$49,575	100.0	%	$50,107	100.0	%

	2009					2008
	Amount			Percent of Total		Amount	Percent of Total
COMMERCIAL
Commercial, financial and agricultural	$19,248			32.7	%	$27,260	37.4	%
Commercial real estate: (b)
Commercial mortgage	10,457	(e	)	17.8		10,819	14.9
Construction	4,739	(e	)	8.1		7,717	10.6
Total commercial real estate loans	15,196			25.9		18,536	25.5
Commercial lease financing	7,460			12.7		9,039	12.4
Total commercial loans	41,904			71.3		54,835	75.3

CONSUMER
Real estate — residential mortgage	1,796			3.1		1,908	2.6
Home equity:
Key Community Bank	10,048			17.1		10,124	13.9
Other	838			1.4		1,051	1.4
Total home equity loans	10,886			18.5		11,175	15.3
Consumer other — Key Community Bank	1,181			2.0		1,233	1.7
Credit cards	—			—		—	—
Consumer other:
Marine	2,787			4.7		3,401	4.7
Other	216			.4		283	.4
Total consumer other	3,003			5.1		3,684	5.1
Total consumer loans	16,866			28.7		18,000	24.7
Total loans (c)	$58,770			100.0	%	$72,835	100.0	%

(a)	December 31, 2012, loan balance includes $90 million of commercial credit card balances.

(b)	See Figure 17 for a more detailed breakdown of our commercial real estate loan portfolio at December 31, 2012.

(c)	Excludes loans in the amount of $5.2 billion at December 31, 2012, $5.8 billion at December 31, 2011, $6.5 billion at December 31, 2010, $3.5 billion at December 30, 2009, and $3.7 billion at December 30, 2008, related to the discontinued operations of the education lending business.

(d)	December 31, 2012, includes purchased loans of $217 million of which $23 million were PCI.

(e)	In late March 2009, we transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines pertaining to the classification of loans for projects that have reached a completed status.

At December 31, 2012, total loans outstanding from continuing operations were $52.8 billion, compared to $49.6 billion at the end of 2011 and $50.1 billion at the end of 2010. Loans related to the discontinued operations of the education lending business and excluded from total loans were $5.2 billion at December 31, 2012, $5.8 billion at December 31, 2011, and $6.5 billion at December 31, 2010. Further information regarding our discontinued operations is provided in the section titled “Consumer loan portfolio” within this discussion. The increase in our outstanding loans from continuing operations over the past year results primarily from increased lending activity in our commercial, financial, and agricultural portfolio along with the credit card portfolio and branch acquisition. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”

Commercial loan portfolio

Commercial loans outstanding were $36.9 billion at December 31, 2012, an increase of $2.1 billion, or 6.0%, compared to December 31, 2011.

Commercial, financial and agricultural.    As shown in Figure 16, our Commercial, Financial and Agricultural loans, also referred to as “Commercial and Industrial,” represent 44.0% and 39.9% of our total loan portfolio at December 31, 2012, and 2011, respectively, and are the largest component of our total loans. The loans consist of fixed and variable rate loans to our large, middle market and small business clients. These loans increased $3.5 billion, or 17.6%, from one year ago. This growth in our commercial and industrial portfolio is primarily attributable to our clients in the manufacturing, technology and healthcare industries. We are experiencing growth in new high credit quality loan commitments, and utilization with clients in our middle market segment, and in our Institutional and Capital Markets business. Additionally, we are increasing loans to real estate investment trust (“REIT”) clients and institutionally-backed commercial real estate (“CRE”) funds. REITs and institutional CRE funds effectively enable us to lend to entities that generally have more diverse cash flows, lower debt levels and better access to the capital markets than private owners or developers.

Commercial real estate loans.    Our CRE lending business is conducted through two primary sources: our 14-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of CRE located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 54.3% of our average year-to-date commercial real estate loans, compared to 55.5% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

CRE loans represent 16.5% of our total loan portfolio at December 31, 2012, compared to 18.8% one year ago. These loans include both owner and nonowner occupied properties, which at December 31, 2012, represented 23.7% of our commercial loan portfolio, compared to 26.9% one year ago. These loans have decreased $626 million, or 6.7%, to $8.7 billion at December 31, 2012, from $9.3 billion at December 31, 2011. This decrease in our CRE portfolio has resulted from many of our clients taking advantage of historically low long-term interest rates to refinance their loans in the permanent loan market. We have also been de-risking the portfolio by changing our focus from developers to owners of completed and stabilized CRE.

Figure 17 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 17, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As shown in Figure 17, at December 31, 2012, our CRE portfolio included mortgage loans of $7.7 billion and construction loans of $1.0 billion, representing 14.6% and 1.9%, respectively, of our total loans. Nonowner-occupied loans represented 10.6% of our total loans and owner-occupied loans represented 5.9% of our total loans. The average size of mortgage loans originated during 2012 was $3.5 million, and our largest mortgage loan at December 31, 2012, had a balance of $73 million. At December 31, 2012, our average construction loan commitment was $3.9 million. Our largest construction loan commitment was $56.8 million, and our largest construction loan amount outstanding was $56.7 million.

Also shown in Figure 17, at December 31, 2012, 64.0% of our commercial real estate loans were for nonowner-occupied properties, compared to 65.1% at December 31, 2011. Approximately 14.9% and 18.5% of these loans were construction loans at December 31, 2012, and 2011, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the construction loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn, in rental rates and occupancy, would adversely affect our portfolio of construction loans.

Figure 17. Commercial Real Estate Loans

December 31, 2012 dollars in millions	Geographic Region							Percent of Total		Construction	Commercial Mortgage
	West	Southwest	Central	Midwest	Southeast	Northeast	Total
Nonowner-occupied:
Retail properties	$155	$144	$93	$157	$376	$181	$1,106	12.7	%	$184	$922
Multifamily properties	248	168	268	353	311	139	1,487	17.1		349	1,138
Health facilities	220	—	185	168	88	133	794	9.1		54	740
Office buildings	206	15	87	137	48	107	600	6.9		48	552
Warehouses	199	1	22	72	121	180	595	6.8		17	578
Manufacturing facilities	4	—	1	3	89	3	100	1.1		4	96
Hotels/Motels	85	—	23	20	52	12	192	2.2		—	192
Residential properties	13	12	21	37	29	27	139	1.6		89	50
Land and development	18	6	27	8	16	23	98	1.1		80	18
Other	63	1	41	102	144	124	475	5.4		8	467
Total nonowner-occupied	1,211	347	768	1,057	1,274	929	5,586	64.0		833	4,753
Owner-occupied	1,287	33	332	725	70	690	3,137	36.0		170	2,967
Total	$2,498	$380	$1,100	$1,782	$1,344	$1,619	$8,723	100.0	%	$1,003	$7,720

Nonowner-occupied:
Nonperforming loans	$5	$46	$—	$15	$47	$14	$127	N/M		$54	$73
Accruing loans past due 90 days or more	—	—	—	—	—	5	5	N/M		—	5
Accruing loans past due 30 through 89 days	2	—	1	9	—	1	13	N/M		2	11

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
Southwest –	Arizona, Nevada and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C. and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont

During 2012, nonperforming loans related to our nonowner-occupied properties decreased by $47 million from $174 million at December 31, 2011, to $127 million at December 31, 2012, as a result of continued improvement in asset quality and market conditions. This compares to a decrease of $234 million during 2011.

Since December 31, 2011, our nonowner occupied commercial real estate portfolio has been reduced by approximately $501 million, or 8.2%, as many of our clients have taken advantage of opportunities to permanently refinance their loans at historically low interest rates.

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

Commercial lease financing.    We conduct commercial lease financing arrangements through our Key Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 13.3% of commercial loans at December 31, 2012, and 16.3% at December 31, 2011.

Commercial loan modification and restructuring

We modify and extend certain commercial loans in the normal course of business for our clients. Loan modifications vary and are handled on a case by case basis with strategies responsive to the specific circumstances of each loan and borrower. In many cases, borrowers have other resources and can reinforce the credit with additional capital, collateral, guarantees or income sources.

Modifications are negotiated to achieve mutually agreeable terms that maximize loan credit quality while at the same time meeting our clients’ financing needs. Modifications made to loans of creditworthy borrowers not experiencing financial difficulties and under circumstances where ultimate collection of all principal and interest is not in doubt are not classified as TDRs. In accordance with applicable accounting guidance, a loan is classified as a TDR only when the borrower is experiencing financial difficulties and a creditor concession has been granted.

Our concession types are primarily interest rate reductions, forgiveness of principal, and other modifications. Loan extensions are sometimes coupled with these primary concession types. Because economic conditions have improved modestly and we have restructured loans to provide the optimal opportunity for successful repayment by the borrower, certain of our restructured loans have returned to accrual status and consistently performanced under the restructured loan terms over the past year.

If the loan terms are extended at less than normal market rates for similar lending arrangements, we transfer the loans to the Asset Recovery Group for resolution. During 2012, there were $284 million of new restructured loans, of which $109 million related to commercial loans and $175 million to consumer loans.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 5 (“Asset Quality”).

Figure 18 quantifies restructured loans and TDRs. As of December 31, 2012, $72 million of secured loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower were reclassified as consumer TDRs. Regardless of delinquency status, these loans were accounted for at the fair market value of the collateral less selling costs, are classified as nonaccrual, and are included in nonperforming loans.

Figure 18. Commercial TDRs by Note Type and Accrual Status

December 31,
in millions	2012	2011
Commercial TDRs by Note Type
Tranche A	$117	$206
Tranche B	—	2
Total Commercial TDRs	$117	$208

Commercial TDRs by Accrual Status
Nonaccruing	$96	$150
Accruing	21	58
Held for sale	—	—
Total Commercial TDRs	$117	$208

Total Commercial and Consumer TDRs	$320	$276

We use an A-B note structure for our TDRs, breaking the existing loan into two tranches. First, we create an A note. As the objective of this TDR note structure is to achieve a fully performing and well-rated A note, we focus on sizing that note to a level that is supported by cash flow available to service debt at current market terms and consistent with our customary underwriting standards. This note structure typically will include a debt coverage ratio of 1.2 or better of cash flow to monthly payments of market interest, and principal amortization of generally not more than 25 years. (These metrics are adjusted from time to time based upon changes in long-term markets and take out underwriting standards of our various lines of business.) Appropriately sized A notes are more likely to return to accrual status, allowing us to resume recognizing interest income. As the borrower’s payment performance improves, these restructured notes typically also allow for upgraded internal quality risk rating classification. Moreover, the borrower retains ownership and control of the underlying collateral (typically, commercial real estate), the borrower’s capital structure is strengthened (often to the point that fresh capital is attracted to the transaction), and local markets are spared distressed/fire sales.

The B note typically is an interest-only note with no required amortization until the property stabilizes and generates excess cash flow. This excess cash flow customarily is applied directly to the principal of the A note. We evaluate the B note when we consider returning the A note to accrual status. In many cases, the B note is charged off at the same time the A note is returned to accrual status. Alternatively, both A and B notes may be simultaneously returned to accrual if credit metrics are supportive.

Restructured nonaccrual loans may be returned to accrual status based on a current, well documented evaluation of the credit, which would include analysis of the borrower’s financial condition, prospects for repayment under the modified terms, and alternate sources of repayment such as the value of loan collateral. We wait a reasonable period (generally a minimum of six months) to establish the borrower’s ability to sustain historical repayment performance before returning the loan to accrual status. Sustained historical repayment performance prior to the restructuring also may be taken into account. The primary consideration for returning a restructured loan to accrual status is the reasonable assurance that the full contractual principal balance of the loan and the ongoing contractually required interest payments will be fully repaid. Although our policy is a guideline, considerable judgment is required to review each borrower’s circumstances.

All loans processed as TDRs, including A notes and any non-charged-off B notes, are reported as TDRs during the calendar year in which the restructure took place.

Extensions.    Project loans typically are refinanced into the permanent commercial loan market at maturity, but sometimes they are modified and extended. Extension terms take into account the specific circumstances of the client relationship, the status of the project, and near-term prospects for both the client and the collateral. In all cases, pricing and loan structure are reviewed and, where necessary, modified to ensure the loan has been priced to achieve a market rate of return and loan terms that are appropriate for the risk. Typical enhancements include one or more of the following: principal paydown, increased amortization, additional collateral, increased guarantees, and a cash flow sweep. Some maturing construction loans have automatic extension options built in; in those cases, pricing and loan terms cannot be altered.

Loan pricing is determined based on the strength of the borrowing entity and the strength of the guarantor, if any. Therefore, pricing for an extended loan may remain the same because the loan is already priced at or above current market.

We do not consider loan extensions in the normal course of business (under existing loan terms or at market rates) as TDRs, particularly when ultimate collection of all principal and interest is not in doubt and no concession has been made. In the case of loan extensions where either collection of all principal and interest is uncertain or a concession has been made, we would analyze such credit under the accounting guidance to determine whether it qualifies as a TDR. Extensions that qualify as TDRs are measured for impairment under the applicable accounting guidance.

Guarantors.    We conduct a detailed guarantor analysis (1) for all new extensions of credit, (2) at the time of any material modification/extension, and (3) typically annually, as part of our on-going portfolio and loan monitoring procedures. This analysis requires the guarantor entity to submit all appropriate financial statements, including balance sheets, income statements, tax returns, and real estate schedules.

While the specific steps of each guarantor analysis may vary, the high level objectives include determining the overall financial conditions of the guarantor entities, including: size, quality, and nature of asset base; net worth (adjusted to reflect our opinion of market value); leverage; standing liquidity; recurring cash flow; contingent and direct debt obligations; and near term debt maturities.

Borrower and guarantor financial statements are required at least annually within 90-120 days of the calendar/fiscal year end. Income statements and rent rolls for project collateral are required quarterly. We may require certain information, such as liquidity, certifications, status of asset sales or debt resolutions, and real estate schedules to be provided more frequently.

We routinely seek performance from guarantors of impaired debt if the guarantor is solvent. We may not seek to enforce the guaranty if we are precluded by bankruptcy or we determine the cost to pursue a guarantor exceeds the value to be returned given the guarantor’s verified financial condition. We often are successful in obtaining either monetary payment or the cooperation of our solvent guarantors to help mitigate loss, cost and the expense of collections.

As of December 31, 2012, we had $39 million of mortgage and construction loans that had a loan-to-value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding increased by $1.1 billion, or 7.8%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 95.9% of this portfolio at December 31, 2012, is derived from our Key Community Bank. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank increased by $587 million, or 6.4%, over the past twelve months as a result of stabilized home values, improved employment, and favorable borrowing conditions.

As shown in Figure 14, we hold the first lien position for approximately 55% of the Key Community Bank home equity portfolio at December 31, 2012, and 53% at December 31, 2011. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratio. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”).

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. At December 31, 2012, 45% of our home equity portfolio is secured by second lien mortgages. During the second quarter of 2012, approximately $4.9 billion of second lien home equity loans were reviewed by a third party service to determine the payment status of the associated first lien. The resulting data identified approximately $48 million of second lien home equity loans with an associated first lien that is either 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown. In accordance with the above mentioned regulatory guidance, these loans were classified as nonperforming in the second quarter of 2012. The classification of these identified second liens as nonperforming loans did not have an impact on the ALLL during the second quarter of 2012 or subsequent quarters because, as noted above, we have previously considered the risk characteristics of this portfolio of loans in our loss estimation methodology. On at least a quarterly basis, we will continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate. This regulatory guidance related to the classification of second lien home equity loans was implemented prospectively, and therefore prior periods were not adjusted.

In conjunction with the updated regulatory guidance that was issued in the third quarter of 2012, at December 31, 2012, home equity loans include $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed.

Figure 19 summarizes our home equity loan portfolio by source at the end of each of the last five years, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 19. Home Equity Loans

December 31, dollars in millions	2012		2011	2010	2009	2008
SOURCES OF YEAR END LOANS
Key Community Bank	$9,816		$9,229	$9,514	$10,048	$10,124
Other	423		535	666	838	1,051
Total	$10,239		$9,764	$10,180	$10,886	$11,175

Nonperforming loans at year end	$231	(a), (b)	$120	$120	$128	$91
Net loan charge-offs for the year	118		130	175	165	86
Yield for the year (c)	4.21%		4.34%	4.45%	4.63%	5.93%

(a)	Includes $48 million of performing home equity second liens that are subordinate to first liens and 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown. Such second liens are now being reported as nonperforming loans based upon regulatory guidance issued in January 2012.

(b)	Includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in regulatory guidance that was updated in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

(c)	From continuing operations.

Loans held for sale

As shown in Note 4 (“Loans and Loans Held for Sale”), our loans held for sale were $599 million at December 31, 2012, compared to $728 million at December 31, 2011. There were no loans held for sale related to the discontinued operations of the education lending business at December 31, 2012, and December 31, 2011.

At December 31, 2012, loans held for sale included $477 million of commercial mortgages, which decreased by $90 million from December 31, 2011, and $85 million of residential mortgage loans which decreased by $10 million from December 31, 2011. Valuations are conducted using internal models that rely on market data from sales or nonbinding bids on similar assets, including credit spreads, treasury rates, interest rate curves and risk profiles, as well as our own assumptions about the exit market for the loans and details about individual loans within the respective portfolios. We review our assumptions quarterly. For additional information related to the valuation of loans held for sale, see Note 6 (“Fair Value Measurements”).

During 2012, we recorded net gains (losses) from loan sales of $150 million on the income statement, of which $59 million related to sales of loans classified as held for sale. This $59 million was comprised of net unrealized losses of $4 million and net realized gains of $63 million. We have not been significantly impacted by market volatility in the subprime mortgage lending industry, having exited this business in 2006.

Loan sales

As shown in Figure 20, during 2012, we sold $3.5 billion of commercial real estate loans, $1.8 billion of residential real estate loans, and $144 million of commercial loans. Most of these sales came from the held-for-sale portfolio. Sales of mortgage loans held by our real estate investment entity, leases and other loans not classified as held for sale generated net gains of $91 million in 2012. Additionally, there were no education loans sold (included in “discontinued assets” on the balance sheet).

Among the factors that we consider in determining which loans to sell are:

¿	our business strategy for particular lending areas;

¿	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

¿	our A/LM needs;

¿	the cost of alternative funding sources;

¿	the level of credit risk;

¿	capital requirements; and

¿	market conditions and pricing.

Figure 20 summarizes our loan sales for 2012 and 2011.

Figure 20. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2012
Fourth quarter	$38	$1,233	$53	$493	$1,817
Third quarter	46	787	47	503	1,383
Second quarter	24	808	26	379	1,237
First quarter	36	715	22	400	1,173
Total	$144	$3,543	$148	$1,775	$5,610

2011
Fourth quarter	$31	$500	—	$404	$935
Third quarter	23	355	—	303	681
Second quarter	18	761	—	250	1,029
First quarter	46	397	—	438	881
Total	$118	$2,013	—	$1,395	$3,526

Figure 21 shows loans that are either administered or serviced by us but not recorded on the balance sheet. The table includes loans that have been sold.

Figure 21. Loans Administered or Serviced

December 31, in millions	2012	2011	2010	2009	2008
Commercial real estate loans (a)	$107,630	$99,608	$117,071	$123,599	$123,256
Education loans (b)	—	—	—	3,810	4,267
Commercial lease financing	520	521	706	649	713
Commercial loans	343	306	269	247	208
Total	$108,493	$100,435	$118,046	$128,305	$128,444

(a)	We acquired the servicing for commercial mortgage loan portfolios with an aggregate principal balance of $11.8 billion during 2012, $3.5 billion during 2011, $1.6 billion during 2010, $7.2 billion during 2009 and $1 billion during 2008.

(b)	We adopted new accounting guidance on January 1, 2010, which required us to consolidate our education loan securitization trusts and resulted in the addition of approximately $2.8 billion of assets, and the same amount of liabilities and equity, to our balance sheet. Of this amount, $890 million were included in our net risk-weighted assets under current federal banking regulations.

In the event of default by a borrower, we are subject to recourse with respect to approximately $1 billion of the $108 billion of loans administered or serviced at December 31, 2012. Additional information about this recourse arrangement is included in Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Maturities and sensitivity of certain loans to changes in interest rates

Figure 22 shows the remaining maturities of certain commercial and real estate loans, and the sensitivity of those loans to changes in interest rates. At December  31, 2012, approximately 29.4% of these outstanding loans were scheduled to mature within one year.

Figure 22. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates

December 31, 2012 in millions	Within One Year	One - Five Years	Over Five Years	Total
Commercial, financial and agricultural	$7,701	$12,712	$2,829	$23,242
Real estate — construction	330	550	123	1,003
Real estate — residential and commercial mortgage	2,017	4,157	3,720	9,894
	$10,048	$17,419	$6,672	$34,139

Loans with floating or adjustable interest rates (a)		$14,611	$3,504	$18,115
Loans with predetermined interest rates (b)		2,808	3,168	5,976

		$17,419	$6,672	$24,091

(a)	Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.

(b)	Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.

Securities

Our securities portfolio totaled $16 billion at December 31, 2012, compared to $18.1 billion at December 31, 2011. Available-for-sale securities were $12.1 billion at December 31, 2012, compared to $16 billion at December 31, 2011, reflecting the liquidity needs arising from changes in our loan and deposit balances and investments in held-to-maturity securities. Held-to-maturity securities were $3.9 billion at December 31, 2012, compared to $2.1 billion at December 31, 2011, primarily reflecting increases in agency mortgage-backed securities as we continue to prepare for potential future changes in regulatory capital rules. Essentially all of our held-to-maturity securities portfolio was invested in CMOs at December 31, 2012.

As shown in Figure 23, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at cost for the held-to-maturity portfolio. For more information about these securities, see Note 6 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques” and Note 7 (“Securities”).

Figure 23. Mortgage-Backed Securities by Issuer

December 31, in millions	2012	2011	2010
FHLMC	$7,923	$8,984	$10,373
FNMA	5,246	5,583	7,357
GNMA	2,746	3,464	4,004
Total (a)	$15,915	$18,031	$21,734

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At December 31, 2012, we had $12 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $15.9 billion at December 31, 2011.

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

Throughout 2012, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times throughout the year served to provide the liquidity necessary to address the funding requirements arising from ongoing loan growth and occasional debt maturities, as well as the branch acquisition (including credit card assets obtained in September 2012) in July 2012 and the acquisition of Key-branded credit card assets in August 2012.

Figure 24 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7 (“Securities”).

Figure 24. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies and Corporations	States and Political Subdivisions	Collateralized Mortgage Obligations	(a)	Other Mortgage- Backed Securities	(a)	Other Securities	(b)	Total		Weighted- Average Yield	(c)
December 31, 2012
Remaining maturity:
One year or less	—	$1	$1,265		$1		5		$1,272		3.18%
After one through five years	—	14	10,199		518		$38		10,769		2.86
After five through ten years	—	34	—		15		—		49		5.64
After ten years	—	—	—		4		—		4		5.53
Fair value	—	$49	$11,464		$538		$43		$12,094		—
Amortized cost	—	47	11,148		491		42		11,728		2.91%
Weighted-average yield (c)	—	5.97%	2.79%		5.25%		—%		2.91	% (d)	—
Weighted-average maturity	—	5.6 years	2.2 years		2.4 years		1.8 years		2.2 years		—
December 31, 2011
Fair value	—	$63	$15,162		$778		$9		$16,012		—
Amortized cost	—	60	14,707		715		8		15,490		3.19%
December 31, 2010
Fair value	$8	$172	$20,665		$1,069		$19		$21,933		—
Amortized cost	8	170	20,344		998		15		21,535		3.28%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $43 million of securities at December 31, 2012, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Our held-to-maturity securities increased during the second half of 2011 and throughout 2012 due to purchases of Federal Agency CMOs, as we increased this portfolio in response to potential future changes in regulatory capital rules. Figure 25 shows the composition, yields and remaining maturities of these securities.

Figure 25. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	States and Political Subdivisions	Other Securities		Total		Weighted- Average Yield	(a)
December 31, 2012
Remaining maturity:
One year or less	—	—	$9		$9		3.78	%
After one through five years	$3,913	—	9		3,922		1.92
Amortized cost	$3,913	—	$18		$3,931		1.92	%
Fair value	3,974	—	18		3,992		—
Weighted-average yield	1.92%	—	2.99	% (b)	1.92	% (b)	—
Weighted-average maturity	2.7 years	—	1.5 years		2.7 years		—
December 31, 2011
Amortized cost	$2,091	—	$18		$2,109		2.06	%
Fair value	2,115	—	18		2,133		—
December 31, 2010
Amortized cost	$—	$1	$16		$17		3.71	%
Fair value	—	1	16		17		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at December 31, 2012, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 58.9% of other investments at December 31, 2012. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($627 million at December 31, 2012, and $709 million at December 31, 2011). During the first half of 2011, employees who managed our various principal investments formed two independent entities that now serve as investment managers of these investments. Under this arrangement, which was mutually agreeable to both parties, these individuals are no longer employees of Key. As a result of these changes, which were made during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments, totaling $234 million.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data and other relevant factors. During 2012, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $72 million, which includes $15 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 6 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During 2012, average domestic deposits were $61.1 billion and represented 85.0% of the funds we used to support loans and other earning assets, compared to $58.5 billion and 80.1% during 2011. The composition of our average deposits is shown in Figure 5 in the section entitled “Net interest income.”

The increase in average domestic deposits in 2012, compared to 2011, was due to the growth from demand deposits, as increases in interest-bearing liquid deposits were largely offset by declines in certificates of deposit ($100,000 or more) and other time deposits. The Western New York branch acquisition added approximately $2 billion of mostly non-time consumer deposits to the fourth quarter 2012 average balances.

Approximately $5.0 billion of our certificates of deposit outstanding at December 31, 2012, mature over the next year at a 1.20% average cost. Re-pricing opportunities will continue to benefit our net interest margin. Improved funding mix and previous maturities of our certificates of deposit have reduced the cost of total deposits, which is down from 2011.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $3.0 billion during 2012, compared to $3.4 billion during 2011. The change from 2011 resulted from a $40 million decrease in foreign office deposits, a $206 million decrease in bank notes and other short-term borrowings, and a $167 million decrease in federal funds purchased and securities sold under agreements to repurchase.

At December 31, 2012, Key had $3.3 billion in time deposits of $100,000 or more. Figure 26 shows the maturity distribution of these deposits.

Figure 26. Maturity Distribution of Time Deposits of $100,000 or More

December 31, 2012 dollars in millions	Domestic Offices	Foreign Offices	Total
Remaining maturity:
Three months or less	$974	$407	$1,381
After three through six months	395	—	395
After six through twelve months	592	—	592
After twelve months	918	—	918
Total	$2,879	$407	$3,286

Capital

At December 31, 2012, our shareholders’ equity was $10.3 billion, up $366 million from December 31, 2011. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity.

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

We have remaining authority to repurchase up to $88 million of our Common Shares for general repurchase and repurchases in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2013.

As previously reported, our 2012 capital plan also included an increase in our quarterly Common Share dividend from $.03 to $.05 per share, which went into effect during the second quarter of 2012. Future dividends will be evaluated by the Board of Directors based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital plan process and CCAR is included in the “Supervision and Regulation” section of this report in Item 1. Business under the heading “Capital Assessment and Review of Capital Actions.”

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

Dividends

During the first quarter of 2012, we made a dividend payment of $.03 per share, or $29 million, on our Common Shares. During each of the second, third, and fourth quarters of 2012, we made a dividend payment of $.05 per share, or $47 million, on our Common Shares.

Also in 2012, we made four quarterly dividend payments of $1.9375 per share, or $6 million, on our Series A Preferred Stock.

For additional information about quarterly dividends for 2012 and 2011, see Figure 44 of this report.

Common Shares outstanding

Our Common Shares are traded on the New York Stock Exchange under the symbol KEY with 32,084 holders of record at December 31, 2012. Our book value per Common Share was $10.78 based on 925.8 million shares outstanding at December 31, 2012, compared to $10.09 based on 953.0 million shares outstanding at December 31, 2011. At December 31, 2012, our tangible book value per Common Share was $9.67, compared to $9.11 at December 31, 2011.

Figure 44 in the section entitled “Fourth Quarter Results” shows the market price ranges of our Common Shares, per Common Share earnings and dividends paid by quarter for each of the last two years.

Figure 27 compares the price performance of our Common Shares (based on an initial investment of $100 on December 31, 2007, and assuming reinvestment of dividends) with that of the Standard & Poor’s 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the Standard & Poor’s 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the Standard & Poor’s 500 Index and the peer group.

Figure 27. Common Share Price Performance (2007 – 2012) (a)

(a)	Share price performance is not necessarily indicative of future price performance.

Figure 28 shows activities that caused the change in our outstanding Common Shares over the past two years.

Figure 28. Changes in Common Shares Outstanding

		2012 Quarters
in thousands	2012	Fourth	Third	Second	First	2011
Shares outstanding at beginning of period	953,008	936,195	945,473	956,102	953,008	880,608
Common shares issued (repurchased)	(30,637)	(10,530)	(9,639)	(10,468)	—	70,621
Shares reissued (returned) under employee benefit plans	3,398	104	361	(161)	3,094	1,779
Shares outstanding at end of period	925,769	925,769	936,195	945,473	956,102	953,008

At December 31, 2012, we had 91.2 million treasury shares, compared to 64.0 million treasury shares at December 31, 2011. During 2012, shares previously issued in conjunction with our employee benefit plans were returned to us. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

In the past, we have periodically repurchased Common Shares in the open market or through privately negotiated transactions under a repurchase program authorized by our Board of Directors. The program does not have an expiration date, and we have outstanding Board authority to repurchase $88 million in Common Shares. We did not repurchase any Common Shares during all of 2011 or 2010 other than the shares acquired from employees in connection with our stock compensation plan. As discussed in further detail in the “Supervision and Regulation” section in Item 1. Business of this report, we are required to annually submit a capital plan to the Federal Reserve setting forth capital actions, including any share repurchases our Board of Directors and management may propose to make during the year. Pursuant to that requirement, we have submitted our capital plan for review to the Federal Reserve that contemplates, among other uses of our capital, additional share repurchases in 2013.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at December 31, 2012. Our capital and liquidity are intended to position us well to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to adjust to the regulations currently being proposed by the federal banking agencies to implement Basel III and provisions of the Dodd-Frank Act. Our shareholders’ equity to assets ratio was 11.51% at December 31, 2012, compared to 11.16% at December 31, 2011. Our tangible common equity to tangible assets ratio was 10.15% at December 31, 2012, compared to 9.88% at December 31, 2011.

Banking industry regulators prescribe minimum capital ratios for BHCs and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market risk items, subject to adjustment for predefined credit risk factors. Currently, banks and BHCs must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of December 31, 2012, our Tier 1 risk-based capital ratio and our total risk-based capital ratios were 12.15% and 15.13%, respectively, compared to 12.99% and 16.51%, respectively, at December 31, 2011.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. BHCs that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of December 31, 2012, our leverage ratio was 11.41%, compared to 11.79% at December 31, 2011.

The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to BHCs by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 capital. The three year phase-out period, which commenced January 1, 2013, will ultimately result in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions to BHCs, savings and loan holding companies, and nonbank financial companies identified as systemically important. The “Supervision and Regulation” section in Item 1. Business of this report contains more detailed information regarding capital.

As of December 31, 2012, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 12.15%, 11.41%, and 15.13%, respectively. The trust preferred securities issued by the KeyCorp capital trusts contribute $339 million or 43, 40, and 43 basis points to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of December 31, 2012. The proposed new minimum capital ratios together with the estimated capital ratios of Key at December 31, 2012, calculated on a fully phased-in basis under the Basel III and Standardized Approach NPRs are set forth in the New Minimum Capital Requirements table in the Supervision and Regulation section in Part 1 of this report.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well-capitalized” to “critically undercapitalized.” A “well-capitalized” institution must meet or exceed the prescribed threshold ratios of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to BHCs, we believe we would qualify as “well-capitalized” at December 31, 2012, and we believe there has not been any change in condition or event since that date that would cause a change in capital category. Analysis on an estimated basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of December 31, 2012, also determines that we would qualify as “well-capitalized” under current regulatory guidelines (Basel I), with the estimated Tier 1 risk-based capital ratio, estimated leverage ratio, and estimated total risk-based capital ratio being 11.73%, 11.01%, and 15.13%, respectively. The Revised Prompt Corrective Action Standards table in the “Supervision and Regulation” section in Part 1. Business of this report discloses the proposed new threshold capital ratios for a “well capitalized” and an “adequately capitalized” institution. The regulatory defined capital categories serve a limited supervisory function. Investors should not use our estimated ratios as a representation of our overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in Item 1. Business in the “Supervision and Regulation” section of this report under the heading “Capital.”

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Dodd-Frank Act and set forth in Basel III, which the Federal banking agencies have recently proposed to implement, are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations; this measure is considered to be a non-GAAP financial measure. Figure 4 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.36% at December 31, 2012, compared to 11.26% at December 31, 2011.

Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. As we anticipated, at December 31, 2012, and December 31, 2011, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets. At December 31, 2012, for Key’s consolidated operations, we had a federal net deferred tax asset of $83 million and a state deferred tax liability of $13 million compared to a federal deferred tax asset of $60 million and a state deferred tax liability of $24 million at December 31, 2011. We have recorded a valuation allowance of $3 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards.

Basel III

A detailed discussion of current rulemaking underway in the U.S. to implement Basel III is in the “Supervision and Regulation” section in Item 1. Business of this report. The “New Minimum Capital Requirements” table in the “Supervision and Regulation” section discloses the proposed new minimum capital ratios together with the estimated capital ratios of Key at December 31, 2012, calculated on a fully phased-in basis under the Basel III and Standardized Approach NPRs. Given our strong capital position, we expect to be able to satisfy the Basel III capital framework when U.S. capital regulations corresponding to it are finalized. While we also have a strong liquidity position, the Basel III liquidity framework could require us and other U.S. banks to initiate additional liquidity management initiatives, including adding additional liquid assets, issuing term debt, and modifying our product pricing for loans, commitments, and deposits.

Figure 29 represents the details of our regulatory capital position at December 31, 2012, and December 31, 2011, under the existing Basel I standards.

Figure 29. Capital Components and Risk-Weighted Assets

December 31, dollars in millions		2012	2011
TIER 1 CAPITAL
Key shareholders’ equity		$10,271	$9,905
Qualifying capital securities		339	1,046
Less:	Goodwill	979	917
	Accumulated other comprehensive income (a)	(172)	(72)
	Other assets (b)	114	72
	Total Tier 1 capital	9,689	10,034
TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)		972	970
Qualifying long-term debt		1,405	1,744
	Total Tier 2 capital	2,377	2,714
	Total risk-based capital	$12,066	$12,748

TIER 1 COMMON EQUITY
Tier 1 capital		$9,689	$10,034
Less:	Qualifying capital securities	339	1,046
	Series A Preferred Stock	291	291
	Total Tier 1 common equity	$9,059	$8,697

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$63,995	$61,900
Risk-weighted off-balance sheet exposure		16,575	15,901
Less:	Goodwill	980	917
	Other assets (b)	367	560
Plus:	Market risk-equivalent assets	511	1,073
	Gross risk-weighted assets	79,734	77,397
Less:	Excess allowance for loan and lease losses	—	183
	Net risk-weighted assets	$79,734	$77,214

AVERAGE QUARTERLY TOTAL ASSETS		$86,239	$86,594

CAPITAL RATIOS
Tier 1 risk-based capital		12.15%	12.99%
Total risk-based capital		15.13	16.51
Leverage (d)		11.41	11.79
Tier 1 common equity		11.36	11.26

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2012, and December 31, 2011.

(c)	The allowance for loan and lease losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The allowance for loan and lease losses includes $55 million and $104 million at December 31, 2012, and December 31, 2011, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

Commitments to extend credit or funding

Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2012, is presented in Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Commitments to Extend Credit or Funding.” Figure 30 shows the remaining contractual amount of each class of commitment to extend credit or funding. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss if the borrower were to draw upon the full amount of the commitment and then default on payment for the total amount of the then outstanding loan.

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

Contractual obligations

Figure 30 summarizes our significant contractual obligations, and lending-related and other off-balance sheet commitments at December 31, 2012, by the specific time periods in which related payments are due or commitments expire.

Figure 30. Contractual Obligations and Other Off-Balance Sheet Commitments

December 31, 2012 dollars in millions	Within 1 year	After 1 through 3 years	After 3 through 5 years	After 5 years	Total

Contractual obligations: (a)
Deposits with no stated maturity	$58,132	—	—	—	$58,132
Time deposits of $100,000 or more	2,368	$678	$148	$92	3,286
Other time deposits	3,070	1,177	254	74	4,575
Federal funds purchased and securities sold under repurchase agreements	1,609	—	—	—	1,609
Bank notes and other short-term borrowings	287	—	—	—	287
Long-term debt	786	2,746	866	2,449	6,847
Noncancelable operating leases	124	231	169	263	787
Liability for unrecognized tax benefits	7	—	—	—	7
Purchase obligations:
Banking and financial data services	28	45	6	—	79
Telecommunications	31	14	5	—	50
Professional services	20	11	10	5	46
Technology equipment and software	17	19	7	3	46
Other	7	6	1	—	14
Total purchase obligations	103	95	29	8	235
Total	$66,486	$4,927	$1,466	$2,886	$75,765

Lending-related and other off-balance sheet commitments:
Commercial, including real estate	$8,049	$5,960	$7,730	$602	$22,341
Home equity	234	548	1,180	5,293	7,255
Credit cards	3,611	—	—	—	3,611
When-issued and to-be-announced securities commitments	96	—	—	—	96
Commercial letters of credit	84	13	3	—	100
Principal investing commitments	21	15	24	34	94
Liabilities of certain limited partnerships and other commitments	—	4	—	1	5
Total	$12,095	$6,540	$8,937	$5,930	$33,502

(a)	Deposits and borrowings exclude interest.

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

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, liquidity, market, compliance, operational, strategic, and reputation risks. Our risk management activities are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. Certain of these risks are defined and discussed in greater detail in the remainder of this section.

The KeyCorp Board of Directors serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective, balanced and adds value for the shareholders. The KeyCorp Board of Directors understands Key’s risk philosophy, approves the risk appetite, inquires about risk practices, reviews the portfolio of risks, compares the actual risks to the risk appetite and is apprised of significant risks, both actual and emerging, and determines whether management is responding appropriately. The Board challenges management and ensures accountability.

The KeyCorp Audit Committee assists the Board in oversight of financial statement integrity, regulatory and legal compliance, independent auditors’ qualifications and independence and all risk review functions including internal audit. The Audit Committee discusses policies related to risk assessment and risk management and the processes related to risk review and compliance. The Audit Committee has responsibility over financial reporting, compliance risk and legal matters, the implementation, management and evaluation of operational risk controls and information, security and fraud risk, and associated reputation and strategic risks.

The KeyCorp Risk Committee assists the Board in oversight of strategies, policies, procedures and practices relating to the management of credit risk, market risk, interest rate risk, and liquidity risk, including the actions taken to mitigate these risks, as well as reputational and strategic risks. The Risk Committee also oversees the maintenance of appropriate regulatory and economic capital, reviews the Enterprise Risk Management (ERM) reports, and approves any material changes to the charter of the ERM Committee.

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

Our ERM Committee, chaired by the Chief Executive Officer and comprising other senior level executives, is responsible for managing risk and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Program encompasses our risk philosophy, policy, framework and governance structure for the management of risks across the entire company. The ERM Committee reports to the Risk Committee of our Board of Directors. Annually, the Board of Directors reviews and approves the ERM Program, as well as the risk appetite and corporate risk tolerances for major risk categories. We use a risk-adjusted capital framework to manage risks. This framework is approved and managed by the ERM Committee.

Tier 2 Risk Governance Committees support the ERM Committee by identifying early warning events and trends, escalating emerging risks and discussing forward-looking assessments. Membership of the Risk Governance Committees includes representatives from each of the Three Lines of Defense. The First Line of

Defense is the Line of Business primarily responsible to accept, own, proactively identify, monitor and manage risk. The Second Line of Defense comprises Risk Management representatives who provide independent, centralized oversight over all risk categories by aggregating, analyzing and reporting risk information. Risk Review provides the Third Line of Defense in their role to provide independent assessment and testing of the effectiveness, appropriateness and adherence to KeyCorp’s risk management policies, practices and controls.

The Chief Risk Officer ensures that relevant risk information is properly integrated into strategic and business decisions, ensures appropriate ownership of risks, provides input into performance and compensation decisions, assesses aggregate enterprise risk, monitors capabilities to manage critical risks, and executes appropriate Board and stakeholder reporting.

Federal banking regulators continue to emphasize with financial institutions the importance of relating capital management strategy to the level of risk at each institution. We believe our internal risk management processes help us achieve and maintain capital levels that are commensurate with our business activities and risks, and comport with regulatory expectations.

Market risk management

The cash flows and values of financial instruments change as a function of changes in market rates or prices, such as interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, volatilities or equity prices. These factors influence prospective yields, values, or prices associated with the instrument. For example, the value of a fixed-rate bond will decline when market interest rates increase, while the cash flows associated with a variable rate loan will increase when interest rates increase. The holder of a financial instrument is exposed to market risk when either the cash flows or the value of the instrument is tied to such external factors.

Interest rate risk management

Most of our market risk is derived from interest rate fluctuations. Interest rate risk, which is inherent in the banking industry, is measured by the potential for fluctuations in net interest income and the EVE. Such fluctuations may result from changes in interest rates and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. We manage the exposure to changes in net interest income and the EVE in accordance with our risk appetite, and within Board approved policy limits.

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

¿

“Gap risk” is the exposure to changes in interest rates and occurs when the volume of interest-bearing liabilities and the volume of interest-earning assets they fund (for example, deposits used to fund loans) do not mature or reprice at the same time

¿

“Basis risk” is the exposure to asymmetrical changes in interest rate indexes and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indexes.

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

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, including a most likely macro economic scenario. Simulation modeling assumes that residual risk exposures will be managed to within the risk appetite.

Typically, the amount of net interest income at risk is measured by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease by 200 basis points over the next twelve months, and term rates were to move in a similar fashion. In light of the low interest rate environment, beginning in the fourth quarter of 2008, we modified the standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 25 basis points over two months with no change over the following ten months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment. We also perform regular stress tests and sensitivities on the model inputs that could materially change the resulting risk assessments. One set of stress tests and sensitivities assesses the effect of interest rate inputs on simulated exposures. Assessments are performed using different shapes of the yield curve, including a sustained flat yield curve, an inverted slope yield curve, changes in credit spreads, an immediate parallel change in market interest rates, and changes in the relationship of money market interest rates. Another set of stress tests and sensitivities assesses the effect of loan and deposit assumptions and assumed discretionary strategies on simulated exposures. Assessments are performed on changes to the following assumptions: the pricing of deposits without contractual maturities; changes in lending spreads; prepayments on loans and securities; other loan and deposit balance shifts; investment, funding and hedging activities; and liquidity and capital management strategies.

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

Figure 31 presents the results of the simulation analysis at December 31, 2012, and 2011. At December 31, 2012, our simulated exposure to changes in interest rates was moderately asset sensitive. ALCO policy limits for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 31, we are operating within these limits.

Figure 31. Simulated Change in Net Interest Income

December 31, 2012
Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%
Interest rate risk assessment	-.76%	1.25%

December 31, 2011
Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%
Interest rate risk assessment	-.51%	2.35%

The FOMC has indicated it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2015. We continued to execute investment and hedging activities to migrate toward a more modest asset-sensitive position. Hedging activities reflect the changes in the growth, mix, and maturity of customer deposits. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity, and repricing characteristics of loan and deposit flows. As changes occur to both the configuration of the balance sheet and the outlook for the economy, management proactively evaluates hedging opportunities that may change our interest rate risk profile.

The results of additional simulation analyses that make use of alternative interest rate paths and customer behavior assumptions indicate that net interest income improvement in a rising rate environment could be diminished, and actual results may be different than the policy simulation results in Figure 31. Net interest income improvements are highly dependent on the timing, magnitude, frequency, and path of interest rate increases and assumption inputs for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts.

We also conduct simulations that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, we calculate exposures to changes to the EVE as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond twelve-, twenty-four and thirty-six month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of an unchanged interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with noncontractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines.

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

Figure 32. Portfolio Swaps by Interest Rate Risk Management Strategy

	December 31, 2012
				Weighted-Average			December 31, 2011
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value

Receive fixed/pay variable — conventional A/LM (a)	$15,290	$83		2.7	.7%	.2%	$9,315	$29
Receive fixed/pay variable — conventional debt	3,519	426		4.5	3.9	.3	5,361	499
Pay fixed/receive variable — conventional debt	259	(26)		9.7	.3	2.7	391	(26)
Foreign currency — conventional debt	—	—		—	—	—	554	(147)

Total portfolio swaps	$19,068	$483	(b)	3.1	1.3%	.3%	$15,621	$355	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $66 million and $60 million for December 31, 2012, and 2011, respectively.

Management of other market risks

Key also incurs market risk as a result of trading, investing and client facilitation activities, principally within our investment banking and capital markets lines of business. Key has exposures to a wide range of interest rates, equity prices, foreign exchange rates, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading activities in the derivative and fixed income markets and maintaining positions in these products. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks. The majority of our positions are traded in active markets.

We use a statistical technique known as VaR as one of the tools to measure, monitor and review the market risk exposures of our trading portfolios. We use a VaR simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our trading portfolios. Our Market Risk Management group calculates and distributes daily VaR-based measurements to management in various lines of business. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VaR, on average, five out of 100 trading days, or three to four times each quarter. We perform back-testing procedures to evaluate the accuracy of our VaR model and continue to enhance the modeling techniques and inputs and assumptions used to ensure proper measurement and monitoring of market risks.

We manage exposure to market risk in accordance with VaR limits for trading activity that have been approved by our Market Risk Committee as part of our ERM Program. At December 31, 2012, the aggregate one-day trading limit set by the committee was $6.2 million for all trading portfolios. We are operating within these constraints. During 2012, our aggregate period end, daily average, minimum and maximum VaR amounts were $.7 million, $1.1 million, $.5 million and $2 million, respectively. During 2011, our aggregate period end, daily average, minimum and maximum VaR amounts were $1.3 million, $1.5 million, $1 million and $2.1 million, respectively.

In addition to comparing VaR exposure against limits on a daily basis, we monitor loss limits, use sensitivity measures, and conduct stress tests and scenario analysis. We report our market risk exposure and results of monitoring activities to the Risk Committee of the Board of Directors and to the Market Risk Committee.

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

Oversight of the liquidity risk management process is governed by the Risk Committee of the KeyCorp Board of Directors, the KeyBank Board of Directors, the ERM Committee and the ALCO. These groups regularly review various liquidity reports, including liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, hypothetical funding erosion stress tests and goal tracking reports. The reviews generate a discussion of positions, trends and directives on liquidity risk and shape a number of our decisions. When liquidity pressure is elevated, positions are monitored more closely and reporting is more intensive. We communicate with individuals within and outside of the company on a daily basis to discuss emerging issues.

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

On March 8, 2012, Fitch (a credit rating agency) downgraded KeyCorp’s Series A Preferred Stock to BB and KeyCorp’s trust preferred securities to BB+. These rating downgrades were a result of a change in Fitch’s rating criteria that similarly affected securities ratings for many financial institutions.

Our credit ratings at December 31, 2012, are shown in Figure 33. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors.

Figure 33. Credit Ratings

December 31, 2012	Short-Term Borrowings	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	A-2	BBB+	BBB	BBB-	BBB-
Moody’s	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	F1	A-	BBB+	BB+	BB
DBRS	R-2(high)	BBB(high)	BBB	BBB	BB(low)

KEYBANK

Standard & Poor’s	A-2	A-	BBB+	N/A	N/A
Moody’s	P-2	A3	Baa1	N/A	N/A
Fitch	F1	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	BBB(high)	N/A	N/A

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at December 31, 2012, totaled $8.6 billion, consisting of $4.3 billion of unpledged securities, $1.4 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati, and $2.9 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of December 31, 2012, our unused borrowing capacity secured by loan collateral was $14.6 billion at the Federal Reserve Bank of Cleveland and $4.7 billion at the Federal Home Loan Bank of Cincinnati.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan to deposit ratio as a metric to monitor these strategies. Our target loan to deposit ratio is 90-100% (at December 31, 2012, our loan to deposit ratio was 86%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

Liquidity programs

We have several liquidity programs, described in Note 15 (“Long-Term Debt”), that enable the parent company and KeyBank to raise funds in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.

In August 2012, KeyBank adopted a $20 billion Global Bank Note Program. This program is similar to prior KeyBank note programs and allows KeyBank to issue notes, domestically and abroad, with original maturities of seven days or more for senior notes or five years or more for subordinated notes. These notes may be denominated in U.S. dollars or in foreign currencies. Each note will be the sole obligation of KeyBank. On January 29, 2013, Key issued $1 billion of Senior Bank Notes due February 1, 2018 under the Global Bank Note Program. These Notes have a coupon of 1.65% per annum and are not redeemable prior to maturity.

In 2012, Key’s outstanding note balance decreased by $3.0 billion. Maturities of $1.9 billion in medium term notes and $300 million in subordinated notes occurred for KeyBank, while KeyCorp had maturities of $438 million in medium term notes and payoffs totaling $707 million related to redeemed trust preferred securities.

Liquidity for KeyCorp

The parent company has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions); support occasional guarantees of subsidiaries’ obligations in transactions with third parties at a reasonable cost, in a timely manner, and without adverse consequences; and pay dividends to shareholders.

We use three primary measures to assess parent company liquidity: net cash position, a cash coverage metric, and the liquidity gap. The net cash position measures the ability to fund debt maturing in 24 months or less with existing liquid assets. The cash coverage metric measures the ability to meet all projected obligations. The “liquidity gap” represents the difference between projected liquid assets and anticipated financial obligations over several time horizons. We generally issue term debt to manage our liquidity position within targeted ranges. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over the next 24 months. At December 31, 2012, KeyCorp held $2.2 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our policies.

Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. In 2012, KeyBank paid the parent $1.8 billion in dividends, while nonbank subsidiaries did not make any dividend payments to the parent. The parent did not make any capital infusions to KeyBank in 2012. As of January 1, 2013, KeyBank had fully utilized its regulatory capacity to pay dividends to KeyCorp.

During the first quarter of 2011, KeyCorp completed a $625 million equity offering at a price of $8.85 per Common Share. At the same time, KeyCorp issued $1 billion, 5.1% Senior Medium-Term Notes, Series I. The proceeds from the sale of Common Shares and medium-term notes were used, along with other available funds, to repurchase the Series B Preferred Stock issued to the U.S. Treasury. The repurchase eliminated future quarterly dividends of $31 million and discount amortization (non-cash) of $4 million, or $140 million on an annual basis, related to these preferred shares.

Our liquidity position and recent activity

Over the past twelve months our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased as a result of debt maturities, trust preferred securities redemptions, and net customer loan and deposit flows. However, the liquid asset portfolio still continues to exceed the amount we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer term solution. On January 29, 2013, Key issued $1 billion of Senior Bank Notes due February 1, 2018 under the Global Bank Note Program. This issuance provided additional liquidity to support normal business flows and maintain our liquid asset portfolio within target levels.

From time to time, KeyCorp or KeyBank may seek to retire, repurchase or exchange outstanding debt, capital securities, preferred shares or Common Shares through cash purchase, privately negotiated transactions or other means. We periodically repurchase Common Shares in the open market or through privately negotiated transactions under a repurchase program authorized by our Board of Directors. Additional information on KeyCorp’s Common Share repurchase program is included in Part II, Item 2. Unregistered Sales of Equity Securities or Use of Proceeds of this report. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements and other factors. The amounts involved may be material, individually or collectively.

We generate cash flows from operations and from investing and financing activities. We have approximately $183 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of December 31, 2012. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $29 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase by approximately $40 million. Accordingly, we have included the total amount as a deferred tax liability at December 31, 2012.

The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for each year ended December 31, 2012, and 2011.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $2 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of December 31, 2012, we had five client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these five individual net obligor commitments was $76 million at December 31, 2012. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate credit risk. We utilize credit default swaps to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At December 31, 2012, we used credit default swaps with a notional amount of $547 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At December 31, 2012, the notional amount of credit default swaps sold by us for the purpose of reducing our net credit default swap position was $40 million.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income.

We may also manage the loan portfolio using portfolio swaps and bulk purchases and sales. Our overarching goal is to manage the loan portfolio within a specified range of asset quality.

Allowance for loan and lease losses

At December 31, 2012, the ALLL was $888 million, or 1.68% of loans, compared to $1 billion, or 2.03%, at December 31, 2011. The allowance includes $35 million that was specifically allocated for impaired loans of $411 million at December 31, 2012, compared to $51 million that was allocated for impaired loans of $388 million one year ago. For more information about impaired loans, see Note 5 (“Asset Quality”). At December 31, 2012, the allowance for loan and lease losses was 131.75% of nonperforming loans, compared to 138.10% at December 31, 2011.

Selected asset quality statistics for each of the past five years are presented in Figure 34. The factors that drive these statistics are discussed in the remainder of this section.

Figure 34. Selected Asset Quality Statistics from Continuing Operations

Year ended December 31, dollars in millions	2012	2011	2010	2009	2008
Net loan charge-offs	$345	$541	$1,570	$2,257	$1,131
Net loan charge-offs to average loans	.69%	1.11%	2.91%	3.40%	1.55%
Allowance for loan and lease losses to annualized net loan charge-offs	257.39	185.58	102.17	112.27	144.03
Allowance for loan and lease losses	$888	$1,004	$1,604	$2,534	$1,629
Allowance for credit losses (a)	917	1,049	1,677	2,655	1,683
Allowance for loan and lease losses to period-end loans	1.68%	2.03%	3.20%	4.31%	2.24%
Allowance for credit losses to period-end loans	1.74	2.12	3.35	4.52	2.31
Allowance for loan and lease losses to nonperforming loans	131.75	138.10	150.19	115.87	133.42
Allowance for credit losses to nonperforming loans	136.05	144.29	157.02	121.40	137.84
Nonperforming loans at period end	$674	$727	$1,068	$2,187	$1,221
Nonperforming assets at period end	735	859	1,338	2,510	1,460
Nonperforming loans to period-end portfolio loans	1.28%	1.47%	2.13%	3.72%	1.68%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	1.39	1.73	2.66	4.25	2.00

(a)	Includes the allowance for loan and lease losses plus the liability for credit losses on lending-related commitments.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” Briefly, we apply expected loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets.

For all commercial and consumer TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the recorded investment of the loan with the estimated present value of its expected cash flows, the fair value of its underlying collateral or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at December 31, 2012, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 35, our ALLL decreased by $116 million, or 12%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio, which has trended more favorably over the past twelve months. Asset quality is improving and has resulted in favorable risk rating migration and a reduction in our general allowance. Our delinquency trends continue to decline while our roll rates keep improving. We attribute this improvement to improving economic activity, more favorable conditions in the housing market, and continued run off in our exit loan portfolio. Our liability for credit losses on lending-related commitments decreased by $16 million to $29 million at December 31, 2012, compared to the same period one year ago. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 1.74% of loans at the end of the fourth quarter of 2012, compared to 2.12% at the end of the fourth quarter of 2011. We expect the allowance to decrease as a percent of total loans during 2013 as a result of the continued improvement in credit quality that is anticipated.

Figure 35. Allocation of the Allowance for Loan and Lease Losses

	2012			2011			2010
December 31, dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$327	36.8%	44.0%	$334	33.2%	39.1%	$485	30.2%	32.8%
Commercial real estate:
Commercial mortgage	198	22.3	14.6	272	27.1	16.2	416	25.9	19.0
Construction	41	4.6	1.9	63	6.3	2.7	145	9.1	4.2
Total commercial real estate loans	239	26.9	16.5	335	33.4	18.9	561	35.0	23.2
Commercial lease financing	55	6.2	9.3	78	7.8	12.2	175	10.9	12.9
Total commercial loans	621	69.9	69.8	747	74.4	70.2	1,221	76.1	68.9
Real estate — residential mortgage	30	3.4	4.1	37	3.7	3.9	49	3.1	3.7
Home equity:
Key Community Bank	105	11.8	18.6	103	10.2	18.6	120	7.5	19.0
Other	25	2.8	.8	29	2.9	1.1	57	3.5	1.3
Total home equity loans	130	14.6	19.4	132	13.1	19.7	177	11.0	20.3
Consumer other — Key Community Bank	38	4.3	2.5	41	4.1	2.4	57	3.6	2.3
Credit cards	26	2.9	1.4	—	—	—	—	—	—
Consumer other:
Marine	39	4.4	2.6	46	4.6	3.5	89	5.5	4.5
Other	4	.5	.2	1	.1	.3	11	.7	.3
Total consumer other	43	4.9	2.8	47	4.7	3.8	100	6.2	4.8
Total consumer loans	267	30.1	30.2	257	25.6	29.8	383	23.9	31.1
Total (a)	$888	100.0%	100.0%	$1,004	100.0%	100.0%	$1,604	100.0%	100.0%

	2009			2008
	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$796	31.4%	32.7%	$572	35.1%	37.4%
Commercial real estate:
Commercial mortgage	578	22.8	17.8	228	14.0	14.9
Construction	418	16.5	8.1	346	21.2	10.6
Total commercial real estate loans	996	39.3	25.9	574	35.2	25.5
Commercial lease financing	280	11.1	12.7	148	9.1	12.4
Total commercial loans	2,072	81.8	71.3	1,294	79.4	75.3
Real estate — residential mortgage	30	1.2	3.1	7	.4	2.6
Home equity:
Key Community Bank	130	5.1	17.1	61	3.7	13.9
Other	78	3.1	1.4	69	4.3	1.4
Total home equity loans	208	8.2	18.5	130	8.0	15.3
Consumer other — Key Community Bank	73	2.9	2.0	51	3.2	1.7
Consumer other:
Marine	140	5.5	4.7	132	8.1	4.7
Other	11	.4	.4	15	.9	.4
Total consumer other	151	5.9	5.1	147	9.0	5.1
Total consumer loans	462	18.2	28.7	335	20.6	24.7
Total (a)	$2,534	100.0%	100.0%	$1,629	100.0%	100.0%

(a)	Excludes allocations of the allowance for loan and lease losses in the amount of $55 million at December 31, 2012, $104 million at December 31, 2011, $114 million at December 31, 2010, $157 million at December 31, 2009, and $174 million at December 31, 2008, related to the discontinued operations of the education lending business.

Our provision (credit) for loan and lease losses was a provision of $229 million for 2012, compared to a credit of $60 million for 2011. Our net loan charge-offs were $345 million for 2012 compared to $541 million for 2011. Our net loan charge-offs for 2012 included $33 million of charge-offs reported in accordance with updated regulatory guidance requiring loans and leases discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower to be charged-off to the collateral’s fair market value less selling costs and classified as nonaccrual, regardless of their delinquency. Additionally, we continue to work down our exit loans and leases, and reduce exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs.

Net loan charge-offs

Net loan charge-offs for 2012 totaled $345 million, or .69% of average loans, including $33 million of incremental net loan charge-offs reported in accordance with updated regulatory guidance requiring loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower to be charged off to the collateral’s fair market value less selling costs and classified as nonaccrual, regardless of their delinquency status. In addition, we incurred $13 million of net charge offs related to our two acquisitions completed in 2012. These results compare to net loan charge-offs of $541 million, or 1.11% for 2011. Figure 36 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 37.

Over the past twelve months, net loan charge-offs decreased $196 million. As shown in Figure 39, our exit loan portfolio accounted for $78 million, or 23%, of total net loan charge-offs for 2012. Net charge-offs in the exit loan portfolio decreased by $37 million from 2011 due to decreases in the commercial and consumer loan portfolios.

Figure 36. Net Loan Charge-offs from Continuing Operations

Year ended December 31, dollars in millions	2012	2011	2010	2009	2008
Commercial, financial and agricultural	$17	$119	$478	$786	$278
Real estate — commercial mortgage	79	103	330	354	82
Real estate — construction	19	56	336	634	492
Commercial lease financing	5	17	63	106	63
Total commercial loans	120	295	1,207	1,880	915
Home equity — Key Community Bank	88	89	116	93	40
Home equity — Other	30	41	59	72	46
Credit cards	11	—	—	—	—
Marine	37	48	86	119	67
Other	59	68	102	93	63
Total consumer loans	225	246	363	377	216
Total net loan charge-offs	$345	$541	$1,570	$2,257	$1,131

Net loan charge-offs to average loans	.69%	1.11%	2.91%	3.40%	1.55%
Net loan charge-offs from discontinued
operations — education lending business	$58	$123	$121	$143	$129

Figure 37. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, dollars in millions	2012	2011	2010	2009	2008

Average loans outstanding	$50,362	$48,606	$53,971	$66,386	$72,801

Allowance for loan and lease losses at beginning of period	$1,004	$1,604	$2,534	$1,629	$1,195
Loans charged off:
Commercial, financial and agricultural	80	169	565	838	332
Real estate — commercial mortgage	102	113	360	356	83
Real estate — construction	24	83	380	643	494

Total commercial real estate loans (a)	126	196	740	999	577
Commercial lease financing	27	42	88	128	83

Total commercial loans	233	407	1,393	1,965	992
Real estate — residential mortgage	27	29	36	20	15
Home equity:
Key Community Bank	99	100	123	97	43
Other	35	45	62	74	47

Total home equity loans	134	145	185	171	90
Consumer other — Key Community Bank	38	45	64	67	44
Credit cards	11	—	—	—	—
Consumer other:
Marine	59	80	129	154	85
Other	6	9	15	19	14

Total consumer other	65	89	144	173	99

Total consumer loans	275	308	429	431	248

Total loans charged off	508	715	1,822	2,396	1,240
Recoveries:
Commercial, financial and agricultural	63	50	87	52	54
Real estate — commercial mortgage	23	10	30	2	1
Real estate — construction	5	27	44	9	2

Total commercial real estate loans(a)	28	37	74	11	3
Commercial lease financing	22	25	25	22	20

Total commercial loans	113	112	186	85	77
Real estate — residential mortgage	3	3	2	1	1
Home equity:
Key Community Bank	11	11	7	4	3
Other	5	4	3	2	1

Total home equity loans	16	15	10	6	4
Consumer other — Key Community Bank	6	8	7	7	6
Consumer other:
Marine	22	32	43	35	18
Other	3	4	4	5	3

Total consumer other	25	36	47	40	21

Total consumer loans	50	62	66	54	32

Total recoveries	163	174	252	139	109

Net loans charged off	(345)	(541)	(1,570)	(2,257)	(1,131)
Provision (credit) for loan and lease losses	229	(60)	638	3,159	1,537
Allowance related to loans acquired, net	—	—	—	—	32
Foreign currency translation adjustment	—	1	2	3	(4)

Allowance for loan and lease losses at end of year	$888	$1,004	$1,604	$2,534	$1,629

Liability for credit losses on lending-related commitments at beginning of the year	$45	$73	$121	$54	$80
Provision (credit) for losses on lending-related commitments	(16)	(28)	(48)	67	(26)

Liability for credit losses on lending-related commitments at end of the year (b)	$29	$45	$73	$121	$54

Total allowance for credit losses at end of the year	$917	$1,049	$1,677	$2,655	$1,683

Net loan charge-offs to average loans	.69%	1.11%	2.91%	3.40%	1.55%
Allowance for loan and lease losses to annualized net loan charge-offs	257.39	185.58	102.17	112.27	144.03
Allowance for loan and lease losses to period-end loans	1.68	2.03	3.20	4.31	2.24
Allowance for credit losses to period-end loans	1.74	2.12	3.35	4.52	2.31
Allowance for loan and lease losses to nonperforming loans	131.75	138.10	150.19	115.87	133.42
Allowance for credit losses to nonperforming loans	136.05	144.29	157.02	121.40	137.84
Discontinued operations — education lending business:
Loans charged off	$75	$138	$129	$147	$131
Recoveries	17	15	8	4	2

Net loan charge-offs	$(58)	$(123)	$(121)	$(143)	$(129)

(a)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 38 shows the composition of our nonperforming assets. These assets totaled $735 million at December 31, 2012, and represented 1.39% of portfolio loans, OREO and other nonperforming assets, compared to $859 million, or 1.73%, at December 31, 2011. See Note 1 under the headings “Nonperforming Loans”, “Impaired Loans” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 38. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
dollars in millions	2012	2011	2010	2009	2008
Commercial, financial and agricultural	$99	$188	$242	$586	$415

Real estate — commercial mortgage	120	218	255	614	128
Real estate — construction	56	54	241	641	436
Total commercial real estate loans (a)	176	272	496	1,255	564
Commercial lease financing	16	27	64	113	81
Total commercial loans	291	487	802	1,954	1,060
Real estate — residential mortgage	103	87	98	73	39
Home equity:
Key Community Bank	210	108	102	107	76
Other	21	12	18	21	15
Total home equity loans	231	120	120	128	91
Consumer other — Key Community Bank	2	1	4	4	3
Credit cards	11	—	—	—	—
Consumer other:
Marine	34	31	42	26	26
Other	2	1	2	2	2
Total consumer other	36	32	44	28	28
Total consumer loans	383	240	266	233	161
Total nonperforming loans (b)	674	727	1,068	2,187	1,221

Nonperforming loans held for sale	25	46	106	116	90
OREO	22	65	129	168	107
Other nonperforming assets	14	21	35	39	42

Total nonperforming assets	$735	$859	$1,338	$2,510	$1,460

Accruing loans past due 90 days or more	$78	$164	$239	$331	$413
Accruing loans past due 30 through 89 days	424	441	476	933	1,230
Restructured loans — accruing and nonaccruing (c)	320	276	297	364	—
Restructured loans included in nonperforming loans (c)	249	191	202	364	—
Nonperforming assets from discontinued operations — education lending business	20	23	40	14	4
Nonperforming loans to year-end portfolio loans	1.28%	1.47%	2.13%	3.72%	1.68%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	1.39	1.73	2.66	4.25	2.00

(a)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate portfolio.

(b)	December 31, 2012, amount excludes $23 million of purchased credit impaired loans acquired in July 2012.

(c)	Restructured loans (i.e., troubled debt restructurings) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 38, nonperforming assets decreased during 2012, having declined for the past three years. Most of the reduction came from nonperforming loans, nonperforming loans held for sale, and OREO in the Commercial Real Estate line of business. As shown in Figure 39, our exit loan portfolio accounted for $83 million, or 11%, of total nonperforming assets at December 31, 2012, compared to $119 million, or 14%, at December 31, 2011.

At December 31, 2012, the carrying amount of our commercial nonperforming loans outstanding represented 57% of their original contractual amount owed, total nonperforming loans outstanding represented 73% of their contractual amount owed, and total nonperforming assets represented 70% of their original contractual amount owed. At the same date, OREO represented 39% of its original contractual amount owed, while loans held for sale and other nonperforming assets in the aggregate represented 60% of their contractual amount owed.

At December 31, 2012, our 20 largest nonperforming loans totaled $179 million, representing 27% of total loans on nonperforming status from continuing operations, compared to $237 million representing 33% in the prior year.

Figure 39 shows the composition of our exit loan portfolio at December 31, 2012, and 2011, the net charge-offs recorded on this portfolio, and the nonperforming status of these loans at these dates. The exit loan portfolio represented 5% of total loans and loans held for sale at December 31, 2012, compared to 8% at December 31, 2011. Additional information about loan sales is included in the “Loans and loans held for sale” section under “Loan sales.”

Figure 39. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 12-31-12 vs. 12-31-11	Net Loan Charge-offs			Balance on Nonperforming Status
in millions	12-31-12	12-31-11		12-31-12 (c)	12-31-11		12-31-12	12-31-11
Residential properties — homebuilder	$24	$41	$(17)	$3	$5		$10	$23
Marine and RV floor plan	33	81	(48)	8		9	10	45
Commercial lease financing (a)	997	1,669	(672)	(3)		7	6	7
Total commercial loans	1,054	1,791	(737)	8		21	26	75
Home equity — Other	423	535	(112)	30		41	21	12
Marine	1,358	1,766	(408)	37		48	34	31
RV and other consumer	93	125	(32)	3		5	2	1
Total consumer loans	1,874	2,426	(552)	70		94	57	44
Total exit loans in loan portfolio	$2,928	$4,217	$(1,289)	$78	$ 115		$83	$119

Discontinued operations — education lending business (not included in exit loans above) (b)	$5,201	$5,812	$(611)	$58	$123		$20	$23

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction and industrial leases; (2) Canadian lease financing portfolios; and (3) all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts.

(c)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 40 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” During 2012, total commitments and loans outstanding in this sector increased by $5.5 billion and $3.9 billion, respectively.

Figure 40. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
December 31, 2012	Total	Loans		Percent of Loans
dollars in millions	Commitments (a)	Outstanding	Amount	Outstanding
Industry classification:
Services	$10,461	$5,610	$7	.1%
Manufacturing	9,082	4,196	28	.7
Public utilities	5,522	1,424	—	—
Financial services	4,251	2,236	2	.1
Wholesale trade	3,577	1,604	9	.6
Retail trade	2,106	889	3	.3
Mining	1,934	761	5	.7
Dealer floor plan	1,580	1,216	7	.6
Property management	1,361	798	12	1.5
Transportation	1,233	851	9	1.1
Building contractors	1,190	459	10	2.2
Agriculture/forestry/fishing	974	584	2	.3
Insurance	761	112	—	—
Public administration	628	446	—	—
Communications	316	183	—	—
Individuals	4	1	—	—
Other	2,323	1,872	5	.3
Total	$47,303	$23,242	$99	.4%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others), and loans outstanding.

The types of activity that caused the change in our nonperforming loans during each of the last four quarters and for the years ended December 31, 2012, and 2011 are summarized in Figure 41. Loans placed on nonaccrual declined $139 million during 2012 compared to 2011, as market liquidity continued to improve.

Figure 41. Summary of Changes in Nonperforming Loans from Continuing Operations

		2012 Quarters
in millions	2012	Fourth	Third	Second	First	2011
Balance at beginning of period	$727	$653	$657	$666	$727	$1,068
Loans placed on nonaccrual status	1,128	288	276	350	214	1,267
Charge-offs	(508)	(104)	(141)	(131)	(132)	(715)
Loans sold	(163)	(44)	(43)	(49)	(27)	(129)
Payments	(327)	(78)	(74)	(110)	(65)	(465)
Transfers to OREO	(38)	(7)	(10)	(6)	(15)	(41)
Transfers to nonperforming loans held for sale	(24)	(8)	—	(16)	—	(97)
Transfers to other nonperforming assets	(15)	(1)	—	(14)	—	(9)
Loans returned to accrual status	(106)	(25)	(12)	(33)	(36)	(152)
Balance at end of period	$674	$674	$653	$657	$666	$727

The types of activity that caused the change in our nonperforming loans held for sale during each of the last four quarters and for the years ended December 31, 2012 and 2011 are summarized in Figure 42.

Figure 42. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

		2012 Quarters
in millions	2012	Fourth	Third	Second	First	2011
Balance at beginning of period	$46	$19	$38	$24	$46	$106
Transfers in	24	8	—	16	—	97
Net advances / (payments)	(3)	(1)	(1)	—	(1)	(41)
Loans sold	(20)	(1)	(17)	(1)	(1)	(91)
Transfers to OREO	(1)	—	(1)	—	—	(25)
Valuation adjustments	(2)	—	—	(1)	(1)	(6)
Loans returned to accrual status / other	(19)	—	—	—	(19)	6
Balance at end of period	$25	$25	$19	$38	$24	$46

Factors that contributed to the change in our OREO during 2012 and 2011 are summarized in Figure 43. As shown in this figure, the decrease in 2012 was primarily attributable to properties sold during 2012.

Figure 43. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

		2012 Quarters
in millions	2012	Fourth	Third	Second	First	2011
Balance at beginning of period	$65	$29	$28	$61	$65	$129
Properties acquired — nonperforming loans	39	7	11	6	15	66
Valuation adjustments	(18)	(2)	(2)	(7)	(7)	(25)
Properties sold	(64)	(12)	(8)	(32)	(12)	(105)
Balance at end of period	$22	$22	$29	$28	$61	$65

Operational risk management

Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error or malfeasance, inadequate or failed internal processes and systems, and external events. These events include, among other things, threats to our cybersecurity, as we are reliant upon information systems and the internet to conduct our business activities.

Operational risk also encompasses compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices, and ethical standards. Under the Dodd-Frank Act, large financial companies like Key will be subject to heightened prudential standards and regulation due to their systemic importance. This heightened level of regulation will increase our operational risk. We have created work teams to respond to and analyze the regulatory requirements that will be promulgated as a result of the enactment of the Dodd-Frank Act. Resulting operational risk losses and/or additional regulatory compliance costs could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities.

We seek to mitigate operational risk through identification and measurement of risk, alignment of business strategies with risk appetite and tolerance, and a system of internal controls and reporting. We continuously strive to strengthen our system of internal controls to improve the oversight of our operational risk and to ensure compliance with laws, rules and regulations. For example, an operational event database tracks the amounts and sources of operational risk and losses. This tracking mechanism helps to identify weaknesses and to highlight the need to take corrective action. We also rely upon software programs designed to assist in assessing operational risk and monitoring our control processes. This technology has enhanced the reporting of the effectiveness of our controls to senior management and the Board of Directors.

The Operational Risk Management Program provides the framework for the structure, governance, roles and responsibilities as well as the content to manage operational risk for Key. Primary responsibility for managing and monitoring internal control mechanisms lies with the managers of our various lines of business. The Operational Risk Committee, a senior management committee, oversees our level of operational risk and directs and supports our operational infrastructure and related activities. This committee and the Operational Risk Management function are an integral part of our ERM Program. Our Risk Review function periodically assesses the overall effectiveness of our Operational Risk Management Program and our system of internal controls. Risk Review reports the results of reviews on internal controls and systems to senior management and the Audit Committee, and independently supports the Audit Committee’s oversight of these controls.

Fourth Quarter Results

Our financial performance for each of the past eight quarters is summarized in Figure 44. Highlights of our results for the fourth quarter of 2012 are summarized below.

Earnings

Our fourth quarter net income from continuing operations attributable to Key common shareholders was $193 million, or $.21 per common share, compared to $201 million, or $.21 per common share for the fourth quarter of 2011. During the fourth quarter of 2012 we incurred $16 million, or $.01 per common share of costs associated with our previously announced efficiency initiative. Fourth quarter 2012 net income attributable to Key common shareholders was $197 million compared to $194 million for the same quarter one year ago.

On an annualized basis, our return on average total assets from continuing operations for the fourth quarter of 2012 was .97%, compared to 1.01% for the fourth quarter of 2011. The annualized return on average common equity from continuing operations was 7.70% for the fourth quarter of 2012, compared to 8.26% for the year-ago quarter.

Net interest income

Our taxable-equivalent net interest income was $607 million for the fourth quarter of 2012, and the net interest margin was 3.37%. These results compare to taxable-equivalent net interest income of $563 million and a net interest margin of 3.13% for the fourth quarter of 2011. The increase in net interest income and the net interest margin was primarily a result of a change in funding mix from the redemption of certain trust preferred securities, maturity of long-term debt, and maturity of higher-costing certificates of deposit during the past year.

Noninterest income

Our noninterest income was $466 million for the fourth quarter of 2012, compared to $414 million for the year-ago quarter. Net gains (losses) from loan sales increased $30 million from the year-ago quarter due to an increase in volume in our commercial mortgage banking business. Investment banking and capital markets income also increased $23 million from one year ago. The fourth quarter of 2011 included a $24 million charge resulting from VISA’s announcement of a planned increase to its litigation escrow deposit.

Noninterest expense

Our noninterest expense was $756 million for the fourth quarter of 2012, compared to $717 million for the same period last year. Personnel expense increased $46 million due to several factors – an increase in contract labor for technology investments attributable to the previously announced credit card portfolio acquisitions and related implementation of new payment systems and merchant services processing; higher employee benefits due to an increase in medical claims expense and an adjustment to the annual retirement contribution accrual; and severance expense associated with our efficiency initiative. Nonpersonnel expense for the fourth quarter of 2012 decreased $7 million from one year ago. Operating lease expense, OREO, and marketing expense decreased from the year ago quarter. These declines were partially offset by an increase of $11 million related to the amortization of the intangible assets associated with the third quarter 2012 acquisitions of the previously announced credit card portfolio as well as the branches in Western New York.

Provision for loan and lease losses

Our provision for loan and lease losses was $57 million for the fourth quarter of 2012, compared to a credit of $22 million for the year-ago quarter. Our allowance for loan and lease losses was $888 million, or 1.68% of total period-end loans at December 31, 2012, compared to 2.03% at December 31, 2011.

Net loan charge-offs for the fourth quarter of 2012 totaled $58 million, or .44% of average loans, compared to $105 million, or .86%, for the same period last year.

Income taxes

For the fourth quarter of 2012, we recorded a tax provision from continuing operations of $55 million, compared to a tax provision of $69 million for the fourth quarter of 2011. The effective tax rate for the fourth quarter of 2012 was 21.7%, compared with 25.2% for the same quarter one year prior. For the fourth quarter of 2012, the tax rate was lower due to lower pre-tax income and slightly higher tax credits earned during the period.

Figure 44. Selected Quarterly Financial Data

	2012 Quarters				2011 Quarters
dollars in millions, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$688	$671	$662	$684	$698	$705	$726	$760
Interest expense	87	99	124	131	141	156	162	163
Net interest income	601	572	538	553	557	549	564	597
Provision (credit) for loan and lease losses	57	109	21	42	(22)	10	(8)	(40)
Noninterest income	466	544	485	472	414	483	454	457
Noninterest expense	756	734	714	703	717	692	680	701
Income (loss) from continuing operations before income taxes	254	273	288	280	276	330	346	393
Income (loss) from continuing operations attributable to Key	199	219	226	205	207	234	249	274
Income (loss) from discontinued operations, net of taxes (a)	4	—	10	(5)	(7)	(17)	(9)	(11)
Net income (loss) attributable to Key	203	219	236	200	200	217	240	263

Income (loss) from continuing operations attributable to Key common shareholders	193	214	221	199	201	229	243	184
Income (loss) from discontinued operations, net of taxes (a)	4	—	10	(5)	(7)	(17)	(9)	(11)
Net income (loss) attributable to Key common shareholders	197	214	231	194	194	212	234	173
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.23	$.23	$.21	$.21	$.24	$.26	$.21
Income (loss) from discontinued operations, net of taxes (a)	—	—	.01	(.01)	(.01)	(.02)	(.01)	(.01)
Net income (loss) attributable to Key common shareholders (d)	.21	.23	.24	.20	.20	.22	.25	.20

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.21	.23	.23	.21	.21	.24	.26	.21
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	—	.01	(.01)	(.01)	(.02)	(.01)	(.01)
Net income (loss) attributable to Key common shareholders — assuming dilution (d)	.21	.23	.24	.20	.20	.22	.25	.19

Cash dividends paid	.05	.05	.05	.03	.03	.03	.03	.01
Book value at period end	10.78	10.64	10.43	10.26	10.09	10.09	9.88	9.58
Tangible book value at period end	9.67	9.54	9.45	9.28	9.11	9.10	8.90	8.59
Market price:
High	9.01	9.12	8.54	8.82	7.89	8.48	9.10	9.77
Low	7.96	7.46	6.80	7.26	5.59	5.63	7.82	8.31
Close	8.42	8.74	7.74	8.50	7.69	5.93	8.33	8.88
Weighted-average common shares outstanding (000)	925,725	936,223	944,648	949,342	948,658	948,702	947,565	881,894
Weighted-average common shares and potential common shares outstanding (000)	930,382	940,764	948,087	953,971	951,684	950,686	952,133	887,836
AT PERIOD END
Loans	$52,822	$51,419	$49,605	$49,226	$49,575	$48,195	$47,840	$48,552
Earning assets	75,055	72,139	71,899	72,796	73,729	74,167	73,447	74,593
Total assets	89,236	86,950	86,523	87,431	88,785	89,262	88,782	90,438
Deposits	65,993	64,188	62,167	61,494	61,956	61,032	60,410	60,810
Long-term debt	6,847	6,119	7,521	8,898	9,520	10,717	10,997	11,048
Key common shareholders’ equity	9,980	9,960	9,864	9,808	9,614	9,610	9,428	9,134
Key shareholders’ equity	10,271	10,251	10,155	10,099	9,905	9,901	9,719	9,425
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.97%	1.08%	1.12%	1.02%	1.01%	1.14%	1.23%	1.32%
Return on average common equity	7.70	8.57	9.06	8.25	8.26	9.52	10.51	8.75
Return on average tangible common equity (b)	8.59	9.56	10.01	9.13	9.15	10.56	11.69	9.83
Net interest margin (TE)	3.37	3.23	3.06	3.16	3.13	3.09	3.19	3.25
Cash efficiency ratio (b)	69.34	64.62	69.29	68.09	73.29	66.57	66.31	65.98
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.93%	1.01%	1.10%	.93%	.91%	.98%	1.10%	1.18%
Return on average common equity	7.86	8.57	9.47	8.04	7.97	8.82	10.12	8.23
Return on average tangible common equity (b)	8.77	9.56	10.46	8.90	8.83	9.77	11.26	9.24
Net interest margin (TE)	3.29	3.14	2.99	3.08	3.04	3.02	3.11	3.16
Loan to deposit (c)	85.77	86.24	86.38	86.97	87.00	85.71	86.10	90.76
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.51%	11.79%	11.74%	11.55%	11.16%	11.09%	10.95%	10.42%
Key common shareholders’ equity to assets	11.18	11.45	11.40	11.22	10.83	10.77	10.62	10.10
Tangible common equity to tangible assets	10.15	10.39	10.44	10.26	9.88	9.82	9.67	9.16
Tier 1 common equity (b)	11.36	11.30	11.63	11.55	11.26	11.28	11.14	10.74
Tier 1 risk-based capital	12.15	12.10	12.45	13.29	12.99	13.49	13.93	13.48
Total risk-based capital	15.13	15.17	15.83	16.68	16.51	17.05	17.88	17.38
Leverage	11.41	11.37	11.35	12.12	11.79	11.93	12.13	11.56
TRUST AND BROKERAGE ASSETS
Assets under management	$49,684 (e)	$49,670	$49,149	$52,633	$51,732	$51,584	$59,253	$61,518
Nonmanaged and brokerage assets	25,197	24,220	23,912	33,021	30,369	28,007	29,472	29,024
OTHER DATA
Average full-time-equivalent employees	15,589	15,833	15,455	15,404	15,381	15,490	15,349	15,301
Branches	1,088	1,087	1,062	1,059	1,058	1,063	1,048	1,040

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In April 2009, we decided to wind down the operations of Austin, an investment subsidiary that specializes in managing hedge fund investments for its institutional customer base.

(b)	See Figure 4 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures to “tangible common equity” and “Tier 1 common equity.” The table reconciles the GAAP performance to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(c)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

(d)	EPS may not foot due to rounding.

(e)	This figure has been revised from what has previously been disclosed in our earnings release on January 24, 2013.

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

For all commercial and consumer troubled debt restructurings, regardless of size, as well as all other impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss and assign a specific allowance to the loan if deemed appropriate. For example, a specific allowance may be assigned — even when sources of repayment appear sufficient — if we remain uncertain that an impaired loan will be repaid in full.

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

Even minor changes in the level of estimated losses can significantly affect management’s determination of the appropriate allowance because those changes must be applied across a large portfolio. To illustrate, an increase in estimated losses equal to one-tenth of one percent of our consumer loan portfolio as of December 31, 2012, would indicate the need for a $16 million increase in the allowance. The same increase in estimated losses for the commercial loan portfolio would result in a $37 million increase in the allowance. Such adjustments to the allowance for loan and lease losses can materially affect financial results. Following the above examples, a $16 million increase in the consumer loan portfolio allowance would have reduced our earnings on an after-tax basis by approximately $10 million, or $.01 per share; a $37 million increase in the commercial loan portfolio allowance would have reduced earnings on an after-tax basis by approximately $23 million, or $.02 per share.

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

Valuation methodologies

We follow the applicable accounting guidance for fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using internally developed models, which are based on third-party data as well as our judgment, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant market available inputs. We describe our application of this accounting guidance, the process used to determine fair values, and the fair value hierarchy in Note 1 under the heading “Fair Value Measurements” and in Note 6 (“Fair Value Measurements”).

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

At December 31, 2012, $14.3 billion, or 16.1%, of our total assets were measured at fair value on a recurring basis. Substantially all of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At December 31, 2012, $1.1 billion, or 1.5%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

At December 31, 2012, $56 million, or .1%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 3.6% of these assets were classified as Level 1 or Level 2. At December 31, 2012, there were no liabilities measured at fair value on a nonrecurring basis.

A discussion of the valuation methodology applied to our loans held for sale is included in Note 1 under the heading “Loans Held for Sale.”

Our principal investments include direct and indirect investments, predominantly in privately-held companies. The fair values of these investments are determined by considering a number of factors, including the target company’s financial condition and results of operations, values of public companies in comparable businesses, market liquidity, and the nature and duration of resale restrictions. The fair value of principal investments was $627 million at December 31, 2012. A 10% positive or negative variance in that fair value would have increased or decreased our 2012 earnings by approximately $63 million ($39 million after tax, or $.04 per share).

The valuation and testing methodologies used in our analysis of goodwill impairment are summarized in Note 1 under the heading “Goodwill and Other Intangible Assets.” New accounting guidance that was effective January 1, 2012, for us permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. We did not choose to utilize this qualitative assessment in our annual goodwill impairment testing in the fourth quarter of 2012. Therefore, the first step in testing for impairment is to determine the fair value of each reporting unit. Our reporting units for purposes of this testing are our two major business segments: Key Community Bank and Key Corporate Bank. Fair values are estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). We believe the estimates and assumptions used in the goodwill impairment analysis for our reporting units are reasonable. However, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future.

The second step of impairment testing is necessary only if the carrying amount of either reporting unit exceeds its fair value, suggesting goodwill impairment. In such a case, we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. Because the strength of the economic recovery remained uncertain during 2012, we continued to monitor the impairment indicators for goodwill and other intangible assets, and to evaluate the carrying amount of these assets quarterly. The acquisition of 37 retail banking branches in Western New York resulted in a $62 million increase in the goodwill at the Key Community Bank unit. At December 31, 2012, the Key Community Bank reporting unit had $979 million in goodwill, while the Key Corporate Bank reporting unit had no recorded goodwill. Additional information is provided in Note 10 (“Goodwill and Other Intangible Assets”).

The primary assumptions used in determining our pension and other postretirement benefit obligations and related expenses, including sensitivity analysis of these assumptions, are presented in Note 19 (“Employee Benefits”).

When potential asset impairment is identified, we must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) to apply the appropriate accounting treatment. For example, unrealized losses on securities available for sale that are deemed temporary are recorded in shareholders’ equity; those deemed “other-than-temporary” are recorded in either earnings or shareholders’ equity based on certain factors. Additional information regarding temporary and other-than-temporary impairment on securities available for sale at December 31, 2012, is provided in Note 7 (“Securities”).

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

Contingent liabilities, guarantees and income taxes

Note 16 (“Commitments, Contingent Liabilities and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee, but there is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 16 for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2012.

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

Additionally, we conduct quarterly assessments that determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items. These assessments are subjective and may change. Based on these criteria, and in particular our projections for future taxable income, we currently believe that it is more-likely-than-not that we will realize our net deferred tax asset in future periods. However, if our assessments prove incorrect, it could have a material adverse effect on our results of operations in the period in which they occur. For further information on our accounting for income taxes, see Note 12 (“Income Taxes”).

During 2012, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 45.

Figure 45. European Sovereign and Non-sovereign Debt Exposures

December 31, 2012 in millions	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$(10)	$(10)
Non-sovereign non-financial institutions	$82	—	82
Total	82	(10)	72
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(5)	(5)
Non-sovereign non-financial institutions	344	—	344
Total	344	(5)	339
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	10	—	10
Total	10	—	10
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	57	—	57
Total	57	—	57
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	3	3
Non-sovereign non-financial institutions	136	—	136
Total	136	3	139
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	47	—	47
Total	47	—	47
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	3	3
Non-sovereign non-financial institutions	98	—	98
Total	98	3	101
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	2	2
Non-sovereign non-financial institutions	202	—	202
Total	202	2	204
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	128	—	128
Total	128	—	128
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(7)	(7)
Non-sovereign non-financial institutions	1,104	—	1,104
Total	$1,104	$(7)	$1,097

(a)	This column represents our outstanding leases.

(b)

This column represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)

Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 90% of our exposure in other Europe is in Belgium, Finland, and Sweden.

Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities. At-risk exposures in the rest of the world, which are actively monitored by management, total less than $1 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Risk Management — Market risk management” in the MD&A beginning on page 77 is incorporated herein by reference.

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

The Board of Directors discharges its responsibility for our financial statements through its Audit Committee. This committee, which draws its members exclusively from the non-management directors, also hires the independent registered public accounting firm.

Management’s Assessment of Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2012. Our independent registered public accounting firm has issued an attestation report, dated February 26, 2013, on our internal control over financial reporting, which is included in this annual report.

Beth E. Mooney

Chairman, Chief Executive Officer and President

Jeffrey B. Weeden

Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Shareholders and Board of Directors

KeyCorp

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KeyCorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KeyCorp as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion thereon.

Cleveland, Ohio

February 26, 2013

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

KeyCorp

We have audited the accompanying consolidated balance sheets of KeyCorp as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of KeyCorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeyCorp at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KeyCorp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

Cleveland, Ohio

February 26, 2013

Consolidated Balance Sheets

December 31,
in millions, except per share data	2012	2011

ASSETS
Cash and due from banks	$585	$694
Short-term investments	3,940	3,519
Trading account assets	605	623
Securities available for sale	12,094	16,012
Held-to-maturity securities (fair value: $3,992 and $2,133)	3,931	2,109
Other investments	1,064	1,163
Loans, net of unearned income of $957 and $1,388	52,822	49,575
Less: Allowance for loan and lease losses	888	1,004

Net loans	51,934	48,571
Loans held for sale	599	728
Premises and equipment	965	944
Operating lease assets	288	350
Goodwill	979	917
Other intangible assets	171	17
Corporate-owned life insurance	3,333	3,256
Derivative assets	693	945
Accrued income and other assets (including $50 of consolidated LIHTC guaranteed funds VIEs, see Note 11) (a)	2,801	3,077
Discontinued assets (including $2,395 of consolidated education loan securitization trust VIEs at fair value, see Note 11) (a)	5,254	5,860

Total assets	$89,236	$88,785

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$32,380	$27,954
Savings deposits	2,433	1,962
Certificates of deposit ($100,000 or more)	2,879	4,111
Other time deposits	4,575	6,243

Total interest-bearing	42,267	40,270
Noninterest-bearing	23,319	21,098
Deposits in foreign office — interest-bearing	407	588

Total deposits	65,993	61,956
Federal funds purchased and securities sold under repurchase agreements	1,609	1,711
Bank notes and other short-term borrowings	287	337
Derivative liabilities	584	1,026
Accrued expense and other liabilities	1,425	1,763
Long-term debt	6,847	9,520
Discontinued liabilities (including $2,181 of consolidated education loan securitization trust VIEs at fair value, see Note 11) (a)	2,182	2,550

Total liabilities	78,927	78,863

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839 and 2,904,839 shares	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905 and 1,016,969,905 shares	1,017	1,017
Capital surplus	4,126	4,194
Retained earnings	6,913	6,246
Treasury stock, at cost (91,201,285 and 63,962,113 shares)	(1,952)	(1,815)
Accumulated other comprehensive income (loss)	(124)	(28)

Key shareholders’ equity	10,271	9,905
Noncontrolling interests	38	17

Total equity	10,309	9,922

Total liabilities and equity	$89,236	$88,785

(a)	The assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Year ended December 31,
dollars in millions, except per share amounts	2012	2011	2010

INTEREST INCOME
Loans	$2,155	$2,206	$2,653
Loans held for sale	20	14	17
Securities available for sale	399	583	644
Held-to-maturity securities	69	12	2
Trading account assets	18	26	37
Short-term investments	6	6	6
Other investments	38	42	49

Total interest income	2,705	2,889	3,408

INTEREST EXPENSE
Deposits	257	390	671
Federal funds purchased and securities sold under repurchase agreements	4	5	6
Bank notes and other short-term borrowings	7	11	14
Long-term debt	173	216	206

Total interest expense	441	622	897

NET INTEREST INCOME	2,264	2,267	2,511
Provision for loan and lease losses	229	(60)	638

Net interest income (expense) after provision for loan and lease losses	2,035	2,327	1,873

NONINTEREST INCOME
Trust and investment services income	421	434	444
Service charges on deposit accounts	287	281	301
Operating lease income	75	122	173
Letter of credit and loan fees	221	213	194
Corporate-owned life insurance income	122	121	137
Net securities gains (losses) (a)	—	1	14
Electronic banking fees	72	114	117
Gains on leased equipment	111	25	20
Insurance income	50	53	64
Net gains (losses) from loan sales	150	75	76
Net gains (losses) from principal investing	72	78	66
Investment banking and capital markets income (loss)	165	134	145
Other income	221	157	203

Total noninterest income	1,967	1,808	1,954

NONINTEREST EXPENSE
Personnel	1,618	1,520	1,471
Net occupancy	260	258	270
Operating lease expense	57	94	142
Computer processing	166	166	185
Business services and professional fees	193	186	176
FDIC assessment	31	52	124
OREO expense, net	15	13	68
Equipment	107	103	100
Marketing	68	60	72
Provision (credit) for losses on lending-related commitments	(16)	(28)	(48)
Intangible asset amortization on credit cards	14	—	—
Other intangible asset amortization	9	4	14
Other expense	385	362	460

Total noninterest expense	2,907	2,790	3,034

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,095	1,345	793
Income taxes	239	369	186

INCOME (LOSS) FROM CONTINUING OPERATIONS	856	976	607
Income (loss) from discontinued operations, net of taxes of $6, ($26) and ($14) (see Note 13)	9	(44)	(23)

NET INCOME (LOSS)	865	932	584
Less: Net income (loss) attributable to noncontrolling interests	7	12	30

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$858	$920	$554

Income (loss) from continuing operations attributable to Key common shareholders	$827	$857	$413
Net income (loss) attributable to Key common shareholders	836	813	390
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.88	$.92	$.47
Income (loss) from discontinued operations, net of taxes	.01	(.05)	(.03)
Net income (loss) attributable to Key common shareholders (b)	.89	.87	.45

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.88	$.92	$.47
Income (loss) from discontinued operations, net of taxes	.01	(.05)	(.03)
Net income (loss) attributable to Key common shareholders (b)	.89	.87	.44
Cash dividends declared per common share	$.18	$.10	$.04
Weighted-average common shares outstanding (000) (c)	938,941	931,934	874,748
Weighted-average common shares and potential common shares outstanding (000)	943,259	935,801	878,153

(a)	For 2012, 2011, and 2010, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of stock options and/or Preferred Series A, as applicable.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
in millions	2012	2011	2010

Net income (loss)	$865	$932	$584
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($58), $46, and $69	(98)	77	116
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $12, ($6), and ($63)	20	(10)	(106)
Foreign currency translation adjustments, net of income taxes	10	(4)	4
Net pension and postretirement benefit costs, net of income taxes	(28)	(74)	(28)

Total other comprehensive income (loss), net of tax	(96)	(11)	(14)

Comprehensive income (loss)	769	921	570
Less: Comprehensive income attributable to noncontrolling interests	7	12	30

Comprehensive income (loss) attributable to Key	$762	$909	$540

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Common Stock Warrant	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

BALANCE AT DECEMBER 31, 2009	2,930	878,535	$2,721	$946	$87	$3,734	$5,158	$ (1,980)	$(3)	$270
Cumulative effect adjustment to beginning balance of Retained Earnings							45
Net income (loss)							554			30
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $69									116
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($63)									(106)
Foreign currency translation adjustments									4
Net pension and postretirement benefit costs, net of income taxes									(28)
Deferred compensation						19
Cash dividends declared on common shares ($.04 per share)							(36)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)							(23)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(125)
Amortization of discount on Series B Preferred Stock			16				(16)
Common shares reissued for stock options and other employee benefit plans		2,073				(42)		76
Net contribution from (distribution to) noncontrolling interests										(43)

BALANCE AT DECEMBER 31, 2010	2,930	880,608	$2,737	$946	$87	$3,711	$5,557	$(1,904)	$(17)	$257
Correction of an error in cumulative effect adjustment							(30)
Net income (loss)							920			12
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $46									77
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($6)									(10)
Foreign currency translation adjustments, net of income taxes									(4)
Net pension and postretirement benefit costs, net of income taxes									(74)
Deferred compensation						(2)
Cash dividends declared on common shares ($.10 per share)							(94)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)							(23)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(31)
Series B Preferred Stock — TARP redemption	(25)		(2,451)				(49)
Repurchase of common stock warrant					(87)	17
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares issuance		70,621		71		533
Common shares reissued for stock options and other employee benefit plans		1,779				(65)		89
Other			1
Net contribution from (distribution to) noncontrolling interests										(252)

BALANCE AT DECEMBER 31, 2011	2,905	953,008	$291	$1,017	—	$4,194	$6,246	$(1,815)	$(28)	$17
Net income (loss)							858			7
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(58)									(98)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $12									20
Foreign currency translation adjustments, net of income taxes									10
Net pension and postretirement benefit costs, net of income taxes									(28)
Deferred compensation						17
Cash dividends declared on common shares ($.18 per share)							(169)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)							(22)
Common shares repurchased		(30,637)						(251)
Common shares reissued (returned) for stock options and other employee benefit plans		3,398				(85)		114
Net contribution from (distribution to) noncontrolling interests										14

BALANCE AT DECEMBER 31, 2012	2,905	925,769	$291	$1,017	—	$4,126	$6,913	$(1,952)	$(124)	$38

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year ended December 31,
in millions	2012	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$865	$932	$584
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	229	(60)	638
Depreciation, amortization and accretion expense, net	240	270	330
FDIC (payments) net of FDIC expense	26	46	105
Deferred income taxes (benefit)	43	(310)	80
Net losses (gains) and writedown on OREO	13	9	60
Provision (credit) for losses on LIHTC guaranteed funds	—	(5)	8
Provision (credit) for customer derivative losses	5	(21)	4
Net losses (gains) from loan sales	150	(75)	(76)
Net losses (gains) from principal investing	(72)	(78)	(66)
Provision (credit) for losses on lending-related commitments	(16)	(28)	(48)
(Gains) losses on leased equipment	(111)	(25)	(20)
Net securities losses (gains)	—	(1)	(14)
Net decrease (increase) in loans held for sale excluding loan transfers from continuing operations	60	(163)	383
Net decrease (increase) in trading account assets	18	362	224
Other operating activities, net	(95)	1,037	532

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,355	1,890	2,724
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	776	—	—
Net decrease (increase) in short-term investments	(421)	(2,175)	399
Purchases of securities available for sale	(1,772)	(624)	(9,914)
Proceeds from sales of securities available for sale	1	1,667	142
Proceeds from prepayments and maturities of securities available for sale	5,551	5,000	4,685
Purchases of held-to-maturity securities	(2,481)	(2,175)	(2)
Proceeds from prepayments and maturities of held-to-maturity securities	660	83	6
Purchases of other investments	(66)	(138)	(190)
Proceeds from sales of other investments	28	90	216
Proceeds from prepayments and maturities of other investments	197	111	133
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(2,758)	(303)	5,850
Proceeds from loan sales	127	143	620
Purchases of premises and equipment	(152)	(158)	(156)
Proceeds from sales of premises and equipment	1	1	3
Proceeds from sales of other real estate owned	67	120	182

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(242)	1,642	1,974
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	1,989	1,346	(4,961)
Net increase (decrease) in short-term borrowings	(152)	(1,148)	1,114
Net proceeds from issuance of long-term debt	775	1,031	797
Payments on long-term debt	(3,394)	(2,215)	(1,657)
Repurchase of Treasury Shares	(251)	—	—
Net proceeds from issuance of common shares	—	604	—
Net proceeds from reissuance of common shares	2	—	—
Series B Preferred Stock — TARP redemption	—	(2,500)	—
Repurchase of common stock warrant	—	(70)	—
Cash dividends paid	(191)	(164)	(184)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,222)	(3,116)	(4,891)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(109)	416	(193)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	694	278	471

CASH AND DUE FROM BANKS AT END OF YEAR	$585	$694	$278

Additional disclosures relative to cash flows:
Interest paid	$464	$605	$879
Income taxes paid (refunded)	84	(305)	(164)
Noncash items:
Assets acquired	$1,283	—	—
Liabilities assumed	2,059	—	—
Loans transferred to portfolio from held for sale	84	—	—
Loans transferred to held for sale from portfolio	16	$98	$407
Loans transferred to other real estate owned	38	49	210

See Notes to Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements as well as in the Management’s Discussion & Analysis of Financial Condition & Results of Operations. You may find it helpful to refer back to this page as you read this report.

ABO: Accumulated benefit obligation.	Moody’s: Moody’s Investor Services, Inc.
AICPA: American Institute of Certified Public Accountants.	N/A: Not applicable.
ALCO: Asset/Liability Management Committee.	NASDAQ: The NASDAQ Stock Market LLC.
ALLL: Allowance for loan and lease losses.	N/M: Not meaningful.
A/LM: Asset/liability management.	NOW: Negotiable Order of Withdrawal.
AOCI: Accumulated other comprehensive income (loss).	NPR: Notice of proposed rulemaking.
APBO: Accumulated postretirement benefit obligation.	NYSE: New York Stock Exchange.
Austin: Austin Capital Management, Ltd.	OCC: Office of the Comptroller of the Currency.
BHCA: Bank Holding Company Act of 1956, as amended.	OCI: Other comprehensive income (loss).
BHCs: Bank holding companies.	OFR: Office of Financial Research of the U.S. Department of Treasury.
CCAR: Comprehensive Capital Analysis and Review.
CFPB: Bureau of Consumer Financial Protection.	OREO: Other real estate owned.
CFTC: Commodities Futures Trading Commission.	OTTI: Other-than-temporary impairment.
CMO: Collateralized mortgage obligation.	QSPE: Qualifying special purpose entity.
Common Shares: Common Shares, $1 par value.	PBO: Projected benefit obligation.
CPP: Capital Purchase Program of the U.S. Treasury.	PCCR: Purchased credit card relationship.
DIF: Deposit Insurance Fund of the FDIC.	PCI: Purchased credit impaired.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.	S&P: Standard and Poor’s Ratings Services, a Division of The McGraw-Hill Companies, Inc.

ERISA: Employee Retirement Income Security Act of 1974.	SCAP: Supervisory Capital Assessment Program administered by the Federal Reserve.
ERM: Enterprise risk management.
EVE: Economic value of equity.	SEC: U.S. Securities & Exchange Commission.
FASB: Financial Accounting Standards Board.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
FDIA: Federal Deposit Insurance Act, as amended.	Perpetual Convertible Preferred Stock, Series A.
FDIC: Federal Deposit Insurance Corporation.	Series B Preferred Stock: KeyCorp’s Fixed-Rate Cumulative
Federal Reserve: Board of Governors of the Federal Reserve System.	Perpetual Preferred Stock, Series B issued to the U.S. Treasury under the CPP.
FHFA: Federal Housing Finance Agency.	SIFIs: Systemically important financial companies, including BHCs with total consolidated assets of at least $50 billion and nonbank financial companies designated by FSOC for supervision by the Federal Reserve.
FHLMC: Federal Home Loan Mortgage Corporation.
FINRA: Financial Industry Regulatory Authority.
FNMA: Federal National Mortgage Association.
FOMC: Federal Open Market Committee of the Federal Reserve Board.	SILO: Sale in, lease out transaction.
FSOC: Financial Stability Oversight Council.	SPE: Special purpose entity.
FVA: Fair value of pension plan assets.	TAG: Transaction Account Guarantee program of the FDIC.

GAAP: U.S. generally accepted accounting principles.	TARP: Troubled Asset Relief Program.
GNMA: Government National Mortgage Association.	TDR: Troubled debt restructuring.
HUD: U.S. Department of Housing and Urban Development.	TE: Taxable equivalent.
IRS: Internal Revenue Service.	TLGP: Temporary Liquidity Guarantee Program of the FDIC.
ISDA: International Swaps and Derivatives Association.	U.S. Treasury: United States Department of the Treasury.
KAHC: Key Affordable Housing Corporation.	VaR: Value at risk.
LIBOR: London Interbank Offered Rate.	VEBA: Voluntary Employee Beneficiary Association.
LIHTC: Low-income housing tax credit.	VIE: Variable interest entity.
LILO: Lease in, lease out transaction.	XBRL: eXtensible Business Reporting Language.

Organization

We are one of the nation’s largest bank-based financial services companies, with consolidated total assets of $89.2 billion at December 31, 2012. We provide deposit, lending, cash management and investment services to individuals and to small and medium-sized businesses in 14 states under the name of KeyBank National Association. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications and derivatives to middle market companies in selected industries throughout the United States under the KeyBanc Capital Markets trade name. As of December 31, 2012, KeyBank operated 1,088 full service retail banking branches in 14 states, a telephone banking call center services group, and 1,611 automated teller machines in 15 states. Additional information pertaining to our two business segments, Key Community Bank and Key Corporate Bank, is included in Note 21 (“Line of Business Results”).

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

In accordance with applicable accounting guidance for leases, residual values are reviewed at least annually to determine if an other-than-temporary decline in value has occurred. In the event of such a decline, the residual value is adjusted to its fair value. Impairment charges are included in noninterest expense, while net gains or losses on sales of lease residuals are included in “other income” on the income statement.

Loans Held for Sale

Our loans held for sale at December 31, 2012, and December 31, 2011, are disclosed in Note 4 (“Loans and Loans Held for Sale”). These loans, which we originated and intend to sell, are carried at the lower of aggregate cost or fair value. Fair value is determined based on available market data for similar assets, expected cash flows, appraisals of underlying collateral or credit quality of the borrower. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off. Subsequent declines in fair value are recognized as a charge to noninterest income. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold.

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

All commercial and consumer TDRs regardless of size and all impaired commercial loans with an outstanding balance greater than $2.5 million are individually evaluated for impairment. Nonperforming loans below the above stated dollar threshold and smaller-balance homogeneous loans (residential mortgage, home equity loans, marine, etc.) are aggregated and collectively evaluated for impairment. The amount of the reserve is estimated based on the criteria outlined in the “Allowance for Loan and Lease Losses” section of this note.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents our estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. We establish the amount of this allowance by analyzing the quality of the loan portfolio at least quarterly, and more often if deemed necessary. When developing and documenting our methodology to determine the ALLL, we segregate our loan portfolio between commercial and consumer loans. We believe these portfolio segments represent the most appropriate level for determining our historical loss experience as well as the level at which we monitor credit quality and risk characteristics of the portfolios. Commercial loans, which generally have larger individual balances, constitute a significant portion of our total loan portfolio whereas the consumer portfolio includes smaller balance, homogeneous loans.

We estimate the appropriate level of our allowance for loan and lease losses by applying expected loss rates to existing loans with similar risk characteristics. Expected loss rates for commercial loans are derived from a statistical analysis of our historical default and loss severity experience. The analysis utilizes probability of default and loss given default to assign loan grades using our internal risk rating system. Our expected loss rates are reviewed quarterly and updated as necessary. As of December 31, 2012, the probability of default ratings were based on our default data for the period from January 2008 through September 2012, which encompasses the last downturn period as well as some of our more recent credit experience. Additional adjustment to expected loss rates is based on calculated estimates of the average time period from initial loss indication to the initial loss recorded for an individual loan.

Expected loss rates for consumer loans are derived from a statistical analysis of our historical default and loss severity experience. Consumer loans are analyzed quarterly in homogeneous product type pools that share similar attributes and are assigned an expected loss rate that represents expected losses over the next 12 months. One year is also the estimate of the average time period from initial loss indication to initial loss recorded. Therefore, no further adjustment to the expected loss rate is required.

The ALLL may be adjusted to reflect our current assessment of many qualitative factors that may not be directly measured in the statistical analysis of expected loss including:

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

Liability for Credit Losses on Lending-Related Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. This liability totaled $29 million at December 31, 2012, and $45 million at December 31, 2011. We establish the amount of this allowance by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

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

In measuring the fair value of an asset, we assume the highest and best use of the asset by a market participant—not just the intended use — to maximize the value of the asset. We also consider whether any credit valuation adjustments are necessary based on the counterparty’s credit quality.

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

Securities

Securities available for sale.  These are securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method, are included in “net securities gains (losses)” on the income statement. Unrealized losses on debt securities deemed “other-than-temporary” are included in “net securities gains (losses)” on the income statement or in AOCI in accordance with the applicable accounting guidance, as further described under the heading “Other-than-Temporary Impairments” in this note and in Note 7 (“Securities”).

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

Other Investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 59% and 61% of other investments at December 31, 2012, and 2011, respectively. They include both direct investments (investments made in a particular company), and indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately-held companies and are carried at fair value ($627 million at December 31, 2012, and $709 million at December 31, 2011). During the first half of 2011, employees who managed our various principal investments formed two independent entities that serve as investment managers of these investments. Under this arrangement, which was mutually agreeable to both parties, these individuals are no longer employees of Key. As a result of these changes, which were made during the second quarter of 2011, we deconsolidated certain of these direct and indirect investments totaling $234 million since we no longer have the power to direct the activities that most significantly impact the economic performance of these investment entities. Changes in fair values and realized gains and losses on sales of principal investments are reported as “net gains (losses) from principal investing” on the income statement.

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

Repurchase agreements

We enter into repurchase and reverse repurchase agreements primarily to acquire securities to cover short positions, to accommodate customers’ financing needs, and to settle other securities obligations. Repurchase and reverse repurchase agreements are accounted for as collateralized financing transactions and recorded on our balance sheet at the amounts at which the securities will be subsequently sold or repurchased. The value of our repurchase and reverse repurchase agreements is based on the valuation of the underlying securities, as further described under the “Other assets and liabilities” heading in Note 6 (“Fair Value Measurements”). Fees received and paid in connection with these transactions are recorded in interest income and interest expense, respectively. Additional information regarding these agreements is provided under the “Accounting Guidance Adopted in 2012” heading of this note.

Derivatives

In accordance with applicable accounting guidance, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value. The net increase or decrease in derivatives is included in operating activities within the statement of cash flows.

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

A net investment hedge is used to hedge the exposure of changes in the carrying value of investments as a result of changes in the related foreign exchange rates. The effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings. The ineffective portion of a net investment hedge is included in “other income” on the income statement.

Hedge “effectiveness” is determined by the extent to which changes in the fair value of a derivative instrument offset changes in the fair value, cash flows, or carrying value attributable to the risk being hedged. If the relationship between the change in the fair value of the derivative instrument and the change in the hedged item falls within a range considered to be the industry norm, the hedge is considered “highly effective” and qualifies for hedge accounting. A hedge is “ineffective” if the relationship between the changes falls outside the acceptable range. In that case, hedge accounting is discontinued on a prospective basis. Hedge effectiveness is tested at least quarterly.

Additional information regarding the accounting for derivatives is provided in Note 8 (“Derivatives and Hedging Activities”).

Offsetting Derivative Positions

In accordance with the applicable accounting guidance, we take into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related cash collateral when recognizing derivative assets and liabilities. Additional information regarding derivative offsetting is provided in Note 8.

Servicing Assets

We service commercial real estate loans. Servicing assets related to all commercial real estate loan servicing totaled $204 million at December 31, 2012, and $173 million at December 31, 2011, and are included in “accrued income and other assets” on the balance sheet.

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

Servicing assets are evaluated quarterly for possible impairment. This process involves classifying the assets based on the types of loans serviced and their associated interest rates, and determining the fair value of each class. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced through a charge to income in the amount of such excess and the establishment of a valuation allowance. Any impairment of servicing assets recorded for the years ended December 31, 2012, 2011, and 2010 was not material in amount. Additional information pertaining to servicing assets is included in Note 9 (“Mortgage Servicing Assets”).

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

Additional information regarding acquisitions is provided in Note 13 (“Acquisitions and Discontinued Operations”).

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the cost of net assets acquired in a business combination exceeds their fair value. Other intangible assets primarily are the net present value of future economic benefits to be derived from the purchase of credit card receivable assets and core deposits. Other intangible assets are amortized on either an accelerated or straight-line basis over periods ranging from seven to thirty years. Goodwill and other types of intangible assets deemed to have indefinite lives are not amortized.

Relevant accounting guidance provides that goodwill and certain other intangible assets must be subjected to impairment testing at least annually. We perform quantitative goodwill impairment testing in the fourth quarter of each year. Our reporting units for purposes of this testing are our two business segments, Key Community Bank and Key Corporate Bank. Because the strength of the economic recovery remained uncertain during 2012, we continued to monitor the impairment indicators for goodwill and other intangible assets, and to evaluate the carrying amount of these assets quarterly.

The first step in goodwill impairment testing is to determine the fair value of each reporting unit. This amount is estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment may be indicated. In such a case, we would perform a second step of goodwill impairment testing, and we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value). Then we would compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, the impairment loss represented by this difference is charged to earnings.

Additional information pertaining to goodwill and other intangible assets is included in Note 10 (“Goodwill and Other Intangible Assets”).

Purchased Loans

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased performing loans are loans that do not have evidence of deterioration in credit quality at acquisition. These loans are recorded at fair value at the acquisition date. Any premium or discount associated with purchased performing loans is recognized as an expense or income based on the effective yield method of amortization. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI. These loans are initially recorded at fair value without recording an allowance for loan losses. Fair value of these loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then a market-based discount rate is applied to those cash flows. PCI loans are generally accounted for on a pool basis, with pools formed based on the common characteristics of the loans, such as loan collateral type or loan product type. Each pool is accounted for as a single asset with one composite interest rate and an aggregate expectation of cash flows.

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

After we acquire loans determined to be PCI loans, actual cash collections are monitored relative to management’s expectations, and revised cash flow expectations are prepared, as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool.

A purchased loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the event of a sale of the loan, a gain or loss on sale is recognized and reported within noninterest income based on the difference between the sales proceeds and the carrying amount of the loan. In the case of a foreclosure, an individual loan is removed from the pool at an amount received from its resolution (fair value of the underlying collateral less costs to sell). Any difference between this amount and the loan carrying value is absorbed by the nonaccretable difference established for the entire pool. For loans resolved by payment in full, there is no adjustment of the nonaccretable difference since there is no difference between the amount received at resolution and the outstanding balance of the loan. In these cases, the remaining accretable amount balance is unaffected and any material change in remaining effective yield caused by the removal of the loan from the pool is addressed in connection with the subsequent cash flow re-assessment for the pool. PCI loans subject to modification are not removed from the pool even if those loans would otherwise be deemed TDRs as the pool, and not the individual loan, represents the unit of account.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. We determine depreciation of premises and equipment using the straight-line method over the estimated useful lives of the particular assets. Leasehold improvements are amortized using the straight-line method over the terms of the leases. Accumulated depreciation and amortization on premises and equipment totaled $1.2 billion at December 31, 2012, and $1.1 billion at December 31, 2011.

Internally Developed Software

We rely on company personnel and independent contractors to plan, develop, install, customize and enhance computer systems applications that support corporate and administrative operations. Software development costs, such as those related to program coding, testing, configuration and installation, are capitalized and included in “accrued income and other assets” on the balance sheet. The resulting asset ($53 million at December 31, 2012, and $54 million at December 31, 2011) is amortized using the straight-line method over its expected useful life (not to exceed five years). Costs incurred during the planning and post-development phases of an internal software project are expensed as incurred.

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

We recognize compensation cost for stock-based, mandatory deferred incentive compensation awards using the accelerated method of amortization over a period of approximately five years (the current year performance period and a four-year vesting period, which generally starts in the first quarter following the performance period) for awards granted in 2012 and over a period of approximately four years (the current year performance period and a three-year vesting period, which generally starts in the first quarter following the performance period) for awards granted prior to 2012.

Employee stock options typically become exercisable at the rate of 25% per year for option grants in 2011 and after, or 33-1/3% per year for option grants prior to 2011, beginning one year after the grant date. Options expire no later than ten years after their grant date. We recognize stock-based compensation expense for stock options with graded vesting using an accelerated method of amortization.

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

Presentation of comprehensive income.    In June 2011, the FASB issued new accounting guidance that required all nonowner changes in shareholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new accounting guidance did not change any of the components currently recognized in net income or comprehensive income. It was effective for public entities for interim and annual periods beginning after December 15, 2011 (effective January 1, 2012, for us). As required by this accounting guidance, Consolidated Statements of Comprehensive Income are now included as part of our financial statements.

Testing goodwill for impairment.    In September 2011, the FASB issued new accounting guidance that simplified how an entity tests goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. This accounting guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (effective January 1, 2012, for us). We did not choose to utilize this qualitative assessment in our annual goodwill impairment testing in the fourth quarter of 2012. Additional information regarding our goodwill impairment testing is provided in Note 10 (“Goodwill and Other Intangible Assets”).

Repurchase agreements.    In April 2011, the FASB issued accounting guidance that changed the accounting for repurchase agreements and other similar arrangements by eliminating the collateral maintenance requirement when assessing effective control in these transactions. This change resulted in more of these transactions being accounted for as secured borrowings instead of sales. This accounting guidance was effective for new transactions and transactions modified on or after the first interim or annual period beginning after December 15, 2011 (effective January 1, 2012, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations since we do not account for these types of arrangements as sales.

Accounting Guidance Pending Adoption at December 31, 2012

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

Offsetting disclosures.    In December 2011, the FASB issued new accounting guidance that requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on the entity’s financial position. In January 2013, the FASB issued new accounting guidance that clarified the scope of the guidance to include derivatives, repurchase and reverse repurchase agreements, and securities lending and borrowing transactions. This new accounting guidance will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (effective January 1, 2013, for us).

Reporting of amounts classified out of AOCI.    In February 2013, the FASB issued new accounting guidance that requires information on reclassifications out of AOCI to be reported in a new format. It will not require the reporting of any information that is not currently required to be disclosed under existing GAAP. This accounting guidance will be effective prospectively for reporting periods beginning after December 15, 2012 (effective January 1, 2013, for us). The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

2. Earnings Per Common Share

Our basic and diluted earnings per Common Share are calculated as follows:

Year ended December 31,
dollars in millions, except per share amounts	2012	2011	2010
EARNINGS
Income (loss) from continuing operations	$856	$976	$607
Less: Net income (loss) attributable to noncontrolling interests	7	12	30
Income (loss) from continuing operations attributable to Key	849	964	577
Less: Dividends on Series A Preferred Stock	22	23	23
Cash dividends on Series B Preferred Stock	—	31	125
Amortization of discount on Series B Preferred Stock (b)	—	53	16
Income (loss) from continuing operations attributable to Key common shareholders	827	857	413
Income (loss) from discontinued operations, net of taxes (a)	9	(44)	(23)
Net income (loss) attributable to Key common shareholders	$836	$813	$390

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	938,941	931,934	874,748
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	4,318	3,867	3,405
Weighted-average common shares and potential common shares outstanding (000)	943,259	935,801	878,153

EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.88	$.92	$.47
Income (loss) from discontinued operations, net of taxes (a)	.01	(.05)	(.03)
Net income (loss) attributable to Key common shareholders (c)	.89	.87	.45

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.88	$.92	$.47
Income (loss) from discontinued operations, net of taxes (a)	.01	(.05)	(.03)
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.89	.87	.44

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of these decisions, we have accounted for these businesses as discontinued operations. The income from discontinued operations for the year ended December 31, 2012, was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	Includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(c)	EPS may not foot due to rounding.

3. Restrictions on Cash, Dividends and Lending Activities

Federal law requires a depository institution to maintain a prescribed amount of cash or deposit reserve balances with its Federal Reserve Bank. KeyBank maintained average reserve balances aggregating $268 million in 2012 to fulfill these requirements.

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

During 2012, KeyBank paid KeyCorp a total of $1.8 billion in dividends; nonbank subsidiaries did not pay any cash dividends or noncash dividends to KeyCorp. As of January 1, 2013, KeyBank had fully utilized its regulatory capacity to pay dividends to KeyCorp. During 2012, KeyCorp did not make any capital infusions to KeyBank. At December 31, 2012, KeyCorp held $2.2 billion in short-term investments, which can be used to pay dividends to shareholders, service debt and finance corporate operations.

Federal law also restricts loans and advances from bank subsidiaries to their parent companies (and to nonbank subsidiaries of their parent companies), and requires those transactions to be secured.

4. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

December 31,
in millions	2012	2011

Commercial, financial and agricultural (b)	$23,242	$19,759
Commercial real estate:
Commercial mortgage	7,720	8,037
Construction	1,003	1,312
Total commercial real estate loans	8,723	9,349
Commercial lease financing	4,915	5,674
Total commercial loans	36,880	34,782
Residential — Prime Loans:
Real estate — residential mortgage	2,174	1,946
Home equity:
Key Community Bank	9,816	9,229
Other	423	535
Total home equity loans	10,239	9,764
Total residential — prime loans	12,413	11,710
Consumer other — Key Community Bank	1,349	1,192
Credit cards	729	—
Consumer other:
Marine	1,358	1,766
Other	93	125
Total consumer other	1,451	1,891
Total consumer loans	15,942	14,793
Total loans (a) (c)	$52,822	$49,575

(a)	Excludes loans in the amount of $5.2 billion at December 31, 2012, and $5.8 billion at December 31, 2011, related to the discontinued operations of the education lending business.

(b)	December 31, 2012, loan balance includes $90 million of commercial credit card balances.

(c)	December 31, 2012, includes purchased loans of $217 million of which $23 million were PCI loans.

We use interest rate swaps, which modify the repricing characteristics of certain loans, to manage interest rate risk. For more information about such swaps, see Note 8 (“Derivatives and Hedging Activities”).

Our loans held for sale by category are summarized as follows:

December 31,
in millions	2012	2011

Commercial, financial and agricultural	$29	$19
Real estate — commercial mortgage	477	567
Real estate — construction	—	35
Commercial lease financing	8	12
Real estate — residential mortgage	85	95
Total loans held for sale (a)	$599	$728

(a)	There were no loans held for sale in the discontinued operations of the education lending business at December 31, 2012, and December 31, 2011.

Our summary of changes in loans held for sale follows:

December 31,
in millions	2012	2011

Balance at beginning of the period	$728	$467
New originations	5,209	3,982
Transfers from held to maturity, net	77	90
Loan sales	(5,391)	(3,721)
Loan draws (payments), net	(20)	(60)
Transfers to OREO / valuation adjustments	(4)	(30)
Balance at end of period	$599	$728

Commercial and consumer leasing financing receivables primarily are direct financing leases, but also include leveraged leases. The composition of the net investment in direct financing leases is as follows:

December 31,
in millions	2012	2011

Direct financing lease receivables	$3,429	$4,143
Unearned income	(260)	(368)
Unguaranteed residual value	261	308
Deferred fees and costs	25	31
Net investment in direct financing leases	$3,455	$4,114

At December 31, 2012, minimum future lease payments to be received are as follows: 2013 — $1.2 billion; 2014 — $908 million; 2015 — $578 million; 2016 — $312 million; 2017 — $158 million; and all subsequent years — $182 million. The allowance related to lease financing receivables is $55 million at December 31, 2012.

5. Asset Quality

We manage our exposure to credit risk by closely monitoring loan performance trends and general economic conditions. A key indicator of the potential for future credit losses is the level of nonperforming assets and past due loans.

Our nonperforming assets and past due loans were as follows:

December 31,
in millions	2012	2011

Total nonperforming loans (a), (b)	$674	$727
Nonperforming loans held for sale	25	46
OREO	22	65
Other nonperforming assets	14	21
Total nonperforming assets	$735	$859

Nonperforming assets from discontinued operations — education lending (c)	$20	$23

Restructured loans included in nonperforming loans (a)	$249	$191
Restructured loans with an allocated specific allowance (d)	114	50
Specifically allocated allowance for restructured loans (e)	33	10
Accruing loans past due 90 days or more	$78	$164
Accruing loans past due 30 through 89 days	424	441

(a)	December 31, 2012, includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed, as addressed in updated regulatory guidance issued in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

(b)	December 31, 2012, excludes $23 million of PCI loans.

(c)	Includes approximately $3 million of restructured loans at December 31, 2012. See Note 13 for further discussion.

(d)	Included in individually impaired loans allocated a specific allowance.

(e)	Included in allowance for individually evaluated impaired loans.

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI and initially recorded at fair value without recording an allowance for loan losses. At the date of acquisition, the estimated gross contractual amount receivable of PCI loans totaled $41 million. The estimated cash flows not expected to be collected (the nonaccretable amount) was $11 million, and the accretable amount was approximately $5 million. The difference between the fair value and the cash flows expected to be collected from the purchased loans is accreted to interest income over the remaining term of the loans.

At December 31, 2012, the outstanding unpaid principal balance and carrying value of all PCI loans was $31 million and $23 million, respectively. Changes in the accretable yield during 2012 included accretion of $1 million and net reclassifications of less than $1 million, resulting in an ending balance of $4 million at December 31, 2012.

At December 31, 2012, the approximate carrying amount of our commercial nonperforming loans outstanding represented 57% of their original contractual amount, total nonperforming loans outstanding represented 73% of their original contractual amount owed, and nonperforming assets in total were carried at 70% of their original contractual amount.

At December 31, 2012, our twenty largest nonperforming loans totaled $179 million, representing 27% of total loans on nonperforming status from continuing operations. At December 31, 2011, the twenty largest nonperforming loans totaled $237 million, representing 33% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $25 million for the year ended December 31, 2012, and $31 million for the year ended December 31, 2011.

The following tables set forth a further breakdown of individually impaired loans as of December 31, 2012, and 2011:

December 31, 2012 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$32		$64		—	$60
Commercial real estate:
Commercial mortgage	89		142		—	95
Construction	48		182		—	39
Total commercial real estate loans	137		324		—	134
Total commercial loans with no related allowance recorded	169		388		—	194

Real estate — residential mortgage	21		21		—	10

Home equity:
Key Community Bank	65		65		—	33
Other	3		3		—	1
Total home equity loans	68		68		—	34
Total consumer loans	89		89		—	44
Total loans with no related allowance recorded	258		477		—	238

With an allowance recorded:
Commercial, financial and agricultural	33		42		$12	48
Commercial real estate:
Commercial mortgage	7		7		1	51
Construction	—		—		—	6
Total commercial real estate loans	7		7		1	57
Total commercial loans with an allowance recorded	40		49		13	105

Real estate — residential mortgage	17		17		1	8

Home equity:
Key Community Bank	22		22		11	11
Other	9		9		1	5
Total home equity loans	31		31		12	16

Consumer other — Key Community Bank	2		2		2	1
Credit cards	2		2		—	1
Consumer other:
Marine	60		60		7	30
Other	1		1		—	1
Total consumer other	61		61		7	31
Total consumer loans	113		113		22	57
Total loans with an allowance recorded	153		162		35	162

Total	$411		$639		$35	$400

(a)

The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

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

(a)

The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the years ended December 31, 2012, and 2011, interest income recognized on the outstanding balances of accruing impaired loans totaled $5 million and $4 million, respectively.

At December 31, 2012, aggregate restructured loans (accrual, nonaccrual and held-for-sale loans) totaled $320 million, compared to $276 million at December 31, 2011. We added $284 million in restructured loans during the last twelve months, which were partially offset by $240 million in payments and charge-offs.

A further breakdown of restructured loans (TDRs) included in nonperforming loans by loan category as of December 31, 2012, follows:

December 31, 2012 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	82	$76	$39
Commercial real estate:
Real estate — commercial mortgage	15	62	25
Real estate — construction	8	53	33
Total commercial real estate loans	23	115	58
Total commercial loans	105	191	97
Real estate — residential mortgage	372	28	28
Home equity:
Key Community Bank	1,577	87	82
Other	322	9	8
Total home equity loans	1,899	96	90
Consumer other — Key Community Bank	28	1	1
Credit cards	405	3	3
Consumer other:
Marine	251	30	29
Other	34	1	1
Total consumer other	285	31	30
Total consumer loans	2,989	159	152
Total nonperforming TDRs	3,094	350	249

Prior-year accruing (a)
Commercial, financial and agricultural	122	12	6
Commercial real estate:
Real estate — commercial mortgage	4	22	15
Total commercial real estate loans	4	22	15
Total commercial loans	126	34	21
Real estate — residential mortgage	101	10	10
Home equity:
Key Community Bank	76	5	5
Other	84	3	3
Total home equity loans	160	8	8
Consumer other — Key Community Bank	16	—	—
Consumer other:
Marine	117	31	31
Other	43	1	1
Total consumer other	160	32	32
Total consumer loans	437	50	50
Total prior-year accruing TDRs	563	84	71
Total TDRs	3,657	$434	$320

(a)	All TDRs that were restructured prior to January 1, 2012, and are fully accruing.

A further breakdown of restructured loans (TDRs) included in nonperforming loans by loan category as of December 31, 2011, follows:

December 31, 2011 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	13	$71	$39
Commercial real estate:
Real estate — commercial mortgage	15	120	91
Real estate — construction	5	24	11
Total commercial real estate loans	20	144	102
Commercial lease financing	147	18	7
Total commercial loans	180	233	148
Real estate — residential mortgage	90	12	11
Home equity:
Key Community Bank	41	5	5
Other	40	1	1
Total home equity loans	81	6	6
Consumer other — Key Community Bank	7	—	—
Consumer other:
Marine	57	27	26
Other	22	—	—
Total consumer other	79	27	26
Total consumer loans	257	45	43
Total nonperforming TDRs	437	278	191

Prior-year accruing (a)
Commercial, financial and agricultural	1	8	4
Commercial real estate:
Real estate — commercial mortgage	3	31	22
Real estate — construction	3	39	19
Total commercial real estate loans	6	70	41
Commercial lease financing	159	17	13
Total commercial loans	166	95	58
Real estate — residential mortgage	54	6	6
Home equity:
Key Community Bank	62	6	6
Other	71	3	2
Total home equity loans	133	9	8
Consumer other — Key Community Bank	14	—	—
Consumer other:
Marine	102	12	11
Other	31	2	2
Total consumer other	133	14	13
Total consumer loans	334	29	27
Total prior-year accruing TDRs	500	124	85
Total TDRs	937	$402	$276

(a)	All TDRs that were restructured prior to January 1, 2011, and are fully accruing.

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession to the borrower without commensurate financial, structural, or legal consideration. All commercial and consumer loan TDRs, regardless of size, are evaluated for impairment individually to determine the probable loss content and are assigned a specific loan allowance if deemed appropriate. The financial effects of TDRs are reflected in the components that make up the allowance for loan and lease losses in either the amount of a charge-off or the loan loss provision. These components affect the ultimate allowance level. Additional information regarding TDRs for discontinued operations is provided in Note 13 (“Acquisitions and Discontinued Operations”).

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. There were no significant payments defaults during 2012 arising from commercial or consumer loans that were designated as TDRs during 2011.

Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our client’s financial needs. A majority of the concessions we grant to borrowers are in the form of interest rate reductions. Other concession types include forgiveness of principal and other modifications of loan terms. Consumer loan concessions include Home Affordable Modification Program (“HAMP”) loans of approximately $4 million as of December 31, 2012. These loan concessions have successfully completed the required trial period under HAMP and as a result have been permanently modified and are included in consumer TDRs.

As of December 31, 2012, $72 million of performing secured loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower were reclassified as TDRs. Regardless of delinquency status, these loans were transferred at the fair market value of the collateral less selling costs, classified as nonaccrual, and are included in nonperforming loans.

The following table shows the concession types for our commercial accruing and nonaccruing TDRs and other selected financial data.

December 31, dollars in millions	2012	2011
Interest rate reduction	$104	$177
Forgiveness of principal	7	23
Other modification of loan terms	7	8
Total	$118	$208

Total commercial and consumer TDRs (a), (b)	$320	$276
Total commercial TDRs to total commercial loans	.32%	.60%
Total commercial TDRs to total loans	.22	.42
Total commercial loans	$36,880	$34,782
Total loans	52,822	49,575

(a)	Commitments outstanding to lend additional funds to borrowers whose terms have been modified in TDRs are $32 million and $25 million at December 31, 2012, and December 31, 2011, respectively.

(b)	Concession types for consumer accruing and nonaccruing TDRs consisted primarily of interest rate reductions of $121 million and $62 million in 2012 and 2011, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans.” Pursuant to regulatory guidance issued in January 2012, the above-mentioned policy for nonperforming loans was revised effective for the second quarter of 2012. Beginning in the second quarter of 2012, any second lien home equity loan with an associated first lien that is 120 days or more past due or in foreclosure or for which the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan. This policy was implemented prospectively, and, therefore, prior periods were not presented. Credit card loans on which payments are past due for 90 days are placed on nonaccrual status.

At December 31, 2012, approximately $51.6 billion, or 97.8%, of our total loans are current. At December 31, 2012, total past due loans and nonperforming loans of $1.2 billion represent approximately 2.2% of total loans.

The following aging analysis as of December 31, 2012, and 2011, of past due and current loans provides further information regarding Key’s credit exposure.

December 31, 2012 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans (a)	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$23,030	$56	$34	$22	$99	$211	$1	$23,242
Commercial real estate:
Commercial mortgage	7,556	21	11	9	120	161	3	7,720
Construction	943	1	2	1	56	60	—	1,003
Total commercial real estate loans	8,499	22	13	10	176	221	3	8,723

Commercial lease financing	4,772	88	31	8	16	143	—	4,915
Total commercial loans	$36,301	$166	$78	$40	$291	$575	$4	$36,880

Real estate — residential mortgage	$2,023	$16	$10	$6	$103	$135	$16	$2,174
Home equity:
Key Community Bank	9,506	54	26	17	210	307	3	9,816
Other	387	9	4	2	21	36	—	423
Total home equity loans	9,893	63	30	19	231	343	3	10,239

Consumer other — Key Community Bank	1,325	9	5	8	2	24	—	1,349
Credit cards	706	7	5	—	11	23	—	729
Consumer other:
Marine	1,288	23	9	4	34	70	—	1,358
Other	87	2	1	1	2	6	—	93
Total consumer other	1,375	25	10	5	36	76	—	1,451
Total consumer loans	$15,322	$120	$60	$38	$383	$601	$19	$15,942

Total loans	$51,623	$286	$138	$78	$674	$1,176	$23	$52,822

(a)	Includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in updated regulatory guidance issued in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

December 31, 2011 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$19,517	$25	$17	$12	$188	$242	$19,759
Commercial real estate:
Commercial mortgage	7,680	57	18	64	218	357	8,037
Construction	1,225	6	1	26	54	87	1,312
Total commercial real estate loans	8,905	63	19	90	272	444	9,349

Commercial lease financing	5,539	71	21	16	27	135	5,674
Total commercial loans	$33,961	$159	$57	$118	$487	$821	$34,782

Real estate — residential mortgage	$1,816	$21	$13	$9	$87	$130	$1,946
Home equity:
Key Community Bank	9,004	64	34	19	108	225	9,229
Other	497	14	8	4	12	38	535
Total home equity loans	9,501	78	42	23	120	263	9,764

Consumer other — Key Community Bank	1,168	9	6	8	1	24	1,192
Consumer other:
Marine	1,678	37	15	5	31	88	1,766
Other	119	2	2	1	1	6	125
Total consumer other	1,797	39	17	6	32	94	1,891
Total consumer loans	$14,282	$147	$78	$46	$240	$511	$14,793

Total loans	$48,243	$306	$135	$164	$727	$1,332	$49,575

The prevalent risk characteristic for both commercial and consumer loans is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Evaluation of this risk is stratified and monitored by the assigned loan risk rating grades for the commercial loan portfolios and the regulatory risk ratings assigned for the consumer loan portfolios. This risk rating stratification assists in the determination of the ALLL. Loan grades are assigned at the time of origination, verified by credit risk management, and periodically reevaluated thereafter.

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $23 million of PCI loans at December 31, 2012, based on bond rating, regulatory classification and payment activity as of December 31, 2012, and 2011 are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

December 31, in millions
	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b) (c)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
AAA — AA	$200	$121	$1	$3	$1	$3	$554	$650	$756	$777
A	607	885	77	61	1	3	978	1,159	1,663	2,108
BBB — BB	20,834	16,728	6,549	6,061	783	784	3,118	3,431	31,284	27,004
B	787	803	456	622	20	185	175	252	1,438	1,862
CCC — C	813	1,222	634	1,290	198	337	90	182	1,735	3,031
Total	$23,241	$19,759	$7,717	$8,037	$1,003	$1,312	$4,915	$5,674	$36,876	$34,782

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.

(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a) (b)

December 31, in millions
	Residential — Prime
GRADE	2012	2011
Pass	$12,035	$11,471
Substandard	359	239
Total	$12,394	$11,710

Credit Risk Profile Based on Payment Activity (a) (b)

December 31, in millions	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Performing	$1,347	$1,191	$718	—	$1,324	$1,735	$91	$124	$3,480	$3,050
Nonperforming	2	1	11	—	34	31	2	1	49	33
Total	$1,349	$1,192	$729	—	$1,358	$1,766	$93	$125	$3,529	$3,083

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans. Beginning the second quarter of 2012, any second lien home equity loan with an associated first lien that is 120 days or more past due or in foreclosure or for which the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan in accordance with regulatory guidance issued in January 2012.

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” We apply expected loss rates to existing loans with similar risk characteristics as noted in the credit quality indicator table above and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at December 31, 2012, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

Although quantitative modeling factors such as default probability and expected recovery rates are constantly changing as the financial strength of the borrower and overall economic conditions change, there have been no changes to the accounting policies or methodology we used to estimate the ALLL.

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

At December 31, 2012, the ALLL was $888 million, or 1.68% of loans, compared to $1.0 billion, or 2.03% of loans, at December 31, 2011. At December 31, 2012, the ALLL was 131.75% of nonperforming loans, compared to 138.10% at December 31, 2011.

A summary of the allowance for loan and lease losses at the end of the past three years is presented in the table below:

in millions	2012	2011	2010
Balance at beginning of period — continuing operations	$1,004	$1,604	$2,534
Charge-offs	(508)	(715)	(1,822)
Recoveries	163	174	252
Net loans and leases charged off	(345)	(541)	(1,570)
Provision for loan and lease losses from continuing operations	229	(60)	638
Foreign currency translation adjustment	—	1	2
Balance at end of period — continuing operations	$888	$1,004	$1,604

The changes in the ALLL by loan category for the periods indicated are as follows:

	December 31,				December 31,
in millions	2011	Provision	Charge-offs	Recoveries	2012
Commercial, financial and agricultural	$334	$10	$(80)	$63	$327
Real estate — commercial mortgage	272	5	(102)	23	198
Real estate — construction	63	(3)	(24)	5	41
Commercial lease financing	78	(18)	(27)	22	55
Total commercial loans	747	(6)	(233)	113	621
Real estate — residential mortgage	37	17	(27)	3	30
Home equity:
Key Community Bank	103	90	(99)	11	105
Other	29	26	(35)	5	25
Total home equity loans	132	116	(134)	16	130
Consumer other — Key Community Bank	41	29	(38)	6	38
Credit cards	—	37	(11)	—	26
Consumer other:
Marine	46	30	(59)	22	39
Other	1	6	(6)	3	4
Total consumer other:	47	36	(65)	25	43
Total consumer loans	257	235	(275)	50	267
Total ALLL — continuing operations	1,004	229	(508)	163	888
Discontinued operations	104	9	(75)	17	55
Total ALLL — including discontinued operations	$1,108	$238	$(583)	$180	$943

	December 31,					December 31,
in millions	2010	Provision		Charge-offs	Recoveries	2011
Commercial, financial and agricultural	$485	$(32)		$(169)	$50	$334
Real estate — commercial mortgage	416	(41)		(113)	10	272
Real estate — construction	145	(26)		(83)	27	63
Commercial lease financing	175	(80)		(42)	25	78
Total commercial loans	1,221	(179)		(407)	112	747
Real estate — residential mortgage	49	14		(29)	3	37
Home equity:
Key Community Bank	120	72		(100)	11	103
Other	57	13		(45)	4	29
Total home equity loans	177	85		(145)	15	132
Consumer other — Key Community Bank	57	21		(45)	8	41
Consumer other:
Marine	89	5		(80)	32	46
Other	11	(5)		(9)	4	1
Total consumer other:	100	—		(89)	36	47
Total consumer loans	383	120		(308)	62	257
Total ALLL — continuing operations	1,604	(59	)(a)	(715)	174	1,004
Discontinued operations	114	113		(138)	15	104
Total ALLL — including discontinued operations	$1,718	$54		$(853)	$189	$1,108

(a)	Includes $1 million of foreign currency translation adjustment.

Our ALLL decreased by $116 million, or 12%, since 2011. This contraction was associated with the improvement in credit quality of our loan portfolios, which has trended more favorably over the past four quarters. Our asset quality metrics have shown continued improvement resulting in favorable risk rating migration and a reduction in our general allowance. Our general allowance encompasses the application of expected loss rates to our existing loans with similar risk characteristics and an assessment of factors such as changes in economic conditions and changes in credit policies or underwriting standards. Our delinquency trends showed continued improvement during both 2011 and 2012. We attribute this improvement to a more moderate level of lending activity, more favorable conditions in the capital markets, improvement in client income statements, and continued run off in our exit loan portfolio.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $411 million, with a corresponding allowance of $35 million at December 31, 2012. Loans outstanding collectively evaluated for impairment totaled $52.4 billion, with a corresponding allowance of $852 million at December 31, 2012. At December 31, 2012, PCI loans evaluated for impairment totaled $23 million, with a corresponding allowance of $1 million. The provision for loan and lease losses on these PCI loans was $1 million during the quarter ended December 31, 2012.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2012, follows:

	Allowance			Outstanding
December 31, 2012 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired
Commercial, financial and agricultural	$12	$314	—	$23,242		$65	$23,176	$1
Commercial real estate:
Commercial mortgage	1	198	—	7,720		96	7,621	3
Construction	—	41	—	1,003		48	955	—
Total commercial real estate loans	1	239	—	8,723		144	8,576	3
Commercial lease financing	—	55	—	4,915		—	4,915	—
Total commercial loans	13	608	—	36,880		209	36,667	4
Real estate — residential mortgage	1	29	$1	2,174		38	2,120	16
Home equity:
Key Community Bank	11	94	—	9,816		87	9,726	3
Other	1	24	—	423		12	411	—
Total home equity loans	12	118	—	10,239		99	10,137	3
Consumer other — Key Community Bank	2	36	—	1,349		2	1,347	—
Credit cards	—	26	—	729		2	727	—
Consumer other:
Marine	7	32	—	1,358		60	1,298	—
Other	—	3	—	93		1	92	—
Total consumer other	7	35	—	1,451		61	1,390	—
Total consumer loans	22	244	1	15,942		202	15,721	19
Total ALLL — continuing operations	35	852	1	52,822		411	52,388	23
Discontinued operations	—	55	—	5,201	(a)	3	5,198	—
Total ALLL — including discontinued operations	$35	$907	$1	$58,023		$414	$57,586	$23

(a)	Amount includes $2.5 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2011, follows:

	Allowance (a)		Outstanding (a)
December 31, 2011 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial, financial and agricultural	$26	$308	$19,759		$150	$19,609
Commercial real estate:
Commercial mortgage	21	251	8,037		196	7,841
Construction	4	59	1,312		42	1,270
Total commercial real estate loans	25	310	9,349		238	9,111
Commercial lease financing	—	78	5,674		—	5,674
Total commercial loans	51	696	34,782		388	34,394
Real estate — residential mortgage	—	37	1,946		—	1,946
Home equity:
Key Community Bank	—	103	9,229		—	9,229
Other	—	29	535		—	535
Total home equity loans	—	132	9,764		—	9,764
Consumer other — Key Community Bank	—	41	1,192		—	1,192
Consumer other:
Marine	—	46	1,766		—	1,766
Other	—	1	125		—	125
Total consumer other	—	47	1,891		—	1,891
Total consumer loans	—	257	14,793		—	14,793
Total ALLL — continuing operations	51	953	49,575		388	49,187
Discontinued operations	—	104	5,812	(b)	—	5,812
Total ALLL — including discontinued operations	$51	$1,057	$55,387		$388	$54,999

(a)	There were no PCI loans at December 31, 2011.

(b)	Amount includes $2.8 billion of loans carried at fair value that are excluded from ALLL considerations.

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has decreased by $16 million since 2011 to $29 million at December 31, 2012. When combined with our ALLL, our total allowance for credit losses represented 1.74% of loans at December 31, 2012, compared to 2.12% at December 31, 2011.

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

in millions	2012	2011	2010
Balance at beginning of period	$45	$73	$121
Provision (credit) for losses on lending-related commitments	(16)	(28)	(48)
Balance at end of period	$29	$45	$73

6. Fair Value Measurements

Fair Value Determination

As defined in the applicable accounting guidance, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants in our principal market. We have established and documented our process for determining the fair values of our assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using valuation models or third-party pricing services. Both of these approaches rely on market-based parameters, when available, such as interest rate yield curves, option volatilities, and credit spreads, or unobservable inputs. Market-based parameters include interest rate yield curves, option volatilities, and credit spreads. Unobservable inputs may be based on our judgment, assumptions, and estimates related to credit quality, liquidity, interest rates, and other relevant inputs.

Valuation adjustments, such as those pertaining to counterparty and our own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value. Credit valuation adjustments are made when market pricing does not accurately reflect the counterparty’s or our own credit quality. We make liquidity valuation adjustments to the fair value of certain assets to reflect the uncertainty in the pricing and trading of the instruments when we are unable to observe recent market transactions for identical or similar instruments. Liquidity valuation adjustments are based on the following factors:

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

We recognize transfers between levels of the fair value hierarchy at the end of the reporting period. Quarterly, we review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies if more market-based data becomes available. The Fair Value Committee, which is governed by ALCO, oversees the valuation process for all lines of business and support areas, as applicable. Various Working Groups that report to the Fair Value Committee analyze and approve the valuation methodologies used to fair value assets and liabilities managed within specific areas. The Working Groups are discussed in more detail in the qualitative disclosures within this footnote and in Note 13 (“Acquisitions and Discontinued Operations”). Formal documentation of the fair valuation methodologies is prepared by the lines of business and support areas as appropriate. The documentation details the asset or liability class and related general ledger accounts, valuation techniques, fair value hierarchy level, market participants, accounting methods, valuation methodology, group responsible for valuations, and valuation inputs.

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

¿

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. In such cases, we use internal models based on certain assumptions to determine fair value. Level 3 instruments consist of certain commercial mortgage-backed securities. Our Real Estate Capital line of business is responsible for the valuation process for these commercial mortgage-backed securities, which is conducted on a quarterly basis. The methodology incorporates a loan-by-loan credit review in combination with discounting the risk-adjusted bond cash flows. A detailed credit review of the underlying loans involves a screening process using a multitude of filters to identify the highest risk loans associated with these commercial mortgage-backed securities. Each of the highest risk loans identified is re-underwritten and loan specific defaults and recoveries are assigned. A matrix approach is used to assign an expected default and recovery percentage for the loans that are not individually re-underwritten. Bond classes will then be run through a discounted cash flow analysis, taking into account the expected default and recovery percentages as well as discount rates developed by our Finance area. Inputs for the Level 3 internal models include expected cash flows from the underlying loans, which take into account expected default and recovery percentages, market research, and discount rates commensurate with current market conditions. Changes in the credit quality of the underlying loans or market discount rate would impact the value of the bonds. An increase in the underlying loan credit quality or decrease in the market discount rate would positively impact the bond value. A decrease in the underlying loan credit quality or increase in the market discount rate would negatively impact the bond value.

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

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of our indirect investments and related unfunded commitments at December 31, 2012:

December 31, 2012 in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Passive funds (a)	$18	$1
Co-managed funds (b)	23	3
Total	$41	$4

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to seven years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of two to five years.

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

Each investment is adjusted to fair value with any net realized or unrealized gain/loss recorded in the current period’s earnings. This process is a coordinated and documented effort by the Principal Investing Entities Deal Team (comprising individuals from one of the independent investment managers noted above), the Key Principal Partners (“KPP”) Controller and certain members of the KPP Controller’s staff, a member of Key’s senior management team, and the Investment Committee (comprising individuals from Key and one of the independent investment managers). This process involves an in-depth review of the condition of each investment depending on the type of investment.

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

Valuations of equity instruments of private companies, which are prepared on a quarterly basis, are based on current market conditions and the current financial status of each company. A valuation analysis is performed to value each investment that is reviewed by the Principal Investing Entities Deal Team Member as well as reviewed and approved by the Chief Administrative Officer of one of the independent investment managers. Significant unobservable inputs used in these valuations include adequacy of the company’s cash flows from operations, any significant change in the company’s performance since the prior valuation, and any significant equity issuances by the company. Equity instruments of public companies are valued using quoted prices in an active market for the identical security. If the instrument is restricted, the fair value is determined considering the number of shares traded daily, the number of the company’s total restricted shares, and price volatility.

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

The fair value of our indirect investments and related unfunded commitments at December 31, 2012, was $436 million and $94 million, respectively. Our indirect investments consist of buyout, venture capital, and fund of funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to ten years.

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

Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment in the form of a default reserve. The credit component is determined by individual counterparty based on the probability of default, and considers master netting and collateral agreements. The default reserve is classified as Level 3. Our Market Risk Management group is responsible for the valuation policies and procedure related to this default reserve. A weekly reconciliation process is performed to ensure that all applicable derivative positions are covered in the calculation, which includes transmitting customer exposures and reserve reports to trading management, derivative traders and marketers, derivatives middle office, and corporate accounting personnel. On a quarterly basis, Market Risk Management prepares the reserve calculation. A detailed reserve comparison with the previous quarter, an analysis for change in reserve, and a reserve forecast are provided by Market Risk Management to ensure that the default reserve recorded at period end is sufficient.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at December 31, 2012, and 2011.

December 31, 2012 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$271	—	$271
Trading account assets:
U.S. Treasury, agencies and corporations	—	383	—	383
States and political subdivisions	—	21	$3	24
Collateralized mortgage obligations	—	8	—	8
Other mortgage-backed securities	—	4	—	4
Other securities	$2	175	—	177
Total trading account securities	2	591	3	596
Commercial loans	—	9	—	9
Total trading account assets	2	600	3	605
Securities available for sale:
States and political subdivisions	—	49	—	49
Collateralized mortgage obligations	—	11,464	—	11,464
Other mortgage-backed securities	—	538	—	538
Other securities	43	—	—	43
Total securities available for sale	43	12,051	—	12,094
Other investments:
Principal investments:
Direct	—	—	191	191
Indirect	—	—	436	436
Total principal investments	—	—	627	627
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	41	41
Total equity and mezzanine investments	—	—	41	41
Total other investments	—	—	668	668
Derivative assets:
Interest rate	—	1,705	19	1,724
Foreign exchange	54	21	—	75
Energy and commodity	—	154	2	156
Credit	—	3	5	8
Equity	—	—	—	—
Derivative assets	54	1,883	26	1,963
Netting adjustments (a)	—	—	—	(1,270)
Total derivative assets	54	1,883	26	693
Accrued income and other assets	—	3	—	3
Total assets on a recurring basis at fair value	$99	$14,808	$697	$14,334

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$228	—	$228
Bank notes and other short-term borrowings:
Short positions	—	287	—	287
Derivative liabilities:
Interest rate	—	1,152	—	1,152
Foreign exchange	$55	20	—	75
Energy and commodity	—	149	$1	150
Credit	—	9	1	10
Equity	—	—	—	—
Derivative liabilities	55	1,330	2	1,387
Netting adjustments (a)	—	—	—	(803)
Total derivative liabilities	55	1,330	2	584
Accrued expense and other liabilities	—	49	—	49
Total liabilities on a recurring basis at fair value	$55	$1,894	$2	$1,148

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2011 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$236	—	$236
Trading account assets:
U.S. Treasury, agencies and corporations	—	353	—	353
States and political subdivisions	—	81	—	81
Collateralized mortgage obligations	—	19	—	19
Other mortgage-backed securities	—	27	$35	62
Other securities	$79	29	—	108
Total trading account securities	79	509	35	623
Commercial loans	—	—	—	—
Total trading account assets	79	509	35	623
Securities available for sale:
States and political subdivisions	—	63	—	63
Collateralized mortgage obligations	—	15,162	—	15,162
Other mortgage-backed securities	—	778	—	778
Other securities	9	—	—	9
Total securities available for sale	9	16,003	—	16,012
Other investments:
Principal investments:
Direct	11	—	225	236
Indirect	—	—	473	473
Total principal investments	11	—	698	709
Equity and mezzanine investments:
Direct	—	—	15	15
Indirect	—	—	36	36
Total equity and mezzanine investments	—	—	51	51
Total other investments	11	—	749	760
Derivative assets:
Interest rate	—	1,915	38	1,953
Foreign exchange	86	65	—	151
Energy and commodity	—	253	—	253
Credit	—	30	7	37
Equity	—	3	—	3
Derivative assets	86	2,266	45	2,397
Netting adjustments (a)	—	—	—	(1,452)
Total derivative assets	86	2,266	45	945
Accrued income and other assets	7	105	—	112
Total assets on a recurring basis at fair value	$192	$19,119	$829	$18,688

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$292	—	$292
Bank notes and other short-term borrowings:
Short positions	—	337	—	337
Derivative liabilities:
Interest rate	—	1,398	—	1,398
Foreign exchange	$79	209	—	288
Energy and commodity	—	252	$1	253
Credit	—	34	28	62
Equity	—	3	—	3
Derivative liabilities	79	1,896	29	2,004
Netting adjustments (a)	—	—	—	(978)
Total derivative liabilities	79	1,896	29	1,026
Accrued expense and other liabilities	23	22	—	45
Total liabilities on a recurring basis at fair value	$102	$2,547	$29	$1,700

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the years ended December 31, 2012, and 2011. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

	Trading Account Assets						Other Investments												Derivative Instruments							(a)
	Other Mortgage- Backed Securities			Other Securities			Principal Investments						Equity and Mezzanine Investments						Interest Rate			Energy and Commodity			Credit
in millions							Direct			Indirect			Direct			Indirect
Balance at December 31, 2010	$1			$21			$372			$526			$20			$30			$75			$1			$11
Gains (losses) included in earnings	—	(b	)	2	(b	)	(2)	(c	)	70	(c	)	20	(c	)	—	(c	)	53	(b	)	(1)	(b	)	(40)	(b	)
Purchases	—			—			39			66			—			14			12			(1)			—
Sales	—			—			(52)			(80)			—			—			(44)			—			(1)
Issuances	—			—			—			—			—			—			—			—			—
Settlements	—			(23)			—			—			(25)			(5)			—			—			9
Transfers into Level 3	34	(d	)	—			—			—			—			—			13	(d	)	—			—
Transfers out of Level 3	—			—			(132)	(e	)	(109)	(e	)	—			(3)	(d	)	(71)	(d	)	—			—
Balance at December 31, 2011	$35			—			$225			$473			$15			$36			$38			$(1)			$(21)
Gains (losses) included in earnings	1	(b	)	$3	(b	)	11	(c	)	52	(c	)	2	(c	)	8	(c	)	(5)	(b	)	1	(b	)	(13)	(b	)
Purchases	—			—			12			34			—			4			2			(1)			—
Sales	(32)			(7)			(57)			(123)			—			—			(7)			—			—
Issuances	—			—			—			—			—			—			—			—			—
Settlements	—			(50)			—			—			(17)			(7)			—			—			38
Transfers into Level 3	—			57	(d	), (f)	—			—			—			—			8	(d	)	2	(d	)	—
Transfers out of Level 3	(4)	(d	)	—			—			—			—			—			(17)	(d	)	—			—
Balance at December 31, 2012	—			$3			$191			$436			—			$41			$19			$1			$4

Unrealized gains (losses) included in 2011 earnings	—	(b	)	$2	(b	)	$11	(c	)	$45	(c	)	$38	(c	)	$(3)	(c	)	—	(b	)	—	(b	)	—	(b	)
Unrealized gains (losses) included in 2012 earnings	—	(b	)	$4	(b	)	$14	(c	)	$5	(c	)	$10	(c	)	$8	(c	)	—	(b	)	—	(b	)	—	(b	)

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets and derivative instruments are reported in “investment banking and capital markets income (loss)” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized gains and losses on private equity and mezzanine investments are reported in “investment banking and capital markets income (loss)” on the income statement.

(d)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(e)	Transfers out of Level 3 for principal investments represent investments that were deconsolidated during the second quarter of 2011 when employees who managed our various principal investments left Key and formed two independent entities that will serve as investment managers of these investments.

(f)	Transfers from Level 2 to Level 3 were the result of decreased observable market activity for the securities.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2012, and 2011:

	December 31, 2012				December 31, 2011
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$25	$25	—	—	$149	$149
Loans held for sale (a)	—	—	9	9	—	—	15	15
Accrued income and other assets	—	$2	20	22	—	$19	25	44
Total assets on a nonrecurring basis at fair value	—	$2	$54	$56	—	$19	$189	$208

(a)	During 2012, we transferred $17 million of commercial and consumer loans and leases from held-for-sale status to the held-to-maturity portfolio at their current fair value.

Impaired loans.  We typically adjust the carrying amount of our impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral, or the loan’s observable market price. Impaired loans with a specifically allocated allowance based on cash flow analysis or the value of the underlying collateral are classified as Level 3 assets, while those with a specifically allocated allowance based on an observable market price that reflects recent sale transactions for similar loans and collateral are classified as Level 2.

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

Loans held for sale.  Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determined that adjustments were necessary to record some of the portfolios at the lower of cost or fair value in accordance with GAAP. Loans held for sale portfolios adjusted to fair value totaled $9 million at December 31, 2012, and $15 million at December 31, 2011.

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

Direct financing leases and operating lease assets held for sale.  Our Key Equipment Finance (KEF) Accounting and Capital Markets groups are responsible for the valuation policies and procedures related to these assets. The Managing Director of the KEF Capital Markets group reports to the President of our Equipment Finance line of business. A weekly report is distributed to both groups that lists all Equipment Finance deals booked in the warehouse portfolio. On a quarterly basis, the KEF Accounting group prepares a detailed held-for-sale roll-forward schedule that is reconciled to the general ledger and the above mentioned weekly report. KEF management uses the held-for-sale roll-forward schedule to determine if an impairment adjustment is necessary in accordance with lower of cost or fair value guidelines.

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

Goodwill and other intangible assets.  On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of the goodwill and other intangible assets assigned to Key Community Bank and Key Corporate Bank. We also perform an annual impairment test for goodwill. New accounting guidance that permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required became effective for us on January 1, 2012. We did not choose to utilize this qualitative assessment in our annual goodwill impairment testing performed during the fourth quarter of 2012. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally.

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

The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions. Accordingly, these assets are classified as Level 3. Our lines of business, with oversight from our Accounting group, are responsible for routinely, at least quarterly, assessing whether impairment indicators are present. All indicators that signal impairment may exist are appropriately considered in this analysis. An impairment loss is only recognized for a held and used long lived asset if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value.

Our primary assumptions include attrition rates, alternative costs of funds and rates paid on deposits. For additional information on the results of other intangible assets impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”).

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

¿

Commercial Real Estate Valuation Process: When a loan is reclassified from loan status to OREO because we took possession of the collateral, the Asset Recovery Group Loan Officer, in consultation with our OREO group, obtains a broker price opinion or a third-party appraisal, which is used to establish the fair value of the underlying collateral. The determined fair value of the underlying collateral less estimated selling costs becomes the carrying value of the OREO asset. In addition to valuations from independent third party sources, our OREO group also writes down the carrying balance of OREO assets once a bona fide offer is contractually accepted, through execution of a Purchase and Sale Agreement, where the accepted price is lower than the current balance of the particular OREO asset. The fair value of OREO property is re-evaluated every 90 days and the OREO asset is adjusted as necessary.

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

Mortgage servicing assets are valued based on inputs such as prepayment speeds, earn rates, credit default rates, discount rates and servicing advances. We classify these assets as Level 3. Additional information regarding the valuation of mortgage servicing assets is provided in Note 9 (“Mortgage Servicing Assets”).

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at December 31, 2012, along with the valuation techniques used, are shown in the following table:

December 31, 2012 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$181	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.50 - 6.00% (5.90%	)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.00 - 8.50% (4.50%	)
			Revenue multiple (where applicable)	0.30 - 5.70% (1.00%	)
Nonrecurring
Impaired loans	25	Fair value of underlying collateral	Discount	0.00 - 100.00% (45.00%	)
Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	9.70 - 14.20 (11.25)
			Equity multiple of peers	.95 - 1.17 (1.09)
			Control premium	N/A (30.00%	)
			Weighted-average cost of capital	N/A (13.00%	)
Mortgage servicing assets	238	Discounted cash flow	Prepayment speed	0.00 - 25.00% (8.60%	)
			Expected credit losses	1.00 - 3.00% (2.40%	)
			Residual cash flows discount rate	7.00 - 15.00% (9.00%	)
			Value assigned to escrow funds	0.24 - 2.56% (1.50%	)
			Servicing cost	916 - 16,604 (2,483)
			Loan assumption rate	0.00 - 3.00% (2.32%	)
			Percentage late	0.00 - 2.00% (0.22%	)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments at December 31, 2012, along with the related carrying amounts and fair values at December 31, 2012, and 2011, are shown in the following table.

	December 31, 2012							December 31, 2011
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total	Carrying Amount	Fair Value
ASSETS
Cash and short-term investments (a)	$4,525	$ 4,254	$ 271	—	—		$4,525	$4,213	$4,213
Trading account assets (e)	605	2	600	$3	—		605	623	623
Securities available for sale (e)	12,094	43	12,051	—	—		12,094	16,012	16,012
Held-to-maturity securities (b)	3,931	—	3,992	—	—		3,992	2,109	2,133
Other investments (e)	1,064	—	396	668	—		1,064	1,163	1,163
Loans, net of allowance (c)	51,934	—	—	51,046	—		51,046	48,571	47,561
Loans held for sale (e)	599	—	—	599	—		599	728	728
Mortgage servicing assets (d)	204	—	—	238	—		238	173	245
Derivative assets (e)	693	54	1,883	26	$(1,270	) (f)	693	945	945

LIABILITIES
Deposits with no stated maturity (a)	$58,132	—	$58,132	—	—		$58,132	$51,014	$51,014
Time deposits (d)	7,861	$408	7,612	—	—		8,020	10,942	11,253
Short-term borrowings (a)	1,896	—	1,896	—	—		1,896	2,048	2,048
Long-term debt (d)	6,847	2,807	4,585	—	—		7,392	9,520	9,792
Derivative liabilities (e)	584	54	1,331	$2	$(803	) (f)	584	1,026	1,026

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of mortgage servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.

(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2011 and 2012, the fair values of our loan portfolios improved, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change significantly. If a nonexit price methodology were used for valuing our loan portfolio for continuing operations, it would result in a premium of .3%. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business.  The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans held for sale (prior to the second quarter of 2011), all of which are outside the trusts. The fair value of loans held for sale was identical to the aggregate carrying amount of the loans. All of these loans were excluded from the table above as follows:

¿	Loans at carrying value, net of allowance, of $2.6 billion ($2.3 billion at fair value) at December 31, 2012, and $2.9 billion ($2.5 billion at fair value) at December 31, 2011;

¿	Portfolio loans at fair value of $157 million at December 31, 2012, and $76 million at December 31, 2011;

¿	There were no loans held for sale at December 31, 2012, or December 31, 2011; and

¿	Loans in the trusts at fair value of $2.4 billion at December 31, 2012, and $2.7 billion at December 31, 2011.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $2.2 billion in fair value at December 31, 2012, and $2.5 billion in fair value at December 31, 2011, are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans.  Residential real estate mortgage loans with carrying amounts of $2.2 billion at December 31, 2012, and $1.9 billion at December 31, 2011 are included in “Loans, net of allowance” in the above table.

Short-term financial instruments.  For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.

7. Securities

The amortized cost, unrealized gains and losses, and fair value of our securities available for sale and held-to-maturity securities are presented in the following table. Gross unrealized gains and losses represent the difference between the amortized cost and the fair value of securities on the balance sheet as of the dates indicated. Accordingly, the amount of these gains and losses may change in the future as market conditions change. For more information about our securities available for sale and held-to-maturity securities and the related accounting policies, see Note 1 (“Summary of Significant Accounting Policies”).

	2012				2011
December 31, in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$47	$2	—	$49	$60	$3	—	$63
Collateralized mortgage obligations	11,148	316	—	11,464	14,707	455	—	15,162
Other mortgage-backed securities	491	47	—	538	715	63	—	778
Other securities	42	1	—	43	8	1	—	9
Total securities available for sale	$11,728	$366	—	$12,094	$15,490	$522	—	$16,012

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$3,913	$61	—	$3,974	$2,091	$24	—	$2,115
Other securities	18	—	—	18	18	—	—	18
Total held-to-maturity securities	$3,931	$61	—	$3,992	$2,109	$24	—	$2,133

The following table summarizes our securities that were in an unrealized loss position as of December 31, 2012, and 2011.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer			Total
in millions	Fair Value	Gross Unrealized Losses (a)	Fair Value		Gross Unrealized Losses (a)	Fair Value		Gross Unrealized Losses (a)
December 31, 2012
Securities available for sale:
Other securities	$31	—	$ 3		—	$34		—
Total temporarily impaired securities	$31	—	$ 3		—	$34		—

December 31, 2011
Securities available for sale:
Collateralized mortgage obligations	$1	—		—	—	$1		—
Other securities	3	—		—	—		3	—
Total temporarily impaired securities	$4	—		—	—	$4		—

(a)	There were less than $1 million of gross unrealized losses for the years ended December 31, 2012, and 2011.

One fixed-rate collateralized mortgage obligation that was invested in as part of our overall A/LM strategy had a gross unrealized loss at December 31, 2012, which was not material. Since this security has a fixed interest rate, its fair value is sensitive to movements in market interest rates. This unrealized loss is considered temporary since we expect to collect all contractually due amounts from the security. Accordingly, this investment has been reduced to its fair value through OCI, not earnings. This security has a weighted-average maturity of 0.1 years at December 31, 2012.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended December 31, 2012.

Three months ended December 31, 2012

in millions
Balance at September 30, 2012	$4
Impairment recognized in earnings	—
Balance at December 31, 2012	$4

Realized gains and losses related to securities available for sale were as follows:

Year ended December 31,

in millions	2012	2011	2010
Realized gains	—	$23	$19
Realized losses	—	22	5
Net securities gains (losses)	—	$1	$14

At December 31, 2012, securities available for sale and held-to-maturity securities totaling $11.6 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2012 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,253	$1,272	$9	$9
Due after one through five years	10,426	10,769	3,922	3,983
Due after five through ten years	46	49	—	—
Due after ten years	3	4	—	—
Total	$11,728	$12,094	$3,931	$3,992

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

At December 31, 2012, after taking into account the effects of bilateral collateral and master netting agreements, we had $160 million of derivative assets and a positive $91 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely due to contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $533 million and derivative liabilities of $675 million that were not designated as hedging instruments.

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

We designate certain “receive fixed/pay variable” interest rate swaps as fair value hedges. These contracts convert certain fixed-rate long-term debt into variable-rate obligations, thereby modifying our exposure to changes in interest rates. As a result, we receive fixed-rate interest payments in exchange for making variable-rate payments over the lives of the contracts without exchanging the notional amounts.

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

We use foreign currency swap transactions to hedge the foreign currency exposure of our net investment in various foreign Equipment Finance entities. These entities are denominated in a non-U.S. currency. These swaps are designated as net investment hedges to mitigate the exposure of measuring the net investment at the spot foreign exchange rate.

The derivatives used for managing foreign currency exchange risk are cross currency swaps. During 2011 and prior years, Key had outstanding issuances of medium-term notes that were denominated in foreign currencies. The notes were subject to translation risk, which represented the possibility that the fair value of the foreign-denominated debt would change based on movement of the underlying foreign currency spot rate. It has been our practice to hedge against potential fair value volatility caused by changes in foreign currency exchange rates and interest rates. The hedge converted the notes to a variable-rate U.S. currency-denominated debt, which was designated as a fair value hedge of foreign currency exchange risk. As of December 31, 2012, Key has no debt being hedged in this manner.

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2012, was not significant.

Like other financial services institutions, we originate loans and extend credit, both of which expose us to credit risk. We actively manage our overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate portfolio credit risk. Purchasing credit credit default swaps enables us to transfer to a third party a portion of the credit risk associated with a particular extension of credit. We may also sell credit derivatives to offset our purchased credit default swap position prior to maturity. Although we use credit default swaps for risk management purposes, they are not treated as hedging instruments.

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

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross basis as of December 31, 2012, and 2011. The change in the notional amounts of these derivatives by type from December 31, 2011, to December 31, 2012, indicates the volume of our derivative transaction activity during 2012. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	2012			2011
		Fair Value			Fair Value
December 31, in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$19,085	$579	$30	$15,067	$589	$27
Foreign exchange	196	—	7	554	—	147
Total	19,281	579	37	15,621	589	174
Derivatives not designated as hedging instruments:
Interest rate	51,633	1,144	1,122	48,537	1,364	1,371
Foreign exchange	5,025	75	68	5,549	151	141
Energy and commodity	1,688	156	150	1,610	253	253
Credit	955	9	10	3,210	37	62
Equity	7	—	—	17	3	3
Total	59,308	1,384	1,350	58,923	1,808	1,830
Netting adjustments (a)	—	(1,270)	(803)	—	(1,452)	(978)
Total derivatives	$78,589	$693	$584	$74,544	$945	$1,026

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

Fair value hedges.  Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During 2012, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of December 31, 2012.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the years ended December 31, 2012, and 2011, and where they are recorded on the income statement.

	Year ended December 31, 2012
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(52)	Long-term debt	Other income	$45	(a	)
Interest rate	Interest expense – Long-term debt	155
Foreign exchange	Other income	5	Long-term debt	Other income	(6)	(a	)
Foreign exchange	Interest expense – Long-term debt	1	Long-term debt	Interest expense – Long-term debt	(1)	(b	)
Total		$109			$38

	Year ended December 31, 2011
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$163	Long-term debt	Other income	$(158)	(a)
Interest rate	Interest expense – Long-term debt	220
Foreign exchange	Other income	(46)	Long-term debt	Other income	39	(a)
Foreign exchange	Interest expense – Long-term debt	12	Long-term debt	Interest expense – Long-term debt	(16)	(b)
Total		$349			$(135)

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.

Cash flow hedges.  Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During 2012, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of December 31, 2012.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2012, we would expect to reclassify an estimated $30 million of net losses on derivative instruments from AOCI to income during the next twelve months for our cash flow hedges. In addition, we expect to reclassify approximately $6 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. The maximum length of time over which we hedge forecasted transactions is 16 years.

Net investment hedges.  In May 2012, we entered into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of a foreign subsidiary). At December 31, 2012, AOCI reflected unrecognized after-tax losses totaling $9 million related to cumulative changes in the fair value of our net investment hedge, which offset the unrecognized after-tax gains on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement. However, there was no net investment hedge ineffectiveness as of December 31, 2012. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness while these hedges were outstanding during 2012.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the years ended December 31, 2012 and 2011, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Year ended December 31, 2012
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$105	Interest income – Loans	$66	Other income	—
Interest rate	(6)	Interest expense – Long-term debt	(10)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(14)	Other Income	—	Other income	—
Total	$85		$56		—

	Year ended December 31, 2011
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Interest rate	$72	Interest income – Loans	$51	Other income	—
Interest rate	(46)	Interest expense – Long-term debt	(10)	Other income	—
Interest rate	—	Net gains (losses) from loan sales	—	Other income	—
Total	$26		$41		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2011		2012 Hedging Activity	Reclassification of Gains to Net Income		December 31, 2012
AOCI resulting from cash flow and net investment hedges		$(2)	$55		$(35)	$18

Nonhedging instruments.  Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “investment banking and capital markets income (loss)” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2012, and 2011, and where they are recorded on the income statement.

in millions	2012	2011
NET GAINS (LOSSES) (a)
Interest rate	$22	$19
Foreign exchange	36	42
Energy and commodity	9	4
Credit	(20)	(45)
Total net gains (losses)	$47	$20

(a)	Recorded in “investment banking and capital markets income (loss)” on the income statement.

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $494 million at December 31, 2012, and $486 million at December 31, 2011. The cash collateral netted against derivative liabilities totaled $27 million at December 31, 2012, and $11 million at December 31, 2011.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

December 31, in millions	2012	2011
Largest gross exposure (derivative asset) to an individual counterparty	$182	$194
Collateral posted by this counterparty	66	64
Derivative liability with this counterparty	191	250
Collateral pledged to this counterparty	82	127
Net exposure after netting adjustments and collateral	7	7

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, in millions	2012	2011
Interest rate	$1,114	$1,257
Foreign exchange	23	64
Energy and commodity	47	96
Credit	3	12
Equity	—	2
Derivative assets before collateral	1,187	1,431
Less: Related collateral	494	486
Total derivative assets	$693	$945

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At December 31, 2012, for derivatives that have associated bilateral collateral and master netting agreements, we had gross exposure of $890 million to broker-dealers and banks. We had net exposure of $193 million after the application of master netting agreements and cash collateral; our net exposure to broker-dealers and banks at December 31, 2012, was reduced to $9 million with $184 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and

Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $19 million at December 31, 2012, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2011, the default reserve was $22 million. At December 31, 2012, for derivatives that have associated master netting agreements, we had gross exposure of $554 million to client counterparties. We had net exposure of $500 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

Credit Derivatives

We are both a buyer and seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations. We may also sell credit derivatives, mainly single name credit default swaps, to offset our purchased credit default swap position prior to maturity. We previously sold index credit default swaps to diversify the concentration risk within our loan portfolio.

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of December 31, 2012, and 2011. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

December 31, in millions	2012			2011
	Purchased	Sold	Net	Purchased	Sold	Net
Single name credit default swaps	$3	$(3)	$—	$3	$(1)	$2
Traded credit default swap indices	—	—	—	6	(6)	—
Other	—	(1)	(1)	1	(1)	—
Total credit derivatives	$3	$(4)	$(1)	$10	$(8)	$2

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

A traded credit default swap index represents a position on a basket or portfolio of reference entities. As a seller of protection on a credit default swap index, we would be required to pay the purchaser if one or more of the entities in the index had a credit event. For a credit default swap index, the notional amount represents the maximum amount that a seller could be required to pay. Upon a credit event, the amount payable is based on the percentage of the notional amount allocated to the specific defaulting entity. During 2012, we suspended trading in traded credit default swap indices for purposes of diversifying concentration risk within our loan portfolio.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2012, and 2011. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	2012			2011
December 31, dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk

Single name credit default swaps	$257	2.19	7.41%	$878	2.18	4.98%
Traded credit default swap indices	29	4.97	0.77	343	3.20	4.58
Other	23	5.35	10.77	18	5.74	10.89
Total credit derivatives sold	$309	—	—	$1,239	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2012, KeyBank’s ratings with Moody’s and S&P were “A3” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there were a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of December 31, 2012, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $494 million, which includes $500 million in derivative assets and $994 billion in derivative liabilities. We had $489 million in cash and securities collateral posted to cover those positions as of December 31, 2012. The aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) as of December 31, 2012, held by KeyCorp that were in a net liability position totaled $26 million, which consists solely of $26 million in derivative liabilities. We had $24 million in cash and securities collateral posted to cover those positions as of December 31, 2012.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of December 31, 2012, and 2011. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of December 31, 2012, and take into account all collateral already posted. A similar calculation was performed for KeyCorp and additional collateral of $3 million would have been required as of December 31, 2012, while additional collateral would not have been required as of December 31, 2011.

December 31, in millions	2012		2011
	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$6	$6	$11	$11
Two rating downgrades	11	11	16	16
Three rating downgrades	11	11	16	16

KeyBank’s long-term senior unsecured credit rating currently is four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of December 31, 2012, payments of up to $13 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2012, payments of up to $3 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Year ended December 31, in millions	2012	2011
Balance at beginning of period	$173	$196
Servicing retained from loan sales	47	23
Purchases	44	13
Amortization	(60)	(59)
Balance at end of period	$204	$173

Fair value at end of period	$238	$245

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The primary economic assumptions used to measure the fair value of our mortgage servicing assets at December 31, 2012, and 2011, generally are:

¿   prepayment speed at an annual rate of 0.00% to 25.00%;

¿   expected credit losses at a static rate of 1.00% to 3.00%;

¿   residual cash flows discount rate of 7.00% to 15.00%; and

¿   value assigned to escrow funds at an interest rate of .24% to 2.56%.

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may as a result change in the future. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At December 31, 2012, a 1.00% decrease in the value assigned to the escrow deposits would cause a $29 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $2 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $89 million for the year ended December 31, 2012, and $96 million for the year ended December 31, 2011. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.

Subsequent to its January 19, 2011, publicly issued announcement, Moody’s, a credit rating agency that rates KeyCorp and KeyBank debt securities, indicated to KeyBank that certain escrow deposits associated with our mortgage servicing operations had to be moved to another financial institution that meets Moody’s minimum ratings threshold. As a result of this decision by Moody’s, during the first quarter of 2011, KeyBank transferred approximately $1.5 billion of these escrow deposit balances to an acceptably-rated institution, resulting in an immaterial impairment of the related mortgage servicing assets. We funded this movement of the escrow deposits by selling a similar amount of securities available for sale at the time of the transfer. KeyBank had ample liquidity reserves to offset the loss of these deposits.

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” and Note 13 (“Acquisitions and Discontinued Operations”) under the heading “Education lending” in this report.

10. Goodwill and Other Intangible Assets

Goodwill represents the amount by which the cost of net assets acquired in a business combination exceeds their fair value. Other intangible assets are primarily the net present value of future economic benefits to be derived from the purchase of credit card receivable assets and core deposits. Additional information pertaining to our accounting policy for goodwill and other intangible assets is summarized in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Goodwill and Other Intangible Assets.”

Our annual goodwill impairment testing is performed as of October 1 each year. On that date in 2012, we determined that the estimated fair value of the Key Community Bank unit was 10% greater than its carrying amount; in 2011, the excess was 11%. If actual results, market and economic conditions were to differ from the assumptions and data used in this goodwill impairment testing, the estimated fair value of the Key Community Bank unit could change in the future. The carrying amount of the Key Community Bank and Key Corporate Bank units, for goodwill impairment testing and management reporting purposes, represents the average equity allocated to each reporting unit using a risk-adjusted methodology incorporating each unit’s credit, market, interest rate, strategic and operational risk components. There has been no goodwill associated with our Key Corporate Bank unit since the first quarter of 2009, when we recorded a $223 million pre-tax impairment charge and wrote off all of the remaining goodwill that had been assigned to the Key Corporate Bank unit.

Based on our quarterly review of impairment indicators during 2012 and 2011, it was not necessary to perform further reviews of goodwill recorded in our Key Community Bank unit. We will continue to monitor the Key Community Bank unit as appropriate since it is particularly dependent upon economic conditions that impact consumer credit risk and behavior.

Changes in the carrying amount of goodwill by reporting unit are presented in the following table.

in millions	Key Community Bank	Key Corporate Bank	Total
BALANCE AT DECEMBER 31, 2010	$917	—	$917
Impairment losses based on results of interim impairment testing	—	—	—
BALANCE AT DECEMBER 31, 2011	917	—	917
Impairment losses based on results of interim impairment testing	—	—	—
Acquisition of Western New York branches	62	—	62
BALANCE AT DECEMBER 31, 2012	$979	—	$979

The acquisition of 37 retail banking branches in Western New York resulted in a $62 million increase in the goodwill at the Key Community Bank unit. Additional information regarding the acquisition is provided in Note 13 (“Acquisitions and Discontinued Operations”).

As of December 31, 2012, we expected goodwill in the amount of $150 million to be deductible for tax purposes in future periods.

Accumulated impairment losses related to the Key Corporate Bank reporting unit totaled $665 million at December 31, 2012, 2011, and 2010. There were no accumulated impairment losses related to the Key Community Bank unit at December 31, 2012, 2011, and 2010.

The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization.

	2012		2011
December 31, in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$105	$56	$65	$48
PCCR intangibles (a)	136	14	—	—
Other intangible assets (b)	142	142	142	142
Total	$383	$212	$207	$190

(a)	PCCR intangible assets related to the 2012 acquisition of credit card receivables from Elan Financial Services, Inc. ($135 million of PCCR at acquisition date) and Western New York Branches ($1 million of PCCR at acquisition date).

(b)	Carrying amount and accumulated amortization excludes $18 million each at December 31, 2012, and 2011, related to the discontinued operations of Austin.

As a result of the Western New York branches acquisition on July 13, 2012, a core deposit intangible asset was recognized at its acquisition date fair value of $40 million. This core deposit intangible asset is being amortized on an accelerated basis over its useful life of 7 years. A second closing of this acquisition on September 14, 2012, relating exclusively to the purchase of credit card receivables, resulted in a PCCR intangible asset of $1 million and is being amortized on an accelerated basis over its useful life of 8 years.

As a result of the purchase of Key-branded credit card assets from Elan Financial Services, Inc. on August 1, 2012, a PCCR intangible asset was recognized at its acquisition date fair value of $135 million. This PCCR asset is being amortized on an accelerated basis over its useful life of 8 years.

Additional information regarding these acquisitions is provided in Note 13 (“Acquisitions and Discontinued Operations”).

We sold Tuition Management Systems in December 2010. During that year, customer relationship intangible assets of $15 million were written off against the purchase price to determine our net gain from the sale.

Intangible asset amortization expense was $23 million for 2012, $4 million for 2011 and $14 million for 2010. Estimated amortization expense for intangible assets for each of the next five years is as follows: 2013 — $44 million; 2014 — $37 million; 2015 — $31 million; 2016 — $24 million; and 2017 — $18 million.

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

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2012
LIHTC funds	$50	$63	$113	—	—
Education loan securitization trusts	2,395	2,181	N/A	N/A	N/A
LIHTC investments	N/A	N/A	757	—	$443

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds.    KAHC formed limited partnerships, known as funds, that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $37 million at December 31, 2012. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At December 31, 2012, we estimated the settlement value of these third-party interests to be between $7 million and $20 million, while the recorded value, including reserves, totaled $36 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

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

We consolidated our ten outstanding education loan securitization trusts as of January 1, 2010. We were required to consolidate these trusts because we hold the residual interests and, as the master servicer, we have the power to direct the activities that most significantly influence the trusts’ economic performance. We elected to consolidate these trusts at fair value. The trust assets can be used only to settle the obligations or securities that the trusts issue; we cannot sell the assets or transfer the liabilities. The security holders or beneficial interest holders do not have recourse to us, and we do not have any liability recorded related to their securities. Further information regarding these education loan securitization trusts is provided in Note 13 (“Acquisitions and Discontinued Operations”) under the heading “Education lending.”

Unconsolidated VIEs

LIHTC nonguaranteed funds.    Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At December 31, 2012, assets of these unconsolidated nonguaranteed funds totaled $113 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

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

At December 31, 2012, assets of these unconsolidated LIHTC operating partnerships totaled approximately $757 million. At December 31, 2012, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $343 million plus $100 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During 2012, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $994 million at December 31, 2012. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 16 under the heading “Return guarantee agreement with LIHTC investors.”

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

12. Income Taxes

Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, in millions	2012	2011	2010
Currently payable:
Federal	$186	$90	$127
State	19	(31)	(21)
Total currently payable	205	59	106
Deferred:
Federal	40	280	51
State	(6)	30	29
Total deferred	34	310	80
Total income tax (benefit) expense (a)	$239	$369	$186

(a)	There was no income tax (benefit) expense on securities transactions in 2012. The income tax (benefit) expense on securities transactions totaled $.4 million in 2011 and $5 million in 2010. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These taxes, which are recorded in “noninterest expense” on the income statement, totaled $29 million in 2012, $21 million in 2011 and $19 million in 2010.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet, are as follows:

December 31, in millions	2012	2011
Allowance for loan and lease losses	$354	$409
Employee benefits	240	228
Federal credit carryforwards	339	442
State net operating losses and credits	15	12
Other	332	298
Gross deferred tax assets	1,280	1,389
Less: valuation allowance	3	—
Total deferred tax assets	1,277	1,389

Leasing transactions	830	985
Net unrealized securities gains	156	199
Other	156	113
Total deferred tax liabilities	1,142	1,297
Net deferred tax assets (liabilities) (a)	$135	$92

(a)	From continuing operations

We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Based on these criteria, we have recorded a valuation allowance of $3 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards.

At December 31, 2012, we had a federal credit carryforward of $339 million. Additionally, we had state net operating loss carryforwards of $167 million and state credit carryforwards of $9 million, resulting in a net state deferred tax asset of $12 million. These carryforwards are subject to limitations imposed by tax laws and, if not utilized, will gradually expire through 2031.

The following table shows how our total income tax (benefit) expense and the resulting effective tax rate were derived:

Year ended December 31, dollars in millions	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 35% statutory federal tax rate	$384	35.0%	$471	35.0%	$278	35.0%
Amortization of tax-advantaged investments	64	5.9	65	4.8	59	7.4
Foreign tax adjustments	1	0.1	17	1.3	24	3.0
Reduced tax rate on lease financing income	(51)	(4.6)	—	—	6	0.8
Tax-exempt interest income	(16)	(1.5)	(16)	(1.2)	(17)	(2.1)
Corporate-owned life insurance income	(43)	(3.9)	(42)	(3.1)	(48)	(6.0)
Increase (decrease) in tax reserves	—	—	2	0.1	(6)	(0.8)
Interest refund (net of federal tax benefit)	—	—	(24)	(1.8)	—	—
State income tax, net of federal tax benefit	9	0.8	(1)	—	5	0.6
Tax credits	(119)	(10.9)	(125)	(9.3)	(117)	(14.7)
Other	10	0.9	22	1.6	2	0.2
Total income tax expense (benefit)	$239	21.8%	$369	27.4%	$186	23.4%

During 2011, we received after-tax interest refunds from the IRS of $23 million related to the timing of tax payments previously made in tax years 2001-2006. Approximately $16 million of this amount was a recovery of interest assessments previously paid that were recorded as part of our tax reserves in prior years.

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

Liability for Unrecognized Tax Benefits

The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, in millions	2012	2011
Balance at beginning of year	$8	$23
Increase for other tax positions of prior years	—	7
Decrease related to other settlements with taxing authorities	(1)	(22)
Balance at end of year	$7	$8

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $7 million at December 31, 2012, and $8 million at December 31, 2011. We do not currently anticipate that the amount of unrecognized tax benefits will significantly change over the next twelve months.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded interest expense of $.2 million in 2012 and net interest credits of $52 million in 2011, and $12 million in 2010. The portion of the respective interest credit attributable to our leveraged lease transactions was $25 million in 2011 and $6 million in 2010. We did not recover any penalties in 2012, but recovered $14 million in 2011. At December 31, 2012, we had an accrued interest payable of $1.5 million, compared to $1 million at December 31, 2011. Our liability for accrued state tax penalties was $1 million at both December 31, 2012, and 2011.

We file federal income tax returns, as well as returns in various state and foreign jurisdictions. Currently, the IRS is auditing our income tax returns for the 2009, 2010, and 2011 tax years. We are not subject to income tax examinations by other tax authorities for years prior to 2003, except in California. Income tax returns filed in California are subject to examination as far back as 1995.

13. Acquisitions and Discontinued Operations

Acquisitions

Western New York Branches.    On July 13, 2012, we acquired 37 retail banking branches in Western New York. This acquisition, was accounted for as a business combination. The acquisition date fair value of the assets and deposits acquired was approximately $2 billion. We received loans with a fair value of $244 million (including $25 million of PCI loans), $8 million of premises and equipment and assumed $2 billion of deposits. Cash of $1.8 billion was received to assume the net liabilities, and we recorded a core deposit intangible asset of $40 million and a goodwill asset of $62 million in the Key Community Bank reporting unit during the third quarter of 2012. All of the goodwill related to this acquisition is expected to be deductible for tax purposes. We recorded $5 million in expense amortization related to the core deposit intangible asset during the last half of 2012 related to this acquisition.

A second closing of this acquisition occurred on September 14, 2012, when we acquired credit card assets with a fair value of approximately $68 million and remitted a cash payment of $68 million to the seller. We also recorded a purchased credit card relationship intangible asset of approximately $1 million and a rewards liability of approximately $1 million in the Key Community Bank reporting unit. No additional goodwill resulted from the acquisition of these credit card assets. We recorded less than $1 million in amortization related to the purchased credit card relationship intangible asset during the fourth quarter of 2012.

Key-Branded Credit Card Portfolio.    On August 1, 2012, we acquired Key-branded credit card assets from Elan Financial Services, Inc. This acquisition was accounted for as an asset purchase and is part of our strategy to diversify our revenue stream and to provide opportunities for future growth. The fair value of the credit card assets purchased was approximately $718 million at the acquisition date. We also recorded a purchased credit card relationship intangible asset of approximately $135 million and a rewards liability of approximately $9 million in the Community Bank reporting unit. In addition, we recorded $14 million in amortization related to the purchased credit card relationship intangible asset during the last half of 2012.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

Year ended December 31, in millions	2012	2011	2010
Net interest income	$119	$138	$157
Provision for loan and lease losses	9	113	79
Net interest income (expense) after provision for loan and lease losses	110	25	78
Noninterest income	(49)	(55)	(66)
Noninterest expense	36	39	48
Income (loss) before income taxes	25	(69)	(36)
Income taxes	9	(26)	(14)
Income (loss) from discontinued operations, net of taxes (a)	$16	$(43)	$(22)

(a)	Includes after-tax charges of $50 million for 2012, $50 million for 2011, and $58 million for 2010, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

December 31, in millions	2012	2011
Trust loans at fair value	$2,369	$2,726
Portfolio loans at fair value	157	76
Loans, net of unearned income of ($5) and ($2)	2,675	3,010
Less: Allowance for loan and lease losses	55	104
Net loans	5,146	5,708
Trust accrued income and other assets at fair value	26	34
Accrued income and other assets	60	87
Total assets	$5,232	$5,829

Trust accrued expense and other liabilities at fair value	$22	$28
Trust securities at fair value	2,159	2,522
Total liabilities	$2,181	$2,550

The discontinued education lending business consists of assets and liabilities in the securitization trusts (recorded at fair value), as well as loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are held outside the trusts.

At December 31, 2012, portfolio loans recorded at carrying value include 296 TDRs with a recorded investment of approximately $3 million (pre-modification and post-modification). A specifically allocated allowance of less than $1 million was assigned to these loans as of December 31, 2012. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 5 (“Asset Quality”).

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

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $214 million as of December 31, 2012. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

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

During the third quarter of 2011, we corrected an error related to the $45 million cumulative effect adjustment recorded to beginning retained earnings upon consolidation of the education loan securitization trusts on January 1, 2010. Deferred taxes had not been appropriately recognized for the assets and liabilities of the trusts consolidated, which were accounted for at fair value for book purposes but not for tax. We assessed the materiality of the error in accordance with the applicable SEC guidance and concluded that the error was not material, individually or in the aggregate, to our financial position for any prior period or the quarter ending September 30, 2011, to trends for those periods affected, or to a fair presentation of our financial statements for those periods. The error had no impact on our results of operations. Accordingly, results for periods prior to the quarter ending September 30, 2011 were not restated. Instead, accrued income and other assets and retained earnings were reduced by $30 million to correct this error in the third quarter of 2011.

On November 27, 2012, we purchased the government-guaranteed loans from one of the education loan securitization trusts pursuant to the legal terms of the particular trust. The trust used the cash proceeds from the sale of these loans to retire the outstanding securities related to these government-guaranteed loans. This particular trust remains in existence and continues to maintain the private education loan portfolio and has securities related to these loans outstanding. The government-guaranteed loans we purchased are held as portfolio loans and continue to be accounted for at fair value. The portfolio loans were valued using an internal discounted cash flow model, which was affected by assumptions for defaults, expected credit losses, discount rates and prepayments. The portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value. See the following discussion regarding our valuation process for these loans as well as the trust loans and securities. This is the second government-guaranteed education loan portfolio we have purchased from one of these ten outstanding securitization trusts that are consolidated. These portfolio loans had a fair value of $157 million at December 31, 2012.

Corporate Treasury, within our Finance area, is responsible for the quarterly valuation process that determines the fair value of the loans and securities in our education loan securitization trusts as well as our student loans held in portfolio that are accounted for at fair value. Corporate Treasury provides these fair values to a Working Group Committee (“the Working Group”) comprising representatives from the line of business, Credit and Market Risk Management, Accounting, Business Finance (part of our Finance area), and Corporate Treasury. The Working Group is a subcommittee of the Fair Value Committee that is discussed in more detail in Note 6 (“Fair Value Measurements”). The Working Group reviews all significant inputs and assumptions and approves the resulting fair values.

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

The valuation process for the education loan securitization trust and portfolio loans that are accounted for at fair value is based on a discounted cash flow analysis using a model purchased from a third party that is maintained by Corporate Treasury. The market for student loans, either whole-loan purchases or securitization, is relatively illiquid and has not recovered from the effects of the financial crisis. The valuation process begins with loan-by-loan-level data that is aggregated into pools based on underlying loan structural characteristics (i.e., current unpaid principal balance, contractual term, interest rate, etc.). Cash flows for these loan pools are developed using a financial model that reflects certain assumptions for defaults, recoveries, status change and prepayments.

A net earnings stream, taking into account cost of funding, is calculated and discounted back to the measurement date using an appropriate discount rate. This resulting amount is used to determine the present value of the loans, which represents their fair value to a market participant.

The unobservable inputs set forth in the following table are reviewed and approved by the Working Group on a quarterly basis. The Working Group determines these assumptions based on available data, discussions with appropriate individuals internal and external to Key, and the knowledge and experience of the Working Group members.

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

The following table shows the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value as of December 31, 2012:

December 31, 2012 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Trust loans and	$2,526	Discounted cash flow	Prepayment speed	4.00 – 26.00% (10.02%)
portfolio loans			Expected credit losses	2.00 – 80.00% (52.30%)
accounted for at fair			Discount rate	2.40 – 6.60% (4.79%)
value			Expected defaults	8.13 – 21.50% (13.44%)

Trust securities	2,159	Discounted cash flow	Discount rate	1.50 – 6.10% (4.14%)

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of December 31, 2012. At December 31, 2012, loans held by the trusts with unpaid principal balances of $35 million ($34 million on a fair value basis) and portfolio loans at fair value with unpaid principal balances of $5 million ($6 million on a fair value basis) were 90 days or more past due. Loans held by the trusts aggregating $14 million ($14 million on a fair value basis) were in nonaccrual status, while portfolio loans at fair value in nonaccrual status aggregated to less than $1 million on both a contractual amount and fair value basis. Portfolio loans at carrying value that are 90 days or more past due were $44 million and $48 million at December 31, 2012, and 2011, respectively. Portfolio loans at carrying value in nonaccrual (and nonperforming) status were $6 million and $3 million at December 31, 2012, and 2011, respectively. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans.”

December 31, 2012 in millions	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$151	$157
Trust loans	2,443	2,369
Trust other assets	26	26

LIABILITIES
Trust securities	$2,473	$2,159
Trust other liabilities	22	22

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value, as well as the portfolio loans that are measured at fair value on a recurring basis.

December 31, 2012 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$157	$157
Trust loans	—	—	2,369	2,369
Trust other assets	—	—	26	26
Total assets on a recurring basis at fair value	—	—	$2,552	$2,552

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$2,159	$2,159
Trust other liabilities	—	—	22	22
Total liabilities on a recurring basis at fair value	—	—	$2,181	$2,181

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts and portfolio loans for the year ended December 31, 2012.

in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities
Balance at December 31, 2011	$76	$2,726	$34	$2,522	$28
Gains (losses) recognized in earnings (a)	3	83	—	143	—
Purchases	86	—	—	—	—
Sales	—	(86)	—	—	—
Issuances	—	—	—	—	—
Settlements	(8)	(354)	(8)	(506)	(6)
Balance at December 31, 2012	$157	$2,369	$26	$2,159	$22

(a)	Gains (losses) were driven primarily by fair value adjustments.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

Year ended December 31, in millions	2012	2011	2010
Noninterest income	—	$1	$5
Noninterest expense	$10	2	6
Income (loss) before income taxes	(10)	(1)	(1)
Income taxes	(3)	—	—
Income (loss) from discontinued operations, net of taxes	$(7)	$(1)	$(1)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

December 31, in millions	2012	2011
Cash and due from banks	$22	$31
Total assets	$22	$31

Accrued expense and other liabilities	$1	—
Total liabilities	$1	—

Combined discontinued operations. The combined results of the discontinued operations are as follows:

Year ended December 31, in millions	2012	2011	2010
Net interest income	$119	$138	$157
Provision for loan and lease losses	9	113	79
Net interest income (expense) after provision for loan and lease losses	110	25	78
Noninterest income	(49)	(54)	(61)
Noninterest expense	$46	41	54
Income (loss) before income taxes	15	(70)	(37)
Income taxes	6	(26)	(14)
Income (loss) from discontinued operations, net of taxes (a)	$9	$(44)	$(23)

(a)	Includes after-tax charges of $50 million for 2012, $50 million for 2011, and $58 million for 2010 determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

December 31, in millions	2012	2011
Cash and due from banks	$22	$31
Trust loans at fair value	2,369	2,726
Portfolio loans at fair value	157	76
Loans, net of unearned income of ($5) and ($2)	2,675	3,010
Less: Allowance for loan and lease losses	55	104
Net loans	5,146	5,708
Trust accrued income and other assets at fair value	26	34
Accrued income and other assets	60	87
Total assets	$5,254	$5,860

Trust accrued expense and other liabilities at fair value	$23	$28
Trust securities at fair value	2,159	2,522
Total liabilities	$2,182	$2,550

14. Short-Term Borrowings

Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31, dollars in millions	2012	2011	2010
FEDERAL FUNDS PURCHASED
Balance at year end	$8	$25	$32
Average during the year	111	120	118
Maximum month-end balance	613	844	1,050
Weighted-average rate during the year	.14%	.13%	.15%
Weighted-average rate at December 31.15		.08	.14
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$1,601	$1,686	$2,013
Average during the year	1,703	1,861	1,926
Maximum month-end balance	2,455	2,286	2,305
Weighted-average rate during the year	.19%	.28%	.32%
Weighted-average rate at December 31.14		.25	.29
OTHER SHORT-TERM BORROWINGS
Balance at year end	$287	$337	$1,151
Average during the year	413	619	545
Maximum month-end balance	599	1,007	1,151
Weighted-average rate during the year	1.69%	1.84%	2.63%
Weighted-average rate at December 31	1.81	1.60	2.64

Rates exclude the effects of interest rate swaps and caps, which modify the repricing characteristics of certain short-term borrowings. For more information about such financial instruments, see Note 8 (“Derivatives and Hedging Activities”).

As described below and in Note 15 (“Long-Term Debt”), KeyCorp and KeyBank have a number of programs and facilities that support our short-term financing needs. In addition, certain subsidiaries maintain credit facilities with third parties, which provide alternative sources of funding more in keeping with current market conditions. KeyCorp is the guarantor of some of the third-party facilities.

Short-term credit facilities. We maintain cash on deposit in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $2.9 billion at December 31, 2012, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2012, our unused secured borrowing capacity was $14.6 billion at the Federal Reserve Bank of Cleveland and $6.1 billion at the Federal Home Loan Bank of Cincinnati.

15. Long-Term Debt

The following table presents the components of our long-term debt, net of unamortized discounts and adjustments related to hedging with derivative financial instruments.

December 31, dollars in millions	2012	2011
Senior medium-term notes due through 2021 (a)	$2,653	$3,074
1.100% Subordinated notes due 2028 (b)	162	162
6.875% Subordinated notes due 2029 (b)	117	118
7.750% Subordinated notes due 2029 (b)	152	152
5.700% Subordinated notes due 2035 (b)	—	195
8.000% Subordinated notes due 2068 (b)	—	598
Total parent company	3,084	4,299
Senior medium-term notes due through 2039 (c)	129	1,494
Senior Euro medium-term notes due through 2013 (d)	26	579
7.413% Subordinated remarketable notes due 2027 (e)	268	265
5.70% Subordinated notes due 2012 (e)	—	308
5.80% Subordinated notes due 2014 (e)	803	830
4.95% Subordinated notes due 2015 (e)	251	252
5.45% Subordinated notes due 2016 (e)	564	573
5.70% Subordinated notes due 2017 (e)	241	242
4.625% Subordinated notes due 2018 (e)	108	106
6.95% Subordinated notes due 2028 (e)	300	300
Lease financing debt due through 2016 (f)	9	19
Federal Home Loan Bank advances due through 2036 (g)	974	225
Investment Fund Financing due through 2052 (h)	90	28
Total subsidiaries	3,763	5,221
Total long-term debt	$6,847	$9,520

We use interest rate swaps and caps, which modify the repricing characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments, see Note 8 (“Derivatives and Hedging Activities”).

(a)	The senior medium-term notes had weighted-average interest rates of 5.11% at December 31, 2012, and 4.49% at December 31, 2011. These notes had a combination of fixed and floating interest rates during 2012 and 2011; however, the outstanding notes as of December 31, 2012, had fixed interest rates. These notes may not be redeemed prior to their maturity dates.

(b)	See Note 17 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.

(c)	Senior medium-term notes had weighted-average interest rates of 5.03% at December 31, 2012, and 3.91% at December 31, 2011. These notes had a combination of fixed and floating interest rates, and may not be redeemed prior to their maturity dates.

(d)	Senior Euro medium-term notes had weighted-average interest rates of .64% at December 31, 2012, and .59% at December 31, 2011. These notes had a combination of fixed and floating interest rates based on LIBOR, and may not be redeemed prior to their maturity dates.

(e)	These notes are all obligations of KeyBank. Only the subordinated remarketable notes due 2027 may be redeemed prior to their maturity dates.

(f)	Lease financing debt had weighted-average interest rates of 6.20% at December 31, 2012, and 5.44% at December 31, 2011. This category of debt consists primarily of nonrecourse debt collateralized by leased equipment under operating, direct financing and sales-type leases.

(g)	Long-term advances from the Federal Home Loan Bank had weighted-average interest rates of 1.09% at December 31, 2012, and 3.75% at December 31, 2011. These advances, which had a combination of fixed and floating interest rates, were secured by real estate loans and securities totaling $1.6 billion at December 31, 2012, and $428 million at December 31, 2011.

(h)	Investment Fund Financing had a weighted-average interest rate of 2.01% at December 31, 2012, and 2.30% at December 31, 2011.

At December 31, 2012, scheduled principal payments on long-term debt were as follows:

in millions	Parent	Subsidiaries	Total
2013	$754	$32	$786
2014	—	1,568	1,568
2015	771	407	1,178
2016	—	603	603
2017	—	263	263
All subsequent years	1,559	890	2,449

As described below, KeyCorp and KeyBank have a number of programs that support our long-term financing needs.

Global bank note program and predecessor programs. In August 2012, KeyBank adopted a Global Bank Note Program permitting the issuance of up to $20 billion of notes domestically and abroad. Under the program, KeyBank is authorized to issue notes with original maturities of seven days or more for senior notes or five years or more for subordinated notes. Notes may be denominated in U.S. dollars or in foreign currencies. Amounts outstanding under the program will be classified as “long-term debt” on the balance sheet.

For the purpose of issuing bank notes, the Global Bank Note Program replaces KeyBank’s prior bank note programs and KeyBank’s prior Euro medium-term note program. Amounts outstanding under prior programs remain outstanding in accordance with their original terms and conditions and at their original stated maturities, and are classified as “long-term debt” on the balance sheet.

During 2012, KeyBank did not issue any notes under the Global Bank Note Program, any prior bank note program, or the prior Euro medium-term note program. At December 31, 2012, $20 billion remained available for future issuance. On January 29, 2013, Key issued $1 billion of Senior Bank Notes due February 1, 2018 under the Global Bank Note Program. These Notes have a coupon of 1.65% per annum and are not redeemable prior to maturity.

KeyCorp shelf registration, including medium-term note program. In June 2011, KeyCorp filed a shelf registration statement with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. During the same month, KeyCorp renewed a medium-term note program that permits KeyCorp to issue notes with original maturities of nine months or more. Under this program, KeyCorp issued $750 million of medium-term fixed-rate senior notes during 2010 and an additional $1.0 billion of securities during March 2011. KeyCorp did not issue any notes under this program during 2012. The successful 2010 and 2011 issuances demonstrated our ability to access the wholesale funding markets. At December 31, 2012, KeyCorp had authorized and available for issuance up to $1.6 billion of additional debt securities under the medium-term note program.

In March 2011, KeyCorp issued $625 million in aggregate gross proceeds of Common Shares, pursuant to the KeyCorp shelf registration in an underwritten offering. This equity shelf program is no longer in existence.

At December 31, 2012, KeyCorp had authorized and available for issuance up to $1.3 billion of preferred stock or capital securities. This program serves as an additional source of liquidity, and future issuances of capital securities or preferred stock must be approved by the Board and cannot be objected to by the Federal Reserve during its review of KeyCorp’s annual CCAR capital plan.

16. Commitments, Contingent Liabilities and Guarantees

Obligations under Noncancelable Leases

We are obligated under various noncancelable operating leases for land, buildings and other property, consisting principally of data processing equipment. Rental expense under all operating leases totaled $121 million in 2012, $120 million in 2011 and $124 million in 2010. Minimum future rental payments under noncancelable operating leases at December 31, 2012, are as follows: 2013 — $124 million; 2014 — $119 million; 2015 — $112 million; 2016 — $94 million; 2017 — $75 million; all subsequent years — $263 million.

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

The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments as of December 31, 2012, and 2011. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the outstanding loan.

December 31, in millions	2012	2011
Loan commitments:
Commercial and other	$20,804	$19,813
Commercial real estate and construction	1,537	7,366
Home equity	7,255	1,256
Credit cards	3,611	—
Total loan commitments	33,207	28,435
When-issued and to be announced securities commitments	96	117
Commercial letters of credit	100	124
Principal investing commitments	94	123
Liabilities of certain limited partnerships and other commitments	5	115
Total loan and other commitments	$33,502	$28,914

Legal Proceedings

Austin Madoff-Related Claims. Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controlled. The investment losses borne by Austin’s funds stemmed from investments in a certain Madoff-advised hedge fund. Several lawsuits pending against Austin, KeyCorp, Victory Capital Management and certain employees and former employees (collectively the “KeyCorp defendants”) alleging various claims, including negligence, fraud, breach of fiduciary duties, and violations of federal securities laws and ERISA, were consolidated into one action styled In re Austin Capital Management, Ltd., Securities & Employee Retirement Income Security Act (ERISA) Litigation, pending in the United States District Court for the Southern District of New York. The KeyCorp defendants filed a motion to dismiss all of the claims in the consolidated amended complaint. On December 21, 2012, the court dismissed 14 of the plaintiffs’ 16 claims, including all of the plaintiffs’ securities law and state law claims. The plaintiffs’ two remaining claims are claims under ERISA. On January 4, 2013, the plaintiffs filed a motion for partial reconsideration of the court’s decision. An arbitration proceeding brought by one former Austin client, which was not consolidated into the foregoing proceeding, remains in abeyance.

In addition to the lawsuits, the Department of Labor (the “Department”) asserted claims acting on behalf of ERISA investors. Those claims were settled with the Department for a total $47.8 million, a portion of which has been paid out of existing reserves and the balance of which is expected to be covered by our insurance policy as further described below. The settlements, excluding a portion payable to the Department, will be distributed to the ERISA investors who participated in the Austin investment in the Madoff-advised fund. The amounts distributed to the ERISA investors under the settlements with the Department will substantially reduce, but may not completely offset, the amounts that may be recoverable on the ERISA claims in the Southern District of New York proceeding described above.

We continue to monitor the qui tam action (brought by a plaintiff to recover on behalf of the state as well as for himself) against Austin, Victory Capital Management, and KeyCorp as well as certain employees and former employees in state court in New Mexico seeking recovery under New Mexico law for alleged losses sustained by certain New Mexico public investment funds.

The remaining costs associated with the Austin Madoff-related proceedings may be significant, and we have established reserves for our legal costs in the proceedings, consistent with applicable accounting guidance and the advice of our counsel. At this stage of the proceedings, however, we are unable to determine if the remaining claims would individually or in the aggregate reasonably be expected to have a material adverse effect on our consolidated results of operations. We continue to strongly disagree with the allegations asserted against us in these matters, and intend to vigorously defend them.

Based upon the information currently available to us, including the advice of counsel, we believe the settlement amounts paid to the Department and any liability for either or both of the litigation and arbitration proceedings, should be covered under the terms and conditions of our insurance policy, subject to a $25 million self-insurance deductible, which we believe we have met, and usual policy exceptions and limits.

Checking Account Overdraft Litigation. KeyBank was named a defendant in a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The complaint alleges that KeyBank unfairly manipulates customer transactions to maximize the number of overdraft charges. The claims asserted against KeyBank include breach of contract and breach of covenant of good faith and fair dealing, common law unconscionability, conversion, unjust enrichment and violation of the Washington Consumer Protection Act. Plaintiffs seek restitution and disgorgement of overdraft fees paid by plaintiffs since February 2004 as a result of the alleged manipulation of customer transactions, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the court. The case was transferred and consolidated for purposes of pre-trial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida. KeyBank filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit in regard to the denial of KeyBank’s motion to compel arbitration. On August 21, 2012, the court of appeals vacated the district court’s order denying KeyBank’s motion to compel arbitration and remanded the case for further consideration. At this stage of the proceedings it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

Metyk litigation. Two putative class actions were filed on September 21, 2010 in the United States District Court for the Northern District of Ohio (the “Northern District of Ohio”). The plaintiffs in these cases sought to represent a class of all participants in our 401(k) Savings Plan and alleged that the defendants in the lawsuit breached fiduciary duties owed to them under ERISA. These two putative class action lawsuits were substantively consolidated with each other in a proceeding styled Thomas Metyk, et al. v. KeyCorp, et al. (“Metyk”). A substantially similar class action, Taylor v. KeyCorp, et al., was dismissed from the Northern District of Ohio on August 12, 2010. This dismissal was affirmed by the United States Court of Appeals for the Sixth Circuit on May 25, 2012. On January 29, 2013, the district court in Metyk entered its order granting the defendants’ motion to dismiss the plaintiffs’ consolidated complaint for failure to state a claim and entered its final judgment terminating the proceeding.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2012. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees.”

December 31, 2012 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded
Financial guarantees:
Standby letters of credit	$10,530	$53
Recourse agreement with FNMA	1,158	7
Return guarantee agreement with LIHTC investors	20	20
Written put options (a)	2,017	48
Default guarantees	50	1
Total	$13,775	$129

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2012, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2012, our standby letters of credit had a remaining weighted-average life of 2.9 years, with remaining actual lives ranging from less than one year to as many as ten years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At December 31, 2012, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.5 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $3.6 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at December 31, 2012. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $20 million at December 31, 2012, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 11 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At December 31, 2012, our written put options had an average life of 2.0 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds (i.e., the commercial loan client). We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 8.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: either the risk profile of the debtor should provide an investment return, or we are supporting our underlying investment in the debtor. The terms of these default guarantees range from less than one year to as many as 6.5 years; some default guarantees do not have a contractual end date. Although no collateral is held, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships.

Liquidity facilities that support asset-backed commercial paper conduits. At December 31, 2012, we did not have any liquidity facilities remaining outstanding with any unconsolidated third-party commercial paper conduits. Our prior liquidity facility, which expired during the second quarter of 2012, obligated us to provide aggregate funding of up to a certain amount in the event that a credit market disruption or other factors prevented the conduit from issuing commercial paper.

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

The Dodd-Frank Act changes the regulatory capital standards that apply to BHCs by requiring the phase-out of the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. The three-year phase-out period, which commenced January 1, 2013, will ultimately require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital. The Basel III NPR proposes rules implementing the phase-out of trust preferred securities as Tier 1 capital, consistent with the Dodd-Frank Act, as part of the implementation of Basel III. A more thorough discussion of current rulemaking underway in the U.S. to implement Basel III is in the “Supervision and Regulation” portion of this report.

As of December 31, 2012, the trust preferred securities issued by the KeyCorp capital trusts represent $339 million, or 3.5% of our total qualifying Tier 1 capital, net of goodwill. As previously reported, on July 12, 2012, we completed the redemption in full of the trust preferred securities issued by KeyCorp Capital VII and KeyCorp Capital X, with an aggregate liquidation preference of $707 million.

The trust preferred securities, common stock and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
December 31, 2012
KeyCorp Capital I	$156	$6	$162	1.100%	2028
KeyCorp Capital II	113	4	117	6.875	2029
KeyCorp Capital III	148	4	152	7.750	2029
Total	$417	$14	$431	5.025%	—

December 31, 2011	$1,206	$19	$1,225	6.610%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $77 million at December 31, 2012, and $160 million at December 31, 2011. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem these debentures: If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $77 million at December 31, 2012, and $160 million at December 31, 2011. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discount is included in Long-Term Debt on the balance sheet. See Note 15 (“Long-Term Debt’).

(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. The total interest rates are weighted-average rates.

18. Stock-Based Compensation

We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $56 million for 2012, $45 million for 2011 and $55 million for 2010. The total income tax benefit recognized in the income statement for these plans was $21 million for 2012, $17 million for 2011 and $21 million for 2010. Stock-based compensation expense related to awards granted to employees is recorded in “personnel expense” on the income statement; compensation expense related to awards granted to directors is recorded in “other expense.”

Our compensation plans allow us to grant stock options, restricted stock, performance shares, discounted stock purchases and deferred compensation to eligible employees and directors. At December 31, 2012, we had 20,721,294 Common Shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of Key’s Board of Directors, we may not grant options to purchase Common Shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding Common Shares in any rolling three-year period.

Stock Option Plans

Stock options granted to employees generally become exercisable at the rate of 25% per year for options granted in 2012 and 2011 and at the rate of 33-1/3% per year for options granted in years prior to 2011, beginning one year from their grant date. Options expire no later than ten years from their grant date. The exercise price is the closing price of our Common Shares on the date of grant.

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

The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2012, 2011 and 2010 are shown in the following table.

Year ended December 31,	2012	2011	2010
Average option life	6.3 years	6.2 years	6.1 years
Future dividend yield	1.50%	.43%	.48%
Historical share price volatility	.489	.479	.473
Weighted-average risk-free interest rate	1.2%	2.6%	2.2%

The Compensation and Organization Committee approves all stock option grants. The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2012.

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life (Years)	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2011	32,932,618	$21.12
Granted	4,250,931	7.97
Exercised	(421,846)	5.80
Lapsed or canceled	(4,141,884)	23.16
Outstanding at December 31, 2012	32,619,819	$19.36	4.7	$12

Expected to vest	6,433,010	$8.32	8.4	$2
Exercisable at December 31, 2012	25,381,611	$22.51	3.7	$10

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. At December 31, 2012, the fair value of the underlying stock was less than the weighted-average exercise price per option.

The weighted-average grant-date fair value of options was $3.23 for options granted during 2012, $4.11 for options granted during 2011 and $3.71 for options granted during 2010. 421,846, 121,089 and 79,786 stock options were exercised in 2012, 2011, and 2010, respectively. The aggregate intrinsic value of exercised options was $1.1 million for 2012, $.3 million for 2011, and $.2 million for 2010. As of December 31, 2012, unrecognized compensation cost related to nonvested options expected to vest under the plans totaled $9 million. We expect to recognize this cost over a weighted-average period of 2.8 years.

Cash received from options exercised for 2012, 2011, and 2010 was $2.4 million, $.7 million and $.4 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $.1 million for each of 2012, 2011, and 2010.

Long-Term Incentive Compensation Program

Our Long-Term Incentive Compensation Program (the “Program”) rewards senior executives critical to our long-term financial success; and covers three-year performance cycles, with a new cycle beginning each year. Awards are granted in a variety of forms:

¿	deferred cash payments;

¿	time-lapsed restricted stock, which generally vests after the end of the three-year or four-year cycle as applicable for which it was granted;

¿	performance-based restricted stock, which will not vest unless Key attains defined performance levels;

¿	performance shares payable in stock, which will not vest unless Key attains defined performance levels; and

¿	performance shares payable in cash, which will not vest unless Key attains defined performance levels.

During 2012, 2011, and 2010, we did not pay cash awards in connection with vested performance shares.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2012.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2011	4,323,971	$8.57	1,061,987	$8.78
Granted	2,181,042	7.98	3,204,600	8.13
Vested	(916,807)	9.04	(21,400)	8.56
Forfeited	(442,493)	8.26	(152,624)	8.18
Outstanding at December 31, 2012	5,145,713	$8.27	4,092,563	$8.21

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

The weighted-average grant-date fair value of awards granted under the Program was $8.07 during 2012, $9.12 during 2011 and $6.74 during 2010. As of December 31, 2012, unrecognized compensation cost related to nonvested shares expected to vest under the Program totaled $37 million. We expect to recognize this cost over a weighted-average period of 2.7 years. The total fair value of shares vested was $8 million during 2012, $10 million during 2011 and $7 million during 2010.

Other Restricted Stock Awards

We also may grant, upon approval by the Compensation and Organization Committee, other time-lapsed restricted stock awards under various programs to recognize outstanding performance. At December 31, 2012, 807,857 of the nonvested shares shown in the table below relate to February 2010 grants of time-lapsed restricted stock to qualifying executives. These awards generally vest after three years of service.

The following table summarizes activity and pricing information for the nonvested shares granted under these restricted stock awards for the year ended December 31, 2012.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2011	3,686,784	$7.58
Granted	1,199,490	7.98
Vested	(1,835,447)	7.57
Forfeited	(334,173)	7.63
Outstanding at December 31, 2012	2,716,654	$7.84

The weighted-average grant-date fair value of awards granted was $7.98 during 2012, $9.25 during 2011 and $6.96 during 2010. As of December 31, 2012, unrecognized compensation cost related to nonvested restricted stock expected to vest under these special awards totaled $7 million. We expect to recognize this cost over a weighted-average period of 2.7 years. The total fair value of restricted stock vested was $14 million during 2012, $29 million during 2011, and $23 million during 2010.

Deferred Compensation Plans

Our deferred compensation arrangements include voluntary and mandatory deferral programs for Common Shares awarded to certain employees and directors. Mandatory deferred incentive awards vest at the rate of 25% per year beginning one year after the deferral date for awards granted in 2012, and 33-1/3% per year beginning one year after the deferral date for awards granted prior to 2012. Deferrals under the voluntary programs are immediately vested.

Several of our deferred compensation arrangements allow participants to redirect deferrals from Common Shares into other investments that provide for distributions payable in cash. We account for these participant-directed deferred compensation arrangements as stock-based liabilities and re-measure the related compensation cost based on the most recent fair value of our Common Shares. The compensation cost of all other nonparticipant-directed deferrals is measured based on the closing price of our Common Shares on the deferral date. We did not pay any stock-based liabilities during 2012, 2011 or 2010.

The following table summarizes activity and pricing information for the nonvested shares in our deferred compensation plans for the year ended December 31, 2012.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2011	1,338,325	$7.64
Granted	815,663	6.63
Dividend equivalents	77,930	8.23
Vested	(930,731)	7.75
Forfeited	(105,338)	6.62
Outstanding at December 31, 2012	1,195,849	$7.00

The weighted-average grant-date fair value of awards granted was $6.63 during 2012, $8.03 during 2011 and $7.93 during 2010. As of December 31, 2012, unrecognized compensation cost related to nonvested shares expected to vest under our deferred compensation plans totaled $4 million. We expect to recognize this cost over a weighted-average period of 2.5 years. The total fair value of shares vested was $7 million during 2012, $5 million during 2011 and $6 million during 2010. Dividend equivalents presented in the preceding table represent the value of dividends accumulated during the vesting period.

Discounted Stock Purchase Plan

Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our Common Shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we acquire shares on the open market on or around the fifteenth day of the month following the month employee payments are received. We issued 301,794 shares at a weighted-average cost of $7.30 during 2012, 297,091 shares at a weighted-average cost of $7.71 during 2011 and 241,445 shares at a weighted-average cost of $7.69 during 2010.

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

Pre-tax AOCI not yet recognized as net pension cost was $681 million at December 31, 2012, and $634 million at December 31, 2011, consisting entirely of net unrecognized losses. During 2013, we expect to recognize $20 million of net unrecognized losses in pre-tax AOCI as net pension cost.

The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31, in millions	2012	2011	2010
Interest cost on PBO	$47	$57	$60
Expected return on plan assets	(70)	(81)	(72)
Amortization of losses	16	11	12
Net pension cost	$(7)	$(13)	—

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$63	$120	$54
Amortization of losses	(16)	(11)	(12)
Total recognized in comprehensive income	$47	$109	$42

Total recognized in net pension cost and comprehensive income	$40	$96	$42

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2012, and 2011.

The following table summarizes changes in the PBO related to our pension plans.

Year ended December 31, in millions	2012	2011
PBO at beginning of year	$1,228	$1,250
Interest cost	47	57
Actuarial losses (gains)	86	9
Benefit payments	(84)	(88)
PBO at end of year	$1,277	$1,228

The following table summarizes changes in the FVA.

Year ended December 31, in millions	2012	2011
FVA at beginning of year	$918	$914
Actual return on plan assets	92	(29)
Employer contributions	16	121
Benefit payments	(84)	(88)
FVA at end of year	$942	$918

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2012, and 2011.

December 31, in millions	2012	2011
Funded status (a)	$(335)	$(310)

Net prepaid pension cost recognized consists of:
Current liabilities	$(14)	$(14)
Noncurrent liabilities	(321)	(296)
Net prepaid pension cost recognized (b)	$(335)	$(310)

(a)	The shortage of the FVA under the PBO.

(b)	Represents the accrued benefit liability of the pension plans.

At December 31, 2012, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2013. We also do not expect to make any significant discretionary contributions during 2013.

At December 31, 2012, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2013 — $107 million; 2014 — $100 million; 2015 — $94 million; 2016 — $93 million; 2017 — $89 million; and $393 million in the aggregate from 2018 through 2022.

The ABO for all of our pension plans was $1.3 billion at December 31, 2012, and $1.2 billion at December 31, 2011. As indicated in the table below, all of our plans had an ABO in excess of plan assets as follows:

December 31,
in millions	2012	2011
PBO	$1,277	$1,228
ABO	1,277	1,225
Fair value of plan assets	942	918

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2012	2011
Discount rate	3.25%	4.00%
Compensation increase rate	N/A	N/A

To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2012	2011	2010
Discount rate	4.00%	4.75%	5.25%
Compensation increase rate	N/A	N/A	N/A
Expected return on plan assets	7.25	7.75	8.25

We estimate that we will recognize a $7 million credit in net pension cost for 2013, compared to a $7 million credit for 2012 and a $13 million credit for 2011. Costs are expected to remain unchanged in 2013 when compared to 2012 unless the 2013 lump sum settlements for our primary qualified cash balance pension plan are greater than the plan’s interest cost component of net pension cost for the year. If this situation occurs during 2013, in accordance with the applicable accounting guidance for defined benefit plans, we will recognize in earnings a portion of the aggregate gain or loss recorded in AOCI. Costs increased in 2012 due primarily to a 50 basis point decrease in the assumed expected return on plan assets. Costs declined in 2011 as plan assets increased due to our contributions and assumed market-related gains.

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

We estimate that a 25 basis point increase or decrease in the expected return on plan assets would either decrease or increase, respectively, our net pension cost for 2013 by approximately $2 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2013 by approximately $1 million.

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

¿

Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 7.25% for 2012, 7.75% for 2011, and 8.25% for 2010. As part of an annual reassessment of current and expected future capital market returns, we deemed a rate of 7.25% to be appropriate in estimating 2013 pension cost.

The investment objectives of the pension funds are developed to reflect the characteristics of the plans, such as pension formulas and cash lump sum distribution features, and the liability profiles created by the plans’ participants. An executive oversight committee reviews the plans’ investment performance at least quarterly, and compares performance against appropriate market indices. The pension funds’ investment objectives are to achieve an annualized rate of return equal to or greater than our expected return on plan assets over ten to twenty-

year periods; to realize annual and three- and five-year annualized rates of return consistent with specific market benchmarks at the individual asset class level; and to maximize ten to twenty-year annualized rates of return while maintaining prudent levels of risk, consistent with our asset allocation policy. The following table shows the asset target allocations prescribed by the pension funds’ investment policies.

Asset Class	Target Allocation 2012
Equity securities	46%
Fixed income securities	28
Convertible securities	5
Other assets	21

Total	100%

Equity securities include common stocks of domestic and foreign companies, as well as foreign company stocks traded as American Depositary Shares on U.S. stock exchanges. Fixed income securities include investments in domestic- and foreign-issued corporate bonds, U.S. government and agency bonds, international government bonds, and mutual funds. Convertible securities include investments in convertible bonds. Other assets include deposits under insurance company contracts and investments in multi-strategy investment funds.

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

Debt securities. Substantially all debt securities are investment grade and include domestic- and foreign-issued corporate bonds and U.S. government and agency bonds. These securities are valued using evaluated prices based on observable inputs, such as dealer quotes, available trade information, spreads, bids and offers, prepayment speeds, U.S. Treasury curves and interest rate movements. Debt securities are classified as Level 2.

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

The following tables show the fair values of our pension plan assets by asset class at December 31, 2012, and 2011.

December 31, 2012
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
U.S.	$216	—	—	$216
International	29	—	—	29
Fixed income securities:
Corporate bonds — U.S.	—	$73	—	73
Corporate bonds — International	—	10	—	10
Government and agency bonds — U.S.	—	79	—	79
Government bonds — International	—	3	—	3
State and municipal bonds	—	1	—	1
Mutual funds:
U.S. equity	13	—	—	13
International equity	6	2	—	8
Fixed income — U.S.	4	—	—	4
Fixed income — International	2	—	—	2
Common trust funds:
U.S. equity	—	24	—	24
International equity	—	147	—	147
Fixed income securities	—	5	—	5
Convertible securities	—	47	—	47
Short-term investments	—	48	—	48
Emerging markets	—	47	—	47
Real assets	—	118	—	118
Insurance company contracts	—	—	$12	12
Multi-strategy investment funds	—	—	56	56

Total net assets at fair value	$270	$604	$68	$942

December 31, 2011
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
U.S.	$336	—	—	$336
International	39	—	—	39
Emerging markets	1	—	—	1
Fixed income securities:
Corporate bonds — U.S.	—	$70	—	70
Corporate bonds — International	—	7	—	7
Government and agency bonds — U.S.	—	73	—	73
Government bonds — International	—	3	—	3
Convertible bonds — U.S.	—	1	—	1
Mutual funds:
U.S. equity	11	—	—	11
International equity	149	1	—	150
Fixed Income — U.S.	4	—	—	4
Fixed Income — International	2	—	—	2
Government and agency bonds — U.S.	72	—	—	72
Common trust funds:
U.S. equity	—	21	—	21
Fixed income securities	—	4	—	4
Convertible securities	—	44	—	44
Short-term investments	—	40	—	40
Emerging markets	—	24	—	24
Insurance company contracts	—	—	$12	12
Multi-strategy investment funds	—	—	4	4

Total net assets at fair value	$614	$288	$16	$918

The following table shows the changes in the fair values of our Level 3 plan assets for the years ended December 31, 2012, and 2011.

in millions	Insurance Company Contracts	Multi- Strategy Investment Funds	Total
Balance at December 31, 2010	$11	$6	$17
Actual return on plan assets:
Relating to assets held at reporting date	1	3	4
Relating to assets sold during the period	—	(4)	(4)
Sales	—	(1)	(1)
Balance at December 31, 2011	$12	$4	$16
Actual return on plan assets:
Relating to assets held at reporting date	1	2	3
Relating to assets sold during the period	—	(3)	(3)
Purchases	—	55	55
Sales	(1)	(2)	(3)
Balance at December 31, 2012	$12	$56	$68

Other Postretirement Benefit Plans

We sponsor a retiree healthcare plan in which all employees age 55 with five years of service (or employees age 50 with 15 years of service who are terminated under conditions that entitle them to a severance benefit) are eligible to participate. Participant contributions are adjusted annually. Key may provide a subsidy toward the cost of coverage for certain employees hired before 2001 with a minimum of 15 years of service at the time of termination. We use a separate VEBA trust to fund the retiree healthcare plan.

We also maintained a death benefit plan that provided a death benefit for a very limited number of (i) former Key employees who retired from their employment with Key prior to 1994; (ii) former Key employees who elect a grandfathered pension benefit under the KeyCorp Cash Balance Pension Plan; and (iii) Key employees who otherwise were provided a historical death benefit at the time of their termination. The death benefit plan was noncontributory, and we used a separate VEBA trust to fund the plan. In the fourth quarter of 2012, we used the assets of the VEBA trust to purchase insurance through a policy issued by a third-party insurance provider to fully fund the death benefits under the plan. All grandfathered employees’ death benefits are fully funded, administered, and paid by the third-party insurance provider, and the insurance company has accepted all funding obligations and administrative liability for the grandfathered employees’ death benefits. We accordingly terminated the death benefit plan and the VEBA trust effective December 31, 2012.

The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,

in millions	2012	2011
Net unrecognized losses (gains)	$5	$8
Net unrecognized prior service benefit	(7)	(8)
Total unrecognized AOCI	$(2)	—

During 2013, we expect to recognize $1 million of pre-tax AOCI resulting from prior service benefits as a reduction of other postretirement benefit cost.

The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,

in millions	2012	2011	2010
Service cost of benefits earned	$1	$1	$1
Interest cost on APBO	3	3	3
Expected return on plan assets	(3)	(3)	(3)
Amortization of prior service cost	(1)	(1)	(1)
Net postretirement benefit cost	—	—	—

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$(3)	$8	$1
Amortization of prior service cost	1	1	1
Total recognized in comprehensive income	$(2)	$9	$2

Total recognized in net postretirement benefit cost and comprehensive income	$(2)	$9	$2

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2012, and 2011.

The following table summarizes changes in the APBO.

Year ended December 31,

in millions	2012	2011
APBO at beginning of year	$81	$75
Service cost	1	1
Interest cost	3	3
Plan participants’ contributions	2	5
Actuarial losses (gains)	1	3
Benefit payments	(7)	(8)
Medicare retiree drug subsidy	—	2
Liability (gain)/loss due to settlement	(7)	—
APBO at end of year	$74	$81

The following table summarizes changes in FVA.

Year ended December 31,

in millions	2012	2011
FVA at beginning of year	$57	$61
Employer contributions	(1)	1
Plan participants’ contributions	2	5
Benefit payments	(7)	(8)
Transfer to insurer	(7)	—
Actual return on plan assets	7	(2)
FVA at end of year	$51	$57

The following table summarizes the funded status of the postretirement plans, which equals the amounts recognized in the balance sheets at December 31, 2012, and 2011.

December 31,

in millions	2012	2011
Funded status (a)	$(23)	$(24)
Accrued postretirement benefit cost recognized (b)	(23)	(24)

(a)	The shortage of the FVA under the APBO.

(b)	Consists entirely of noncurrent liabilities.

There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan. Consequently, there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2013, if any, will be minimal.

At December 31, 2012, we expect to pay the benefits from all funded and unfunded other postretirement plans as follows: 2013 — $5 million; 2014 — $5 million; 2015 — $5 million; 2016 — $5 million; 2017 — $5 million; and $24 million in the aggregate from 2018 through 2022.

To determine the APBO, we assumed weighted-average discount rates of 3.50% at December 31, 2012, and 4.00% at December 31, 2011.

To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2012	2011	2010
Discount rate	4.00%	4.75%	5.25%
Expected return on plan assets	5.58	5.45	5.46

The realized net investment income for the postretirement healthcare plan VEBA trust is subject to federal income taxes, which are reflected in the weighted-average expected return on plan assets shown above.

Our assumptions regarding healthcare cost trend rates are as follows:

December 31,	2012	2011
Healthcare cost trend rate assumed for the next year:
Under age 65	8.00%	8.50%
Age 65 and over	N/A	N/A
Rate to which the cost trend rate is assumed to decline	5.00	5.00
Year that the rate reaches the ultimate trend rate	2019	2019

Increasing or decreasing the assumed healthcare cost trend rate by one percentage point each future year would not have a material impact on net postretirement benefit cost or obligations since the postretirement plan has cost-sharing provisions and benefit limitations.

We estimate that we will recognize a credit of less than $1 million in net postretirement benefit cost for 2013, compared to a cost of less than $1 million for each of 2012 and 2011.

We estimate the expected returns on plan assets for the VEBA trust much the same way we estimate returns on our pension funds. The primary investment objectives of the VEBA trust are to obtain a market rate of return and to diversify the portfolios so it can satisfy the trust’s anticipated liquidity requirements. The following table shows the asset target allocation ranges prescribed by the trust’s investment policy.

Asset Class	Target Allocation Range 2012

Equity securities	70 - 90%
Fixed income securities	0 - 10
Convertible securities	0 - 10
Cash equivalents and other assets	10 - 30

Investments consist of common trust funds that invest in underlying assets in accordance with the target asset allocation ranges shown above. These investments are valued at their closing net asset value. Because net asset values are based primarily on observable inputs, most notably quoted prices for similar assets, these investments are classified as Level 2.

Although the VEBA trust’s investment policy conditionally permits the use of derivative contracts, we have not entered into any such contracts, and we do not expect to employ such contracts in the future.

The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2012, and 2011.

December 31, 2012

in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Common trust funds:
U.S. equity	—	$26	—	$26
International equity	—	8	—	8
Convertible securities	—	4	—	4
Short-term investments	—	4	—	4
Fixed income	—	2	—	2
Mutual funds — U.S. equity	—	7	—	7
Total net assets at fair value	—	$51	—	$51

December 31, 2011

in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Common trust funds:
U.S. equity	—	$36	—	$36
International equity	—	8	—	8
Convertible securities	—	4	—	4
Short-term investments	—	8	—	8
Fixed income	—	1	—	1
Total net assets at fair value	—	$57	—	$57

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer “actuarially equivalent” prescription drug coverage to retirees. Based on our application of the relevant regulatory formula, we expect that the prescription drug coverage related to our retiree healthcare benefit plan will not be actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2012, 2011, and 2010, federal subsidies received did not have a material effect on our APBO and net postretirement benefit cost.

The Patient Protection and Affordable Care Act and the Education Reconciliation Act of 2010, which were both signed into law in March 2010, changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefits under Medicare Part D. As a result of these laws, these subsidy payments become taxable in tax years beginning after December 31, 2012. The accounting guidance applicable to income taxes requires the impact of a change in tax law to be immediately recognized in the period that includes the enactment date. The changes to the tax law regarding these subsidies did not affect us as we did not have a deferred tax asset recorded for Medicare Part D subsidies received.

Employee 401(k) Savings Plan

A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 6% being eligible for matching contributions. Commencing January 1, 2010, an automatic enrollment feature was added to the plan for all new employees. The initial default percentage for employees is 2% and will increase by 1% at the beginning of each plan year until the default percent is 6% for plan years prior to January 1, 2012, and 10% for plan years on and after January 1, 2012. The plan also permits us to provide a discretionary annual profit sharing contribution. We accrued a 2.4% contribution for 2012 and made a 3% contribution for 2011 for eligible employees on December 31 of the respective plan years. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $68 million in 2012, $79 million in 2011, and $75 million in 2010.

20. Shareholders’ Equity

Comprehensive Capital Plan

As previously reported, as authorized by our Board and pursuant to our 2012 capital plan submitted to the Federal Reserve as part of CCAR and not objected to by the Federal Reserve, KeyCorp had authority to repurchase up to $344 million of our Common Shares for general repurchase and repurchases in connection with employee elections under our compensation and benefit programs. Our existing repurchase program does not have an expiration date. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2013. We have remaining authority to repurchase up to $88 million of our Common Shares for general repurchase and repurchases in connection with employee elections under our compensation and benefit programs.

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

Capital Adequacy

KeyCorp and KeyBank must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities and could make clients and potential investors less confident. As of December 31, 2012, KeyCorp and KeyBank met all regulatory capital requirements.

Federal banking regulators apply certain capital ratios to assign FDIC-insured depository institutions to one of five categories: “well capitalized,” “adequately capitalized,” undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” KeyCorp’s affiliate bank, KeyBank, qualified as “well capitalized” at December 31, 2012, since it exceeded the prescribed threshold ratios of 10.00% for total risk-based capital,

6.00% for Tier 1 risk-based capital, and 5.00% for Tier 1 leverage capital and was not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. We believe that there has not been any change in condition or event since that date that would cause KeyBank’s capital classification to change.

Bank holding companies are not assigned to any of the five capital categories applicable to insured depository institutions. However, if those categories applied to bank holding companies, we believe that KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2012. The capital categories defined in the Federal Deposit Insurance Act serve a limited regulatory function and may not accurately represent our overall financial condition or prospects.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well Capitalized Under Federal Deposit Insurance Act
dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2012

TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$12,066	15.13%	$6,379	8.00%	N/A	N/A

KeyBank	10,321	13.73	6,013	8.00	$7,516	10.00%

TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$9,689	12.15%	$3,189	4.00%	N/A	N/A

KeyBank	7,989	10.63	3,006	4.00	$4,510	6.00%

TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS

Key	$9,689	11.41%	$2,547	3.00%	N/A	N/A

KeyBank	7,989	9.69	3,299	4.00	$4,124	5.00%

December 31, 2011

TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$12,748	16.51%	$6,177	8.00%	N/A	N/A

KeyBank	11,656	15.98	5,822	8.00	$7,278	10.00%

TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$10,034	12.99%	$3,089	4.00%	N/A	N/A

KeyBank	8,997	12.35	2,911	4.00	$4,367	6.00%

TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS

Key	$10,034	11.79%	$2,554	3.00%	N/A	N/A

KeyBank	8,997	10.87	3,306	4.00	$4,133	5.00%

21. Line of Business Results

The specific lines of business that constitute each of the major business segments (operating segments) are described below.

Key Community Bank

Key Community Bank serves individuals and small to mid-sized businesses through its 14-state branch network.

Individuals are provided branch-based deposit and investment products, personal finance services and loans, including residential mortgages, home equity, credit card and various types of installment loans. In addition, financial, estate and retirement planning, asset management services, and Delaware Trust capabilities are offered to assist high-net-worth clients with their banking, trust, portfolio management, insurance, charitable giving, and related needs.

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

The table on the following pages shows selected financial data for our two major business segments for 2012, 2011, and 2010. This table is accompanied by supplementary information for our Key Corporate Bank business segment.

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

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business, or changes in our organizational structure.

Year ended December 31,	Key Community Bank			Key Corporate Bank
dollars in millions	2012	2011	2010	2012	2011	2010
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,436	$1,488	$1,618	$740	$711	$802
Noninterest income	773	746	772	869	867	839
Total revenue (TE) (a)	2,209	2,234	2,390	1,609	1,578	1,641
Provision (credit) for loan and lease losses	156	160	413	24	(198)	(28)
Depreciation and amortization expense	55	38	37	46	71	94
Other noninterest expense	1,920	1,787	1,780	818	809	905
Income (loss) from continuing operations before income taxes (TE)	78	249	160	721	896	670
Allocated income taxes (benefit) and TE adjustments	(28)	37	5	265	327	244
Income (loss) from continuing operations	106	212	155	456	569	426
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	106	212	155	456	569	426
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	3	1	(1)
Net income (loss) attributable to Key	$106	$212	$155	$453	$568	$427

AVERAGE BALANCES (b)
Loans and leases	$27,830	$26,308	$27,044	$18,871	$17,403	$20,372
Total assets (a)	31,519	29,744	30,254	22,989	21,548	24,349
Deposits	48,925	47,893	49,653	12,631	10,795	12,235
Net loan charge-offs (b)	$204	$286	509	$64	$138	607
Return on average allocated equity (b)	3.60%	6.62%	4.38%	25.74%	25.04%	13.56%
Return on average allocated equity	3.60	6.62	4.38	25.74	25.04	13.56
Average full-time equivalent employees (c)	8,927	8,540	8,310	2,134	2,149	2,100

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments			Total Segments			Reconciling Items			Key
2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010

$105	$73	$95	$2,281	$2,272	$2,515	$7	$20	$ 22	$2,288	$2,292	$2,537
344	234	327	1,986	1,847	1,938	(19)	(39)	16	1,967	1,808	1,954
449	307	422	4,267	4,119	4,453	(12)	(19)	38	4,255	4,100	4,491
50	(17)	260	230	(55)	645	(1)	(5)	(7)	229	(60)	638
9	18	38	110	127	169	140	143	161	250	270	330
65	81	157	2,803	2,677	2,842	(146)	(157)	(138)	2,657	2,520	2,704
325	225	(33)	1,124	1,370	797	(5)	—	22	1,119	1,370	819
76	39	(63)	313	403	186	(50)	(9)	26	263	394	212
249	186	30	811	967	611	45	9	(4)	856	976	607
—	—	—	—	—	—	9	(44)	(23)	9	(44)	(23)
249	186	30	811	967	611	54	(35)	(27)	865	932	584
4	11	31	7	12	30	—	—	—	7	12	30
$245	$175	$(1)	$804	$955	$581	$54	$(35)	$(27)	$858	$920	$554

$3,612	$4,842	$6,513	$50,313	$48,553	$53,929	$49	$53	$42	$50,362	$48,606	$53,971
25,733	29,672	30,823	80,241	80,964	85,426	650	1,129	2,048	80,891	82,093	87,474
428	725	1,597	61,984	59,413	63,485	(149)	(150)	(93)	61,835	59,263	63,392
$ 77	$117	$454	$345	$541	$1,570	—	$—	$—	$345	$541	$1,570
37.01%	21.85%	(0.09)%	14.99%	15.23%	7.49%	.94%	.23%	(0.13)%	8.37%	9.51%	5.30%
37.01	21.85	(0.09)	14.99	15.23	7.49	1.13	(.91)	(0.86)	8.46	9.08	5.08
5	24	187	11,066	10,713	10,597	4,523	4,668	5,013	15,589	15,381	15,610

Supplementary information (Key Corporate Bank lines of business)

Year ended December 31,	Real Estate Capital and Corporate Banking Services			Equipment Finance			Institutional and Capital Markets
dollars in millions	2012	2011	2010	2012	2011	2010	2012	2011	2010
Total revenue (TE)	$701	$679	$702	$232	$256	$250	$676	$643	$689
Provision (credit) for loan and lease losses	15	(109)	34	(2)	(79)	(15)	11	(10)	(47)
Noninterest expense	251	259	394	145	191	201	468	430	404
Net income (loss) attributable to Key	269	333	173	56	90	40	128	145	214
Average loans and leases	7,503	7,704	10,865	4,982	4,617	4,557	6,386	5,082	4,950
Average loans held for sale	361	190	178	16	5	5	123	107	131
Average deposits	9,440	7,775	9,764	7	9	4	3,184	3,011	2,467
Net loan charge-offs	57	119	509	11	11	67	(4)	8	31
Net loan charge-offs to average loans	.76%	1.54%	4.68%	.22%	.24%	1.47%	(.06)%	.16%	.63%
Nonperforming assets at period end	$136	$209	$442	$26	$41	$68	$13	$44	$65
Return on average allocated equity	32.93%	27.70%	9.21%	22.31%	27.36%	10.64%	18.50%	19.67%	23.94%
Average full-time equivalent employees	950	948	924	384	436	452	800	765	724

22. Condensed Financial Information of the Parent Company

CONDENSED BALANCE SHEETS

December 31, in millions	2012	2011
ASSETS
Cash and due from banks and interest-bearing deposits	$2,206	$2,114
Loans and advances to:
Banks	90	—
Nonbank subsidiaries	619	713
Total loans and advances	709	713
Investment in subsidiaries:
Banks	9,155	10,114
Nonbank subsidiaries	707	689
Total investment in subsidiaries	9,862	10,803
Accrued income and other assets	1,151	1,153
Total assets	$13,928	$14,783

LIABILITIES
Accrued expense and other liabilities	$573	$579
Long-term debt due to:
Subsidiaries	431	1,225
Unaffiliated companies	2,653	3,074
Total long-term debt	3,084	4,299
Total liabilities	3,657	4,878

SHAREHOLDERS’ EQUITY (a)	10,271	9,905
Total liabilities and shareholders’ equity	$13,928	$14,783

(a)	See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,

in millions	2012	2011	2010
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$1,775	—	—
Nonbank subsidiaries	—	$345	$25
Interest income from subsidiaries	36	67	99
Other income	66	18	32
Total income	1,877	430	156
EXPENSE
Interest on long-term debt with subsidiary trusts	29	53	54
Interest on other borrowed funds	86	89	67
Personnel and other expense	91	178	121
Total expense	206	320	242
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	1,671	110	(86)
Income tax benefit	57	73	38
Income (loss) before equity in net income (loss) less dividends from subsidiaries	1,728	183	(48)
Equity in net income (loss) less dividends from subsidiaries (a)	(863)	749	632
NET INCOME (LOSS)	865	932	584
Less: Net income attributable to noncontrolling interests	7	12	30
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$858	$920	$554

(a)	Includes results of discontinued operations described in Note 13 (“Acquisitions and Discontinued Operations”).

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,

in millions	2012	2011	2010
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$858	$920	$ 554
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	17	(39)	(23)
Equity in net (income) loss less dividends from subsidiaries (a)	863	(749)	(632)
Net increase in other assets	(158)	(130)	(186)
Net increase (decrease) in other liabilities	85	(43)	(27)
Other operating activities, net	13	83	93
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,678	42	(221)
INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits (b)	(2,048)	3,207	163
Purchases of securities available for sale	(34)	(18)	(31)
Proceeds from sales, prepayments and maturities of securities available for sale	1	32	32
Net decrease in loans and advances to subsidiaries	36	939	170
Net (increase) decrease in investments in subsidiaries	—	2	(77)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,045)	4,162	257
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,000	750
Payments on long-term debt	(1,149)	(1,043)	(602)
Repurchase of Treasury Shares	(251)	—	—
Series B Preferred Stock — TARP redemption	—	(2,500)	—
Repurchase of common stock warrant	—	(70)	—
Net proceeds from the issuance of common shares and preferred stock	2	604	—
Cash dividends paid	(191)	(164)	(184)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,589)	(2,173)	(36)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS (b)	(1,956)	2,031	—
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	2,031	—	—
CASH AND DUE FROM BANKS AT END OF YEAR	$75	$2,031	—

(a)	Includes results of discontinued operations described in Note 13.

(b)	During 2011, we shut down the Eurosweep (interest bearing) deposit account and moved the deposits to an interest bearing account within the parent company.

KeyCorp paid interest on borrowed funds totaling $113 million in 2012, $151 million in 2011, and $131 million in 2010.

23. Subsequent Event (Unaudited)

On February 21, 2013, Key announced that it has agreed to sell its investment management subsidiary Victory Capital Management and its broker-dealer affiliate Victory Capital Advisors (collectively, “Victory”) to a private equity fund sponsored by Crestview Partners for $246 million in cash and debt, subject to adjustment at closing. Victory is a part of Key Corporate Bank, and therefore has no goodwill associated with it. The purchase price will consist of $201 million of cash and a $45 million seller note payable to Key. The final value of the note will be determined at the end of 2013. The sale is expected to close during the third quarter of 2013. It was approved by the Victory Mutual Fund Board of Directors and is subject to customary closing conditions and consents of the Victory Mutual Fund Shareholders and certain investment advisory clients. At the time of closing, we will record cash for the consideration received, a note receivable equal to the amount expected to be collected and will remove Victory-related balance sheet assets and liabilities which will be included in the calculation of a gain (loss) on disposition. On the closing date, Key estimates an after-tax gain in the range of $145 million to $155 million, subject to the final note valuation. The business to be sold represented $112 million in revenue and $88 million in expense of Key’s financial results in 2012. The sale of Victory will not have a material impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8 on pages 102. 103, and 104, respectively.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the sections captioned “PROPOSAL ONE — ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” and “OWNERSHIP OF KEYCORP COMMON SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” contained in KeyCorp’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 16, 2013 and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 4, 2013.

KeyCorp has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Charles P. Cooley, Ruth Ann M. Gillis, Kristen L. Manos, and Bill R. Sanford are members of the Audit Committee. The Board of Directors has determined that Mr. Cooley, Ms. Gillis and Mr. Sanford each qualify as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and that each member of the Audit Committee is “independent,” as that term is defined in Section 303A.02 of the New York Stock Exchange’s listing standards.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION AND ORGANIZATION COMMITTEE REPORT,” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES — Oversight of Compensation Related Risks” contained in KeyCorp’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 16, 2013, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the section captioned “OWNERSHIP OF KEYCORP COMMON SHARES” contained in KeyCorp’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 16, 2013, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the sections captioned “THE BOARD OF DIRECTORS AND ITS COMMITTEES — Director Independence” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES — Related Party Transactions” contained in KeyCorp’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 16, 2013, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the sections captioned “AUDIT MATTERS — Ernst & Young’s Fees” contained in KeyCorp’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 16, 2013, and is incorporated herein by reference.

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

(a) (3) Exhibits*

3.1	Amended and Restated Articles of Incorporation of KeyCorp, filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
3.2	Amended and Restated Regulations of KeyCorp, effective May 19, 2011, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
10.1	Form of Award of KeyCorp Officer Grant (effective March 12, 2009), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.
10.2	Form of Award of KeyCorp Officer Grant (Award of Restricted Stock) (effective February 18, 2010), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
10.3	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.4	Form of Award of Executive Officer Grants (2011-2013), filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
10.5	Form of Award of KeyCorp Executive Officer Grants (Award of Cash Performance Shares and Above-Target Performance Shares) (2012-2014), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2011, and incorporated herein by reference..
10.6	Form of Award of KeyCorp Executive Officer Grants (Award of Cash Performance Shares and Above-Target Performance Shares) (2013-2015).
10.7	Form of Award of KeyCorp Executive Officer Grants (Award of Restricted Stock Units) (effective March 1, 2013).
10.8	Form of Award of KeyCorp Executive Officer Grants (Award of Stock Options) (effective March 1, 2013).
10.9	Amended Employment Agreement between KeyCorp and Henry L. Meyer III, dated as of September 1, 2009, filed as Exhibit 10.1 to Form 8-K filed December 4, 2009, and incorporated herein by reference.

10.10	Letter Agreement between Henry L. Meyer III and KeyCorp, dated as of March 24, 2011, filed as Exhibit 10.1 to Form 8-K filed March 25, 2011, and incorporated herein by reference.
10.11	Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of March 8, 2012, filed as Exhibit 10.1 to Form 8-K filed March 8, 2012, and incorporated herein by reference.
10.12	Form of Change of Control Agreement (Tier II Executives) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of April 15, 2012, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.
10.13	KeyCorp Annual Incentive Plan (January 1, 2011 Restatement), filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.
10.14	KeyCorp 2011 Annual Performance Plan, filed as Appendix A to Schedule 14A filed on April 5, 2011, and incorporated herein by reference.
10.15	KeyCorp Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003), filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.16	KeyCorp 2004 Equity Compensation Plan filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.17	KeyCorp 2010 Equity Compensation Plan filed as Appendix A to Schedule 14A filed on April 2, 2010, and incorporated herein by reference.
10.18	KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001, filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.19	Amended and Restated Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.20	Amendment to the Director Deferred Compensation Plan filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.21	KeyCorp Amended and Restated Second Director Deferred Compensation Plan, effective as of December 31, 2008, filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.22	KeyCorp Directors’ Deferred Share Plan, effective as of December 31, 2008, filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.23	KeyCorp Excess Cash Balance Pension Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.24	First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.25	Second Amendment to KeyCorp Excess Cash Balance Pension Plan, effective January 1, 2003, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.26	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.27	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan, effective as of December 31, 2007.
10.28	KeyCorp Second Excess Cash Balance Pension Plan filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.29	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10.30	Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988, filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.31	KeyCorp Deferred Equity Allocation Plan filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.32	KeyCorp Deferred Savings Plan filed as Exhibit 10.48 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.33	KeyCorp Second Supplemental Retirement Plan filed as Exhibit 10.49 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
10.34	KeyCorp Deferred Cash Award Plan filed as Exhibit 10.50 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
12	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.

KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders. All documents listed as Exhibits 10.1 through 10.34 constitute management contracts or compensatory plans or arrangements.

* Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are filed with this Form 10-K. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-0127-1113, Cleveland, OH 44114-1306.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Thomas C. Stevens
Thomas C. Stevens
Vice Chairman and Chief Administrative Officer
February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

*Beth E. Mooney	Chairman, Chief Executive Officer (Principal Executive Officer), President and Director

*Jeffrey B. Weeden	Chief Financial Officer (Principal Financial Officer)

*Robert L. Morris	Chief Accounting Officer (Principal Accounting Officer)

*Edward P. Campbell	Director
*Joseph A. Carrabba	Director
*Charles P. Cooley	Director
*Alexander M. Cutler	Director
*H. James Dallas	Director
*Elizabeth R. Gile	Director
*Ruth Ann M. Gillis	Director
*William G. Gisel Jr.	Director
*Richard J. Hipple	Director
*Kristen L. Manos	Director
*Bill R. Sanford	Director
*Barbara R. Snyder	Director
*Thomas C. Stevens	Director

/s/ Paul N. Harris
* By Paul N. Harris, attorney-in-fact
February 26, 2013