Form 10-Q
period 2013-03-15
KEYCORP /NEW/
filed 2013-05-01
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2013

Commission File Number 1-11302

Exact name of registrant as specified in its charter:

Ohio	34-6542451
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number:

127 Public Square, Cleveland, Ohio	44114-1306
Address of principal executive offices:	Zip Code:

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	920,510,321 Shares
Title of class	Outstanding at April 30, 2013

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation”), that begins on page 11.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets

in millions, except per share data	March 31, 2013	December 31, 2012	March 31, 2012

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$621	$584	$415
Short-term investments	3,081	3,940	3,605
Trading account assets	701	605	614
Securities available for sale	13,496	12,094	14,633
Held-to-maturity securities (fair value: $3,779, $3,992 and $3,052)	3,721	3,931	3,019
Other investments	1,059	1,064	1,188
Loans, net of unearned income of $923, $957 and $1,282	52,574	52,822	49,226
Less: Allowance for loan and lease losses	893	888	944

Net loans	51,681	51,934	48,282
Loans held for sale	434	599	511
Premises and equipment	930	965	937
Operating lease assets	309	288	335
Goodwill	979	979	917
Other intangible assets	159	171	15
Corporate-owned life insurance	3,352	3,333	3,270
Derivative assets	609	693	830
Accrued income and other assets (including $50 of consolidated
LIHTC guaranteed funds VIEs, see Note 9)(a)	2,884	2,774	3,070
Discontinued assets (including $2,358 of consolidated education loan securitization trust VIEs (see Note 9) and $154 of loans in portfolio at fair value)(a)	5,182	5,282	5,790

Total assets	$89,198	$89,236	$87,431

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$32,700	$32,380	$29,124
Savings deposits	2,546	2,433	2,075
Certificates of deposit ($100,000 or more)	2,998	2,879	3,984
Other time deposits	4,324	4,575	5,848

Total interest-bearing	42,568	42,267	41,031
Noninterest-bearing	21,564	23,319	19,606
Deposits in foreign office — interest-bearing	522	407	857

Total deposits	64,654	65,993	61,494
Federal funds purchased and securities sold under repurchase agreements	1,950	1,609	1,846
Bank notes and other short-term borrowings	378	287	324
Derivative liabilities	524	584	754
Accrued expense and other liabilities	1,352	1,387	1,424
Long-term debt	7,785	6,847	8,898
Discontinued liabilities (including $2,151 of consolidated education loan securitization trust VIEs at fair value, see Note 9)(a)	2,176	2,220	2,575

Total liabilities	78,819	78,927	77,315

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839 and 2,904,839 shares	291	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905 and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	4,059	4,126	4,116
Retained earnings	7,065	6,913	6,411
Treasury stock, at cost (94,388,605, 91,201,285 and 60,868,267)	(1,930)	(1,952)	(1,717)
Accumulated other comprehensive income (loss)	(162)	(124)	(19)

Key shareholders’ equity	10,340	10,271	10,099
Noncontrolling interests	39	38	17

Total equity	10,379	10,309	10,116

Total liabilities and equity	$89,198	$89,236	$87,431

(a)	The assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
dollars in millions, except per share amounts	2013	2012

INTEREST INCOME
Loans	$548	$536
Loans held for sale	4	5
Securities available for sale	80	116
Held-to-maturity securities	18	12
Trading account assets	6	6
Short-term investments	2	1
Other investments	9	8

Total interest income	667	684

INTEREST EXPENSE
Deposits	45	77
Federal funds purchased and securities sold under repurchase agreements	1	1
Bank notes and other short-term borrowings	1	2
Long-term debt	37	51

Total interest expense	84	131

NET INTEREST INCOME	583	553
Provision (credit) for loan and lease losses	55	42

Net interest income (expense) after provision for loan and lease losses	528	511

NONINTEREST INCOME (a)
Trust and investment services income	95	96
Investment banking and debt placement fees	79	61
Service charges on deposit accounts	69	68
Operating lease income and other leasing gains	23	52
Corporate services income	45	44
Cards and payments income	37	29
Corporate-owned life insurance income	30	30
Consumer mortgage income	7	9
Net gains (losses) from principal investing	8	35
Other income (b)	32	18

Total noninterest income	425	442

NONINTEREST EXPENSE
Personnel	391	372
Net occupancy	64	64
Computer processing	39	41
Business services and professional fees	35	37
Equipment	26	26
Operating lease expense	12	17
Marketing	6	13
FDIC assessment	8	8
Intangible asset amortization on credit cards	8	—
Other intangible asset amortization	4	1
Provision (credit) for losses on lending-related commitments	3	—
OREO expense, net	3	6
Other expense	82	94

Total noninterest expense	681	679

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	272	274
Income taxes	70	73

INCOME (LOSS) FROM CONTINUING OPERATIONS	202	201
Income (loss) from discontinued operations, net of taxes of $4 and ($1) (see Note 11)	3	(1)

NET INCOME (LOSS)	205	200
Less: Net income (loss) attributable to noncontrolling interests	1	—

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$204	$200

Income (loss) from continuing operations attributable to Key common shareholders	$196	$195
Net income (loss) attributable to Key common shareholders	199	194

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.21
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (c)	.22	.20

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.20
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (c)	.21	.20

Cash dividends declared per common share	$.05	$.03

Weighted-average common shares outstanding (000)	920,316	949,342
Weighted-average common shares and potential common shares outstanding (000) (d)	926,051	953,971

(a)	The noninterest income line items have been changed for the current quarter and all prior quarters to reflect Key’s current business mix.

(b)	For the three months ended March 31, 2013 and 2012, we did not have any impairment losses related to securities.

(c)	EPS may not foot due to rounding.

(d)	Assumes conversion of stock options and/or Preferred Series A, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
in millions	2013	2012

Net income (loss)	$205	$200
Other comprehensive income (loss), net of tax:

Net unrealized gains (losses) on securities available for sale, net of income taxes of ($13) and ($6)	(22)	(11)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($5) and $7	(8)	12
Foreign currency translation adjustments, net of income taxes	(11)	6
Net pension and postretirement benefit costs, net of income taxes	3	2

Total other comprehensive income (loss), net of tax	(38)	9

Comprehensive income (loss)	167	209
Less: Comprehensive income attributable to noncontrolling interests	1	—

Comprehensive income (loss) attributable to Key	$166	$209

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2011	2,905	953,008	$291	$1,017	$4,194	$6,246	$(1,815)	$(28)	$17
Net income (loss)						200
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($6)								(11)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $7								12
Foreign currency translation adjustments, net of income taxes								6
Net pension and postretirement benefit costs, net of income taxes								2
Deferred compensation					4
Cash dividends declared on common shares ($.03 per share)						(29)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($1.9375 per share)						(6)
Common shares reissued (returned) for stock options and other employee benefit plans		3,094			(82)		98

BALANCE AT MARCH 31, 2012	2,905	956,102	$291	$1,017	$4,116	$6,411	$(1,717)	$(19)	$17

BALANCE AT DECEMBER 31, 2012	2,905	925,769	$291	$1,017	$4,126	$6,913	$(1,952)	$(124)	$38
Net income (loss)						204			1
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($13)								(22)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($5)								(8)
Foreign currency translation adjustments, net of income taxes								(11)
Net pension and postretirement benefit costs, net of income taxes								3
Deferred compensation					4
Cash dividends declared on common shares ($.05 per share)						(47)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($1.9375 per share)						(5)
Common shares repurchased		(6,790)					(65)
Common shares reissued (returned) for stock options and other employee benefit plans		3,602			(71)		87

BALANCE AT MARCH 31, 2013	2,905	922,581	$291	$1,017	$4,059	$7,065	$(1,930)	$(162)	$39

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
in millions	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$205	$200
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	55	42
Depreciation, amortization and accretion expense, net	61	48
FDIC (payments) net of FDIC expense	7	7
Deferred income taxes (benefit)	32	28
Net losses (gains) and writedown on OREO	3	6
Net losses (gains) from loan sales	(31)	(22)
Net losses (gains) from principal investing	(8)	(35)
Provision (credit) for losses on lending-related commitments	3	—
(Gains) losses on leased equipment	(5)	(27)
Net decrease (increase) in loans held for sale excluding loan transfers from continuing operations	(1,093)	(912)
Net decrease (increase) in trading account assets	(96)	9
Other operating activities, net	(206)	(435)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,073)	(1,091)
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments	859	(86)
Purchases of securities available for sale	(2,755)	(2)
Proceeds from sales of securities available for sale	3	—
Proceeds from prepayments and maturities of securities available for sale	1,315	1,364
Proceeds from prepayments and maturities of held-to-maturity securities	210	96
Purchases of held-to-maturity securities	—	(1,005)
Purchases of other investments	(11)	(16)
Proceeds from sales of other investments	3	2
Proceeds from prepayments and maturities of other investments	20	24
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	156	202
Proceeds from loan sales	1,345	1,195
Purchases of premises and equipment	(10)	(26)
Proceeds from sales of premises and equipment	8	—
Proceeds from sales of other real estate owned	5	12

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,148	1,760
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,339)	(462)
Net increase (decrease) in short-term borrowings	433	122
Net proceeds from issuance of long-term debt	1,007	—
Payments on long-term debt	(30)	(572)
Repurchase of Treasury Shares	(65)	—
Net proceeds from issuance of common shares	8	—
Cash dividends paid	(52)	(35)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(38)	(947)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	37	(278)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	584	693

CASH AND DUE FROM BANKS AT END OF PERIOD	$621	$415

Additional disclosures relative to cash flows:
Interest paid	$110	$101
Income taxes paid (refunded)	25	3
Noncash items:
Loans transferred to portfolio from held for sale	—	$19
Loans transferred to other real estate owned	$7	5

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

References to our “2012 Form 10-K” refer to our Form 10-K for the year ended December 31, 2012, that has been filed with the U.S. Securities and Exchange Commission and is available on its website (www.sec.gov) or on our website (www.key.com/ir).

ABO: Accumulated benefit obligation.

AICPA: American Institute of Certified Public Accountants.

ALCO: Asset/Liability Management Committee.

ALLL: Allowance for loan and lease losses.

A/LM: Asset/liability management.

AOCI: Accumulated other comprehensive income (loss).

APBO: Accumulated postretirement benefit obligation.

Austin: Austin Capital Management, Ltd.

BHCA: Bank Holding Company Act of 1956, as amended.

BHCs: Bank holding companies.

CCAR: Comprehensive Capital Analysis and Review.

CFPB: Bureau of Consumer Financial Protection.

CFTC: Commodities Futures Trading Commission.

CMO: Collateralized mortgage obligation.

Common Shares: Common Shares, $1 par value.

CPP: Capital Purchase Program of the U.S. Treasury.

DIF: Deposit Insurance Fund of the FDIC.

Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

ERISA: Employee Retirement Income Security Act of 1974.

ERM: Enterprise risk management.

EVE: Economic value of equity.

FASB: Financial Accounting Standards Board.

FDIA: Federal Deposit Insurance Act, as amended.

FDIC: Federal Deposit Insurance Corporation.

Federal Reserve: Board of Governors of the Federal Reserve System.

FHFA: Federal Housing Finance Agency.

FHLMC: Federal Home Loan Mortgage Corporation.

FINRA: Financial Industry Regulatory Authority.

FNMA: Federal National Mortgage Association.

FOMC: Federal Open Market Committee of the Federal Reserve Board.

FSOC: Financial Stability Oversight Council.

FVA: Fair value of pension plan assets.

GAAP: U.S. generally accepted accounting principles.

GNMA: Government National Mortgage Association.

HUD: U.S. Department of Housing and Urban Development.

IRS: Internal Revenue Service.

ISDA: International Swaps and Derivatives Association.

KAHC: Key Affordable Housing Corporation.

LIBOR: London Interbank Offered Rate.

LIHTC: Low-income housing tax credit.

LILO: Lease in, lease out transaction.

Moody’s: Moody’s Investor Services, Inc.

N/A: Not applicable.

NASDAQ: The NASDAQ Stock Market LLC.

N/M: Not meaningful.

NOW: Negotiable Order of Withdrawal.

NPR: Notice of proposed rulemaking.

NYSE: New York Stock Exchange.

OCC: Office of the Comptroller of the Currency.

OCI: Other comprehensive income (loss).

OFR: Office of Financial Research of the U.S. Department of Treasury.

OREO: Other real estate owned.

OTTI: Other-than-temporary impairment.

QSPE: Qualifying special purpose entity.

PBO: Projected benefit obligation.

PCCR: Purchased credit card relationship.

PCI: Purchased credit impaired.

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

SILO: Sale in, lease out transaction.

SPE: Special purpose entity.

TDR: Troubled debt restructuring.

TE: Taxable equivalent.

U.S. Treasury: United States Department of the Treasury.

VaR: Value at risk.

VEBA: Voluntary Employee Beneficiary Association.

Victory: Victory Capital Management and/or Victory Capital Advisors

VIE: Variable interest entity.

XBRL: eXtensible Business Reporting Language.

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Some previously reported amounts have been reclassified to conform to current reporting practices. The noninterest income line items reported on the consolidated statements of income have been changed for the current quarter and all prior quarters to reflect our current business mix.

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

We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2012 Form 10-K.

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

Accounting Guidance Adopted in 2013

Testing indefinite-lived intangible assets for impairment.  In July 2012, the FASB issued new accounting guidance that simplifies how an entity tests indefinite-lived intangible assets other than goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether further testing for impairment of indefinite-lived intangible assets other than goodwill is required. This accounting guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Offsetting disclosures.  In December 2011, the FASB issued new accounting guidance that requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on the entity’s financial position. In January 2013, the FASB issued new accounting guidance that clarified the scope of the guidance to include derivatives, repurchase and reverse repurchase agreements, and securities lending and borrowing transactions. This accounting guidance was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (effective January 1, 2013, for us). Information about our offsetting and related arrangements is provided in Note 12 (“Securities Financing Activities”).

Reporting of amounts reclassified out of AOCI.  In February 2013, the FASB issued new accounting guidance that requires reclassifications of amounts out of AOCI to be reported in a new format. It will not require the reporting of any information that is not currently required to be disclosed under existing GAAP. This accounting guidance was effective prospectively for reporting periods beginning after December 15, 2012 (effective January 1, 2013, for us). The disclosures required by this accounting guidance are provided in Note 16 (“Accumulated Other Comprehensive Income”).

Accounting Guidance Pending Adoption at March 31, 2013

Reporting of cumulative translation adjustments upon the derecognition of certain investments.    In March 2013, the FASB issued new accounting guidance that addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This accounting guidance will be effective prospectively for reporting periods beginning after December 15, 2013 (effective January 1, 2014, for us). The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

2.  Earnings Per Common Share

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2013	2012

EARNINGS
Income (loss) from continuing operations	$202	$201
Less: Net income (loss) attributable to noncontrolling interests	1	—

Income (loss) from continuing operations attributable to Key	201	201
Less: Dividends on Series A Preferred Stock	5	6

Income (loss) from continuing operations attributable to Key common shareholders	196	195
Income (loss) from discontinued operations, net of taxes (a)	3	(1)

Net income (loss) attributable to Key common shareholders	$199	$194

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	920,316	949,342
Effect of dilutive convertible preferred stock, common share options and other stock awards (000)	5,735	4,629

Weighted-average common shares and potential common shares outstanding (000)	926,051	953,971

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.21
Income (loss) from discontinued operations, net of taxes (a)	—	—
Net income (loss) attributable to Key common shareholders (b)	.22	.20

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.21	$.20
Income (loss) from discontinued operations, net of taxes (a)	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.21	.20

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank National Association. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations see Note 11 (“Acquisitions and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

3.  Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	March 31, 2013	December 31, 2012	March 31, 2012

Commercial, financial and agricultural (a)	$23,412	$23,242	$20,217
Commercial real estate:
Commercial mortgage	7,544	7,720	7,807
Construction	1,057	1,003	1,273

Total commercial real estate loans	8,601	8,723	9,080
Commercial lease financing	4,796	4,915	5,325

Total commercial loans	36,809	36,880	34,622
Residential — prime loans:
Real estate — residential mortgage	2,176	2,174	1,967
Home equity:
Key Community Bank	9,809	9,816	9,153
Other	401	423	507

Total home equity loans	10,210	10,239	9,660

Total residential — prime loans	12,386	12,413	11,627
Consumer other — Key Community Bank	1,353	1,349	1,212
Credit cards	693	729	—
Consumer other:
Marine	1,254	1,358	1,654
Other	79	93	111

Total consumer other	1,333	1,451	1,765

Total consumer loans	15,765	15,942	14,604

Total loans (b) (c)	$52,574	$52,822	$49,226

(a)	March 31, 2013 and December 31, 2012 loan balances includes $93 million and $90 million of commercial credit card balances, respectively.

(b)	Excluded at March 31, 2013, December 31, 2012, and March 31, 2012, are loans in the amount of $5.1 billion, $5.2 billion and $5.7 billion, respectively, related to the discontinued operations of the education lending business.

(c)	March 31, 2013 includes purchased loans of $204 million of which $22 million were PCI loans. December 31, 2012 includes purchased loans of $217 million of which $23 million were PCI loans.

Our loans held for sale are summarized as follows:

in millions	March 31, 2013	December 31, 2012	March 31, 2012

Commercial, financial and agricultural	$180	$29	$28
Real estate — commercial mortgage	196	477	362
Real estate — construction	—	—	15
Commercial lease financing	9	8	30
Real estate — residential mortgage	49	85	76

Total loans held for sale	$434	$599	$511

Our quarterly summary of changes in loans held for sale as follows:

in millions	March 31, 2013	December 31, 2012	March 31, 2012

Balance at beginning of the period	$599	$628	$728
New originations	1,075	1,686	935
Transfers from held to maturity, net	19	38	19
Loan sales	(1,257)	(1,747)	(1,168)
Loan draws (payments), net	—	(4)	(3)
Transfers to OREO / valuation adjustments	(2)	(2)	—

Balance at end of period	$434	$599	$511

4. Asset Quality

We manage our exposure to credit risk by closely monitoring loan performance trends and general economic conditions. A key indicator of the potential for future credit losses is the level of nonperforming assets and past due loans.

Our nonperforming assets and past due loans were as follows:

in millions	March 31, 2013	December 31, 2012	March 31, 2012

Total nonperforming loans (a), (b)	$650	$674	$666
Nonperforming loans held for sale	23	25	24
OREO	21	22	61
Other nonperforming assets	11	14	16

Total nonperforming assets	$705	$735	$767

Nonperforming assets from discontinued operations - education lending (c)	$15	$20	$19

Restructured loans included in nonperforming loans (a)	$178	$249	$184
Restructured loans with an allocated specific allowance (d)	52	114	47
Specifically allocated allowance for restructured loans (e)	30	33	18

Accruing loans past due 90 days or more	$83	$78	$169
Accruing loans past due 30 through 89 days	368	424	420

(a)	December 31, 2012, includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed, as addressed in updated regulatory guidance issued in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

(b)	March 31, 2013 and December 31, 2012, excludes $22 million and $23 million of PCI loans, respectively.

(c)	Includes approximately $4 million and $3 million of restructured loans at March 31, 2013 and December 31, 2012, respectively. There were no additional restructured loans at March 31, 2012. See Note 11 (“Acquisitions and Discontinued Operations”) for further discussion.

(d)	Included in individually impaired loans allocated a specific allowance.

(e)	Included in allowance for individually evaluated impaired loans.

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

At March 31, 2013, the outstanding unpaid principal balance and carrying value of all PCI loans was $29 million and $22 million, respectively. Changes in the accretable yield during 2013 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $4 million at March 31, 2013.

At March 31, 2013, the approximate carrying amount of our commercial nonperforming loans outstanding represented 63% of their original contractual amount, total nonperforming loans outstanding represented 76% of their original contractual amount owed, and nonperforming assets in total were carried at 73% of their original contractual amount.

At March 31, 2013, our twenty largest nonperforming loans totaled $194 million, representing 30% of total loans on nonperforming status from continuing operations. At March 31, 2012, the twenty largest nonperforming loans totaled $215 million, representing 32% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $6 million for the three months ended March 31, 2013, and $25 million for the year ended December 31, 2012.

The following tables set forth a further breakdown of individually impaired loans as of March 31, 2013, December 31, 2012 and March 31, 2012:

March 31, 2013 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment

With no related allowance recorded:
Commercial, financial and agricultural	$93		$131		—	$63
Commercial real estate:
Commercial mortgage	87		140		—	88
Construction	48		175		—	48

Total commercial real estate loans	135		315		—	136

Total commercial loans with no related allowance recorded	228		446		—	199

Real estate — residential mortgage	15		15		—	18

Home equity:
Key Community Bank	64		64		—	65
Other	2		2		—	2

Total home equity loans	66		66		—	67
Consumer other:
Marine	3		3		—	1

Total consumer other	3		3		—	1

Total consumer loans	84		84		—	86

Total loans with no related allowance recorded	312		530		—	285

With an allowance recorded:
Commercial, financial and agricultural	15		23		$8	24
Commercial real estate:
Commercial mortgage	9		9		3	8
Construction	—		9		—	—

Total commercial real estate loans	9		18		3	8

Total commercial loans with an allowance recorded	24		41		11	32

Real estate — residential mortgage	18		18		1	18

Home equity:
Key Community Bank	26		25		14	24
Other	10		10		—	10

Total home equity loans	36		35		14	34

Consumer other — Key Community Bank	3		3		1	2
Credit cards	4		4		1	3
Consumer other:
Marine	47		47		5	53
Other	1		1		1	1

Total consumer other	48		48		6	54

Total consumer loans	109		108		23	111

Total loans with an allowance recorded	133		149		34	143

Total	$445		$679		$34	$428

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

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

March 31, 2012 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment

With no related allowance recorded:
Commercial, financial and agricultural	$77		$189		—	$83
Commercial real estate:
Commercial mortgage	113		252		—	106
Construction	47		164		—	39

Total commercial real estate loans	160		416		—	145

Total commercial loans with no related allowance recorded	237		605		—	228

Real estate — residential mortgage	—		—		—	—

Home equity:
Key Community Bank	—		—		—	—
Other	—		—		—	—

Total home equity loans	—		—		—	—

Consumer other — Key Community Bank	—		—		—	—
Credit cards	—		—		—	—
Consumer other:
Marine	—		—		—	—
Other	—		—		—	—

Total consumer other	—		—		—	—

Total consumer loans	—		—		—	—

Total loans with no related allowance recorded	237		605		—	228

With an allowance recorded:
Commercial, financial and agricultural	49		60		$19	55
Commercial real estate:
Commercial mortgage	69		111		16	83
Construction	4		4		3	8

Total commercial real estate loans	73		115		19	91
Commercial lease financing	—		—		—	—

Total commercial loans with an allowance recorded	122		175		38	146

Real estate — residential mortgage	—		—		—	—

Home equity:
Key Community Bank	—		—		—	—
Other	—		—		—	—

Total home equity loans	—		—		—	—

Consumer other — Key Community Bank	—		—		—	—
Credit cards	—		—		—	—
Consumer other:
Marine	—		—		—	—
Other	—		—		—	—

Total consumer other	—		—		—	—

Total consumer loans	—		—		—	—

Total loans with an allowance recorded	122		175		38	146

Total	$359		$780		$38	$374

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

For the three months ended March 31, 2013, and 2012, interest income recognized on the outstanding balances of accruing impaired loans totaled $2 million and $1 million, respectively.

At March 31, 2013, aggregate restructured loans (accrual, nonaccrual and held-for-sale loans) totaled $294 million, compared to $320 million at December 31, 2012, and $293 million at March 31, 2012. We added $34 million in restructured loans during the first three months of 2013, which were partially offset by $60 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of March 31, 2013, follows:

March 31, 2013 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	48	$58	$25
Commercial real estate:
Real estate — commercial mortgage	17	61	23
Real estate — construction	6	30	4

Total commercial real estate loans	23	91	27

Total commercial loans	71	149	52
Real estate — residential mortgage	347	21	21
Home equity:
Key Community Bank	1,479	75	74
Other	229	6	6

Total home equity loans	1,708	81	80
Consumer other — Key Community Bank	59	2	2
Credit cards	360	2	2
Consumer other:
Marine	302	41	20
Other	36	1	1

Total consumer other	338	42	21

Total consumer loans	2,812	148	126

Total nonperforming TDRs	2,883	297	178

Prior-year accruing (a)
Commercial, financial and agricultural	106	11	5
Commercial real estate:
Real estate — commercial mortgage	4	22	15
Real estate — construction	1	23	29

Total commercial real estate loans	5	45	44

Total commercial loans	111	56	49
Real estate — residential mortgage	121	12	12
Home equity:
Key Community Bank	147	15	15
Other	190	6	5

Total home equity loans	337	21	20
Consumer other — Key Community Bank	24	1	1
Credit cards	308	2	2
Consumer other:
Marine	263	30	30
Other	57	2	2

Total consumer other	320	32	32

Total consumer loans	1,110	68	67

Total prior-year accruing TDRs	1,221	124	116

Total TDRs	4,104	$421	$294

(a)	All TDRs that were restructured prior to January 1, 2013, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2012, follows:

December 31, 2012 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	82	$76	$39
Commercial real estate:
Real estate — commercial mortgage	15	62	25
Real estate — construction	8	53	33

Total commercial real estate loans	23	115	58

Total commercial loans	105	191	97
Real estate — residential mortgage	372	28	28
Home equity:
Key Community Bank	1,577	87	82
Other	322	9	8

Total home equity loans	1,899	96	90
Consumer other — Key Community Bank	28	1	1
Credit cards	405	3	3
Consumer other:
Marine	251	30	29
Other	34	1	1

Total consumer other	285	31	30

Total consumer loans	2,989	159	152

Total nonperforming TDRs	3,094	350	249

Prior-year accruing (a)
Commercial, financial and agricultural	122	12	6
Commercial real estate:
Real estate — commercial mortgage	4	22	15

Total commercial real estate loans	4	22	15

Total commercial loans	126	34	21
Real estate — residential mortgage	101	10	10
Home equity:
Key Community Bank	76	5	5
Other	84	3	3

Total home equity loans	160	8	8
Consumer other — Key Community Bank	16	—	—
Consumer other:
Marine	117	31	31
Other	43	1	1

Total consumer other	160	32	32

Total consumer loans	437	50	50

Total prior-year accruing TDRs	563	84	71

Total TDRs	3,657	$434	$320

(a)	All TDRs that were restructured prior to January 1, 2012, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of March 31, 2012, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
March 31, 2012	Number	Recorded	Recorded
dollars in millions	of loans	Investment	Investment

LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	102	$105	$64
Commercial real estate:
Real estate — commercial mortgage	16	102	64
Real estate — construction	8	35	19

Total commercial real estate loans	24	137	83

Total commercial loans	126	242	147
Real estate — residential mortgage	43	5	5
Home equity:
Key Community Bank	27	3	3
Other	32	1	1

Total home equity loans	59	4	4
Consumer other — Key Community Bank	2	—	—
Consumer other:
Marine	48	28	28
Other	6	—	—

Total consumer other	54	28	28

Total consumer loans	158	37	37

Total nonperforming TDRs	284	279	184

Prior-year accruing (a)
Commercial, financial and agricultural	176	20	11
Commercial real estate:
Real estate — commercial mortgage	7	75	57
Real estate — construction	1	15	2

Total commercial real estate loans	8	90	59

Total commercial loans	184	110	70
Real estate — residential mortgage	113	12	12
Home equity:
Key Community Bank	88	7	7
Other	104	3	3

Total home equity loans	192	10	10
Consumer other — Key Community Bank	19	—	—
Consumer other:
Marine	140	15	15
Other	51	2	2

Total consumer other	191	17	17

Total consumer loans	515	39	39

Total prior-year accruing TDRs	699	149	109

Total TDRs	983	$428	$293

(a)	All TDRs that were restructured prior to January 1, 2012, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. There were 240 consumer loan TDRs with a combined recorded investment of $14 million which have experienced payment defaults during the first three months of 2013 arising from modifications resulting in TDR status during 2012. There were no significant payment defaults during the first three months of 2013 arising from commercial loans that were designated as TDRs during 2012.

The following table shows the concession types for our commercial accruing and nonaccruing TDRs and other selected financial data.

dollars in millions	March 31, 2013	December 31, 2012	March 31, 2012

Interest rate reduction	$85	$104	$184
Forgiveness of principal	10	7	11
Other modification of loan terms	6	7	22

Total	$101	$118	$217

Total commercial and consumer TDRs (a), (b)	$294	$320	$293
Total commercial TDRs to total commercial loans	.27%	.32%	.63%
Total commercial TDRs to total loans	.19	.22	.44
Total commercial loans	$36,809	$36,880	$34,622
Total loans	52,574	52,822	49,226

(a)	Commitments outstanding to lend additional funds to borrowers whose terms have been modified in TDRs are $33 million, $32 million, and $24 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

(b)	Concession types for consumer accruing and nonaccruing TDRs consisted primarily of interest rate reductions and modifications due to updated regulatory guidance in the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” on page 120 of our 2012 Form 10-K. Pursuant to regulatory guidance issued in January 2012, the above-mentioned policy for nonperforming loans was revised effective for the second quarter of 2012. Beginning in the second quarter of 2012, any second lien home equity loan with an associated first lien that is 120 days or more past due or in foreclosure or for which the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan. This policy was implemented prospectively, and, therefore, prior periods were not restated or re-presented. Credit card loans on which payments are past due for 90 days are placed on nonaccrual status.

At March 31, 2013, approximately $51.5 billion, or 97.9%, of our total loans are current. At March 31, 2013, total past due loans and nonperforming loans of $1.1 billion represent approximately 2.1% of total loans.

The following aging analysis as of March 31, 2013, December 31, 2012, and March 31, 2012, of past due and current loans provides further information regarding Key’s credit exposure.

March 31, 2013 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans

LOAN TYPE
Commercial, financial and agricultural	$23,134	$35	$74	$26	$142	$277	$1	$23,412
Commercial real estate:
Commercial mortgage	7,368	35	14	11	114	174	2	7,544
Construction	1,024	5	—	1	27	33	—	1,057

Total commercial real estate loans	8,392	40	14	12	141	207	2	8,601
Commercial lease financing	4,728	34	11	11	12	68	—	4,796

Total commercial loans	$36,254	$109	$99	$49	$295	$552	$3	$36,809

Real estate — residential mortgage	$2,037	$15	$5	$7	$96	$123	$16	$2,176
Home equity:
Key Community Bank	9,512	51	28	17	199	295	2	9,809
Other	371	7	3	2	18	30	—	401

Total home equity loans	9,883	58	31	19	217	325	2	10,210
Consumer other — Key Community Bank	1,331	8	4	6	3	21	1	1,353
Credit cards	668	8	4	—	13	25	—	693
Consumer other:
Marine	1,202	18	7	2	25	52	—	1,254
Other	76	1	1	—	1	3	—	79

Total consumer other	1,278	19	8	2	26	55	—	1,333

Total consumer loans	$15,197	$108	$52	$34	$355	$549	$19	$15,765

Total loans	$51,451	$217	$151	$83	$650	$1,101	$22	$52,574

December 31, 2012 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans (a)	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans

LOAN TYPE
Commercial, financial and agricultural	$23,030	$56	$34	$22	$99	$211	$1	$23,242
Commercial real estate:
Commercial mortgage	7,556	21	11	9	120	161	3	7,720
Construction	943	1	2	1	56	60	—	1,003

Total commercial real estate loans	8,499	22	13	10	176	221	3	8,723
Commercial lease financing	4,772	88	31	8	16	143	—	4,915

Total commercial loans	$36,301	$166	$78	$40	$291	$575	$4	$36,880

Real estate — residential mortgage	$2,023	$16	$10	$6	$103	$135	$16	$2,174
Home equity:
Key Community Bank	9,506	54	26	17	210	307	3	9,816
Other	387	9	4	2	21	36	—	423

Total home equity loans	9,893	63	30	19	231	343	3	10,239
Consumer other — Key Community Bank	1,325	9	5	8	2	24	—	1,349
Credit cards	706	7	5	—	11	23	—	729
Consumer other:
Marine	1,288	23	9	4	34	70	—	1,358
Other	87	2	1	1	2	6	—	93

Total consumer other	1,375	25	10	5	36	76	—	1,451

Total consumer loans	$15,322	$120	$60	$38	$383	$601	$19	$15,942

Total loans	$51,623	$286	$138	$78	$674	$1,176	$23	$52,822

(a)	Includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in updated regulatory guidance issued in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

March 31, 2012 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Total Loans

LOAN TYPE
Commercial, financial and agricultural	$19,989	$25	$16	$19	$168	$228	$20,217
Commercial real estate:
Commercial mortgage	7,532	7	11	82	175	275	7,807
Construction	1,170	19	7	11	66	103	1,273

Total commercial real estate loans	8,702	26	18	93	241	378	9,080
Commercial lease financing	5,140	126	22	15	22	185	5,325

Total commercial loans	$33,831	$177	$56	$127	$431	$791	$34,622

Real estate — residential mortgage	$1,852	$20	$8	$5	$82	$115	$1,967
Home equity:
Key Community Bank	8,941	53	34	16	109	212	9,153
Other	476	9	6	4	12	31	507

Total home equity loans	9,417	62	40	20	121	243	9,660
Consumer other — Key Community Bank	1,189	9	4	9	1	23	1,212
Consumer other:
Marine	1,576	30	11	7	30	78	1,654
Other	106	2	1	1	1	5	111

Total consumer other	1,682	32	12	8	31	83	1,765

Total consumer loans	$14,140	$123	$64	$42	$235	$464	$14,604

Total loans	$47,971	$300	$120	$169	$666	$1,255	$49,226

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $22 million of PCI loans at March 31, 2013, based on bond rating, regulatory classification and payment activity as of March 31, 2013, and 2012 are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

March 31, in millions

	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b) (c)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

AAA — AA	$222	$165	—	$3	$1	$3	$548	$599	$771	$770
A	522	785	$75	62	1	1	950	1,156	1,548	2,004
BBB — BB	21,120	17,231	6,529	6,007	866	788	3,043	3,193	31,558	27,219
B	672	848	426	568	23	165	165	236	1,286	1,817
CCC — C	875	1,188	512	1,167	166	316	90	141	1,643	2,812

Total	$23,411	$20,217	$7,542	$7,807	$1,057	$1,273	$4,796	$5,325	$36,806	$34,622

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.

(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a) (b)

March 31, in millions

	Residential — Prime
GRADE	2013	2012

Pass	$12,029	$11,399
Substandard	339	228

Total	$12,368	$11,627

Credit Risk Profile Based on Payment Activity (a) (b)

March 31,	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
in millions	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Performing	$1,349	$1,211	$680	—	$1,229	$1,624	$78	$110	$3,336	$2,945
Nonperforming	3	1	13	—	25	30	1	1	42	32

Total	$1,352	$1,212	$693	—	$1,254	$1,654	$79	$111	$3,378	$2,977

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans. Beginning in the second quarter of 2012, any second lien home equity loan with an associated first lien that is 120 days or more past due or in foreclosure or for which the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan in accordance with regulatory guidance issued in January 2012.

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 120 of our 2012 Form 10-K. We apply expected loss rates to existing loans with similar risk characteristics as noted in the credit quality indicator table above and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at March 31, 2013, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

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

At March 31, 2013, the ALLL was $893 million, or 1.70% of loans, compared to $944 million, or 1.92% of loans, at March 31, 2012. At March 31, 2013, the ALLL was 137.38% of nonperforming loans, compared to 141.74% at March 31, 2012.

A summary of the allowance for loan and lease losses for the periods indicated is presented in the table below:

	Three months ended March 31,
in millions	2013	2012

Balance at beginning of period — continuing operations	$888	$1,004
Charge-offs	(90)	(132)
Recoveries	41	31

Net loans and leases charged off	(49)	(101)
Provision for loan and lease losses from continuing operations	55	42
Foreign currency translation adjustment	(1)	(1)

Balance at end of period — continuing operations	$893	$944

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2012	Provision		Charge-offs	Recoveries	March 31, 2013

Commercial, financial and agricultural	$327	$13		$(14)	$12	$338
Real estate — commercial mortgage	198	3		(13)	5	193
Real estate — construction	41	(13)		(1)	8	35
Commercial lease financing	55	9		(6)	4	62

Total commercial loans	621	12		(34)	29	628
Real estate — residential mortgage	30	10		(6)	—	34
Home equity:
Key Community Bank	105	17		(18)	2	106
Other	25	(3)		(6)	2	18

Total home equity loans	130	14		(24)	4	124
Consumer other — Key Community Bank	38	2		(9)	2	33
Credit cards	26	14		(8)	—	32
Consumer other:
Marine	39	2		(8)	5	38
Other	4	—		(1)	1	4

Total consumer other:	43	2		(9)	6	42

Total consumer loans	267	42		(56)	12	265

Total ALLL — continuing operations	888	54	(a)	(90)	41	893
Discontinued operations	55	6		(16)	4	49

Total ALLL — including discontinued operations	$943	$60		$(106)	$45	$942

(a)	Includes $1 million of foreign currency translation adjustment.

in millions	December 31, 2011	Provision		Charge-offs	Recoveries	March 31, 2012

Commercial, financial and agricultural	$334	$(3)		$(26)	$11	$316
Real estate — commercial mortgage	272	12		(23)	2	263
Real estate — construction	63	3		(11)	1	56
Commercial lease financing	78	(10)		(4)	4	68

Total commercial loans	747	2		(64)	18	703
Real estate — residential mortgage	37	4		(6)	1	36
Home equity:
Key Community Bank	103	14		(25)	2	94
Other	29	6		(8)	1	28

Total home equity loans	132	20		(33)	3	122
Consumer other — Key Community Bank	41	5		(10)	1	37
Consumer other:
Marine	46	9		(17)	7	45
Other	1	1		(2)	1	1

Total consumer other:	47	10		(19)	8	46

Total consumer loans	257	39		(68)	13	241

Total ALLL — continuing operations	1,004	41	(a)	(132)	31	944
Discontinued operations	104	5		(23)	4	90

Total ALLL — including discontinued operations	$1,108	$46		$(155)	$35	$1,034

(a)	Includes $1 million of foreign currency translation adjustment.

Our ALLL decreased by $51 million, or 5%, since the first quarter of 2012. This contraction was associated with the improvement in credit quality of our loan portfolios, which has trended more favorably over the past four quarters. Our asset quality metrics have shown continued improvement resulting in favorable risk rating migration and a reduction in our general allowance. Our general allowance encompasses the application of expected loss rates to our existing loans with similar risk characteristics, an assessment of factors such as changes in economic conditions and changes in credit policies or underwriting standards. Our delinquency trends showed continued improvement during 2012 and into 2013. We attribute this improvement to a more moderate level of lending activity, more favorable conditions in the capital markets, improvement in client income statements, and continued run off in our exit loan portfolio.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $445 million, with a corresponding allowance of $34 million at March 31, 2013. Loans outstanding collectively evaluated for impairment totaled $52.1 billion, with a corresponding allowance of $859 million at March 31, 2013. At March 31, 2013, PCI loans evaluated for impairment totaled $22 million, with a corresponding allowance of less than $1 million. There was no provision for loan and lease losses on these PCI loans during the quarter ended March 31, 2013.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of March 31, 2013, follows:

	Allowance			Outstanding
March 31, 2013 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

Commercial, financial and agricultural	$8	$330	—	$23,412		$108	$23,303	$1
Commercial real estate:
Commercial mortgage	3	190	—	7,544		96	7,446	2

Construction	—	35	—	1,057		48	1,009	—

Total commercial real estate loans	3	225	—	8,601		144	8,455	2
Commercial lease financing	—	62	—	4,796		—	4,796	—

Total commercial loans	11	617	—	36,809		252	36,554	3
Real estate — residential mortgage	1	33	—	2,176		33	2,127	16
Home equity:
Key Community Bank	14	92	—	9,809		90	9,717	2
Other	—	18	—	401		12	389	—

Total home equity loans	14	110	—	10,210		102	10,106	2
Consumer other — Key Community Bank	1	32	—	1,353		4	1,348	1
Credit cards	1	31	—	693		3	690	—
Consumer other:
Marine	5	33	—	1,254		50	1,204	—
Other	1	3	—	79		1	78	—

Total consumer other	6	36	—	1,333		51	1,282	—

Total consumer loans	23	242	—	15,765		193	15,553	19

Total ALLL — continuing operations	34	859	—	52,574		445	52,107	22
Discontinued operations	1	48	—	5,086	(a)	4	5,082	—

Total ALLL — including discontinued operations	$35	$907	—	$57,660		$449	$57,189	$22

(a)	Amount includes $2.5 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2012, follows:

	Allowance			Outstanding
December 31, 2012 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

Commercial, financial and agricultural	$12	$314	—	$23,242		$65	$23,176	$1
Commercial real estate:
Commercial mortgage	1	198	—	7,720		96	7,621	3

Construction	—	41	—	1,003		48	955	—

Total commercial real estate loans	1	239	—	8,723		144	8,576	3
Commercial lease financing	—	55	—	4,915		—	4,915	—

Total commercial loans	13	608	—	36,880		209	36,667	4
Real estate — residential mortgage	1	29	$1	2,174		38	2,120	16
Home equity:
Key Community Bank	11	94	—	9,816		87	9,726	3
Other	1	24	—	423		12	411	—

Total home equity loans	12	118	—	10,239		99	10,137	3
Consumer other — Key Community Bank	2	36	—	1,349		2	1,347	—
Credit cards	—	26	—	729		2	727	—
Consumer other:
Marine	7	32	—	1,358		60	1,298	—
Other	—	3	—	93		1	92	—

Total consumer other	7	35	—	1,451		61	1,390	—

Total consumer loans	22	244	1	15,942		202	15,721	19

Total ALLL — continuing operations	35	852	1	52,822		411	52,388	23
Discontinued operations	—	55	—	5,201	(a)	3	5,198	—

Total ALLL — including discontinued operations	$35	$907	$1	$58,023		$414	$57,586	$23

(a)	Amount includes $2.5 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of March 31, 2012, follows:

	Allowance(a)		Outstanding(a)
	Individually	Collectively			Individually	Collectively
March 31, 2012 in millions	Evaluated for Impairment	Evaluated for Impairment	Loans		Evaluated for Impairment	Evaluated for Impairment

Commercial, financial and agricultural	$19	$297	$20,217		$125	$20,092
Commercial real estate:
Commercial mortgage	16	247	7,807		182	7,625
Construction	3	53	1,273		52	1,221

Total commercial real estate loans	19	300	9,080		234	8,846
Commercial lease financing	—	68	5,325		—	5,325

Total commercial loans	38	665	34,622		359	34,263
Real estate — residential mortgage	—	36	1,967		—	1,967
Home equity:
Key Community Bank	—	94	9,153		—	9,153
Other	—	28	507		—	507

Total home equity loans	—	122	9,660		—	9,660
Consumer other — Key Community Bank	—	37	1,212		—	1,212
Consumer other:
Marine	—	45	1,654		—	1,654
Other	—	1	111		—	111

Total consumer other	—	46	1,765		—	1,765

Total consumer loans	—	241	14,604		—	14,604

Total ALLL — continuing operations	38	906	49,226		359	48,867
Discontinued operations	—	90	5,715	(b)	—	5,715

Total ALLL — including discontinued operations	$38	$996	$54,941		$359	$54,582

(a)	There were no PCI loans at March 31, 2012.

(b)	Amount includes $2.8 billion of loans carried at fair value that are excluded from ALLL considerations.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has decreased by $13 million since the first quarter of 2012 to $32 million at March 31, 2013. When combined with our ALLL, our total allowance for credit losses represented 1.76% of loans at March 31, 2013, compared to 2.01% at March 31, 2012.

Changes in the liability for credit losses on lending-related commitments are summarized as follows:

	Three months ended March 31,
in millions	2013	2012

Balance at beginning of period	$29	$45
Provision (credit) for losses on lending-related commitments	3	—

Balance at end of period	$32	$45

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

Additional information regarding our accounting policies for determining fair value is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 122 of our 2012 Form 10-K.

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

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of our indirect investments and related unfunded commitments at March 31, 2013:

March 31, 2013 in millions	Fair Value	Unfunded Commitments

INVESTMENT TYPE
Passive funds (a)	$17	$1
Co-managed funds (b)	22	1

Total	$39	$2

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to seven years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of two to five years.

Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors).

Each investment is adjusted to fair value with any net realized or unrealized gain/loss recorded in the current period’s earnings. This process is a coordinated and documented effort by the Principal Investing Entities Deal Team (comprised of individuals from one of the independent investment managers who oversee these instruments), the Key Principal Partners (“KPP”) Controller and certain members of the KPP Controller’s staff, a member of Key’s senior management team, and the Investment Committee (comprised of individuals from Key and one of the independent investment managers). This process involves an in-depth review of the condition of each investment depending on the type of investment.

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

The fair value of our indirect investments and related unfunded commitments at March 31, 2013, was $435 million and $89 million, respectively. Our indirect investments consist of buyout, venture capital, and fund of funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to nine years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at March 31, 2013, December 31, 2012 and March 31, 2012.

March 31, 2013 in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$311	—	$311
Trading account assets:
U.S. Treasury, agencies and corporations	—	496	—	496
States and political subdivisions	—	46	$3	49
Collateralized mortgage obligations	—	23	—	23
Other mortgage-backed securities	—	80	—	80
Other securities	$5	41	—	46

Total trading account securities	5	686	3	694
Commercial loans	—	7	—	7

Total trading account assets	5	693	3	701
Securities available for sale:
States and political subdivisions	—	48	—	48
Collateralized mortgage obligations	—	12,918	—	12,918
Other mortgage-backed securities	—	487	—	487
Other securities	43	—	—	43

Total securities available for sale	43	13,453	—	13,496
Other investments:
Principal investments:
Direct	—	—	191	191
Indirect	—	—	435	435

Total principal investments	—	—	626	626
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	39	39

Total equity and mezzanine investments	—	—	39	39

Total other investments	—	—	665	665
Derivative assets:
Interest rate	—	1,499	27	1,526
Foreign exchange	57	14	—	71
Energy and commodity	—	115	5	120
Credit	—	2	5	7
Equity	—	—	—	—

Derivative assets	57	1,630	37	1,724
Netting adjustments(a)	—	—	—	(1,115)

Total derivative assets	57	1,630	37	609
Accrued income and other assets	2	95	—	97

Total assets on a recurring basis at fair value	$107	$16,182	$705	$15,879

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$494	—	$494
Bank notes and other short-term borrowings:
Short positions	$3	373	—	376
Derivative liabilities:
Interest rate	—	1,027	—	1,027
Foreign exchange	54	14	—	68
Energy and commodity	—	113	$1	114
Credit	—	10	1	11
Equity	—	—	—	—

Derivative liabilities	54	1,164	2	1,220
Netting adjustments(a)	—	—	—	(696)

Total derivative liabilities	54	1,164	2	524
Accrued expense and other liabilities	—	1	—	1

Total liabilities on a recurring basis at fair value	$57	$2,032	$2	$1,395

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2012 in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$271	—	$271
Trading account assets:
U.S. Treasury, agencies and corporations	—	383	—	383
States and political subdivisions	—	21	$3	24
Collateralized mortgage obligations	—	8	—	8
Other mortgage-backed securities	—	4	—	4
Other securities	$2	175	—	177

Total trading account securities	2	591	3	596
Commercial loans	—	9	—	9

Total trading account assets	2	600	3	605
Securities available for sale:
States and political subdivisions	—	49	—	49
Collateralized mortgage obligations	—	11,464	—	11,464
Other mortgage-backed securities	—	538	—	538
Other securities	43	—	—	43

Total securities available for sale	43	12,051	—	12,094
Other investments:
Principal investments:
Direct	—	—	191	191
Indirect	—	—	436	436

Total principal investments	—	—	627	627
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	41	41

Total equity and mezzanine investments	—	—	41	41

Total other investments	—	—	668	668
Derivative assets:
Interest rate	—	1,705	19	1,724
Foreign exchange	54	21	—	75
Energy and commodity	—	154	2	156
Credit	—	3	5	8
Equity	—	—	—	—

Derivative assets	54	1,883	26	1,963
Netting adjustments (a)	—	—	—	(1,270)

Total derivative assets	54	1,883	26	693
Accrued income and other assets	—	3	—	3

Total assets on a recurring basis at fair value	$99	$14,808	$697	$14,334

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$228	—	$228
Bank notes and other short-term borrowings:
Short positions	—	287	—	287
Derivative liabilities:
Interest rate	—	1,152	—	1,152
Foreign exchange	$55	20	—	75
Energy and commodity	—	149	$1	150
Credit	—	9	1	10
Equity	—	—	—	—

Derivative liabilities	55	1,330	2	1,387
Netting adjustments (a)	—	—	—	(803)

Total derivative liabilities	55	1,330	2	584
Accrued expense and other liabilities	—	49	—	49

Total liabilities on a recurring basis at fair value	$55	$1,894	$2	$1,148

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

March 31, 2012 in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$292	—	$292
Trading account assets:
U.S. Treasury, agencies and corporations	—	336	—	336
States and political subdivisions	—	122	—	122
Collateralized mortgage obligations	—	23	—	23
Other mortgage-backed securities	—	96	$1	97
Other securities	$11	25	—	36

Total trading account securities	11	602	1	614
Commercial loans	—	—	—	—

Total trading account assets	11	602	1	614
Securities available for sale:
States and political subdivisions	—	62	—	62
Collateralized mortgage obligations	—	13,845	—	13,845
Other mortgage-backed securities	—	714	—	714
Other securities	12	—	—	12

Total securities available for sale	12	14,621	—	14,633
Other investments:
Principal investments:
Direct	18	—	226	244
Indirect	—	—	485	485

Total principal investments	18	—	711	729
Equity and mezzanine investments:
Direct	—	—	15	15
Indirect	—	—	42	42

Total equity and mezzanine investments	—	—	57	57

Total other investments	18	—	768	786
Derivative assets:
Interest rate	—	1,686	36	1,722
Foreign exchange	73	21	—	94
Energy and commodity	—	271	—	271
Credit	—	29	6	35
Equity	—	3	—	3

Derivative assets	73	2,010	42	2,125
Netting adjustments (a)	—	—	—	(1,295)

Total derivative assets	73	2,010	42	830
Accrued income and other assets	1	117	—	118

Total assets on a recurring basis at fair value	$115	$17,642	$811	$17,273

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$394	—	$394
Bank notes and other short-term borrowings:
Short positions	$6	318	—	324
Derivative liabilities:
Interest rate	—	1,213	—	1,213
Foreign exchange	64	20	—	84
Energy and commodity	—	266	$1	267
Credit	—	33	1	34
Equity	—	3	—	3

Derivative liabilities	64	1,535	2	1,601
Netting adjustments (a)	—	—	—	(847)

Total derivative liabilities	64	1,535	2	754
Accrued expense and other liabilities	—	8	—	8

Total liabilities on a recurring basis at fair value	$70	$2,255	$2	$1,480

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the three months ended March 31, 2013, and 2012. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3	(e)	Transfers out of Level 3	(e)	End of Period Balance	(g)	Unrealized Gains (Losses) Included in Earnings

March 31, 2013

Trading account assets
Other mortgage-backed securities	—	$4	(b)	—	$(4)	—	—		—		—		—
Other securities	—	1	(b)	—	—	$(1)	—		—		—		$1	(b)
State and political subdivisions	$3	—		—	—		—		—		$3		—

Other investments
Principal investments
Direct	191	(4)	(c)	$4	—	—	—		—		191		(4)	(c)
Indirect	436	12	(c)	6	(19)	—	—		—		435		4	(c)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—		—
Indirect	41	—		—	—	(2)	—		—		39		—

Derivative instruments(a)
Interest rate	19	(3)	(d)	—	(1)	—	$14	(f)	$(2)		27		—
Energy and commodity	1	3	(d)	—	—	—	—		—		4		—
Credit	4	(1)	(d)	—	—	1	—		—		4		—

March 31, 2012

Trading account assets
Other mortgage-backed securities	$35	$2	(b)	—	$(32)	—	—		$(4)		$1		—
Other securities	—	3	(b)	—	—	$(3)	—		—		—		$3	(b)

Other investments
Principal investments
Direct	225	1	(c)	$1	(1)	—	—		—		226		1	(c)
Indirect	473	23	(c)	10	(21)	—	—		—		485		19	(c)
Equity and mezzanine investments
Direct	15	—		—	—	—	—		—		15		6	(c)
Indirect	36	1	(c)	3	—	(1)	$3		—		42		4	(c)

Derivative instruments(a)
Interest rate	38	(5)	(d)	1	(1)	—	4		(1)		36		—
Energy and commodity	(1)	—		—	—	—	—		—		(1)		—
Credit	(21)	(5)	(d)	—	—	31	—		—		5		—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets are reported in “other income” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments and private equity and mezzanine investments are reported in “net gains (losses) from principal investing” on the income statement.

(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

(e)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(f)	Transfers from Level 2 to Level 3 were the result of Level 3 unobservable inputs becoming significant to certain derivatives previously classified as Level 2.

(g)	There were no issuances for the three-month periods ended March 31, 2013 and 2012.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2013, December 31, 2012, and March 31, 2012:

	March 31, 2013
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$18	$18
Loans held for sale (a)	—	—	12	12
Accrued income and other assets	—	$2	14	16

Total assets on a nonrecurring basis at fair value	—	$2	$44	$46

	December 31, 2012
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$25	$25
Loans held for sale (a)	—	—	9	9
Accrued income and other assets	—	$2	20	22

Total assets on a nonrecurring basis at fair value	—	$2	$54	$56

	March 31, 2012
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$101	$101
Loans held for sale (a)	—	—	25	25
Accrued income and other assets	—	$30	16	46

Total assets on a nonrecurring basis at fair value	—	$30	$142	$172

(a)	During the first quarter of 2013, we transferred $1 million of commercial and consumer loans and leases from held-for-sale status to the held-to-maturity portfolio at their current fair value.

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

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determined that adjustments were necessary to record some of the portfolios at the lower of cost or fair value in accordance with GAAP. Loans held for sale portfolios adjusted to fair value totaled $12 million at March 31, 2013, $9 million at December 31, 2012, and $25 million at March 31, 2012.

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

Inputs used include market-available data, such as industry, historical and expected growth rates, and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified goodwill as Level 3. We use a third party valuation services provider to perform the annual, and if necessary, any interim, Step 1 valuation process, and to perform a Step 2 analysis, if needed, on our reporting units. Annual and any interim valuations prepared by the third-party valuation service provider are reviewed by the appropriate individuals within Key to ensure that the assumptions used in preparing the analysis are appropriate and properly supported. For additional information on the results of recent goodwill impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) on page on 171 of our 2012 Form 10-K.

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

Our primary assumptions include attrition rates, alternative costs of funds and rates paid on deposits. For additional information on the results of other intangible assets impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) on page on 171 of our 2012 Form 10-K.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at March 31, 2013, December 31, 2012, and March 31, 2012, along with the valuation techniques used, are shown in the following table:

March 31, 2013 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring

Other investments	$191	Individual analysis of the condition of each investment
— principal investments — direct:
Debt instruments			EBITDA multiple	5.50 - 6.00% (5.90%)

Equity instruments of private companies			EBITDA multiple (where applicable)	5.00 - 6.00% (5.80%)
			Revenue multiple (where applicable)	0.30 - 5.30% (4.05%)

Nonrecurring

Impaired loans	18	Fair value of underlying collateral	Discount	0.00 - 100.00% (38.00%)

Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	9.70 -14.20 (11.25)
			Equity multiple of peers	.95 - 1.17 (1.09)
			Control premium	N/A (30.00%)
			Weighted-average cost of capital	N/A (13.00%)

December 31, 2012 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring

Other investments	$181	Individual analysis of the condition of each investment
— principal investments — direct:
Debt instruments			EBITDA multiple	5.50 - 6.00% (5.90%)

Equity instruments of private companies			EBITDA multiple (where applicable)	5.00 - 8.50% (6.10%)
			Revenue multiple (where applicable)	0.30 - 5.70% (4.80%)

Nonrecurring

Impaired loans	25	Fair value of underlying collateral	Discount	0.00 - 100.00% (45.00%)

Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	9.70 - 14.20 (11.25)
			Equity multiple of peers	.95 - 1.17 (1.09)
			Control premium	N/A (30.00%)
			Weighted-average cost of capital	N/A (13.00%)

March 31, 2012 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring

Other investments	$216	Individual analysis of the condition of each investment
— principal investments — direct:
Debt instruments			EBITDA multiple	5.30 - 6.50% (5.90%)

Equity instruments of private companies			EBITDA multiple (where applicable)	5.50 - 12.00% (6.37%)
			Revenue multiple (where applicable)	0.20 - 4.70% (2.93%)

Nonrecurring

Impaired loans	101	Fair value of underlying collateral	Discount	0.00 - 100.00% (31.00%)

Goodwill	917	Discounted cash flow and market data	Earnings multiple of peers	8.30 - 11.90 (10.01)
			Equity multiple of peers	1.21 - 1.32 (1.27)
			Control premium	N/A (32.00%)
			Weighted-average cost of capital	N/A (15.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2013, December 31, 2012, and March 31, 2012 are shown in the following table.

	March 31, 2013
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,702	$3,391	$311	—	—		$3,702
Trading account assets (e)	701	5	693	$3	—		701
Securities available for sale (e)	13,496	43	13,453	—	—		13,496
Held-to-maturity securities (b)	3,721	—	3,779	—	—		3,779
Other investments (e)	1,059	—	394	665	—		1,059
Loans, net of allowance (c)	51,681	—	—	50,926	—		50,926
Loans held for sale (e)	434	—	—	434	—		434
Mortgage servicing assets (d)	201	—	—	244	—		244
Derivative assets (e)	609	57	1,630	37	$(1,115	) (f)	609

LIABILITIES
Deposits with no stated maturity (a)	$56,810	—	$56,810	—	—		$56,810
Time deposits (d)	7,844	$522	7,460	—	—		7,982
Short-term borrowings (a)	2,328	3	2,325	—	—		2,328
Long-term debt (d)	7,785	2,781	5,482	—	—		8,263
Derivative liabilities (e)	524	54	1,164	$2	$(696	) (f)	524

	December 31, 2012
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,525	$4,254	$271	—	—		$4,525
Trading account assets (e)	605	2	600	$3	—		605
Securities available for sale (e)	12,094	43	12,051	—	—		12,094
Held-to-maturity securities (b)	3,931	—	3,992	—	—		3,992
Other investments (e)	1,064	—	396	668	—		1,064
Loans, net of allowance (c)	51,934	—	—	51,046	—		51,046
Loans held for sale (e)	599	—	—	599	—		599
Mortgage servicing assets (d)	204	—	—	238	—		238
Derivative assets (e)	693	54	1,883	26	$(1,270	) (f)	693

LIABILITIES
Deposits with no stated maturity (a)	$58,132	—	$58,132	—	—		$58,132
Time deposits (d)	7,861	$408	7,612	—	—		8,020
Short-term borrowings (a)	1,896	—	1,896	—	—		1,896
Long-term debt (d)	6,847	2,807	4,585	—	—		7,392
Derivative liabilities (e)	584	54	1,331	$2	$(803	) (f)	584

	March 31, 2012
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,021	$3,729	$292	—	—		$4,021
Trading account assets (e)	614	11	602	$1	—		614
Securities available for sale (e)	14,633	12	14,621	—	—		14,633
Held-to-maturity securities (b)	3,019	—	3,052	—	—		3,052
Other investments (e)	1,188	18	402	768	—		1,188
Loans, net of allowance (c)	48,282	—	—	47,348	—		47,348
Loans held for sale (e)	511	—	—	511	—		511
Mortgage servicing assets (d)	183	—	—	226	—		226
Derivative assets (e)	830	73	2,010	42	$(1,295	) (f)	830

LIABILITIES
Deposits with no stated maturity (a)	$50,805	—	$50,805	—	—		$50,805
Time deposits (d)	10,689	$857	10,096	—	—		10,953
Short-term borrowings (a)	2,170	6	2,164	—	—		2,170
Long-term debt (d)	8,898	3,885	5,246	—	—		9,131
Derivative liabilities (e)	754	64	1,535	$2	$(847	) (f)	754

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of mortgage servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2011 and 2012, the fair values of our loan portfolios improved, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. If a nonexit price methodology were used for valuing our loan portfolio for continuing operations, it would result in a premium of .52%. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are outside the trusts. All of these loans were excluded from the table above as follows:

¿

Loans at carrying value, net of allowance, of $2.6 billion ($2.2 billion at fair value) at March 31, 2013, and $2.6 billion ($2.3 billion at fair value) at December 31, 2012, and $2.8 billion ($2.4 billion at fair value) at March 31, 2012;

¿	Portfolio loans at fair value of $154 million at March 31, 2013, and $157 million at December 31, 2012, and $74 million at March 31, 2012;

¿	Loans in the trusts at fair value of $2.3 billion at March 31, 2013, and $2.4 billion at December 31, 2012, and $2.7 billion at March 31, 2012.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $2.1 billion in fair value at March 31, 2013, and $2.2 billion in fair value at December 31, 2012, and $2.5 billion in fair value at March 31, 2012 are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $2.2 billion at March 31, 2013, $2.2 billion at December 31, 2012, and $2 billion at March 31, 2012 are included in “Loans, net of allowance” in the above table.

Short-term financial instruments. For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.

6. Securities

Securities available for sale. These are securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed to be “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method, are included in “other income” on the income statement. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “other income” on the income statement or AOCI in accordance with the applicable accounting guidance related to the recognition of OTTI of debt securities.

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

Unrealized losses on equity securities deemed to be “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method, are included in “other income” on the income statement. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “other income” on the income statement or AOCI in accordance with the applicable accounting guidance related to the recognition of OTTI of debt securities.

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

	March 31, 2013
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$47	$1	—	$48
Collateralized mortgage obligations	12,633	290	$5	12,918
Other mortgage-backed securities	445	42	—	487
Other securities	41	2	—	43

Total securities available for sale	$13,166	$335	$5	$13,496

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$3,703	$58	—	$3,761
Other securities	18	—	—	18

Total held-to-maturity securities	$3,721	$58	—	$3,779

	December 31, 2012
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$47	$2	—	$49
Collateralized mortgage obligations	11,148	316	—	11,464
Other mortgage-backed securities	491	47	—	538
Other securities	42	1	—	43

Total securities available for sale	$11,728	$366	—	$12,094

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$3,913	$61	—	$3,974
Other securities	18	—	—	18

Total held-to-maturity securities	$3,931	$61	—	$3,992

	March 31, 2012
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$59	$3	—	$62
Collateralized mortgage obligations	13,405	440	—	13,845
Other mortgage-backed securities	653	61	—	714
Other securities	11	1	—	12

Total securities available for sale	$14,128	$505	—	$14,633

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$3,001	$33	—	$3,034
Other securities	18	—	—	18

Total held-to-maturity securities	$3,019	$33	—	$3,052

The following table summarizes our securities that were in an unrealized loss position as of March 31, 2013, December 31, 2012, and March 31, 2012.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
		Gross			Gross			Gross
		Unrealized			Unrealized			Unrealized
in millions	Fair Value	Losses	(a)	Fair Value	Losses	(a)	Fair Value	Losses	(a)

March 31, 2013
Securities available for sale:
Collateralized mortgage obligations	$1,443	$5		—	—		$1,443	$5
Other mortgage-backed securities	1	—		—	—		1	—
Other securities	20	—		$3	—		23	—

Total temporarily impaired securities	$1,464	$5		$3	—		$1,467	$5

December 31, 2012
Securities available for sale:
Other securities	$31	—		$3	—		$34	—

Total temporarily impaired securities	$31	—		$3	—		$34	—

March 31, 2012
Securities available for sale:
State and political divisions	$1	—		—	—		$1	—
Collateralized mortgage obligations	2	—		—	—		2	—
Held-to-maturity:

Total temporarily impaired securities	$3	—		—	—		$3	—

(a)	There were less than $1 million of gross unrealized losses for the periods ended December 31, 2012 and March 31, 2012.

At March 31, 2013, we had $5 million of gross unrealized losses related to 15 fixed-rate collateralized mortgage obligations that were invested in as part of our overall A/LM strategy. Since these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments have been reduced to their fair value through OCI, not earnings. These securities have a weighted-average maturity of 4.1 years at March 31, 2013.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended March 31, 2013.

Three months ended March 31, 2013
in millions

Balance at December 31, 2012	$4
Impairment recognized in earnings	—

Balance at March 31, 2013	$4

Realized gains and losses related to securities available for sale were as follows:

Three months ended March 31, 2013
in millions

Realized gains	—
Realized losses	—

Net securities gains (losses)	—

At March 31, 2013, securities available for sale and held-to-maturity securities totaling $12.3 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows securities by remaining maturity. CMOs and other mortgage-backed securities (both of which are included in the securities available-for-sale portfolio) as well the CMOs in the held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	Securities Available for Sale		Held-to-Maturity Securities
March 31, 2013	Amortized	Fair	Amortized	Fair
in millions	Cost	Value	Cost	Value

Due in one year or less	$830	$844	$10	$10
Due after one through five years	12,112	12,428	3,711	3,769
Due after five through ten years	221	221	—	—
Due after ten years	3	3	—	—

Total	$13,166	$13,496	$3,721	$3,779

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

At March 31, 2013, after taking into account the effects of bilateral collateral and master netting agreements, we had $137 million of derivative assets and a positive $80 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely due to contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $472 million and derivative liabilities of $604 million that were not designated as hedging instruments.

The Dodd-Frank Act, which is currently being implemented, may limit the types of derivative activities that KeyBank and other insured depository institutions may conduct. As a result, we may not continue to use all of the types of derivatives noted above in the future.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives” on page 124 of our 2012 Form 10-K.

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

During the first quarter of 2012 and prior years, Key had outstanding issuances of medium-term notes that were denominated in foreign currencies. The notes were subject to translation risk, which represented the possibility that the fair value of the foreign-denominated debt would change based on movement of the underlying foreign currency spot rate. The derivatives used for managing foreign currency exchange risk were cross currency swaps. The hedge converted the notes to a variable-rate U.S. currency-denominated debt, which was designated as a fair value hedge of foreign currency exchange risk.

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at March 31, 2013, was not significant.

Like other financial services institutions, we originate loans and extend credit, both of which expose us to credit risk. We actively manage our overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate portfolio credit risk. Purchasing credit default swaps enables us to transfer to a third party a portion of the credit risk associated with a particular extension of credit. We may also sell credit derivatives to offset our purchased credit default swap position prior to maturity. Although we use credit default swaps for risk management purposes, they are not treated as hedging instruments.

We also enter into derivative contracts for other purposes, including:

¿	interest rate swap, cap, and floor contracts entered into generally to accommodate the needs of commercial loan clients;

¿	energy and base metal swap and options contracts entered into to accommodate the needs of clients;

¿	futures contracts and positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above; and

¿	foreign exchange forward contracts and options entered into primarily to accommodate the needs of clients.

These contracts are not designated as part of hedge relationships.

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross basis as of March 31, 2013, December 31, 2012, and March 31, 2012. The change in the notional amounts of these derivatives by type from December 31, 2012, to March 31, 2013, indicates the volume of our derivative transaction activity during the first quarter of 2013. The notional amounts are not affected by bilateral collateral and master netting agreements. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	March 31, 2013			December 31, 2012			March 31, 2012
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments:
Interest rate	$20,067	$499	$27	$19,085	$579	$30	$15,368	$532	$20
Foreign exchange	202	1	3	196	—	7	—	—	—

Total	20,269	500	30	19,281	579	37	15,368	532	20
Derivatives not designated as hedging instruments:
Interest rate	47,334	1,027	1,000	51,633	1,144	1,122	61,369	1,190	1,193
Foreign exchange	4,925	70	65	5,025	75	68	6,316	94	84
Energy and commodity	1,801	120	114	1,688	156	150	1,632	271	267
Credit	1,056	7	11	955	9	10	3,382	35	34
Equity	—	—	—	7	—	—	18	3	3

Total	55,116	1,224	1,190	59,308	1,384	1,350	72,717	1,593	1,581
Netting adjustments (a)	—	(1,115)	(696)	—	(1,270)	(803)	—	(1,295)	(847)

Net derivatives in the balance sheet	75,385	609	524	78,589	693	584	88,085	830	754
Other collateral(b)	—	(123)	(436)	—	(163)	(475)	—	(174)	(620)

Net derivative amounts	$75,385	$486	$88	$78,589	$530	$109	$88,085	$656	$134

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

(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, any excess other collateral is not reflected above.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the three-month period ended March 31, 2013, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of March 31, 2013.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the three-month periods ended March 31, 2013, and 2012, and where they are recorded on the income statement.

	Three months ended March 31, 2013
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item

Interest rate	Other income	$(38)	Long-term debt	Other income	$38	(a)
Interest rate	Interest expense – Long-term debt	33

Total		$(5)			$38

	Three months ended March 31, 2012
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item

Interest rate	Other income	$(55)	Long-term debt	Other income	$52	(a)
Interest rate	Interest expense – Long-term debt	45
Foreign exchange	Other income	5	Long-term debt	Other income	(5)	(a)
Foreign exchange	Interest expense – Long-term debt	1	Long-term debt	Interest expense – Long-term debt	(1)	(b)

Total		$(4)			$46

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the three-month period ended March 31, 2013, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of March 31, 2013.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2013, we would expect to reclassify an estimated $35 million of net losses on derivative instruments from AOCI to income during the next twelve months for our cash flow hedges. In addition, we expect to reclassify approximately $5 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. The maximum length of time over which we hedge forecasted transactions is 15 years.

Net investment hedges. In May 2012, we entered into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of a foreign subsidiary). At March 31, 2013, AOCI reflected unrecognized after-tax losses totaling $2 million related to cumulative changes in the fair value of our net investment hedge, which offset the unrecognized after-tax gains on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement. However, there was no net investment hedge ineffectiveness as of March 31, 2013. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness while these hedges were outstanding during the three-month period ended March 31, 2013.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the three month periods ended March 31, 2013 and 2012, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Three months ended March 31, 2013
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)

Cash Flow Hedges
Interest rate	$(4)	Interest income – Loans	$22	Other income	—
Interest rate	3	Interest expense – Long-term debt	(3)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	5	Other Income	(3)	Other income	—

Total	$3		$16		—

	Three months ended March 31, 2012
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)

Interest rate	$23	Interest income – Loans	$13	Other income	—
Interest rate	6	Interest expense – Long-term debt	(2)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—

Total	$29		$11		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2012	2013 Hedging Activity	Reclassification of Gains to Net Income	March 31, 2013

AOCI resulting from cash flow and net investment hedges	$18	$2	$(10)	$10

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three month periods ended March 31, 2013, and 2012, and where they are recorded on the income statement.

	Three months ended March 31, 2013			Three months ended March 31, 2012
in millions	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total

NET GAINS (LOSSES)
Interest rate	$4	—	$4	$6	—	$6
Foreign exchange	12	—	12	9	—	9
Energy and commodity	1	—	1	5	—	5
Credit	—	$(3)	(3)	—	$(4)	(4)

Total net gains (losses)	$17	$(3)	$14	$20	$(4)	$16

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $440 million at March 31, 2013, $494 million at December 31, 2012, and $450 million at March 31, 2012. The cash collateral netted against derivative liabilities totaled $21 million at March 31, 2013, $27 million at December 31, 2012, and $2 million at March 31, 2012.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	March 31, 2013	December 31, 2012	March 31, 2012

Largest gross exposure (derivative asset) to an individual counterparty	$166	$182	$179
Collateral posted by this counterparty	58	66	57
Derivative liability with this counterparty	169	191	233
Collateral pledged to this counterparty	67	82	119
Net exposure after netting adjustments and collateral	6	7	7

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	March 31, 2013	December 31, 2012	March 31, 2012

Interest rate	$984	$1,114	$1,117
Foreign exchange	18	23	34
Energy and commodity	45	47	121
Credit	2	3	6
Equity	—	—	2

Derivative assets before collateral	1,049	1,187	1,280
Less: Related collateral	440	494	450

Total derivative assets	$609	$693	$830

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At March 31, 2013, for derivatives that have associated bilateral collateral and master netting agreements, we had gross exposure of $741 million to broker-dealers and banks. We had net exposure of $129 million after the application of master netting agreements and cash collateral; our net exposure to broker-dealers and banks at March 31, 2013, was an excess collateral position of $12 million after considering $141 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $17 million at March 31, 2013, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2012, the default reserve was $19 million. At March 31, 2013, for derivatives that have associated master netting agreements, we had gross exposure of $533 million to client counterparties. We had net exposure of $480 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of March 31, 2013, December 31, 2012 and March 31, 2012. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	March 31, 2013			December 31, 2012			March 31, 2012
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net

Single name credit default swaps	$(3)	$1	$(2)	$(1)	$1	—	$(12)	$7	$(5)
Traded credit default swap indices	(1)	—	(1)	—	—	—	—	6	6
Other	—	(1)	(1)	—	(1)	$(1)	1	(1)	—

Total credit derivatives	$(4)	$—	$(4)	$(1)	$—	$(1)	$(11)	$12	$1

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2013, December 31, 2012, and March 31, 2012. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	March 31, 2013			December 31, 2012			March 31, 2012
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk

Single name credit default swaps	$82	1.23	7.89%	$146	0.92	11.62%	$973	2.26	4.53%
Traded credit default swap indices	—	—	—	—	—	—	497	2.78	2.09
Other	19	5.38	10.09	23	5.35	10.77	16	5.77	10.29

Total credit derivatives sold	$101	—	—	$169	—	—	$1,486	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2013, KeyBank’s ratings with Moody’s and S&P were “A3” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there were a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of March 31, 2013, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $457 million, which includes $435 million in derivative assets and $892 million in derivative liabilities. We had $441 million in cash and securities collateral posted to cover those positions as of March 31, 2013. The aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) as of March 31, 2013, held by KeyCorp that were in a net liability position totaled $21 million, which consists solely of $21 million in derivative liabilities. We had $19 million in cash and securities collateral posted to cover those positions as of March 31, 2013.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2013, December 31, 2012, and March 31, 2012. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of March 31, 2013, and take into account all collateral already posted. A similar calculation was performed for KeyCorp and additional collateral of $3 million would have been required as of March 31, 2013, and December 31, 2012. Additional collateral would not have been required as of March 31, 2012.

	March 31, 2013		December 31, 2012		March 31, 2012
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P

KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-

One rating downgrade	$6	$6	$6	$6	$6	$6
Two rating downgrades	11	11	11	11	11	11
Three rating downgrades	11	11	11	11	11	11

KeyBank’s long-term senior unsecured credit rating currently is four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2013, payments of up to $13 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of March 31, 2013, payments of up to $3 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

	Three months ended March 31,

in millions	2013	2012

Balance at beginning of period	$204	$173
Servicing retained from loan sales	9	8
Purchases	1	16
Amortization	(13)	(14)

Balance at end of period	$201	$183

Fair value at end of period	$244	$226

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets during the first quarter of 2013 and 2012, along with the valuation techniques, are shown in the following table:

March 31, 2013		Significant	Range
dollars in millions	Valuation Technique	Unobservable Input	(Weighted-Average)

Mortgage servicing assets	Discounted cash flow	Prepayment speed	0.00 - 25.00% (8.60%)
		Expected credit losses	1.00 - 3.00% (2.30%)
		Residual cash flows discount rate	7.00 - 15.00% (8.90%)
		Value assigned to escrow funds	0.24 - 2.56% (1.50%)
		Servicing cost	924 - 24,099 (5,629)
		Loan assumption rate	0.00 - 3.00% (2.38%)
		Percentage late	0.00 - 2.00% (0.22%)

March 31, 2012		Significant	Range
dollars in millions	Valuation Technique	Unobservable Input	(Weighted-Average)

Mortgage servicing assets	Discounted cash flow	Prepayment speed	0.00 - 25.00% (12.60%)
		Expected credit losses	2.00 - 3.00% (2.51%)
		Residual cash flows discount rate	7.00 - 15.00% (9.50%)
		Value assigned to escrow funds	0.75 - 3.75% (2.00%)
		Servicing cost	700 - 16,000 (2,548)
		Loan assumption rate	0.00 - 3.00% (2.14%)
		Percentage late	0.00 - 2.00% (0.22%)

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may as a result change in the future. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At March 31, 2013, a 1.00% decrease in the value assigned to the escrow deposits would cause a $31 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $3 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $22 million for both the three-month periods ended March 31, 2013, and 2012. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 125 of our 2012 Form 10-K and Note 11 (“Acquisitions and Discontinued Operations”) under the heading “Education lending” in this report.

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

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss

March 31, 2013
LIHTC funds	$50	$63	$113	—	—
Education loan securitization trusts	2,358	2,151	N/A	N/A	N/A
LIHTC investments	N/A	N/A	793	—	$448

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds, that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $37 million at March 31, 2013. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.

We have not formed new funds or added LIHTC partnerships since October 2003. However, we continue to act as asset manager and to provide occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, we have determined that we are the primary beneficiary of these funds. Additional information on return guarantee agreements with LIHTC investors is presented in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Guarantees.”

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At March 31, 2013, we estimated the settlement value of these third-party interests to be between zero and $20 million, while the recorded value, including reserves, totaled $36 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

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

We consolidated our ten outstanding education loan securitization trusts as of January 1, 2010. We were required to consolidate these trusts because we hold the residual interests and, as the master servicer, we have the power to direct the activities that most significantly influence the trusts’ economic performance. We elected to consolidate these trusts at fair value. The trust assets can be used only to settle the obligations or securities that the trusts issue; we cannot sell the assets or transfer the liabilities. The security holders or beneficial interest holders do not have recourse to us, and we do not have any liability recorded related to their securities. Further information regarding these education loan securitization trusts is provided in Note 11 (“Acquisitions and Discontinued Operations”) under the heading “Education lending.”

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At March 31, 2013, assets of these unconsolidated nonguaranteed funds totaled $113 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

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

At March 31, 2013, assets of these unconsolidated LIHTC operating partnerships totaled approximately $793 million. At March 31, 2013, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $354 million plus $94 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During the first three months of 2013, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $994 million at March 31, 2013. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 15 under the heading “Return guarantee agreement with LIHTC investors.”

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 25.8% for the first quarter of 2013, 21.3% for the fourth quarter of 2012, and 26.6% for the first quarter of 2012. The effective tax rates are below our combined federal and state statutory tax rate of 37.2%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with investments in low-income housing projects.

Deferred Tax Asset

At March 31, 2013, from continuing operations, we had a federal deferred tax asset of $111 million and a state deferred tax liability of $10 million compared to a federal deferred tax asset of $129 million and a state deferred tax liability of $8 million at December 31, 2012, and a federal net deferred tax asset of $78 million and a state deferred tax liability of $23 million at March 31, 2012, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we have a valuation allowance of $3 million at March 31, 2013, and December 31, 2012, associated with certain state net operating loss carryforwards and state credit carryforwards. We did not have a valuation allowance at March 31, 2012.

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

Key-Branded Credit Card Portfolio. On August 1, 2012, we acquired Key-branded credit card assets from Elan Financial Services, Inc. This acquisition was accounted for as an asset purchase. The fair value of the credit card assets purchased was approximately $718 million at the acquisition date. We also recorded a purchased credit card relationship intangible asset of approximately $135 million and a rewards liability of approximately $9 million in the Community Bank reporting unit.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended March 31,
in millions	2013	2012

Net interest income	$28	$31
Provision for loan and lease losses	6	4

Net interest income (expense) after provision for loan and lease losses	22	27
Noninterest income	(16)	(18)
Noninterest expense	7	$9

Income (loss) before income taxes	(1)	—
Income taxes	$(1)	—

Income (loss) from discontinued operations, net of taxes (a)	—	—

(a)	Includes after-tax charges of $10 million and $14 million for the three-month periods ended March 31, 2013 and 2012, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

in millions	March 31, 2013	December 31, 2012	March 31, 2012

Trust loans at fair value	$2,333	$2,369	$2,714

Portfolio loans at fair value	154	157	74

Loans, net of unearned income of ($5), ($5) and ($2)	2,599	2,675	2,927

Less: Allowance for loan and lease losses	49	55	90

Net loans	5,037	5,146	5,625

Trust accrued income and other assets at fair value	25	26	112

Accrued income and other assets	54	60	—

Total assets	$5,116	$5,232	$5,737

Trust accrued expense and other liabilities at fair value	$25	$22	$30

Trust securities at fair value	2,126	2,159	2,512

Total liabilities	$2,151	$2,181	$2,542

The discontinued education lending business consists of assets and liabilities in the securitization trusts (recorded at fair value), as well as loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are held outside the trusts.

At March 31, 2013, portfolio loans recorded at carrying value include 345 TDRs with a recorded investment of approximately $4 million (pre-modification and post-modification). A specifically allocated allowance of approximately $1 million was assigned to these loans as of March 31, 2013. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 4 (“Asset Quality”).

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

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $207 million as of March 31, 2013. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

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

At March 31, 2013 there are $148 million of loans that were purchased from two of the outstanding securitizations trusts pursuant to the legal terms of these particular trusts. These loans are held as portfolio loans and continue to be accounted for at fair value. These portfolio loans were valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates and prepayments. These portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value. See the following discussion regarding our valuation process for these loans as well as the trust loans and securities. Portfolio loans accounted for at fair value had a value of $154 million at March 31, 2013, $157 million at December 31, 2012, and $74 million at March 31, 2012.

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

The valuation process for the education loan securitization trust and portfolio loans that are accounted for at fair value is based on a discounted cash flow analysis using a model purchased from a third party that is maintained by Corporate Treasury. The market for student loans, either whole-loan purchases or securitization, is relatively illiquid and has not recovered from the effects of the financial crisis. The valuation process begins with loan-by-loan-level data that is aggregated into pools based on underlying loan structural characteristics (i.e., current unpaid principal balance, contractual term, interest rate). Cash flows for these loan pools are developed using a financial model that reflects certain assumptions for defaults, recoveries, status change and prepayments.

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

The following table shows the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value as of March 31, 2013:

March 31, 2013 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Trust loans and	$2,487	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.16%)

portfolio loans			Loss severity	2.00 - 80.00% (52.29%)

accounted for at fair			Discount rate	1.80 - 5.50% (3.89%)

value			Default rate	8.13 - 22.00% (13.84%)

Trust securities	2,126	Discounted cash flow	Discount rate	1.10 - 5.00% (3.29%)

December 31, 2012 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Trust loans and	$2,526	Discounted cash flow	Prepayment speed	4.00 -26.00% (10.02%)

portfolio loans			Loss severity	2.00 - 80.00% (52.30%)

accounted for at fair			Discount rate	2.40 - 6.60% (4.79%)

value			Default rate	8.13 - 21.50% (13.44%)

Trust securities	2,159	Discounted cash flow	Discount rate	1.50 - 6.10% (4.14%)

March 31, 2012 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Trust loans and	$2,788	Discounted cash flow	Prepayment speed	4.00 - 26.00% (10.22%)

portfolio loans			Loss severity	2.00 - 80.00% (52.34%)

accounted for at fair			Discount rate	2.50 - 8.40% (4.70%)

value			Default rate	3.75 - 40.00% (18.58%)

Trust securities	2,512	Discounted cash flow	Discount rate	1.80 - 7.20% (4.10%)

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of March 31, 2013. At March 31, 2013, loans held by the trusts with unpaid principal balances of $33 million ($32 million on a fair value basis) and portfolio loans at fair value with unpaid principal balances of $5 million ($5 million on a fair value basis) were 90 days or more past due. Loans held by the trusts aggregating $13 million ($12 million on a fair value basis) were in nonaccrual status, while portfolio loans at fair value in nonaccrual status aggregated to less than $1 million on both a contractual amount and fair value basis. Portfolio loans at carrying value that are 90 days or more past due were $41 million and $46 million at March 31, 2013, and 2012, respectively. Portfolio loans at carrying value in nonaccrual (and nonperforming) status were $3 million and $2 million at March 31, 2013, and 2012, respectively. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” on page 120 of our 2012 Form 10-K.

March 31, 2013 in millions	Contractual Amount	Fair Value

ASSETS

Portfolio loans	$148	$154

Trust loans	2,357	2,333

Trust other assets	25	25

LIABILITIES

Trust securities	$2,382	$2,126

Trust other liabilities	25	25

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value, as well as the portfolio loans that are measured at fair value on a recurring basis.

March 31, 2013 in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS

Portfolio loans	—	—	$154	$154

Trust loans	—	—	2,333	2,333

Trust other assets	—	—	25	25

Total assets on a recurring basis at fair value	—	—	$2,512	$2,512

LIABILITIES MEASURED ON A RECURRING BASIS

Trust securities	—	—	$2,126	$2,126

Trust other liabilities	—	—	25	25

Total liabilities on a recurring basis at fair value	—	—	$2,151	$2,151

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts and portfolio loans for the three-month period ended March 31, 2013.

	Portfolio	Trust	Trust		Trust
	Student	Student	Other	Trust	Other
in millions	Loans	Loans	Assets	Securities	Liabilities

Balance at December 31, 2012	$157	$2,369	$26	$2,159	$22
Gains (losses) recognized in earnings (a)	—	43	—	59	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(3)	(79)	(1)	(92)	3

Balance at March 31, 2013	$154	$2,333	$25	$2,126	$25

(a)	Gains (losses) were driven primarily by fair value adjustments.

Victory Capital Management and Victory Capital Advisors. On February 21, 2013, we agreed to sell our investment management subsidiary Victory Capital Management and its broker-dealer affiliate Victory Capital Advisors (collectively, “Victory”) to a private equity fund. As a result of this pending disposition by sale which is expected to close during the third quarter of 2013, we have accounted for this business as a discontinued operation.

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory are as follows:

	Three months ended March 31,
in millions	2013	2012

Noninterest income	$29	$30

Noninterest expense	21	24

Income (loss) before income taxes	8	6

Income taxes	3	2

Income (loss) from discontinued operations, net of taxes	$5	$4

The discontinued assets and liabilities of Victory that are classified as held for sale and measured at the lower of carrying value or fair value less cost to sell, included on the balance sheet and the related assets under management are as follows:

in millions	March 31, 2013	December 31, 2012	March 31, 2012

Cash and due from banks	$1	$1	$1

Accrued income and other assets	43	27	21

Total assets	$44	$28	$22

Accrued expense and other liabilities	$24	$38	$26

Total liabilities	$24	$38	$26

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended March 31,
in millions	2013	2012

Noninterest expense	—	$8

Income (loss) before income taxes	—	(8)
Income taxes	$2	(3)

Income (loss) from discontinued operations, net of taxes	$(2)	$(5)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

in millions	March 31, 2013	December 31, 2012	March 31, 2012

Cash and due from banks	$22	$22	$30
Accrued income and other assets	—	—	1

Total assets	$22	$22	$31

Accrued expense and other liabilities	$1	$1	$7

Total liabilities	$1	$1	$7

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended March 31,
in millions	2013	2012

Net interest income	$28	$31
Provision for loan and lease losses	6	4

Net interest income (expense) after provision for loan and lease losses	22	27
Noninterest income	13	12
Noninterest expense	28	41

Income (loss) before income taxes	7	(2)
Income taxes	4	(1)

Income (loss) from discontinued operations, net of taxes (a)	$3	$(1)

(a)	Includes after-tax charges of $10 million and $14 million for March 31, 2013 and 2012, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

in millions	March 31, 2013	December 31, 2012	March 31, 2012

Cash and due from banks	$23	$23	$31
Trust loans at fair value	2,333	2,369	2,714
Portfolio loans at fair value	154	157	74
Loans, net of unearned income of ($5), ($5), and ($2)	2,599	2,675	2,927
Less: Allowance for loan and lease losses	49	55	90

Net loans	5,037	5,146	5,625
Trust accrued income and other assets at fair value	25	26	112
Accrued income and other assets	97	87	22

Total assets	$5,182	$5,282	$5,790

Trust accrued expense and other liabilities at fair value	$25	$22	$30
Accrued expense and other liabilities	25	39	33
Trust securities at fair value	2,126	2,159	2,512

Total liabilities	$2,176	$2,220	$2,575

12. Securities Financing Activities

We enter into repurchase and reverse repurchase agreements and securities borrowed transactions (securities financing agreements) primarily to finance our inventory positions, acquire securities to cover short positions, accommodate customers’ financing needs, and to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts at which the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While the right of setoff exists for our securities financing agreements, the assets and liabilities are reported on a gross basis. Repurchase agreements and securities borrowed transactions are included in “Accrued income and other assets” and reverse repurchase agreements in “Federal funds purchased and securities sold under repurchase agreements” on the balance sheet.

The following table summarizes our securities financing agreements as of March 31, 2013, December 31, 2012, and March 31, 2012:

	March 31, 2013
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments	(a)	Collateral	(b)	Net Amounts

Offsetting of financial assets:
Reverse repurchase agreements	$311	$(195)		$(111)		$5
Securities borrowed	35	—		(34)		1

Total	$346	$(195)		$(145)		$6

Offsetting of financial liabilities:
Repurchase agreements	$494	$(195)		$(299)		—

Total	$494	$(195)		$(299)		—

	December 31, 2013
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments	(a)	Collateral	(b)	Net Amounts

Offsetting of financial assets:
Reverse repurchase agreements	$271	$(95)		$(172)		$4
Securities borrowed	—	—		—		—

Total	$271	$(95)		$(172)		$4

Offsetting of financial liabilities:
Repurchase agreements	$228	$(95)		$(133)		—

Total	$228	$(95)		$(133)		—

	March 31, 2012
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments	(a)	Collateral	(b)	Net Amounts

Offsetting of financial assets:
Reverse repurchase agreements	$292	$(137)		$(147)		$8
Securities borrowed	19	—		(18)		1

Total	$311	$(137)		$(165)		$9

Offsetting of financial liabilities:
Repurchase agreements	$394	(137)		$(257)		—

Total	$394	(137)		$(257)		—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, any excess collateral is not reflected above.

Like other financing transactions, securities financing agreements contain an element of credit risk. To mitigate and manage credit risk exposure, we generally enter into master netting agreements and other collateral arrangements that give us the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Additionally, we establish and monitor limits on our counterparty credit risk exposure by product type. For the reverse repurchase agreements, we monitor the value of the underlying securities we have received from counterparties and either request additional collateral or return a portion of the collateral based on the value of those securities. We generally hold collateral in the form of highly rated securities issued by the US Treasury and fixed income securities. In addition, we may need to provide collateral to counterparties under our repurchase agreements and securities borrowed transactions. In general, the collateral we pledge and receive can be sold or repledged by the secured parties.

13. Employee Benefits

Pension Plans

Effective December 31, 2009, we amended our cash balance pension plan and other defined benefit plans to freeze all benefit accruals and close the plans to new employees. We will continue to credit participants’ existing account balances for interest until they receive their plan benefits. We changed certain pension plan assumptions after freezing the plans.

The components of net pension cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2013	2012

Interest cost on PBO	$10	$12
Expected return on plan assets	(17)	(18)
Amortization of losses	5	4

Net pension cost	$(2)	$(2)

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

We also maintained a death benefit plan that provided a death benefit for a very limited number of (i) former Key employees who retired from their employment with Key prior to 1994; (ii) former Key employees who elect a grandfathered pension benefit under the KeyCorp Cash Balance Pension Plan; and (iii) Key employees who otherwise were provided a historical death benefit at the time of their termination. The death benefit plan was non-contributory, and we used a separate VEBA trust to fund the plan. In the fourth quarter of 2012, we used the assets of the VEBA trust to purchase insurance through a policy issued by a third-party insurance provider to fully fund the death benefits under the plan. All grandfathered employees’ death benefits are fully funded, administered, and paid by the third-party insurance provider, and the insurance company has accepted all funding obligations and administrative liability for the grandfathered employees’ death benefits. We accordingly terminated the death benefit plan and the VEBA effective December 31, 2012.

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2013	2012

Interest cost on APBO	$1	$1
Expected return on plan assets	(1)	(1)

Net postretirement benefit cost	—	—

The Patient Protection and Affordable Care Act and Education Reconciliation Act of 2010, which were both signed into law in March 2010, changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefits under Medicare Part D. As a result of these laws, these subsidy payments became taxable in tax years beginning after December 31, 2012. The accounting guidance applicable to income taxes required the impact of a change in tax law to be immediately recognized in the period that includes the enactment date. The changes to the tax law regarding these subsidies did not affect us as we did not have a deferred tax asset recorded for Medicare Part D subsidies received.

14. Trust Preferred Securities Issued by Unconsolidated Subsidiaries

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

The Dodd-Frank Act changes the regulatory capital standards that apply to BHCs by requiring the phase-out of the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. The three-year phase-out period will ultimately require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital. The Basel III NPR proposes rules implementing the phase-out of trust preferred securities as Tier 1 capital, consistent with the Dodd-Frank Act, as part of the implementation of Basel III. A more thorough discussion of current rulemaking underway in the U.S. to implement Basel III is in the “Supervision and regulation” portion of this report.

As of March 31, 2013, the trust preferred securities issued by the KeyCorp capital trusts represent $339 million, or 3.4% of our total qualifying Tier 1 capital, net of goodwill.

The trust preferred securities, common stock and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount	(a)	Common Stock	Principal Amount of Debentures, Net of Discount	(b)	Interest Rate of Trust Preferred Securities and Debentures	(c)	Maturity of Trust Preferred Securities and Debentures

March 31, 2013
KeyCorp Capital I	$156		$6	$162		1.048%		2028
KeyCorp Capital II	111		4	115		6.875		2029
KeyCorp Capital III	144		4	148		7.750		2029

Total	$411		$14	$425		4.970%		—

December 31, 2012	$417		$14	$431		5.025%		—

March 31, 2012 (d)	$1,190		$19	$1,209		6.625%		—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $71 million at March 31, 2013, $77 million at December 31, 2012, and $144 million at March 31, 2012. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem these debentures: If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $71 million at March 31, 2013, $77 million at December 31, 2012, and $144 million at March 31, 2012. See Note 7 for an explanation of fair value hedges. The principal amount of debentures, net of discount is included in Long-Term Debt on the balance sheet.

(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. The total interest rates are weighted-average rates.

(d)	Includes the trust preferred securities issued by KeyCorp Capital VII and KeyCorp Capital X, which were redeemed in full on July 12, 2012. The aggregate liquidation preference totaled $707 million.

15. Contingent Liabilities and Guarantees

Legal Proceedings

The following discussion provides information on material developments in our legal proceedings during the first quarter of 2013. Additional information on our legal proceedings is available on pages 186-188 of our 2012 Form 10-K, Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings.”

Austin Madoff-Related Claims. As previously reported, Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crime perpetrated by Bernard L. Madoff and entities that he controlled. The investment losses borne by Austin’s funds stemmed from investments in a certain Madoff-advised hedge fund. Several lawsuits pending against Austin, KeyCorp, Victory Capital Management and certain employees and former employees (collectively, the “KeyCorp defendants”) alleging various claims, including negligence, fraud, breach of duties, and violations of federal securities laws and ERISA, were consolidated into one action styled In re Austin Capital Management, Ltd., Securities & Employee Retirement Income Security Act (ERISA) Litigation, pending in the United States District Court for the Southern District of New York. The KeyCorp defendants filed a motion to dismiss all of the claims in the consolidated amended complaint. On December 21, 2012, the court dismissed 14 of the plaintiffs’ 16 claims, including all of the plaintiffs’ securities law and state law claims. The plaintiffs’ two remaining claims are claims under ERISA. On January 4, 2013, the plaintiffs filed a motion for partial reconsideration of the court’s decision. On April 16, 2013, the court issued its opinion and denied the plaintiffs’ motion for reconsideration. An arbitration proceeding brought by one former Austin client, which was not consolidated into the foregoing proceeding, remains in abeyance.

As previously reported, the Department of Labor (the “Department”) asserted claims acting on behalf of ERISA investors. Those claims were settled with the Department for a total $47.8 million, a portion of which has been paid out of existing reserves and the balance of which is expected to be covered by our insurance policy as further described below. The settlements, excluding a portion payable to the Department, will be distributed to the ERISA investors who participated in the Austin investment in the Madoff-advised fund. The amounts distributed to the ERISA investors under the settlements with the Department will substantially reduce, but may not completely offset, the amounts that may be recoverable on the ERISA claims in the Southern District of New York proceeding described above.

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

Metyk litigation. As previously reported, two putative class actions were filed on September 21, 2010 in the United States District Court for the Northern District of Ohio (the “Northern District of Ohio”). The plaintiffs in these cases sought to represent a class of all participants in our 401(k) Savings Plan and alleged that the defendants in the lawsuit breached fiduciary duties owed to them under ERISA. These two putative class action lawsuits were substantively consolidated with each other in a proceeding styled Thomas Metyk, et al. v. KeyCorp, et al. (“Metyk”). A substantially similar class action, Taylor v. KeyCorp, et al., was dismissed from the Northern District of Ohio on August 12, 2010. This dismissal was affirmed by the United States Court of Appeals for the Sixth Circuit on May 25, 2012. On January 29, 2013, the Northern District of Ohio entered its order granting the defendants’ motion to dismiss the plaintiffs’ consolidated complaint for failure to state a claim and entered its final judgment terminating the Metyk proceeding. On February 19, 2013, plaintiffs filed a motion to set aside the final judgment and to permit the plaintiffs to file an amended complaint. On April 30, 2013, the court denied the motion to set aside the final judgment.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2013. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 128 of our 2012 Form 10-K.

March 31, 2013 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded

Financial guarantees:
Standby letters of credit	$10,563	$63
Recourse agreement with FNMA	1,164	7
Return guarantee agreement with LIHTC investors	20	20
Written put options (a)	2,021	30
Default guarantees	15	—

Total	$13,783	$120

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2013, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At March 31, 2013, our standby letters of credit had a remaining weighted-average life of 3.0 years, with remaining actual lives ranging from less than one year to as many as ten years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At March 31, 2013, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.4 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $3.6 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at March 31, 2013. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $20 million at March 31, 2013, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At March 31, 2013, our written put options had an average life of 2.2 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds (i.e., the commercial loan client). We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: either the risk profile of the debtor should provide an investment return, or we are supporting our underlying investment in the debtor. The terms of these default guarantees range from less than one year to as many as 6.2 years; some default guarantees do not have a contractual end date. Although no collateral is held, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships.

Liquidity facilities that support asset-backed commercial paper conduits. At March 31, 2013, we did not have any liquidity facilities remaining outstanding with any unconsolidated third-party commercial paper conduits. Our prior liquidity facility, which expired during the second quarter of 2012, obligated us to provide aggregate funding of up to a certain amount in the event that a credit market disruption or other factors prevented the conduit from issuing commercial paper.

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

16. Accumulated Other Comprehensive Income

Our changes in accumulated other comprehensive income for the three months ended March 31, 2013, are as follows:

in millions	Unrealized gains (losses) on available for sale securities	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total

Balance at December 31, 2012	$229	$18	$55	$(426)	$(124)

Other comprehensive income before reclassification	(22)	2	(7)	3	(24)

Amounts reclassified fromaccumulated other comprehensive income (a)	—	(10)	(4)	—	(14)

Net current-period other comprehensive income	(22)	(8)	(11)	3	(38)

Balance at March 31, 2013	$207	$10	$44	$(423)	$(162)

(a)	See table below for details about these reclassifications.

Our reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 are as follows:

in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on derivative
financial instruments
Interest rate	$22	Interest income — Loans
Interest rate	(3)	Interest expense — Long term debt
Foreign exchange contracts	(3)	Other income

	16	Income (loss) from continuing operations before income taxes
	6	Income taxes

	$10	Income (loss) from continuing operations

Foreign currency translation adjustment
	$7	Corporate services income

	7	Income (loss) from continuing operations before income taxes
	3	Income taxes

	$4	Income (loss) from continuing operations

17.  Shareholders’ Equity

Comprehensive Capital Plan

During the first quarter of 2013, Key completed $65 million of Common Share repurchases on the open market under Key’s 2012 capital plan submitted to the Federal Reserve in January 2012. On January 7, 2013, we submitted to the Federal Reserve and provided to the OCC under the annual CCAR process our 2013 capital plan. On March 14, 2013, the Federal Reserve announced that it did not object to our 2013 capital plan. At its March 2013 meeting, our Board authorized up to $426 million in repurchases of our Common Shares in the open market or through privately negotiated transactions. The authorization was expressly in addition to any amounts remaining under preexisting authority. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2014.

Our 2013 capital plan also proposed an increase in our quarterly Common Share dividend from $0.05 to $0.055 per share. The Board will evaluate the proposed dividend increase at its May meeting.

18.  Line of Business Results

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

Key Corporate Bank

Key Corporate Bank is a full-service corporate and investment bank focused principally on serving the needs of middle market clients in six industry sectors: consumer, energy, healthcare, industrial, public sector and real estate. Key Corporate Bank delivers a broad product suite of banking and capital markets products to its clients, including syndicated finance, debt and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory and public finance. Key Corporate Bank also delivers many of its product capabilities to clients of Key Community Bank.

Other Segments

Other Segments consist of Corporate Treasury, Community Development, Principal Investing and various exit portfolios.

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

The table on the following pages shows selected financial data for our two major business segments for the three-month periods ended March 31, 2013, and 2012.

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

¿

The consolidated provision for loan and lease losses is allocated among the lines of business primarily based on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated allowance for loan and lease losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 120 of our 2012 Form 10-K.

¿

Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

¿	Capital is assigned to each line of business based on regulatory requirements.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

Three months ended March 31,	Key Community Bank		Key Corporate Bank
dollars in millions	2013	2012	2013	2012

SUMMARY OF OPERATIONS
Net interest income (TE)	$361	$357	$187	$196
Noninterest income	188	175	192	182

Total revenue (TE) (a)	549	532	379	378
Provision (credit) for loan and lease losses	59	4	4	13
Depreciation and amortization expense	20	9	12	16
Other noninterest expense	420	427	197	206

Income (loss) from continuing operations before income taxes (TE)	50	92	166	143
Allocated income taxes and TE adjustments	19	34	61	52

Income (loss) from continuing operations	31	58	105	91
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	31	58	105	91
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to Key	$31	$58	$105	$91

AVERAGE BALANCES (b)
Loans and leases	$28,982	$25,981	$20,039	$18,584
Total assets (a)	31,478	28,223	23,860	22,847
Deposits	49,359	47,506	13,957	11,556

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$47	$47	$(1)	$25
Return on average allocated equity (b)	4.38%	8.18%	26.35%	19.89%
Return on average allocated equity	4.38	8.18	26.35	19.89
Average full-time equivalent employees (c)	8,830	8,707	1,924	2,020

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2013	2012	2013	2012	2013	2012	2013	2012

$39	$3	$587	$556	$2	$3	$589	$559
44	91	424	448	1	(6)	425	442

83	94	1,011	1,004	3	(3)	1,014	1,001
(7)	25	56	42	(1)	—	55	42
2	3	34	28	32	32	66	60
17	25	634	658	(19)	(39)	615	619

71	41	287	276	(9)	4	278	280
2	(9)	82	77	(6)	2	76	79

69	50	205	199	(3)	2	202	201
—	—	—	—	$3	(1)	3	(1)

69	50	205	199	—	1	205	200
1	—	1	—	—	—	1	—

$68	$50	$204	$199	—	$1	$204	$200

$3,562	$4,825	$52,583	$49,390	$43	$40	$52,626	$49,430
26,795	28,556	82,133	79,626	582	798	82,715	80,424
625	749	63,941	59,811	(306)	(180)	63,635	59,631

$3	$29	$49	$101	—	—	$49	$101
39.45%	24.29%	15.95%	14.50%	(.24)%	.18%	7.93%	8.09%
39.45	24.29	15.95	14.50	—	0.09	8.05	8.05
49	53	10,803	10,780	4,593	4,624	15,396	15,404

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of March 31, 2013 and 2012, the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2013 and 2012, and the related consolidated statements of changes in equity and cash flows for the three-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of Key’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended not presented herein, and in our report dated February 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Signature here

Cleveland, Ohio
May 1, 2013	/s/ Ernst & Young LLP

Item 2.   Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year to date periods ended March 31, 2013 and 2012. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

References to our “2012 Form 10-K” refer to our Form 10-K for the year ended December 31, 2012, which has been filed with the SEC and is available on its website (www.sec.gov) or on our website (www.key.com/ir).

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

¿

We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business, Victory and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009. Victory was moved to held for sale and classified as discontinued operation in our first quarter 2013 financial reporting as a result of the sale of this business that was announced on February 21, 2013.

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

¿

For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Introduction” that begins on page 37 of our 2012 Form 10-K, the regulators conduct a review of capital adequacy for each of the country’s nineteen largest banking institutions, including KeyCorp. This regulatory assessment began in 2009 and has continued into 2013. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity. For a detailed explanation of total capital, Tier 1 capital and Tier 1 common equity and how they are calculated see the section entitled “Capital.”

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Basis of Presentation”).

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2013	2012
dollars in millions, except per share amounts	First	Fourth	Third	Second	First

FOR THE PERIOD
Interest income	$667	$688	$671	$662	$684
Interest expense	84	87	99	124	131
Net interest income	583	601	572	538	553
Provision (credit) for loan and lease losses	55	57	109	21	42
Noninterest income	425	439	518	457	442
Noninterest expense	681	734	712	693	679
Income (loss) from continuing operations before income taxes	272	249	269	281	274
Income (loss) from continuing operations attributable to Key	201	196	216	222	201
Income (loss) from discontinued operations, net of taxes(a)	3	7	3	14	(1)
Net income (loss) attributable to Key	204	203	219	236	200

Income (loss) from continuing operations attributable to Key common shareholders	196	190	211	217	195
Income (loss) from discontinued operations, net of taxes(a)	3	7	3	14	(1)
Net income (loss) attributable to Key common shareholders	199	197	214	231	194

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.21	$.23	$.23	$.21
Income (loss) from discontinued operations, net of taxes(a)	—	.01	—	.01	—
Net income (loss) attributable to Key common shareholders(d)	.22	.21	.23	.24	.20

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.21	$.20	$.22	$.23	$.20
Income (loss) from discontinued operations, net of taxes — assuming dilution(a)	—	.01	—	.01	—
Net income (loss) attributable to Key common shareholders — assuming dilution (d)	.21	.21	.23	.24	.20

Cash dividends paid	.05	.05	.05	.05	.03
Book value at period end	10.89	10.78	10.64	10.43	10.26
Tangible book value at period end	9.78	9.67	9.54	9.45	9.28
Market price:
High	10.19	9.01	9.12	8.54	8.82
Low	8.29	7.96	7.46	6.80	7.26
Close	9.96	8.42	8.74	7.74	8.50
Weighted-average common shares outstanding (000)	920,316	925,725	936,223	944,648	949,342
Weighted-average common shares and potential common shares outstanding (000)	926,051	930,382	940,764	948,087	953,971

AT PERIOD END
Loans	$52,574	$52,822	$51,419	$49,605	$49,226
Earning assets	75,066	75,055	72,139	71,899	72,796
Total assets	89,198	89,236	86,950	86,523	87,431
Deposits	64,654	65,993	64,188	62,167	61,494
Long-term debt	7,785	6,847	6,119	7,521	8,898
Key common shareholders’ equity	10,049	9,980	9,960	9,864	9,808
Key shareholders’ equity	10,340	10,271	10,251	10,155	10,099

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.99%	.96%	1.00%	1.03%	1.01%
Return on average common equity	7.96	7.58	8.41	8.84	8.08
Return on average tangible common equity	8.87	8.45	8.45	8.90	8.94
Net interest margin (TE)(b)	3.24	3.37	3.23	3.06	3.16
Cash efficiency ratio(b)	65.98	69.02	64.96	69.23	67.73

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.94%	.93%	1.01%	1.10%	.93%
Return on average common equity	8.08	7.86	8.57	9.47	8.04
Return on average tangible common equity(b)	9.01	8.77	9.56	10.46	8.90
Net interest margin (TE)	3.16	3.29	3.14	2.99	3.08
Loan to deposit(c)	86.95	85.77	86.24	86.38	86.97

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.59%	11.51%	11.79%	11.74%	11.55%
Key common shareholders’ equity to assets	11.27	11.18	11.45	11.40	11.22
Tangible common equity to tangible assets(b)	10.24	10.15	10.39	10.44	10.26
Tier 1 common equity(b)	11.40	11.36	11.30	11.63	11.55
Tier 1 risk-based capital	12.19	12.15	12.10	12.45	13.29
Total risk-based capital	15.02	15.13	15.17	15.83	16.68
Leverage	11.36	11.41	11.37	11.35	12.12

TRUST AND BROKERAGE ASSETS
Assets under management	$35,714	$34,744	$35,587	$35,148	$35,862
Nonmanaged and brokerage assets	37,115 (e)	35,550 (e)	34,322	33,803	33,021

OTHER DATA
Average full-time-equivalent employees	15,396	15,589	15,833	15,455	15,404
Branches	1,084	1,088	1,087	1,062	1,059

(a)

In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank National Association. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations see Note 11 (“Acquisitions and Discontinued Operations”).

(b)	See Figure 8 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Tier 1 common equity,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(c)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).
(d)	EPS may not foot due to rounding.
(e)	This figure has been revised from what has previously been disclosed in our earnings release on April 18, 2013.

Additional Consolidated Statements of Income

Our first quarter 2013 financial results include noninterest line items that reflect our current business mix and also account for Victory, which we have agreed to sell to a private equity fund, as a discontinued operation. The following consolidated statements of income for the periods indicated are presented consistently with our first quarter 2013 financial results.

Figure 2. Consolidated Statements of Income (Unaudited)

	2013	2012
dollars in millions	First	Fourth	Third	Second	First

Interest income
Loans	$548	$563	$538	$518	$536
Loans held for sale	4	5	5	5	5
Securities available for sale	80	85	93	105	116
Held-to-maturity securities	18	19	21	17	12
Trading account assets	6	3	4	5	6
Short-term investments	2	2	1	2	1
Other investments	9	11	9	10	8

Total interest income	667	688	671	662	684
Interest expense
Deposits	45	49	60	71	77
Federal funds purchased and securities sold under repurchase agreements	1	1	1	1	1
Bank notes and other short-term borrowings	1	2	1	2	2
Long-term debt	37	35	37	50	51

Total interest expense	84	87	99	124	131

Net interest income	583	601	572	538	553
Provision (credit) for loan and lease losses	55	57	109	21	42

Net interest income (expense) after provision for loan and lease losses	528	544	463	517	511
Noninterest income (a)
Trust and investment services income	95	95	94	90	96
Investment banking and debt placement fees	79	110	83	73	61
Service charges on deposit accounts	69	75	74	70	68
Operating lease income and other leasing gains	23	19	66	58	52
Corporate services income	45	41	39	44	44
Cards and payments income	37	38	37	31	29
Corporate-owned life insurance income	30	36	26	30	30
Consumer mortgage income	7	11	11	9	9
Net gains (losses) from principal investing	8	2	11	24	35
Other income (b)	32	12	77	28	18

Total noninterest income	425	439	518	457	442
Noninterest expense
Personnel	391	422	399	377	372
Net occupancy	64	69	65	62	64
Computer processing	39	38	42	43	41
Business services and professional fees	35	54	48	51	37
Equipment	26	27	27	27	26
Operating lease expense	12	12	13	15	17
Marketing	6	20	18	17	13
FDIC assessment	8	8	7	8	8
Intangible asset amortization on credit cards	8	8	6	—	—
Other intangible asset amortization	4	4	3	1	1
Provision (credit) for losses on lending-related commitments	3	(14)	(8)	6	—
OREO expense, net	3	1	1	7	6
Other expense	82	85	91	79	94

Total noninterest expense	681	734	712	693	679

Income (loss) from continuing operations before income taxes	272	249	269	281	274
Income taxes	70	53	51	54	73

Income (loss) from continuing operations	202	196	218	227	201
Income (loss) from discontinued operations, net of taxes (c)	3	7	3	14	(1)

Net income (loss)	205	203	221	241	200
Less: Net income (loss) attributable to noncontrolling interests	1	—	2	5	—

Net income (loss) attributable to Key	$204	$203	$219	$236	$200

Income (loss) from continuing operations attributable to Key common shareholders	$196	$190	$211	$217	$195
Net income (loss) attributable to Key common shareholders	199	197	214	231	194
Per common share
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.21	$.23	$.23	$.21
Income (loss) from discontinued operations, net of taxes (c)	—	.01	—	.01	—
Net income (loss) attributable to Key common shareholders (d)	.22	.21	.23	.24	.20
Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.20	$.22	$.23	$.20
Income (loss) from discontinued operations, net of taxes (c)	—	.01	—	.01	—
Net income (loss) attributable to Key common shareholders (d)	.21	.21	.23	.24	.20

Cash dividends declared per common share	$.05	$.05	$.05	$.05	$.03

Weighted-average common shares outstanding (000)	920,316	925,725	936,223	944,648	949,342

Weighted-average common shares and potential common shares outstanding (000) (e)	926,051	930,382	940,764	948,087	953,971

(a)	The noninterest income line items have been changed for all prior periods presented to reflect our current business mix.

(b)	For the three months ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, we did not have any impairment losses related to securities.

(c)

In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank National Association. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations see Note 11 (“Acquisitions and Discontinued Operations”).

(d)	Earnings per share may not foot due to rounding.

(e)	Assumes conversion of stock options and/or Preferred Series A shares, as applicable.

Forward-looking statements

From time to time, we have made or will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “plan,” “expect,” “anticipate,” “intend,” “project,” “believe,” “estimate,” or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements. We may also make forward-looking statements in our other documents filed with or furnished to the SEC. In addition, we may make forward-looking statements orally to analysts, investors, representatives of the media, and others.

Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:

—	continued strain on the global financial markets as a result of economic slowdowns and concerns;

—	the slow progress of the U.S. economic recovery;

—	changes in trade, monetary and fiscal policies of various governmental bodies and central banks in the economies in which we operate;

—

our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

—	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

—

current regulatory initiatives in the U.S., including the Dodd-Frank Act, subjecting us to a variety of new and more stringent legal and regulatory requirements and increased scrutiny from our regulators;

—	the deterioration of unemployment or real estate asset values or their failure to recover for an extended period of time;

—	adverse changes in credit quality trends;

—	our ability to determine accurate values of certain assets and liabilities;

—	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

—	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

—	the soundness of other financial institutions;

—	our ability to satisfy new capital and liquidity standards such as those imposed by the Dodd-Frank Act and those adopted by the Basel Committee;

—	our ability to receive dividends from our subsidiary, KeyBank;

—	reductions of the credit ratings assigned to KeyCorp and KeyBank;

—	unexpected or prolonged changes in the level or cost of liquidity;

—	our ability to secure alternative funding sources under stressed liquidity conditions;

—	our ability to timely and effectively implement our strategic initiatives;

—	operational or risk management failures;

—	breaches of security or failures of our technology systems due to technological, cybersecurity threats or other factors;

—	the occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate;

—	the adequacy of our risk management programs;

—	adverse judicial proceedings;

—	increased competitive pressure due to consolidation;

—	our ability to attract and/or retain talented executives and employees;

—	our ability to effectively sell additional products or services to new or existing customers;

—	our ability to manage our reputational risks;

—	unanticipated adverse effects of acquisitions and dispositions of assets, business units or affiliates; and

—	other risks and uncertainties discussed in Part 1, Item 1. Business under the heading “Supervision and Regulation” and Item 1A. Risk Factors, each in our 2012 Form 10-K.

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

Economic overview

Overall, the economy in the first quarter 2013 exceeded expectations, with GDP of 2.5%. Businesses continuing to hire and invest and consumers spent freely despite considerable headwinds. Strength, however, was concentrated in January and February, with the economy clearly losing momentum in March. The slowdown was broad-based, and reflected across multiple data points.

In the first three months of the year, payroll growth totaled 504,000 jobs, representing a modest slowdown from the fourth quarter of 2012. Monthly data was volatile, with a moderate pace of job creation in January, a spike in February, and a sharp deceleration in March. Unemployment declined through the quarter, falling to 7.6%, driven by continued contraction in the labor force. Civilian labor force participation fell to the lowest point since 1979, ending the quarter at 63.3%.

Consumption held up remarkably well early in the year, despite higher taxes related to the American Taxpayer Relief Act of 2012 and a spike in gas prices. For the quarter, consumer spending accelerated to 3.2%, well above expectations of a modest increase, and providing a significant source of upside risk for GDP. As in prior quarters, durable goods led gains, with vehicle sales averaging 15.3 million units on a seasonally adjusted annual rate basis, up 8% from one year ago. Consistent with other data, spending slowed in March, with retail sales declining 0.4%. Consumer sentiment was also depressed in the quarter, with the Conference Board Consumer Confidence measure twice falling below 60 for the first time since 2011. Inflation remains relatively tame, with energy prices driving a sharp increase in the headline rate in February before falling back in March. Inflation is well within the Federal Reserve’s comfort zone, with core personal consumption expenditures up just 1.3% as of February.

The housing market remains an important bright spot for the economy, with notable improvement continuing across indicators in the first quarter of 2013. Demand is firming, rising to a rate of 5.0 million seasonally adjusted annual home sales in February, the fastest pace since the 2009 homebuyer tax credits. New home sales experienced similar gains, up 12.3% over the prior year. Inventory levels have fallen sharply as a result of increased demand and years of muted construction activity and as of the date of this report are now at just 4.7 months of supply for existing and 4.4 months for new homes. This factor is driving solid home price appreciation, with prices up 10.2% in February from one year ago. Builders are responding to these favorable trends, with housing starts exceeding 1.0 million in March, up 46.7% from the prior year. For the first quarter of 2013 overall, residential construction added 31 basis points to growth, which was consistent with the 2012 contribution.

Treasury yields broadly reflected trends in economic data, rising as the data improved in the first two months, but falling again toward quarter end as data disappointed. Other factors, however, were also at work. FOMC minutes through the quarter reflect a committee increasingly concerned about the price of quantitative easing and more open to the possibility of winding down asset purchases. The language clearly provided upward pressure on yields, but committee actions remained firmly accommodative, with the federal funds target rate near zero and monthly asset purchases totaling $85 billion. Yields on the 10-year UST moved as high as 2.06% in mid-March, until weak economic data, rising tensions in the Korean peninsula, and the Cyprus bail-out drove yields downward, ending the quarter at 1.85%.

Long-term financial goals

Our long-term financial goals are as follows:

¿	Target a loan-to-core deposit ratio range of 90% to 100%;

¿	Return to a moderate risk profile by targeting a net charge-off ratio range of .40% to .60%;

¿	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and ratio of noninterest income to total revenue of greater than 40%;

¿	Create positive operating leverage and target a cash efficiency ratio in the range of 60% to 65%; and

¿	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 3 shows the evaluation of our long-term financial goals for the first quarter of 2013.

Figure 3. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics(a)	1Q13	Targets	Action Plans
Core funded	Loan to deposit ratio (b)	87%	90-100%	• Use integrated model to grow relationships and loans • Improve deposit mix
Maintain a moderate risk profile	NCOs to average loans	.38%	.40-.60%	• Focus on relationship clients • Exit noncore portfolios • Limit concentrations • Focus on risk-adjusted returns

	Provision to average loans	.42%

Growing high quality, diverse revenue streams	Net interest margin	3.24%	> 3.50%	• Improve funding mix • Focus on risk-adjusted returns • Grow client relationships • Capitalize on Key’s total client solutions and cross-selling capabilities
	Noninterest income to total revenue	42%	> 40%
Creating positive operating leverage	Cash efficiency ratio (c)	66%	60 - 65%	• Improve efficiency and effectiveness • Better utilize technology • Change cost base to more variable from fixed
Executing our strategies	Return on average assets	.99%	1.00-1.25%	• Execute our client insight-driven relationship model • Focus on operating leverage • Improved funding mix with lower cost core deposits

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

(c)	Excludes intangible asset amortization; Non-GAAP measure: see Figure 4 for reconciliation.

Strategic developments

We initiated the following actions during the first three months of 2013 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 41 of our 2012 Form 10-K.

¿

On February 21, 2013, we announced an agreement to sell our investment management subsidiary, Victory Capital Management, and our broker-dealer affiliate, Victory Capital Advisors, to a private equity fund. The purchase price is $246 million, which will consist of $201 million of cash and a $45 million seller note payable to Key that is subject to adjustment at closing. We estimate that an after-tax gain in the range of $145 million to $155 million, subject to the final note valuation and terms and conditions of the sales contract, will be realized on this sale, which is expected to close in the third quarter of 2013. We are seeking no objection from the Federal Reserve to use the gain realized from the sale of Victory to repurchase Common Shares.

¿

We have made progress on our efficiency initiative. Our cash efficiency ratio improved to 66.0% from 67.7% one year ago. We have realized $105 million in annualized expense savings and have made significant progress toward our $200 million goal by the end of 2013. During the second quarter of 2013, we expect to make further progress on our efficiency efforts as we consolidate branches and continue to work toward creating a variable cost base. Using our current levels of revenue and expense, these initiatives are intended to move us to our long-term efficiency ratio target range of 60% to 65%.

¿	We completed $65 million of Common Share repurchases on the open market under our 2012 capital plan. Our authority to repurchase Common Shares under the 2012 capital plan expired on March 31, 2013.

¿

On January 7, 2013, we submitted to the Federal Reserve and provided to the OCC under the annual CCAR process our 2013 capital plan. On March 14, the Federal Reserve announced that it did not object to our 2013 capital plan. Accordingly, at its March 2013 meeting, our Board authorized the repurchase of up to $426 million of our Common Shares in the open market or through privately negotiated transactions. Common Share repurchases under the new 2013 capital plan authorization are expected to be executed from the second quarter of 2013 through the first quarter of 2014.

¿	Our 2013 capital plan also proposed an increase in our quarterly Common Share dividend from $0.05 to $0.055 per share. The Board will evaluate the proposed dividend increase at its May meeting.

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

Figure 4 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 4. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended March 31, 2013 dollars in millions	Rocky Mountains and Northwest	Great Lakes	Northeast	Nonregion	(a)		Total

Average deposits	$15,834	$15,645	$16,022	$1,858			$49,359
Percent of total	32.1%	31.7%	32.5%	3.7		%	100.0%

Average commercial loans	$5,677	$4,131	$3,075	$2,202			$15,085
Percent of total	37.6%	27.4%	20.4%	14.6		%	100.0%

Average home equity loans	$4,621	$2,478	$2,564	$124			$9,787
Percent of total	47.2%	25.3%	26.2%	1.3		%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Key Community Bank regions.

Key Corporate Bank is a full-service corporate and investment bank focused principally on serving the needs of middle market clients in six industry sectors: consumer, energy, healthcare, industrial, public sector and real estate. Key Corporate Bank delivers a broad product suite of banking and capital markets products to its clients, including syndicated finance, debt- and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory and public finance. Key Corporate Bank also delivers many of its product capabilities to clients of Key Community Bank.

Further information regarding the products and services offered by our Key Community Bank and Key Corporate Bank segments is included in this report in Note 18 (“Line of Business Results”).

Supervision and regulation

Regulatory reform developments

On July 21, 2010, the Dodd-Frank Act became law. It was intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the U.S., reduce the risks of bank failures, better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of bank and nonbank SIFIs, such as KeyCorp and KeyBank. Further discussion concerning the Dodd-Frank Act, related regulatory developments, and the risks that they present to Key is available in under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risks” in Item 1A. Risk Factors of our 2012 Form 10-K. Many of the proposed rules referenced in our prior reports continue to remain pending. The following provides a summary of relevant regulatory developments relating to the Dodd-Frank Act or that relate to our results this quarter.

Supervisory and company-run stress testing

On March 7, 2013, the Federal Reserve published the results of its Dodd-Frank Annual Stress Test (“DFAST”), and on March 14, 2013, the Federal Reserve published the results of its CCAR. Each of these stress tests is required under the Dodd-Frank Act for certain banking organizations, including KeyCorp. On March 8, 2013, KeyCorp and KeyBank published the results of their annual company-run stress tests, which are also required by the Dodd-Frank Act. KeyCorp passed DFAST and, as previously reported, its 2013 capital plan under CCAR was not objected to by the Federal Reserve.

Enhanced prudential standards and early remediation requirements

On January 5, 2012, the Federal Reserve published proposed Regulation YY – Enhanced Prudential Standards – as part of its efforts to implement enhanced prudential standards and early remediation requirements to be imposed upon SIFIs pursuant to the Dodd-Frank Act. It generally applies to SIFIs like KeyCorp and includes a wide range of measures addressing issues such as risk-based capital requirements and leverage limits, liquidity requirements, single-counterparty credit limits, risk management, supervisory and company-run stress testing requirements, and early remediation. Comments to this proposed rule were due by April 30, 2012. We continue to monitor the implementation of this rule.

Bureau of Consumer Financial Protection

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

U.S. implementation of Basel III

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

New Proposed Minimum Capital Requirements

As originally proposed, beginning January 1, 2013, banking organizations subject to the Basel III and Standardized Approach NPRs, like Key, would be required to meet the minimum capital and leverage ratios set forth in the following table. At March 31, 2013, Key had a Tier 1 common equity ratio of 11.4% under current Basel I. Also at March 31, 2013, based on the fully phased-in Basel III and Standardized Approach NPRs, Key estimates that its capital and leverage ratios, after adjustment for market risk pursuant to the new joint final market risk rule, would be as set forth Figure 5 below. There can be no guarantee, however, that the Basel III and Standardized Approach NPRs will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

Figure 5. Estimated Ratios vs. Proposed Minimum Capital Ratios Calculated Under the Fully Phased-In Basel III and Standardized Approach NPRs

Ratios (including Capital conservation buffer)	Key 3-31-2013 Estimated	Proposed Minimum 1-1-2013	(a)	Phase-in Period	(a)	Proposed Minimum 1-1-2019	(a)
Common Equity Tier 1	10.3%	3.5	%	1/1/13 - 1/1/15		4.5	%
Capital conservation buffer (b)		—		1/1/16 - 1/1/19		2.5
Common Equity Tier 1 + Capital conservation buffer		3.5		1/1/13 - 1/1/19		7.0
Tier 1 Capital	10.7	4.5		1/1/13 - 1/1/15		6.0
Tier 1 Capital + Capital conservation buffer		4.5		1/1/13 - 1/1/19		8.5
Total Capital	13.4	8.0		None		8.0
Total Capital + Capital conservation buffer		8.0		1/1/16 - 1/1/19		10.5
Leverage (c)	10.1	4.0		None		4.0

(a)	Per the November 2012 Release, the proposed implementation dates and phase-in time periods are subject to extension.

(b)	Capital conservation buffer must consist of Common Equity Tier 1 capital. Key is not subject to the proposed countercyclical capital buffer of up to 2.5% imposed under the Advanced Approaches NPR.

(b)	Key is not subject to the proposed 3% supplemental leverage ratio requirement imposed under the Advanced Approaches NPR.

Revised Prompt Corrective Action Standards

Under the Basel III NPR, the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions, such as KeyBank, are proposed to be revised effective January 1, 2015. Figure 6 identifies the proposed capital category threshold ratios for a well capitalized and an adequately capitalized institution under current law and the Basel III and Standardized Approach NPRs.

Figure 6. Proposed Revised Prompt Corrective Action Well Capitalized and Adequately Capitalized Capital Category Ratios

Prompt Corrective Action	Capital Category

	Well Capitalized		Adequately Capitalized

Ratio	Proposed	Current	Proposed	Current

Common Equity Tier 1 Risk-Based	6.5%	N/A	4.5%	N/A
Tier 1 Risk-Based	8.0	6.0%	6.0	4.0%
Total Risk-Based	10.0	10.0	8.0	8.0
Tier 1 Leverage	5.0	5.0	4.0	3.0 or 4.0

We believe that, as of March 31, 2013, Key and KeyBank would meet all capital adequacy requirements under the Basel III and Standardized Approach NPRs on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and Standardized Approach NPRs will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

As previously indicated, the prompt corrective action requirements only apply to FDIC-insured depository institutions and not to BHC’s. Nevertheless, if such prompt corrective action capital categories applied to BHCs, we believe that KeyCorp would meet all prompt corrective action capital and leverage ratio requirements for a well-capitalized capital category at March 31, 2013, under the Basel III and Standardized Approach NPRs on a fully phased-in basis if such requirements were currently effective.

Highlights of Our Performance

Financial performance

For the first quarter of 2013, we announced net income from continuing operations attributable to Key common shareholders of $196 million, or $.21 per Common Share. Our first quarter of 2013 results compare to net income from continuing operations attributable to Key common shareholders of $195 million, or $.20 per Common Share, for the first quarter of 2012.

Our taxable-equivalent net interest income was $589 million for the first quarter of 2013, and the net interest margin was 3.24%. These results compare to taxable-equivalent net interest income of $559 million and a net interest margin of 3.16% for the first quarter of 2012. Net interest income increased $30 million or 5.4% due to both growth in average earning assets and an improvement in the net interest margin as funding costs declined. Our current expectation, given the outlook for little change in interest rates, is for the net interest margin to trend lower from the first quarter level throughout 2013. We anticipate the net interest margin to decline by approximately four to seven basis points in the second quarter and continue with modest pressure of one to three basis points per quarter in the second half of the year.

Our noninterest income was $425 million for the first quarter of 2013, compared to $442 million for the year-ago quarter. Operating lease income and other leasing gains decreased $29 million primarily due to a $20 million gain on the early termination of a leveraged lease one year ago, and net gains (losses) from principal investing decreased by $27 million. These decreases were partially offset by an $18 million increase in investment banking and debt placement fees and a $14 million increase in other income.

Our noninterest expense was $681 million for the first quarter of 2013, compared to $679 million for the same period last year. Personnel expense increased $19 million due to several factors – an increase in technology contract labor; higher incentive compensation expense accruals; and severance expense associated with our efficiency initiative. Nonpersonnel expense decreased $17 million from one year ago. Marketing expense, operating lease expense and various other miscellaneous expenses decreased from the year ago quarter. These declines were partially offset by an increase of $11 million related to the amortization of the intangible assets associated with the third quarter 2012 acquisitions of the previously announced credit card portfolio as well as the branches in Western New York.

We have made progress on our efficiency initiative. We have realized $105 million in annualized expense savings, significant progress toward our $200 million goal by the end of 2013. During the second quarter of 2013, we expect to make further progress on our efficiency efforts as we consolidate branches and continue to work toward creating a variable cost base.

Average loans were $52.6 billion for the first quarter of 2013, an increase of $3.2 billion or 6.5% compared to the first quarter of 2012. Commercial, financial and agricultural loans grew by $3.3 billion over the year-ago quarter, with strong growth across our corporate and middle market segments. In addition, the third quarter 2012 credit card portfolio and Western New York branch acquisitions added $1 billion of mostly consumer loans. This growth was partially offset by managed declines in the commercial real estate portfolio, the equipment lease portfolio, which included the early termination of certain leveraged leases in the exit portfolio in 2012, and run-off of consumer loans in the designated exit portfolio. Last quarter we provided an outlook for average total loan growth for 2013 in the mid to upper-single digit area, and we still anticipate average total loan growth for the year in the mid-single digit area of four to six percent, led by growth in commercial lending. We anticipate average earning assets for the balance of 2013 to be in a range of $74 to $76 billion.

Average deposits totaled $63.6 billion for the first quarter of 2013, an increase of $4 billion compared to the year-ago quarter. The growth reflects an increase in demand deposits of $2.9 billion and interest-bearing non-time deposits of $4.1 billion (including the impact of Key’s third quarter 2012 Western New York branch acquisition, which added $2 billion of mostly interest-bearing non-time deposits). This deposit growth was partially offset by $3 billion of run-off from one year ago in certificates of deposit and other time deposits.

Our provision for loan and lease losses was $55 million for the first quarter of 2013, compared to $42 million for the year-ago quarter. Our allowance for loan and lease losses was $893 million, or 1.70% of total period-end loans at March 31, 2013, compared to 1.92% at March 31, 2012.

At March 31, 2013, our nonperforming loans totaled $650 million and represented 1.24% of period-end portfolio loans, compared to 1.35% at March 31, 2012. Nonperforming assets at March 31, 2013, totaled $705 million and represented 1.34% of period-end portfolio loans and OREO and other nonperforming assets, compared to 1.55% at March 31, 2012. OREO balances declined $40 million from one year ago to $21 million at March 31, 2013.

During the first three months of 2013, we originated approximately $8.5 billion in new or renewed lending commitments to consumers and businesses, an increase of $.2 billion from the same period one year ago.

Our capital ratios remain strong. Our tangible common equity, Tier 1 common equity and Tier 1 risk-based capital ratios at March 31, 2013, are 10.24%, 11.40%, and 12.19%, respectively, compared to 10.26%, 11.55%, and 13.29%, respectively, at March 31, 2012. We have continued to return capital to our shareholders by repurchasing common shares and our quarterly common share dividends. In the first quarter, we repurchased 6.8 million common shares at an average cost of $9.56 per share. Additionally, we estimate that our Basel III Tier 1 common equity ratio under the Federal Reserve’s Basel III and Standard Approach NPRs as of March 31, 2013 is at 10.35%, which we believe will place us in a strong capital position relative to our peers on this measure.

Figure 7 shows our continuing and discontinued operating results for the current, past and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 7. Results of Operations

	Three months ended
in millions, except per share amounts	3-31-13	12-31-12	3-31-12

Summary of operations
Income (loss) from continuing operations attributable to Key	$201	$196	$201
Income (loss) from discontinued operations, net of taxes (a)	3	7	(1)

Net income (loss) attributable to Key	$204	$203	$200

Income (loss) from continuing operations attributable to Key	$201	$196	$201
Less: Dividends on Series A Preferred Stock	5	6	6

Income (loss) from continuing operations attributable to Key common shareholders	196	190	195
Income (loss) from discontinued operations, net of taxes (a)	3	7	(1)

Net income (loss) attributable to Key common shareholders	$199	$197	$194

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.20	$.20
Income (loss) from discontinued operations, net of taxes (a)	—	.01	—

Net income (loss) attributable to Key common shareholders (c)	$.21	$.21	$.20

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank National Association. In February 2013, we announced an agreement to sell Victory to a private equity fund. As a result of these decisions, Key has accounted for these businesses as discontinued operations. The income (loss) from discontinued operations for the periods presented was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	EPS may not foot due to rounding.

Figure 8 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity” and “Tier 1 common equity.” Tier 1 common equity, a non-GAAP financial measure, is a component of Tier 1 risk-based capital. Tier 1 common equity is not formally defined by GAAP or prescribed in amount by federal banking regulations. However, since analysts and banking regulators may assess our capital adequacy using tangible common equity and Tier 1 common equity, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 8 also reconciles the GAAP performance measures to the corresponding non-GAAP measures.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. The Basel Committee’s final Basel III framework for strengthening international capital and liquidity regulation, which U.S. regulators propose to implement in the near future, also makes Tier 1 common equity a priority. Finally, the enactment of the Dodd-Frank Act also changed the regulatory capital standards that apply to BHCs by requiring regulators to create rules phasing out the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. At the end of a three-year phase-out period, our trust preferred securities are treated only as Tier 2 capital. The section “Supervision and regulation”, above, contains more information about these regulatory initiatives.

The table also shows the computation for pre-provision net revenue, which is not formally defined by GAAP. We believe that eliminating the effects of the provision for loan and lease losses makes it easier to analyze our results by presenting them on a more comparable basis.

The cash efficiency ratio is a ratio of two non-GAAP performance measures. As such, there is no directly comparable GAAP performance measure. The cash efficiency performance measure removes the impact of our intangible asset amortization from the calculation. We believe this ratio provides greater consistency and comparability between our results and those of our peer banks. Additionally, this ratio is used by analysts and investors as they develop earnings forecasts and peer bank analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 8. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions	3-31-13	12-31-12	3-31-12

Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$10,340	$10,271	$10,099
Less: Intangible assets (a)	1,024	1,027	932
Preferred Stock, Series A	291	291	291

Tangible common equity (non-GAAP)	$9,025	$8,953	$8,876

Total assets (GAAP)	$89,198	$89,236	$87,431
Less: Intangible assets (a)	1,024	1,027	932

Tangible assets (non-GAAP)	$88,174	$88,209	$86,499

Tangible common equity to tangible assets ratio (non-GAAP)	10.24%	10.15%	10.26%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	$10,340	$10,271	$10,099
Qualifying capital securities	339	339	1,046
Less: Goodwill	979	979	917
Accumulated other comprehensive income (loss) (b)	(204)	(172)	(70)
Other assets (c)	106	114	69

Total Tier 1 capital (regulatory)	9,798	9,689	10,229
Less: Qualifying capital securities	339	339	1,046
Preferred Stock, Series A	291	291	291

Total Tier 1 common equity (non-GAAP) (d)	$9,168	$9,059	$8,892

Net risk-weighted assets (regulatory) (c)	$80,000	$79,734	$76,956

Tier 1 common equity ratio (non-GAAP) (d)	11.40%	11.36%	11.55%

Pre-provision net revenue
Net interest income (GAAP)	$583	$601	$553
Plus: Taxable-equivalent adjustment	6	6	6
Noninterest income	425	439	442
Less: Noninterest expense	681	734	679

Pre-provision net revenue from continuing operations (non-GAAP)	$333	$312	$322

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,279	$10,261	$9,992
Less: Intangible assets (average) (a)	1,027	1,030	932
Preferred Stock, Series A (average)	291	291	291

Average tangible common equity (non-GAAP)	$8,961	$8,940	$8,769

Return on average tangible common equity from continuing operations
Income (loss) from continuing operations attributable to Key common shareholders	$196	$190	$195
Average tangible common equity (non-GAAP)	8,961	8,940	8,769

Return on average tangible common equity from continuing operations (non-GAAP)	8.87%	8.45%	8.94%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders	$199	$197	$194
Average tangible common equity (non-GAAP)	8,961	8,940	8,769

Return on average tangible common equity consolidated (non-GAAP)	9.01%	8.77%	8.90%

Cash efficiency ratio
Noninterest expense (GAAP)	$681	$734	$679
Less: Intangible asset amortization on credit cards	8	8	—
Other intangible asset amortization	4	4	1

Adjusted noninterest expense (non-GAAP)	$669	$722	$678

Net interest income (GAAP)	$583	$601	$553
Plus: Taxable-equivalent adjustment	6	6	6
Noninterest income (GAAP)	425	439	442

Total taxable-equivalent revenue (non-GAAP)	$1,014	$1,046	$1,001

Cash efficiency ratio (non-GAAP)	65.98%	69.02%	67.73%

Figure 8. GAAP to Non-GAAP Reconciliations, continued

	Three months ended
dollars in millions	3-31-13	12-31-12

Tier 1 common equity under Basel III (estimates)

Tier 1 common equity under Basel I	$9,168	$9,059
Adjustments from Basel I to Basel III:
Cumulative other comprehensive income (e)	(217)	(197)
Deferred tax assets and other (f)	(94)	(80)

Tier 1 common equity anticipated under Basel III (d)	$8,857	$8,782

Total risk-weighted assets under Basel I	$80,000	$79,734
Adjustments from Basel I to Basel III:
Loan commitments less than one year	813	951
Residential mortgage and home equity loans	3,144	1,855
Other	1,252	2,080

Total risk-weighted assets under Basel III (g)	$85,609	$84,620

Tier 1 common equity ratio under Basel III	10.35%	10.38%

(a)	Three months ended March 31, 2013 and December 31, 2012 exclude $114 million and $123 million, respectively, of period end purchased credit card receivable intangible assets. Three months ended March 31, 2013 and December 31, 2012 exclude $118 million and $126 million, respectively, of average ending purchased credit card receivable intangible assets.

(b)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(c)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at March 31, 2013, December 31, 2012, and March 31, 2012.

(d)	Tier 1 common equity is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. We review Tier 1 common equity along with other measures of capital as part of our financial analyses.

(e)	Includes AFS mark-to-market, cash flow hedges on items recognized at fair value on the balance sheet, and defined benefit pension liability.

(f)	Deferred tax asset subject to future taxable income for realization, primarily tax credit carryforwards, and the deductible portion of mortgage servicing assets.

(g)	The amount of regulatory capital and risk-weighted assets estimated under Basel III (as fully phased-in on January 1, 2019) is based upon the federal banking agencies’ proposed rules to implementation Basel III and the Standardized Approach.

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

Taxable-equivalent net interest income was $589 million for the first quarter of 2013, and the net interest margin was 3.24%. These results compare to taxable-equivalent net interest income of $559 million and a net interest margin of 3.16% for the first quarter of 2012. The increase in net interest income and the net interest margin was primarily a result of a change in funding mix from the redemption of certain trust preferred securities, maturity of long-term debt, and maturity of higher-costing certificates of deposit during 2012.

Compared to the fourth quarter of 2012, taxable-equivalent net interest income decreased by $18 million, and the net interest margin declined by 13 basis points. The decrease in net interest income was primarily due to a lower day count and a decline in the net interest margin, which was partially offset by an increase in average earning asset balances. The decline in the net interest margin was largely attributable to lower yields on loans and investment securities, an increase in short-term investments, and a change in funding mix.

Average earning assets for the first quarter of 2013, totaled $73.7 billion, compared to $71.4 billion for the first quarter of 2012. The increase is primarily attributable to commercial, financial and agricultural loans, which grew by $3.3 billion from the year-ago quarter. In addition, the credit card portfolio and Western New York branch acquisitions in the third quarter of 2012 added $1 billion of mostly consumer loans. This growth was partially offset by managed declines in the commercial real estate portfolio, the commercial lease financing portfolio, which included the early termination of certain leveraged leases in the exit portfolio in 2012, and run-off of consumer loans in the designated exit portfolio. In addition, total investments declined by $736 million compared to the year-ago quarter.

As shown in Figure 9, the yield was impacted by lower spreads on commercial loans, lower security yields, and an increase in lower yielding short-term investments.

Figure 9. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	First Quarter 2013						Fourth Quarter 2012
dollars in millions	Average Balance		Interest	(a)	Yield/ Rate	(a)	Average Balance		Interest	(a)	Yield/ Rate	(a)

ASSETS
Loans (b), (c)
Commercial, financial and agricultural	$23,317	(h)	$218		3.78%		$22,436	(h)	$213		3.77%
Real estate — commercial mortgage	7,616		79		4.24		7,555		82		4.35
Real estate — construction	1,034		11		4.27		1,070		14		4.94
Commercial lease financing	4,843		47		3.92		4,869		49		4.01

Total commercial loans	36,810		355		3.92		35,930		358		3.96
Real estate — residential mortgage	2,173		25		4.58		2,164		26		4.70
Home equity:
Key Community Bank	9,787		96		3.97		9,807		98		3.99
Other	413		8		7.70		411		9		8.23

Total home equity loans	10,200		104		4.12		10,218		107		4.16
Consumer other — Key Community Bank	1,343		25		7.58		1,339		32		9.63
Credit cards	704		22		12.61		714		23		13.15
Consumer other:
Marine	1,311		20		6.29		1,403		22		6.16
Other	85		2		7.98		91		1		8.25

Total consumer other	1,396		22		6.39		1,494		23		6.29

Total consumer loans	15,816		198		5.00		15,929		211		5.30

Total loans	52,626		553		4.26		51,859		569		4.37
Loans held for sale	469		4		3.27		618		5		3.47
Securities available for sale (b), (e)	12,065		81		2.74		11,980		84		2.95
Held-to-maturity securities (b)	3,816		18		1.94		4,036		19		1.94
Trading account assets	710		6		3.44		606		3		1.91
Short-term investments	2,999		2		.22		2,090		2		.27
Other investments (e)	1,059		9		3.59		1,088		12		4.05

Total earning assets	73,744		673		3.67		72,277		694		3.85
Allowance for loan and lease losses	(896)						(898)
Accrued income and other assets	9,867						9,878
Discontinued assets — education lending business	5,216						5,350

Total assets	$87,931						$86,607

LIABILITIES
NOW and money market deposit accounts	$31,946		14		.18		$31,058		14		.18
Savings deposits	2,473		1		.05		2,408		—		.06
Certificates of deposit ($100,000 or more) (f)	2,911		14		1.99		2,992		16		2.15
Other time deposits	4,451		16		1.42		4,714		18		1.52
Deposits in foreign office	454		—		.25		874		1		.21

Total interest-bearing deposits	42,235		45		.43		42,046		49		.47
Federal funds purchased and securities sold under repurchase agreements	1,913		1		.15		1,702		1		.16
Bank notes and other short-term borrowings	387		1		1.75		306		2		1.97
Long-term debt (f), (g)	4,671		37		3.51		3,301		35		4.84

Total interest-bearing liabilities	49,206		84		.70		47,355		87		.73
Noninterest-bearing deposits	21,400						21,889
Accrued expense and other liabilities	1,799						1,747
Discontinued liabilities — education lending business (d), (g)	5,213						5,321

Total liabilities	77,618						76,312

EQUITY
Key shareholders’ equity	10,279						10,261
Noncontrolling interests	34						34

Total equity	10,313						10,295

Total liabilities and equity	$87,931						$86,607

Interest rate spread (TE)					2.97%						3.12%

Net interest income (TE) and net interest margin (TE)			589		3.24%				607		3.37%

TE adjustment (b)			6						6

Net interest income, GAAP basis			$583						$601

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (d) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Discontinued liabilities include the liabilities of the education lending business and the dollar amount of any additional liabilities assumed necessary to support the assets associated with this business.

Figure 9. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

Third Quarter 2012				Second Quarter 2012				First Quarter 2012
Average Balance	Interest	(a)	Yield/ Rate (a)	Average Balance	Interest	(a)	Yield/ Rate (a)	Average Balance	Interest	(a)	Yield/ Rate (a)

$ 21,473	$203		3.76%	$20,606	$196		3.82%	$20,031	$198		3.99%
7,463	83		4.40	7,613	85		4.50	7,993	89		4.48
1,116	12		4.55	1,216	14		4.64	1,284	16		4.86
5,026	39		3.13	5,226	45		3.45	5,453	54		3.94

35,078	337		3.83	34,661	340		3.94	34,761	357		4.12
2,092	25		4.80	1,990	24		4.91	1,950	25		5.04

9,734	99		4.02	9,359	94		4.04	9,173	93		4.08
468	9		7.73	493	9		7.66	521	10		7.68

10,202	108		4.19	9,852	103		4.23	9,694	103		4.27
1,297	32		9.65	1,247	29		9.20	1,193	28		9.61
432	17		15.38	—	—		—	—	—		—

1,493	22		6.28	1,595	26		6.29	1,714	27		6.28
101	3		8.02	101	2		8.49	118	2		7.79

1,594	25		6.39	1,696	28		6.42	1,832	29		6.38

15,617	207		5.26	14,785	184		4.99	14,669	185		5.07

50,695	544		4.27	49,446	524		4.26	49,430	542		4.41
532	5		3.28	585	5		3.43	581	5		3.62
12,608	94		3.07	13,865	105		3.13	15,259	116		3.15
4,251	21		1.94	3,493	17		1.98	2,251	12		2.08
693	4		2.10	768	5		3.01	808	6		2.72
1,868	1		.24	2,608	2		.29	1,898	1		.29
1,134	8		3.01	1,177	10		3.21	1,169	8		2.78

71,781	677		3.78	71,942	668		3.74	71,396	690		3.91
(883)				(928)				(968)
9,907				9,866				9,996
5,471				5,673				5,799

$ 86,276				$86,553				$86,223

$ 30,176	14		.19	$29,106	13		.18	$28,328	15		.21
2,378	1		.06	2,085	—		.03	1,997	—		.06
3,420	22		2.53	3,858	27		2.85	4,036	29		2.91
5,158	23		1.76	5,645	30		2.13	6,035	33		2.19
666	—		.21	759	1		.24	769	—		.25

41,798	60		.57	41,453	71		.69	41,165	77		.76

1,822	1		.17	1,880	1		.20	1,850	1		.21
390	1		1.53	468	2		1.80	490	2		1.53
3,793	37		4.43	5,463	50		4.01	6,161	51		3.61

47,803	99		.83	49,264	124		1.02	49,666	131		1.07
20,878				19,610				18,466
1,900				1,902				2,289
5,449				5,658				5,793

76,030				76,434				76,214

10,222				10,100				9,992
24				19				14

10,246				10,119				10,009

$ 86,276				$86,553				$86,223

			2.95%				2.72%				2.84%

	578		3.23%		544		3.06%		559		3.16%

	6				6				6

	$572				$538				$553

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

(h)	Commercial, financial, and agricultural average balance includes for the three months ended March 31, 2013, December 31, 2012, and September 30, 2012 includes $91 million, $90 million, and $54 million, respectively, of assets from commercial credit cards.

Figure 10 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 10. Components of Net Interest Income Changes from Continuing Operations

	From three months ended March 31, 2012 to three months ended March 31, 2013
in millions	Average Volume	Yield/ Rate	Net Change	(a)

INTEREST INCOME
Loans	$34	$(23)	$11
Loans held for sale	(1)	—	(1)
Securities available for sale	(22)	(13)	(35)
Held-to-maturity securities	8	(2)	6
Trading account assets	(1)	1	—
Short-term investments	1	—	1
Other investments	(1)	2	1

Total interest income (TE)	18	(35)	(17)
INTEREST EXPENSE
NOW and money market deposit accounts	2	(3)	(1)
Savings deposits	—	1	1
Certificates of deposit ($100,000 or more)	(7)	(8)	(15)
Other time deposits	(7)	(10)	(17)
Deposits in foreign office	—	—	—

Total interest-bearing deposits	(12)	(20)	(32)
Federal funds purchased and securities sold under repurchase agreements	—	—	—
Bank notes and other short-term borrowings	—	(1)	(1)
Long-term debt	(12)	(2)	(14)

Total interest expense	(24)	(23)	(47)

Net interest income (TE)	$42	$(12)	$30

(a) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 11, noninterest income was $425 million for the first quarter of 2013, compared to $442 million for the year-ago quarter, a decrease of $17 million, or 3.8%. Operating lease income and other leasing gains decreased $29 million primarily due to a $20 million gain on the early termination of a leveraged lease one year ago, and net gains (losses) from principal investing decreased by $27 million. These decreases were partially offset by an $18 million increase in investment banking and debt placement fees, a $14 million increase in other income, and an $8 million increase in cards and payments income.

Figure 11. Noninterest Income

	Three months ended March 31,		Change
dollars in millions	2013	2012	Amount	Percent

Trust and investment services income	$95	$96	$(1)	(1.0)%
Investment banking and debt placement fees	79	61	18	29.5
Service charges on deposit accounts	69	68	1	1.5
Operating lease income and other leasing gains	23	52	(29)	(55.8)
Corporate services income	45	44	1	2.3
Cards and payments income	37	29	8	27.6
Corporate-owned life insurance income	30	30	—	—
Consumer mortgage income	7	9	(2)	(22.2)
Net gains (losses) from principal investing	8	35	(27)	(77.1)
Other income (a)	32	18	14	77.8

Total noninterest income	$425	$442	$(17)	(3.8)%

(a)	Included in these line items are Key’s “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 12.

Figure 12. Dealer Trading and Derivatives Income (Loss)

	Three months ended March 31,		Change
dollars in millions	2013	2012	Amount	Percent

Dealer trading and derivatives income (loss), proprietary (a), (b)	—	$3	$(3)	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	$10	6	4	66.7

Total dealer trading and derivatives income (loss)	$10	$9	$1	11.1

(a)	For the quarter ended March 31, 2013, income of $3 million related to fixed income, foreign exchange, interest rate, and energy derivative trading was offset by losses related to equity securities trading and credit portfolio management activities. For the quarter ended March 31, 2012, fixed income and equity securities trading activities constitute the majority of this amount. Income related to foreign exchange and interest rate derivative trading was less than $1 million and was offset by losses from our credit portfolio management activities.

(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon the proposed rulemaking under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule and the rules proposed thereunder are not yet final. Therefore, the ultimate impact of the rules proposed under the Volcker Rule is not yet known.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services are our largest source of noninterest income and consist of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 13. For the three months ended March 31, 2013, trust and investment services income decreased $1 million, or 1% as compared to the same period one year ago.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2013, our bank, trust and registered investment advisory subsidiaries had assets under management of $35.7 billion, compared to $35.9 billion at March 31, 2012. As shown in Figure 13, a decrease in the securities lending portfolio was mostly offset by increases in the equity, fixed income, and money market portfolios. Our securities lending business has been declining due to our de-emphasis of this business resulting in lower transaction volumes, client departures, and fewer assets under management.

Figure 13. Assets Under Management

	2013	2012
in millions	First	Fourth	Third	Second	First

Assets under management by investment type:
Equity	$19,659	$18,013	$18,266	$17,886	$18,966
Securities lending	2,879	3,147	3,900	4,292	4,640
Fixed income	10,697	10,872	10,621	10,280	10,303
Money market	2,479	2,712	2,800	2,690	1,953

Total	$35,714	$34,744	$35,587	$35,148	$35,862

Proprietary mutual funds included in assets under management:
Equity	$40	$38	$40	$39	$41
Fixed income	230	244	261	261	271

Total	$270	$282	$301	$300	$312

Investment banking and debt placement fees

Investment banking and debt placement fees, which consists of , syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees, increased $18 million, or 29.5% from the year-ago quarter primarily due to increased levels of debt and equity financings and advisor fees.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $29 million, or 55.8% for the first quarter of 2013 in our Equipment Finance line of business primarily due to a $20 million gain on the early termination of a leveraged lease one year ago. Product run-off also contributed to the decline in operating lease income and other leasing gains. Accordingly, as shown in Figure 14, operating lease expense also declined.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $8 million, or 27.6% from the year-ago quarter primarily due to the third quarter 2012 credit card portfolio acquisition.

Other income

Other income, which consists of gain on sale of certain loans, mortgage servicing revenue, net of amortization, other service charges, and certain dealer trading income, increased $14 million, or 77.8% from the year-ago quarter due to favorable results across several income categories.

Noninterest expense

As shown in Figure 14, noninterest expense was $681 million for the first quarter of 2013, compared to $679 million for the year-ago quarter, representing an increase of $2 million or 0.3%. Personnel expense increased $19 million, or 5.1%, driven by higher levels of technology contract labor and incentive compensation accruals along with an increase in severance associated with our efficiency initiative. Nonpersonnel expense decreased $17 million, or 5.5%, as increases in intangible asset amortization were more than offset by expense reductions across most expense categories.

The amount of noninterest expense for the first quarter of 2013 attributable to our 2012 acquisition of 37 branches in Western New York and our acquired credit card portfolio is $28 million spread across several expense categories, including $4 million of personnel expense, $11 million of intangible asset amortization, and $5 million of loan servicing fees. During the first quarter of 2013, costs associated with our efficiency initiative totaling $15 million were also incurred, including $9 million of severance expense.

Figure 14. Noninterest Expense

	Three months ended March 31,		Change
dollars in millions	2013	2012	Amount	Percent

Personnel	$391	$372	$19	5.1%
Net occupancy	64	64	—	—
Computer processing	39	41	(2)	(4.9)
Business services and professional fees	35	37	(2)	(5.4)
Equipment	26	26	—	—
Operating lease expense	12	17	(5)	(29.4)
Marketing	6	13	(7)	(53.8)
FDIC assessment	8	8	—	—
Intangible asset amortization on credit cards	8	—	8	N/M
Other intangible asset amortization	4	1	3	300.0
Provision (credit) for losses on lending-related commitments	3	—	3	N/M
OREO expense, net	3	6	(3)	(50.0)
Other expense	82	94	(12)	(12.8)

Total noninterest expense	$681	$679	$2	.3%

Average full-time equivalent employees (a)	15,396	15,404	(8)	(.1)%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 15, personnel expense, the largest category of our noninterest expense, increased by $19 million, or 5.1%, when compared to the year-ago quarter. Salaries increased $3 million, or 1.4% as increased hiring of client-facing personnel including approximately 45 sales people added to our merchant processing business on February 1, 2013, annual merit increases and the impact of our 2012 acquisition of 37 branches in Western New York was largely offset by staff reductions related to our efficiency initiative. The efficiency initiative drove a $5 million, or 125% increase in severance expense. Higher levels of contract labor on technology initiatives resulted in a $6 million, or 50% increase while incentive compensation accruals increased $13 million, or 21.7% when compared to the year-ago quarter. Employee benefits decreased $5 million, or 7.8% compared to the same period one year ago primarily due to lower expense associated with the employee annual profit sharing contribution and lower medical expense. Stock-based compensation decreased $3 million, or 23.1% due to a change in the mix of cash-based and equity-based awards.

Figure 15. Personnel Expense

	Three months ended March 31,		Change
dollars in millions	2013	2012	Amount	Percent

Salaries	$222	$219	$3	1.4%
Technology contract labor, net	18	12	6	50.0
Incentive compensation	73	60	13	21.7
Employee benefits	59	64	(5)	(7.8)
Stock-based compensation	10	13	(3)	(23.1)
Severance	9	4	5	125.0

Total personnel expense	$391	$372	$19	5.1%

Operating lease expense

The $5 million, or 29.4% decrease in operating lease expense compared to the same period one year ago is attributable to product run-off. Income related to the rental of leased equipment is presented in Figure 11 as “operating lease income and other leasing gains.”

Intangible asset amortization

Intangible asset amortization increased $11 million compared to the year-ago quarter as a result of the 2012 acquisitions of the credit card portfolio and 37 branches in Western New York.

Other expense

Other expense is comprised of various miscellaneous expense items. The $12 million, or 12.8% decrease in the current quarter compared to the year-ago quarter reflects fluctuations in several of those line items.

Income taxes

We recorded tax expense from continuing operations of $70 million for the first quarter of 2012, $53 million for the fourth quarter of 2012 and $73 million for the first quarter of 2012.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived are included in Note 12 (“Income Taxes”) on page 175 of our 2012 Form 10-K.

Line of Business Results

This section summarizes the financial performance and related strategic developments of our two major business segments (operating segments), Key Community Bank and Key Corporate Bank. Note 18 (“Line of Business Results”) describes the products and services offered by each of these business segments, provides more detailed financial information pertaining to the segments and explains “Other Segments” and “Reconciling Items.”

Figure 16 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month periods ended March 31, 2013 and 2012.

Figure 16. Major Business Segments - Taxable-Equivalent (TE) Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended March 31,		Change
dollars in millions	2013	2012	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$549	$532	$17	3.2%
Key Corporate Bank	379	378	1	0.3
Other Segments	83	94	(11)	(11.7)

Total Segments	1,011	1,004	7	0.7
Reconciling Items	3	(3)	6	N/M

Total	$1,014	$1,001	$13	1.3%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$31	$58	$(27)	(46.6)%
Key Corporate Bank	105	91	14	15.4
Other Segments	68	50	18	36.0

Total Segments	204	199	5	2.5%
Reconciling Items	(3)	2	$(5)	N/M

Total	$201	$201	—	—

Key Community Bank summary of operations

—	Seven consecutive quarters of average loan growth
—	Core deposits up $4.4 billion, or 11.7% from the prior year

As shown in Figure 17, Key Community Bank recorded net income attributable to Key of $31 million for the first quarter of 2013, compared to $58 million for the year-ago quarter.

Taxable-equivalent net interest income increased by $4 million, or 1.1% from the first quarter of 2012. Average loans and leases grew 11.6% while average deposits increased 3.9% from one year ago. The Western New York branch and credit card portfolio acquisitions contributed $31 million to net interest income, $1 billion to average loans and leases, and $2 billion to deposits. The positive contribution to net interest income from the acquisitions was partially offset by a lower earnings credit applied to deposits in the current period compared to the same period one year ago as a result of the continued low-rate environment.

Noninterest income increased by $13 million, or 7.4% from the year-ago quarter. Cards and payments income increased $8 million as a result of the third quarter 2012 credit card portfolio acquisition. Trust and investment services income increased $5 million, primarily due to an increase in assets under management resulting from strong market performance and increased production.

The provision for loan and lease losses increased by $55 million compared to the first quarter of 2012. Net loan charge-offs, including the 2012 credit card acquisition, of $47 million were flat compared to the same period one year ago.

Noninterest expense increased by $4 million, or .9% from the year-ago quarter. Expense reductions resulting from Key’s efficiency initiative and timing related to marketing expense substantially offset the increase in expenses associated with our Western New York branch and credit card portfolio acquisitions in the third quarter of 2012.

Figure 17. Key Community Bank

	Three months ended March 31,		Change
dollars in millions	2013	2012	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$361	$357	$4	1.1%
Noninterest income	188	175	13	7.4

Total revenue (TE)	549	532	17	3.2
Provision (credit) for loan and lease losses	59	4	55	N/M
Noninterest expense	440	436	4	.9

Income (loss) before income taxes (TE)	50	92	(42)	(45.7)
Allocated income taxes (benefit) and TE adjustments	19	34	(15)	(44.1)

Net income (loss) attributable to Key	$31	$58	$(27)	(46.6)%

AVERAGE BALANCES
Loans and leases	$28,982	$25,981	$3,001	11.6%
Total assets	31,478	28,223	3,255	11.5
Deposits	49,359	47,506	1,853	3.9

Assets under management at period end	$23,867	$21,940	$1,927	8.8%

ADDITIONAL KEY COMMUNITY BANK DATA
	Three months ended March 31,		Change
dollars in millions	2013	2012	Amount	Percent

NONINTEREST INCOME
Trust and investment services income	$65	$60	$5	8.3%
Services charges on deposit accounts	58	56	2	3.6
Electronic banking fees	33	25	8	32.0
Other noninterest income	32	34	(2)	(5.9)

Total noninterest income	$188	$175	$13	7.4%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$26,110	$23,067	$3,043	13.2%
Savings deposits	2,463	1,988	475	23.9
Certificates of deposits ($100,000 or more)	2,498	3,441	(943)	(27.4)
Other time deposits	4,445	6,022	(1,577)	(26.2)
Deposits in foreign office	270	313	(43)	(13.7)
Noninterest-bearing deposits	13,573	12,675	898	7.1

Total deposits	$49,359	$47,506	$1,853	3.9%

HOME EQUITY LOANS
Average balance	$9,787	$9,173
Weighted-average loan-to-value ratio (at date of origination)	70%	70%
Percent first lien positions	55	53

OTHER DATA
Branches	1,084	1,059
Automated teller machines	1,482	1,572

Key Corporate Bank summary of operations

—	Investment banking and debt placement fees were up $19 million, or 32.2% from the prior year
—	Average loan balances up 7.8% from the prior year
—	Average deposits up 20.8% from the prior year

As shown in Figure 18, Key Corporate Bank recorded net income attributable to Key of $105 million for the first quarter of 2013, compared to $91 million for the same period one year ago.

Taxable-equivalent net interest income decreased by $9 million, or 4.6% compared to the first quarter of 2012. Average earning assets increased $1.2 billion, or 5.7% from the year-ago quarter. The benefit from the increase in average earning assets was offset by a decrease in earning asset spread driven by a change in the mix of new business volume and the run-off of higher yielding loans. Average deposit balances increased $2.4 billion, or 20.8% from the year-ago quarter; however, the deposit spread decreased as a result of the continued low-rate environment.

Noninterest income increased by $10 million, or 5.5 % from the first quarter of 2012. Investment banking and debt placement fees increased $19 million, partially offset by a $7 million decrease in operating lease income and other leasing gains compared to the year-ago quarter.

The provision for loan and lease losses decreased by $9 million compared to the first quarter of 2012. There was a net loan recovery of $1 million for the first quarter of 2013 compared to net loan charge-offs of $25 million for the same period one year ago.

Noninterest expense decreased by $13 million, or 5.9% from the first quarter of 2012. This decline was driven by a reduction in operating expenses compared to the first quarter of 2012.

Figure 18. Key Corporate Bank

	Three months ended March 31,		Change
dollars in millions	2013	2012	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$187	$196	$(9)	(4.6)%
Noninterest income	192	182	10	5.5

Total revenue (TE)	379	378	1	0.3
Provision (credit) for loan and lease losses	4	13	(9)	(69.2)
Noninterest expense	209	222	(13)	(5.9)

Income (loss) before income taxes (TE)	166	143	23	16.1
Allocated income taxes and TE adjustments	61	52	9	17.3

Net income (loss) attributable to Key	$105	$91	$14	15.4%

AVERAGE BALANCES
Loans and leases	$20,039	$18,584	$1,455	7.8%
Loans held for sale	409	509	(100)	(19.6)
Total assets	23,860	22,847	1,013	4.4
Deposits	13,957	11,556	2,401	20.8

Assets under management at period end	$11,847	$13,922	$(2,075)	(14.9)%

ADDITIONAL KEY CORPORATE BANK DATA
	Three months ended March 31,		Change
dollars in millions	2013	2012	Amount	Percent

NONINTEREST INCOME
Trust and investment services income	$31	$36	$(5)	(13.9)%
Investment banking and debt placement fees	78	59	19	32.2
Operating lease income and other leasing gains	17	24	(7)	(29.2)
Corporate services income	30	33	(3)	(9.1)
Other noninterest income	36	30	6	20.0

Total noninterest income(a)	$192	$182	$10	5.5%

Other Segments

Other Segments consist of Corporate Treasury, Community Development, Principal Investing and various exit portfolios. Other Segments generated net income attributable to Key of $68 million for the first quarter of 2013, compared to net income attributable to Key of $50 million for the same period last year. These results were primarily attributable to an increase in net interest income of $36 million and a decrease in the provision for loan and lease losses of $32 million. These improvements were partially offset by a decline in noninterest income of $48 million primarily due to decreases in operating lease income and other leasing gains of $22 million and net gains (losses) from principal investing of $27 million.

Financial Condition

Loans and loans held for sale

At March 31, 2013, total loans outstanding from continuing operations were $52.6 billion, compared to $52.8 billion at December 31, 2012 and $49.2 billion at March 31, 2012. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at March 31, 2013, December 31, 2012, and March 31, 2012, totaled $5.1 billion, $5.2 billion, and $5.7 billion, respectively. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio along with the previously discussed credit card portfolio and branch acquisition. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on pages 119-120 of our 2012 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $36.8 billion at March 31, 2013, an increase of $2.2 billion, or 6.3%, compared to March 31, 2012.

Commercial, financial and agricultural.     Our Commercial, Financial and Agricultural loans, also referred to as “Commercial and Industrial,” represent 45% of our total loan portfolio at March 31, 2013, 44% at December 31, 2012 and 41% at March 31, 2012 and are the largest component of our total loans. These loans are comprised of fixed and variable rate loans to our large, middle market and small business clients. These period end loans increased $3.2 billion or 15.8% from the same period one year ago. This growth in our commercial and industrial portfolio is primarily attributable to our clients in the manufacturing, technology and healthcare industries. We are experiencing growth in new high credit quality loan commitments, and utilization with clients in our middle market segment, and in our Institutional and Capital Markets business. Additionally, we increased loans to real estate investment trust (“REIT”) clients and institutionally backed commercial real estate (“CRE”) Funds. REITs and institutional CRE Funds effectively enable us to lend to entities that generally have more diverse cash flows, lower debt levels and better access to the capital markets than private owners or developers.

Commercial real estate loans.   Our CRE lending business is conducted through two primary sources: our 14-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of CRE located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 59% of our average year-to-date commercial real estate loans, compared to 71% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

CRE loans represent 16% of our total loan portfolio at March 31, 2013 compared to 18% one year ago. These loans include both owner and nonowner occupied properties which at March 31, 2013 represented 23% of our commercial loan portfolio compared to 26% one year ago. These loans have decreased $479 million, or 5.3%, to $8.6 billion at March 31, 2013, from $9.1 billion at March 31, 2012. This decrease in our CRE portfolio has resulted from many of our clients taking advantage of historically low long-term interest rates to refinance their loans in the permanent loan market. We have also been de-risking the portfolio by changing our focus from developers to owners of completed and stabilized CRE.

Figure 19 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 19, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As shown in Figure 19, at March 31, 2013, our CRE portfolio included mortgage loans of $7.5 billion and construction loans of $1.1 billion, representing 14% and 2%, respectively, of our total loans. Nonowner-occupied loans represented 64% of our total loans and owner-occupied loans represented 36% of our total loans. The average size of mortgage loans originated during the first quarter of 2013 was $4.3 million, and our largest mortgage loan at March 31, 2013, had a balance of $73 million. At March 31, 2013, our average construction loan commitment was $4.2 million. Our largest construction loan commitment was $56.7 million, and our largest construction loan amount outstanding was $56.3 million.

Also shown in Figure 19, at March 31, 2013, 64% of our commercial real estate loans were for nonowner-occupied properties compared to 65% at March 31, 2012. Approximately 16% and 18% of these loans were construction loans at March 31, 2013 and 2012, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn, rental rates and occupancy would adversely affect our portfolio of construction loans.

Figure 19. Commercial Real Estate Loans

March 31, 2013	Geographic Region							Percent of		Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	Total	Total	Construction	Mortgage

Nonowner-occupied:
Retail properties	$154	$145	$110	$140	$315	$193	$1,057	12.3%	$177	$880
Multifamily properties	254	114	232	411	440	121	1,572	18.3	403	1,169
Health facilities	237	—	220	171	65	169	862	10.0	55	807
Office buildings	201	16	101	139	22	104	583	6.8	57	526
Warehouses	179	—	17	56	114	108	474	5.5	17	457
Manufacturing facilities	10	—	1	4	73	3	91	1.1	11	80
Hotels/Motels	50	—	—	30	52	15	147	1.7	—	147
Residential properties	8	—	23	43	25	28	127	1.5	79	48
Land and development	14	—	26	7	16	16	79	0.9	68	11
Other	86	—	27	49	147	190	499	5.7	18	481

Total nonowner-occupied	1,193	275	757	1,050	1,269	947	5,491	63.8	885	4,606
Owner-occupied	1,284	34	320	737	45	690	3,110	36.2	173	2,937

Total	$2,477	$309	$1,077	$1,787	$1,314	$1,637	$8,601	99.9%	$1,058	$7,543

Nonowner-occupied:
Nonperforming loans	$4	$18	$—	$14	$45	$12	$93	N/M	$24	$69
Accruing loans past due 90 days or more	—	—	—	—	—	9	9	N/M	—	9
Accruing loans past due 30 through 89 days	1	—	—	8	—	—	9	N/M	—	9

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
Southwest –	Arizona, Nevada and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia,
Washington D.C. and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont

In the first three months of 2013, nonperforming loans related to nonowner-occupied properties decreased by $34 million from December 31, 2012 to $93 million at March 31, 2013 and also decreased by $70 million when compared to March 31, 2012.

Since March 31, 2012, our nonowner occupied commercial real estate portfolio has been reduced by approximately $428 million, or 7.2%, as many of our clients have taken advantage of opportunities to permanently refinance their loans at historically low interest rates.

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

Commercial lease financing.   We conduct commercial lease financing arrangements through our Key Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 13% of commercial loans at March 31, 2013, and 15% at March 31, 2012.

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

Our concession types are primarily interest rate reductions, forgiveness of principal, and other modifications. Loan extensions are sometimes coupled with these primary concession types. Because economic conditions have improved modestly and we have restructured loans to provide the optimal opportunity for successful repayment by the borrower, certain of our restructured loans have returned to accrual status and consistently performed under the restructured loan terms over the past year.

If the loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the first quarter of 2013, there were $34 million of new restructured loans, of which $4 million related to commercial loans and $30 million to consumer loans.

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

Figure 20. Commercial TDRs by Note Type and Accrual Status

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2013	2012	2012	2012	2012

Commercial TDRs by Note Type

Tranche A	$101	$117	$166	$188	$218

Total Commercial TDRs	$101	$117	$166	$188	$218

Commercial TDRs by Accrual Status

Nonaccruing	$49	$96	$114	$133	$148
Accruing	52	21	52	55	70

Total Commercial TDRs	$101	$117	$166	$188	$218

Total Commercial and Consumer TDRs	$294	$320	$323	$274	$293

We often use an A-B note structure for our TDRs, breaking the existing loan into two tranches. First, we create an A note. As the objective of this TDR note structure is to achieve a fully performing and well-rated A note, we focus on sizing that note to a level that is supported by cash flow available to service debt at current market terms and consistent with our customary underwriting standards. This note structure typically will include a debt coverage ratio of 1.2 or better of cash flow to monthly payments of market interest, and principal amortization of generally not more than 25 years. (These metrics are adjusted from time to time based upon changes in long-term markets and “take out underwriting standards” of our various lines of business.) Appropriately sized A notes are more likely to return to accrual status, allowing us to resume recognizing interest income. As the borrower’s payment performance improves, these restructured notes typically also allow for upgraded internal quality risk rating classification. Moreover, the borrower retains ownership and control of the underlying collateral (typically, commercial real estate), the borrower’s capital structure is strengthened (often to the point that fresh capital is attracted to the transaction), and local markets are spared distressed/fire sales.

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

As of March 31, 2013, we had $5.7 million of mortgage and construction loans that had a loan-to-value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding increased by $1.2 billion, or 7.9%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 96% of this portfolio at March 31, 2013, is derived from our Key Community Bank within our 14 state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank increased by $656 million, or 7.2%, over the past twelve months as a result of stabilized home values, improved employment, and favorable borrowing conditions.

As shown in Figure 17, we hold the first lien position for approximately 55% of the Key Community Bank home equity portfolio at March 31, 2013, and 53% at March 31, 2012. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratio. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” that begins on page 120 of our 2012 Form 10-K.

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. At March 31, 2013, 45% of our home equity portfolio is secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate. This regulatory guidance related to the classification of second lien home equity loans was implemented prospectively, and therefore prior periods were not adjusted.

Figure 21 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 21. Home Equity Loans

	2013	2012
dollars in millions	First	Fourth		Third		Second		First

SOURCES OF PERIOD END LOANS
Key Community Bank	$9,809	$9,816		$9,768		$9,601		$9,153
Other	401	423		409		479		507

Total	$10,210	$10,239		$10,177		$10,080		$9,660

Nonperforming loans at period end	$217	$231	(a), (b)	$189	(a), (b)	$158	(a)	$121
Net loan charge-offs for the period	20	(7)		67		28		30
Yield for the period (c)	4.12%	4.16%		4.19%		4.23%		4.27%

(a)	Includes $48 million of performing home equity second liens that are subordinate to first liens and 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown. Such second liens are now being reported as nonperforming loans based upon regulatory guidance issued in January 2012.

(b)	Includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in regulatory guidance that was updated in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

(c)	From continuing operations.

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale decreased to $434 million at March 31, 2013 from $599 million at December 31, 2012 and totaled $511 million at March 31, 2012.

At March 31, 2013, loans held for sale included $196 million of commercial mortgages, which decreased by $166 million from March 31, 2012, and $49 million of residential mortgage loans, which decreased $27 million from March 31, 2012.

Loan sales

As shown in Figure 22, during the first three months of 2013, we sold $880 million of commercial real estate loans, $328 million of residential real estate loans, $69 million of commercial lease financing loans, and $38 million of commercial loans. Most of these sales came from the held-for-sale portfolio; however, $58 million of these loan sales related to the held-to-maturity portfolio. Sales of mortgage loans held by our real estate investment entity, leases and other loans not classified as held for sale generated net gains of $18 million in the first three months of 2013 and are included in “investment banking and debt placement fees,” “consumer mortgage income,” and “other income” on the income statement.

Loan sales classified as held for sale generated net gains of $13 million in the first three months of 2013 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

¿	our business strategy for particular lending areas;

¿	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

¿	our A/LM needs;

¿	the cost of alternative funding sources;

¿	the level of credit risk;

¿	capital requirements; and

¿	market conditions and pricing.

Figure 22 summarizes our loan sales for the first three months of 2013 and all of 2012.

Figure 22. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total

2013
First quarter	$38	$880	$69	$328	$1,315

Total	$38	$880	$69	$328	$1,315

2012
Fourth quarter	$38	$1,233	$53	$493	$1,817
Third quarter	46	787	47	503	1,383
Second quarter	24	808	26	379	1,237
First quarter	36	715	22	400	1,173

Total	$144	$3,543	$148	$1,775	$5,610

Figure 23 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been sold.
Figure 23. Loans Administered or Serviced

in millions	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Commercial real estate loans	$109,173	$107,630	$98,309	$97,329	$96,519
Commercial lease financing	516	520	519	517	538
Commercial loans	353	343	333	325	313

Total	$110,042	$108,493	$99,161	$98,171	$97,370

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.2 billion of the $110 billion of loans administered or serviced at March 31, 2013. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $17.2 billion at March 31, 2013, compared to $16 billion at December 31, 2012, and $17.7 billion at March 31, 2012. Available-for-sale securities were $13.5 billion at March 31, 2013, compared to $12.1 billion at December 31, 2012, and $14.6 billion at March 31, 2012. Held-to-maturity securities were $3.7 billion at March 31, 2013, compared to $3.9 billion at December 31, 2012, and $3 billion at March 31, 2012. Essentially all of our held-to-maturity securities portfolio was invested in CMOs at March 31, 2013.

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

Figure 24. Mortgage-Backed Securities by Issuer

in millions	March 31, 2013	December 31, 2012	March 31, 2012

FHLMC	$8,108	$7,923	$8,864
FNMA	5,156	5,246	5,433
GNMA	3,844	2,746	3,262

Total (a)	$17,108	$15,915	$17,559

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At March 31, 2013, we had $13.4 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $12 billion at December 31, 2012, and $14.6 billion at March 31, 2012.

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

Throughout 2012 and in the first quarter of 2013, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities, as well as the branch acquisition in July 2012 (including credit card assets obtained in September 2012) and the acquisition of Key-branded credit card assets in August 2012.

Figure 25 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 25. Securities Available for Sale

dollars in millions	States and Political Subdivisions	Collateralized Mortgage Obligations	Other Mortgage- Backed Securities	Other Securities	(b)	Total		Weighted- Average Yield

March 31, 2013
Remaining maturity:
One year or less	—	$842	$2	—		$844		3.35%
After one through five years	$14	11,900	471	$43		12,428		2.55
After five through ten years	34	176	11	—		221		2.34
After ten years	—	—	3	—		3		5.57

Fair value	$48	$12,918	$487	$43		$13,496		—
Amortized cost	47	12,633	445	41		13,166		2.60%
Weighted-average yield (c)	5.99%	2.49%	5.26%	—		2.60	% (d)	—
Weighted-average maturity	5.4 years	2.8 years	2.4 years	1.8 years		2.8 years		—

December 31, 2012
Fair value	$49	$11,464	$538	$43		$12,094		—
Amortized cost	47	11,148	491	42		11,728		2.91%

March 31, 2012
Fair value	$62	$13,845	$714	$12		$14,633		—
Amortized cost	59	13,405	653	11		14,128		3.21%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $43 million of securities at March 31, 2013, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds and capital securities. Figure 26 shows the composition, yields and remaining maturities of these securities.

Figure 26. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	Other Securities		Total		Weighted- Average Yield (a)

March 31, 2013
Remaining maturity:
One year or less	—	$10		$10		3.88%
After one through five years	$3,703	8		3,711		1.92

Amortized cost	$3,703	$18		$3,721		1.92%
Fair value	3,761	18		3,779		—
Weighted-average yield	1.92%	2.99	% (b)	1.92	% (b)	—
Weighted-average maturity	2.8 years	1.3 years		2.8 years		—

December 31, 2012
Amortized cost	$3,913	$18		$3,931		1.92%
Fair value	3,974	18		3,992		—

March 31, 2012
Amortized cost	$3,001	$18		$3,019		1.98%
Fair value	3,034	18		3,052		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at March 31, 2013, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 59.1% of other investments at March 31, 2013. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($626 million at March 31, 2013, $627 million at December 31, 2012, and $729 million at March 31, 2012).

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data and other relevant factors. During the first three months of 2013, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $8 million, which includes less than $1 million of net unrealized losses. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During the first quarter of 2013, average domestic deposits were $63.2 billion and represented 86% of the funds we used to support loans and other earning assets, compared to $58.9 billion and 82% during the same quarter of 2012. The composition of our average deposits is shown in Figure 9 in the section entitled “Net interest income.”

The increase in average domestic deposits in the first quarter of 2013, compared to the first quarter of 2012, was due to the growth in demand deposits of $2.9 billion and interest-bearing non-time deposits of $4.1 billion (including the impact of our third quarter 2012 Western New York branch acquisition, which added $2 billion of mostly interest-bearing non-time deposits). This deposit growth was partially offset by $3 billion of run-off from one year ago in certificates of deposit and other time deposits. Improved funding mix and previous maturities of our certificates of deposit have reduced the cost of total deposits from .76% for the first quarter of 2012 to .43% for the first quarter of 2013.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $2.8 billion during first quarter of 2013, compared to $3.1 billion during first quarter of 2012. The change from 2012 resulted from a $315 million decrease in foreign office deposits, a $103 million decrease in bank notes and other short-term borrowings, and a $63 million increase in federal funds purchased and securities sold under agreements to repurchase.

Capital

At March 31, 2013, our shareholders’ equity was $10.3 billion, up $69 million from December 31, 2012. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity.

CCAR and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in a firm’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. As previously reported, on January 7, 2013, we submitted to the Federal Reserve and provided to the OCC under the annual CCAR process our 2013 capital plan. On March 14, the Federal Reserve announced that it did not object to our 2013 capital plan. At its March 2013 meeting, our Board authorized up to $426 million of Common Share repurchases in the open market or through privately negotiated transactions. The authorization was expressly in addition to any amounts remaining under preexisting authority. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2014.

Dividends

During the first quarter of 2013, we made a dividend payment of $.05 per share, or $47 million, on our Common Shares.

Also in first quarter of 2013, we made a quarterly dividend payment of $1.9375 per share, or $5 million, on our Series A Preferred Stock.

As previously reported, our 2013 capital plan also proposed an increase in our quarterly Common Share dividend from $0.05 to $0.055 per share. The Board will evaluate the proposed dividend increase at its May meeting. Other changes to future dividends may be evaluated by the Board of Directors based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital plan process and CCAR is included in the “Supervision and Regulation” section of our 2012 Form 10-K in Item 1. Business under the heading “Capital Assessment and Review of Capital Actions.”

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 31,673 holders of record at March 31, 2013. At March 31, 2013 our book value per Common Share was $10.89 based on 922.6 million shares outstanding at March 31, 2013, compared to $10.78 based on 925.8 million shares outstanding at December 31, 2012, and $10.26 based on 956.1 million shares outstanding at March 31, 2012. At March 31, 2013 our tangible book value per Common Share was $9.78 compared to $9.67 at December 31, 2012, and $9.28 at March 31, 2012.

Figure 27 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 27. Changes in Common Shares Outstanding

	2013	2012
in thousands	First	Fourth	Third	Second	First

Shares outstanding at beginning of period	925,769	936,195	945,473	956,102	953,008
Common shares issued (repurchased)	(6,790)	(10,530)	(9,639)	(10,468)	—
Shares reissued (returned) under employee benefit plans	3,602	104	361	(161)	3,094

Shares outstanding at end of period	922,581	925,769	936,195	945,473	956,102

As shown above, Common Shares outstanding decreased by 3.2 million shares during the first quarter of 2013 from share repurchases under 2012 capital plan and the net activity in our employee benefit plans.

At March 31, 2013, we had 94.4 million treasury shares, compared to 91.2 million treasury shares at December 31, 2012 and 60.9 million treasury shares at March 31, 2012. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on KeyCorp’s Common Share repurchase program is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at March 31, 2013. Our capital and liquidity are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to adjust to the regulations currently being proposed by the federal banking agencies to implement Basel III and provisions of the Dodd-Frank Act. Our shareholders’ equity to assets ratio was 11.59% at March 31, 2013, compared to 11.51% at December 31, 2012 and 11.55% at March 31, 2012. Our tangible common equity to tangible assets ratio was 10.24% at March 31, 2013, compared to 10.15% at December 31, 2012 and 10.26% at March 31, 2012.

Banking industry regulators prescribe minimum capital ratios for BHCs like KeyCorp and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market risk items, subject to adjustment for predefined credit risk factors. Currently, banks and BHCs must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of March 31, 2013, our Tier 1 risk-based capital ratio and our total risk-based capital ratios were 12.19% and 15.02%, respectively, compared to 12.15% and 15.13%, respectively, at December 31, 2012 and 13.29% and 16.51%, respectively at March 31, 2012.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. BHCs that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other BHCs must maintain a minimum ratio of 4.00%. As of March 31, 2013, our leverage ratio was 11.36%, compared to 11.41% at December 31, 2012 and 12.12% at March 31, 2012.

The enactment of the Dodd-Frank Act changes the regulatory capital standards that apply to BHCs by requiring regulators to create rules phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 capital. The three year phase-out period will ultimately result in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital. These changes in effect apply the same leverage and risk-based capital requirements that apply to depository institutions to BHCs, savings and loan holding companies, and nonbank financial companies identified as systemically important. The section titled “Supervision and Regulation” under Item 1. Business of our 2012 Form 10-K contains more detailed information regarding capital.

As of March 31, 2013, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 12.19%, 11.36%, and 15.02%, respectively. The trust preferred securities issued by the KeyCorp capital trusts contribute $339 million or 42, 39, and 42 basis points to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of March 31, 2013. The proposed new minimum capital ratios together with the estimated capital ratios of Key at March 31, 2013, calculated on a fully phased-in basis under the Basel III and Standardized Approach NPRs are set forth in Figure 4 of this report.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well-capitalized” to “critically undercapitalized.” A “well-capitalized” institution must meet or exceed the prescribed threshold ratios of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to BHCs, we believe we would qualify as “well-capitalized” at March 31, 2013, and we believe there has not been any change in condition or event since that date that would cause a change in capital category. Analysis on an estimated basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of March 31, 2013, also determines that we would qualify as “well-capitalized” under current regulatory guidelines (Basel I), with the estimated Tier 1 risk-based capital ratio, estimated leverage ratio, and estimated total risk-based capital ratio being 11.77%, 10.97%, and 15.02%, respectively. Figure 5 in the “Supervision and regulation” section, above, discloses the proposed new threshold capital ratios for a “well capitalized” and an “adequately capitalized” institution. The regulatory defined capital categories serve a limited supervisory function. Investors should not use our estimated ratios as a representation of our overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Supervision and Regulation” under Item 1. Business of our 2012 Form 10-K under the heading “Capital.”

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Dodd-Frank Act and set forth in Basel III, which the Federal banking agencies have recently proposed to implement, are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations; this measure is considered to be a non-GAAP financial measure. Figure 8 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.40% at March 31, 2013, compared to 11.36% at December 31, 2012 and 11.55% at March 31, 2012.

Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. As we anticipated, at March 31, 2013, December 31, 2012 and March 31, 2012, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets. At March 31, 2013, for Key’s consolidated operations, we had a federal net deferred tax asset of $62 million and a state deferred tax liability of $15 million compared to a federal deferred tax asset of $83 and $29 million and a state deferred tax liability of $13 and $28 million at December 31, 2012 and March 31, 2012, respectively. We have recorded a valuation allowance of $3 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards.

Basel III

Provisions of the Dodd-Frank Act and the Basel III NPR provide for the phase-out of Tier 1 capital treatment for capital securities. As a result, our outstanding trust preferred securities will eventually become Tier 2 capital. The “Supervision and regulation” section of this report contains a more detailed discussion of the Basel III NPR. Figure 5 in the “Supervision and regulation” section above discloses the proposed new minimum capital ratios together with the estimated capital ratios of Key at March 31, 2013, calculated on a fully phased-in basis under the Basel III and Standardized Approach NPRs. Given our strong capital position, we expect to be able to satisfy the Basel III capital framework when U.S. capital regulations corresponding to it are finalized. While we also have a strong liquidity position, the Basel III liquidity framework could require us and other U.S. banks to initiate additional liquidity management initiatives, including adding additional liquid assets, issuing term debt, and modifying our product pricing for loans, commitments, and deposits.

Figure 28 represents the details of our regulatory capital position at March 31, 2013, December 31, 2012 and March 31, 2012, under the existing Basel I standards.

Figure 28. Capital Components and Risk-Weighted Assets

dollars in millions		March 31, 2013	December 31, 2012	March 31, 2012

TIER 1 CAPITAL
Key shareholders’ equity		$10,340	$10,271	$10,099
Qualifying capital securities		339	339	1,046
Less:	Goodwill	979	979	917
	Accumulated other comprehensive income (a)	(204)	(172)	(70)
	Other assets (b)	106	114	69

	Total Tier 1 capital	9,798	9,689	10,229

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)		975	972	966
Net unrealized gains on equity securities available for sale		1	—	1
Qualifying long-term debt		1,305	1,405	1,644

	Total Tier 2 capital	2,281	2,377	2,611

	Total risk-based capital	$12,079	$12,066	$12,840

TIER 1 COMMON EQUITY
Tier 1 capital		$9,798	$9,689	$10,229
Less:	Qualifying capital securities	339	339	1,046
	Series A Preferred Stock	291	291	291

	Total Tier 1 common equity	$9,168	$9,059	$8,892

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$63,913	$63,995	$61,280
Risk-weighted off-balance sheet exposure		16,542	16,575	16,069
Less:	Goodwill	979	980	917
	Other assets (b)	358	367	397
Plus:	Market risk-equivalent assets	1,282	511	1,034

	Gross risk-weighted assets	80,400	79,734	77,069
Less:	Excess allowance for loan and lease losses	—	—	113

	Net risk-weighted assets	$80,400	$79,734	$76,956

AVERAGE QUARTERLY TOTAL ASSETS		$87,591	$86,239	$85,730

CAPITAL RATIOS
Tier 1 risk-based capital		12.19%	12.15%	13.29%
Total risk-based capital		15.02	15.13	16.68
Leverage (d)		11.36	11.41	12.12
Tier 1 common equity		11.40	11.36	11.55

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at March 31, 2013, December 31, 2012, and March 31, 2012.

(c)	The allowance for loan and lease losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The allowance for loan and lease losses includes $44 million, $55 million, and $90 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

The KeyCorp Board of Directors (the “Board”) serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective, balanced and adds value for the shareholders. The Board understands Key’s risk philosophy, approves the risk appetite, inquires about risk practices, reviews the portfolio of risks, compares the actual risks to the risk appetite and is apprised of significant risks, both actual and emerging, and determines whether management is responding appropriately. The Board challenges management and ensures accountability.

The Board’s Audit Committee assists the Board in oversight of financial statement integrity, regulatory and legal compliance, independent auditors’ qualifications and independence and all risk review functions including internal audit. The Audit Committee discusses policies related to risk assessment and risk management and the processes related to risk review and compliance. The Audit Committee has responsibility over financial reporting, compliance risk and legal matters, the implementation, management and evaluation of operational risk controls and information, security and fraud risk, and associated reputation and strategic risks.

The Board’s Risk Committee assists the Board in oversight of strategies, policies, procedures and practices relating to the management of credit risk, market risk, interest rate risk, and liquidity risk, including the actions taken to mitigate these risks, as well as reputational and strategic risks. The Risk Committee also oversees the maintenance of appropriate regulatory and economic capital, reviews the Enterprise Risk Management (ERM) reports, and approves any material changes to the charter of the ERM Committee.

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

Our ERM Committee, chaired by the Chief Executive Officer and comprising other senior level executives, is responsible for managing risk and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Program encompasses our risk philosophy, policy, framework and governance structure for the management of risks across the entire company. The ERM Committee reports to the Board’s Risk Committee. Annually, the Board reviews and approves the ERM Program, as well as the risk appetite and corporate risk tolerances for major risk categories. We use a risk-adjusted capital framework to manage risks. This framework is approved and managed by the ERM Committee.

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

Market risk management

The cash flows and values of financial instruments change as a function of changes in market rates or prices, such as interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, or volatilities. These factors influence prospective yields, values, or prices associated with the instrument. For example, the value of a fixed-rate bond will decline when market interest rates increase, while the cash flows associated with a variable rate loan will increase when interest rates increase. The holder of a financial instrument is exposed to market risk when either the cash flows or the value of the instrument is tied to such external factors.

We manage our market risk differently based on whether the financial instrument is associated with trading or nontrading operations and activities. Our trading positions are carried at fair value with changes recorded in the income statement. These positions are subject to various market-based risk factors that impact the fair value of the financial instruments in the trading category. Our traditional banking loan and deposit products as well as long-term debt and certain short-term borrowings are nontrading positions. These positions are generally carried at the principal amount outstanding for assets and the amount owed for liabilities. The nontrading positions are subject to changes in economic value due to varying market conditions, primarily changes in interest rates.

Trading market risk

Key incurs market risk as a result of trading, investing, and client facilitation activities, principally within our investment banking and capital markets business. Key has exposures to a wide range of interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading activities in the derivative and fixed income markets and maintaining positions in these instruments. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks. The majority of our positions are traded in active markets.

Management of trading market risks.  Market risk management is an integral part of Key’s risk culture. The Market Risk Committee, headed by our Chief Market Risk Officer, along with the Risk Committee of our Board and the ERM Committee (collectively, the “Committees”) provide oversight of the management of trading market risks. Market risk policies and procedures have been defined and approved by the Market Risk Committee and take into account our tolerance for risk and consideration for the business environment. The Committees regularly review and discuss market risk reports prepared by our Market Risk Management group (“MRM”) that contain our market risk exposures and results of monitoring activities.

MRM is an independent risk management function that partners with the lines of business to identify, measure, and monitor market risks throughout our company. MRM is responsible for ensuring transparency of significant market risks, monitoring compliance with established limits, and escalating limit exceptions to appropriate senior management. Market risk is monitored through various measures, such as VaR, and through routine stress testing, sensitivity, and scenario analyses. MRM conducts stress tests for each covered position using historical worst case and standard shock scenarios. VaR, stressed VaR, and other analyses are prepared daily and distributed to appropriate management.

Covered positions.  We monitor the market risk of our covered positions, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. The trading account includes on-and off-balance sheet positions in financial instruments acquired with the intent to profit from price variations. All positions in the trading account are recorded at fair value, and changes in fair value are reflected in our consolidated statements of income. Information regarding our fair value policies, procedures and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 122 of our 2012 Form 10-K and Note 5 (“Fair Value Measurements”) in this report. Instruments that are used to hedge nontrading activities, such as bank issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities do not meet the definition of a covered position. MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

Our significant portfolios of covered positions are detailed below. We analyze market risk by portfolios of covered positions, and do not separately measure and monitor our portfolios by risk type. The descriptions below incorporate the respective risk types associated with each of these portfolios.

—

Fixed income includes those instruments associated with our capital markets business and the trading of securities as a dealer. These instruments include positions in municipal bonds, bonds backed by the U.S. government, agency and corporate bonds, certain mortgage-backed securities, securities issued by the U.S. Treasury, money markets, and certain collateralized CMOs. The activities and instruments within the fixed income portfolio create exposures to interest rate and credit spread risks.

—

Foreign exchange includes foreign currency spots, forwards and options. We enter into contracts for these types of instruments primarily to accommodate the needs of clients. These activities result in exposures to foreign currency risk.

—

Interest rate derivatives include interest rate swaps, caps and floors, which are transacted primarily to accommodate the needs of commercial loan clients. In addition, we enter into interest rate futures to offset or mitigate the interest rate risk related to the client positions. The activities within this portfolio create exposures to interest rate risk.

—

Credit derivatives include credit default swaps, which are used to mitigate loan portfolio credit risk, and credit default swap indexes, which are used to manage the credit risk exposure associated with anticipated sales of certain commercial real estate loans. The transactions within the credit derivatives portfolio result in exposure to credit risk.

VaR and stressed VaR.  VaR is the estimate of the maximum amount of loss on an instrument or portfolio due to adverse market conditions during a given time interval within a stated confidence level. Stressed VaR is used to assess the extreme conditions on market risk within our trading portfolios. MRM calculates VaR and stressed VaR on a daily basis, and the results are distributed to appropriate management. VaR and stressed VaR results are also provided to our regulators and utilized in regulatory capital calculations.

We use a VaR simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions. Historical scenarios are customized for specific covered positions, and numerous risk factors are incorporated in the calculation. VaR is calculated using daily observations over a one-year time horizon, and approximates a 95% confidence level. Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter. We also calculate VaR and stressed VaR at a 99% confidence level. Two years of historical data were used in the simulation during 2012. Beginning in February 2013, the simulation uses historical data from the previous year, as we believe it more appropriately reflects the current market conditions and the risks associated with our portfolios. This change resulted in a decrease in VaR results of approximately 2% at the 95% confidence level and 15% at the 99% confidence level. We also utilize factors to estimate the exposures that contain optionality features, such as options and cancellable provisions.

The VaR model is an effective tool in estimating ranges of possible gains and losses on our covered positions. However, there are limitations inherent in the VaR model since it uses historical results over a given time interval to estimate future performance. Historical results may not be indicative of future results, and changes in the market or composition of our portfolios could have a significant impact on the accuracy of the VaR model. We regularly review and enhance the modeling techniques, inputs and assumptions used. Our market risk policy includes the independent validation of our VaR model by Key’s Risk Management Group on an annual basis. The Model Risk Management Committee oversees the Model Validation Program, and results of validations are discussed with the ERM Committee.

MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to observed daily profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. Actual losses did not exceed daily trading VaR on any day during the quarter ended March 31, 2013 and 2012.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.4 million at March 31, 2013, and $1.8 million at March 31, 2012. The decrease in aggregate VaR was primarily due to reduced exposures in fixed income and credit derivatives as well as the change from using two years of historical data to one year for the VaR simulation. Figure 29 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the first quarter of 2013 and 2012.

Figure 29. VaR for Significant Portfolios of Covered Positions

	2013				2012
	Three months ended March 31				Three months ended March 31
in millions	High	Low	Mean	March 31	High	Low	Mean	March 31

Trading account assets:
Fixed income	0.8	0.3	0.5	0.5	1.9	0.4	1.0	0.4
Derivatives:
Interest rate	0.6	0.2	0.2	0.2	1.2	0.1	0.5	0.1
Foreign exchange	0.1	—	—	—	0.8	—	0.1	—
Credit	0.6	0.1	0.3	0.6	1.3	0.5	0.7	1.2

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $4.2 million at March 31, 2013. Figure 30 summarizes our stressed VaR for significant portfolios of covered positions for the first quarter of 2013 as used for market risk capital charge calculation purposes. Stressed VaR was not calculated for market risk regulatory capital purposes during 2012.

Figure 30. Stressed VaR for Significant Portfolios of Covered Positions

	2013
	Three months ended March 31
in millions	High	Low	Mean	March 31

Trading account assets:
Fixed income	2.3	0.9	1.6	1.4
Derivatives:
Interest rate	1.8	0.7	0.7	0.7
Foreign exchange	0.4	—	0.1	—
Credit	1.7	0.3	1.0	1.7

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk equivalent asset position, which consists of a VaR component, stressed VaR component, and a specific risk add-on. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors. Specific risk is measured through a standardized approach for positions where the VaR model does not capture specific risk. Specific risk calculations are run quarterly by MRM, and approved by the Chief Market Risk Officer. The VaR, stressed VaR, and specific risk components are added together to arrive at a total market risk equivalent assets calculation.

Nontrading market risk

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

Oversight of nontrading market risk is governed by the Risk Committee of our Board, the ERM Committee and the ALCO. These committees regularly review various reports, including interest rate risk summaries, trends, peer comparisons, variance analyses, projections, and sensitivity analyses. The reviews generate a discussion of positions, trends and directives on interest rate risk and shape a number of our decisions. Guidance for the oversight and management of interest rate risk is provided through the asset/liability management policy, which is governed by the ALCO. We communicate with individuals within and outside of the company on a daily basis to discuss emerging issues.

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, including a most likely macro-economic scenario. Simulation modeling assumes that residual risk exposures will be managed to within the risk appetite.

We measure the amount of net interest income at risk by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease over the next twelve months, and term rates were to move in a similar fashion. Our standard rate scenarios encompass a gradual increase or decrease of 200 basis points, but due to the low interest rate environment, a gradual decrease of 25 basis points over two months with no change over the following ten months is applied. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment. We also perform regular stress tests and sensitivities on the model inputs that could materially change the resulting risk assessments. One set of stress tests and sensitivities assesses the effect of interest rate inputs on simulated exposures. Assessments are performed using different shapes of the yield curve, including a sustained flat yield curve, an inverted slope yield curve, changes in credit spreads, an immediate parallel change in market interest rates, and changes in the relationship of money market interest rates. Another set of stress tests and sensitivities assesses the effect of loan and deposit assumptions and assumed discretionary strategies on simulated exposures. Assessments are performed on changes to the following assumptions: the pricing of deposits without contractual maturities; changes in lending spreads; prepayments on loans and securities; other loan and deposit balance shifts; investment, funding and hedging activities; and liquidity and capital management strategies.

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

Figure 31 presents the results of the simulation analysis at March 31, 2013, and 2012. At March 31, 2013, our simulated exposure to changes in interest rates was moderately asset sensitive. Policy limits for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 31, we are operating within these limits.

Figure 31. Simulated Change in Net Interest Income

March 31, 2013

Basis point change assumption (short-term rates)	-25		+200
ALCO policy limits	-4.00	%	-4.00%

Interest rate risk assessment	-.92	%	1.85%

March 31, 2012

Basis point change assumption (short-term rates)	-25		+200
ALCO policy limits	-4.00	%	-4.00%

Interest rate risk assessment	-.96	%	3.16%

To support continued progress toward maximum employment and price stability, the FOMC expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens, and in particular expects to keep the federal funds rate at exceptionally low levels. Key will continue to monitor balance sheet flows and expects the benefit to rising rates to increase prior to any increase in the federal funds rate. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity, and repricing characteristics of loan and deposit flows. As changes occur to both the configuration of the balance sheet and the outlook for the economy, management proactively evaluates hedging opportunities that may change our interest rate risk profile.

The results of additional simulation analyses that make use of alternative interest rate paths and customer behavior assumptions indicate that net interest income improvement in a rising rate environment could be diminished, and actual results may be different than the policy simulation results in Figure 31. Net interest income improvements are highly dependent on the timing, magnitude, frequency, and path of interest rate increases and assumption inputs for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. Given the unprecedented low level of interest rates, modeling future deposits, balances and repricing behavior is less certain.

We also conduct simulations that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a manner similar to those based on a twelve-month horizon. To capture longer-term exposures, we calculate exposures to changes to the EVE as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond twelve-, twenty-four and thirty-six month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of an unchanged interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines.

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

Figure 32. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2013
				Weighted-Average			March 31, 2012
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value

Receive fixed/pay variable — conventional A/LM (a)	$15,290	$61		2.4	.7%	.2%	$9,465	$42
Receive fixed/pay variable — forward starting A/LM	—	—		—	—	—	250	(1)
Receive fixed/pay variable — conventional debt	4,475	388		4.4	3.3	.3	5,306	445
Pay fixed/receive variable — conventional debt	234	(21)		10.3	.3	2.8	347	(18)

Total portfolio swaps	$19,999	$428	(b)	3.0	1.3%	.3%	$15,368	$468	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $45 million and $44 million for March 31, 2013, and 2012, respectively.

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

Oversight of the liquidity risk management process is governed by the Board’s Risk Committee, the KeyBank Board of Directors, the ERM Committee and the ALCO. These groups regularly review various liquidity reports, including liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, hypothetical funding erosion stress tests and goal tracking reports. The reviews generate a discussion of positions, trends and directives on liquidity risk and shape a number of our decisions. When liquidity pressure is elevated, positions are monitored more closely and reporting is more intensive. We communicate with individuals within and outside of the company on a daily basis to discuss emerging issues.

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

Our credit ratings at March 31, 2013, are shown in Figure 33. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors.

Figure 33. Credit Ratings

March 31, 2013	Short-Term Borrowings	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock

KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	BBB+	BBB	BBB-	BBB-
Moody’s	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	F1	A-	BBB+	BB+	BB
DBRS	R-2(high)	BBB(high)	BBB	BBB	BB(low)

KEYBANK
Standard & Poor’s	A-2	A-	BBB+	N/A	N/A
Moody’s	P-2	A3	Baa1	N/A	N/A
Fitch	F1	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	BBB(high)	N/A	N/A

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at March 31, 2013, totaled $8.5 billion, consisting of $4.8 billion of unpledged securities, $1.3 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati, and $2.4 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of March 31, 2013, our unused borrowing capacity secured by loan collateral was $15.2 billion at the Federal Reserve Bank of Cleveland and $5.0 billion at the Federal Home Loan Bank of Cincinnati.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan to deposit ratio as a metric to monitor these strategies. Our target loan to deposit ratio is 90-100% (at March 31, 2013, our loan to deposit ratio was 87%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

Liquidity programs

We have several liquidity programs, which are described in Note 15 (“Long-Term Debt”) on page 184 of our 2012 Form 10-K, that enable the parent company and KeyBank to raise funds in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.

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

In the first quarter of 2013, Key’s outstanding note balance increased by $938 million. On January 29, 2013, Key issued $1 billion of Senior Bank Notes due February 1, 2018 under the Global Bank Note Program. These Notes have a coupon of 1.65% per annum and are not redeemable prior to maturity. Key also had maturities of $26 million in Euro medium-term notes. KeyCorp had no medium-term note maturities or trust preferred redemptions.

Liquidity for KeyCorp

The parent company has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions); support occasional guarantees of subsidiaries’ obligations in transactions with third parties at a reasonable cost, in a timely manner, and without adverse consequences; and pay dividends to shareholders.

We use three primary measures to assess parent company liquidity: net cash position, a cash coverage metric, and the liquidity gap. The net cash position measures the ability to fund debt maturing in 24 months or less with existing liquid assets. The cash coverage metric measures the ability to meet all projected obligations. The “liquidity gap” represents the difference between projected liquid assets and anticipated financial obligations over several time horizons. We generally issue term debt to manage our liquidity position within targeted ranges. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over the next 24 months. At March 31, 2013, KeyCorp held $2.0 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our policies.

Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first quarter of 2013, KeyBank and nonbank subsidiaries did not make any dividend payments to the parent. The parent did not make any capital infusions to KeyBank during the first quarter of 2013. As of March 31, 2013, KeyBank had fully utilized its regulatory capacity to pay dividends to KeyCorp.

Our liquidity position and recent activity

Over the past twelve months our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased as a result of debt maturities, trust preferred securities redemptions, and net customer loan and deposit flows. However, the liquid asset portfolio still continues to exceed the amount we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer term solution. The issuance of $1 billion of Senior Bank Notes in January 2013 provided additional liquidity to support normal business flows and maintain our liquid asset portfolio within target levels.

From time to time, KeyCorp or KeyBank may seek to retire, repurchase or exchange outstanding debt, capital securities, preferred shares or Common Shares through cash purchase, privately negotiated transactions or other means. We periodically repurchase Common Shares in the open market or through privately negotiated transactions under a repurchase program authorized by our Board. Additional information on KeyCorp’s Common Share repurchase program is included in Part II, Item 2. Unregistered Sales of Equity Securities or Use of Proceeds of this report. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements and other factors. The amounts involved may be material, individually or collectively.

We generate cash flows from operations and from investing and financing activities. We have approximately $167 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of March 31, 2013. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $20 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase to approximately $38 million. Accordingly, we have included the total amount as a deferred tax liability at March 31, 2013.

The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for the three month periods ended March 31, 2013, and 2012.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $2 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of March 31, 2013, we had six client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these six individual net obligor commitments was $58 million at March 31, 2013. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate credit risk. We utilize credit default swaps to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At March 31, 2013, we used credit default swaps with a notional amount of $647 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At March 31, 2013, the notional amount of credit default swaps sold by us for the purpose of reducing our net credit default swap position was $5 million.

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

Allowance for loan and lease losses

At March 31, 2013, the ALLL was $893 million, or 1.70% of loans, compared to $944 million, or 1.92%, at March 31, 2012. The allowance includes $34 million that was specifically allocated for impaired loans of $445 million at March 31, 2013, compared to $38 million that was allocated for impaired loans of $359 million one year ago. For more information about impaired loans, see Note 4 (“Asset Quality”). At March 31, 2013, the allowance for loan and lease losses was 137.38% of nonperforming loans, compared to 141.74% at March 31, 2012.

Selected asset quality statistics for each of the past five years are presented in Figure 34. The factors that drive these statistics are discussed in the remainder of this section.

Figure 34. Selected Asset Quality Statistics from Continuing Operations

	2013	2012
dollars in millions	First	Fourth	Third	Second	First

Net loan charge-offs	$49	$58	$109	$77	$101
Net loan charge-offs to average loans	.38%	.44%	.86%	.63%	.82%
Allowance for loan and lease losses to annualized net loan charge-offs	449.37	384.85	204.78	286.74	232.39
Allowance for loan and lease losses	$893	$888	$888	$888	$944
Allowance for credit losses (a)	925	917	931	939	989
Allowance for loan and lease losses to period-end loans	1.70%	1.68%	1.73%	1.79%	1.92%
Allowance for credit losses to period-end loans	1.76	1.74	1.81	1.89	2.01
Allowance for loan and lease losses to nonperforming loans	137.38	131.75	135.99	135.16	141.74
Allowance for credit losses to nonperforming loans	142.31	136.05	142.57	142.92	148.50
Nonperforming loans at period end (b)	$650	$674	$653	$657	$666
Nonperforming assets at period end	705	735	718	751	767
Nonperforming loans to period-end portfolio loans	1.24%	1.28%	1.27%	1.32%	1.35%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	1.34	1.39	1.39	1.51	1.55

(a)	Includes the allowance for loan and lease losses plus the liability for credit losses on lending-related unfunded commitments.

(b)	March 31, 2013, December 31, 2012, and September 30, 2012 amounts exclude $22 million, $23 million, and $25 million, respectively of PCI loans acquired in July 2012.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses on page 102 of our 2012 10-K.” Briefly, we apply expected loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets.

For all commercial and consumer TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the recorded investment of the loan with the estimated present value of its expected cash flows, the fair value of its underlying collateral or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at March 31, 2013, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 35, our ALLL decreased by $51 million, or 5%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio, which has trended more favorably over the past twenty four months. Asset quality is improving and has resulted in favorable risk rating migration and a reduction in our general allowance. Our delinquency trends continue to decline while our roll rates keep improving. We attribute this improvement to improving economic activity, more favorable conditions in the housing market, and continued run off in our exit loan portfolio. Our liability for credit losses on lending-related commitments decreased by $13 million to $32 million at March 31, 2013, compared to the same period one year ago. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 1.76% of loans at the end of the first quarter of 2013, compared to 2.01% at the end of the first quarter of 2012. We expect the allowance to decrease as a percent of total loans during the remainder of 2013 as a result of the continued improvement in credit quality that is anticipated.

Figure 35. Allocation of the Allowance for Loan and Lease Losses

	March 31, 2013			December 31, 2012			March 31, 2012
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans

Commercial, financial and agricultural	$338	37.9%	44.5%	$327	36.8%	44.0%	$316	33.5%	40.2%
Commercial real estate:
Commercial mortgage	193	21.6	14.4	198	22.3	14.6	263	27.9	15.8
Construction	35	3.9	2.0	41	4.6	1.9	56	5.9	2.6

Total commercial real estate loans	228	25.5	16.4	239	26.9	16.5	319	33.8	18.4
Commercial lease financing	62	6.9	9.1	55	6.2	9.3	68	7.2	11.7

Total commercial loans	628	70.3	70.0	621	69.9	69.8	703	74.5	70.3
Real estate — residential mortgage	34	3.8	4.1	30	3.4	4.1	36	3.8	4.0
Home equity:
Community Banking	106	11.9	18.6	105	11.8	18.6	94	9.9	18.6
Other	18	2.0	.8	25	2.8	.8	28	3.0	1.0

Total home equity loans	124	13.9	19.4	130	14.6	19.4	122	12.9	19.6
Consumer other — Community Banking	33	3.7	2.6	38	4.3	2.5	37	3.9	2.5
Credit cards	32	3.6	1.3	26	2.9	1.4	—	—	—
Consumer other:
Marine	38	4.3	2.4	39	4.4	2.6	45	4.8	3.4
Other	4	.4	.2	4	.5	.2	1	.1	.2

Total consumer other	42	4.7	2.6	43	4.9	2.8	46	4.9	3.6

Total consumer loans	265	29.7	30.0	267	30.1	30.2	241	25.5	29.7

Total loans (a)	$893	100.0%	100.0%	$888	100.0%	100.0%	$944	100.0%	100.0%

(a)	Excludes allocations of the allowance for loan and lease losses in the amount of $49 million, $55 million, and $90 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively, related to the discontinued operations of the education lending business.

Our provision (credit) for loan and lease losses was $55 million for first quarter of 2013, compared to $42 million for the year-ago quarter. Our net loan charge-offs were $49 million for the first quarter 2013 compared to $101 million for the first quarter of 2012. The increase in our provision is due to the growth in our loans from continuing operations over the past twelve months and updated regulatory guidance issued in 2012, partially offset by continued improvement in credit quality experienced in most of our loan portfolios. Additionally, we continue to reduce our exit loans and leases, as well as our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs.

Net loan charge-offs

Net loan charge-offs for the first quarter of 2013 totaled $49 million, or .38% of average loans. As compared to net loan charge-offs of $101 million, or ..82% for the same period last year. Figure 36 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 37.

Over the past twelve months, net loan charge-offs decreased $52 million. This decrease is attributable to improvement in asset quality statistics as shown in Figure 38. As shown in Figure 39, our exit loan portfolio experienced a total of $1 million in net loan recoveries for the first quarter of 2013. Net loan charge-offs for the fourth quarter of 2012 in our exit loan portfolio were $27 million. The decrease in net loan charge-offs in our exit loan portfolio were primarily driven by recoveries of previously charged off exit loans and leases.

Figure 36. Net Loan Charge-offs from Continuing Operations

	2013	2012
dollars in millions	First	Fourth	Third	Second	First

Commercial, financial and agricultural (a)	$2	$(8)	$7	$3	$15
Real estate — Commercial mortgage	8	28	21	9	21
Real estate — Construction (a)	(7)	3	2	4	10
Commercial lease financing (a)	2	3	(8)	10	—

Total commercial loans	5	26	22	26	46
Home equity — Key Community Bank (a)	16	(18)	62	21	23
Home equity — Other	4	11	5	7	7
Credit cards	8	9	2	—	—
Marine	3	14	6	7	10
Other	13	16	12	16	15

Total consumer loans	44	32	87	51	55

Total net loan charge-offs	$49	$58	$109	$77	$101

Net loan charge-offs to average loans	.38%	.44%	.86%	.63%	.82%

Net loan charge-offs from discontinued operations — education lending business	$12	$15	$12	$12	$19

(a)	Credit amount indicates recoveries exceeded charge-offs.

Figure 37. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
dollars in millions	2013	2012

Average loans outstanding	$52,626	$49,430

Allowance for loan and lease losses at beginning of period	$888	$1,004
Charge-offs:
Commercial, financial and agricultural	14	26

Real estate — commercial mortgage	13	23
Real estate — construction	1	11

Total commercial real estate loans (a)	14	34
Commercial lease financing	6	4

Total commercial loans	34	64
Real estate — residential mortgage	6	6
Home equity:
Key Community Bank	18	25
Other	6	8

Total home equity loans	24	33
Consumer other — Key Community Bank	9	10
Credit cards	8	—
Consumer other:
Marine	8	17
Other	1	2

Total consumer other	9	19

Total consumer loans	56	68

Total loans charged off	90	132

Recoveries:
Commercial, financial and agricultural	12	11

Real estate — commercial mortgage	5	2
Real estate — construction	8	1

Total commercial real estate loans (a)	13	3
Commercial lease financing	4	4

Total commercial loans	29	18
Real estate — residential mortgage	—	1
Home equity:
Key Community Bank	2	2
Other	2	1

Total home equity loans	4	3
Consumer other — Key Community Bank	2	1
Consumer other:
Marine	5	7
Other	1	1

Total consumer other	6	8

Total consumer loans	12	13

Total recoveries	41	31

Net loans and leases charged off	(49)	(101)
Provision (credit) for loan and lease losses	55	42
Foreign currency translation adjustment	(1)	(1)

Allowance for loan and lease losses at end of period	$893	$944

Liability for credit losses on lending-related commitments at beginning of period	$29	$45
Provision (credit) for losses on lending-related commitments	3	—

Liability for credit losses on lending-related commitments at end of period (b)	$32	$45

Total allowance for credit losses at end of period	$925	$989

Net loan charge-offs to average loans	.38%	.82%
Allowance for loan and lease losses to annualized net loan charge-offs	449.37	232.39
Allowance for loan and lease losses to period-end loans	1.70	1.92
Allowance for credit losses to period-end loans	1.76	2.01
Allowance for loan and lease losses to nonperforming loans	137.38	141.74
Allowance for credit losses to nonperforming loans	142.31	148.50

Discontinued operations — education lending business:
Charge-offs	$16	$23
Recoveries	4	4

Net loan and lease charge-offs	$(12)	$(19)

(a)	See Figure 19 and the accompanying discussion in the “Loans and leases’ held for sale” section for more information related to our commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 38 shows the composition of our nonperforming assets. These assets totaled $705 million at March 31, 2013, and represented 1.34% of portfolio loans, OREO and other nonperforming assets, compared to $735 million, or 1.39%, at December 31, 2012, and $767 million, or 1.55%, at March 31, 2012. See Note 1 under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 120 of our 2012 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 38. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Commercial, financial and agricultural	$142	$99	$132	$141	$168

Real estate — commercial mortgage	114	120	134	172	175
Real estate — construction	27	56	53	68	66

Total commercial real estate loans	141	176	187	240	241
Commercial lease financing	12	16	18	18	22

Total commercial loans	295	291	337	399	431
Real estate — residential mortgage	96	103	83	78	82
Home equity:
Key Community Bank	199	210	171	141	109
Other	18	21	18	17	12

Total home equity loans (a)	217	231	189	158	121
Consumer other — Key Community Bank	3	2	3	2	1
Credit card	13	11	8	—	—
Consumer other:
Marine	25	34	31	19	30
Other	1	2	2	1	1

Total consumer other	26	36	33	20	31

Total consumer loans	355	383	316	258	235

Total nonperforming loans	650	674	653	657	666
Nonperforming loans held for sale	23	25	19	38	24
OREO	21	22	29	28	61
Other nonperforming assets	11	14	17	28	16

Total nonperforming assets (b)	$705	$735	$718	$751	$767

Accruing loans past due 90 days or more	$83	$78	$89	$131	$169
Accruing loans past due 30 through 89 days	368	424	354	362	420
Restructured loans — accruing and nonaccruing (c)	294	320	323	274	293
Restructured loans included in nonperforming loans (c)	178	249	217	163	184
Nonperforming assets from discontinued operations — education lending business	15	20	22	18	19
Nonperforming loans to period-end portfolio loans	1.24%	1.28%	1.27%	1.32%	1.35%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.34	1.39	1.39	1.51	1.55

(a)	All of the increase in real estate – residential mortgage and $26 million of the increase in Total home equity loans from September 30, 2012 to December 31, 2012 was related to regulatory guidance issued in the second and third quarters of 2012.

(b)	March 31, 2013, December 31, 2012, and September 30, 2012 amounts exclude $22 million, $23 million, and $25 million, respectively, of purchased impaired loans acquired in July 2012.

(c)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance. The majority of the increase in restructured loans included in nonperforming loans from September 30, 2012 to December 31, 2012 was related to regulatory guidance issued in the third quarter of 2012.

As shown in Figure 38, nonperforming assets decreased during the first quarter of 2013. Most of the reduction came from nonperforming loans in our Real estate — construction, Home equity — Key Community Bank, and Marine portfolios. These reductions were partially offset by an increase in nonperforming loans in our Commercial, financial, and agricultural portfolio. As shown in Figure 39, our exit loan portfolio accounted for $66 million, or 9.4%, of our total nonperforming assets at March 31, 2013, compared to $83 million, or 11.3%, at December 31, 2012.

At March 31, 2013, the carrying amount of our commercial nonperforming loans outstanding represented 63% of their contractual amount owed, total nonperforming loans outstanding represented 76% of their contractual amount owed, and nonperforming assets in total were carried at 73% of their original contractual amount.

At March 31, 2013, our twenty largest nonperforming loans totaled $194 million, representing 30% of total nonperforming loans.

Figure 39 shows the composition of our exit loan portfolio at March 31, 2013 and December 31, 2012, the net charge-offs recorded on this portfolio for the first quarter of 2013 and the fourth quarter of 2012, and the nonperforming status of these loans at March 31, 2013 and December 31, 2012. The exit loan portfolio represented 5.2% of total loans and loans held for sale at March 31, 2013. Additional information about loan sales is included in this report under the heading “Loans held for sale” and “Loan sales.”

Figure 39. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 3-31-13 vs. 12-31-12	Net Loan Charge-offs			Balance on Nonperforming Status
in millions	3-31-13	12-31-12		3-31-13	(c)	12-31-12	3-31-13	12-31-12

Residential properties — homebuilder	$29	$29	$—	—		$1	$10	$10
Marine and RV floor plan	29	33	(4)	$(3)		—	6	10
Commercial lease financing (a)	966	997	(31)	(5)		—	6	6

Total commercial loans	1,024	1,059	(35)	(8)		1	22	26
Home equity — Other	401	423	(22)	4		11	18	21
Marine	1,254	1,358	(104)	3		14	26	34
RV and other consumer	79	93	(14)	—		1	—	2

Total consumer loans	1,734	1,874	(140)	7		26	44	57

Total exit loans in loan portfolio	$2,758	$2,933	$(175)	$(1)		$27	$66	$83

Discontinued operations — education lending business (not included in exit loans above)(b)	$5,086	$5,201	$(115)	$12		$15	$15	$20

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction and industrial leases; (2) Canadian lease financing portfolios; and (3) all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts.

(c)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 40 shows credit exposure by industry classification in the largest sector of our loan portfolio, “commercial, financial and agricultural loans.” Since December 31, 2012, total commitments and loans outstanding in this sector have increased by $265 million and $169 million, respectively, and have increased by $5.4 billion and $3.6 billion, respectively, from March 31, 2012.

Figure 40. Commercial, Financial and Agricultural Loans

				Nonperforming Loans
March 31, 2013 dollars in millions	Total Commitments	(a)	Loans Outstanding	Amount	Percent of Loans Outstanding

Industry classification:
Services	$10,197		$5,514	$67	1.2%
Manufacturing	9,252		4,313	17	.4
Public utilities	5,784		1,619	—	—
Financial services	4,110		2,016	2	.1
Wholesale trade	3,677		1,741	9	.5
Retail trade	2,091		884	3	.3
Mining	1,896		783	3	.4
Dealer floor plan	1,518		1,178	7	.6
Property management	1,382		781	11	1.4
Transportation	1,316		877	8	.9
Building contractors	1,184		481	10	2.1
Agriculture/forestry/fishing	976		491	2	.4
Insurance	801		133	—	—
Public administration	623		442	—	—
Communications	340		220	—	—
Individuals	4		1	—	—
Other	2,417		1,938	3	.2

Total	$47,568		$23,412	$142	.6%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others), and loans outstanding.

The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 41. Loans returned to accrual status increased $43 million during first quarter of 2013 compared to the first quarter 2012, as market liquidity continued to improve.

Figure 41. Summary of Changes in Nonperforming Loans from Continuing Operations

	2013	2012
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$674	$653	$657	$666	$727
Loans placed on nonaccrual status	278	288	276	350	214
Charge-offs	(91)	(104)	(141)	(131)	(132)
Loans sold	(42)	(44)	(43)	(49)	(27)
Payments	(83)	(78)	(74)	(110)	(65)
Transfers to OREO	(7)	(7)	(10)	(6)	(15)
Transfers to nonperforming loans held for sale	—	(8)	—	(16)	—
Transfers to other nonperforming assets	—	(1)	—	(14)	—
Loans returned to accrual status	(79)	(25)	(12)	(33)	(36)

Balance at end of period (a)	$650	$674	$653	$657	$666

(a)	March 31, 2013, December 31, 2012, and September 30, 2012 amounts exclude $22 million, $23 million, and $25 million, respectively, of purchased credit

The types of activity that caused the change in our nonperforming loans held for sale during each of the last five quarters are summarized in Figure 42.

Figure 42. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2013	2012
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$25	$19	$38	$24	$46
Transfers in	—	8	—	16	—
Net advances / (payments)	—	(1)	(1)	—	(1)
Loans sold	—	(1)	(17)	(1)	(1)
Transfers to OREO	—	—	(1)	—	—
Valuation adjustments	(2)	—	—	(1)	(1)
Loans returned to accrual status / other	—	—	—	—	(19)

Balance at end of period	$23	$25	$19	$38	$24

The types of activity that contributed to the change in our OREO during each of the last five quarters are summarized in Figure 43.

Figure 43. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2013	2012
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$22	$29	$28	$61	$65
Properties acquired — nonperforming loans	7	7	11	6	15
Valuation adjustments	(3)	(2)	(2)	(7)	(7)
Properties sold	(5)	(12)	(8)	(32)	(12)

Balance at end of period	$21	$22	$29	$28	$61

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

We seek to mitigate operational risk through identification and measurement of risk, alignment of business strategies with risk appetite and tolerance, and a system of internal controls and reporting. We continuously strive to strengthen our system of internal controls to improve the oversight of our operational risk and to ensure compliance with laws, rules and regulations. For example, an operational event database tracks the amounts and sources of operational risk and losses. This tracking mechanism helps to identify weaknesses and to highlight the need to take corrective action. We also rely upon software programs designed to assist in assessing operational risk and monitoring our control processes. This technology has enhanced the reporting of the effectiveness of our controls to senior management and the Board.

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

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical: not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 117 of our 2012 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance.

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

We rely heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan and lease losses; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 120 through 128 of our 2012 Form 10-K.

At March 31, 2013, $15.9 billion, or 17.8%, of our total assets were measured at fair value on a recurring basis. Approximately 95.9% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At March 31, 2013, $1.4 billion, or 1.8%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

During the first quarter of 2013, $46 million, or .1%, of our total assets were measured at fair value on a nonrecurring basis. Approximately 17.3% of these assets were classified as Level 1 or Level 2. At March 31, 2013, there were no liabilities measured at fair value on a nonrecurring basis.

In addition, the education lending securitization trusts assets and liabilities were included on the balance sheet at March 31, 2013 at fair value, in the amount of $2.4 billion and $2.2 billion, respectively.

During the first three months of 2013, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 44.

Figure 44. European Sovereign and Non-sovereign Debt Exposures

March 31, 2013 in millions	Short- and Long- Term Commercial Total	(a)	Foreign Exchange and Derivatives with Collateral	(b)	Net Exposure

France:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		$(11)		$(11)
Non-sovereign non-financial institutions	$88		—		88

Total	88		(11)		77
Germany:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		(8)		(8)
Non-sovereign non-financial institutions	345		—		345

Total	345		(8)		337
Greece:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Iceland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Ireland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	8		—		8

Total	8		—		8
Italy:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	85		—		85

Total	85		—		85
Netherlands:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		11		11
Non-sovereign non-financial institutions	131		—		131

Total	131		11		142
Portugal:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Spain:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	70		—		70

Total	70		—		70
Switzerland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		2		2
Non-sovereign non-financial institutions	94		—		94

Total	94		2		96
United Kingdom:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		(1)		(1)
Non-sovereign non-financial institutions	195		—		195

Total	195		(1)		194
Other Europe: (c)
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	134		—		134

Total	134		—		134
Total Europe:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		(7)		(7)
Non-sovereign non-financial institutions	1,150		—		1,150

Total	$1,150		$(7)		$1,143

(a)	This column represents our outstanding leases.

(b)	This column represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 90% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities. At-risk exposures in the rest of the world, which are actively monitored by management, total $1 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2013, KeyCorp and its subsidiaries are defendants or putative defendants in a variety of legal proceedings, in the form of regulatory/government investigations as well as private, civil litigation and arbitration proceedings. The private, civil litigations range from individual actions involving a single plaintiff to class action lawsuits. Investigations involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These legal proceedings are at varying stages of adjudication, arbitration or investigation and involve a variety of claims (including common law tort, contract claims, securities, ERISA, and consumer protection claims). At times, these legal proceedings may present novel claims or legal theories.

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

The information presented in the Legal Proceedings section of Note 15 (“Contingent Liabilities and Guarantees”) of the Notes to our Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 7-19 of our 2012 Form 10-K, Part 1, Item 1A: Risk Factors, on pages 19-31 of our 2012 Form 10-K, and our disclosure regarding Forward-looking statements in this Form 10-Q.

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

As previously reported, as authorized by our Board and pursuant to our 2012 capital plan submitted to the Federal Reserve in January 2012 as part of CCAR and not objected to by the Federal Reserve, beginning in the second quarter of 2012, KeyCorp had authority to repurchase up to $344 million of our Common Shares for general repurchase and repurchases in connection with employee elections under our compensation and benefit programs.

During the first quarter of 2013, KeyCorp completed $65 million of Common Share repurchases on the open market under Key’s 2012 capital plan. On January 7, 2013, we submitted to the Federal Reserve and provided to the OCC under the annual CCAR process our 2013 capital plan. On March 14, 2013, the Federal Reserve announced that it did not object to our 2013 capital plan. At its March 2013 meeting, our Board authorized up to $426 million in repurchases of our Common Shares in the open market or through privately negotiated transactions. The authorization was expressly in addition to any amounts remaining under preexisting authority. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2014.

The following table summarizes Key’s repurchases of its Common Shares for the three months ended March 31, 2013.

Calendar month	Total number of shares repurchased	(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs	(b)

January 1 - 31	777,205		$9.31	773,360	19,678,259
February 1 - 28	3,518,632		9.48	3,204,465	16,446,936
March 1 - 31	3,486,590		9.65	2,812,482	13,922,496

Total	7,782,427		$9.54	6,790,307

(a)	Includes Common Shares deemed surrendered by employees in connection with Key’s stock compensation and benefit plans to satisfy tax obligations and repurchases in the open market.

(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares on January 31, 2013 at $9.40, February 28, 2013 at $9.39, and March 31, 2013 at $9.96, plus our previously existing program shares available of 13,922,496.

Item  6. Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its 2012 Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYCORP
(Registrant)

Date: May 1, 2013	/s/ Robert L. Morris
By: Robert L. Morris
Chief Accounting Officer