Form 10-Q
period 2013-06-30
KEYCORP /NEW/
filed 2013-08-05
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	911,352,637 Shares
Title of class	Outstanding at August 1, 2013

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation”), that begins on page 10.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	June 30, 2013	December 31, 2012	June 30, 2012

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$696	$584	$716
Short-term investments	3,582	3,940	2,216
Trading account assets	592	605	679
Securities available for sale	13,253	12,094	13,205
Held-to-maturity securities (fair value: $4,716, $3,992 and $4,396)	4,750	3,931	4,352
Other investments	1,037	1,064	1,186
Loans, net of unearned income of $901, $957 and $1,155	53,101	52,822	49,605
Less: Allowance for loan and lease losses	876	888	888

Net loans	52,225	51,934	48,717
Loans held for sale	402	599	656
Premises and equipment	900	965	931
Operating lease assets	303	288	318
Goodwill	979	979	917
Other intangible assets	149	171	15
Corporate-owned life insurance	3,362	3,333	3,285
Derivative assets	461	693	818
Accrued income and other assets (including $22 of consolidated LIHTC guaranteed funds VIEs, see Note 9)(a)	2,864	2,774	2,967
Discontinued assets (including $2,341 of consolidated education loan securitization trust VIEs (see Note 9) and $151 of loans in portfolio at fair value)(a)	5,084	5,282	5,545

Total assets	$90,639	$89,236	$86,523

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$32,689	$32,380	$28,957
Savings deposits	2,542	2,433	2,103
Certificates of deposit ($100,000 or more)	2,918	2,879	3,669
Other time deposits	4,089	4,575	5,385

Total interest-bearing	42,238	42,267	40,114
Noninterest-bearing	24,939	23,319	21,435
Deposits in foreign office — interest-bearing	544	407	618

Total deposits	67,721	65,993	62,167
Federal funds purchased and securities sold under repurchase agreements	1,647	1,609	1,716
Bank notes and other short-term borrowings	298	287	362
Derivative liabilities	456	584	763
Accrued expense and other liabilities	1,421	1,387	1,390
Long-term debt	6,666	6,847	7,521
Discontinued liabilities (including $2,139 of consolidated education loan securitization trust VIEs at fair value, see Note 9)(a)	2,169	2,220	2,428

Total liabilities	80,378	78,927	76,347

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839 and 2,904,839 shares	291	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905 and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	4,045	4,126	4,120
Retained earnings	7,214	6,913	6,595
Treasury stock, at cost (104,086,859, 91,201,285 and 71,496,550)	(2,020)	(1,952)	(1,796)
Accumulated other comprehensive income (loss)	(318)	(124)	(72)

Key shareholders’ equity	10,229	10,271	10,155
Noncontrolling interests	32	38	21

Total equity	10,261	10,309	10,176

Total liabilities and equity	$90,639	$89,236	$86,523

(a)	The assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2013	2012	2013	2012

INTEREST INCOME
Loans	$539	$518	$1,087	$1,054
Loans held for sale	5	5	9	10
Securities available for sale	80	105	160	221
Held-to-maturity securities	20	17	38	29
Trading account assets	4	5	10	11
Short-term investments	1	2	3	3
Other investments	8	10	17	18

Total interest income	657	662	1,324	1,346
INTEREST EXPENSE
Deposits	42	71	87	148
Federal funds purchased and securities sold under repurchase agreements	—	1	1	2
Bank notes and other short-term borrowings	2	2	3	4
Long-term debt	32	50	69	101

Total interest expense	76	124	160	255

NET INTEREST INCOME	581	538	1,164	1,091
Provision (credit) for loan and lease losses	28	21	83	63

Net interest income (expense) after provision for loan and lease losses	553	517	1,081	1,028
NONINTEREST INCOME
Trust and investment services income	100	90	195	186
Investment banking and debt placement fees	84	73	163	134
Service charges on deposit accounts	71	70	140	138
Operating lease income and other leasing gains	19	58	42	110
Corporate services income	43	44	88	88
Cards and payments income	42	31	79	60
Corporate-owned life insurance income	31	30	61	60
Consumer mortgage income	6	9	13	18
Net gains (losses) from principal investing	7	24	15	59
Other income (a)	26	28	58	46

Total noninterest income	429	457	854	899
NONINTEREST EXPENSE
Personnel	406	377	797	749
Net occupancy	72	62	136	126
Computer processing	39	43	78	84
Business services and professional fees	37	51	72	88
Equipment	27	27	53	53
Operating lease expense	11	15	23	32
Marketing	11	17	17	30
FDIC assessment	8	8	16	16
Intangible asset amortization on credit cards	7	—	15	—
Other intangible asset amortization	3	1	7	2
Provision (credit) for losses on lending-related commitments	5	6	8	6
OREO expense, net	1	7	4	13
Other expense	84	79	166	173

Total noninterest expense	711	693	1,392	1,372

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	271	281	543	555
Income taxes	72	54	142	127

INCOME (LOSS) FROM CONTINUING OPERATIONS	199	227	401	428
Income (loss) from discontinued operations, net of taxes of $4, $9, $8, and $8 (see Note 11)	5	14	8	13

NET INCOME (LOSS)	204	241	409	441
Less: Net income (loss) attributable to noncontrolling interests	—	5	1	5

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$204	$236	$408	$436

Income (loss) from continuing operations attributable to Key common shareholders	$193	$217	$389	$412
Net income (loss) attributable to Key common shareholders	198	231	397	425

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.23	$.42	$.44
Income (loss) from discontinued operations, net of taxes	.01	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.22	.24	.43	.45

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.23	$.42	$.43
Income (loss) from discontinued operations, net of taxes	.01	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.22	.24	.43	.45

Cash dividends declared per common share	$.055	$.05	$.105	$.08

Weighted-average common shares outstanding (000)	913,736	944,648	917,008	946,995
Weighted-average common shares and potential common shares outstanding (000) (c)	918,628	948,087	922,319	951,029

(a)	For the three months ended June 30, 2013 and 2012, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of stock options and/or Preferred Series A, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
in millions	2013	2012	2013	2012

Net income (loss)	$204	$241	$409	$441
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($74), ($25), ($87) and ($31)	(125)	(42)	(147)	(53)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($18), ($2), ($23) and $5	(31)	(4)	(39)	8
Foreign currency translation adjustments, net of income taxes	(3)	(10)	(14)	(4)
Net pension and postretirement benefit costs, net of income taxes	3	3	6	5

Total other comprehensive income (loss), net of tax	(156)	(53)	(194)	(44)

Comprehensive income (loss)	48	188	215	397
Less: Comprehensive income attributable to noncontrolling interests	—	5	1	5

Comprehensive income (loss) attributable to Key	$48	$183	$214	$392

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

BALANCE AT DECEMBER 31, 2011	2,905	953,008	$291	$1,017	$4,194	$6,246	$(1,815)	$(28)	$17
Net income (loss)						436			5
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($31)								(53)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $5								8
Foreign currency translation adjustments, net of income taxes								(4)
Net pension and postretirement benefit costs, net of income taxes								5
Deferred compensation					8
Cash dividends declared on common shares ($.08 per share)						(76)
Cash dividends declared on Noncumulative Series A Preferred Stock ($3.875 per share)						(11)
Common shares repurchased		(10,468)					(82)
Common shares reissued (returned) for stock options and other employee benefit plans		2,933			(82)		101
Net contribution from (distribution to) noncontrolling interests									(1)

BALANCE AT JUNE 30, 2012	2,905	945,473	$291	$1,017	$4,120	$6,595	$(1,796)	$(72)	$21

BALANCE AT DECEMBER 31, 2012	2,905	925,769	$291	$1,017	$4,126	$6,913	$(1,952)	$(124)	$38
Net income (loss)						408			1
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($87)								(147)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($23)								(39)
Foreign currency translation adjustments, net of income taxes								(14)
Net pension and postretirement benefit costs, net of income taxes								6
Deferred compensation					8
Cash dividends declared on common shares ($.105 per share)						(96)
Cash dividends declared on Noncumulative Series A Preferred Stock ($3.875 per share)						(11)
Common shares repurchased		(17,576)					(177)
Common shares reissued (returned) for stock options and other employee benefit plans		4,690			(89)		109
Net contribution from (distribution to) noncontrolling interests									(7)

BALANCE AT JUNE 30, 2013	2,905	912,883	$291	$1,017	$4,045	$7,214	$(2,020)	$(318)	$32

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
in millions	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$409	$441
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	83	63
Provision (credit) for losses on lending-related commitments	8	6
Provision (credit) for losses on LIHTC guaranteed funds	3	—
Depreciation, amortization and accretion expense, net	93	104
Stock-based compensation expense	19	27
FDIC (payments) net of FDIC expense	297	13
Deferred income taxes (benefit)	36	38
Proceeds from sales of loans held for sale	2,613	2,387
Originations of loans held for sale, net of repayments	(2,316)	(2,236)
Net losses (gains) on sales of loans held for sale	(64)	(54)
Net losses (gains) from principal investing	(15)	(59)
Net losses (gains) and writedown on OREO	4	12
Net losses (gains) on leased equipment	(8)	(63)
Net losses (gains) on sales of fixed assets	8	—
Net decrease (increase) in trading account assets	13	(57)
Other operating activities, net	(237)	(249)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	946	373
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	573	—
Net decrease (increase) in short-term investments	357	1,303
Purchases of securities available for sale	(4,030)	(10)
Proceeds from sales of securities available for sale	27	—
Proceeds from prepayments and maturities of securities available for sale	2,612	2,733
Proceeds from prepayments and maturities of held-to-maturity securities	434	238
Purchases of held-to-maturity securities	(1,253)	(2,481)
Purchases of other investments	(20)	(39)
Proceeds from sales of other investments	11	3
Proceeds from prepayments and maturities of other investments	49	72
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(451)	(373)
Proceeds from sales of portfolio loans	77	135
Purchases of premises and equipment	(34)	60
Proceeds from sales of premises and equipment	8	1
Proceeds from sales of other real estate owned	14	45

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,626)	1,567
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	1,038	211
Net increase (decrease) in short-term borrowings	49	30
Net proceeds from issuance of long-term debt	1,008	29
Payments on long-term debt	(1,033)	(2,019)
Repurchase of Common Shares	(177)	(82)
Net proceeds from issuance of Common Shares	14	1
Cash dividends paid	(107)	(87)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	792	(1,917)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	112	23
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	584	693

CASH AND DUE FROM BANKS AT END OF PERIOD	$696	$716

Additional disclosures relative to cash flows:
Interest paid	$159	$249
Income taxes paid (refunded)	62	26
Noncash items:
Loans transferred to portfolio from held for sale	$2	$39
Loans transferred to held for sale from portfolio	38	65
Loans transferred to other real estate owned	14	21

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

ABO: Accumulated benefit obligation.	LIHTC: Low-income housing tax credit.
AICPA: American Institute of Certified Public Accountants.	LILO: Lease in, lease out transaction.
ALCO: Asset/Liability Management Committee.	Moody’s: Moody’s Investor Services, Inc.
ALLL: Allowance for loan and lease losses.	N/A: Not applicable.
A/LM: Asset/liability management.	NASDAQ: The NASDAQ Stock Market LLC.
AOCI: Accumulated other comprehensive income (loss).	N/M: Not meaningful.
APBO: Accumulated postretirement benefit obligation.	NOW: Negotiable Order of Withdrawal.
Austin: Austin Capital Management, Ltd.	NPR: Notice of proposed rulemaking.
BHCA: Bank Holding Company Act of 1956, as amended.	NYSE: New York Stock Exchange.
BHCs: Bank holding companies.	OCC: Office of the Comptroller of the Currency.
CCAR: Comprehensive Capital Analysis and Review.	OCI: Other comprehensive income (loss).
CFPB: Bureau of Consumer Financial Protection.	OFR: Office of Financial Research of the U.S. Department of
CFTC: Commodities Futures Trading Commission.	Treasury.
CMO: Collateralized mortgage obligation.	OREO: Other real estate owned.
Common Shares: Common Shares, $1 par value.	OTTI: Other-than-temporary impairment.
CPP: Capital Purchase Program of the U.S. Treasury.	QSPE: Qualifying special purpose entity.
DIF: Deposit Insurance Fund of the FDIC.	PBO: Projected benefit obligation.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	PCCR: Purchased credit card relationship.
Consumer Protection Act of 2010.	PCI: Purchased credit impaired.
ERISA: Employee Retirement Income Security Act of 1974.	S&P: Standard and Poor’s Ratings Services, a Division of The
ERM: Enterprise risk management.	McGraw-Hill Companies, Inc.
EVE: Economic value of equity.	SCAP: Supervisory Capital Assessment Program administered
FASB: Financial Accounting Standards Board.	by the Federal Reserve.
FDIA: Federal Deposit Insurance Act, as amended.	SEC: U.S. Securities & Exchange Commission.
FDIC: Federal Deposit Insurance Corporation.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
Federal Reserve: Board of Governors of the Federal Reserve	Perpetual Convertible Preferred Stock, Series A.
System.	SIFIs: Systemically important financial companies, including
FHFA: Federal Housing Finance Agency.	BHCs with total consolidated assets of at least $50 billion
FHLMC: Federal Home Loan Mortgage Corporation.	and nonbank financial companies designated by FSOC for
FINRA: Financial Industry Regulatory Authority.	supervision by the Federal Reserve.
FNMA: Federal National Mortgage Association.	SILO: Sale in, lease out transaction.
FOMC: Federal Open Market Committee of the Federal Reserve	SPE: Special purpose entity.
Board.	TDR: Troubled debt restructuring.
FSOC: Financial Stability Oversight Council.	TE: Taxable equivalent.
FVA: Fair value of pension plan assets.	U.S. Treasury: United States Department of the Treasury.
GAAP: U.S. generally accepted accounting principles.	VaR: Value at risk.
GNMA: Government National Mortgage Association.	VEBA: Voluntary Employee Beneficiary Association.
HUD: U.S. Department of Housing and Urban Development.	Victory: Victory Capital Management and/or
IRS: Internal Revenue Service.	Victory Capital Advisors.
ISDA: International Swaps and Derivatives Association.	VIE: Variable interest entity.
KAHC: Key Affordable Housing Corporation.	XBRL: eXtensible Business Reporting Language.
LIBOR: London Interbank Offered Rate.

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

Reporting of amounts reclassified out of AOCI. In February 2013, the FASB issued new accounting guidance that requires reclassifications of amounts out of AOCI to be reported in a new format. It does not require the reporting of any information that is not currently required to be disclosed under existing GAAP. This accounting guidance was effective prospectively for reporting periods beginning after December 15, 2012 (effective January 1, 2013, for us). The disclosures required by this accounting guidance are provided in Note 16 (“Accumulated Other Comprehensive Income”).

Accounting Guidance Pending Adoption at June 30, 2013

Benchmark interest rate. In July 2013, the FASB issued new accounting guidance allowing entities to designate the Federal Funds Effective Swap Rate (which is the Overnight Index Swap rate, or OIS rate, in the U.S.) as a benchmark interest rate, in addition to U.S. Treasury and LIBOR rates, for hedge accounting purposes. This new accounting guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 (effective July 17, 2013, for us). Note 7 (“Derivatives and Hedging Activities”) provides information regarding our use of derivatives and hedge accounting.

Presentation of unrecognized tax benefits. In July 2013, the FASB issued new accounting guidance that requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. This accounting guidance will be applied prospectively to unrecognized tax benefits that exist at the effective date. It will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (effective January 1, 2014, for us). Early adoption and/or retrospective application are permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Investment companies. In June 2013, the FASB issued new accounting guidance that modifies the criteria used in defining an investment company. It also sets forth certain measurement and disclosure requirements for an investment company. This accounting guidance will be effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013 (effective January 1, 2014, for us). Early application is prohibited. We are currently evaluating the impact this accounting guidance may have on our financial condition or results of operations.

Liquidation basis of accounting. In April 2013, the FASB issued new accounting guidance that specifies when and how an entity should prepare its financial statements using the liquidation basis of accounting when liquidation is imminent as defined in the guidance and describes the related disclosures that should be made. This new accounting guidance will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein (effective January 1, 2014, for us). Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

2. Earnings Per Common Share

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2013	2012	2013	2012

EARNINGS
Income (loss) from continuing operations	$199	$227	$401	$428
Less: Net income (loss) attributable to noncontrolling interests	—	5	1	5

Income (loss) from continuing operations attributable to Key	199	222	400	423
Less: Dividends on Series A Preferred Stock	6	5	11	11

Income (loss) from continuing operations attributable to Key common shareholders	193	217	389	412
Income (loss) from discontinued operations, net of taxes (a)	5	14	8	13

Net income (loss) attributable to Key common shareholders	$198	$231	$397	$425

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	913,736	944,648	917,008	946,995
Effect of dilutive convertible preferred stock, common share options and other stock awards (000)	4,892	3,439	5,311	4,034

Weighted-average common shares and potential common shares outstanding (000)	918,628	948,087	922,319	951,029

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.23	$.42	$.44
Income (loss) from discontinued operations, net of taxes (a)	.01	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.22	.24	.43	.45

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.21	$.23	$.42	$.43
Income (loss) from discontinued operations, net of taxes (a)	.01	.01	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.22	.24	.43	.45

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations see Note 11. (“Acquisitions and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	June 30, 2013	December 31, 2012	June 30, 2012

Commercial, financial and agricultural (a)	$23,715	$23,242	$20,916
Commercial real estate:
Commercial mortgage	7,474	7,720	7,409
Construction	1,060	1,003	1,172

Total commercial real estate loans	8,534	8,723	8,581
Commercial lease financing	4,774	4,915	5,106

Total commercial loans	37,023	36,880	34,603
Residential — prime loans:
Real estate — residential mortgage	2,176	2,174	2,016
Home equity:
Key Community Bank	10,173	9,816	9,601
Other	375	423	479

Total home equity loans	10,548	10,239	10,080

Total residential — prime loans	12,724	12,413	12,096
Consumer other — Key Community Bank	1,424	1,349	1,263
Credit cards	701	729	—
Consumer other:
Marine	1,160	1,358	1,542
Other	69	93	101

Total consumer other	1,229	1,451	1,643

Total consumer loans	16,078	15,942	15,002

Total loans (b) (c)	$53,101	$52,822	$49,605

(a)	June 30, 2013 and December 31, 2012 loan balances include $96 million and $90 million of commercial credit card balances, respectively.

(b)	Excluded at June 30, 2013, December 31, 2012, and June 30, 2012, are loans in the amount of $5.0 billion, $5.2 billion and $5.5 billion, respectively, related to the discontinued operations of the education lending business.

(c)	June 30, 2013 loan balance includes purchased loans of $187 million of which $19 million were PCI loans. December 31, 2012 loan balance includes purchased loans of $217 million of which $23 million were PCI loans.

Our loans held for sale are summarized as follows:

in millions	June 30, 2013	December 31, 2012	June 30, 2012

Commercial, financial and agricultural	$22	$29	$18
Real estate — commercial mortgage	318	477	523
Real estate — construction	—	—	12
Commercial lease financing	14	8	13
Real estate — residential mortgage	48	85	90

Total loans held for sale	$402	$599	$656

Our quarterly summary of changes in loans held for sale as follows:

in millions	June 30, 2013	December 31, 2012	June 30, 2012

Balance at beginning of the period	$434	$628	$511
New originations	1,241	1,686	1,308
Transfers from held to maturity, net	17	38	7
Loan sales	(1,292)	(1,747)	(1,165)
Loan draws (payments), net	—	(4)	(4)
Transfers to OREO / valuation adjustments	2	(2)	(1)

Balance at end of period	$402	$599	$656

4.  Asset Quality

We manage our exposure to credit risk by closely monitoring loan performance trends and general economic conditions. An indicator of potential credit losses is the level of nonperforming assets and past due loans.

Our nonperforming assets and past due loans were as follows:

in millions	June 30, 2013	December 31, 2012	June 30, 2012

Total nonperforming loans (a), (b)	$652	$674	$657
Nonperforming loans held for sale	14	25	38
OREO	18	22	28
Other nonperforming assets	9	14	28

Total nonperforming assets	$693	$735	$751

Nonperforming assets from discontinued operations - education lending (c)	$19	$20	$18

Restructured loans included in nonperforming loans (a)	$195	$249	$163
Restructured loans with an allocated specific allowance (d)	65	114	71
Specifically allocated allowance for restructured loans (e)	30	33	34

Accruing loans past due 90 days or more	$80	$78	$131
Accruing loans past due 30 through 89 days	251	424	362

(a)	December 31, 2012 loan balance includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed, as addressed in updated regulatory guidance issued in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

(b)	June 30, 2013 and December 31, 2012, loan balance exclude $19 million and $23 million of PCI loans, respectively.

(c)	Includes approximately $8 million and $3 million of restructured loans at June 30, 2013 and December 31, 2012, respectively. There were no additional restructured loans at June 30, 2012. See Note 11 (“Acquisitions and Discontinued Operations”) for further discussion.

(d)	Included in individually impaired loans allocated a specific allowance.

(e)	Included in allowance for individually evaluated impaired loans.

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

At June 30, 2013, the outstanding unpaid principal balance and carrying value of all PCI loans was $27 million and $19 million, respectively. Changes in the accretable yield during 2013 included accretion of $1 million and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at June 30, 2013.

At June 30, 2013, the approximate carrying amount of our commercial nonperforming loans outstanding represented 63% of their original contractual amount, total nonperforming loans outstanding represented 76% of their original contractual amount owed, and nonperforming assets in total were carried at 74% of their original contractual amount.

At June 30, 2013, our twenty largest nonperforming loans totaled $191 million, representing 29% of total loans on nonperforming status from continuing operations. At June 30, 2012, the twenty largest nonperforming loans totaled $220 million, representing 33% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $13 million for the six months ended June 30, 2013, and $25 million for the year ended December 31, 2012.

The following tables set forth a further breakdown of individually impaired loans as of June 30, 2013, December 31, 2012 and June 30, 2012:

June 30, 2013 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment

With no related allowance recorded:
Commercial, financial and agricultural	$89		$140		—	$91
Commercial real estate:
Commercial mortgage	88		138		—	88
Construction	50		157		—	49

Total commercial real estate loans	138		295		—	137

Total commercial loans with no related allowance recorded	227		435		—	228

Real estate — residential mortgage	16		16		—	16

Home equity:
Key Community Bank	69		69		—	66
Other	2		2		—	2

Total home equity loans	71		71		—	68
Consumer other:
Marine	3		3		—	3

Total consumer other	3		3		—	3

Total consumer loans	90		90		—	87

Total loans with no related allowance recorded	317		525		—	315

With an allowance recorded:
Commercial, financial and agricultural	22		31		$6	18
Commercial real estate:
Commercial mortgage	5		6		2	7
Construction	2		12		—	1

Total commercial real estate loans	7		18		2	8

Total commercial loans with an allowance recorded	29		49		8	26

Real estate — residential mortgage	20		20		5	19

Home equity:
Key Community Bank	30		30		9	28
Other	10		10		1	10

Total home equity loans	40		40		10	38

Consumer other — Key Community Bank	3		3		1	3
Credit cards	4		4		—	4
Consumer other:
Marine	50		50		10	49
Other	1		1		—	1

Total consumer other	51		51		10	50

Total consumer loans	118		118		26	114

Total loans with an allowance recorded	147		167		34	140

Total	$464		$692		$34	$455

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer's legal obligation to us.

December 31, 2012 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment

With no related allowance recorded:
Commercial, financial and agricultural	$32		$64		—	$60
Commercial real estate:
Commercial mortgage	89		142		—	95
Construction	48		182		—	39

Total commercial real estate loans	137		324		—	134

Total commercial loans with no related allowance recorded	169		388		—	194

Real estate — residential mortgage	21		21		—	10

Home equity:
Key Community Bank	65		65		—	33
Other	3		3		—	1

Total home equity loans	68		68		—	34

Total consumer loans	89		89		—	44

Total loans with no related allowance recorded	258		477		—	238

With an allowance recorded:
Commercial, financial and agricultural	33		42		$12	48
Commercial real estate:
Commercial mortgage	7		7		1	51
Construction	—		—		—	6

Total commercial real estate loans	7		7		1	57

Total commercial loans with an allowance recorded	40		49		13	105

Real estate — residential mortgage	17		17		1	8

Home equity:
Key Community Bank	22		22		11	11
Other	9		9		1	5

Total home equity loans	31		31		12	16

Consumer other — Key Community Bank	2		2		2	1
Credit cards	2		2		—	1
Consumer other:
Marine	60		60		7	30
Other	1		1		—	1

Total consumer other	61		61		7	31

Total consumer loans	113		113		22	57

Total loans with an allowance recorded	153		162		35	162

Total	$411		$639		$35	$400

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

June 30, 2012 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment

With no related allowance recorded:
Commercial, financial and agricultural	$59		$142		—	$68
Commercial real estate:
Commercial mortgage	112		199		—	113
Construction	51		204		—	49

Total commercial real estate loans	163		403		—	162

Total commercial loans with no related allowance recorded	222		545		—	230

Real estate — residential mortgage	1		1		—	1

Home equity:
Key Community Bank	—		—		—	—
Other	—		—		—	—

Total home equity loans	—		—		—	—

Consumer other — Key Community Bank	—		—		—	—
Credit cards	—		—		—	—
Consumer other:
Marine	—		—		—	—
Other	—		—		—	—

Total consumer other	—		—		—	—

Total consumer loans	1		1		—	1

Total loans with no related allowance recorded	223		546		—	231

With an allowance recorded:
Commercial, financial and agricultural	43		53		$12	46
Commercial real estate:
Commercial mortgage	56		98		15	63
Construction	4		4		3	4

Total commercial real estate loans	60		102		18	67
Commercial lease financing	—		—		—	—

Total commercial loans with an allowance recorded	103		155		30	113

Real estate — residential mortgage	16		17		2	8

Home equity:
Key Community Bank	11		11		3	6
Other	6		6		1	3

Total home equity loans	17		17		4	9

Consumer other — Key Community Bank	2		2		1	1
Credit cards	—		—		—	—
Consumer other:
Marine	50		50		11	25
Other	—		—		—	—

Total consumer other	50		50		11	25

Total consumer loans	85		86		18	43

Total loans with an allowance recorded	188		241		48	156

Total	$411		$787		$48	$387

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer's legal obligation to us.

For the three months ended June 30, 2013, and 2012, interest income recognized on the outstanding balances of accruing impaired loans totaled $1 million and $2 million, respectively.

At June 30, 2013, aggregate restructured loans (accrual, nonaccrual and held-for-sale loans) totaled $311 million, compared to $320 million at December 31, 2012, and $274 million at June 30, 2012. We added $72 million in restructured loans during the first six months of 2013, which were offset by $81 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of June 30, 2013, follows:

June 30, 2013 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	43	$53	$24
Commercial real estate:
Real estate — commercial mortgage	15	58	21
Real estate — construction	6	19	5

Total commercial real estate loans	21	77	26

Total commercial loans	64	130	50
Real estate — residential mortgage	381	23	23
Home equity:
Key Community Bank	1,683	89	87
Other	262	8	8

Total home equity loans	1,945	97	95
Consumer other — Key Community Bank	54	2	2
Credit cards	506	3	3
Consumer other:
Marine	360	41	21
Other	48	2	1

Total consumer other	408	43	22

Total consumer loans	3,294	168	145

Total nonperforming TDRs	3,358	298	195

Prior-year accruing (a)
Commercial, financial and agricultural	87	10	5
Commercial real estate:
Real estate — commercial mortgage	4	22	15
Real estate — construction	1	23	32

Total commercial real estate loans	5	45	47

Total commercial loans	92	55	52
Real estate — residential mortgage	118	12	12
Home equity:
Key Community Bank	134	14	14
Other	178	5	5

Total home equity loans	312	19	19
Consumer other — Key Community Bank	26	1	1
Credit cards	309	2	2
Consumer other:
Marine	243	29	28
Other	49	2	2

Total consumer other	292	31	30

Total consumer loans	1,057	65	64

Total prior-year accruing TDRs	1,149	120	116

Total TDRs	4,507	$418	$311

(a)	All TDRs that were restructured prior to January 1, 2013, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2012, follows:

December 31, 2012 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	82	$76	$39
Commercial real estate:
Real estate — commercial mortgage	15	62	25
Real estate — construction	8	53	33

Total commercial real estate loans	23	115	58

Total commercial loans	105	191	97
Real estate — residential mortgage	372	28	28
Home equity:
Key Community Bank	1,577	87	82
Other	322	9	8

Total home equity loans	1,899	96	90
Consumer other — Key Community Bank	28	1	1
Credit cards	405	3	3
Consumer other:
Marine	251	30	29
Other	34	1	1

Total consumer other	285	31	30

Total consumer loans	2,989	159	152

Total nonperforming TDRs	3,094	350	249

Prior-year accruing (a)
Commercial, financial and agricultural	122	12	6
Commercial real estate:
Real estate — commercial mortgage	4	22	15

Total commercial real estate loans	4	22	15

Total commercial loans	126	34	21
Real estate — residential mortgage	101	10	10
Home equity:
Key Community Bank	76	5	5
Other	84	3	3

Total home equity loans	160	8	8
Consumer other — Key Community Bank	16	—	—
Consumer other:
Marine	117	31	31
Other	43	1	1

Total consumer other	160	32	32

Total consumer loans	437	50	50

Total prior-year accruing TDRs	563	84	71

Total TDRs	3,657	$434	$320

(a)	All TDRs that were restructured prior to January 1, 2012, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of June 30, 2012, follows:

June 30, 2012 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	95	$108	$59
Commercial real estate:
Real estate — commercial mortgage	16	47	31
Real estate — construction	11	60	43

Total commercial real estate loans	27	107	74

Total commercial loans	122	215	133
Real estate — residential mortgage	56	7	7
Home equity:
Key Community Bank	50	4	4
Other	74	2	1

Total home equity loans	124	6	5
Consumer other — Key Community Bank	11	1	1
Consumer other:
Marine	139	17	17
Other	11	1	—

Total consumer other	150	18	17

Total consumer loans	341	32	30

Total nonperforming TDRs	463	247	163

Prior-year accruing (a)
Commercial, financial and agricultural	115	8	6
Commercial real estate:
Real estate — commercial mortgage	7	71	48
Real estate — construction	1	15	1

Total commercial real estate loans	8	86	49

Total commercial loans	123	94	55
Real estate — residential mortgage	111	11	11
Home equity:
Key Community Bank	88	7	7
Other	101	3	3

Total home equity loans	189	10	10
Consumer other — Key Community Bank	20	1	—
Consumer other:
Marine	135	34	33
Other	53	2	2

Total consumer other	188	36	35

Total consumer loans	508	58	56

Total prior-year accruing TDRs	631	152	111

Total TDRs	1,094	$399	$274

(a)	All TDRs that were restructured prior to January 1, 2012, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. There were 127 consumer loan TDRs with a combined recorded investment of $5 million that have experienced payment defaults during the three months ended June 30, 2013 compared to 240 consumer TDRs with a combined recorded investment of $14 million during the three months ended March 31, 2013 from modifications resulting in TDR status during 2012. There were no significant payment defaults during the first six months of 2013 arising from commercial loans that were designated as TDRs during 2012.

Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our client’s financial needs. Our concession types are primarily interest rate reductions, forgiveness of principal and other modifications. Other loan term modifications for consumer TDRs include concessions made due to updated regulatory guidance issued in the third quarter of 2012.

The following table shows the concession types for our commercial and consumer accruing and nonaccruing TDRs and other selected financial data.

dollars in millions	June 30, 2013	December 31, 2012	June 30, 2012

Commercial loans:
Interest rate reduction	$88	$104	$155
Forgiveness of principal	6	7	13
Other modification of loan terms	8	7	20

Total	$102	$118	$188

Consumer loans:
Interest rate reduction	$104	$122	$81
Forgiveness of principal	5	6	5
Other modification of loan terms	100	74	—

Total	$209	$202	$86

Total commercial and consumer TDRs (a)	$311	$320	$274
Total loans	53,101	52,822	49,605

(a)	Commitments outstanding to lend additional funds to borrowers whose terms have been modified in TDRs are $25 million, $32 million, and $45 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

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

At June 30, 2013, approximately $52.1 billion, or 98.1%, of our total loans are current. At June 30, 2013, total past due loans and nonperforming loans of $983 million represent approximately 1.9% of total loans.

The following aging analysis as of June 30, 2013, December 31, 2012, and June 30, 2012, of past due and current loans provides further information regarding Key's credit exposure.

June 30, 2013 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans

LOAN TYPE
Commercial, financial and agricultural	$23,512	$37	$9	$11	$146	$203	—	$23,715
Commercial real estate:
Commercial mortgage	7,307	16	5	38	106	165	$2	7,474
Construction	1,031	3	—	—	26	29	—	1,060

Total commercial real estate loans	8,338	19	5	38	132	194	2	8,534
Commercial lease financing	4,734	14	7	5	14	40	—	4,774

Total commercial loans	$36,584	$70	$21	$54	$292	$437	$2	$37,023

Real estate — residential mortgage	$2,037	$20	$7	$3	$94	$124	$15	$2,176
Home equity:
Key Community Bank	9,877	51	25	13	205	294	2	10,173
Other	347	7	3	2	16	28	—	375

Total home equity loans	10,224	58	28	15	221	322	2	10,548
Consumer other — Key Community Bank	1,403	9	3	6	3	21	—	1,424
Credit cards	680	6	4	—	11	21	—	701
Consumer other:
Marine	1,106	18	5	1	30	54	—	1,160
Other	65	2	—	1	1	4	—	69

Total consumer other	1,171	20	5	2	31	58	—	1,229

Total consumer loans	$15,515	$113	$47	$26	$360	$546	$17	$16,078

Total loans	$52,099	$183	$68	$80	$652	$983	$19	$53,101

December 31, 2012 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans (a)	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans

LOAN TYPE
Commercial, financial and agricultural	$23,030	$56	$34	$22	$99	$211	$1	$23,242
Commercial real estate:
Commercial mortgage	7,556	21	11	9	120	161	3	7,720
Construction	943	1	2	1	56	60	—	1,003

Total commercial real estate loans	8,499	22	13	10	176	221	3	8,723
Commercial lease financing	4,772	88	31	8	16	143	—	4,915

Total commercial loans	$36,301	$166	$78	$40	$291	$575	$4	$36,880

Real estate — residential mortgage	$2,023	$16	$10	$6	$103	$135	$16	$2,174
Home equity:
Key Community Bank	9,506	54	26	17	210	307	3	9,816
Other	387	9	4	2	21	36	—	423

Total home equity loans	9,893	63	30	19	231	343	3	10,239
Consumer other — Key Community Bank	1,325	9	5	8	2	24	—	1,349
Credit cards	706	7	5	—	11	23	—	729
Consumer other:
Marine	1,288	23	9	4	34	70	—	1,358
Other	87	2	1	1	2	6	—	93

Total consumer other	1,375	25	10	5	36	76	—	1,451

Total consumer loans	$15,322	$120	$60	$38	$383	$601	$19	$15,942

Total loans	$51,623	$286	$138	$78	$674	$1,176	$23	$52,822

(a)	Includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in updated regulatory guidance issued in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

June 30, 2012 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Total Loans

LOAN TYPE
Commercial, financial and agricultural	$20,678	$60	$13	$24	$141	$238	$20,916
Commercial real estate:
Commercial mortgage	7,182	15	16	24	172	227	7,409
Construction	1,033	12	24	35	68	139	1,172

Total commercial real estate loans	8,215	27	40	59	240	366	8,581
Commercial lease financing	5,051	22	8	7	18	55	5,106

Total commercial loans	$33,944	$109	$61	$90	$399	$659	$34,603

Real estate — residential mortgage	$1,895	$24	$10	$9	$78	$121	$2,016
Home equity:
Key Community Bank	9,361	56	26	17	141	240	9,601
Other	445	10	4	3	17	34	479

Total home equity loans	9,806	66	30	20	158	274	10,080
Consumer other — Key Community Bank	1,237	13	4	7	2	26	1,263
Consumer other:
Marine	1,478	31	10	4	19	64	1,542
Other	95	2	2	1	1	6	101

Total consumer other	1,573	33	12	5	20	70	1,643

Total consumer loans	$14,511	$136	$56	$41	$258	$491	$15,002

Total loans	$48,455	$245	$117	$131	$657	$1,150	$49,605

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $19 million of PCI loans at June 30, 2013, based on bond rating, regulatory classification and payment activity as of June 30, 2013, and 2012 are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

June 30, in millions

	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b) (c)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

AAA — AA	$275	$165	$1	—	$1	$1	$485	$605	$762	$771
A	618	680	74	$64	1	1	1,011	992	1,704	1,737
BBB — BB	21,355	18,182	6,600	5,925	871	791	3,046	3,179	31,872	28,077
B	560	868	364	553	23	58	145	197	1,092	1,676
CCC — C	907	1,021	433	867	164	321	87	133	1,591	2,342

Total	$23,715	$20,916	$7,472	$7,409	$1,060	$1,172	$4,774	$5,106	$37,021	$34,603

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.

(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a) (b)

June 30, in millions

	Residential — Prime
GRADE	2013	2012

Pass	$12,374	$11,831
Substandard	333	265

Total	$12,707	$12,096

Credit Risk Profile Based on Payment Activity (a) (b)

June 30,	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
in millions	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Performing	$1,421	$1,261	$690	—	$1,130	$1,523	$68	$100	$3,309	$2,884
Nonperforming	3	2	11	—	30	19	1	1	45	22

Total	$1,424	$1,263	$701	—	$1,160	$1,542	$69	$101	$3,354	$2,906

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans. Beginning in the second quarter of 2012, any second lien home equity loan with an associated first lien that is 120 days or more past due or in foreclosure or for which the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan in accordance with regulatory guidance issued in January 2012.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at June 30, 2013, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

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

At June 30, 2013, the ALLL was $876 million, or 1.65% of loans, compared to $888 million, or 1.79% of loans, at June 30, 2012. At June 30, 2013, the ALLL was 134.36% of nonperforming loans, compared to 135.16% at June 30, 2012.

A summary of the allowance for loan and lease losses for the periods indicated is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
in millions	2013	2012	2013	2012

Balance at beginning of period — continuing operations	$893	$944	$888	$1,004
Charge-offs	(74)	(131)	(164)	(263)
Recoveries	29	54	70	85

Net loans and leases charged off	(45)	(77)	(94)	(178)
Provision for loan and lease losses from continuing operations	28	21	83	63
Foreign currency translation adjustment	—	—	(1)	(1)

Balance at end of period — continuing operations	$876	$888	$876	$888

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2012	Provision		Charge-offs	Recoveries	June 30, 2013

Commercial, financial and agricultural	$327	$35		$(29)	$19	$352
Real estate — commercial mortgage	198	(10)		(16)	10	182
Real estate — construction	41	(13)		(2)	8	34
Commercial lease financing	55	6		(8)	8	61

Total commercial loans	621	18		(55)	45	629
Real estate — residential mortgage	30	13		(10)	—	33
Home equity:
Key Community Bank	105	19		(36)	6	94
Other	25	—		(12)	3	16

Total home equity loans	130	19		(48)	9	110
Consumer other — Key Community Bank	38	7		(16)	4	33
Credit cards	26	21		(16)	2	33
Consumer other:
Marine	39	4		(17)	9	35
Other	4	—		(2)	1	3

Total consumer other:	43	4		(19)	10	38

Total consumer loans	267	64		(109)	25	247

Total ALLL — continuing operations	888	82	(a)	(164)	70	876
Discontinued operations	55	5		(28)	9	41

Total ALLL — including discontinued operations	$943	$87		$(192)	$79	$917

(a)	Includes $1 million of foreign currency translation adjustment.

in millions	December 31, 2011	Provision		Charge-offs	Recoveries	June 30, 2012

Commercial, financial and agricultural	$334	$(12)		$(49)	$31	$304
Real estate — commercial mortgage	272	8		(46)	16	250
Real estate — construction	63	6		(16)	2	55
Commercial lease financing	78	—		(20)	10	68

Total commercial loans	747	2		(131)	59	677
Real estate — residential mortgage	37	—		(13)	2	26
Home equity:
Key Community Bank	103	21		(48)	4	80
Other	29	9		(17)	3	24

Total home equity loans	132	30		(65)	7	104
Consumer other — Key Community Bank	41	10		(20)	3	34
Consumer other:
Marine	46	15		(30)	13	44
Other	1	5		(4)	1	3

Total consumer other:	47	20		(34)	14	47

Total consumer loans	257	60		(132)	26	211

Total ALLL — continuing operations	1,004	62	(a)	(263)	85	888
Discontinued operations	104	6		(39)	8	79

Total ALLL — including discontinued operations	$1,108	$68		$(302)	$93	$967

(a)	Includes $1 million of foreign currency translation adjustment.

Our ALLL decreased by $12 million, or 1%, since the second quarter of 2012. This contraction was associated with the improvement in credit quality of our loan portfolios, which has trended more favorably over the past four quarters. The quality of new loan originations and decreasing NPLs and net charge-offs has resulted in a reduction in our general allowance. Our general allowance encompasses the application of expected loss rates to our existing loans with similar risk characteristics, an assessment of factors such as changes in economic conditions and changes in credit policies or underwriting standards. Our delinquency trends showed continued improvement during 2012 and into 2013. We attribute this improvement to a moderate level of loan growth, more favorable conditions in the capital markets, improvement in client income statements, and continued run off in our exit loan portfolio.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $464 million, with a corresponding allowance of $34 million at June 30, 2013. Loans outstanding collectively evaluated for impairment totaled $52.6 billion, with a corresponding allowance of $842 million at June 30, 2013. At June 30, 2013, PCI loans evaluated for impairment totaled $19 million, with a corresponding allowance of less than $1 million. There was no provision for loan and lease losses on these PCI loans during the quarter ended June 30, 2013.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2013, follows:

	Allowance			Outstanding
June 30, 2013 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

Commercial, financial and agricultural	$6	$346	—	$23,715		$111	$23,604	—
Commercial real estate:
Commercial mortgage	2	180	—	7,474		93	7,379	$2

Construction	—	34	—	1,060		52	1,008	—

Total commercial real estate loans	2	214	—	8,534		145	8,387	2
Commercial lease financing	—	61	—	4,774		—	4,774	—

Total commercial loans	8	621	—	37,023		256	36,765	2
Real estate — residential mortgage	5	28	—	2,176		35	2,126	15
Home equity:
Key Community Bank	9	85	—	10,173		99	10,072	2
Other	1	15	—	375		13	362	—

Total home equity loans	10	100	—	10,548		112	10,434	2
Consumer other — Key Community Bank	—	33	—	1,424		3	1,421	—
Credit cards	—	33	—	701		4	697	—
Consumer other:
Marine	10	25	—	1,160		53	1,107	—
Other	1	2	—	69		1	68	—

Total consumer other	11	27	—	1,229		54	1,175	—

Total consumer loans	26	221	—	16,078		208	15,853	17

Total ALLL — continuing operations	34	842	—	53,101		464	52,618	19
Discontinued operations	2	39	—	4,992	(a)	8	4,984	—

Total ALLL — including discontinued operations	$36	$881	—	$58,093		$472	$57,602	$19

(a)	Amount includes $2.5 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2012, follows:

	Allowance			Outstanding
December 31, 2012 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

Commercial, financial and agricultural	$12	$314	—	$23,242		$65	$23,176	$1
Commercial real estate:
Commercial mortgage	1	198	—	7,720		96	7,621	3

Construction	—	41	—	1,003		48	955	—

Total commercial real estate loans	1	239	—	8,723		144	8,576	3
Commercial lease financing	—	55	—	4,915		—	4,915	—

Total commercial loans	13	608	—	36,880		209	36,667	4
Real estate — residential mortgage	1	29	$1	2,174		38	2,120	16
Home equity:
Key Community Bank	11	94	—	9,816		87	9,726	3
Other	1	24	—	423		12	411	—

Total home equity loans	12	118	—	10,239		99	10,137	3
Consumer other — Key Community Bank	2	36	—	1,349		2	1,347	—
Credit cards	—	26	—	729		2	727	—
Consumer other:
Marine	7	32	—	1,358		60	1,298	—
Other	—	3	—	93		1	92	—

Total consumer other	7	35	—	1,451		61	1,390	—

Total consumer loans	22	244	1	15,942		202	15,721	19

Total ALLL — continuing operations	35	852	1	52,822		411	52,388	23
Discontinued operations	—	55	—	5,201	(a)	3	5,198	—

Total ALLL — including discontinued operations	$35	$907	$1	$58,023		$414	$57,586	$23

(a)	Amount includes $2.5 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2012, follows:

	Allowance(a)		Outstanding(a)
June 30, 2012 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Commercial, financial and agricultural	$12	$292	$20,916		$102	$20,814
Commercial real estate:
Commercial mortgage	15	235	7,409		168	7,241
Construction	3	52	1,172		55	1,117

Total commercial real estate loans	18	287	8,581		223	8,358
Commercial lease financing	—	68	5,106		—	5,106

Total commercial loans	30	647	34,603		325	34,278
Real estate — residential mortgage	2	24	2,016		17	1,999
Home equity:
Key Community Bank	3	77	9,601		11	9,590
Other	1	23	479		6	473

Total home equity loans	4	100	10,080		17	10,063
Consumer other — Key Community Bank	1	33	1,263		2	1,261
Consumer other:
Marine	11	33	1,542		50	1,492
Other	—	3	101		—	101

Total consumer other	11	36	1,643		50	1,593

Total consumer loans	18	193	15,002		86	14,916

Total ALLL — continuing operations	48	840	49,605		411	49,194
Discontinued operations	—	79	5,483	(b)	—	5,483

Total ALLL — including discontinued operations	$48	$919	$55,088		$411	$54,677

(a)	There were no PCI loans at June 30, 2012.

(b)	Amount includes $2.8 billion of loans carried at fair value that are excluded from ALLL considerations.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has decreased by $14 million since the second quarter of 2012 to $37 million at June 30, 2013. When combined with our ALLL, our total allowance for credit losses represented 1.72% of loans at June 30, 2013, compared to 1.89% at June 30, 2012.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2013	2012	2013	2012

Balance at beginning of period	$32	$45	$29	$45
Provision (credit) for losses on lending-related commitments	5	6	8	6

Balance at end of period	$37	$51	$37	$51

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

Qualitative Disclosures of Valuation Techniques

Loans. Most loans recorded as trading account assets are valued based on market spreads for similar assets since they are actively traded. Therefore, these loans are classified as Level 2 because the fair value recorded is based on observable market data for similar assets.

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

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of our indirect investments and related unfunded commitments at June 30, 2013:

June 30, 2013 in millions	Fair Value	Unfunded Commitments

INVESTMENT TYPE
Passive funds (a)	$14	$1
Co-managed funds (b)	18	—

Total	$32	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to seven years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of two to five years.

Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors).

Each investment is adjusted to fair value with any net realized or unrealized gain/loss recorded in the current period’s earnings. This process is a coordinated and documented effort by the Principal Investing Entities Deal Team (comprised of individuals from one of the independent investment managers who oversee these instruments), members of the Key Principal Partners (“KPP”) finance and accounting staff, a member of Key’s senior management team, and the Investment Committee (comprised of individuals from Key and one of the independent investment managers). This process involves an in-depth review of the condition of each investment depending on the type of investment.

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

The fair value of our indirect investments and related unfunded commitments at June 30, 2013, was $426 million and $84 million, respectively. Our indirect investments consist of buyout, venture capital, and fund of funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to nine years.

Derivatives. Exchange-traded derivatives are valued using quoted prices and, therefore, are classified as Level 1 instruments. However, only a few types of derivatives are exchange-traded. The majority of our derivative positions are valued using internally developed models based on market convention that use observable market inputs, such as interest rate curves, yield curves, LIBOR and Overnight Index Swap (OIS) discount rates and curves, index pricing curves, foreign currency curves, and volatility surfaces (a three-dimensional graph of implied volatility against strike price and maturity). These derivative contracts, which are classified as Level 2 instruments, include interest rate swaps, certain options, cross currency swaps, and credit default swaps.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at June 30, 2013, December 31, 2012 and June 30, 2012.

June 30, 2013 in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$334	—	$334
Trading account assets:
U.S. Treasury, agencies and corporations	—	375	—	375
States and political subdivisions	—	28	—	28
Collateralized mortgage obligations	—	38	—	38
Other mortgage-backed securities	—	67	—	67
Other securities	$3	71	—	74

Total trading account securities	3	579	—	582
Commercial loans	—	10	—	10

Total trading account assets	3	589	—	592
Securities available for sale:
States and political subdivisions	—	44	—	44
Collateralized mortgage obligations	—	12,603	—	12,603
Other mortgage-backed securities	—	584	—	584
Other securities	22	—	—	22

Total securities available for sale	22	13,231	—	13,253
Other investments:
Principal investments:
Direct	—	—	$186	186
Indirect	—	—	426	426

Total principal investments	—	—	612	612
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	32	32

Total equity and mezzanine investments	—	—	32	32

Total other investments	—	—	644	644
Derivative assets:
Interest rate	—	1,203	25	1,228
Foreign exchange	85	15	—	100
Energy and commodity	—	117	2	119
Credit	—	2	4	6
Equity	—	—	—	—

Derivative assets	85	1,337	31	1,453
Netting adjustments(a)	—	—	—	(992)

Total derivative assets	85	1,337	31	461
Accrued income and other assets	7	34	—	41

Total assets on a recurring basis at fair value	$117	$15,525	$675	$15,325

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$351	—	$351
Bank notes and other short-term borrowings:
Short positions	$4	294	—	298
Derivative liabilities:
Interest rate	—	871	—	871
Foreign exchange	78	15	—	93
Energy and commodity	—	113	$1	114
Credit	—	11	—	11
Equity	—	—	—	—

Derivative liabilities	78	1,010	1	1,089
Netting adjustments(a)	—	—	—	(633)

Total derivative liabilities	78	1,010	1	456
Accrued expense and other liabilities	—	2	—	2

Total liabilities on a recurring basis at fair value	$82	$1,657	$1	$1,107

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

.

December 31, 2012 in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$271	—	$271
Trading account assets:
U.S. Treasury, agencies and corporations	—	383	—	383
States and political subdivisions	—	21	$3	24
Collateralized mortgage obligations	—	8	—	8
Other mortgage-backed securities	—	4	—	4
Other securities	$2	175	—	177

Total trading account securities	2	591	3	596
Commercial loans	—	9	—	9

Total trading account assets	2	600	3	605
Securities available for sale:
States and political subdivisions	—	49	—	49
Collateralized mortgage obligations	—	11,464	—	11,464
Other mortgage-backed securities	—	538	—	538
Other securities	43	—	—	43

Total securities available for sale	43	12,051	—	12,094
Other investments:
Principal investments:
Direct	—	—	191	191
Indirect	—	—	436	436

Total principal investments	—	—	627	627
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	41	41

Total equity and mezzanine investments	—	—	41	41

Total other investments	—	—	668	668
Derivative assets:
Interest rate	—	1,705	19	1,724
Foreign exchange	54	21	—	75
Energy and commodity	—	154	2	156
Credit	—	3	5	8
Equity	—	—	—	—

Derivative assets	54	1,883	26	1,963
Netting adjustments (a)	—	—	—	(1,270)

Total derivative assets	54	1,883	26	693
Accrued income and other assets	—	3	—	3

Total assets on a recurring basis at fair value	$99	$14,808	$697	$14,334

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$228	—	$228
Bank notes and other short-term borrowings:
Short positions	—	287	—	287
Derivative liabilities:
Interest rate	—	1,152	—	1,152
Foreign exchange	$55	20	—	75
Energy and commodity	—	149	$1	150
Credit	—	9	1	10
Equity	—	—	—	—

Derivative liabilities	55	1,330	2	1,387
Netting adjustments (a)	—	—	—	(803)

Total derivative liabilities	55	1,330	2	584
Accrued expense and other liabilities	—	49	—	49

Total liabilities on a recurring basis at fair value	$55	$1,894	$2	$1,148

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

June 30, 2012 in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$338	—	$338
Trading account assets:
U.S. Treasury, agencies and corporations	—	438	—	438
States and political subdivisions	—	27	$57	84
Collateralized mortgage obligations	—	16	—	16
Other mortgage-backed securities	—	100	1	101
Other securities	$3	37	—	40

Total trading account securities	3	618	58	679
Commercial loans	—	—	—	—

Total trading account assets	3	618	58	679
Securities available for sale:
States and political subdivisions	—	56	—	56
Collateralized mortgage obligations	—	12,477	—	12,477
Other mortgage-backed securities	—	652	—	652
Other securities	20	—	—	20

Total securities available for sale	20	13,185	—	13,205
Other investments:
Principal investments:
Direct	11	—	231	242
Indirect	—	—	482	482

Total principal investments	11	—	713	724
Equity and mezzanine investments:
Direct	—	—	18	18
Indirect	—	—	43	43

Total equity and mezzanine investments	—	—	61	61

Total other investments	11	—	774	785
Derivative assets:
Interest rate	—	1,824	35	1,859
Foreign exchange	81	26	—	107
Energy and commodity	—	209	—	209
Credit	—	19	6	25
Equity	—	—	—	—

Derivative assets	81	2,078	41	2,200
Netting adjustments (a)	—	—	—	(1,382)

Total derivative assets	81	2,078	41	818
Accrued income and other assets	2	134	—	136

Total assets on a recurring basis at fair value	$117	$16,353	$873	$15,961

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$481	—	$481
Bank notes and other short-term borrowings:
Short positions	$3	360	—	363
Derivative liabilities:
Interest rate	—	1,310	—	1,310
Foreign exchange	81	24	—	105
Energy and commodity	—	203	$1	204
Credit	—	23	1	24
Equity	—	—	—	—

Derivative liabilities	81	1,560	2	1,643
Netting adjustments (a)	—	—	—	(880)

Total derivative liabilities	81	1,560	2	763
Accrued expense and other liabilities	—	4	—	4

Total liabilities on a recurring basis at fair value	$84	$2,405	$2	$1,611

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the three and six months ended June 30, 2013, and 2012. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3	(e)	Transfers out of Level 3	(e)	End of Period Balance	(g)	Unrealized Gains (Losses) Included in Earnings

Six months ended June 30, 2013

Trading account assets
Other mortgage-backed securities	—	$4	(b)	—	$(4)	—	—		—		—		—
Other securities	—	3	(b)	—	—	$(3)	—		—		—		$1	(b)
State and political subdivisions	$3	—		—	(3)	—	—		—		—		—

Other investments
Principal investments
Direct	191	(5)	(c)	$4	(4)	—	—		—		$186		(11)	(c)
Indirect	436	19	(c)	11	(40)	—	—		—		426		4	(c)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—		3	(c)
Indirect	41	2	(c)	—	—	(11)	—		—		32		2	(c)

Derivative instruments(a)
Interest rate	19	(3)	(d)	—	(1)	—	$39	(f)	$(29)	(f)	25		—
Energy and commodity	1	—		—	—	—	—		—		1		—
Credit	4	(3)	(d)	—	—	3	—		—		4		—

Three months ended June 30, 2013

Trading account assets
Other mortgage-backed securities	—	—		—	—	—	—		—		—		—
Other securities	—	$2	(b)	—	—	$(2)	—		—		—		—
State and political subdivisions	$3	—		—	$(3)	—	—		—		—		—

Other investments
Principal investments
Direct	191	(1)	(c)	—	(4)	—	—		—		$186		$(7)	(c)
Indirect	435	7	(c)	$5	(21)	—	—		—		426		—
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—		—
Indirect	39	2	(c)	—	—	(9)	—		—		32		2	(c)

Derivative instruments(a)
Interest rate	27	—		—	—	—	$25	(f)	$(27)	(f)	25		—
Energy and commodity	4	(3)	(d)	—	—	—	—		—		1		—
Credit	4	(2)	(d)	—	—	2	—		—		4		—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3	(e)	Transfers out of Level 3	(e)	End of Period Balance	(g)	Unrealized Gains (Losses) Included in Earnings

Six months ended June 30, 2012

Trading account assets
Other mortgage-backed securities	$35	$2	(b)	—	$(32)	—	—		$(4)		$1		—
State and political subdivisions	—	(2)	(b)	—	—	$2	$57		—		57		$(2)	(b)
Other investments
Principal investments
Direct	225	8	(c)	$10	(12)	—	—		—		231		8	(c)
Indirect	473	43	(c)	20	(54)	—	—		—		482		28	(c)
Equity and mezzanine investments
Direct	15	3		—	—	—	—		—		18		10	(c)
Indirect	36	6	(c)	4	—	(3)	$—		—		43		6	(c)

Derivative instruments(a)
Interest rate	38	(3)	(d)	1	(1)	—	4		(4)		35		—
Energy and commodity	(1)	—		—	—	—	—		—		(1)		—
Credit	(21)	(7)	(d)	—	—	33	—		—		5		—

Three months ended June 30, 2012

Trading account assets
Other mortgage-backed securities	$1	—	(b)	—	—	—	—		—		$1		—
State and political subdivisions	—	$(5)	(b)	—	—	$5	$57		—		57		$(5)	(b)

Other investments
Principal investments
Direct	226	7	(c)	$9	$(11)	—	—		—		231		7	(c)
Indirect	485	20	(c)	10	(33)	—	—		—		482		9	(c)
Equity and mezzanine investments
Direct	15	3		—	—	—	—		—		18		4	(c)
Indirect	42	5	(c)	1	—	(2)	(3)		—		43		2	(c)

Derivative instruments(a)
Interest rate	36	2	(d)	—	—	—	—		$(3)		35		—
Energy and commodity	(1)	—		—	—	—	—		—		(1)		—
Credit	5	(2)	(d)	—	—	2	—		—		5		—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets are reported in “other income” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments and private equity and mezzanine investments are reported in “net gains (losses) from principal investing” on the income statement.

(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

(e)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(f)	Transfers from Level 2 to Level 3 were the result of Level 3 unobservable inputs becoming significant to certain derivatives previously classified as Level 2. Transfers from Level 3 to Level 2 were the result of Level 3 unobservable inputs becoming less significant to certain derivatives previously classified as Level 3.

(g)	There were no issuances for the six-month periods ended June 30, 2013 and 2012.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2013, December 31, 2012, and June 30, 2012:

	June 30, 2013
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$22	$22
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	16	16

Total assets on a nonrecurring basis at fair value	—	—	$38	$38

	December 31, 2012
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$25	$25
Loans held for sale	—	—	9	9
Accrued income and other assets	—	$2	20	22

Total assets on a nonrecurring basis at fair value	—	$2	$54	$56

	June 30, 2012
in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$81	$81
Loans held for sale	—	—	15	15
Accrued income and other assets	—	$17	25	42

Total assets on a nonrecurring basis at fair value	—	$17	$121	$138

(a)	During the first half of 2013, we transferred $2 million of commercial and consumer loans and leases from held-for-sale status to the held-to-maturity portfolio at their current fair value.

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

The evaluations for impairment are prepared by the responsible relationship managers in our Asset Recovery Group and are reviewed and approved by the Asset Recovery Group Executive. The Asset Recovery Group is part of the Risk Management Group and reports to our Chief Risk Officer. These evaluations are performed in conjunction with the quarterly ALLL process.

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

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determined that adjustments were necessary to record some of the portfolios at the lower of cost or fair value in accordance with GAAP. There were no loans held for sale portfolios adjusted to fair value at June 30, 2013. Loans held for sale portfolios adjusted to fair value totaled $9 million at December 31, 2012, and $15 million at June 30, 2012.

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

Inputs used include market-available data, such as industry, historical and expected growth rates, and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified goodwill as Level 3. We use a third party valuation services provider to perform the annual, and if necessary, any interim, Step 1 valuation process, and to perform a Step 2 analysis, if needed, on our reporting units. Annual and any interim valuations prepared by the third-party valuation services provider are reviewed by the appropriate individuals within Key to ensure that the assumptions used in preparing the analysis are appropriate and properly supported. For additional information on the results of recent goodwill impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) on page on 171 of our 2012 Form 10-K.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at June 30, 2013, December 31, 2012, and June 30, 2012, along with the valuation techniques used, are shown in the following table:

June 30, 2013 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring

Other investments — principal investments — direct:	$186	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.80 - 6.00% (6.00%)
Equity instruments of private companies			EBITDA multiple (where applicable)	4.50 - 6.00% (5.80%)
			Revenue multiple (where applicable)	1.00 - 4.80% (4.30%)

Nonrecurring

Impaired loans	22	Fair value of underlying collateral	Discount	0.00 - 100.00% (34.00%)

Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	9.70 - 14.20 (11.25)
			Equity multiple of peers	.95 - 1.17 (1.09)
			Control premium	N/A (30.00%)
			Weighted-average cost of capital	N/A (13.00%)

December 31, 2012 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring

Other investments — principal investments — direct:	$181	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.50 - 6.00% (5.90%)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.00 - 8.50% (6.10%)
			Revenue multiple (where applicable)	0.30 - 5.70% (4.80%)

Nonrecurring

Impaired loans	25	Fair value of underlying collateral	Discount	0.00 - 100.00% (45.00%)

Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	9.70 - 14.20 (11.25)
			Equity multiple of peers	.95 - 1.17 (1.09)
			Control premium	N/A (30.00%)
			Weighted-average cost of capital	N/A (13.00%)

June 30, 2012 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring

Other investments — principal investments — direct:	$220	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	4.8 - 8.2% (6.1%)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.50 - 12.00% (6.3%)
			Revenue multiple (where applicable)	0.20 - 4.4% (2.8%)

Nonrecurring

Impaired loans	81	Fair value of underlying collateral	Discount	0.00 - 100.00% (32.00%)

Goodwill	917	Discounted cash flow and market data	Earnings multiple of peers	8.30 - 11.90 (10.01)
			Equity multiple of peers	1.21 - 1.32 (1.27)
			Control premium	N/A (32.00%)
			Weighted-average cost of capital	N/A (15.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2013, December 31, 2012, and June 30, 2012 are shown in the following table.

	June 30, 2013
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total

ASSETS
Cash and short-term investments (a)	$4,278	$3,944	$334	—	—		$4,278
Trading account assets (e)	592	3	589	—	—		592
Securities available for sale (e)	13,253	22	13,231	—	—		13,253
Held-to-maturity securities (b)	4,750	—	4,716	—	—		4,716
Other investments (e)	1,037	—	393	$644	—		1,037
Loans, net of allowance (c)	52,405	—	—	51,019	—		51,019
Loans held for sale (e)	402	—	—	402	—		402
Mortgage servicing assets (d)	330	—	—	387	—		387
Derivative assets (e)	461	85	1,337	31	$(992)	(f)	461

LIABILITIES
Deposits with no stated maturity (a)	$60,170	—	$60,170	—	—		$60,170
Time deposits (d)	7,551	545	7,127	—	—		7,672
Short-term borrowings (a)	1,945	$4	1,941	—	—		1,945
Long-term debt (d)	6,666	6,247	784	—	—		7,031
Derivative liabilities (e)	456	78	1,010	$1	$(633)	(f)	456

	December 31, 2012
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total

ASSETS
Cash and short-term investments (a)	$4,525	$4,254	$271	—	—		$4,525
Trading account assets (e)	605	2	600	$3	—		605
Securities available for sale (e)	12,094	43	12,051	—	—		12,094
Held-to-maturity securities (b)	3,931	—	3,992	—	—		3,992
Other investments (e)	1,064	—	396	668	—		1,064
Loans, net of allowance (c)	51,934	—	—	51,046	—		51,046
Loans held for sale (e)	599	—	—	599	—		599
Mortgage servicing assets (d)	204	—	—	238	—		238
Derivative assets (e)	693	54	1,883	26	$(1,270)	(f)	693

LIABILITIES
Deposits with no stated maturity (a)	$58,132	—	$58,132	—	—		$58,132
Time deposits (d)	7,861	$408	7,612	—	—		8,020
Short-term borrowings (a)	1,896	—	1,896	—	—		1,896
Long-term debt (d)	6,847	2,807	4,585	—	—		7,392
Derivative liabilities (e)	584	54	1,331	$2	$(803)	(f)	584

	June 30, 2012
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total

ASSETS
Cash and short-term investments (a)	$2,933	$2,595	$338	—	—		$2,933
Trading account assets (e)	679	3	618	$58	—		679
Securities available for sale (e)	13,205	20	13,185	—	—		13,205
Held-to-maturity securities (b)	4,352	—	4,396	—	—		4,396
Other investments (e)	1,186	11	401	774	—		1,186
Loans, net of allowance (c)	48,717	—	—	47,912	—		47,912
Loans held for sale (e)	656	—	—	656	—		656
Mortgage servicing assets (d)	186	—	—	237	—		237
Derivative assets (e)	818	81	2,078	41	$(1,382)	(f)	818

LIABILITIES
Deposits with no stated maturity (a)	$52,495	—	$52,495	—	—		$52,495
Time deposits (d)	9,672	$617	9,271	—	—		9,888
Short-term borrowings (a)	2,078	3	2,075	—	—		2,078
Long-term debt (d)	7,521	3,890	3,955	—	—		7,845
Derivative liabilities (e)	763	81	1,560	$2	$(880)	(f)	763

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(c)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(d)	Fair values of mortgage servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(e)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.

(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2012 and through the first half of 2013, the fair values of our loan portfolios have improved, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. If a nonexit price methodology were used for valuing our loan portfolio for continuing operations, it would result in a premium of 1.37%. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are outside the trusts. All of these loans were excluded from the table above as follows:

¿	Loans at carrying value, net of allowance, of $2.2 billion ($2.1 billion at fair value) at June 30, 2013, $2.6 billion ($2.3 billion at fair value) at December 31, 2012, and $2.8 billion ($2.4 billion at fair value) at June 30, 2012;

¿	Portfolio loans at fair value of $151 million at June 30, 2013, $157 million at December 31, 2012, and $73 million at June 30, 2012;

¿	Loans in the trusts at fair value of $2.3 billion at June 30, 2013, $2.4 billion at December 31, 2012, and $2.6 billion at June 30, 2012.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $2.1 billion in fair value at June 30, 2013, $2.2 billion in fair value at December 31, 2012, and $2.4 billion in fair value at June 30, 2012 are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $2.2 billion at June 30, 2013 and December 31, 2012, and $2 billion at June 30, 2012 are included in “Loans, net of allowance” in the above table.

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

	June 30, 2013
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$43	$1	—	$44
Collateralized mortgage obligations	12,503	213	$113	12,603
Other mortgage-backed securities	555	32	3	584
Other securities	19	3	—	22

Total securities available for sale	$13,120	$249	$116	$13,253

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,732	$16	$50	$4,698
Other securities	18	—	—	18

Total held-to-maturity securities	$4,750	$16	$50	$4,716

	December 31, 2012
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$47	$2	—	$49
Collateralized mortgage obligations	11,148	316	—	11,464
Other mortgage-backed securities	491	47	—	538
Other securities	42	1	—	43

Total securities available for sale	$11,728	$366	—	$12,094

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$3,913	$61	—	$3,974
Other securities	18	—	—	18

Total held-to-maturity securities	$3,931	$61	—	$3,992

	June 30, 2012
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$53	$3	—	$56
Collateralized mortgage obligations	12,098	379	—	12,477
Other mortgage-backed securities	597	55	—	652
Other securities	20	1	$1	20

Total securities available for sale	$12,768	$438	$1	$13,205

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,334	$44	—	$4,378
Other securities	18	—	—	18

Total held-to-maturity securities	$4,352	$44	—	$4,396

The following table summarizes our securities that were in an unrealized loss position as of June 30, 2013, December 31, 2012, and June 30, 2012.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
		Gross			Gross			Gross
		Unrealized			Unrealized			Unrealized
in millions	Fair Value	Losses	(a)	Fair Value	Losses	(b)	Fair Value	Losses	(a)

June 30, 2013
Securities available for sale:
State and political divisions	—	—		—	—		—	—
Collateralized mortgage obligations	$5,412	$113		—	—		$5,412	$113
Other mortgage-backed securities	152	3		—	—		152	3
Other securities	3	—		—	—		3	—
Held-to-maturity:
Collateralized mortgage obligations	2,998	50		—	—		2,998	50

Total temporarily impaired securities	$8,565	$166		—	—		$8,565	$166

December 31, 2012
Securities available for sale:
Other securities	$31	—		$3	—		$34	—

Total temporarily impaired securities	$31	—		$3	—		$34	—

June 30, 2012
Securities available for sale:
Collateralized mortgage obligations	$1	—		—	—		$1	—
Other securities	12	$1		—	—		12	$1
Held-to-maturity:
Collateralized mortgage obligations	200	—		—	—		200	—

Total temporarily impaired securities	$213	$1		—	—		$213	$1

(a)	There were less than $1 million of gross unrealized losses for the period ended December 31, 2012.
(b)	There were less than $1 million of gross unrealized losses for the period ended June 30, 2013, December 31, 2012 and June 30, 2012.

At June 30, 2013, we had $113 million of gross unrealized losses related to 53 fixed-rate collateralized mortgage obligations that were invested in as part of our overall A/LM strategy. These securities have a weighted-average maturity of 4.2 years at June 30, 2013. Since these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. We also had $3 million of gross unrealized losses related to other mortgage-backed securities, which have a weighted-average maturity of 4.9 years at June 30, 2013.These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments have been reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended June 30, 2013.

Three months ended June 30, 2013
in millions

Balance at March 31, 2013	$4
Impairment recognized in earnings	—

Balance at June 30, 2013	$4

Realized gains and losses related to securities available for sale were as follows:

Six months ended June 30, 2013
in millions

Realized gains	—
Realized losses	—

Net securities gains (losses)	—

At June 30, 2013, securities available for sale and held-to-maturity securities totaling $12 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
June 30, 2013 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$650	$660	$10	$10
Due after one through five years	12,207	12,335	4,740	4,706
Due after five through ten years	260	255	—	—
Due after ten years	3	3	—	—

Total	$13,120	$13,253	$4,750	$4,716

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

At June 30, 2013, after taking into account the effects of bilateral collateral and master netting agreements, we had $115 million of derivative assets and less than $1 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $346 million and derivative liabilities of $456 million that were not designated as hedging instruments.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at June 30, 2013, was not significant.

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

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2013, December 31, 2012, and June 30, 2012. The change in the notional amounts of these derivatives by type from December 31, 2012, to June 30, 2013, indicates the volume of our derivative transaction activity during the first half of 2013. The notional amounts are not affected by bilateral collateral and master netting agreements. The balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements do not exist or are not enforceable agreements under bankruptcy laws, those derivative assets and liabilities with counterparties are not adjusted. Securities collateral related to legally enforceable master netting agreements are not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	June 30, 2013			December 31, 2012			June 30, 2012
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments:
Interest rate	$15,670	$377	$59	$19,085	$579	$30	$15,903	$586	$32
Foreign exchange	189	3	—	196	—	7	431	2	8

Total	15,859	380	59	19,281	579	37	16,334	588	40
Derivatives not designated as hedging instruments:
Interest rate	45,104	851	812	51,633	1,144	1,122	58,222	1,273	1,278
Foreign exchange	4,934	97	93	5,025	75	68	5,579	105	97
Energy and commodity	1,896	119	114	1,688	156	150	1,691	209	204
Credit	1,118	6	11	955	9	10	2,613	25	24
Equity	—	—	—	7	—	—	18	—	—

Total	53,052	1,073	1,030	59,308	1,384	1,350	68,123	1,612	1,603
Netting adjustments (a)	—	(992)	(633)	—	(1,270)	(803)	—	(1,382)	(880)

Net derivatives in the balance sheet	68,911	461	456	78,589	693	584	84,457	818	763
Other collateral (b)	—	(87)	(316)	—	(163)	(475)	—	(207)	(538)

Net derivative amounts	$68,911	$374	$140	$78,589	$530	$109	$84,457	$611	$225

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.

(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, any excess other collateral is not reflected above.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the six-month period ended June 30, 2013, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of June 30, 2013.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the six-month periods ended June 30, 2013, and 2012, and where they are recorded on the income statement.

	Six months ended June 30, 2013
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item

Interest rate	Other income	$(156)	Long-term debt	Other income	$155	(a)
Interest rate	Interest expense – Long-term debt	66

Total		$(90)			$155

	Six months ended June 30, 2012
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item

Interest rate	Other income	$(13)	Long-term debt	Other income	$10	(a)
Interest rate	Interest expense – Long-term debt	89
Foreign exchange	Other income	5	Long-term debt	Other income	(6)	(a)
Foreign exchange	Interest expense – Long-term debt	1	Long-term debt	Interest expense – Long-term debt	(1)	(b)

Total		$82			$3

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the six-month period ended June 30, 2013, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of June 30, 2013.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2013, we would expect to reclassify an estimated $26 million of net losses on derivative instruments from AOCI to income during the next twelve months for our cash flow hedges. In addition, we expect to reclassify approximately $6 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. The maximum length of time over which we hedge forecasted transactions is 15 years.

Net investment hedges. In May 2012, we began entering into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of a foreign subsidiary). At June 30, 2013, AOCI reflected unrecognized after-tax gains totaling $1 million related to cumulative changes in the fair value of our net investment hedge, which offset the unrecognized after-tax losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement. However, there was no net investment hedge ineffectiveness as of June 30, 2013. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness while these hedges were outstanding during the six-month period ended June 30, 2013.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the six-month periods ended June 30, 2013 and 2012, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Six months ended June 30, 2013
			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Cash Flow Hedges
Interest rate	$(62)	Interest income – Loans	$35	Other income	—
Interest rate	15	Interest expense – Long-term debt	(4)	Other income	—
Interest rate	3	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	10	Other Income	(3)	Other income	—

Total	$(34)		$28		—

	Six months ended June 30, 2012
			Net Gains	Income Statement Location	Net Gains
	Net Gains (Losses)		(Losses) Reclassified	of Net Gains (Losses)	(Losses) Recognized
	Recognized in OCI	Income Statement Location of Net Gains (Losses)	From OCI Into Income	Recognized in Income	in Income
in millions	(Effective Portion)	Reclassified From OCI Into Income (Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Cash Flow Hedges
Interest rate	$50	Interest income – Loans	$29	Other income	—
Interest rate	(7)	Interest expense – Long-term debt	(5)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	(6)	Other Income	—	Other income	—

Total	$37		$24		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

			Reclassification
	December 31,	2013	of Gains to	June 30,
in millions	2012	Hedging Activity	Net Income	2013

AOCI resulting from cash flow and net investment hedges	$18	$(22)	$(17)	$(21)

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the six month periods ended June 30, 2013, and 2012, and where they are recorded on the income statement.

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Corporate			Corporate
	Services	Other		Services	Other
in millions	Income	Income	Total	Income	Income	Total

NET GAINS (LOSSES)
Interest rate	$8	—	$8	$12	$(2)	$10
Foreign exchange	21	—	21	19	—	19
Energy and commodity	3	—	3	6	—	6
Credit	1	$(7)	(6)	—	(9)	(9)

Total net gains (losses)	$33	$(7)	$26	$37	$(11)	$26

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $368 million at June 30, 2013, $494 million at December 31, 2012, and $513 million at June 30, 2012. The cash collateral netted against derivative liabilities totaled $9 million at June 30, 2013, $27 million at December 31, 2012, and $11 million at June 30, 2012. At June 30, 2013, we held less than $1 million and posted $1 million of cash collateral with clearing organizations that we are unable to net against the gross exposures because the relevant clearing agreements are not considered to be qualified master netting agreements. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	June 30, 2013	December 31, 2012	June 30, 2012

Largest gross exposure (derivative asset) to an individual counterparty	$136	$182	$196
Collateral posted by this counterparty	48	66	70
Derivative liability with this counterparty	132	191	217
Collateral pledged to this counterparty	52	82	93
Net exposure after netting adjustments and collateral	8	7	2

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	June 30, 2013	December 31, 2012	June 30, 2012

Interest rate	$775	$1,114	$1,221
Foreign exchange	24	23	22
Energy and commodity	28	47	82
Credit	2	3	6

Derivative assets before collateral	829	1,187	1,331
Less: Related collateral	368	494	513

Total derivative assets	$461	$693	$818

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At June 30, 2013, for derivatives that have associated bilateral collateral and master netting agreements, we had gross exposure of $626 million to broker-dealers and banks. We had net exposure of $119 million after the application of master netting agreements and cash collateral; our net exposure to broker-dealers and banks at June 30, 2013, was an excess collateral position of $3 million after considering $122 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $16 million at June 30, 2013, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2012, the default reserve was $19 million. At June 30, 2013, for derivatives that have associated master netting agreements, we had gross exposure of $385 million to client counterparties. We had net exposure of $342 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of June 30, 2013, December 31, 2012 and June 30, 2012. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	June 30, 2013			December 31, 2012			June 30, 2012
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net

Single name credit default swaps	$(4)	$1	$(3)	$(1)	$1	—	$(4)	$1	$(3)
Traded credit default swap indices	(1)	—	(1)	—	—	—	—	3	3
Other	—	—	—	—	(1)	$(1)	1	(1)	—

Total credit derivatives	$(5)	$1	$(4)	$(1)	—	$(1)	$(3)	$3	—

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2013, December 31, 2012, and June 30, 2012. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	June 30, 2013			December 31, 2012			June 30, 2012
		Average	Payment /		Average	Payment /		Average	Payment /
dollars in millions	Notional Amount	Term (Years)	Performance Risk	Notional Amount	Term (Years)	Performance Risk	Notional Amount	Term (Years)	Performance Risk

Single name credit default swaps	$77	1.05	8.84%	$146	0.92	11.62%	$550	2.42	4.40%
Traded credit default swap indices	—	—	—	—	—	—	478	2.76	1.87
Other	14	5.52	10.31	23	5.35	10.77	23	5.48	9.74

Total credit derivatives sold	$91	—	—	$169	—	—	$1,051	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level

(i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2013, KeyBank’s ratings with Moody’s and S&P were “A3” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there were a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of June 30, 2013, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $332 million, which includes $414 million in derivative assets and $746 million in derivative liabilities. We had $334 million in cash and securities collateral posted to cover those positions as of June 30, 2013. The aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) as of June 30, 2013, held by KeyCorp that were in a net liability position totaled $9 million, which consists solely of $9 million in derivative liabilities. We had $7 million in cash and securities collateral posted to cover those positions as of June 30, 2013.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2013, December 31, 2012, and June 30, 2012. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of June 30, 2013, and take into account all collateral already posted. A similar calculation was performed for KeyCorp and additional collateral of $3 million would have been required as of June 30, 2013, December 31, 2012, and June 30, 2012.

	June 30, 2013		December 31, 2012		June 30, 2012
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P

KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-

One rating downgrade	$6	$6	$6	$6	$6	$6
Two rating downgrades	11	11	11	11	11	11
Three rating downgrades	12	12	11	11	17	17

KeyBank’s long-term senior unsecured credit rating currently is four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2013, payments of up to $13 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of June 30, 2013, payments of up to $3 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

	Six months ended June 30,
in millions	2013		2012

Balance at beginning of period	$204		$173
Servicing retained from loan sales	20		20
Purchases	132	(a)	24
Amortization	(26)		(31)

Balance at end of period	$330		$186

Fair value at end of period	$387		$237

(a)	Amount includes $117 million in mortgage servicing assets that were acquired from Bank of America’s Global Mortgages & Securitized Products business on June 24, 2013. See Note 11 (“Acquisitions and Discontinued Operations”) for further details regarding this acquisition.

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets during the second quarter of 2013 and 2012, along with the valuation techniques, are shown in the following table:

June 30, 2013 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Mortgage servicing assets	Discounted cash flow	Prepayment speed	0.00 - 25.00% (8.00%)
		Expected defaults	1.10 - 3.00% (2.30%)
		Residual cash flows discount rate	7.00 - 15.00% (8.90%)
		Value assigned to escrow funds	0.25 - 2.75% (1.50%)
		Servicing cost	150 - 23,018 (5,425)
		Loan assumption rate	0.00 - 3.00% (2.38%)
		Percentage late	0.00 - 2.00% (0.21%)

June 30, 2012 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Mortgage servicing assets	Discounted cash flow	Prepayment speed	0.00 - 25.00% (11.70%)
		Expected defaults	1.00 - 3.00% (2.40%)
		Residual cash flows discount rate	7.00 - 15.00% (9.40%)
		Value assigned to escrow funds	0.50 - 3.75% (1.80%)
		Servicing cost	700 - 17,000 (2,512)
		Loan assumption rate	0.00 - 3.00% (2.18%)
		Percentage late	0.00 - 2.00% (0.22%)

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may as a result change in the future. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At June 30, 2013, a 1.00% decrease in the value assigned to the escrow deposits would cause a $38 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $2 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totalled $48 million for the six-month period ended June 30, 2013 and $45 million for the six-month period ended June 30, 2012. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.

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

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss

June 30, 2013
LIHTC funds	$22	$27	$113	—	—
Education loan securitization trusts	2,341	2,139	N/A	N/A	N/A
LIHTC investments	N/A	N/A	788	—	$449

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds, that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $19 million at June 30, 2013. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At June 30, 2013, we estimated the settlement value of these third-party interests to be between zero and $17 million, while the recorded value, including reserves, totaled $31 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

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

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At June 30, 2013, assets of these unconsolidated nonguaranteed funds totaled $113 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

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

At June 30, 2013, assets of these unconsolidated LIHTC operating partnerships totaled approximately $788 million. At June 30, 2013, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $352 million plus $97 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During the first six months of 2013, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $994 million at June 30, 2013. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 15 under the heading “Return guarantee agreement with LIHTC investors.”

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 26.7% for the second quarter of 2013, 25.8% for the first quarter of 2013, and 19.2% for the second quarter of 2012. The effective tax rates are below our combined federal and state statutory tax rate of 37.2%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with investments in low-income housing projects. Our effective rate was lower during the second quarter of 2012 due to the early termination of certain leverage leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

Deferred Tax Asset

At June 30, 2013, from continuing operations, we had a federal deferred tax asset of $197 million and a state deferred tax asset of less than $1 million compared to a federal deferred tax asset of $129 million and a state deferred tax liability of $8 million at December 31, 2012, and a federal net deferred tax asset of $111 million and a state deferred tax liability of $22 million at June 30, 2012, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we have a valuation allowance of $2 million at June 30, 2013, and $3 million at December 31, 2012, associated with certain state net operating loss carryforwards and state credit carryforwards. We did not have a valuation allowance at June 30, 2012.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

11. Acquisitions and Discontinued Operations

Acquisitions

Mortgage Servicing Rights. On June 24, 2013, we acquired substantially all third party commercial loan servicing rights comprised of Commercial Mortgage-Backed Securities (“CMBS”) Master, Primary and Special Servicing as well as certain Life and other servicing from Bank of America’s Global Mortgages & Securitized Products business. Simultaneously, we entered into a subservicing agreement with Berkadia Commercial Mortgage LLC related to all CMBS primary servicing. This acquisition, which is being accounted for as a business combination, is part of our strategy to drive growth by building scale and becoming one of the top three largest servicers of commercial/multifamily loans in the U.S. and the fifth largest special servicer of CMBS. The acquisition date estimated fair value of the mortgage servicing rights (“MSRs”) acquired on June 24, 2013, which were included on our balance sheet at June 30, 2013, was approximately $117 million. During the third quarter of 2013, we expect to acquire the remaining MSRs related to this transaction and finalize this acquisition. Additional information regarding our mortgage servicing assets is provided in Note 8 (“Mortgage Servicing Assets”).

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

Western New York Branches. On July 13, 2012, we acquired 37 retail banking branches in Western New York. This acquisition was accounted for as a business combination. The acquisition date fair value of the assets and deposits acquired was approximately $2 billion. We received loans with a fair value of $244 million (including $25 million of PCI loans), $8 million of premises and equipment and assumed $2 billion of deposits. Cash of $1.8 billion was received to assume the net liabilities, and we recorded a core deposit intangible asset of $40 million and a goodwill asset of $62 million in the Key Community Bank reporting unit during the third quarter of 2012. All of the goodwill related to this acquisition is expected to be deductible for tax purposes.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2013	2012	2013	2012

Net interest income	$26	$30	$54	$61
Provision for loan and lease losses	(2)	2	4	6

Net interest income (expense) after provision for loan and lease losses	28	28	50	55
Noninterest income	(18)	(2)	(34)	(20)
Noninterest expense	7	9	14	18

Income (loss) before income taxes	3	17	2	17
Income taxes	2	6	1	6

Income (loss) from discontinued operations, net of taxes (a)	$1	$11	$1	$11

(a)	Includes after-tax charges of $11 million and $12 million for the three-month periods ended June 30, 2013 and 2012, and $21 and $26 million for the six-month periods ended June 30, 2013 and 2012, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

in millions	June 30, 2013	December 31, 2012	June 30, 2012

Trust loans at fair value	$2,317	$2,369	$2,580
Portfolio loans at fair value	151	157	73
Loans, net of unearned income of ($5), ($5) and ($2)	2,524	2,675	2,830
Less: Allowance for loan and lease losses	41	55	79

Net loans	4,951	5,146	5,404
Trust accrued income and other assets at fair value	24	26	31
Accrued income and other assets	52	60	76

Total assets	$5,027	$5,232	$5,511

Trust accrued expense and other liabilities at fair value	$21	$22	$28
Trust securities at fair value	2,118	2,159	2,373

Total liabilities	$2,139	$2,181	$2,401

The discontinued education lending business consists of assets and liabilities in the securitization trusts (recorded at fair value), as well as loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are held outside the trusts.

At June 30, 2013, portfolio loans recorded at carrying value include 734 TDRs with a recorded investment of approximately $8 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of June 30, 2013. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 4 (“Asset Quality”).

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

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $202 million as of June 30, 2013. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

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

At June 30, 2013 there are $145 million of loans that were purchased from two of the outstanding securitizations trusts pursuant to the legal terms of these particular trusts. These loans are held as portfolio loans and continue to be accounted for at fair value. These portfolio loans were valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates and prepayments. These portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value. See the following discussion regarding our valuation process for these loans as well as the trust loans and securities. Portfolio loans accounted for at fair value had a value of $151 million at June 30, 2013, $157 million at December 31, 2012, and $73 million at June 30, 2012.

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

The following table shows the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value as of June 30, 2013:

June 30, 2013 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Trust loans and	$2,468	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.16%)
portfolio loans			Loss severity	2.00 - 80.00% (52.29%)
accounted for at fair			Discount rate	1.90 - 4.20% (3.12%)
value			Default rate	8.13 - 22.00% (13.84%)

Trust securities	2,118	Discounted cash flow	Discount rate	1.10 - 3.70% (2.43%)

December 31, 2012 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Trust loans and	$2,526	Discounted cash flow	Prepayment speed	4.00 - 26.00% (10.02%)
portfolio loans			Loss severity	2.00 - 80.00% (52.30%)
accounted for at fair			Discount rate	2.40 - 6.60% (4.79%)
value			Default rate	8.13 - 21.50% (13.44%)

Trust securities	2,159	Discounted cash flow	Discount rate	1.50 - 6.10% (4.14%)

June 30, 2012 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Trust loans and	$2,653	Discounted cash flow	Prepayment speed	4.00 - 26.00% (10.22%)
portfolio loans			Loss severity	2.00 - 80.00% (52.34%)
accounted for at fair			Discount rate	3.00 - 8.10% (5.30%)
value			Default rate	8.00 - 20.64% (12.40%)

Trust securities	2,373	Discounted cash flow	Discount rate	2.10 - 6.90% (4.80%)

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of June 30, 2013. At June 30, 2013, loans held by the trusts with unpaid principal balances of $29 million ($30 million on a fair value basis) and portfolio loans at fair value with unpaid principal balances of $4 million ($4 million on a fair value basis) were 90 days or more past due. Loans held by the trusts aggregating $13 million ($13 million on a fair value basis) were in nonaccrual status, while portfolio loans at fair value in nonaccrual status aggregated to less than $1 million on both a contractual amount and fair value basis. Portfolio loans at carrying value that are 90 days or more past due were $35 million at June 30, 2013 and $43 million at June 30, 2012, respectively. Portfolio loans at carrying value in nonaccrual (and nonperforming) status were $6 million and $2 million at June 30, 2013, and 2012, respectively. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” on page 120 of our 2012 Form 10-K.

June 30, 2013 in millions	Contractual Amount	Fair Value

ASSETS
Portfolio loans	$145	$151
Trust loans	2,269	2,317
Trust other assets	24	24

LIABILITIES
Trust securities	$2,288	$2,118
Trust other liabilities	21	21

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value, as well as the portfolio loans that are measured at fair value on a recurring basis.

June 30, 2013 in millions	Level 1	Level 2	Level 3	Total

ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$151	$151
Trust loans	—	—	2,317	2,317
Trust other assets	—	—	24	24

Total assets on a recurring basis at fair value	—	—	$2,492	$2,492

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$2,118	$2,118
Trust other liabilities	—	—	21	21

Total liabilities on a recurring basis at fair value	—	—	$2,139	$2,139

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts and portfolio loans for the six-month period ended June 30, 2013.

in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities

Balance at December 31, 2012	$157	$2,369	$26	$2,159	$22
Gains (losses) recognized in earnings (a)	—	111	—	144	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(6)	(163)	(2)	(185)	(1)

Balance at June 30, 2013	$151	$2,317	$24	$2,118	$21

Balance at March 31, 2013	$154	$2,333	$25	$2,126	$25
Gains (losses) recognized in earnings (a)	—	68	—	85	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(3)	(84)	(1)	(93)	(4)

Balance at June 30, 2013	$151	$2,317	$24	$2,118	$21

(a)	Gains (losses) were driven primarily by fair value adjustments.

Victory Capital Management and Victory Capital Advisors. On February 21, 2013, we agreed to sell our investment management subsidiary Victory Capital Management and its broker-dealer affiliate Victory Capital Advisors (collectively, “Victory”) to a private equity fund. The transaction closed on July 31, 2013. We have accounted for this business as a discontinued operation.

As previously reported, on February 21, 2013, we announced an agreement to sell our investment management subsidiary, Victory Capital Management, and our broker-dealer affiliate, Victory Capital Advisors, to a private equity fund. The after-tax realized gain which was originally estimated to be $145 million to $155 million is now expected to be in the range of $100 million to $115 million. The cash portion of the gain will be between $75 million and $90 million. The difference from the original estimate is due to higher than expected client attrition that has taken place during the consent process. We have received no objection from the Federal Reserve to use the cash portion of the gain for Common Share repurchases. The Board intends to consider these additional Common Share repurchases at its September meeting.

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2013	2012	2013	2012

Noninterest income	$28	$28	$57	$58
Noninterest expense	22	21	43	45

Income (loss) before income taxes	6	7	14	13
Income taxes	2	3	5	5

Income (loss) from discontinued operations, net of taxes	$4	$4	$9	$8

The discontinued assets and liabilities of Victory that are classified as held for sale and measured at the lower of carrying value or fair value less cost to sell, included on the balance sheet and the related assets under management are as follows:

in millions	June 30, 2013	December 31, 2012	June 30, 2012

Cash and due from banks	$1	$1	$1
Accrued income and other assets	35	27	11

Total assets	$36	$28	$12

Accrued expense and other liabilities	$30	$38	$27

Total liabilities	$30	$38	$27

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2013	2012	2013	2012

Noninterest expense	—	$1	—	$9

Income (loss) before income taxes	—	(1)	—	(9)
Income taxes	—	—	$2	(3)

Income (loss) from discontinued operations, net of taxes	—	$(1)	$(2)	$(6)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

in millions	June 30, 2013	December 31, 2012	June 30, 2012

Cash and due from banks	$21	$22	$22

Total assets	$21	$22	$22

Accrued expense and other liabilities	—	$1	—

Total liabilities	—	$1	—

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2013	2012	2013	2012

Net interest income	$26	$30	$54	$61
Provision for loan and lease losses	(2)	2	4	6

Net interest income (expense) after provision for loan and lease losses	28	28	50	55
Noninterest income	10	26	23	38
Noninterest expense	29	31	57	72

Income (loss) before income taxes	9	23	16	21
Income taxes	4	9	8	8

Income (loss) from discontinued operations, net of taxes (a)	$5	$14	$8	$13

(a)	Includes after-tax charges of $11 million and $12 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $21 million and $26 million for the six-month periods ended June 30, 2013 and 2012, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

in millions	June 30, 2013	December 31, 2012	June 30, 2012

Cash and due from banks	$22	$23	$23
Trust loans at fair value	2,317	2,369	2,580
Portfolio loans at fair value	151	157	73
Loans, net of unearned income of ($5), ($5), and ($2)	2,524	2,675	2,830
Less: Allowance for loan and lease losses	41	55	79

Net loans	4,951	5,146	5,404
Trust accrued income and other assets at fair value	24	26	31
Accrued income and other assets	87	87	87

Total assets	$5,084	$5,282	$5,545

Trust accrued expense and other liabilities at fair value	$21	$22	$28
Accrued expense and other liabilities	30	39	27
Trust securities at fair value	2,118	2,159	2,373

Total liabilities	$2,169	$2,220	$2,428

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

The following table summarizes our securities financing agreements as of June 30, 2013, December 31, 2012, and June 30, 2012:

	June 30, 2013
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments	(a)	Collateral	(b)	Net Amounts

Offsetting of financial assets:
Reverse repurchase agreements	$334	$(93)		$(235)		$6
Securities borrowed	1	—		(1)		—

Total	$335	$(93)		$(236)		$6

Offsetting of financial liabilities:
Repurchase agreements	$350	$(93)		$(257)		—

Total	$350	$(93)		$(257)		—

	December 31, 2012
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments	(a)	Collateral	(b)	Net Amounts

Offsetting of financial assets:
Reverse repurchase agreements	$271	$(95)		$(172)		$4
Securities borrowed	—	—		—		—

Total	$271	$(95)		$(172)		$4

Offsetting of financial liabilities:
Repurchase agreements	$228	$(95)		$(133)		—

Total	$228	$(95)		$(133)		—

	June 30, 2012
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments	(a)	Collateral	(b)	Net Amounts

Offsetting of financial assets:
Reverse repurchase agreements	$338	$(272)		$(62)		$4
Securities borrowed	5	—		(5)		—

Total	$343	$(272)		$(67)		$4

Offsetting of financial liabilities:
Repurchase agreements	$481	$(272)		$(209)		—

Total	$481	$(272)		$(209)		—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, any excess collateral is not reflected above.

Like other financing transactions, securities financing agreements contain an element of credit risk. To mitigate and manage credit risk exposure, we generally enter into master netting agreements and other collateral arrangements that give us the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Additionally, we establish and monitor limits on our counterparty credit risk exposure by product type. For the reverse repurchase agreements, we monitor the value of the underlying securities we have received from counterparties and either request additional collateral or return a portion of the collateral based on the value of those securities. We generally hold collateral in the form of highly rated securities issued by the U.S. Treasury and fixed income securities. In addition, we may need to provide collateral to counterparties under our repurchase agreements and securities borrowed transactions. In general, the collateral we pledge and receive can be sold or repledged by the secured parties.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2013	2012	2013	2012

Interest cost on PBO	$10	$12	$20	$24
Expected return on plan assets	(17)	(18)	(34)	(36)
Amortization of losses	5	4	10	8

Net pension cost (benefit)	$(2)	$(2)	$(4)	$(4)

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

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2013	2012	2013	2012

Interest cost on APBO	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(2)

Net postretirement benefit cost	—	—	—	—

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

The recently-issued Regulatory Capital Rules, discussed in the “Supervision and regulation” portion of this report, implement a phase-out of trust preferred securities as Tier 1 capital, consistent with the requirements of the Dodd-Frank Act. For standardized approach banks such as Key, the phase-out period begins on January 1, 2015, and by 2016 will require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

As of June 30, 2013, the trust preferred securities issued by the KeyCorp capital trusts represent $339 million, or 3.4% of our total qualifying Tier 1 capital, net of goodwill.

The trust preferred securities, common stock and related debentures are summarized as follows:

				Principal		Interest Rate	Maturity
	Trust Preferred			Amount of		of Trust Preferred	of Trust Preferred
	Securities,		Common	Debentures,		Securities and	Securities and
dollars in millions	Net of Discount	(a)	Stock	Net of Discount	(b)	Debentures (c)	Debentures

June 30, 2013
KeyCorp Capital I	$156		$6	$162		1.024%	2028
KeyCorp Capital II	103		4	107		6.875	2029
KeyCorp Capital III	135		4	139		7.750	2029

Total	$394		$14	$408		4.858%	-

December 31, 2012	$417		$14	$431		5.025%	-

June 30, 2012 (d)	$1,201		$19	$1,220		6.616%	-

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $54 million at June 30, 2013, $77 million at December 31, 2012, and $155 million at June 30, 2012. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $54 million at June 30, 2013, $77 million at December 31, 2012, and $155 million at June 30, 2012. See Note 7 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in Long-Term Debt on the balance sheet.

(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. The total interest rates are weighted-average rates.

(d)	Includes the trust preferred securities issued by KeyCorp Capital VII and KeyCorp Capital X, which were redeemed in full on July 12, 2012. The aggregate liquidation preference totaled $707 million.

15. Contingent Liabilities and Guarantees

Legal Proceedings

The following discussion provides information on material developments in our legal proceedings during the second quarter of 2013. Additional information on our legal proceedings is available on pages 186-188 of our 2012 Form 10-K, Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings,” and in our Form 10-Q for the quarter ended March 31, 2013, Note 15 (“Contingent Liabilities and Guarantees) under the heading “Legal Proceedings” on page 72.

Metyk litigation. As previously reported, two putative class actions were filed on September 21, 2010 in the United States District Court for the Northern District of Ohio (the “Northern District of Ohio”). The plaintiffs in these cases sought to represent a class of all participants in our 401(k) Savings Plan and alleged that the defendants in the lawsuit breached fiduciary duties owed to them under ERISA. These two putative class action lawsuits were substantively consolidated with each other in a proceeding styled Thomas Metyk, et al. v. KeyCorp, et al. (“Metyk”). A substantially similar class action, Taylor v. KeyCorp, et al., was dismissed from the Northern District of Ohio on August 12, 2010. This dismissal was affirmed by the United States Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) on May 25, 2012. On January 29, 2013, the Northern District of Ohio entered its order granting the defendants’ motion to dismiss the plaintiffs’ consolidated complaint for failure to state a claim and entered its final judgment terminating the Metyk proceeding. On February 19, 2013, plaintiffs filed a motion to set aside the final judgment and to permit the plaintiffs to file an amended complaint. On April 30, 2013, the Northern District of Ohio denied the motion to set aside the final judgment. On May 6, 2013 plaintiffs filed their notice of appeal.

Checking Account Overdraft Litigation. As previously reported, KeyBank was named a defendant in a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The case was transferred and consolidated for purposes of pretrial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida. KeyBank filed a notice of appeal in regard to the denial of its motion to compel arbitration. On August 21, 2012, the United States Court of Appeals for the Eleventh Circuit vacated the district court’s order denying KeyBank’s motion to compel arbitration and remanded the case for further consideration. On June 21, 2013, KeyBank filed with the district court its renewed motion to compel arbitration and stay or dismiss litigation. At this stage of the proceedings it is too early to determine if the matter would reasonably be expected to have a material adverse effect on our financial condition.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2013. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 128 of our 2012 Form 10-K.

June 30, 2013 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded

Financial guarantees:
Standby letters of credit	$10,764	$79
Recourse agreement with FNMA	1,247	6
Return guarantee agreement with LIHTC investors	17	17
Written put options (a)	2,192	43
Default guarantees	—	—

Total	$14,220	$145

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2013, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At June 30, 2013, our standby letters of credit had a remaining weighted-average life of 3.0 years, with remaining actual lives ranging from less than one year to as many as ten years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At June 30, 2013, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.6 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $3.9 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at June 30, 2013. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $17 million at June 30, 2013, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At June 30, 2013, our written put options had an average life of 2.0 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds (i.e., the commercial loan client). We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: either the risk profile of the debtor should provide an investment return, or we are supporting our underlying investment in the debtor. The terms of these default guarantees range from less than one year to as many as 5.9 years; some default guarantees do not have a contractual end date. Although no collateral is held, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships.

Liquidity facilities that support asset-backed commercial paper conduits. At June 30, 2013, we did not have any liquidity facilities remaining outstanding with any unconsolidated third-party commercial paper conduits. Our prior liquidity facility, which expired during the second quarter of 2012, obligated us to provide aggregate funding of up to a certain amount in the event that a credit market disruption or other factors prevented the conduit from issuing commercial paper.

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

16. Accumulated Other Comprehensive Income

Our changes in accumulated other comprehensive income for the three and six months ended June 30, 2013, are as follows:

in millions	Unrealized gains (losses) on available for sale securities	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total

Balance at December 31, 2012	$229	$18	$55	$(426)	$(124)

Other comprehensive income before reclassification	(147)	(22)	(10)	6	(173)

Amounts reclassified from accumulated other comprehensive income (a)	—	(17)	(4)	—	(21)

Net current-period other comprehensive income	(147)	(39)	(14)	6	(194)

Balance at June 30, 2013	$82	$(21)	$41	$(420)	$(318)

Balance at March 31, 2013	$207	$10	$44	$(423)	$(162)

Other comprehensive income before reclassification	(125)	(24)	(3)	3	(149)

Amounts reclassified from accumulated other comprehensive income (a)	—	(7)	—	—	(7)

Net current-period other comprehensive income	(125)	(31)	(3)	3	(156)

Balance at June 30, 2013	$82	$(21)	$41	$(420)	$(318)

(a)	See table below for details about these reclassifications.

Our reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013 are as follows:

Six months ended June 30, 2013 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on derivative financial instruments
Interest rate	$35	Interest income — Loans
Interest rate	(4)	Interest expense — Long term debt
Foreign exchange contracts	(3)	Other income

	28	Income (loss) from continuing operations before income taxes
	11	Income taxes

	$17	Income (loss) from continuing operations

Foreign currency translation adjustment
	$7	Corporate services income

	7	Income (loss) from continuing operations before income taxes
	3	Income taxes

	$4	Income (loss) from continuing operations

Three months ended June 30, 2013 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on derivative financial instruments
Interest rate	$13	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt
Foreign exchange contracts	—	Other income

	12	Income (loss) from continuing operations before income taxes
	5	Income taxes

	$7	Income (loss) from continuing operations

17. Shareholders’ Equity

Comprehensive Capital Plan

During the second quarter of 2013, we completed $112 million of Common Share repurchases on the open market under our 2013 capital plan. As previously reported and as authorized by Key’s Board of Directors and pursuant to our 2013 capital plan submitted to and not objected to by the Federal Reserve, we have authority to repurchase up to $426 million of our Common Shares in the open market or through privately negotiated transactions. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2014.

As previously reported, on February 21, 2013, we announced an agreement to sell our investment management subsidiary, Victory Capital Management, and our broker-dealer affiliate, Victory Capital Advisors, to a private equity fund. The after-tax realized gain which was originally estimated to be $145 million to $155 million is now expected to be in the range of $100 million to $115 million. The cash portion of the gain will be between $75 million and $90 million. The difference from the original estimate is due to higher than expected client attrition that has taken place during the consent process. We have received no objection from the Federal Reserve to use the cash portion of the gain for Common Share repurchases. The Board intends to consider these additional Common Share repurchases at its September meeting.

Our 2013 capital plan also proposed an increase in our quarterly Common Share dividend from $.05 to $.055 per share. Consistent with the 2013 capital plan, the Board, at its May and July 2013 meetings, declared quarterly dividends of $.055 per Common Share for the second and third quarters of 2013, respectively.

18. Line of Business Results

The specific lines of business that constitute each of the major business segments (operating segments) are described below.

Key Community Bank

Key Community Bank serves individuals and small to mid-sized businesses through its 13-state branch network.

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

The table on the following pages shows selected financial data for our two major business segments for the three- and six- month periods ended June 30, 2013, and 2012.

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

The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

¿	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment and/or repricing characteristics.

¿	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line of business actually uses the services.

¿	The consolidated provision for loan and lease losses is allocated among the lines of business primarily based on their actual net loan charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated allowance for loan and lease losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 120 of our 2012 Form 10-K.

¿	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

¿	Capital is assigned to each line of business based on regulatory requirements.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

Three months ended June 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2013	2012	2013	2012

SUMMARY OF OPERATIONS
Net interest income (TE)	$357	$356	$189	$190
Noninterest income	198	181	187	181

Total revenue (TE) (a)	555	537	376	371
Provision (credit) for loan and lease losses	41	(4)	(10)	4
Depreciation and amortization expense	19	9	11	15
Other noninterest expense	437	446	191	198

Income (loss) from continuing operations before income taxes (TE)	58	86	184	154
Allocated income taxes and TE adjustments	22	32	67	56

Income (loss) from continuing operations	36	54	117	98
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	36	54	117	98
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	3

Net income (loss) attributable to Key	$36	$54	$117	$95

AVERAGE BALANCES (b)
Loans and leases	$29,161	$26,413	$20,133	$18,541
Total assets (a)	31,570	28,695	23,965	22,709
Deposits	49,473	47,946	15,606	12,414

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$42	$46	$(6)	$9
Return on average allocated equity (b)	5.02%	7.82%	28.79%	22.00%
Return on average allocated equity	5.02	7.82	28.79	22.00
Average full-time equivalent employees (c)	8,437	8,742	1,950	2,028

Six months ended June 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2013	2012	2013	2012

SUMMARY OF OPERATIONS
Net interest income (TE)	$719	$713	$376	$386
Noninterest income	385	356	380	364

Total revenue (TE) (a)	1,104	1,069	756	750
Provision (credit) for loan and lease losses	99	—	(6)	17
Depreciation and amortization expense	39	19	23	31
Other noninterest expense	858	873	389	405

Income (loss) from continuing operations before income taxes (TE)	108	177	350	297
Allocated income taxes and TE adjustments	40	66	128	108

Income (loss) from continuing operations	68	111	222	189
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	68	111	222	189
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	3

Net income (loss) attributable to Key	$68	$111	$222	$186

AVERAGE BALANCES (b)
Loans and leases	$29,069	$26,193	$20,089	$18,568
Total assets (a)	31,522	28,454	23,915	22,783
Deposits	49,411	47,723	14,792	11,987

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$89	$92	$(7)	$34
Return on average allocated equity (b)	4.77%	7.93%	27.58%	20.91%
Return on average allocated equity	4.77	7.93	27.58	20.91
Average full-time equivalent employees (c)	8,632	8,724	1,938	2,025

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2013	2012	2013	2012	2013	2012	2013	2012

$40	$(4)	$586	$542	—	$2	$586	$544
46	98	431	460	$(2)	(3)	429	457

86	94	1,017	1,002	(2)	(1)	1,015	1,001
(4)	21	27	21	1	—	28	21
2	2	32	26	33	33	65	59
17	23	645	667	1	(33)	646	634

71	48	313	288	(37)	(1)	276	287
1	(3)	90	85	(13)	(25)	77	60

70	51	223	203	(24)	24	199	227
—	—	—	—	5	14	5	14

70	51	223	203	(19)	38	204	241
—	2	—	5	—	—	—	5

$70	$49	$223	$198	$(19)	$38	$204	$236

$3,348	$4,425	$52,642	$49,379	$54	$67	$52,696	$49,446
27,936	28,797	83,471	80,201	577	679	84,048	80,880
758	811	65,837	61,171	(396)	(108)	65,441	61,063

$9	$22	$45	$77	—	—	$45	$77
40.63%	24.21%	17.22%	14.94%	(1.88)%	2.02%	7.74%	8.84%
40.63	24.21	17.22	14.94	(1.49)	3.20	7.93	9.40
54	54	10,441	10,824	4,558	4,631	14,999	15,455

Other Segments		Total Segments		Reconciling Items		Key
2013	2012	2013	2012	2013	2012	2013	2012

$79	$(1)	$1,174	$1,098	$1	$5	$1,175	$1,103
90	189	855	909	(1)	(10)	854	899

169	188	2,029	2,007	—	(5)	2,029	2,002
(12)	46	81	63	2	—	83	63
3	5	65	55	66	76	131	131
36	48	1,283	1,326	(22)	(85)	1,261	1,241

142	89	600	563	(46)	4	554	567
3	(13)	171	161	(18)	(22)	153	139

139	102	429	402	(28)	26	401	428
—	—	—	—	8	13	8	13

139	102	429	402	(20)	39	409	441
1	2	1	5	—	—	1	5

$138	$100	$428	$397	$(20)	$39	$408	$436

$3,454	$4,624	$52,612	$49,385	$49	$53	$52,661	$49,438
27,369	28,676	82,806	79,913	579	739	83,385	80,652
692	780	64,895	60,490	(352)	(143)	64,543	60,347

$12	$51	$94	$177	—	$1	$94	$178
39.64%	24.26%	16.60%	14.70%	(1.10)%	1.13%	7.81%	8.47%
39.64	24.26	16.60	14.70	(.79)	1.70	7.96	8.73
52	53	10,622	10,802	4,575	4,628	15,197	15,430

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of June 30, 2013 and 2012, the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2013 and 2012, and the related consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of Key’s management.

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

Cleveland, Ohio August 5, 2013	/s/ Ernst & Young LLP

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year to date periods ended June 30, 2013 and 2012. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

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

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

¿	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business, Victory and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009. Victory was moved to held for sale and classified as a discontinued operation in our first quarter 2013 financial reporting as a result of the sale of this business that was announced on February 21, 2013.

¿	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

¿	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

¿	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described in the section entitled “Introduction” that begins on page 37 of our 2012 Form 10-K, the regulators conduct a review of capital adequacy for each of the country’s nineteen largest banking institutions, including KeyCorp. This regulatory assessment began in 2009 and has continued into 2013. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity. For a detailed explanation of total capital, Tier 1 capital and Tier 1 common equity and how they are calculated see the section entitled “Capital.”

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Basis of Presentation”).

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2013		2012			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2013	2012

FOR THE PERIOD
Interest income	$657	$667	$688	$671	$662	$1,324	$1,346
Interest expense	76	84	87	99	124	160	255
Net interest income	581	583	601	572	538	1,164	1,091
Provision (credit) for loan and lease losses	28	55	57	109	21	83	63
Noninterest income	429	425	439	518	457	854	899
Noninterest expense	711	681	734	712	693	1,392	1,372
Income (loss) from continuing operations before income taxes	271	272	249	269	281	543	555
Income (loss) from continuing operations attributable to Key	199	201	196	216	222	400	423
Income (loss) from discontinued operations, net of taxes(a)	5	3	7	3	14	8	13
Net income (loss) attributable to Key	204	204	203	219	236	408	436

Income (loss) from continuing operations attributable to Key common shareholders	193	196	190	211	217	389	412
Income (loss) from discontinued operations, net of taxes(a)	5	3	7	3	14	8	13
Net income (loss) attributable to Key common shareholders	198	199	197	214	231	397	425

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.21	$.21	$.23	$.23	$.42	$.44
Income (loss) from discontinued operations, net of taxes(a)	.01	—	.01	—	.01	.01	.01
Net income (loss) attributable to Key common shareholders(d)	.22	.22	.21	.23	.24	.43	.45
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.21	$.21	$.20	$.22	$.23	$.42	$.43
Income (loss) from discontinued operations, net of taxes — assuming dilution(a)	.01	—	.01	—	.01	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (d)	.22	.21	.21	.23	.24	.43	.45
Cash dividends paid	.055	.05	.05	.05	.05	.105	.08
Book value at period end	10.89	10.89	10.78	10.64	10.43	10.89	10.43
Tangible book value at period end	9.77	9.78	9.67	9.54	9.45	9.77	9.45
Market price:
High	11.09	10.19	9.01	9.12	8.54	11.09	8.82
Low	9.29	8.29	7.96	7.46	6.80	8.29	6.80
Close	11.04	9.96	8.42	8.74	7.74	11.04	7.74
Weighted-average common shares outstanding (000)	913,736	920,316	925,725	936,223	944,648	917,008	946,995
Weighted-average common shares and potential common shares outstanding (000)	918,628	926,051	930,382	940,764	948,087	922,319	951,029

AT PERIOD END
Loans	$53,101	$52,574	$52,822	$51,419	$49,605	$53,101	$49,605
Earning assets	76,717	75,066	75,055	72,139	71,899	76,717	71,899
Total assets	90,639	89,198	89,236	86,950	86,523	90,639	86,523
Deposits	67,721	64,654	65,993	64,188	62,167	67,721	62,167
Long-term debt	6,666	7,785	6,847	6,119	7,521	6,666	7,521
Key common shareholders’ equity	9,938	10,049	9,980	9,960	9,864	9,938	9,864
Key shareholders’ equity	10,229	10,340	10,271	10,251	10,155	10,229	10,155

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.95%	.99%	.96%	1.06%	1.10%	.97%	1.05%
Return on average common equity	7.72	7.96	7.58	8.45	8.90	7.84	8.49
Return on average tangible common equity(b)	8.60	8.87	8.45	9.43	9.83	8.73	9.39
Net interest margin (TE)	3.13	3.24	3.37	3.23	3.06	3.18	3.11
Cash efficiency ratio(b)	69.06	65.98	69.02	64.14	69.13	67.52	68.43

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.92%	.94%	.93%	1.01%	1.10%	.93%	1.01%
Return on average common equity	7.92	8.08	7.86	8.57	9.47	8.00	8.76
Return on average tangible common equity(b)	8.82	9.01	8.77	9.56	10.46	8.91	9.69
Net interest margin (TE)	3.07	3.16	3.29	3.14	2.99	3.12	3.03
Loan to deposit(c)	83.63	86.95	85.77	86.24	86.38	83.63	86.38

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.29%	11.59%	11.51%	11.79%	11.74%	11.29%	11.74%
Key common shareholders’ equity to assets	10.96	11.27	11.18	11.45	11.40	10.96	11.40
Tangible common equity to tangible assets(b)	9.96	10.24	10.15	10.39	10.44	9.96	10.44
Tier 1 common equity(b)	11.18	11.40	11.36	11.30	11.63	11.18	11.63
Tier 1 risk-based capital	11.93	12.19	12.15	12.10	12.45	11.93	12.45
Total risk-based capital	14.65	15.02	15.13	15.17	15.83	14.65	15.83
Leverage	11.25	11.36	11.41	11.37	11.35	11.25	11.35

TRUST AND BROKERAGE ASSETS
Assets under management	$35,544	$35,714	$34,744	$35,587	$35,148	$35,544	$35,148
Nonmanaged and brokerage assets	37,759	37,115	35,550	34,322	33,803	37,759	33,803

OTHER DATA
Average full-time-equivalent employees	14,999	15,396	15,589	15,833	15,455	15,197	15,430
Branches	1,052	1,084	1,088	1,087	1,062	1,052	1,062

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations see Note 11(“Acquisitions and Discontinued Operations”).
(b)	See Figure 8 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” and “cash efficiency,” and “adjusted cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(c)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).
(d)	EPS may not foot due to rounding.

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

Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:

•	continued strain on the global financial markets as a result of economic slowdowns and concerns;

•	the slow progress of the U.S. economic recovery;

•	changes in trade, monetary and fiscal policies of various governmental bodies and central banks in the economies in which we operate;

•	our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

•	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

•	current regulatory initiatives in the U.S., including the Dodd-Frank Act, subjecting us to a variety of new and more stringent legal and regulatory requirements and increased scrutiny from our regulators;

•	the deterioration of unemployment or real estate asset values or their failure to recover for an extended period of time;

•	adverse changes in credit quality trends;

•	our ability to determine accurate values of certain assets and liabilities;

•	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	the soundness of other financial institutions;

•	our ability to satisfy new capital and liquidity standards such as those imposed by the Dodd-Frank Act and those adopted by the Basel Committee;

•	our ability to receive dividends from our subsidiary, KeyBank;

•	reductions of the credit ratings assigned to KeyCorp and KeyBank;

•	unexpected or prolonged changes in the level or cost of liquidity;

•	our ability to secure alternative funding sources under stressed liquidity conditions;

•	our ability to timely and effectively implement our strategic initiatives;

•	operational or risk management failures;

•	breaches of security or failures of our technology systems due to technological, cybersecurity threats or other factors;

•	the occurrence of natural or man-made disasters or conflicts or terrorist attacks disrupting the economy or our ability to operate;

•	the adequacy of our risk management programs;

•	adverse judicial proceedings;

•	increased competitive pressure due to consolidation;

•	our ability to attract and/or retain talented executives and employees;

•	our ability to effectively sell additional products or services to new or existing customers;

•	our ability to manage our reputational risks;

•	unanticipated adverse effects of acquisitions and dispositions of assets, business units or affiliates; and

•	other risks and uncertainties discussed in Part 1, Item 1. Business under the heading “Supervision and Regulation” and Item 1A. Risk Factors, each in our 2012 Form 10-K.

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

Economic overview

The economy grew at a significantly slower pace in the second quarter of 2013, as consumer spending weakened and multiple factors subtracted from GDP. Manufacturing took a step back, with business conditions softening and production slowing sharply. Most metrics recovered somewhat in June which may indicate that the decline will be temporary. The trade deficit widened in the second quarter, as exports weakened and imports gained strength, resulting in a net drag on growth. While sequestration has had less of an impact than expected, federal outlays posted another sharp decline and government spending subtracted from GDP for the third consecutive quarter.

As noted, the slower pace of growth in consumption was an important factor weighing on GDP. Weakness was due in part to a significant decline in spending on utilities, primarily resulting from the surge in cold weather-related spending that occurred in the first quarter of 2013. Consistent with much of the recovery to date, spending on durable goods led gains, with strength concentrated in autos. Vehicle sales averaged 15.3 million units in the second quarter, in-line with the first quarter of 2013, but surged to 15.9 million units in June. Retail sales excluding autos were fairly weak, averaging growth of just 0.1% per month, down from 0.3% in the first quarter. Consumer confidence improved further in the second quarter of 2013, benefiting from strong gains in equity prices and continued progress in housing. The Conference Board measure of confidence ended the quarter at 81.4%, up nearly 20 points from the March reading of 61.9%. Energy prices were somewhat volatile through the second quarter of 2013, but inflation trended lower, providing another boost to confidence and consumption. Core personal consumption expenditures were up just 1.1% year-over-year as of May 2013.

In spite of this sluggish economic backdrop, the labor market continued its recovery, with 589,000 jobs added in the second quarter of 2013 (broadly in-line with performance over the past several quarters). Gains, however, remain concentrated in lower wage and part-time employment, which is keeping downward pressure on wage growth. Unemployment was unchanged at 7.6%, as an expanding labor force offset growth in household employment. Participation remains disconcertingly low, but did move a bit higher in June 2013 to 63.5%.

The housing market made further progress in the second quarter of 2013, despite a modest retreat in housing starts. As of May 2013, sales were up over 15% year-over-year for existing homes and 38% for new homes. Driven by continued improvement in demand and tight inventories, price appreciation accelerated, with the CoreLogic Home Price Index up 12.2% year-over-year in May Investors have played an important role, helping to clear inventory and attract primary buyers in the most distressed markets. In June 2013, housing starts totaled 836,000, well below the March 2013 total of one million, but still up 10% year-over-year. The volatile multifamily segment is largely to blame for the decline in housing starts quarter-over-quarter.

Speculation around the potential Federal Reserve tapering of asset purchases drove interest rates sharply higher in May and June. The yield on the 10-year U.S. Treasury started the quarter at just 1.87%, and ended the quarter 65 basis points higher, at 2.52%. The content and tone of Federal Reserve communications were a significant factor, with rates rising far more than the economic data would suggest.

Long-term financial goals

Our long-term financial goals are as follows:

¿	Target a loan-to-core deposit ratio range of 90% to 100%;

¿	Maintain a moderate risk profile by targeting a net charge-off ratio range of .40% to .60%;

¿	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and ratio of noninterest income to total revenue of greater than 40%;

¿	Create positive operating leverage and target a cash efficiency ratio in the range of 60% to 65%; and

¿	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 3 shows the evaluation of our long-term financial goals for the second quarter of 2013.

Figure 3. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics(a)	2Q13	2013	Targets	Action Plans
Core funded	Loan to deposit ratio (b)	84%	84%	90-100%	¡Use integrated model to grow relationships and loans ¡Improve deposit mix
Maintain a moderate risk profile	NCOs to average loans	.34%	.36%	.40-.60%	¡Focus on relationship clients ¡Exit noncore portfolios ¡Limit concentrations ¡Focus on risk-adjusted returns
	Provision to average loans	.21%	.32%
Growing high quality, diverse revenue streams	Net interest margin	3.13%	3.18%	> 3.50%	¡Improve funding mix ¡Focus on risk-adjusted returns ¡Grow client relationships ¡Capitalize on Key’s total client solutions and cross-selling capabilities
	Noninterest income to total revenue	42%	42%	> 40%
Creating positive operating leverage	Cash efficiency ratio (c)	69%	68%	60 - 65%	¡Improve efficiency and effectiveness ¡Better utilize technology ¡Change cost base to more variable from fixed
	Adj. cash efficiency ratio (ex. Efficiency initiative charges) (c)	65%	65%
Executing our strategies	Return on average assets	.95%	.97%	1.00-1.25%	¡Execute our client insight-driven relationship model ¡Focus on operating leverage ¡Improved funding mix with lower cost core deposits

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

(c)	Excludes intangible asset amortization; Non-GAAP measure: see Figure 8 for reconciliation

Strategic developments

We initiated the following actions during the first six months of 2013 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 41 of our 2012 Form 10-K.

¿	As previously reported, on February 21, 2013, we announced an agreement to sell our investment management subsidiary, Victory Capital Management, and our broker-dealer affiliate, Victory Capital Advisors, to a private equity fund. The after-tax realized gain which was originally estimated to be $145 million to $155 million is now expected to be in the range of $100 million to $115 million. The cash portion of the gain will be between $75 million and $90 million. The difference from the original estimate is due to higher than expected client attrition that has taken place during the consent process. We have received no objection from the Federal Reserve to use the cash portion of the gain for Common Share repurchases. The Board intends to consider these additional Common Share repurchases at its September meeting.

¿	We acquired substantially all third-party commercial loan servicing rights, including CMBS Master, Primary and Special Servicing (as well as Life and other servicing) from Bank of America’s Global Mortgages & Securitized Products business, and entered into a subservicing agreement with Berkadia Commercial Mortgage LLC related to all CMBS Primary Servicing. This acquisition allows us to leverage our existing platform and dramatically changes the competitive profile of our commercial loan servicing business, positioning us as the third largest servicer of commercial and multi-family loans and the fifth largest special servicer of CMBS in the U.S. The initial closing of this transaction occurred in June 2013 with the final closing expected in the third quarter of 2013.

¿	We expanded our mobile offering with the launch of new remote deposit capabilities that add accessibility and functionality for both our consumer and commercial clients.

¿	We continue to make progress on our efficiency initiative. We have realized $171 million in annualized expense savings through the second quarter of 2013, and remain on target to reach our goal of $200 million in annualized savings by the end of 2013. During the second quarter of 2013 we consolidated 33 branches and realigned our Community Bank organization to strengthen our relationship-based business model, while responding to economic factors and evolving client expectations.

¿

As previously reported, on January 7, 2013, we submitted to the Federal Reserve and provided to the OCC under the annual CCAR process our 2013 capital plan. On March 14, the Federal Reserve announced that it did not object to our 2013 capital plan. Accordingly, at its March 2013 meeting, our Board authorized the repurchase of up to $426 million of our Common Shares in the open market or through privately negotiated transactions. During the second quarter we completed $112 million of Common Share repurchases on the open market under our 2013 capital plan. Common Share repurchases under the new 2013 capital plan authorization are expected to be executed through the first quarter of 2014.

¿	Our 2013 capital plan also proposed an increase in our quarterly Common Share dividend from $.05 to $.055 per share. Consistent with the 2013 capital plan, the Board, at its May and July 2013 meetings, declared quarterly dividends of $.055 per Common Share for the second and third quarters of 2013, respectively.

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank.

Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit, investment, lending, and personalized wealth management products and business advisory services. These products and services are provided through our relationship managers and specialists working in our 13-state branch network, which is organized into three internally defined geographic regions: Rocky Mountains and Northwest, Great Lakes, and Northeast.

Figure 4 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 4. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended June 30, 2013 dollars in millions	Rocky Mountains and Northwest	Great Lakes	Northeast	Nonregion (a)	Total

Average deposits	$15,830	$15,587	$16,163	$1,893	$49,473
Percent of total	32.0%	31.5%	32.7%	3.8%	100.0%

Average commercial loans	$5,667	$4,143	$3,057	$2,154	$15,021
Percent of total	37.7%	27.6%	20.4%	14.3%	100.0%

Average home equity loans	$4,716	$2,525	$2,630	$121	$9,992
Percent of total	47.2%	25.3%	26.3%	1.2%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our three Key Community Bank regions.

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

Enhanced prudential standards and early remediation requirements

On January 5, 2012, the Federal Reserve published proposed Regulation YY – Enhanced Prudential Standards – as part of its efforts to implement enhanced prudential standards and early remediation requirements to be imposed upon SIFIs pursuant to the Dodd-Frank Act. It generally applies to SIFIs like KeyCorp and includes a wide range of measures addressing issues such as risk-based capital requirements and leverage limits, liquidity requirements, single-counterparty credit limits, risk management, supervisory and company-run stress testing requirements, and early remediation. On February 22, 2013, the Federal Reserve extended the period for comment on the proposed rule to April 30, 2013. We continue to monitor the implementation of this rule.

Debit card and interchange fees and routing

On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling in NACS v. Board of Governors of the Federal Reserve System, vacating the Federal Reserve’s Final Rule on Debit Card and Interchange Fees and Routing. Retail merchants and merchant groups challenged the Federal Reserve’s final rule, which had allowed debit card issuers to recover from merchants an interchange fee of $.21 per transaction, a fee of five basis points of the value of the transaction and an additional $.01 fraud prevention adjustment. The district court held that this fee structure, and the final rule’s requirements regarding the number of networks over which each debit card transaction can be processed, did not comply with the Durbin Amendment to the Dodd-Frank Act. The district court stayed its ruling until the Federal Reserve issues a new rule, and in the meantime will consider whether the Federal Reserve should provide an interim rule. We continue to monitor these developments.

New regulatory capital rules

In July 2013, the Federal banking regulators approved the final Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). Besides Basel III implementation in the U.S., the Regulatory Capital Rules also address two capital-related provisions of the Dodd-Frank Act: first, the provision requiring that the general risk-based and leverage capital requirements applicable to FDIC-insured deposit institutions that are not “advanced approaches” depository institutions (such as KeyBank) act as a floor for the requirements applicable to all BHCs (such as KeyCorp) as well as to all “advanced approaches” banking organizations; and, second, the provision requiring that references to external credit ratings be removed from the regulators’ rules and replaced with alternative standards of creditworthiness.

The Regulatory Capital Rules are lengthy and complex, and we are evaluating their impact on Key. In general, however, the Regulatory Capital Rules largely adhere to the NPRs as initially proposed in 2012 and replace the regulators’ Basel I-based general rules with a standardized approach based in substantial part upon the standardized approach in Basel II that was never adopted for U.S. banking organizations. The Regulatory Capital Rules also consolidate into a single regulation, with a single set of definitions used with common meanings, the regulators’ existing general risk-based capital rules, advanced approaches risk-based capital rules, leverage capital rules, and market risk rules.

Based on our preliminary analysis, there are at least three noteworthy changes from the NPRs that are in the Regulatory Capital Rules. The first change relates to the treatment of AOCI. This change permits banking organizations not subject to the advanced approaches provisions, such as Key, to make a one-time permanent election to opt-out of the requirement to include all components of AOCI (excluding accumulated net gains and losses on cash flow hedges related to items that are not fair-valued on the balance sheet) in common equity Tier 1 capital. The second change relates to the risk weightings for residential mortgage loans. Unlike the treatment of such loans under the NPRs that would have applied risk weightings to residential mortgages ranging from 35% to 200% based on the loan’s loan-to-value and product features associated with higher risk, the Regulatory Capital Rules retain the current treatment for such exposures (i.e., 50% risk weight for most first-lien exposures that are prudently underwritten and performing according to their original terms and 100% risk weight for other residential mortgage exposures). The third change relates to the treatment of mortgage servicing assets (“MSAs”). Under the NPRs, the amount of a banking organization’s MSAs that could be included in regulatory capital could not exceed

90% of the fair value of its MSAs. If the amount of MSAs included in regulatory capital (after applying the individual 10% and 15% aggregate common equity Tier 1 deduction thresholds) was greater than 90% of the fair value of a banking organization’s MSAs, then the banking organization would have been required to deduct an additional amount of MSAs from regulatory capital until no more than 90% of the fair value of its MSAs was included. This 90% MSA fair value limitation was eliminated in the Regulatory Capital Rules. However, all amounts of MSAs not deducted under the 10% and 15% common equity Tier 1 deduction thresholds and included in regulatory capital must be assigned a 250% risk weight.

While the Regulatory Capital Rules are effective January 1, 2014, the mandatory compliance date for Key as a “standardized approach” banking organization begins on January 1, 2015 and is subject to transitional provisions extending to January 1, 2019.

New Minimum Capital Requirements

Under the Regulatory Capital Rules, banking organizations subject to the standardized approach provisions, like Key, will be required to meet the minimum capital and leverage ratios set forth in Figure 5, below. At June 30, 2013, Key had a Tier 1 common equity ratio of 11.18% under current Basel I. Also at June 30, 2013, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 5.

Figure 5. Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key 6-30-2013 Estimated	Proposed Minimum 1-1-2015	Phase-in Period	Proposed Minimum 1-1-2019
Common Equity Tier 1	10.8%	4.5%	None	4.5%
Capital conservation buffer (a)		—	1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16 - 1/1/19	7.0
Tier 1 Capital	11.1	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		4.5	1/1/16 - 1/1/19	8.5
Total Capital	12.2	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16 - 1/1/19	10.5
Leverage (b)	10.3	4.0	None	4.0

(a)	Capital conservation buffer must consist of Common Equity Tier 1 capital. Key is not subject to the proposed countercyclical capital buffer of up to 2.5% imposed under the advanced approaches portion of the Regulatory Capital Rules.

(b)	Key is not subject to the proposed 3% supplemental leverage ratio requirement imposed under the advanced approaches portion of the Regulatory Capital Rules.

Revised Prompt Corrective Action Standards

Under the Regulatory Capital Final Rules, the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions, such as KeyBank will be revised effective January 1, 2015. Figure 6 identifies the proposed capital category threshold ratios for a well capitalized and an adequately capitalized institution under current law and the Regulatory Capital Rules.

Figure 6. Revised Prompt Corrective Action Well Capitalized and Adequately Capitalized Capital Category Ratios

under the Regulatory Capital Rules

Prompt Corrective Action	Capital Category
	Well Capitalized		Adequately Capitalized
Ratio	Final Rule	Current	Final Rule	Current

Common Equity Tier 1 Risk-Based	6.5%	N/A	4.5%	N/A
Tier 1 Risk-Based	8.0	6.0%	6.0	4.0%
Total Risk-Based	10.0	10.0	8.0	8.0
Tier 1 Leverage	5.0	5.0	4.0	3.0 or 4.0

We believe that, as of June 30, 2013, KeyCorp and KeyBank would meet all capital adequacy requirements under the Regulatory Capital Rules on a fully phased-in basis if such requirements were currently effective. As previously indicated, the prompt corrective action requirements only apply to FDIC-insured depository institutions and not to BHCs. Nevertheless, if such prompt corrective action capital categories applied to BHCs, we believe that KeyCorp would meet all prompt corrective action capital and leverage ratio requirements for a well-capitalized capital category at June 30, 2013, under the Regulatory Capital Rules on a fully phased-in basis if such requirements were currently effective.

New Assessments, Fees and Other Charges

As previously reported, Section 318 of the Dodd-Frank Act requires the Federal Reserve to charge SIFIs and institutions regulated by it new assessments, fees and other charges in connection with their examination, supervision, and regulation of such companies. On April 18, 2013, the Federal Reserve published a proposed rule to establish an annual assessment of SIFIs. The proposed rule outlines how the Federal Reserve would determine which companies are assessed, estimate the total expenses that are necessary or appropriate to carry out its supervisory and regulatory responsibilities for such companies, determine the amount of each company's assessment, and bill for and collect the assessments. Under the proposal, each calendar year would be an assessment period. The Federal Reserve would notify each company of the amount of its assessment no later than July 15 of the year following the assessment period. Payments would be due by September 30. Under the proposal, 2012 would be the first assessment period and payments would not be collected until the rule is finalized. Using the methodologies in the proposal, the Federal Reserve estimates that for 2012 there would be approximately 70 companies assessed and the Federal Reserve would collect a total of approximately $440 million. Key estimates that its initial assessment under the proposed rule would be approximately $1.7—$2.0 million. The comment period on the proposed rule expired on June 16, 2013.

Highlights of Our Performance

Financial performance

For the second quarter of 2013, we announced net income from continuing operations attributable to Key common shareholders of $193 million, or $.21 per Common Share. Our second quarter of 2013 results compare to net income from continuing operations attributable to Key common shareholders of $217 million, or $.23 per Common Share, for the second quarter of 2012.

Our taxable-equivalent net interest income was $586 million for the second quarter of 2013, and the net interest margin was 3.13%. These results compare to taxable-equivalent net interest income of $544 million and a net interest margin of 3.06% for the second quarter of 2012. Net interest income increased $42 million or 7.7% when compared to second quarter of 2012. Recognizing that asset yields remain under pressure and given our higher levels of liquidity, we expect the net interest margin to experience modest pressure in the range of one to three basis points per quarter in the second half of the year.

Our noninterest income was $429 million for the second quarter of 2013, compared to $457 million for the year-ago quarter. Operating lease income and other leasing gains decreased $39 million primarily due to a $31 million gain on the early terminations of leveraged leases one year ago, and net gains (losses) from principal investing decreased by $17 million. These decreases were partially offset by increases in investment banking and debt placement fees and cards and payments income of $11 million each, and an increase in trust and investment services income of $10 million.

Our noninterest expense was $711 million for the second quarter of 2013, compared to $693 million for the same period last year. Personnel expense increased $29 million due to an increase in severance expense primarily associated with our efficiency initiative and higher incentive compensation expense accruals. Nonpersonnel expense decreased $11 million from one year ago. Business services and professional fees declined $14 million, and marketing expense and OREO expense each decreased $6 million. These declines were partially offset by an increase in net occupancy of $10 million primarily due to charges related to the consolidation of 33 branches during the second quarter of 2013. Intangible asset amortization on credit cards and other intangible asset amortization associated with the third quarter 2012 acquisitions of the credit card portfolio and 37 branches in Western New York also increased $9 million in total.

We continue to make progress on our efficiency initiative. We have realized $171 million in annualized expense savings through the second quarter of 2013, and remain on target to reach our goal of $200 million in annualized savings by the end of 2013. During the second quarter of 2013, we consolidated 33 branches and realigned our Community Bank organization around our core relationship strategy to drive profitability.

Average loans were $52.7 billion for the second quarter of 2013, an increase of $3.3 billion or 6.6% compared to the second quarter of 2012. Commercial, financial and agricultural loans grew by $2.9 billion over the year-ago quarter, with strong growth across Key’s business segments. In addition, the third quarter 2012 credit card portfolio and Western New York branch acquisitions added $1 billion of mostly consumer loans. This growth was partially offset by declines in the commercial real estate portfolio, the equipment lease portfolio, which included the early termination of certain leveraged leases in the exit portfolio in 2012, and run-off of consumer loans in the designated exit portfolio. Our outlook for loan growth remains positive and consistent with our prior guidance of mid-single digit growth for the year driven by commercial, financial and agricultural loans. We anticipate average earning assets for the balance of 2013 to be relatively flat with the second quarter 2013 level of $75.2 billion.

Average deposits, excluding deposits in foreign office, totaled $64.9 billion for the second quarter of 2013, an increase of $4.6 billion compared to the year-ago quarter. The growth reflects an increase in demand deposits of $2.7 billion and interest-bearing non-time deposits of $4.2 billion (including the impact of Key’s third quarter 2012 Western New York branch acquisition, which added $2 billion of mostly interest-bearing nontime deposits). This deposit growth was partially offset by $2.3 billion of run-off from one year ago in certificates of deposit and other time deposits.

Our provision for loan and lease losses was $28 million for the second quarter of 2013, compared to $21 million for the year-ago quarter. Our allowance for loan and lease losses was $876 million, or 1.65% of total period-end loans at June 30, 2013, compared to 1.79% at June 30, 2012.

At June 30, 2013, our nonperforming loans totaled $652 million and represented 1.23% of period-end portfolio loans, compared to 1.32% at June 30, 2012. Nonperforming assets at June 30, 2013, totaled $693 million and represented 1.30% of period-end portfolio loans and OREO and other nonperforming assets, compared to 1.51% at June 30, 2012. OREO balances declined $10 million from one year ago to $18 million at June 30, 2013.

Our capital ratios remain strong. Our tangible common equity, Tier 1 common equity and Tier 1 risk-based capital ratios at June 30, 2013, are 9.96%, 11.18%, and 11.93%, respectively, compared to 10.44%, 11.63%, and 12.45%, respectively, at June 30, 2012. We have continued to return capital to our shareholders by repurchasing Common Shares and through our quarterly Common Share dividend. In the second quarter, we repurchased $112 million of Common Shares under our 2013 capital plan.

Figure 7 shows our continuing and discontinued operating results for the current, past and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 7. Results of Operations

	Three months ended			Six months ended
in millions, except per share amounts	6-30-13	3-31-13	6-30-12	6-30-13	6-30-12

Summary of operations
Income (loss) from continuing operations attributable to Key	$199	$201	$222	$400	$423
Income (loss) from discontinued operations, net of taxes (a)	5	3	14	8	13

Net income (loss) attributable to Key	$204	$204	$236	$408	$436

Income (loss) from continuing operations attributable to Key	$199	$201	$222	$400	$423
Less: Dividends on Series A Preferred Stock	6	5	5	11	11

Income (loss) from continuing operations attributable to Key common shareholders	193	196	217	389	412
Income (loss) from discontinued operations, net of taxes (a)	5	3	14	8	13

Net income (loss) attributable to Key common shareholders	$198	$199	$231	$397	$425

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.21	$.21	$.23	$.42	$.43
Income (loss) from discontinued operations, net of taxes (a)	.01	—	.01	.01	.01

Net income (loss) attributable to Key common shareholders (c)	$.22	$.21	$.24	$.43	$.45

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank National Association. In February 2013, we announced an agreement to sell Victory to a private equity fund. As a result of these decisions, Key has accounted for these businesses as discontinued operations. The income (loss) from discontinued operations for the periods presented was primarily attributable to fair value adjustments related to the education lending securitization trusts.

(b)	EPS may not foot due to rounding.

Figure 8 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity” and “Tier 1 common equity.” Tier 1 common equity, a non-GAAP financial measure, is a component of Tier 1 risk-based capital. Tier 1 common equity is not formally defined by GAAP or prescribed in amount by federal banking regulations applicable to us before January 1, 2015. However, since analysts and banking regulators may assess our capital adequacy using tangible common equity and Tier 1 common equity, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 8 also reconciles the GAAP performance measures to the corresponding non-GAAP measures.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. The newly adopted Regulatory Capital Rules, described in more detail under the section “Supervision and regulation” of this report, also make Tier 1 common equity a priority. The Regulatory Capital Rules change the regulatory capital standards that apply to BHCs by phasing out the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. By 2016, our trust preferred securities will only be included in Tier 2 capital.

The table also shows the computation for pre-provision net revenue, which is not formally defined by GAAP. We believe that eliminating the effects of the provision for loan and lease losses makes it easier to analyze our results by presenting them on a more comparable basis.

The cash efficiency ratio and adjusted cash efficiency ratio are ratios of two non-GAAP performance measures. As such, there are no directly comparable GAAP performance measures. The cash efficiency ratio performance measure removes the impact of our intangible asset amortization from the calculation. The adjusted cash efficiency ratio further removes the impact of the efficiency initiative charges. We believe these ratios provide greater consistency and comparability between our results and those of our peer banks. Additionally, these ratios are used by analysts and investors as they develop earnings forecasts and peer bank analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 8. GAAP to Non-GAAP Reconciliations

		Three months ended
dollars in millions		6-30-13	12-31-12	6-30-12

Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$10,229	$10,271	$10,155
Less:	Intangible assets (a)	1,021	1,027	932
	Preferred Stock, Series A (d)	282	291	291

	Tangible common equity (non-GAAP)	$8,926	$8,953	$8,932

Total assets (GAAP)		$90,639	$89,236	$86,523
Less:	Intangible assets (a)	1,021	1,027	932

	Tangible assets (non-GAAP)	$89,618	$88,209	$85,591

Tangible common equity to tangible assets ratio (non-GAAP)		9.96%	10.15%	10.44%

Tier 1 common equity at period end
Key shareholders' equity (GAAP)		$10,229	$10,271	$10,155
Qualifying capital securities		339	339	339
Less:	Goodwill	979	979	917
	Accumulated other comprehensive income (loss) (b)	(359)	(172)	(109)
	Other assets (c)	101	114	71

	Total Tier 1 capital (regulatory)	9,226	9,689	9,615
Less:	Qualifying capital securities	339	339	339
	Preferred Stock, Series A (d)	282	291	291

	Total Tier 1 common equity (non-GAAP)	$9,225	$9,059	$8,985

Net risk-weighted assets (regulatory) (c)		$82,528	$79,734	$77,236

Tier 1 common equity ratio (non-GAAP)		11.18%	11.36%	11.63%

Pre-provision net revenue
Net interest income (GAAP)		$581	$601	$538
Plus:	Taxable-equivalent adjustment	5	6	6
	Noninterest income	429	439	457
Less:	Noninterest expense	711	734	693

Pre-provision net revenue from continuing operations (non-GAAP)		$304	$312	$308

Average tangible common equity
Average Key shareholders’ equity (GAAP)		$10,314	$10,261	$10,100
Less:	Intangible assets (average) (e)	1,023	1,030	931
	Preferred Stock, Series A (average)	291	291	291

	Average tangible common equity (non-GAAP)	$9,000	$8,940	$8,878

Return on average tangible common equity from continuing operations
Income (loss) from continuing operations attributable to Key common shareholders		$193	$190	$217
Average tangible common equity (non-GAAP)		9,000	8,940	8,878

Return on average tangible common equity from continuing operations (non-GAAP)		8.60%	8.45%	9.83%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders		$198	$197	$231
Average tangible common equity (non-GAAP)		9,000	8,940	8,878

Return on average tangible common equity consolidated (non-GAAP)		8.82%	8.77%	10.46%

Cash efficiency ratio
Noninterest expense (GAAP)		$711	$734	$693
Less:	Intangible asset amortization on credit cards	7	8	—
	Other intangible asset amortization	3	4	1

	Adjusted noninterest expense (non-GAAP)	$701	$722	$692

Net interest income (GAAP)		$581	$601	$538
Plus:	Taxable-equivalent adjustment	5	6	6
	Noninterest income (GAAP)	429	439	457

	Total taxable-equivalent revenue (non-GAAP)	$1,015	$1,046	$1,001

Cash efficiency ratio (non-GAAP)		69.06%	69.02%	69.13%

Adjusted cash efficiency ratio net of efficiency initiative charges
Adjusted noninterest expense (non-GAAP)		$701	$722	$692

Less:	Efficiency initiative charges (non-GAAP)	37	16	—

	Net adjusted noninterest expense (non-GAAP)	$664	$706	$692

Total taxable-equivalent revenue (non-GAAP)		$1,015	$1,046	$1,001

Adjusted cash efficiency ratio net of efficiency initiative charges (non-GAAP)		65.42%	67.50%	69.13%

Figure 8. GAAP to Non-GAAP Reconciliations, continued

Three months ended
dollars in millions	6-30-13

Tier 1 common equity under the Regulatory Capital Rules (estimates)

Tier 1 common equity under current regulatory rules	$9,226
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Deferred tax assets and other (f)	(62)

Tier 1 common equity anticipated under the Regulatory Capital Rules (h)	$9,164

Net risk-weighted assets under current regulatory rules	$82,528
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Loan commitments less than one year	826
Past due loans	253
Mortgage servicing assets (h)	487
Deferred tax assets (h)	279
Other	1,029

Total risk-weighted assets anticipated under the Regulatory Capital Rules (g)	$85,402

Tier 1 common equity ratio under the Regulatory Capital Rules	10.73%

		Six months ended
dollars in millions		6-30-13	6-30-12

Pre-provision net revenue
Net interest income (GAAP)		$1,164	$1,091
Plus:	Taxable-equivalent adjustment	11	12
	Noninterest income (GAAP)	854	899
Less:	Noninterest expense (GAAP)	1,392	1,372

Pre-provision net revenue from continuing operations (non-GAAP)		$637	$630

Average tangible common equity
Average Key shareholders' equity		$10,297	$10,046
Less:	Intangible assets (average) (i)	1,025	932
	Preferred Stock, Series A (average)	291	291

	Average tangible common equity (non-GAAP)	$8,981	$8,823

Return on average tangible common equity from continuing operations
Income (loss) from continuing operations attributable to Key common shareholders		$389	$412
Average tangible common equity (non-GAAP)		8,981	8,823

Return on average tangible common equity from continuing operations (non-GAAP)		8.73%	9.39%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders		$397	$425
Average tangible common equity (non-GAAP)		8,981	8,823

Return on average tangible common equity consolidated (non-GAAP)		8.91%	9.69%

Cash efficiency ratio
Noninterest expense (GAAP)		$1,392	$1,372
Less:	Intangible asset amortization on credit cards	15	—
	Other intangible asset amortization	7	2

	Adjusted noninterest expense (non-GAAP)	$1,370	$1,370

Net interest income (GAAP)		$1,164	$1,091
Plus:	Taxable-equivalent adjustment	11	12
	Noninterest income	854	899

	Total taxable-equivalent revenue (non-GAAP)	$2,029	$2,002

Cash efficiency ratio (non-GAAP)		67.52%	68.43%
Adjusted cash efficiency ratio net of efficiency initiative charges
Adjusted noninterest expense (non-GAAP)		$1,370	$1,370
Less:	Efficiency initiative charges (non-GAAP)	52	—

	Net adjusted noninterest expense (non-GAAP)	$1,318	$1,370

Total taxable-equivalent revenue (non-GAAP)		$2,029	$2,002

Adjusted cash efficiency ratio net of efficiency initiative charges (non-GAAP)		64.96%	68.43%

(a)	Three months ended June 30, 2013 and December 31, 2012 exclude $107 million and $123 million, respectively, of period end purchased credit card receivable intangible assets.

(b)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(c)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at June 30, 2013, December 31, 2012, and June 30, 2012.

(d)	Net of capital surplus for the three months ended June 30, 2013.

(e)	Three months ended June 30, 2013, and December 31, 2012 exclude $110 million and $126 million, respectively, of average ending purchased credit card receivable intangible assets.

(f)	Includes the deferred tax asset subject to future taxable income for realization, primarily tax credit carryforwards.

(g)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); Key is subject to the Regulatory Capital Rules under the “standardized approach.”

(h)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

(i)	Six months ended June 30, 2013 excludes $114 million of average ending purchased credit card receivable intangible assets.

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

Taxable-equivalent net interest income was $586 million for the second quarter of 2013, and the net interest margin was 3.13%. These results compare to taxable-equivalent net interest income of $544 million and a net interest margin of 3.06% for the second quarter of 2012. The increase in the net interest margin was primarily a result of a change in funding mix from the redemption of certain trust preferred securities, maturity of long-term debt, and maturity of higher-costing certificates of deposit over the past year.

Compared to the first quarter of 2013, taxable-equivalent net interest income decreased by $3 million, and the net interest margin declined by 11 basis points. The decrease in net interest income was primarily due to lower replacement yields on new loans and investments as compared to the yield on maturing loans and investments. This decline was partially offset by an increase in average earning asset balances and a higher day count in the second quarter. The decline in the net interest margin was largely attributable to a six basis point impact from lower loan yields and fees as well as a five basis point impact from higher levels of liquidity and securities. The net interest margin was also negatively impacted by approximately two basis points from the termination and maturity of $4.4 billion of interest rate swaps that were not replaced, as Key continues to increase its asset sensitivity to be better positioned for a rise in short-term interest rates.

Average earning assets for the second quarter of 2013 totaled $75.2 billion, compared to $71.9 billion for the second quarter of 2012. The increase was primarily attributable to commercial, financial and agricultural loans, which grew by $2.9 billion from the year-ago quarter. In addition, the credit card portfolio and Western New York branch acquisitions in the third quarter of 2012 added $1 billion of mostly consumer loans. This growth was partially offset by managed declines in the commercial real estate portfolio, the commercial lease financing portfolio, which included the early termination of certain leveraged leases in the exit portfolio in 2012, and run-off of consumer loans in the designated exit portfolio.

As shown in Figure 9, the yield was impacted by lower spreads on commercial loans, lower security yields, and an increase in lower yielding short-term investments.

Figure 9. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	Second Quarter 2013					First Quarter 2013
dollars in millions	Average Balance		Interest	(a)	Yield/ Rate (a)	Average Balance		Interest	(a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural	$23,480	(d)	$212		3.63%	$23,317	(d)	$218		3.78%
Real estate — commercial mortgage	7,494		78		4.14	7,616		79		4.24
Real estate — construction	1,049		11		4.30	1,034		11		4.27
Commercial lease financing	4,747		48		3.96	4,843		47		3.92
Total commercial loans	36,770		349		3.80	36,810		355		3.92
Real estate — residential mortgage	2,176		24		4.53	2,173		25		4.58
Home equity:
Key Community Bank	9,992		98		3.93	9,787		96		3.97
Other	389		7		7.66	413		8		7.70
Total home equity loans	10,381		105		4.07	10,200		104		4.12
Consumer other — Key Community Bank	1,392		26		7.35	1,343		25		7.58
Credit cards	697		20		11.91	704		22		12.61
Consumer other:
Marine	1,206		20		6.24	1,311		20		6.29
Other	74		1		8.58	85		2		7.98
Total consumer other	1,280		21		6.37	1,396		22		6.39
Total consumer loans	15,926		196		4.94	15,816		198		5.00
Total loans	52,696		545		4.15	52,626		553		4.26
Loans held for sale	513		5		3.93	469		4		3.27
Securities available for sale (b), (e)	13,296		79		2.47	12,065		81		2.74
Held-to-maturity securities (b)	4,144		20		1.87	3,816		18		1.94
Trading account assets	749		4		2.31	710		6		3.44
Short-term investments	2,722		1		.23	2,999		2		.22
Other investments (e)	1,048		8		2.61	1,059		9		3.59
Total earning assets	75,168		662		3.54	73,744		673		3.67
Allowance for loan and lease losses	(890)					(896)
Accrued income and other assets	9,770					9,867
Discontinued assets	5,096					5,216
Total assets	$89,144					$87,931

LIABILITIES
NOW and money market deposit accounts	$32,849		14		.17	$31,946		14		.18
Savings deposits	2,545		—		.04	2,473		1		.05
Certificates of deposit ($100,000 or more) (f)	2,975		13		1.79	2,911		14		1.99
Other time deposits	4,202		14		1.35	4,451		16		1.42
Deposits in foreign office	573		1		.24	454		—		.25
Total interest-bearing deposits	43,144		42		.39	42,235		45		.43
Federal funds purchased and securities sold under repurchase agreements	1,845		—		.14	1,913		1		.15
Bank notes and other short-term borrowings	367		2		1.84	387		1		1.75
Long-term debt (f), (g)	4,401		32		3.25	4,671		37		3.51
Total interest-bearing liabilities	49,757		76		.62	49,206		84		.70
Noninterest-bearing deposits	22,297					21,400
Accrued expense and other liabilities	1,653					1,799
Discontinued liabilities(g)	5,089					5,213
Total liabilities	78,796					77,618
EQUITY
Key shareholders’ equity	10,314					10,279
Noncontrolling interests	34					34
Total equity	10,348					10,313
Total liabilities and equity	$89,144					$87,931

Interest rate spread (TE)					2.92%					2.97%
Net interest income (TE) and net interest margin (TE)			586		3.13%			589		3.24%

TE adjustment (b)			5					6
Net interest income, GAAP basis			$581					$583

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Commercial, financial, and agricultural average balance for the three months ended June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012 includes $96 million, $91 million, $90 million, and $54 million, respectively, of assets from commercial credit cards.

Figure 9. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

Fourth Quarter 2012					Third Quarter 2012					Second Quarter 2012
Average				Yield/	Average				Yield/	Average			Yield/
Balance		Interest	(a)	Rate (a)	Balance		Interest	(a)	Rate (a)	Balance	Interest	(a)	Rate (a)

$22,436	(d)	$213		3.77%	$21,473	(d)	$203		3.76%	$20,606	$196		3.82%
7,555		82		4.35	7,463		83		4.40	7,613	85		4.50
1,070		14		4.94	1,116		12		4.55	1,216	14		4.64
4,869		49		4.01	5,026		39		3.13	5,226	45		3.45

35,930		358		3.96	35,078		337		3.83	34,661	340		3.94
2,164		26		4.70	2,092		25		4.80	1,990	24		4.91

9,807		98		3.99	9,734		99		4.02	9,359	94		4.04
411		9		8.23	468		9		7.73	493	9		7.66

10,218		107		4.16	10,202		108		4.19	9,852	103		4.23
1,339		32		9.63	1,297		32		9.65	1,247	29		9.20
714		23		13.15	432		17		15.38	—	—		—

1,403		22		6.16	1,493		22		6.28	1,595	26		6.29
91		1		8.25	101		3		8.02	101	2		8.49

1,494		23		6.29	1,594		25		6.39	1,696	28		6.42

15,929		211		5.30	15,617		207		5.26	14,785	184		4.99

51,859		569		4.37	50,695		544		4.27	49,446	524		4.26
618		5		3.47	532		5		3.28	585	5		3.43
11,980		84		2.95	12,608		94		3.07	13,865	105		3.13
4,036		19		1.94	4,251		21		1.94	3,493	17		1.98
606		3		1.91	693		4		2.10	768	5		3.01
2,090		2		.27	1,868		1		.24	2,608	2		.29
1,088		12		4.05	1,134		8		3.01	1,177	10		3.21

72,277		694		3.85	71,781		677		3.78	71,942	668		3.74
(898)					(883)					(928)
9,878					9,907					9,866
5,350					5,471					5,673

$86,607					$86,276					$86,553

$31,058		14		.18	$30,176		14		.19	$29,106	13		.18
2,408		—		.06	2,378		1		.06	2,085	—		.03
2,992		16		2.15	3,420		22		2.53	3,858	27		2.85
4,714		18		1.52	5,158		23		1.76	5,645	30		2.13
874		1		.21	666		—		.21	759	1		.24

42,046		49		.47	41,798		60		.57	41,453	71		.69
1,702		1		.16	1,822		1		.17	1,880	1		.20
306		2		1.97	390		1		1.53	468	2		1.80
3,301		35		4.84	3,793		37		4.43	5,463	50		4.01

47,355		87		.73	47,803		99		.83	49,264	124		1.02
21,889					20,878					19,610
1,747					1,900					1,902
5,321					5,449					5,658

76,312					76,030					76,434

10,261					10,222					10,100
34					24					19

10,295					10,246					10,119

$86,607					$86,276					$86,553

				3.12%					2.95%				2.72%

		607		3.37%			578		3.23%		544		3.06%

		6					6				6

		$601					$572				$538

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 10 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 10. Components of Net Interest Income Changes from Continuing Operations

	From three months ended June 30, 2012 to three months ended June 30, 2013				From six months ended June 30, 2012 to six months ended June 30, 2013
in millions	Average Volume	Yield/ Rate	Net Change	(a)	Average Volume	Yield/ Rate	Net Change	(a)

INTEREST INCOME
Loans	$34	$(13)	$21		$68	$(36)	$32
Loans held for sale	(1)	1	—		(2)	1	(1)
Securities available for sale	(4)	(22)	(26)		(26)	(35)	(61)
Held-to-maturity securities	3	—	3		11	(2)	9
Trading account assets	—	(1)	(1)		(1)	—	(1)
Short-term investments	—	(1)	(1)		1	(1)	—
Other investments	(1)	(1)	(2)		(2)	1	(1)

Total interest income (TE)	31	(37)	(6)		49	(72)	(23)

INTEREST EXPENSE
NOW and money market deposit accounts	2	(1)	1		3	(3)	—
Savings deposits	—	—	—		—	1	1
Certificates of deposit ($100,000 or more)	(5)	(9)	(14)		(12)	(17)	(29)
Other time deposits	(7)	(9)	(16)		(14)	(19)	(33)

Total interest-bearing deposits	(10)	(19)	(29)		(23)	(38)	(61)
Federal funds purchased and securities sold under repurchase agreements	—	(1)	(1)		—	(1)	(1)
Bank notes and other short-term borrowings	—	—	—		(1)	—	(1)
Long-term debt	(9)	(9)	(18)		(20)	(12)	(32)

Total interest expense	(19)	(29)	(48)		(44)	(51)	(95)

Net interest income (TE)	$50	$(8)	$42		$93	$(21)	$72

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 11, noninterest income was $429 million for the second quarter of 2013, compared to $457 million for the year-ago quarter, a decrease of $28 million, or 6.1%. Operating lease income and other leasing gains decreased $39 million primarily due to a $31 million gain on the early terminations of leveraged leases one year ago, and net gains (losses) from principal investing decreased by $17 million. These decreases were partially offset by increases in investment banking and debt placement fees and cards and payments income of $11 million each, and the increase in trust and investment services income of $10 million.

For the six months ended June 30, 2013, noninterest income decreased $45 million, or 5.0% from the same period one year ago. Operating lease income and other leasing gains decreased $68 million primarily due to a $51 million gain on the early terminations of leveraged leases in the prior year. Net gains (losses) from principal investing also declined $44 million. These decreases were partially offset by increases in investment banking and debt placement fees of $29 million, cards and payments income of $19 million, trust and investment services income of $9 million, and other income of $12 million.

Figure 11. Noninterest Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent

Trust and investment services income	$100	$90	$10	11.1%	$195	$186	$9	4.8%
Investment banking and debt placement fees	84	73	11	15.1	163	134	29	21.6
Service charges on deposit accounts	71	70	1	1.4	140	138	2	1.4
Operating lease income and other leasing gains	19	58	(39)	(67.2)	42	110	(68)	(61.8)
Corporate services income	43	44	(1)	(2.3)	88	88	—	—
Cards and payments income	42	31	11	35.5	79	60	19	31.7
Corporate-owned life insurance income	31	30	1	3.3	61	60	1	1.7
Consumer mortgage income	6	9	(3)	(33.3)	13	18	(5)	(27.8)
Net gains (losses) from principal investing	7	24	(17)	(70.8)	15	59	(44)	(74.6)
Other income (a)	26	28	(2)	(7.1)	58	46	12	26.1

Total noninterest income	$429	$457	$(28)	(6.1)%	$854	$899	$(45)	(5.0)%

(a)	Included in this line item is Key’s “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 12.

Figure 12. Dealer Trading and Derivatives Income (Loss)

	Three months ended June 30,		Change			Six months ended June 30,		Change
dollars in millions	2013	2012	Amount	Percent		2013	2012	Amount	Percent

Dealer trading and derivatives income (loss), proprietary (a), (b)	$(5)	$(8)	$3	N/M	%	$(5)	$(5)	—	—
Dealer trading and derivatives income (loss), nonproprietary (b)	7	6	1	16.7		17	12	$5	41.7%

Total dealer trading and derivatives income (loss)	$2	$(2)	$4	N/M	%	$12	$7	$5	71.4%

(a)	For the quarter ended June 30, 2013, income of $2 million related to foreign exchange, interest rate, and energy derivative trading was offset by losses related to fixed income, equity securities trading, and credit portfolio management activities. For the quarter ended June 30, 2012, fixed income and equity securities trading activities constitute the majority of this amount. Income related to foreign exchange, interest rate derivative trading, and credit portfolio management was less than $1 million.

(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key's clients rather than based upon the proposed rulemaking under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule and the rules proposed thereunder are not yet final. Therefore, the ultimate impact of the rules proposed under the Volcker Rule is not yet known.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is our largest source of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 13. For the three and six months ended June 30, 2013, trust and investment services income increased $10 million, or 11.1% and $9 million, or 4.8%, respectively, as compared to the same periods one year ago.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2013, our bank, trust and registered investment advisory subsidiaries had assets under management of $35.5 billion, compared to $35.1 billion at June 30, 2012. As shown in Figure 13, an increase in the equity portfolio was partially offset by decreases in the securities lending, fixed income, and money market portfolios. Our securities lending business has been declining due to our de-emphasis of this business resulting in lower transaction volumes, client departures, and fewer assets under management.

Figure 13. Assets Under Management

	2013		2012
in millions	Second	First	Fourth	Third	Second

Assets under management by investment type:
Equity	$19,658	$19,659	$18,013	$18,266	$17,886
Securities lending	3,202	2,879	3,147	3,900	4,292
Fixed income	10,066	10,697	10,872	10,621	10,280
Money market	2,618	2,479	2,712	2,800	2,690

Total	$35,544	$35,714	$34,744	$35,587	$35,148

Proprietary mutual funds included in assets under management:
Equity	$—	$40	$38	$40	$39
Fixed income	188	230	244	261	261

Total	$188	$270	$282	$301	$300

Investment banking and debt placement fees

Investment banking and debt placement fees, which consists of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees, increased $11 million, or 15.1% from the year-ago quarter and $29 million, or 21.6%, from the six-month period ended one year ago primarily due to increased levels of debt and equity financings and advisor fees.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $39 million, or 67.2%, for the second quarter of 2013 and $68 million, or 61.8% for the six months ended June 30, 2013 as compared to the same periods one year ago. The decreases were primarily due to gains on the early termination of leveraged leases for the same periods one year ago. Product run-off also contributed to the decline in operating lease income and other leasing gains. Accordingly, as shown in Figure 14, operating lease expense also declined.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $11 million, or 35.5%, from the year-ago quarter and $19 million, or 31.7% for the six months ended June 30, 2013, primarily due to the third quarter 2012 credit card portfolio acquisition.

Other income

Other income, which consists of gain on sale of certain loans; mortgage servicing revenue, net of amortization; other service charges; and certain dealer trading income, decreased $2 million, or 7.1% from the year-ago quarter. Other income increased $12 million, or 26.1%, for the six months ended June 30, 2013 as compared to the same period one year ago due to favorable results across several income categories.

Noninterest expense

As shown in Figure 14, noninterest expense was $711 million for the second quarter of 2013, compared to $693 million for the year-ago quarter, representing an increase of $18 million or 2.6%. Personnel expense increased $29 million due to an increase in severance expense primarily associated with our efficiency initiative and higher incentive compensation accruals. Nonpersonnel expense decreased $11 million from one year ago. Business services and professional fees declined $14 million, and marketing expense and OREO expense each decreased $6 million. These declines were partially offset by an increase in net occupancy of $10 million primarily due to charges related to the consolidation of 33 branches during the second quarter of 2013. Intangible asset amortization on credit cards and other intangible asset amortization associated with the third quarter 2012 acquisitions of the credit card portfolio and 37 branches in Western New York also increased $9 million in total.

The amount of noninterest expense for the second quarter of 2013 attributable to our 2012 acquisitions was $26 million spread across several expense categories, including $3 million of personnel expense, $9 million of intangible asset amortization, and $5 million of loan servicing fees. During the second quarter of 2013, costs associated with our efficiency initiative totaling $37 million were also incurred.

For the six months ended June 30, 2013, noninterest expense increased $20 million, or 1.5% compared to the same period one year ago. Personnel expense increased $48 million due to an increase in severance expense primarily associated with our efficiency initiative, as well as increases due to annual merit and incentive compensation. Nonpersonnel expense decreased $28 million from one year ago. Business services and professional fees declined $16 million, marketing expense decreased $13 million, and OREO expense and operating lease expense were each $9 million lower. These declines were partially offset by an increase in intangible asset amortization of $20 million as a result of the 2012 acquisitions of the credit card portfolio and Western New York branches. Net occupancy also increased $10 million primarily due to charges related to the consolidation of 38 branches during the first half of 2013.

The amount of noninterest expense for the six months ended June 30, 2013, attributable to our 2012 acquisitions was $54 million spread across several expense categories, including $7 million of personnel expense, $20 million of intangible asset amortization, and $10 million of loan servicing fees. For the six months ended June 30, 2013, costs associated with our efficiency initiative totaling $52 million were also incurred.

Figure 14. Noninterest Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent

Personnel	$406	$377	$29	7.7%	$797	$749	$48	6.4%
Net occupancy	72	62	10	16.1	136	126	10	7.9
Computer processing	39	43	(4)	(9.3)	78	84	(6)	(7.1)
Business services and professional fees	37	51	(14)	(27.5)	72	88	(16)	(18.2)
Equipment	27	27	—	—	53	53	—	—
Operating lease expense	11	15	(4)	(26.7)	23	32	(9)	(28.1)
Marketing	11	17	(6)	(35.3)	17	30	(13)	(43.3)
FDIC assessment	8	8	—	—	16	16	—	—
Intangible asset amortization on credit cards	7	—	7	N/M	15	—	15	N/M
Other intangible asset amortization	3	1	2	200.0	7	2	5	250.0
Provision (credit) for losses on lending-related commitments	5	6	(1)	(16.7)	8	6	2	33.3
OREO expense, net	1	7	(6)	(85.7)	4	13	(9)	(69.2)
Other expense	84	79	5	6.3	166	173	(7)	(4.0)

Total noninterest expense	$711	$693	$18	2.6%	$1,392	$1,372	$20	1.5%

Average full-time equivalent employees (a)	14,999	15,455	(456)	(3.0)%	15,197	15,430	(233)	(1.5)%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 15, personnel expense, the largest category of our noninterest expense, increased by $29 million, or 7.7%, when compared to the year-ago quarter. Severance expense increased $15 million, or 500% as a result of staff reductions related to our efficiency initiative. Incentive compensation accruals also increased $11 million, or 16.7%. Higher levels of contract labor on technology initiatives resulted in a $6 million, or 46.2% increase. These increases were partially offset by a decrease in stock-based compensation of $4 million, or 30.8%. For the six months ended June 30, 2013, personnel expense increased $48 million, or 6.4% compared to the same period one year ago. Personnel expense increases included incentive compensation accruals of $24 million, or 19%, severance expense of $20 million, or 285.7%, and technology contract labor of $12 million, or 48%. These increases were partially offset by a decrease in stock-based compensation of $7 million, or 26.9% when compared to the same period one year ago.

Figure 15. Personnel Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent

Salaries	$227	$228	$(1)	(.4)%	$449	$447	$2	.4%
Technology contract labor, net	19	13	6	46.2	37	25	12	48.0
Incentive compensation	77	66	11	16.7	150	126	24	19.0
Employee benefits	56	54	2	3.7	115	118	(3)	(2.5)
Stock-based compensation	9	13	(4)	(30.8)	19	26	(7)	(26.9)
Severance	18	3	15	500.0	27	7	20	285.7

Total personnel expense	$406	$377	$29	7.7%	$797	$749	$48	6.4%

Operating lease expense

Operating lease expense decreased $4 million, or 26.7% from the year-ago quarter and $9 million, or 28.1% from the six-month period ended one year ago. These declines were attributable to product run-off. Income related to the rental of leased equipment is presented in Figure 11 as “operating lease income and other leasing gains.”

Intangible asset amortization

Intangible asset amortization increased $9 million compared to the year-ago quarter and $20 million for the six months ended June 30, 2013, as compared to the same period one year ago as a result of the 2012 acquisitions of the credit card portfolio and 37 branches in Western New York.

Other expense

Other expense is comprised of various miscellaneous expense items. The $5 million, or 6.3% increase in the current quarter compared to the year-ago quarter and the $7 million, or 4% decrease in the first six months of 2013 as compared to the same period one year ago reflects fluctuations in several of those line items.

Income taxes

We recorded tax expense from continuing operations of $72 million for the second quarter of 2013, $70 million for the first quarter of 2013 and $54 million for the second quarter of 2012. For the first six months of 2013, we recorded tax expense from continuing operations of $142 million compared to tax expense of $127 million for the same period last year.

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

Figure 16 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and six-month periods ended June 30, 2013 and 2012.

Figure 16. Major Business Segments - Taxable-Equivalent (TE) Revenue from Continuing Operations and Income

(Loss) from Continuing Operations Attributable to Key

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent

REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$555	$537	$18	3.4%	$1,104	$1,069	$35	3.3%
Key Corporate Bank	376	371	5	1.3	756	750	6	.8
Other Segments	86	94	(8)	(8.5)	169	188	(19)	(10.1)

Total Segments	1,017	1,002	15	1.5	2,029	2,007	22	1.1
Reconciling Items	(2)	(1)	(1)	N/M	—	(5)	5	N/M

Total	$1,015	$1,001	$14	1.4%	$2,029	$2,002	$27	1.3%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$36	$54	$(18)	(33.3)%	$68	$111	$(43)	(38.7)%
Key Corporate Bank	117	95	22	23.2	222	186	36	19.4
Other Segments	70	49	21	42.9	138	100	38	38.0

Total Segments	223	198	25	12.6	428	397	31	7.8
Reconciling Items	(24)	24	(48)	N/M	(28)	26	(54)	N/M

Total	$199	$222	$(23)	(10.4)%	$400	$423	$(23)	(5.4)%

Key Community Bank summary of operations

•	Realigned Community Bank structure and organization and closed 33 branches, resulting in expenses of $11 million in the second quarter of 2013
•	Continued credit card penetration and successful integration of branches in Western New York
•	Eight consecutive quarters of average loan growth
•	Core deposits up $3.8 billion, or 9.7%, from the prior year

As shown in Figure 17, Key Community Bank recorded net income attributable to Key of $36 million for the second quarter of 2013, compared to $54 million for the year-ago quarter.

Taxable-equivalent net interest income increased by $1 million, or .3%, from the second quarter of 2012. Average loans and leases grew 10.4% while average deposits increased 3.2% from one year ago. The Western New York branch and credit card portfolio acquisitions contributed $30 million to net interest income, $1 billion to average loans and leases, and $2 billion to deposits. The positive contribution to net interest income from the acquisitions was partially offset by a lower earnings credit applied to deposits in the current period compared to the same period one year ago as a result of the continued low-rate environment.

Noninterest income increased by $17 million, or 9.4%, from the year-ago quarter. Cards and payments income increased $11 million as a result of the third quarter 2012 credit card portfolio acquisition. Trust and investment services income increased $7 million, primarily due to an increase in assets under management resulting from strong market performance and increased production.

The provision for loan and lease losses was a charge of $41 million compared to a credit of $4 million for the second quarter of 2012. Net loan charge-offs, including the 2012 credit card portfolio acquisition, decreased $4 million from the same period one year ago.

Noninterest expense increased by  $1 million, or .2% from the year-ago quarter. Expense reductions resulting from Key’s efficiency initiative substantially offset the increase in expenses associated with our third quarter 2012 Western New York branch and credit card portfolio acquisitions.

Figure 17. Key Community Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$357	$356	$1	.3%	$719	$713	$6	.8%
Noninterest income	198	181	17	9.4	385	356	29	8.1

Total revenue (TE)	555	537	18	3.4	1,104	1,069	35	3.3
Provision (credit) for loan and lease losses	41	(4)	45	N/M	99	—	99	N/M
Noninterest expense	456	455	1	.2	897	892	5	.6

Income (loss) before income taxes (TE)	58	86	(28)	(32.6)	108	177	(69)	(39.0)
Allocated income taxes (benefit) and TE adjustments	22	32	(10)	(31.3)	40	66	(26)	(39.4)

Net income (loss) attributable to Key	$36	$54	$(18)	(33.3)%	$68	$111	$(43)	(38.7)%

AVERAGE BALANCES
Loans and leases	$29,161	$26,413	$2,748	10.4%	$29,069	$26,193	$2,876	11.0%
Total assets	31,570	28,695	2,875	10.0	31,522	28,454	3,068	10.8
Deposits	49,473	47,946	1,527	3.2	49,411	47,723	1,688	3.5

Assets under management at period end	$23,213	$21,116	$2,097	9.9%	$23,213	$21,116	$2,097	9.9%

ADDITIONAL KEY COMMUNITY BANK DATA
	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent

NONINTEREST INCOME
Trust and investment services income	$67	$60	$7	11.7%	$132	$120	$12	10.0%
Services charges on deposit accounts	60	59	1	1.7	118	115	3	2.6
Cards and payments income	37	26	11	42.3	70	51	19	37.3
Other noninterest income	34	36	(2)	(5.6)	65	70	(5)	(7.1)

Total noninterest income	$198	$181	$17	9.4%	$385	$356	$29	8.1%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$26,341	$23,824	$2,517	10.6%	$26,226	$23,445	$2,781	11.9%
Savings deposits	2,536	2,074	462	22.3	2,499	2,031	468	23.0
Certificates of deposits ($100,000 or more)	2,443	3,269	(826)	(25.3)	2,471	3,355	(884)	(26.3)
Other time deposits	4,195	5,629	(1,434)	(25.5)	4,319	5,826	(1,507)	(25.9)
Deposits in foreign office	284	270	14	5.2	277	291	(14)	(4.8)
Noninterest-bearing deposits	13,674	12,880	794	6.2	13,619	12,775	844	6.6

Total deposits	$49,473	$47,946	$1,527	3.2%	$49,411	$47,723	$1,688	3.5%

HOME EQUITY LOANS
Average balance	$9,992	$9,359
Weighted-average loan-to-value ratio (at date of origination)	71%	71%
Percent first lien positions	57	54

OTHER DATA
Branches	1,052	1,062
Automated teller machines	1,359	1,576

Key Corporate Bank summary of operations

•	Investment banking and debt placement fees were up $13 million, or 18.8% from the prior year
•	Average loan balances up 8.6% from the prior year
•	Average deposits up 25.7% from the prior year

As shown in Figure 18, Key Corporate Bank recorded net income attributable to Key of $117 million for the second quarter of 2013, compared to $95 million for the same period one year ago.

Taxable-equivalent net interest income decreased by $1 million, or .5% compared to the second quarter of 2012. Average earning assets increased $1.5 billion, or 7.2%, from the year-ago quarter, driving a $2 million increase in earning asset spread. Average deposit balances increased $3.2 billion, or 25.7%, from the year-ago quarter, driven by the continued execution of health care strategies and increase in public sector deposits. However, these increases in balances were offset by declines in the deposit spread as a result of the continued low-rate environment.

Noninterest income increased by $6 million, or 3.3%, from the second quarter of 2012. Investment banking and debt placement fees increased $13 million, partially offset by a decrease in operating lease income and other leasing gains of $8 million compared to the year-ago quarter.

The provision for loan and lease losses was a credit of $10 million compared to a charge of $4 million for the second quarter of 2012. There were net loan recoveries of $6 million for the second quarter of 2013 compared to net loan charge-offs of $9 million for the same period one year ago.

Noninterest expense decreased by $11 million, or 5.2%, from the second quarter of 2012. This decline was driven by decreases in professional fees, operating lease expense, and the provision (credit) for losses on lending-related commitments compared to the second quarter of 2012.

Figure 18. Key Corporate Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent

SUMMARY OF OPERATIONS
Net interest income (TE)	$189	$190	$(1)	(.5)%	$376	$386	$(10)	(2.6)%
Noninterest income	187	181	6	3.3	380	364	16	4.4

Total revenue (TE)	376	371	5	1.3	756	750	6	.8
Provision (credit) for loan and lease losses	(10)	4	(14)	N/M	(6)	17	(23)	N/M
Noninterest expense	202	213	(11)	(5.2)	412	436	(24)	(5.5)

Income (loss) before income taxes (TE)	184	154	30	19.5	350	297	53	17.8
Allocated income taxes and TE adjustments	67	56	11	19.6	128	108	20	18.5

Net income (loss)	117	98	19	19.4	222	189	33	17.5
Less: Net income (loss) attributable to noncontrolling interests	—	3	(3)	N/M	—	3	(3)	N/M

Net income (loss) attributable to Key	$117	$95	$22	23.2%	$222	$186	$36	19.4%

AVERAGE BALANCES
Loans and leases	$20,133	$18,541	$1,592	8.6%	$20,089	$18,568	$1,521	8.2%
Loans held for sale	466	514	(48)	(9.3)	438	511	(73)	(14.3)
Total assets	23,965	22,709	1,256	5.5	23,915	22,783	1,132	5.0
Deposits	15,606	12,414	3,192	25.7	14,792	11,987	2,805	23.4
Assets under management at period end	$12,331	$14,032	$(1,701)	(12.1)%	$12,331	$14,032	$(1,701)	(12.1)%

ADDITIONAL KEY CORPORATE BANK DATA
	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent

NONINTEREST INCOME
Trust and investment services income	$33	$31	$2	6.5%	$64	$67	$(3)	(4.5)%
Investment banking and debt placement fees	82	69	13	18.8	161	129	32	24.8
Operating lease income and other leasing gains	13	21	(8)	(38.1)	31	45	(14)	(31.1)

Corporate services income	32	34	(2)	(5.9)	63	67	(4)	(6.0)
Service charges on deposit accounts	11	11	—	—	22	23	(1)	(4.3)
Cards and payments income	5	5	—	—	9	11	(2)	(18.2)

Payments and services income	48	50	(2)	(4.0)	94	101	(7)	(28.5)

Other noninterest income	11	10	1	10.0	30	22	8	36.4

Total noninterest income	$187	$181	$6	3.3%	$380	$364	$16	4.4%

Other Segments

Other Segments consist of Corporate Treasury, Community Development, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $70 million for the second quarter of 2013, compared to net income attributable to Key of $49 million for the same period last year. These results were primarily attributable to an increase in net interest income of $44 million and a decrease in the provision for loan and lease losses of $25 million. These improvements were partially offset by a decline in noninterest income of $52 million primarily due to decreases in operating lease income and other leasing gains of $32 million and net gains (losses) from principal investing of $17 million.

Financial Condition

Loans and loans held for sale

At June 30, 2013, total loans outstanding from continuing operations were $53.1 billion, compared to $52.8 billion at December 31, 2012 and $49.6 billion at June 30, 2012. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at June 30, 2013, December 31, 2012, and June 30, 2012, totaled $5.0 billion, $5.2 billion, and $5.5 billion, respectively. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio along with the previously discussed credit card portfolio and branch acquisition. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on pages 119-120 of our 2012 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $37 billion at June 30, 2013, an increase of $2.4 billion, or 7%, compared to June 30, 2012.

Commercial, financial and agricultural. Our commercial, financial and agricultural loans, also referred to as “Commercial and Industrial,” represented 45% of our total loan portfolio at June 30, 2013, 44% at December 31, 2012, and 42% at June 30, 2012, and are the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and are comprised of fixed and variable rate loans to our large, middle market and small business clients.

Figure 19 provides our commercial, financial and agricultural loans by industry classification for the periods ended June 30, 2013, December 31, 2012, and June 30, 2012.

Figure 19. Commercial, Financial and Agricultural Loans

	June 30, 2013		December 31, 2012		June 30, 2012
dollars in millions	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Industry classification:
Services	$5,502	23.2%	$5,610	24.1%	$4,762	22.8%
Manufacturing	4,099	17.3	4,196	18.1	3,749	17.9
Public utilities	1,735	7.3	1,424	6.1	1,135	5.4
Financial services	2,063	8.7	2,236	9.6	2,276	10.9
Wholesale trade	1,929	8.1	1,604	6.9	1,648	7.9
Retail trade	993	4.2	889	3.8	755	3.6
Mining	671	2.8	761	3.3	670	3.2
Dealer floor plan	1,126	4.8	1,216	5.2	1,002	4.8
Property management	810	3.4	798	3.4	624	3.0
Transportation	853	3.6	851	3.7	786	3.7
Building contractors	489	2.1	459	2.0	425	2.0
Agriculture/forestry/fishing	525	2.2	584	2.5	543	2.6
Insurance	170	.7	112	.5	96	.5
Public administration	354	1.5	446	1.9	289	1.4
Communications	204	.9	183	.8	191	.9
Individuals	3	—	1	—	2	—
Other	2,189	9.2	1,872	8.1	1,963	9.4

Total	$23,715	100.0%	$23,242	100.0%	$20,916	100.0%

Commercial, financial and agricultural loans increased $2.8 billion, or 13.4%, from the same period last year with Key Corporate Bank increasing $1.8 billion and Key Community Bank up $1 billion. We have experienced growth in new high credit quality loan commitments, and utilization with clients in our middle market segment, and as well as our Institutional and Capital Markets business. While there was loan growth in most industry classifications compared to the year ago quarter, the most significant growth occurred in the public utilities industry classification, which increased by 52.9%. Our two largest industry classifications—services and manufacturing—increased by 15.5% and 9.3%, respectively, when compared to the year ago quarter. The services and manufacturing industries represented 23.2% and 17.3%, respectively, of the total commercial, financial and agricultural loan portfolio at June 30, 2013, compared to 22.8% and 17.9%, respectively, at June 30, 2012. At the end of each of the quarterly periods provided in Figure 19 above, loans in the services and manufacturing industry classifications accounted for over 40% of our total commercial, financial and agricultural loan portfolio.

Services and manufacturing are focus areas where we maintain dedicated industry verticals that are staffed by relationship managers who possess deep industry experience and knowledge. Our loans in the services classification grew by $740 million, or 15.5%, compared to last year. The growth in the services loan portfolio was largely related to increases in lending to large corporate, middle market, and business banking clients and was partially offset by decreases in loans to clients in private bank and real estate. Loans in the manufacturing classification grew by $350 million, or 9.3%, compared to the same period one year ago. Increases in lending to large corporate, middle market, and business banking clients accounted for the majority of the growth in this classification.

Commercial real estate loans. Our commercial real estate (“CRE”) lending business is conducted through two primary sources: our 14-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of CRE located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 57% of our average year-to-date commercial real estate loans, compared to 68% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

CRE loans represent 16% of our total loan portfolio at June 30, 2013 compared to 17% one year ago. These loans include both owner and nonowner occupied properties which at June 30, 2013 represented 23% of our commercial loan portfolio compared to 25% one year ago. These loans have decreased $47 million, or 0.6%, to $8.5 billion at June 30, 2013, from $8.6 billion at June 30, 2012. This decrease in our CRE portfolio has resulted from many of our clients taking advantage of historically low long-term interest rates to refinance their loans in the permanent loan market. We have also been de-risking the portfolio by changing our focus from developers to owners of completed and stabilized CRE.

Figure 20 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 20, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As shown in Figure 20, at June 30, 2013, our CRE portfolio included mortgage loans of $7.5 billion and construction loans of $1.1 billion, representing 14% and 2%, respectively, of our total loans. At June 30, 2013, nonowner-occupied loans represented 64% of our total CRE loans and owner-occupied loans represented 36% of our total CRE loans. The average size of mortgage loans originated during the second quarter of 2013 was $3.5 million, and our largest mortgage loan at June 30, 2013, had a balance of $73 million. At June 30, 2013, our average construction loan commitment was $4.5 million. Our largest construction loan commitment was $56.7 million, and our largest construction loan amount outstanding was $56 million.

Also shown in Figure 20, 65% of our commercial real estate loans at both June 30, 2013 and 2012 were for nonowner-occupied properties. Approximately 16% and 18% of these loans were construction loans at June 30, 2013 and 2012, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn, rental rates and occupancy would adversely affect our portfolio of construction loans.

Figure 20. Commercial Real Estate Loans

June 30, 2013 dollars in millions	Geographic Region							Percent of Total		Commercial Mortgage
	West	Southwest	Central	Midwest	Southeast	Northeast	Total		Construction

Nonowner-occupied:
Retail properties	$153	$124	$108	$94	$317	$178	$974	11.4%	$159	$815
Multifamily properties	250	59	295	444	555	174	1,777	20.8	463	1,314
Health facilities	186	—	208	140	107	178	819	9.6	8	811
Office buildings	151	18	97	148	21	106	541	6.3	41	500
Warehouses	186	—	17	83	110	115	511	6.0	38	473
Manufacturing facilities	16	—	1	4	73	2	96	1.1	17	79
Hotels/Motels	10	5	—	21	49	15	100	1.2	—	100
Residential properties	11	—	23	46	25	26	131	1.6	83	48
Land and development	11	—	14	8	15	16	64	0.8	53	11
Other	95	—	25	57	99	212	488	5.7	21	467

Total nonowner-occupied	1,069	206	788	1,045	1,371	1,022	5,501	64.5	883	4,618
Owner-occupied	1,269	36	327	712	59	630	3,033	35.5	177	2,856

Total	$2,338	$242	$1,115	$1,757	$1,430	$1,652	$8,534	100.0%	$1,060	$7,474

Nonowner-occupied:
Nonperforming loans	$3	$18	$—	$12	$44	$11	$88	N/M	$23	$65
Accruing loans past due 90 days or more	—	—	—	6	—	1	7	N/M	—	7
Accruing loans past due 30 through 89 days	1	—	—	5	3	1	10	N/M	—	10

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
Southwest –	Arizona, Nevada and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont

In the first six months of 2013, nonperforming loans related to nonowner-occupied properties decreased by $39 million from December 31, 2012 to $88 million at June 30, 2013, and also decreased by $80 million when compared to June 30, 2012. Our nonowner occupied commercial real estate portfolio has increased by 0.3%, or approximately $17 million, since June 30, 2012.

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

Commercial lease financing. We conduct commercial lease financing arrangements through our Key Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 13% of commercial loans at June 30, 2013, and 15% at June 30, 2012.

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

If the loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the second quarter of 2013, there were $40 million of new restructured commercial loans.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4 (“Asset Quality”).

Figure 21. Commercial TDRs by Note Type and Accrual Status

in millions	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012

Commercial TDRs by Note Type

Tranche A	$102	$101	$117	$166	$188

Total Commercial TDRs	$102	$101	$117	$166	$188

Commercial TDRs by Accrual Status

Nonaccruing	$50	$52	$96	$114	$133
Accruing	52	49	21	52	55

Total Commercial TDRs	$102	$101	$117	$166	$188

We often use an A-B note structure for our TDRs, breaking the existing loan into two tranches. First, we create an A note. As the objective of this TDR note structure is to achieve a fully performing and well-rated A note, we focus on sizing that note to a level that is supported by cash flow available to service debt at current market terms and consistent with our customary underwriting standards. This note structure typically will include a debt coverage ratio of 1.2 or better of cash flow to monthly payments of market interest, and principal amortization of generally not more than 25 years. (These metrics are adjusted from time to time based upon changes in long-term markets and “take out underwriting standards” of our various lines of business.) Appropriately sized A notes are more likely to return to accrual status, allowing us to resume recognizing interest income. As the borrower’s payment performance improves, these restructured notes typically also allow for an upgraded internal quality risk rating classification. Moreover, the borrower retains ownership and control of the underlying collateral (typically, commercial real estate), the borrower’s capital structure is strengthened (often to the point that fresh capital is attracted to the transaction), and local markets are spared distressed/fire sales.

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

Additional information regarding TDRs is provided in Note 4 (“Asset Quality”).

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

As of June 30, 2013, we had $6.8 million of mortgage and construction loans that had a loan-to-value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding increased by $1.1 billion, or 7.2%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 96% of this portfolio at June 30, 2013, is derived from our Key Community Bank within our 13 state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank increased by $572 million, or 6%, over the past twelve months as a result of stabilized home values, improved employment, and favorable borrowing conditions.

As shown in Figure 17, we hold the first lien position for approximately 57% of the Key Community Bank home equity portfolio at June 30, 2013, and 54% at June 30, 2012. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratio. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” that begins on page 120 of our 2012 Form 10-K.

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. At June 30, 2013, 43% of our home equity portfolio is secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 22 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 22. Home Equity Loans

	2013		2012
dollars in millions	Second	First	Fourth		Third		Second

SOURCES OF PERIOD END LOANS
Key Community Bank	$10,173	$9,809	$9,816		$9,768		$9,601
Other	375	401	423		409		479

Total	$10,548	$10,210	$10,239		$10,177		$10,080

Nonperforming loans at period end	$221	$217	$231	(a), (b)	$189	(a), (b)	$158	(a)
Net loan charge-offs for the period	19	20	(7)		67		28
Yield for the period (c)	4.07%	4.12%	4.16%		4.19%		4.23%

(a)	Includes $48 million of performing home equity second liens that are subordinate to first liens and 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown. Such second liens are now being reported as nonperforming loans based upon regulatory guidance issued in January 2012.

(b)	Includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in regulatory guidance that was updated in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

(c)	From continuing operations.

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale decreased to $402 million at June 30, 2013 from $599 million at December 31, 2012 and totaled $656 million at June 30, 2012.

At June 30, 2013, loans held for sale included $318 million of commercial mortgages, which decreased by $205 million from June 30, 2012, and $48 million of residential mortgage loans, which decreased $42 million from June 30, 2012.

Loan sales

As shown in Figure 23, during the first six months of 2013, we sold $1,695 million of commercial real estate loans, $554 million of residential real estate loans, $159 million of commercial lease financing loans, and $219 million of commercial loans. Most of these sales came from the held-for-sale portfolio; however, $78 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $64 million in the first six months of 2013 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

¿	our business strategy for particular lending areas;

¿	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

¿	our A/LM needs;

¿	the cost of alternative funding sources;

¿	the level of credit risk;

¿	capital requirements; and

¿	market conditions and pricing.

Figure 23 summarizes our loan sales for the first six months of 2013 and all of 2012.

Figure 23. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total

2013

Second quarter	$181	$815	$90	$226	$1,312
First quarter	38	880	69	328	1,315

Total	$219	$1,695	$159	$554	$2,627

2012

Fourth quarter	$38	$1,233	$53	$493	$1,817
Third quarter	46	787	47	503	1,383
Second quarter	24	808	26	379	1,237
First quarter	36	715	22	400	1,173

Total	$144	$3,543	$148	$1,775	$5,610

Figure 24 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been sold. Figure 24. Loans Administered or Serviced
in millions	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012

Commercial real estate loans (a)	$172,398	$109,173	$107,630	$98,309	$97,329
Commercial lease financing	548	516	520	519	517
Commercial loans	352	353	343	333	325

Total	$173,298	$110,042	$108,493	$99,161	$98,171

(a)	The increase in commercial real estate loans from the first quarter of 2013 relates to the $63.2 billion of loans associated with the commercial servicing portfolio acquired from Bank of America on June 24, 2013.

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.2 billion of the $173 billion of loans administered or serviced at June 30, 2013. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $18 billion at June 30, 2013, compared to $16 billion at December 31, 2012, and $17.6 billion at June 30, 2012. Available-for-sale securities were $13.3 billion at June 30, 2013, compared to $12.1 billion at December 31, 2012, and $13.2 billion at June 30, 2012. Held-to-maturity securities were $4.7 billion at June 30, 2013, compared to $3.9 billion at December 31, 2012, and $4.4 billion at June 30, 2012. Essentially all of our held-to-maturity securities portfolio was invested in CMOs at June 30, 2013.

As shown in Figure 25, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in highly liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at cost for the held-to-maturity portfolio. For more information about these securities, see Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques” and Note 6 (“Securities”).

Figure 25. Mortgage-Backed Securities by Issuer

in millions	June 30, 2013	December 31, 2012	June 30, 2012

FHLMC	$7,864	$7,923	$8,829
FNMA	6,127	5,246	5,598
GNMA	3,928	2,746	3,036

Total (a)	$17,919	$15,915	$17,463

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At June 30, 2013, we had $13.2 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $12 billion at December 31, 2012, and $13.1 billion at June 30, 2012.

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

Throughout 2012 and in the first half of 2013, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities, as well as the Western New York branch acquisition in July 2012 (including credit card assets obtained in September 2012) and the acquisition of Key-branded credit card assets in August 2012.

Figure 26 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 26. Securities Available for Sale

dollars in millions	States and Political Subdivisions	Collateralized Mortgage Obligations	Other Mortgage- Backed Securities	Other Securities	(b)	Total		Weighted- Average Yield

June 30, 2013
Remaining maturity:
One year or less	$1	$658	$1	—		$660		3.26%
After one through five years	17	11,777	519	$22		12,335		2.41
After five through ten years	26	168	61	—		255		2.36
After ten years	—	—	3	—		3		5.95

Fair value	$44	$12,603	$584	$22		$13,253		—
Amortized cost	43	12,503	555	19		13,120		2.45%
Weighted-average yield (c)	6.02%	2.36%	4.30%	—		2.45	% (d)	—
Weighted-average maturity	5.2 years	3.2 years	3.0 years	1.5 years		3.1 years		—

December 31, 2012
Fair value	$49	$11,464	$538	$43		$12,094		—
Amortized cost	47	11,148	491	42		11,728		2.91%

June 30, 2012
Fair value	$56	$12,477	$652	$20		$13,205		—
Amortized cost	53	12,098	597	20		12,768		3.19%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $22 million of securities at June 30, 2013, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds and capital securities. Figure 27 shows the composition, yields and remaining maturities of these securities.

Figure 27. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	Other Securities		Total		Weighted- Average Yield (a)

June 30, 2013
Remaining maturity:
One year or less	—	$10		$10		3.88%
After one through five years	$4,732	8		4,740		1.82

Amortized cost	$4,732	$18		$4,750		1.82%
Fair value	4,698	18		4,716		—
Weighted-average yield	1.82%	2.96	% (b)	1.82	% (b)	—
Weighted-average maturity	3.3 years	1.1 years		3.3 years		—

December 31, 2012
Amortized cost	$3,913	$18		$3,931		1.92%
Fair value	3,974	18		3,992		—

June 30, 2012
Amortized cost	$4,334	$18		$4,352		1.92%
Fair value	4,378	18		4,396		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at June 30, 2013, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 59% of other investments at June 30, 2013. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($612 million at June 30, 2013, $627 million at December 31, 2012, and $724 million at June 30, 2012).

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data and other relevant factors. During the first six months of 2013, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $15 million, which includes $2 million of net unrealized losses. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During the second quarter of 2013, average domestic deposits were $64.9 billion and represented 86% of the funds we used to support loans and other earning assets, compared to $60.3 billion and 84% during the same quarter of 2012. The composition of our average deposits is shown in Figure 9 in the section entitled “Net interest income.”

The increase in average domestic deposits in the second quarter of 2013, compared to the second quarter of 2012, was due to the growth in demand deposits of $2.7 billion and interest-bearing non-time deposits of $4.2 billion (including the impact of our third quarter 2012 Western New York branch acquisition, which added $2 billion of mostly interest-bearing non-time deposits). This deposit growth was partially offset by $2.3 billion of run-off from one year ago in certificates of deposit and other time deposits. Improved funding mix and previous maturities of our certificates of deposit have reduced the cost of total domestic deposits from .47% for the second quarter of 2012 to .26% for the second quarter of 2013.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $2.8 billion during second quarter of 2013, compared to $3.1 billion during second quarter of 2012. The change from 2012 resulted from a $186 million decrease in foreign office deposits, a $101 million decrease in bank notes and other short-term borrowings, and a $35 million decrease in federal funds purchased and securities sold under agreements to repurchase.

Capital

At June 30, 2013, our shareholders’ equity was $10.2 billion, down $42 million from December 31, 2012. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity.

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

As previously reported, on February 21, 2013, we announced an agreement to sell our investment management subsidiary, Victory Capital Management, and our broker-dealer affiliate, Victory Capital Advisors, to a private equity fund. The after-tax realized gain which was originally estimated to be $145 million to $155 million is now expected to be in the range of $100 million to $115 million. The cash portion of the gain will be between $75 million and $90 million. The difference from the original estimate is due to higher than expected client attrition that has taken place during the consent process. We have received no objection from the Federal Reserve to use the cash portion of the gain for Common Share repurchases. The Board intends to consider these additional Common Share repurchases at its September meeting.

During the second quarter of 2013, we completed $112 million of Common Share repurchases on the open market under our 2013 capital plan.

Dividends

As previously reported, our 2013 capital plan also proposed an increase in our quarterly Common Share dividend from $.05 to $.055 per share. Consistent with the 2013 capital plan, the Board, at its May and July 2013 meetings, declared quarterly dividends of $.055 per Common Share for the second and third quarters of 2013, respectively. Other changes to future dividends may be evaluated by the Board of Directors based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital plan process and CCAR is included in the “Supervision and Regulation” section of our 2012 Form 10-K in Item 1. Business under the heading “Capital Assessment and Review of Capital Actions.”

During the second quarter of 2013, we made a dividend payment of $.055 per Common Share, or $49 million, on our Common Shares. We made a dividend payment of $.05 per share, or $47 million, during the first quarter of 2013.

Also in the second quarter of 2013, we made a dividend payment of $1.9375 per share, or $6 million, on our Series A Preferred Stock.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 31,261 holders of record at June 30, 2013. At June 30, 2013 our book value per Common Share was $10.89 based on 912.9 million shares outstanding at June 30, 2013, compared to $10.78 based on 925.8 million shares outstanding at December 31, 2012, and $10.43 based on 945.5 million shares outstanding at June 30, 2012. At June 30, 2013 our tangible book value per Common Share was $9.77 compared to $9.67 at December 31, 2012, and $9.45 at June 30, 2012.

Figure 28 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 28. Changes in Common Shares Outstanding

	2013		2012
in thousands	Second	First	Fourth	Third	Second

Shares outstanding at beginning of period	922,581	925,769	936,195	945,473	956,102
Common shares issued (repurchased)	(10,786)	(6,790)	(10,530)	(9,639)	(10,468)
Shares reissued (returned) under employee benefit plans	1,088	3,602	104	361	(161)

Shares outstanding at end of period	912,883	922,581	925,769	936,195	945,473

As shown above, Common Shares outstanding decreased by 9.7 million shares during the second quarter of 2013 from share repurchases under our 2013 capital plan and the net activity in our employee benefit plans.

At June 30, 2013, we had 104.1 million treasury shares, compared to 91.2 million treasury shares at December 31, 2012 and 71.5 million treasury shares at June 30, 2012. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at June 30, 2013. Our capital and liquidity are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to adjust to the Regulatory Capital Rules described in this report under the heading “Supervision and regulation.”. Our shareholders’ equity to assets ratio was 11.29% at June 30, 2013, compared to 11.51% at December 31, 2012 and 11.74% at June 30, 2012. Our tangible common equity to tangible assets ratio was 9.96% at June 30, 2013, compared to 10.15% at December 31, 2012 and 10.44% at June 30, 2012.

Banking industry regulators prescribe minimum capital ratios for BHCs like KeyCorp and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market risk items, subject to adjustment for predefined credit risk factors. Currently, banks and BHCs must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of June 30, 2013, our Tier 1 risk-based capital ratio and our total risk-based capital ratios were 11.93% and 14.65%, respectively, compared to 12.15% and 15.13%, respectively, at December 31, 2012 and 12.45% and 15.83%, respectively at June 30, 2012.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. BHCs that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other BHCs must maintain a minimum ratio of 4.00%. As of June 30, 2013, our leverage ratio was 11.25%, compared to 11.41% at December 31, 2012 and 11.35% at June 30, 2012.

The adoption of the Regulatory Capital Rules changes the regulatory capital standards that apply to BHCs by phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, beginning January 1, 2015, will result in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital by 2016. These changes apply the same leverage and risk-based capital requirements that apply to depository institutions to BHCs, savings and loan holding companies, and nonbank financial companies identified as systemically important. The section titled “Supervision and regulation” of this report contains more detailed information regarding the Regulatory Capital Rules, and the section titled “Supervision and Regulation” under Item 1. Business of our 2012 Form 10-K contains additional information regarding capital.

As of June 30, 2013, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 11.93%, 11.25%, and 14.65%, respectively. The trust preferred securities issued by the KeyCorp capital trusts contribute $339 million or 41, 39, and 41 basis points to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of June 30, 2013. The new minimum capital ratios together with the estimated capital ratios of Key at June 30, 2013, calculated on a fully phased-in basis under the Regulatory Capital Rules are set forth in Figure 4 of this report.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well-capitalized” to “critically undercapitalized.” A “well-capitalized” institution must meet or exceed the prescribed threshold ratios of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to BHCs, we believe we would qualify as “well-capitalized” at June 30, 2013, and we believe there has not been any change in condition or event since that date that would cause a change in capital category. Analysis on an estimated basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of June 30, 2013, also determines that we would qualify as “well-capitalized” under current regulatory guidelines (Basel I), with the estimated Tier 1 risk-based capital ratio, estimated leverage ratio, and estimated total risk-based capital ratio being 11.52%, 10.86%, and 14.65%, respectively. Figure 6 in the “Supervision and regulation” section above, describes the new threshold capital ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules. The regulatory defined capital categories serve a limited supervisory function. Investors should not use our estimated ratios as a representation of our overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Supervision and Regulation” under Item 1. Business of our 2012 Form 10-K under the heading “Capital.”

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Regulatory Capital Rules are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations; this measure is considered to be a non-GAAP financial measure. Figure 8 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.18% at June 30, 2013, compared to 11.36% at December 31, 2012 and 11.63% at June 30, 2012.

Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. At June 30, 2013, December 31, 2012 and June 30, 2012, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets. At June 30, 2013, for Key’s consolidated operations, we had a federal net deferred tax asset of $151 million and a state deferred tax liability of $4 million compared to a federal deferred tax asset of $83 million and $61 million and a state deferred tax liability of $13 million and $27 million at December 31, 2012 and June 30, 2012, respectively. We have recorded a valuation allowance of $2 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards.

Regulatory Capital Rules

The Regulatory Capital Rules provide for the phase-out of Tier 1 capital treatment for capital securities beginning in January 2015. As a result, our outstanding trust preferred securities will, by 2016, become Tier 2 capital. The “Supervision and regulation” section of this report contains a more detailed discussion of the Regulatory Capital Rules. Figure 5 in the “Supervision and regulation” section above discloses the new minimum capital ratios together with the estimated capital ratios of Key at June 30, 2013, calculated on a fully phased-in basis under the Regulatory Capital Rules. Given our strong capital position, we expect to be able to satisfy the capital framework established under the Regulatory Capital Rules on our compliance date of January 1, 2015.

Figure 29 represents the details of our regulatory capital position at June 30, 2013, December 31, 2012 and June 30, 2012, under the existing Basel I standards.

Figure 29. Capital Components and Risk-Weighted Assets

dollars in millions	June 30, 2013	December 31, 2012	June 30, 2012

TIER 1 CAPITAL
Key shareholders’ equity	$10,229	$10,271	$10,155
Qualifying capital securities	339	339	339
Less: Goodwill	979	979	917
Accumulated other comprehensive income (a)	(359)	(172)	(109)
Other assets (b)	101	114	71

Total Tier 1 capital	9,847	9,689	9,615

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	953	972	969
Net unrealized gains on equity securities available for sale	2	—	—
Qualifying long-term debt	1,287	1,405	1,645

Total Tier 2 capital	2,242	2,377	2,614

Total risk-based capital	$12,087	$12,066	$12,229

TIER 1 COMMON EQUITY
Tier 1 capital	$9,847	$9,689	$9,615
Less: Qualifying capital securities	339	339	339
Series A Preferred Stock	282	291	291

Total Tier 1 common equity	$9,220	$9,059	$8,985

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$64,637	$63,995	$61,434
Risk-weighted off-balance sheet exposure	17,526	16,575	16,148
Less: Goodwill	979	979	917
Other assets (b)	348	368	423
Plus: Market risk-equivalent assets	1,692	511	1,043

Gross risk-weighted assets	82,528	79,734	77,285
Less: Excess allowance for loan and lease losses	—	—	49

Net risk-weighted assets	$82,528	$79,734	$77,236

AVERAGE QUARTERLY TOTAL ASSETS	$88,853	$86,239	$86,072

CAPITAL RATIOS
Tier 1 risk-based capital	11.93%	12.15%	12.45%
Total risk-based capital	14.65	15.13	15.83
Leverage (d)	11.25	11.41	11.35
Tier 1 common equity	11.18	11.36	11.63

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at June 30, 2013, 2013, December 31, 2012, and June 30, 2012.

(c)	The allowance for loan and lease losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The allowance for loan and lease losses includes $41 million, $55 million, and $79 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

The KeyCorp Board of Directors (the “Board”) serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective and balanced and adds value for the shareholders. The Board understands Key’s risk philosophy, approves the risk appetite, inquires about risk practices, reviews the portfolio of risks, compares the actual risks to the risk appetite and is apprised of significant risks, both actual and emerging, and determines whether management is responding appropriately. The Board challenges management and ensures accountability.

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

Our ERM Committee, chaired by the Chief Executive Officer and comprised of other senior level executives, is responsible for managing risk and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Program encompasses our risk philosophy, policy, framework and governance structure for the management of risks across the entire company. The ERM Committee reports to the Board’s Risk Committee. Annually, the Board reviews and approves the ERM Program, as well as the risk appetite and corporate risk tolerances for major risk categories. We use a risk-adjusted capital framework to manage risks. This framework is approved and managed by the ERM Committee.

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

Federal banking regulators continue to emphasize with financial institutions the importance of relating capital management strategy to the level of risk at each institution. We believe our internal risk management processes help us achieve and maintain capital levels that are commensurate with our business activities and risks, and conform to regulatory expectations.

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

•

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

•	Foreign exchange includes foreign currency spots, forwards and options. We enter into contracts for these types of instruments primarily to accommodate the needs of clients. These activities result in exposures to foreign currency risk.
•	Interest rate derivatives include interest rate swaps, caps and floors, which are transacted primarily to accommodate the needs of commercial loan clients. In addition, we enter into interest rate derivatives to offset or mitigate the interest rate risk related to the client positions. The activities within this portfolio create exposures to interest rate risk.
•	Credit derivatives include credit default swaps, which are used to mitigate loan portfolio credit risk, and credit default swap indexes, which are used to manage the credit risk exposure associated with anticipated sales of certain commercial real estate loans. The transactions within the credit derivatives portfolio result in exposure to credit risk.

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

MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to observed daily profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. Actual losses did not exceed daily trading VaR on any day during the quarters ended June 30, 2013 and 2012.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.7 million at June 30, 2013, and $1.9 million at June 30, 2012. The decrease in aggregate VaR was primarily due to reduced exposures in interest rate and credit derivatives as well as the change from using two years of historical data to one year for the VaR simulation, which was partially offset by an increase in the fixed income VaR. Figure 30 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the second quarter of 2013 and 2012.

Figure 30. VaR for Significant Portfolios of Covered Positions

	2013				2012
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,

Trading account assets:
Fixed income	1.2	0.3	0.6	0.6	1.0	0.4	0.5	0.4
Derivatives:
Interest rate	0.3	0.2	0.2	0.3	0.3	—	0.1	0.3
Foreign exchange	0.1	—	—	—	0.1	—	0.1	0.1
Credit	1.1	0.2	0.5	0.8	1.5	0.8	1.3	1.1

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $5.2 million at June 30, 2013. Figure 31 summarizes our stressed VaR for significant portfolios of covered positions for the second quarter of 2013 as used for market risk capital charge calculation purposes. Stressed VaR was not calculated for market risk regulatory capital purposes during 2012.

Figure 31. Stressed VaR for Significant Portfolios of Covered Positions

	2013
	Three months ended June 30,
in millions	High	Low	Mean	June 30,

Trading account assets:
Fixed income	3.7	1.0	1.9	1.8
Derivatives:
Interest rate	0.9	0.7	0.7	0.8
Foreign exchange	0.2	—	0.1	—
Credit	3.2	0.7	1.6	2.4

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

Oversight of nontrading market risk is governed by the Risk Committee of our Board, the ERM Committee and the ALCO. These committees regularly review various reports, including interest rate risk summaries, trends, peer comparisons, variance analyses, projections, and sensitivity analyses. The reviews generate a discussion of positions, trends and directives on interest rate risk and inform a number of our decisions. Guidance for the oversight and management of interest rate risk is provided through the asset/liability management policy, which is governed by the ALCO. We communicate with individuals within and outside of the company on a daily basis to discuss emerging issues.

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

Figure 32 presents the results of the simulation analysis at June 30, 2013, and 2012. At June 30, 2013, our simulated exposure to changes in interest rates was moderately asset sensitive. Policy limits for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 32, we are operating within these limits.

Figure 32. Simulated Change in Net Interest Income

June 30, 2013

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-1.12%	2.30%

June 30, 2012

Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-1.05%	+2.01%

The results of additional sensitivity analysis of alternate interest rate paths and loan and deposit behavior assumptions indicates that net interest income could increase or decrease from the base simulation results presented in Figure 32. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and assumption inputs for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. The unprecedented low level of interest rates increases the uncertainty when modeling future deposit balances and repricing behavior. Our sensitivity testing of both assumptions and variables suggests a range of 2-3% in our simulated exposure to a gradual 200 basis point increase in rates is reasonable at this time. Increases in both short term and intermediate term rates are expected to benefit net interest income over time.

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

Figure 33 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 7 (“Derivatives and Hedging Activities”).

Figure 33. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2013
				Weighted-Average			June 30, 2012
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value

Receive fixed/pay variable — conventional A/LM (a)	$11,175	$(11)		2.3	.7%	.2%	$11,715	$58
Receive fixed/pay variable — conventional debt	4,160	269		4.5	3.3	.3	3,840	465
Pay fixed/receive variable — conventional debt	224	(8)		10.4	.3	2.9	312	(30)

Total portfolio swaps	$15,559	$250	(b)	3.0	1.4%	.3%	$15,867	$493	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $64 million and $62 million for June 30, 2013, and 2012, respectively.

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

Our credit ratings at June 30, 2013, are shown in Figure 34. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors.

Figure 34. Credit Ratings

June 30, 2013	Short-Term Borrowings	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock

KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	BBB+	BBB	BBB-	BBB-
Moody’s	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	F1	A-	BBB+	BB+	BB
DBRS	R-2(high)	BBB(high)	BBB	BBB	BB(low)

KEYBANK
Standard & Poor’s	A-2	A-	BBB+	N/A	N/A
Moody’s	P-2	A3	Baa1	N/A	N/A
Fitch	F1	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	BBB(high)	N/A	N/A

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at June 30, 2013, totaled $9.9 billion, consisting of $5.9 billion of unpledged securities, $1.2 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati, and $2.8 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of June 30, 2013, our unused borrowing capacity secured by loan collateral was $15.0 billion at the Federal Reserve Bank of Cleveland and $2.9 billion at the Federal Home Loan Bank of Cincinnati.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan to deposit ratio as a metric to monitor these strategies. Our target loan to deposit ratio is 90-100% (at June 30, 2013, our loan to deposit ratio was 84%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

KeyBank maintains a $20 billion Global Bank Note Program that allows KeyBank to issue notes, domestically and abroad, with original maturities of seven days or more for senior notes or five years or more for subordinated notes. These notes may be denominated in U.S. dollars or in foreign currencies. Each note will be the sole obligation of KeyBank.

In the first half of 2013, Key’s outstanding note balance decreased by $181 million. Key also had maturities of $26 million in Euro medium-term notes and repayments of $250 million in Federal Home Loan Bank advances. KeyCorp had maturities of $750 million in medium-term notes.

Liquidity for KeyCorp

The parent company has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions); support occasional guarantees of subsidiaries’ obligations in transactions with third parties at a reasonable cost, in a timely manner, and without adverse consequences; and pay dividends to shareholders.

We use three primary measures to assess parent company liquidity: net cash position, a cash coverage metric, and the liquidity gap. The net cash position measures the ability to fund debt maturing in 24 months or less with existing liquid assets. The cash coverage metric measures the ability to meet all projected obligations. The “liquidity gap” represents the difference between projected liquid assets and anticipated financial obligations over several time horizons. We generally issue term debt to manage our liquidity position within targeted ranges. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over the next 24 months. At June 30, 2013, KeyCorp held $1.1 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our policies.

Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first half of 2013, KeyBank and nonbank subsidiaries did not make any dividend payments to the parent. The parent did not make any capital infusions to KeyBank during the first half of 2013. As of June 30, 2013, KeyBank has capacity to pay $210 million in dividends to KeyCorp without prior regulatory approval.

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

From time to time, KeyCorp or KeyBank may seek to retire, repurchase or exchange outstanding debt, capital securities, preferred shares or Common Shares through cash purchase, privately negotiated transactions or other means. We periodically repurchase Common Shares in the open market or through privately negotiated transactions under our 2013 capital plan authorized by our Board and not objected to by the Federal Reserve. Additional information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. Unregistered Sales of Equity Securities or Use of Proceeds of this report. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements and other factors. The amounts involved may be material, individually or collectively.

We generate cash flows from operations and from investing and financing activities. We have approximately $218 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of June 30, 2013. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately

$20 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase to approximately $37 million. Accordingly, we have included the total amount as a deferred tax liability at June 30, 2013.

The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for the six month periods ended June 30, 2013, and 2012.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $1.6 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of June 30, 2013, we had five client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these five individual net obligor commitments was $41 million at June 30, 2013. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate credit risk. We utilize credit default swaps to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At June 30, 2013, we used credit default swaps with a notional amount of $672 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At June 30, 2013, we had sold credit default swaps outstanding with a total notional of $77 million.

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

Allowance for loan and lease losses

At June 30, 2013, the ALLL was $876 million, or 1.65% of loans, compared to $888 million, or 1.79%, at June 30, 2012. The allowance includes $34 million that was specifically allocated for impaired loans of $464 million at June 30, 2013, compared to $48 million that was allocated for impaired loans of $411 million one year ago. For more information about impaired loans, see Note 4 (“Asset Quality”). At June 30, 2013, the allowance for loan and lease losses was 134.36% of nonperforming loans, compared to 135.16% at June 30, 2012.

Selected asset quality statistics for each of the past five quarters are presented in Figure 35. The factors that drive these statistics are discussed in the remainder of this section.

Figure 35. Selected Asset Quality Statistics from Continuing Operations

	2013		2012
dollars in millions	Second	First	Fourth	Third	Second

Net loan charge-offs	$45	$49	$58	$109	$77
Net loan charge-offs to average loans	.34%	.38%	.44%	.86%	.63%
Allowance for loan and lease losses to annualized net loan charge-offs	485.33	449.37	384.85	204.78	286.74
Allowance for loan and lease losses	$876	$893	$888	$888	$888
Allowance for credit losses (a)	913	925	917	931	939
Allowance for loan and lease losses to period-end loans	1.65%	1.70%	1.68%	1.73%	1.79%
Allowance for credit losses to period-end loans	1.72	1.76	1.74	1.81	1.89
Allowance for loan and lease losses to nonperforming loans	134.36	137.38	131.75	135.99	135.16
Allowance for credit losses to nonperforming loans	140.03	142.31	136.05	142.57	142.92
Nonperforming loans at period end (b)	$652	$650	$674	$653	$657
Nonperforming assets at period end	693	705	735	718	751
Nonperforming loans to period-end portfolio loans	1.23%	1.24%	1.28%	1.27%	1.32%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.30	1.34	1.39	1.39	1.51

(a)	Includes the allowance for loan and lease losses plus the liability for credit losses on lending-related unfunded commitments.

(b)	June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012 amounts exclude $19 million, $22 million, $23 million, and $25 million, respectively, of PCI loans acquired in July 2012.

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

For all commercial and consumer TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the recorded investment of the loan with the estimated present value of its expected cash flows, the fair value of its underlying collateral or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at June 30, 2013, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 36, our ALLL decreased by $12 million, or 1%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio, which has trended more favorably over the past twenty four months. The quality of new loan originations and decreasing NPLs and net charge-offs has resulted in a reduction in our general allowance. Our delinquency trends showed continued improvement in 2012 and 2013. We attribute this improvement to improving economic activity, more favorable conditions in the housing market, and continued run off in our exit loan portfolio. Our liability for credit losses on lending-related commitments decreased by $14 million to $37 million at June 30, 2013, compared to the same period one year ago. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 1.72% of loans at the end of the second quarter of 2013, compared to 1.89% at the end of the second quarter of 2012. We expect the allowance to decrease as a percent of total loans during the remainder of 2013 as a result of the continued improvement in credit quality that is anticipated.

Figure 36. Allocation of the Allowance for Loan and Lease Losses

	June 30, 2013			December 31, 2012			June 30, 2012
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans

Commercial, financial and agricultural	$352	40.2%	44.6%	$327	36.8%	44.0%	$304	34.2%	41.1%
Commercial real estate:
Commercial mortgage	182	20.8	14.1	198	22.3	14.6	250	28.1	14.9
Construction	34	3.9	2.0	41	4.6	1.9	55	6.2	2.4

Total commercial real estate loans	216	24.7	16.1	239	26.9	16.5	305	34.3	17.3
Commercial lease financing	61	6.9	9.0	55	6.2	9.3	68	7.7	11.4

Total commercial loans	629	71.8	69.7	621	69.9	69.8	677	76.2	69.8
Real estate — residential mortgage	33	3.8	4.1	30	3.4	4.1	26	2.9	4.1
Home equity:
Community Banking	94	10.7	19.2	105	11.8	18.6	80	9.0	19.3
Other	16	1.8	.7	25	2.8	.8	24	2.7	1.0

Total home equity loans	110	12.5	19.9	130	14.6	19.4	104	11.7	20.3
Consumer other — Community Banking	33	3.8	2.7	38	4.3	2.5	34	3.9	2.5
Credit cards	33	3.8	1.3	26	2.9	1.4	—	—	—
Consumer other:
Marine	35	4.0	2.2	39	4.4	2.6	44	5.0	3.1
Other	3	.3	.1	4	.5	.2	3	.3	.2

Total consumer other	38	4.3	2.3	43	4.9	2.8	47	5.3	3.3

Total consumer loans	247	28.2	30.3	267	30.1	30.2	211	23.8	30.2

Total loans (a)	$876	100.0%	100.0%	$888	100.0%	100.0%	$888	100.0%	100.0%

(a)	Excludes allocations of the allowance for loan and lease losses in the amount of $41 million, $55 million, and $79 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively, related to the discontinued operations of the education lending business.

Our provision (credit) for loan and lease losses was $28 million for second quarter of 2013, compared to $21 million for the year-ago quarter. Our net loan charge-offs were $45 million for the second quarter 2013 compared to $77 million for the second quarter of 2012. The increase in our provision is primarily due to the acquisition of the credit card portfolio during the third quarter of 2012. Additionally, we continue to reduce our exit loans and leases, as well as our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs.

Net loan charge-offs

Net loan charge-offs for the second quarter of 2013 totaled $45 million, or .34% of average loans, compared to net loan charge-offs of $77 million, or .63% for the same period last year. Figure 37 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 38.

Over the past twelve months, net loan charge-offs decreased $32 million. This decrease is attributable to improvement in asset quality statistics as shown in Figure 38. As shown in Figure 40, our exit loan portfolio contributed a total of $10 million in net loan charge-offs for the second quarter of 2013. Net loan recoveries for the first quarter of 2013 in our exit loan portfolio were $1 million. The increase in net loan charge-offs in our exit loan portfolio were primarily driven by higher levels of net loan charge-offs in the consumer exit loan portfolios partially offset by recoveries in the commercial exit loan portfolio.

Figure 37. Net Loan Charge-offs from Continuing Operations (a)

	2013		2012
dollars in millions	Second	First	Fourth	Third	Second

Commercial, financial and agricultural	$8	$2	$(8)	$7	$3
Real estate — Commercial mortgage	(2)	8	28	21	9
Real estate — Construction	1	(7)	3	2	4
Commercial lease financing	(2)	2	3	(8)	10

Total commercial loans	5	5	26	22	26
Home equity — Key Community Bank	14	16	(18)	62	21
Home equity — Other	5	4	11	5	7
Credit cards	6	8	9	2	—
Marine	5	3	14	6	7
Other	10	13	16	12	16

Total consumer loans	40	44	32	87	51

Total net loan charge-offs	$45	$49	$58	$109	$77

Net loan charge-offs to average loans	.34%	.38%	.44%	.86%	.63%

Net loan charge-offs from discontinued operations — education lending business	$7	$12	$15	$12	$12

(a)	Credit amounts indicates recoveries exceeded charge-offs.

Figure 38. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2013	2012	2013	2012

Average loans outstanding	$52,696	$49,446	$52,661	$49,438

Allowance for loan and lease losses at beginning of period	$893	$944	$888	$1,004
Charge-offs:
Commercial, financial and agricultural (a)	15	23	29	49

Real estate — commercial mortgage	3	23	16	46
Real estate — construction	1	5	2	16

Total commercial real estate loans (b)	4	28	18	62
Commercial lease financing	2	16	8	20

Total commercial loans	21	67	55	131
Real estate — residential mortgage	4	7	10	13
Home equity:
Key Community Bank	18	23	36	48
Other	6	9	12	17

Total home equity loans	24	32	48	65
Consumer other — Key Community Bank	7	10	16	20
Credit cards	8	—	16	—
Consumer other:
Marine	9	13	17	30
Other	1	2	2	4

Total consumer other	10	15	19	34

Total consumer loans	53	64	109	132

Total loans charged off	74	131	164	263
Recoveries:
Commercial, financial and agricultural (a)	7	20	19	31

Real estate — commercial mortgage	5	14	10	16
Real estate — construction	—	1	8	2

Total commercial real estate loans (b)	5	15	18	18
Commercial lease financing	4	6	8	10

Total commercial loans	16	41	45	59
Real estate — residential mortgage	—	1	—	2
Home equity:
Key Community Bank	4	2	6	4
Other	1	2	3	3

Total home equity loans	5	4	9	7
Consumer other — Key Community Bank	2	2	4	3
Credit cards	2	—	2	—
Consumer other:
Marine	4	6	9	13
Other	—	—	1	1

Total consumer other	4	6	10	14

Total consumer loans	13	13	25	26

Total recoveries	29	54	70	85

Net loans and leases charged off	(45)	(77)	(94)	(178)
Provision (credit) for loan and lease losses	28	21	83	63
Foreign currency translation adjustment	—	—	(1)	(1)

Allowance for loan and lease losses at end of period	$876	$888	$876	$888

Liability for credit losses on lending-related commitments at beginning of period	$32	$45	$29	$45
Provision (credit) for losses on lending-related commitments	5	6	8	6

Liability for credit losses on lending-related commitments at end of period (c)	$37	$51	$37	$51

Total allowance for credit losses at end of period	$913	$939	$913	$939

Net loan charge-offs to average loans	.34%	.63%	.36%	.72%
Allowance for loan and lease losses to annualized net loan charge-offs	485.33	286.74	462.13	248.08
Allowance for loan and lease losses to period-end loans	1.65	1.79	1.65	1.79
Allowance for credit losses to period-end loans	1.72	1.89	1.72	1.89
Allowance for loan and lease losses to nonperforming loans	134.36	135.16	134.36	135.16
Allowance for credit losses to nonperforming loans	140.03	142.92	140.03	142.92

Discontinued operations — education lending business:
Charge-offs	$12	$16	$28	$39
Recoveries	5	4	9	8

Net loan and lease charge-offs	$(7)	$(12)	$(19)	$(31)

(a)	See Figure 19 and the accompanying discussion in the “Loans and leases held for sale” section for more information related to our commercial, financial and agricultural portfolio.

(b)	See Figure 20 and the accompanying discussion in the “Loans and leases held for sale” section for more information related to our commercial real estate portfolio.

(c)	Included in “Accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 39 shows the composition of our nonperforming assets. These assets totaled $693 million at June 30, 2013, and represented 1.30% of portfolio loans, OREO and other nonperforming assets, compared to $735 million, or 1.39%, at December 31, 2012, and $751 million, or 1.51%, at June 30, 2012. See Note 1 under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 120 of our 2012 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 39. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012

Commercial, financial and agricultural	$146	$142	$99	$132	$141

Real estate — commercial mortgage	106	114	120	134	172
Real estate — construction	26	27	56	53	68

Total commercial real estate loans	132	141	176	187	240
Commercial lease financing	14	12	16	18	18

Total commercial loans	292	295	291	337	399
Real estate — residential mortgage (a)	94	96	103	83	78
Home equity:
Key Community Bank	205	199	210	171	141
Other	16	18	21	18	17

Total home equity loans (a)	221	217	231	189	158
Consumer other — Key Community Bank	3	3	2	3	2
Credit card	11	13	11	8	—
Consumer other:
Marine	30	25	34	31	19
Other	1	1	2	2	1

Total consumer other	31	26	36	33	20

Total consumer loans	360	355	383	316	258

Total nonperforming loans	652	650	674	653	657
Nonperforming loans held for sale	14	23	25	19	38
OREO	18	21	22	29	28
Other nonperforming assets	9	11	14	17	28

Total nonperforming assets (b)	$693	$705	$735	$718	$751

Accruing loans past due 90 days or more	$80	$83	$78	$89	$131
Accruing loans past due 30 through 89 days	251	368	424	354	362
Restructured loans — accruing and nonaccruing (c)	311	294	320	323	274
Restructured loans included in nonperforming loans (c)	195	178	249	217	163
Nonperforming assets from discontinued operations — education lending business	19	15	20	22	18
Nonperforming loans to period-end portfolio loans	1.23%	1.24%	1.28%	1.27%	1.32%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.30	1.34	1.39	1.39	1.51

(a)	All of the increase in real estate – residential mortgage and $26 million of the increase in total home equity loans from September 30, 2012 to December 31, 2012 was related to regulatory guidance issued in the second and third quarters of 2012.

(b)	June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012 amounts exclude $19 million, $22 million, $23 million, and $25 million, respectively, of PCI loans acquired in July 2012.

(c)	Restructured loans (i.e., troubled debt restructurings) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance. The majority of the increase in restructured loans included in nonperforming loans during the second half of 2012 was a result of updated regulatory guidance in the third quarter of 2012.

As shown in Figure 39, nonperforming assets decreased during the second quarter of 2013. Most of the reduction came from nonperforming loans in our Real estate — commercial mortgage and nonperforming loans held for sale portfolios, partially offset by an increase in nonperforming loans in our Home equity — Key Community Bank portfolio. As shown in Figure 40, our exit loan portfolio accounted for $63 million, or 9%, of our total nonperforming assets at June 30, 2013, compared to $66 million, or 9%, at March 31, 2013.

At June 30, 2013, the carrying amount of our commercial nonperforming loans outstanding represented 63% of their contractual amount owed, total nonperforming loans outstanding represented 76% of their contractual amount owed, and nonperforming assets in total were carried at 74% of their original contractual amount.

At June 30, 2013, our twenty largest nonperforming loans totaled $191 million, representing 29% of total nonperforming loans.

Figure 40 shows the composition of our exit loan portfolio at June 30, 2013 and March 31, 2013, the net charge-offs recorded on this portfolio for the second quarter of 2013 and the first quarter of 2013, and the nonperforming status of these loans at June 30, 2013 and March 31, 2013. The exit loan portfolio represented 5% of total loans and loans held for sale at June 30, 2013. Additional information about loan sales is included in this report under the heading “Loans held for sale” and “Loan sales.”

Figure 40. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 6-30-13 vs. 3-31-13	Net Loan Charge-offs				Balance on Nonperforming Status
in millions	6-30-13	3-31-13		6-30-13	(c)	3-31-13	(c)	6-30-13	3-31-13

Residential properties — homebuilder	$26	$29	$(3)	$1		—		$8	$10
Marine and RV floor plan	28	29	(1)	—		$(3)		7	6
Commercial lease financing (a)	931	966	(35)	(2)		(5)		1	6

Total commercial loans	985	1,024	(39)	(1)		(8)		16	22
Home equity — Other	375	401	(26)	5		4		16	18
Marine	1,160	1,254	(94)	5		3		31	26
RV and other consumer	69	79	(10)	1		—		—	—

Total consumer loans	1,604	1,734	(130)	11		7		47	44

Total exit loans in loan portfolio	$2,589	$2,758	$(169)	$10		$(1)		$63	$66

Discontinued operations — education lending business (not included in exit loans above)(b)	$4,992	$5,086	$(94)	$7		$12		$19	$15

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction and industrial leases; (2) Canadian lease financing portfolios; and (3) all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts.

(c)	Credit amounts indicate recoveries exceeded charge-offs.

The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 41. Loans placed on nonaccrual status decreased $190 million during second quarter of 2013 compared to the second quarter 2012, as market liquidity continued to improve.

Figure 41. Summary of Changes in Nonperforming Loans from Continuing Operations

	2013		2012
in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$650	$674	$653	$657	$666
Loans placed on nonaccrual status	160	278	288	276	350
Charge-offs	(74)	(91)	(104)	(141)	(131)
Loans sold	(5)	(42)	(44)	(43)	(49)
Payments	(36)	(83)	(78)	(74)	(110)
Transfers to OREO	(7)	(7)	(7)	(10)	(6)
Transfers to nonperforming loans held for sale	—	—	(8)	—	(16)
Transfers to other nonperforming assets	—	—	(1)	—	(14)
Loans returned to accrual status	(36)	(79)	(25)	(12)	(33)

Balance at end of period (a)	$652	$650	$674	$653	$657

(a)	June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012 amounts exclude $19 million, $22 million, $23 million, and $25 million, respectively, of PCI loans acquired in July 2012.

The types of activity that caused the change in our nonperforming loans held for sale during each of the last five quarters are summarized in Figure 42.

Figure 42. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2013		2012
in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$23	$25	$19	$38	$24
Transfers in	—	—	8	—	16
Net advances / (payments)	(1)	—	(1)	(1)	—
Loans sold	(8)	—	(1)	(17)	(1)
Transfers to OREO	—	—	—	(1)	—
Valuation adjustments	—	(2)	—	—	(1)

Balance at end of period	$14	$23	$25	$19	$38

The types of activity that contributed to the change in our OREO during each of the last five quarters are summarized in Figure 43.

Figure 43. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2013		2012
in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$21	$22	$29	$28	$61
Properties acquired — nonperforming loans	7	7	7	11	6
Valuation adjustments	(2)	(3)	(2)	(2)	(7)
Properties sold	(8)	(5)	(12)	(8)	(32)

Balance at end of period	$18	$21	$22	$29	$28

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

At June 30, 2013, $15.3 billion, or 16.9%, of our total assets were measured at fair value on a recurring basis. Approximately 95.9% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At June 30, 2013, $1.1 billion, or 1.4%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

During the second quarter of 2013, $38 million, or .1% of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At June 30, 2013, there were no liabilities measured at fair value on a nonrecurring basis.

In addition, the education lending securitization trusts assets and liabilities were included on the balance sheet at June 30, 2013 at fair value, in the amount of $2.3 billion and $2.1 billion, respectively.

During the first six months of 2013, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 44.

Figure 44. European Sovereign and Non-sovereign Debt Exposures

June 30, 2013 in millions	Short-and Long- Term Commercial Total	(a)	Foreign Exchange and Derivatives with Collateral	(b)	Net Exposure

France:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		$(7)		$(7)
Non-sovereign non-financial institutions	$74		—		74

Total	74		(7)		67
Germany:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		(7)		(7)
Non-sovereign non-financial institutions	345		—		345

Total	345		(7)		338
Greece:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Iceland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Ireland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	8		—		8

Total	8		—		8
Italy:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	115		—		115

Total	115		—		115
Netherlands:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		5		5
Non-sovereign non-financial institutions	128		—		128

Total	128		5		133
Portugal:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	—		—		—

Total	—		—		—
Spain:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	73		—		73

Total	73		—		73
Switzerland:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		5		5
Non-sovereign non-financial institutions	93		—		93

Total	93		5		98
United Kingdom:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		7		7
Non-sovereign non-financial institutions	222		—		222

Total	222		7		229
Other Europe: (c)
Sovereigns	—		—		—
Non-sovereign financial institutions	—		—		—
Non-sovereign non-financial institutions	127		—		127

Total	127		—		127
Total Europe:
Sovereigns	—		—		—
Non-sovereign financial institutions	—		3		3
Non-sovereign non-financial institutions	1,185		—		1,185

Total	$1,185		$3		$1,188

(a)	This column represents our outstanding leases.

(b)	This column represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 95% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2013, KeyCorp and its subsidiaries are defendants or putative defendants in a variety of legal proceedings, in the form of regulatory/government investigations as well as private, civil litigation and arbitration proceedings. The private, civil litigations range from individual actions involving a single plaintiff to class action lawsuits. Investigations involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These legal proceedings are at varying stages of adjudication, arbitration or investigation and involve a variety of claims (including common law tort, contract claims, securities, ERISA, and consumer protection claims). At times, these legal proceedings may present novel claims or legal theories.

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

Item 1A. Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 7-19 of our 2012 Form 10-K, Part 1, Item 1A. Risk Factors, on pages 19-31 of our 2012 Form 10-K, and our disclosure regarding forward-looking statements in this Form 10-Q.

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

During the second quarter of 2013, Key completed $112 million of Common Share repurchases on the open market under Key’s 2013 capital plan. As previously reported and as authorized by Key’s Board of Directors and pursuant to Key’s 2013 capital plan submitted to and not objected to by the Federal Reserve, Key has authority to repurchase up to $426 million of our Common Shares in the open market or through privately negotiated transactions. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2014.

As previously reported, on February 21, 2013, we announced an agreement to sell our investment management subsidiary, Victory Capital Management, and our broker-dealer affiliate, Victory Capital Advisors, to a private equity fund. The after-tax realized gain which was originally estimated to be $145 million to $155 million is now expected to be in the range of $100 million to $115 million. The cash portion of the gain will be between $75 million and $90 million. The difference from the original estimate is due to higher than expected client attrition that has taken place during the consent process. We have received no objection from the Federal Reserve to use the cash portion of the gain for Common Share repurchases. The Board intends to consider these additional Common Share repurchases at its September meeting.

The following table summarizes Key’s repurchases of its Common Shares for the three months ended June 30, 2013.

Calendar month	Total number of shares repurchased	(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs	(b)

April 1 - 30	2,226,805		$9.76	2,224,337	54,473,456
May 1 - 31	5,466,496		10.54	5,446,505	46,101,901
June 1 - 30	3,118,070		10.70	3,115,052	42,323,608

Total	10,811,371		$10.43	10,785,894

(a)	Includes Common Shares deemed surrendered by employees in connection with Key’s stock compensation and benefit plans to satisfy tax obligations and repurchases in the open market.

(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares on April 30, 2013 at $9.97, May 31, 2013 at $10.78, and June 30, 2013 at $11.04, plus our previously existing program shares available of 13,922,496.

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan.

10.2	KeyCorp Directors’ Deferred Share Sub-Plan under KeyCorp 2013 Equity Compensation Plan.

10.3	Letter Agreement between KeyBank National Association and Jeffrey B. Weeden dated June 30, 2013.

10.4	Offer Letter for Donald R. Kimble dated May 19, 2013.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Date: August 5, 2013
By: Robert L. Morris
Chief Accounting Officer