Form 10-Q
period 2013-09-30
KEYCORP /NEW/
filed 2013-10-31
CIK 91576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

Commission File Number 1-11302

Exact name of registrant as specified in its charter:

Ohio	34-6542451
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number:

127 Public Square, Cleveland, Ohio	44114-1306
Address of principal executive offices:	Zip Code:

(216) 689-3000

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	896,671,849 Shares
Title of class	Outstanding at October 29, 2013

KEYCORP

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation”) that begins on page 10.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets

in millions, except per share data	September 30, 2013	December 31, 2012	September 30, 2012
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$748	$584	$973
Short-term investments	3,535	3,940	2,208
Trading account assets	806	605	663
Securities available for sale	12,606	12,094	11,962
Held-to-maturity securities (fair value: $4,730, $3,992 and $4,212)	4,835	3,931	4,153
Other investments	1,007	1,064	1,106
Loans, net of unearned income of $827, $957 and $980	53,597	52,822	51,419
Less: Allowance for loan and lease losses	868	888	888

Net loans	52,729	51,934	50,531
Loans held for sale	699	599	628
Premises and equipment	890	965	942
Operating lease assets	293	288	290
Goodwill	979	979	979
Other intangible assets	137	171	182
Corporate-owned life insurance	3,384	3,333	3,309
Derivative assets	475	693	771
Accrued income and other assets (including $24 of consolidated LIHTC guaranteed funds VIEs, see Note 9) (a)	2,747	2,774	2,853
Discontinued assets (including $2,158 of consolidated education loan securitization trust VIEs (see Note 9) and $148 of loans in portfolio at fair value) (a)	4,838	5,282	5,400

Total assets	$90,708	$89,236	$86,950

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$33,132	$32,380	$30,573
Savings deposits	2,489	2,433	2,393
Certificates of deposit ($100,000 or more)	2,698	2,879	3,226
Other time deposits	3,833	4,575	4,941

Total interest-bearing	42,152	42,267	41,133
Noninterest-bearing	25,778	23,319	22,486
Deposits in foreign office — interest-bearing	605	407	569

Total deposits	68,535	65,993	64,188
Federal funds purchased and securities sold under repurchase agreements	1,455	1,609	1,746
Bank notes and other short-term borrowings	466	287	388
Derivative liabilities	450	584	657
Accrued expense and other liabilities	1,375	1,387	1,205
Long-term debt	6,154	6,847	6,119
Discontinued liabilities (including $2,037 of consolidated education loan securitization trust VIEs at fair value, see Note 9) (a)	2,037	2,220	2,368

Total liabilities	80,472	78,927	76,671

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839 and 2,904,839 shares	291	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905 and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	4,029	4,126	4,118
Retained earnings	7,431	6,913	6,762
Treasury stock, at cost (119,148,654, 91,201,285 and 80,775,030)	(2,193)	(1,952)	(1,868)
Accumulated other comprehensive income (loss)	(369)	(124)	(69)

Key shareholders’ equity	10,206	10,271	10,251
Noncontrolling interests	30	38	28

Total equity	10,236	10,309	10,279

Total liabilities and equity	$90,708	$89,236	$86,950

(a)	The assets of the VIEs can only be used by the particular VIE and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2013	2012	2013	2012
INTEREST INCOME
Loans	$532	$538	$1,619	$1,592
Loans held for sale	5	5	14	15
Securities available for sale	76	93	236	314
Held-to-maturity securities	22	21	60	50
Trading account assets	5	4	15	15
Short-term investments	1	1	4	4
Other investments	6	9	23	27

Total interest income	647	671	1,971	2,017

INTEREST EXPENSE
Deposits	37	60	124	208
Federal funds purchased and securities sold under repurchase agreements	1	1	2	3
Bank notes and other short-term borrowings	2	1	5	5
Long-term debt	29	37	98	138

Total interest expense	69	99	229	354

NET INTEREST INCOME	578	572	1,742	1,663
Provision (credit) for loan and lease losses	28	109	111	172

Net interest income (expense) after provision for loan and lease losses	550	463	1,631	1,491

NONINTEREST INCOME
Trust and investment services income	100	94	295	280
Investment banking and debt placement fees	86	83	249	217
Service charges on deposit accounts	73	74	213	212
Operating lease income and other leasing gains	43	66	85	176
Corporate services income	44	39	132	127
Cards and payments income	43	37	122	97
Corporate-owned life insurance income	26	26	87	86
Consumer mortgage income	3	11	16	29
Net gains (losses) from principal investing	17	11	32	70
Other income (a)	24	77	82	123

Total noninterest income	459	518	1,313	1,417

NONINTEREST EXPENSE
Personnel	414	399	1,211	1,148
Net occupancy	66	65	202	191
Computer processing	38	42	116	126
Business services and professional fees	37	48	109	136
Equipment	25	27	78	80
Operating lease expense	14	13	37	45
Marketing	16	18	33	48
FDIC assessment	7	7	23	23
Intangible asset amortization on credit cards	8	6	23	6
Other intangible asset amortization	4	3	11	5
Provision (credit) for losses on lending-related commitments	3	(8)	11	(2)
OREO expense, net	1	1	5	14
Other expense	83	91	249	264

Total noninterest expense	716	712	2,108	2,084

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	293	269	836	824
Income taxes	59	51	201	178

INCOME (LOSS) FROM CONTINUING OPERATIONS	234	218	635	646
Income (loss) from discontinued operations, net of taxes of $21, $1, $29, and $9 (see Note 11)	37	3	45	16

NET INCOME (LOSS)	271	221	680	662
Less: Net income (loss) attributable to noncontrolling interests	(1)	2	—	7

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$272	$219	$680	$655

Income (loss) from continuing operations attributable to Key common shareholders	$229	$211	$618	$623
Net income (loss) attributable to Key common shareholders	266	214	663	639

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.25	$.23	$.68	$.66
Income (loss) from discontinued operations, net of taxes	.04	—	.05	.02
Net income (loss) attributable to Key common shareholders (b)	.29	.23	.73	.68

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.25	$.22	$.67	$.66
Income (loss) from discontinued operations, net of taxes	.04	—	.05	.02
Net income (loss) attributable to Key common shareholders (b)	.29	.23	.72	.67

Cash dividends declared per common share	$.055	$.05	$.16	$.13

Weighted-average common shares outstanding (000)	901,904	936,223	911,918	943,378
Weighted-average common shares and potential common shares outstanding (000) (c)	928,854	940,764	917,579	947,582

(a)	For the three months ended September 30, 2013 and 2012, we did not have any impairment losses related to securities.
(b)	EPS may not foot due to rounding.
(c)	Assumes conversion of stock options and/or Series A Preferred Stock, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
in millions	2013	2012	2013	2012
Net income (loss)	$271	$221	$680	$662
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($48), ($17), ($135) and ($48)	(81)	(28)	(228)	(81)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $6, $12, ($17) and $17	10	20	(29)	28
Foreign currency translation adjustments, net of income taxes	2	9	(12)	5
Net pension and postretirement benefit costs, net of income taxes	18	2	24	7

Total other comprehensive income (loss), net of tax	(51)	3	(245)	(41)

Comprehensive income (loss)	220	224	435	621
Less: Comprehensive income attributable to noncontrolling interests	(1)	2	—	7

Comprehensive income (loss) attributable to Key	$221	$222	$435	$614

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2011	2,905	953,008	$291	$1,017	$4,194	$6,246	$(1,815)	$(28)	$17
Net income (loss)						655			7
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($48)								(81)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $17								28
Foreign currency translation adjustments, net of income taxes								5
Net pension and postretirement benefit costs, net of income taxes								7
Deferred compensation					10
Cash dividends declared on common shares ($.13 per share)						(123)
Cash dividends declared on Noncumulative Series A Preferred Stock ($5.8125 per share)						(16)
Common shares repurchased		(20,107)					(163)
Common shares reissued (returned) for stock options and other employee benefit plans		3,294			(86)		110
Net contribution from (distribution to) noncontrolling interests									4

BALANCE AT SEPTEMBER 30, 2012	2,905	936,195	$291	$1,017	$4,118	$6,762	$(1,868)	$(69)	$28

BALANCE AT DECEMBER 31, 2012	2,905	925,769	$291	$1,017	$4,126	$6,913	$(1,952)	$(124)	$38
Net income (loss)						680			—
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($135)								(228)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($17)								(29)
Foreign currency translation adjustments, net of income taxes								(12)
Net pension and postretirement benefit costs, net of income taxes								24
Deferred compensation					3
Cash dividends declared on common shares ($.16 per share)						(145)
Cash dividends declared on Noncumulative Series A Preferred Stock ($5.8125 per share)						(17)
Common shares repurchased		(33,940)					(375)
Common shares reissued (returned) for stock options and other employee benefit plans		5,992			(100)		134
Net contribution from (distribution to) noncontrolling interests									(8)

BALANCE AT SEPTEMBER 30, 2013	2,905	897,821	$291	$1,017	$4,029	$7,431	$(2,193)	$(369)	$30

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
in millions	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$680	$662
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	111	172
Provision (credit) for losses on lending-related commitments	11	(2)
Provision (credit) for losses on LIHTC guaranteed funds	4	—
Depreciation, amortization and accretion expense, net	147	162
Stock-based compensation expense	27	38
FDIC (payments) net of FDIC expense	296	19
Deferred income taxes (benefit)	(4)	36
Proceeds from sales of loans held for sale	3,821	3,737
Originations of loans held for sale, net of repayments	(3,779)	(3,507)
Net losses (gains) on sales of loans held for sale	(91)	(93)
Net losses (gains) from principal investing	(32)	(70)
Net losses (gains) and writedown on OREO	5	12
Net losses (gains) on leased equipment	(36)	(109)
Net losses (gains) on sales of fixed assets	9	—
Net decrease (increase) in trading account assets	(201)	(40)
Other operating activities, net	52	(369)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,020	648
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	817	866
Proceeds from sale of Victory	72	—
Gain on sale of Victory	(92)	—
Net decrease (increase) in short-term investments	405	1,311
Purchases of securities available for sale	(4,628)	(232)
Proceeds from sales of securities available for sale	29	1
Proceeds from prepayments and maturities of securities available for sale	3,725	4,159
Proceeds from prepayments and maturities of held-to-maturity securities	667	437
Purchases of held-to-maturity securities	(1,572)	(2,481)
Purchases of other investments	(30)	(48)
Proceeds from sales of other investments	39	17
Proceeds from prepayments and maturities of other investments	82	134
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(1,077)	(1,342)
Proceeds from sales of portfolio loans	150	207
Purchases of premises and equipment	(60)	(101)
Proceeds from sales of premises and equipment	8	1
Proceeds from sales of other real estate owned	19	55

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,446)	2,984
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	1,605	184
Net increase (decrease) in short-term borrowings	26	86
Net proceeds from issuance of long-term debt	1,013	59
Payments on long-term debt	(1,540)	(3,381)
Repurchase of Common Shares	(375)	(163)
Net proceeds from reissuance of Common Shares	22	2
Tax benefits in excess of reorganized compensation costs for share-based payment	1	—
Cash dividends paid	(162)	(139)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	590	(3,352)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	164	280
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	584	693

CASH AND DUE FROM BANKS AT END OF PERIOD	$748	$973

Additional disclosures relative to cash flows:
Interest paid	$271	$302
Income taxes paid (refunded)	114	39
Noncash items:
Assets acquired	$41	$1,194
Liabilities assumed	—	2,059
Loans transferred to portfolio from held for sale	2	41
Loans transferred to held for sale from portfolio	53	80
Loans transferred to other real estate owned	16	32

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

ABO: Accumulated benefit obligation.	LIHTC: Low-income housing tax credit.
AICPA: American Institute of Certified Public Accountants.	LILO: Lease in, lease out transaction.
ALCO: Asset/Liability Management Committee.	Moody’s: Moody’s Investor Services, Inc.
ALLL: Allowance for loan and lease losses.	MSRs: Mortgage servicing rights.
A/LM: Asset/liability management.	N/A: Not applicable.
AOCI: Accumulated other comprehensive income (loss).	NASDAQ: The NASDAQ Stock Market LLC.
APBO: Accumulated postretirement benefit obligation.	N/M: Not meaningful.
Austin: Austin Capital Management, Ltd.	NOW: Negotiable Order of Withdrawal.
BHCA: Bank Holding Company Act of 1956, as amended.	NPR: Notice of proposed rulemaking.
BHCs: Bank holding companies.	NYSE: New York Stock Exchange.
CCAR: Comprehensive Capital Analysis and Review.	OCC: Office of the Comptroller of the Currency.
CFPB: Bureau of Consumer Financial Protection.	OCI: Other comprehensive income (loss).
CFTC: Commodities Futures Trading Commission.	OFR: Office of Financial Research of the U.S. Department of
CMBS: Commercial mortgage-backed securities.	Treasury.
CMO: Collateralized mortgage obligation.	OREO: Other real estate owned.
Common Shares: Common Shares, $1 par value.	OTTI: Other-than-temporary impairment.
CPP: Capital Purchase Program of the U.S. Treasury.	QSPE: Qualifying special purpose entity.
DIF: Deposit Insurance Fund of the FDIC.	PBO: Projected benefit obligation.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	PCCR: Purchased credit card relationship.
Consumer Protection Act of 2010.	PCI: Purchased credit impaired.
ERISA: Employee Retirement Income Security Act of 1974.	S&P: Standard and Poor’s Ratings Services, a Division of The
ERM: Enterprise risk management.	McGraw-Hill Companies, Inc.
EVE: Economic value of equity.	SCAP: Supervisory Capital Assessment Program administered
FASB: Financial Accounting Standards Board.	by the Federal Reserve.
FDIA: Federal Deposit Insurance Act, as amended.	SEC: U.S. Securities & Exchange Commission.
FDIC: Federal Deposit Insurance Corporation.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
Federal Reserve: Board of Governors of the Federal Reserve	Perpetual Convertible Preferred Stock, Series A.
System.	SIFIs: Systemically important financial companies, including
FHFA: Federal Housing Finance Agency.	BHCs with total consolidated assets of at least $50 billion
FHLMC: Federal Home Loan Mortgage Corporation.	and nonbank financial companies designated by FSOC for
FINRA: Financial Industry Regulatory Authority.	supervision by the Federal Reserve.
FNMA: Federal National Mortgage Association.	SILO: Sale in, lease out transaction.
FOMC: Federal Open Market Committee of the Federal Reserve	SPE: Special purpose entity.
Board.	TDR: Troubled debt restructuring.
FSOC: Financial Stability Oversight Council.	TE: Taxable equivalent.
FVA: Fair value of pension plan assets.	U.S. Treasury: United States Department of the Treasury.
GAAP: U.S. generally accepted accounting principles.	VaR: Value at risk.
GNMA: Government National Mortgage Association.	VEBA: Voluntary Employee Beneficiary Association.
HUD: U.S. Department of Housing and Urban Development.	Victory: Victory Capital Management and/or
IRS: Internal Revenue Service.	Victory Capital Advisors.
ISDA: International Swaps and Derivatives Association.	VIE: Variable interest entity.
KAHC: Key Affordable Housing Corporation.	XBRL: eXtensible Business Reporting Language.
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

Accounting Guidance Adopted in 2013

Benchmark interest rate. In July 2013, the FASB issued new accounting guidance allowing entities to designate the Federal Funds Effective Swap Rate (which is the Overnight Index Swap rate, or OIS rate, in the U.S.) as a benchmark interest rate, in addition to U.S. Treasury and LIBOR rates, for hedge accounting purposes. This new accounting guidance was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 (effective July 17, 2013, for us). Note 7 (“Derivatives and Hedging Activities”) provides information regarding our use of derivatives and hedge accounting.

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

Accounting Guidance Pending Adoption at September 30, 2013

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

2. Earnings Per Common Share

Basic earnings per share is the amount of earnings (adjusted for dividends declared on our preferred stock) available to each common share outstanding during the reporting periods. Diluted earnings per share is the amount of earnings available to each common share outstanding during the reporting periods adjusted to include the effects of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for the conversion of our convertible Series A Preferred Stock, stock options, and other stock-based awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. For diluted earnings per share, net income available to common shareholders can be affected by the conversion of our convertible Series A Preferred Stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the amount of preferred dividends associated with our Series A Preferred Stock. For the three months ended September 30, 2013, weighted-average common shares and potential common shares outstanding included 20.6 million shares associated with the conversion of our Series A Preferred Stock and 6.4 million shares associated with common share options and other stock awards.

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2013	2012	2013	2012
EARNINGS
Income (loss) from continuing operations	$234	$218	$635	$646
Less: Net income (loss) attributable to noncontrolling interests	(1)	2	—	7

Income (loss) from continuing operations attributable to Key	235	216	635	639
Less: Dividends on Series A Preferred Stock	6	5	17	16

Income (loss) from continuing operations attributable to Key common shareholders	229	211	618	623
Income (loss) from discontinued operations, net of taxes (a)	37	3	45	16

Net income (loss) attributable to Key common shareholders	$266	$214	$663	$639

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	901,904	936,223	911,918	943,378
Effect of dilutive convertible preferred stock, common share options and other stock awards (000)	26,950	4,541	5,661	4,204

Weighted-average common shares and potential common shares outstanding (000)	928,854	940,764	917,579	947,582

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.25	$.23	$.68	$.66
Income (loss) from discontinued operations, net of taxes (a)	.04	—	.05	.02
Net income (loss) attributable to Key common shareholders (b)	.29	.23	.73	.68

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.25	$.22	$.67	$.66
Income (loss) from discontinued operations, net of taxes (a)	.04	—	.05	.02
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.29	.23	.72	.67

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	September 30, 2013	December 31, 2012	September 30, 2012
Commercial, financial and agricultural (a)	$24,317	$23,242	$21,979
Commercial real estate:
Commercial mortgage	7,544	7,720	7,529
Construction	1,058	1,003	1,067

Total commercial real estate loans	8,602	8,723	8,596
Commercial lease financing	4,550	4,915	4,960

Total commercial loans	37,469	36,880	35,535
Residential — prime loans:
Real estate — residential mortgage	2,198	2,174	2,138
Home equity:
Key Community Bank	10,285	9,816	9,768
Other	353	423	409	(d)

Total home equity loans	10,638	10,239	10,177

Total residential — prime loans	12,836	12,413	12,315
Consumer other — Key Community Bank	1,440	1,349	1,313
Credit cards	698	729	710
Consumer other:
Marine	1,083	1,358	1,448
Other	71	93	98

Total consumer other	1,154	1,451	1,546

Total consumer loans	16,128	15,942	15,884

Total loans (b) (c)	$53,597	$52,822	$51,419

(a)	September 30, 2013, December 31, 2012, and September 30, 2012 loan balances include $96 million, $90 million, and $88 million of commercial credit card balances, respectively.
(b)	Excluded at September 30, 2013, December 31, 2012, and September 30, 2012, are loans in the amount of $4.7 billion, $5.2 billion, and $5.3 billion, respectively, related to the discontinued operations of the education lending business.
(c)	September 30, 2013 loan balance includes purchased loans of $176 million of which $18 million were PCI loans. December 31, 2012 loan balance includes purchased loans of $217 million of which $23 million were PCI loans. September 30, 2012 loan balance includes purchased loans of $231 million of which $25 million were PCI loans.
(d)	This loan category was impacted by $45 million in net loan charge-offs taken during the third quarter of 2012 related to updated regulatory guidance.

Our loans held for sale are summarized as follows:

	September 30,	December 31,	September 30,
in millions	2013	2012	2012
Commercial, financial and agricultural	$68	$29	$13
Real estate — commercial mortgage	608	477	484
Real estate — construction	—	—	10
Commercial lease financing	—	8	4
Real estate — residential mortgage	23	85	117

Total loans held for sale	$699	$599	$628

Our quarterly summary of changes in loans held for sale as follows:

in millions	September 30, 2013	December 31, 2012	September 30, 2012
Balance at beginning of the period	$402	$628	$656
New originations	1,467	1,686	1,280
Transfers from held to maturity, net	15	38	13
Loan sales	(1,181)	(1,747)	(1,311)
Loan draws (payments), net	(4)	(4)	(9)
Transfers to OREO / valuation adjustments	—	(2)	(1)

Balance at end of period	$699	$599	$628

4. Asset Quality

We manage our exposure to credit risk by closely monitoring loan performance trends and general economic conditions. An indicator of potential credit losses is the level of nonperforming assets and past due loans.

Our nonperforming assets and past due loans were as follows:

in millions	September 30, 2013	December 31, 2012	September 30, 2012
Total nonperforming loans (a), (b)	$541	$674	$653
Nonperforming loans held for sale	13	25	19
OREO	15	22	29
Other nonperforming assets	10	14	17

Total nonperforming assets	$579	$735	$718

Nonperforming assets from discontinued operations — education lending (c)	$23	$20	$22

Restructured loans included in nonperforming loans (a)	$228	$249	$217
Restructured loans with an allocated specific allowance (d)	104	114	78
Specifically allocated allowance for restructured loans (e)	46	33	31

Accruing loans past due 90 days or more	$90	$78	$89
Accruing loans past due 30 through 89 days	288	424	354

(a)	December 31, 2012 and September 30, 2012 loan balance includes $72 million and $38 million of current, paying as originally agreed, secured loans respectively, that were discharged through Chapter 7 bankruptcy and not formally re-affirmed, as addressed in updated regulatory guidance issued in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.
(b)	September 30, 2013, December 31, 2012 and September 30, 2012 loan balances exclude $18 million, $23 million and $25 million of PCI loans, respectively.
(c)	Includes approximately $11 million, $3 million and $3 million of restructured loans at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. See Note 11 (“Acquisitions and Discontinued Operations”) for further discussion.
(d)	Included in individually impaired loans allocated a specific allowance.
(e)	Included in allowance for individually evaluated impaired loans.

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

At September 30, 2013, the outstanding unpaid principal balance and carrying value of all PCI loans was $25 million and $18 million, respectively. Changes in the accretable yield during 2013 included accretion of $1 million and net reclassifications of $1 million, resulting in an ending balance of $5 million at September 30, 2013.

At September 30, 2013, the approximate carrying amount of our commercial nonperforming loans outstanding represented 61% of their original contractual amount, total nonperforming loans outstanding represented 74% of their original contractual amount owed, and nonperforming assets in total were carried at 72% of their original contractual amount.

At September 30, 2013, our twenty largest nonperforming loans totaled $119 million, representing 22% of total loans on nonperforming status from continuing operations. At September 30, 2012, the twenty largest nonperforming loans totaled $202 million, representing 31% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $18 million for the nine months ended September 30, 2013, and $25 million for the year ended December 31, 2012.

The following tables set forth a further breakdown of individually impaired loans as of September 30, 2013, December 31, 2012 and September 30, 2012:

September 30, 2013 in millions	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$58	$116	—	$74
Commercial real estate:
Commercial mortgage	43	80	—	66
Construction	41	124	—	45

Total commercial real estate loans	84	204	—	111

Total commercial loans with no related allowance recorded	142	320	—	185

Real estate — residential mortgage	16	16	—	16

Home equity:
Key Community Bank	69	69	—	69
Other	2	2	—	2

Total home equity loans	71	71	—	71
Consumer other:
Marine	3	3	—	3

Total consumer other	3	3	—	3

Total consumer loans	90	90	—	90

Total loans with no related allowance recorded	232	410	—	275

With an allowance recorded:
Commercial, financial and agricultural	50	51	$17	36
Commercial real estate:
Commercial mortgage	3	3	1	4
Construction	3	13	—	2

Total commercial real estate loans	6	16	1	6

Total commercial loans with an allowance recorded	56	67	18	42

Real estate — residential mortgage	20	20	6	20

Home equity:
Key Community Bank	33	33	10	32
Other	11	11	2	10

Total home equity loans	44	44	12	42

Consumer other — Key Community Bank	3	3	—	3
Credit cards	6	6	1	5
Consumer other:
Marine	49	49	10	50
Other	1	1	—	1

Total consumer other	50	50	10	51

Total consumer loans	123	123	29	121

Total loans with an allowance recorded	179	190	47	163

Total	$411	$600	$47	$438

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2012 in millions	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$32	$64	—	$60
Commercial real estate:
Commercial mortgage	89	142	—	95
Construction	48	182	—	39

Total commercial real estate loans	137	324	—	134

Total commercial loans with no related allowance recorded	169	388	—	194

Real estate — residential mortgage	21	21	—	10

Home equity:
Key Community Bank	65	65	—	33
Other	3	3	—	1

Total home equity loans	68	68	—	34

Total consumer loans	89	89	—	44

Total loans with no related allowance recorded	258	477	—	238

With an allowance recorded:
Commercial, financial and agricultural	33	42	$12	48
Commercial real estate:
Commercial mortgage	7	7	1	51
Construction	—	—	—	6

Total commercial real estate loans	7	7	1	57

Total commercial loans with an allowance recorded	40	49	13	105

Real estate — residential mortgage	17	17	1	8

Home equity:
Key Community Bank	22	22	11	11
Other	9	9	1	5

Total home equity loans	31	31	12	16

Consumer other — Key Community Bank	2	2	2	1
Credit cards	2	2	—	1
Consumer other:
Marine	60	60	7	30
Other	1	1	—	1

Total consumer other	61	61	7	31

Total consumer loans	113	113	22	57

Total loans with an allowance recorded	153	162	35	162

Total	$411	$639	$35	$400

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

September 30, 2012 in millions	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$57	$118	—	$58
Commercial real estate:
Commercial mortgage	106	182	—	109
Construction	42	203	—	47

Total commercial real estate loans	148	385	—	156

Total commercial loans with no related allowance recorded	205	503	—	214

Real estate — residential mortgage	—	—	—	1

Home equity:
Key Community Bank	45	45	—	23
Other	2	2	—	1

Total home equity loans	47	47	—	24

Consumer other — Key Community Bank	1	1	—	1
Consumer other:
Marine	4	4	—	2

Total consumer other	4	4	—	2

Total consumer loans	52	52	—	28

Total loans with no related allowance recorded	257	555	—	242

With an allowance recorded:
Commercial, financial and agricultural	35	45	$12	39
Commercial real estate:
Commercial mortgage	31	32	7	44
Construction	—	—	—	2

Total commercial real estate loans	31	32	7	46

Total commercial loans with an allowance recorded	66	77	19	85

Real estate — residential mortgage	18	18	1	17

Home equity:
Key Community Bank	20	20	10	16
Other	8	8	1	7

Total home equity loans	28	28	11	23

Consumer other — Key Community Bank	2	2	1	2
Consumer other:
Marine	56	56	7	53
Other	1	1	—	1

Total consumer other	57	57	7	54

Total consumer loans	105	105	20	96

Total loans with an allowance recorded	171	182	39	181

Total	$428	$737	$39	$423

(a)	The Recorded Investment in impaired loans represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the nine months ended September 30, 2013, and 2012, interest income recognized on the outstanding balances of accruing impaired loans totaled $5 million and $4 million, respectively.

At September 30, 2013, aggregate restructured loans (accrual, nonaccrual and held-for-sale loans) totaled $349 million, compared to $320 million at December 31, 2012, and $323 million at September 30, 2012. We added $143 million in restructured loans during the first nine months of 2013, which were offset by $114 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of September 30, 2013, follows:

September 30, 2013 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	39	$96	$63
Commercial real estate:
Real estate — commercial mortgage	14	51	17
Real estate — construction	6	19	4

Total commercial real estate loans	20	70	21

Total commercial loans	59	166	84
Real estate — residential mortgage	401	24	24
Home equity:
Key Community Bank	1,677	89	85
Other	237	6	6

Total home equity loans	1,914	95	91
Consumer other — Key Community Bank	40	2	1
Credit cards	689	5	5
Consumer other:
Marine	346	42	22
Other	46	1	1

Total consumer other	392	43	23

Total consumer loans	3,436	169	144

Total nonperforming TDRs	3,495	335	228

Prior-year accruing (a)
Commercial, financial and agricultural	68	9	4
Commercial real estate:
Real estate — commercial mortgage	3	17	12
Real estate — construction	1	23	35

Total commercial real estate loans	4	40	47

Total commercial loans	72	49	51
Real estate — residential mortgage	118	13	13
Home equity:
Key Community Bank	162	18	17
Other	214	6	6

Total home equity loans	376	24	23
Consumer other — Key Community Bank	32	1	1
Credit cards	267	2	2
Consumer other:
Marine	276	32	30
Other	56	1	1

Total consumer other	332	33	31

Total consumer loans	1,125	73	70

Total prior-year accruing TDRs	1,197	122	121

Total TDRs	4,692	$457	$349

(a)	All TDRs that were restructured prior to January 1, 2013, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2012, follows:

December 31, 2012 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	82	$76	$39
Commercial real estate:
Real estate — commercial mortgage	15	62	25
Real estate — construction	8	53	33

Total commercial real estate loans	23	115	58

Total commercial loans	105	191	97
Real estate — residential mortgage	372	28	28
Home equity:
Key Community Bank	1,577	87	82
Other	322	9	8

Total home equity loans	1,899	96	90
Consumer other — Key Community Bank	28	1	1
Credit cards	405	3	3
Consumer other:
Marine	251	30	29
Other	34	1	1

Total consumer other	285	31	30

Total consumer loans	2,989	159	152

Total nonperforming TDRs	3,094	350	249

Prior-year accruing (a)
Commercial, financial and agricultural	122	12	6
Commercial real estate:
Real estate — commercial mortgage	4	22	15

Total commercial real estate loans	4	22	15

Total commercial loans	126	34	21
Real estate — residential mortgage	101	10	10
Home equity:
Key Community Bank	76	5	5
Other	84	3	3

Total home equity loans	160	8	8
Consumer other — Key Community Bank	16	—	—
Consumer other:
Marine	117	31	31
Other	43	1	1

Total consumer other	160	32	32

Total consumer loans	437	50	50

Total prior-year accruing TDRs	563	84	71

Total TDRs	3,657	$434	$320

(a)	All TDRs that were restructured prior to January 1, 2012, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of September 30, 2012, follows:

September 30, 2012 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	91	$107	$54
Commercial real estate:
Real estate — commercial mortgage	18	47	29
Real estate — construction	8	53	30

Total commercial real estate loans	26	100	59

Total commercial loans	117	207	113
Real estate — residential mortgage	70	7	7
Home equity:
Key Community Bank	1,804	89	58
Other	486	11	7

Total home equity loans	2,290	100	65
Consumer other — Key Community Bank	125	2	2
Consumer other:
Marine	491	33	28
Other	91	2	2

Total consumer other	582	35	30

Total consumer loans	3,067	144	104

Total nonperforming TDRs	3,184	351	217

Prior-year accruing (a)
Commercial, financial and agricultural	152	15	7
Commercial real estate:
Real estate — commercial mortgage	7	71	45
Real estate — construction	1	15	—

Total commercial real estate loans	8	86	45

Total commercial loans	160	101	52
Real estate — residential mortgage	108	11	11
Home equity:
Key Community Bank	86	6	6
Other	95	3	3

Total home equity loans	181	9	9
Consumer other — Key Community Bank	20	—	—
Consumer other:
Marine	126	32	32
Other	51	2	2

Total consumer other	177	34	34

Total consumer loans	486	54	54

Total prior-year accruing TDRs	646	155	106

Total TDRs	3,830	$506	$323

(a)	All TDRs that were restructured prior to January 1, 2012, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. There were 138 consumer loan TDRs with a combined recorded investment of $7 million that have experienced payment defaults during the three months ended September 30, 2013 compared to 127 consumer TDRs with a combined recorded investment of $5 million during the three months ended June 30, 2013 from modifications resulting in TDR status during 2012. There were no significant payment defaults during the first nine months of 2013 arising from commercial loans that were designated as TDRs during 2012.

Our loan modifications are handled on a case by case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet our client’s financial needs. Our concession types are primarily interest rate reductions, forgiveness of principal and other modifications. Other loan term modifications for consumer TDRs include concessions determined to have been made as defined in updated regulatory guidance issued in the third quarter of 2012.

The following table shows the concession types for our commercial and consumer accruing and nonaccruing TDRs and other selected financial data.

dollars in millions	September 30, 2013	December 31, 2012	September 30, 2012
Commercial loans:
Interest rate reduction	$104	$104	$145
Forgiveness of principal	5	7	7
Other modification of loan terms	26	7	14

Total	$135	$118	$166

Consumer loans:
Interest rate reduction	$110	$122	$92
Forgiveness of principal	5	6	7
Other modification of loan terms	99	74	58

Total	$214	$202	$157

Total commercial and consumer TDRs (a)	$349	$320	$323
Total loans	53,597	52,822	51,419

(a)	Commitments outstanding to lend additional funds to borrowers whose terms have been modified in TDRs are $26 million, $32 million, and $47 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” on page 120 of our 2012 Form 10-K. Pursuant to regulatory guidance issued in January 2012, the above-mentioned policy for nonperforming loans was revised effective for the second quarter of 2012. Beginning in the second quarter of 2012, any second lien home equity loan with an associated first lien that is 120 days or more past due or in foreclosure or for which the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan. This policy was implemented prospectively, and, therefore, prior periods were not restated or represented. As of September 30, 2013, in order to be consistent with other unsecured product treatment, the credit card loans nonaccrual policy was revised from 90 day past due status to placement on nonaccrual (and charge off) at 180 days past due.

At September 30, 2013, approximately $52.7 billion, or 98.3%, of our total loans are current. At September 30, 2013, total past due loans and nonperforming loans of $919 million represent approximately 1.7% of total loans.

The following aging analysis as of September 30, 2013, December 31, 2012, and September 30, 2012, of past due and current loans provides further information regarding Key’s credit exposure.

September 30, 2013 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$24,161	$33	$9	$12	$102	$156	—	$24,317
Commercial real estate:
Commercial mortgage	7,429	22	2	31	58	113	$2	7,544
Construction	1,038	3	—	—	17	20	—	1,058

Total commercial real estate loans	8,467	25	2	31	75	133	2	8,602
Commercial lease financing	4,472	41	7	8	22	78	—	4,550

Total commercial loans	$37,100	$99	$18	$51	$199	$367	$2	$37,469

Real estate — residential mortgage	$2,045	$22	$9	$10	$98	$139	$14	$2,198
Home equity:
Key Community Bank	9,994	50	29	12	198	289	2	10,285
Other	327	8	3	2	13	26	—	353

Total home equity loans	10,321	58	32	14	211	315	2	10,638
Consumer other — Key Community Bank	1,419	8	5	6	2	21	—	1,440
Credit cards	675	7	4	8	4	23	—	698
Consumer other:
Marine	1,034	17	6	1	25	49	—	1,083
Other	66	2	1	—	2	5	—	71

Total consumer other	1,100	19	7	1	27	54	—	1,154

Total consumer loans	$15,560	$114	$57	$39	$342	$552	$16	$16,128

Total loans	$52,660	$213	$75	$90	$541	$919	$18	$53,597

December 31, 2012 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans (a)	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$23,030	$56	$34	$22	$99	$211	$1	$23,242
Commercial real estate:
Commercial mortgage	7,556	21	11	9	120	161	3	7,720
Construction	943	1	2	1	56	60	—	1,003

Total commercial real estate loans	8,499	22	13	10	176	221	3	8,723
Commercial lease financing	4,772	88	31	8	16	143	—	4,915

Total commercial loans	$36,301	$166	$78	$40	$291	$575	$4	$36,880

Real estate — residential mortgage	$2,023	$16	$10	$6	$103	$135	$16	$2,174
Home equity:
Key Community Bank	9,506	54	26	17	210	307	3	9,816
Other	387	9	4	2	21	36	—	423

Total home equity loans	9,893	63	30	19	231	343	3	10,239
Consumer other — Key Community Bank	1,325	9	5	8	2	24	—	1,349
Credit cards	706	7	5	—	11	23	—	729
Consumer other:
Marine	1,288	23	9	4	34	70	—	1,358
Other	87	2	1	1	2	6	—	93

Total consumer other	1,375	25	10	5	36	76	—	1,451

Total consumer loans	$15,322	$120	$60	$38	$383	$601	$19	$15,942

Total loans	$51,623	$286	$138	$78	$674	$1,176	$23	$52,822

(a)	Includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in updated regulatory guidance issued in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

September 30, 2012 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans (a)	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$21,766	$46	$19	$15	$132	$212	$1	$21,979
Commercial real estate:
Commercial mortgage	7,344	19	3	26	134	182	3	7,529
Construction	993	5	3	13	53	74	—	1,067

Total commercial real estate loans	8,337	24	6	39	187	256	3	8,596
Commercial lease financing	4,881	48	11	2	18	79	—	4,960

Total commercial loans	$34,984	$118	$36	$56	$337	$547	$4	$35,535

Real estate — residential mortgage	$1,997	$22	$13	$6	$83	$124	$17	$2,138
Home equity:
Key Community Bank	9,492	57	30	15	171	273	3	9,768
Other	374	9	5	3	18	35	—	409

Total home equity loans	9,866	66	35	18	189	308	3	10,177
Consumer other — Key Community Bank	1,290	9	4	6	3	22	1	1,313
Credit cards	692	6	4	—	8	18	—	710
Consumer other:
Marine	1,377	29	9	2	31	71	—	1,448
Other	92	2	1	1	2	6	—	98

Total consumer other	1,469	31	10	3	33	77	—	1,546

Total consumer loans	$15,314	$134	$66	$33	$316	$549	$21	$15,884

Total loans	$50,298	$252	$102	$89	$653	$1,096	$25	$51,419

(a)	Includes $38 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in updated regulatory guidance issued in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $18 million of PCI loans at September 30, 2013, based on bond rating, regulatory classification and payment activity as of September 30, 2013, and 2012 are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

September 30, in millions
	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b) (c)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
AAA — AA	$292	$166	—	$1	$1	$1	$454	$465	$747	$633
A	774	755	$73	63	1	1	866	1,107	1,714	1,926
BBB — BB	21,837	19,229	6,867	6,137	879	759	3,021	3,087	32,604	29,212
B	487	940	294	585	26	38	133	188	940	1,751
CCC — C	927	888	308	740	151	268	76	113	1,462	2,009

Total	$24,317	$21,978	$7,542	$7,526	$1,058	$1,067	$4,550	$4,960	$37,467	$35,531

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.
(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a) (b)

September 30, in millions
	Residential — Prime
GRADE	2013	2012
Pass	$12,487	$11,999
Substandard	333	296

Total	$12,820	$12,295

Credit Risk Profile Based on Payment Activity (a) (b)

September 30, in millions	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Performing	$1,438	$1,309	$694	$702	$1,058	$1,417	$69	$96	$3,259	$3,524
Nonperforming	2	3	4	8	25	31	2	2	33	44

Total	$1,440	$1,312	$698	$710	$1,083	$1,448	$71	$98	$3,292	$3,568

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans. Beginning in the second quarter of 2012, any second lien home equity loan with an associated first lien that is 120 days or more past due or in foreclosure or for which the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan in accordance with regulatory guidance issued in January 2012.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at September 30, 2013, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

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

At September 30, 2013, the ALLL was $868 million, or 1.62% of loans, compared to $888 million, or 1.73% of loans, at September 30, 2012. At September 30, 2013, the ALLL was 160.4% of nonperforming loans, compared to 136.0% at September 30, 2012.

A summary of the allowance for loan and lease losses for the periods indicated is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
in millions	2013	2012	2013	2012
Balance at beginning of period — continuing operations	$876	$888	$888	$1,004
Charge-offs	(78)	(141)	(242)	(404)
Recoveries	41	32	111	117

Net loans and leases charged off	(37)	(109)	(131)	(287)
Provision for loan and lease losses from continuing operations	28	109	111	172
Foreign currency translation adjustment	1	—	—	(1)

Balance at end of period — continuing operations	$868	$888	$868	$888

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2012	Provision	Charge-offs	Recoveries	September 30, 2013
Commercial, financial and agricultural	$327	$57	$(44)	$30	$370
Real estate — commercial mortgage	198	(28)	(18)	20	172
Real estate — construction	41	(17)	(2)	14	36
Commercial lease financing	55	24	(25)	10	64

Total commercial loans	621	36	(89)	74	642
Real estate — residential mortgage	30	17	(13)	1	35
Home equity:
Key Community Bank	105	19	(50)	8	82
Other	25	—	(16)	5	14

Total home equity loans	130	19	(66)	13	96
Consumer other — Key Community Bank	38	8	(24)	5	27
Credit cards	26	30	(25)	3	34
Consumer other:
Marine	39	1	(22)	13	31
Other	4	—	(3)	2	3

Total consumer other:	43	1	(25)	15	34

Total consumer loans	267	75	(153)	37	226

Total ALLL — continuing operations	888	111	(242)	111	868
Discontinued operations	55	11	(42)	14	38

Total ALLL — including discontinued operations	$943	$122	$(284)	$125	$906

in millions	December 31, 2011	Provision	Charge-offs	Recoveries	September 30, 2012
Commercial, financial and agricultural	$334	$9	$(65)	$40	$318
Real estate — commercial mortgage	272	—	(69)	18	221
Real estate — construction	63	—	(19)	3	47
Commercial lease financing	78	(10)	(20)	18	66

Total commercial loans	747	(1)	(173)	79	652
Real estate — residential mortgage	37	5	(19)	2	25
Home equity:
Key Community Bank	103	92	(113)	7	89
Other	29	14	(23)	4	24

Total home equity loans	132	106	(136)	11	113
Consumer other — Key Community Bank	41	15	(29)	5	32
Credit cards	—	27	(2)	—	25
Consumer other:
Marine	46	14	(41)	18	37
Other	1	5	(4)	2	4

Total consumer other:	47	19	(45)	20	41

Total consumer loans	257	172	(231)	38	236

Total ALLL — continuing operations	1,004	171 (a)	(404)	117	888
Discontinued operations	104	4	(56)	13	65

Total ALLL — including discontinued operations	$1,108	$175	$(460)	$130	$953

(a)	Includes $1 million of foreign currency translation adjustment.

Our ALLL decreased by $20 million, or 2%, since the third quarter of 2012. This contraction was associated with the improvement in credit quality of our loan portfolios. The quality of new loan originations and decreasing NPLs and net charge-offs has resulted in a reduction in our general allowance. Our general allowance encompasses the application of expected loss rates to our existing loans with similar risk characteristics, an assessment of factors such as changes in economic conditions and changes in credit policies or underwriting standards. Our delinquency trends have declined during 2012 and thus far in 2013 due to a modest level of loan growth, relatively stable conditions in the economic environment, and continued run off in our exit loan portfolio and reflects our effort to maintain a moderate enterprise risk tolerance.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $411 million, with a corresponding allowance of $47 million at September 30, 2013. Loans outstanding collectively evaluated for impairment totaled $53.2 billion, with a corresponding allowance of $820 million at September 30, 2013. At September 30, 2013, PCI loans evaluated for impairment totaled $18 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the quarter ended September 30, 2013.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2013, follows:

	Allowance			Outstanding
September 30, 2013 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired

Commercial, financial and agricultural	$17	$353	—	$24,317		$108	$24,209	—
Commercial real estate:
Commercial mortgage	1	171	—	7,544		46	7,496	$2
Construction	—	36	—	1,058		44	1,014	—

Total commercial real estate loans	1	207	—	8,602		90	8,510	2
Commercial lease financing	—	64	—	4,550		—	4,550	—

Total commercial loans	18	624	—	37,469		198	37,269	2
Real estate — residential mortgage	6	28	$1	2,198		36	2,148	14
Home equity:
Key Community Bank	10	72	—	10,285		102	10,181	2
Other	2	12	—	353		13	340	—

Total home equity loans	12	84	—	10,638		115	10,521	2
Consumer other — Key Community Bank	—	27	—	1,440		3	1,437	—
Credit cards	1	33	—	698		6	692	—
Consumer other:
Marine	10	21	—	1,083		52	1,031	—
Other	—	3	—	71		1	70	—

Total consumer other	10	24	—	1,154		53	1,101	—

Total consumer loans	29	196	1	16,128		213	15,899	16

Total ALLL — continuing operations	47	820	1	53,597		411	53,168	18
Discontinued operations	1	37	—	4,738	(a)	11	4,727	—

Total ALLL — including discontinued operations	$48	$857	$1	$58,335		$422	$57,895	$18

(a)	Amount includes $2.3 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2012, follows:

	Allowance			Outstanding
December 31, 2012 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired
Commercial, financial and agricultural	$12	$314	—	$23,242		$65	$23,176	$1
Commercial real estate:
Commercial mortgage	1	198	—	7,720		96	7,621	3
Construction	—	41	—	1,003		48	955	—

Total commercial real estate loans	1	239	—	8,723		144	8,576	3
Commercial lease financing	—	55	—	4,915		—	4,915	—

Total commercial loans	13	608	—	36,880		209	36,667	4
Real estate — residential mortgage	1	29	$1	2,174		38	2,120	16
Home equity:
Key Community Bank	11	94	—	9,816		87	9,726	3
Other	1	24	—	423		12	411	—

Total home equity loans	12	118	—	10,239		99	10,137	3
Consumer other — Key Community Bank	2	36	—	1,349		2	1,347	—
Credit cards	—	26	—	729		2	727	—
Consumer other:
Marine	7	32	—	1,358		60	1,298	—
Other	—	3	—	93		1	92	—

Total consumer other	7	35	—	1,451		61	1,390	—

Total consumer loans	22	244	1	15,942		202	15,721	19

Total ALLL — continuing operations	35	852	1	52,822		411	52,388	23
Discontinued operations	—	55	—	5,201	(a)	3	5,198	—

Total ALLL — including discontinued operations	$35	$907	$1	$58,023		$414	$57,586	$23

(a)	Amount includes $2.5 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2012, follows:

	Allowance			Outstanding
September 30, 2012 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired
Commercial, financial and agricultural	$12	$306	—	$21,979		$92	$21,886	$1
Commercial real estate:
Commercial mortgage	7	214	—	7,529		138	7,388	3
Construction	—	47	—	1,067		42	1,025	—

Total commercial real estate loans	7	261	—	8,596		180	8,413	3
Commercial lease financing	—	66	—	4,960		—	4,960	—

Total commercial loans	19	633	—	35,535		272	35,259	4
Real estate — residential mortgage	1	24	—	2,138		18	2,103	17
Home equity:
Key Community Bank	10	79	—	9,768		65	9,700	3
Other	1	23	—	409		10	399	—

Total home equity loans	11	102	—	10,177		75	10,099	3
Consumer other — Key Community Bank	1	31	—	1,313		2	1,310	1
Credit cards	—	25		710		—	710	—
Consumer other:
Marine	7	30	—	1,448		60	1,388	—
Other	—	4	—	98		1	97	—

Total consumer other	7	34	—	1,546		61	1,485	—

Total consumer loans	20	216	—	15,884		156	15,707	21

Total ALLL — continuing operations	39	849	—	51,419		428	50,966	25
Discontinued operations	—	65	—	5,328	(a)	3	5,325	—

Total ALLL — including discontinued operations	$39	$914	—	$56,747		$431	$56,291	$25

(a)	Amount includes $2.6 billion of loans carried at fair value that are excluded from ALLL considerations.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has decreased by $3 million since the third quarter of 2012 to $40 million at September 30, 2013. When combined with our ALLL, our total allowance for credit losses represented 1.69% of loans at September 30, 2013, compared to 1.81% at September 30, 2012.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2013	2012	2013	2012
Balance at beginning of period	$37	$51	$29	$45
Provision (credit) for losses on lending-related commitments	3	(8)	11	(2)

Balance at end of period	$40	$43	$40	$43

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

Valuation adjustments, such as those pertaining to counterparty and our own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value. Credit valuation adjustments are made when market pricing does not accurately reflect the counterparty’s or our own credit quality. We make liquidity valuation adjustments to the fair value of certain assets to reflect the uncertainty in the pricing and trading of the instruments when we are unable to observe recent market transactions for identical or similar instruments. Liquidity valuation adjustments are based on the following factors:

•	the amount of time since the last relevant valuation;

•	whether there is an actual trade or relevant external quote available at the measurement date; and

•	volatility associated with the primary pricing components.

We ensure that our fair value measurements are accurate and appropriate by relying upon various controls, including:

•	an independent review and approval of valuation models and assumptions;

•	recurring detailed reviews of profit and loss; and

•	a validation of valuation model components against benchmark data and similar products, where possible.

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

Securities (trading and available for sale). We own several types of securities, requiring a range of valuation methods:

•	Securities are classified as Level 1 when quoted market prices are available in an active market for the identical securities. Level 1 instruments include exchange-traded equity securities.

•

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

•

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

On a monthly basis, we validate the pricing methodologies utilized by our third-party pricing service to ensure the fair value determination is consistent with the applicable accounting guidance and that our assets are properly classified in the fair value hierarchy. To perform this validation, we:

•	review documentation received from our third-party pricing service regarding the inputs used in their valuations and determine a level assessment for each category of securities;

•	substantiate actual inputs used for a sample of securities by comparing the actual inputs used by our third-party pricing service to comparable inputs for similar securities; and

•

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

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of our indirect investments and related unfunded commitments at September 30, 2013:

September 30, 2013 in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Passive funds (a)	$13	$1
Co-managed funds (b)	15	—

Total	$28	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to seven years.
(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of two to five years.

Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors).

Each investment is adjusted to fair value with any net realized or unrealized gain/loss recorded in the current period’s earnings. This process is a coordinated and documented effort by the Principal Investing Entities Deal Team (comprised of individuals from one of the independent investment managers who oversee these instruments), members of the Key Principal Partners (“KPP”) finance and accounting staff, and the Investment Committee (comprised of individuals from Key and one of the independent investment managers). This process involves an in-depth review of the condition of each investment depending on the type of investment.

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

The fair value of our indirect investments and related unfunded commitments at September 30, 2013, was $417 million and $83 million, respectively. Our indirect investments consist of buyout, venture capital, and fund of funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to nine years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at September 30, 2013, December 31, 2012 and September 30, 2012.

September 30, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$516	—	$516
Trading account assets:
U.S. Treasury, agencies and corporations	—	616	—	616
States and political subdivisions	—	26	—	26
Collateralized mortgage obligations	—	6	—	6
Other mortgage-backed securities	—	83	—	83
Other securities	$6	66	—	72

Total trading account securities	6	797	—	803
Commercial loans	—	3	—	3

Total trading account assets	6	800	—	806
Securities available for sale:
States and political subdivisions	—	41	—	41
Collateralized mortgage obligations	—	11,779	—	11,779
Other mortgage-backed securities	—	762	—	762
Other securities	24	—	—	24

Total securities available for sale	24	12,582	—	12,606
Other investments:
Principal investments:
Direct	—	—	$168	168
Indirect	—	—	417	417

Total principal investments	—	—	585	585
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	28	28

Total equity and mezzanine investments	—	—	28	28

Total other investments	—	—	613	613
Derivative assets:
Interest rate	—	1,112	19	1,131
Foreign exchange	60	10	—	70
Energy and commodity	—	137	—	137
Credit	—	2	4	6
Equity	—	—	—	—

Derivative assets	60	1,261	23	1,344
Netting adjustments (a)	—	—	—	(869)

Total derivative assets	60	1,261	23	475
Accrued income and other assets	—	48	—	48

Total assets on a recurring basis at fair value	$90	$15,207	$636	$15,064

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$464	—	$464
Bank notes and other short-term borrowings:
Short positions	$4	458	—	462
Derivative liabilities:
Interest rate	—	798	—	798
Foreign exchange	59	10	—	69
Energy and commodity	—	130	$1	131
Credit	—	10	1	11
Equity	—	—	—	—

Derivative liabilities	59	948	2	1,009
Netting adjustments (a)	—	—	—	(559)

Total derivative liabilities	59	948	2	450
Accrued expense and other liabilities	—	133	—	133

Total liabilities on a recurring basis at fair value	$63	$2,003	$2	$1,509

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

.

December 31, 2012
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$271	—	$271
Trading account assets:
U.S. Treasury, agencies and corporations	—	383	—	383
States and political subdivisions	—	21	$3	24
Collateralized mortgage obligations	—	8	—	8
Other mortgage-backed securities	—	4	—	4
Other securities	$2	175	—	177

Total trading account securities	2	591	3	596
Commercial loans	—	9	—	9

Total trading account assets	2	600	3	605
Securities available for sale:
States and political subdivisions	—	49	—	49
Collateralized mortgage obligations	—	11,464	—	11,464
Other mortgage-backed securities	—	538	—	538
Other securities	43	—	—	43

Total securities available for sale	43	12,051	—	12,094
Other investments:
Principal investments:
Direct	—	—	191	191
Indirect	—	—	436	436

Total principal investments	—	—	627	627
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	41	41

Total equity and mezzanine investments	—	—	41	41

Total other investments	—	—	668	668
Derivative assets:
Interest rate	—	1,705	19	1,724
Foreign exchange	54	21	—	75
Energy and commodity	—	154	2	156
Credit	—	3	5	8
Equity	—	—	—	—

Derivative assets	54	1,883	26	1,963
Netting adjustments (a)	—	—	—	(1,270)

Total derivative assets	54	1,883	26	693
Accrued income and other assets	—	3	—	3

Total assets on a recurring basis at fair value	$99	$14,808	$697	$14,334

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$228	—	$228
Bank notes and other short-term borrowings:
Short positions	—	287	—	287
Derivative liabilities:
Interest rate	—	1,152	—	1,152
Foreign exchange	$55	20	—	75
Energy and commodity	—	149	$1	150
Credit	—	9	1	10
Equity	—	—	—	—

Derivative liabilities	55	1,330	2	1,387
Netting adjustments (a)	—	—	—	(803)

Total derivative liabilities	55	1,330	2	584
Accrued expense and other liabilities	—	49	—	49

Total liabilities on a recurring basis at fair value	$55	$1,894	$2	$1,148

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

September 30, 2012
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$294	—	$294
Trading account assets:
U.S. Treasury, agencies and corporations	—	486	—	486
States and political subdivisions	—	14	$56	70
Collateralized mortgage obligations	—	4	—	4
Other mortgage-backed securities	—	9	1	10
Other securities	$10	78	—	88

Total trading account securities	10	591	57	658
Commercial loans	—	5	—	5

Total trading account assets	10	596	57	663
Securities available for sale:
States and political subdivisions	—	54	—	54
Collateralized mortgage obligations	—	11,283	—	11,283
Other mortgage-backed securities	—	597	1	598
Other securities	27	—	—	27

Total securities available for sale	27	11,934	1	11,962
Other investments:
Principal investments:
Direct	—	—	214	214
Indirect	—	—	455	455

Total principal investments	—	—	669	669
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	42	42

Total equity and mezzanine investments	—	—	42	42

Total other investments	—	—	711	711
Derivative assets:
Interest rate	—	1,841	23	1,864
Foreign exchange	52	29	—	81
Energy and commodity	—	183	—	183
Credit	—	14	5	19
Equity	—	—	—	—

Derivative assets	52	2,067	28	2,147
Netting adjustments (a)	—	—	—	(1,376)

Total derivative assets	52	2,067	28	771
Accrued income and other assets	—	138	—	138

Total assets on a recurring basis at fair value	$89	$15,029	$797	$14,539

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$398	—	$398
Bank notes and other short-term borrowings:
Short positions	$4	384	—	388
Derivative liabilities:
Interest rate	—	1,283	—	1,283
Foreign exchange	56	27	—	83
Energy and commodity	—	177	$1	178
Credit	—	17	1	18
Equity	—	—	—	—

Derivative liabilities	56	1,504	2	1,562
Netting adjustments (a)	—	—	—	(905)

Total derivative liabilities	56	1,504	2	657
Accrued expense and other liabilities	1	—	—	1

Total liabilities on a recurring basis at fair value	$61	$2,286	$2	$1,444

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the three and nine months ended September 30, 2013, and 2012. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance (g)	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2013

Trading account assets
Other mortgage-backed securities	—	$4	(b)	—	$(4)	—	—		—		—	—

Other securities	—	4	(b)	—	—	$(4)	—		—		—	$(1	) (b)
State and political subdivisions	$3	—		—	(3)	—	—		—		—	—

Other investments
Principal investments

Direct	191	(9	) (c)	$7	(21)	—	—		—		$168	(19	) (c)

Indirect	436	37	(c)	14	(70)	—	—		—		417	13	(c)
Equity and mezzanine investments

Direct	—	—		—	—	—	—		—		—	8	(c)

Indirect	41	1	(c)	—	—	(14)	—		—		28	1	(c)

Derivative instruments (a)
Interest rate	19	(10	) (d)	—	(1)	—	$39	(f)	$(28	) (f)	19	—
Energy and commodity	1	(2	) (d)	—	—	—	—		—		(1)	—
Credit	4	(6	) (d)	—	—	5	—		—		3	—

Three months ended September 30, 2013

Trading account assets
Other mortgage-backed securities	—	—		—	—	—	—		—		—	—

Other securities	—	$1	(b)	—	—	$(1)	—		—		—	$(2	) (b)
State and political subdivisions	—	—		—	—	—	—		—		—	—

Other investments
Principal investments

Direct	$186	(4	) (c)	$3	$(17)	—	—		—		$168	(8	) (c)

Indirect	426	18	(c)	3	(30)	—	—		—		417	9	(c)
Equity and mezzanine investments

Direct	—	—		—	—	—	—		—		—	5	(c)

Indirect	32	(1	) (c)	—	—	(3)	—		—		28	(1	) (c)

Derivative instruments (a)
Interest rate	25	(7	) (d)	—	—	—	—		$1	(f)	19	—
Energy and commodity	1	(2	) (d)	—	—	—	—		—		(1)	—
Credit	4	(3	) (d)	—	—	2	—		—		3	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (e)		Transfers out of Level 3 (e)	End of Period Balance (g)	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2012

Trading account assets
Other mortgage-backed securities	$35	$2	(b)	—	$(32)	—	—		$(4)	$1	—

Other securities	—	2	(b)	—	—	$(3)	$57	(h)	—	56	$2	(b)

Other investments
Principal investments

Direct	225	12	(c)	$11	(34)	—	—		—	214	10	(c)

Indirect	473	50	(c)	24	(92)	—	—		—	455	21	(c)
Equity and mezzanine investments

Direct	15	3	(c)	—	—	(18)	—		—	—	15	(c)

Indirect	36	6	(c)	4	—	(4)	—		—	42	6	(c)

Derivative instruments (a)
Interest rate	38	(5	) (d)	1	(7)	—	7		(11)	23	—
Energy and commodity	(1)	1	(d)	(1)	—	—	—		—	(1)	—
Credit	(21)	(11	) (d)	—	—	37	—		—	5	—

Three months ended September 30, 2012

Trading account assets
Other mortgage-backed securities	$1	—		—	—	—	—		—	$1	—

Other securities	57	$4	(b)	—	—	$(5)	—		—	56	$4	(b)

Other investments
Principal investments

Direct	231	4	(c)	$1	$(22)	—	—		—	214	2	(c)

Indirect	482	7	(c)	4	(38)	—	—		—	455	(7	) (c)
Equity and mezzanine investments

Direct	18	—		—	—	(18)	—		—	—	5	(c)
Indirect	43	—		—	—	—	$(1)		—	42	—

Derivative instruments (a)
Interest rate	35	(2	) (d)	—	(6)	—	3		$(7)	23	—
Energy and commodity	(1)	—		—	—	—	—		—	(1)	—
Credit	5	(4	) (d)	—	—	4	—		—	5	—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.
(b)	Realized and unrealized gains and losses on trading account assets are reported in “other income” on the income statement.
(c)	Realized and unrealized gains and losses on principal investments and private equity and mezzanine investments are reported in “net gains (losses) from principal investing” on the income statement.
(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.
(e)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.
(f)	Transfers from Level 2 to Level 3 were the result of Level 3 unobservable inputs becoming significant to certain derivatives previously classified as Level 2. Transfers from Level 3 to Level 2 were the result of Level 3 unobservable inputs becoming less significant to certain derivatives previously classified as Level 3.
(g)	There were no issuances for the nine-month periods ended September 30, 2013 and 2012.
(h)	Transfers from Level 2 to Level 3 were the result of decreased observable market activity for these securities.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2013, December 31, 2012, and September 30, 2012:

	September 30, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$26	$26
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	$1	10	11

Total assets on a nonrecurring basis at fair value	—	1	$36	$37

	December 31, 2012
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$25	$25
Loans held for sale (a)	—	—	9	9
Accrued income and other assets	—	$2	20	22

Total assets on a nonrecurring basis at fair value	—	$2	$54	$56

	September 30, 2012
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$52	$52
Loans held for sale (a)	—	—	10	10
Accrued income and other assets	—	$15	22	37

Total assets on a nonrecurring basis at fair value	—	$15	$84	$99

(a)	During the first nine months of 2013, we transferred $2 million of commercial and consumer loans and leases at their current fair value from held-for-sale status to the held-to-maturity portfolio compared to $17 million during 2012, and $17 million during the first nine months ended September 30, 2012.

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

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determined that adjustments were necessary to record some of the portfolios at the lower of cost or fair value in accordance with GAAP. There were no loans held for sale portfolios adjusted to fair value at September 30, 2013. Loans held for sale portfolios adjusted to fair value totaled $9 million at December 31, 2012, and $10 million at September 30, 2012.

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

Inputs used include market-available data, such as industry, historical and expected growth rates, and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified goodwill as Level 3. We use a third-party valuation services provider to perform the annual, and if necessary, any interim, Step 1 valuation process, and to perform a Step 2 analysis, if needed, on our reporting units. Annual and any interim valuations prepared by the third-party valuation services provider are reviewed by the appropriate individuals within Key to ensure that the assumptions used in preparing the analysis are appropriate and properly supported. For additional information on the results of recent goodwill impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) on page on 171 of our 2012 Form 10-K.

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

•

Commercial Real Estate Valuation Process: When a loan is reclassified from loan status to OREO because we took possession of the collateral, the Asset Recovery Group Loan Officer, in consultation with our OREO group, obtains a broker price opinion or a third-party appraisal, which is used to establish the fair value of the underlying collateral. The determined fair value of the underlying collateral less estimated selling costs becomes the carrying value of the OREO asset. In addition to valuations from independent third-party sources, our OREO group also writes down the carrying balance of OREO assets once a bona fide offer is contractually accepted, through execution of a Purchase and Sale Agreement, where the accepted price is lower than the current balance of the particular OREO asset. The fair value of OREO property is re-evaluated every 90 days and the OREO asset is adjusted as necessary.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at September 30, 2013, December 31, 2012, and September 30, 2012, along with the valuation techniques used, are shown in the following table:

September 30, 2013	Fair Value of		Significant	Range
dollars in millions	Level 3 Assets	Valuation Technique	Unobservable Input	(Weighted-Average)

Recurring
Other investments	$168	Individual analysis of the condition of each investment
— principal investments — direct:
Debt instruments			EBITDA multiple	5.80 - 7.20% (6.00%)
Equity instruments of private companies			EBITDA multiple (where applicable)	4.70 - 9.60% (6.30%)
			Revenue multiple (where applicable)	1.00 - 4.80% (4.10%)

Nonrecurring
Impaired loans	26	Fair value of underlying collateral	Discount	10.00 - 100.00% (35.00%)

Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	9.70 - 14.20 (11.25)
			Equity multiple of peers	.95 - 1.17 (1.09)
			Control premium	N/A (30.00%)
			Weighted-average cost of capital	N/A (13.00%)

December 31, 2012	Fair Value of		Significant	Range
dollars in millions	Level 3 Assets	Valuation Technique	Unobservable Input	(Weighted-Average)

Recurring
Other investments	$181	Individual analysis of the condition of each investment
— principal investments — direct:
Debt instruments			EBITDA multiple	5.50 - 6.00% (5.90%)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.00 - 8.50% (6.10%)
			Revenue multiple (where applicable)	0.30 - 5.70% (4.80%)

Nonrecurring
Impaired loans	25	Fair value of underlying collateral	Discount	0.00 - 100.00% (45.00%)

Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	9.70 - 14.20 (11.25)
			Equity multiple of peers	.95 - 1.17 (1.09)
			Control premium	N/A (30.00%)
			Weighted-average cost of capital	N/A (13.00%)

September 30, 2012	Fair Value of		Significant	Range
dollars in millions	Level 3 Assets	Valuation Technique	Unobservable Input	(Weighted-Average)

Recurring
Other investments	$202	Individual analysis of the condition of each investment
— principal investments — direct:
Debt instruments			EBITDA multiple	4.90 - 6.00% (5.90%)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.50 - 10.80% (6.10%)
			Revenue multiple (where applicable)	0.20 - 4.40% (2.80%)

Nonrecurring
Impaired loans	52	Fair value of underlying collateral	Discount	0.00 - 100.00% (35.00%)

Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	8.30 - 11.90 (10.01)
			Equity multiple of peers	1.21 - 1.32 (1.27)
			Control premium	N/A (32.00%)
			Weighted-average cost of capital	N/A (15.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2013, December 31, 2012, and September 30, 2012 are shown in the following table.

	September 30, 2013
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,283	$3,767	$516	—	—		$4,283
Trading account assets (e)	806	6	800	—	—		806
Securities available for sale (e)	12,606	24	12,582	—	—		12,606
Held-to-maturity securities (b)	4,835	—	4,730	—	—		4,730
Other investments (e)	1,007	—	394	$613	—		1,007
Loans, net of allowance (c)	52,729	—	—	51,301	—		51,301
Loans held for sale (e)	699	—	—	699	—		699
Mortgage servicing assets (d)	331	—	—	388	—		388
Derivative assets (e)	475	60	1,261	23	$(869	) (f)	475

LIABILITIES
Deposits with no stated maturity (a)	$61,399	—	$61,399	—	—		$61,399
Time deposits (d)	7,136	605	6,632	—	—		7,237
Short-term borrowings (a)	1,921	$4	1,917	—	—		1,921
Long-term debt (d)	6,154	6,192	265	—	—		6,457
Derivative liabilities (e)	450	59	948	$2	$(559	) (f)	450

	December 31, 2012
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,525	$4,254	$271	—	—		$4,525
Trading account assets (e)	605	2	600	$3	—		605
Securities available for sale (e)	12,094	43	12,051	—	—		12,094
Held-to-maturity securities (b)	3,931	—	3,992	—	—		3,992
Other investments (e)	1,064	—	396	668	—		1,064
Loans, net of allowance (c)	51,934	—	—	51,046	—		51,046
Loans held for sale (e)	599	—	—	599	—		599
Mortgage servicing assets (d)	204	—	—	238	—		238
Derivative assets (e)	693	54	1,883	26	$(1,270	) (f)	693

LIABILITIES
Deposits with no stated maturity (a)	$58,132	—	$58,132	—	—		$58,132
Time deposits (d)	7,861	$408	7,612	—	—		8,020
Short-term borrowings (a)	1,896	—	1,896	—	—		1,896
Long-term debt (d)	6,847	2,807	4,585	—	—		7,392
Derivative liabilities (e)	584	54	1,331	$2	$(803	) (f)	584

	September 30, 2012
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,182	$2,888	$294	—	—		$3,182
Trading account assets (e)	663	10	596	$57	—		663
Securities available for sale (e)	11,962	27	11,934	1	—		11,962
Held-to-maturity securities (b)	4,153	—	4,212	—	—		4,212
Other investments (e)	1,106	—	395	711	—		1,106
Loans, net of allowance (c)	50,531	—	—	49,737	—		49,737
Loans held for sale (e)	628	—	—	628	—		628
Mortgage servicing assets (d)	188	—	—	237	—		237
Derivative assets (e)	771	52	2,067	28	$(1,376	) (f)	771

LIABILITIES
Deposits with no stated maturity (a)	$55,452	—	$55,452	—	—		$55,452
Time deposits (d)	8,736	$569	8,344	—	—		8,913
Short-term borrowings (a)	2,134	4	2,130	—	—		2,134
Long-term debt (d)	6,119	2,819	3,777	—	—		6,596
Derivative liabilities (e)	657	56	1,504	$2	$(905	) (f)	657

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.
(c)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.
(d)	Fair values of mortgage servicing assets, time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.
(e)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.
(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During the first nine months of 2013, the fair values of our loan portfolios have generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are outside the trusts. All of these loans were excluded from the table above as follows:

•

Loans at carrying value, net of allowance, of $2.4 billion ($2.0 billion at fair value) at September 30, 2013, $2.6 billion ($2.3 billion at fair value) at December 31, 2012, and $2.7 billion ($2.3 billion at fair value) at September 30, 2012;

•	Portfolio loans at fair value of $148 million at September 30, 2013, $157 million at December 31, 2012, and $71 million at September 30, 2012;

•	Loans in the trusts at fair value of $2.1 billion at September 30, 2013, $2.4 billion at December 31, 2012, and $2.5 billion at September 30, 2012.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $2.0 billion in fair value at September 30, 2013, $2.2 billion in fair value at December 31, 2012, and $2.3 billion in fair value at September 30, 2012 are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $2.2 billion at September 30, 2013, and December 31, 2012, and $2.1 billion at September 30, 2012 are included in “Loans, net of allowance” in the above table.

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

	September 30, 2013
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$40	$1	—	$41
Collateralized mortgage obligations	11,810	194	$225	11,779
Other mortgage-backed securities	733	31	2	762
Other securities	20	4		24

Total securities available for sale	$12,603	$230	$227	$12,606

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,815	$10	$115	$4,710
Other securities	20	—	—	20

Total held-to-maturity securities	$4,835	$10	$115	$4,730

	December 31, 2012
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$47	$2	—	$49
Collateralized mortgage obligations	11,148	316	—	11,464
Other mortgage-backed securities	491	47	—	538
Other securities	42	1	—	43

Total securities available for sale	$11,728	$366	—	$12,094

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$3,913	$61	—	$3,974
Other securities	18	—	—	18

Total held-to-maturity securities	$3,931	$61	—	$3,992

	September 30, 2012
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$52	$2	—	$54
Collateralized mortgage obligations	10,949	334	—	11,283
Other mortgage-backed securities	543	55	—	598
Other securities	25	2	—	27

Total securities available for sale	$11,569	$393	—	$11,962

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,135	$59	—	$4,194
Other securities	18	—	—	18

Total held-to-maturity securities	$4,153	$59	—	$4,212

The following table summarizes our securities that were in an unrealized loss position as of September 30, 2013, December 31, 2012, and September 30, 2012.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses (a)	Fair Value	Gross Unrealized Losses (b)	Fair Value	Gross Unrealized Losses (a)
September 30, 2013
Securities available for sale:
Collateralized mortgage obligations	$5,380	$225	—	—	$5,380	$225
Other mortgage-backed securities	94	2	—	—	94	2
Other securities	2	—	—	—	2	—
Held-to-maturity:
Collateralized mortgage obligations	3,659	115	—	—	3,659	115
Other securities	5	—	—	—	5	—

Total temporarily impaired securities	$9,140	$342	—	—	$9,140	$342

December 31, 2012
Securities available for sale:
Other securities	$31	—	$3	—	$34	—

Total temporarily impaired securities	$31	—	$3	—	$34	—

September 30, 2012
Securities available for sale:
Collateralized mortgage obligations	$7	—	—	—	$7	—
Other securities	14	—	$3	—	17	—
Held-to-maturity:
Collateralized mortgage obligations	—	—	—	—	—	—

Total temporarily impaired securities	$21	—	$3	—	$24	—

(a)	There were less than $1 million of gross unrealized losses for the period ended December 31, 2012 and September 30, 2012.
(b)	There were less than $1 million of gross unrealized losses for the period ended September 30, 2013, December 31, 2012 and September 30, 2012.

At September 30, 2013, we had $225 million of gross unrealized losses related to 55 fixed-rate collateralized mortgage obligations that were invested in as part of our overall A/LM strategy. These securities have a weighted-average maturity of 4.9 years at September 30, 2013. Since these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. We also had $2 million of gross unrealized losses related to 20 other mortgage-backed securities positions, which have a weighted-average maturity of 3.4 years at September 30, 2013. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments have been reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended September 30, 2013.

Three months ended September 30, 2013

in millions
Balance at June 30, 2013	$4
Impairment recognized in earnings	—

Balance at September 30, 2013	$4

Realized gains and losses related to securities available for sale were as follows:

Nine months ended September 30, 2013

in millions
Realized gains	—
Realized losses	—

Net securities gains (losses)	—

At September 30, 2013, securities available for sale and held-to-maturity securities totaling $11.1 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
September 30, 2013 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$492	$500	$7	$6
Due after one through five years	10,938	10,982	4,682	4,584
Due after five through ten years	1,169	1,119	146	140
Due after ten years	4	5	—	—

Total	$12,603	$12,606	$4,835	$4,730

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

The primary derivatives that we use are interest rate swaps, caps, floors, and futures; foreign exchange contracts; energy derivatives; and credit derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. As further discussed in this note:

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

At September 30, 2013, after taking into account the effects of bilateral collateral and master netting agreements, we had $102 million of derivative assets and a positive $15 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely due to contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $373 million and derivative liabilities of $465 million that were not designated as hedging instruments.

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

We use foreign currency forward transactions to hedge the foreign currency exposure of our net investment in various foreign Equipment Finance entities. These entities are denominated in a non-U.S. currency. These swaps are designated as net investment hedges to mitigate the exposure of measuring the net investment at the spot foreign exchange rate.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at September 30, 2013, was not significant.

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

We also enter into derivative contracts for other purposes, including:

•	interest rate swap, cap, and floor contracts entered into generally to accommodate the needs of commercial loan clients;

•	energy and base metal swap and options contracts entered into to accommodate the needs of clients;

•	futures contracts and positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above; and

•	foreign exchange forward contracts and options entered into primarily to accommodate the needs of clients.

These contracts are not designated as part of hedge relationships.

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2013, December 31, 2012, and September 30, 2012. The change in the notional amounts of these derivatives by type from December 31, 2012, to September 30, 2013, indicates the volume of our derivative transaction activity during the first nine months of 2013. The notional amounts are not affected by bilateral collateral and master netting agreements. The balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements do not exist or are not enforceable agreements under bankruptcy laws, those derivative assets and liabilities with counterparties are not adjusted. Securities collateral related to legally enforceable master netting agreements are not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	September 30, 2013			December 31, 2012			September 30, 2012
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$13,762	$332	$36	$19,085	$579	$30	$16,596	$604	$31
Foreign exchange	190	—	1	196	—	7	264	—	10

Total	13,952	332	37	19,281	579	37	16,860	604	41
Derivatives not designated as hedging instruments:
Interest rate	47,315	799	762	51,633	1,144	1,122	55,391	1,260	1,252
Foreign exchange	4,479	70	68	5,025	75	68	5,126	81	73
Energy and commodity	1,890	137	131	1,688	156	150	1,749	183	178
Credit	971	6	11	955	9	10	2,242	19	18
Equity	—	—	—	7	—	—	13	—	—

Total	54,655	1,012	972	59,308	1,384	1,350	64,521	1,543	1,521
Netting adjustments (a)	—	(869)	(559)	—	(1,270)	(803)	—	(1,376)	(905)

Net derivatives in the balance sheet	68,607	475	450	78,589	693	584	81,381	771	657
Other collateral (b)	—	(81)	(356)	—	(163)	(475)	—	(186)	(552)

Net derivative amounts	$68,607	$394	$94	$78,589	$530	$109	$81,381	$585	$105

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, any excess other collateral is not reflected above.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the nine-month period ended September 30, 2013, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of September 30, 2013.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the nine-month periods ended September 30, 2013, and 2012, and where they are recorded on the income statement.

	Nine months ended September 30, 2013
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(167)	Long-term debt	Other income	$167	(a)
Interest rate	Interest expense — Long-term debt	97

Total		$(70)			$167

	Nine months ended September 30, 2012
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(14)	Long-term debt	Other income	$8	(a)
Interest rate	Interest expense — Long-term debt	123
Foreign exchange	Other income	5	Long-term debt	Other income	(6	) (a)
Foreign exchange	Interest expense — Long-term debt	1	Long-term debt	Interest expense – Long-term debt	(1	) (b)

Total		$115			$1

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.
(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the nine-month period ended September 30, 2013, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of September 30, 2013.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2013, we would expect to reclassify an estimated $26 million of net losses on derivative instruments from AOCI to income during the next twelve months for our cash flow hedges. In addition, we expect to reclassify approximately $6 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. As of September 30, 2013, the maximum length of time over which we hedge forecasted transactions is 15 years.

Net investment hedges. In May 2012, we began entering into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of a foreign subsidiary). At September 30, 2013, AOCI reflected unrecognized after-tax losses totaling $2 million related to cumulative changes in the fair value of our net investment hedge, which offset the unrecognized after-tax gains on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement. However, there was no net investment hedge ineffectiveness as of September 30, 2013. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness while these hedges were outstanding during the nine-month period ended September 30, 2013.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the nine-month periods ended September 30, 2013 and 2012, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Nine months ended September 30, 2013
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$(25)	Interest income — Loans	$52	Other income	—
Interest rate	18	Interest expense — Long-term debt	(7)	Other income	—
Interest rate	(2)	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	6	Other Income	(3)	Other income	—

Total	$(3)		$42		—

	Nine months ended September 30, 2012
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$106	Interest income — Loans	$45	Other income	—
Interest rate	(8)	Interest expense — Long-term debt	(7)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	(15)	Other Income	—	Other income	—

Total	$83		$38		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2012	2013 Hedging Activity	Reclassification of Gains to Net Income	September 30, 2013
AOCI resulting from cash flow and net investment hedges	$18	$(2)	$(27)	$(11)

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the nine-month periods ended September 30, 2013, and 2012, and where they are recorded on the income statement.

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
in millions	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$13	—	$13	$18	$(2)	$16
Foreign exchange	29	—	29	27	—	27
Energy and commodity	4	—	4	8	—	8
Credit	1	$(11)	(10)	—	(16)	(16)

Total net gains (losses)	$47	$(11)	$36	$53	$(18)	$35

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $327 million at September 30, 2013, $494 million at December 31, 2012, and $503 million at September 30, 2012. The cash collateral netted against derivative liabilities totaled $17 million at September 30, 2013, $27 million at December 31, 2012, and $32 million at September 30, 2012. At September 30, 2013, we posted $9 million of cash collateral with clearing organizations that we are unable to net against the gross exposures because the relevant clearing agreements are not considered to be qualified master netting agreements. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	September 30, 2013	December 31, 2012	September 30, 2012
Largest gross exposure (derivative asset) to an individual counterparty	$129	$182	$197
Collateral posted by this counterparty	44	66	67
Derivative liability with this counterparty	123	191	216
Collateral pledged to this counterparty	45	82	91
Net exposure after netting adjustments and collateral	7	7	5

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	September 30, 2013	December 31, 2012	September 30, 2012
Interest rate	$708	$1,114	$1,195
Foreign exchange	28	23	24
Energy and commodity	65	47	51
Credit	1	3	4

Derivative assets before collateral	802	1,187	1,274
Less: Related collateral	327	494	503

Total derivative assets	$475	$693	$771

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At September 30, 2013, for derivatives that have associated bilateral collateral and master netting agreements, we had gross exposure of $584 million to broker-dealers and banks. We had net exposure of $121 million after the application of master netting agreements and cash collateral; our net exposure to broker-dealers and banks at September 30, 2013, was $20 million after considering $101 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, collateral generally is not exchanged in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $12 million at September 30, 2013, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2012, the default reserve was $19 million. At September 30, 2013, for derivatives that have associated master netting agreements, we had gross exposure of $400 million to client counterparties. We had net exposure of $354 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of September 30, 2013, December 31, 2012 and September 30, 2012. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	September 30, 2013			December 31, 2012			September 30, 2012
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net
Single name credit default swaps	$(4)	$—	$(4)	$(1)	$1	—	$(6)	$4	$(2)
Traded credit default swap indices	(1)	—	(1)	—	—	—	(1)	5	4
Other	—	—	—	—	(1)	$(1)	—	(1)	(1)

Total credit derivatives	$(5)	$—	$(5)	$(1)	—	$(1)	$(7)	$8	$1

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2013, December 31, 2012, and September 30, 2012. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	September 30, 2013			December 31, 2012			September 30, 2012
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk

Single name credit default swaps	$67	0.91	21.26%	$146	0.92	11.62%	$420	2.00	4.32%
Traded credit default swap indices	—	—	—	—	—	—	466	2.66	3.56
Other	16	5.11	8.72	23	5.35	10.77	27	5.32	11.53

Total credit derivatives sold	$83	—	—	$169	—	—	$913	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2013, KeyBank’s ratings with Moody’s and S&P were “A3” and “A-,” respectively, and KeyCorp’s ratings with Moody’s and S&P were “Baa1” and “BBB+,” respectively. If there were a downgrade of our ratings, we could be required to post additional collateral under those ISDA Master Agreements where we are in a net liability position. As of September 30, 2013, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $376 million, which includes $339 million in derivative assets and $715 million in derivative liabilities. We had $375 million in cash and securities collateral posted to cover those positions as of September 30, 2013. The aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) as of September 30, 2013, held by KeyCorp that were in a net liability position totaled $7 million, which consists solely of $7 million in derivative liabilities. We had $5 million in cash and securities collateral posted to cover those positions as of September 30, 2013.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2013, December 31, 2012, and September 30, 2012. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of September 30, 2013, and take into account all collateral already posted. A similar calculation was performed for KeyCorp and additional collateral of $2 million would have been required as of September 30, 2013, and $3 million as of December 31, 2012 and September 30, 2012.

	September 30, 2013		December 31, 2012		September 30, 2012
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-
One rating downgrade	$6	$6	$6	$6	$6	$6
Two rating downgrades	11	11	11	11	11	11
Three rating downgrades	11	11	11	11	13	13

KeyBank’s long-term senior unsecured credit rating currently is four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2013, payments of up to $13 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of September 30, 2013, payments of up to $2 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

	Nine months ended September 30,
in millions	2013		2012
Balance at beginning of period	$204		$173
Servicing retained from loan sales	31		30
Purchases	144	(a)	31
Amortization	(48)		(46)

Balance at end of period	$331		$188

Fair value at end of period	$388		$237

(a)	Amount includes $118 million in mortgage servicing assets that were acquired during the second and third quarters of 2013. See Note 11 (“Acquisitions and Discontinued Operations”) for further details regarding this acquisition.

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets during the third quarter of 2013 and 2012, along with the valuation techniques, are shown in the following table:

September 30, 2013		Significant	Range
dollars in millions	Valuation Technique	Unobservable Input	(Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	0.00 - 25.00% (6.20%)
		Expected defaults	1.10 - 3.00% (2.10%)
		Residual cash flows discount rate	7.00 - 15.00% (8.00%)
		Value assigned to escrow funds	0.35 - 3.58% (1.90%)
		Servicing cost	150 - 9,296 (1,039)
		Loan assumption rate	0.00 - 3.00% (1.54%)
		Percentage late	0.00 - 2.00% (0.33%)

September 30, 2012		Significant	Range
dollars in millions	Valuation Technique	Unobservable Input	(Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	0.00 - 25.00% (10.40%)
		Expected defaults	1.00 - 3.00% (2.40%)
		Residual cash flows discount rate	7.00 - 15.00% (9.20%)
		Value assigned to escrow funds	0.27 - 2.78% (1.50%)
		Servicing cost	950 - 20,200 (2,582)
		Loan assumption rate	0.00 - 3.00% (2.24%)
		Percentage late	0.00 - 2.00% (0.22%)

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may as a result change in the future. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At September 30, 2013, a 1.00% decrease in the value assigned to the escrow deposits would cause a $51 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $2 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totalled $87 million for the nine-month period ended September 30, 2013 and $67 million for the nine-month period ended September 30, 2012. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the preceding table, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “other income” on the income statement.

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 125 of our 2012 Form 10-K and Note 11 (“Acquisitions and Discontinued Operations”) under the heading “Education lending” in this report.

9. Variable Interest Entities

A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of the following criteria:

•	The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.

•	The entity’s investors lack the power to direct the activities that most significantly impact the entity’s economic performance.

•	The entity’s equity at risk holders do not have the obligation to absorb losses or the right to receive residual returns.

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

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2013
LIHTC funds	$24	$23	$97	—	—
Education loan securitization trusts	2,158	2,037	N/A	N/A	N/A
LIHTC investments	N/A	N/A	762	—	$453

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnerships, known as funds, that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets primarily are investments in LIHTC operating partnerships, which totaled $14 million at September 30, 2013. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At September 30, 2013, we estimated the settlement value of these third-party interests to be between zero and $16 million, while the recorded value, including reserves, totaled $27 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

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

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold significant interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At September 30, 2013, assets of these unconsolidated nonguaranteed funds totaled $97 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

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

At September 30, 2013, assets of these unconsolidated LIHTC operating partnerships totaled approximately $762 million. At September 30, 2013, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $353 million plus $100 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During the first nine months of 2013, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $773 million at September 30, 2013. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 15 under the heading “Return guarantee agreement with LIHTC investors.”

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 20.1% for the third quarter of 2013, 26.7% for the second quarter of 2013, and 18.9% for the third quarter of 2012. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with investments in low-income housing projects. In addition, during the third quarters of 2013 and 2012, our effective tax rate was lower due to the early termination of certain leveraged leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

Deferred Tax Asset

At September 30, 2013, from continuing operations, we had a federal deferred tax asset of $219 million and a state deferred tax asset of $9 million compared to a federal deferred tax asset of $129 million and a state deferred tax liability of $8 million at December 31, 2012, and a federal net deferred tax asset of $88 million and a state deferred tax liability of $24 million at September 30, 2012, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we have a valuation allowance of $2 million at September 30, 2013, and $3 million at December 31, 2012, associated with certain state net operating loss carryforwards and state credit carryforwards. We did not have a valuation allowance at September 30, 2012.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

11. Acquisitions and Discontinued Operations

Acquisitions

Mortgage Servicing Rights On June 24, 2013, in the first of multiple closings, we acquired substantially all third party commercial loan servicing rights comprised of CMBS Master, Primary and Special Servicing as well as other servicing from Bank of America’s Global Mortgages & Securitized Products business. Simultaneously, we entered into a subservicing agreement with Berkadia Commercial Mortgage LLC related to all CMBS primary servicing. This acquisition was accounted for as a business combination and fulfilled part of our strategy to drive growth by building scale and becoming one of the top three largest servicers of commercial/multifamily loans in the U.S. and the fifth largest special servicer of CMBS. The acquisition date fair value of the MSRs acquired on June 24, 2013, which were included on our balance sheet at June 30, 2013, was approximately $117 million. Related to this acquisition of MSRs, a second and third closing occurred on July 22, 2013 and August 26, 2013 respectively. The acquisition date fair value of these separately acquired MSRs was $1 million. The total fair value of the MSRs acquired during the second and third quarter of 2013 and included in our September 30, 2013 financial results was $118 million. No goodwill was recognized as a result of this acquisition. A fourth and last closing occurred on October 7, 2013 that resulted in approximately $1 million of additional MSRs. These additional MSRs acquired subsequent to September 30, 2013 will be included in our fourth quarter financial results. Additional information regarding our mortgage servicing assets is provided in Note 8 (“Mortgage Servicing Assets”).

Key-Branded Credit Card Portfolio On August 1, 2012, we acquired Key-branded credit card assets from Elan Financial Services, Inc. This acquisition was accounted for as an asset purchase. The fair value of the credit card assets purchased was approximately $718 million at the acquisition date. We also recorded a purchased credit card relationship intangible asset of approximately $135 million and a rewards liability of approximately $9 million in the Community Bank reporting unit.

Western New York Branches On July 13, 2012, we acquired 37 retail banking branches in Western New York. This acquisition was accounted for as a business combination. The acquisition date fair value of the assets and deposits acquired was approximately $2 billion. We received loans with a fair value of $244 million (including $25 million of PCI loans), $8 million of premises and equipment and assumed $2 billion of deposits. Cash of $1.8 billion was received to assume the net liabilities, and we recorded a core deposit intangible asset of $40 million and a goodwill asset of $62 million in the Key Community Bank reporting unit during the third quarter of 2012. All of the goodwill related to this acquisition is expected to be deductible for tax purposes.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2013	2012	2013	2012
Net interest income	$26	$28	$80	$89
Provision (credit) for loan and lease losses	6	(2)	10	4

Net interest income (expense) after provision for loan and lease losses	20	30	70	85
Noninterest income	(94)	(21)	(128)	(41)
Noninterest expense	6	$9	20	27

Income (loss) before income taxes	(80)	—	(78)	17
Income taxes	(30)	—	(29)	6

Income (loss) from discontinued operations, net of taxes (a)	$(50)	—	$(49)	$11

(a)	Includes after-tax charges of $9 million and $13 million for the three-month periods ended September 30, 2013 and 2012, and $30 and $39 million for the nine-month periods ended September 30, 2013 and 2012, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

	September 30,	December 31,	September 30,
in millions	2013	2012	2012
Trust loans at fair value	$2,135	$2,369	$2,513
Portfolio loans at fair value	148	157	71
Loans, net of unearned income of ($6), ($5) and ($2)	2,455	2,675	2,744
Less: Allowance for loan and lease losses	38	55	65

Net loans	4,700	5,146	5,263
Trust accrued income and other assets at fair value	23	26	29
Accrued income and other assets	64	60	68

Total assets	$4,787	$5,232	$5,360

Trust accrued expense and other liabilities at fair value	$21	$22	$25
Trust securities at fair value	2,016	2,159	2,310

Total liabilities	$2,037	$2,181	$2,335

The discontinued education lending business consists of assets and liabilities in the securitization trusts (recorded at fair value), as well as loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are held outside the trusts.

At September 30, 2013, portfolio loans recorded at carrying value include 1,010 TDRs with a recorded investment of approximately $11 million (pre-modification and post-modification). A specifically allocated allowance of $1 million was assigned to these loans as of September 30, 2013. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 4 (“Asset Quality”).

In the past, as part of our education lending business model, we originated and securitized education loans. The process of securitization involved taking a pool of loans from our balance sheet and selling them to a bankruptcy-remote QSPE, or trust. This trust then issued securities to investors in the capital markets to raise funds to pay for the loans. The interest generated on the loans pays holders of the securities issued. As the transferor, we retain a portion of the risk in the form of a residual interest and also retain the right to service the securitized loans and receive servicing fees.

As of January 1, 2010, we consolidated our ten outstanding securitization trusts since we hold the residual interests and are the master servicer with the power to direct the activities that most significantly influence the economic performance of the trusts.

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $121 million as of September 30, 2013. During the third quarter of 2013, we recorded an after-tax loss of $48 million related to the fair value of the loans and securities in these securitization trusts. This loss resulted in a reduction in the value of our economic interest in these trusts. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

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

At September 30, 2013 there are $142 million of loans that were purchased from two of the outstanding securitizations trusts pursuant to the legal terms of these particular trusts. These loans are held as portfolio loans and continue to be accounted for at fair value. These portfolio loans were valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates and prepayments. These portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value. See the following discussion regarding our valuation process for these loans as well as the trust loans and securities. Portfolio loans accounted for at fair value had a value of $148 million at September 30, 2013, $157 million at December 31, 2012, and $71 million at September 30, 2012.

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

The following table shows the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value as of September 30, 2013, December 31, 2012, and September 30, 2012:

September 30, 2013	Fair Value of Level 3	Valuation	Significant	Range
dollars in millions	Assets and Liabilities	Technique	Unobservable Input	(Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$2,283	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.04%)
			Loss severity	2.00 - 79.50% (37.67%)
			Discount rate	2.00 - 10.50% (7.09%)
			Default rate	8.02 - 23.78% (15.97%)

Trust securities	2,016	Discounted cash flow	Discount rate	1.10 - 3.80% (2.64%)

December 31, 2012	Fair Value of Level 3	Valuation	Significant	Range
dollars in millions	Assets and Liabilities	Technique	Unobservable Input	(Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$2,526	Discounted cash flow	Prepayment speed	4.00 - 26.00% (9.74%)
			Loss severity	2.00 - 80.00% (49.61%)
			Discount rate	2.40 - 10.50% (5.12%)
			Default rate	8.13 - 21.50% (13.44%)

Trust securities	2,159	Discounted cash flow	Discount rate	1.50 - 6.10% (4.14%)

September 30, 2012	Fair Value of Level 3	Valuation	Significant	Range
dollars in millions	Assets and Liabilities	Technique	Unobservable Input	(Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$2,584	Discounted cash flow	Prepayment speed	4.00 - 26.00% (10.08%)
			Loss severity	2.00 - 80.00% (51.05%)
			Discount rate	2.60 - 10.50% (5.04%)
			Default rate	8.00 - 21.50% (12.60%)

Trust securities	2,310	Discounted cash flow	Discount rate	1.80 - 6.50% (4.30%)

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of September 30, 2013. At September 30, 2013, loans held by the trusts with unpaid principal balances of $29 million ($28 million on a fair value basis) and portfolio loans at fair value with unpaid principal balances of $5 million ($5 million on a fair value basis) were 90 days or more past due. Loans held by the trusts aggregating $12 million ($12 million on a fair value basis) were in nonaccrual status, while portfolio loans at fair value in nonaccrual status aggregated to less than $1 million on both a contractual amount and fair value basis. Portfolio loans at carrying value that are 90 days or more past due were $38 million at September 30, 2013 and $47 million at September 30, 2012, respectively. Portfolio loans at carrying value in nonaccrual (and nonperforming) status were $9 million and $5 million at September 30, 2013, and 2012, respectively. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” on page 120 of our 2012 Form 10-K.

September 30, 2013	Contractual	Fair
in millions	Amount	Value
ASSETS
Portfolio loans	$142	$148
Trust loans	2,190	2,135
Trust other assets	23	23

LIABILITIES
Trust securities	$2,200	$2,016
Trust other liabilities	21	21

During the third quarter of 2013, additional market participant information about projected trends for default and recovery rates became available. Based on this information and our related internal analysis, certain assumptions related to valuing the loans and securities in these securitization trusts were adjusted. As a result, a $48 million after-tax loss was recognized during the third quarter of 2013 related to the fair value of the loans and securities in the education loan securitization trusts.

The following table presents the assets and liabilities of the trusts that were consolidated and are measured at fair value, as well as the portfolio loans that are measured at fair value on a recurring basis.

September 30, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$148	$148
Trust loans	—	—	2,135	2,135
Trust other assets	—	—	23	23

Total assets on a recurring basis at fair value	—	—	$2,306	$2,306

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$2,016	$2,016
Trust other liabilities	—	—	21	21

Total liabilities on a recurring basis at fair value	—	—	$2,037	$2,037

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts and portfolio loans for the three and nine-month periods ended September 30, 2013.

	Portfolio	Trust	Trust		Trust
	Student	Student	Other	Trust	Other
in millions	Loans	Loans	Assets	Securities	Liabilities
Balance at December 31, 2012	$157	$2,369	$26	$2,159	$22
Gains (losses) recognized in earnings (a)	—	6	—	130	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(9)	(240)	(3)	(273)	(1)

Balance at September 30, 2013	$148	$2,135	$23	$2,016	$21

Balance at June 30, 2013	$151	$2,317	$24	$2,118	$21
Gains (losses) recognized in earnings (a)	—	(105)	—	(14)	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(3)	(77)	(1)	(88)	—

Balance at September 30, 2013	$148	$2,135	$23	$2,016	$21

(a)	Gains (losses) were driven primarily by fair value adjustments.

Victory Capital Management and Victory Capital Advisors. On July 31, 2013, we completed the sale of our investment management subsidiary Victory Capital Management and its broker-dealer affiliate Victory Capital Advisors (collectively, “Victory”) to a private equity fund. As a result of this sale, we recorded an after-tax gain of $92 million as of September 30, 2013. The cash portion of the gain was $72 million. An additional gain may be recognized based on client consents received through January 31, 2014. Due to the lack of certainty in securing these remaining consents, there was no accrual for these consents included in the gain as of September 30, 2013. Since February 21, 2013 when we agreed to sell Victory, we have accounted for this business as a discontinued operation.

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory which includes the gain on the sale of this business on July 31, 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2013	2012	2013	2012
Noninterest income	$155	$26	$212	$84
Noninterest expense	16	22	59	67

Income (loss) before income taxes	139	4	153	17
Income taxes	52	1	57	6

Income (loss) from discontinued operations, net of taxes	$87	$3	$96	$11

The discontinued assets and liabilities of Victory included on the balance sheet are as follows:

	September 30,	December 31,	September 30,
in millions	2013	2012	2012
Cash and due from banks	—	$1	$1
Accrued income and other assets	$31	27	18

Total assets	$31	$28	$19

Accrued expense and other liabilities	—	$38	$33

Total liabilities	—	$38	$33

The only remaining asset of Victory is a $31 million Seller note that is accounted for at fair value and is classified as a Level 3 asset. The Seller note will be accounted for at fair value until December 31, 2013 when the contingency involving certain fund outflows will be resolved. Corporate Treasury is responsible for the quarterly valuation process that determines the fair value of this Seller note. Corporate Treasury determined the fair value of this Seller note at closing on July 31, 2013 and again on September 30, 2013 and will also fair value this note at December 31, 2013. This Seller note is valued using a discounted cash flow methodology that incorporates an appropriate discount rate based on the credit, market, and interest risks associated with this note. The discount rate used in valuing this Seller note is determined by using the Capital Asset Pricing Model that is derived using adjusted quarterly changes in the seven-year U.S. Treasury Rate and an average beta of Victory’s peers. The alpha used is equal to the one-year probability of default for similar risk-rated loans per our internal risk rating system and credit policy. The discount rate used for the Seller note at September 30, 2013 was 12.75%. A Mergers & Acquisitions Working Group, which is a subcommittee of the Fair Value Committee that is discussed in more detail in Note 5, reviews the determination of the discount rate and approves the resulting fair value.

The following table presents the Victory Seller note that is measured at fair value on a recurring basis through December 31, 2013.

September 30, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Seller note	—	—	$31	$31

Total assets on a recurring basis at fair value	—	—	$31	$31

The following table shows the change in the fair value of the Level 3 Victory Seller note for the three-month period ended September 30, 2013.

in millions	Seller note
Balance at June 30, 2013	—
Gains (losses) recognized in earnings (a)	$(1)
Purchases	—
Sales	—
Issuances	32
Settlements	—

Balance at September 30, 2013	$31

(a)	Gains (losses) were driven primarily by fair value adjustments.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2013	2012	2013	2012
Noninterest expense	$1	—	$1	$9

Income (loss) before income taxes	(1)	—	(1)	(9)
Income taxes	$(1)	—	1	(3)

Income (loss) from discontinued operations, net of taxes	—	—	$(2)	$(6)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

	September 30,	December 31,	September 30,
in millions	2013	2012	2012
Cash and due from banks	$20	$22	$21

Total assets	$20	$22	$21

Accrued expense and other liabilities	—	$1	—

Total liabilities	—	$1	—

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2013	2012	2013	2012
Net interest income	$26	$28	$80	$89
Provision (credit) for loan and lease losses	6	(2)	10	4

Net interest income (expense) after provision for loan and lease losses	20	30	70	85
Noninterest income	61	5	84	43
Noninterest expense	23	31	80	103

Income (loss) before income taxes	58	4	74	25
Income taxes	21	1	29	9

Income (loss) from discontinued operations, net of taxes (a)	$37	$3	$45	$16

(a)	Includes after-tax charges of $9 million and $13 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $30 million and $39 million for the nine-month periods ended September 30, 2013 and 2012, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

	September 30,	December 31,	September 30,
in millions	2013	2012	2012
Cash and due from banks	$20	$23	$22
Trust loans at fair value	2,135	2,369	2,513
Portfolio loans at fair value	148	157	71
Loans, net of unearned income of ($6), ($5), and ($2)	2,455	2,675	2,744
Less: Allowance for loan and lease losses	38	55	65

Net loans	4,700	5,146	5,263
Trust accrued income and other assets at fair value	23	26	29
Accrued income and other assets	95	87	86

Total assets	$4,838	$5,282	$5,400

Trust accrued expense and other liabilities at fair value	$21	$22	$25
Accrued expense and other liabilities	—	39	33
Trust securities at fair value	2,016	2,159	2,310

Total liabilities	$2,037	$2,220	$2,368

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

The following table summarizes our securities financing agreements as of September 30, 2013, December 31, 2012, and September 30, 2012:

	September 30, 2013
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$516	$(176)	$(332)	$8
Securities borrowed	1	—	(1)	—

Total	$517	$(176)	$(333)	$8

Offsetting of financial liabilities:
Repurchase agreements	$464	$(176)	$(288)	—

Total	$464	$(176)	$(288)	—

	December 31, 2012
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$271	$(95)	$(172)	$4
Securities borrowed	—	—	—	—

Total	$271	$(95)	$(172)	$4

Offsetting of financial liabilities:
Repurchase agreements	$228	$(95)	$(133)	—

Total	$228	$(95)	$(133)	—

	September 30, 2012
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$294	$(171)	$(118)	$5
Securities borrowed	3	—	(3)	—

Total	$297	$(171)	$(121)	$5

Offsetting of financial liabilities:
Repurchase agreements	$398	$(171)	$(227)	—

Total	$398	$(171)	$(227)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.
(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, any excess collateral is not reflected above.

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

During the third quarter of 2013, lump sum payments made under certain pension plans triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss reflected in the following table. We will also recognize a settlement loss in the fourth quarter of 2013 related to the additional lump sum payments made during the fourth quarter.

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2013	2012	2013	2012
Interest cost on PBO	$10	$12	$30	$36
Expected return on plan assets	(17)	(18)	(51)	(54)
Amortization of losses	5	4	15	12
Settlement loss	25	—	25	—

Net pension cost (benefit)	$23	$(2)	$19	$(6)

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

We unconditionally guarantee the following payments or distributions on behalf of the trusts:

•	required distributions on the trust preferred securities;

•	the redemption price when a capital security is redeemed; and

•	the amounts due if a trust is liquidated or terminated.

The Regulatory Capital Rules, discussed in the “Supervision and regulation” portion of this report, implement a phase-out of trust preferred securities as Tier 1 capital, consistent with the requirements of the Dodd-Frank Act. For standardized approach banks such as Key, the phase-out period begins on January 1, 2015, and by 2016 will require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

As of September 30, 2013, the trust preferred securities issued by the KeyCorp capital trusts represent $340 million, or 3.4% of our total qualifying Tier 1 capital, net of goodwill.

The trust preferred securities, common stock and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Trust Preferred		Amount of	of Trust Preferred	of Trust Preferred
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount (a)	Stock	Net of Discount (b)	Debentures (c)	Debentures
September 30, 2013
KeyCorp Capital I	$156	$6	$162	1.014%	2028
KeyCorp Capital II	102	4	106	6.875	2029
KeyCorp Capital III	133	4	137	7.750	2029

Total	$391	$14	$405	4.834%	—

December 31, 2012	$417	$14	$431	5.025%	—

September 30, 2012	$423	$14	$437	5.095%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $51 million at September 30, 2013, $77 million at December 31, 2012, and $83 million at September 30, 2012. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest, or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points or 50 basis points in the case of redemption upon either a tax event or a capital treatment event for KeyCorp Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price for KeyCorp Capital II and KeyCorp Capital III generally is slightly more favorable to us. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $51 million at September 30, 2013, $77 million at December 31, 2012, and $83 million at September 30, 2012. See Note 7 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in Long-Term Debt on the balance sheet.
(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points that reprices quarterly. The total interest rates are weighted-average rates.

15. Contingent Liabilities and Guarantees

Legal Proceedings

The following discussion provides information on material developments in our legal proceedings during the third quarter of 2013. Additional information on our legal proceedings is available on: pages 186-188 of our 2012 Form 10-K, Note 16 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings;” on page 72 of our Form 10-Q for the quarter ended March 31, 2013, Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings”; and, on page 75 of our Form 10-Q for the quarter ended June 30, 2013, Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings.”

Metyk litigation. As previously reported, two putative class actions were filed on September 21, 2010 in the United States District Court for the Northern District of Ohio (the “Northern District of Ohio”). The plaintiffs in these cases sought to represent a class of all participants in our 401(k) Savings Plan and alleged that the defendants in the lawsuit breached fiduciary duties owed to them under ERISA. These two putative class action lawsuits were substantively consolidated with each other in a proceeding styled Thomas Metyk, et al. v. KeyCorp, et al. (“Metyk”). A substantially similar class action, Taylor v. KeyCorp, et al., was dismissed from the Northern District of Ohio on August 12, 2010. This dismissal was affirmed by the United States Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) on May 25, 2012. On January 29, 2013, the Northern District of Ohio entered its order granting the defendants’ motion to dismiss the plaintiffs’ consolidated complaint for failure to state a claim and entered its final judgment terminating the Metyk proceeding. On February 19, 2013, plaintiffs filed a motion to set aside the final judgment and to permit the plaintiffs to file an amended complaint. On April 30, 2013, the Northern District of Ohio denied the motion to set aside the final judgment. Metyk is currently on appeal before the Sixth Circuit.

Checking Account Overdraft Litigation. As previously reported, KeyBank was named a defendant in a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The case was transferred and consolidated for purposes of pretrial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida (the “District Court”). KeyBank filed a notice of appeal in regard to the denial of its motion to compel arbitration. On August 21, 2012, the United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”) vacated the District Court’s order denying KeyBank’s motion to compel arbitration and remanded the case for further consideration. On June 21, 2013, KeyBank filed with the District Court its renewed motion to compel arbitration and stay or dismiss litigation. On August 27, 2013, the District Court granted KeyBank’s renewed motion to compel arbitration and dismissed the case. Plaintiff filed his notice of appeal to the Eleventh Circuit on September 17, 2013.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2013. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 128 of our 2012 Form 10-K.

	Maximum Potential
September 30, 2013	Undiscounted	Liability
in millions	Future Payments	Recorded
Financial guarantees:
Standby letters of credit	$10,711	$79
Recourse agreement with FNMA	1,254	5
Return guarantee agreement with LIHTC investors	16	16
Written put options (a)	2,165	29

Total	$14,146	$129

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment) or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2013, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At September 30, 2013, our standby letters of credit had a remaining weighted-average life of 3.1 years, with remaining actual lives ranging from less than one year to as many as eleven years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At September 30, 2013, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 6.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $3.9 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at September 30, 2013. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $16 million at September 30, 2013, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” interest rate caps and floors for commercial loan clients that have variable and fixed rate loans, respectively, with us and wish to mitigate their exposure to changes in interest rates. At September 30, 2013, our written put options had an average life of 1.8 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the commercial loan client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds (i.e., the commercial loan client). We are obligated to pay the client if the applicable benchmark interest rate is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We typically mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: either the risk profile of the debtor should provide an investment return, or we are supporting our underlying investment in the debtor. The terms of these default guarantees range from less than one year to as many as 5.7 years; some default guarantees do not have a contractual end date. Although no collateral is held, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships.

Liquidity facilities that support asset-backed commercial paper conduits. At September 30, 2013, we did not have any liquidity facilities remaining outstanding with any unconsolidated third-party commercial paper conduits. Our prior liquidity facility, which expired during the second quarter of 2012, obligated us to provide aggregate funding of up to a certain amount in the event that a credit market disruption or other factors prevented the conduit from issuing commercial paper.

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

16. Accumulated Other Comprehensive Income

Our changes in accumulated other comprehensive income for the three and nine months ended September 30, 2013, are as follows:

	Unrealized gains	Unrealized gains	Foreign currency	Net pension and
	(losses) on available	(losses) on derivative	translation	postretirement
in millions	for sale securities	financial instruments	adjustment	benefit costs	Total
Balance at December 31, 2012	$229	$18	$55	$(426)	$(124)

Other comprehensive income before reclassification	(228)	(2)	(8)	24	(214)

Amounts reclassified from accumulated other comprehensive income (a)	—	(27)	(4)	—	(31)

Net current-period other comprehensive income	(228)	(29)	(12)	24	(245)

Balance at September 30, 2013	$1	$(11)	$43	$(402)	$(369)

Balance at June 30, 2013	$82	$(21)	$41	$(420)	$(318)

Other comprehensive income before reclassification	(81)	20	2	18	(41)

Amounts reclassified from accumulated other comprehensive income (a)	—	(10)	—	—	(10)

Net current-period other comprehensive income	(81)	10	2	18	(51)

Balance at September 30, 2013	$1	$(11)	$43	$(402)	$(369)

(a)	See table below for details about these reclassifications.

Our reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 are as follows:

Nine months ended September 30, 2013	Amount Reclassified from Accumulated Other	Affected Line Item in the Statement
in millions	Comprehensive Income	Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$52	Interest income — Loans
Interest rate	(7)	Interest expense — Long term debt
Foreign exchange contracts	(3)	Other income

	42	Income (loss) from continuing operations before income taxes
	15	Income taxes

	$27	Income (loss) from continuing operations

Foreign currency translation adjustment
	$7	Corporate services income

	7	Income (loss) from continuing operations before income taxes
	3	Income taxes

	$4	Income (loss) from continuing operations

Three months ended September 30, 2013	Amount Reclassified from Accumulated Other	Affected Line Item in the Statement
in millions	Comprehensive Income	Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$17	Interest income — Loans
Interest rate	(3)	Interest expense — Long term debt
Foreign exchange contracts	—	Other income

	14	Income (loss) from continuing operations before income taxes
	4	Income taxes

	$10	Income (loss) from continuing operations

17. Shareholders’ Equity

Comprehensive Capital Plan

As previously reported and as authorized by Key’s Board of Directors and pursuant to our 2013 capital plan submitted to and not objected to by the Federal Reserve, we have authority to repurchase up to $426 million of our Common Shares in the open market or through privately negotiated transactions. Our Board of Directors at its September meeting approved the use of the cash portion of the net after-tax gain from the sale of Victory for additional Common Share repurchases, and we have received no objection from the Federal Reserve to use the cash portion of the net after-tax gain for this purpose. Common Share repurchases under the current authorization are expected to be executed through the first quarter of 2014. During the third quarter of 2013, we completed $198 million of Common Share repurchases on the open market under our 2013 capital plan. This amount included repurchases related to the cash portion of the net after-tax gain from the sale of Victory.

Consistent with the 2013 capital plan, the Board declared a quarterly dividend of $.055 per Common Share for the third quarter of 2013.

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

The table on the following pages shows selected financial data for our two major business segments for the three- and nine- month periods ended September 30, 2013 and 2012.

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

•

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

•	Capital is assigned to each line of business based on regulatory requirements.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

Three months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2013	2012	2013	2012
SUMMARY OF OPERATIONS
Net interest income (TE)	$357	$376	$188	$189
Noninterest income	194	199	189	181

Total revenue (TE) (a)	551	575	377	370
Provision (credit) for loan and lease losses	24	123	13	(3)
Depreciation and amortization expense	19	16	10	12
Other noninterest expense	422	462	207	189

Income (loss) from continuing operations before income taxes (TE)	86	(26)	147	172
Allocated income taxes and TE adjustments	32	(10)	51	63

Income (loss) from continuing operations	54	(16)	96	109
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	54	(16)	96	109
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to Key	$54	$(16)	$96	$109

AVERAGE BALANCES (b)
Loans and leases	$29,495	$27,764	$20,586	$18,893
Total assets (a)	31,679	30,305	24,487	22,912
Deposits	49,652	49,269	16,125	12,879
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$27	$91	$7	$8
Return on average allocated equity (b)	7.49%	(2.25)%	23.31%	26.06%
Return on average allocated equity	7.49	(2.25)	23.31	26.06
Average full-time equivalent employees (c)	7,990	9,064	2,018	2,009

Nine months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2013	2012	2013	2012
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,075	$1,089	$565	$575
Noninterest income	582	556	567	543

Total revenue (TE) (a)	1,657	1,645	1,132	1,118
Provision (credit) for loan and lease losses	123	124	7	14
Depreciation and amortization expense	58	35	33	43
Other noninterest expense	1,280	1,333	596	593

Income (loss) from continuing operations before income taxes (TE)	196	153	496	468
Allocated income taxes and TE adjustments	73	57	179	171

Income (loss) from continuing operations	123	96	317	297
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	123	96	317	297
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	3

Net income (loss) attributable to Key	$123	$96	$317	$294

AVERAGE BALANCES (b)
Loans and leases	$29,213	$26,720	$20,256	$18,677
Total assets (a)	31,575	29,076	24,108	22,826
Deposits	49,492	48,242	15,241	12,287
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$116	$184	—	$43
Return on average allocated equity (b)	5.74%	4.56%	26.07%	22.48%
Return on average allocated equity	5.74	4.56	26.07	22.48
Average full-time equivalent employees (c)	8,336	8,756	1,968	2,023

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)	From continuing operations.
(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2013	2012	2013	2012	2013	2012	2013	2012

$40	$11	$585	$576	$(1)	$2	$584	$578
74	146	457	526	2	(8)	459	518

114	157	1,042	1,102	1	(6)	1,043	1,096
(8)	(11)	29	109	(1)	—	28	109
2	2	31	30	33	34	64	64
14	33	643	684	9	(36)	652	648

106	133	339	279	(40)	(4)	299	275
15	27	98	80	(33)	(23)	65	57

91	106	241	199	(7)	19	234	218
—	—	—	—	37	3	37	3

91	106	241	199	30	22	271	221
(1)	2	(1)	2	—	—	(1)	2

$92	$104	$242	$197	$30	$22	$272	$219

$3,123	$3,980	$53,204	$50,637	$67	$58	$53,271	$50,695
26,899	27,020	83,065	80,237	444	568	83,509	80,805
754	669	66,531	62,817	(548)	(141)	65,983	62,676

$3	$9	$37	$108	—	$1	$37	$109
55.73%	53.32%	18.65%	14.87%	(.55)%	1.53%	9.11%	8.41%
55.73	53.32	18.65	14.87	2.34	1.77	10.54	8.52
55	53	10,063	11,126	4,492	4,707	14,555	15,833

Other Segments		Total Segments		Reconciling Items		Key
2013	2012	2013	2012	2013	2012	2013	2012

$120	$10	$1,760	$1,674	$(1)	$7	$1,759	$1,681
163	336	1,312	1,435	1	(18)	1,313	1,417

283	346	3,072	3,109	—	(11)	3,072	3,098
(19)	35	111	173	—	(1)	111	172
5	7	96	85	99	98	195	183
49	82	1,925	2,008	(12)	(107)	1,913	1,901

248	222	940	843	(87)	(1)	853	842
18	15	270	243	(52)	(47)	218	196

230	207	670	600	(35)	46	635	646
—	—	—	—	45	16	45	16

230	207	670	600	10	62	680	662
—	4	—	7	—	—	—	7

$230	$203	$670	$593	$10	$62	$680	$655

$3,342	$4,408	$52,811	$49,805	$56	$55	$52,867	$49,860
27,210	28,120	82,893	80,022	534	682	83,427	80,704
713	743	65,446	61,272	(417)	(143)	65,029	61,129

$15	$61	$131	$288	—	$(1)	$131	$287
44.83%	33.44%	17.30%	14.74%	(.91)%	1.29%	8.23%	8.43%
44.83	33.44	17.30	14.74	.26	1.74	8.82	8.64
53	53	10,357	10,832	4,623	4,757	14,980	15,565

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of September 30, 2013 and 2012, the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2013 and 2012, and the related consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These financial statements are the responsibility of Key’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended not presented herein, and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 26, 2013, of Key. In our opinion, the accompanying consolidated balance sheet of Key as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Cleveland, Ohio
October 31, 2013	/s/ Ernst & Young LLP

Item 2.	Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year to date periods ended September 30, 2013 and 2012. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

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

•

We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business, Victory and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009. Victory was classified as a discontinued operation in our first quarter 2013 financial reporting as a result of the sale of this business that was announced on February 21, 2013 and closed on July 31, 2013.

•

Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

•

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

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2013			2012		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2013	2012
FOR THE PERIOD
Interest income	$647	$657	$667	$688	$671	$1,971	$2,017
Interest expense	69	76	84	87	99	229	354
Net interest income	578	581	583	601	572	1,742	1,663
Provision (credit) for loan and lease losses	28	28	55	57	109	111	172
Noninterest income	459	429	425	439	518	1,313	1,417
Noninterest expense	716	711	681	734	712	2,108	2,084
Income (loss) from continuing operations before income taxes	293	271	272	249	269	836	824
Income (loss) from continuing operations attributable to Key	235	199	201	196	216	635	639
Income (loss) from discontinued operations, net of taxes (a)	37	5	3	7	3	45	16
Net income (loss) attributable to Key	272	204	204	203	219	680	655
Income (loss) from continuing operations attributable to Key common shareholders	229	193	196	190	211	618	623
Income (loss) from discontinued operations, net of taxes (a)	37	5	3	7	3	45	16
Net income (loss) attributable to Key common shareholders	266	198	199	197	214	663	639

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.25	$.21	$.21	$.21	$.23	$.68	$.66
Income (loss) from discontinued operations, net of taxes (a)	.04	.01	—	.01	—	.05	.02
Net income (loss) attributable to Key common shareholders (d)	.29	.22	.22	.21	.23	.73	.68
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.25	$.21	$.21	$.20	$.22	$.67	$.66
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	.04	.01	—	.01	—	.05	.02
Net income (loss) attributable to Key common shareholders — assuming dilution (d)	.29	.22	.21	.21	.23	.72	.67
Cash dividends paid	.055	.055	.05	.05	.05	.16	.13
Book value at period end	11.05	10.89	10.89	10.78	10.64	11.05	10.64
Tangible book value at period end	9.92	9.77	9.78	9.67	9.54	9.92	9.54
Market price:
High	12.63	11.09	10.19	9.01	9.12	12.63	9.12
Low	11.05	9.29	8.29	7.96	7.46	8.29	6.80
Close	11.40	11.04	9.96	8.42	8.74	11.40	8.74
Weighted-average common shares outstanding (000)	901,904	913,736	920,316	925,725	936,223	911,918	943,378
Weighted-average common shares and potential common shares outstanding (000)	928,854	918,628	926,051	930,382	940,764	917,579	947,582

AT PERIOD END
Loans	$53,597	$53,101	$52,574	$52,822	$51,419	$53,597	$51,419
Earning assets	77,085	76,717	75,066	75,055	72,139	77,085	72,139
Total assets	90,708	90,639	89,198	89,236	86,950	90,708	86,950
Deposits	68,535	67,721	64,654	65,993	64,188	68,535	64,188
Long-term debt	6,154	6,666	7,785	6,847	6,119	6,154	6,119
Key common shareholders’ equity	9,915	9,938	10,049	9,980	9,960	9,915	9,960
Key shareholders’ equity	10,206	10,229	10,340	10,271	10,251	10,206	10,251

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.12%	.95%	.99%	.96%	1.06%	1.02%	1.06%
Return on average common equity	9.13	7.72	7.96	7.58	8.45	8.27	8.48
Return on average tangible common equity (b)	10.18	8.60	8.87	8.45	9.43	9.22	9.40
Net interest margin (TE)	3.11	3.13	3.24	3.37	3.23	3.16	3.15
Cash efficiency ratio (b)	67.5	69.1	66.0	69.0	64.1	67.5	66.9

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.22%	.92%	.94%	.93%	1.01%	1.03%	1.01%
Return on average common equity	10.61	7.92	8.08	7.86	8.57	8.88	8.70
Return on average tangible common equity (b)	11.82	8.82	9.01	8.77	9.56	9.89	9.64
Net interest margin (TE)	3.06	3.07	3.16	3.29	3.14	3.10	3.07
Loan to deposit (c)	83.8	83.6	86.9	85.8	86.2	83.8	86.2

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.25%	11.29%	11.59%	11.51%	11.79%	11.25%	11.79%
Key common shareholders’ equity to assets	10.94	10.96	11.27	11.18	11.45	10.94	11.45
Tangible common equity to tangible assets (b)	9.93	9.96	10.24	10.15	10.39	9.93	10.39
Tier 1 common equity (b)	11.17	11.18	11.40	11.36	11.30	11.17	11.30
Tier 1 risk-based capital	11.92	11.93	12.19	12.15	12.10	11.92	12.10
Total risk-based capital	14.37	14.65	15.02	15.13	15.17	14.37	15.17
Leverage	11.33	11.25	11.36	11.41	11.37	11.33	11.37

TRUST AND BROKERAGE ASSETS
Assets under management	$36,110	$35,544	$35,714	$34,744	$35,587	$36,110	$35,587
Nonmanaged and brokerage assets	38,525	37,759	37,115	35,550	34,322	38,525	34,322

OTHER DATA
Average full-time-equivalent employees	14,555	14,999	15,396	15,589	15,833	14,980	15,565
Branches	1,044	1,052	1,084	1,088	1,087	1,044	1,087

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Tier 1 common equity,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(c)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).
(d)	EPS may not foot due to rounding.

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

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:

•	continued strain on the global financial markets;

•	the slow progress of the U.S. economic recovery;

•	changes in trade, monetary and fiscal policies;

•	our ability to anticipate interest rate changes correctly and manage interest rate risk;

•	changes in local, regional and international business, economic or political;

•	current regulatory initiatives in the U.S., including the Dodd-Frank Act, subjecting us to new and more stringent regulatory requirements;

•	the increase in unemployment or deterioration in real estate asset values or their failure to recover for an extended period of time;

•	adverse changes in credit quality trends;

•	our ability to determine accurate values of certain assets and liabilities;

•	adverse behaviors in securities, public debt, and capital markets;

•

unanticipated changes in our liquidity position, including but not limited to changes in the cost of liquidity, our ability to enter the financial markets, and our ability to secure alternative sources of funding;

•	the soundness of other financial institutions;

•	our ability to satisfy new capital and liquidity standards such as those imposed by the Dodd-Frank Act and those adopted by the Basel Committee;

•	our ability to receive dividends from our subsidiary, KeyBank;

•	downgrades in our credit ratings and the credit ratings of KeyBank;

•	our ability to timely and effectively implement our strategic initiatives;

•	operational or risk management failures;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	the occurrence of natural or man-made disasters or conflicts or terrorist attacks;

•	the adequacy of our risk management programs;

•	adverse judicial proceedings;

•	increased competitive pressure due to consolidation;

•	our ability to attract and retain talented executives and employees, to effectively sell additional products or services to new or existing customers, and to manage our reputational risks;

•	unanticipated adverse effects of acquisitions and dispositions of assets or businesses; and

•

other risks and uncertainties discussed in the section “Supervision and regulation” of this Form 10-Q, and Part 1, Item 1. Business under the heading “Supervision and Regulation” and Item 1A. Risk Factors in our 2012 Form 10-K.

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

Economic overview

Certain key economic indicators that we typically rely upon for this economic overview (such as monthly retail sales and GDP) were not available due to the recently experienced Federal government shutdown. The economic overview provided below is based on our analysis of the most recently available data.

Economic growth slowed in the third quarter, due in part to a rapid rise in interest rates that weighed on both business and residential fixed investment. Consumer spending growth was modest, with durable goods registering solid gains, but nondurables and services spending coming in relatively weak. Manufacturing was somewhat sluggish early in the quarter, but recovered to some extent as auto production accelerated. Markets remained focused on prospective Fed actions, with budget and debt ceiling negotiations reemerging as an important distraction toward the end of the quarter.

In the third quarter, weak income growth remained an important constraint on consumption, although pent-up demand and rising household wealth helped to offset this weak income growth. Spending was concentrated in durable goods, with vehicles sales averaging 15.2 million units in the third quarter of 2013, compared to 15.8 million in the second quarter of 2013. Based on July and August 2013 data, retail sales excluding autos improved a bit over disappointing second quarter results, but gains were modest. Consumer confidence soured, ending the third quarter at 79.7, down about 2.4 points from June 2013 and falling below 80 for the first time since May 2013. Energy prices were somewhat volatile through the third quarter of 2013, with oil prices rising due to the risk of a Western strike on Syria. This risk faded toward the end of the third quarter, however, and overall inflation remained low. Core personal consumption expenditures were up just 1.2% year-over-year as of August 2013.

Weak economic growth was finally reflected in labor market data, with average monthly job gains falling to an average of 143,000 during the third quarter of 2013, compared to average gains of 182,000 in the second quarter of 2013. Unemployment fell further, to 7.2% as of September 30, 2013, driven by declines in the labor force. Participation dropped to 63.2%, the lowest since 1978.

The pace of improvement in the housing market slowed notably in the third quarter. While higher mortgage rates are partially to blame, other factors are also impacting the market, including waning investment demand, labor and lot shortages, tight credit, and an overall limited number of first-time buyers. Affordability is another factor impacting demand. Housing prices have remained historically high, but have slipped recently in the face of higher mortgage rates and rapid home price appreciation. Housing starts totaled a seasonally adjusted annual rate of 891,000 in August 2013, up 19% year-over-year but falling short of consensus expectations. Permits declined, providing downside risk to starts in coming months. Sales of existing homes continue to make steady progress, up 13% year-over-year as of August, while the trends in new home sales have weakened a bit, up 13% year-over-year, compared to 26% in the second quarter of 2013. Signs of a slowing market are not yet reflected in price indices, with the CoreLogic Home Price Index up 12.4% year-over-year in August 2013.

Speculation around the potential Federal Reserve tapering of asset purchases moved yields higher still in the third quarter of 2013. The yield on the 10-year U.S. Treasury started the quarter at 2.50%, peaked on September 5, 2013 at 2.98% and settled in at 2.86% on the eve of the FOMC meeting. On September 18, 2013, the day of the FOMC meeting, the markets were clearly surprised by the Federal Reserve’s decision to postpone tapering which was reflected in a 17 basis point decline in the 10-year yield to 2.69%. Concern over budget negotiations and the looming debt ceiling provided additional downward pressure on yields, with the yield on the 10-year Treasury ending the third quarter of 2013 at 2.64%.

Long-term financial goals

Our long-term financial goals are as follows:

•	Target a loan-to-core deposit ratio range of 90% to 100%;

•	Maintain a moderate risk profile by targeting a net charge-off ratio range of .40% to .60%;

•	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and ratio of noninterest income to total revenue of greater than 40%;

•	Create positive operating leverage and target a cash efficiency ratio in the range of 60% to 65%; and

•	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the third quarter of 2013.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	3Q13	YTD 2013	Targets	Action Plans
Core funded	Loan to deposit ratio (b)	84%	84%	90-100%	• Use integrated model to grow relationships and loans
					• Improve deposit mix
Maintain a moderate risk profile	NCOs to average loans	.28%	.33%	.40-.60%	• Focus on relationship clients
					• Exit noncore portfolios
	Provision to average loans	.21%	.28%		• Limit concentrations
					• Focus on risk-adjusted returns
Growing high quality, diverse revenue streams	Net interest margin	3.11%	3.16%	> 3.50%	• Improve funding mix
					• Focus on risk-adjusted returns
	Noninterest income to total revenue	44%	43%	> 40%	• Grow client relationships
					• Capitalize on Key’s total client solutions and cross-selling capabilities
Creating positive operating leverage	Cash efficiency ratio (c)	68%	68%		• Improve efficiency and effectiveness
	Adj. cash efficiency ratio (ex. Efficiency initiative charges) (c), (d)	64%	65%	60 - 65%	• Better utilize technology
					• Change cost base to more variable from fixed
Executing our strategies	Return on average assets	1.12%	1.02%	1.00-1.25%	• Execute our client insight-driven relationship model
					• Focus on operating leverage
					• Improved funding mix with lower cost core deposits

(a)	Calculated from continuing operations, unless otherwise noted.
(b)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).
(c)	Excludes intangible asset amortization; Non-GAAP measure: see Figure 7 for reconciliation
(d)	Efficiency initiative charges include pension settlement.

Strategic developments

We initiated the following actions during the first nine months of 2013 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 41 of our 2012 Form 10-K.

•

We completed our acquisition of a commercial real estate servicing portfolio and special servicing business. This acquisition brought in over $1 billion in low-cost escrow deposits and further leverages our existing servicing platform. We are now the third largest servicer of commercial and multi-family loans and the fifth largest special servicer of CMBS in the U.S.

•

Our revenue benefited from solid loan growth, driven by an 11.1% increase from the prior year in commercial, financial, and agricultural loans, as well as improved trends in several of our fee-based businesses. These results reflect the success of our distinctive business model and our progress implementing our growth initiatives.

•

We achieved annualized run rate savings of $207 million, thus meeting our announced expense target that we set in June of 2012 to achieve annualized savings of $200 million. We consolidated eight branches during the third quarter of 2013, reaching 65 total consolidated branches since the launch of the efficiency initiative.

•

On July 31, 2013, Key closed the sale of Victory and completed the divestiture of this business. This sale resulted in an after-tax gain of $92 million; the cash portion of this gain was $72 million. Additional gain may be realized resulting from consents that may be received through January 2014.

•

During the third quarter of 2013, we completed $198 million of Common Share repurchases on the open market under our 2013 capital plan. This amount included repurchases related to the cash portion of the net after-tax gain from the sale of Victory. Common Share repurchases under the 2013 capital plan authorization are expected to be executed through the first quarter of 2014.

•	Consistent with the 2013 capital plan, the Board declared a quarterly dividend of $.055 per Common Share for the third quarter of 2013.

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank.

Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit, investment, lending, and personalized wealth management products and business advisory services. These products and services are provided through our relationship managers and specialists working in our 13-state branch network, which is organized into nine internally defined geographic regions: Oregon and Alaska, Washington, Rocky Mountains, Indiana, Western Ohio and Michigan, Eastern Ohio, Eastern New York, New England, and Western New York.

Figure 3 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended September 30, 2013 dollars in millions	Oregon & Alaska	Washington	Rocky Mountains	Indiana	West Ohio/ Michigan	East Ohio	Eastern New York	New England	Western New York	NonRegion (a)	Total

Average deposits	$4,273	$6,600	$4,764	$2,301	$4,422	$8,564	$8,081	$2,940	$4,998	$2,709	$49,652
Percent of total	8.6%	13.3%	9.6%	4.6%	8.9%	17.2%	16.3%	5.9%	10.1%	5.5%	100.0%

Average commercial loans	$1,640	$1,850	$1,639	$804	$1,189	$2,052	$1,764	$766	$534	$2,791	$15,029
Percent of total	10.9%	12.3%	10.9%	5.3%	7.9%	13.7%	11.7%	5.1%	3.6%	18.6%	100.0%

Average home equity loans	$1,359	$1,894	$1,574	$474	$844	$1,275	$1,298	$634	$786	$109	$10,247
Percent of total	13.3%	18.5%	15.4%	4.6%	8.2%	12.4%	12.7%	6.2%	7.7%	1.0%	100.0%

(a)	Represents average deposits, commercial loan and home equity loan products centrally managed outside of our nine Key Community Bank regions.

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

Supervision and regulation

Regulatory reform developments

On July 21, 2010, the Dodd-Frank Act became law. It was intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the U.S., reduce the risks of bank failures, better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of bank and nonbank SIFIs, such as KeyCorp and KeyBank. Further discussion concerning the Dodd-Frank Act, related regulatory developments, and the risks that they present to Key is available under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risks” in Item 1A. Risk Factors of our 2012 Form 10-K. Many of the proposed rules referenced in our prior reports continue to remain pending. The following discussion provides a summary of relevant regulatory developments relating to the Dodd-Frank Act or that relate to our results this quarter.

Enhanced prudential standards and early remediation requirements

On January 5, 2012, the Federal Reserve published proposed Regulation YY — Enhanced Prudential Standards — as part of its efforts to implement enhanced prudential standards and early remediation requirements to be imposed upon SIFIs pursuant to the Dodd-Frank Act. It generally applies to SIFIs like KeyCorp and includes a wide range of measures addressing issues such as risk-based capital requirements and leverage limits, liquidity requirements, single-counterparty credit limits, risk management, supervisory and company-run stress testing requirements, and early remediation. The comment period on the proposed rule closed on April 30, 2013. We continue to monitor the implementation of this rule.

Debit card and interchange fees and routing

On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling in NACS v. Board of Governors of the Federal Reserve System, vacating the Federal Reserve’s Final Rule on Debit Card and Interchange Fees and Routing. Retail merchants and merchant groups challenged the Federal Reserve’s final rule, which had allowed debit card issuers to recover from merchants an interchange fee of $.21 per transaction, a fee of five basis points of the value of the transaction and an additional $.01 fraud prevention adjustment. The district court held that this fee structure, and the final rule’s requirements regarding the number of networks over which each debit card transaction can be processed, did not comply with the Durbin Amendment to the Dodd-Frank Act. On September 19, 2013, the Court of Appeals for the D.C. Circuit granted a joint motion by the parties for expedited appeal of the district court’s opinion. The parties are scheduled to file briefs with the court through December 2013. In the meantime, the final rule will remain in effect until resolution of the appeal by the circuit court. We continue to monitor these developments.

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

New Minimum Capital Requirements

Under the Regulatory Capital Rules, banking organizations subject to the standardized approach provisions, like Key, will be required to meet the minimum capital and leverage ratios set forth in Figure 4, below. At September 30, 2013, Key had a Tier 1 common equity ratio of 11.17% under current Basel I. Also at September 30, 2013, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key 9-30-2013 Estimated	Proposed Minimum 1-1-2015	Phase-in Period	Proposed Minimum 1-1-2019
Common Equity Tier 1	10.6%	4.5%	None	4.5%
Capital conservation buffer (a)		—	1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16 - 1/1/19	7.0
Tier 1 Capital	10.9	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		4.5	1/1/16 - 1/1/19	8.5
Total Capital	13.4	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16 - 1/1/19	10.5
Leverage (b)	10.5	4.0	None	4.0

(a)	Capital conservation buffer must consist of Common Equity Tier 1 capital. Key is not subject to the countercyclical capital buffer of up to 2.5% imposed under the advanced approaches portion of the Regulatory Capital Rules.
(b)	Key is not subject to the 3% supplemental leverage ratio requirement imposed under the advanced approaches portion of the Regulatory Capital Rules. A discussion of the Basel III liquidity framework is included in the section “Supervision and regulation” under Item 1. Business of our 2012 Form 10-K under the heading “Basel III Capital and Liquidity Framework”.

Revised Prompt Corrective Action Standards

Under the Regulatory Capital Rules, the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank will be revised effective January 1, 2015. Figure 5 identifies the proposed capital category threshold ratios for a well capitalized and an adequately capitalized institution under current law and the Regulatory Capital Rules.

Figure 5. Revised Prompt Corrective Action Well Capitalized and Adequately Capitalized Capital Category Ratios under the Regulatory Capital Rules

Prompt Corrective Action	Capital Category
	Well Capitalized		Adequately Capitalized
Ratio	Final Rule	Current	Final Rule	Current
Common Equity Tier 1 Risk-Based	6.5%	N/A	4.5%	N/A
Tier 1 Risk-Based	8.0	6.0%	6.0	4.0%
Total Risk-Based	10.0	10.0	8.0	8.0
Tier 1 Leverage (a)	5.0	5.0	4.0	3.0 or 4.0

(a)	KeyBank is not subject to the federal banking agencies’ proposed rule that would establish a prompt corrective action well capitalized threshold of 6% for the supplementary leverage ratio for subsidiary insured depository institution subsidiaries of certain large, interconnected BHCs, which proposed rule was published on August 20, 2013.

We believe that, as of September 30, 2013, KeyCorp and KeyBank would meet all capital adequacy requirements under the Regulatory Capital Rules on a fully phased-in basis if such requirements were currently effective. As previously indicated, the prompt corrective action requirements only apply to FDIC-insured depository institutions and not to BHCs. Nevertheless, if such prompt corrective action capital categories applied to BHCs, we believe that KeyCorp would meet all prompt corrective action capital and leverage ratio requirements for a well-capitalized capital category at September  30, 2013, under the Regulatory Capital Rules on a fully phased-in basis if such requirements were currently effective.

Liquidity coverage ratios

On October 24, 2013, the Federal Reserve approved an NPR that would create a minimum liquidity coverage ratio (“LCR”) for certain internationally active bank and nonbank financial companies (not including Key) and a modified version of the LCR (“Modified LCR”) for certain depository institution holding companies that are not internationally active (including KeyCorp). The NPR was developed by the Federal Reserve with the OCC and FDIC, which have not yet approved it. Under the current terms of the NPR, KeyBank will not be subject to the LCR or the Modified LCR unless the OCC determines that its application to KeyBank is appropriate in light of its asset size, level of complexity, risk profile, scope of operations, affiliation with foreign or domestic covered entities, or risk to the financial system.

The LCR and Modified LCR created by the NPR are based on the Basel III liquidity framework and would be an enhanced prudential liquidity standard consistent with the Dodd-Frank Act. Under the NPR, KeyCorp would be required to maintain its high-quality liquid asset amount at not less than 100% of its total net cash flow outflow amount over a 21-calendar day period and the LCR and Modified LCR of 100% would be phased-in during a transition period beginning January 1, 2015 that continues until January  1, 2017.

New assessments, fees and other charges

As previously reported, Section 318 of the Dodd-Frank Act requires the Federal Reserve to charge SIFIs and institutions regulated by it new assessments, fees and other charges in connection with their examination, supervision, and regulation of such companies. On April 18, 2013, the Federal Reserve published a proposed rule to establish an annual assessment of SIFIs. The comment period on the proposed rule expired on June 16, 2013. On August 23, 2013, the Federal Reserve published its final rule establishing an annual assessment of SIFIs. The final rule outlines how the Federal Reserve determines which companies are assessed, estimates the total expenses that are necessary or appropriate to carry out its supervisory and regulatory responsibilities for such companies ($440 million for each of 2012, 2013, and 2014), determines the amount of each company’s assessment, and bills for and collects the assessments. Under the final rule, each calendar year starting with 2012 is an assessment period. For each assessment period after 2012, the Federal Reserve will notify each company of the amount of its assessment no later than July 15 of the year following the assessment period, with payments being due by September 30 of the year following the assessment period. For the 2012 assessment period, however, payment will not be collected until sometime in December 2013 but no later than December 15, 2013, with notice of the amount of the assessment being provided in late October 2013. Using the methodologies in the final rule, the Federal Reserve estimates that it would collect a total of approximately $440 million assessed with respect to approximately $20 trillion of aggregate total assessable assets. Based on this, Key estimates that its initial assessment under the final rule will be approximately $2.0 million.

Highlights of Our Performance

Financial performance

For the third quarter of 2013, we announced net income from continuing operations attributable to Key common shareholders of $229 million, or $.25 per Common Share. Our third quarter of 2013 results compare to net income from continuing operations attributable to Key common shareholders of $211 million, or $.22 per Common Share, for the third quarter of 2012.

Our taxable-equivalent net interest income was $584 million for the third quarter of 2013, and the net interest margin was 3.11%. These results compare to taxable-equivalent net interest income of $578 million and a net interest margin of 3.23% for the third quarter of 2012. Net interest income increased $6 million or 1.0% when compared to third quarter of 2012. The net interest margin this quarter was negatively impacted by lower earning asset yields and relatively high levels of liquidity, offset by lower funding costs. Over the next couple of quarters, we expect the net interest margin to be relatively stable to the reported third quarter level, with potential downward pressure dependent on levels of liquidity.

Our noninterest income was $459 million for the third quarter of 2013, compared to $518 million for the year-ago quarter. Other income declined $53 million due to a $54 million gain associated with the redemption of trust preferred securities one year ago. Operating lease income and other leasing gains also decreased $23 million, partially due to a $39 million gain on the early termination of leveraged leases one year ago compared to a $23 million gain on the early termination of leveraged leases in the current quarter. These decreases were partially offset by increases in trust and investment services income, cards and payments income, and net gains (losses) from principal investing of $6 million each.

Our noninterest expense was $716 million for the third quarter of 2013, compared to $712 million for the year-ago quarter, representing an increase of $4 million or 0.6%. Excluding the $41 million in expenses related to our efficiency initiative and the pension settlement charge compared to the $9 million in efficiency initiative expenses one year ago, noninterest expense was down $28 million from the prior year. Personnel expense increased $15 million. Employee benefits, a component of personnel expense, increased $24 million due to a $25 million pension settlement charge as a result of an increase in lump sum payments made from the pension plans. This increase in employee benefits was partially offset by a $5 million decrease in salaries and a $2 million decline in both incentive compensation and stock-based compensation. Nonpersonnel expense decreased $11 million from one year ago primarily due to a decline in business services and professional fees.

We achieved our efficiency initiative target by achieving $207 million in annualized expense savings. We plan to provide further information regarding the cost savings associated with our efficiency initiative when we announce our full year 2013 results in January 2014.

Average loans were $53.3 billion for the third quarter of 2013, an increase of $2.6 billion compared to the third quarter of 2012. Commercial, financial and agricultural loans grew by $2.4 billion over the year-ago quarter, with strong growth across our lending to business clients. In addition, home equity loans grew $409 million primarily as a result of lending campaigns launched in the Fall of 2012 and Spring of 2013. Credit cards also increased $268 million as a result of Key’s third quarter 2012 credit card portfolio acquisition. Loan growth was partially offset by declines in the equipment lease portfolio, which included the early termination of certain leveraged leases, and run-off of consumer loans in the designated exit portfolio. Our outlook for loan growth remains consistent with our prior guidance of mid-single digit, year-over-year growth, driven by commercial, financial and agricultural loans.

Average deposits, excluding deposits in foreign office, totaled $65.4 billion for the third quarter of 2013, an increase of $3.4 billion compared to the year-ago quarter. The growth was driven by corporate clients and the addition of escrow demand deposits from our servicing business acquisition. The overall growth resulted from an increase in demand deposits of $2.5 billion and interest-bearing non-time deposits of $2.7 billion. This deposit growth was partially offset by $1.8 billion of run-off of certificates of deposit and other time deposits.

Our provision for loan and lease losses was $28 million for the third quarter of 2013, compared to $109 million for the year-ago quarter. Our allowance for loan and lease losses was $868 million, or 1.62%, of total period-end loans at September 30, 2013, compared to 1.73% at September 30, 2012.

At September 30, 2013, our nonperforming loans totaled $541 million and represented 1.01% of period-end portfolio loans, compared to 1.27% at September 30, 2012. Nonperforming loans at September 30, 2012 included $38 million, the net carrying amount of secured loans reclassified as TDRs under updated regulatory guidance. The updated regulatory guidance requires loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower to be charged off to the collateral’s fair value, less selling costs, and classified as nonaccrual regardless of delinquency status. Nonperforming assets at September 30, 2013 totaled $579 million and represented 1.08% of period-end portfolio loans and OREO and other nonperforming assets, compared to 1.39% at September 30, 2012.

Our capital ratios remain strong. Our tangible common equity, Tier 1 common equity and Tier 1 risk-based capital ratios at September 30, 2013, are 9.93%, 11.17%, and 11.92%, respectively, compared to 10.39%, 11.30%, and 12.10%, respectively, at September 30, 2012. We continue to return capital to our shareholders by repurchasing Common Shares and through our quarterly Common Share dividend. In the third quarter of 2013, we repurchased $198 million of Common Shares under our 2013 capital plan, including repurchases related to the cash portion of the net after-tax gain from the sale of Victory. Our Board of Directors at its September meeting approved the use of the cash portion of the after-tax gain from the sale of Victory for additional Common Share repurchases, and we received no objection from the Federal Reserve to use the cash portion of the after-tax gain for this purpose.

Related to our discontinued operations, on July 31, 2013, we closed the sale of Victory and completed the divestiture of this business. This sale resulted in an after-tax gain of $92 million; the cash portion of this gain was $72 million. Additional gain may be realized resulting from consents received through January 2014. The gain on the Victory divestiture was partially offset by a net after-tax loss of $48 million related to the fair value of the loans and securities in our ten education loan securitization trusts. During the third quarter of 2013, additional market participant information about projected trends for default and recovery rates became available. Based on this information and our related internal analysis, certain assumptions related to valuing the loans in these securitization trusts were adjusted.

Figure 6 shows our continuing and discontinued operating results for the current, past and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 6. Results of Operations

	Three months ended			Nine months ended
in millions, except per share amounts	9-30-13	6-30-13	9-30-12	9-30-13	9-30-12
Summary of operations
Income (loss) from continuing operations attributable to Key	$235	$199	$216	$635	$639
Income (loss) from discontinued operations, net of taxes (a)	37	5	3	45	16

Net income (loss) attributable to Key	$272	$204	$219	$680	$655

Income (loss) from continuing operations attributable to Key	$235	$199	$216	$635	$639
Less: Dividends on Series A Preferred Stock	6	6	5	17	16

Income (loss) from continuing operations attributable to Key common shareholders	229	193	211	618	623
Income (loss) from discontinued operations, net of taxes (a)	37	5	3	45	16

Net income (loss) attributable to Key common shareholders	$266	$198	$214	$663	$639

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.25	$.21	$.22	$.67	$.66
Income (loss) from discontinued operations, net of taxes (a)	.04	.01	—	.05	.02

Net income (loss) attributable to Key common shareholders (b)	$.29	$.22	$.23	$.72	$.67

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations see Note 11 (“Acquisitions and Discontinued Operations”).
(a)	EPS may not foot due to rounding.

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

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. The Regulatory Capital Rules, described in more detail under the section “Supervision and regulation” of this report, also make Tier 1 common equity a priority. The Regulatory Capital Rules change the regulatory capital standards that apply to BHCs by phasing out the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. By 2016, our trust preferred securities will only be included in Tier 2 capital.

The table also shows the computation for pre-provision net revenue, which is not formally defined by GAAP. We believe that eliminating the effects of the provision for loan and lease losses makes it easier to analyze our results by presenting them on a more comparable basis.

The cash efficiency ratio and adjusted cash efficiency ratio are ratios of two non-GAAP performance measures. As such, there are no directly comparable GAAP performance measures. The cash efficiency ratio performance measure removes the impact of our intangible asset amortization from the calculation. The adjusted cash efficiency ratio further removes the impact of the efficiency initiative and pension settlement charges. We believe these ratios provide greater consistency and comparability between our results and those of our peer banks. Additionally, these ratios are used by analysts and investors as they develop earnings forecasts and peer bank analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 7. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions	9-30-13	12-31-12	9-30-12
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$10,206	$10,271	$10,251
Less: Intangible assets (a)	1,017	1,027	1,031
Series A Preferred Stock (b)	282	291	291

Tangible common equity (non-GAAP)	$8,907	$8,953	$8,929

Total assets (GAAP)	$90,708	$89,236	$86,950
Less: Intangible assets (a)	1,017	1,027	1,031

Tangible assets (non-GAAP)	$89,691	$88,209	$85,919

Tangible common equity to tangible assets ratio (non-GAAP)	9.93%	10.15%	10.39%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	$10,206	$10,271	$10,251
Qualifying capital securities	340	339	339
Less: Goodwill	979	979	979
Accumulated other comprehensive income (loss) (c)	(409)	(172)	(109)
Other assets (d)	96	114	121

Total Tier 1 capital (regulatory)	9,880	9,689	9,599
Less: Qualifying capital securities	340	339	339
Series A Preferred Stock (b)	282	291	291

Total Tier 1 common equity (non-GAAP)	$9,258	$9,059	$8,969

Net risk-weighted assets (regulatory) (d)	$82,913	$79,734	$79,363

Tier 1 common equity ratio (non-GAAP)	11.17%	11.36%	11.30%

Pre-provision net revenue
Net interest income (GAAP)	$578	$601	$572
Plus: Taxable-equivalent adjustment	6	6	6
Noninterest income (GAAP)	459	439	518
Less: Noninterest expense (GAAP)	716	734	712

Pre-provision net revenue from continuing operations (non-GAAP)	$327	$312	$384

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,237	$10,261	$10,222
Less: Intangible assets (average) (e)	1,019	1,030	1,026
Series A Preferred Stock (average)	291	291	291

Average tangible common equity (non-GAAP)	$8,927	$8,940	$8,905

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$229	$190	$211
Average tangible common equity (non-GAAP)	8,927	8,940	8,905

Return on average tangible common equity from continuing operations (non-GAAP)	10.18%	8.45%	9.43%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$266	$197	$214
Average tangible common equity (non-GAAP)	8,927	8,940	8,905

Return on average tangible common equity consolidated (non-GAAP)	11.82%	8.77%	9.56%

Cash efficiency ratio
Noninterest expense (GAAP)	$716	$734	$712
Less: Intangible asset amortization on credit cards (GAAP)	8	8	6
Other intangible asset amortization (GAAP)	4	4	3

Adjusted noninterest expense (non-GAAP)	$704	$722	$703

Net interest income (GAAP)	$578	$601	$572
Plus: Taxable-equivalent adjustment	6	6	6
Noninterest income (GAAP)	459	439	518

Total taxable-equivalent revenue (non-GAAP)	$1,043	$1,046	$1,096

Cash efficiency ratio (non-GAAP)	67.5%	69.0%	64.1%

Adjusted cash efficiency ratio net of efficiency initiative charges
Adjusted noninterest expense (non-GAAP)	$704	$722	$703
Less: Efficiency initiative and pension settlement charges (non-GAAP)	41	16	9

Net adjusted noninterest expense (non-GAAP)	$663	$706	$694

Total taxable-equivalent revenue (non-GAAP)	$1,043	$1,046	$1,096

Adjusted cash efficiency ratio net of efficiency initiative charges (non-GAAP)	63.6%	67.5%	63.3%

Figure 7. GAAP to Non-GAAP Reconciliations, continued

Three months ended
dollars in millions	9-30-13
Tier 1 common equity under the Regulatory Capital Rules (estimates)
Tier 1 common equity under current regulatory rules	$9,258
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Deferred tax assets and other (f)	(140)

Tier 1 common equity anticipated under the Regulatory Capital Rules (g)	$9,118

Net risk-weighted assets under current regulatory rules	$82,913
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Loan commitments less than one year	496
Past due loans	244
Mortgage servicing assets (h)	576
Deferred tax assets (h)	240
Other	1,451

Total risk-weighted assets anticipated under the Regulatory Capital Rules	$85,920

Tier 1 common equity ratio under the Regulatory Capital Rules (g)	10.61%

	Nine months ended
dollars in millions	9-30-13	9-30-12
Pre-provision net revenue
Net interest income (GAAP)	$1,742	$1,663
Plus: Taxable-equivalent adjustment	17	18
Noninterest income (GAAP)	1,313	1,417
Less: Noninterest expense (GAAP)	2,108	2,084

Pre-provision net revenue from continuing operations (non-GAAP)	$964	$1,014

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,277	$10,105
Less: Intangible assets (average) (i)	1,023	964
Preferred Stock, Series A (average)	291	291

Average tangible common equity (non-GAAP)	$8,963	$8,850

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$618	$623
Average tangible common equity (non-GAAP)	8,963	8,850

Return on average tangible common equity from continuing operations (non-GAAP)	9.22%	9.40%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$663	$639
Average tangible common equity (non-GAAP)	8,963	8,850

Return on average tangible common equity consolidated (non-GAAP)	9.89%	9.64%

Cash efficiency ratio
Noninterest expense (GAAP)	$2,108	$2,084
Less: Intangible asset amortization on credit cards (GAAP)	23	6
Other intangible asset amortization (GAAP)	11	5

Adjusted noninterest expense (non-GAAP)	$2,074	$2,073

Net interest income (GAAP)	$1,742	$1,663
Plus: Taxable-equivalent adjustment	17	18
Noninterest income (GAAP)	1,313	1,417

Total taxable-equivalent revenue (non-GAAP)	$3,072	$3,098

Cash efficiency ratio (non-GAAP)	67.5%	66.9%

Adjusted cash efficiency ratio net of efficiency initiative charges
Adjusted noninterest expense (non-GAAP)	$2,074	$2,073
Less: Efficiency initiative and pension settlement charges (non-GAAP)	93	9

Net adjusted noninterest expense (non-GAAP)	$1,981	$2,064

Total taxable-equivalent revenue (non-GAAP)	$3,072	$3,098

Adjusted cash efficiency ratio net of efficiency initiative charges (non-GAAP)	64.5%	66.6%

(a)	Three months ended September 30, 2013, December 31, 2012 and September 30, 2012 exclude $99 million, $123 million and $130 million, respectively, of period end purchased credit card receivable intangible assets.
(b)	Net of capital surplus for the three months ended September 30, 2013.

(c)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(d)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at September 30, 2013, December 31, 2012, and September 30, 2012.
(e)	Three months ended September 30, 2013, December 31, 2012 and September 30, 2012 exclude $103 million, $126 million and $86 million, respectively, of average ending purchased credit card receivable intangible assets.
(f)	Includes the deferred tax asset subject to future taxable income for realization, primarily tax credit carryforwards.
(g)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); Key is subject to the Regulatory Capital Rules under the “standardized approach.”
(h)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.
(i)	Nine months ended September 30, 2013 and September 30, 2012 excludes $110 million and $29 million, respectively, of average ending purchased credit card receivable intangible assets.

Results of Operations

Net interest income

One of our principal sources of revenue is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:

•	the volume, pricing, mix and maturity of earning assets, and interest-bearing liabilities;

•	the volume and value of net free funds, such as noninterest-bearing deposits and equity capital;

•	the use of derivative instruments to manage interest rate risk;

•	interest rate fluctuations and competitive conditions within the marketplace; and

•	asset quality.

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

Taxable-equivalent net interest income was $584 million for the third quarter of 2013, and the net interest margin was 3.11%. These results compare to taxable-equivalent net interest income of $578 million and a net interest margin of 3.23% for the third quarter of 2012. The increase in net interest income was primarily due to a decline of $5 million of recognized unamortized lease origination costs related to the early termination of leveraged leases in the third quarter of 2013 compared to the third quarter of 2012. The decrease in the net interest margin was primarily a result of earning asset yields falling faster than the cost of funds over the past year.

Average earning assets for the third quarter of 2013 totaled $74.8 billion, compared to $71.8 billion for the third quarter of 2012. Commercial, financial and agricultural loans grew by $2.4 billion over the year-ago quarter, with strong growth across Key’s lending to business clients. In addition, home equity loans grew $409 million primarily as a result of lending campaigns launched in the Fall of 2012 and Spring of 2013. Credit cards also increased $268 million as a result of Key’s third quarter 2012 credit card portfolio acquisition. Loan growth was partially offset by declines in the equipment lease portfolio, which included the early termination of certain leveraged leases, and run-off of consumer loans in the designated exit portfolio.

As shown in Figure 8, the yield was impacted by lower spreads on commercial loans and lower security yields.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	Third Quarter 2013			Second Quarter 2013
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural (d)	$23,864	$213	3.54%	$23,480	$212	3.63%
Real estate — commercial mortgage	7,575	77	4.06	7,494	78	4.14
Real estate — construction	1,073	12	4.24	1,049	11	4.30
Commercial lease financing	4,633	36	3.14	4,747	48	3.96

Total commercial loans	37,145	338	3.61	36,770	349	3.80
Real estate — residential mortgage	2,193	25	4.43	2,176	24	4.53
Home equity:
Key Community Bank	10,247	101	3.92	9,992	98	3.93
Other	364	7	7.72	389	7	7.66

Total home equity loans	10,611	108	4.05	10,381	105	4.07
Consumer other — Key Community Bank	1,435	26	7.24	1,392	26	7.35
Credit cards	700	21	11.77	697	20	11.91
Consumer other:
Marine	1,120	17	6.26	1,206	20	6.24
Other	67	2	8.72	74	1	8.58

Total consumer other	1,187	19	6.40	1,280	21	6.37

Total consumer loans	16,126	199	4.93	15,926	196	4.94

Total loans	53,271	537	4.00	52,696	545	4.15
Loans held for sale	456	5	4.06	513	5	3.93
Securities available for sale (b), (e)	12,926	77	2.37	13,296	79	2.47
Held-to-maturity securities (b)	4,796	22	1.84	4,144	20	1.87
Trading account assets	747	5	2.52	749	4	2.31
Short-term investments	1,615	1	.20	2,722	1	.23
Other investments (e)	1,022	6	2.67	1,048	8	2.61

Total earning assets	74,833	653	3.49	75,168	662	3.54
Allowance for loan and lease losses	(873)			(890)
Accrued income and other assets	9,549			9,770
Discontinued assets	5,061			5,096

Total assets	$88,570			$89,144

LIABILITIES
NOW and money market deposit accounts	$32,736	13	.15	$32,849	14	.17
Savings deposits	2,520	—	.04	2,545	—	.04
Certificates of deposit ($100,000 or more) (f)	2,785	12	1.67	2,975	13	1.79
Other time deposits	3,957	12	1.24	4,202	14	1.35
Deposits in foreign office	621	—	.20	573	1	.24

Total interest-bearing deposits	42,619	37	.35	43,144	42	.39
Federal funds purchased and securities sold under repurchase agreements	1,837	1	.08	1,845	—	.14
Bank notes and other short-term borrowings	383	2	1.98	367	2	1.84
Long-term debt (f), (g)	3,504	29	3.41	4,401	32	3.25

Total interest-bearing liabilities	48,343	69	.56	49,757	76	.62
Noninterest-bearing deposits	23,364			22,297
Accrued expense and other liabilities	1,626			1,653
Discontinued liabilities (g)	4,968			5,089

Total liabilities	78,301			78,796
EQUITY
Key shareholders’ equity	10,237			10,314
Noncontrolling interests	32			34

Total equity	10,269			10,348

Total liabilities and equity	$88,570			$89,144

Interest rate spread (TE)			2.93%			2.92%

Net interest income (TE) and net interest margin (TE)		584	3.11%		586	3.13%

TE adjustment (b)		6			5

Net interest income, GAAP basis		$578			$581

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)	Commercial, financial, and agricultural average balance for the three months ended September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012 includes $96 million, $96 million, $91 million, $90 million, and $54 million, respectively, of assets from commercial credit cards.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

First Quarter 2013			Fourth Quarter 2012			Third Quarter 2012
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)

$23,317	$218	3.78%	$22,436	$213	3.77%	$21,473	$203	3.76%
7,616	79	4.24	7,555	82	4.35	7,463	83	4.40
1,034	11	4.27	1,070	14	4.94	1,116	12	4.55
4,843	47	3.92	4,869	49	4.01	5,026	39	3.13

36,810	355	3.92	35,930	358	3.96	35,078	337	3.83
2,173	25	4.58	2,164	26	4.70	2,092	25	4.80

9,787	96	3.97	9,807	98	3.99	9,734	99	4.02
413	8	7.70	411	9	8.23	468	9	7.73

10,200	104	4.12	10,218	107	4.16	10,202	108	4.19
1,343	25	7.58	1,339	32	9.63	1,297	32	9.65
704	22	12.61	714	23	13.15	432	17	15.38

1,311	20	6.29	1,403	22	6.16	1,493	22	6.28
85	2	7.98	91	1	8.25	101	3	8.02

1,396	22	6.39	1,494	23	6.29	1,594	25	6.39

15,816	198	5.00	15,929	211	5.30	15,617	207	5.26

52,626	553	4.26	51,859	569	4.37	50,695	544	4.27
469	4	3.27	618	5	3.47	532	5	3.28
12,065	81	2.74	11,980	84	2.95	12,608	94	3.07
3,816	18	1.94	4,036	19	1.94	4,251	21	1.94
710	6	3.44	606	3	1.91	693	4	2.10
2,999	2	.22	2,090	2	.27	1,868	1	.24
1,059	9	3.59	1,088	12	4.05	1,134	8	3.01

73,744	673	3.67	72,277	694	3.85	71,781	677	3.78
(896)			(898)			(883)
9,867			9,878			9,907
5,216			5,350			5,471

$87,931			$86,607			$86,276

$31,946	14	.18	$31,058	14	.18	$30,176	14	.19
2,473	1	.05	2,408	—	.06	2,378	1	.06
2,911	14	1.99	2,992	16	2.15	3,420	22	2.53
4,451	16	1.42	4,714	18	1.52	5,158	23	1.76
454	—	.25	874	1	.21	666	—	.21

42,235	45	.43	42,046	49	.47	41,798	60	.57

1,913	1	.15	1,702	1	.16	1,822	1	.17
387	1	1.75	306	2	1.97	390	1	1.53
4,671	37	3.51	3,301	35	4.84	3,793	37	4.43

49,206	84	.70	47,355	87	.73	47,803	99	.83
21,400			21,889			20,878
1,799			1,747			1,900
5,213			5,321			5,449

77,618			76,312			76,030

10,279			10,261			10,222
34			34			24

10,313			10,295			10,246

$87,931			$86,607			$86,276

		2.97%			3.12%			2.95%

	589	3.24%		607	3.37%		578	3.23%

	6			6			6

	$583			$601			$572

(e)	Yield is calculated on the basis of amortized cost.
(f)	Rate calculation excludes basis adjustments related to fair value hedges.
(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 9 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 9. Components of Net Interest Income Changes from Continuing Operations

	From three months ended September 30, 2012 to three months ended September 30, 2013			From nine months ended September 30, 2012 to nine months ended September 30, 2013
in millions	Average Volume	Yield/ Rate	Net Change (a)	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$27	$(34)	$(7)	$95	$(70)	$25
Loans held for sale	(1)	1	—	(2)	1	(1)
Securities available for sale	2	(19)	(17)	(24)	(54)	(78)
Held-to-maturity securities	3	(2)	1	13	(3)	10
Trading account assets	—	1	1	—	—	—
Short-term investments	—	—	—	1	(1)	—
Other investments	(1)	(1)	(2)	(3)	—	(3)

Total interest income (TE)	30	(54)	(24)	80	(127)	(47)

INTEREST EXPENSE
NOW and money market deposit accounts	1	(2)	(1)	4	(5)	(1)
Savings deposits	—	(1)	(1)	—	—	—
Certificates of deposit ($100,000 or more)	(4)	(6)	(10)	(16)	(23)	(39)
Other time deposits	(5)	(6)	(11)	(18)	(26)	(44)

Total interest-bearing deposits	(8)	(15)	(23)	(30)	(54)	(84)
Federal funds purchased and securities sold under repurchase agreements	—	—	—	—	(1)	(1)
Bank notes and other short-term borrowings	—	1	1	(1)	1	—
Long-term debt	(3)	(5)	(8)	(24)	(16)	(40)

Total interest expense	(11)	(19)	(30)	(55)	(70)	(125)

Net interest income (TE)	$41	$(35)	$6	$135	$(57)	$78

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 10, noninterest income was $459 million for the third quarter of 2013, compared to $518 million for the year-ago quarter, a decrease of $59 million, or 11.4%. Other income declined $53 million due to a $54 million gain associated with the redemption of trust preferred securities one year ago. Operating lease income and other leasing gains also decreased $23 million, partially due to a $39 million gain on the early termination of leveraged leases one year ago compared to a $23 million gain on the early termination of leveraged leases in the current quarter. These decreases were partially offset by increases in trust and investment services income, cards and payments income, and net gains (losses) from principal investing of $6 million each.

For the nine months ended September 30, 2013, noninterest income decreased $104 million, or 7.3%, from the same period one year ago. Operating lease income and other leasing gains decreased $91 million primarily due to a $90 million gain on the early termination of leveraged leases in the prior year compared to a $23 million gain on the early termination of leveraged leases in the current year. Other income also declined $41 million due to a $54 million gain associated with the redemption of trust preferred securities in the prior year. Net gains (losses) from principal investing also decreased $38 million. These decreases were partially offset by increases in investment banking and debt placement fees of $32 million, cards and payments income of $25 million, and trust and investment services income of $15 million.

Figure 10. Noninterest Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Trust and investment services income	$100	$94	$6	6.4%	$295	$280	$15	5.4%
Investment banking and debt placement fees	86	83	3	3.6	249	217	32	14.7
Service charges on deposit accounts	73	74	(1)	(1.4)	213	212	1	.5
Operating lease income and other leasing gains	43	66	(23)	(34.8)	85	176	(91)	(51.7)
Corporate services income	44	39	5	12.8	132	127	5	3.9
Cards and payments income	43	37	6	16.2	122	97	25	25.8
Corporate-owned life insurance income	26	26	—	—	87	86	1	1.2
Consumer mortgage income	3	11	(8)	(72.7)	16	29	(13)	(44.8)
Net gains (losses) from principal investing	17	11	6	54.5	32	70	(38)	(54.3)
Other income (a)	24	77	(53)	(68.8)	82	123	(41)	(33.3)

Total noninterest income	$459	$518	$(59)	(11.4)%	$1,313	$1,417	$(104)	(7.3)%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 11.

Figure 11. Dealer Trading and Derivatives Income (Loss)

	Three months ended September 30,		Change			Nine months ended September 30,		Change
dollars in millions	2013	2012	Amount	Percent		2013	2012	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$(7)	$4	$(11)	N/M	%	$(12)	$(1)	$(11)	N/M	%
Dealer trading and derivatives income (loss), nonproprietary (b)	10	(9)	19	N/M		27	3	24	800.0

Total dealer trading and derivatives income (loss)	$3	$(5)	$8	N/M	%	$15	$2	$13	650.0%

(a)	For the quarter ended September 30, 2013, income of $2 million related to foreign exchange and interest rate derivative trading was offset by losses related to fixed income, equity securities trading, energy derivative trading, and credit portfolio management activities. For the quarter ended September 30, 2012, fixed income and equity securities trading activities constitute the majority of this amount. Income related to foreign exchange and interest rate derivative trading was less than $1 million and was offset by losses from our credit portfolio management activities.
(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon the proposed rulemaking under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule and the rules proposed thereunder are not yet final. Therefore, the ultimate impact of the rules proposed under the Volcker Rule is not yet known.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is our largest source of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 12. For the three and nine months ended September 30, 2013, trust and investment services income increased $6 million, or 6.4%, and $15 million, or 5.4%, respectively, as compared to the same periods one year ago.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2013, our bank, trust and registered investment advisory subsidiaries had assets under management of $36.1 billion, compared to $35.6 billion at September 30, 2012. As shown in Figure 12, an increase in the equity portfolio was partially offset by decreases in the securities lending, fixed income, and money market portfolios. Our securities lending business has been declining due to our de-emphasis of this business resulting in lower transaction volumes, client departures, and fewer assets under management.

Figure 12. Assets Under Management

	2013			2012
in millions	Third	Second	First	Fourth	Third
Assets under management by investment type:
Equity	$19,761	$19,658	$19,659	$18,013	$18,266
Securities lending	3,740	3,202	2,879	3,147	3,900
Fixed income	9,997	10,066	10,697	10,872	10,621
Money market	2,612	2,618	2,479	2,712	2,800

Total	$36,110	$35,544	$35,714	$34,744	$35,587

Proprietary mutual funds included in assets under management:
Equity	—	—	$40	$38	$40
Fixed income	—	$188	230	244	261

Total	—	$188	$270	$282	$301

Investment banking and debt placement fees

Investment banking and debt placement fees, consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $3 million, or 3.6%, from the year-ago quarter and $32 million, or 14.7%, from the nine-month period ended one year ago primarily due to increased levels of debt and equity financings and advisor fees.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $23 million, or 34.8%, for the third quarter of 2013 and $91 million, or 51.7%, for the nine months ended September 30, 2013 as compared to the same periods one year ago. The decrease in the current quarter was partially due to a $39 million gain on the early termination of leveraged leases one year ago compared to a $23 million gain on the early termination of leveraged leases in the current quarter. The year-to-date decline was partially due to a $90 million gain on the early termination of leveraged leases in the prior year compared to a $23 million gain on the early termination of leveraged leases in the current year. Product run-off also contributed to the decreases in operating lease income and other leasing gains. Accordingly, as shown in Figure 13, operating lease expense also declined for the nine-month period ended September 30, 2013.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $6 million, or 16.2%, from the year-ago quarter and $25 million, or 25.8%, for the nine months ended September 30, 2013, primarily due to the third quarter 2012 credit card portfolio acquisition.

Other income

Other income, which consists primarily of gain on sale of certain loans; mortgage servicing revenue, net of amortization; other service charges; and certain dealer trading income, decreased $53 million, or 68.8%, from the year-ago quarter and $41 million, or 33.3%, for the nine months ended September 30, 2013 as compared to the same period one year ago. This decline was due to a $54 million gain on the redemption of certain trust preferred securities in the third quarter of 2012.

Noninterest expense

As shown in Figure 13, noninterest expense was $716 million for the third quarter of 2013, compared to $712 million for the year-ago quarter, representing an increase of $4 million or 0.6%. Excluding the $41 million in expenses related to our efficiency initiative and the pension settlement charge compared to the $9 million in efficiency initiative expenses one year ago, noninterest expense was down $28 million from prior year. Personnel expense increased $15 million compared to the year-ago quarter. Employee benefits, a component of personnel expense, increased $24 million from the third quarter of 2012 due to a $25 million pension settlement charge as a result of an increase in lump sum payments made from the pension plans. This increase in employee benefits was partially offset by a $5 million decrease in salaries and a $2 million decline in both incentive compensation and stock-based compensation. Nonpersonnel expense decreased $11 million from one year ago primarily due to a decline in business services and professional fees.

For the nine months ended September 30, 2013, noninterest expense increased $24 million, or 1.2%, compared to the same period one year ago. Personnel expense increased $63 million due to an increase in severance expense primarily associated with our efficiency initiative, as well as increases in employee benefits due to a pension settlement charge and incentive compensation. Nonpersonnel expense decreased $39 million from one year ago. Business services and professional fees declined $27 million, and marketing expense and other expense each decreased $15 million. These declines were partially offset by an increase in intangible asset amortization of $23 million primarily as a result of the 2012 acquisitions of the credit card portfolio and Western New York branches. The provision (credit) for losses on lending-related commitments increased $13 million. Net occupancy also increased $11 million primarily due to charges related to the consolidation of 46 branches during the first nine months of 2013.

The amount of noninterest expense for the nine months ended September 30, 2013, attributable to our 2012 acquisitions was $79 million spread across several expense categories, compared to $47 million for the prior year. For the nine months ended September 30, 2013, costs associated with our efficiency initiative, including the pension settlement charge, totaling $93 million were also incurred compared to $9 million in the prior year.

Figure 13. Noninterest Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Personnel	$414	$399	$15	3.8%	$1,211	$1,148	$63	5.5%
Net occupancy	66	65	1	1.5	202	191	11	5.8
Computer processing	38	42	(4)	(9.5)	116	126	(10)	(7.9)
Business services and professional fees	37	48	(11)	(22.9)	109	136	(27)	(19.9)
Equipment	25	27	(2)	(7.4)	78	80	(2)	(2.5)
Operating lease expense	14	13	1	7.7	37	45	(8)	(17.8)
Marketing	16	18	(2)	(11.1)	33	48	(15)	(31.3)
FDIC assessment	7	7	—	—	23	23	—	—
Intangible asset amortization on credit cards	8	6	2	33.3	23	6	17	283.3
Other intangible asset amortization	4	3	1	33.3	11	5	6	120.0
Provision (credit) for losses on lending-related commitments	3	(8)	11	N/M	11	(2)	13	N/M
OREO expense, net	1	1	—	—	5	14	(9)	(64.3)
Other expense	83	91	(8)	(8.8)	249	264	(15)	(5.7)

Total noninterest expense	$716	$712	$4	.6%	$2,108	$2,084	$24	1.2%

Average full-time equivalent employees (a)	14,555	15,833	(1,278)	(8.1)%	14,980	15,565	(585)	(3.8)%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 14, personnel expense, the largest category of our noninterest expense, increased by $15 million, or 3.8%, when compared to the year-ago quarter. Employee benefits increased $24 million, or 44.4%, primarily due to a pension settlement charge of $25 million. This increase in employee benefits was partially offset by decreases in salaries, incentive compensation, and stock-based compensation. For the nine months ended September 30, 2013, personnel expense increased $63 million, or 5.5%, compared to the same period one year ago. Incentive compensation accruals increased $22 million, or 10.5%. Severance expense and employee benefits each increased $21 million, or 175% and 12.2%, respectively, as a result of staff reductions related to our efficiency initiative. Employee benefits included a $25 million pension settlement charge. In addition, higher levels of contract labor on technology initiatives resulted in an $11 million, or 24.4%, increase. These increases were partially offset by a decrease in stock-based compensation of $9 million, or 25%, when compared to the same period one year ago.

Figure 14. Personnel Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Salaries	$222	$227	$(5)	(2.2)%	$671	$674	$(3)	(.4)%
Technology contract labor, net	19	20	(1)	(5.0)	56	45	11	24.4
Incentive compensation	81	83	(2)	(2.4)	231	209	22	10.5
Employee benefits	78	54	24	44.4	193	172	21	12.2
Stock-based compensation	8	10	(2)	(20.0)	27	36	(9)	(25.0)
Severance	6	5	1	20.0	33	12	21	175.0

Total personnel expense	$414	$399	$15	3.8%	$1,211	$1,148	$63	5.5%

Operating lease expense

Operating lease expense increased $1 million, or 7.7%, from the year-ago quarter and decreased $8 million, or 17.8%, from the nine-month period ended one year ago. This year-to-date decline was attributable to product run-off. Income related to the rental of leased equipment is presented in Figure 10 as “operating lease income and other leasing gains.”

Intangible asset amortization

Intangible asset amortization increased $3 million compared to the year-ago quarter and $23 million for the nine months ended September 30, 2013, as compared to the same period one year ago as a result of the third quarter 2012 acquisitions of the credit card portfolio and 37 branches in Western New York.

Other expense

Other expense is comprised of various miscellaneous expense items. The $8 million, or 8.8% decrease in the current quarter compared to the year-ago quarter and the $15 million, or 5.7%, decrease in the first nine months of 2013 as compared to the same period one year ago reflects fluctuations in several of those line items.

Income taxes

We recorded tax expense from continuing operations of $59 million for the third quarter of 2013, $72 million for the second quarter of 2013 and $50 million for the third quarter of 2012. For the first nine months of 2013, we recorded tax expense from continuing operations of $201 million compared to tax expense of $177 million for the same period last year.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves. In addition, during the third quarter, our effective tax rate was lower due to the early termination of certain leveraged leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

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

Figure 15 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and nine-month periods ended September 30, 2013 and 2012.

Figure 15. Major Business Segments — Taxable-Equivalent (TE) Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$551	$575	$(24)	(4.2)%	$1,657	$1,645	$12	.7%
Key Corporate Bank	377	370	7	1.9	1,132	1,118	14	1.3
Other Segments	114	157	(43)	(27.4)	283	346	(63)	(18.2)

Total Segments	1,042	1,102	(60)	(5.4)	3,072	3,109	(37)	(1.2)
Reconciling Items	1	(6)	7	N/M	—	(11)	11	N/M

Total	$1,043	$1,096	$(53)	(4.8)%	$3,072	$3,098	$(26)	(.8)%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$54	$(16)	$70	N/M	123	$96	$27	28.1%
Key Corporate Bank	96	109	(13)	(11.9)%	$317	294	23	7.8
Other Segments	92	104	(12)	(11.5)	230	203	27	13.3

Total Segments	242	197	45	22.8	670	593	77	13.0
Reconciling Items	(7)	19	(26)	N/M	(35)	46	(81)	N/M

Total	$235	$216	$19	8.8%	$635	$639	$(4)	(.6)%

Key Community Bank summary of operations

•	Continued credit card penetration and successful integration of branches in Western New York

•	Nine consecutive quarters of average loan growth

•	Core deposits up $2.3 billion, or 5.5%, from the prior year

As shown in Figure 16, Key Community Bank recorded net income attributable to Key of $54 million for the third quarter of 2013, compared to a net loss attributable to Key of $16 million for the year-ago quarter.

Taxable-equivalent net interest income decreased by $19 million, or 5.1%, from the third quarter of 2012 due to declines in the deposit spread in the current period as a result of the continued low-rate environment. Average loans and leases grew 6.2% while average deposits increased .8% from one year ago.

Noninterest income declined by $5 million, or 2.5%, from the year-ago quarter. Consumer mortgage income decreased $8 million, and other income declined $3 million. These decreases were partially offset by increases in cards and payments income and trust and investment services income of $3 million each.

The provision for loan and lease losses decreased by $99 million, or 80.5%, from the third quarter of 2012. During the third quarter of 2012, the application of updated regulatory guidance related to debts discharged through Chapter 7 bankruptcy increased the provision $45 million, and the acquisition of the credit card portfolio and Western New York branches increased the provision $32 million. Net loan charge-offs decreased $64 million from the same period one year ago, partially due to the application of the updated regulatory guidance in the third quarter of 2012 as discussed above.

Noninterest expense declined by $37 million, or 7.7%, from the year-ago quarter as a result of Key’s efficiency initiative. Personnel expense decreased $17 million primarily due to declines in salaries, incentive compensation, and employee benefits. Nonpersonnel expense declined $20 million primarily due to declines in business services and professional fees, computer processing, and internally-allocated costs.

Figure 16. Key Community Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$357	$376	$(19)	(5.1)%	$1,075	$1,089	$(14)	(1.3)%
Noninterest income	194	199	(5)	(2.5)	582	556	26	4.7

Total revenue (TE)	551	575	(24)	(4.2)	1,657	1,645	12	.7
Provision (credit) for loan and lease losses	24	123	(99)	(80.5)	123	124	(1)	(.8)
Noninterest expense	441	478	(37)	(7.7)%	1,338	1,368	(30)	(2.2)

Income (loss) before income taxes (TE)	86	(26)	112	N/M	196	153	43	28.1
Allocated income taxes (benefit) and TE adjustments	32	(10)	42	N/M	73	57	16	28.1

Net income (loss) attributable to Key	$54	$(16)	$70	N/M	$123	$96	$27	28.1%

AVERAGE BALANCES
Loans and leases	$29,495	$27,764	$1,731	6.2%	$29,213	$26,720	$2,493	9.3%
Total assets	31,679	30,305	1,374	4.5	31,575	29,076	2,499	8.6
Deposits	49,652	49,269	383	.8	49,492	48,242	1,250	2.6

Assets under management at period end	$25,574	$23,246	$2,328	10.0%	$25,574	$23,246	$2,328	10.0%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$68	$65	$3	4.6%	$201	$185	$16	8.6%
Services charges on deposit accounts	61	62	(1)	(1.6)	179	177	2	1.1
Cards and payments income	36	33	3	9.1	107	84	23	27.4
Other noninterest income	29	39	(10)	(25.6)	95	110	(15)	(13.6)

Total noninterest income	$194	$199	$(5)	(2.5)%	$582	$556	$26	4.7%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$26,564	$24,991	$1,573	6.3%	$26,340	$23,964	$2,376	9.9%
Savings deposits	2,510	2,368	142	6.0	2,503	2,144	359	16.7
Certificates of deposits ($100,000 or more)	2,264	2,936	(672)	(22.9)	2,401	3,214	(813)	(25.3)
Other time deposits	3,949	5,137	(1,188)	(23.1)	4,194	5,594	(1,400)	(25.0)
Deposits in foreign office	278	292	(14)	(4.8)	277	292	(15)	(5.1)
Noninterest-bearing deposits	14,087	13,545	542	4.0	13,777	13,034	743	5.7

Total deposits	$49,652	$49,269	$383	.8%	$49,492	$48,242	$1,250	2.6%

HOME EQUITY LOANS
Average balance	$10,247	$9,734
Weighted-average loan-to-value ratio (at date of origination)	71%	71%
Percent first lien positions	58	54

OTHER DATA
Branches	1,044	1,087
Automated teller machines	1,350	1,620

Key Corporate Bank summary of operations

•	Investment banking and debt placement fees increased 3.7% from the prior year

•	Average loan balances up 9% from the prior year

•	Average deposits up 25.2% from the prior year

As shown in Figure 17, Key Corporate Bank recorded net income attributable to Key of $96 million for the third quarter of 2013, compared to $109 million for the same period one year ago.

Taxable-equivalent net interest income decreased by $1 million, or .5%, compared to the third quarter of 2012. Average earning assets increased $1.7 billion, or 8.3%, from the year-ago quarter, driving a $7 million increase in earning asset spread. Average deposit balances increased $3.2 billion, or 25.2%, from the year-ago quarter, driven by third-party servicing acquisitions and increased public sector deposits. However, these increases in balances were offset by declines in the deposit spread as a result of the continued low-rate environment.

Noninterest income increased by $8 million, or 4.4%, from the third quarter of 2012. Increases in investment banking and debt placement fees, corporate services, and other income were partially offset by a decrease in operating lease income and other leasing gains compared to the year-ago quarter.

The provision for loan and lease losses was a charge of $13 million compared to a credit of $3 million for the third quarter of 2012 due to loan growth and lower levels of recovery.

Noninterest expense increased by $16 million, or 8%, from the third quarter of 2012. This increase was driven by a $2 million charge in the provision (credit) for losses on lending-related commitments compared to a credit of $6 million for the third quarter of 2012. Internally-allocated costs were also higher in the current quarter than one year ago.

Figure 17. Key Corporate Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$188	$189	$(1)	(.5)%	$565	$575	$(10)	(1.7)%
Noninterest income	189	181	8	4.4	567	543	24	4.4

Total revenue (TE)	377	370	7	1.9	1,132	1,118	14	1.3
Provision (credit) for loan and lease losses	13	(3)	16	N/M	7	14	(7)	(50.0)
Noninterest expense	217	201	16	8.0	629	636	(7)	(1.1)

Income (loss) before income taxes (TE)	147	172	(25)	(14.5)	496	468	28	6.0
Allocated income taxes and TE adjustments	51	63	(12)	(19.0)	179	171	8	4.7

Net income (loss)	96	109	(13)	(11.9)	317	297	20	6.7
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	3	(3)	N/M

Net income (loss) attributable to Key	$96	$109	$(13)	(11.9)%	$317	$294	$23	7.8%

AVERAGE BALANCES
Loans and leases	$20,586	$18,893	$1,693	9.0%	$20,256	$18,677	$1,579	8.5%
Loans held for sale	422	441	(19)	(4.3)	433	487	(54)	(11.1)
Total assets	24,487	22,912	1,575	6.9	24,108	22,826	1,282	5.6
Deposits	16,125	12,879	3,246	25.2	15,241	12,287	2,954	24.0

Assets under management at period end	$10,536	$12,341	$(1,805)	(14.6)%	$10,536	$12,341	$(1,805)	(14.6)%

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$31	$31	—	—	$95	$97	$(2)	(2.1)%
Investment banking and debt placement fees	85	82	$3	3.7%	246	210	36	17.1
Operating lease income and other leasing gains	14	21	(7)	(33.3)	45	66	(21)	(31.8)

Corporate services income	34	28	6	21.4	96	96	—	—
Service charges on deposit accounts	11	12	(1)	(8.3)	33	35	(2)	(5.7)
Cards and payments income	6	6	—	—	15	16	(1)	(6.3)

Payments and services income	51	46	5	10.9	144	147	(3)	(2.0)

Other noninterest income	8	1	7	700.0	37	23	14	60.9

Total noninterest income	$189	$181	$8	4.4%	$567	$543	$24	4.4%

Other Segments

Other Segments consist of Corporate Treasury, Community Development, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $92 million for the third quarter of 2013, compared to net income attributable to Key of $104 million for the same period last year. These results were primarily attributable to a decrease in other income due to a $54 million gain on the redemption of certain trust preferred securities. The net gain resulting from the early termination of leveraged leases was $15 million (a $23 million gain in operating lease income and other leasing gains less an $8 million charge for the write-off of capitalized loan origination costs) in the third quarter of 2013 compared to a net gain of $26 million in the third quarter of 2012, which also contributed to the decline in other segments. These decreases were partially offset by an increase in net interest income of $24 million, adjusted for the impact of the leveraged lease terminations discussed above, and a decline in noninterest expense of $19 million.

Financial Condition

Loans and loans held for sale

At September 30, 2013, total loans outstanding from continuing operations were $53.6 billion, compared to $52.8 billion at December 31, 2012 and $51.4 billion at September 30, 2012. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at September 30, 2013, December 31, 2012, and September 30, 2012, totaled $4.7 billion, $5.2 billion, and $5.3 billion, respectively. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio along with the previously discussed credit card portfolio and branch acquisition. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on pages 119-120 of our 2012 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $37.5 billion at September 30, 2013, an increase of $1.9 billion, or 5%, compared to September 30, 2012.

Commercial, financial and agricultural. Our commercial, financial and agricultural loans, also referred to as “Commercial and Industrial,” represented 45% of our total loan portfolio at September 30, 2013, 44% at December 31, 2012, and 43% at September 30, 2012, and are the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and are comprised of fixed and variable rate loans to our large, middle market and small business clients.

Figure 18 provides our commercial, financial and agricultural loans by industry classification for the periods ended September 30, 2013, December 31, 2012, and September 30, 2012.

Figure 18. Commercial, Financial and Agricultural Loans

	September 30, 2013		December 31, 2012		September 30, 2012
dollars in millions	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Industry classification:
Services	$5,769	23.7%	$5,610	24.1%	$5,302	24.1%
Manufacturing	4,140	17.0	4,196	18.1	3,961	18.0
Public utilities	1,789	7.4	1,424	6.1	1,223	5.6
Financial services	2,163	8.9	2,236	9.6	2,176	9.9
Wholesale trade	1,951	8.0	1,604	6.9	1,680	7.7
Retail trade	1,024	4.2	889	3.8	818	3.7
Mining	617	2.5	761	3.3	833	3.8
Dealer floor plan	1,027	4.2	1,216	5.2	1,035	4.7
Property management	784	3.2	798	3.4	761	3.5
Transportation	959	4.0	851	3.7	774	3.5
Building contractors	521	2.1	459	2.0	448	2.0
Agriculture/forestry/fishing	513	2.1	584	2.5	555	2.5
Insurance	164	.7	112	.5	113	.5
Public administration	335	1.4	446	1.9	439	2.0
Communications	231	1.0	183	.8	239	1.1
Individuals	2	—	1	—	2	—
Other	2,328	9.6	1,872	8.1	1,620	7.4

Total	$24,317	100.0%	$23,242	100.0%	$21,979	100.0%

Commercial, financial and agricultural loans increased $2.3 billion, or 11%, from the same period last year with Key Corporate Bank increasing $1.8 billion and Key Community Bank up $404 million. We have experienced growth in new high credit quality loan commitments, and utilization with clients in our middle market segment, and as well as in our Institutional and Capital Markets business. While there was loan growth in several industry classifications compared to the year ago quarter, the most significant growth occurred in the public utilities industry classification, which increased by 46.3%. Our two largest industry classifications — services and manufacturing — increased by 8.8% and 4.5%, respectively, when compared to the year ago quarter. The services and manufacturing industries represented 23.7% and 17.0%, respectively, of the total commercial, financial and agricultural loan portfolio at September 30, 2013, compared to 24.1% and 18.0%, respectively, at September 30, 2012. At the end of each of the quarterly periods provided in Figure 18 above, loans in the services and manufacturing industry classifications accounted for over 40% of our total commercial, financial and agricultural loan portfolio.

Services and manufacturing are focus areas where we maintain dedicated industry verticals that are staffed by relationship managers who possess deep industry experience and knowledge. Our loans in the services classification grew by $467 million, or 8.8%, compared to last year. The growth in the services loan portfolio was largely related to increases in lending to large corporate, middle market, and business banking clients and was partially offset by decreases in loans to clients in private bank and real estate. Loans in the manufacturing classification grew by $179 million, or 4.5%, compared to the same period one year ago. Increases in lending to large corporate, middle market, and business banking clients accounted for the majority of the growth in this classification.

Commercial real estate loans. Our commercial real estate (“CRE”) lending business is conducted through two primary sources: our 13-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of CRE located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 55% of our average year-to-date commercial real estate loans, compared to 54% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

CRE loans represent 16% of our total loan portfolio at September 30, 2013 compared to 17% one year ago. These loans include both owner and nonowner occupied properties which at September 30, 2013 represented 23% of our commercial loan portfolio compared to 24% one year ago. These loans were $8.6 billion at September 30, 2013 and September 30, 2012. We have been de-risking the portfolio by changing our focus from developers to owners of completed and stabilized CRE.

Figure 19 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 19, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As shown in Figure 19, at September 30, 2013, our CRE portfolio included mortgage loans of $7.5 billion and construction loans of $1.1 billion, representing 14% and 2%, respectively, of our total loans. At September 30, 2013, nonowner-occupied loans represented 66% of our total CRE loans and owner-occupied loans represented 34% of our total CRE loans. The average size of mortgage loans originated during the third quarter of 2013 was $3.5 million, and our largest mortgage loan at September 30, 2013, had a balance of $66.3 million. At September 30, 2013, our average construction loan commitment was $5.2 million. Our largest construction loan commitment was $56.7 million, and our largest construction loan amount outstanding was $55.7 million.

Also shown in Figure 19, 66% of our CRE loans at September 30, 2013 were for nonowner-occupied properties compared to 64% at September 30, 2012. Approximately 16% of these loans were construction loans at both September 30, 2013 and 2012. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn, rental rates and occupancy would adversely affect our portfolio of construction loans.

Figure 19. Commercial Real Estate Loans

September 30, 2013	Geographic Region						Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast

Nonowner-occupied:
Retail properties	$144	$127	$148	$79	$304	$131	$933	10.8%	$140	$793
Multifamily properties	303	140	396	431	597	195	2,062	24.0	517	1,545
Health facilities	178	—	175	121	118	234	826	9.6	11	815
Office buildings	144	8	87	141	21	98	499	5.8	43	456
Warehouses	199	—	19	89	119	109	535	6.2	46	489
Manufacturing facilities	—	—	1	6	66	3	76	.9	2	74
Hotels/Motels	13	5	—	22	48	15	103	1.2	—	103
Residential properties	12	—	24	36	23	26	121	1.4	75	46
Land and development	43	—	11	12	14	18	98	1.2	48	50
Other	93	—	18	46	71	195	423	4.9	21	402

Total nonowner-occupied	1,129	280	879	983	1,381	1,024	5,676	66.0	903	4,773
Owner-occupied	1,166	20	341	725	42	632	2,926	34.0	155	2,771

Total	$2,295	$300	$1,220	$1,708	$1,423	$1,656	$8,602	100.0%	$1,058	$7,544

Nonowner-occupied:
Nonperforming loans	$5	$18	—	$8	—	$12	$43	N/M	$14	$29
Accruing loans past due 90 days or more	7	—	—	2	—	1	10	N/M	1	9
Accruing loans past due 30 through 89 days	—	—	—	3	14	2	19	N/M	2	17

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming
Southwest –	Arizona, Nevada and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont

In the first nine months of 2013, nonperforming loans related to nonowner-occupied properties decreased by $84 million from December 31, 2012 to $43 million at September 30, 2013, and also decreased by $88 million when compared to September 30, 2012. Our nonowner occupied commercial real estate portfolio has increased by 2.9%, or approximately $159 million, since September 30, 2012.

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

Commercial lease financing. We conduct commercial lease financing arrangements through our Key Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 12% of commercial loans at September 30, 2013, and 14% at September 30, 2012.

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

If the loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the third quarter of 2013, there were $53 million of new restructured commercial loans.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4 (“Asset Quality”).

Figure 20. Commercial TDRs by Note Type and Accrual Status

in millions	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Commercial TDRs by Note Type
Tranche A	$135	$102	$101	$117	$166

Total Commercial TDRs	$135	$102	$101	$117	$166

Commercial TDRs by Accrual Status
Nonaccruing	$84	$50	$52	$96	$114
Accruing	51	52	49	21	52

Total Commercial TDRs	$135	$102	$101	$117	$166

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

As of September 30, 2013, we had $5.5 million of mortgage and construction loans that had a loan-to-value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding increased by $244 million, or 2%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 97% of this portfolio at September 30, 2013, is derived from our Key Community Bank within our 13 state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank increased by $517 million, or 5%, over the past twelve months as a result of stabilized home values, improved employment, and favorable borrowing conditions.

As shown in Figure 16, we hold the first lien position for approximately 58% of the Key Community Bank home equity portfolio at September 30, 2013, and 54% at September 30, 2012. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratio. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” that begins on page 120 of our 2012 Form 10-K.

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. At September 30, 2013, 42% of our home equity portfolio is secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 21 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 21. Home Equity Loans

	2013			2012
dollars in millions	Third	Second	First	Fourth		Third
SOURCES OF PERIOD END LOANS
Key Community Bank	$10,285	$10,173	$9,809	$9,816		$9,768
Other	353	375	401	423		409

Total	$10,638	$10,548	$10,210	$10,239		$10,177

Nonperforming loans at period end	$211	$221	$217	$231	(a), (b)	$189	(a), (b)
Net loan charge-offs for the period	14	19	20	(7)		67
Yield for the period (c)	4.05%	4.07%	4.12%	4.16%		4.19%

(a)	Includes $48 million of performing home equity second liens that are subordinate to first liens and 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown. Such second liens are now being reported as nonperforming loans based upon regulatory guidance issued in January 2012.
(b)	Includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in regulatory guidance that was updated in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.
(c)	From continuing operations.

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale increased to $699 million at September 30, 2013 from $599 million at December 31, 2012 and totaled $628 million at September 30, 2012.

At September 30, 2013, loans held for sale included $608 million of commercial mortgages, which increased by $124 million from September 30, 2012, $23 million of residential mortgage loans, which decreased $94 million from September 30, 2012, and $68 million of commercial, financial, and agricultural loans, which increased $55 million from September  30, 2012.

Loan sales

As shown in Figure 22, during the first nine months of 2013, we sold $2.6 billion of commercial real estate loans, $738 million of residential real estate loans, $288 million of commercial lease financing loans, and $236 million of commercial loans. Most of these sales came from the held-for-sale portfolio; however, $150 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $91 million in the first nine months of 2013 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 22 summarizes our loan sales for the first nine months of 2013 and all of 2012.

Figure 22. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2013
Third quarter	$17	$923	$129	$184	$1,253
Second quarter	181	815	90	226	1,312
First quarter	38	880	69	328	1,315

Total	$236	$2,618	$288	$738	$3,880

2012
Fourth quarter	$38	$1,233	$53	$493	$1,817
Third quarter	46	787	47	503	1,383
Second quarter	24	808	26	379	1,237
First quarter	36	715	22	400	1,173

Total	$144	$3,543	$148	$1,775	$5,610

Figure 23 shows loans that are either administered or serviced by us, but not recorded on the balance sheet. The table includes loans that have been sold.

Figure 23. Loans Administered or Serviced

in millions	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Commercial real estate loans (a)	$199,464	$172,398	$109,173	$107,630	$98,309
Commercial lease financing	623	548	516	520	519
Commercial loans	345	352	353	343	333

Total	$200,432	$173,298	$110,042	$108,493	$99,161

(a)	The increase in commercial real estate loans in the third quarter and second quarter of 2013 includes $27 billion and $63.2 billion, respectively, of loans associated with commercial servicing portfolio acquired on June 24, 2013.

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.3 billion of the $200 billion of loans administered or serviced at September 30, 2013. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $17.4 billion at September 30, 2013, compared to $16 billion at December 31, 2012, and $16.1 billion at September 30, 2012. Available-for-sale securities were $12.6 billion at September 30, 2013, compared to $12.1 billion at December 31, 2012, and $12 billion at September 30, 2012. Held-to-maturity securities were $4.8 billion at September 30, 2013, compared to $3.9 billion at December 31, 2012, and $4.1 billion at September 30, 2012. Essentially all of our held-to-maturity securities portfolio was invested in CMOs at September 30, 2013.

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

Figure 24. Mortgage-Backed Securities by Issuer

in millions	September 30, 2013	December 31, 2012	September 30, 2012
FHLMC	$7,467	$7,923	$8,002
FNMA	6,129	5,246	5,314
GNMA	3,760	2,746	2,700

Total (a)	$17,356	$15,915	$16,016

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At September 30, 2013, we had $12.5 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $12 billion at December 31, 2012, and $11.9 billion at September 30, 2012.

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

Throughout 2012 and in the first nine months of 2013, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities, as well as the Western New York branch acquisition in July 2012 (including credit card assets obtained in September 2012) and the acquisition of Key-branded credit card assets in August 2012.

Figure 25 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 25. Securities Available for Sale

dollars in millions	States and Political Subdivisions	Collateralized Mortgage Obligations (a)	Other Mortgage- Backed Securities (a)	Other Securities (b)	Total		Weighted- Average Yield
September 30, 2013
Remaining maturity:
One year or less	$1	$498	$1	—	$500		3.24%
After one through five years	16	10,193	749	$24	10,982		2.42
After five through ten years	24	1,088	7	—	1,119		1.67
After ten years	—	—	5	—	5		5.75
Fair value	$41	$11,779	$762	$24	$12,606		—
Amortized cost	40	11,810	733	20	12,603		2.38%
Weighted-average yield (c)	6.07%	2.30%	3.51%	—	2.38	% (d)	—
Weighted-average maturity	5.1 years	3.7 years	2.9 years	1.3 years	3.7 years		—
December 31, 2012
Fair value	$49	$11,464	$538	$43	$12,094		—
Amortized cost	47	11,148	491	42	11,728		2.91%
September 30, 2012
Fair value	$54	$11,283	$598	$27	$11,962		—
Amortized cost	52	10,949	543	25	11,569		3.15%

(a)	Maturity is based upon expected average lives rather than contractual terms.
(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(d)	Excludes $24 million of securities at September 30, 2013, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds and capital securities. Figure 26 shows the composition, yields and remaining maturities of these securities.

Figure 26. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	Other Securities		Total		Weighted- Average Yield (a)
September 30, 2013
Remaining maturity:
One year or less	—	$7		$7		4.14%
After five through ten years	$4,669	13		4,682		1.84
After one through five years	146	—		146		1.84
Amortized cost	$4,815	$20		$4,835		1.84%
Fair value	4,710	20		4,730		—

Weighted-average yield	1.84%	2.58	% (b)	1.84	% (b)	—
Weighted-average maturity	4.0 years	2.0 years		4.0 years		—
December 31, 2012
Amortized cost	$3,913	$18		$3,931		1.92%
Fair value	3,974	18		3,992		—
September 30, 2012
Amortized cost	$4,135	$18		$4,153		1.92%
Fair value	4,194	18		4,212		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(b)	Excludes $5 million of securities at September 30, 2013, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 58% of other investments at September 30, 2013. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($585 million at September 30, 2013, $627 million at December 31, 2012, and $669 million at September 30, 2012).

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data and other relevant factors. During the first nine months of 2013, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $32 million, which includes $5 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During the third quarter of 2013, average domestic deposits were $65.4 billion and represented 87% of the funds we used to support loans and other earning assets, compared to $62 billion and 86% during the same quarter of 2012. The composition of our average deposits is shown in Figure 8 in the section entitled “Net interest income.”

The increase in average domestic deposits in the third quarter of 2013, compared to the third quarter of 2012, was driven by corporate clients and the addition of escrow deposits from our servicing business acquisition. The overall growth resulted from an increase in demand deposits of $2.5 billion and interest-bearing non-time deposits of $2.7 billion. This deposit growth was partially offset by $1.8 billion of run-off from one year ago in certificates of deposit and other time deposits. Improved funding mix and previous maturities of our certificates of deposit have reduced the cost of total domestic deposits from .38% for the third quarter of 2012 to .22% for the third quarter of 2013.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $2.8 billion during third quarter of 2013, compared to $2.9 billion during third quarter of 2012. The change from 2012 resulted from a $45 million decrease in foreign office deposits, a $7 million decrease in bank notes and other short-term borrowings, and a $15 million increase in federal funds purchased and securities sold under agreements to repurchase.

Capital

At September 30, 2013, our shareholders’ equity was $10.2 billion, down $65 million from December 31, 2012. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity.

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

Our Board of Directors at its September meeting approved the use of the cash portion of the after-tax gain from the sale of Victory for additional Common Share repurchases, and we received no objection from the Federal Reserve to use the cash portion of the after-tax gain for this purpose. During the third quarter of 2013, we completed $198 million of Common Share repurchases on the open market under our 2013 capital plan. This amount included repurchases related to the cash portion of the net after-tax gain from the sale of Victory.

Dividends

Consistent with the 2013 capital plan, during the third quarter of 2013, we made a dividend payment of $.055 per Common Share, or $49 million, on our Common Shares. We made dividend payments of $.055 per Common Share, or $49 million, and $.05 per Common Share, or $47 million, during the second and first quarters of 2013, respectively. Changes to future dividends may be evaluated by the Board of Directors based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital plan process and CCAR is included in the “Supervision and Regulation” section of our 2012 Form 10-K in Item 1. Business under the heading “Capital Assessment and Review of Capital Actions.”

During the third quarter of 2013, we also made a dividend payment of $1.9375 per share, or $6 million, on our Series A Preferred Stock.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 30,803 holders of record at September 30, 2013. Our book value per Common Share was $11.05 based on 897.8 million shares outstanding at September 30, 2013, compared to $10.78 based on 925.8 million shares outstanding at December 31, 2012, and $10.64 based on 936.2 million shares outstanding at September 30, 2012. At September 30, 2013, our tangible book value per Common Share was $9.92 compared to $9.67 at December 31, 2012, and $9.54 at September 30, 2012.

Figure 27 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 27. Changes in Common Shares Outstanding

	2013			2012
in thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	912,883	922,581	925,769	936,195	945,473
Common shares issued (repurchased)	(16,364)	(10,786)	(6,790)	(10,530)	(9,639)
Shares reissued (returned) under employee benefit plans	1,302	1,088	3,602	104	361

Shares outstanding at end of period	897,821	912,883	922,581	925,769	936,195

As shown above, Common Shares outstanding decreased by 15.1 million shares during the third quarter of 2013 from share repurchases under our 2013 capital plan and the net activity in our employee benefit plans.

At September 30, 2013, we had 119.1 million treasury shares, compared to 91.2 million treasury shares at December 31, 2012, and 80.8 million treasury shares at September 30, 2012. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at September 30, 2013. Our capital and liquidity are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to adjust to the Regulatory Capital Rules described in this report under the heading “Supervision and regulation”. Our shareholders’ equity to assets ratio was 11.25% at September 30, 2013, compared to 11.51% at December 31, 2012, and 11.79% at September 30, 2012. Our tangible common equity to tangible assets ratio was 9.93% at September 30, 2013, compared to 10.15% at December 31, 2012, and 10.39% at September 30, 2012.

Banking industry regulators prescribe minimum capital ratios for BHCs like KeyCorp and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market risk items, subject to adjustment for predefined credit risk factors. Currently, banks and BHCs must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of September 30, 2013, our Tier 1 risk-based capital ratio and our total risk-based capital ratios were 11.92% and 14.37%, respectively, compared to 12.15% and 15.13%, respectively, at December 31, 2012 and 12.10% and 15.17%, respectively, at September 30, 2012.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. BHCs that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other BHCs must maintain a minimum ratio of 4.00%. As of September 30, 2013, our leverage ratio was 11.33%, compared to 11.41% at December 31, 2012 and 11.37% at September 30, 2012.

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

As of September 30, 2013, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 11.92%, 11.33%, and 14.37%, respectively. The trust preferred securities issued by the KeyCorp capital trusts contribute $340 million or 41, 39, and 41 basis points to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of September 30, 2013. The new minimum capital ratios together with the estimated capital ratios of Key at September 30, 2013, calculated on a fully phased-in basis under the Regulatory Capital Rules are set forth in Figure 4 of this report.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “well-capitalized” to “critically undercapitalized.” A “well-capitalized” institution must meet or exceed the prescribed threshold ratios of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to BHCs, we believe we would qualify as “well-capitalized” at September 30, 2013, and we believe there has not been any change in condition or event since that date that would cause a change in capital category. Analysis on an estimated basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of September 30, 2013, also determines that we would qualify as “well-capitalized” under current regulatory guidelines (Basel I), with the estimated Tier 1 risk-based capital ratio, estimated leverage ratio, and estimated total risk-based capital ratio being 11.51%, 10.95%, and 14.37%, respectively. Figure 5 in the “Supervision and regulation” section above, describes the new threshold capital ratios for a “well capitalized” and an “adequately capitalized” institution under the

Regulatory Capital Rules. The regulatory defined capital categories serve a limited supervisory function. Investors should not use our estimated ratios as a representation of our overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Supervision and Regulation” under Item 1. Business of our 2012 Form 10-K under the heading “Capital.”

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Regulatory Capital Rules are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations; this measure is considered to be a non-GAAP financial measure. Figure 7 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.17% at September 30, 2013, compared to 11.36% at December 31, 2012, and 11.30% at September 30, 2012.

Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. At September 30, 2013, December 31, 2012, and September 30, 2012, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets. At September 30, 2013, for Key’s consolidated operations, we had a federal net deferred tax asset of $197 million and a state deferred tax asset of $7 million compared to a federal deferred tax asset of $83 million and a state deferred tax liability of $13 million at December 31, 2012, and a federal deferred tax asset of $41 million and a state deferred tax liability of $29 million at September 30, 2012. We have recorded a valuation allowance of $2 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards.

Regulatory Capital Rules

The Regulatory Capital Rules provide for the phase-out of Tier 1 capital treatment for capital securities beginning in January 2015. As a result, our outstanding trust preferred securities will, by 2016, become Tier 2 capital. The “Supervision and regulation” section of this report contains a more detailed discussion of the Regulatory Capital Rules. Figure 5 in the “Supervision and regulation” section above discloses the new minimum capital ratios together with the estimated capital ratios of Key at September 30, 2013, calculated on a fully phased-in basis under the Regulatory Capital Rules. Given our strong capital position, we expect to be able to satisfy the capital framework established under the Regulatory Capital Rules on our compliance date of January 1, 2015.

Figure 28 represents the details of our regulatory capital position at September 30, 2013, December 31, 2012, and September 30, 2012, under the existing Basel I standards.

Figure 28. Capital Components and Risk-Weighted Assets

	September 30,	December 31,	September 30,
dollars in millions	2013	2012	2012
TIER 1 CAPITAL
Key shareholders’ equity	$10,206	$10,271	$10,251
Qualifying capital securities	340	339	339
Less: Goodwill	979	979	979
Accumulated other comprehensive income (a)	(409)	(172)	(109)
Other assets (b)	96	114	121

Total Tier 1 capital	9,880	9,689	9,599

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	946	972	995
Net unrealized gains on equity securities available for sale	1	—	—
Qualifying long-term debt	1,087	1,405	1,444

Total Tier 2 capital	2,034	2,377	2,439

Total risk-based capital	$11,914	$12,066	$12,038

TIER 1 COMMON EQUITY
Tier 1 capital	$9,880	$9,689	$9,599
Less: Qualifying capital securities	340	339	339
Series A Preferred Stock	282	291	291

Total Tier 1 common equity	$9,258	$9,059	$8,969

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$65,080	$63,995	$63,012
Risk-weighted off-balance sheet exposure	17,528	16,575	16,687
Less: Goodwill	979	979	979
Other assets (b)	355	368	470
Plus: Market risk-equivalent assets	1,639	511	1,115

Gross risk-weighted assets	82,913	79,734	79,365
Less: Excess allowance for loan and lease losses	—	—	2

Net risk-weighted assets	$82,913	$79,734	$79,363

AVERAGE QUARTERLY TOTAL ASSETS	$88,498	$86,239	$85,856

CAPITAL RATIOS
Tier 1 risk-based capital	11.92%	12.15%	12.10%
Total risk-based capital	14.37	15.13	15.17
Leverage (d)	11.33	11.41	11.37
Tier 1 common equity	11.17	11.36	11.30

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed deferred tax assets, disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at September 30, 2013, December 31, 2012, and September 30, 2012.
(c)	The allowance for loan and lease losses included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The allowance for loan and lease losses includes $38 million, $55 million, and $66 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively, of allowance classified as “discontinued assets” on the balance sheet.
(d)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to observed daily profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. Actual losses did not exceed daily trading VaR on any day during the quarters ended September 30, 2013 and 2012.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.7 million at September 30, 2013, and $1.9 million at September 30, 2012. The decrease in aggregate VaR was primarily due to reduced exposures in credit derivatives as well as the change from using two years of historical data to one year for the VaR simulation, which was partially offset by an increase in the interest rate derivatives and fixed income VaR. Figure 29 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the third quarter of 2013 and 2012.

Figure 29. VaR for Significant Portfolios of Covered Positions

	2013				2012
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	1.0	0.3	0.6	0.8	0.8	0.2	0.4	0.6
Derivatives:
Interest rate	0.4	0.2	0.3	0.4	0.4	0.1	0.2	0.1
Foreign exchange	0.1	—	—	—	0.2	—	0.1	—
Credit	0.5	0.2	0.4	0.4	1.4	0.9	1.2	1.0

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $5.0 million at September 30, 2013. Figure 30 summarizes our stressed VaR for significant portfolios of covered positions for the third quarter of 2013 as used for market risk capital charge calculation purposes. Stressed VaR was not calculated for market risk regulatory capital purposes during 2012.

Figure 30. Stressed VaR for Significant Portfolios of Covered Positions

	2013
	Three months ended September 30,
in millions	High	Low	Mean	September 30,
Trading account assets:
Fixed income	3.1	0.8	1.8	2.5
Derivatives:
Interest rate	1.2	0.7	1.0	1.1
Foreign exchange	0.3	—	0.1	—
Credit	1.6	0.6	1.1	1.2

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

•

“Gap risk” is the exposure to changes in interest rates and occurs when the volume of interest-bearing liabilities and the volume of interest-earning assets they fund (for example, deposits used to fund loans) do not mature or reprice at the same time.

•

“Basis risk” is the exposure to asymmetrical changes in interest rate indexes and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indexes.

•

“Yield curve risk” is the exposure to non-parallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) and occurs when interest-bearing liabilities and the interest-earning assets they fund do not price or reprice to the same term point on the yield curve.

•

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

We measure the amount of net interest income at risk by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease over the next twelve months, and term rates were to move in a similar fashion. Our standard rate scenarios encompass a gradual increase or decrease of 200 basis points, but due to the low interest rate environment, we have modified the standard to a gradual decrease of 25 basis points over two months with no change over the following ten months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment. We also perform regular stress tests and sensitivities on the model inputs that could materially change the resulting risk assessments. One set of stress tests and sensitivities assesses the effect of interest rate inputs on simulated exposures. Assessments are performed using different shapes of the yield curve, including a sustained flat yield curve, an inverted slope yield curve, changes in credit spreads, an immediate parallel change in market interest rates, and changes in the relationship of money market interest rates. Another set of stress tests and sensitivities assesses the effect of loan and deposit assumptions and assumed discretionary strategies on simulated exposures. Assessments are performed on changes to the following assumptions: the pricing of deposits without contractual maturities; changes in lending spreads; prepayments on loans and securities; other loan and deposit balance shifts; investment, funding and hedging activities; and liquidity and capital management strategies.

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

Figure 31 presents the results of the simulation analysis at September 30, 2013, and 2012. At September 30, 2013, our simulated exposure to changes in interest rates was moderately asset sensitive. Policy limits for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 31, we are operating within these limits.

Figure 31. Simulated Change in Net Interest Income

September 30, 2013
Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-1.21%	2.13%

September 30, 2012
Basis point change assumption (short-term rates)	-25	+200
ALCO policy limits	-4.00%	-4.00%

Interest rate risk assessment	-.85%	1.39%

The results of additional sensitivity analysis of alternate interest rate paths and loan and deposit behavior assumptions indicates that net interest income could increase or decrease from the base simulation results presented in Figure 31. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and assumption inputs for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. The unprecedented low level of interest rates increases the uncertainty when modeling future deposit balances and repricing behavior. As shown in Figure 31, our sensitivity testing of both assumptions and variables suggests an increase or decrease of 50 basis points in our simulated exposure to a gradual 200 basis point increase in rates is reasonable at this time. Increases in both short term and intermediate term rates would benefit net interest income over time.

To support continued progress toward maximum employment and price stability, the FOMC expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens, and in particular expects to keep the federal funds rate at exceptionally low levels. Key will continue to monitor balance sheet flows and expects the benefit from rising rates to increase prior to any increase in the federal funds rate. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity, and repricing characteristics of loan and deposit flows. As changes occur to both the configuration of the balance sheet and the outlook for the economy, management proactively evaluates hedging opportunities that may change our interest rate risk profile.

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

Figure 32. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2013
				Weighted-Average			September 30, 2012
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$9,300	$12		2.5	.7%	.2%	$12,740	$101
Receive fixed/pay variable — conventional debt	4,160	259		4.2	3.3	.3	3,519	463
Pay fixed/receive variable — conventional debt	208	(6)		10.9	.3	3.0	281	(29)

Total portfolio swaps	$13,668	$265	(b)	3.1	1.5%	.3%	$16,540	$535	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)	Excludes accrued interest of $32 million and $38 million for September 30, 2013 and 2012, respectively.

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

Our credit ratings at September 30, 2013, are shown in Figure 33. We believe that these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors.

Figure 33. Credit Ratings

		Senior	Subordinated		Series A
	Short-Term	Long-Term	Long-Term	Capital	Preferred
September 30, 2013	Borrowings	Debt	Debt	Securities	Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	BBB+	BBB	BBB-	BBB-
Moody’s	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	F1	A-	BBB+	BB+	BB
DBRS	R-2(high)	BBB(high)	BBB	BBB	BB(low)

KEYBANK
Standard & Poor’s	A-2	A-	BBB+	N/A	N/A
Moody’s	P-2	A3	Baa1	N/A	N/A
Fitch	F1	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	BBB(high)	N/A	N/A

Managing liquidity risk

We regularly monitor our funding sources and measure our capacity to obtain funds in a variety of scenarios in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, we perform a monthly hypothetical funding erosion stress test for both KeyCorp and KeyBank. In a “heightened monitoring mode,” we may conduct the hypothetical funding erosion stress tests more frequently, and use assumptions to reflect the changed market environment. Our testing incorporates estimates for loan and deposit lives based on our historical studies. Erosion stress tests analyze potential liquidity scenarios under various funding constraints and time periods. Ultimately, they determine the periodic effects that major direct and indirect events would have on our access to funding markets and our ability to fund our normal operations. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at September 30, 2013, totaled $9.8 billion, consisting of $6.3 billion of unpledged securities, $1.1 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati, and $2.4 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of September 30, 2013, our unused borrowing capacity secured by loan collateral was $15.6 billion at the Federal Reserve Bank of Cleveland and $2.7 billion at the Federal Home Loan Bank of Cincinnati.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan to deposit ratio as a metric to monitor these strategies. Our target loan to deposit ratio is 90-100% (at September 30, 2013, our loan to deposit ratio was 84%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

In the first nine months of 2013, Key’s outstanding note balance decreased by $693 million. On January 29, 2013, Key issued $1 billion of Senior Bank Notes due February 1, 2018 under the Global Bank Note Program. These Notes have a coupon of 1.65% per annum and are not redeemable prior to maturity. Key also had maturities of $26 million in Euro medium-term notes and repayments of $750 million in Federal Home Loan Bank advances. KeyCorp had maturities of $750 million in medium-term notes.

Liquidity for KeyCorp

The primary source of liquidity for the parent is from subsidiary dividends, primarily from KeyBank NA. The parent company has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions); support occasional guarantees of subsidiaries’ obligations in transactions with third parties at a reasonable cost, in a timely manner, and without adverse consequences; and pay dividends to shareholders.

We use a cash coverage metric as the primary measure to assess parent company liquidity. The cash coverage metric measures the months into the future where projected obligations can be met with the current amount of liquidity to meet all projected obligations. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At September 30, 2013, KeyCorp held $1.4 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, the parent company meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first nine months of 2013, KeyBank paid the parent $300 million in dividends, while the nonbank subsidiaries did not make any dividend payments to the parent. The parent did not make any capital infusions to KeyBank during the first nine months of 2013. As of September 30, 2013, KeyBank has capacity to pay $209 million in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past twelve months our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of an increase in unpledged securities, growth in deposits related to the acquisition of the commercial mortgage servicing portfolio and special servicing business, and net customer loan and deposit flows. The liquid asset portfolio continues to exceed the amount we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution. The issuance of $1 billion of Senior Bank Notes in January 2013 provided additional liquidity to support normal business flows and maintain our liquid asset portfolio within target levels.

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

We generate cash flows from operations and from investing and financing activities. We have approximately $165 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of September 30, 2013. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $12 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase to approximately $32 million. Accordingly, we have included the total amount as a deferred tax liability at September 30, 2013.

The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2013, and 2012.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $1.6 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of September 30, 2013, we had five client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these five individual net obligor commitments was $38 million at September 30, 2013. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate credit risk. We utilize credit default swaps to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At September 30, 2013, we used credit default swaps with a notional amount of $652 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At September 30, 2013, we had sold credit default swaps outstanding with a total notional amount of $67 million.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the “corporate services income” and “other income” components of noninterest income.

We may also manage the loan portfolio using portfolio swaps and bulk purchases and sales. Our overarching goal is to manage the loan portfolio within a specified range of asset quality.

Allowance for loan and lease losses

At September 30, 2013, the ALLL was $868 million, or 1.62% of loans, compared to $888 million, or 1.73%, at September 30, 2012. The allowance includes $47 million that was specifically allocated for impaired loans of $411 million at September 30, 2013, compared to $39 million that was allocated for impaired loans of $428 million one year ago. For more information about impaired loans, see Note 4 (“Asset Quality”). At September 30, 2013, the allowance for loan and lease losses was 160.4% of nonperforming loans, compared to 136.0% at September 30, 2012.

Selected asset quality statistics for each of the past five quarters are presented in Figure 34. The factors that drive these statistics are discussed in the remainder of this section.

Figure 34. Selected Asset Quality Statistics from Continuing Operations

	2013			2012
dollars in millions	Third	Second	First	Fourth	Third
Net loan charge-offs	$37	$45	$49	$58	$109
Net loan charge-offs to average loans	.28%	.34%	.38%	.44%	.86%
Allowance for loan and lease losses to annualized net loan charge-offs	591.3	485.3	449.4	384.9	204.8
Allowance for loan and lease losses	$868	$876	$893	$888	$888
Allowance for credit losses (a)	908	913	925	917	931
Allowance for loan and lease losses to period-end loans	1.62%	1.65%	1.70%	1.68%	1.73%
Allowance for credit losses to period-end loans	1.69	1.72	1.76	1.74	1.81
Allowance for loan and lease losses to nonperforming loans	160.4	134.4	137.4	131.8	136.0
Allowance for credit losses to nonperforming loans	167.8	140.0	142.3	136.1	142.6
Nonperforming loans at period end (b)	$541	$652	$650	$674	$653
Nonperforming assets at period end	579	693	705	735	718
Nonperforming loans to period-end portfolio loans	1.01%	1.23%	1.24%	1.28%	1.27%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.08	1.30	1.34	1.39	1.39

(a)	Includes the allowance for loan and lease losses plus the liability for credit losses on lending-related unfunded commitments.
(b)	September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012 amounts exclude $18 million, $19 million, $22 million, $23 million, and $25 million, respectively, of PCI loans acquired in July 2012.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” on page 102 of our 2012 10-K. Briefly, we apply expected loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets.

For all commercial and consumer TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance greater than $2.5 million, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of impairment by comparing the recorded investment of the loan with the estimated present value of its expected cash flows, the fair value of its underlying collateral or the loan’s observable market price. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at September 30, 2013, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 35, our ALLL decreased by $20 million, or 2%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio, which has trended more favorably over the past twenty-four months. The quality of new loan originations and decreasing NPLs and net charge-offs has resulted in a reduction in our general allowance. Our delinquency trends have declined during 2012 and thus far in 2013 due to a modest level of loan growth, relatively stable conditions in the economic environment, and continued run off in our exit loan portfolio, and reflects our effort to maintain a moderate enterprise risk tolerance. Our liability for credit losses on lending-related commitments decreased by $3 million to $40 million at September 30, 2013, compared to the same period one year ago. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 1.69% of loans at the end of the third quarter of 2013, compared to 1.81% at the end of the third quarter of 2012.

Figure 35. Allocation of the Allowance for Loan and Lease Losses

	September 30, 2013			December 31, 2012			September 30, 2012
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$370	42.6%	45.4%	$327	36.8%	44.0%	$318	35.8%	42.7%
Commercial real estate:
Commercial mortgage	172	19.8	14.1	198	22.3	14.6	221	24.9	14.6
Construction	36	4.2	1.9	41	4.6	1.9	47	5.3	2.1

Total commercial real estate loans	208	24.0	16.0	239	26.9	16.5	268	30.2	16.7
Commercial lease financing	64	7.4	8.5	55	6.2	9.3	66	7.4	9.6

Total commercial loans	642	74.0	69.9	621	69.9	69.8	652	73.4	69.0
Real estate — residential mortgage	35	4.0	4.1	30	3.4	4.1	25	2.8	4.2
Home equity:
Community Banking	82	9.5	19.2	105	11.8	18.6	89	10.0	19.0
Other	14	1.6	.6	25	2.8	.8	24	2.7	.8

Total home equity loans	96	11.1	19.8	130	14.6	19.4	113	12.7	19.8
Consumer other — Community Banking	27	3.1	2.7	38	4.3	2.5	32	3.6	2.6
Credit cards	34	3.9	1.3	26	2.9	1.4	26	2.9	1.4
Consumer other:
Marine	31	3.6	2.0	39	4.4	2.6	36	4.1	2.8
Other	3	.3	.2	4	.5	.2	4	.5	.2

Total consumer other	34	3.9	2.2	43	4.9	2.8	40	4.6	3.0

Total consumer loans	226	26.0	30.1	267	30.1	30.2	236	26.6	31.0

Total loans (a)	$868	100.0%	100.0%	$888	100.0%	100.0%	$888	100.0%	100.0%

(a)	Excludes allocations of the allowance for loan and lease losses in the amount of $38 million, $55 million, and $65 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively, related to the discontinued operations of the education lending business.

Our provision (credit) for loan and lease losses was $28 million for third quarter of 2013, compared to $109 million for the year-ago quarter. Our net loan charge-offs were $37 million for the third quarter 2013 compared to $109 million for the third quarter of 2012. Our net charge-offs for the third quarter of 2012 included $45 million of charge-offs reported in accordance with updated regulatory guidance requiring loans and leases discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower to be charged-off to the collateral’s fair market value less selling costs and classified as nonaccrual regardless of their delinquency. Additionally, we continue to reduce our exit loans and leases, as well as our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers or net charge-offs. We anticipate that net loan charge-offs will remain at, or below, the lower end of our targeted range of 40 to 60 basis points of average loans for the balance of the current year and for our provision (credit) for loan and lease losses to be near this same level.

Net loan charge-offs

Net loan charge-offs for the third quarter of 2013 totaled $37 million, or .28% of average loans, compared to net loan charge-offs of $109 million, or ..86%, for the same period last year. Third quarter of 2012 included $45 million (.35% of average loans) of incremental net loan charge-offs reported in accordance with updated regulatory guidance requiring loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower to be charged off to the collateral’s fair market value less selling costs and classified as nonaccrual regardless of their delinquency status. Figure 36 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 37.

Over the past twelve months, net loan charge-offs decreased $72 million. This decrease is attributable to improvement in asset quality statistics as shown in Figure 38 and updated regulatory guidance that went into effect for us in the third quarter of 2012. As shown in Figure 39, our exit loan portfolio contributed a total of $1 million in net loan charge-offs for the third quarter of 2013. Net loan charge-offs for the second quarter of 2013 in our exit loan portfolio were $10 million. The decrease in net loan charge-offs in our exit loan portfolio were primarily driven by lower levels of net loan charge-offs in the consumer exit loan portfolios.

Figure 36. Net Loan Charge-offs from Continuing Operations (a)

	2013			2012
dollars in millions	Third	Second	First	Fourth	Third
Commercial, financial and agricultural	$4	$8	$2	$(8)	$7
Real estate — Commercial mortgage	(8)	(2)	8	28	21
Real estate — Construction	(6)	1	(7)	3	2
Commercial lease financing	15	(2)	2	3	(8)

Total commercial loans	5	5	5	26	22
Home equity — Key Community Bank	12	14	16	(18)	62
Home equity — Other	2	5	4	11	5
Credit cards	8	6	8	9	2
Marine	1	5	3	14	6
Other	9	10	13	16	12

Total consumer loans	32	40	44	32	87

Total net loan charge-offs	$37	$45	$49	$58	$109

Net loan charge-offs to average loans	.28%	.34%	.38%	.44%	.86%

Net loan charge-offs from discontinued operations — education lending business	$9	$7	$12	$15	$12

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 37. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
dollars in millions	2013	2012	2013	2012
Average loans outstanding	$53,271	$50,695	$52,867	$49,860

Allowance for loan and lease losses at beginning of period	$876	$888	$888	$1,004
Charge-offs:
Commercial, financial and agricultural (a)	15	16	44	65

Real estate — commercial mortgage	2	23	18	69
Real estate — construction	—	3	2	19

Total commercial real estate loans (b)	2	26	20	88
Commercial lease financing	17	—	25	20

Total commercial loans	34	42	89	173
Real estate — residential mortgage	3	6	13	19
Home equity:
Key Community Bank	14	65	50	113
Other	4	6	16	23

Total home equity loans	18	71	66	136
Consumer other — Key Community Bank	8	9	24	29
Credit cards	9	2	25	2
Consumer other:
Marine	5	11	22	41
Other	1	—	3	4

Total consumer other	6	11	25	45

Total consumer loans	44	99	153	231

Total loans charged off	78	141	242	404

Recoveries:
Commercial, financial and agricultural (a)	11	9	30	40

Real estate — commercial mortgage	10	2	20	18
Real estate — construction	6	1	14	3

Total commercial real estate loans (b)	16	3	34	21
Commercial lease financing	2	8	10	18

Total commercial loans	29	20	74	79
Real estate — residential mortgage	1	—	1	2
Home equity:
Key Community Bank	2	3	8	7
Other	2	1	5	4

Total home equity loans	4	4	13	11
Consumer other — Key Community Bank	1	2	5	5
Credit cards	1	—	3	—
Consumer other:
Marine	4	5	13	18
Other	1	1	2	2

Total consumer other	5	6	15	20

Total consumer loans	12	12	37	38

Total recoveries	41	32	111	117

Net loans and leases charged off	(37)	(109)	(131)	(287)
Provision (credit) for loan and lease losses	28	109	111	172
Foreign currency translation adjustment	1	—	—	(1)

Allowance for loan and lease losses at end of period	$868	$888	$868	$888

Liability for credit losses on lending-related commitments at beginning of period	$37	$51	$29	$45
Provision (credit) for losses on lending-related commitments	3	(8)	11	(2)

Liability for credit losses on lending-related commitments at end of period (c)	$40	$43	$40	$43

Total allowance for credit losses at end of period	$908	$931	$908	$931

Net loan charge-offs to average loans	.28%	.86%	.33%	.77%
Allowance for loan and lease losses to annualized net loan charge-offs	591.3	204.8	495.6	231.6
Allowance for loan and lease losses to period-end loans	1.62	1.73	1.62	1.73
Allowance for credit losses to period-end loans	1.69	1.81	1.69	1.81
Allowance for loan and lease losses to nonperforming loans	160.4	136.0	160.4	136.0
Allowance for credit losses to nonperforming loans	167.8	142.6	167.8	142.6

Discontinued operations — education lending business:
Charge-offs	$14	$17	$42	$56
Recoveries	5	5	14	13

Net loan and lease charge-offs	$(9)	$(12)	$(28)	$(43)

(a)	See Figure 18 and the accompanying discussion in the “Loans and leases held for sale” section for more information related to our commercial, financial and agricultural portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and leases held for sale” section for more information related to our commercial real estate portfolio.
(c)	Included in “Accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 38 shows the composition of our nonperforming assets. These assets totaled $579 million at September 30, 2013, and represented 1.08% of portfolio loans, OREO and other nonperforming assets, compared to $735 million, or 1.39%, at December 31, 2012, and $718 million, or 1.39%, at September 30, 2012. See Note 1 under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 120 of our 2012 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 38. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

	September 30,	June 30,	March 31,	December 31,	September 30,
dollars in millions	2013	2013	2013	2012	2012
Commercial, financial and agricultural	$102	$146	$142	$99	$132

Real estate — commercial mortgage	58	106	114	120	134
Real estate — construction	17	26	27	56	53

Total commercial real estate loans	75	132	141	176	187
Commercial lease financing	22	14	12	16	18

Total commercial loans	199	292	295	291	337
Real estate — residential mortgage (a)	98	94	96	103	83
Home equity:
Key Community Bank	198	205	199	210	171
Other	13	16	18	21	18

Total home equity loans (a)	211	221	217	231	189
Consumer other — Key Community Bank	2	3	3	2	3
Credit cards	4	11	13	11	8
Consumer other:
Marine	25	30	25	34	31
Other	2	1	1	2	2

Total consumer other	27	31	26	36	33

Total consumer loans	342	360	355	383	316

Total nonperforming loans (b)	541	652	650	674	653
Nonperforming loans held for sale	13	14	23	25	19
OREO	15	18	21	22	29
Other nonperforming assets	10	9	11	14	17

Total nonperforming assets	$579	$693	$705	$735	$718

Accruing loans past due 90 days or more	$90	$80	$83	$78	$89
Accruing loans past due 30 through 89 days	288	251	368	424	354
Restructured loans — accruing and nonaccruing (c)	349	311	294	320	323
Restructured loans included in nonperforming loans (c)	228	195	178	249	217
Nonperforming assets from discontinued operations — education lending business	23	19	15	20	22
Nonperforming loans to period-end portfolio loans	1.01%	1.23%	1.24%	1.28%	1.27%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.08	1.30	1.34	1.39	1.39

(a)	All of the increase in real estate — residential mortgage and $26 million of the increase in total home equity loans from September 30, 2012 to December 31, 2012 was related to regulatory guidance issued in the second and third quarters of 2012.
(b)	September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012 amounts exclude $18 million, $19 million, $22 million, $23 million, and $25 million, respectively, of PCI loans acquired in July 2012.
(c)	Restructured loans (i.e., troubled debt restructurings) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance. The majority of the increase in restructured loans included in nonperforming loans during the second half of 2012 was a result of updated regulatory guidance in the third quarter of 2012.

As shown in Figure 38, nonperforming assets decreased during the third quarter of 2013. Most of the reduction came from nonperforming loans in our commercial real estate loan portfolios, commercial, financial, and agricultural portfolio, and Home equity — Key Community Bank portfolio, partially offset by an increase in nonperforming loans in the commercial lease financing portfolio. As shown in Figure 39, our exit loan portfolio accounted for $56 million, or 10%, of our total nonperforming assets at September 30, 2013, compared to $63 million, or 9%, at June 30, 2013.

At September 30, 2013, the carrying amount of our commercial nonperforming loans outstanding represented 61% of their contractual amount owed, total nonperforming loans outstanding represented 74% of their contractual amount owed, and nonperforming assets in total were carried at 72% of their original contractual amount.

At September 30, 2013, our twenty largest nonperforming loans totaled $119 million, representing 22% of total nonperforming loans.

Figure 39 shows the composition of our exit loan portfolio at September 30, 2013 and June 30, 2013, the net charge-offs recorded on this portfolio for the third quarter of 2013 and the second quarter of 2013, and the nonperforming status of these loans at September 30, 2013 and June 30, 2013. The exit loan portfolio represented 4% of total loans and loans held for sale at September 30, 2013. Additional information about loan sales is included in this report under the heading “Loans held for sale” and “Loan sales.”

Figure 39. Exit Loan Portfolio from Continuing Operations

						Balance on
	Balance		Change	Net Loan		Nonperforming
	Outstanding		9-30-13 vs.	Charge-offs		Status
in millions	9-30-13	6-30-13	6-30-13	9-30-13 (c)	6-30-13 (c)	9-30-13	6-30-13
Residential properties — homebuilder	$26	$26	—	—	$1	$8	$8
Marine and RV floor plan	25	28	$(3)	—	—	6	7
Commercial lease financing (a)	796	931	(135)	$(2)	(2)	1	1

Total commercial loans	847	985	(138)	(2)	(1)	15	16
Home equity — Other	353	375	(22)	2	5	14	16
Marine	1,083	1,160	(77)	1	5	25	31
RV and other consumer	71	69	2	—	1	2	—

Total consumer loans	1,507	1,604	(97)	3	11	41	47

Total exit loans in loan portfolio	$2,354	$2,589	$(235)	$1	$10	$56	$63

Discontinued operations — education lending business (not included in exit loans above) (b)	$4,738	$4,992	$(254)	$9	$7	$23	$19

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction and industrial leases; (2) Canadian lease financing portfolios; and (3) all remaining balances related to LILO, SILO, service contract leases and qualified technological equipment leases.
(b)	Includes loans in Key’s education loan securitization trusts.
(c)	Credit amounts indicate that recoveries exceeded charge-offs.

The types of activity that caused the change in our nonperforming loans during each of the last five quarters are summarized in Figure 40. Loans placed on nonaccrual status decreased $115 million during third quarter of 2013 compared to the third quarter 2012, due to the third quarter of 2012 classification of loans discharged through Chapter 7 bankruptcy previously discussed, as well as continued improvement in market liquidity.

Figure 40. Summary of Changes in Nonperforming Loans from Continuing Operations

	2013			2012
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$652	$650	$674	$653	$657
Loans placed on nonaccrual status	161	160	278	288	276
Charge-offs	(78)	(74)	(91)	(104)	(141)
Loans sold	(61)	(5)	(42)	(44)	(43)
Payments	(43)	(36)	(83)	(78)	(74)
Transfers to OREO	(2)	(7)	(7)	(7)	(10)
Transfers to nonperforming loans held for sale	—	—	—	(8)	—
Transfers to other nonperforming assets	—	—	—	(1)	—
Loans returned to accrual status	(88)	(36)	(79)	(25)	(12)

Balance at end of period (a)	$541	$652	$650	$674	$653

(a)	September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012 amounts exclude $18 million, $19 million, $22 million, $23 million, and $25 million, respectively, of PCI loans acquired in July 2012.

The types of activity that caused the change in our nonperforming loans held for sale during each of the last five quarters are summarized in Figure 41.

Figure 41. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2013			2012
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$14	$23	$25	$19	$38
Transfers in	—	—	—	8	—
Net advances / (payments)	(1)	(1)	—	(1)	(1)
Loans sold	—	(8)	—	(1)	(17)
Transfers to OREO	—	—	—	—	(1)
Valuation adjustments	—	—	(2)	—	—

Balance at end of period	$13	$14	$23	$25	$19

The types of activity that contributed to the change in our OREO during each of the last five quarters are summarized in Figure 42.

Figure 42. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2013			2012
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$18	$21	$22	$29	$28
Properties acquired — nonperforming loans	2	7	7	7	11
Valuation adjustments	(1)	(2)	(3)	(2)	(2)
Properties sold	(4)	(8)	(5)	(12)	(8)

Balance at end of period	$15	$18	$21	$22	$29

Operational risk management

Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error or malfeasance, inadequate or failed internal processes and systems, and external events. These events include, among other things, threats to our cybersecurity, as we are reliant upon information systems and the internet to conduct our business activities.

Operational risk also encompasses compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices, and ethical standards. Under the Dodd-Frank Act, large financial companies like Key will be subject to heightened prudential standards and regulation due to their systemic importance. This heightened level of regulation will increase our operational risk. We have created work teams to respond to and analyze the regulatory requirements that have been or will be promulgated as a result of the enactment of the Dodd-Frank Act. Resulting operational risk losses and/or additional regulatory compliance costs could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities.

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
At September 30, 2013, $15.1 billion, or 16.6%, of our total assets were measured at fair value on a recurring basis. Approximately 96.0% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At September 30, 2013, $1.5 billion, or 1.9%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

During the third quarter of 2013, $37 million, or .1%, of our total assets were measured at fair value on a nonrecurring basis. Substantially all of these assets were classified as Level 3. At September 30, 2013, there were no liabilities measured at fair value on a nonrecurring basis.

In addition, the education lending securitization trusts assets and liabilities were included on the balance sheet at September 30, 2013 at fair value, in the amount of $2.2 billion and $2.0 billion, respectively.

During the first nine months of 2013, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 43.

Figure 43. European Sovereign and Non-sovereign Debt Exposures

September 30, 2013 in millions	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$(9)	$(9)
Non-sovereign non-financial institutions	$73	—	73

Total	73	(9)	64
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	312	—	312

Total	312	—	312
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	7	—	7

Total	7	—	7
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	128	—	128

Total	128	—	128
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	131	—	131

Total	131	—	131
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	106	—	106

Total	106	—	106
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	3	3
Non-sovereign non-financial institutions	73	—	73

Total	73	3	76
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	1	1
Non-sovereign non-financial institutions	212	—	212

Total	212	1	213
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	137	—	137

Total	137	—	137
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(5)	(5)
Non-sovereign non-financial institutions	1,179	—	1,179

Total	$1,179	$(5)	$1,174

(a)	This column represents our outstanding leases.
(b)	This column represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.
(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 97% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

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

As of September 30, 2013, KeyCorp and its subsidiaries are defendants or putative defendants in a variety of legal proceedings, in the form of regulatory/government investigations as well as private, civil litigation and arbitration proceedings. The private, civil litigations range from individual actions involving a single plaintiff to class action lawsuits. Investigations involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These legal proceedings are at varying stages of adjudication, arbitration or investigation and involve a variety of claims (including common law tort, contract claims, securities, ERISA, and consumer protection claims). At times, these legal proceedings may present novel claims or legal theories.

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

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 7-19 of our 2012 Form 10-K, Part 1, Item 1A. Risk Factors, on pages 19-31 of our 2012 Form 10-K, the section titled “Supervision and regulation” in this Form 10-Q, and our disclosure regarding forward-looking statements in this Form 10-Q.

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

Our Board of Directors at its September meeting approved the use of the cash portion of the net after-tax gain from the sale of Victory for additional Common Share repurchases, and we received no objection from the Federal Reserve to use the cash portion of the net after-tax gain for this purpose. During the third quarter of 2013, Key completed $198 million of Common Share repurchases on the open market under Key’s 2013 capital plan. This amount included repurchases related to the cash portion of the net after-tax gain from the sale of Victory.

The following table summarizes Key’s repurchases of its Common Shares for the three months ended September 30, 2013.

Calendar month	Total number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
July 1 — 31	2,181,055	$12.32	2,109,275	37,338,234
August 1 — 31	13,475,995	12.10	13,460,398	24,601,628
September 1 — 30	816,960	11.76	794,185	30,408,137

Total	16,474,010	$12.12	16,363,858

(a)	Includes Common Share repurchases in the open market and Common Shares deemed surrendered by employees in connection with Key’s stock compensation and benefit plans to satisfy tax obligations.
(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares on July 31, 2013 at $12.28, August 31, 2013 at $11.67, and September 30, 2013 at $11.40, plus our previously existing program shares available of 13,922,496.

Item 6.	Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Date: October 31, 2013

By: Robert L. Morris
Chief Accounting Officer