Form 10-K
period 2013-12-31
KEYCORP /NEW/
filed 2014-02-26
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $10,078,228,828 (based on the June 28, 2013, closing price of KeyCorp common shares of $11.04 as reported on the New York Stock Exchange). As of February 24, 2014, there were 889,398,493 common shares outstanding.

Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Forward-looking Statements

From time to time, we have made or will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “plan,” “expect,” “anticipate,” “intend,” “project,” “believe,” “estimate,” or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements. We may also make forward-looking statements in other documents filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, we may make forward-looking statements orally to analysts, investors, representatives of the media and others.

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:

¿	deterioration of commercial real estate market fundamentals;

¿	defaults by our loan counterparties or clients;

¿	adverse changes in credit quality trends;

¿	declining asset prices;

¿	changes in local, regional and international business, economic or political conditions;

¿	the extensive and increasing regulation of the U.S. financial services industry;

¿	changes in accounting policies, rules and interpretations;

¿	increasing capital and liquidity standards under applicable regulatory rules;

¿	unanticipated changes in our liquidity position, including but not limited to, changes in the cost of liquidity, our ability to enter the financial markets and to secure alternative funding sources;

¿	our ability to receive dividends from our subsidiary, KeyBank;

¿	downgrades in our credit ratings or those of KeyBank;

¿	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

¿	operational or risk management failures by us or critical third-parties;

¿	adverse judicial proceedings;

¿	the occurrence of natural or man-made disasters or conflicts or terrorist attacks;

¿	a reversal of the U.S. economic recovery due to financial, political or other shocks;

¿	our ability to anticipate interest rate changes and manage interest rate risk;

¿	deterioration of economic conditions in the geographic regions where we operate;

¿	the soundness of other financial institutions;

¿	our ability to attract and retain talented executives and employees and to manage our reputational risks;

¿	our ability to timely and effectively implement our strategic initiatives;

¿	increased competitive pressure due to industry consolidation;

¿	unanticipated adverse effects of acquisitions and dispositions of assets or businesses; and

¿	our ability to develop and effectively use the quantitative models we rely upon in our business planning.

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

KEYCORP

2013 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.  BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and are one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $92.9 billion at December 31, 2013. KeyCorp is the parent holding company for KeyBank National Association (“KeyBank”), its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, commercial mortgage servicing and special servicing, and investment banking products and services to individual, corporate, and institutional clients through two major business segments: Key Community Bank and Key Corporate Bank.

As of December 31, 2013, these services were provided across the country through KeyBank’s 1,028 full-service retail banking branches and a network of 1,335 automated teller machines (“ATMs”) in 12 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two business segments is included in the “Line of Business Results” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and in Note 23 (“Line of Business Results”) of the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference. KeyCorp and its subsidiaries had an average of 14,783 full-time equivalent employees for 2013.

In addition to the customary banking services of accepting deposits and making loans, our bank and trust company subsidiaries offer personal, securities lending and custody services, personal financial services, access to mutual funds, treasury services, investment banking and capital markets products, and international banking services. Through our bank, trust companies and registered investment adviser subsidiaries, we provide investment management services to clients that include large corporate and public retirement plans, foundations and endowments, high-net-worth individuals, and multi-employer trust funds established for providing pension or other benefits to employees.

We provide other financial services — both within and outside of our primary banking markets — through various nonbank subsidiaries. These services include community development financing, securities underwriting, and brokerage. We also provide merchant services to businesses directly and through an equity participation in a joint venture.

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

Important Terms Used in this Report

As used in this report, references to “Key,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. KeyCorp refers solely to the parent holding company, and KeyBank refers solely to KeyCorp’s subsidiary bank, KeyBank National Association.

The acronyms and abbreviations identified in Part II, Item 8. Note 1 (“Summary of Significant Accounting Policies”) hereof are used throughout this report, particularly in the Notes to Consolidated Financial Statements as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may find it helpful to refer to that section as you read this report.

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank.

Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit, investment, lending, credit card, and personalized wealth management products and business advisory services. These products and services are provided through our relationship managers and specialists working in our 12-state branch network, which was reorganized during 2013 into nine internally-defined geographic regions: Oregon and Alaska, Washington, Rocky Mountains, Indiana, Western Ohio and Michigan, Eastern Ohio, Eastern New York, New England, and Western New York.

The following table presents the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

	Geographic Region
Year ended December 31, 2013 dollars in millions	Oregon & Alaska		Washington		Rocky Mountains		Indiana		West Ohio/ Michigan		East Ohio		Eastern New York		New England		Western New York		NonRegion	(a)	Total
Average deposits	$4,289		$6,597		$4,768		$2,312		$4,461		$8,675		$8,055		$2,913		$5,005		$2,648		$49,723
Percent of total	8.6	%	13.3	%	9.6	%	4.6	%	9.0	%	17.4	%	16.2	%	5.9	%	10.1	%	5.3	%	100.0	%

Average commercial loans	$1,649		$1,815		$1,620		$806		$1,179		$2,064		$1,753		$790		$526		$2,839		$15,041
Percent of total	11.0	%	12.1	%	10.8	%	5.4	%	7.8	%	13.7	%	11.6	%	5.2	%	3.5	%	18.9	%	100.0	%

Average home equity loans	$1,338		$1,861		$1,553		$467		$832		$1,255		$1,284		$625		$760		$111		$10,086
Percent of total	13.3	%	18.5	%	15.4	%	4.6	%	8.3	%	12.4	%	12.7	%	6.2	%	7.5	%	1.1	%	100.0	%

(a)	Represents average deposits and commercial loan and home equity loan products centrally managed outside of our nine Key Community Bank regions.

Key Corporate Bank is a full-service corporate and investment bank focused principally on serving the needs of middle market clients in six industry sectors: consumer, energy, healthcare, industrial, public sector and real estate. Key Corporate Bank delivers a broad product suite of banking and capital markets products to its clients, including syndicated finance, debt and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory, and public finance. Key Corporate Bank is also a significant servicer of commercial mortgage loans and a significant special servicer of CMBS. Key Corporate Bank delivers many of its product capabilities to clients of Key Community Bank.

Further information regarding the products and services offered by our Key Community Bank and Key Corporate Bank segments is included in this report in Note 23 (“Line of Business Results”).

Additional Information

The following financial data is included in this report in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference as indicated below:

Our executive offices are located at 127 Public Square, Cleveland, Ohio 44114-1306, and our telephone number is (216) 689-3000. Our website is www.key.com, and the investor relations section of our website may be reached through www.key.com/ir. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request from any shareholder to our Investor Relations Department, are the charters for our Audit Committee, Compensation and Organization Committee, Executive Committee, Nominating and Corporate Governance Committee, and Risk Committee; our Corporate Governance Guidelines; the Code of Ethics for our directors, officers and employees; our Standards for Determining Independence of Directors; our Policy for Review of Transactions Between KeyCorp and Its Directors, Executive Officers and Other Related Persons; our Limitation on Luxury Expenditures Policy; and our Statement of Political Activity. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any senior executive officer or director. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Regulatory Disclosure” tab of the investor relations section of our website includes public disclosures concerning our annual and mid-year stress-testing activities under the Dodd-Frank Act.

Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

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

Competition

The market for banking and related financial services is highly competitive. Key competes with other providers of financial services, such as bank holding companies, commercial banks, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers, and other local, regional, and national institutions that offer financial services. Many of our competitors enjoy fewer regulatory constraints and some may have lower cost structures. The financial services industry is likely to become more competitive as further technology advances enable more companies to provide financial services. Technological advances may diminish the importance of depository institutions and other financial institutions. We compete by offering quality products and innovative services at competitive prices, and by maintaining our products and services offerings to keep pace with customer preferences and industry standards.

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services. Consolidation continued during 2013 and led to redistribution of deposits and certain banking assets to larger financial institutions, including through the FDIC least-cost resolution process, albeit at a far slower pace than during 2012 and 2011. Financial institutions with liquidity challenges sought mergers and other resolutions, and the deposits and certain banking assets of the 167 banks that failed between 2011 and 2013, representing $52.6 billion in total assets, were redistributed through the FDIC’s least-cost resolution process.

Supervision and Regulation

The regulatory framework applicable to BHCs and banks is intended primarily to protect customers and depositors, the DIF and the banking system as a whole, rather than to protect the security holders and creditors of financial services companies. Comprehensive reform of the legislative and regulatory environment for financial services companies occurred in 2010 and remains ongoing. We cannot predict changes in applicable laws, regulations or regulatory agency policies, but such changes may materially affect our business, financial condition, results of operations, or access to liquidity or credit.

Overview

As a BHC, KeyCorp is subject to regulation, supervision, and examination by the Federal Reserve under the BHCA. Under the BHCA, BHCs generally may not directly or indirectly own or control more than 5% of the voting shares, or substantially all of the assets, of any bank, without prior approval by the Federal Reserve. In addition, BHCs are generally prohibited from engaging in commercial or industrial activities.

Under federal law, a BHC must serve as a source of financial strength to its subsidiary depository institutions by providing financial assistance to them in the event of their financial distress. This support may be required when we do not have the resources to, or would prefer not to, provide it. Certain loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, federal law provides that in the bankruptcy of a BHC, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Federal law establishes a system of regulation under which the Federal Reserve is the umbrella regulator for BHCs, while their subsidiaries are principally regulated by prudential and functional regulators such as the OCC for national banks and federal savings associations, the FDIC for non-member state banks and savings associations, the Federal Reserve for member state banks, the CFPB for consumer financial products or services, the SEC and FINRA for securities broker/dealer activities, the SEC and CFTC for swaps and other derivatives, and state insurance regulators for insurance activities. Certain specific activities, including traditional bank trust and fiduciary activities, may be conducted in a bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of securities functional regulation. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable risks.

Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the OCC. At December 31, 2013, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and two national bank subsidiaries that are limited to fiduciary activities. The FDIC also has certain regulatory, supervisory and examination authority over KeyBank and KeyCorp under the FDIA and the Dodd-Frank Act.

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

Regulatory capital and liquidity

Current regulatory capital requirements

Federal banking regulators have promulgated risk-based capital and leverage ratio requirements applicable to Key and KeyBank. The adequacy of regulatory capital is assessed periodically by federal banking agencies in their examination and supervision processes, and in the evaluation of applications in connection with certain expansion activities.

The current minimum risk-based capital requirements adopted by federal banking regulators are based on a 1988 international accord (“Basel I”) developed by the Basel Committee on Banking Supervision (the “Basel Committee”). Under current requirements, Key and KeyBank generally must maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital must be “Tier 1 capital,” comprised of qualifying perpetual preferred stock, common shareholders’ equity (excluding AOCI other than the cumulative effect of foreign currency translation), a limited amount of qualifying trust preferred securities, and certain mandatorily convertible preferred securities. The remainder may consist of “Tier 2 capital,” including qualifying subordinated debt, certain hybrid capital instruments, perpetual debt, mandatory convertible debt instruments, qualifying perpetual preferred stock, and a limited amount of the allowance for credit losses.

BHCs and banks with securities and commodities trading activities exceeding specified levels are required to maintain capital to cover their market risk exposure in accordance with regulations adopted by federal banking regulators. Market risk includes changes in the market value of trading account, foreign exchange and commodity positions, whether resulting from broad market movements (such as movements in interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). Because Key and KeyBank each have trading assets and liabilities of at least $1 billion or 10% of total assets, Key is subject to the Federal Reserve’s rule and KeyBank is subject to the OCC’s rule on market risk regulatory capital, which became effective in January 2013. In December 2013, the Federal Reserve revised, effective April 1, 2014 (or earlier if a BHC elects to adopt it earlier), its market risk capital rule relating to the treatment of certain securitization, sovereign, and investment company exposures as well as the timing of disclosures to align the rule to the Regulatory Capital Rules described below until they become fully effective for all BHCs. As part of the Regulatory Capital Rules described below, the OCC included in its market risk capital rule revisions relating to the treatment of the securitization and sovereign exposures addressed in the Federal Reserve’s revisions.

Federal banking regulators also have established a minimum leverage ratio requirement for banking organizations. The leverage ratio is Tier 1 capital divided by adjusted average total assets. The minimum leverage ratio is currently 3% for BHCs and national banks that are considered “strong” by the Federal Reserve or the OCC, respectively, 3% for any BHC that has implemented the Federal Reserve’s risk-based capital measure for market risk, and 4% for all other BHCs and national banks. The current minimum leverage ratio for Key and KeyBank is 3% and 4%, respectively.

BHCs and national banks may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile or growth plans. At December 31, 2013, Key and KeyBank had regulatory capital in excess of all current minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements.

The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to a FDIC-insured depository institution that does not meet certain capital adequacy standards. Such institutions are grouped into one of five prompt corrective action capital categories — “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” — using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. Restrictions on operations, management and capital distributions begin to apply at “adequately capitalized” status and become progressively stricter as the insured depository institution approaches “critically undercapitalized” status. An institution is considered “well capitalized” if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00%, and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. While the prompt corrective action requirements only apply to FDIC-insured depository institutions and not to BHCs, the mandatory prompt corrective action “capital restoration plan” required of an undercapitalized institution by its relevant regulator must be guaranteed to a limited extent by the institution’s parent BHC.

Basel III capital and liquidity frameworks

In December 2010, the Basel Committee released its final framework to strengthen international capital regulation of banks, and revised it in June 2011 (as revised, the “Basel III capital framework”). The Basel III capital framework requires higher and better-quality capital, better risk coverage, the introduction of a new leverage ratio as a backstop to the risk-based requirement, and measures to promote the buildup of capital that can be drawn down in periods of stress. The Basel III capital framework, among other things, introduces a new capital measure, “Common Equity Tier 1,” to be included in Tier 1 capital with other capital instruments meeting specified requirements.

For banks with regulators adopting Basel III capital framework in full, implementation of the Basel III capital framework commenced January 1, 2013, to be fully phased in on January 1, 2019. Beginning January 2013, such banks are required to meet the following minimum capital ratios: 3.5% Common Equity Tier 1 to risk-weighted assets; 4.5% Tier 1 capital to risk-weighted assets; and 8.0% total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets. A “capital conservation buffer,” effectively raising each of the minimum capital requirements by 2.5%, will be phased-in pro rata over a four-year period beginning January 1, 2016, reaching the full 2.5% on January 1, 2019. Accordingly, such banks subject to the fully phased-in Basel III capital framework would be required to maintain effective minimum capital ratios of: 7% Common Equity Tier 1 to risk-weighted assets, 8.5% Tier 1 capital to risk-weighted assets and 10.5% total capital to risk-weighted assets. A minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to “total exposure” (including on- and certain off-balance sheet exposures), is also imposed on such banks beginning January 1, 2018. The Basel III capital framework also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The “countercyclical capital buffer,” if imposed, would impose an additional 0% to 2.5% buffer to the “capital conservation buffer” for Common Equity Tier 1 when fully implemented. The Basel III capital framework also provides for a number of adjustments to and deductions from Tier 1 capital, which began on January 1, 2014. In January 2014, the Basel Committee’s oversight body endorsed certain revisions to the leverage ratio framework and disclosure requirements of the Basel III capital framework (the “January 2014 Basel III leverage ratio revisions”).

The Basel Committee published its international liquidity standards in 2010, and revised these standards in January 2013 (as revised, the “Basel III liquidity framework”). It established quantitative standards for liquidity by introducing a liquidity coverage ratio (“Basel III LCR”) and a net stable funding ratio (“Basel III NSFR”). The Basel III LCR, calculated as the ratio of the stock of high-quality liquid assets divided by total net cash outflows over 30 consecutive calendar days, must be at least 100%. The Basel III NSFR, calculated as the ratio of the available amount of stable funding divided by the required amount of stable funding, must also be at least 100%. The implementation of Basel III LCR begins on January 1, 2015, with minimum requirements beginning at 60%, rising in annual steps of 10% until full implementation on January 1, 2019. The Basel Committee has indicated that revisions to the Basel III NSFR will be made by mid-2016, and the net stable funding ratio will be introduced as a requirement on January 1, 2018. In January 2014, the Basel Committee’s oversight body endorsed certain final Basel III LCR disclosure standards and certain proposed Basel III NSFR revisions (the “January 2014 Basel III liquidity framework revisions”).

U.S. implementation of the Basel III capital framework

In October 2013, the federal banking regulators published the final Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). The Regulatory Capital Rules generally implement the Basel III capital framework as described above in the United States, but set a minimum leverage ratio of 4% to be calculated consistently with currently applicable regulatory capital requirements (calculated as Tier 1 capital to average total consolidated assets less any amounts that were also deducted from Tier 1 capital). In addition, the Regulatory Capital Rules address two capital-related provisions of the Dodd-Frank Act: first, the provision that general risk-based and leverage capital requirements applicable to FDIC-insured deposit institutions that are not “advanced approaches” depository institutions (like KeyBank) act as a floor for the requirements applicable to all BHCs (like KeyCorp) as well as to all “advanced approaches” banking organizations; and, second, the provision that references to external credit ratings be removed from the regulators’ rules and replaced with alternative standards of creditworthiness.

The impact of the January 2014 Basel III leverage ratio revisions on U.S. banking organizations, including Key and KeyBank, will be determined by the extent to which they are implemented by the federal banking agencies. Neither the Federal Reserve nor the OCC have proposed any rule to implement these revisions.

New minimum capital requirements

Under the Regulatory Capital Rules, “standardized approach” banking organizations, like Key, will be required to meet the minimum capital and leverage ratios set forth in the table below. At December 31, 2013, Key had an estimated Common Equity Tier 1 Capital Ratio of 10.7% under Basel III. Also at December 31, 2013, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios would be as set forth in the table below.

Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In

Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key December 31, 2013 Estimated		Minimum January 1, 2015		Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1	10.7	%	4.5	%	None	4.5	%
Capital conservation buffer (a)			—		1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer			4.5		1/1/16 - 1/1/19	7.0
Tier 1 Capital	11.0		6.0		None	6.0
Tier 1 Capital + Capital conservation buffer			6.0		1/1/16 - 1/1/19	8.5
Total Capital	13.4		8.0		None	8.0
Total Capital + Capital conservation buffer			8.0		1/1/16 - 1/1/19	10.5
Leverage (b)	10.3		4.0		None	4.0

(a)	Capital conservation buffer must consist of Common Equity Tier 1 capital. Key is not subject to the countercyclical capital buffer of up to 2.5% imposed under the “advanced approaches” portion of the Regulatory Capital Rules.

(b)	Key is not subject to the proposed 3% supplemental leverage ratio requirement imposed under the “advanced approaches” portion of the Regulatory Capital Rules or to the supplemental leverage buffer of at least 2% proposed for “advanced approaches” banks under an NPR published by the federal banking agencies in August 2013 (the “August 2013 NPR”).

Revised prompt corrective action standards

Under the Regulatory Capital Rules, the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank will be revised, effective January 1, 2015. The Revised Prompt Corrective Action table, below, identifies the capital category threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the current rule and the Regulatory Capital Rules.

“Well Capitalized” and “Adequately Capitalized” Capital Category Ratios under Current and

Revised Prompt Corrective Action Rules

Prompt Corrective Action	Capital Category
	Well Capitalized				Adequately Capitalized
Ratio	Revised		Current		Revised		Current
Common Equity Tier 1 Risk-Based	6.5	%	N/A		4.5	%	N/A
Tier 1 Risk-Based	8.0		6.0	%	6.0		4.0	%
Total Risk-Based	10.0		10.0		8.0		8.0
Tier 1 Leverage (a)	5.0		5.0		4.0		3.0 or 4.0

(a)	KeyBank is not subject to the enhanced supplementary leverage ratio proposed under the August 2013 NPR.

We believe that, as of December 31, 2013, KeyBank would meet all “well capitalized” capital adequacy requirements under the Regulatory Capital Rules if such requirements were currently effective. As previously indicated, the prompt corrective action requirements only apply to FDIC-insured depository institutions and not to BHCs (like KeyCorp).

U.S. implementation of the Basel III liquidity framework

In November 2013, the federal banking agencies published a joint NPR seeking comment on proposed rules that would create a minimum liquidity coverage ratio (“LCR”) for certain internationally active bank and nonbank financial companies (not including Key) and a modified version of the LCR (“Modified LCR”) for certain depository institution holding companies that are not internationally active (including Key). The LCR and Modified LCR created by the NPR are based on the Basel III liquidity framework and would be an enhanced prudential liquidity standard consistent with the Dodd-Frank Act. Comments on the NPR were due by January 31, 2014.

Under the NPR, KeyCorp would be required to maintain high-quality liquid assets of at least 100% of its total net cash outflow amount determined by prescribed assumptions in a hypothetical stress scenario over a 21-calendar day period. Implementation of the LCR and Modified LCR would begin January 1, 2015, with minimum requirements of 80% rising in equal annual steps of 10% to reach full implementation on January 1, 2017. KeyBank will not be subject to the LCR or the Modified LCR under the NPR unless the OCC determines that application to KeyBank is appropriate in light of its asset size, level of complexity, risk profile, scope of operations, affiliation with foreign or domestic covered entities, or risk to the financial system. KeyCorp is confident that it will be able to comply with the Modified LCR once the proposed rule is finalized and implemented. Notwithstanding the foregoing, there are two components of the NPR that could present some challenges for KeyCorp. If the NPR is implemented as proposed, KeyBank would likely limit the amount of collateralized deposits it accepts from states and municipalities (i.e., “preferred deposits”), further reduce the amount of interest it pays on those deposits, or eliminate the earnings credits it extends to states and municipalities. Securities issued by U.S. government-sponsored enterprises (“GSEs”) are a primary tool for liquidity management at Key and currently constitute a significant amount of our stock of high quality liquid assets. The NPR would treat these securities as Level 2A liquid assets instead of Level 1 liquid assets while the GSEs are under conservatorship, limiting our ability to rely on them as high quality liquid assets. Key continues to manage in the direction to be Modified LCR compliant by the end of 2014 through changes to the composition of our investment portfolio and by focusing on growing our client deposits that are not preferred deposits. The impact of the January 2014 Basel III liquidity framework revisions on U.S. banking organizations, including Key and KeyBank, will be determined by the extent to which they are implemented by the federal banking agencies.

Capital planning and stress testing

The Federal Reserve’s capital plan rule requires each U.S.-domiciled, top-tier BHC with total consolidated assets of at least $50 billion (like KeyCorp) to develop and maintain a written capital plan supported by a robust internal capital adequacy process. The capital plan must be submitted annually to the Federal Reserve for supervisory review in connection with its annual CCAR. The supervisory review includes an assessment of many factors, including Key’s ability to maintain capital above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5% on a pro forma basis under expected and stressful conditions throughout the planning horizon. KeyCorp is also subject to the Federal Reserve capital plan rule and supervisory guidance regarding the declaration and payment of dividends and capital redemptions repurchases, including the supervisory expectation in certain circumstances for prior notification to, and consultation with, Federal Reserve supervisory staff.

The Federal Reserve’s annual CCAR is an intensive assessment of the capital adequacy of large, complex U.S. BHCs and of the policies and practices these BHCs use to assess their capital needs. Through CCAR, the Federal Reserve assesses the capital plans of these BHCs to ensure that they have both sufficient capital to continue operations throughout times of financial and economic stress and robust, forward-looking capital planning processes that account for their unique risks. The Federal Reserve expects BHCs subject to CCAR to have sufficient capital to withstand a severely adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries. In addition, the Federal Reserve evaluates the planned capital actions of these BHCs, including planned capital distributions such as dividend payments or stock repurchases.

KeyCorp filed its 2014 CCAR capital plan on January 6, 2014. Under the Federal Reserve’s November 2013 CCAR instructions and guidance, KeyCorp’s 2014 capital plan was required to reflect the Regulatory Capital

Rules, including their minimum regulatory capital ratios and transition arrangements, as well as Key’s Tier 1 common ratio for each quarter of the planning horizon using the definitions of Tier 1 capital and total risk-weighted assets as in effect in 2013, as well as a transition plan for full implementation of the Regulatory Capital Rules. Results from 2014 CCAR, which will include the 2014 supervisory stress test methodology and certain firm-specific results for the participating 30 covered companies (including KeyCorp), are expected to be released in March 2014.

As part of the annual CCAR, the Federal Reserve conducts an annual supervisory stress test on KeyCorp. As part of this test, the Federal Reserve projects revenue, expenses, losses, and resulting post-stress capital levels, regulatory capital ratios, and the Tier 1 common ratio under conditions that affect the U.S. economy or the financial condition of KeyCorp, including baseline, adverse, and severely adverse scenarios, that are determined annually by the Federal Reserve.

KeyCorp and KeyBank must also conduct their own company-run stress tests to assess the impact of stress scenarios on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While KeyBank must only conduct an annual stress test, KeyCorp must conduct both an annual and a mid-cycle stress test. KeyCorp and KeyBank are required to report the results of their annual stress tests to the Federal Reserve and OCC in early January of each year, and KeyCorp is required to report the results of its mid-cycle stress test to the Federal Reserve in early July of each year. Summaries of the results of these tests are disclosed, in March of each year for the annual tests and September of each year for the mid-cycle test, on the “Regulatory Disclosure” tab of Key’s Investor Relations website: http://www.key.com/ir.

Dividend restrictions

Federal banking law and regulations impose limitations on the payment of dividends by our national bank subsidiaries (like KeyBank). Historically, dividends paid by KeyBank have been an important source of cash flow for KeyCorp to pay dividends on its equity securities and interest on its debt. Dividends by our national bank subsidiaries are limited to the lesser of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Under the undivided profits test, a dividend may not be paid in excess of a bank’s undivided profits. Moreover, under the FDIA, an insured depository institution may not pay a dividend if the payment would cause it to be in a less than “adequately capitalized” prompt corrective action capital category or if the institution is in default in the payment of an assessment due to the FDIC. For more information about the payment of dividends by KeyBank to KeyCorp, please see Note 3 (“Restrictions on Cash, Dividends and Lending Activities”) in this report.

FDIA, Resolution Authority and Financial Stability

Deposit insurance and assessments

The DIF provides insurance coverage for domestic deposits funded through assessments on insured depository institutions like KeyBank. Pursuant to the Dodd-Frank Act, the amount of deposit insurance coverage for deposits increased permanently from $100,000 to $250,000 per depository.

Under the Dodd-Frank Act, the FDIC must assess the premium based on an insured depository intuition’s assessment base, calculated as its average consolidated total assets minus its average tangible equity. KeyBank’s current annualized premium assessments can range from $.025 to $.45 for each $100 of its assessment base. The rate charged depends on KeyBank’s performance on the FDIC’s “large and highly complex institution” risk-assessment scorecard, which includes factors such as KeyBank’s regulatory rating, its ability to withstand asset and funding-related stress, and the relative magnitude of potential losses to the FDIC in the event of KeyBank’s failure.

Conservatorship and receivership of insured depository institutions

Upon the insolvency of an insured depository institution, the FDIC will be appointed as receiver or, in rare circumstances, conservator for the insolvent institution under the FDIA. In an insolvency, the FDIC may repudiate or disaffirm any contract to which the institution is a party if the FDIC determines that performance of the contract would be burdensome and that disaffirming or repudiating the contract would promote orderly administration of the institution’s affairs. If the contractual counterparty made a claim against the receivership (or conservatorship) for breach of contract, the amount paid to the counterparty would depend upon, among other factors, the receivership assets available to pay the claim and the priority of the claim relative to others. In addition, the FDIC may enforce most contracts entered into by the insolvent institution, notwithstanding any provision that would terminate, cause a default, accelerate or give other rights under the contract solely because of the insolvency, the appointment of the receiver (or conservator), or the exercise of rights or powers by the receiver (or conservator). The FDIC may also transfer any asset or liability of the insolvent institution without obtaining approval or consent from the institution’s shareholders or creditors. These provisions would apply to obligations and liabilities of Key’s insured depository institution subsidiaries, such as KeyBank, including obligations under senior or subordinated debt issued to public investors.

Receivership of certain SIFIs

The Dodd-Frank Act created a new resolution regime, as an alternative to bankruptcy, known as the “orderly liquidation authority” (“OLA”) for certain SIFIs, including BHCs and their affiliates. Under the OLA, the FDIC would generally be appointed as receiver to liquidate and wind up a failing SIFI. The determination that a SIFI should be placed into OLA receivership is made by the U.S. Treasury Secretary, who must conclude that the SIFI is in default or in danger of default and that the SIFI’s failure poses a risk to the stability of the U.S. financial system. This determination must come after supermajority recommendations by the Federal Reserve and the FDIC, and consultation between the U.S. Treasury Secretary and the President.

If the FDIC is appointed as receiver under the OLA, its powers and the rights and obligations of creditors and other relevant parties would be determined exclusively under the OLA. The powers of a receiver under the OLA are generally based on the FDIC’s powers as receiver for insured depository institutions under the FDIA. Certain provisions of the OLA were modified to reduce disparate treatment of creditors’ claims between the U.S. Bankruptcy Code and the OLA. However, substantial differences between the two regimes remain, including the FDIC’s right to disregard claim priority in some circumstances, the use of an administrative claims procedure under OLA to determine creditors’ claims (rather than a judicial procedure in bankruptcy), the FDIC’s right to transfer claims to a bridge entity, and limitations on the ability of creditors to enforce contractual cross-defaults against potentially viable affiliates of the entity in receivership. OLA liquidity would be provided through credit support from the U.S. Treasury and assessments made, first, on claimants against the receivership that received more in the OLA resolution than they would have received in ordinary liquidation (to the full extent of the excess), and second, if necessary, on SIFIs, like KeyCorp, utilizing a risk-based methodology.

In December 2013, the FDIC published a notice for comment regarding its “single point of entry” resolution strategy under the OLA. This strategy involves the appointment of the FDIC as receiver for the SIFI’s top-level U.S. holding company only, while permitting the operating subsidiaries of the failed holding company to continue operations uninterrupted. As receiver, the FDIC would establish a bridge financial company for the failed holding company and would transfer the assets and a very limited set of liabilities of the receivership estate. The claims of unsecured creditors and other claimants in the receivership would be satisfied by the exchange of their claims for the securities of one or more new holding companies emerging from the bridge company. Comments on the notice are due by February 18, 2014.

Depositor preference

The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of its depositors (including claims of its depositors that have subrogated to the FDIC) and certain claims for administrative expenses of the FDIC as receiver have priority over other general unsecured claims. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will be placed ahead of unsecured, nondeposit creditors, including the institution’s parent BHC and subordinated creditors, in order of priority of payment.

Resolution plans

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, are required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and orderly resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, are also required to submit a resolution plan to the FDIC. These plans are due annually by December 31 of each year. For 2013, KeyCorp and KeyBank elected to submit a joint resolution plan given Key’s organizational structure and business activities and the significance of KeyBank to Key. This resolution plan, the first required from KeyCorp and KeyBank, was submitted on December 9, 2013. In January 2014, the Federal Reserve and FDIC made available on their websites the public sections of resolution plans for the companies that submitted plans for the first time in December 2013. The public section of the joint resolution plan of KeyCorp and KeyBank is available at http://www.federalreserve.gov/bankinforeg/resolution-plans.htm.

Financial Stability Oversight Council

The Dodd-Frank Act created the FSOC, a systemic risk oversight body, to (i) identify risks to U.S. financial stability that could arise from the material financial distress or failure, or ongoing activities, of large, interconnected SIFIs, or that could arise outside the financial services marketplace, (ii) promote market discipline, by eliminating expectations that the U.S. government will shield shareholders, creditors, and counterparties from losses in the event of failure, and (iii) respond to emerging threats to the stability of the U.S. financial system. The FSOC is responsible for facilitating regulatory coordination, information collection and sharing, designating nonbank financial companies for consolidated supervision by the Federal Reserve, designating systemic financial market utilities and systemic payment, clearing, and settlement activities requiring prescribed risk management standards and heightened federal regulatory oversight, recommending stricter standards for SIFIs, and, together with the Federal Reserve, determining whether action should be taken to break up firms that pose a grave threat to U.S. financial stability.

The Bank Secrecy Act

The BSA requires all financial institutions (including banks and securities broker-dealers) to, among other things, maintain a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence and know-your-customer documentation requirements. Key has established and maintains an anti-money laundering program to comply with the BSA’s requirements.

Other Regulatory Developments under the Dodd-Frank Act

Consumer Financial Protection Bureau

Title X of the Dodd-Frank Act created the CFPB, a consumer financial services regulator with supervisory authority over banks and their affiliates with assets of more than $10 billion, like Key, for compliance with federal consumer protection laws. The CFPB also regulates financial products and services sold to consumers and has rulemaking authority with respect to federal consumer financial laws. Any new regulatory requirements promulgated by the CFPB or modifications in the interpretations of existing regulations could require changes to our consumer-facing businesses. The Dodd-Frank Act also gives the CFPB broad data collecting powers for fair lending for both small business and mortgage loans, as well as extensive authority to prevent unfair, deceptive and abusive practices.

During 2013, the CFPB issued a series of final rules related to residential mortgage loan origination and servicing. In particular, in January 2013, the CFPB issued a final rule implementing the ability-to-repay rules and qualified mortgage provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act. Under these rules, a lender must make a reasonable, good faith determination that a borrower is able to repay a mortgage before extending the credit, based on a number of factors and consideration of financial information about the borrower. Loans meeting the definition of “qualified mortgage” are granted a presumption that the lender satisfied the ability-to-repay requirements. The CFPB has also issued rules affecting other aspects of the residential mortgage loan process, ranging from the customer application to servicing of the loan. These changes and additions to consumer mortgage banking rules have required enhancements to our compliance programs, as well as changes to Key’s systems and loan processing practices. The ability to repay and qualified mortgage rules became effective on January 10, 2014.

Debit Card Interchange

Federal Reserve Regulation II — Debit Card Interchange Fees and Routing (the “Interchange Rule”) — limits debit card interchange fees and eliminates exclusivity arrangements between issuers and networks for debit card transactions. The relevant portions of the Interchange Rule became effective October 1, 2011.

On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling in NACS v. Board of Governors of the Federal Reserve System, vacating the Interchange Rule. Retail merchants and merchant groups challenged the Federal Reserve’s final rule, which allowed debit card issuers to recover from merchants an interchange fee of $.21 per transaction, a fee of five basis points of the value of the transaction, and an additional $.01 fraud prevention adjustment. The district court held that this fee structure, and the Interchange Rule’s requirements regarding the number of networks over which each debit card transaction can be processed, did not comply with the Durbin Amendment to the Dodd-Frank Act. On September 19, 2013, the Court of Appeals for the D.C. Circuit granted a joint motion by the parties for expedited appeal of the district court’s opinion. The parties filed briefs with the court in December 2013, and oral arguments were held in January 2014. The Interchange Rule remains in effect until resolution of the appeal by the circuit court. We continue to monitor these developments.

“Volcker Rule”

In December 2013, federal banking regulators issued a joint final rule (the “Final Rule”) implementing Section 619 of the Dodd-Frank Act, known as the “Volcker Rule.” The Final Rule prohibits “banking entities,” such as KeyCorp, KeyBank and their affiliates and subsidiaries, from owning, sponsoring, or having certain relationships with hedge funds and private equity funds (referred to as “covered funds”) and engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments.

The Final Rule excepts certain transactions from the general prohibition against proprietary trading, including: transactions in government securities (e.g., U.S. Treasuries or any instruments issued by the GNMA, FNMA, FHLMC, a Federal Home Loan Bank, or any state or a political division of any state, among others); transactions in connection with underwriting or market-making activities; and, transactions as a fiduciary on behalf of customers. Banking entities may also engage in risk-mitigating hedges if the entity can demonstrate that the hedge reduces or mitigates a specific, identifiable risk or aggregate risk position of the entity. The banking entity is required to conduct an analysis supporting its hedging strategy and the effectiveness of the hedges must be monitored and, if necessary, adjusted on an ongoing basis. Banking entities with more than $50 billion in total consolidated assets and liabilities, like Key, that engage in permitted trading transactions are required to implement enhanced compliance programs, to regularly report data on trading activities to the regulators, and to provide a CEO attestation that the entity’s compliance program is reasonably designed to comply with the Final Rule.

Although the Final Rule will take effect April 1, 2014, the Federal Reserve exercised its unilateral authority to extend the compliance deadline until July 21, 2015. Key does not anticipate that the proprietary trading restrictions in the Final Rule will have a material impact on its business, but it may be required to divest certain fund investments as discussed in more detail under the heading “Other investments” in Item 7 of this report.

Derivatives

Title VII of the Dodd-Frank Act imposes a new, comprehensive regulatory regime on the U.S. derivatives markets, subjecting nearly all derivative transactions to CFTC or SEC regulation. In May 2012, the CFTC and the SEC issued joint final rules defining the terms “swap dealer” and “security-based swap dealer.” The final rules specified that, generally, a swap dealer is an entity engaging in $3 billion in notional value of non-exempt swap activity in any 12-month period commencing October 12, 2012, subject to an initial phase-in threshold of $8 billion in notional value. As a result, in November 2013, KeyBank provisionally registered as a swap dealer with the CFTC and became a member of the National Futures Association, the self-regulatory organization for participants in the U.S. derivatives industry. As a provisionally-registered swap dealer, KeyBank is required to develop and adhere to a specified compliance program.

The CFTC has also finalized regulations establishing recordkeeping requirements, swap data reporting requirements, swap dealer business conduct standards, mandatory swap clearing requirements, and swap trade execution requirements. Other regulations required by the Dodd-Frank Act, including capital and margin requirements, additional mandatory clearing designations, and position limits, have not been finalized and the timeframe for their completion remains unclear.

Enhanced prudential standards and early remediation requirements

Under the Dodd-Frank Act, the Federal Reserve must impose enhanced prudential standards and early remediation requirements upon BHCs with at least $50 billion in total consolidated assets (like KeyCorp). Prudential standards must include enhanced risk-based capital requirements and leverage limits, enhanced liquidity requirements, a single-counterparty credit limit, enhanced risk management and risk committee requirements, both supervisory and company-run stress tests and, for certain financial companies, a debt-to-equity limit. Early remediation requirements must include limits on capital distributions, acquisitions, and asset growth in early stages of financial decline and capital restoration plans, capital raising requirements, limits on transactions with affiliates, management changes, and asset sales in later stages of financial decline, which are to be triggered by forward-looking indicators including regulatory capital and liquidity measures. On February 18, 2014, the Federal Reserve issued its final rule implementing a number of enhanced prudential standards regarding liquidity, risk management, and capital. Key is currently reviewing the final rule to determine its impact.

Bank transactions with affiliates

Federal banking law and regulation imposes qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates, including the bank’s parent BHC and certain companies the parent BHC may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms, and cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the BHC may be required to provide it. These provisions materially restrict the ability of KeyBank to fund its affiliates, including KeyCorp, KeyBanc Capital Markets Inc., certain of the Victory mutual funds with which we continue to have a relationship, and KeyCorp’s nonbanking subsidiaries engaged in making merchant banking investments (and certain companies in which these subsidiaries have invested).

Provisions added by the Dodd-Frank Act expanded the scope of (i) the definition of affiliate to include any investment fund having any bank or BHC-affiliated company as an investment adviser, (ii) credit exposures subject to the prohibition on the acceptance of low-quality assets or securities issued by an affiliate as collateral, the quantitative limits, and the collateralization requirements to now include credit exposures arising out of derivative, repurchase agreement, and securities lending/borrowing transactions, and (iii) transactions subject to quantitative limits to now also include credit collateralized by affiliate-issued debt obligations that are not securities. In addition, these provisions require that a credit extension to an affiliate remain secured in accordance with the collateral requirements at all times that it is outstanding, rather than the previous requirement of only at the inception or upon material modification of the transaction. They also raise significantly the procedural and substantive hurdles required to obtain a regulatory exemption from the affiliate transaction requirements. While these provisions became effective on July 21, 2012, the Federal Reserve has not yet issued a proposed rule to implement them.

New assessments, fees and other charges

Certain provisions of the Dodd-Frank Act require or authorize certain U.S. governmental departments, agencies and instrumentalities to collect new assessments, fees and other charges from BHCs and banks, like KeyCorp and KeyBank. The U.S. Treasury has adopted a final rule establishing an assessment schedule to collect from SIFIs, including KeyCorp, based on their average total consolidated assets semiannual assessments to pay the expenses of the OFR, including the expenses of the FSOC and certain expenses for implementing the orderly liquidation activities of the FDIC. The Federal Reserve has established an annual assessment upon SIFIs, including KeyCorp, based on their average total consolidated assets for the Federal Reserve’s examination, supervision, and regulation of such companies.

ITEM 1A.	RISK FACTORS

As a financial services organization, we are subject to a number of risks inherent in our transactions and present in the business decisions we make. Described below are the primary risks and uncertainties that if realized could have a material and adverse effect on our business, financial condition, results of operations or cash flows, and our access to liquidity. The risks and uncertainties described below are not the only risks we face.

Our ERM program incorporates risk management throughout our organization to identify, understand, and manage the risks presented by our business activities. Our ERM program identifies Key’s major risk categories as: credit risk, compliance risk, liquidity risk, operational risk, market risk, reputation risk, strategic risk, and model risk. These risk factors, and other risks we may face, are discussed in more detail in other sections of this report.

I.  Credit Risk

Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

The U.S. economy remains vulnerable, and any reversal in broad macro trends would threaten the nascent recovery in commercial real estate. The improvement of certain economic factors, such as unemployment and real estate asset values and rents, has continued to lag behind the overall economy. These economic factors generally affect certain industries like real estate and financial services more significantly. A significant portion of our clients are active in these industries. Furthermore, financial services companies with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans.

A portion of our commercial real estate loans are construction loans. Typically these properties are not fully leased at loan origination; the borrower may require additional leasing through the life of the loan to provide cash flow to support debt service payments. If we experienced weaknesses similar to those experienced at the height of the economic downturn, then we would experience a slowing in the execution of new leases, which may also lead to existing lease turnover.

We are subject to the risk of defaults by our loan counterparties and clients.

Many of our routine transactions expose us to credit risk in the event of default of our counterparty or client. Our credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of counterparties and clients, including financial statements, credit reports and other information. We may also rely on representations of those counterparties, clients, or other third parties as to the accuracy and completeness of that information. The inaccuracy of that information or those representations affects our ability to accurately evaluate the default risk of a counterparty or client.

Various factors may cause our allowance for loan and lease losses to increase.

We maintain an ALLL (a reserve established through a provision for loan and lease losses charged to expense) that represents our estimate of losses based on our evaluation of risks within our existing portfolio of loans. The level of the allowance reflects our ongoing evaluation of industry concentrations, specific credit risks, loan and lease loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and incurred losses inherent in the current loan portfolio. The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, the stagnation of certain economic indicators that we are more susceptible to, such as unemployment and real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ALLL. Bank regulatory agencies periodically review our ALLL and, based on judgments that can differ somewhat from those of our own management, may require an increase in the provision for loan and lease losses or the recognition of further loan charge-offs. In addition, if charge-offs in future periods exceed the ALLL (i.e., if the loan and lease allowance is inadequate), we will need additional loan and lease loss provisions to increase the ALLL, which would decrease our net income and capital.

Declining asset prices could adversely affect us.

During the recession from December 2007 to June 2009, the volatility and disruption that the capital and credit markets experienced reached extreme levels. The severe market disruption in 2008 led to the failure of several substantial financial institutions, causing the widespread liquidation of assets and constraining the credit markets. These asset sales, along with asset sales by other leveraged investors, including some hedge funds, rapidly drove down prices and valuations across a wide variety of traded asset classes. Asset price deterioration has a negative effect on the valuation of many of the asset categories represented on our balance sheet, and reduces our ability to sell assets at prices we deem acceptable. A further recession would likely reverse recent positive trends in asset prices.

We have heightened credit exposure in high-balance loans and loans in environmentally sensitive industries.

As of December 31, 2013, approximately 70% of our loan portfolio consisted of commercial, financial and agricultural loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than residential real estate loans and consumer loans.

We also do business with environmentally sensitive industries and in connection with the development of Brownfield sites that provide appropriate business opportunities. We monitor and evaluate our borrowers for compliance with environmental-related covenants, which include covenants requiring compliance with applicable law. Should political or other changes make it difficult for certain of our customers to maintain compliance with applicable covenants, our credit quality could be adversely affected. The deterioration of a larger loan or a group of our loans could cause a significant increase in nonperforming loans, which could result in net loss of earnings from these loans, an increase in the provision for loan and lease losses, and an increase in loan charge-offs.

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

Changes to statutes, regulations or regulatory policies or their interpretation or implementation, and continuing to become subject to heightened regulatory practices, requirements or expectations, could affect us in substantial and unpredictable ways. These changes may subject us to additional compliance costs and increase our litigation and regulatory costs should we fail to appropriately comply. Such changes may also limit the types of financial services and products we may offer, affect the investments we make, and change the manner in which we operate. For more information, see “Supervision and Regulation” in Item 1 of this report.

Additionally, federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and affiliated parties. These enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.

The regulatory environment for the financial services industry is being significantly affected by financial regulatory reform initiatives, including the Dodd-Frank Act.

The United States and other governments have undertaken major reforms of the regulatory oversight structure of the financial services industry. We have faced increased regulation of our industry, and will continue to face such regulation into 2014, as a result of current and future initiatives intended to provide financial market stability and enhance the liquidity and solvency of financial institutions. We also faced increased regulation from efforts designed to protect consumers from financial abuse.

We expect continued intense scrutiny from our bank supervisors in the examination process and aggressive enforcement of regulations on the federal and state levels, particularly due to KeyBank’s and KeyCorp’s status as covered institutions under the enhanced prudential standards promulgated under the Dodd-Frank Act. Although many parts of the Dodd-Frank Act are now in effect, other parts will continue to be implemented over the next few years. As a result, some uncertainty remains as to the aggregate impact upon Key of the Dodd-Frank Act as fully implemented. Compliance with these new regulations and supervisory initiatives has and will continue to increase our costs, may reduce our revenue and limit our ability to pursue certain desirable business opportunities, and limit our ability to take certain types of corporate actions. For more detailed information on the regulatory environment and the laws, rules and regulations that may affect us, see “Supervision and Regulation” in Item 1 of this report.

Changes in accounting policies, rules and interpretations could materially affect how we report our financial results and condition.

The FASB, regulatory agencies, and other bodies that establish accounting standards from time to time change the financial accounting and reporting standards governing the preparation of Key’s financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC, and banking regulators) may change or even reverse prior interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially affect how Key records and reports its financial condition and results of operations. In some cases, Key could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results.

III.  Capital and Liquidity Risk

Capital and liquidity requirements imposed by the Dodd-Frank Act will require banks and BHCs to maintain more and higher quality capital than has historically been the case.

New and evolving capital standards resulting from the Dodd-Frank Act and the Regulatory Capital Rules adopted by our regulators will have a significant impact on banks and BHCs, including Key. For a detailed explanation of recently adopted capital and liquidity rules, see the section titled “Regulatory capital and liquidity” under the heading “Supervision and Regulation” in Item 1 of this report.

The full effect of the Federal Reserve’s proposed liquidity standards on Key is uncertain at this time. However, the need to maintain more and higher quality capital, together with new requirements for greater liquidity, could limit our business activities, including lending, and our ability to expand organically or through acquisitions. It could also result in our taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders. In addition, new liquidity standards could require us to increase our holdings of highly liquid short- term investments, or change our mix of funding alternatives, and may impact business relationships with certain customers. It could reduce our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective.

In addition, the Federal Reserve requires bank holding companies to obtain approval before making a “capital distribution,” such as paying or increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments. The Federal Reserve has detailed the processes that bank holding companies should maintain to ensure they hold adequate capital under severely adverse conditions and have ready access to funding before engaging in any capital activities. These rules could limit Key’s ability to make distributions, including paying out dividends or buying back shares. For more information, see “Supervision and Regulation” in Item 1 of this report.

Federal agencies may no longer support current initiatives or may not implement new initiatives to support the stability of the U.S. financial system.

Since 2008, the federal government has taken unprecedented steps to provide stability to and confidence in the financial markets. For example, the Federal Reserve maintains a variety of stimulus policy measures designed to maintain a low interest rate environment, including its monthly purchases of treasury bonds and mortgage-backed securities, to help stabilize the economy given the FOMC’s legal mandates to maximize employment, maintain stable prices, and moderate long-term interest rates. In light of recent moderate improvements in the U.S. economy, federal agencies may no longer continue to support current initiatives. The Federal Reserve announced in December 2013 it will “taper” its monthly purchases of treasury bonds and mortgage-backed securities as the economy continues to improve. The discontinuation of market-supporting government and agency initiatives, particularly a sudden discontinuation, may have a negative impact, perhaps severe, on the financial markets. These effects could include a sudden move to higher debt yields, which could have a chilling effect on borrowing. In addition, new initiatives or legislation may not be implemented to counter any negative effects of discontinuing programs or, in the event of an economic downturn, to support and stabilize a troubled economy. Even if new legislation or initiatives were necessary, it is uncertain that any legislation or initiative could be implemented in a timely fashion or at all in the current political climate. Additionally, any program implemented or legislation enacted to counter the effects of program discontinuation or a sudden economic downturn may be insufficient to support financial market stability or promote U.S. economic recovery.

We rely on dividends by our subsidiaries for most of our funds.

We are a legal entity separate and distinct from our subsidiaries. With the exception of cash that we raise from debt and equity issuances, we receive substantially all of our cash flow from dividends by our subsidiaries. These dividends are the principal source of funds to pay dividends on our equity securities and interest and principal on our debt. Federal banking law and regulations limit the amount of dividends that KeyBank (KeyCorp’s largest subsidiary) can pay. For further information on the regulatory restrictions on the payment of dividends by KeyBank, see “Supervision and Regulation” in Item 1 of this report.

In the event KeyBank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our equity securities. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

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

Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions (including by reducing our reliance on wholesale funding sources), a substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on us. Certain credit markets that we participate in and rely upon as sources of funding experienced significant disruption and volatility during the 2008 financial crisis. While these disrupted markets have shown signs of recovery, if the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, purchasing deposits from other banks, borrowing under certain secured wholesale facilities, using relationships developed with a variety of fixed income investors, and further managing loan growth and investment opportunities. These alternative means of funding may not be available under stressed conditions similar to those experienced in the liquidity crisis of 2007-2009.

Our credit ratings affect our liquidity position.

Our rating agencies regularly evaluate the securities of KeyCorp and KeyBank, and their ratings of our long-term debt and other securities are based on a number of factors, including our financial strength, ability to generate earnings, and other factors. Some of these factors are not entirely within our control, such as conditions affecting the financial services industry and the economy and changes in rating methodologies as a result of the Dodd-Frank Act. There can be no assurance that we will maintain our current credit ratings. A downgrade of the securities of KeyCorp or KeyBank could adversely affect our access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us, reducing our ability to generate income.

IV.  Operational Risk

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

In the event of a failure, interruption or breach of our information systems, we may be unable to avoid impact to our customers. Other U.S. financial service institutions and companies have reported breaches in the security of their websites or other systems and several financial institutions, including Key, experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyberattacks and other means. To date, none of these efforts has had a material adverse effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. Our security systems may not be able to protect our information systems from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

We rely on third parties to perform significant operational services for us.

Third parties perform significant operational services on our behalf. These third-party vendors are subject to similar risks as Key relating to cybersecurity, breakdowns or failures of their own systems or employees. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor. Certain of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. Financial or operational difficulties of a vendor could also impair our operations if those difficulties interfere with the vendor’s ability to serve us. Additionally, some of our outsourcing arrangements are located overseas and, therefore, are subject to risks unique to the regions in which they operate. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could have a material adverse effect on our business. Federal banking regulators recently issued regulatory guidance on how banks select, engage and manage their outside vendors. These regulations may affect the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

We are subject to claims and litigation.

From time to time, customers, vendors or other parties may make claims and take legal action against us. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, consistent with applicable accounting guidance. At any given time we have a variety of legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and adversely affect how the market perceives us and our products and services as well as impact customer demand for those products and services.

We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number and risk of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry due to legal changes to the consumer protection laws provided for by the Dodd-Frank Act and the creation of the CFPB.

There have also been a number of highly publicized legal claims against financial institutions involving fraud or misconduct by employees, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

We are subject to operational risk.

We are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk includes the risk of fraud by employees, clerical and record-keeping errors, nonperformance by vendors, threats to cybersecurity, and computer/telecommunications malfunctions. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business, such as certain loan processing functions. For example, breakdowns or failures of our vendors’ systems or employees could be a source of operational risk to us. Resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation, inability to secure insurance, litigation, regulatory intervention or sanctions or foregone business opportunities.

Our controls and procedures may fail or be circumvented, and our methods of reducing risk exposure may not be effective.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. We also maintain an ERM program. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Additionally, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of market compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses.

V.  Market Risk

A reversal of the fragile U.S. economic recovery and a return to volatile or recessionary conditions in the U.S. or abroad could negatively affect our business or our access to capital markets.

The slow economic recovery, and multiple downside shocks, have presented a challenge for Key and adversely affected our business and financial performance. These economic conditions may persist for some time, and continue to have a negative impact on us. A worsening of conditions could aggravate the adverse effects of these difficult economic and market conditions on Key and others in the financial services industry. Risks related to the global economy have eased somewhat, but challenges remain.

In particular, we would face some of the following risks, and other unforeseeable risks, in connection with a downturn in the economic and market environment, whether in domestic or international markets:

¿

A loss of confidence in the financial services industry and the equity markets by investors, placing pressure on the price of Key’s common shares or decreasing the credit or liquidity available to Key;

¿	A decrease in consumer and business confidence levels, generally, decreasing credit usage and investment or increasing delinquencies and defaults;

¿	A decrease in household or corporate incomes, reducing demand for Key’s products and services;

¿	A decrease in the value of collateral securing loans to Key’s borrowers or a decrease in the quality of Key’s loan portfolio, increasing loan charge-offs and reducing Key’s net income;

¿	A decrease in our ability to liquidate positions at market prices;

¿	The prolonged continuation of a very low interest rate environment, increasing downward pressure to our net interest income;

¿	A decrease in the accuracy and viability of our quantitative models;

¿	An increase in competition and consolidation in the financial services industry;

¿	Increased concern over and scrutiny of the capital and liquidity levels of financial institutions, generally, and those of our transaction counterparties, specifically;

¿	A decrease in confidence in the creditworthiness of the United States or other governments whose securities we hold; and

¿	An increase in limitations on or the regulation of financial services companies like Key.

We are subject to interest rate risk, which could adversely affect our earnings on loans and other interest-earning assets.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we receive on loans and securities, the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, net interest income, and therefore our earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.

Our methods for simulating and analyzing our interest rate exposure are discussed more fully under the heading “Risk Management — Management of interest risk exposure” found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Our profitability depends upon economic conditions in the geographic regions where we have significant operations and on certain market segments with which we conduct significant business.

We have concentrations of loans and other business activities in geographic regions where our bank branches are located — Oregon and Alaska; Washington; Rocky Mountains; Indiana; West Ohio/Michigan; East Ohio; Eastern New York; New England; and Western New York — and potential exposure to geographic regions outside of our branch footprint. The moderate U.S. economic recovery has been experienced unevenly in the various regions where we operate, and there can be no assurance that continued improvement in the overall U.S. economy will result in similar improvement, or any improvement at all, in the economy of any particular geographic region. Adverse conditions in a geographic region such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of borrowers in these regions to repay their loans, decrease the value of collateral securing loans made in these regions, or affect the ability of our customers in these regions to continue conducting business with us.

Additionally, a significant portion of our business activities are concentrated with the real estate, health care and utilities market segments. The profitability of some of these market segments depends upon the health of the overall economy, seasonality, the impact of regulation, and other factors that are beyond our control and may be beyond the control of our customers in these market segments.

An economic downturn in one or more geographic regions where we conduct our business, or any significant or prolonged impact on the profitability of one or more of the market segments with which we conduct significant business activity, could adversely affect the demand for our products and services, the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. We have exposure to many different industries and counterparties in the financial services industries, and we routinely execute transactions with such counterparties, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Financial services institutions, however, are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by one or more financial services institutions have led to, and may cause, market-wide liquidity problems and losses. Many of our transactions with other financial institutions expose us to credit risk in the event of default of a counterparty or client. In addition, our credit risk may be affected when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due us.

VI.  Reputation Risk

Damage to our reputation could significantly harm our businesses.

Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation. Public perception of the financial services industry has declined since the 2008 financial crisis. We face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry can also significantly adversely affect our reputation. We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses.

VII.  Strategic Risk

We may not realize the expected benefits of our strategic initiatives.

Our ability to compete successfully depends on a number of factors, including among others, our ability to develop and execute strategic plans and initiatives. Our strategic priorities include growing revenue, building and maintaining long-term customer relationships, maintaining financial strength, and building on our culture of efficiency. Enhancing relationships with our customers, including by “cross-selling” additional or new products to them, is very important to our business model and our ability to grow revenue and earnings. Our inability to execute on or achieve the anticipated outcomes of our strategic priorities may affect how the market perceives us and could impede our growth and profitability.

We operate in a highly competitive industry.

We face substantial competition in all areas of our operations from a variety of competitors, some of which are larger and may have more financial resources than us. Our competitors primarily include national and super-regional banks as well as smaller community banks within the various geographic regions in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national financial services firms. In addition, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks. In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services. We expect the competitive landscape of the financial services industry to become even more intensified as a result of legislative, regulatory, structural and technological changes.

Our ability to compete successfully depends on a number of factors, including: our ability to develop and execute strategic plans and initiatives; our ability to develop, maintain and build long-term customer relationships based on quality service and competitive prices; maintaining our high ethical standards and safe and sound assets; and industry and general economic trends. Increased competition in the financial services industry, and our failure to perform in any of these areas, could significantly weaken our competitive position, which could adversely affect our growth and profitability.

Maintaining or increasing our market share depends upon our ability to adapt our products and services to evolving industry standards and consumer preferences, while maintaining competitive prices.

The continuous, widespread adoption of new technologies, including internet services and smart phones, requires us to evaluate our product and service offerings to ensure they remain competitive. Our success depends, in part, on our ability to adapt our products and services, as well as our distribution of them, to evolving industry standards and consumer preferences. New technologies have altered consumer behavior by allowing consumers to complete transactions such as paying bills or transferring funds directly without the assistance of banks. New products allow consumers to maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and related income generated from those deposits.

The increasing pressure from our competitors, both bank and nonbank, to keep pace and adopt new technologies and products and services requires us to incur substantial expense. We may be unsuccessful in developing or introducing new products and services, modifying our existing products and services, adapting to changing consumer preferences and spending and saving habits, achieving market acceptance or regulatory approval, sufficiently developing or maintaining a loyal customer base or offering products and services at prices lower than the prices offered by our competitors. These risks may affect our ability to achieve growth in our market share and could reduce both our revenue streams from certain products and services and our revenues from our net interest margin.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most of our business activities can be intense, and we may not be able to retain or hire the people we want or need. To attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense.

Various restrictions on compensation of certain executive officers were imposed under the Dodd-Frank Act and other legislation and regulations. In addition, our incentive compensation structure is subject to review by the

Federal Reserve, which may identify deficiencies in the structure, causing us to make changes that may affect our ability to offer competitive compensation to these individuals. Our ability to attract and retain talented employees may be affected by these developments, or any new executive compensation limits and regulations.

Potential acquisitions may disrupt our business and dilute shareholder value.

Acquiring other banks, bank branches, or other businesses involves various risks commonly associated with acquisitions, including exposure to unknown or contingent liabilities of the target company, diversion of our management’s time and attention, and the possible loss of key employees and customers of the target company. We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions. As a result, mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and market values. Therefore, some dilution of our tangible book value and net income per common share could occur in connection with any future transaction. Additionally, if an acquisition were to occur, we may fail to realize the expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits.

VIII.  Model Risk

We rely on quantitative models to manage certain accounting, risk management and capital planning functions.

We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including estimating probable loan losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, and for capital planning purposes (including during the CCAR capital planning process). Our measurement methodologies rely on many assumptions, historical analyses and correlations. These assumptions may be incorrect, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, bad data, misuse of data, or the use of a model for a purpose outside the scope of the model’s design.

As a result, our models may not capture or fully express the risks we face, may suggest that we have sufficient capitalization when we do not, or may lead us to misjudge the business and economic environment in which we will operate. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management, capital planning, or other business or financial decisions. Furthermore, strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable.

Banking regulators continue to focus on the models used by banks and bank holding companies in their businesses. The failure or inadequacy of a model may result in increased regulatory scrutiny on us or may result in an enforcement action or proceeding against us by one of our regulators.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The headquarters of KeyCorp and KeyBank are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2013, Key leased approximately 686,002 square feet of the complex, encompassing the first twenty-three floors and the 54th through 56th floors of the 57-story Key Tower. As of the same date, KeyBank owned 570 and leased 458 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.

Branches and ATMs by Region

	Oregon & Alaska	Washington	Rocky Mountains	Indiana	West Ohio/ Michigan	East Ohio	Eastern New York	New England	Western New York	Total
Branches	101	156	134	67	104	151	154	67	94	1,028
ATMs	107	196	165	73	132	251	196	84	131	1,335

ITEM 3. LEGAL	PROCEEDINGS

As of December 31, 2013, KeyCorp and its subsidiaries and its employees, directors and officers are defendants or putative defendants in a variety of legal proceedings, in the form of regulatory/government investigations as well as private, civil litigation and arbitration proceedings. The private, civil litigations range from individual actions involving a single plaintiff to putative class action lawsuits with potentially thousands of class members. Investigations involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These legal proceedings are at varying stages of adjudication, arbitration or investigation and involve a variety of claims (including common law tort, contract claims, securities, ERISA, and consumer protection claims). At times, these legal proceedings present novel claims or legal theories.

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

The information in the Legal Proceedings section of Note 20 (“Commitments, Contingent Liabilities and Guarantees”) of the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 4. MINE	SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend restrictions discussion in the “Supervision and Regulation” section in Item 1. Business of this report, and the disclosures included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements contained in Item 8 of this report, are incorporated herein by reference:

Page(s)
Discussion of our common shares, shareholder information and repurchase activities in the section captioned “Capital — Common shares outstanding”	69
Presentation of annual and quarterly market price and cash dividends per common share and discussion of dividends in the section captioned “Capital — Dividends”	35, 69, 97

Discussion of dividend restrictions in the “Liquidity risk management — Liquidity for KeyCorp” section, Note 3 (“Restrictions on Cash, Dividends and Lending Activities”), and Note 22 (“Shareholders’ Equity”)

85, 130, 208
KeyCorp common share price performance (2009-2013) graph	70

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

As authorized by our Board of Directors and pursuant to our 2013 capital plan submitted to and not objected to by the Federal Reserve, we had authority to repurchase up to $426 million of our common shares in the open market or through privately negotiated transactions. Subsequently, we received no objection from the Federal Reserve to use, and our Board approved the use of, the cash portion of the net after-tax gain from the sale of Victory (approximately $72 million) for additional common share repurchases. During the fourth quarter of 2013, we completed $99 million of common share repurchases. Common share repurchases under the remaining 2013 capital plan authorization are expected to be executed through the first quarter of 2014.

Calendar month	Total number of shares repurchased	(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs	(b)
October 1 — 31	1,787,398		$12.65	1,777,805	26,750,589
November 1 — 30	3,439,775		12.81	3,434,250	23,082,362
December 1 — 31	2,454,813		12.94	2,447,268	20,246,482
Total	7,681,986		$12.82	7,659,323

(a)	Includes common shares repurchased in the open market and common shares deemed surrendered by employees in connection with Key’s stock compensation and benefit plans to satisfy tax obligations.

(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares on October 31, 2013, at $12.54, November 30, 2013, at $12.75, and December 31, 2013, at $13.42, plus 13,557,897 shares available under our previously existing program.

ITEM 6.	SELECTED FINANCIAL DATA

The information included under the caption “Selected Financial Data” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 32 is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the “MD&A”)

Throughout the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations. These terms are defined in Note 1 (“Summary of Significant Accounting Policies”), which begins on page 115.

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for each of the past three years. Some tables include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections that we refer to are presented in the table of contents.

Terminology

Throughout this discussion, references to “Key,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association.

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

¿	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business, Victory, and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009. Victory was classified as a discontinued operation in our first quarter 2013 financial reporting as a result of the sale of this business as announced on February 21, 2013, and closed on July 31, 2013.

¿	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

¿	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

¿	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described under the heading “Regulatory capital and liquidity — Capital planning and stress testing” in the section entitled “Supervision and Regulation” in Item 1. Business of this report, the regulators are required to conduct a supervisory capital assessment of all BHCs with assets of at least $50 billion, including KeyCorp. As part of this capital adequacy review, banking regulators evaluate a component of Tier 1 capital, known as Tier 1 common equity. The section entitled “Regulatory capital and liquidity” under Item 1 of this report provides more information on total capital, Tier 1 capital, and Tier 1 common equity and describes how the three measures are calculated.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Summary of Significant Accounting Policies”).

Figure 1. Selected Financial Data

dollars in millions, except per share amounts	2013	2012	2011	2010(a)	2009(a)	Compound Annual Rate of Change (2009-2013)
YEAR ENDED DECEMBER 31,
Interest income	$2,620	$2,705	$2,889	$3,408	$3,795	(7.1)%
Interest expense	295	441	622	897	1,415	(26.9)
Net interest income	2,325	2,264	2,267	2,511	2,380	(.5)
Provision (credit) for loan and lease losses	130	229	(60)	638	3,159	(47.2)
Noninterest income	1,766	1,856	1,688	1,954	2,035	(2.8)
Noninterest expense	2,820	2,818	2,684	3,034	3,554	(4.5)
Income (loss) from continuing operations before income taxes	1,141	1,073	1,331	793	(2,298)	N/M
Income (loss) from continuing operations attributable to Key	870	835	955	577	(1,287)	N/M
Income (loss) from discontinued operations, net of taxes (b)	40	23	(35)	(23)	(48)	N/M
Net income (loss) attributable to Key	910	858	920	554	(1,335)	N/M
Income (loss) from continuing operations attributable to Key common shareholders	847	813	848	413	(1,581)	N/M
Income (loss) from discontinued operations, net of taxes (b)	40	23	(35)	(23)	(48)	N/M
Net income (loss) attributable to Key common shareholders	887	836	813	390	(1,629)	N/M

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.93	$.87	$.91	$.47	$(2.27)	N/M
Income (loss) from discontinued operations, net of taxes (b)	.04	.02	(.04)	(.03)	(.07)	N/M
Net income (loss) attributable to Key common shareholders (c)	.98	.89	.87	.45	(2.34)	N/M
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.93	$.86	$.91	$.47	$(2.27)	N/M
Income (loss) from discontinued operations, net of taxes — assuming dilution (b)	.04	.02	(.04)	(.03)	(.07)	N/M
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.97	.89	.87	.44	(2.34)	N/M
Cash dividends paid	.215	.18	.10	.04	.0925	18.4%
Book value at year end	11.25	10.78	10.09	9.52	9.04	4.5
Tangible book value at year end	10.11	9.67	9.11	8.45	7.94	5.0
Market price at year end	13.42	8.42	7.69	8.85	5.55	19.3
Dividend payout ratio	21.9%	20.2%	11.49%	8.89%	N/M	N/A
Weighted-average common shares outstanding (000)	906,524	938,941	931,934	874,748	697,155	5.4
Weighted-average common shares and potential common shares outstanding (000)	912,571	943,259	935,801	878,153	697,155	5.5

AT DECEMBER 31.
Loans	$54,457	$52,822	$49,575	$50,107	$58,770	(1.5)%
Earning assets	79,467	75,055	73,729	76,211	80,318	(.2)
Total assets	92,934	89,236	88,785	91,843	93,287	(.1)
Deposits	69,262	65,993	61,956	60,610	65,571	1.1
Long-term debt	7,650	6,847	9,520	10,592	11,558	(7.9)
Key common shareholders’ equity	10,012	9,980	9,614	8,380	7,942	4.7
Key shareholders’ equity	10,303	10,271	9,905	11,117	10,663	(.7)

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.03%	1.03%	1.16%	.66%	(1.35)%	N/A
Return on average common equity	8.48	8.25	9.17	5.06	(19.00)	N/A
Return on average tangible common equity (d)	9.45	9.16	10.20	5.73	(23.8)	N/A
Net interest margin (TE)	3.12	3.21	3.16	3.26	2.83	N/A
Cash efficiency ratio (d)	67.5	67.4	67.3	67.3	73.5	N/A

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.02%	.99%	1.04%	.59%	(1.34)%	N/A
Return on average common equity	8.88	8.48	8.79	4.78	(19.62)	N/A
Return on average tangible common equity (d)	9.90	9.42	9.78	5.41	(24.5)	N/A
Net interest margin (TE)	3.02	3.13	3.09	3.16	2.81	N/A
Loan to deposit (e)	83.8	85.8	87.0	90.3	97.3	N/A

CAPITAL RATIOS AT DECEMBER 31,
Key shareholders’ equity to assets	11.09%	11.51%	11.16%	12.10%	11.43%	N/A
Key common shareholders’ equity to assets	10.78	11.18	10.83	9.12	8.51	N/A
Tangible common equity to tangible assets (d)	9.80	10.15	9.88	8.19	7.56	N/A
Tier 1 common equity (d)	11.22	11.36	11.26	9.34	7.50	N/A
Tier 1 risk-based capital	11.96	12.15	12.99	15.16	12.75	N/A
Total risk-based capital	14.33	15.13	16.51	19.12	16.95	N/A
Leverage	11.11	11.41	11.79	13.02	11.72	N/A

TRUST AND BROKERAGE ASSETS
Assets under management	$36,905	$34,744	$51,732	$59,815	$66,939	N/A
Nonmanaged and brokerage assets	47,418	35,550	30,639	28,069	19,631	N/A

OTHER DATA
Average full-time-equivalent employees	14,783	15,589	15,381	15,610	16,698	(2.4)%
Branches	1,028	1,088	1,058	1,033	1,007	.4

(a)	Financial data was not adjusted to reflect the treatment of Victory as a discontinued operation.

(b)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 13 (“Acquisitions and Discontinued Operations”).

(c)	EPS may not foot due to rounding.

(d)	See Figure 4 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures to “tangible common equity,” “Tier 1 common equity” and “cash efficiency ratio.” The table reconciles the GAAP performance to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(e)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Economic overview

The economy continued its modest recovery in 2013, with overall GDP starting slowly and accelerating as the year progressed, resulting in 1.9% growth in 2013. U.S. economic growth during 2013 was plagued by policy and political headwinds. The year began with uncertainty around the potential effects of the looming sequester and a large payroll tax increase. In the second quarter, the Federal Reserve sent mixed messages regarding when it would begin scaling back its latest round of quantitative easing, inadvertently causing interest rates to increase and hindering the housing recovery. In the fourth quarter, the federal government endured a 16-day shutdown, and briefly approached a breach of the federal debt ceiling. In spite of these issues, growth accelerated in the second half of the year. Although the shutdown temporarily disrupted positive momentum, consumer confidence increased, financial markets continued to rise and the housing market rebounded from a summer slump to close out the year. The stock market boomed in 2013, with the S&P 500 equity index increasing 30%, compared to a 13% increase in 2012. Globally, the modest recovery continued; central banks in developed nations maintained easy money policies. In the second half of the year, Europe’s recession ended. Emerging markets did not fare as well — demand decreased, exports dropped, and China grew at its slowest rate in 20 years.

For the year, 2.19 million new jobs were added in the U.S. The unemployment rate fell further, from 7.9% at December 31, 2012, to 6.7% at December 31, 2013. While job growth was a factor, the majority of the improvement was driven by a decrease in the labor force participation rate, which declined to its lowest level in over 35 years. Wage growth deteriorated through much of the year and income growth was weak, both due in part to the payroll tax hikes and the sequester. However, consumer spending held up reasonably well, resulting in a falling savings rate. A slowing rate of inflation supported incomes, and therefore spending, throughout the year; by December 2013, headline inflation was down to 1.5% (compared to 1.7% one year earlier). Core inflation also remained low through the year, ending 2013 at 1.7% (down from 1.9% in 2012).

The housing market provided another boost in 2013, with improvement in nearly all metrics. With the economy continuing its modest expansion, and home prices appearing to stabilize, demand for for-sale housing posted steady gains throughout the year. As mortgage rates rose, sales of existing homes began to diminish, finishing 2013 at a seasonally adjusted annual rate of 4.87 million (down slightly from December 2012). New home sales improved, reaching a seasonally adjusted annual rate of 414,000 in December 2013 (up 4.5% from 2012). As the share of distressed transactions fell, the pace of price appreciation increased, with the median price for existing homes up 9.9% year-over-year in December 2013. Housing starts accelerated further, with starts up 18% over 2012’s totals, driven primarily by substantial gains in both single and multi-family construction.

The Federal Reserve remained active and accommodative in 2013, keeping the federal funds target rate near zero, expanding its balance sheet further, and making significant changes to its communications. The latest round of quantitative easing was held constant until December, driven by mixed economic results, troubling inflation data and the government shutdown. In December, the Federal Reserve announced it would begin tapering the pace of asset purchases by $10 billion (from $85 billion per month to $75 billion per month) in January 2014, with the expectation that the pace of purchases will continue to drop throughout 2014. In addition, the Federal Reserve updated its forward guidance in December, explicitly stating that the federal funds rate will be kept near zero well past a 6.5% unemployment rate; low inflation remains a concern and will be monitored closely. Long-time Chairman Ben Bernanke also made his exit, with Vice-Chair Janet Yellen replacing Bernanke starting in February 2014. The 10-year U.S. Treasury yield began the year at 1.9%, and was range bound from 1.5-2.0% for the first half of the year, driven by disappointing economic data. Around the year’s halfway point, with more positive data, rates began to increase, approaching 3.0% in September on expectations that the Federal Reserve would soon begin to taper quantitative easing asset purchases. The taper did not begin as expected, and the October government shutdown helped to keep rates down in the 2.5-2.6% range for the majority of the fourth quarter, until surprisingly positive economic data prompted the Federal Reserve to reduce asset purchases by $10 billion at the December meeting. Rates subsequently rose, and closed the year at 3.0%.

Long-term financial goals

Our long-term financial goals are as follows:

¿	Target a loan-to-core deposit ratio range of 90% to 100%;

¿	Maintain a moderate risk profile by targeting a net loan charge-off ratio range of .40% to .60%;

¿	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and ratio of noninterest income to total revenue of greater than 40%;

¿	Create positive operating leverage and target a cash efficiency ratio in the range of 60% to 65%; and

¿	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the fourth quarter of 2013 and the year ended 2013.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	4Q13	2013	Targets	Action Plans
Core funded	Loan to deposit ratio (b)	84%	84%	90 - 100%	• Use integrated model to grow relationships and loans
					• Improve deposit mix
Maintain a moderate risk profile	NCOs to average loans	.27%	.32%	.40 - .60%	• Focus on relationship clients
					• Exit noncore portfolios
	Provision to average loans	.14%	.25%		• Limit concentrations
					• Focus on risk-adjusted returns
Growing high quality, diverse revenue streams	Net interest margin	3.01%	3.12%	> 3.50%	• Improve funding mix
					• Focus on risk-adjusted returns
	Noninterest income to total revenue	43%	43%	> 40%	• Grow client relationships
					• Capitalize on Key’s total client solutions and cross-selling capabilities
Creating positive operating leverage	Cash efficiency ratio (c)	67%	68%	60 - 65%	• Improve efficiency and effectiveness
					• Better utilize technology
	Adj. cash efficiency ratio (ex. efficiency initiative charges) (c), (d)	65%	65%		• Change cost base to more variable from fixed
Executing our strategies	Return on average assets	1.08%	1.03%	1.00 - 1.25%	• Execute our client insight-driven relationship model
					• Focus on operating leverage
					• Improved funding mix with lower cost core deposits

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

(c)	Excludes intangible asset amortization; Non-GAAP measures: see Figure 4 for reconciliation.

(d)	Efficiency initiative charges include pension settlement.

Corporate strategy

We remain committed to enhancing long-term shareholder value by continuing to execute our relationship business model, growing our franchise, and being disciplined in our management of capital. Our 2013/2014 strategic focus is to add new clients and to expand our relationship with existing clients. We intend to pursue this strategy by continuing to control and reduce expenses; being more productive from the front office to the back office; effectively balancing risk and rewards within our moderate risk profile; and engaging, retaining and inspiring our diverse and high performing workforce. Our strategic priorities for enhancing long-term shareholder value are described below.

¿	Grow profitably — We will continue to focus on growing revenue and creating a more efficient operating environment. Our relationship business model sets us apart from our competitors. We expect the model to keep generating organic growth as it helps us expand engagement with existing clients and attract new customers. We will leverage our continuous improvement culture to create a more efficient cost structure that is aligned, sustainable and consistent with the current operating environment and supports our relationship business model.

¿	Acquire and expand targeted relationships — We have taken purposeful steps to enhance our ability to acquire and expand targeted relationships. Our local delivery of broad product set and industry expertise allows us to match client needs and market conditions to deliver the best solutions.

¿	Effectively manage risk and rewards — Our risk management activities are focused on ensuring we properly identify, measure, and manage risks across the entire company to maintain safety and soundness and maximize profitability.

¿	Maintain financial strength — With the foundation of a strong balance sheet, we will remain focused on sustaining strong reserves, liquidity and capital. We will work closely with our Board of Directors and regulators to manage capital to support our clients’ needs and create shareholder value. Our capital remains a competitive advantage for us in both the intermediate and long term.

¿	Engage a high performing, talented and diverse workforce — Every day our employees provide our clients with great ideas, extraordinary service and smart solutions. We will continue to engage our high performing, talented and diverse workforce to create an environment where they can make a difference, own their careers, be respected and feel a sense of pride.

Strategic developments

We initiated the following actions during 2013 to support our corporate strategy:

¿	We completed our acquisition of a commercial real estate servicing portfolio and special servicing business. This acquisition brought in over $1 billion in low-cost escrow deposits and further leverages our existing servicing platforms. We are now the third largest servicer of commercial and multi-family loans and the fifth largest special servicer of CMBS in the U.S.

¿	Our revenue benefited from solid loan growth, driven by a 7.4% increase from the prior year in commercial, financial and agricultural loans, as well as improved trends in several of our fee-based businesses. These results reflect the success of our distinctive business model and our progress implementing our growth initiatives.

¿	We achieved annualized run rate savings of $241 million, exceeding our announced expense target set in June 2012 to achieve annualized savings of $200 million. We consolidated 62 branches during 2013, reaching 81 total consolidated branches since the launch of the efficiency initiative, and realigned our Community Bank organization to strengthen our relationship-based business model, while responding to economic factors and evolving client expectations.

¿	On July 31, 2013, we completed the divestiture of Victory. This sale resulted in an after-tax gain of $92 million; the cash portion of this gain was $72 million.

¿	In the first quarter of 2013, we completed $65 million of common share repurchases on the open market under our 2012 capital plan, and in the second through fourth quarters of 2013 we completed $409 million of common share repurchases on the open market under our 2013 capital plan. The amount repurchased under our 2013 capital plan included repurchases related to the cash portion of the net after-tax gain from the sale of Victory. Common share repurchases under the 2013 capital plan authorization are expected to be executed through the first quarter of 2014.

¿	In May 2013, our Board of Directors approved an increase in our quarterly cash dividend to $.055 per common share, or $.22 on an annualized basis, in accordance with our 2013 capital plan.

¿	At December 31, 2013, our capital ratios remained strong with a Tier 1 common equity ratio of 11.22%, our loan loss reserves were adequate at 1.56% to period-end loans, and we were core funded with a loan-to-deposit ratio of 84%. We believe our strong capital position provides us with the flexibility to support our clients and our business needs, and to evaluate other appropriate capital deployment opportunities.

Highlights of Our 2013 Performance

Financial performance

For 2013, we announced net income from continuing operations attributable to Key common shareholders of $847 million, or $.93 per common share. These results compare to net income from continuing operations attributable to Key common shareholders of $813 million, or $.86 per common share, for 2012.

Figure 3 shows our continuing and discontinued operating results for the past three years.

Figure 3. Results of Operations

Year ended December 31,
in millions, except per share amounts	2013	2012	2011
SUMMARY OF OPERATIONS
Income (loss) from continuing operations attributable to Key	$870	$835	$955
Income (loss) from discontinued operations, net of taxes (a)	40	23	(35)

Net income (loss) attributable to Key	$910	$858	$920

Income (loss) from continuing operations attributable to Key	$870	$835	$955
Less: Dividends on Series A Preferred Stock	23	22	23
Cash dividends on Series B Preferred Stock	—	—	31
Amortization of discount on Series B Preferred Stock (b)	—	—	53

Income (loss) from continuing operations attributable to Key common shareholders	847	813	848
Income (loss) from discontinued operations, net of taxes (a)	40	23	(35)

Net income (loss) attributable to Key common shareholders	$887	$836	$813

PER COMMON SHARE—ASSUMING DILUTION
Income (loss) from continuing operations attributable to Key common shareholders	$.93	$.86	$.91
Income (loss) from discontinued operations, net of taxes (a)	.04	.02	(.04)

Net income (loss) attributable to Key common shareholders (c)	$.97	$.89	$.87

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 13 (“Acquisitions and Discontinued Operations”).

(b)	Includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(c)	EPS may not foot due to rounding.

Our full-year results for 2013 reflect success in executing our strategies by growing loans, acquiring a commercial real estate servicing portfolio and special servicing business, and achieving annualized run rate savings in excess of our goal.

We ended 2013 with annual run rate savings of approximately $241 million as a result of our efficiency initiative. We continue to invest in future revenue growth by upgrading our technology to meet the needs of our clients and looking for opportunities to rationalize and optimize our existing branch network. In 2013, we shifted our focus related to our branch network more toward relocations and consolidations to reposition our branch footprint into more attractive markets. During 2013, we consolidated 62 branches as part of our efficiency initiative. We also realigned our Community Bank organization to strengthen our relationship-based business model, while responding to economic factors and evolving client expectations. We remain committed to delivering on our goal of achieving a cash efficiency ratio in the range of 60% to 65% as we enter 2014.

The net interest margin from continuing operations was 3.12% for 2013, a decrease of nine basis points from 2012. This decrease was primarily attributable to the impact of lower asset yields combined with a significant increase in liquidity levels from strong deposit inflows. In 2014, we expect the net interest margin will continue to be under pressure from elevated levels of liquidity and the impact of low interest rates.

Average total loans increased $2.7 billion, or 5.3%, during 2013 compared to 2012. The average balances of commercial, financial and agricultural loans increased from $21.1 billion to $23.7 billion, or approximately 12.2%. We continued to have success in growing our commercial loan portfolio by acquiring new clients in our focus industries as well as expanding existing relationships. For 2014, we anticipate average total loans to grow in the mid-single digit range, continuing to be led by growth in our commercial, financial and agricultural loans.

We continued to improve the mix of deposits during 2013, as we experienced a $6.3 billion, or 12.1%, increase in non-time deposits. Approximately $4.4 billion of our certificates of deposit outstanding at December 31, 2013, with an average cost of .93%, are scheduled to mature over the next twelve months. The maturation of these certificates of deposit and other liability repricing opportunities will continue to help offset repricing pressure on our assets. This improved funding mix reduced the cost of interest-bearing deposits during 2013 compared to 2012. Our consolidated loan to deposit ratio was 83.8% at December 31, 2013, compared to 85.8% at December 31, 2012.

Our asset quality statistics continued to improve during 2013. Net loan charge-offs declined to $168 million, or .32%, of average loan balances for 2013, compared to $345 million, or .69%, for 2012. In addition, our nonperforming loans declined to $508 million, or .93%, of period-end loans at December 31, 2013, compared to $674 million, or 1.28%, at December 31, 2012. Our ALLL was $848 million, or 1.56%, of period-end loans, compared to $888 million, or 1.68%, at December 31, 2012, and represented 166.9% and 131.8% coverage of nonperforming loans at December 31, 2013, and December 31, 2012, respectively. We expect net loan charge-offs to average loans during 2014 to remain at the lower end or below our long-term targeted range of 40 to 60 basis points.

Our tangible common equity ratio and Tier 1 common ratio both remain strong at December 31, 2013, at 9.80% and 11.22% respectively, compared to 10.15% and 11.36%, respectively, at December 31, 2012. These ratios have placed us in the top quartile of our peer group for these measures. We have identified four primary uses of capital:

1.	investing in our businesses, supporting our clients, and loan growth;

2.	maintaining or increasing our common share dividend;

3.	returning capital in the form of common share repurchases to our shareholders; and

4.	remaining disciplined and opportunistic about how we invest in our franchise to include selective acquisitions over time.

Our capital management remains focused on creating value. To that end, we returned approximately 76% of our net income to shareholders through both common share repurchases and dividends in 2013. We also used our capital to acquire a commercial real estate servicing portfolio and special servicing business.

The Federal Reserve is currently reviewing of our 2014 capital plan under the CCAR process. Until such time as it has completed its review and has no objection to our plan, we are not permitted to implement our capital plan for periods after the first quarter of 2014. Should we receive an objection to our plan, it would likely delay any actions on capital management until later in the calendar year. For more information about the CCAR process, see “Capital planning and stress testing” under “Supervision and Regulation” in Item 1 of this report.

Figure 4 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity,” “Tier 1 common equity,” “pre-provision net revenue,” “cash efficiency ratio,” and “adjusted cash efficiency ratio.”

The tangible common equity ratio and the return on tangible common equity ratio have been a focus for some investors, and management believes these ratios may assist investors in analyzing Key’s capital position without regard to the effects of intangible assets and preferred stock. Tier 1 common equity, a non-GAAP financial measure, is a component of Tier 1 risk-based capital. Tier 1 common equity is not formally defined by GAAP or prescribed in amount by federal banking regulations applicable to us before January 1, 2015. However, since analysts and banking regulators may assess our capital adequacy using tangible common equity and Tier 1 common equity, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 4 also reconciles the GAAP performance measures to the corresponding non-GAAP measures.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. Since early 2009, the Federal Reserve has focused its assessment of capital adequacy on a component of Tier 1 capital known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. The Regulatory Capital Rules, described in more detail under the section “Supervision and Regulation” in Item 1 of this report, also make Tier 1 common equity a priority. The Regulatory Capital Rules change the regulatory capital standards that apply to BHCs by, among other changes, phasing out the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. By 2016, our trust preferred securities will only be included in Tier 2 capital.

Figure 4 also shows the computation for pre-provision net revenue, which is not formally defined by GAAP. We believe that eliminating the effects of the provision for loan and lease losses makes it easier to analyze our results by presenting them on a more comparable basis.

The cash efficiency ratio and adjusted cash efficiency ratio are ratios of two non-GAAP performance measures. Accordingly, there are no directly comparable GAAP performance measures. The cash efficiency ratio performance measure removes the impact of our intangible asset amortization from the calculation. The adjusted cash efficiency ratio further removes the impact of the efficiency initiative and pension settlement charges. We believe these ratios provide greater consistency and comparability between our results and those of our peer banks. Additionally, these ratios are used by analysts and investors as they develop earnings forecasts and peer bank analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 4. GAAP to Non-GAAP Reconciliations

Year ended December 31,

dollars in millions		2013		2012		2011		2010	(a)	2009	(a)

Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$10,303		$10,271		$9,905		$11,117		$10,663
Less:	Intangible assets (b)	1,014		1,027		934		938		967
	Series B Preferred Stock	—		—		—		2,446		2,430
	Series A Preferred Stock (c)	282		291		291		291		291

	Tangible common equity (non-GAAP)	$9,007		$8,953		$8,680		$7,442		$6,975

Total assets (GAAP)		$92,934		$89,236		$88,785		$91,843		$93,287
Less:	Intangible assets (b)	1,014		1,027		934		938		967

	Tangible assets (non-GAAP)	$91,920		$88,209		$87,851		$90,905		$92,320

Tangible common equity to tangible assets ratio (non-GAAP)		9.80	%	10.15	%	9.88	%	8.19	%	7.56	%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)		$10,303		$10,271		$9,905		$11,117		$10,663
Qualifying capital securities		339		339		1,046		1,791		1,791
Less:	Goodwill	979		979		917		917		917
	Accumulated other comprehensive income (loss) (d)	(394)		(172)		(72)		(66)		(48)
	Other assets (e)	89		114		72		248		632

	Total Tier 1 capital (regulatory)	9,968		9,689		10,034		11,809		10,953
Less:	Qualifying capital securities	339		339		1,046		1,791		1,791
	Series B Preferred Stock	—		—		—		2,446		2,430
	Series A Preferred Stock (c)	282		291		291		291		291

	Total Tier 1 common equity (non-GAAP)	$9,347		$9,059		$8,697		$7,281		$6,441

Net risk-weighted assets (regulatory)		$83,328		$79,734		$77,214		$77,921		$85,881

Tier 1 common equity ratio (non-GAAP)		11.22	%	11.36	%	11.26	%	9.34	%	7.50	%

Pre-provision net revenue
Net interest income (GAAP)		$2,325		$2,264		$2,267		$2,511		$2,380
Plus:	Taxable-equivalent adjustment	23		24		25		26		26
	Noninterest income (GAAP)	1,766		1,856		1,688		1,954		2,035
Less:	Noninterest expense (GAAP)	2,820		2,818		2,684		3,034		3,554

Pre-provision net revenue from continuing operations (non-GAAP)		$1,294		$1,326		$1,296		$1,457		$887

Average tangible common equity
Average Key shareholders’ equity (GAAP)		$10,276		$10,144		$10,133		$10,895		$10,592
Less:	Intangible assets (average) (f)	1,021		978		935		959		1,068
	Series B Preferred Stock (average)	—		—		590		2,438		2,578
	Series A Preferred Stock (average)	291		291		291		291		291

	Average tangible common equity (non-GAAP)	$8,964		$8,875		$8,317		$7,207		$6,655

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$847		$813		$848		$413		$(1,581)
Average tangible common equity (non-GAAP)		8,964		8,875		8,317		7,207		6,655

Return on average tangible common equity from continuing operations (non-GAAP)		9.45	%	9.16	%	10.20	%	5.73	%	(23.8)%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$887		$836		$813		$390		$(1,629)
Average tangible common equity (non-GAAP)		8,964		8,875		8,317		7,207		6,655

Return on average tangible common equity consolidated (non-GAAP)		9.90	%	9.42	%	9.78	%	5.41	%	(24.5)%

Cash efficiency ratio
Noninterest expense (GAAP)		$2,820		$2,818		$2,684		$3,034		$3,554
Less:	Intangible asset amortization on credit cards (GAAP)	30		14		—		—		—
	Other intangible asset amortization (GAAP)	14		9		4		14		77
	Intangible asset impairment (GAAP)	—		—		—		—		214

	Adjusted noninterest expense (non-GAAP)	$2,776		$2,795		$2,680		$3,020		$3,263

Net interest income (GAAP)		$2,325		$2,264		$2,267		$2,511		$2,380
Plus:	Taxable-equivalent adjustment	23		24		25		26		26
	Noninterest income (GAAP)	1,766		1,856		1,688		1,954		2,035

	Total taxable-equivalent revenue (non-GAAP)	$4,114		$4,144		$3,980		$4,491		$4,441

Cash efficiency ratio (non-GAAP)		67.5	%	67.4	%	67.3	%	67.3	%	73.5	%

Adjusted cash efficiency ratio net of efficiency initiative charges
Adjusted noninterest expense (non-GAAP)		$2,776		$2,795		$2,680		$3,020		$3,263
Less:	Efficiency initiative and pension settlement charges (non-GAAP)	117		25		—		—		—

	Net adjusted noninterest expense (non-GAAP)	$2,659		$2,770		$2,680		$3,020		$3,263

Total taxable-equivalent revenue (non-GAAP)		$4,114		$4,144		$3,980		$4,491		$4,441

Adjusted cash efficiency ratio net of efficiency initiative charges (non-GAAP)		64.6	%	66.8	%	67.3	%	67.3	%	73.5	%

Figure 4. GAAP to Non-GAAP Reconciliations, continued

	Three months ended
dollars in millions	12-31-13		9-30-13

Common Equity Tier 1 under the Regulatory Capital Rules (estimates)

Tier 1 common equity under current regulatory rules	$9,347		$9,258
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Deferred tax assets and other (g)	(129)		(140)

Common Equity Tier 1 anticipated under the Regulatory Capital Rules (h)	$9,218		$9,118

Net risk-weighted assets under current regulatory rules	$83,328		$82,913
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Loan commitments less than one year	784		496
Past due loans	164		244
Mortgage servicing assets (i)	497		576
Deferred tax assets (i)	182		240
Other	1,413		1,451

Total risk-weighted assets anticipated under the Regulatory Capital Rules	$86,368		$85,920

Common Equity Tier 1 ratio under the Regulatory Capital Rules (h)	10.67	%	10.61	%

(a)	Financial data was not adjusted to reflect the treatment of Victory as a discontinued operation.

(b)	Years ended December 31, 2013, and December 31, 2012, exclude $92 million and $123 million, respectively, of period-end purchased credit card receivable intangible assets.

(c)	Net of capital surplus for the year ended December 31, 2013.

(d)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(e)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2013, December 31, 2012, and December 31, 2011. There were disallowed deferred tax assets of $158 million at December 31, 2010, and $514 million at December 31, 2009.

(f)	Years ended December 31, 2013, and December 31, 2012, exclude $107 million and $55 million, respectively, of average ending purchased credit card receivable intangible assets.

(g)	Includes the deferred tax asset subject to future taxable income for realization, primarily tax credit carryforwards, as well as the deductible portion of purchased credit card receivables.

(h)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); Key is subject to the Regulatory Capital Rules under the “standardized approach.”

(i)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

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

Figure 5 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past five years. This figure also presents a reconciliation of taxable-equivalent net interest income to net interest income reported in accordance with GAAP for each of those years. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less cost of funding, is calculated by dividing net interest income by average earning assets.

Taxable-equivalent net interest income for 2013 was $2.3 billion, and the net interest margin was 3.12%. These results compare to taxable-equivalent net interest income of $2.3 billion and a net interest margin of 3.21% for the prior year. Total 2013 net interest income increased compared to the prior year because the interest expense associated with lower deposit costs declined by more than interest income. The decrease in interest income is primarily attributable to a change in the mix of average earning assets: higher-yielding loans were paid down and replaced by new originations with lower yields. Yields on the investment portfolio also declined. The decrease in interest expense is primarily attributable to continued improvements in the mix of deposits: the volume of low cost non-time and noninterest bearing deposit balances increased and higher costing certificates of deposit and long-term debt matured.

Average earning assets for 2013 totaled $75.4 billion, which was $3.5 billion, or 4.9%, higher than the 2012 level. The increase reflects $2.7 billion of loan growth primarily in commercial, financial and agricultural loans, as well as the 2012 acquisitions of credit cards and other loans. Our investment portfolio increased $900 million as a result of our strategy to increase our liquidity position.

Figure 5. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates from Continuing Operations

	2013							2012
Year ended December 31,	Average					Yield/		Average					Yield/
dollars in millions	Balance			Interest	(a)	Rate	(a)	Balance			Interest	(a)	Rate (a)
ASSETS
Loans: (c),(d)
Commercial, financial and agricultural	$23,723	(h	)	$855		3.60	%	$21,141	(h	)	$810		3.83%
Real estate — commercial mortgage	7,591			312		4.11		7,656			339		4.43
Real estate — construction	1,058			45		4.25		1,171			56		4.74
Commercial lease financing	4,683			172		3.67		5,142			187		3.64

Total commercial loans	37,055			1,384		3.73		35,110			1,392		3.96
Real estate — residential mortgage	2,185			98		4.49		2,049			100		4.86
Home equity:
Key Community Bank	10,086			397		3.93		9,520			384		4.03
Other	377			29		7.70		473			37		7.81

Total home equity loans	10,463			426		4.07		9,993			421		4.21
Consumer other — Key Community Bank	1,404			103		7.33		1,269			121		9.53
Credit Card	701			83		11.86		288			40		13.99
Consumer other:
Marine	1,172			74		6.26		1,551			97		6.26
Other	74			6		8.32		102			8		8.14

Total consumer other	1,246			80		6.38		1,653			105		6.38

Total consumer loans	15,999			790		4.94		15,252			787		5.16

Total loans	53,054			2,174		4.10		50,362			2,179		4.33
Loans held for sale	532			20		3.72		579			20		3.45
Securities available for sale (c),(e)	12,689			311		2.49		13,422			399		3.08
Held-to-maturity securities (c)	4,387			82		1.87		3,511			69		1.97
Trading account assets	756			21		2.78		718			18		2.48
Short-term investments	2,948			6		.20		2,116			6		.27
Other investments (e)	1,028			29		2.84		1,141			38		3.27

Total earning assets	75,394			2,643		3.51		71,849			2,729		3.82
Allowance for loan and lease losses	(879)							(919)
Accrued income and other assets	9,662							9,912
Discontinued assets	5,036							5,573

Total assets	$89,213							$86,415

LIABILITIES
NOW and money market deposit accounts	$32,846			53		.16		$29,673			56		.19
Savings deposits	2,505			1		.04		2,218			1		.05
Certificates of deposit ($100,000 or more) (f)	2,829			50		1.76		3,574			94		2.64
Other time deposits	4,084			53		1.30		5,386			104		1.92
Deposits in foreign office	567			1		.23		767			2		.23

Total interest-bearing deposits	42,831			158		.37		41,618			257		.62
Federal funds purchased and securities sold under repurchase agreements	1,802			2		.13		1,814			4		.19
Bank notes and other short-term borrowings	394			8		1.89		413			7		1.69
Long-term debt (f), (g)	4,184			127		3.28		4,673			173		4.10

Total interest-bearing liabilities	49,211			295		.60		48,518			441		.92
Noninterest-bearing deposits	23,046							20,217
Accrued expense and other liabilities	1,656							1,958
Discontinued liabilities (g)	4,995							5,555

Total liabilities	78,908							76,248

EQUITY
Key shareholders’ equity	10,276							10,144
Noncontrolling interests	29							23

Total equity	10,305							10,167

Total liabilities and equity	$89,213							$86,415

Interest rate spread (TE)						2.91	%						2.90%

Net interest income (TE) and net interest margin (TE)				2,348		3.12	%				2,288		3.21%

TE adjustment (c)				23							24

Net interest income, GAAP basis				$2,325							$2,264

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)	Financial data was not adjusted to reflect the treatment of Victory as a discontinued operation.

(c)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 5. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates from Continuing Operations (Continued)

2011					2010						2009							Compound Annual Rate of Change (2009-2013)
Average			Yield/		Average				Yield/		Average					Yield/		Average
Balance	Interest	(a)	Rate	(a)	Balance	(b)	Interest	(a), (b)	Rate	(a), (b)	Balance	(b), (j)		Interest	(a), (b)	Rate	(a), (b)	Balance		Interest

$17,507	$705		4.03	%	$17,500		$813		4.64	%	$23,181			$1,038		4.48	%	.5	%	(3.8)%
8,437	380		4.50		10,027		491		4.90		11,310	(i	)	557		4.93		(7.7)		(10.9)
1,677	73		4.36		3,495		149		4.26		6,206	(i	)	294		4.74		(29.8)		(31.3)
5,846	293		5.01		6,754		352		5.21		8,220			369		4.48		(10.6)		(14.2)

33,467	1,451		4.34		37,776		1,805		4.78		48,917			2,258		4.61		(5.4)		(9.3)
1,850	97		5.25		1,828		102		5.57		1,764			104		5.91		4.4		(1.2)

9,390	387		4.12		9,773		411		4.20		10,214			445		4.36		(.3)		(2.3)
598	46		7.66		751		57		7.59		945			71		7.52		(16.8)		(16.4)

9,988	433		4.34		10,524		468		4.45		11,159			516		4.63		(1.3)		(3.8)
1,167	113		9.62		1,158		132		11.44		1,202			127		10.62		3.2		(4.1)
—	—		—		—		—		—		—			—		—		N/M		N/M

1,992	125		6.28		2,497		155		6.23		3,097			193		6.22		(17.7)		(17.4)
142	11		7.87		188		15		7.87		247			20		7.93		(21.4)		(21.4)

2,134	136		6.38		2,685		170		6.34		3,344			213		6.35		(17.9)		(17.8)

15,139	779		5.14		16,195		872		5.39		17,469			960		5.50		(1.7)		(3.8)

48,606	2,230		4.59		53,971		2,677		4.96		66,386			3,218		4.85		(4.4)		(7.5)
387	14		3.58		453		17		3.62		650			29		4.37		(3.9)		(7.2)
18,766	584		3.20		18,800		646		3.50		11,169			462		4.19		2.6		(7.6)
514	12		2.35		20		2		10.56		25			2		8.17		N/M		110.2
878	26		2.97		1,068		37		3.47		1,238			47		3.83		(9.4)		(14.9)
2,543	6		.25		2,684		6		.24		4,149			12		.28		(6.6)		(12.9)
1,264	42		3.14		1,442		49		3.08		1,478			51		3.11		(7.0)		(10.7)

72,958	2,914		4.02		78,438		3,434		4.39		85,095			3,821		4.49		(2.4)		(7.1)
(1,250)					(2,207)						(2,273)							(17.3)
10,341					11,243						12,349							(4.8)
6,247					6,677						4,269							3.4

$88,296					$94,151						$99,440							(2.1)%

$27,001	71		.26		$25,712		91		.35		$24,345			124		.51		6.2	%	(15.6)
1,958	1		.06		1,867		1		.06		1,787			2		.07		7.0		(12.9)
4,931	149		3.02		8,486		275		3.24		12,612			462		3.66		(25.8)		(35.9)
7,185	166		2.31		10,545		301		2.86		14,535			529		3.64		(22.4)		(36.9)
807	3		.30		926		3		.34		802			2		.27		(6.7)		(12.9)

41,882	390		0.93		47,536		671		1.41		54,081			1,119		2.07		(4.6)		(32.4)
1,981	5		.27		2,044		6		.31		1,618			5		.31		2.2		(16.7)
619	11		1.84		545		14		2.63		1,907			16		.84		(27.0)		(12.9)
7,293	216		3.18		7,211		206		3.09		9,455			275		3.16		(15.0)		(14.3)

51,775	622		1.21		57,336		897		1.58		67,061			1,415		2.13		(6.0)		(26.9)
17,381					15,856						12,964							12.2
2,658					3,131						4,340							(17.5)
6,232					6,677						4,269							3.2

78,046					83,000						88,634							(2.3)

10,133					10,895						10,592							(.6)
117					256						214							(33.0)

10,250					11,151						10,806							(.9)

$88,296					$94,151						$99,440							(2.1)%

			2.81	%					2.81	%						2.36	%

	2,292		3.16	%			2,537		3.26	%				2,406		2.83	%			(.5)

	25						26							26						(2.4)

	$2,267						$2,511							$2,380						(.5)%

(h)	Commercial, financial and agricultural average balances for the years ended December 31, 2013, and December 31, 2012, include $95 million and $36 million, respectively, of assets from commercial credit cards.

(i)	In late March 2009, Key transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines pertaining to the classification of loans that have reached a completed status.

(j)	Prior to the third quarter of 2009, average balances have not been adjusted to reflect our January 1, 2008, adoption of the applicable accounting guidance related to offsetting certain derivative contracts on the consolidated balance sheet.

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 6. Components of Net Interest Income Changes from Continuing Operations

	2013 vs. 2012				2012 vs. 2011
	Average	Yield/	Net		Average	Yield/	Net
in millions	Volume	Rate	Change	(a)	Volume	Rate	Change	(a)

INTEREST INCOME
Loans	$113	$(118)	$(5)		$79	$(130)	$(51)
Loans held for sale	(2)	2	—		7	(1)	6
Securities available for sale	(21)	(67)	(88)		(160)	(25)	(185)
Held-to-maturity securities	17	(4)	13		59	(2)	57
Trading account assets	1	2	3		(4)	(4)	(8)
Short-term investments	2	(2)	—		(1)	1	—
Other investments	(4)	(5)	(9)		(4)	—	(4)

Total interest income (TE)	106	(192)	(86)		(24)	(161)	(185)

INTEREST EXPENSE
NOW and money market deposit accounts	6	(9)	(3)		7	(22)	(15)
Certificates of deposit ($100,000 or more)	(17)	(27)	(44)		(37)	(18)	(55)
Other time deposits	(22)	(29)	(51)		(37)	(25)	(62)
Deposits in foreign office	—	(1)	(1)		—	(1)	(1)

Total interest-bearing deposits	(33)	(66)	(99)		(67)	(66)	(133)
Federal funds purchased and securities sold under repurchase agreements	—	(2)	(2)		—	(1)	(1)
Bank notes and other short-term borrowings	—	1	1		(4)	—	(4)
Long-term debt	(17)	(29)	(46)		(89)	46	(43)

Total interest expense	(50)	(96)	(146)		(160)	(21)	(181)

Net interest income (TE)	$156	$(96)	$60		$136	$(140)	$(4)

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

Noninterest income for 2013 was $1.8 billion, down $90 million, or 4.8%, from 2012. In 2012, noninterest income increased by $168 million, or 10%, compared to 2011.

Operating lease income and other leasing gains decreased $87 million from 2012, primarily due to fewer early terminations in the leveraged lease portfolio. Consumer mortgage income declined $21 million, and net gains (losses) from principal investing decreased $20 million. Other income also declined $43 million, primarily due to gains on the redemption of trust preferred securities in the prior year. These decreases were partially offset by increases of $34 million in mortgage servicing fees, $27 million in cards and payments income, and $18 million in trust and investment services income.

Noninterest income for 2012 increased $168 million from 2011. Investment banking and debt placement fees increased $103 million. Operating lease income and other leasing gains increased $38 million, primarily due to the early terminations of leveraged leases. Trust and investment services income increased $22 million. Other income also increased $55 million, primarily due to gains on the redemption of trust preferred securities. These increases were partially offset by decreases in corporate services income of $29 million and cards and payments income of $28 million.

Figure 7. Noninterest Income

Year ended December 31,				Change 2013 vs. 2012
dollars in millions	2013	2012	2011	Amount	Percent

Trust and investment services income	$393	$375	$353	$18	4.8	%
Investment banking and debt placement fees	333	327	224	6	1.8
Service charges on deposit accounts	281	287	281	(6)	(2.1)
Operating lease income and other leasing gains	108	195	157	(87)	(44.6)
Corporate services income	172	168	197	4	2.4
Cards and payments income	162	135	163	27	20.0
Corporate-owned life insurance income	120	122	121	(2)	(1.6)
Consumer mortgage income	19	40	32	(21)	(52.5)
Mortgage servicing fees	58	24	26	34	141.7
Net gains (losses) from principal investing	52	72	78	(20)	(27.8)
Other income (a)	68	111	56	(43)	(38.7)
Total noninterest income	$1,766	$1,856	$1,688	$(90)	(4.8)%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 8.

Figure 8. Dealer Trading and Derivatives Income (Loss)

Year ended December 31,				Change 2013 vs. 2012
dollars in millions	2013	2012	2011	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$(14)	$(2)	$(24)	$ (12)	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	27	6	2	21	350.0	%
Total dealer trading and derivatives income (loss)	$13	$4	$(22)	$ 9	225.0	%

(a)	For the year ended December 31, 2013, income of $3 million related to foreign exchange and interest rate derivative trading was offset by losses related to fixed income, equity securities trading, commodity derivative trading, and credit portfolio management activities. For the year ended December 31, 2012, equity securities trading and credit portfolio management securities trading constitute the majority of this amount. These losses were partially offset by income of $6 million related to fixed income, foreign exchange, interest rate, and commodity derivative trading activities. For the year ended December 31, 2011, fixed income, equity securities trading, and credit portfolio management activities constitute the majority of this amount. These losses were partially offset by income of $3 million related to foreign exchange and interest rate derivative trading activities.

(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon rulemaking under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule were detailed in a final rule approved by federal banking regulators in December 2013, which is effective April 1, 2014. For more information, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act — ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of this report.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is our largest source of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 9. For 2013, trust and investment services income increased $18 million, or 4.8%, from the prior year. For 2012, trust and investment services income increased $22 million, or 6.2%, from the prior year.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2013, our bank, trust and registered investment advisory subsidiaries had assets under management of $36.9 billion, compared to $34.7 billion at December 31, 2012, and $34.3 billion at December 31, 2011. As shown in Figure 9, increases in the equity and securities lending portfolios from 2012 to 2013 were primarily attributable to market appreciation. These increases were partially offset by a decrease in the fixed income portfolio as the market value of this portfolio declined. Increases in the equity, fixed income and money market portfolios from 2011 to 2012 were mostly offset by a decrease in the securities lending portfolio. Our securities lending business declined from 2011 to 2012; we reduced emphasis on this business, which resulted in lower transaction volumes, client departures, and fewer assets under management.

Figure 9. Assets Under Management

December 31,				Change 2013 vs. 2012
dollars in millions	2013	2012	2011	Amount	Percent
Assets under management by investment type:
Equity	$20,971	$18,013	$17,464	$2,958	16.4	%
Securities lending	3,422	3,147	4,950	275	8.7
Fixed income	9,767	10,872	10,556	(1,105)	(10.2)
Money market	2,745	2,712	1,285	33	1.2

Total	$36,905	$34,744	$34,255	$2,161	6.2	%

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. In 2013, investment banking and debt placement fees increased $6 million, or 1.8%, from one year ago. In 2012, investment banking and debt placement fees increased $103 million, or 46%, from 2011, primarily due to increased levels of debt and equity financings and advisor fees.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $87 million during 2013 and increased $38 million in 2012 compared to 2011 due to gains on the early terminations of leveraged leases. Product run-off also contributed to the decrease from 2012 to 2013. Accordingly, as shown in Figure 10, operating lease expense also declined from 2012 to 2013.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $27 million, or 20%, from 2012 to 2013, and decreased $28 million, or 17.2%, from 2011 to 2012. The increase from 2012 to 2013 was primarily due to the third quarter 2012 credit card portfolio acquisition. The decrease from 2011 to 2012 was primarily due to government pricing controls on debit transactions that went into effect October 1, 2011.

Consumer mortgage income

Consumer mortgage income decreased $21 million, or 52.5%, from 2012 to 2013, and increased $8 million, or 25%, from 2011 to 2012. The decrease from 2012 to 2013 was primarily due to lower mortgage originations.

Mortgage servicing fees

Mortgage servicing fees increased $34 million, or 141.7%, from 2012 to 2013, and decreased $2 million, or 7.7%, from 2011 to 2012. The increase in mortgage servicing fees from 2012 to 2013 was due to higher levels of core servicing fees and special servicing fees as a result of the 2013 acquisition of a commercial mortgage servicing portfolio.

Other income

Other income, which consists primarily of gain on sale of certain loans, other service charges, and certain dealer trading income, decreased $43 million, or 38.7%, from 2012 to 2013, and increased $55 million, or 98.2%, from 2011 to 2012. Other income was higher in 2012 than it was in 2011 or 2013 due to a $54 million gain on the redemption of trust preferred securities.

Noninterest expense

As shown in Figure 10, noninterest expense for 2013 was $2.8 billion, up $2 million, or .1%, from 2012. In 2013, expenses attributable to the 2012 acquisitions of the credit card portfolios and Western New York branches increased $40 million, and we recognized $117 million of expenses related to our efficiency initiative and a pension settlement charge. Noninterest expense increased by $134 million, or 5%, from 2011 to 2012, of which $61 million was attributable to the 2012 acquisitions of the credit card portfolios and Western New York branches and $25 million was attributable to our efficiency initiative.

As shown in Figure 11, personnel expense increased by $39 million in 2013, driven by higher levels of incentive compensation, employee benefits, and severance expense, partially offset by declines in stock-based compensation. Nonpersonnel expense decreased $37 million, primarily due to declines in several expense categories: $39 million in business services and professional fees, $17 million in marketing, $11 million in other expense, and $10 million in operating lease expense. These declines in nonpersonnel expense were partially offset by increases of $24 million in provision (credit) for losses on lending-related commitments, $21 in intangible asset amortization, and $15 million in net occupancy costs.

Personnel expense increased by $110 million in 2012, driven by higher levels of expense in each category shown in Figure 11. Nonpersonnel expense increased $24 million, primarily due to increases in several expense categories: $19 million in intangible asset amortization, $12 million in the provision (credit) for losses on lending-related commitments, $30 million in other expense, $8 million in marketing, and $7 million in business services and professional fees. These increases in nonpersonnel expense were partially offset by a $37 million decrease in operating lease expense due to product run-off and a $21 million decrease in the FDIC assessment.

Figure 10. Noninterest Expense

Year ended December 31, dollars in millions				Change 2013 vs. 2012
	2013	2012	2011	Amount	Percent
Personnel	$1,609	$1,570	$1,460	$39	2.5%
Net occupancy	275	260	258	15	5.8
Computer processing	156	164	166	(8)	(4.9)
Business services and professional fees	151	190	183	(39)	(20.5)
Equipment	104	107	103	(3)	(2.8)
Operating lease expense	47	57	94	(10)	(17.5)
Marketing	51	68	60	(17)	(25.0)
FDIC assessment	30	31	52	(1)	(3.2)
Intangible asset amortization on credit cards	30	14	—	16	114.3
Other intangible asset amortization	14	9	4	5	55.6
Provision (credit) for losses on lending-related commitments	8	(16)	(28)	24	N/M
OREO expense, net	7	15	13	(8)	(53.3)
Other expense	338	349	319	(11)	(3.2)
Total noninterest expense	$2,820	$2,818	$2,684	$2	.1%

Average full-time equivalent employees (a)	14,783	15,589	15,381	(806)	(5.2	) %

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 11, personnel expense, the largest category of our noninterest expense, increased by $39 million, or 2.5%, from 2012 to 2013. Incentive compensation increased $28 million. Severance expense and employee benefits increased $15 million and $12 million, respectively, as a result of staff reductions related to our efficiency initiative. Employee benefits included a $27 million pension settlement charge. These increases in personnel expense were partially offset by a decrease of $14 million in stock-based compensation.

Personnel expense increased $110 million from 2011 to 2012 due to several factors. Salaries increased $40 million due to increased hiring of client-facing personnel, including our acquisition of 37 branches in Western New York, and increases in base salaries. Technology contract labor, net increased $34 million due to higher levels of contract labor for technology investments attributable to the credit card portfolio acquisitions and the related implementation of new payment systems and merchant services processing. Employee benefits increased $14 million, primarily due to pension expense and higher medical claims. Incentive compensation increased $12 million as a result of higher commission expenses driven by increased activity in debt and equity placements. Stock-based compensation also increased $8 million while severance expense increased $2 million.

Figure 11. Personnel Expense

Year ended December 31, dollars in millions				Change 2013 vs. 2012
	2013	2012	2011	Amount	Percent
Salaries	$897	$902	$862	$(5)	(.6)%
Technology contract labor, net	72	69	35	3	4.3
Incentive compensation	318	290	278	28	9.7
Employee benefits	249	237	223	12	5.1
Stock-based compensation (a)	35	49	41	(14)	(28.6)
Severance	38	23	21	15	65.2
Total personnel expense	$1,609	$1,570	$1,460	$39	2.5	%

(a)	Excludes directors’ stock-based compensation of $3 million in 2013, $4 million in 2012, and less than $1 million in 2011, reported as “other expense” in Figure 10.

Operating lease expense

The decrease in operating lease expense in both 2013 and 2012 compared to the prior year is primarily attributable to product run-off. Income related to the rental of leased equipment is presented in Figure 7 as “operating lease income and other leasing gains.”

FDIC assessment

FDIC assessment expense declined $1 million, or 3.2%, from 2012 to 2013, and decreased $21 million, or 40.4%, from 2011 to 2012. The decline from 2011 to 2012 was a result of the change in the calculation method for deposit insurance assessments.

Intangible asset amortization

Intangible asset amortization increased $21 million in 2013 compared to 2012, and $19 million in 2012 compared to 2011. The increases are a result of the third quarter 2012 acquisitions of the credit card portfolio and Western New York branches.

Other expense

Other expense comprises various miscellaneous expense items. Other expense declined $11 million from 2012 to 2013 due to fluctuations in several of those line items. Other expense increased $30 million from 2011 to 2012, which included $14 million in recurring expenses associated with the acquisitions of the credit card portfolios and Western New York branches.

Income taxes

We recorded a tax provision from continuing operations of $271 million for 2013, compared to a tax provision of $231 million for 2012 and $364 million for 2011. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 23.7% for 2013, compared to 21.4% for 2012, and 27.4% for 2011.

Our federal tax (benefit) expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves. In addition, in 2013 and 2012, our effective tax rate was lower due to the early termination of certain leveraged leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

We recorded a valuation allowance of $1 million and $3 million at December 31, 2013, and 2012, respectively, against the gross deferred tax assets for certain state net operating loss and state credit carryforwards.

Line of Business Results

This section summarizes the financial performance and related strategic developments of our two major business segments (operating segments): Key Community Bank and Key Corporate Bank. Note 23 (“Line of Business Results”) describes the products and services offered by each of these business segments, provides more detailed financial information pertaining to the segments and certain lines of business, and explains “Other Segments” and “Reconciling Items.”

Figure 12 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for each of the past three years.

Figure 12. Major Business Segments - Taxable-Equivalent (“TE”) Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

Year ended December 31,				Change 2013 vs. 2012
dollars in millions	2013	2012	2011	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$2,191	$2,225	$2,206	$(34)	(1.5)%
Key Corporate Bank	1,538	1,521	1,499	17	1.1
Other Segments	387	414	299	(27)	(6.5)
Total Segments	4,116	4,160	4,004	(44)	(1.1)
Reconciling Items	(2)	(16)	(24)	14	N/M
Total	$4,114	$4,144	$3,980	$(30)	(.7)%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$151	$129	$191	$22	17.1%
Key Corporate Bank	444	409	554	35	8.6
Other Segments	314	256	209	58	22.7
Total Segments	909	794	954	115	14.5
Reconciling Items	(39)	41	1	(80)	N/M
Total	$870	$835	$955	$35	4.2%

Key Community Bank summary of operations

As shown in Figure 13, Key Community Bank recorded net income attributable to Key of $151 million for 2013, compared to $129 million for 2012, and $191 million for 2011. The increase in 2013 was primarily due to Key’s efficiency initiative.

Taxable-equivalent net interest income declined by $47 million, or 3.2%, from 2012. Average loans and leases grew $2.1 billion, or 7.8%, while average deposits increased by $1.1 billion, or 2.2%, compared to 2012. The positive contribution to net interest income from loan and deposit growth was offset by a reduction in the value of deposits in 2013 compared to one year ago.

Noninterest income increased by $13 million, or 1.7%, from 2012. Trust and investment services income increased $17 million due to an increase in assets under management resulting from market appreciation and increased production. Cards and payments income increased $26 million due to the full year impact of the credit card portfolio acquisition in 2012. These increases in noninterest income were partially offset by a $21 million decrease in consumer mortgage income primarily due to lower originations and a $5 million decline in other income.

The provision for loan and lease losses increased by $6 million, or 4%, from 2012. Net loan charge-offs declined $48 million, or 24.6%, from 2012, as a result of continued progress in the economic environment and further improvement in the credit quality of the portfolio.

Noninterest expense declined by $76 million, or 4.1%, from 2012 due to Key’s efficiency initiative. Personnel expense decreased $21 million, primarily due to declines in salaries and employee benefits. Nonpersonnel expense declined $55 million, primarily due to decreases in business services and professional fees, computer processing, and other support costs.

Key Community Bank recorded net income attributable to Key of $129 million for 2012, compared to net income of $191 million for 2011. Taxable-equivalent net interest income increased by $16 million, or 1.1%, from 2011. Average loans and leases grew $1.6 billion, or 6.3%, while average deposits increased by $1 billion, or 2.1%, compared to 2011. The Western New York branch and credit card portfolio acquisitions contributed $61 million to net interest income, $454 million to average loans and leases, and $932 million to deposits. The positive contribution to net interest income from the acquisitions was offset by the impact of lower value on deposits driven by the prolonged low rate environment. Noninterest income increased by $3 million, or .4%, from 2011. The Western New York branch and credit card portfolio acquisitions contributed $25 million mainly in credit card fees, brokerage commissions, and service charges on deposit accounts. Trust and investment services income increased $12 million primarily due to an increase in assets under management resulting from market appreciation and increased production. These increases in noninterest income were partially offset by a $26 million decline in cards and payment income resulting from government pricing controls on debit transactions that went into effect October 1, 2011. The provision for loan and lease losses increased by $2 million, or 1.4%, from 2011. Net loan charge-offs declined $79 million, or 28.8%, from 2011 as a result of continued progress in the economic environment and further improvement in credit quality of the portfolio. Noninterest expense increased by $116 million, or 6.6%, from 2011. The Western New York branch and credit card portfolio acquisitions contributed $62 million to the increase in noninterest expense spread across several expense categories including personnel, loan servicing and intangible amortization.

Figure 13. Key Community Bank

Year ended December 31,				Change 2013 vs. 2012

dollars in millions	2013	2012	2011	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,425	$1,472	$1,456	$(47)	(3.2)%
Noninterest income	766	753	750	13	1.7
Total revenue (TE)	2,191	2,225	2,206	(34)	(1.5)
Provision (credit) for loan and lease losses	156	150	148	6	4.0
Noninterest expense	1,794	1,870	1,754	(76)	(4.1)
Income (loss) before income taxes (TE)	241	205	304	36	17.6
Allocated income taxes (benefit) and TE adjustments	90	76	113	14	18.4
Net income (loss) attributable to Key	$151	$129	$191	$22	17.1	%

AVERAGE BALANCES
Loans and leases	$29,309	$27,200	$25,599	$2,109	7.8	%
Total assets	31,628	29,616	27,781	2,012	6.8
Deposits	49,723	48,644	47,643	1,079	2.2

Assets under management at year end	$26,664	$23,638	$21,206	$3,026	12.8	%

ADDITIONAL KEY COMMUNITY BANK DATA

Year ended December 31,				Change 2013 vs. 2012

dollars in millions	2013	2012	2011	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$268	$251	$239	$17	6.8	%
Services charges on deposit accounts	237	238	234	(1)	(.4)
Cards and payments income	144	118	144	26	22.0
Other noninterest income	117	146	133	(29)	(19.9)
Total noninterest income	$766	$753	$750	$13	1.7	%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$26,616	$24,400	$21,889	$2,216	9.1	%
Savings deposits	2,495	2,208	1,949	287	13.0
Certificates of deposits ($100,000 or more)	2,331	3,064	4,016	(733)	(23.9)
Other time deposits	4,078	5,370	7,168	(1,292)	(24.1)
Deposits in foreign office	279	291	306	(12)	(4.1)
Noninterest-bearing deposits	13,924	13,311	12,315	613	4.6
Total deposits	$49,723	$48,644	$47,643	$1,079	2.2	%

HOME EQUITY LOANS
Average balance	$10,086	$9,520	$9,390
Weighted-average loan-to-value ratio (at date of origination)	71%	70%	70%
Percent first lien positions	58	55	53
OTHER DATA
Branches	1,028	1,088	1,058
Automated teller machines	1,335	1,611	1,579

Key Corporate Bank summary of operations

As shown in Figure 14, Key Corporate Bank recorded net income attributable to Key of $444 million for 2013, compared to $409 million for 2012, and $554 million for 2011. The 2013 increase was driven by an increase in noninterest income and a decrease in the provision for loan and lease losses, partially offset by a decrease in taxable-equivalent net interest income and an increase in noninterest expense.

Taxable-equivalent net interest income decreased by $14 million, or 1.8%, in 2013 compared to 2012. The decline was driven by a $15 million, or 6.5%, decrease in the deposit spread, as the decline in rates due to the continued low-rate environment offset a $3.1 billion increase in deposit balances. The earning asset spread increased $16 million, or 3.3%, from 2012, as increased earning asset balances of $1.6 billion, or 7.6%, were partially offset by a decrease in the spread rate year over year.

Noninterest income increased by $31 million, or 4.1%, from 2012. This increase was driven by a $33 million increase in mortgage servicing fees, related to increases in core mortgage servicing fees, special servicing fees, and investments in commercial mortgage servicing. In addition, there was an $11 million increase in gains realized on the disposition of certain investments held by the Real Estate Capital line of business and a $9 million increase in investment banking and debt placement fees. These increases were partially offset by a $20 million decrease in operating lease income and other leasing gains.

The provision for loan and lease losses was a credit of $6 million in 2013, compared to a charge of $24 million in 2012. The 2013 credit was driven by improved credit quality within the portfolio, as the quality of new business volume exceeded that of the legacy portfolio. Net loan charge-offs decreased from $64 million in 2012 to $1 million in 2013.

Noninterest expense increased by $8 million, or .9%, from 2012. This increase was driven by a $7 million charge in the provision (credit) for losses on lending-related commitments for 2013, compared to a credit of $17 million for 2012, and an increase in personnel expense. These increases were partially offset by decreases in operating lease expense due to product run-off, net OREO expense, and other expense categories.

The 2012 decline in net income from continuing operations attributable to Key compared to 2011 resulted from increases in the provision for loan and lease losses and noninterest expense, partially offset by increases in net interest income and noninterest income. Taxable-equivalent net interest income increased by $13 million, or 1.7%, in 2012 compared to 2011, as a reduction in the value of deposits due to historically low interest rates was offset by increases in both deposit balances and earning assets. Noninterest income increased $9 million, or 1.2%, as increases in investment banking and debt placement fees were partially offset by decreases in operating lease income and other leasing gains due to product runoff, loan fees and gains on the disposition of certain investments held by the Real Estate Capital line of business, and changes in the derivative reserve. The provision for loan and lease losses increased $222 million due to a charge of $24 million taken in 2012 compared to a credit of $198 million in 2011. Noninterest expense increased $21 million, or 2.5%, driven by higher corporate overhead, net OREO expenses recorded in 2012 versus net OREO gains in 2011, and increases in personnel expense. These expenses were partially offset by decreases in operating lease expense due to product run-off and declines in other expense categories.

Figure 14. Key Corporate Bank

Year ended December 31,				Change 2013 vs. 2012

dollars in millions	2013	2012	2011	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$756	$770	$757	$(14)	(1.8)%
Noninterest income	782	751	742	31	4.1
Total revenue (TE)	1,538	1,521	1,499	17	1.1
Provision (credit) for loan and lease losses	(6)	24	(198)	(30)	N/M
Noninterest expense	854	846	825	8	.9
Income (loss) before income taxes (TE)	690	651	872	39	6.0
Allocated income taxes and TE adjustments	246	239	318	7	2.9
Net income (loss)	444	412	554	32	7.8
Less: Net income (loss) attributable to noncontrolling interests	—	3	—	(3)	N/M
Net income (loss) attributable to Key	$444	$409	$554	$35	8.6	%

AVERAGE BALANCES
Loans and leases	$20,447	$18,879	$17,410	$1,568	8.3	%
Loans held for sale	492	500	302	(8)	(1.6)
Total assets	24,361	22,983	21,542	1,378	6.0
Deposits	15,778	12,637	10,798	3,141	24.9

Assets under management at year end	$10,241	$11,106	$13,049	$(865)	(7.8)%

ADDITIONAL KEY CORPORATE BANK DATA

Year ended December 31,				Change 2013 vs. 2012
dollars in millions	2013	2012	2011	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$128	$127	$136	$1	.8	%
Investment banking and debt placement fees	329	320	224	9	2.8
Operating lease income and other leasing gains	64	84	116	(20)	(23.8)
Corporate services income	126	126	150	—	—
Service charges on deposit accounts	44	49	46	(5)	(10.2)
Cards and payments income	18	20	23	(2)	(10.0)
Payments and services income	188	195	219	(7)	(3.6)
Mortgage servicing fees	58	25	27	33	132.0
Other noninterest income	15	—	20	15	N/M
Total noninterest income	$782	$751	$742	$31	4.1	%

Other Segments

Other Segments consists of Corporate Treasury, our Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $314 million for 2013, compared to $256 million for 2012. The 2013 results reflect an increase in taxable-equivalent net interest income of $127 million compared to 2012. The provision for loan and lease losses for 2013 was a credit of $21 million compared to a charge of $55 million for 2012. These improvements were partially offset by a decrease in noninterest income of $154 million.

In 2012, Other Segments generated net income attributable to Key of $256 million, compared to $209 million for 2011. The 2012 results reflected a $137 million increase in noninterest income, partially offset by a decrease in taxable-equivalent net interest income of $22 million and an increase in the provision for loan and lease losses of $60 million.

Financial Condition

Loans and loans held for sale

Figure 15 shows the composition of our loan portfolio at December 31 for each of the past five years.

Figure 15. Composition of Loans

	2013					2012					2011
December 31, dollars in millions	Amount			Percent of Total		Amount			Percent of Total		Amount	Percent of Total
COMMERCIAL
Commercial, financial and agricultural (a), (b)	$24,963			45.8	%	$23,242			44.0	%	$19,759	39.9	%
Commercial real estate: (c)
Commercial mortgage	7,720			14.2		7,720			14.6		8,037	16.2
Construction	1,093			2.0		1,003			1.9		1,312	2.6
Total commercial real estate loans	8,813			16.2		8,723			16.5		9,349	18.8
Commercial lease financing	4,551	(d	)	8.4		4,915			9.3		5,674	11.4
Total commercial loans	38,327			70.4		36,880			69.8		34,782	70.1

CONSUMER
Real estate — residential mortgage	2,187			4.0		2,174			4.1		1,946	3.9
Home equity:
Key Community Bank	10,340			19.0		9,816			18.6		9,229	18.6
Other	334			.6		423			.8		535	1.1
Total home equity loans	10,674			19.6		10,239			19.4		9,764	19.7
Consumer other — Key Community Bank	1,449			2.7		1,349			2.5		1,192	2.4
Credit cards	722			1.3		729			1.4		—	—
Consumer other:
Marine	1,028			1.9		1,358			2.6		1,766	3.6
Other	70			.1		93			.2		125	.3
Total consumer other	1,098			2.0		1,451			2.8		1,891	3.9
Total consumer loans	16,130			29.6		15,942			30.2		14,793	29.9
Total loans (e), (f)	$54,457			100.0	%	$52,822			100.0	%	$49,575	100.0	%

	2010					2009
	Amount			Percent of Total		Amount			Percent of Total
COMMERCIAL
Commercial, financial and agricultural	$16,441			32.8	%	$19,248			32.7	%
Commercial real estate:
Commercial mortgage	9,502			19.0		10,457	(g	)	17.8
Construction	2,106			4.2		4,739	(g	)	8.1
Total commercial real estate loans	11,608			23.2		15,196			25.9
Commercial lease financing	6,471			12.9		7,460			12.7
Total commercial loans	34,520			68.9		41,904			71.3

CONSUMER
Real estate — residential mortgage	1,844			3.7		1,796			3.1
Home equity:
Key Community Bank	9,514			19.0		10,048			17.1
Other	666			1.3		838			1.4
Total home equity loans	10,180			20.3		10,886			18.5
Consumer other — Key Community Bank	1,167			2.3		1,181			2.0
Credit cards	—			—		—			—
Consumer other:
Marine	2,234			4.5		2,787			4.7
Other	162			.3		216			.4
Total consumer other	2,396			4.8		3,003			5.1
Total consumer loans	15,587			31.1		16,866			28.7
Total loans (e)	$50,107			100.0	%	$58,770			100.0	%

(a)	Loan balances include $94 million and $90 million of commercial credit card balances at December 31, 2013, and 2012, respectively.

(b)	See Figure 16 for a more detailed breakdown of our commercial, financial and agricultural loan portfolio at December 31, 2013, and December 31, 2012.

(c)	See Figure 17 for a more detailed breakdown of our commercial real estate loan portfolio at December 31, 2013.

(d)	December 31, 2013, includes commercial lease financing receivables of $58 million held as collateral for a secured borrowing. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”).

(e)	Excludes loans in the amount of $4.5 billion at December 31, 2013, $5.2 billion at December 31, 2012, $5.8 billion at December 31, 2011, $6.5 billion at December 30, 2010, and $3.5 billion at December 30, 2009, related to the discontinued operations of the education lending business.

(f)	December 31, 2013, includes purchased loans of $166 million, of which $16 million were PCI loans. December 31, 2012, includes purchased loans of $217 million, of which $23 million were PCI loans.

(g)	In late March 2009, we transferred $1.5 billion of loans from the construction portfolio to the commercial mortgage portfolio in accordance with regulatory guidelines pertaining to the classification of loans for projects that have reached a completed status.

At December 31, 2013, total loans outstanding from continuing operations were $54.5 billion, compared to $52.8 billion at the end of 2012, and $49.6 billion at the end of 2011. Loans related to the discontinued operations of the education lending business and excluded from total loans were $4.5 billion at December 31, 2013, $5.2 billion at December 31, 2012, and $5.8 billion at December 31, 2011. Further information regarding our discontinued operations is provided in the section titled “Consumer loan portfolio” within this discussion. The increase in our outstanding loans from continuing operations over the past year results primarily from increased lending activity in our commercial, financial and agricultural portfolio, along with the credit card portfolio and Western New York branch acquisitions. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”

Commercial loan portfolio

Commercial loans outstanding were $38.3 billion at December 31, 2013, an increase of $1.4 billion, or 3.9%, compared to December 31, 2012.

Commercial, financial and agricultural.    As shown in Figure 15, our commercial, financial and agricultural loans, also referred to as “commercial and industrial,” represent 45.8% and 44.0% of our total loan portfolio at December 31, 2013, and 2012, respectively, and are the largest component of our total loans. The loans consist of fixed and variable rate loans to our large, middle market and small business clients. These loans increased $1.7 billion, or 7.4%, from one year ago. Growth in our commercial and industrial portfolio is primarily attributable to increased loans to clients in the manufacturing, technology, and healthcare industries. Additionally, we are increasing loans to real estate investment trust (“REIT”) clients and institutionally-backed commercial real estate (“CRE”) funds. REITs and institutional CRE funds effectively enable us to lend to entities that generally have more diverse cash flows, lower debt levels and better access to the capital markets than private owners or developers.

Figure 16. Commercial, Financial and Agricultural Loans

	December 31, 2013			December 31, 2012
dollars in millions	Amount	Percent of Total		Amount	Percent of Total
Industry classification:
Services	$6,036	24.2	%	$5,610	24.1	%
Manufacturing	4,238	17.0		4,196	18.1
Public utilities	1,838	7.4		1,424	6.1
Financial services	2,155	8.6		2,236	9.6
Wholesale trade	1,838	7.4		1,604	6.9
Retail trade	993	4.0		889	3.8
Mining	634	2.5		761	3.3
Dealer floor plan	1,345	5.4		1,216	5.2
Property management	877	3.5		798	3.4
Transportation	953	3.8		851	3.7
Building contractors	526	2.1		459	2.0
Agriculture/forestry/fishing	542	2.2		584	2.5
Insurance	169	.7		112	.5
Public administration	432	1.7		446	1.9
Communications	204	.8		183	.8
Other	2,183	8.7		1,873	8.1
Total	$24,963	100.0	%	$23,242	100.0	%

Commercial, financial and agricultural loans increased $1.7 billion, or 7.4%, from the same period last year, with Key Corporate Bank increasing $1.6 billion and Key Community Bank up $98 million. We have experienced growth in new high credit quality loan commitments, and utilization with clients in our middle market segment, and as well as in our Institutional and Capital Markets business. Our two largest industry classifications — services and manufacturing — increased by 7.6% and 1.0%, respectively, when compared to one year ago. The services and manufacturing industries represented 24.2% and 17.0%, respectively, of the total commercial, financial and agricultural loan portfolio at December 31, 2013, compared to 24.1% and 18.1%, respectively, at December 31, 2012. At the end of each period provided in Figure 16 above, loans in the services and manufacturing industry classifications accounted for over 40% of our total commercial, financial and agricultural loan portfolio.

Services, manufacturing, and public utilities are focus areas where we maintain dedicated industry verticals that are staffed by relationship managers who possess deep industry experience and knowledge. Our loans in the services classification grew by $426 million, or 7.6%, compared to last year. The growth in the services loan portfolio was largely related to increases in lending to large corporate, middle market, and business banking clients and was partially offset by decreases in loans to clients in private bank and real estate. Loans in the manufacturing classification grew by $42 million, or 1.0%, compared to the same period one year ago. Increases in lending to large corporate, middle market, and business banking clients accounted for the majority of the growth in this classification. Loans in the public utilities classification grew by $414 million, or 29.1%, compared to last year.

Commercial real estate loans.    CRE loans represent 16.2% of our total loan portfolio at December 31, 2013, compared to 16.5% one year ago. These CRE loans, including both owner- and nonowner-occupied properties, represented 23.0% of our commercial loan portfolio at December 31, 2013, compared to 23.7% one year ago. These loans have increased $90 million, or 1.0%, to $8.8 billion at December 31, 2013, from $8.7 billion at December 31, 2012. Our CRE lending business is conducted through two primary sources: our 12-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of CRE located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 55.8% of our average year-to-date CRE loans, compared to 54.3% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of CRE.

Figure 17 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 17, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 17, at December 31, 2013, our CRE portfolio included mortgage loans of $7.7 billion and construction loans of $1.1 billion, representing 14.2% and 2.0%, respectively, of our total loans. Nonowner-occupied loans represented 10.8% of our total loans and owner-occupied loans represented 5.4% of our total loans. The average size of mortgage loans originated during 2013 was $3.7 million, and our largest mortgage loan at December 31, 2013, had a balance of $101.3 million. At December 31, 2013, our average construction loan commitment was $6.0 million. Our largest construction loan commitment was $58.0 million, and our largest construction loan amount outstanding was $55.7 million.

Also shown in Figure 17, at December 31, 2013, 66.6% of our CRE loans were for nonowner-occupied properties, compared to 64.0% at December 31, 2012. Approximately 15.9% and 14.9% of these loans were construction loans at December 31, 2013, and 2012, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the construction loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn, in rental rates and occupancy, would adversely affect our portfolio of construction loans.

Figure 17. Commercial Real Estate Loans

December 31, 2013 dollars in millions	Geographic Region							Percent of Total			Commercial Mortgage
	West	Southwest	Central	Midwest	Southeast	Northeast	Total			Construction
Nonowner-occupied:
Retail properties	$154	$133	$109	$128	$311	$118	$953	10.8	%	$143	$810
Multifamily properties	415	140	348	409	603	147	2,062	23.4		571	1,491
Health facilities	238	—	107	239	184	216	984	11.2		15	969
Office buildings	159	10	91	142	60	94	556	6.3		43	513
Warehouses	209	—	19	73	119	98	518	5.9		50	468
Manufacturing facilities	1	—	2	5	66	7	81	.9		2	79
Hotels/Motels	10	5	—	25	62	6	108	1.2		—	108
Residential properties	9	—	25	14	21	21	90	1.0		47	43
Land and development	14	—	10	9	16	17	66	.7		42	24
Other	95	—	38	88	79	155	455	5.2		22	433
Total nonowner-occupied	1,304	288	749	1,132	1,521	879	5,873	66.6		935	4,938
Owner-occupied	1,179	17	348	725	39	632	2,940	33.4		158	2,782
Total	$2,483	$305	$1,097	$1,857	$1,560	$1,511	$8,813	100.0	%	$1,093	$7,720

Nonowner-occupied:
Nonperforming loans	$2	—	—	$8	$1	$12	$23	N/M		$11	$12
Accruing loans past due 90 days or more	7	—	$2	3	—	—	12	N/M		1	11
Accruing loans past due 30 through 89 days	1	—	—	—	10	7	18	N/M		10	8

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont

During 2013, nonperforming loans related to our nonowner-occupied properties decreased by $104 million from $127 million at December 31, 2012, to $23 million at December 31, 2013, as a result of continued improvement in asset quality and market conditions. This category of loans declined by $47 million during 2012.

Since December 31, 2012, our nonowner-occupied CRE portfolio has increased by approximately $287 million, or 5.1%, as many of our clients have taken advantage of opportunities to permanently refinance their loans at historically low interest rates.

If the economic recovery stalls, it may weaken the CRE market fundamentals (i.e., vacancy rates, the stability of rental income and asset values), leading to reduced cash flow to support debt service payments. Reduced client cash flow would adversely affect our ability to collect such payments. Accordingly, the value of CRE loan portfolio could be adversely affected.

Commercial lease financing.    We conduct commercial lease financing arrangements through our Key Equipment Finance line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 11.9% of commercial loans at December 31, 2013, and 13.3% at December 31, 2012.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During 2013, there were $69 million of new restructured commercial loans.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 5 (“Asset Quality”).

Figure 18. Commercial TDRs by Note Type and Accrual Status

December 31,
in millions	2013	2012
Commercial TDRs by Note Type
Tranche A	$107	$117
Total Commercial TDRs	$107	$117

Commercial TDRs by Accrual Status
Nonaccruing	$52	$96
Accruing	55	21
Total Commercial TDRs	$107	$117

We often use an A-B note structure for our TDRs, breaking the existing loan into two tranches. First, we create an A note. Since the objective of this TDR note structure is to achieve a fully performing and well-rated A note, we focus on sizing that note to a level that is supported by cash flow available to service debt at current market terms and consistent with our customary underwriting standards. This note structure typically will include a debt coverage ratio of 1.2 or better of cash flow to monthly payments of market interest, and principal amortization of generally not more than 25 years. (These metrics are adjusted from time to time based upon changes in long-term markets and “take-out underwriting standards” of our various lines of business.) Appropriately sized A notes are more likely to return to accrual status, allowing us to resume recognizing interest income. As the borrower’s payment performance improves, these restructured notes typically also allow for an upgraded internal quality risk rating classification. Moreover, the borrower retains ownership and control of the underlying collateral (typically, CRE), the borrower’s capital structure is strengthened (often to the point that fresh capital is attracted to the transaction), and local markets are spared distressed/fire sales.

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

Restructured nonaccrual loans may be returned to accrual status based on a current, well-documented evaluation of the credit, which would include analysis of the borrower’s financial condition, prospects for repayment under the modified terms, and alternate sources of repayment such as the value of loan collateral. We wait a reasonable period (generally a minimum of six months) to establish the borrower’s ability to sustain historical repayment performance before returning the loan to accrual status. Sustained historical repayment performance prior to the restructuring also may be taken into account. The primary consideration for returning a restructured loan to accrual status is the reasonable assurance that the full contractual principal balance of the loan and the ongoing contractually-required interest payments will be fully repaid. Although our policy is a guideline, considerable judgment is required to review each borrower’s circumstances.

All loans processed as TDRs, including A notes and any non-charged-off B notes, are reported as TDRs during the calendar year in which the restructure took place.

Additional information regarding TDRs is provided in Note 5 (“Asset Quality”).

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

While the specific steps of each guarantor analysis may vary, the high level objectives include determining the overall financial conditions of the guarantor entities, including size, quality, and nature of asset base; net worth (adjusted to reflect our opinion of market value); leverage; standing liquidity; recurring cash flow; contingent and direct debt obligations; and near term debt maturities.

Borrower and guarantor financial statements are required at least annually within 90-120 days of the calendar/fiscal year end. Income statements and rent rolls for project collateral are required quarterly. We may require certain information, such as liquidity, certifications, status of asset sales or debt resolutions, and real estate schedules, to be provided more frequently.

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

As of December 31, 2013, we had $3.4 million of mortgage and construction loans that had a loan-to-value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding increased by $188 million, or 1.2%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 96.9% of this portfolio at December 31, 2013, is originated from Key Community Bank within our 12-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank increased by $524 million, or 5.3%, over the past twelve months as a result of stabilized home values, improved employment, and favorable borrowing conditions.

As shown in Figure 13, we hold the first lien position for approximately 58% of the Key Community Bank home equity portfolio at December 31, 2013, and 55% at December 31, 2012. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratio. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. This regulatory guidance related to the classification of second lien home equity loans was implemented prospectively, and therefore prior periods were not adjusted. At December 31, 2013, 42% of our home equity portfolio is secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 19 summarizes our home equity loan portfolio by source at the end of each of the last five years, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 19. Home Equity Loans

December 31, dollars in millions	2013	2012		2011	2010	2009
SOURCES OF YEAR END LOANS
Key Community Bank	$10,340	$9,816		$9,229	$9,514	$10,048
Other	334	423		535	666	838
Total	$10,674	$10,239		$9,764	$10,180	$10,886

Nonperforming loans at year end	$220	$231	(a), (b)	$120	$120	$128
Net loan charge-offs for the year	66	118		130	175	165
Yield for the year	4.07%	4.21%		4.34%	4.45%	4.63%

(a)	Includes $48 million of performing home equity second liens that are subordinate to first liens and 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown. Such second liens are now being reported as nonperforming loans based upon regulatory guidance issued in January 2012.

(b)	Includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in regulatory guidance that was updated in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

Loans held for sale

As shown in Note 4 (“Loans and Loans Held for Sale”), our loans held for sale were $611 million at December 31, 2013, compared to $599 million at December 31, 2012. During 2013, we recorded net gains

(losses) from loan sales of $125 million on the income statement. There were no loans held for sale related to the discontinued operations of the education lending business at December 31, 2013, and 2012.

At December 31, 2013, loans held for sale included $307 million of commercial mortgages, which decreased by $170 million from December 31, 2012, $278 million of commercial, financial and agricultural loans, which increased $249 million from December 31, 2012, $17 million of residential mortgage loans, which decreased by $68 million from December 31, 2012, and $9 million of commercial lease financing, which increased $1 million from December 31, 2012. Valuations are conducted using internal models that rely on market data from sales or nonbinding bids on similar assets, including credit spreads, treasury rates, interest rate curves and risk profiles, as well as our own assumptions about the exit market for the loans and details about individual loans within the respective portfolios. We review our assumptions quarterly. For additional information related to the valuation of loans held for sale, see Note 6 (“Fair Value Measurements”).

Loan sales

As shown in Figure 20, during 2013, we sold $4.1 billion of CRE loans, $840 million of residential real estate loans, and $275 million of commercial loans. Most of these sales came from the held-for-sale portfolio. Additionally, there were $147 million of education loans sold (included in “discontinued assets” on the balance sheet).

Among the factors that we consider in determining which loans to sell are:

¿	our business strategy for particular lending areas;

¿	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

¿	our A/LM needs;

¿	the cost of alternative funding sources;

¿	the level of credit risk;

¿	capital requirements; and

¿	market conditions and pricing.

Figure 20 summarizes our loan sales for 2013 and 2012.

Figure 20. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2013
Fourth quarter	$39	$1,504	$141	$102	$1,786
Third quarter	17	923	129	184	1,253
Second quarter	181	815	90	226	1,312
First quarter	38	880	69	328	1,315
Total	$275	$4,122	$429	$840	$5,666	(a)

2012
Fourth quarter	$38	$1,233	$53	$493	$1,817
Third quarter	46	787	47	503	1,383
Second quarter	24	808	26	379	1,237
First quarter	36	715	22	400	1,173
Total	$144	$3,543	$148	$1,775	$5,610

(a)	Excludes education loans of $147 million sold during 2013 that relate to the discontinued operations of the education lending business. There were no education loans sold during 2012.

Figure 21 shows loans that are either administered or serviced by us but not recorded on the balance sheet. The table includes loans that have been sold.

Figure 21. Loans Administered or Serviced

December 31, in millions	2013	2012	2011	2010	2009
Commercial real estate loans (a)	$177,731	$107,630	$99,608	$117,071	$123,599
Education loans (b)	—	—	—	—	3,810
Commercial lease financing	717	520	521	706	649
Commercial loans	327	343	306	269	247
Total	$178,775	$108,493	$100,435	$118,046	$128,305

(a)	We acquired the servicing for commercial mortgage loan portfolios with an aggregate principal balance of $105.9 billion during 2013, $11.8 billion during 2012, $3.5 billion during 2011, $1.6 billion during 2010, and $7.2 billion during 2009.

(b)	We adopted new accounting guidance on January 1, 2010, which required us to consolidate our education loan securitization trusts and resulted in the addition of approximately $2.8 billion of assets, and the same amount of liabilities and equity, to our balance sheet.

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.4 billion of the $179 billion of loans administered or serviced at December 31, 2013. Additional information about this recourse arrangement is included in Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

We derive income from several sources when retaining the right to administer or service loans that are sold. We earn noninterest income (recorded as “other income”) from fees for servicing or administering loans. This fee income is reduced by the amortization of related servicing assets. In addition, we earn interest income from investing funds generated by escrow deposits collected in connection with the servicing of CRE loans. Additional information about our mortgage servicing assets is included in Note 9 (“Mortgage Servicing Assets”).

Maturities and sensitivity of certain loans to changes in interest rates

Figure 22 shows the remaining maturities of certain commercial and real estate loans, and the sensitivity of those loans to changes in interest rates. At December 31, 2013, approximately 27.4% of these outstanding loans were scheduled to mature within one year.

Figure 22. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates

December 31, 2013 in millions	Within One Year	One - Five Years	Over Five Years	Total
Commercial, financial and agricultural	$7,551	$13,957	$3,455	$24,963
Real estate — construction	444	534	115	1,093
Real estate — residential and commercial mortgage	1,858	4,365	3,684	9,907
	$9,853	$18,856	$7,254	$35,963

Loans with floating or adjustable interest rates (a)		$15,533	$3,605	$19,138
Loans with predetermined interest rates (b)		3,323	3,649	6,972

		$18,856	$7,254	$26,110

(a)	Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.

(b)	Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.

Securities

Our securities portfolio totaled $17.1 billion at December 31, 2013, compared to $16 billion at December 31, 2012. Available-for-sale securities were $12.3 billion at December 31, 2013, compared to $12.1 billion at

December 31, 2012. Held-to-maturity securities were $4.8 billion at December 31, 2013, compared to $3.9 billion at December 31, 2012. Essentially all of our held-to-maturity securities portfolio was invested in CMOs at December 31, 2013.

As shown in Figure 23, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at cost for the held-to-maturity portfolio. For more information about these securities, see Note 6 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques,” and Note 7 (“Securities”).

Figure 23. Mortgage-Backed Securities by Issuer

December 31, in millions	2013	2012	2011
FHLMC	$7,047	$7,923	$8,984
FNMA	5,978	5,246	5,583
GNMA	3,997	2,746	3,464
Total (a)	$17,022	$15,915	$18,031

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At December 31, 2013, we had $12.3 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $12 billion at December 31, 2012.

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

Throughout 2012 and 2013, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities, as well as the Western New York branch acquisition in July 2012 (including credit card assets obtained in September 2012) and the acquisition of Key-branded credit card assets in August 2012.

Figure 24 shows the composition, yields and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7 (“Securities”).

Figure 24. Securities Available for Sale

dollars in millions	States and Political Subdivisions	Collateralized Mortgage Obligations	(a)	Other Mortgage- Backed Securities	(a)	Other Securities	(b)	Total		Weighted- Average Yield	(c)
December 31, 2013
Remaining maturity:
One year or less	$2	$463		$1		—		$466		3.30%
After one through five years	16	10,152		1,274		$20		11,462		2.31
After five through ten years	22	385		7		—		414		1.79
After ten years	—	—		4		—		4		5.75
Fair value	$40	$11,000		$1,286		$20		$12,346		—
Amortized cost	39	11,120		1,270		17		12,446		2.33%
Weighted-average yield (c)	6.06%	2.30%		2.70%		—		2.33	% (d)	—
Weighted-average maturity	4.8 years	3.6 years		3.3 years		4.0 years		3.5 years		—
December 31, 2012
Fair value	$49	$11,464		$538		$43		$12,094		—
Amortized cost	47	11,148		491		42		11,728		2.91%
December 31, 2011
Fair value	$63	$15,162		$778		$9		$16,012		—
Amortized cost	60	14,707		715		8		15,490		3.19%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $20 million of securities at December 31, 2013, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Figure 25 shows the composition, yields and remaining maturities of these securities.

Figure 25. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations		Other Securities		Total		Weighted- Average Yield	(a)
December 31, 2013
Remaining maturity:
One year or less	—		$7		$7		4.14	%
After one through five years	$144		—		144		1.84
After five through ten years	4,592		13		4,605		1.83
Amortized cost	$4,736		$20		$4,756		1.83	%
Fair value	4,597		20		4,617		—
Weighted-average yield	1.83	%	2.57	% (b)	1.83	% (b)	—
Weighted-average maturity	3.7 years		1.8 years		3.7 years		—
December 31, 2012
Amortized cost	$3,913		$18		$3,931		1.92	%
Fair value	3,974		18		3,992		—
December 31, 2011
Amortized cost	$2,091		$18		$2,109		2.06	%
Fair value	2,115		18		2,133		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at December 31, 2013, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 57.1% of other investments at December 31, 2013. They include direct investments

(investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately-held companies and are carried at fair value. The fair value of the direct investments was $141 million at December 31, 2013, and $191 million at December 31, 2012, while the fair value of the indirect investments was $413 million at December 31, 2013, and $436 million at December 31, 2012. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. The implementation date of the Volcker Rule is July 21, 2015. Key is permitted to file for two one-year extensions, and an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to apply for the extensions and hold the investments. As of December 31, 2013, we have not committed to a plan to sell these investments.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost. There are indirect real-estate-related investments valued at $23 million at December 31, 2013, and $41 million at December 31, 2012, that may be subject to the disposal requirements under the Volcker Rule, as described in the previous paragraph.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During 2013, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $52 million, which includes $8 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 6 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During 2013, average domestic deposits were $65.3 billion and represented 86.6% of the funds we used to support loans and other earning assets, compared to $61.1 billion and 85.0% during 2012. The composition of our average deposits is shown in Figure 5 in the section entitled “Net interest income.”

The increase in average domestic deposits from 2012 to 2013 was driven by corporate clients and the addition of escrow deposits from our commercial mortgaging servicing business acquisition, resulting in increases in demand deposits of $2.8 billion and interest-bearing non-time deposits of $3.5 billion. Improved funding mix and maturities of our certificates of deposit have reduced the cost of total domestic deposits, which is down from 2012.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $2.8 billion during 2013, compared to $3.0 billion during 2012. The change from 2012 was caused by a $200 million decrease in foreign office deposits, a $19 million decrease in bank notes and other short-term borrowings, and a $12 million decrease in federal funds purchased and securities sold under agreements to repurchase.

At December 31, 2013, Key had $3.2 billion in time deposits of $100,000 or more. Figure 26 shows the maturity distribution of these deposits.

Figure 26. Maturity Distribution of Time Deposits of $100,000 or More

December 31, 2013 in millions	Domestic Offices	Foreign Offices	Total
Remaining maturity:
Three months or less	$781	$558	$1,339
After three through six months	416	—	416
After six through twelve months	593	—	593
After twelve months	841	—	841
Total	$2,631	$558	$3,189

Capital

At December 31, 2013, our shareholders’ equity was $10.3 billion, up $32 million from December 31, 2012. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity.

CCAR and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in the BHC’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. As previously reported, on January 7, 2013, we submitted to the Federal Reserve and provided to the OCC our 2013 capital plan under the annual CCAR process. On March 14, 2013, the Federal Reserve announced that it did not object to our 2013 capital plan. At its March 2013 meeting, our Board authorized up to $426 million of common share repurchases in the open market or through privately negotiated transactions. Subsequently, we received no objection from the Federal Reserve to use, and our Board approved the use of, the cash portion of the net after-tax gain from the sale of Victory (approximately $72 million) for additional common share repurchases.

Through the fourth quarter of 2013, we completed $409 million of common share repurchases on the open market under our 2013 capital plan. In the first quarter of 2013, we completed $65 million of common share repurchases on the open market under our 2012 capital plan. Common share repurchases under the 2013 capital plan are expected to be executed through the first quarter of 2014.

Dividends

Consistent with the 2013 capital plan, we made a dividend payment of $.055 per share, or $49 million, on our common shares during each of the second, third, and fourth quarters of 2013, and a dividend payment of $.05 per common share, or $47 million, during the first quarter of 2013. Changes to future dividends may be evaluated by the Board of Directors based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital planning process and CCAR is included in the “Supervision and Regulation” section of Item 1 of this report under the heading “Regulatory capital and liquidity.”

During 2013, we also made four quarterly dividend payments of $1.9375 per share, or $5.75 million, on our Series A Preferred Stock.

Common shares outstanding

Our common shares are traded on the New York Stock Exchange under the symbol KEY with 30,418 holders of record at December 31, 2013. Our book value per common share was $11.25 based on 890.7 million shares outstanding at December 31, 2013, compared to $10.78 based on 925.8 million shares outstanding at December 31, 2012. At December 31, 2013, our tangible book value per common share was $10.11, compared to $9.67 at December 31, 2012.

Figure 45 in the section entitled “Fourth Quarter Results” shows the market price ranges of our common shares, per common share earnings, and dividends paid by quarter for each of the last two years.

Figure 27 compares the price performance of our common shares (based on an initial investment of $100 on December 31, 2008, and assuming reinvestment of dividends) with that of the Standard & Poor’s 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the Standard & Poor’s 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the Standard & Poor’s 500 Index and the peer group.

Figure 27. Common Share Price Performance (2009 – 2013) (a)

(a)	Share price performance is not necessarily indicative of future price performance.

Figure 28 shows activities that caused the change in our outstanding common shares over the past two years.

Figure 28. Changes in Common Shares Outstanding

		2013 Quarters
in thousands	2013	Fourth	Third	Second	First	2012
Shares outstanding at beginning of period	925,769	897,821	912,883	922,581	925,769	953,008
Common shares issued (repurchased)	(41,599)	(7,659)	(16,364)	(10,786)	(6,790)	(30,637)
Shares reissued (returned) under employee benefit plans	6,554	562	1,302	1,088	3,602	3,398
Shares outstanding at end of period	890,724	890,724	897,821	912,883	922,581	925,769

At December 31, 2013, we had 126.2 million treasury shares, compared to 91.2 million treasury shares at December 31, 2012. During 2013, common shares outstanding decreased by 35 million shares from share repurchases under our 2012 and 2013 capital plans and the net activity in our employee benefit plans. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

As discussed in further detail in the “Supervision and Regulation” section in Item 1 of this report, we are required to annually submit a capital plan to the Federal Reserve setting forth planned capital actions, including any share repurchases our Board of Directors and management intend to make during the year (subject to the Federal Reserve’s notice of non-objection). Pursuant to that requirement, we have submitted to the Federal Reserve for review our 2014 capital plan.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at December 31, 2013. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described under the heading “Regulatory capital and liquidity” in the “Supervision and Regulation” section of Item 1 of this report. Our shareholders’ equity to assets ratio was 11.09% at December 31, 2013, compared to 11.51% at December 31, 2012. Our tangible common equity to tangible assets ratio was 9.80% at December 31, 2013, compared to 10.15% at December 31, 2012.

Banking industry regulators prescribe minimum capital ratios for BHCs like KeyCorp and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market risk items, subject to adjustment for predefined credit risk factors. Currently, banks and BHCs must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of December 31, 2013, our Tier 1 risk-based capital ratio and our total risk-based capital ratios were 11.96% and 14.33%, respectively, compared to 12.15% and 15.13%, respectively, at December 31, 2012.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. BHCs that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other BHCs must maintain a minimum ratio of 4.00%. As of December 31, 2013, our leverage ratio was 11.11%, compared to 11.41% at December 31, 2012.

The adoption of the Regulatory Capital Rules changes the regulatory capital standards that apply to BHCs by phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, beginning January 1, 2015, for standardized approaches banking organizations such as Key, will result in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital by 2016. These changes apply the same leverage and risk-based capital requirements that apply to depository institutions to BHCs, savings and loan holding companies, and nonbank financial companies identified as systemically important. Given our strong capital position, we expect to be able to satisfy the capital framework established under the Regulatory Capital Rules by our compliance date of January 1, 2015. The section titled “Supervision and Regulation” in Item 1 of this report contains more detailed information regarding the Regulatory Capital Rules.

As of December 31, 2013, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 11.96%, 11.11%, and 14.33%, respectively. The trust preferred securities issued by the KeyCorp capital trusts contribute $339 million, or 41, 38, and 41 basis points, to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of December 31, 2013. The new minimum capital ratios under the Regulatory Capital Rules together with the estimated capital ratios of Key at December 31, 2013, calculated on a fully phased-in basis are set forth under the heading “New minimum capital requirements” in the “Supervision and Regulation” section in Item 1 of this report.

Federal banking regulations group FDIC-insured depository institutions into one of five prompt corrective action capital categories, ranging from “well capitalized” to “critically undercapitalized.” A “well capitalized” institution must meet or exceed the prescribed threshold ratios of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to BHCs, we believe we would qualify as “well capitalized” at December 31, 2013, and we believe there has not been any change in condition or event since that date that would cause a change in capital category. Analysis on an estimated basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of December 31, 2013, also determines that we would qualify as “well capitalized” under current regulatory guidelines (Basel I), with the estimated Tier 1 risk-based capital ratio, estimated leverage ratio, and estimated total risk-based capital ratio being 11.56%, 10.73%, and 14.33%, respectively. The “Revised prompt corrective action standards” section in the “Supervision and Regulation” section of Item 1 of this report describes the new threshold capital ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules. The regulatory defined capital categories serve a limited supervisory function. Investors should not use our estimated ratios as a representation of our overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Regulatory capital and liquidity” in “Supervision and Regulation” under Item 1 of this report.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Regulatory Capital Rules are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations; this measure is considered to be a non-GAAP financial measure. Figure 4 in the “Highlights of Our 2013Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.22% at December 31, 2013, compared to 11.36% at December 31, 2012.

Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. At December 31, 2013, and December 31, 2012, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets. At December 31, 2013, for Key’s consolidated operations, we had a federal net deferred tax asset of $184 million and a state deferred tax asset of $7 million, compared to a federal deferred tax asset of $83 million and a state deferred tax liability of $13 million at December 31, 2012. We have recorded a valuation allowance of $1 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards.

Figure 29 represents the details of our regulatory capital position at December 31, 2013, and December 31, 2012, under the existing regulatory capital standards.

Figure 29. Capital Components and Risk-Weighted Assets

December 31, dollars in millions		2013	2012
TIER 1 CAPITAL
Key shareholders’ equity		$10,303	$10,271
Qualifying capital securities		339	339
Less:	Goodwill	979	979
	Accumulated other comprehensive income (a)	(394)	(172)
	Other assets (b)	89	114
	Total Tier 1 capital	9,968	9,689
TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)		924	972
Net unrealized gains on equity securities available for sale		1	—
Qualifying long-term debt		1,048	1,405
	Total Tier 2 capital	1,973	2,377
	Total risk-based capital	$11,941	$12,066

TIER 1 COMMON EQUITY
Tier 1 capital		$9,968	$9,689
Less:	Qualifying capital securities	339	339
	Series A Preferred Stock (d)	282	291
	Total Tier 1 common equity	$9,347	$9,059

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$65,505	$63,995
Risk-weighted off-balance sheet exposure		17,778	16,575
Less:	Goodwill	979	979
	Other assets (b)	458	368
Plus:	Market risk-equivalent assets	1,482	511
	Gross risk-weighted assets	83,328	79,734
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$83,328	$79,734

AVERAGE QUARTERLY TOTAL ASSETS		$91,141	$86,239

CAPITAL RATIOS
Tier 1 risk-based capital		11.96%	12.15%
Total risk-based capital		14.33	15.13
Leverage (e)		11.11	11.41
Tier 1 common equity		11.22	11.36

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2013, and December 31, 2012.

(c)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The ALLL includes $39 million and $55 million at December 31, 2013, and December 31, 2012, respectively, of allowance classified as “discontinued assets” on the balance sheet.

(d)	Net of capital surplus for the year ended December 31, 2013.

(e)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Additional information regarding the nature of VIEs and our involvement with them is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Basis of Presentation,” and in Note 11 (“Variable Interest Entities”).

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

Commitments to extend credit or funding

Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2013, is presented in Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Commitments to Extend Credit or Funding.” Figure 30 shows the remaining contractual amount of each class of commitment to extend credit or funding. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss if the borrower were to draw upon the full amount of the commitment and then default on payment for the total amount of the then outstanding loan.

Other off-balance sheet arrangements

Other off-balance sheet arrangements include financial instruments that do not meet the definition of a guarantee in accordance with the applicable accounting guidance, and other relationships, such as liquidity support provided to asset-backed commercial paper conduits, indemnification agreements and intercompany guarantees. Information about such arrangements is provided in Note 20 under the heading “Other Off-Balance Sheet Risk.”

Contractual obligations

Figure 30 summarizes our significant contractual obligations, and lending-related and other off-balance sheet commitments at December 31, 2013, by the specific time periods in which related payments are due or commitments expire.

Figure 30. Contractual Obligations and Other Off-Balance Sheet Commitments

December 31, 2013 in millions	Within 1 year	After 1 through 3 years	After 3 through 5 years	After 5 years	Total
Contractual obligations: (a)
Deposits with no stated maturity	$62,425	—	—	—	$62,425
Time deposits of $100,000 or more	2,348	$615	$165	$61	3,189
Other time deposits	2,619	745	183	101	3,648
Federal funds purchased and securities sold under repurchase agreements	1,534	—	—	—	1,534
Bank notes and other short-term borrowings	343	—	—	—	343
Long-term debt	816	2,513	2,095	2,226	7,650
Noncancelable operating leases	120	209	158	411	898
Liability for unrecognized tax benefits	6	—	—	—	6
Purchase obligations:
Banking and financial data services	58	107	57	5	227
Telecommunications	22	22	3	—	47
Professional services	22	24	10	—	56
Technology equipment and software	68	57	49	2	176
Other	7	3	—	—	10
Total purchase obligations	177	213	119	7	516
Total	$70,388	$4,295	$2,720	$2,806	$80,209

Lending-related and other off-balance sheet commitments:
Commercial, including real estate	$8,259	$7,840	$8,980	$636	$25,715
Home equity	248	653	1,283	5,009	7,193
Credit cards	3,457	—	—	—	3,457
When-issued and to-be-announced securities commitments	140	—	—	—	140
Commercial letters of credit	106	9	4	—	119
Principal investing commitments	26	13	25	11	75
Liabilities of certain limited partnerships and other commitments	2	—	—	—	2
Total	$12,238	$8,515	$10,292	$5,656	$36,701

(a)	Deposits and borrowings exclude interest.

Guarantees

We are a guarantor in various agreements with third parties. As guarantor, we may be contingently liable to make payments to the guaranteed party based on changes in a specified interest rate, foreign exchange rate or other variable (including the occurrence or nonoccurrence of a specified event). These variables, known as underlyings, may be related to an asset or liability, or another entity’s failure to perform under a contract. Additional information regarding these types of arrangements is presented in Note 20 under the heading “Guarantees.”

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

The Board’s Audit Committee assists the Board in oversight of financial statement integrity, regulatory and legal compliance, independent auditors’ qualifications and independence and all risk review functions, including internal audit. The Audit Committee discusses policies related to risk assessment and risk management and the processes related to risk review and compliance. The Audit Committee has responsibility over financial reporting, compliance risk and legal matters, the implementation, management and evaluation of operational risk controls and information, security and fraud risk, and associated reputation and strategic risks.

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

Market risk management

Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads and volatilities will reduce Key’s income and the value of its portfolios. These factors influence prospective yields, values, or prices associated with the instrument. For example, the value of a fixed-rate bond will decline when market interest rates increase, while the cash flows associated with a variable rate loan will increase when interest rates increase. The holder of a financial instrument is exposed to market risk when either the cash flows or the value of the instrument is tied to such external factors.

We are exposed to market risk both in our trading and nontrading activities, which includes asset and liability management activities. Our trading positions are carried at fair value with changes recorded in the income statement. These positions are subject to various market-based risk factors that impact the fair value of the financial instruments in the trading category. Our traditional banking loan and deposit products as well as long-term debt and certain short-term borrowings are nontrading positions. These positions are generally carried at the principal amount outstanding for assets and the amount owed for liabilities. The nontrading positions are subject to changes in economic value due to varying market conditions, primarily changes in interest rates.

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

Management of trading market risks. Market risk management is an integral part of Key’s risk culture. Oversight of trading market risks is governed by the Risk Committee of our Board, the ERM Committee, and the Market Risk Committee (collectively, the “Committees”). Market risk policies and procedures have been defined and approved by the Market Risk Committee, a Tier 2 Risk Governance Committee, and take into account our tolerance for risk and consideration for the business environment. The Committees regularly review and discuss market risk reports prepared by our Market Risk Management group (“MRM”) that contain our market risk exposures and results of monitoring activities.

MRM is an independent risk management function that partners with the lines of business to identify, measure, and monitor market risks throughout our company. MRM is responsible for ensuring transparency of significant market risks, monitoring compliance with established limits, and escalating limit exceptions to appropriate senior management. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. Market risk is monitored through various measures, such as VaR, and through routine stress testing, sensitivity, and scenario analyses. MRM conducts stress tests for each covered position using historical worst case and standard shock scenarios. VaR, stressed VaR, and other analyses are prepared daily and distributed to appropriate management.

Covered positions. We monitor the market risk of our covered positions, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. The trading account includes on- and off-balance sheet positions in financial instruments acquired with the intent to profit from price variations. All positions in the trading account are recorded at fair value, and changes in fair value are reflected in our consolidated statements of income. Information regarding our fair value policies, procedures and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” and Note 6 (“Fair Value Measurements”) in this report. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

Our significant portfolios of covered positions are detailed below. We analyze market risk by portfolios of covered positions, and do not separately measure and monitor our portfolios by risk type. The descriptions below incorporate the respective risk types associated with each of these portfolios.

¿

Fixed income includes those instruments associated with our capital markets business and the trading of securities as a dealer. These instruments include positions in municipal bonds, bonds backed by the U.S. government, agency and corporate bonds, certain mortgage-backed securities, securities issued by the U.S. Treasury, money markets, and certain CMOs. The activities and instruments within the fixed income portfolio create exposures to interest rate and credit spread risks.

¿

Foreign exchange includes foreign currency spots, forwards and options. We enter into contracts for these types of instruments primarily to accommodate the needs of clients. These activities result in exposures to foreign currency risk.

¿

Interest rate derivatives include interest rate swaps, caps and floors, which are transacted primarily to accommodate the needs of commercial loan clients. In addition, we enter into interest rate derivatives to offset or mitigate the interest rate risk related to the client positions. The activities within this portfolio create exposures to interest rate risk.

¿

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

We use a historical VaR simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions. Historical scenarios are customized for specific covered positions, and numerous risk factors are incorporated in the calculation. VaR is calculated using daily observations over a one-year time horizon, and approximates a 95% confidence level. Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter. We also calculate VaR and stressed VaR at a 99% confidence level. Two years of historical data were used in the simulation during 2012. Beginning in February 2013, the simulation uses historical data from the previous year, as we believe it more appropriately reflects the current market conditions and the risks associated with our portfolios. This change resulted in a decrease in VaR exposure of approximately 2% at the 95% confidence level and 15% at the 99% confidence level. We also utilize factors to estimate the exposures that contain optionality features, such as options and cancellable provisions.

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

MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to observed daily profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. Actual losses did not exceed daily trading VaR on any day during the quarters ended December 31, 2013, and December 31, 2012.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.0 million at December 31, 2013, and $1.2 million at December 31, 2012. The decrease in aggregate VaR was primarily due to reduced exposures in credit derivatives as well as the change from using two years of historical data to one year for the VaR simulation, which was partially offset by an increase in fixed income VaR. Figure 31 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended December 31, 2013, and 2012.

Figure 31. VaR for Significant Portfolios of Covered Positions

	2013				2012
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$1.2	$.5	$.8	$.6	$1.0	$.1	$.6	$.5
Derivatives:
Interest rate	$.5	$.2	$.3	$.2	$.3	$.1	$.1	$.2
Foreign exchange	.1	—	—	—	.1	—	—	—
Credit	.4	.1	.3	.1	1.6	.2	.9	.3

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $2.9 million at December 31, 2013. Figure 32 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended December 31, 2013, as used for market risk capital charge calculation purposes. Stressed VaR was not calculated for market risk regulatory capital purposes during 2012.

Figure 32. Stressed VaR for Significant Portfolios of Covered Positions

	2013
	Three months ended December 31,
in millions	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$3.7	$1.4	$2.4	$1.7
Derivatives:
Interest rate	$1.5	$.5	$1.0	$.5
Foreign exchange	.2	—	.1	—
Credit	1.2	.4	.8	.4

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset position, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on, which are added together to arrive at total market risk equivalent assets. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors. Specific risk is measured through a standardized approach for positions where the VaR model does not capture specific risk. Specific risk calculations are run quarterly by MRM, and approved by the Chief Market Risk Officer.

Nontrading market risk

Most of our nontrading market risk is derived from interest rate fluctuations and its impacts on our traditional loan and deposit products, as well as investments, hedging relationships, long-term debt, and certain short-term borrowings. Interest rate risk, which is inherent in the banking industry, is measured by the potential for fluctuations in net interest income and the EVE. Such fluctuations may result from changes in interest rates and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. We manage the exposure to changes in net interest income and the EVE in accordance with our risk appetite, and within Board approved policy limits.

Interest rate risk positions are influenced by a number of factors including the balance sheet positioning that arises out of consumer preferences for loan and deposit products, economic conditions, the competitive environment within our markets, and changes in market interest rates that affect client activity and our hedging, investing, funding and capital positions. The primary components of interest rate risk exposure consist of gap risk, basis risk, yield curve risk and option risk.

The management of nontrading market risk is centralized within Corporate Treasury. Oversight and governance is provided by the Risk Committee of our Board, the ERM Committee and the ALCO. These committees review reports on the components of interest rate risk described above as well as sensitivity analyses of these exposures. These committees have various responsibilities related to managing nontrading market risk, including recommending, approving and monitoring strategies that maintain risk positions within approved tolerance ranges. The Asset Liability Management policy provides the framework for the oversight and management of interest rate risk and is administered by the ALCO. Internal and external emerging issues are monitored on a daily basis. The Market Risk Management Group, as the second line of defense, provides additional oversight.

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

Figure 33 presents the results of the simulation analysis at December 31, 2013, and 2012. At December 31, 2013, our simulated exposure to changes in interest rates was moderately asset sensitive, and net interest income would benefit over time from either an increase in short-term or intermediate-term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 33, we are operating within these levels.

Figure 33. Simulated Change in Net Interest Income

December 31, 2013
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%
Interest rate risk assessment	-1.33%	3.00%

December 31, 2012
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%
Interest rate risk assessment	-.76%	1.25%

The results of additional sensitivity analysis of alternate interest rate paths and loan and deposit behavior assumptions indicates that net interest income could increase or decrease from the base simulation results presented in Figure 33. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. The unprecedented low level of interest rates increases the uncertainty of assumptions for deposit balance behavior and deposit repricing relationships to market interest rates. The sensitivity testing of these assumptions supports our confidence that actual results are likely to be within a 75 basis point range of modeled results.

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

Figure 34 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 8 (“Derivatives and Hedging Activities”).

Figure 34. Portfolio Swaps by Interest Rate Risk Management Strategy

	December 31, 2013
				Weighted-Average			December 31, 2012
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$9,300	$6		2.2	.7%	.2%	$15,290	$83
Receive fixed/pay variable — conventional debt	5,074	201		4.1	2.8	.2	3,519	426
Pay fixed/receive variable — conventional debt	105	—		7.3	.3	2.4	259	(26)

Total portfolio swaps	$14,479	$207	(b)	2.9	1.4%	.2%	$19,068	$483	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $61 million and $66 million for December 31, 2013, and 2012, respectively.

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

The management of consolidated liquidity risk is centralized within Corporate Treasury. Oversight and governance is provided by the Risk Committee of our Board, the ERM Committee, and the ALCO (collectively, the “Committees”). The Asset Liability Management Policy provides the framework for the oversight and management of liquidity risk and is administered by the ALCO. The Market Risk Management group, as the second line of defense, provides additional oversight.

These Committees regularly review liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, hypothetical funding erosion stress tests and goal tracking reports. The reviews generate a discussion of positions, trends and directives on liquidity risk and shape a number of our decisions. When liquidity pressure is elevated, positions are monitored more closely and reporting is more intensive. To ensure that emerging issues are identified, we also communicate with individuals inside and outside of the company on a daily basis.

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

Our credit ratings at December 31, 2013, are shown in Figure 35. We believe these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors.

Figure 35. Credit Ratings

December 31, 2013	Short-Term Borrowings	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	A-2	BBB+	BBB	BBB-	BBB-
Moody’s	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	F1	A-	BBB+	BB+	BB
DBRS	R-2(high)	BBB(high)	BBB	BBB	N/A

KEYBANK

Standard & Poor’s	A-2	A-	BBB+	N/A	N/A
Moody’s	P-2	A3	Baa1	N/A	N/A
Fitch	F1	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	BBB(high)	N/A	N/A

Managing liquidity risk

Most of our liquidity risk is derived from our lending activities, which inherently places funds into illiquid assets. Liquidity risk is also derived from our deposit gathering activities and the ability of our customers to withdraw funds that do not have a stated maturity or to withdraw funds before their contractual maturity. Liquidity risk, which is inherent in the banking industry, is measured by our ability to accommodate liability maturities, deposit withdrawals, meet contractual obligations, and fund new business opportunities at a reasonable cost, in a timely manner, and without adverse consequences. These assessments are measured under the assumption of normal operating conditions as well as under a stressed environment. We manage these exposures in accordance with our risk appetite, and within Board approved policy limits.

We regularly monitor our liquidity position and funding sources and measure our capacity to obtain funds in a variety of hypothetical scenarios in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, we perform a monthly hypothetical funding erosion stress test for both KeyCorp and KeyBank. In a “heightened monitoring mode,” we may conduct the hypothetical funding erosion stress tests more frequently, and use assumptions to reflect the changed market environment. Our testing incorporates estimates for loan and deposit lives based on our historical studies. Erosion stress tests analyze potential liquidity scenarios under various funding constraints and time periods. Ultimately, they determine the periodic effects that major direct and indirect events would have on our access to funding markets and our ability to fund our normal operations. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at December 31, 2013, totaled $11.6 billion, consisting of $6.0 billion of unpledged securities, $1.0 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati, and $4.6 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of December 31, 2013, our unused borrowing capacity secured by loan collateral was $15.5 billion at the Federal Reserve Bank of Cleveland and $2.5 billion at the Federal Home Loan Bank of Cincinnati. In 2013, Key’s outstanding FHLB advances decreased by $750 million, due to repayment of advances.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan to deposit ratio as a metric to monitor these strategies. Our target loan to deposit ratio is 90-100% (at December 31, 2013, our loan to deposit ratio was 84%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

Liquidity programs

We have several liquidity programs, which are described in Note 18 (“Long-Term Debt”), that enable the parent company and KeyBank to raise funds in the public and private markets when the capital markets are functioning normally. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. During 2013, both KeyCorp and KeyBank issued debt under these programs. These liquidity programs are reviewed from time to time by the Board of Directors and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs.

In 2013, Key’s aggregate outstanding note balance, net of unamortized discounts and adjustments related to hedging with derivative financial instruments, increased by $1.5 billion. On February 1, 2013, KeyBank issued $1 billion of 1.65% Senior Bank Notes due February 1, 2018, under its Global Bank Note Program. On November 26, 2013, KeyBank issued $350 million of 1.10% Senior Bank Notes and $400 million of Floating Rate Senior Notes, each due November 25, 2016. On November 13, 2013, KeyCorp issued $750 million of 2.30% Medium-Term Notes due December 13, 2018. In 2013, $750 million of KeyCorp’s medium-term notes matured.

Liquidity for KeyCorp

The primary source of liquidity for KeyCorp is from subsidiary dividends, primarily from KeyBank. KeyCorp has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions); support occasional guarantees of subsidiaries’ obligations in transactions with third parties at a reasonable cost, in a timely manner, and without adverse consequences; and pay dividends to shareholders.

We use a cash coverage metric as the primary measure to assess parent company liquidity. The cash coverage metric measures the months into the future where projected obligations can be met with the current amount of liquidity to meet all projected obligations. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At December 31, 2013, KeyCorp held $2.5 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2013, KeyBank paid KeyCorp $600 million in dividends, while the nonbank subsidiaries did not make any dividend payments to the parent. KeyCorp did not make any cash capital infusions to KeyBank during 2013. As of December 31, 2013, KeyBank had fully utilized its regulatory capacity to pay dividends to KeyCorp.

Our liquidity position and recent activity

Over the past twelve months our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of an increase in unpledged securities, growth in deposits related to the acquisition of the commercial mortgage servicing portfolio and special servicing business, and net customer loan and deposit flows. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution. The issuance of $1 billion of Senior Bank Notes in February 2013, $750 million of Senior Bank Notes in November 2013, and $750 million of parent Medium-Term Notes in November 2013 provided additional liquidity to support normal business flows and maintain our liquid asset portfolio within target levels.

From time to time, KeyCorp or KeyBank may seek to retire, repurchase or exchange outstanding debt, capital securities, preferred shares or common shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of common shares by KeyCorp is included in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this report. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements and other factors. The amounts involved may be material, individually or collectively.

We generate cash flows from operations and from investing and financing activities. We have approximately $236 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of December 31, 2013. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $16 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase to approximately $31 million. Accordingly, we have included the total amount as a deferred tax liability at December 31, 2013.

The consolidated statements of cash flows summarize our sources and uses of cash by type of activity for the years ended December  31, 2013, and 2012.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $1.6 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of December 31, 2013, we had four client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these four individual net obligor commitments was $56 million at December 31, 2013. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate credit risk. We utilize credit default swaps to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At December 31, 2013, we used credit default swaps with a notional amount of $689 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At December 31, 2013, we had sold credit default swaps outstanding with a total notional amount of $55 million.

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

Allowance for loan and lease losses

At December 31, 2013, the ALLL was $848 million, or 1.56% of loans, compared to $888 million, or 1.68%, at December 31, 2012. The allowance includes $42 million that was specifically allocated for impaired loans of $358 million at December 31, 2013, compared to $35 million that was allocated for impaired loans of $411 million one year ago. For more information about impaired loans, see Note 5 (“Asset Quality”). At December 31, 2013, the ALLL was 166.9% of nonperforming loans, compared to 131.8% at December 31, 2012.

Selected asset quality statistics for each of the past five years are presented in Figure 36. The factors that drive these statistics are discussed in the remainder of this section.

Figure 36. Selected Asset Quality Statistics from Continuing Operations

Year ended December 31,
dollars in millions	2013	2012	2011	2010	2009
Net loan charge-offs	$168	$345	$541	$1,570	$2,257
Net loan charge-offs to average loans	.32%	.69%	1.11%	2.91%	3.40%
Allowance for loan and lease losses	$848	$888	$1,004	$1,604	$2,534
Allowance for credit losses (a)	885	917	1,049	1,677	2,655
Allowance for loan and lease losses to period-end loans	1.56%	1.68%	2.03%	3.20%	4.31%
Allowance for credit losses to period-end loans	1.63	1.74	2.12	3.35	4.52
Allowance for loan and lease losses to nonperforming loans	166.9	131.8	138.1	150.2	115.9
Allowance for credit losses to nonperforming loans	174.2	136.1	144.3	157.0	121.4
Nonperforming loans at period end (b)	$508	$674	$727	$1,068	$2,187
Nonperforming assets at period end	531	735	859	1,338	2,510
Nonperforming loans to period-end portfolio loans	.93%	1.28%	1.47%	2.13%	3.72%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	.97	1.39	1.73	2.66	4.25

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.

(b)	December 31, 2013, and December 31, 2012, amounts exclude $16 million and $23 million, respectively, of PCI loans acquired in July 2012.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” Briefly, our general allowance applies expected loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the expected loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million and greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan balances of TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at December 31, 2013, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 37, our ALLL decreased by $40 million, or 5%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio. The quality of new loan originations and decreasing NPLs and net loan charge-offs has resulted in a reduction in our general allowance. Our delinquency trends have declined during 2013 due to a modest level of loan growth, relatively stable economic conditions, and continued run off in our exit loan portfolio reflecting our effort to maintain a moderate enterprise risk tolerance. Our liability for credit losses on lending-related commitments increased by $8 million to $37 million at December 31, 2013, compared to the same period one year ago. When combined with our ALLL, our total allowance for credit losses represented 1.63% of loans at December 31, 2013, compared to 1.74% at December 31, 2012.

Figure 37. Allocation of the Allowance for Loan and Lease Losses

	2013			2012			2011
December 31, dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$362	42.7%	45.8%	$327	36.8%	44.0%	$334	33.2%	39.1%
Commercial real estate:
Commercial mortgage	165	19.4	14.2	198	22.3	14.6	272	27.1	16.2
Construction	32	3.8	2.0	41	4.6	1.9	63	6.3	2.7
Total commercial real estate loans	197	23.2	16.2	239	26.9	16.5	335	33.4	18.9
Commercial lease financing	62	7.3	8.4	55	6.2	9.3	78	7.8	12.2
Total commercial loans	621	73.2	70.4	621	69.9	69.8	747	74.4	70.2
Real estate — residential mortgage	37	4.4	4.0	30	3.4	4.1	37	3.7	3.9
Home equity:
Key Community Bank	84	9.9	19.0	105	11.8	18.6	103	10.2	18.6
Other	11	1.3	.6	25	2.8	.8	29	2.9	1.1
Total home equity loans	95	11.2	19.6	130	14.6	19.4	132	13.1	19.7
Consumer other — Key Community Bank	29	3.4	2.7	38	4.3	2.5	41	4.1	2.4
Credit cards	34	4.0	1.3	26	2.9	1.4	—	—	—
Consumer other:
Marine	29	3.4	1.9	39	4.4	2.6	46	4.6	3.5
Other	3	.4	.1	4	.5	.2	1	.1	.3
Total consumer other	32	3.8	2.0	43	4.9	2.8	47	4.7	3.8
Total consumer loans	227	26.8	29.6	267	30.1	30.2	257	25.6	29.8
Total (a)	$848	100.0%	100.0%	$888	100.0%	100.0%	$1,004	100.0%	100.0%

	2010			2009
	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$485	30.2%	32.8%	$796	31.4%	32.7%
Commercial real estate:
Commercial mortgage	416	25.9	19.0	578	22.8	17.8
Construction	145	9.1	4.2	418	16.5	8.1
Total commercial real estate loans	561	35.0	23.2	996	39.3	25.9
Commercial lease financing	175	10.9	12.9	280	11.1	12.7
Total commercial loans	1,221	76.1	68.9	2,072	81.8	71.3
Real estate — residential mortgage	49	3.1	3.7	30	1.2	3.1
Home equity:
Key Community Bank	120	7.5	19.0	130	5.1	17.1
Other	57	3.5	1.3	78	3.1	1.4
Total home equity loans	177	11.0	20.3	208	8.2	18.5
Consumer other — Key Community Bank	57	3.6	2.3	73	2.9	2.0
Credit cards	—	—	—	—	—	—
Consumer other:
Marine	89	5.5	4.5	140	5.5	4.7
Other	11	.7	.3	11	.4	.4
Total consumer other	100	6.2	4.8	151	5.9	5.1
Total consumer loans	383	23.9	31.1	462	18.2	28.7
Total (a)	$1,604	100.0%	100.0%	$2,534	100.0%	100.0%

(a)	Excludes allocations of the ALLL in the amount of $39 million at December 31, 2013, $55 million at December 31, 2012, $104 million at December 31, 2011, $114 million at December 31, 2010, and $157 million at December 31, 2009, related to the discontinued operations of the education lending business.

Our provision (credit) for loan and lease losses was $130 million for 2013, compared to $229 million for 2012. Our net loan charge-offs were $168 million for 2013, compared to $345 million for 2012. Our net loan charge-offs for 2012 included $33 million of charge-offs reported in accordance with updated regulatory guidance requiring loans and leases discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower to be charged-off to the collateral’s fair market value less selling costs and classified as nonaccrual regardless of their delinquency. Additionally, we continue to reduce our exit loans and leases, as well as our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs. We anticipate that net loan charge-offs will remain at, or below, the lower end of our targeted range of 40 to 60 basis points of average loans for the balance of the current year.

Net loan charge-offs

Net loan charge-offs for 2013 totaled $168 million, or .32% of average loans, compared to net loan charge-offs of $345 million, or .69%, for the same period last year. Our 2012 net loan charge-offs included $33 million of incremental net loan charge-offs reported in accordance with updated regulatory guidance requiring loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower to be charged off to the collateral’s fair market value less selling costs and classified as nonaccrual regardless of their delinquency status. In addition, we incurred $13 million of net loan charge-offs related to our two acquisitions completed in 2012. Figure 38 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 39.

Over the past twelve months, net loan charge-offs decreased $177 million. This decrease is attributable to continued improvement in asset quality statistics as shown in Figure 36 as well as the classification of certain loans from updated regulatory guidance that went into effect for us during the second half of 2012. As shown in Figure 41, our exit loan portfolio contributed a total of $17 million in net loan charge-offs for 2013. Net loan charge-offs for 2012 in our exit loan portfolio were $78 million. The decrease in net loan charge-offs in our exit loan portfolio were primarily driven by lower levels of nonperforming loans and continued run off in the consumer exit loan portfolios.

Figure 38. Net Loan Charge-offs from Continuing Operations

Year ended December 31,
dollars in millions	2013	2012	2011	2010	2009
Commercial, financial and agricultural	$23	$17	$119	$478	$786
Real estate — commercial mortgage	(7)	79	103	330	354
Real estate — construction	(11)	19	56	336	634
Commercial lease financing	12	5	17	63	106
Total commercial loans	17	120	295	1,207	1,880
Home equity — Key Community Bank	52	88	89	116	93
Home equity — Other	14	30	41	59	72
Credit cards	27	11	—	—	—
Marine	14	37	48	86	119
Other	44	59	68	102	93
Total consumer loans	151	225	246	363	377
Total net loan charge-offs	$168	$345	$541	$1,570	$2,257

Net loan charge-offs to average loans	.32%	.69%	1.11%	2.91%	3.40%
Net loan charge-offs from discontinued operations — education lending business	$37	$58	$123	$121	$143

Figure 39. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, dollars in millions	2013	2012	2011	2010	2009
Average loans outstanding	$53,054	$50,362	$48,606	$53,971	$66,386

Allowance for loan and lease losses at beginning of period	$888	$1,004	$1,604	$2,534	$1,629
Loans charged off:
Commercial, financial and agricultural(a)	62	80	169	565	838

Real estate — commercial mortgage	20	102	113	360	356
Real estate — construction	3	24	83	380	643

Total commercial real estate loans(b)	23	126	196	740	999
Commercial lease financing	27	27	42	88	128

Total commercial loans	112	233	407	1,393	1,965
Real estate — residential mortgage	20	27	29	36	20
Home equity:
Key Community Bank	62	99	100	123	97
Other	20	35	45	62	74

Total home equity loans	82	134	145	185	171
Consumer other — Key Community Bank	31	38	45	64	67
Credit cards	30	11	—	—	—
Consumer other:
Marine	29	59	80	129	154
Other	4	6	9	15	19

Total consumer other	33	65	89	144	173

Total consumer loans	196	275	308	429	431

Total loans charged off	308	508	715	1,822	2,396
Recoveries:
Commercial, financial and agricultural(a)	39	63	50	87	52

Real estate — commercial mortgage	27	23	10	30	2
Real estate — construction	14	5	27	44	9

Total commercial real estate loans(b)	41	28	37	74	11
Commercial lease financing	15	22	25	25	22

Total commercial loans	95	113	112	186	85
Real estate — residential mortgage	2	3	3	2	1
Home equity:
Key Community Bank	10	11	11	7	4
Other	6	5	4	3	2

Total home equity loans	16	16	15	10	6
Consumer other — Key Community Bank	7	6	8	7	7
Credit cards	3	—	—	—	—
Consumer other:
Marine	15	22	32	43	35
Other	2	3	4	4	5

Total consumer other	17	25	36	47	40

Total consumer loans	45	50	62	66	54

Total recoveries	140	163	174	252	139

Net loans charged off	(168)	(345)	(541)	(1,570)	(2,257)
Provision (credit) for loan and lease losses	130	229	(60)	638	3,159
Foreign currency translation adjustment	(2)	—	1	2	3

Allowance for loan and lease losses at end of year	$848	$888	$1,004	$1,604	$2,534

Liability for credit losses on lending-related commitments at beginning of the year	$29	$45	$73	$121	$54
Provision (credit) for losses on lending-related commitments	8	(16)	(28)	(48)	67

Liability for credit losses on lending-related commitments at end of the year (c)	$37	$29	$45	$73	$121

Total allowance for credit losses at end of the year	$885	$917	$1,049	$1,677	$2,655

Net loan charge-offs to average loans	.32%	.69%	1.11%	2.91%	3.40%
Allowance for loan and lease losses to period-end loans	1.56	1.68	2.03	3.20	4.31
Allowance for credit losses to period-end loans	1.63	1.74	2.12	3.35	4.52
Allowance for loan and lease losses to nonperforming loans	166.9	131.8	138.1	150.2	115.9
Allowance for credit losses to nonperforming loans	174.2	136.1	144.3	157.0	121.4

Discontinued operations — education lending business:
Loans charged off	$55	$75	$138	$129	$147
Recoveries	18	17	15	8	4

Net loan charge-offs	$(37)	$(58)	$(123)	$(121)	$(143)

(a)	See Figure 16 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.

(b)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 40 shows the composition of our nonperforming assets. These assets totaled $531 million at December 31, 2013, and represented .97% of portfolio loans, OREO and other nonperforming assets, compared to $735 million, or 1.39%, at December 31, 2012. See Note 1 under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 40. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
dollars in millions	2013	2012	2011	2010	2009
Commercial, financial and agricultural (a)	$77	$99	$188	$242	$586

Real estate — commercial mortgage	37	120	218	255	614
Real estate — construction	14	56	54	241	641

Total commercial real estate loans (b)	51	176	272	496	1,255
Commercial lease financing	19	16	27	64	113

Total commercial loans	147	291	487	802	1,954
Real estate — residential mortgage	107	103	87	98	73
Home equity:
Key Community Bank	205	210	108	102	107
Other	15	21	12	18	21

Total home equity loans	220	231	120	120	128
Consumer other — Key Community Bank	3	2	1	4	4
Credit cards	4	11	—	—	—
Consumer other:
Marine	26	34	31	42	26
Other	1	2	1	2	2

Total consumer other	27	36	32	44	28

Total consumer loans	361	383	240	266	233

Total nonperforming loans (c)	508	674	727	1,068	2,187
Nonperforming loans held for sale	1	25	46	106	116
OREO	15	22	65	129	168
Other nonperforming assets	7	14	21	35	39

Total nonperforming assets	$531	$735	$859	$1,338	$2,510

Accruing loans past due 90 days or more	$71	$78	$164	$239	$331
Accruing loans past due 30 through 89 days	318	424	441	476	933
Restructured loans — accruing and nonaccruing (d)	338	320	276	297	364
Restructured loans included in nonperforming loans (d)	214	249	191	202	364
Nonperforming assets from discontinued operations — education lending business	25	20	23	40	14
Nonperforming loans to year-end portfolio loans	.93%	1.28%	1.47%	2.13%	3.72%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	.97	1.39	1.73	2.66	4.25

(a)	See Figure 16 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.

(b)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(c)	December 31, 2013, and December 31, 2012, amounts exclude $16 million and $23 million, respectively, of purchased credit impaired loans acquired in July 2012.

(d)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 40, nonperforming assets decreased during 2013, having declined for the past four years. Most of the reduction came from nonperforming loans in our commercial loan portfolio and nonperforming loans held for sale. As shown in Figure 41, our exit loan portfolio accounted for $56 million, or 11%, of total nonperforming assets at December 31, 2013, compared to $83 million, or 11%, at December 31, 2012.

At December 31, 2013, the carrying amount of our commercial nonperforming loans outstanding represented 57% of their original contractual amount owed, total nonperforming loans outstanding represented 72% of their contractual amount owed, and total nonperforming assets represented 70% of their original contractual amount owed. At the same date, OREO represented 46% of its original contractual amount owed, while loans held for sale and other nonperforming assets in the aggregate represented 38% of their contractual amount owed.

At December 31, 2013, our 20 largest nonperforming loans totaled $86 million, representing 17% of total loans on nonperforming status from continuing operations, compared to $179 million representing 27% in the prior year.

Figure 41 shows the composition of our exit loan portfolio at December 31, 2013, and 2012, the net loan charge-offs recorded on this portfolio, and the nonperforming status of those loans at these dates. The exit loan portfolio represented 4% of total loans and loans held for sale at December 31, 2013, compared to 5% at December 31, 2012. Additional information about loan sales is included in the “Loans and loans held for sale” section under “Loan sales.”

Figure 41. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 12-31-13 vs. 12-31-12	Net Loan Charge-offs		Balance on Nonperforming Status
in millions	12-31-13	12-31-12		12-31-13 (c)	12-31-12 (c)	12-31-13	12-31-12
Residential properties — homebuilder	$20	$24	$(4)	$1	$3	$7	$10
Marine and RV floor plan	24	33	(9)	(3)	8	6	10
Commercial lease financing (a)	782	997	(215)	(11)	(3)	—	6
Total commercial loans	826	1,054	(228)	(13)	8	13	26
Home equity — Other	334	423	(89)	14	30	16	21
Marine	1,028	1,358	(330)	14	37	26	34
RV and other consumer	70	93	(23)	2	3	1	2
Total consumer loans	1,432	1,874	(442)	30	70	43	57
Total exit loans in loan portfolio	$2,258	$2,928	$(670)	$17	$78	$56	$83

Discontinued operations — education lending business (not included in exit loans above) (b)	$4,497	$5,201	$ (704)	$37	$58	$25	$20

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction and industrial leases; (2) Canadian lease financing portfolios; and (3) all remaining balances related to lease in, lease out; sale in, lease out; service contract leases; and qualified technological equipment leases.

(b)	Includes loans in Key’s education loan securitization trusts.

(c)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 42 shows the types of activity that caused the change in our nonperforming loans during each of the last four quarters and for the years ended December 31, 2013, and 2012. Loans placed on nonaccrual status decreased $400 million during 2013 compared to 2012 due to the 2012 classification of loans discharged through Chapter 7 bankruptcy previously discussed, as well as continued improvement in market liquidity.

Figure 42. Summary of Changes in Nonperforming Loans from Continuing Operations

		2013 Quarters
in millions	2013	Fourth	Third	Second	First	2012
Balance at beginning of period	$674	$541	$652	$650	$674	$727
Loans placed on nonaccrual status	728	129	161	160	278	1,128
Charge-offs	(309)	(66)	(78)	(74)	(91)	(508)
Loans sold	(127)	(19)	(61)	(5)	(42)	(163)
Payments	(208)	(46)	(43)	(36)	(83)	(327)
Transfers to OREO	(21)	(5)	(2)	(7)	(7)	(38)
Transfers to nonperforming loans held for sale	—	—	—	—	—	(24)
Transfers to other nonperforming assets	—	—	—	—	—	(15)
Loans returned to accrual status	(229)	(26)	(88)	(36)	(79)	(106)
Balance at end of period (a)	$508	$508	$541	$652	$650	$674

(a)	December 31, 2013, and December 31, 2012, amounts exclude $16 million and $23 million, respectively, of PCI loans acquired in July 2012.

Figure 43 shows the types of activity that caused the change in our nonperforming loans held for sale during each of the last four quarters and years ended December 31, 2013, and 2012.

Figure 43. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

		2013 Quarters
in millions	2013	Fourth	Third	Second	First	2012
Balance at beginning of period	$25	$13	$14	$23	$25	$46
Transfers in	—	—	—	—	—	24
Net advances / (payments)	(3)	(1)	(1)	(1)	—	(3)
Loans sold	(19)	(11)	—	(8)	—	(20)
Transfers to OREO	—	—	—	—	—	(1)
Valuation adjustments	(2)	—	—	—	(2)	(2)
Loans returned to accrual status / other	—	—	—	—	—	(19)
Balance at end of period	$1	$1	$13	$14	$23	$25

Figure 44 shows the factors that contributed to the change in our OREO during 2013 and 2012. As shown in this figure, the decrease in 2013 was primarily attributable to properties sold during 2013.

Figure 44. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

		2013 Quarters
in millions	2013	Fourth	Third	Second	First	2012
Balance at beginning of period	$22	$15	$18	$21	$22	$65
Properties acquired — nonperforming loans	21	5	2	7	7	39
Valuation adjustments	(6)	—	(1)	(2)	(3)	(18)
Properties sold	(22)	(5)	(4)	(8)	(5)	(64)
Balance at end of period	$15	$15	$15	$18	$21	$22

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

Cybersecurity

Key devotes significant time and resources to maintaining and regularly updating its technology systems and processes to protect the security of its computer systems, software, networks and other technology assets against attempts by third parties to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. Key and many other U.S. financial institutions have experienced distributed denial-of-service attacks from technologically sophisticated third parties. These attacks are intended to disrupt or disable consumer online banking services and prevent banking transactions. Key also periodically experiences other attempts to breach the security of its systems and data. These cyberattacks have not, to date, resulted in any material disruption of Key’s operations, material harm to Key customers, and have not had a material adverse effect on Key’s results of operations.

Cyberattack risks may also occur with Key’s third party technology service providers, and may interfere with their ability to fulfill their contractual obligations to Key, with attendant potential for financial loss or liability that could adversely affect Key’s financial condition or results of operations. Recent high-profile cyberattacks have targeted retailers and other businesses for the purpose of acquiring the confidential information (including personal, financial and credit card information) of customers, some of whom are customers of Key. We may incur expenses related to the investigation of such attacks or related to the protection of our customers from identity theft as a result of such attacks. Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by Key and our clients.

Fourth Quarter Results

Figure 45 shows our financial performance for each of the past eight quarters. Highlights of our results for the fourth quarter of 2013 are summarized below.

Earnings

Our fourth quarter net income from continuing operations attributable to Key common shareholders was $229 million, or $.26 per common share, compared to $190 million, or $.20 per common share, for the fourth quarter of 2012. During the fourth quarter of 2013, we incurred $24 million, or $.02 per common share, of costs related to our previously announced efficiency initiative and a pension settlement charge. Fourth quarter 2013 net income attributable to Key common shareholders was $224 million, compared to $197 million for the same quarter one year ago.

On an annualized basis, our return on average total assets from continuing operations for the fourth quarter of 2013 was 1.08%, compared to .96% for the fourth quarter of 2012. The annualized return on average common equity from continuing operations was 9.10% for the fourth quarter of 2013, compared to 7.58% for the year-ago quarter.

Net interest income

Our taxable-equivalent net interest income was $589 million for the fourth quarter of 2013, and the net interest margin was 3.01%. These results compare to taxable-equivalent net interest income of $607 million and a net interest margin of 3.37% for the fourth quarter of 2012. The decrease in net interest income and net interest margin is attributable to the impact of lower interest rates on asset yields combined with a significant increase in liquidity levels resulting from strong deposit inflows. The decreases were partially offset by the maturity of higher-rate certificates of deposit and a more favorable mix of lower-cost deposits.

Noninterest income

Our noninterest income was $453 million for the fourth quarter of 2013, compared to $439 million for the year-ago quarter. The fourth quarter reflects the benefits from Key’s recent investments in payments and commercial mortgage servicing, with cards and payments income up $2 million and mortgage servicing fees up $15 million. In addition, net gains from principal investing increased $18 million. These increases were partially offset by decreases in investment banking and debt placement fees of $26 million and consumer mortgage income of $8 million.

Noninterest expense

Our noninterest expense was $712 million for the fourth quarter of 2013, compared to $734 million for the same period last year. Excluding the $22 million in expenses related to our efficiency initiative and the pension settlement charge of $2 million in the fourth quarter of 2013 and the $16 million in efficiency initiative expenses one year ago, noninterest expense was down $30 million from the prior year. Personnel expense decreased $24 million, due to the realization of expense efficiencies. Nonpersonnel expense increased $2 million. The provision (credit) for losses on lending-related commitments increased $11 million, offset by a $12 million decrease in business services and professional fees.

Provision for loan and lease losses

Our provision for loan and lease losses was $19 million for the fourth quarter of 2013, compared to $57 million for the year-ago quarter. Our ALLL was $848 million, or 1.56%, of total period-end loans at December 31, 2013, compared to $888 million, or 1.68%, at December 31, 2012.

Net loan charge-offs for the fourth quarter of 2013 totaled $37 million, or .27% of average loans, compared to $58 million, or .44%, for the same period last year.

Income taxes

For the fourth quarter of 2013, we recorded a tax provision from continuing operations of $70 million, compared to a tax provision of $53 million for the fourth quarter of 2012. The effective tax rate for the fourth quarter of 2013 was 23%, compared with 21.3% for the same quarter one year ago. For the fourth quarter of 2013, the tax rate was higher due to higher pre-tax income and slightly lower tax credits earned during the period.

Figure 45. Selected Quarterly Financial Data

	2013 Quarters				2012 Quarters
dollars in millions, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$649	$647	$657	$667	$688	$671	$662	$684
Interest expense	66	69	76	84	87	99	124	131
Net interest income	583	578	581	583	601	572	538	553
Provision (credit) for loan and lease losses	19	28	28	55	57	109	21	42
Noninterest income	453	459	429	425	439	518	457	442
Noninterest expense	712	716	711	681	734	712	693	679
Income (loss) from continuing operations before income taxes	305	293	271	272	249	269	281	274
Income (loss) from continuing operations attributable to Key	235	235	199	201	196	216	222	201
Income (loss) from discontinued operations, net of taxes (a)	(5)	37	5	3	7	3	14	(1)
Net income (loss) attributable to Key	230	272	204	204	203	219	236	200

Income (loss) from continuing operations attributable to Key common shareholders	229	229	193	196	190	211	217	195
Income (loss) from discontinued operations, net of taxes (a)	(5)	37	5	3	7	3	14	(1)
Net income (loss) attributable to Key common shareholders	224	266	198	199	197	214	231	194
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.25	$.21	$.21	$.21	$.23	$.23	$.21
Income (loss) from discontinued operations, net of taxes (a)	(.01)	.04	.01	—	.01	—	.01	—
Net income (loss) attributable to Key common shareholders (b)	.25	.29	.22	.22	.21	.23	.24	.20

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.26	.25	.21	.21	.20	.22	.23	.20
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	(.01)	.04	.01	—	.01	—	.01	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.25	.29	.22	.21	.21	.23	.24	.20

Cash dividends paid	.055	.055	.055	.05	.05	.05	.05	.03
Book value at period end	11.25	11.05	10.89	10.89	10.78	10.64	10.43	10.26
Tangible book value at period end	10.11	9.92	9.77	9.78	9.67	9.54	9.45	9.28
Market price:
High	13.55	12.63	11.09	10.19	9.01	9.12	8.54	8.82
Low	11.24	11.05	9.29	8.29	7.96	7.46	6.80	7.26
Close	13.42	11.40	11.04	9.96	8.42	8.74	7.74	8.50
Weighted-average common shares outstanding (000)	890,516	901,904	913,736	920,316	925,725	936,223	944,648	949,342
Weighted-average common shares and potential common shares outstanding (000)	897,712	928,854	918,628	926,051	930,382	940,764	948,087	953,971
AT PERIOD END
Loans	$54,457	$53,597	$53,101	$52,574	$52,822	$51,419	$49,605	$49,226
Earning assets	79,467	77,085	76,717	75,066	75,055	72,139	71,899	72,796
Total assets	92,934	90,708	90,639	89,198	89,236	86,950	86,523	87,431
Deposits	69,262	68,535	67,721	64,654	65,993	64,188	62,167	61,494
Long-term debt	7,650	6,154	6,666	7,785	6,847	6,119	7,521	8,898
Key common shareholders’ equity	10,012	9,915	9,938	10,049	9,980	9,960	9,864	9,808
Key shareholders’ equity	10,303	10,206	10,229	10,340	10,271	10,251	10,155	10,099
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.08%	1.12%	.95%	.99%	.96%	1.06%	1.10%	1.01%
Return on average common equity	9.10	9.13	7.72	7.96	7.58	8.45	8.90	8.08
Return on average tangible common equity (c)	10.13	10.18	8.60	8.87	8.45	9.43	9.83	8.94
Net interest margin (TE)	3.01	3.11	3.13	3.24	3.37	3.23	3.06	3.16
Cash efficiency ratio (c)	67.4	67.5	69.1	66.0	69.0	64.1	69.1	67.7
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.00%	1.22%	.92%	.94%	.93%	1.01%	1.10%	.93%
Return on average common equity	8.90	10.61	7.92	8.08	7.86	8.57	9.47	8.04
Return on average tangible common equity (c)	9.91	11.82	8.82	9.01	8.77	9.56	10.46	8.90
Net interest margin (TE)	2.91	3.06	3.07	3.16	3.29	3.14	2.99	3.08
Loan to deposit (d)	83.8	83.8	83.6	86.9	85.8	86.2	86.4	87.0
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.09%	11.25%	11.29%	11.59%	11.51%	11.79%	11.74%	11.55%
Key common shareholders’ equity to assets	10.78	10.94	10.96	11.27	11.18	11.45	11.40	11.22
Tangible common equity to tangible assets (c)	9.80	9.93	9.96	10.24	10.15	10.39	10.44	10.26
Tier 1 common equity (c)	11.22	11.17	11.18	11.40	11.36	11.30	11.63	11.55
Tier 1 risk-based capital	11.96	11.92	11.93	12.19	12.15	12.10	12.45	13.29
Total risk-based capital	14.33	14.37	14.65	15.02	15.13	15.17	15.83	16.68
Leverage	11.11	11.33	11.25	11.36	11.41	11.37	11.35	12.12
TRUST AND BROKERAGE ASSETS
Assets under management	$36,905	$36,110	$35,544	$35,714	$34,744	$35,587	$35,148	$35,862
Nonmanaged and brokerage assets	47,418	38,525	37,759	37,115	35,550	34,322	33,803	33,021
OTHER DATA
Average full-time-equivalent employees	14,197	14,555	14,999	15,396	15,589	15,833	15,455	15,404
Branches	1,028	1,044	1,052	1,084	1,088	1,087	1,062	1,059

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 13 (“Acquisitions and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

(c)	See Figure 46 entitled “Selected Quarterly GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Tier 1 common equity,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(d)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Figure 46. Selected Quarterly GAAP to Non-GAAP Reconciliations

		Three months ended
dollars in millions		12-31-13		9-30-13		6-30-13		3-31-13		12-31-12		9-30-12		6-30-12		3-31-12
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$10,303		$10,206		$10,229		$10,340		$10,271		$10,251		$10,155		$10,099
Less:	Intangible assets (a)	1,014		1,017		1,021		1,024		1,027		1,031		932		932
	Series A Preferred Stock (b)	282		282		282		291		291		291		291		291

	Tangible common equity (non-GAAP)	$9,007		$8,907		$8,926		$9,025		$8,953		$8,929		$8,932		$8,876

Total assets (GAAP)		$92,934		$90,708		$90,639		$89,198		$89,236		$86,950		$86,523		$87,431
Less:	Intangible assets (a)	1,014		1,017		1,021		1,024		1,027		1,031		932		932

	Tangible assets (non-GAAP)	$91,920		$89,691		$89,618		$88,174		$88,209		$85,919		$85,591		$86,499

Tangible common equity to tangible assets ratio (non-GAAP)		9.80	%	9.93	%	9.96	%	10.24	%	10.15	%	10.39	%	10.44	%	10.26	%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)		$10,303		$10,206		$10,229		$10,340		$10,271		$10,251		$10,155		$10,099
Qualifying capital securities		339		340		339		339		339		339		339		1,046
Less:	Goodwill	979		979		979		979		979		979		917		917
	Accumulated other comprehensive income (loss) (c)	(394)		(409)		(359)		(204)		(172)		(109)		(109)		(70)
	Other assets (d)	89		96		101		106		114		121		71		69

	Total Tier 1 capital (regulatory)	9,968		9,880		9,847		9,798		9,689		9,599		9,615		10,229
Less:	Qualifying capital securities	339		340		339		339		339		339		339		1,046
	Series A Preferred Stock (b)	282		282		282		291		291		291		291		291

	Total Tier 1 common equity (non-GAAP)	$9,347		$9,258		$9,226		$9,168		$9,059		$8,969		$8,985		$8,892

Net risk-weighted assets (regulatory)		$83,328		$82,913		$82,528		$80,400		$79,734		$79,363		$77,236		$76,956

Tier 1 common equity ratio (non-GAAP)		11.22	%	11.17	%	11.18	%	11.40	%	11.36	%	11.30	%	11.63	%	11.55	%

Average tangible common equity
Average Key shareholders’ equity (GAAP)		$10,272		$10,237		$10,314		$10,279		$10,261		$10,222		$10,100		$9,992
Less:	Intangible assets (average) (e)	1,016		1,019		1,023		1,027		1,030		1,026		931		932
	Series A Preferred Stock (average)	291		291		291		291		291		291		291		291

	Average tangible common equity (non-GAAP)	$8,965		$8,927		$9,000		$8,961		$8,940		$8,905		$8,878		$8,769

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$229		$229		$193		$196		$190		$211		$217		$195
Average tangible common equity (non-GAAP)		8,965		8,927		9,000		8,961		8,940		8,905		8,878		8,769

Return on average tangible common equity from continuing operations (non-GAAP)		10.13	%	10.18	%	8.60	%	8.87	%	8.45	%	9.43	%	9.83	%	8.94	%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$224		$266		$198		$199		$197		$214		$231		$194
Average tangible common equity (non-GAAP)		8,965		8,927		9,000		8,961		8,940		8,905		8,878		8,769

Return on average tangible common equity consolidated (non-GAAP)		9.91	%	11.82	%	8.82	%	9.01	%	8.77	%	9.56	%	10.46	%	8.90	%

Cash efficiency ratio
Noninterest expense (GAAP)		$712		$716		$711		$681		$734		$712		$693		$679
Less:	Intangible asset amortization on credit cards (GAAP)	7		8		7		8		8		6		—		—
	Other intangible asset amortization (GAAP)	3		4		3		4		4		3		1		1

	Adjusted noninterest expense (non-GAAP)	$702		$704		$701		$669		$722		$703		$692		$678

Net interest income (GAAP)		$583		$578		$581		$583		$601		$572		$538		$553
Plus:	Taxable-equivalent adjustment	6		6		5		6		6		6		6		6
	Noninterest income (GAAP)	453		459		429		425		439		518		457		442

	Total taxable-equivalent revenue (non-GAAP)	$1,042		$1,043		$1,015		$1,014		$1,046		$1,096		$1,001		$1,001

Cash efficiency ratio (non-GAAP)		67.4	%	67.5	%	69.1	%	66.0	%	69.0	%	64.1	%	69.1	%	67.7	%

Adjusted cash efficiency ratio net of efficiency initiative charges
Adjusted noninterest expense (non-GAAP)		$702		$704		$701		$669		$722		$703		$692		$678
Less:	Efficiency initiative and pension settlement charges (non-GAAP)	24		41		37		15		16		9		—		—

	Net adjusted noninterest expense (non-GAAP)	$678		$663		$664		$654		$706		$694		$692		$678

Total taxable-equivalent revenue (non-GAAP)		$1,042		$1,043		$1,015		$1,014		$1,046		$1,096		$1,001		$1,001

Adjusted cash efficiency ratio net of efficiency initiative charges (non-GAAP)		65.1	%	63.6	%	65.4	%	64.5	%	67.5	%	63.3	%	69.1	%	67.7	%

(a)	Three months ended December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, exclude $92 million, $99 million, $107 million, and $114 million, respectively, of period-end purchased credit card receivable intangible assets. Three months ended December 31, 2012, and September 30, 2012, exclude $123 million and $130 million, respectively, of period-end purchased credit card receivable intangible assets.

(b)	Net of capital surplus for the three months ended December 31, 2013, September 30, 2013, and June 30, 2013.

(c)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(d)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at any quarter-end during 2013 and 2012.

(e)	Three months ended December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, exclude $96 million, $103 million, $110 million, and $118 million, respectively, of average purchased credit card receivable intangible assets. Three months ended December 31, 2012, and September 30, 2012, exclude $126 million and $86 million, respectively, of average purchased credit card receivable intangible assets.

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

Allowance for loan and lease losses

The loan portfolio is the largest category of assets on our balance sheet. We consider a variety of data to determine probable losses incurred in the loan portfolio and to establish an allowance that is sufficient to absorb those losses. For example, we apply expected loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of factors such as changes in economic conditions, underwriting standards, and concentrations of credit. Other considerations include expected cash flows and estimated collateral values.

For all commercial and consumer TDRs, regardless of size, as well as all other impaired commercial loans with an outstanding balances of $2.5 million and greater, we conduct further analysis to determine the probable loss and assign a specific allowance to the loan if deemed appropriate. For example, a specific allowance may be assigned — even when sources of repayment appear sufficient — if we remain uncertain that an impaired loan will be repaid in full.

We continually assess the risk profile of the loan portfolio and adjust the ALLL when appropriate. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower. However, since our total loan portfolio is well diversified in many respects, and the risk profile of certain segments of the loan portfolio may be improving while the risk profile of others is deteriorating, we may decide to change the level of the allowance for one segment of the portfolio without changing it for any other segment.

In addition to adjusting the ALLL to reflect market conditions, we also may adjust the allowance because of unique events that are likely to cause actual losses to vary abruptly and significantly from expected losses. For example, class action lawsuits brought against an industry segment (e.g., one that used asbestos in its product) can cause a precipitous deterioration in the risk profile of borrowers doing business in that segment. Conversely, the dismissal of such lawsuits can improve the risk profile. In either case, historical loss rates for that industry segment would not have provided a precise basis for determining the appropriate level of allowance.

Even minor changes in the level of estimated losses can significantly affect management’s determination of the appropriate allowance because those changes must be applied across a large portfolio. To illustrate, an increase in estimated losses equal to one-tenth of one percent of our consumer loan portfolio as of December 31, 2013, would indicate the need for a $16 million increase in the allowance. The same increase in estimated losses for the commercial loan portfolio would result in a $38 million increase in the allowance. Such adjustments to the ALLL can materially affect financial results. Following the above examples, a $16 million increase in the consumer loan portfolio allowance would have reduced our earnings on an after-tax basis by approximately $10 million, or $.01 per common share; a $38 million increase in the commercial loan portfolio allowance would have reduced earnings on an after-tax basis by approximately $24 million, or $.03 per common share.

As we make decisions regarding the allowance, we benefit from a lengthy organizational history and experience with credit evaluations and related outcomes. Nonetheless, if our underlying assumptions later prove to be inaccurate, the ALLL would likely need to be adjusted, possibly having an adverse effect on our results of operations.

Our accounting policy related to the allowance is disclosed in Note 1 under the heading “Allowance for Loan and Lease Losses.”

Valuation methodologies

We follow the applicable accounting guidance for fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using internally developed models, which are based on third-party data as well as our judgment, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant market available inputs. We describe our application of this accounting guidance, the process used to determine fair values, and the fair value hierarchy in Note 1 under the heading “Fair Value Measurements,” and in Note 6 (“Fair Value Measurements”).

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

At December 31, 2013, $14.5 billion, or 15.6%, of our total assets were measured at fair value on a recurring basis. Substantially all of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At December 31, 2013, $1.3 billion, or 1.5%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

At December 31, 2013, $30 million, or .1%, of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At December 31, 2013, there were no liabilities measured at fair value on a nonrecurring basis.

A discussion of the valuation methodology applied to our loans held for sale is included in Note 1 under the heading “Loans Held for Sale.”

Our principal investments include direct and indirect investments, predominantly in privately-held companies. The fair values of these investments are determined by considering a number of factors, including the target company’s financial condition and results of operations, values of public companies in comparable businesses, market liquidity, and the nature and duration of resale restrictions. The fair value of principal investments was $554 million at December 31, 2013. A 10% positive or negative variance in that fair value would have increased or decreased our 2013 earnings by approximately $55 million ($35 million after tax, or $.04 per common share).

The valuation and testing methodologies used in our analysis of goodwill impairment are summarized in Note 1 under the heading “Goodwill and Other Intangible Assets.” Accounting guidance that was effective for us on January 1, 2012, permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. We did not choose to utilize this qualitative assessment in our annual goodwill impairment testing in the fourth quarter of 2013. Therefore, the first step in testing for impairment is to determine the fair value of each reporting unit. Our reporting units for purposes of this testing are our two major business segments: Key Community Bank and Key Corporate Bank. Fair values are estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). We believe the estimates and assumptions used in the goodwill impairment analysis for our reporting units are reasonable. However, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future.

The second step of impairment testing is necessary only if the carrying amount of either reporting unit exceeds its fair value, suggesting goodwill impairment. In such a case, we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. Because the strength of the economic recovery remained uncertain during 2013, we continued to monitor the impairment indicators for goodwill and other intangible assets, and to evaluate the carrying amount of these assets quarterly. The acquisition of 37 retail banking branches in Western New York resulted in a $62 million increase in the goodwill at the Key Community Bank unit. At December 31, 2013, the Key Community Bank reporting unit had $979 million in goodwill, while the Key Corporate Bank reporting unit had no recorded goodwill. Additional information is provided in Note 10 (“Goodwill and Other Intangible Assets”).

The primary assumptions used in determining our pension and other postretirement benefit obligations and related expenses, including sensitivity analysis of these assumptions, are presented in Note 16 (“Employee Benefits”).

When potential asset impairment is identified, we must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) to apply the appropriate accounting treatment. For example, unrealized losses on securities available for sale that are deemed temporary are recorded in shareholders’ equity; those deemed “other-than-temporary” are recorded in either earnings or shareholders’ equity based on certain factors. Additional information regarding temporary and other-than-temporary impairment on securities available for sale at December 31, 2013, is provided in Note 7 (“Securities”).

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

The application of hedge accounting requires significant judgment to interpret the relevant accounting guidance, as well as to assess hedge effectiveness, identify similar hedged item groupings, and measure changes in the fair value of the hedged items. We believe our methods of addressing these judgments and applying the accounting guidance are consistent with both the guidance and industry practices. However, interpretations of the applicable accounting guidance continue to change and evolve. In the future, these evolving interpretations could result in material changes to our accounting for derivative financial instruments and related hedging activities. Although such changes may not have a material effect on our financial condition, a change could have a material adverse effect on our results of operations in the period in which it occurs. Additional information relating to our use of derivatives is included in Note 1 under the heading “Derivatives,” and Note 8 (“Derivatives and Hedging Activities”).

Contingent liabilities, guarantees and income taxes

Note 20 (“Commitments, Contingent Liabilities and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee, but there is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 20 for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2013.

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

Additionally, we conduct quarterly assessments that determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items. These assessments are subjective and may change. Based on these criteria, and in particular our projections for future taxable income, we currently believe it is more-likely-than-not that we will realize our net deferred tax asset in future periods. However, if our assessments prove incorrect, they could have a material adverse effect on our results of operations in the period in which they occur. For further information on our accounting for income taxes, see Note 12 (“Income Taxes”).

During 2013, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 47.

Figure 47. European Sovereign and Non-Sovereign Debt Exposures

December 31, 2013 in millions	Short and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$(8)	$(8)
Non-sovereign non-financial institutions	$74	—	74
Total	74	(8)	66
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	4	4
Non-sovereign non-financial institutions	316	—	316
Total	316	4	320
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	7	—	7
Total	7	—	7
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	125	—	125
Total	125	—	125
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	121	—	121
Total	121	—	121
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	104	—	104
Total	104	—	104
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	2	2
Non-sovereign non-financial institutions	74	—	74
Total	74	2	76
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	2	2
Non-sovereign non-financial institutions	218	—	218
Total	218	2	220
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	136	—	136
Total	136	—	136
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	1,175	—	1,175
Total	$1,175	$—	$1,175

(a)	This column represents our outstanding leases.

(b)	This column represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 95% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities; these exposures are actively monitored by management. We do not have at-risk exposures in the rest of the world.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Risk Management — Market risk management” in the MD&A beginning on page 77 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial performance for each of the past eight quarters is summarized in Figure 45 contained in the “Fourth Quarter Results” section in the MD&A.

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

Management’s Assessment of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2013. Our independent registered public accounting firm has issued an attestation report, dated February 26, 2014, on our internal control over financial reporting, which is included in this annual report.

Beth E. Mooney

Chairman, Chief Executive Officer and President

Donald R. Kimble

Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of KeyCorp

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). KeyCorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on KeyCorp’s internal control over financial reporting based on our audit.

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

In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KeyCorp as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

Cleveland, Ohio

February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have audited the accompanying consolidated balance sheets of KeyCorp as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of KeyCorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeyCorp at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KeyCorp’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 26, 2014 expressed an unqualified opinion thereon.

Cleveland, Ohio

February 26, 2014

Consolidated Balance Sheets

December 31,
in millions, except per share data	2013	2012

ASSETS
Cash and due from banks	$617	$584
Short-term investments	5,590	3,940
Trading account assets	738	605
Securities available for sale	12,346	12,094
Held-to-maturity securities (fair value: $4,617 and $3,992)	4,756	3,931
Other investments	969	1,064
Loans, net of unearned income of $805 and $957	54,457	52,822
Less: Allowance for loan and lease losses	848	888

Net loans	53,609	51,934
Loans held for sale	611	599
Premises and equipment	885	965
Operating lease assets	305	288
Goodwill	979	979
Other intangible assets	127	171
Corporate-owned life insurance	3,408	3,333
Derivative assets	407	693
Accrued income and other assets (including $22 of consolidated LIHTC guaranteed funds VIEs, see Note 11) (a)	3,015	2,774
Discontinued assets (including $1,980 of consolidated education loan securitization trust VIEs (see Note 11) and $147 of loans in portfolio at fair value (a)	4,572	5,282

Total assets	$92,934	$89,236

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$33,952	$32,380
Savings deposits	2,472	2,433
Certificates of deposit ($100,000 or more)	2,631	2,879
Other time deposits	3,648	4,575

Total interest-bearing	42,703	42,267
Noninterest-bearing	26,001	23,319
Deposits in foreign office — interest-bearing	558	407

Total deposits	69,262	65,993
Federal funds purchased and securities sold under repurchase agreements	1,534	1,609
Bank notes and other short-term borrowings	343	287
Derivative liabilities	414	584
Accrued expense and other liabilities	1,557	1,387
Long-term debt	7,650	6,847
Discontinued liabilities (including $1,854 of consolidated education loan securitization trust VIEs at fair value, see Note 11) (a)	1,854	2,220

Total liabilities	82,614	78,927

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839 and 2,904,839 shares	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905 and 1,016,969,905 shares	1,017	1,017
Capital surplus	4,022	4,126
Retained earnings	7,606	6,913
Treasury stock, at cost (126,245,538 and 91,201,285 shares)	(2,281)	(1,952)
Accumulated other comprehensive income (loss)	(352)	(124)

Key shareholders’ equity	10,303	10,271
Noncontrolling interests	17	38

Total equity	10,320	10,309

Total liabilities and equity	$92,934	$89,236

(a)	The assets of the VIEs can only be used by the particular VIE, and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Year ended December 31,
dollars in millions, except per share amounts	2013	2012	2011

INTEREST INCOME
Loans	$2,151	$2,155	$2,206
Loans held for sale	20	20	14
Securities available for sale	311	399	583
Held-to-maturity securities	82	69	12
Trading account assets	21	18	26
Short-term investments	6	6	6
Other investments	29	38	42

Total interest income	2,620	2,705	2,889

INTEREST EXPENSE
Deposits	158	257	390
Federal funds purchased and securities sold under repurchase agreements	2	4	5
Bank notes and other short-term borrowings	8	7	11
Long-term debt	127	173	216

Total interest expense	295	441	622

NET INTEREST INCOME	2,325	2,264	2,267
Provision (credit) for loan and lease losses	130	229	(60)

Net interest income (expense) after provision for loan and lease losses	2,195	2,035	2,327

NONINTEREST INCOME
Trust and investment services income	393	375	353
Investment banking and debt placement fees	333	327	224
Service charges on deposit accounts	281	287	281
Operating lease income and other leasing gains	108	195	157
Corporate services income	172	168	197
Cards and payments income	162	135	163
Corporate-owned life insurance income	120	122	121
Consumer mortgage income	19	40	32
Mortgage servicing fees	58	24	26
Net gains (losses) from principal investing	52	72	78
Other income (a)	68	111	56

Total noninterest income	1,766	1,856	1,688

NONINTEREST EXPENSE
Personnel	1,609	1,570	1,460
Net occupancy	275	260	258
Computer processing	156	164	166
Business services and professional fees	151	190	183
Equipment	104	107	103
Operating lease expense	47	57	94
Marketing	51	68	60
FDIC assessment	30	31	52
Intangible asset amortization on credit cards	30	14	—
Other intangible asset amortization	14	9	4
Provision (credit) for losses on lending-related commitments	8	(16)	(28)
OREO expense, net	7	15	13
Other expense	338	349	319

Total noninterest expense	2,820	2,818	2,684

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,141	1,073	1,331
Income taxes	271	231	364

INCOME (LOSS) FROM CONTINUING OPERATIONS	870	842	967
Income (loss) from discontinued operations, net of taxes of $26, $14 and ($21) (see Note 13)	40	23	(35)

NET INCOME (LOSS)	910	865	932
Less: Net income (loss) attributable to noncontrolling interests	—	7	12

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$910	$858	$920

Income (loss) from continuing operations attributable to Key common shareholders	$847	$813	$848
Net income (loss) attributable to Key common shareholders	887	836	813
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.93	$.87	$.91
Income (loss) from discontinued operations, net of taxes	.04	.02	(.04)
Net income (loss) attributable to Key common shareholders (b)	.98	.89	.87

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.93	$.86	$.91
Income (loss) from discontinued operations, net of taxes	.04	.02	(.04)
Net income (loss) attributable to Key common shareholders (b)	.97	.89	.87
Cash dividends declared per common share	$.215	$.18	$.10
Weighted-average common shares outstanding (000) (c)	906,524	938,941	931,934
Weighted-average common shares and potential common shares outstanding (000)	912,571	943,259	935,801

(a)	For the years ended December 31, 2013, 2012, and 2011, net securities gains (losses) totaled $1 million, less than $1 million, and $1 million, respectively. For 2013, 2012, and 2011, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of stock options and/or Series A Preferred Stock, as applicable.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
in millions	2013	2012	2011

Net income (loss)	$910	$865	$932
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($173), ($58), and $46	(292)	(98)	77
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($17), $12, and ($6)	(29)	20	(10)
Foreign currency translation adjustments, net of income taxes of ($3), ($3), and $5	(13)	10	(4)
Net pension and postretirement benefit costs, net of income taxes of $63, ($17), and ($44)	106	(28)	(74)

Total other comprehensive income (loss), net of tax	(228)	(96)	(11)

Comprehensive income (loss)	682	769	921
Less: Comprehensive income attributable to noncontrolling interests	—	7	12

Comprehensive income (loss) attributable to Key	$682	$762	$909

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Common Stock Warrant	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

BALANCE AT DECEMBER 31, 2010	2,930	880,608	$2,737	$946	$87	$3,711	$5,557	$ (1,904)	$(17)	$257
Correction of an error in cumulative effect adjustment							(30)
Net income (loss)							920			12
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $46									77
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($6)									(10)
Foreign currency translation adjustments, net of income taxes of $5									(4)
Net pension and postretirement benefit costs, net of income taxes of ($44)									(74)
Deferred compensation						(2)
Cash dividends declared on common shares ($.10 per share)							(94)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)							(23)
Cash dividends accrued on Cumulative Series B Preferred Stock (5% per annum)							(31)
Series B Preferred Stock — TARP redemption	(25)		(2,451)				(49)
Repurchase of common stock warrant					(87)	17
Amortization of discount on Series B Preferred Stock			4				(4)
Common shares issuance		70,621		71		533
Common shares reissued for stock options and other employee benefit plans		1,779				(65)		89
Other			1
Net contribution from (distribution to) noncontrolling interests										(252)

BALANCE AT DECEMBER 31, 2011	2,905	953,008	$291	$1,017	—	$4,194	$6,246	$(1,815)	$(28)	$17
Net income (loss)							858			7
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($58)									(98)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $12									20
Foreign currency translation adjustments, net of income taxes of ($3)									10
Net pension and postretirement benefit costs, net of income taxes of ($17)									(28)
Deferred compensation						17
Cash dividends declared on common shares ($.18 per share)							(169)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)							(22)
Common shares repurchased		(30,637)						(251)
Common shares reissued (returned) for stock options and other employee benefit plans		3,398				(85)		114
Net contribution from (distribution to) noncontrolling interests										14

BALANCE AT DECEMBER 31, 2012	2,905	925,769	$291	$1,017	—	$4,126	$6,913	$(1,952)	$(124)	$38
Net income (loss)							910			—
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($173)									(292)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($17)									(29)
Foreign currency translation adjustments, net of income taxes of ($3)									(13)
Net pension and postretirement benefit costs, net of income taxes of $63									106
Cash dividends declared on common shares ($.215 per share)							(194)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)							(23)
Common shares repurchased		(41,599)						(474)
Common shares reissued (returned) for stock options and other employee benefit plans		6,554				(104)		145
Net contribution from (distribution to) noncontrolling interests										(21)

BALANCE AT DECEMBER 31, 2013	2,905	890,724	$291	$1,017	—	$4,022	$7,606	$(2,281)	$(352)	$17

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year ended December 31,
in millions	2013	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$910	$865	$932
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	130	229	(60)
Provision (credit) for losses on lending-related commitments	8	(16)	(28)
Provision (credit) for losses on LIHTC guaranteed funds	4	—	(5)
Depreciation, amortization and accretion expense, net	193	204	201
Increase in cash surrender value of corporate-owned life insurance	(106)	(110)	(111)
Stock-based compensation expense	35	49	41
FDIC reimbursement (payments), net of FDIC expense	296	26	46
Deferred income taxes (benefit)	29	35	317
Proceeds from sales of loans held for sale	5,605	5,541	3,796
Originations of loans held for sale, net of repayments	(5,440)	(5,189)	(3,922)
Net losses (gains) from sale of loans held for sale	(125)	(150)	(75)
Net losses (gains) from principal investing	(52)	(72)	(78)
Net losses (gains) and writedown on OREO	6	13	9
Net losses (gains) on leased equipment	(43)	(111)	(25)
Net losses (gains) on sales of fixed assets	12	2	2
Net securities losses (gains)	(1)	—	(1)
Gain on sale of Victory	(92)	—	—
Net decrease (increase) in trading account assets	(133)	18	362
Other operating activities, net	343	(66)	392

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,579	1,268	1,793
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	601	776	—
Proceeds from sale of Victory	72	—	—
Net decrease (increase) in short-term investments	(1,650)	(421)	(2,175)
Purchases of securities available for sale	(5,222)	(1,772)	(624)
Proceeds from sales of securities available for sale	35	1	1,667
Proceeds from prepayments and maturities of securities available for sale	4,470	5,551	5,000
Proceeds from prepayments and maturities of held-to-maturity securities	847	660	83
Purchases of held-to-maturity securities	(1,672)	(2,481)	(2,175)
Purchases of other investments	(46)	(66)	(138)
Proceeds from sales of other investments	187	28	90
Proceeds from prepayments and maturities of other investments	6	197	111
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(1,999)	(2,904)	(297)
Proceeds from sales of portfolio loans	185	277	218
Proceeds from corporate-owned life insurance	31	33	22
Purchases of premises, equipment, and software	(100)	(164)	(180)
Proceeds from sales of premises and equipment	8	1	1
Proceeds from sales of other real estate owned	23	67	120

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,224)	(217)	1,723
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	2,333	1,989	1,346
Net increase (decrease) in short-term borrowings	(18)	(152)	(1,148)
Net proceeds from issuance of long-term debt	2,573	837	1,046
Payments on long-term debt	(1,545)	(3,394)	(2,215)
Repurchase of common shares	(474)	(251)	—
Net proceeds from issuance of common shares	—	—	604
Net proceeds from reissuance of common shares	26	2	—
Series B Preferred Stock — TARP redemption	—	—	(2,500)
Repurchase of common stock warrant	—	—	(70)
Cash dividends paid	(217)	(191)	(164)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,678	(1,160)	(3,101)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	33	(109)	415
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	584	693	278

CASH AND DUE FROM BANKS AT END OF YEAR	$617	$584	$693

Additional disclosures relative to cash flows:
Interest paid	$293	$464	$605
Income taxes paid (refunded)	185	84	(305)
Noncash items:
Assets acquired	$41	$1,283	—
Liabilities assumed	—	2,059	—
Loans transferred to portfolio from held for sale	9	41	$13
Loans transferred to held for sale from portfolio	61	118	103
Loans transferred to other real estate owned	21	38	49

See Notes to Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may find it helpful to refer back to this page as you read this report.

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

CCAR: Comprehensive Capital Analysis and Review.

CFPB: Consumer Financial Protection Bureau.

CFTC: Commodities Futures Trading Commission.

CMBS: Commercial mortgage-backed securities.

CMO: Collateralized mortgage obligation.

Common shares: Common Shares, $1 par value.

CPP: Capital Purchase Program of the U.S. Treasury.

DIF: Deposit Insurance Fund of the FDIC.

Dodd-Frank Act: Dodd-Frank Wall Street Reform and

Consumer Protection Act of 2010.

EPS: Earnings per share.

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

GNMA: Government National Mortgage Association.

IRS: Internal Revenue Service.

ISDA: International Swaps and Derivatives Association.

KAHC: Key Affordable Housing Corporation.

KEF: Key Equipment Finance.

LIBOR: London Interbank Offered Rate.

LIHTC: Low-income housing tax credit.

Moody’s: Moody’s Investor Services, Inc.

MSRs: Mortgage servicing rights.

N/A: Not applicable.

NASDAQ: The NASDAQ Stock Market LLC.

N/M: Not meaningful.

NOW: Negotiable Order of Withdrawal.

NPLs: Nonperforming loans.

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

S&P: Standard and Poor’s Ratings Services, a Division of The McGraw-Hill Companies, Inc.

SEC: U.S. Securities & Exchange Commission.

Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative

Perpetual Convertible Preferred Stock, Series A.

SIFIs: Systemically important financial institutions, including BHCs with total consolidated assets of at least $50 billion and nonbank financial companies designated by FSOC for supervision by the Federal Reserve.

TARP: Troubled Asset Relief Program.

TDR: Troubled debt restructuring.

TE: Taxable equivalent.

U.S. Treasury: United States Department of the Treasury.

VaR: Value at risk.

VEBA: Voluntary Employee Beneficiary Association.

Victory: Victory Capital Management and/or

Victory Capital Advisors.

VIE: Variable interest entity.

XBRL: eXtensible Business Reporting Language.

Organization

We are one of the nation’s largest bank-based financial services companies, with consolidated total assets of $92.9 billion at December 31, 2013. We provide deposit, lending, cash management and investment services to individuals and to small and medium-sized businesses through our subsidiary, KeyBank. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications, and derivatives to middle market companies in selected industries throughout the United States through our subsidiary, KeyBanc Capital Markets. As of December 31, 2013, KeyBank operated 1,028 full-service retail banking branches and 1,335 automated teller machines in 12 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two major business segments, Key Community Bank and Key Corporate Bank, is included in Note 23 (“Line of Business Results”).

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

Loans Held for Sale

Our loans held for sale at December 31, 2013, and December 31, 2012, are disclosed in Note 4 (“Loans and Loans Held for Sale”). These loans, which we originated and intend to sell, are carried at the lower of aggregate cost or fair value. Fair value is determined based on available market data for similar assets, expected cash flows, and appraisals of underlying collateral or the credit quality of the borrower. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off. Subsequent declines in fair value are recognized as a charge to noninterest income. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold.

Nonperforming Loans

Nonperforming loans are loans for which we do not accrue interest income, and include commercial and consumer loans and leases, as well as current year TDRs and nonaccruing TDR loans from prior years. Nonperforming loans do not include loans held for sale or PCI loans.

We generally will classify commercial loans as nonperforming and stop accruing interest (i.e., designate the loan “nonaccrual”) when the borrower’s principal or interest payment is 90 days past due or the loan is well-secured and in the process of collection. Commercial loans are also placed on nonaccrual status when payment is not past due but we have serious doubts about the borrower’s ability to comply with existing repayment terms. Once a loan is designated nonaccrual (and as a result impaired), the interest accrued but not collected generally is charged against the ALLL, and payments subsequently received generally are applied to principal. However, if we believe that all principal and interest on a commercial nonaccrual loan ultimately are collectible, interest income may be recognized as received. Commercial loans generally are charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 day past due.

We generally will classify consumer loans as nonperforming and stop accruing interest when the borrower’s payment is 120 days past due, unless the loan is well-secured and in the process of collection. Any second lien home equity loan with an associated first lien that is 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan. Secured loans that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are designated as nonperforming and TDRs. Our charge-off policy for most consumer loans takes effect when payments are 120 days past due. Home equity and residential mortgage loans generally are charged down to the fair value of the underlying collateral when payment is 180 days past due. Credit card loans, and similar unsecured products, continue to accrue interest until the account is charged off at 180 days past due.

Commercial and consumer loans may be returned to accrual status if we are reasonably assured that all contractually due principal and interest are collectible and the borrower has demonstrated a sustained period (generally 6 months) of repayment performance under the contracted terms of the loan and applicable regulation.

Impaired Loans

A nonperforming loan is considered to be impaired and assigned a specific reserve when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement.

All commercial and consumer TDRs regardless of size and all impaired commercial loans with an outstanding balance $2.5 million or greater are individually evaluated for impairment. Nonperforming loans of less than $2.5 million and smaller-balance homogeneous loans (residential mortgage, home equity loans, marine, etc.) are aggregated and collectively evaluated for impairment. The amount of the reserve is estimated based on the criteria outlined in the “Allowance for Loan and Lease Losses” section of this note.

Allowance for Loan and Lease Losses

The ALLL represents our estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. We establish the amount of this allowance by analyzing the quality of the loan portfolio at least quarterly, and more often if deemed necessary. When developing and documenting our methodology to determine the ALLL, we segregate our loan portfolio between commercial and consumer loans. We believe these portfolio segments represent the most appropriate level for determining our historical loss experience, as well as the level at which we monitor credit quality and risk characteristics of the portfolios. Commercial loans, which generally have larger individual balances, constitute a significant portion of our total loan portfolio. The consumer portfolio typically includes smaller balance, homogeneous loans.

We estimate the appropriate level of our ALLL by applying expected loss rates to existing loans with similar risk characteristics. Expected loss rates for commercial loans are derived from a statistical analysis of our historical default and loss severity experience. The analysis utilizes probability of default and loss given default to assign loan grades using our internal risk rating system. Our expected loss rates are reviewed quarterly and updated as necessary. As of December 31, 2013, the probability of default ratings were based on our default data for the period from January 2008 through October 2013, which encompasses the last downturn period as well as some of our more recent credit experience. We adjust expected loss rates based on calculated estimates of the average time period from initial loss indication to the initial loss recorded for an individual loan.

Expected loss rates for consumer loans are derived from a statistical analysis of our historical default and loss severity experience. Consumer loans are analyzed quarterly in homogeneous product type pools that share similar attributes and are assigned an expected loss rate that represents expected losses over the next 12 months. The estimate of the average time period from initial loss indication to initial loss recorded for consumer loans is one to one and one-half years.

The ALLL may be adjusted to reflect our current assessment of many qualitative factors that may not be directly measured in the statistical analysis of expected loss, including:

¿	changes in international, national, regional, and local economic and business conditions;

¿	changes in the experience, ability and depth of our lending management and staff;

¿	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices;

¿	changes in the nature and volume of the loan portfolio, including the existence and effect of any concentrations of credit, and changes in the level of such concentrations;

¿	changes in the volume and/or severity of past due, nonaccrual and adversely classified or graded loans; and

¿	external factors, such as competition, legal developments and regulatory requirements.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million and greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan balances of TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses.

While quantitative modeling factors such as default probability and expected recovery rates are constantly changing as the financial strength of the borrower and overall economic conditions change, there have been no changes to the accounting policies or methodology we used to estimate the ALLL.

Liability for Credit Losses on Lending-Related Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. This liability totaled $37 million at December 31, 2013, and $29 million at December 31, 2012. We establish the amount of this allowance by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

Fair Value Measurements

We follow the applicable accounting guidance for fair value measurements and disclosures for all applicable financial and nonfinancial assets and liabilities. This guidance defines fair value, establishes a framework for measurement, and addresses disclosures about fair value measurements. Fair value-related guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value to any new circumstances.

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

In measuring the fair value of an asset, we assume the highest and best use of the asset by a market participant — not just the intended use — to maximize the value of the asset. We also consider whether any credit valuation adjustments are necessary based on the counterparty’s credit quality.

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

All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy that gives the highest ranking to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs (Level 3). Fair values for Level 2 assets or liabilities are based on one or a combination of the following factors: (i) quoted market prices for similar assets or liabilities; (ii) observable inputs, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data. The level in the fair value hierarchy ascribed to a fair value measurement in its entirety is based on the lowest level input that is significant to the measurement. We consider an input to be significant if it drives 10% or more of the total fair value of a particular asset or liability. Assets and liabilities may transfer between levels based on the observable and unobservable inputs used at the valuation date, as the inputs may be influenced by certain market conditions. We recognize transfers between levels of the fair value hierarchy at the end of the reporting period.

Typically, assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. However, if the fair value measurement of an instrument does not necessarily result in a change in the amount recorded on the balance sheet, assets and liabilities are considered to be fair valued on a nonrecurring basis. This generally occurs when we apply accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment.

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

Other Investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 57% and 59% of other investments at December 31, 2013, and 2012, respectively, and included both direct investments (investments made in a particular company), and indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately-held companies and are carried at fair value ($554 million at December 31, 2013, and $627 million at December 31, 2012). Changes in fair values and realized gains and losses on sales of principal investments are reported as “net gains (losses) from principal investing” on the income statement.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost. The carrying amounts of the investments carried at cost are adjusted for declines in value if they are considered to be other-than-temporary. These adjustments are included in “net gains (losses) from principal investing” on the income statement.

Repurchase agreements

We enter into repurchase and reverse repurchase agreements primarily to acquire securities to cover short positions, to accommodate customers’ financing needs, and to settle other securities obligations. Repurchase and reverse repurchase agreements are accounted for as collateralized financing transactions and recorded on our balance sheet at the amounts at which the securities will be subsequently sold or repurchased. The value of our repurchase and reverse repurchase agreements is based on the valuation of the underlying securities, as further described under the “Other assets and liabilities” heading in Note 6 (“Fair Value Measurements”). Fees received in connection with these transactions are recorded in interest income; fees paid are recorded in interest expense.

Derivatives

In accordance with applicable accounting guidance, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value. The net increase or decrease in derivatives is included in “other operating activities, net” within the statement of cash flows.

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

Servicing Assets

We service commercial real estate loans. Servicing assets related to all commercial real estate loan servicing totaled $332 million at December 31, 2013, and $204 million at December 31, 2012, and are included in “accrued income and other assets” on the balance sheet.

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

We remeasure our servicing assets using the amortization method at each reporting date. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income, and is recorded in “mortgage fees” on the income statement.

Servicing assets are evaluated quarterly for possible impairment. This process involves classifying the assets based on the types of loans serviced and their associated interest rates, and determining the fair value of each class. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced by recording a charge to income in the amount of such excess and establishing a valuation allowance. No impairment of servicing assets recorded for the years ended December 31, 2013, 2012, and 2011, was material in amount. Additional information pertaining to servicing assets is included in Note 9 (“Mortgage Servicing Assets”).

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

Relevant accounting guidance provides that goodwill and certain other intangible assets must be subjected to impairment testing at least annually. We perform quantitative goodwill impairment testing in the fourth quarter of each year. Our reporting units for purposes of this testing are our two business segments, Key Community Bank and Key Corporate Bank. Because the strength of the economic recovery remained uncertain during 2013, we continued to monitor the impairment indicators for goodwill and other intangible assets, and to evaluate the carrying amount of these assets quarterly.

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

Effective October 1, 2013, and on a prospective basis, the amount of capital being allocated to our reporting units as a proxy for the carrying value will be based on risk-based regulatory capital requirements. Prior year methodology utilized allocated economic equity as a proxy for the carrying value of the reporting units.

Additional information pertaining to goodwill and other intangible assets is included in Note 10 (“Goodwill and Other Intangible Assets”).

Purchased Loans

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased performing loans that do not have evidence of deterioration in credit quality at acquisition are recorded at fair value at the acquisition date. Any premium or discount associated with purchased performing loans is recognized as an expense or income based on the effective yield method of amortization. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected, are deemed PCI. These loans are initially recorded at fair value without recording an allowance for loan losses. Fair value of these loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then a market-based discount rate is applied to those cash flows. PCI loans are generally accounted for on a pool basis, with pools formed based on the common characteristics of the loans, such as loan collateral type or loan product type. Each pool is accounted for as a single asset with one composite interest rate and an aggregate expectation of cash flows.

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

After we acquire loans determined to be PCI loans, actual cash collections are monitored to determine if they conform to management’s expectations. Revised cash flow expectations are prepared, as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require us to establish an allowance for loan losses by recording a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and require us to recalculate the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool.

A purchased loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. If the loan is sold, a gain or loss on sale is recognized and reported within noninterest income based on the difference between the sales proceeds and the carrying amount of the loan. In the case of a foreclosure, an individual loan is removed from the pool at an amount received from its resolution (fair value of the underlying collateral less costs to sell). Any difference between this amount and the loan carrying value is absorbed by the nonaccretable difference established for the entire pool. For loans resolved by payment in full, there is no difference between the amount received at resolution and the outstanding balance of the loan. In these cases, the remaining accretable amount balance is unaffected and any material change in remaining effective yield caused by removing the loan from the pool is addressed in connection with the subsequent cash flow re-assessment for the pool. PCI loans subject to modification are not removed from the pool even if those loans would otherwise be deemed TDRs since the pool, and not the individual loan, represents the unit of account.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. We determine depreciation of premises and equipment using the straight-line method over the estimated useful lives of the particular assets. Leasehold improvements are amortized using the straight-line method over the terms of the leases. Accumulated depreciation and amortization on premises and equipment totaled $1.2 billion at December 31, 2013, and 2012.

Internally Developed Software

We rely on company personnel and independent contractors to plan, develop, install, customize and enhance computer systems applications that support corporate and administrative operations. Software development costs, such as those related to program coding, testing, configuration and installation, are capitalized and included in “accrued income and other assets” on the balance sheet. The resulting asset ($60 million at December 31, 2013, and $53 million at December 31, 2012) is amortized using the straight-line method over its expected useful life (not to exceed five years). Costs incurred during the planning and post-development phases of an internal software project are expensed as incurred.

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

Additional information regarding guarantees is included in Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Guarantees.”

Revenue Recognition

We recognize revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectibility is reasonably assured. Our principal source of revenue is interest income, which is recognized on an accrual basis primarily according to nondiscretionary formulas in written contracts, such as loan agreements or securities contracts.

Stock-Based Compensation

Stock-based compensation is measured using the fair value method of accounting. The measured cost is recognized over the period during which the recipient is required to provide service in exchange for the award. We estimate expected forfeitures when stock-based awards are granted and record compensation expense only for awards that are expected to vest.

We recognize compensation cost for stock-based, mandatory deferred incentive compensation awards using the accelerated method of amortization over a period of approximately five years (the current year performance period and a four-year vesting period, which generally starts in the first quarter following the performance period) for awards granted in 2012 and after, and over a period of approximately four years (the current year performance period and a three-year vesting period, which generally starts in the first quarter following the performance period) for awards granted prior to 2012.

Employee stock options typically become exercisable at the rate of 25% per year for options granted in 2011 and after, or 33-1/3% per year for options granted prior to 2011, beginning one year after the grant date. Options expire no later than ten years after their grant date. We recognize stock-based compensation expense for stock options with graded vesting using an accelerated method of amortization.

We use shares repurchased under our annual capital plan submitted to our regulators (treasury shares) for share issuances under all stock-based compensation programs other than the discounted stock purchase plan. Shares issued under the discounted stock purchase plan are purchased on the open market.

We estimate the fair value of options granted using the Black-Scholes option-pricing model, as further described in Note 15 (“Stock-Based Compensation”).

Marketing Costs

We expense all marketing-related costs, including advertising costs, as incurred.

Accounting Guidance Adopted in 2013

Benchmark interest rate.    In July 2013, the FASB issued new accounting guidance allowing entities to designate the Federal Funds Effective Swap Rate (which is the Overnight Index Swap rate, or OIS rate, in the U.S.) as a benchmark interest rate, in addition to U.S. Treasury and LIBOR rates, for hedge accounting purposes. This new accounting guidance was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 (effective July 17, 2013, for us). Note 8 (“Derivatives and Hedging Activities”) provides information regarding our use of derivatives and hedge accounting.

Reporting of amounts reclassified out of AOCI.    In February 2013, the FASB issued new accounting guidance that requires reclassifications of amounts out of AOCI to be reported in a new format. It does not require the reporting of any information that is not currently required to be disclosed under existing GAAP. This accounting guidance was effective prospectively for reporting periods beginning after December 15, 2012 (effective January 1, 2013, for us). The disclosures required by this accounting guidance are provided in Note 21 (“Accumulated Other Comprehensive Income”).

Testing indefinite-lived intangible assets for impairment.    In July 2012, the FASB issued new accounting guidance that simplifies how an entity tests indefinite-lived intangible assets other than goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether further impairment testing is required. This accounting guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Offsetting disclosures.    In December 2011, the FASB issued new accounting guidance that requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on the entity’s financial position. In January 2013, the FASB issued new accounting guidance that clarified the scope of the guidance to include derivatives, repurchase and reverse repurchase agreements, and securities lending and borrowing transactions. This accounting guidance was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (effective January 1, 2013, for us). Information about our offsetting and related arrangements is provided in Note 14 (“Securities Financing Activities”).

Accounting Guidance Pending Adoption at December 31, 2013

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

Investment companies.    In June 2013, the FASB issued new accounting guidance that modifies the criteria used to define an investment company. It also sets forth certain measurement and disclosure requirements for an investment company. This accounting guidance will be effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013 (effective January 1, 2014, for us). Early application is prohibited. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Liquidation basis of accounting.    In April 2013, the FASB issued new accounting guidance that specifies when and how an entity should prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, as defined in the guidance, and describes the related disclosures that should be made. This new accounting guidance will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein (effective January 1, 2014, for us). Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Reporting of cumulative translation adjustments upon the derecognition of certain investments.    In March 2013, the FASB issued new accounting guidance that addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This accounting guidance will be effective prospectively for reporting periods beginning after December 15, 2013 (effective January 1, 2014, for us). The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Investments in qualified affordable housing projects.    In January 2014, the FASB issued new accounting guidance that modifies the conditions that must be met to make an election to account for investments in qualified affordable housing projects using the proportional amortization method. This accounting guidance will be effective retrospectively for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us). Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Troubled debt restructurings.    In January 2014, the FASB issued new accounting guidance that clarifies the definition of when an in substance repossession or foreclosure occurs for purposes of creditor reclassification of residential real estate collateralized consumer mortgage loans by derecognizing the loan and recognizing the collateral asset. This accounting guidance will be effective for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us) and can be implemented using either a modified retrospective method or prospective method. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

2. Earnings Per Common Share

Basic earnings per share is the amount of earnings (adjusted for dividends declared on our preferred stock) available to each common share outstanding during the reporting periods. Diluted earnings per share is the amount of earnings available to each common share outstanding during the reporting periods adjusted to include the effects of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for the conversion of our convertible Series A Preferred Stock, stock options, and other stock-based awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. For diluted earnings per share, net income available to common shareholders can be affected by the conversion of our convertible Series A Preferred Stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the amount of preferred dividends associated with our Series A Preferred Stock. For the year ended December 31, 2013, weighted-average common shares and potential common shares outstanding included six million shares associated with common share options and other stock awards.

Our basic and diluted earnings per common share are calculated as follows:

Year ended December 31,
dollars in millions, except per share amounts	2013	2012	2011
EARNINGS
Income (loss) from continuing operations	$870	$842	$967
Less: Net income (loss) attributable to noncontrolling interests	—	7	12
Income (loss) from continuing operations attributable to Key	870	835	955
Less: Dividends on Series A Preferred Stock	23	22	23
Cash dividends on Series B Preferred Stock	—	—	31
Amortization of discount on Series B Preferred Stock (a)	—	—	53
Income (loss) from continuing operations attributable to Key common shareholders	847	813	848
Income (loss) from discontinued operations, net of taxes (b)	40	23	(35)
Net income (loss) attributable to Key common shareholders	$887	$836	$813

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	906,524	938,941	931,934
Effect of dilutive convertible preferred stock, common stock options and other stock awards (000)	6,047	4,318	3,867
Weighted-average common shares and potential common shares outstanding (000)	912,571	943,259	935,801

EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.93	$.87	$.91
Income (loss) from discontinued operations, net of taxes (b)	.04	.02	(.04)
Net income (loss) attributable to Key common shareholders (c)	.98	.89	.87

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.93	$.86	$.91
Income (loss) from discontinued operations, net of taxes (b)	.04	.02	(.04)
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.97	.89	.87

(a)	Includes a $49 million deemed dividend recorded in the first quarter of 2011 related to the repurchase of the $2.5 billion Series B Preferred Stock.

(b)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 13 (“Acquisitions and Discontinued Operations”).

(c)	EPS may not foot due to rounding.

3. Restrictions on Cash, Dividends and Lending Activities

Federal law requires a depository institution to maintain a prescribed amount of cash or deposit reserve balances with its Federal Reserve Bank. KeyBank maintained average reserve balances aggregating $291 million in 2013 to fulfill these requirements.

Capital distributions from KeyBank and other subsidiaries are our principal source of cash flows for paying dividends on our common and preferred shares, servicing our debt, and financing corporate operations. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date the dividend is declared.

During 2013, KeyBank paid KeyCorp a total of $600 million in dividends; nonbank subsidiaries did not pay any cash dividends or noncash dividends to KeyCorp. As of December 31, 2013, KeyBank had fully utilized its regulatory capacity to pay dividends to KeyCorp. During 2013, KeyCorp did not make any cash capital infusions to KeyBank. At December 31, 2013, KeyCorp held $2.5 billion in short-term investments, which can be used to pay dividends to shareholders, service debt, and finance corporate operations.

As indicated in the “Supervision and Regulation” section of Item 1 of this report under the heading “Bank transactions with affiliates,” federal law and regulation also restricts loans and advances from bank subsidiaries to their parent companies (and to nonbank subsidiaries of their parent companies), and requires those transactions to be secured.

4. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

December 31,
in millions	2013	2012

Commercial, financial and agricultural (a)	$24,963	$23,242
Commercial real estate:
Commercial mortgage	7,720	7,720
Construction	1,093	1,003
Total commercial real estate loans	8,813	8,723
Commercial lease financing (b)	4,551	4,915
Total commercial loans	38,327	36,880
Residential — Prime Loans:
Real estate — residential mortgage	2,187	2,174
Home equity:
Key Community Bank	10,340	9,816
Other	334	423
Total home equity loans	10,674	10,239
Total residential — prime loans	12,861	12,413
Consumer other — Key Community Bank	1,449	1,349
Credit cards	722	729
Consumer other:
Marine	1,028	1,358
Other	70	93
Total consumer other	1,098	1,451
Total consumer loans	16,130	15,942
Total loans (c) (d)	$54,457	$52,822

(a)	December 31, 2013, and December 31, 2012, loan balances include $94 million and $90 million of commercial credit card balances, respectively.

(b)	December 31, 2013, commercial lease financing includes receivables of $58 million held as collateral for a secured borrowing. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”).

(c)	December 31, 2013, total loans include purchased loans of $166 million, of which $16 million were PCI loans. December 31, 2012, total loans include purchased loans of $217 million, of which $23 million were PCI loans.

(d)	Excludes loans in the amount of $4.5 billion at December 31, 2013, and $5.2 billion at December 31, 2012, related to the discontinued operations of the education lending business.

We use interest rate swaps, which modify the repricing characteristics of certain loans, to manage interest rate risk. For more information about such swaps, see Note 8 (“Derivatives and Hedging Activities”).

Our loans held for sale by category are summarized as follows:

December 31,
in millions	2013	2012

Commercial, financial and agricultural	$278	$29
Real estate — commercial mortgage	307	477
Commercial lease financing	9	8
Real estate — residential mortgage	17	85
Total loans held for sale	$611	$599

Our summary of changes in loans held for sale follows:

Year ended December 31,
in millions	2013	2012
Balance at beginning of the period	$599	$728
New originations	5,452	5,209
Transfers from held to maturity, net	52	77
Loan sales	(5,480)	(5,391)
Loan draws (payments), net	(12)	(20)
Transfers to OREO / valuation adjustments	—	(4)
Balance at end of period	$611	$599

Commercial and consumer leasing financing receivables primarily are direct financing leases, but also include leveraged leases. The composition of the net investment in direct financing leases is as follows:

December 31,
in millions	2013	2012
Direct financing lease receivables	$3,176	$3,429
Unearned income	(219)	(260)
Unguaranteed residual value	231	261
Deferred fees and costs	21	25
Net investment in direct financing leases	$3,209	$3,455

At December 31, 2013, minimum future lease payments to be received are as follows: 2014 — $1.1 billion; 2015 — $853 million; 2016 — $515 million; 2017 — $287 million; 2018 — $134 million; and all subsequent years — $173 million. The allowance related to lease financing receivables is $62 million at December 31, 2013.

5. Asset Quality

We assess the credit quality of the loan portfolio by monitoring net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by management.

Our nonperforming assets and past due loans were as follows:

December 31,
in millions	2013	2012

Total nonperforming loans (a), (b)	$508	$674
Nonperforming loans held for sale	1	25
OREO	15	22
Other nonperforming assets	7	14
Total nonperforming assets	$531	$735

Nonperforming assets from discontinued operations — education lending (c)	$25	$20

Restructured loans included in nonperforming loans (a)	$214	$249
Restructured loans with an allocated specific allowance (d)	71	114
Specifically allocated allowance for restructured loans (e)	35	33
Accruing loans past due 90 days or more	$71	$78
Accruing loans past due 30 through 89 days	318	424

(a)	December 31, 2012, loan balance includes $72 million of current, paying as originally agreed, secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed, as addressed in updated regulatory guidance issued in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

(b)	December 31, 2013, and December 31, 2012, loan balances exclude $16 million and $23 million of PCI loans, respectively.

(c)	Includes restructured loans of approximately $13 million and $3 million at December 31, 2013, and December 31, 2012, respectively. See Note 13 (“Acquisitions and Discontinued Operations”) for further discussion.

(d)	Included in individually impaired loans allocated a specific allowance.

(e)	Included in allowance for individually evaluated impaired loans.

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI and initially recorded at fair value without recording an allowance for loan losses. At the date of acquisition, the estimated gross contractual amount receivable of PCI loans totaled $41 million. The estimated cash flows not expected to be collected (the nonaccretable amount) were $11 million, and the accretable amount was approximately $5 million. The difference between the fair value and the cash flows expected to be collected from the purchased loans is accreted to interest income over the remaining term of the loans.

At December 31, 2013, the outstanding unpaid principal balance and carrying value of all PCI loans was $24 million and $16 million, respectively. Changes in the accretable yield during 2013 included accretion of $2 million and net reclassifications of $3 million, resulting in an ending balance of $5 million at December 31, 2013.

At December 31, 2013, the approximate carrying amount of our commercial nonperforming loans outstanding represented 57% of their original contractual amount, total nonperforming loans outstanding represented 72% of their original contractual amount owed, and nonperforming assets in total were carried at 70% of their original contractual amount.

At December 31, 2013, our twenty largest nonperforming loans totaled $86 million, representing 17% of total loans on nonperforming status from continuing operations. At December 31, 2012, the twenty largest nonperforming loans totaled $179 million, representing 27% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $23 million for the year ended December 31, 2013, and $25 million for the year ended December 31, 2012.

The following tables set forth a further breakdown of individually impaired loans as of December 31, 2013, and December 31, 2012:

December 31, 2013 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$33		$69		—	$33
Commercial real estate:
Commercial mortgage	21		25		—	55
Construction	48		131		—	48
Total commercial real estate loans	69		156		—	103
Total commercial loans with no related allowance recorded	102		225		—	136

Real estate — residential mortgage	27		27		—	24

Home equity:
Key Community Bank	67		67		—	66
Other	2		2		—	2
Total home equity loans	69		69		—	68
Consumer other:
Marine	3		3		—	2
Total consumer other	3		3		—	2
Total consumer loans	99		99		—	94
Total loans with no related allowance recorded	201		324		—	230

With an allowance recorded:
Commercial, financial and agricultural	17		20		$8	25
Commercial real estate:
Commercial mortgage	6		6		2	7
Construction	2		12		—	1
Total commercial real estate loans	8		18		2	8
Total commercial loans with an allowance recorded	25		38		10	33

Real estate — residential mortgage	29		29		9	23

Home equity:
Key Community Bank	35		35		10	29
Other	10		11		1	9
Total home equity loans	45		46		11	38

Consumer other — Key Community Bank	3		3		1	2
Credit cards	5		5		1	3
Consumer other:
Marine	49		49		10	55
Other	1		1		—	1
Total consumer other	50		50		10	56
Total consumer loans	132		133		32	122
Total loans with an allowance recorded	157		171		42	155
Total	$358		$495		$42	$385

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2012 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$32		$64		—	$60
Commercial real estate:
Commercial mortgage	89		142		—	95
Construction	48		182		—	39
Total commercial real estate loans	137		324		—	134
Total commercial loans with no related allowance recorded	169		388		—	194

Real estate — residential mortgage	21		21		—	10

Home equity:
Key Community Bank	65		65		—	33
Other	3		3		—	1
Total home equity loans	68		68		—	34
Total consumer loans	89		89		—	44
Total loans with no related allowance recorded	258		477		—	238

With an allowance recorded:
Commercial, financial and agricultural	33		42		$12	48
Commercial real estate:
Commercial mortgage	7		7		1	51
Construction	—		—		—	6
Total commercial real estate loans	7		7		1	57
Total commercial loans with an allowance recorded	40		49		13	105

Real estate — residential mortgage	17		17		1	8

Home equity:
Key Community Bank	22		22		11	11
Other	9		9		1	5
Total home equity loans	31		31		12	16

Consumer other — Key Community Bank	2		2		2	1
Credit cards	2		2		—	1
Consumer other:
Marine	60		60		7	30
Other	1		1		—	1
Total consumer other	61		61		7	31
Total consumer loans	113		113		22	57
Total loans with an allowance recorded	153		162		35	162
Total	$411		$639		$35	$400

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the years ended December 31, 2013, and 2012, interest income recognized on the outstanding balances of accruing impaired loans totaled $6 million and $5 million, respectively.

At December 31, 2013, aggregate restructured loans (accrual and nonaccrual loans) totaled $338 million, compared to $320 million at December 31, 2012. We added $182 million in restructured loans during 2013, which were offset by $164 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2013, follows:

December 31, 2013 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	33	$72	$34
Commercial real estate:
Real estate — commercial mortgage	11	41	14
Real estate — construction	6	19	4
Total commercial real estate loans	17	60	18
Total commercial loans	50	132	52
Real estate — residential mortgage	676	43	43
Home equity:
Key Community Bank	1,708	91	86
Other	227	6	6
Total home equity loans	1,935	97	92
Consumer other — Key Community Bank	49	2	1
Credit cards	629	5	4
Consumer other:
Marine	360	24	21
Other	50	1	1
Total consumer other	410	25	22
Total consumer loans	3,699	172	162
Total nonperforming TDRs	3,749	304	214

Prior-year accruing (a)
Commercial, financial and agricultural	50	7	3
Commercial real estate:
Real estate — commercial mortgage	4	18	10
Real estate — construction	1	23	42
Total commercial real estate loans	5	41	52
Total commercial loans	55	48	55
Real estate — residential mortgage	119	12	12
Home equity:
Key Community Bank	161	17	17
Other	212	7	6
Total home equity loans	373	24	23
Consumer other — Key Community Bank	31	1	1
Credit cards	240	2	1
Consumer other:
Marine	272	51	31
Other	54	1	1
Total consumer other	326	52	32
Total consumer loans	1,089	91	69
Total prior-year accruing TDRs	1,144	139	124
Total TDRs	4,893	$443	$338

(a)	All TDRs that were restructured prior to January 1, 2013, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2012, follows:

December 31, 2012 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	82	$76	$39
Commercial real estate:
Real estate — commercial mortgage	15	62	25
Real estate — construction	8	53	33
Total commercial real estate loans	23	115	58
Total commercial loans	105	191	97
Real estate — residential mortgage	372	28	28
Home equity:
Key Community Bank	1,577	87	82
Other	322	9	8
Total home equity loans	1,899	96	90
Consumer other — Key Community Bank	28	1	1
Credit cards	405	3	3
Consumer other:
Marine	251	30	29
Other	34	1	1
Total consumer other	285	31	30
Total consumer loans	2,989	159	152
Total nonperforming TDRs	3,094	350	249

Prior-year accruing (a)
Commercial, financial and agricultural	122	12	6
Commercial real estate:
Real estate — commercial mortgage	4	22	15
Total commercial real estate loans	4	22	15
Total commercial loans	126	34	21
Real estate — residential mortgage	101	10	10
Home equity:
Key Community Bank	76	5	5
Other	84	3	3
Total home equity loans	160	8	8
Consumer other — Key Community Bank	16	—	—
Consumer other:
Marine	117	31	31
Other	43	1	1
Total consumer other	160	32	32
Total consumer loans	437	50	50
Total prior-year accruing TDRs	563	84	71
Total TDRs	3,657	$434	$320

(a)	All TDRs that were restructured prior to January 1, 2012, and are fully accruing.

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. All commercial and consumer loan TDRs, regardless of size, are individually evaluated for impairment to determine the probable loss content and are assigned a specific loan allowance if deemed appropriate. This designation has the effect of moving the loan from the general reserve methodology (i.e., collectively evaluated) to the specific reserve methodology (i.e. individually evaluated) and may impact the ALLL through a charge-off or increased loan loss provision. These components affect the ultimate allowance level. Additional information regarding TDRs for discontinued operations is provided in Note 13 (“Acquisitions and Discontinued Operations”).

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. There were 672 consumer loan TDRs with a combined recorded investment of $31 million that experienced payment defaults during the year ended December 31, 2013, from modifications resulting in TDR status during 2012. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. There were no significant payment defaults during 2013 arising from commercial loans that were designated as TDRs during 2012. There were no significant payment defaults during 2012 arising from commercial or consumer loans that were designated as TDRs during 2011.

Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Our concession types are primarily interest rate reductions, forgiveness of principal and other modifications. Other modification of loan terms for consumer TDRs include those made under the terms of updated regulatory guidance issued in the third quarter of 2012.

The following table shows the concession types for our commercial and consumer accruing and nonaccruing TDRs and other selected financial data.

December 31, in millions	2013	2012
Commercial loans:
Interest rate reduction	$95	$104
Forgiveness of principal	5	7
Other modification of loan terms	7	7
Total	$107	$118

Consumer loans:
Interest rate reduction	$130	$122
Forgiveness of principal	5	6
Other modification of loan terms	96	74
Total	$231	$202

Total commercial and consumer TDRs (a)	$338	$320
Total loans	54,457	52,822

(a)	Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $15 million and $32 million at December 31, 2013, and December 31, 2012, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans.”

At December 31, 2013, approximately $53.5 billion, or 98.3%, of our total loans are current. At December 31, 2013, total past due loans and nonperforming loans of $897 million represent approximately 1.7% of total loans.

The following aging analysis as of December 31, 2013, and December 31, 2012, of past due and current loans provides further information regarding Key’s credit exposure.

December 31, 2013 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$24,823	$39	$8	$16	$77	$140	—	$24,963
Commercial real estate:
Commercial mortgage	7,638	20	7	17	37	81	$1	7,720
Construction	1,068	10	—	1	14	25	—	1,093
Total commercial real estate loans	8,706	30	7	18	51	106	1	8,813
Commercial lease financing	4,463	32	33	4	19	88	—	4,551
Total commercial loans	$37,992	$101	$48	$38	$147	$334	$1	$38,327

Real estate — residential mortgage	$2,038	$19	$5	$4	$107	$135	$14	$2,187
Home equity:
Key Community Bank	10,038	51	31	14	205	301	1	10,340
Other	308	6	4	1	15	26	—	334
Total home equity loans	10,346	57	35	15	220	327	1	10,674
Consumer other — Key Community Bank	1,426	8	5	7	3	23	—	1,449
Credit cards	698	11	5	4	4	24	—	722
Consumer other:
Marine	979	15	6	2	26	49	—	1,028
Other	65	2	1	1	1	5	—	70
Total consumer other	1,044	17	7	3	27	54	—	1,098
Total consumer loans	$15,552	$112	$57	$33	$361	$563	$15	$16,130

Total loans	$53,544	$213	$105	$71	$508	$897	$16	$54,457

December 31, 2012 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans (a)	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$23,030	$56	$34	$22	$99	$211	$1	$23,242
Commercial real estate:
Commercial mortgage	7,556	21	11	9	120	161	3	7,720
Construction	943	1	2	1	56	60	—	1,003
Total commercial real estate loans	8,499	22	13	10	176	221	3	8,723
Commercial lease financing	4,772	88	31	8	16	143	—	4,915
Total commercial loans	$36,301	$166	$78	$40	$291	$575	$4	$36,880

Real estate — residential mortgage	$2,023	$16	$10	$6	$103	$135	$16	$2,174
Home equity:
Key Community Bank	9,506	54	26	17	210	307	3	9,816
Other	387	9	4	2	21	36	—	423
Total home equity loans	9,893	63	30	19	231	343	3	10,239
Consumer other — Key Community Bank	1,325	9	5	8	2	24	—	1,349
Credit cards	706	7	5	—	11	23	—	729
Consumer other:
Marine	1,288	23	9	4	34	70	—	1,358
Other	87	2	1	1	2	6	—	93
Total consumer other	1,375	25	10	5	36	76	—	1,451
Total consumer loans	$15,322	$120	$60	$38	$383	$601	$19	$15,942

Total loans	$51,623	$286	$138	$78	$674	$1,176	$23	$52,822

(a)	Includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed, as addressed in updated regulatory guidance issued in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

The prevalent risk characteristic for both commercial and consumer loans is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Evaluation of this risk is stratified and monitored by the loan risk rating grades assigned for the commercial loan portfolios and the regulatory risk ratings assigned for the consumer loan portfolios.

Most extensions of credit are subject to loan grading or scoring. Loan grades are assigned at the time of origination, verified by credit risk management, and periodically reevaluated thereafter. This risk rating methodology blends our judgment with quantitative modeling. Commercial loans generally are assigned two internal risk ratings. The first rating reflects the probability that the borrower will default on an obligation; the second rating reflects expected recovery rates on the credit facility. Default probability is determined based on, among other factors, the financial strength of the borrower, an assessment of the borrower’s management, the borrower’s competitive position within its industry sector, and our view of industry risk in the context of the general economic outlook. Types of exposure, transaction structure, and collateral, including credit risk mitigants, affect the expected recovery assessment.

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $16 million and $23 million of PCI loans at December 31, 2013, and 2012, respectively, based on bond rating, regulatory classification and payment activity as of December 31, 2013, and 2012, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

December 31, in millions
	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b), (c)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
AAA — AA	$402	$200	$2	$1	$1	$1	$656	$554	$1,061	$756
A	882	607	56	77	1	1	631	978	1,570	1,663
BBB — BB	22,368	20,834	7,129	6,549	920	783	3,080	3,118	33,497	31,284
B	521	787	282	456	32	20	117	175	952	1,438
CCC — C	790	813	250	634	139	198	67	90	1,246	1,735
Total	$24,963	$23,241	$7,719	$7,717	$1,093	$1,003	$4,551	$4,915	$38,326	$36,876

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.

(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a), (b)

December 31, in millions
	Residential — Prime
GRADE	2013	2012
Pass	$12,500	$12,035
Substandard	346	359
Total	$12,846	$12,394

Credit Risk Profile Based on Payment Activity (a), (b)

December 31, in millions	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Performing	$1,446	$1,347	$718	$718	$1,002	$1,324	$69	$91	$3,235	$3,480
Nonperforming	3	2	4	11	26	34	1	2	34	49
Total	$1,449	$1,349	$722	$729	$1,028	$1,358	$70	$93	$3,269	$3,529

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million and greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at December 31, 2013, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

Although quantitative modeling factors such as default probability and expected recovery rates are constantly changing as the financial strength of the borrower and overall economic conditions change, we have not changed the accounting policies or methodology that we use to estimate the ALLL.

Commercial loans generally are charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 days past due. Most consumer loans are charged off when payments are 120 days past due. Home equity and residential mortgage loans generally are charged down to the fair value of the underlying collateral when payment is 180 days past due. Credit card loans, and similar unsecured products, are charged off when payments are 180 days past due.

At December 31, 2013, the ALLL was $848 million, or 1.56% of loans, compared to $888 million, or 1.68% of loans, at December 31, 2012. At December 31, 2013, the ALLL was 166.9% of nonperforming loans, compared to 131.8% at December 31, 2012.

A summary of the ALLL at the end of the past three years is presented in the table below:

in millions	2013	2012	2011
Balance at beginning of period — continuing operations	$888	$1,004	$1,604
Charge-offs	(308)	(508)	(715)
Recoveries	140	163	174
Net loans and leases charged off	(168)	(345)	(541)
Provision for loan and lease losses from continuing operations	130	229	(60)
Foreign currency translation adjustment	(2)	—	1
Balance at end of period — continuing operations	$848	$888	$1,004

The changes in the ALLL by loan category for the periods indicated are as follows:

	December 31,				December 31,
in millions	2012	Provision	Charge-offs	Recoveries	2013
Commercial, financial and agricultural	$327	$58	$(62)	$39	$362
Real estate — commercial mortgage	198	(40)	(20)	27	165
Real estate — construction	41	(20)	(3)	14	32
Commercial lease financing	55	19	(27)	15	62
Total commercial loans	621	17	(112)	95	621
Real estate — residential mortgage	30	25	(20)	2	37
Home equity:
Key Community Bank	105	31	(62)	10	84
Other	25	—	(20)	6	11
Total home equity loans	130	31	(82)	16	95
Consumer other — Key Community Bank	38	15	(31)	7	29
Credit cards	26	35	(30)	3	34
Consumer other:
Marine	39	4	(29)	15	29
Other	4	1	(4)	2	3
Total consumer other:	43	5	(33)	17	32
Total consumer loans	267	111	(196)	45	227
Total ALLL — continuing operations	888	128 (a)	(308)	140	848
Discontinued operations	55	21	(55)	18	39
Total ALLL — including discontinued operations	$943	$149	$ (363)	$158	$887

(a)	Includes $2 million of foreign currency translation adjustment.

	December 31,				December 31,
in millions	2011	Provision	Charge-offs	Recoveries	2012
Commercial, financial and agricultural	$334	$10	$(80)	$63	$327
Real estate — commercial mortgage	272	5	(102)	23	198
Real estate — construction	63	(3)	(24)	5	41
Commercial lease financing	78	(18)	(27)	22	55
Total commercial loans	747	(6)	(233)	113	621
Real estate — residential mortgage	37	17	(27)	3	30
Home equity:
Key Community Bank	103	90	(99)	11	105
Other	29	26	(35)	5	25
Total home equity loans	132	116	(134)	16	130
Consumer other — Key Community Bank	41	29	(38)	6	38
Credit cards	—	37	(11)	—	26
Consumer other:
Marine	46	30	(59)	22	39
Other	1	6	(6)	3	4
Total consumer other:	47	36	(65)	25	43
Total consumer loans	257	235	(275)	50	267
Total ALLL — continuing operations	1,004	229	(508)	163	888
Discontinued operations	104	9	(75)	17	55
Total ALLL — including discontinued operations	$1,108	$238	$ (583)	$180	$943

	December 31,					December 31,
in millions	2010	Provision		Charge-offs	Recoveries	2011
Commercial, financial and agricultural	$485	$(32)		$(169)	$50	$334
Real estate — commercial mortgage	416	(41)		(113)	10	272
Real estate — construction	145	(26)		(83)	27	63
Commercial lease financing	175	(80)		(42)	25	78
Total commercial loans	1,221	(179)		(407)	112	747
Real estate — residential mortgage	49	14		(29)	3	37
Home equity:
Key Community Bank	120	72		(100)	11	103
Other	57	13		(45)	4	29
Total home equity loans	177	85		(145)	15	132
Consumer other — Key Community Bank	57	21		(45)	8	41
Consumer other:
Marine	89	5		(80)	32	46
Other	11	(5)		(9)	4	1
Total consumer other:	100	—		(89)	36	47
Total consumer loans	383	120		(308)	62	257
Total ALLL — continuing operations	1,604	(59	)(a)	(715)	174	1,004
Discontinued operations	114	113		(138)	15	104
Total ALLL — including discontinued operations	$1,718	$54		$(853)	$189	$1,108

(a)	Includes $1 million of foreign currency translation adjustment.

Our ALLL decreased by $40 million, or 5%, since 2012 primarily because of the improvement in the credit quality of our loan portfolios. The quality of new loan originations and decreasing NPLs and net loan charge-offs have resulted in a reduction in our general allowance as well. Our general allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors such as changes in economic conditions, underwriting standards, and concentrations of credit. Our delinquency trends declined during 2012 and 2013 due to a modest level of loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio, reflecting our effort to maintain a moderate enterprise risk tolerance.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $358 million, with a corresponding allowance of $42 million at December 31, 2013. Loans outstanding collectively evaluated for impairment totaled $54.1 billion, with a corresponding allowance of $805 million at December 31, 2013. At

December 31, 2013, PCI loans evaluated for impairment totaled $16 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the year ended December 31, 2013.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2013, follows:

	Allowance			Outstanding
December 31, 2013 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
Commercial, financial and agricultural	$8	$354	—	$24,963		$50	$24,913		—
Commercial real estate:
Commercial mortgage	2	163	—	7,720		27	7,692		$1
Construction	—	32	—	1,093		50	1,043		—
Total commercial real estate loans	2	195	—	8,813		77	8,735		1
Commercial lease financing	—	62	—	4,551		—	4,551		—
Total commercial loans	10	611	—	38,327		127	38,199		1
Real estate — residential mortgage	9	27	$1	2,187		56	2,117		14
Home equity:
Key Community Bank	10	74	—	10,340		102	10,237		1
Other	1	10	—	334		12	322		—
Total home equity loans	11	84	—	10,674		114	10,559		1
Consumer other — Key Community Bank	1	28	—	1,449		3	1,446		—
Credit cards	1	33	—	722		5	717		—
Consumer other:
Marine	10	19	—	1,028		52	976		—
Other	—	3	—	70		1	69		—
Total consumer other	10	22	—	1,098		53	1,045		—
Total consumer loans	32	194	1	16,130		231	15,884		15
Total ALLL — continuing operations	42	805	1	54,457		358	54,083		16
Discontinued operations	1	38	—	4,497	(a)	13	4,484	(a)	—
Total ALLL — including discontinued operations	$43	$843	$1	$58,954		$371	$58,567		$16

(a)	Amount includes $2.1 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2012, follows:

	Allowance			Outstanding
December 31, 2012 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
Commercial, financial and agricultural	$12	$314	—	$23,242		$65	$23,176		$1
Commercial real estate:
Commercial mortgage	1	198	—	7,720		96	7,621		3
Construction	—	41	—	1,003		48	955		—
Total commercial real estate loans	1	239	—	8,723		144	8,576		3
Commercial lease financing	—	55	—	4,915		—	4,915		—
Total commercial loans	13	608	—	36,880		209	36,667		4
Real estate — residential mortgage	1	29	$1	2,174		38	2,120		16
Home equity:
Key Community Bank	11	94	—	9,816		87	9,726		3
Other	1	24	—	423		12	411		—
Total home equity loans	12	118	—	10,239		99	10,137		3
Consumer other — Key Community Bank	2	36	—	1,349		2	1,347		—
Credit cards	—	26		729		2	727		—
Consumer other:
Marine	7	32	—	1,358		60	1,298		—
Other	—	3	—	93		1	92		—
Total consumer other	7	35	—	1,451		61	1,390		—
Total consumer loans	22	244	1	15,942		202	15,721		19
Total ALLL — continuing operations	35	852	1	52,822		411	52,388		23
Discontinued operations	—	55	—	5,201	(a)	3	5,198	(a)	—
Total ALLL — including discontinued operations	$35	$907	$1	$58,023		$414	$57,586		$23

(a)	Amount includes $2.5 billion of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has increased by $8 million since 2012 to $37 million at December 31, 2013. When combined with our ALLL, our total allowance for credit losses represented 1.63% of loans at December 31, 2013, compared to 1.74% at December 31, 2012.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

in millions	2013	2012	2011
Balance at beginning of period	$29	$45	$73
Provision (credit) for losses on lending-related commitments	8	(16)	(28)
Balance at end of period	$37	$29	$45

6. Fair Value Measurements

Fair Value Determination

As defined in the applicable accounting guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in our principal market. We have established and documented our process for determining the fair values of our assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using valuation models or third-party pricing services. Both of these approaches rely on market-based parameters, when available, such as interest rate yield curves, option volatilities, and credit spreads, or unobservable inputs. Unobservable inputs may be based on our judgment, assumptions, and estimates related to credit quality, liquidity, interest rates, and other relevant inputs.

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

¿

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate CMOs. Inputs to the pricing models include: standard inputs, such as yields, benchmark securities, bids, and offers; actual trade data (i.e., spreads, credit ratings, and interest rates) for comparable assets; spread tables; matrices; high-grade scales; and option-adjusted spreads.

¿

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. In such cases, we use internal models based on certain assumptions to determine fair value. Our Level 3 instruments consist of certain commercial mortgage-backed securities. Our Real Estate Capital line of business is responsible for the quarterly valuation process for these securities. The methodology incorporates a loan-by-loan credit review in combination with discounting the risk-adjusted bond cash flows. A detailed credit review of the underlying loans involves a screening process using a multitude of filters to identify the highest risk loans associated with these commercial mortgage-backed securities. Each of the highest risk loans identified is re-underwritten and loan-specific defaults and recoveries are assigned. A matrix approach is used to assign an expected default and recovery percentage for the remaining loans. Bond classes are then run through a discounted cash flow analysis, taking into account the expected default and recovery percentages as well as discount rates developed by our Finance area. Inputs for the Level 3 internal models include expected cash flows from the underlying loans, which take into account expected default and recovery percentages, market research, and discount rates commensurate with current market conditions. Changes in the credit quality of the underlying loans or market discount rate would impact the value of the bonds. An increase in the underlying loan credit quality or decrease in the market discount rate would positively impact the bond value. A decrease in the underlying loan credit quality or increase in the market discount rate would negatively impact the bond value.

The fair values of our Level 2 securities available for sale are determined by a third-party pricing service. The valuations provided by the third-party pricing service are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, and reference data obtained from market research publications. Inputs used by the third-party pricing service in valuing CMOs and other mortgage-backed securities also include new issue data, monthly payment information, whole loan collateral performance, and “To Be Announced” prices. In valuations of securities issued by state and political subdivisions, inputs used by the third-party pricing service also include material event notices.

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

Private equity and mezzanine investments are classified as Level 3 assets since our judgment significantly influences the determination of fair value. Our Fund Management, Asset Management, and Accounting groups are responsible for reviewing the valuation models and determining the fair value of these investments on a quarterly basis. Direct investments in properties are initially valued based upon the transaction price. This amount is then adjusted to fair value based on current market conditions using the discounted cash flow method based on the expected investment exit date. The fair values of the assets are reviewed and adjusted quarterly. Periodically, we obtain a third-party appraisal for the investments to validate the specific inputs for determining fair value.

Inputs used in calculating future cash flows include the cost of build-out, future selling prices, current market outlook, and operating performance of the investment. Investment income and expense assumptions are based on market inputs, such as rental/leasing rates and vacancy rates for the geographic- and property type-specific markets. For investments under construction, investment income and expense assumptions are determined using expected future build-out costs and anticipated future rental prices based on current market conditions, discount rates, holding period, the terminal cap rate and sales commissions paid in the terminal cap year. For investments that are in lease-up or are fully leased, income and expense assumptions are based on the geographic market’s current lease rates, underwritten expenses, market lease terms, and historical vacancy rates. Asset Management validates these inputs on a quarterly basis through the use of industry publications, third-party broker opinions, and comparable property sales, where applicable. Changes in the significant inputs (rental/leasing rates, vacancy rates, valuation capitalization rate, discount rate, and terminal cap rate) would significantly affect the fair value measurement. Increases in rental/leasing rates would increase fair value while increases in the vacancy rates, the valuation capitalization rate, the discount rate, and the terminal cap rate would decrease fair value.

Consistent with accounting guidance, indirect investments are valued using a methodology that allows the use of statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of December 31, 2013, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of our indirect investments and related unfunded commitments at December 31, 2013:

December 31, 2013 in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Passive funds (a)	$11	$1
Co-managed funds (b)	12	—
Total	$23	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to five years.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of one to four years.

Principal investments.  Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company) and indirect investments (investments made through funds that include other investors).

Each investment is adjusted to fair value with any net realized or unrealized gain/loss recorded in the current period’s earnings. This process is a coordinated and documented effort by the Principal Investing Entities Deal Team (individuals from one of the independent investment managers who oversee these instruments), finance and accounting staff, and the Investment Committee (individuals from Key and one of the independent investment managers). This process involves an in-depth review of the condition of each investment depending on the type of investment.

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

Interest-bearing securities (i.e., loans) are valued on a quarterly basis. Valuation adjustments are determined by the Principal Investing Entities Deal Team and are subject to approval by the Investment Committee. Valuations of debt instruments are based on the Principal Investing Entities Deal Team’s knowledge of the current financial status of the subject company, which is regularly monitored throughout the term of the investment. Significant unobservable inputs used in the valuations of these investments include the company’s payment history, adequacy of cash flows from operations, and current operating results, including market multiples and historical and forecast earnings before interest, taxation, depreciation, and amortization (EBITDA). Inputs can also include the seniority of the debt, the nature of any pledged collateral, the extent to which the security interest is perfected and the net liquidation value of collateral.

Valuations of equity instruments of private companies, which are prepared on a quarterly basis, are based on current market conditions and the current financial status of each company. A valuation analysis is performed to value each investment. The valuation analysis is reviewed by the Principal Investing Entities Deal Team Member, and reviewed and approved by the Chief Administrative Officer of one of the independent investment managers. Significant unobservable inputs used in these valuations include adequacy of the company’s cash flows from operations, any significant change in the company’s performance since the prior valuation, and any significant equity issuances by the company. Equity instruments of public companies are valued using quoted prices in an active market for the identical security. If the instrument is restricted, the fair value is determined considering the number of shares traded daily, the number of the company’s total restricted shares, and price volatility.

Our indirect investments are classified as Level 3 assets since our significant inputs are not observable in the marketplace. Indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of December 31, 2013, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

For indirect investments, management may make adjustments it deems appropriate to the net asset value if it is determined that the net asset value does not properly reflect fair value. In determining the need for an adjustment to net asset value, management performs an analysis of the private equity funds based on the independent fund manager’s valuations as well as management’s own judgment. Significant unobservable inputs used in these analyses include current fund financial information provided by the fund manager, an estimate of future proceeds expected to be received on the investment, and market multiples. Management also considers whether the independent fund manager adequately marks down an impaired investment, maintains financial statements in accordance with GAAP, or follows a practice of holding all investments at cost.

At December 31, 2013, the fair value of our indirect investments was $413 million, and the related unfunded commitments was $75 million. Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to nine years.

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

Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment in the form of a default reserve. The credit component is determined by individual counterparty based on the probability of default, and considers master netting and collateral agreements. The default reserve is classified as Level 3. Our Market Risk Management group is responsible for the valuation policies and procedure related to this default reserve. A weekly reconciliation process is performed to ensure that all applicable derivative positions are covered in the calculation, which includes transmitting customer exposures and reserve reports to trading management, derivative traders and marketers, derivatives middle office, and corporate accounting personnel. On a quarterly basis, Market Risk Management prepares the reserve calculation which includes a detailed reserve comparison with the previous quarter, an analysis for change in reserve, and a reserve forecast to ensure that the default reserve recorded at period end is sufficient.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at December 31, 2013, and December 31, 2012.

December 31, 2013 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short-term investments:
Securities purchased under resale agreements	—	$347	—	$347
Trading account assets:
U.S. Treasury, agencies and corporations	—	471	—	471
States and political subdivisions	—	23	—	23
Collateralized mortgage obligations	—	9	—	9
Other mortgage-backed securities	—	120	—	120
Other securities	$4	108	—	112
Total trading account securities	4	731	—	735
Commercial loans	—	3	—	3
Total trading account assets	4	734	—	738
Securities available for sale:
States and political subdivisions	—	40	—	40
Collateralized mortgage obligations	—	11,000	—	11,000
Other mortgage-backed securities	—	1,286	—	1,286
Other securities	20	—	—	20
Total securities available for sale	20	12,326	—	12,346
Other investments:
Principal investments:
Direct	—	—	$141	141
Indirect	—	—	413	413
Total principal investments	—	—	554	554
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	23	23
Total equity and mezzanine investments	—	—	23	23
Total other investments	—	—	577	577
Derivative assets:
Interest rate	—	1,014	25	1,039
Foreign exchange	56	7	—	63
Commodity	—	112	—	112
Credit	—	1	4	5
Equity	—	—	—	—
Derivative assets	56	1,134	29	1,219
Netting adjustments (a)	—	—	—	(812)
Total derivative assets	56	1,134	29	407
Accrued income and other assets	1	55	—	56
Total assets on a recurring basis at fair value	$81	$14,596	$606	$14,471

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$517	—	$517
Bank notes and other short-term borrowings:
Short positions	$2	341	—	343
Derivative liabilities:
Interest rate	—	739	—	739
Foreign exchange	49	8	—	57
Commodity	—	106	—	106
Credit	—	11	$1	12
Equity	—	—	—	—
Derivative liabilities	49	864	1	914
Netting adjustments (a)	—	—	—	(500)
Total derivative liabilities	49	864	1	414
Accrued expense and other liabilities	—	1	—	1
Total liabilities on a recurring basis at fair value	$51	$1,723	$1	$1,275

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2012 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Short term investments:
Securities purchased under resale agreements	—	$271	—	$271
Trading account assets:
U.S. Treasury, agencies and corporations	—	383	—	383
States and political subdivisions	—	21	$3	24
Collateralized mortgage obligations	—	8	—	8
Other mortgage-backed securities	—	4	—	4
Other securities	$2	175	—	177
Total trading account securities	2	591	3	596
Commercial loans	—	9	—	9
Total trading account assets	2	600	3	605
Securities available for sale:
States and political subdivisions	—	49	—	49
Collateralized mortgage obligations	—	11,464	—	11,464
Other mortgage-backed securities	—	538	—	538
Other securities	43	—	—	43
Total securities available for sale	43	12,051	—	12,094
Other investments:
Principal investments:
Direct	—	—	191	191
Indirect	—	—	436	436
Total principal investments	—	—	627	627
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	41	41
Total equity and mezzanine investments	—	—	41	41
Total other investments	—	—	668	668
Derivative assets:
Interest rate	—	1,705	19	1,724
Foreign exchange	54	21	—	75
Commodity	—	154	2	156
Credit	—	3	5	8
Equity	—	—	—	—
Derivative assets	54	1,883	26	1,963
Netting adjustments (a)	—	—	—	(1,270)
Total derivative assets	54	1,883	26	693
Accrued income and other assets	—	3	—	3
Total assets on a recurring basis at fair value	$99	$14,808	$697	$14,334

LIABILITIES MEASURED ON A RECURRING BASIS
Federal funds purchased and securities sold under repurchase agreements:
Securities sold under repurchase agreements	—	$228	—	$228
Bank notes and other short-term borrowings:
Short positions	—	287	—	287
Derivative liabilities:
Interest rate	—	1,152	—	1,152
Foreign exchange	$55	20	—	75
Commodity	—	149	$1	150
Credit	—	9	1	10
Equity	—	—	—	—
Derivative liabilities	55	1,330	2	1,387
Netting adjustments (a)	—	—	—	(803)
Total derivative liabilities	55	1,330	2	584
Accrued expense and other liabilities	—	49	—	49
Total liabilities on a recurring basis at fair value	$55	$1,894	$2	$1,148

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the years ended December 31, 2013, and 2012. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings			Purchases	Sales	Settlements	Transfers into Level 3	(e)		Transfers out of Level 3	(e)		End of Period Balance	(g)	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2013
Trading account assets
Other mortgage-backed securities	—	$4	(b	)	—	$(4)	—	—			—			—		—
Other securities	—	4	(b	)	—	—	$(4)	—			—			—		$(1)	(b	)
State and political subdivisions	$3	—			—	(3)	—	—			—			—		—
Other investments
Principal investments
Direct	191	(11)	(c	)	$8	(47)	—	—			—			$141		(23)	(c	)
Indirect	436	58	(c	)	23	(104)	—	—			—			413		18	(c	)
Equity and mezzanine investments
Direct	—	—			—	—	—	—			—			—		8	(c	)
Indirect	41	2	(c	)	—	—	(20)	—			—			23		2	(c	)
Derivative instruments (a)
Interest rate	19	(10)	(d	)	1	(2)	—	$46	(f	)	$(29)	(f	)	25		—
Commodity	1	(1)	(d	)	—	—	—	—			—			—		—
Credit	4	(8)	(d	)	—	—	7	—			—			3		—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings			Purchases	Sales	Settlements	Transfers into Level 3	(e)		Transfers out of Level 3	(e)	End of Period Balance	(g)	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2012
Trading account assets
Other mortgage-backed securities	$35	$1	(b	)	—	$(32)	—	—			$(4)		—		—
State and political subdivisions	—	3	(b	)	—	(7)	$(50)	$57	(h	)	—		$3		$4	(b	)
Other investments
Principal investments
Direct	225	11	(c	)	$12	(57)	—	—			—		191		14	(c	)
Indirect	473	52	(c	)	34	(123)	—	—			—		436		5	(c	)
Equity and mezzanine investments
Direct	15	2	(c	)	—	—	(17)	—			—		—		10	(c	)
Indirect	36	8	(c	)	4	—	(7)	—			—		41		8	(c	)
Derivative instruments (a)
Interest rate	38	(5)	(d	)	2	(7)	—	8			(17)		19		—
Commodity	(1)	1	(d	)	(1)	—	—	2			—		1		—
Credit	(21)	(13)	(d	)	—	—	38	—			—		4		—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets are reported in “other income” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments and private equity and mezzanine investments are reported in “net gains (losses) from principal investing” on the income statement.

(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

(e)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(f)	Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.

(g)	There were no issuances for the years ended December 31, 2013, and 2012.

(h)	These securities were transferred because of decreased observable market activity for these securities.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2013, and 2012:

	December 31, 2013				December 31, 2012
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$16	$16	—	—	$25	$25
Loans held for sale (a)	—	—	—	—	—	—	9	9
Accrued income and other assets	—	—	14	14	—	$2	20	22
Total assets on a nonrecurring basis at fair value	—	—	$30	$30	—	$2	$54	$56

(a)	During 2013, we transferred $9 million of commercial and consumer loans and leases at their current fair value from held-for-sale status to the held-to-maturity portfolio, compared to $17 million during 2012.

Impaired loans.  We typically adjust the carrying amount of our impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral, or the loan’s observable market price. Impaired loans with a specifically allocated allowance based on cash flow analysis or the value of the underlying collateral are classified as Level 3 assets. Impaired loans with a specifically allocated allowance based on an observable market price that reflects recent sale transactions for similar loans and collateral are classified as Level 2 assets.

The evaluations for impairment are prepared by the responsible relationship managers in our Asset Recovery Group and are reviewed and approved by the Asset Recovery Group Executive. The Asset Recovery Group is part of the Risk Management Group and reports to our Chief Risk Officer. These evaluations are performed in conjunction with the quarterly ALLL process.

Loans are evaluated for impairment on a quarterly basis. Loans included in the previous quarter’s review are re-evaluated and if their values have changed materially, the underlying information (loan balance and in most cases, collateral value) is compared. Material differences are evaluated for reasonableness, and the relationship managers and their senior managers consider these differences and determine if any adjustment is necessary. The inputs are developed and substantiated on a quarterly basis, based on current borrower developments, market conditions and collateral values.

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

Impairment valuations are back-tested each quarter, based on a look-back of actual incurred losses on closed deals previously evaluated for impairment. The overall percent variance of actual net loan charge-offs on closed deals compared to the specific allocations on such deals is considered in determining each quarter’s specific allocations.

Loans held for sale.  Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no loans held for sale portfolios adjusted to fair value at December 31, 2013. Loans held for sale portfolios adjusted to fair value totaled $9 million at December 31, 2012.

Market inputs, including updated collateral values, and reviews of each borrower’s financial condition influenced the inputs used in our internal models and other valuation methodologies, resulting in these adjustments. The valuations are prepared by the responsible relationship managers or analysts in our Asset Recovery Group and are reviewed and approved by the Asset Recovery Group Executive. Actual gains or losses realized on the sale of various loans held for sale provide a back-testing mechanism for determining whether our valuations of these loans held for sale that are adjusted to fair value are appropriate.

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

Direct financing leases and operating lease assets held for sale.  Our KEF Accounting and Capital Markets groups are responsible for the valuation policies and procedures related to these assets. The Managing Director of the KEF Capital Markets group reports to the President of the KEF line of business. A weekly report is distributed to both groups that lists all equipment finance deals booked in the warehouse portfolio. On a quarterly basis, the KEF Accounting group prepares a detailed held-for-sale roll-forward schedule that is reconciled to the general ledger and the above mentioned weekly report. KEF management uses the held-for-sale roll-forward schedule to determine if an impairment adjustment is necessary in accordance with lower of cost or fair value guidelines.

Valuations of direct financing leases and operating lease assets held for sale are performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. The inputs based on our assumptions include changes in the value of leased items and internal credit ratings. These leases have been classified as Level 3 assets. Leases for which we receive a current nonbinding bid, and the sale is considered probable, may be classified as Level 2. In a distressed market where market data is not available, an estimate of the fair value of the leased asset may be used to value the lease, resulting in a Level 3 classification. In an inactive market, the market value of the assets held for sale is determined as the present value of the future cash flows discounted at the current buy rate. KEF Accounting calculates an estimated fair value buy rate based on the credit premium inherent in the relevant bond index and the appropriate swap rate on the measurement date. The amount of the adjustment is calculated as book value minus the present value of future cash flows discounted at the calculated buy rate.

Goodwill and other intangible assets.  On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of the goodwill and other intangible assets assigned to Key Community Bank and Key Corporate Bank. We also perform an annual impairment test for goodwill. Accounting guidance that permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required became effective for us on January 1, 2012. We did not choose to utilize a qualitative assessment in our annual goodwill impairment testing performed during the fourth quarter of 2013. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally.

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

¿

Commercial Real Estate Valuation Process: When a loan is reclassified from loan status to OREO because we took possession of the collateral, the Asset Recovery Group Loan Officer, in consultation with our OREO group, obtains a broker price opinion or a third-party appraisal, which is used to establish the fair value of the underlying collateral. The determined fair value of the underlying collateral less estimated selling costs becomes the carrying value of the OREO asset. In addition to valuations from independent third-party sources, our OREO group also writes down the carrying balance of OREO assets once a bona fide offer is contractually accepted, where the accepted price is lower than the current balance of the particular OREO asset. The fair value of OREO property is re-evaluated every 90 days and the OREO asset is adjusted as necessary.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at December 31, 2013, and December 31, 2012, along with the valuation techniques used, are shown in the following table:

December 31, 2013 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$141	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.00 - 7.00 (6.10)
Equity instruments of private companies			EBITDA multiple (where applicable)	4.80 - 10.40 (6.20)
			Revenue multiple (where applicable)	1.10 - 4.70 (4.00)
Nonrecurring
Impaired loans	16	Fair value of underlying collateral	Discount	10.00 - 100.00% (36.00%)
Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	10.10 - 14.40 (11.59)
			Equity multiple of peers	1.17 - 1.29 (1.24)
			Control premium	N/A (35.00%)
			Weighted-average cost of capital	N/A (13.00%)

December 31, 2012 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$191	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.50 - 6.00 (5.90)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.00 - 8.50 (6.10)
			Revenue multiple (where applicable)	0.30 - 5.70 (4.80)
Nonrecurring
Impaired loans	25	Fair value of underlying collateral	Discount	0.00 - 100.00% (45.00%)
Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	9.70 - 14.20 (11.25)
			Equity multiple of peers	.95 - 1.17 (1.09)
			Control premium	N/A (30.00%)
			Weighted-average cost of capital	N/A (13.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at December 31, 2013, and December 31, 2012, are shown in the following table.

	December 31, 2013
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$6,207	$5,860	$347	—	—		$6,207
Trading account assets (b)	738	4	734	—	—		738
Securities available for sale (b)	12,346	20	12,326	—	—		12,346
Held-to-maturity securities (c)	4,756	—	4,617	—	—		4,617
Other investments (b)	969	—	392	$577	—		969
Loans, net of allowance (d)	53,609	—	—	52,102	—		52,102
Loans held for sale (b)	611	—	—	611	—		611
Mortgage servicing assets (e)	332	—	—	386	—		386
Derivative assets (b)	407	56	1,134	29	$(812	) (f)	407

LIABILITIES
Deposits with no stated maturity (a)	$62,425	—	$62,425	—	—		$62,425
Time deposits (e)	6,837	$558	6,368	—	—		6,926
Short-term borrowings (a)	1,877	2	1,875	—	—		1,877
Long-term debt (e)	7,650	7,611	397	—	—		8,008
Derivative liabilities (b)	414	49	864	$1	$(500	) (f)	414

	December 31, 2012
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,525	$4,254	$271	—	—		$4,525
Trading account assets (b)	605	2	600	$3	—		605
Securities available for sale (b)	12,094	43	12,051	—	—		12,094
Held-to-maturity securities (c)	3,931	—	3,992	—	—		3,992
Other investments (b)	1,064	—	396	668	—		1,064
Loans, net of allowance (d)	51,934	—	—	51,046	—		51,046
Loans held for sale (b)	599	—	—	599	—		599
Mortgage servicing assets (e)	204	—	—	238	—		238
Derivative assets (b)	693	54	1,883	26	$(1,270	) (f)	693

LIABILITIES
Deposits with no stated maturity (a)	$58,132	—	$58,132	—	—		$58,132
Time deposits (e)	7,861	$408	7,612	—	—		8,020
Short-term borrowings (a)	1,896	—	1,896	—	—		1,896
Long-term debt (e)	6,847	2,807	4,585	—	—		7,392
Derivative liabilities (b)	584	54	1,331	$2	$(803	) (f)	584

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.

(c)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(d)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(e)	Fair values of mortgage servicing assets, time deposits, and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2013, the fair values of our loan portfolios have generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business.  The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are outside the trusts. All of these loans were excluded from the table above as follows:

¿	Loans at carrying value, net of allowance, of $2.4 billion ($2.0 billion at fair value) at December 31, 2013, and $2.6 billion ($2.3 billion at fair value) at December 31, 2012;

¿	Portfolio loans at fair value of $147 million at December 31, 2013, and $157 million at December 31, 2012; and

¿	Loans in the trusts at fair value of $2.0 billion at December 31, 2013, and $2.4 billion at December 31, 2012.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $1.8 billion in fair value at December 31, 2013, and $2.2 billion in fair value at December 31, 2012, are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans.  Residential real estate mortgage loans with carrying amounts of $2.2 billion at December 31, 2013, and $2.2 billion at December 31, 2012, are included in “Loans, net of allowance” in the above table.

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

	2013				2012
December 31, in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$39	$1	—	$40	$47	$2	—	$49
Collateralized mortgage obligations	11,120	152	$272	11,000	11,148	316	—	11,464
Other mortgage-backed securities	1,270	27	11	1,286	491	47	—	538
Other securities	17	3	—	20	42	1	—	43
Total securities available for sale	$12,446	$183	$283	$12,346	$11,728	$366	—	$12,094

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,736	$6	$145	$4,597	$3,913	$61	—	$3,974
Other securities	20	—	—	20	18	—	—	18
Total held-to-maturity securities	$4,756	$6	$145	$4,617	$3,931	$61	—	$3,992

The following table summarizes our securities that were in an unrealized loss position as of December 31, 2013, and 2012.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
in millions	Fair Value	Gross Unrealized Losses	(a)	Fair Value	Gross Unrealized Losses	(a)	Fair Value	Gross Unrealized Losses	(a)
December 31, 2013
Securities available for sale:
Collateralized mortgage obligations	$5,122	$261		$157	$11		$5,279	$272
Other mortgage-backed securities	856	11		—	—		856	11
Other securities	2	—		—	—		2	—
Held-to-maturity:
Collateralized mortgage obligations	3,969	145		—	—		3,969	145
Other securities	2	—		—	—		2	—
Total temporarily impaired securities	$9,951	$417		$157	$11		$10,108	$428

December 31, 2012
Securities available for sale:
Other securities	$31	—		$3	—		$34	—
Total temporarily impaired securities	$31	—		$3	—		$34	—

(a)	Gross unrealized losses totaled less than $1 million for the year ended December 31, 2012.

At December 31, 2013, we had $272 million of gross unrealized losses related to 60 fixed-rate collateralized mortgage obligations that we invested in as part of our overall A/LM strategy. These securities have a weighted-average maturity of 5.1 years at December 31, 2013. Since these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. We also had $11 million of gross unrealized losses related to 32 other mortgage-backed securities positions, which have a weighted-average maturity of 3.8 years at December 31, 2013. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments have been reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the year ended December 31, 2013.

Year ended December 31, 2013

in millions
Balance at December 31, 2012	$4
Impairment recognized in earnings	—
Balance at December 31, 2013	$4

Realized gains and losses related to securities available for sale were as follows:

Year ended December 31, 2013 in millions	2013	2012	2011
Realized gains	$1	—	$23
Realized losses (a)	—	—	22
Net securities gains (losses)	$1	—	$1

(a)	Realized losses totaled less than $1 million for the year ended December 31, 2013.

At December 31, 2013, securities available for sale and held-to-maturity securities totaling $11.1 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2013 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$457	$466	$7	$6
Due after one through five years	11,550	11,462	4,605	4,475
Due after five through ten years	435	414	144	136
Due after ten years	4	4	—	—
Total	$12,446	$12,346	$4,756	$4,617

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

The primary derivatives that we use are interest rate swaps, caps, floors, and futures; foreign exchange contracts; commodity derivatives; and credit derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. As further discussed in this note:

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

At December 31, 2013, after taking into account the effects of bilateral collateral and master netting agreements, we had $91 million of derivative assets and a positive $7 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely because we have contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $316 million and derivative liabilities of $421 million that were not designated as hedging instruments.

The Dodd-Frank Act, which is currently being implemented, may limit the types of derivative activities that KeyBank and other insured depository institutions may conduct. As a result, we may not continue to use all of the types of derivatives noted above in the future. For further information, please see the section entitled “Supervision and Regulation” in Item 1 of this report.

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

Interest rate swaps are also used to hedge the floating-rate debt that funds fixed-rate leases entered into by our equipment finance line of business. These swaps are designated as cash flow hedges to mitigate the interest rate mismatch between the fixed-rate lease cash flows and the floating-rate payments on the debt.

We use foreign currency forward transactions to hedge the foreign currency exposure of our net investment in various foreign equipment finance entities. These entities are denominated in a non-U.S. currency. These swaps are designated as net investment hedges to mitigate the exposure of measuring the net investment at the spot foreign exchange rate.

During the first quarter of 2012 and in prior years, Key had outstanding issuances of medium-term notes that were denominated in foreign currencies. The notes were subject to translation risk, which represented the possibility that the fair value of the foreign-denominated debt would change based on movement of the underlying foreign currency spot rate. The derivatives used for managing foreign currency exchange risk were cross currency swaps. The hedge converted the notes to a variable-rate U.S. currency-denominated debt, which was designated as a fair value hedge of foreign currency exchange risk.

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2013, was not significant.

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

Fair Values, Volume of Activity and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of December 31, 2013, and December 31, 2012. The change in the notional amounts of these derivatives by type from December 31, 2012, to December 31, 2013, indicates the volume of our derivative transaction activity during 2013. The notional amounts are not affected by bilateral collateral and master netting agreements. The balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	December 31, 2013			December 31, 2012
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$14,487	$306	$37	$19,085	$579	$30
Foreign exchange	190	4	1	196	—	7
Total	14,677	310	38	19,281	579	37
Derivatives not designated as hedging instruments:
Interest rate	46,173	733	702	51,633	1,144	1,122
Foreign exchange	4,701	59	56	5,025	75	68
Commodity	1,616	112	106	1,688	156	150
Credit	910	5	12	955	9	10
Equity	—	—	—	7	—	—
Total	53,400	909	876	59,308	1,384	1,350
Netting adjustments (a)	—	(812)	(500)	—	(1,270)	(803)
Net derivatives in the balance sheet	68,077	407	414	78,589	693	584
Other collateral (b)	—	(72)	(287)	—	(163)	(475)
Net derivative amounts	$68,077	$335	$127	$78,589	$530	$109

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.

(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges.  Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the year ended December 31, 2013, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of December 31, 2013.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the years ended December 31, 2013, and 2012, and where they are recorded on the income statement.

	Year ended December 31, 2013
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(222)	Long-term debt	Other income	$222	(a	)
Interest rate	Interest expense – Long-term debt	129
Total		$(93)			$222

	Year ended December 31, 2012
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(52)	Long-term debt	Other income	$45	(a	)
Interest rate	Interest expense – Long-term debt	155
Foreign exchange	Other income	5	Long-term debt	Other income	(6)	(a	)
Foreign exchange	Interest expense – Long-term debt	1	Long-term debt	Interest expense – Long-term debt	(1)	(b	)
Total		$109			$38

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

(b)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in foreign currency exchange rates.

Cash flow hedges.  Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the year ended December 31, 2013, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of December 31, 2013.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2013, we would expect to reclassify an estimated $22 million of net losses on derivative instruments from AOCI to income during the next twelve months for our cash flow hedges. In addition, we expect to reclassify approximately $5 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. As of December 31, 2013, the maximum length of time over which we hedge forecasted transactions is 15 years.

Net investment hedges.  In May 2012, we began entering into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of a foreign subsidiary). At December 31, 2013, AOCI reflected unrecognized after-tax gains totaling less than $1 million related to cumulative changes in the fair value of our net investment hedge, which offset the unrecognized after-tax gains on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of December 31, 2013. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness while these hedges were outstanding during the year ended December 31, 2013.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the years ended December 31, 2013, and 2012, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Year ended December 31, 2013
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$(19)	Interest income – Loans	$67	Other income	—
Interest rate	20	Interest expense – Long-term debt	(8)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	9	Other Income	(3)	Other income	—
Total	$10		$56		—

	Year ended December 31, 2012
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$105	Interest income – Loans	$66	Other income	—
Interest rate	(6)	Interest expense – Long-term debt	(10)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(14)	Other Income	—	Other income	—
Total	$85		$56		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2012	2013 Hedging Activity	Reclassification of Gains to Net Income		December 31, 2013
AOCI resulting from cash flow and net investment hedges	$18	$6		$(35)	$(11)

Nonhedging instruments.  Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2013, 2012, and 2011, and where they are recorded on the income statement.

	2013			2012			2011
in millions	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$17	—	$17	$24	$(2)	$22	$19	—	$19
Foreign exchange	38	—	38	36	—	36	42	—	42
Commodity	5	—	5	9	—	9	4	—	4
Credit	1	$(15)	(14)	—	(20)	(20)	(3)	$(42)	(45)
Total net gains (losses)	$61	$(15)	$46	$69	$(22)	$47	$62	$(42)	$20

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with ISDA and other related agreements. We generally hold collateral in the form of cash and highly-rated securities issued by the U.S. Treasury, government-sponsored enterprises or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $308 million at December 31, 2013, and $494 million at December 31, 2012. The cash collateral netted against derivative liabilities totaled $4 million at December 31, 2013, and $27 million at December 31, 2012. The relevant agreements with clearing organization counterparties are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At December 31, 2013, we posted $25 million of cash collateral with clearing organizations. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

December 31, in millions	2013	2012
Largest gross exposure (derivative asset) to an individual counterparty	$121	$182
Collateral posted by this counterparty	42	66
Derivative liability with this counterparty	106	191
Collateral pledged to this counterparty	33	82
Net exposure after netting adjustments and collateral	6	7

The following table summarizes the fair value of our derivative assets by type. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, in millions	2013	2012
Interest rate	$633	$1,114
Foreign exchange	23	23
Commodity	58	47
Credit	1	3
Derivative assets before collateral	715	1,187
Less: Related collateral	308	494
Total derivative assets	$407	$693

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. At December 31, 2013, for derivatives that have associated bilateral collateral and master netting agreements, we had gross exposure of $534 million to broker-dealers and banks. We had net exposure of $99 million after the application of master netting agreements and cash collateral, and we were in an over-collateralized net position of $1 million after considering $100 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $14 million at December 31, 2013, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2012, the default reserve was $19 million. At December 31, 2013, we had gross exposure of $358 million to client counterparties for derivatives that have associated master netting agreements. We had net exposure of $308 million on our derivatives with clients after the application of master netting agreements, collateral and the related reserve.

Credit Derivatives

We are both a buyer and seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations. We may also sell credit derivatives, mainly single-name credit default swaps, to offset our purchased credit default swap position prior to maturity.

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of December 31, 2013, and 2012. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

December 31, in millions	2013			2012
	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(7)	$1	$(6)	$(1)	$1	—
Traded credit default swap indices	—	—	—	—	—	—
Other	—	(1)	(1)	—	(1)	$(1)
Total credit derivatives	$(7)	—	$(7)	$(1)	—	$(1)

Single-name credit default swaps are bilateral contracts whereby the seller agrees, for a premium, to provide protection against the credit risk of a specific entity (the “reference entity”) in connection with a specific debt obligation. The protected credit risk is related to adverse credit events, such as bankruptcy, failure to make payments, and acceleration or restructuring of obligations, identified in the credit derivative contract. As the seller of a single-name credit derivative, we may settle in one of two ways if the underlying reference entity experiences a predefined credit event. We may be required to pay the purchaser the difference between the par value and the market price of the debt obligation (cash settlement) or receive the specified referenced asset in exchange for payment of the par value (physical settlement). If we effect a physical settlement and receive our portion of the related debt obligation, we will join other creditors in the liquidation process, which may enable us to recover a portion of the amount paid under the credit default swap contract. We also may purchase offsetting credit derivatives for the same reference entity from third parties that will permit us to recover the amount we pay should a credit event occur.

A traded credit default swap index represents a position on a basket or portfolio of reference entities. As a seller of protection on a credit default swap index, we would be required to pay the purchaser if one or more of the entities in the index had a credit event. Upon a credit event, the amount payable is based on the percentage of the notional amount allocated to the specific defaulting entity. During 2012, we suspended trading in traded credit default swap indices that had the purpose of diversifying concentration risk within our loan portfolio.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2013, and 2012. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	2013			2012
December 31, dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Single-name credit default swaps	$55	.77	22.28%	$146	.92	11.62%
Traded credit default swap indices	—	—	—	—	—	—
Other	13	5.03	8.82	23	5.35	10.77
Total credit derivatives sold	$68	—	—	$169	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2013, KeyBank’s ratings were “A3” with Moody’s and “A-” with S&P, and KeyCorp’s ratings were “Baa1” with Moody’s and “BBB+” with S&P. As of December 31, 2013, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $298 million, which includes $315 million in derivative assets and $613 million in derivative liabilities. We had $304 million in cash and securities collateral posted to cover those positions as of December 31, 2013. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of December 31, 2013, that were in a net liability position totaled $1 million, which consists solely of derivative liabilities. We had no collateral posted to cover those positions as of December 31, 2013.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of December 31, 2013, and 2012. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two or three ratings as of December 31, 2013, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and less than $1 million of additional collateral would have been required as of December 31, 2013, and $3 million as of December 31, 2012.

December 31, in millions	2013		2012
	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$6	$6	$6	$6
Two rating downgrades	11	11	11	11
Three rating downgrades	11	11	11	11

KeyBank’s long-term senior unsecured credit rating is currently four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of December 31, 2013, payments of up to $13 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2013, payments of $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Year ended December 31, in millions	2013		2012
Balance at beginning of period	$204		$173
Servicing retained from loan sales	48		47
Purchases	150	(a)	44
Amortization	(70)		(60)
Balance at end of period	$332		$204

Fair value at end of period	$386		$238

(a)	Amount includes $120 million in mortgage servicing assets that were acquired from Bank of America’s Global Mortgages & Securitized Products business during 2013. See Note 13 (“Acquisitions and Discontinued Operations”) for further details regarding this acquisition.

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at December 31, 2013, and 2012, along with the valuation techniques, are shown in the following table:

December 31, 2013 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	0.9 - 72.8%(11.0%)
		Expected defaults	1.1 - 3.0%(2.1%)
		Residual cash flows discount rate	7.0 - 15.0%(7.9%)
		Escrow earn rate	0.3 - 3.3%(1.5%)
		Servicing cost	$150 - $9,296($962)
		Loan assumption rate	0.0 - 3.0%(1.43%)
		Percentage late	0.0 - 2.0%(0.35%)

December 31, 2012 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	0.9 - 75.8%(8.60%)
		Expected defaults	1.00 - 3.00%(2.40%)
		Residual cash flows discount rate	7.00 - 15.00%(9.00%)
		Escrow earn rate	0.24 - 2.56%(1.50%)
		Servicing cost	$916 - $16,604($2,483)
		Loan assumption rate	0.00 - 3.00%(2.32%)
		Percentage late	0.00 - 2.00%(0.22%)

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may also change. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At December 31, 2013, a 1.00% decrease in the value assigned to the escrow deposits would cause a $54 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $4 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $58 million for the year ended December 31, 2013, and $25 million for the year ended December 31, 2012. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “mortgage servicing fees” on the income statement.

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets,” and Note 13 (“Acquisitions and Discontinued Operations”) under the heading “Education lending” in this report.

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

Our annual goodwill impairment testing is performed as of October 1 each year. On that date in 2013, we determined that the estimated fair value of the Key Community Bank unit was 23% greater than its carrying amount; in 2012, the excess was 10%. If actual results, market conditions, and economic conditions were to differ from the assumptions and data used in this goodwill impairment testing, the estimated fair value of the Key Community Bank unit could change. The carrying amount of the Key Community Bank and Key Corporate Bank units represents the average equity based on risk-weighted regulatory capital for goodwill impairment testing and management reporting purposes. There has been no goodwill associated with our Key Corporate Bank unit since the first quarter of 2009, when we recorded a $223 million pre-tax impairment charge and wrote off all of the remaining goodwill that had been assigned to that unit.

Based on our quarterly review of impairment indicators during 2013 and 2012, it was not necessary to perform further reviews of goodwill recorded in our Key Community Bank unit. We will continue to monitor the Key Community Bank unit as appropriate since it is particularly dependent upon economic conditions that impact consumer credit risk and behavior.

Changes in the carrying amount of goodwill by reporting unit are presented in the following table.

in millions	Key Community Bank	Key Corporate Bank	Total
BALANCE AT DECEMBER 31, 2011	$917	—	$917
Impairment losses based on results of interim impairment testing	—	—	—
Acquisition of Western New York branches	62	—	62
BALANCE AT DECEMBER 31, 2012	979	—	979
Impairment losses based on results of interim impairment testing	—	—	—
BALANCE AT DECEMBER 31, 2013	$979	—	$979

The acquisition of 37 retail banking branches in Western New York during 2012 resulted in a $62 million increase in the goodwill at the Key Community Bank unit. Additional information regarding the acquisition is provided in Note 13 (“Acquisitions and Discontinued Operations”).

As of December 31, 2013, we expected goodwill in the amount of $129 million to be deductible for tax purposes in future periods.

Accumulated impairment losses related to the Key Corporate Bank reporting unit totaled $665 million at December 31, 2013, 2012, and 2011. There were no accumulated impairment losses related to the Key Community Bank unit at December 31, 2013, 2012, and 2011.

The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization.

	2013		2012
December 31, in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$105	$70	$105	$56
PCCR intangibles (a)	136	44	136	14
Other intangible assets (b)	135	135	135	135
Total	$376	$249	$376	$205

(a)	PCCR intangible assets related to the 2012 acquisition of credit card receivables from Elan Financial Services, Inc. ($135 million of PCCR at acquisition date) and Western New York Branches ($1 million of PCCR at acquisition date).

(b)	Carrying amount and accumulated amortization excludes $18 million and $25 million at December 31, 2013, and December 31, 2012, respectively, related to the discontinued operations of Austin and the sale of Victory.

As a result of the Western New York branches acquisition on July 13, 2012, a core deposit intangible asset was recognized at its acquisition date fair value of $40 million. This core deposit intangible asset is being amortized on an accelerated basis over its useful life of 7 years. A second closing of this acquisition on September 14, 2012, relating exclusively to the purchase of credit card receivables, resulted in a PCCR intangible asset of $1 million that is being amortized on an accelerated basis over its useful life of 8 years.

As a result of the purchase of Key-branded credit card assets from Elan Financial Services, Inc. on August 1, 2012, a PCCR intangible asset was recognized at its acquisition date fair value of $135 million. This PCCR asset is being amortized on an accelerated basis over its useful life of 8 years.

Additional information regarding these acquisitions is provided in Note 13.

Intangible asset amortization expense was $44 million for 2013, $23 million for 2012 and $4 million for 2011. Estimated amortization expense for intangible assets for each of the next five years is as follows: 2014 — $37 million; 2015 — $31 million; 2016 — $24 million; 2017 — $18 million; and 2018 — $11 million.

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

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2013
LIHTC funds	$22	$22	$97	—	—
Education loan securitization trusts	1,980	1,854	N/A	N/A	N/A
LIHTC investments	N/A	N/A	774	—	$503

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds.    KAHC formed limited partnerships known as funds that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the funds and continue to earn asset management fees. The funds’ assets, primarily investments in LIHTC operating partnerships, totaled $13 million at December 31, 2013. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations.

We have not formed new funds or added LIHTC partnerships since October 2003. However, we continue to act as asset manager and to provide occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, we have determined that we are the primary beneficiary of these funds. Additional information on return guarantee agreements with LIHTC investors is presented in Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Guarantees.”

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the funds’ profits and losses. At December 31, 2013, we estimated the settlement value of these third-party interests to be between zero and $11 million, while the recorded value, including reserves, totaled $22 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

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

Unconsolidated VIEs

LIHTC nonguaranteed funds.    Although we hold interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At December 31, 2013, assets of these unconsolidated nonguaranteed funds totaled $97 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

LIHTC investments.    Through Key Community Bank, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive benefits. At December 31, 2013, assets of these unconsolidated LIHTC operating partnerships totaled approximately $774 million. At December 31, 2013, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $400 million plus $103 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. During 2013, we did not obtain significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $773 million at December 31, 2013. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 20 under the heading “Return guarantee agreement with LIHTC investors.”

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

12. Income Taxes

Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, in millions	2013	2012	2011
Currently payable:
Federal	$216	$178	$78
State	26	18	(31)
Total currently payable	242	196	47
Deferred:
Federal	39	41	287
State	(10)	(6)	30
Total deferred	29	35	317
Total income tax (benefit) expense (a)	$271	$231	$364

(a)	The income tax (benefit) expense on securities transactions totaled $1 million in 2013 and $.4 million in 2011. There was no income tax (benefit) expense on securities transactions in 2012. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These taxes, which are recorded in “noninterest expense” on the income statement, totaled $23 million in 2013, $29 million in 2012, and $21 million in 2011.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet, are as follows:

December 31, in millions	2013	2012
Allowance for loan and lease losses	$334	$354
Employee benefits	187	232
Net unrealized securities losses	45	—
Federal credit carryforwards	226	339
State net operating losses and credits	11	15
Other	302	327
Gross deferred tax assets	1,105	1,267
Less: valuation allowance	1	3
Total deferred tax assets	1,104	1,264

Leasing transactions	753	830
Net unrealized securities gains	—	156
Other	141	156
Total deferred tax liabilities	894	1,142
Net deferred tax assets (liabilities) (a)	$210	$122

(a)	From continuing operations

We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Based on these criteria, we have recorded a valuation allowance of $1 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards.

At December 31, 2013, we had a federal credit carryforward of $226 million. Additionally, we had state net operating loss carryforwards of $136 million and state credit carryforwards of $6 million, resulting in a net state deferred tax asset of $10 million. These carryforwards are subject to limitations imposed by tax laws and, if not utilized, will gradually expire through 2031.

The following table shows how our total income tax expense (benefit) and the resulting effective tax rate were derived:

Year ended December 31, dollars in millions	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 35% statutory federal tax rate	$399	35.0%	$376	35.0%	$466	35.0%
Amortization of tax-advantaged investments	63	5.5	64	6.0	65	4.9
Foreign tax adjustments	(4)	(.3)	1	.1	17	1.3
Reduced tax rate on lease financing income	(13)	(1.2)	(50)	(4.7)	—	—
Tax-exempt interest income	(15)	(1.3)	(16)	(1.5)	(16)	(1.2)
Corporate-owned life insurance income	(42)	(3.7)	(43)	(4.0)	(42)	(3.2)
Increase (decrease) in tax reserves	—	—	—	—	2	.2
Interest refund (net of federal tax benefit)	(1)	(.1)	—	—	(24)	(1.8)
State income tax, net of federal tax benefit	10	.9	8	.7	(1)	(.1)
Tax credits	(130)	(11.4)	(119)	(11.1)	(125)	(9.4)
Other	4	.3	10	.9	22	1.7
Total income tax expense (benefit)	$271	23.7%	$231	21.4%	$364	27.4%

During 2011, we received after-tax interest refunds from the IRS of $23 million related to the timing of tax payments previously made in tax years 2001-2006. Approximately $16 million of this amount was a recovery of interest assessments previously paid that were recorded as part of our tax reserves in prior years.

Liability for Unrecognized Tax Benefits

The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, in millions	2013	2012
Balance at beginning of year	$7	$8
Decrease related to other settlements with taxing authorities	(1)	(1)
Balance at end of year	$6	$7

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $6 million at December 31, 2013, and $7 million at December 31, 2012. We do not currently anticipate that the amount of unrecognized tax benefits will significantly change over the next twelve months.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest credits of $1.4 million in 2013, interest expense of $.2 million in 2012, and net interest credits of $52 million in 2011. The portion of the respective interest credit attributable to our leveraged lease transactions was $25 million in 2011. We recovered state tax penalties of $.2 million in 2013 and did not recover any penalties in 2012. At December 31, 2013, we had an accrued interest payable of $1.1 million, compared to $1.5 million at December 31, 2012. Our liability for accrued state tax penalties was $.3 million at December 31, 2013, and $.5 million at December 31, 2012.

We file federal income tax returns, as well as returns in various state and foreign jurisdictions. We are subject to income tax examination by the IRS for the tax years 2009 and forward. Currently, we are under audit for the tax years 2009-2011. As of December 31, 2013, the IRS has not proposed any significant adjustments. We are not subject to income tax examinations by other tax authorities for years prior to 2003.

13. Acquisitions and Discontinued Operations

Acquisitions

Mortgage Servicing Rights.    On June 24, 2013, in the first of multiple closings, we acquired substantially all third-party commercial loan servicing rights consisting of CMBS Master, Primary and Special Servicing as well as other servicing from Bank of America’s Global Mortgages & Securitized Products business. Simultaneously, we entered into a subservicing agreement with Berkadia Commercial Mortgage LLC related to all CMBS primary servicing. This acquisition was accounted for as a business combination and aligned with our strategy to drive growth. The acquisition resulted in KeyBank becoming the third largest servicer of commercial/multifamily loans in the U.S. and the fifth largest special servicer of CMBS. The acquisition date fair value of the MSRs acquired on June 24, 2013, which were included on our balance sheet at June 30, 2013, was approximately $117 million. Three additional and related closings occurred on July 22, 2013, August 26, 2013, and October 7, 2013. The acquisition date fair value of the MSRs acquired in these transactions was $3 million. As a result of this acquisition, the total fair value of the MSRs acquired during 2013 and included in our December 31, 2013, financial results was $120 million. In addition to the MSRs acquired, Key as a master servicer acquired $216 million of principal and interest advances. These principal and interest advances recorded at fair value were primarily associated with the June 24, 2013, acquisition of MSRs. No goodwill was recognized as a result of this acquisition. Additional information regarding our mortgage servicing assets is provided in Note 9 (“Mortgage Servicing Assets”).

Key-Branded Credit Card Portfolio.    On August 1, 2012, we acquired Key-branded credit card assets from Elan Financial Services, Inc. This acquisition was accounted for as an asset purchase. The fair value of the credit card assets purchased was approximately $718 million at the acquisition date. We also recorded a PCCR intangible asset of approximately $135 million and a rewards liability of approximately $9 million in the Community Bank reporting unit.

Western New York Branches.    On July 13, 2012, we acquired 37 retail banking branches in Western New York. This acquisition was accounted for as a business combination. The acquisition date fair value of the assets and deposits acquired was approximately $2 billion. We received loans with a fair value of $244 million (including $25 million of PCI loans) and premises and equipment valued at $8 million, and assumed $2 billion of deposits. Cash of $1.8 billion was received to assume the net liabilities, and we recorded a core deposit intangible asset of $40 million and a goodwill asset of $62 million in the Key Community Bank reporting unit during the third quarter of 2012. All of the goodwill related to this acquisition is expected to be deductible for tax purposes.

A second closing of this acquisition occurred on September 14, 2012, when we acquired credit card assets with a fair value of approximately $68 million and remitted a cash payment of $68 million to the seller. We also recorded a PCCR intangible asset of approximately $1 million and a rewards liability of approximately $1 million in the Key Community Bank reporting unit. No additional goodwill resulted from the acquisition of these credit card assets.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

Year ended December 31, in millions	2013	2012	2011
Net interest income	$105	$119	$138
Provision (credit) for loan and lease losses	20	9	113
Net interest income (expense) after provision for loan and lease losses	85	110	25
Noninterest income	(136)	(49)	(55)
Noninterest expense	28	36	39
Income (loss) before income taxes	(79)	25	(69)
Income taxes	(29)	9	(26)
Income (loss) from discontinued operations, net of taxes (a)	$(50)	$16	$(43)

(a)	Includes after-tax charges of $40 million for 2013, $50 million for 2012, and $50 million for 2011, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

December 31, in millions	2013	2012
Trust loans at fair value	$1,960	$2,369
Portfolio loans at fair value	147	157
Loans, net of unearned income of ($6) and ($5)	2,390	2,675
Less: Allowance for loan and lease losses	39	55
Net loans	4,458	5,146
Trust accrued income and other assets at fair value	20	26
Accrued income and other assets	45	60
Total assets	$4,523	$5,232

Trust accrued expense and other liabilities at fair value	$20	$22
Trust securities at fair value	1,834	2,159
Total liabilities	$1,854	$2,181

The discontinued education lending business consists of assets and liabilities in the securitization trusts (recorded at fair value), as well as loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are held outside the trusts.

At December 31, 2013, education loans include 1,041 TDRs with a recorded investment of approximately $13 million (pre-modification and post-modification). A specifically allocated allowance of $1 million was assigned to these loans as of December 31, 2013. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 5 (“Asset Quality”).

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

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts is approximately $126 million as of December 31, 2013. During the third quarter of 2013, additional market participant information about projected trends for default and recovery rates became available. Based on this information and our related internal analysis, we adjusted certain assumptions related to valuing the loans and securities in the securitization trusts. As a result, a $48 million after-tax loss was recognized during the third quarter of 2013 related to the fair value of the loans and securities in the education loan securitization trusts. This loss resulted in a reduction in the value of our economic interest in these trusts. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

On October 27, 2013, we purchased the government-guaranteed education loans from one of the education loan securitization trusts pursuant to the legal terms of the particular trust. The trust used the cash proceeds from the sale of these loans to retire the outstanding securities related to the government-guaranteed education loans. This particular trust remains in existence and continues to maintain the private education loan portfolio and has securities related to these loans outstanding. On December, 20, 2013, we sold substantially all of the loans we purchased for $147 million and recognized a gain on the sale of $3 million.

At December 31, 2013, there are $140 million of loans that were purchased from three of the outstanding securitizations trusts pursuant to the legal terms of these particular trusts. These loans are held as portfolio loans and continue to be accounted for at fair value. These portfolio loans were valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates and prepayments. These portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value. Our valuation process for these loans as well as the trust loans and securities is discussed in more detail below. Portfolio loans accounted for at fair value had a value of $147 million at December 31, 2013, and $157 million at December 31, 2012.

We elected to consolidate these trusts at fair value. Carrying the assets and liabilities of the trusts at fair value better depicts our economic interest. The fair value of the assets and liabilities of the trusts is determined by calculating the present value of the future expected cash flows. We rely on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts because observable market data is not available. Our valuation process is described in more detail below.

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

The valuation process for the education loan securitization trust and portfolio loans that are accounted for at fair value is based on a discounted cash flow analysis using a model purchased from a third party that is maintained by Corporate Treasury. The valuation process begins with loan-by-loan level data that is aggregated into pools based on underlying loan structural characteristics (i.e., current unpaid principal balance, contractual term, interest rate). Cash flows for these loan pools are developed using a financial model that reflects certain assumptions for defaults, recoveries, status change and prepayments. A net earnings stream, taking into account cost of funding, is calculated and discounted back to the measurement date using an appropriate discount rate. This resulting amount is used to determine the present value of the loans, which represents their fair value to a market participant.

The unobservable inputs set forth in the following table are reviewed and approved by the Working Group on a quarterly basis. The Working Group determines these assumptions based on available data, discussions with appropriate individuals within and outside of Key, and the knowledge and experience of the Working Group members.

A similar discounted cash flow approach to that described above is used on a quarterly basis by Corporate Treasury to determine the fair value of the trust securities. In valuing these securities, the discount rates used are provided by a third-party valuation consultant. These discount rates are based primarily on secondary market spread indices for similar student loans and asset-backed securities and are developed by the consultant using market-based data. On a quarterly basis, the Working Group reviews the discount rate inputs used in the valuation process for reasonableness.

A quarterly variance analysis reconciles valuation changes in the model used to calculate the fair value of the trust loans and securities and the portfolio loans at fair value. This quarterly analysis considers loan and securities runoff, yields, future default and recovery changes, and the timing of cash releases to us from the trusts. We also perform back testing to compare expected defaults to actual experience; the impact of future defaults can significantly affect the fair value of these loans and securities over time. In addition, our internal model validation group periodically performs a review to ensure the accuracy and validity of the model for determining the fair value of these loans and securities.

The following table shows the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value as of December 31, 2013, and 2012:

December 31, 2013 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Trust loans and	$2,107	Discounted cash flow	Prepayment speed	4.00 – 13.50%(6.47%)
portfolio loans			Loss severity	2.00 – 79.50%(54.21%)
accounted for at fair			Discount rate	2.40 – 10.50%(3.50%)
value			Default rate	8.01 – 23.71%(18.43%)

Trust securities	1,834	Discounted cash flow	Discount rate	1.60 – 3.50%(2.55%)

December 31, 2012 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Trust loans and	$2,526	Discounted cash flow	Prepayment speed	4.00 – 26.00%(9.74%)
portfolio loans			Loss severity	2.00 –80.00%(49.61%)
accounted for at fair			Discount rate	2.40 – 10.50%(5.12%)
value			Default rate	8.13 –21.50%(13.44%)

Trust securities	2,159	Discounted cash flow	Discount rate	1.50 – 6.10%(4.14%)

The following table shows the principal and fair value amounts for our trust loans at fair value, portfolio loans at fair value, and portfolio loans at carrying value at December 31, 2013, and 2012. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans.”

dollars in millions	December 31, 2013		December 31, 2012
	Principal	Fair Value	Principal	Fair Value
Trust loans at fair value
Accruing loans past due 90 days or more	$25	$25	$35	$34
Loans placed on nonaccrual status	12	12	14	14

Portfolio loans at fair value
Accruing loans past due 90 days or more	$8	$8	$5	$6
Loans placed on nonaccrual status	—	—	—	—

Portfolio loans at carrying value
Accruing loans past due 90 days or more	$35	N/A	$44	N/A
Loans placed on nonaccrual status	10	N/A	6	N/A

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of December 31, 2013, and 2012.

December 31, 2013 in millions	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$140	$147
Trust loans	1,964	1,960
Trust other assets	20	20

LIABILITIES
Trust securities	$1,958	$1,834
Trust other liabilities	20	20

December 31, 2012 in millions	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$151	$157
Trust loans	2,443	2,369
Trust other assets	26	26

LIABILITIES
Trust securities	$2,473	$2,159
Trust other liabilities	22	22

The following tables present the assets and liabilities of the consolidated securitization trusts measured at fair value, as well as the portfolio loans that are measured at fair value on a recurring basis at December 31, 2013, and 2012.

December 31, 2013 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$147	$147
Trust loans	—	—	1,960	1,960
Trust other assets	—	—	20	20
Total assets on a recurring basis at fair value	—	—	$2,127	$2,127

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$1,834	$1,834
Trust other liabilities	—	—	20	20
Total liabilities on a recurring basis at fair value	—	—	$1,854	$1,854

December 31, 2012 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$157	$157
Trust loans	—	—	2,369	2,369
Trust other assets	—	—	26	26
Total assets on a recurring basis at fair value	—	—	$2,552	$2,552

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$2,159	$2,159
Trust other liabilities	—	—	22	22
Total liabilities on a recurring basis at fair value	—	—	$2,181	$2,181

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts and portfolio loans for the years ended December 31, 2013, and 2012.

in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities
Balance at December 31, 2011	$76	$2,726	$34	$2,522	$28
Gains (losses) recognized in earnings (a)	3	83	—	143	—
Purchases	86	—	—	—	—
Sales	—	(86)	—	—	—
Issuances	—	—	—	—	—
Settlements	(8)	(354)	(8)	(506)	(6)
Balance at December 31, 2012	$157	$2,369	$26	$2,159	$22
Gains (losses) recognized in earnings (a)	—	53	—	191	—
Purchases	152	—	—	—	—
Sales	(147)	(152)	—	—	—
Issuances	—	—	—	—	—
Settlements	(15)	(310)	(6)	(516)	(2)
Balance at December 31, 2013	$147	$1,960	$20	$1,834	$20

(a)	Gains (losses) were driven primarily by fair value adjustments.

Victory Capital Management and Victory Capital Advisors.    On July 31, 2013, we completed the sale of Victory to a private equity fund. As a result of this sale, we recorded an after-tax gain of $92 million as of September 30, 2013. The cash portion of the gain was $72 million. An additional gain may be recognized based on client consents received through January 31, 2014. Because it was not certain we could secure these remaining consents, there was no accrual for the consents included in the gain as of December 31, 2013. We are currently waiting to finalize the consents received and the remaining assets under management as of January 31, 2014, in order to be able to recognize any additional gain. Since February 21, 2013, when we agreed to sell Victory, we have accounted for this business as a discontinued operation.

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory, which includes the gain on the sale of this business on July 31, 2013, are as follows:

Year ended December 31, in millions	2013	2012	2011
Noninterest income	$212	$111	$120
Noninterest expense	66	89	106
Income (loss) before income taxes	146	22	14
Income taxes	54	8	5
Income (loss) from discontinued operations, net of taxes	$92	$14	$9

The discontinued assets and liabilities of Victory included on the balance sheet are as follows:

December 31, in millions	2013	2012
Cash and due from banks	—	$1
Accrued income and other assets	$29	27
Total assets	$29	$28

Accrued expense and other liabilities	—	$38
Total liabilities	—	$38

The only remaining asset of Victory is a $29 million Seller note that is accounted for at fair value and is classified as a Level 3 asset. The Seller note was accounted for at fair value through December 31, 2013. Since the contingency involving certain fund outflows was resolved, the Seller note will no longer be accounted for at fair value subsequent to December 31, 2013. Corporate Treasury was responsible for the quarterly valuation process that determined the fair value of the Seller note and determined the fair value of the Seller note at closing on December 31, 2013. The Seller note was valued using a discounted cash flow methodology that incorporated an appropriate discount rate based on the credit, market, and interest risks associated with this note. The discount rate used in valuing the Seller note was determined by using the Capital Asset Pricing Model, which was derived using adjusted quarterly changes in the seven-year U.S. Treasury Rate and an average beta of Victory’s peers. The alpha used was equal to the one-year probability of default for similar risk-rated loans calculated under our internal risk rating system and credit policy. The discount rate used for the Seller note at December 31, 2013, was 13.25%. A Mergers & Acquisitions Working Group, which is a subcommittee of the Fair Value Committee that is discussed in more detail in Note 6, reviewed the determination of the discount rate and approved the resulting fair value.

The following table presents the Victory Seller note that is measured at fair value on a recurring basis through December 31, 2013.

December 31, 2013 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Seller note	—	—	$29	$29
Total assets on a recurring basis at fair value	—	—	$29	$29

The following table shows the change in the fair value of the Level 3 Victory Seller note for the year ended December 31, 2013.

in millions	Seller note
Balance at December 31, 2012	—
Gains (losses) recognized in earnings (a)	$(3)
Purchases	—
Sales	—
Issuances	32
Settlements	—
Balance at December 31, 2013	$29

(a)	Gains (losses) were driven primarily by fair value adjustments.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

Year ended December 31, in millions	2013	2012	2011
Noninterest income	—	—	$1
Noninterest expense	$1	$10	2
Income (loss) before income taxes	(1)	(10)	(1)
Income taxes	1	(3)	—
Income (loss) from discontinued operations, net of taxes	$(2)	$(7)	$(1)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

December 31, in millions	2013	2012
Cash and due from banks	$20	$22
Total assets	$20	$22

Accrued expense and other liabilities	—	$1
Total liabilities	—	$1

Combined discontinued operations.    The combined results of the discontinued operations are as follows:

Year ended December 31, in millions	2013	2012	2011
Net interest income	$105	$119	$138
Provision (credit) for loan and lease losses	20	9	113
Net interest income (expense) after provision for loan and lease losses	85	110	25
Noninterest income	76	62	66
Noninterest expense	95	135	147
Income (loss) before income taxes	66	37	(56)
Income taxes	26	14	(21)
Income (loss) from discontinued operations, net of taxes (a)	$40	$23	$(35)

(a)	Includes after-tax charges of $40 million for 2013, $50 million for 2012, and $50 million for 2011, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

December 31, in millions	2013	2012

Cash and due from banks	$20	$23
Trust loans at fair value	1,960	2,369
Portfolio loans at fair value	147	157
Loans, net of unearned income of ($6) and ($5)	2,390	2,675
Less: Allowance for loan and lease losses	39	55
Net loans	4,458	5,146
Trust accrued income and other assets at fair value	20	26
Accrued income and other assets	74	87
Total assets	$4,572	$5,282

Trust accrued expense and other liabilities at fair value	$20	$22
Accrued expense and other liabilities	—	39
Trust securities at fair value	1,834	2,159
Total liabilities	$1,854	$2,220

14. Securities Financing Activities

We enter into repurchase and reverse repurchase agreements and securities borrowed transactions (securities financing agreements) primarily to finance our inventory positions, acquire securities to cover short positions, accommodate customers’ financing needs, and to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts at which the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While our securities financing agreements incorporate a right of set off, the assets and liabilities are reported on a gross basis. Repurchase agreements and securities borrowed transactions are included in “Accrued income and other assets” on the balance sheet; reverse repurchase agreements are included in “Federal funds purchased and securities sold under repurchase agreements.”

The following table summarizes our securities financing agreements as of December 31, 2013, and 2012:

	December 31, 2013
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments	(a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$347	$(278)		$(66)	$3
Securities borrowed	12	—		(12)	—
Total	$359	$(278)		$(78)	$3

Offsetting of financial liabilities:
Repurchase agreements	$517	$(278)		$(239)	—
Total	$517	$(278)		$(239)	—

	December 31, 2012
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments	(a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$271	$(95)		$(172)	$4
Securities borrowed	—	—		—	—
Total	$271	$(95)		$(172)	$4

Offsetting of financial liabilities:
Repurchase agreements	$228	$(95)		$(133)	—
Total	$228	$(95)		$(133)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

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

15. Stock-Based Compensation

We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $38 million for 2013, $53 million for 2012, and $41 million for 2011. The total income tax benefit recognized in the income statement for these plans was $14 million for 2013, $20 million for 2012, and $15 million for 2011. Stock-based compensation expense related to awards granted to employees is recorded in “personnel expense” on the income statement; compensation expense related to awards granted to directors is recorded in “other expense.”

Our compensation plans allow us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other awards which may not be denominated or payable in or valued by reference to our common shares or other factors, discounted stock purchases, and deferred compensation to eligible employees and directors. At December 31, 2013, we had 89,016,390 common shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of KeyCorp’s Board of Directors, we may not grant options to purchase common shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding common shares in any rolling three-year period.

Stock Options

Stock options granted to employees generally become exercisable at the rate of 25% per year for options granted prior to 2011 and after, and at the rate of 33-1/3% per year for options granted in years prior to 2011. No option granted by KeyCorp will be exercisable less than one year after, or expire later than ten years from, the grant date. The exercise price is the closing price of our common shares on the grant date.

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

The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2013, 2012, and 2011 are shown in the following table.

Year ended December 31,	2013	2012	2011

Average option life	6.3 years	6.3 years	6.2 years
Future dividend yield	2.14%	1.50%	.43%
Historical share price volatility	.495	.489	.479
Weighted-average risk-free interest rate	1.1%	1.2%	2.6%

The Compensation and Organization Committee has authority to approve all stock option grants, but may delegate some of its authority to grant awards from time to time under KeyCorp’s 2013 Equity Compensation Plan. The committee has delegated to our Chief Executive Officer the authority to grant equity awards, including stock options, to any employee who is not designated an “officer” for purposes of Section 16 of the Exchange Act. No more than 3,000,000 common shares may be issued under this authority.

The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2013.

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life (Years)	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2012	32,619,819	$19.36
Granted	1,141,294	9.33
Exercised	(3,574,354)	7.26
Lapsed or canceled	(4,480,817)	24.47
Outstanding at December 31, 2013	25,705,942	$19.83	4.2	$68

Expected to vest	4,233,326	$8.51	8.1	$21
Exercisable at December 31, 2013	21,042,678	$22.34	3.3	$45

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. At December 31, 2013, the fair value of the underlying stock was less than the weighted-average exercise price per option.

The weighted-average grant-date fair value of options was $3.55 for options granted during 2013, $3.23 for options granted during 2012, and $4.11 for options granted during 2011. Stock option exercises numbered 3,574,354 in 2013, 421,846 in 2012, and 121,089 in 2011. The aggregate intrinsic value of exercised options was $13 million for 2013, $1 million for 2012, and less than $1 million for 2011. As of December 31, 2013, unrecognized compensation cost related to nonvested options expected to vest under the plans totaled $6 million. We expect to recognize this cost over a weighted-average period of 2.3 years.

Cash received from options exercised was $26 million, $2 million, and $1 million in 2013, 2012, and 2011, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $1 million for 2013 and less than $1 million for each of 2012 and 2011.

Long-Term Incentive Compensation Program

Our Long-Term Incentive Compensation Program (the “Program”) rewards senior executives critical to our long-term financial success. Awards are granted annually in a variety of forms:

¿	deferred cash payments that generally vest at the rate of 25% per year;

¿	time-lapsed restricted stock units payable in stock, which generally vest at the rate of 25% per year;

¿	performance units payable in stock, which vest at the end of the three-year performance cycle and will not vest unless Key attains defined performance levels; and

¿	performance units payable in cash, which vest at the end of the three-year performance cycle and will not vest unless Key attains defined performance levels.

No performance units were scheduled to vest during 2013, 2012, and 2011; therefore, no corresponding payments were made.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2013.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2012	5,145,713	$8.27	4,092,563	$8.21
Granted	2,452,490	9.33	1,632,641	13.42
Vested	(2,392,842)	7.90	(570,125)	8.01
Forfeited	(446,985)	8.90	(511,969)	11.91
Outstanding at December 31, 2013	4,758,376	$8.94	4,643,110	$11.56

The compensation cost of time-lapsed and performance-based restricted stock or unit awards granted under the Program is calculated using the closing trading price of our common shares on the grant date.

Unlike time-lapsed and performance-based restricted stock or units, we do not pay dividends during the vesting period for performance shares or units that may become payable in excess of targeted performance.

The weighted-average grant-date fair value of awards granted under the Program was $10.96 during 2013, $8.07 during 2012, and $9.12 during 2011. As of December 31, 2013, unrecognized compensation cost related to nonvested shares expected to vest under the Program totaled $43 million. We expect to recognize this cost over a weighted-average period of 2.3 years. The total fair value of shares vested was $23 million in 2013, $8 million during 2012, and $10 million during 2011.

Other Restricted Stock Awards

We also may grant, upon approval by the Compensation and Organization Committee (or our Chief Executive Officer with respect to her designated authority), other time-lapsed restricted stock or unit awards under various programs to recognize outstanding performance.

The following table summarizes activity and pricing information for the nonvested shares granted under these restricted stock or unit awards for the year ended December 31, 2013.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2012	2,716,654	$7.84
Granted	261,679	9.33
Vested	(1,588,427)	7.51
Forfeited	(23,436)	8.55
Outstanding at December 31, 2013	1,366,470	$8.48

The weighted-average grant-date fair value of awards granted was $9.33 during 2013, $7.98 during 2012, and $9.25 during 2011. As of December 31, 2013, unrecognized compensation cost related to nonvested restricted stock or units expected to vest under these special awards totaled $4 million. We expect to recognize this cost over a weighted-average period of 2.4 years. The total fair value of restricted stock or units vested was $12 million during 2013, $14 million during 2012, and $29 million during 2011.

Deferred Compensation Plans

Our deferred compensation arrangements include voluntary and mandatory deferral programs for common shares awarded to certain employees and directors. Mandatory deferred incentive awards vest at the rate of 25% per year beginning one year after the deferral date for awards granted in 2012 and after, and 33-1/3% per year beginning one year after the deferral date for awards granted prior to 2012. Deferrals under the voluntary programs are immediately vested.

Several of our deferred compensation arrangements allow participants to redirect deferrals from common shares into other investments that provide for distributions payable in cash. We account for these participant-directed deferred compensation arrangements as stock-based liabilities and re-measure the related compensation cost based on the most recent fair value of our common shares. The compensation cost of all other nonparticipant-directed deferrals is measured based on the closing price of our common shares on the deferral date. We did not pay any stock-based liabilities during 2013, 2012, or 2011.

The following table summarizes activity and pricing information for the nonvested shares in our deferred compensation plans for the year ended December 31, 2013.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2012	1,195,849	$7.00
Granted	774,028	11.18
Dividend equivalents	53,213	11.18
Vested	(661,372)	8.48
Forfeited	(17,620)	7.94
Outstanding at December 31, 2013	1,344,098	$9.06

The weighted-average grant-date fair value of awards granted was $11.18 during 2013, $6.63 during 2012, and $8.03 during 2011. As of December 31, 2013, unrecognized compensation cost related to nonvested shares expected to vest under our deferred compensation plans totaled $6 million. We expect to recognize this cost over a weighted-average period of 2.2 years. The total fair value of shares vested was $7 million during 2013, $7 million during 2012, and $5 million during 2011. Dividend equivalents presented in the preceding table represent the value of dividends accumulated during the vesting period.

Discounted Stock Purchase Plan

Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our common shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we either issue treasury shares or acquire common shares on the open market on or around the fifteenth day of the month following the month employee payments are received. We issued 264,775 common shares at a weighted-average cost to the employee of $9.83 during 2013, 301,794 common shares at a weighted-average cost to the employee of $7.30 during 2012, and 297,091 common shares at a weighted-average cost to the employee of $7.71 during 2011.

Information pertaining to our method of accounting for stock-based compensation is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Stock-Based Compensation.”

16. Employee Benefits

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

Pre-tax AOCI not yet recognized as net pension cost was $529 million at December 31, 2013, and $681 million at December 31, 2012, consisting entirely of net unrecognized losses. During 2014, we expect to recognize $16 million of net unrecognized losses in pre-tax AOCI as net pension cost.

During 2013, lump sum payments made under certain pension plans triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss as reflected in the following table.

The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31, in millions	2013	2012	2011
Interest cost on PBO	$42	$47	$57
Expected return on plan assets	(67)	(70)	(81)
Amortization of losses	19	16	11
Settlement loss	27	—	—
Net pension cost (benefit)	$21	$(7)	$(13)

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$(106)	$63	$120
Amortization of losses	(46)	(16)	(11)
Total recognized in comprehensive income	$(152)	$47	$109

Total recognized in net pension cost and comprehensive income	$(131)	$40	$96

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2013, and 2012.

The following table summarizes changes in the PBO related to our pension plans.

Year ended December 31, in millions	2013	2012
PBO at beginning of year	$1,277	$1,228
Interest cost	42	47
Actuarial losses (gains)	(54)	86
Benefit payments	(109)	(84)
PBO at end of year	$1,156	$1,277

The following table summarizes changes in the FVA.

Year ended December 31, in millions	2013	2012
FVA at beginning of year	$942	$918
Actual return on plan assets	119	92
Employer contributions	18	16
Benefit payments	(109)	(84)
FVA at end of year	$970	$942

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2013, and 2012.

December 31, in millions	2013	2012
Funded status (a)	$(186)	$(335)

Net prepaid pension cost recognized consists of:
Current liabilities	$(14)	$(14)
Noncurrent liabilities	(172)	(321)
Net prepaid pension cost recognized (b)	$(186)	$(335)

(a)	The shortage of the FVA under the PBO.

(b)	Represents the accrued benefit liability of the pension plans.

At December 31, 2013, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2014. We also do not expect to make any significant discretionary contributions during 2014.

At December 31, 2013, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2014 — $100 million; 2015 — $97 million; 2016 — $104 million; 2017 — $90 million; 2018 — $86 million; and $386 million in the aggregate from 2019 through 2023.

The ABO for all of our pension plans was $1.2 billion at December 31, 2013, and $1.3 billion at December 31, 2012. As indicated in the table below, collectively our plans had an ABO in excess of plan assets as follows:

December 31,
in millions	2013	2012
PBO	$1,156	$1,277
ABO	1,156	1,277
Fair value of plan assets	970	942

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2013	2012
Discount rate	4.25%	3.25%
Compensation increase rate	N/A	N/A

To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2013	2012	2011
Discount rate	3.25%	4.00%	4.75%
Compensation increase rate	N/A	N/A	N/A
Expected return on plan assets	7.25	7.25	7.75

We estimate that we will recognize a $3 million credit in net pension cost for 2014, compared to an expense of $21 million for 2013 and a credit of $7 million for 2012. Costs are expected be less in 2014 than in 2013 unless the 2014 lump sum payments made under our primary qualified cash balance pension plan are greater than the plan’s interest cost component of net pension cost for the year. If this situation occurs during 2014, in accordance with the applicable accounting guidance for defined benefit plans, we will recognize in earnings a portion of the aggregate gain or loss recorded in AOCI. Costs increased in 2013 because the amount of lump sum payments made under certain pension plans triggered settlement accounting, resulting in a settlement loss of $27 million. Costs were less in 2012 than they were in 2013 due to the 2013 settlement loss.

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

We estimate that a 25 basis point increase or decrease in the expected return on plan assets would either decrease or increase, respectively, our net pension cost for 2014 by approximately $2 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2014 by approximately $1 million.

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

¿

Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 7.25% for both 2013 and 2012, and 7.75% for 2011. As part of an annual reassessment of current and expected future capital market returns, we deemed a rate of 7.25% to be appropriate in estimating 2014 pension cost.

The investment objectives of the pension funds are developed to reflect the characteristics of the plans, such as pension formulas and cash lump sum distribution features, and the liability profiles created by the plans’ participants. An executive oversight committee reviews the plans’ investment performance at least quarterly, and compares performance against appropriate market indices. The pension funds’ investment objectives are to achieve an annualized rate of return equal to or greater than our expected return on plan assets over ten to twenty-year periods; to realize annual and three- and five-year annualized rates of return consistent with specific market benchmarks at the individual asset class level; and to maximize ten- to twenty-year annualized rates of return while maintaining prudent levels of risk, consistent with our asset allocation policy. The following table shows the asset target allocations prescribed by the pension funds’ investment policies.

Asset Class	Target Allocation 2013
Equity securities	46%
Fixed income securities	28
Convertible securities	5
Other assets	21
Total	100%

Equity securities include common stocks of domestic and foreign companies, as well as foreign company stocks traded as American Depositary Shares on U.S. stock exchanges. Debt securities include investments in domestic- and foreign-issued corporate bonds, U.S. government and agency bonds, international government bonds, and mutual funds. Convertible securities include investments in convertible bonds. Other assets include deposits under insurance company contracts and investments in multi-strategy investment funds.

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

Debt securities.    Substantially all debt securities are investment grade and include domestic- and foreign-issued corporate bonds and U.S. government and agency bonds. These securities are valued using evaluated prices based on observable inputs, such as dealer quotes, available trade information, spreads, bids and offers, prepayment speeds, U.S. Treasury curves, and interest rate movements. Debt securities are classified as Level 2.

Mutual funds.    Exchange-traded mutual funds listed or traded on securities exchanges are valued at the closing price on the exchange or system where the security is principally traded. These securities are classified as Level 1 because quoted prices for identical securities in active markets are available. All other investments in mutual funds are valued at their closing net asset values. Because net asset values are based primarily on observable inputs, most notably quoted prices for the underlying assets, these nonexchange-traded investments are classified as Level 2.

Collective investment funds.    Investments in collective investment funds are valued at their closing net asset values. Because net asset values are based primarily on observable inputs, most notably quoted prices for the underlying assets, these investments are classified as Level 2.

Insurance investment contracts and pooled separate accounts.    Deposits under insurance investment contracts and pooled separate accounts with insurance companies do not have readily determinable fair values and are valued using a methodology that is consistent with accounting guidance that allows the plan to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership in partners’ capital to which a proportionate share of net assets is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the investment as reported by the insurance company; thus, these investments are classified as Level 3.

Other assets.    Other assets include an investment in a multi-strategy investment fund and an investment in a limited partnership. These investments do not have readily determinable fair values and are valued using a methodology consistent with accounting guidance that allows the plan to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership in partners’ capital to which a proportionate share of net assets is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the investment as reported by the investment manager or general partner of the investment fund; thus, these investments are classified as Level 3.

The following tables show the fair values of our pension plan assets by asset class at December 31, 2013, and 2012.

December 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
U.S.	$216	—	—	$216
International	24	—	—	24
Debt securities:
Corporate bonds — U.S.	—	$74	—	74
Corporate bonds — International	—	11	—	11
Government and agency bonds — U.S.	—	73	—	73
Government bonds — International	—	1	—	1
State and municipal bonds	—	3	—	3
Mutual funds:
U.S. equity	11	—	—	11
International equity	34	—	—	34
Fixed income — U.S.	3	—	—	3
Fixed income — International	2	—	—	2
Collective investment funds:
U.S. equity	—	31	—	31
International equity	—	151	—	151
Convertible securities	—	54	—	54
Fixed income securities	—	7	—	7
Short-term investments	—	44	—	44
Emerging markets	—	44	—	44
Real assets	—	112	—	112
Insurance investment contracts and pooled separate accounts	—	—	$13	13
Other assets	—	—	62	62

Total net assets at fair value	$290	$605	$75	$970

December 31, 2012
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
U.S.	$216	—	—	$216
International	29	—	—	29
Debt securities:
Corporate bonds — U.S.	—	$73	—	73
Corporate bonds — International	—	10	—	10
Government and agency bonds — U.S.	—	79	—	79
Government bonds — International	—	3	—	3
State and municipal bonds	—	1	—	1
Mutual funds:
U.S. equity	13	—	—	13
International equity	6	2	—	8
Fixed Income — U.S.	4	—	—	4
Fixed Income — International	2	—	—	2
Collective investment funds:
U.S. equity	—	24	—	24
International equity	—	147	—	147
Convertible securities	—	47	—	47
Fixed income securities	—	5	—	5
Short-term investments	—	48	—	48
Emerging markets	—	47	—	47
Real assets	—	118	—	118
Insurance investment contracts and pooled separate accounts	—	—	$12	12
Other assets	—	—	56	56

Total net assets at fair value	$270	$604	$68	$942

The following table shows the changes in the fair values of our Level 3 plan assets for the years ended December 31, 2013, and 2012.

in millions	Insurance Investment Contracts and Pooled Separate Accounts	Other Assets	Total
Balance at December 31, 2011	$12	$4	$16
Actual return on plan assets:
Relating to assets held at reporting date	1	2	3
Relating to assets sold during the period	—	(3)	(3)
Purchases	—	55	55
Sales	(1)	(2)	(3)
Balance at December 31, 2012	$12	$56	$68
Actual return on plan assets:
Relating to assets held at reporting date	1	6	7
Balance at December 31, 2013	$13	$62	$75

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

We also maintained a death benefit plan that provided a death benefit for a very limited number of (i) former Key employees who retired from their employment with Key prior to 1994; (ii) former Key employees who elect a grandfathered pension benefit under the KeyCorp Cash Balance Pension Plan; and (iii) Key employees who otherwise were provided a historical death benefit at the time of their termination. The death benefit plan was noncontributory, and was funded by a separate VEBA trust. In the fourth quarter of 2012, we used the assets of the VEBA trust to purchase an insurance policy issued by a third-party insurance provider to fully fund the death benefits under the plan. Death benefits for all grandfathered employees are fully funded, administered, and paid by the third-party insurance provider, and the insurance company accepted all related funding obligations and administrative liability. Consequently, we terminated the death benefit plan and the VEBA trust effective December 31, 2012.

The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,

in millions	2013	2012
Net unrecognized losses (gains)	$(12)	$5
Net unrecognized prior service benefit	(5)	(7)
Total unrecognized AOCI	$(17)	$(2)

During 2014, we expect to recognize $2 million of pre-tax AOCI resulting from prior service benefits and net actuarial gains as a reduction of other postretirement benefit cost.

The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,

in millions	2013	2012	2011
Service cost of benefits earned	$1	$1	$1
Interest cost on APBO	3	3	3
Expected return on plan assets	(3)	(3)	(3)
Amortization of prior service credit	(1)	(1)	(1)
Net postretirement benefit cost	—	—	—

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$(17)	$(3)	$8
Amortization of prior service credit	1	1	1
Total recognized in comprehensive income	$(16)	$(2)	$9

Total recognized in net postretirement benefit cost and comprehensive income	$(16)	$(2)	$9

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2013, and 2012.

The following table summarizes changes in the APBO.

Year ended December 31,

in millions	2013	2012
APBO at beginning of year	$74	$81
Service cost	1	1
Interest cost	3	3
Plan participants’ contributions	1	2
Actuarial losses (gains)	(6)	1
Benefit payments	(8)	(7)
Liability (gain)/loss due to settlement	—	(7)
APBO at end of year	$65	$74

The following table summarizes changes in FVA.

Year ended December 31,

in millions	2013	2012
FVA at beginning of year	$51	$57
Employer contributions	—	(1)
Plan participants’contributions	1	2
Benefit payments	(8)	(7)
Transfer to insurer	—	(7)
Actual return on plan assets	13	7
FVA at end of year	$57	$51

The following table summarizes the funded status of the postretirement plans, which corresponds to the amounts recognized in the balance sheets at December 31, 2013, and 2012.

December 31,

in millions	2013	2012
Funded status (a)	$(8)	$(23)
Accrued postretirement benefit cost recognized (b)	(8)	(23)

(a)	The shortage of the FVA under the APBO.

(b)	Consists entirely of noncurrent liabilities.

There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan, so there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2014, if any, will be minimal.

At December 31, 2013, we expect to pay the benefits from all funded and unfunded other postretirement plans as follows: 2014 — $5 million; 2015 — $5 million; 2016 — $5 million; 2017 — $5 million; 2018 — $5 million; and $23 million in the aggregate from 2019 through 2023.

To determine the APBO, we assumed discount rates of 4.50% at December 31, 2013, and 3.50% at December 31, 2012.

To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2013	2012	2011
Discount rate	3.50%	4.00%	4.75%
Expected return on plan assets	5.25	5.58	5.45

The realized net investment income for the postretirement healthcare plan VEBA trust is subject to federal income taxes, which are reflected in the weighted-average expected return on plan assets shown above.

Assumed healthcare cost trend rates do not have a material impact on net postretirement benefit cost or obligations since the postretirement plan has cost-sharing provisions and benefit limitations.

We estimate that we will recognize a credit of $1 million in net postretirement benefit cost for 2014, compared to a credit of less than $1 million for 2013 and a cost of less than $1 million for 2012.

We estimate the expected returns on plan assets for the VEBA trust much the same way we estimate returns on our pension funds. The primary investment objectives of the VEBA trust are to obtain a market rate of return and to diversify the portfolio in order to satisfy the trust’s anticipated liquidity requirements. The following table shows the asset target allocation ranges prescribed by the trust’s investment policy.

Asset Class	Target Allocation Range 2013
Equity securities	70 - 90%
Fixed income securities	0 - 10
Convertible securities	0 - 10
Cash equivalents and other assets	10 - 30

Investments consist of mutual funds and common investment funds that invest in underlying assets in accordance with the target asset allocation ranges shown above. Exchange-traded mutual funds are valued using quoted prices and, therefore, are classified as Level 1. Investments in common investment funds are valued at their closing net asset value. Because net asset values are based primarily on observable inputs, most notably quoted prices for the underlying assets, these nonexchange-traded investments are classified as Level 2.

Although the VEBA trust’s investment policy conditionally permits the use of derivative contracts, we have not entered into any such contracts, and we do not expect to employ such contracts in the future.

The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2013, and 2012.

December 31, 2013

in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds — U.S. equity	$6	—	—	$6
Common investment funds:
U.S. equity	—	$29	—	29
International equity	—	9	—	9
Convertible securities	—	3	—	3
Fixed income	—	2	—	2
Short-term investments	—	8	—	8
Total net assets at fair value	$6	$51	—	$57

December 31, 2012

in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds — U.S. equity	$7	—	—	$7
Common investment funds:
U.S. equity	—	$26	—	26
International equity	—	8	—	8
Convertible securities	—	4	—	4
Fixed income	—	2	—	2
Short-term investments	—	4	—	4
Total net assets at fair value	$7	$44	—	$51

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage that is “actuarially equivalent” to the benefits under Medicare Part D. Based on our application of the relevant regulatory formula, we determined that the prescription drug coverage related to our retiree healthcare benefit plan is not actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2013, and 2012, we did not receive federal subsidies. For the year ended December 31, 2011, federal subsidies received did not have a material effect on our APBO and net postretirement benefit cost.

The Patient Protection and Affordable Care Act and the Education Reconciliation Act of 2010, which were both signed into law in March 2010, changed the tax treatment of the federal subsidies described above. As a result of these laws, these subsidy payments become taxable in tax years beginning after December 31, 2012. The accounting guidance applicable to income taxes requires the impact of a change in tax law to be immediately recognized in the period that includes the enactment date. However, these tax law changes did not affect us, as we did not have a deferred tax asset recorded for Medicare Part D subsidies received.

Employee 401(k) Savings Plan

A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 6% being eligible for matching contributions. Commencing January 1, 2010, an automatic enrollment feature was added to the plan for all new employees. The initial default contribution percentage for employees is 2% and will increase by 1% at the beginning of each plan year until the default contribution is 10% for plan years on and after January 1, 2012. The plan also permits us to provide a discretionary annual profit sharing contribution. We accrued a 2% contribution for 2013 and made contributions of 2.4% for 2012 and 3% for 2011 on eligible compensation for employees eligible on the last business day of the respective plan years. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $68 million in 2013, $68 million in 2012, and $79 million in 2011.

17. Short-Term Borrowings

Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31,

dollars in millions	2013	2012	2011
FEDERAL FUNDS PURCHASED
Balance at year end	$18	$8	$25
Average during the year	164	111	120
Maximum month-end balance	1,486	613	844
Weighted-average rate during the year	.09%	.14%	.13%
Weighted-average rate at December 31.10		.15	.08
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$1,516	$1,601	$1,686
Average during the year	1,638	1,703	1,861
Maximum month-end balance	2,099	2,455	2,286
Weighted-average rate during the year	.13%	.19%	.28%
Weighted-average rate at December 31.15		.14	.25
OTHER SHORT-TERM BORROWINGS
Balance at year end	$343	$287	$337
Average during the year	394	413	619
Maximum month-end balance	466	599	1,007
Weighted-average rate during the year	1.89%	1.69%	1.84%
Weighted-average rate at December 31	2.00	1.81	1.60

Rates exclude the effects of interest rate swaps and caps, which modify the repricing characteristics of certain short-term borrowings. For more information about such financial instruments, see Note 8 (“Derivatives and Hedging Activities”).

As described below and in Note 18 (“Long-Term Debt”), KeyCorp and KeyBank have a number of programs and facilities that support our short-term financing needs. Certain subsidiaries maintain credit facilities with third parties, which provide alternative sources of funding. KeyCorp is the guarantor of some of the third-party facilities.

Short-term credit facilities.    We maintain cash on deposit in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $4.6 billion at December 31, 2013, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2013, our unused secured borrowing capacity was $15.5 billion at the Federal Reserve Bank of Cleveland and $3.5 billion at the Federal Home Loan Bank of Cincinnati.

18. Long-Term Debt

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

December 31,

dollars in millions	2013	2012
Senior medium-term notes due through 2021 (a)	$2,553	$2,653
0.988% Subordinated notes due 2028 (b)	162	162
6.875% Subordinated notes due 2029 (b)	103	117
7.750% Subordinated notes due 2029 (b)	133	152
Total parent company	2,951	3,084

Senior medium-term notes due through 2039 (c)	1,858	129
Senior Euro medium-term notes due through 2013 (d)	—	26
7.413% Subordinated remarketable notes due 2027 (e)	270	268
5.80% Subordinated notes due 2014 (e)	768	803
4.95% Subordinated notes due 2015 (e)	251	251
5.45% Subordinated notes due 2016 (e)	544	564
5.70% Subordinated notes due 2017 (e)	229	241
4.625% Subordinated notes due 2018 (e)	104	108
6.95% Subordinated notes due 2028 (e)	298	300
Lease financing debt due through 2016 (f)	5	9
Secured borrowing due through 2018 (g)	58	—
Federal Home Loan Bank advances due through 2036 (h)	224	974
Investment Fund Financing due through 2052 (i)	90	90
Total subsidiaries	4,699	3,763
Total long-term debt	$7,650	$6,847

(a)	The senior medium-term notes had weighted-average interest rates of 3.89% at December 31, 2013, and 5.11% at December 31, 2012. These notes had a combination of fixed and floating interest rates during 2012; however, these notes had fixed interest rates at December 31, 2013, and 2012. One of the three notes can be redeemed one month prior to its maturity date, while the other two notes may not be redeemed prior to their maturity dates.

(b)	See Note 19 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.

(c)	Senior medium-term notes had weighted-average interest rates of 1.58% at December 31, 2013, and 5.03% at December 31, 2012. These notes had a combination of fixed and floating interest rates. Two of the five notes can be redeemed one month prior to their maturity dates, while the other three notes may not be redeemed prior to their maturity dates. 2013 issuances were at considerably lower rates than existing debt.

(d)	Senior Euro medium-term notes matured during 2013 and had weighted-average interest rates of .64% at December 31, 2012. These notes had a combination of fixed and floating interest rates based on LIBOR.

(e)	These notes are all obligations of KeyBank. Only the subordinated remarketable notes due 2027 may be redeemed prior to their maturity dates.

(f)	Lease financing debt had weighted-average interest rates of 5.99% at December 31, 2013, and 6.20% at December 31, 2012. This category of debt consists primarily of nonrecourse debt collateralized by leased equipment under operating, direct financing and sales-type leases.

(g)	The secured borrowing had weighted-average interest rates of 4.79% at December 31, 2013. This borrowing is collateralized by commercial lease financing receivables, and principal reductions are based on the cash payments received from the related receivables. Additional information pertaining to these commercial lease financing receivables is included in Note 4 (“Loans and Loans Held for Sale”).

(h)	Long-term advances from the Federal Home Loan Bank had weighted-average interest rates of 3.47% at December 31, 2013, and 1.09% at December 31, 2012. These advances, which had a combination of fixed and floating interest rates, were secured by real estate loans and securities totaling $337 million at December 31, 2013, and $1.6 billion at December 31, 2012.

(i)	Investment Fund Financing had a weighted-average interest rate of 2.01% at December 31, 2013, and 2012.

At December 31, 2013, scheduled principal payments on long-term debt were as follows:

in millions	Parent	Subsidiaries	Total
2014	—	$816	$816
2015	$764	506	1,270
2016	—	1,243	1,243
2017	—	255	255
2018	739	1,101	1,840
All subsequent years	1,448	778	2,226

As described below, KeyCorp and KeyBank have a number of programs that support our long-term financing needs.

Global bank note program and predecessor programs. In August 2012, KeyBank adopted a Global Bank Note Program permitting the issuance of up to $20 billion of notes domestically and abroad. Under the program, KeyBank is authorized to issue notes with original maturities of seven days or more for senior notes or five years or more for subordinated notes. Notes may be denominated in U.S. dollars or in foreign currencies. Amounts outstanding under the program are classified as “long-term debt” on the balance sheet.

For the purpose of issuing bank notes, the Global Bank Note Program replaces KeyBank’s prior bank note programs and KeyBank’s prior Euro medium-term note program. Amounts outstanding under prior programs remain outstanding in accordance with their original terms and conditions and at their original stated maturities, and are classified as “long-term debt” on the balance sheet.

On February 1, 2013, KeyBank issued $1 billion of 1.65% Senior Bank Notes due February 1, 2018, under the Global Bank Note Program. On November 26, 2013, KeyBank issued $350 million of 1.10% Senior Notes and $400 million of Floating Rate Senior Notes, each due November 25, 2016. At December 31, 2013, $18.25 billion remained available for future issuance under the Global Bank Note Program.

KeyCorp shelf registration, including Medium-Term Note Program. KeyCorp has a shelf registration statement on file with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. KeyCorp also maintains a Medium-Term Note Program that permits KeyCorp to issue notes with original maturities of nine months or more. On November 13, 2013, KeyCorp issued $750 million of 2.30% Medium-Term Notes due December 13, 2018. At December 31, 2013, KeyCorp had authorized and available for issuance up to $875 million of additional debt securities under the Medium-Term Note Program.

Actual issuances of capital securities or preferred stock by KeyCorp must be approved by the Board and cannot be objected to by the Federal Reserve.

19. Trust Preferred Securities Issued by Unconsolidated Subsidiaries

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

The Regulatory Capital Rules, discussed in “Supervision and Regulation” in Item 1 of this report, implement a phase-out of trust preferred securities as Tier 1 capital, consistent with the requirements of the Dodd-Frank Act. For “standardized approach” banking organizations such as Key, the phase-out period begins on January 1, 2015, and by 2016 will require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

As of December 31, 2013, the trust preferred securities issued by the KeyCorp capital trusts represent $339 million, or 3.4%, of our total qualifying Tier 1 capital, net of goodwill.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
December 31, 2013
KeyCorp Capital I	$156	$6	$162	.988%	2028
KeyCorp Capital II	99	4	103	6.875	2029
KeyCorp Capital III	129	4	133	7.750	2029
Total	$384	$14	$398	4.777%	—

December 31, 2012	$417	$14	$431	5.025%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $44 million at December 31, 2013, and $77 million at December 31, 2012. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest, or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $44 million at December 31, 2013, and $77 million at December 31, 2012. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in Long-Term Debt on the balance sheet.

(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The total interest rates are weighted-average rates.

20. Commitments, Contingent Liabilities and Guarantees

Obligations under Noncancelable Leases

We are obligated under various noncancelable operating leases for land, buildings and other property, consisting principally of data processing equipment. Rental expense under all operating leases totaled $122 million in 2013, $121 million in 2012, and $120 million in 2011. Minimum future rental payments under noncancelable operating leases at December 31, 2013, are as follows: 2014 — $120 million; 2015 — $114 million; 2016 — $95 million; 2017 — $87 million; 2018 — $71 million; all subsequent years — $411 million.

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

The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments as of December 31, 2013, and 2012. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the outstanding loan.

December 31, in millions	2013	2012
Loan commitments:
Commercial and other	$23,611	$20,804
Commercial real estate and construction	2,104	1,537
Home equity	7,193	7,255
Credit cards	3,457	3,611
Total loan commitments	36,365	33,207
When-issued and to be announced securities commitments	140	96
Commercial letters of credit	119	100
Principal investing commitments	75	94
Liabilities of certain limited partnerships and other commitments	2	5
Total loan and other commitments	$36,701	$33,502

Legal Proceedings

Austin Madoff-Related Claims. Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controlled. The investment losses borne by Austin’s funds stemmed from investments in a certain Madoff-advised hedge fund. Several lawsuits pending against Austin, KeyCorp, Victory and certain employees and former employees (collectively the “KeyCorp defendants”) alleging various claims, including negligence, fraud, breach of fiduciary duties, and violations of federal securities laws and ERISA, were consolidated into one action styled In re Austin Capital Management, Ltd., Securities & Employee Retirement Income Security Act (ERISA) Litigation, pending in the United States District Court for the Southern District of New York. The KeyCorp defendants filed a motion to dismiss all of the claims in the consolidated amended complaint. On December 21, 2012, the court dismissed 14 of the plaintiffs’ 16 claims, including all of the plaintiffs’ securities law and state law claims. The plaintiffs’ two remaining claims are claims under ERISA. Following mediation in October 2013, the parties reached an agreement in principle to settle the litigation, subject to the preparation of definitive settlement documentation and approval by the court following notice to the class members. We believe that the settlement will be covered under our insurance policies and will not have a material impact on our financial condition.

Metyk litigation. Two putative class actions were filed on September 21, 2010, in the United States District Court for the Northern District of Ohio (the “Northern District of Ohio”). The plaintiffs in these cases sought to represent a class of all participants in our 401(k) Savings Plan and alleged that the defendants in the lawsuit breached fiduciary duties owed to them under ERISA. These two putative class action lawsuits were substantively consolidated with each other in a proceeding styled Thomas Metyk, et al. v. KeyCorp, et al. (“Metyk”). A substantially similar class action, Taylor v. KeyCorp, et al., was dismissed from the Northern District of Ohio on August 12, 2010. This dismissal was affirmed by the United States Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) on May 25, 2012. On January 29, 2013, the Northern District of Ohio entered its order granting the defendants’ motion to dismiss the plaintiffs’ consolidated complaint for failure to state a claim and entered its final judgment terminating the Metyk proceeding. On February 19, 2013, plaintiffs filed a motion to set aside the final judgment and to permit the plaintiffs to file an amended complaint. On April 30, 2013, the Northern District of Ohio denied the motion to set aside the final judgment. Metyk is currently on appeal before the Sixth Circuit.

Checking Account Overdraft Litigation. KeyBank was named a defendant in a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The case was transferred and consolidated for purposes of pretrial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida (the “District Court”). KeyBank filed a notice of appeal in regard to the denial of its motion to compel arbitration. On August 21, 2012, the United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”) vacated the District Court’s order denying KeyBank’s motion to compel arbitration and remanded the case for further consideration. On June 21, 2013, KeyBank filed with the District Court its renewed motion to compel arbitration and stay or dismiss litigation. On August 27, 2013, the District Court granted KeyBank’s renewed motion to compel arbitration and dismissed the case. The case is currently on appeal before the Eleventh Circuit.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2013. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”).

December 31, 2013 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded
Financial guarantees:
Standby letters of credit	$10,630	$72
Recourse agreement with FNMA	1,360	—
Return guarantee agreement with LIHTC investors	11	11
Written put options (a)	2,741	22
Total	$14,742	$105

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment), or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2013, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2013, our standby letters of credit had a remaining weighted-average life of 3.2 years, with remaining actual lives ranging from less than one year to as many as eleven years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At December 31, 2013, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.2 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $4.2 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at December 31, 2013. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $11 million at December 31, 2013, which we believe will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 11 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At December 31, 2013, our written put options had an average life of 2.2 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 8.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: either the risk profile of the debtor should provide an investment return, or we are supporting our underlying investment in the debtor. The terms of these default guarantees range from less than one year to as many as 5.5 years; some default guarantees do not have a contractual end date. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships.

Liquidity facilities that support asset-backed commercial paper conduits. At December 31, 2013, we did not have any liquidity facilities remaining outstanding with any unconsolidated third-party commercial paper conduits.

Indemnifications provided in the ordinary course of business. We provide certain indemnifications, primarily through representations and warranties in contracts that we execute in the ordinary course of business in connection with loan and lease sales and other ongoing activities, as well as in connection with purchases and sales of businesses. We maintain reserves, when appropriate, with respect to liability that reasonably could arise as a result of these indemnities.

Intercompany guarantees. KeyCorp, KeyBank, and certain of our affiliates are parties to various guarantees that facilitate the ongoing business activities of other affiliates. These business activities encompass issuing debt, assuming certain lease and insurance obligations, purchasing or issuing investments and securities, and engaging in certain leasing transactions involving clients.

21. Accumulated Other Comprehensive Income

Our changes in AOCI for the year ended December 31, 2013, are as follows:

in millions	Unrealized gains (losses) on available for sale securities	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2012	$229	$18	$55	$(426)	$(124)
Other comprehensive income before reclassification, net of income taxes	(291)	6	(9)	78	(216)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	(1)	(35)	(4)	28	(12)
Net current-period other comprehensive income, net of income taxes	(292)	(29)	(13)	106	(228)
Balance at December 31, 2013	$(63)	$(11)	$42	$(320)	$(352)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the year ended December 31, 2013, are as follows:

Year ended December 31, 2013 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available for sale securities
Realized gains	$1	Other income

	1	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$1	Income (loss) from continuing operations

Unrealized gains (losses) on derivative financial instruments
Interest rate	$67	Interest income — Loans
Interest rate	(8)	Interest expense — Long term debt
Foreign exchange contracts	(3)	Other income

	56	Income (loss) from continuing operations before income taxes
	21	Income taxes

	$35	Income (loss) from continuing operations

Foreign currency translation adjustment
	$7	Corporate services income

	7	Income (loss) from continuing operations before income taxes
	3	Income taxes

	$4	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(46)	Personnel expense
Amortization of prior service credit	1	Personnel expense

	(45)	Income (loss) from continuing operations before income taxes
	(17)	Income taxes

	$(28)	Income (loss) from continuing operations

22. Shareholders’ Equity

Comprehensive Capital Plan

As authorized by our Board of Directors and pursuant to our 2013 capital plan submitted to and not objected to by the Federal Reserve, we had authority to repurchase up to $426 million of our common shares in the open market or through privately negotiated transactions. Subsequently, we received no objection from the Federal Reserve to use, and our Board approved the use of, the cash portion of the net after-tax gain from the sale of Victory (approximately $72 million) for additional common share repurchases. In 2013, we completed $409 million of common share repurchases under the 2013 capital plan. Common share repurchases under the remaining 2013 capital plan authorization are expected to be executed through the first quarter of 2014. In addition, we completed $65 million of common share repurchases in the first quarter of 2013 under our 2012 capital plan for a total of $474 million of open market common share repurchases during 2013.

Capital Adequacy

KeyCorp and KeyBank must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could make clients and potential investors less confident. As of December 31, 2013, KeyCorp and KeyBank met all regulatory capital requirements.

Federal banking regulations group FDIC-insured depository institutions to one of five prompt corrective action capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” KeyCorp’s affiliate bank, KeyBank, qualified as “well capitalized” at December 31, 2013, because it exceeded the prescribed threshold ratios of 10.00% for total risk-based capital, 6.00% for Tier 1 risk-based capital, and 5.00% for Tier 1 leverage capital, and was not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. We believe there has not been any change in condition or event since that date that would cause KeyBank’s capital classification to change.

Bank holding companies are not assigned to any of the five prompt corrective action capital categories applicable to insured depository institutions. However, if those categories applied to bank holding companies, we believe that KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2013. The capital categories defined in the FDIA serve a limited regulatory function and may not accurately represent our overall financial condition or prospects.

For additional information on capital adequacy, see “Supervision and Regulation” in Item 1 of this report.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well Capitalized Under Federal Deposit Insurance Act
dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013

TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$11,941	14.33%	$6,666	8.00%	N/A	N/A

KeyBank (consolidated)	10,451	13.33	6,273	8.00	$7,841	10.00%

TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$9,968	11.96%	$3,333	4.00%	N/A	N/A

KeyBank (consolidated)	8,496	10.83	3,136	4.00	$4,705	6.00%

TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS

Key	$9,968	11.11%	$2,691	3.00%	N/A	N/A

KeyBank (consolidated)	8,496	9.69	3,507	4.00	$4,384	5.00%

December 31, 2012

TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$12,066	15.13%	$6,379	8.00%	N/A	N/A

KeyBank (consolidated)	10,321	13.73	6,013	8.00	$7,516	10.00%

TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$9,689	12.15%	$3,189	4.00%	N/A	N/A

KeyBank (consolidated)	7,989	10.63	3,006	4.00	$4,510	6.00%

TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS

Key	$9,689	11.41%	$2,547	3.00%	N/A	N/A

KeyBank (consolidated)	7,989	9.69	3,299	4.00	$4,124	5.00%

23. Line of Business Results

The specific lines of business that constitute each of the major business segments (operating segments) are described below.

Key Community Bank

Key Community Bank serves individuals and small to mid-sized businesses through its 12-state branch network.

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

Key Corporate Bank

Key Corporate Bank is a full-service corporate and investment bank focused principally on serving the needs of middle market clients in six industry sectors: consumer, energy, healthcare, industrial, public sector and real estate. Key Corporate Bank delivers a broad product suite of banking and capital markets products to its clients, including syndicated finance, debt and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory and public finance. Key Corporate Bank is also a significant servicer of commercial mortgage loans and a significant special servicer of CMBS. Key Corporate Bank also delivers many of its product capabilities to clients of Key Community Bank.

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

The table on the following pages shows selected financial data for our two major business segments for the years ended December 31, 2013, and 2012.

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

¿

The consolidated provision for loan and lease losses is allocated among the lines of business primarily based on their actual net loan charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated ALLL. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

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

Year ended December 31,	Key Community Bank			Key Corporate Bank
dollars in millions	2013	2012	2011	2013	2012	2011
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,425	$1,472	$1,456	$756	$770	$757
Noninterest income	766	753	750	782	751	742
Total revenue (TE) (a)	2,191	2,225	2,206	1,538	1,521	1,499
Provision (credit) for loan and lease losses	156	150	148	(6)	24	(198)
Depreciation and amortization expense	76	55	38	43	55	89
Other noninterest expense	1,718	1,815	1,716	811	791	736
Income (loss) from continuing operations before income taxes (TE)	241	205	304	690	651	872
Allocated income taxes (benefit) and TE adjustments	90	76	113	246	239	318
Income (loss) from continuing operations	151	129	191	444	412	554
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	151	129	191	444	412	554
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	3	—
Net income (loss) attributable to Key	$151	$129	$191	$444	$409	$554

AVERAGE BALANCES (b)
Loans and leases	$29,309	$27,200	$25,599	$20,447	$18,879	$17,410
Total assets (a)	31,628	29,616	27,781	24,361	22,983	21,542
Deposits	49,723	48,644	47,643	15,778	12,637	10,798
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$6	$318	$117	$9	$10	$15
Net loan charge-offs (b)	147	195	274	1	64	138
Return on average allocated equity (b)	5.30%	4.56%	6.22%	27.39%	23.81%	25.20%
Return on average allocated equity	5.30	4.56	6.22	27.39	23.81	25.20
Average full-time equivalent employees (c)	8,202	8,784	8,399	1,968	1,997	2,006

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments			Total Segments			Reconciling Items			Key
2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011

$166	$39	$ 61	$2,347	$2,281	$2,274	$1	$7	$ 18	$2,348	$2,288	$2,292
221	375	238	1,769	1,879	1,730	(3)	(23)	(42)	1,766	1,856	1,688
387	414	299	4,116	4,160	4,004	(2)	(16)	(24)	4,114	4,144	3,980
(21)	55	(5)	129	229	(55)	1	—	(5)	130	229	(60)
6	9	18	125	119	145	134	131	125	259	250	270
67	100	95	2,596	2,706	2,547	(35)	(138)	(133)	2,561	2,568	2,414
335	250	191	1,266	1,106	1,367	(102)	(9)	(11)	1,164	1,097	1,356
21	(10)	(30)	357	305	401	(63)	(50)	(12)	294	255	389
314	260	221	909	801	966	(39)	41	1	870	842	967
—	—	—	—	—	—	40	23	(35)	40	23	(35)
314	260	221	909	801	966	1	64	(34)	910	865	932
—	4	12	—	7	12	—	—	—	—	7	12
$314	$256	$209	$909	$794	$954	$1	$64	$(34)	$910	$858	$920

$3,242	$4,234	$5,544	$52,998	$50,313	$48,553	$56	$49	$53	$53,054	$50,362	$48,606
27,676	27,630	31,629	83,665	80,229	80,952	512	613	1,097	84,177	80,842	82,049
729	703	971	66,230	61,984	59,412	(353)	(149)	(149)	65,877	61,835	59,263

—	—	—	$15	$328	$132	$73	$76	$79	$88	$404	$211
$20	$86	$129	168	345	541	—	—	—	168	345	541
46.66%	32.32%	22.19%	17.67%	14.87%	15.36%	(.76)%	.85%	.02%	8.44%	8.21%	9.32%
46.66	32.32	22.19	17.67	14.87	15.36	.02	1.33	(.84)	8.83	8.44	8.98
54	53	75	10,224	10,834	10,480	4,559	4,755	4,901	14,783	15,589	15,381

24. Condensed Financial Information of the Parent Company

CONDENSED BALANCE SHEETS

December 31, in millions	2013	2012
ASSETS
Cash and due from banks and interest-bearing deposits	$2,453	$2,206
Loans and advances to:
Banks	90	90
Nonbank subsidiaries	482	619
Total loans and advances	572	709
Investment in subsidiaries:
Banks	9,310	9,155
Nonbank subsidiaries	739	707
Total investment in subsidiaries	10,049	9,862
Accrued income and other assets	611	1,151
Total assets	$13,685	$13,928

LIABILITIES
Accrued expense and other liabilities	$431	$573
Long-term debt due to:
Subsidiaries	398	431
Unaffiliated companies	2,553	2,653
Total long-term debt	2,951	3,084
Total liabilities	3,382	3,657

SHAREHOLDERS’ EQUITY (a)	10,303	10,271
Total liabilities and shareholders’ equity	$13,685	$13,928

(a)	See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,

in millions	2013	2012	2011
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$600	$1,775	—
Nonbank subsidiaries	—	—	$345
Interest income from subsidiaries	26	36	67
Other income	15	66	18
Total income	641	1,877	430

EXPENSE
Interest on long-term debt with subsidiary trusts	14	29	53
Interest on other borrowed funds	59	86	89
Personnel and other expense	85	91	178
Total expense	158	206	320
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	483	1,671	110
Income tax (expense) benefit	40	57	73
Income (loss) before equity in net income (loss) less dividends from subsidiaries	523	1,728	183
Equity in net income (loss) less dividends from subsidiaries (a)	387	(863)	749
NET INCOME (LOSS)	910	865	932
Less: Net income attributable to noncontrolling interests	—	7	12
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$910	$858	$920

(a)	Includes results of discontinued operations described in Note 13 (“Acquisitions and Discontinued Operations”).

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,

in millions	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$910	$858	$ 920
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	—	17	(39)
Equity in net (income) loss less dividends from subsidiaries (a)	(387)	863	(749)
Net (increase) decrease in other assets	245	(158)	(130)
Net increase (decrease) in other liabilities	103	85	(43)
Other operating activities, net	20	13	83
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	891	1,678	42
INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits(b)	2,115	(2,048)	3,207
Purchases of securities available for sale	(14)	(34)	(18)
Proceeds from sales, prepayments and maturities of securities available for sale	39	1	32
Net (increase) decrease in loans and advances to subsidiaries	(4)	36	939
Net (increase) decrease in investments in subsidiaries	—	—	2
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,136	(2,045)	4,162
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	750	—	1,000
Payments on long-term debt	(750)	(1,149)	(1,043)
Repurchase of Treasury Shares	(474)	(251)	—
Series B Preferred Stock — TARP redemption	—	—	(2,500)
Repurchase of common share warrant	—	—	(70)
Net proceeds from the issuance of common shares and preferred stock	26	2	604
Cash dividends paid	(217)	(191)	(164)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(665)	(1,589)	(2,173)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS(b)	2,362	(1,956)	2,031
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	75	2,031	—
CASH AND DUE FROM BANKS AT END OF YEAR	$2,437	$75	$2,031

(a)	Includes results of discontinued operations described in Note 13 (“Acquisitions and Discontinued Operations”).

(b)	During 2011, we shut down the Eurosweep (interest-bearing) deposit account and moved the deposits to an interest-bearing account within KeyCorp.

KeyCorp paid interest on borrowed funds totaling $76 million in 2013, $118 million in 2012, and $133 million in 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), to ensure that information required to be disclosed by KeyCorp in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to KeyCorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting. Management’s Annual Report on Internal Control over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are included in Item 8 on pages 107, 108, and 109, respectively.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the following sections of KeyCorp’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be held May 22, 2014 (the “2014 Proxy Statement”) and these sections are incorporated herein by reference:

•	“Proposal One: Election of Directors”

•	“Executive Officers”

•	“Ownership of KeyCorp Equity Securities — Section 16(a) Beneficial Ownership Reporting Compliance”

•	“Corporate Governance Documents — Code of Ethics”

•	“Audit Matters — Audit Committee Independence and Financial Experts”

KeyCorp expects to file the 2014 Proxy Statement with the SEC on or before April 4, 2014. Any amendment to, or waiver from a provision of, the Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or any other executive officer or director, will be promptly disclosed on its website (www.key.com/ir) as required by laws, rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the following sections of the 2014 Proxy Statement and these sections are incorporated herein by reference:

•	“Compensation Discussion and Analysis”

•	“Compensation of Executive Officers and Directors”

•	“Compensation and Organization Committee Report”

•	“The Board of Directors and Its Committees — Oversight of Compensation Related Risks”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the section captioned “Ownership of KeyCorp Equity Securities” contained in the 2014 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the following sections of the 2014 Proxy Statement and these sections are incorporated herein by reference:

•	“The Board of Directors and Its Committees — Director Independence”

•	“The Board of Directors and Its Committees — Related Party Transactions”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the sections captioned “Audit Matters — Ernst & Young’s Fees” contained in the 2014 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENTS

(a) (1) Financial Statements

The following financial statements of KeyCorp and its subsidiaries, and the auditor’s report thereon are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

(a) (2) Financial Statement Schedules

All financial statement schedules for KeyCorp and its subsidiaries have been included in this Form 10-K in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a) (3) Exhibits*

3.1	Amended and Restated Articles of Incorporation of KeyCorp, filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 2009.*
3.2	Amended and Restated Regulations of KeyCorp, effective May 19, 2011, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2011.*
10.1	Form of Award of KeyCorp Officer Grant (Award of Restricted Stock) (effective February 19, 2010), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010.*
10.2	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2009.*
10.3	Form of Award of Executive Officer Grants (2011-2013), filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2011.*
10.4	Form of Award of KeyCorp Executive Officer Grants (Award of Cash Performance Shares and Above-Target Performance Shares) (2012-2014), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2011.*
10.5	Form of Performance Shares Award Agreement (2014-2016).
10.6	Form of Award of KeyCorp Executive Officer Grants (Award of Cash Performance Shares and Above-Target Performance Shares) (2013-2015), filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2012.*
10.7	Form of Award of KeyCorp Executive Officer Grants (Award of Restricted Stock Units) (effective March 1, 2013) filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2012.*
10.8	Form of Award of KeyCorp Executive Officer Grants (Award of Stock Options) (effective March 1, 2013), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2012.*
10.9	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.1 to Form 10-Q for the second quarter ended June 30, 2013.*
10.10	Offer Letter for Donald R. Kimble, dated May 19, 2013, filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2013.*

10.11	Letter Agreement between KeyBank National Association and Jeffrey B. Weeden, dated as of June 30, 2013, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2013.*
10.12	Amended Employment Agreement between KeyCorp and Henry L. Meyer III, dated as of September 1, 2009, filed as Exhibit 10.1 to Form 8-K filed December 4, 2009.*
10.13	Letter Agreement between Henry L. Meyer III and KeyCorp, dated as of March 24, 2011, filed as Exhibit 10.1 to Form 8-K filed March 25, 2011.*
10.14	Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of March 8, 2012, filed as Exhibit 10.1 to Form 8-K filed March 8, 2012.*
10.15	Form of Change of Control Agreement (Tier II Executives) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of April 15, 2012, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012.*
10.16	KeyCorp Annual Incentive Plan (January 1, 2011 Restatement), filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2011.*
10.17	KeyCorp 2011 Annual Performance Plan, filed as Appendix A to Schedule 14A filed on April 5, 2011.*
10.18	Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003).
10.19	KeyCorp 2004 Equity Compensation Plan filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.*
10.20	KeyCorp 2010 Equity Compensation Plan filed as Appendix A to Schedule 14A filed on April 2, 2010.*
10.21	Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement).
10.22	Amendment to the Director Deferred Compensation Plan filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2009.*
10.23	KeyCorp Amended and Restated Second Director Deferred Compensation Plan.
10.24	KeyCorp Directors’ Deferred Share Plan (December 31, 2008).
10.25	KeyCorp Directors’ Deferred Share Sub-Plan (September 18, 2013).
10.26	KeyCorp Excess Cash Balance Pension Plan.
10.27	First Amendment to the KeyCorp Excess Cash Balance Pension Plan.
10.28	Second Amendment to the KeyCorp Excess Cash Balance Pension Plan.
10.29	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2009.*
10.30	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2012.*
10.31	KeyCorp Second Excess Cash Balance Pension Plan filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2009.*
10.32	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003.
10.33	KeyCorp 2013 Equity Compensation Plan, filed as Appendix A to Schedule 14A filed on March 29, 2013.*
10.34	KeyCorp Deferred Savings Plan filed as Exhibit 10.48 to Form 10-K for the year ended December 31, 2009.*
10.35	KeyCorp Deferred Equity Allocation Plan filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 2009.*
12	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.

*	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-01-27-1113, Cleveland, OH 44114-1306.

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

KEYCORP

/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer (Principal Financial Officer)
February 26, 2014

/s/ Robert L. Morris
Robert L. Morris
Chief Accounting Officer (Principal Accounting Officer)
February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

*Beth E. Mooney	Chairman, Chief Executive Officer (Principal Executive Officer), President and Director

*Donald R. Kimble	Chief Financial Officer (Principal Financial Officer)

*Robert L. Morris	Chief Accounting Officer (Principal Accounting Officer)

*Edward P. Campbell	Director
*Joseph A. Carrabba	Director
*Charles P. Cooley	Director
*Alexander M. Cutler	Director
*H. James Dallas	Director
*Elizabeth R. Gile	Director
*Ruth Ann M. Gillis	Director
*William G. Gisel, Jr.	Director
*Richard J. Hipple	Director
*Kristen L. Manos	Director
*Demos Pameros	Director
*Barbara R. Snyder	Director

/s/ Paul N. Harris
* By Paul N. Harris, attorney-in-fact
February 26, 2014