Form 10-Q
period 2014-03-31
KEYCORP /NEW/
filed 2014-04-30
CIK 91576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	883,301,030 Shares
Title of class	Outstanding at April 28, 2014

KEYCORP

PART I. FINANCIAL INFORMATION

	Note 13. Employee Benefits	74

	Note 14. Trust Preferred Securities Issued by Unconsolidated Subsidiaries	75

	Note 15. Contingent Liabilities and Guarantees	76

	Note 16. Accumulated Other Comprehensive Income	79

	Note 17. Shareholders’ Equity	81

	Note 18. Line of Business Results	82

	Report of Independent Registered Public Accounting Firm	86

Item 2.	Management’s Discussion & Analysis of Financial Condition & Results of Operations	87

	Introduction	87
	Terminology	87
	Selected financial data	88
	Forward-looking statements	89
	Economic overview	90
	Long-term financial goals	91
	Strategic developments	91
	Demographics	92
	Supervision and regulation	94
	Regulatory reform developments	94
	Enhanced prudential standards and early remediation requirements	94
	Debit card and interchange fees and routing	94
	Regulatory capital rules	94

	Highlights of Our Performance	96
	Financial performance	96
	Results of Operations	101
	Net interest income	101
	Noninterest income	105
	Trust and investment services income	105
	Investment banking and debt placement fees	106
	Service charges on deposit accounts	106
	Operating lease income and other leasing gains	106
	Cards and payments income	106
	Consumer mortgage income	106
	Mortgage servicing fees	106
	Other income	106
	Noninterest expense	106
	Personnel	107
	Operating lease expense	107
	Other expense	107
	Income taxes	108

Line of Business Results	109
Key Community Bank summary of operations	109
Key Corporate Bank summary of operations	110
Other Segments	111

Financial Condition	112
Loans and loans held for sale	112
Commercial loan portfolio	112
Commercial, financial and agricultural	112
Commercial real estate loans	113
Commercial lease financing	114
Commercial loan modification and restructuring	114
Extensions	115
Guarantors	116
Consumer loan portfolio	116
Loans held for sale	117
Loan sales	117
Securities	118
Securities available-for-sale	119
Held-to-maturity securities	120
Other investments	120
Deposits and other sources of funds	121
Capital	121
CCAR and capital actions	121
Dividends	121
Common shares outstanding	121
Capital adequacy	122

Risk Management	125
Overview	125
Market risk management	126
Trading market risk	126
Management of trading risks	126
Covered positions	126
VaR and stressed VaR	127
Internal capital adequacy	128
Nontrading market risk	128
Net interest income simulation analysis	129
Economic value of equity modeling	130
Management of interest rate exposure	130
Liquidity risk management	131
Governance structure	131
Factors affecting liquidity	131
Managing liquidity risk	132
Long-term liquidity strategy	132
Sources of liquidity	133
Liquidity programs	133
Liquidity for KeyCorp	133
Our liquidity position and recent activity	133

	Credit risk management	134
	Credit policy, approval, and evaluation	134
	Allowance for loan and lease losses	135
	Net loan charge-offs	136
	Nonperforming assets	139
	Operational risk management	141
	Cybersecurity	142

	Critical Accounting Policies and Estimates	142

	European Sovereign Debt Exposure	143
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	144
Item 4.	Controls and Procedures	144

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	144
Item 1A.	Risk Factors	144
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	145
Item 6.	Exhibits	145
	Signature	146
	Exhibits	147

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation”) that begins on page 11.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets

in millions, except per share data	March 31, 2014	December 31, 2013	March 31, 2013
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$409	$617	$621
Short-term investments	2,922	5,590	3,081
Trading account assets	840	738	701
Securities available for sale	12,359	12,346	13,496
Held-to-maturity securities (fair value: $4,733, $4,617, and $3,779)	4,826	4,756	3,721
Other investments	899	969	1,059
Loans, net of unearned income of $776, $805, and $923	55,445	54,457	52,574
Less: Allowance for loan and lease losses	834	848	893

Net loans	54,611	53,609	51,681
Loans held for sale	401	611	434
Premises and equipment	862	885	930
Operating lease assets	294	305	309
Goodwill	979	979	979
Other intangible assets	117	127	159
Corporate-owned life insurance	3,425	3,408	3,352
Derivative assets	427	407	609
Accrued income and other assets (including $15 of consolidated LIHTC guaranteed funds VIEs, see Note 9) (a)	3,004	3,015	2,884
Discontinued assets (including $1,912 of consolidated education loan securitization trust VIEs (see Note 9) and $143 of loans in portfolio at fair value) (a)	4,427	4,572	5,182

Total assets	$90,802	$92,934	$89,198

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$34,373	$33,952	$32,700
Savings deposits	2,513	2,472	2,546
Certificates of deposit ($100,000 or more)	2,849	2,631	2,998
Other time deposits	3,682	3,648	4,324

Total interest-bearing deposits	43,417	42,703	42,568
Noninterest-bearing deposits	23,244	26,001	21,564
Deposits in foreign office — interest-bearing	605	558	522

Total deposits	67,266	69,262	64,654
Federal funds purchased and securities sold under repurchase agreements	1,417	1,534	1,950
Bank notes and other short-term borrowings	464	343	378
Derivative liabilities	408	414	524
Accrued expense and other liabilities	1,297	1,557	1,352
Long-term debt	7,712	7,650	7,785
Discontinued liabilities (including $1,816 of consolidated education loan securitization trust VIEs at fair value, see Note 9) (a)	1,819	1,854	2,176

Total liabilities	80,383	82,614	78,819

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839, and 2,904,839 shares	291	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905, and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	3,961	4,022	4,059
Retained earnings	7,793	7,606	7,065
Treasury stock, at cost (132,100,665, 126,245,538, and 94,388,605 shares)	(2,335)	(2,281)	(1,930)
Accumulated other comprehensive income (loss)	(324)	(352)	(162)

Key shareholders’ equity	10,403	10,303	10,340
Noncontrolling interests	16	17	39

Total equity	10,419	10,320	10,379

Total liabilities and equity	$90,802	$92,934	$89,198

(a)	The assets of the VIEs can only be used by the particular VIE, and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
dollars in millions, except per share amounts	2014	2013
INTEREST INCOME
Loans	$519	$548
Loans held for sale	4	4
Securities available for sale	72	80
Held-to-maturity securities	22	18
Trading account assets	6	6
Short-term investments	1	2
Other investments	6	9

Total interest income	630	667

INTEREST EXPENSE
Deposits	32	45
Federal funds purchased and securities sold under repurchase agreements	1	1
Bank notes and other short-term borrowings	2	1
Long-term debt	32	37

Total interest expense	67	84

NET INTEREST INCOME	563	583
Provision (credit) for loan and lease losses	6	55

Net interest income (expense) after provision for loan and lease losses	557	528

NONINTEREST INCOME
Trust and investment services income	98	95
Investment banking and debt placement fees	84	79
Service charges on deposit accounts	63	69
Operating lease income and other leasing gains	29	25
Corporate services income	42	45
Cards and payments income	38	37
Corporate-owned life insurance income	26	30
Consumer mortgage income	2	7
Mortgage servicing fees	15	8
Net gains (losses) from principal investing	24	8
Other income (a)	14	22

Total noninterest income	435	425

NONINTEREST EXPENSE
Personnel	388	391
Net occupancy	64	64
Computer processing	38	39
Business services and professional fees	41	35
Equipment	24	26
Operating lease expense	10	12
Marketing	5	6
FDIC assessment	6	8
Intangible asset amortization	10	12
Provision (credit) for losses on lending-related commitments	(2)	3
OREO expense, net	1	3
Other expense	77	82

Total noninterest expense	662	681

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	330	272
Income taxes	92	70

INCOME (LOSS) FROM CONTINUING OPERATIONS	238	202
Income (loss) from discontinued operations, net of taxes of $2 and $4 (see Note 11)	4	3

NET INCOME (LOSS)	242	205
Less: Net income (loss) attributable to noncontrolling interests	—	1

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$242	$204

Income (loss) from continuing operations attributable to Key common shareholders	$232	$196
Net income (loss) attributable to Key common shareholders	236	199

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.21
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.27	.22

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.21
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.26	.21

Cash dividends declared per common share	$.055	$.05

Weighted-average common shares outstanding (000)	884,727	920,316
Weighted-average common shares and potential common shares outstanding (000) (c)	891,890	926,051

(a)	For the three months ended March 31, 2014, and 2013, net securities gains (losses) totaled less than $1 million. For the three months ended March 31, 2014, and 2013, we did not have any impairment losses related to securities.
(b)	EPS may not foot due to rounding.
(c)	Assumes conversion of stock options and/or Series A Preferred Stock, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
in millions	2014	2013
Net income (loss)	$242	$205
Other comprehensive income (loss), net of tax:

Net unrealized gains (losses) on securities available for sale, net of income taxes of $17 and ($13)	29	(22)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($1) and ($5)	(1)	(8)
Foreign currency translation adjustments, net of income taxes of ($4) and ($2)	(2)	(11)
Net pension and postretirement benefit costs, net of income taxes of $2 and $2	2	3

Total other comprehensive income (loss), net of tax	28	(38)

Comprehensive income (loss)	270	167
Less: Comprehensive income attributable to noncontrolling interests	—	1

Comprehensive income (loss) attributable to Key	$270	$166

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2012	2,905	925,769	$291	$1,017	$4,126	$6,913	$(1,952)	$(124)	$38
Net income (loss)						204			1
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($13)								(22)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($5)								(8)
Foreign currency translation adjustments, net of income taxes of ($2)								(11)
Net pension and postretirement benefit costs, net of income taxes of $2								3
Deferred compensation					4
Cash dividends declared on common shares ($.05 per share)						(47)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($1.9375 per share)						(5)
Common shares repurchased		(6,790)					(65)
Common shares reissued (returned) for stock options and other employee benefit plans		3,602			(71)		87

BALANCE AT MARCH 31, 2013	2,905	922,581	$291	$1,017	$4,059	$7,065	$(1,930)	$(162)	$39

BALANCE AT DECEMBER 31, 2013	2,905	890,724	$291	$1,017	$4,022	$7,606	$(2,281)	$(352)	$17

Net income (loss)						242			—
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $17								29
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($1)								(1)
Foreign currency translation adjustments, net of income taxes of ($4)								(2)
Net pension and postretirement benefit costs, net of income taxes of $2								2
Deferred compensation					(4)
Cash dividends declared on common shares ($.055 per share)						(49)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($1.9375 per share)						(6)
Common shares repurchased		(9,845)					(130)
Common shares reissued (returned) for stock options and other employee benefit plans		3,990			(57)		76
Net contribution from (distribution to) noncontrolling interests									(1)

BALANCE AT MARCH 31, 2014	2,905	884,869	$291	$1,017	$3,961	$7,793	$(2,335)	$(324)	$16

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
in millions	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$242	$205
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	6	55
Provision (credit) for losses on lending-related commitments	(2)	3
Provision (credit) for losses on LIHTC guaranteed funds	(6)	—
Depreciation, amortization and accretion expense, net	52	44
Increase in cash surrender value of corporate-owned life insurance	(24)	(25)
Stock-based compensation expense	11	10
FDIC reimbursement (payments), net of FDIC expense	(1)	7
Deferred income taxes (benefit)	40	32
Proceeds from sales of loans held for sale	611	1,287
Originations of loans held for sale, net of repayments	(383)	(1,075)
Net losses (gains) on sales of loans held for sale	(15)	(29)
Net losses (gains) from principal investing	(24)	(8)
Net losses (gains) and writedown on OREO	1	3
Net losses (gains) on leased equipment	(14)	(7)
Net losses (gains) on sales of fixed assets	—	3
Net decrease (increase) in trading account assets	(102)	(96)
Other operating activities, net	(236)	(178)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	156	231
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments	2,668	859
Purchases of securities available for sale	(618)	(2,755)
Proceeds from sales of securities available for sale	—	3
Proceeds from prepayments and maturities of securities available for sale	650	1,315
Proceeds from prepayments and maturities of held-to-maturity securities	180	210
Purchases of held-to-maturity securities	(250)	—
Purchases of other investments	(17)	(11)
Proceeds from sales of other investments	122	3
Proceeds from prepayments and maturities of other investments	2	20
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(1,029)	136
Proceeds from sales of portfolio loans	21	57
Proceeds from corporate-owned life insurance	6	6
Purchases of premises, equipment, and software	(11)	(12)
Proceeds from sales of premises and equipment	1	8
Proceeds from sales of other real estate owned	5	5

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,730	(156)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(1,996)	(1,339)
Net increase (decrease) in short-term borrowings	4	433
Net proceeds from issuance of long-term debt	78	1,007
Payments on long-term debt	(10)	(30)
Repurchase of common shares	(130)	(65)
Net proceeds from issuance of common shares	15	8
Cash dividends paid	(55)	(52)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,094)	(38)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(208)	37
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	617	584

CASH AND DUE FROM BANKS AT END OF PERIOD	$409	$621

Additional disclosures relative to cash flows:
Interest paid	$103	$110
Income taxes paid (refunded)	10	25
Noncash items:
Secured borrowing less lease reductions	$6	—
Loans transferred to portfolio from held for sale	2	$1
Loans transferred to held for sale from portfolio	5	20
Loans transferred to other real estate owned	3	7

See Notes to Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in these Notes, references to “Key,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. KeyCorp refers solely to the parent holding company, and KeyBank refers to KeyCorp’s subsidiary, KeyBank National Association.

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (Unaudited) as well as in the Management’s Discussion & Analysis of Financial Condition & Results of Operations. You may find it helpful to refer back to this page as you read this report.

References to our “2013 Form 10-K” refer to our Form 10-K for the year ended December 31, 2013, that has been filed with the U.S. Securities and Exchange Commission and is available on its website (www.sec.gov) or on our website (www.key.com/ir).

AICPA: American Institute of Certified Public Accountants.	Moody’s: Moody’s Investor Services, Inc.
ALCO: Asset/Liability Management Committee.	MSRs: Mortgage servicing rights.
ALLL: Allowance for loan and lease losses.	N/A: Not applicable.
A/LM: Asset/liability management.	NASDAQ: The NASDAQ Stock Market LLC.
AOCI: Accumulated other comprehensive income (loss).	N/M: Not meaningful.
APBO: Accumulated postretirement benefit obligation.	NOW: Negotiable Order of Withdrawal.
Austin: Austin Capital Management, Ltd.	NPLs: Nonperforming loans.
BHCs: Bank holding companies.	NPR: Notice of proposed rulemaking.
CCAR: Comprehensive Capital Analysis and Review.	NYSE: New York Stock Exchange.
CMBS: Commercial mortgage-backed securities.	OCC: Office of the Comptroller of the Currency.
CMO: Collateralized mortgage obligation.	OCI: Other comprehensive income (loss).
Common shares: KeyCorp common shares, $1 par value.	OREO: Other real estate owned.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	OTTI: Other-than-temporary impairment.
Consumer Protection Act of 2010.	QSPE: Qualifying special purpose entity.
EPS: Earnings per share.	PBO: Projected benefit obligation.
ERISA: Employee Retirement Income Security Act of 1974.	PCCR: Purchased credit card relationship.
ERM: Enterprise risk management.	PCI: Purchased credit impaired.
EVE: Economic value of equity.	S&P: Standard and Poor’s Ratings Services, a Division of The
FASB: Financial Accounting Standards Board.	McGraw-Hill Companies, Inc.
FDIC: Federal Deposit Insurance Corporation.	SEC: U.S. Securities & Exchange Commission.
Federal Reserve: Board of Governors of the Federal Reserve	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
System.	Perpetual Convertible Preferred Stock, Series A.
FHLMC: Federal Home Loan Mortgage Corporation.	SIFIs: Systemically important financial institutions, including
FNMA: Federal National Mortgage Association.	BHCs with total consolidated assets of at least $50 billion
FOMC: Federal Open Market Committee of the Federal Reserve	and nonbank financial companies designated by FSOC for
Board.	supervision by the Federal Reserve.
FSOC: Financial Stability Oversight Council.	TDR: Troubled debt restructuring.
GAAP: U.S. generally accepted accounting principles.	TE: Taxable equivalent.
GNMA: Government National Mortgage Association.	U.S. Treasury: United States Department of the Treasury.
ISDA: International Swaps and Derivatives Association.	VaR: Value at risk.
KAHC: Key Affordable Housing Corporation.	VEBA: Voluntary Employee Beneficiary Association.
KEF: Key Equipment Finance.	Victory: Victory Capital Management and/or
KREEC: Key Real Estate Equity Capital, Inc.	Victory Capital Advisors.
LIBOR: London Interbank Offered Rate.	VIE: Variable interest entity.
LIHTC: Low-income housing tax credit.	XBRL: eXtensible Business Reporting Language.

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Some previously reported amounts have been reclassified to conform to current reporting practices.

The consolidated financial statements include any voting rights entities in which we have a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements, and financial instruments. See Note 9 (“Variable Interest Entities”) for information on our involvement with VIEs.

We use the equity method to account for unconsolidated investments in voting rights entities or VIEs if we have significant influence over the entity’s operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not controlling). Unconsolidated investments in voting rights entities or VIEs in which we have a voting or economic interest of less than 20% generally are carried at cost. Investments held by our registered broker-dealer and investment company subsidiaries (principal investing entities and Real Estate Capital line of business) are carried at fair value.

We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2013 Form 10-K.

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

Accounting Guidance Adopted in 2014

Presentation of unrecognized tax benefits. In July 2013, the FASB issued new accounting guidance that requires unrecognized tax benefits to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met. This accounting guidance was applied prospectively to unrecognized tax benefits that existed at the effective date. It was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (effective January 1, 2014, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations. We provide additional information regarding the presentation of our unrecognized tax benefits in Note 10 (“Income Taxes”).

Investment companies. In June 2013, the FASB issued new accounting guidance that modifies the criteria used in defining an investment company. It also sets forth certain measurement and disclosure requirements for an investment company. This accounting guidance was effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013 (effective January 1, 2014, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations. We provide the disclosures required by this new accounting guidance in Note 5 (“Fair Value Measurements”).

Liquidation basis of accounting. In April 2013, the FASB issued new accounting guidance that specifies when and how an entity should prepare its financial statements using the liquidation basis of accounting when liquidation is imminent as defined in the guidance and describes the related disclosures that should be made. This new accounting guidance was effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein (effective January 1, 2014, for us). Entities should apply the requirements prospectively from the day that liquidation becomes imminent.

Reporting of cumulative translation adjustments upon the derecognition of certain investments. In March 2013, the FASB issued new accounting guidance that addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This accounting guidance was effective prospectively for reporting periods beginning after December 15, 2013 (effective January 1, 2014, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Accounting Guidance Pending Adoption at March 31, 2014

Discontinued operations. In April 2014, the FASB issued new accounting guidance that revises the criteria for determining when disposals should be reported as discontinued operations and modifies the disclosure requirements. This accounting guidance will be effective prospectively for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us). Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

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

2. Earnings Per Common Share

Basic earnings per share is the amount of earnings (adjusted for dividends declared on our preferred stock) available to each common share outstanding during the reporting periods. Diluted earnings per share is the amount of earnings available to each common share outstanding during the reporting periods adjusted to include the effects of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for the conversion of our convertible Series A Preferred Stock, stock options, and other stock-based awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. For diluted earnings per share, net income available to common shareholders can be affected by the conversion of our convertible Series A Preferred Stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the amount of preferred dividends associated with our Series A Preferred Stock. For the three months ended March 31, 2014, weighted-average common shares and potential common shares outstanding included approximately 7 million shares associated with common share options and other stock awards.

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2014	2013
EARNINGS
Income (loss) from continuing operations	$238	$202
Less: Net income (loss) attributable to noncontrolling interests	—	1

Income (loss) from continuing operations attributable to Key	238	201
Less: Dividends on Series A Preferred Stock	6	5

Income (loss) from continuing operations attributable to Key common shareholders	232	196
Income (loss) from discontinued operations, net of taxes (a)	4	3

Net income (loss) attributable to Key common shareholders	$236	$199

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	884,727	920,316
Effect of dilutive convertible preferred stock, common share options and other stock awards (000)	7,163	5,735

Weighted-average common shares and potential common shares outstanding (000)	891,890	926,051

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.21
Income (loss) from discontinued operations, net of taxes (a)	—	—
Net income (loss) attributable to Key common shareholders (b)	.27	.22

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.26	$.21
Income (loss) from discontinued operations, net of taxes (a)	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.26	.21

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial and agricultural (a)	$26,224	$24,963	$23,412
Commercial real estate:
Commercial mortgage	7,877	7,720	7,544
Construction	1,007	1,093	1,057

Total commercial real estate loans	8,884	8,813	8,601
Commercial lease financing (b)	4,396	4,551	4,796

Total commercial loans	39,504	38,327	36,809
Residential — prime loans:
Real estate — residential mortgage	2,183	2,187	2,176
Home equity:
Key Community Bank	10,281	10,340	9,809
Other	315	334	401

Total home equity loans	10,596	10,674	10,210

Total residential — prime loans	12,779	12,861	12,386
Consumer other — Key Community Bank	1,436	1,449	1,353
Credit cards	698	722	693
Consumer other:
Marine	965	1,028	1,254
Other	63	70	79

Total consumer other	1,028	1,098	1,333

Total consumer loans	15,941	16,130	15,765

Total loans (c) (d)	$55,445	$54,457	$52,574

(a)	March 31, 2014, December 31, 2013, and March 31, 2013, loan balances include $95 million, $94 million, and $93 million of commercial credit card balances, respectively.
(b)	March 31, 2014, and December 31, 2013, commercial lease financing includes receivables of $124 million and $58 million, respectively, held as collateral for a secured borrowing. Principal reductions are based on the cash payments received from these related receivables. We expect to record additional commercial lease financing receivables held as collateral for a secured borrowing through the second quarter of 2014. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”) beginning on page 200 of our 2013 Form 10-K.
(c)	March 31, 2014, total loans include purchased loans of $159 million, of which $16 million were PCI loans. December 31, 2013, total loans include purchased loans of $166 million, of which $16 million were PCI loans. March 31, 2013, total loans include purchased loans of $204 million, of which $22 million were PCI loans.
(d)	Excluded at March 31, 2014, December 31, 2013, and March 31, 2013, are loans in the amount of $4.4 billion, $4.5 billion, and $5.1 billion related to the discontinued operations of the education lending business, respectively.

Our loans held for sale are summarized as follows:

in millions	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial and agricultural	$44	$278	$180
Real estate — commercial mortgage	333	307	196
Commercial lease financing	8	9	9
Real estate — residential mortgage	16	17	49

Total loans held for sale	$401	$611	$434

Our quarterly summary of changes in loans held for sale follows:

in millions	March 31, 2014	December 31, 2013	March 31, 2013
Balance at beginning of the period	$611	$699	$599
New originations	645	1,669	1,075
Transfers from held to maturity, net	3	1	19
Loan sales	(596)	(1,750)	(1,257)
Loan draws (payments), net	(262)	(8)	—
Transfers to OREO / valuation adjustments	—	—	(2)

Balance at end of period	$401	$611	$434

4. Asset Quality

We assess the credit quality of the loan portfolio by monitoring net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by management.

Our nonperforming assets and past due loans were as follows:

in millions	March 31, 2014	December 31, 2013	March 31, 2013
Total nonperforming loans (a)	$449	$508	$650
Nonperforming loans held for sale	1	1	23
OREO	12	15	21
Other nonperforming assets	7	7	11

Total nonperforming assets	$469	$531	$705

Nonperforming assets from discontinued operations — education lending (b)	$20	$25	$15

Restructured loans included in nonperforming loans	$178	$214	$178
Restructured loans with an allocated specific allowance (c)	51	71	52
Specifically allocated allowance for restructured loans (d)	32	35	30
Accruing loans past due 90 days or more	$89	$71	$83
Accruing loans past due 30 through 89 days	267	318	368

(a)	March 31, 2014, December 31, 2013, and March 31, 2013, loan balances exclude $16 million, $16 million, and $22 million of PCI loans, respectively.
(b)	Includes restructured loans of approximately $15 million, $13 million, and $4 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. See Note 11 (“Acquisitions and Discontinued Operations”) for further discussion.
(c)	Included in individually impaired loans allocated a specific allowance.
(d)	Included in allowance for individually evaluated impaired loans.

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI and initially recorded at fair value without recording an allowance for loan losses. At the date of acquisition, the estimated gross contractual amount receivable of all PCI loans totaled $41 million. The estimated cash flows not expected to be collected (the nonaccretable amount) were $11 million, and the accretable amount was approximately $5 million. The difference between the fair value and the cash flows expected to be collected from the purchased loans is accreted to interest income over the remaining term of the loans.

At March 31, 2014, the outstanding unpaid principal balance and carrying value of all PCI loans was $23 million and $16 million, respectively. Changes in the accretable yield during the first quarter of 2014 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at March 31, 2014.

At March 31, 2014, the approximate carrying amount of our commercial nonperforming loans outstanding represented 53% of their original contractual amount, total nonperforming loans outstanding represented 70% of their original contractual amount owed, and nonperforming assets in total were carried at 68% of their original contractual amount.

At March 31, 2014, our twenty largest nonperforming loans totaled $75 million, representing 17% of total loans on nonperforming status. At March 31, 2013, the twenty largest nonperforming loans totaled $194 million, representing 30% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $4 million for the three months ended March 31, 2014, and $23 million for the year ended December 31, 2013.

The following tables set forth a further breakdown of individually impaired loans as of March 31, 2014, December 31, 2013, and March 31, 2013:

		Unpaid		Average
March 31, 2014	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$33	$60	—	$33
Commercial real estate:
Commercial mortgage	23	28	—	22
Construction	7	17	—	27

Total commercial real estate loans	30	45	—	49

Total commercial loans	63	105	—	82

Real estate — residential mortgage	26	26	—	26

Home equity:
Key Community Bank	70	70	—	69
Other	2	2	—	2

Total home equity loans	72	72	—	71
Consumer other:
Marine	2	2	—	3

Total consumer other	2	2	—	3

Total consumer loans	100	100	—	100

Total loans with no related allowance recorded	163	205	—	182

With an allowance recorded:
Commercial, financial and agricultural	7	10	$2	12
Commercial real estate:
Commercial mortgage	2	2	1	4
Construction	—	—	—	1

Total commercial real estate loans	2	2	1	5

Total commercial loans	9	12	3	17

Real estate — residential mortgage	28	28	5	28

Home equity:
Key Community Bank	36	36	16	36
Other	11	11	2	11

Total home equity loans	47	47	18	47

Consumer other — Key Community Bank	3	3	—	3
Credit cards	4	4	1	4
Consumer other:
Marine	49	49	7	49
Other	1	1	—	1

Total consumer other	50	50	7	50

Total consumer loans	132	132	31	132

Total loans with an allowance recorded	141	144	34	149

Total	$304	$349	$34	$331

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

		Unpaid		Average
December 31, 2013	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$33	$69	—	$33
Commercial real estate:
Commercial mortgage	21	25	—	55
Construction	48	131	—	48

Total commercial real estate loans	69	156	—	103

Total commercial loans	102	225	—	136

Real estate — residential mortgage	27	27	—	24

Home equity:
Key Community Bank	67	67	—	66
Other	2	2	—	2

Total home equity loans	69	69	—	68

Consumer other:
Marine	3	3	—	2

Total consumer other	3	3	—	2

Total consumer loans	99	99	—	94

Total loans with no related allowance recorded	201	324	—	230

With an allowance recorded:
Commercial, financial and agricultural	17	20	$8	25
Commercial real estate:
Commercial mortgage	6	6	2	7
Construction	2	12	—	1

Total commercial real estate loans	8	18	2	8

Total commercial loans	25	38	10	33

Real estate — residential mortgage	29	29	9	23

Home equity:
Key Community Bank	35	35	10	29
Other	10	11	1	9

Total home equity loans	45	46	11	38

Consumer other — Key Community Bank	3	3	1	2
Credit cards	5	5	1	3
Consumer other:
Marine	49	49	10	55
Other	1	1	—	1

Total consumer other	50	50	10	56

Total consumer loans	132	133	32	122

Total loans with an allowance recorded	157	171	42	155

Total	$358	$495	$42	$385

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

		Unpaid		Average
March 31, 2013	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$93	$131	—	$63
Commercial real estate:
Commercial mortgage	87	140	—	88
Construction	48	175	—	48

Total commercial real estate loans	135	315	—	136

Total commercial loans	228	446	—	199

Real estate — residential mortgage	15	15	—	18

Home equity:
Key Community Bank	64	64	—	65
Other	2	2	—	2

Total home equity loans	66	66	—	67

Consumer other:
Marine	3	3	—	1

Total consumer other	3	3	—	1

Total consumer loans	84	84	—	86

Total loans with no related allowance recorded	312	530	—	285

With an allowance recorded:
Commercial, financial and agricultural	15	23	$8	24
Commercial real estate:
Commercial mortgage	9	9	3	8
Construction	—	9	—	—

Total commercial real estate loans	9	18	3	8

Total commercial loans	24	41	11	32

Real estate — residential mortgage	18	18	1	18

Home equity:
Key Community Bank	26	25	14	24
Other	10	10	—	10

Total home equity loans	36	35	14	34

Consumer other — Key Community Bank	3	3	1	2
Credit cards	4	4	1	3
Consumer other:
Marine	47	47	5	53
Other	1	1	1	1

Total consumer other	48	48	6	54

Total consumer loans	109	108	23	111

Total loans with an allowance recorded	133	149	34	143

Total	$445	$679	$34	$428

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the three months ended March 31, 2014, and 2013, interest income recognized on the outstanding balances of accruing impaired loans totaled $2 million and $2 million, respectively.

At March 31, 2014, aggregate restructured loans (accrual and nonaccrual loans) totaled $294 million, compared to $338 million at December 31, 2013, and $294 million at March 31, 2013. We added $30 million in restructured loans during the first three months of 2014, which were offset by $74 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of March 31, 2014, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
March 31, 2014	Number	Recorded	Recorded
dollars in millions	of loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	28	$58	$33
Commercial real estate:
Real estate — commercial mortgage	11	40	14
Real estate — construction	5	16	2

Total commercial real estate loans	16	56	16

Total commercial loans	44	114	49
Real estate — residential mortgage	687	42	42
Home equity:
Key Community Bank	1,190	73	69
Other	132	4	4

Total home equity loans	1,322	77	73
Consumer other — Key Community Bank	33	1	1
Credit cards	10	—	—
Consumer other:
Marine	210	14	12
Other	41	1	1

Total consumer other	251	15	13

Total consumer loans	2,303	135	129

Total nonperforming TDRs	2,347	249	178

Prior-year accruing (a)
Commercial, financial and agricultural	42	7	4
Commercial real estate:
Real estate — commercial mortgage	4	18	8

Total commercial real estate loans	4	18	8

Total commercial loans	46	25	12
Real estate — residential mortgage	111	12	12
Home equity:
Key Community Bank	708	40	37
Other	312	9	8

Total home equity loans	1,020	49	45
Consumer other — Key Community Bank	51	2	2
Credit cards	785	5	5
Consumer other:
Marine	430	62	39
Other	68	2	1

Total consumer other	498	64	40

Total consumer loans	2,465	132	104

Total prior-year accruing TDRs	2,511	157	116

Total TDRs	4,858	$406	$294

(a)	All TDRs that were restructured prior to January 1, 2014, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2013, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
December 31, 2013	Number	Recorded	Recorded
dollars in millions	of loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	33	$72	$34
Commercial real estate:
Real estate — commercial mortgage	11	41	14
Real estate — construction	6	19	4

Total commercial real estate loans	17	60	18

Total commercial loans	50	132	52
Real estate — residential mortgage	676	43	43
Home equity:
Key Community Bank	1,708	91	86
Other	227	6	6

Total home equity loans	1,935	97	92
Consumer other — Key Community Bank	49	2	1
Credit cards	629	5	4
Consumer other:
Marine	360	24	21
Other	50	1	1

Total consumer other	410	25	22

Total consumer loans	3,699	172	162

Total nonperforming TDRs	3,749	304	214

Prior-year accruing (a)
Commercial, financial and agricultural	50	7	3
Commercial real estate:
Real estate — commercial mortgage	4	18	10
Real estate — construction	1	23	42

Total commercial real estate loans	5	41	52

Total commercial loans	55	48	55
Real estate — residential mortgage	119	12	12
Home equity:
Key Community Bank	161	17	17
Other	212	7	6

Total home equity loans	373	24	23
Consumer other — Key Community Bank	31	1	1
Credit cards	240	2	1
Consumer other:
Marine	272	51	31
Other	54	1	1

Total consumer other	326	52	32

Total consumer loans	1,089	91	69

Total prior-year accruing TDRs	1,144	139	124

Total TDRs	4,893	$443	$338

(a)	All TDRs that were restructured prior to January 1, 2013, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of March 31, 2013, follows:

		Pre-modification	Post- modification
		Outstanding	Outstanding
March 31, 2013	Number	Recorded	Recorded
dollars in millions	of loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	48	$58	$25
Commercial real estate:
Real estate — commercial mortgage	17	61	23
Real estate — construction	6	30	4

Total commercial real estate loans	23	91	27

Total commercial loans	71	149	52
Real estate — residential mortgage	347	21	21
Home equity:
Key Community Bank	1,479	75	74
Other	229	6	6

Total home equity loans	1,708	81	80
Consumer other — Key Community Bank	59	2	2
Credit cards	360	2	2
Consumer other:
Marine	302	41	20
Other	36	1	1

Total consumer other	338	42	21

Total consumer loans	2,812	148	126

Total nonperforming TDRs	2,883	297	178

Prior-year accruing (a)
Commercial, financial and agricultural	106	11	5
Commercial real estate:
Real estate — commercial mortgage	4	22	15
Real estate — construction	1	23	29

Total commercial real estate loans	5	45	44

Total commercial loans	111	56	49
Real estate — residential mortgage	121	12	12
Home equity:
Key Community Bank	147	15	15
Other	190	6	5

Total home equity loans	337	21	20
Consumer other — Key Community Bank	24	1	1
Credit cards	308	2	2
Consumer other:
Marine	263	30	30
Other	57	2	2

Total consumer other	320	32	32

Total consumer loans	1,110	68	67

Total prior-year accruing TDRs	1,221	124	116

Total TDRs	4,104	$421	$294

(a)	All TDRs that were restructured prior to January 1, 2013, and are fully accruing.

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. All commercial and consumer loan TDRs, regardless of size, are individually evaluated for impairment to determine the probable loss content and are assigned a specific loan allowance if deemed appropriate. This designation has the effect of moving the loan from the general reserve methodology (i.e., collectively evaluated) to the specific reserve methodology (i.e., individually evaluated) and may impact the ALLL through a charge-off or increased loan loss provision. These components affect the ultimate allowance level. Additional information regarding TDRs for discontinued operations is provided in Note 11 (“Acquisitions and Discontinued Operations”).

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the first three months of 2014, two commercial loan TDRs with a combined recorded investment of $11 million and 157 consumer loan TDRs with a combined recorded investment of $4 million experienced payment defaults from modifications resulting in TDR status during 2013. During the first three months of 2013, there were no significant commercial loan TDRs, and 240 consumer loan TDRs with a combined recorded investment of $14 million that experienced payment defaults from modifications resulting in TDR status during 2012. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL.

Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Our concession types are primarily interest rate reductions, forgiveness of principal, and other modifications. The commercial TDR other concession category includes modification of loan terms, covenants, or conditions. The consumer TDR other concession category primarily includes those borrowers that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed.

The following table shows the concession types for our commercial and consumer accruing and nonaccruing TDRs and other selected financial data.

	March 31,	December 31,	March 31,
in millions	2014	2013	2013
Commercial loans:
Interest rate reduction	$49	$95	$85
Forgiveness of principal	5	5	10
Other	7	7	6

Total	$61	$107	$101

Consumer loans:
Interest rate reduction	$142	$130	$95
Forgiveness of principal	5	5	6
Other	86	96	92

Total	$233	$231	$193

Total commercial and consumer TDRs (a)	$294	$338	$294
Total loans	55,445	54,457	52,574

(a)	Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $2 million, $15 million, and $33 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 117 of our 2013 Form 10-K.

At March 31, 2014, approximately $54.6 billion, or 98.5%, of our total loans were current. At March 31, 2014, total past due loans and nonperforming loans of $805 million represented approximately 1.5% of total loans.

The following aging analysis of past due and current loans as of March 31, 2014, December 31, 2013, and March 31, 2013, provides further information regarding Key’s credit exposure.

				90 and		Total Past
		30-59	60-89	Greater		Due and	Purchased
March 31, 2014		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$26,071	$67	$8	$18	$60	$153	—	$26,224
Commercial real estate:
Commercial mortgage	7,806	9	7	17	37	70	$1	7,877
Construction	987	3	5	1	11	20	—	1,007

Total commercial real estate loans	8,793	12	12	18	48	90	1	8,884
Commercial lease financing	4,338	15	12	13	18	58	—	4,396

Total commercial loans	$39,202	$94	$32	$49	$126	$301	$1	$39,504

Real estate — residential mortgage	$2,043	$13	$6	$3	$105	$127	$13	$2,183
Home equity:
Key Community Bank	10,010	45	25	11	188	269	2	10,281
Other	296	5	2	1	11	19	—	315

Total home equity loans	10,306	50	27	12	199	288	2	10,596
Consumer other — Key Community Bank	1,415	8	5	6	2	21	—	1,436
Credit cards	671	7	4	15	1	27	—	698
Consumer other:
Marine	928	12	6	4	15	37	—	965
Other	59	2	1	—	1	4	—	63

Total consumer other	987	14	7	4	16	41	—	1,028

Total consumer loans	$15,422	$92	$49	$40	$323	$504	$15	$15,941

Total loans	$54,624	$186	$81	$89	$449	$805	$16	$55,445

				90 and		Total Past
		30-59	60-89	Greater		Due and	Purchased
December 31, 2013		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$24,823	$39	$8	$16	$77	$140	—	$24,963
Commercial real estate:
Commercial mortgage	7,638	20	7	17	37	81	$1	7,720
Construction	1,068	10	—	1	14	25	—	1,093

Total commercial real estate loans	8,706	30	7	18	51	106	1	8,813
Commercial lease financing	4,463	32	33	4	19	88	—	4,551

Total commercial loans	$37,992	$101	$48	$38	$147	$334	$1	$38,327

Real estate — residential mortgage	$2,038	$19	$5	$4	$107	$135	$14	$2,187
Home equity:
Key Community Bank	10,038	51	31	14	205	301	1	10,340
Other	308	6	4	1	15	26	—	334

Total home equity loans	10,346	57	35	15	220	327	1	10,674
Consumer other — Key Community Bank	1,426	8	5	7	3	23	—	1,449
Credit cards	698	11	5	4	4	24	—	722
Consumer other:
Marine	979	15	6	2	26	49	—	1,028
Other	65	2	1	1	1	5	—	70

Total consumer other	1,044	17	7	3	27	54	—	1,098

Total consumer loans	$15,552	$112	$57	$33	$361	$563	$15	$16,130

Total loans	$53,544	$213	$105	$71	$508	$897	$16	$54,457

		30-59	60-89	90 and Greater		Total Past Due and	Purchased
March 31, 2013		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$23,134	$35	$74	$26	$142	$277	$1	$23,412
Commercial real estate:
Commercial mortgage	7,368	35	14	11	114	174	2	7,544
Construction	1,024	5	—	1	27	33	—	1,057

Total commercial real estate loans	8,392	40	14	12	141	207	2	8,601
Commercial lease financing	4,728	34	11	11	12	68	—	4,796

Total commercial loans	$36,254	$109	$99	$49	$295	$552	$3	$36,809

Real estate — residential mortgage	$2,037	$15	$5	$7	$96	$123	$16	$2,176
Home equity:
Key Community Bank	9,512	51	28	17	199	295	2	9,809
Other	371	7	3	2	18	30	—	401

Total home equity loans	9,883	58	31	19	217	325	2	10,210
Consumer other — Key Community Bank	1,331	8	4	6	3	21	1	1,353
Credit cards	668	8	4	—	13	25	—	693
Consumer other:
Marine	1,202	18	7	2	25	52	—	1,254
Other	76	1	1	—	1	3	—	79

Total consumer other	1,278	19	8	2	26	55	—	1,333

Total consumer loans	$15,197	$108	$52	$34	$355	$549	$19	$15,765

Total loans	$51,451	$217	$151	$83	$650	$1,101	$22	$52,574

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $16 million and $22 million of PCI loans at March 31, 2014, and 2013, respectively, based on bond rating, regulatory classification, and payment activity as of March 31, 2014, and 2013, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

March 31,
in millions
	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b), (c)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
AAA — AA	$500	$222	$1	—	$1	$1	$805	$548	$1,307	$771
A	1,010	522	57	$75	1	1	448	950	1,516	1,548
BBB — BB	23,361	21,120	7,267	6,529	826	866	2,964	3,043	34,418	31,558
B	551	672	337	426	84	23	101	165	1,073	1,286
CCC — C	802	875	214	512	95	166	78	90	1,189	1,643

Total	$26,224	$23,411	$7,876	$7,542	$1,007	$1,057	$4,396	$4,796	$39,503	$36,806

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.
(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a), (b)

March 31,
in millions
	Residential — Prime
GRADE	2014	2013
Pass	$12,445	$12,029
Substandard	319	339

Total	$12,764	$12,368

Credit Risk Profile Based on Payment Activity (a)

March 31,	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
in millions	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Performing	$1,434	$1,349	$697	$680	$950	$1,229	$62	$78	$3,143	$3,336
Nonperforming	2	3	1	13	15	25	1	1	19	42

Total	$1,436	$1,352	$698	$693	$965	$1,254	$63	$79	$3,162	$3,378

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans.

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 118 of our 2013 Form 10-K. We apply expected loss rates to existing loans with similar risk characteristics as noted in the credit quality indicator table above and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million and greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Non-Chapter 7 consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the loan’s effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at March 31, 2014, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

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

At March 31, 2014, the ALLL was $834 million, or 1.50% of loans, compared to $893 million, or 1.70% of loans, at March 31, 2013. At March 31, 2014, the ALLL was 185.7% of nonperforming loans, compared to 137.4% at March 31, 2013.

A summary of the ALLL for the periods indicated is presented in the table below:

	Three months ended March 31,
in millions	2014	2013
Balance at beginning of period — continuing operations	$848	$888
Charge-offs	(57)	(90)
Recoveries	37	41

Net loans and leases charged off	(20)	(49)
Provision for loan and lease losses from continuing operations	6	55
Foreign currency translation adjustment	—	(1)

Balance at end of period — continuing operations	$834	$893

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2013	Provision	Charge-offs	Recoveries	March 31, 2014
Commercial, financial and agricultural	$362	$13	$(12)	$10	$373
Real estate — commercial mortgage	165	(3)	(2)	1	161
Real estate — construction	32	(7)	(2)	14	37
Commercial lease financing	62	1	(3)	2	62

Total commercial loans	621	4	(19)	27	633
Real estate — residential mortgage	37	(8)	(3)	1	27
Home equity:
Key Community Bank	84	3	(10)	3	80
Other	11	2	(3)	1	11

Total home equity loans	95	5	(13)	4	91
Consumer other — Key Community Bank	29	2	(8)	2	25
Credit cards	34	4	(6)	—	32
Consumer other:
Marine	29	(2)	(7)	3	23
Other	3	1	(1)	—	3

Total consumer other:	32	(1)	(8)	3	26

Total consumer loans	227	2	(38)	10	201

Total ALLL — continuing operations	848	6	(57)	37	834
Discontinued operations	39	4	(13)	4	34

Total ALLL — including discontinued operations	$887	$10	$(70)	$41	$868

in millions	December 31, 2012	Provision	Charge-offs	Recoveries	March 31, 2013
Commercial, financial and agricultural	$327	$13	$(14)	$12	$338
Real estate — commercial mortgage	198	3	(13)	5	193
Real estate — construction	41	(13)	(1)	8	35
Commercial lease financing	55	9	(6)	4	62

Total commercial loans	621	12	(34)	29	628
Real estate — residential mortgage	30	10	(6)	—	34
Home equity:
Key Community Bank	105	17	(18)	2	106
Other	25	(3)	(6)	2	18

Total home equity loans	130	14	(24)	4	124
Consumer other — Key Community Bank	38	2	(9)	2	33
Credit cards	26	14	(8)	—	32
Consumer other:
Marine	39	2	(8)	5	38
Other	4	—	(1)	1	4

Total consumer other:	43	2	(9)	6	42

Total consumer loans	267	42	(56)	12	265

Total ALLL — continuing operations	888	54 (a)	(90)	41	893
Discontinued operations	55	6	(16)	4	49

Total ALLL — including discontinued operations	$943	$60	$(106)	$45	$942

(a)	Includes $1 million of foreign currency translation adjustment.

Our ALLL decreased by $59 million, or 6.6%, from the first quarter of 2013 primarily because of the improvement in the credit quality of our loan portfolios. The quality of new loan originations as well as decreasing NPLs and net loan charge-offs has also resulted in a reduction in our general allowance. Our general allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors such as changes in economic conditions, underwriting standards, and concentrations of credit. Our delinquency trends declined during 2013 and into 2014 due to a modest level of loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio, reflecting our effort to maintain a moderate enterprise risk tolerance.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $304 million, with a corresponding allowance of $34 million at March 31, 2014. Loans outstanding collectively evaluated for impairment totaled $55.1 billion, with a corresponding allowance of $799 million at March 31, 2014. At March 31, 2014, PCI loans evaluated for impairment totaled $16 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the quarter ended March 31, 2014.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of March 31, 2014, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively		Purchased
March 31, 2014	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for		Credit
in millions	Impairment	Impairment	Impaired	Loans		Impairment	Impairment		Impaired
Commercial, financial and agricultural	$2	$371	—	$26,224		$40	$26,184		—
Commercial real estate:
Commercial mortgage	1	160	—	7,877		25	7,851		$1
Construction	—	37	—	1,007		6	1,001		—

Total commercial real estate loans	1	197	—	8,884		31	8,852		1
Commercial lease financing	—	62	—	4,396		—	4,396		—

Total commercial loans	3	630	—	39,504		71	39,432		1
Real estate — residential mortgage	4	22	$1	2,183		54	2,116		13
Home equity:
Key Community Bank	16	64	—	10,281		105	10,174		2
Other	2	9	—	315		13	302		—

Total home equity loans	18	73	—	10,596		118	10,476		2
Consumer other — Key Community Bank	—	25	—	1,436		4	1,432		—
Credit cards	1	31	—	698		4	694		—
Consumer other:
Marine	7	16	—	965		52	913		—
Other	1	2	—	63		1	62		—

Total consumer other	8	18	—	1,028		53	975		—

Total consumer loans	31	169	1	15,941		233	15,693		15

Total ALLL — continuing operations	34	799	1	55,445		304	55,125		16
Discontinued operations	1	33	—	4,382	(a)	15	4,367	(a)	—

Total ALLL — including discontinued operations	$35	$832	$1	$59,827		$319	$59,492		$16

(a)	Amount includes $2.0 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2013, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively		Purchased
December 31, 2013	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for		Credit
in millions	Impairment	Impairment	Impaired	Loans		Impairment	Impairment		Impaired
Commercial, financial and agricultural	$8	$354	—	$24,963		$50	$24,913		—
Commercial real estate:
Commercial mortgage	2	163	—	7,720		27	7,692		$1
Construction	—	32	—	1,093		50	1,043		—

Total commercial real estate loans	2	195	—	8,813		77	8,735		1
Commercial lease financing	—	62	—	4,551		—	4,551		—

Total commercial loans	10	611	—	38,327		127	38,199		1
Real estate — residential mortgage	9	27	$1	2,187		56	2,117		14
Home equity:
Key Community Bank	10	74	—	10,340		102	10,237		1
Other	1	10	—	334		12	322		—

Total home equity loans	11	84	—	10,674		114	10,559		1
Consumer other — Key Community Bank	1	28	—	1,449		3	1,446		—
Credit cards	1	33	—	722		5	717		—
Consumer other:
Marine	10	19	—	1,028		52	976		—
Other	—	3	—	70		1	69		—

Total consumer other	10	22	—	1,098		53	1,045		—

Total consumer loans	32	194	1	16,130		231	15,884		15

Total ALLL — continuing operations	42	805	1	54,457		358	54,083		16
Discontinued operations	1	38	—	4,497	(a)	13	4,484	(a)	—

Total ALLL — including discontinued operations	$43	$843	$1	$58,954		$371	$58,567		$16

(a)	Amount includes $2.1 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of March 31, 2013, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively	Purchased
March 31, 2013	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for	Credit
in millions	Impairment	Impairment	Impaired	Loans		Impairment	Impairment	Impaired
Commercial, financial and agricultural	$8	$330	—	$23,412		$108	$23,303	$1
Commercial real estate:
Commercial mortgage	3	190	—	7,544		96	7,446	2
Construction	—	35	—	1,057		48	1,009	—

Total commercial real estate loans	3	225	—	8,601		144	8,455	2
Commercial lease financing	—	62	—	4,796		—	4,796	—

Total commercial loans	11	617	—	36,809		252	36,554	3
Real estate — residential mortgage	1	33	—	2,176		33	2,127	16
Home equity:
Key Community Bank	14	92	—	9,809		90	9,717	2
Other	—	18	—	401		12	389	—

Total home equity loans	14	110	—	10,210		102	10,106	2
Consumer other — Key Community Bank	1	32	—	1,353		4	1,348	1
Credit cards	1	31	—	693		3	690	—
Consumer other:
Marine	5	33	—	1,254		50	1,204	—
Other	1	3	—	79		1	78	—

Total consumer other	6	36	—	1,333		51	1,282	—

Total consumer loans	23	242	—	15,765		193	15,553	19

Total ALLL — continuing operations	34	859	—	52,574		445	52,107	22
Discontinued operations	1	48	—	5,086	(a)	4	5,082	—

Total ALLL — including discontinued operations	$35	$907	—	$57,660		$449	$57,189	$22

(a)	Amount includes $2.5 billion of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments has increased by $3 million from March 31, 2013, to $35 million at March 31, 2014. When combined with our ALLL, our total allowance for credit losses represented 1.57% of loans at March 31, 2014, compared to 1.76% at March 31, 2013.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended March 31,
in millions	2014	2013
Balance at beginning of period	$37	$29
Provision (credit) for losses on lending-related commitments	(2)	3

Balance at end of period	$35	$32

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

Additional information regarding our accounting policies for determining fair value is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” beginning on page 119 of our 2013 Form 10-K.

Qualitative Disclosures of Valuation Techniques

Loans. Most loans recorded as trading account assets are valued based on market spreads for similar assets since they are actively traded. Therefore, these loans are classified as Level 2 because the fair value recorded is based on observable market data for similar assets.

Securities (trading and available for sale). We own several types of securities, requiring a range of valuation methods:

•	Securities are classified as Level 1 when quoted market prices are available in an active market for the identical securities. Level 1 instruments include exchange-traded equity securities.

•	Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate CMOs. Inputs to the pricing models include: standard inputs, such as yields, benchmark securities, bids, and offers; actual trade data (i.e., spreads, credit ratings, and interest rates) for comparable assets; spread tables; matrices; high-grade scales; and option-adjusted spreads.

•	Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. In such cases, we use internal models based on certain assumptions to determine fair value. Our Level 3 instruments consist of certain CMBS. Our Real Estate Capital line of business is responsible for the quarterly valuation process for these securities. The methodology incorporates a loan-by-loan credit review in combination with discounting the risk-adjusted bond cash flows. A detailed credit review of the underlying loans involves a screening process using a multitude of filters to identify the highest risk loans associated with these CMBS. Each of the highest risk loans identified is re-underwritten, and loan-specific defaults and recoveries are assigned. A matrix approach is used to assign an expected default and recovery percentage for the remaining loans. Bond classes are then run through a discounted cash flow analysis, taking into account the expected default and recovery percentages as well as discount rates developed by our Finance area. Inputs for the Level 3 internal models include expected cash flows from the underlying loans, which take into account expected default and recovery percentages, market research, and discount rates commensurate with current market conditions. Changes in the credit quality of the underlying loans or market discount rate would impact the value of the bonds. An increase in the underlying loan credit quality or decrease in the market discount rate would positively impact the bond value. A decrease in the underlying loan credit quality or increase in the market discount rate would negatively impact the bond value.

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

Private equity and mezzanine investments. Private equity and mezzanine investments consist of investments in debt and equity securities through our Real Estate Capital line of business. They include direct investments made in specific properties, as well as indirect investments made in funds that pool assets of many investors to invest in properties. There is no active market for these investments, so we employ other valuation methods. Our Real Estate Capital line of business is accounted for as an investment company in accordance with the applicable accounting guidance, whereby all investments are recorded at fair value.

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

Inputs used in calculating future cash flows include the cost of build-out, future selling prices, current market outlook, and operating performance of the investment. Investment income and expense assumptions are based on market inputs, such as rental/leasing rates and vacancy rates for the geographic- and property type-specific markets. For investments under construction, investment income and expense assumptions are determined using expected future build-out costs and anticipated future rental prices based on current market conditions, discount rates, holding period, the terminal cap rate, and sales commissions paid in the terminal cap year. For investments that are in lease-up or are fully leased, income and expense assumptions are based on the geographic market’s current lease rates, underwritten expenses, market lease terms, and historical vacancy rates. Asset Management validates these inputs on a quarterly basis through the use of industry publications, third-party broker opinions, and comparable property sales, where applicable. Changes in the significant inputs (rental/leasing rates, vacancy rates, valuation capitalization rate, discount rate, and terminal cap rate) would significantly affect the fair value measurement. Increases in rental/leasing rates would increase fair value while increases in the vacancy rates, the valuation capitalization rate, the discount rate, and the terminal cap rate would decrease fair value.

Consistent with accounting guidance, indirect investments are valued using a methodology that allows the use of statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of March 31, 2014, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act – ‘Volcker Rule”’ in the section entitled “Supervision and Regulation” in Item 1 of our 2013 Form 10-K.

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

The following table presents the fair value of our indirect investments and related unfunded commitments at March 31, 2014. We did not provide any financial support to investees related to our direct and indirect investments for the three months ended March 31, 2014, and March 31, 2013.

	March 31, 2014
in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Indirect investments
Passive funds (a)	$10	$1
Co-managed funds (b)	10	—

Total	$20	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to five years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreements.
(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of one to four years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreement.

Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company) and indirect investments (investments made through funds that include other investors). Our principal investing entities are accounted for as investment companies in accordance with the applicable accounting guidance, whereby each investment is adjusted to fair value with any net realized or unrealized gain/loss recorded in the current period’s earnings. This process is a coordinated and documented effort by the Principal Investing Entities Deal Team (individuals from one of the independent investment managers who oversee these instruments), finance and accounting staff, and the Investment Committee (individual employees and a former employee of Key and one of the independent investment managers). This process involves an in-depth review of the condition of each investment depending on the type of investment.

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

Interest-bearing securities (i.e., loans) are valued on a quarterly basis. Valuation adjustments are determined by the Principal Investing Entities Deal Team and are subject to approval by the Investment Committee. Valuations of debt instruments are based on the Principal Investing Entities Deal Team’s knowledge of the current financial status of the subject company, which is regularly monitored throughout the term of the investment. Significant unobservable inputs used in the valuations of these investments include the company’s payment history, adequacy of cash flows from operations, and current operating results, including market multiples and historical and forecast earnings before interest, taxation, depreciation, and amortization (EBITDA). Inputs can also include the seniority of the debt, the nature of any pledged collateral, the extent to which the security interest is perfected, and the net liquidation value of collateral.

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

Our indirect investments are classified as Level 3 assets since our significant inputs are not observable in the marketplace. Indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of March 31, 2014, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at March 31, 2014, as well as financial support provided for the three months ended March 31, 2014, and March 31, 2013:

			Financial support provided
			Three months ended March 31,
	March 31, 2014		2014		2013
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$141	—	—	$1	—	$4
Indirect investments (b)	403	$73	$2	—	$6	—

Total	$544	$73	$2	$1	$6	$4

(a)	Our direct investments consist of equity, mezzanine, and debt investments directly in independent business enterprises. Operations of the business enterprises are handled by management of the portfolio company. The purpose of funding these enterprises is to provide financial support for business development and acquisition strategies. We infuse equity capital based on an initial contractual cash contribution and later from additional requests on behalf of the companies’ management.
(b)	Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to nine years. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the Limited Partnership Agreement.

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

In addition, we have several customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, such as bond spreads and asset values, as well as unobservable internally derived assumptions, such as loss probabilities and internal risk ratings of customers. These derivatives are priced monthly by our Market Risk Management group using a credit valuation adjustment methodology. Swap details with the customer and our related participation percentage, if applicable, are obtained from our derivatives accounting system, which is the system of record. Applicable customer rating information is obtained from the particular loan system and represents an unobservable input to this valuation process. Using these various inputs, a valuation of these Level 3 derivatives is performed using a model that was acquired from a third party. In summary, the fair value represents an estimate of the amount that the risk participation counterparty would need to pay/receive as of the measurement date based on the probability of customer default on the swap transaction and the fair value of the underlying customer swap. Therefore, a higher loss probability and a lower credit rating would negatively affect the fair value of the risk participations and a lower loss probability and higher credit rating would positively affect the fair value of the risk participations.

Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment in the form of a default reserve. The credit component is determined by individual counterparty based on the probability of default and considers master netting and collateral agreements. The default reserve is classified as Level 3. Our Market Risk Management group is responsible for the valuation policies and procedure related to this default reserve. A weekly reconciliation process is performed to ensure that all applicable derivative positions are covered in the calculation, which includes transmitting customer exposures and reserve reports to trading management, derivative traders and marketers, derivatives middle office, and corporate accounting personnel. On a quarterly basis, Market Risk Management prepares the reserve calculation, which includes a detailed reserve comparison with the previous quarter, an analysis for change in reserve, and a reserve forecast to ensure that the default reserve recorded at period end is sufficient.

Other assets and liabilities. The value of our short positions is driven by the valuation of the underlying securities. If quoted prices for identical securities are not available, fair value is determined by using pricing models or quoted prices of similar securities, resulting in a Level 2 classification. For the interest rate-driven products, such as government bonds, U.S. Treasury bonds and other products backed by the U.S. government, inputs include spreads, credit ratings, and interest rates. For the credit-driven products, such as corporate bonds and mortgage-backed securities, inputs include actual trade data for comparable assets and bids and offers.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at March 31, 2014, December 31, 2013, and March 31, 2013.

March 31, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$533	—	$533
States and political subdivisions	—	46	—	46
Collateralized mortgage obligations	—	9	—	9
Other mortgage-backed securities	—	199	—	199
Other securities	$4	47	—	51

Total trading account securities	4	834	—	838
Commercial loans	—	2	—	2

Total trading account assets	4	836	—	840
Securities available for sale:
States and political subdivisions	—	37	—	37
Collateralized mortgage obligations	—	10,469	—	10,469
Other mortgage-backed securities	—	1,832	—	1,832
Other securities	21	—	—	21

Total securities available for sale	21	12,338	—	12,359
Other investments:
Principal investments:
Direct	—	—	$141	141
Indirect	—	—	403	403

Total principal investments	—	—	544	544
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	20	20

Total equity and mezzanine investments	—	—	20	20

Total other investments	—	—	564	564
Derivative assets:
Interest rate	—	943	22	965
Foreign exchange	51	9	—	60
Commodity	—	110	—	110
Credit	—	1	4	5

Derivative assets	51	1,063	26	1,140
Netting adjustments (a)	—	—	—	(713)

Total derivative assets	51	1,063	26	427
Accrued income and other assets	—	—	—	—

Total assets on a recurring basis at fair value	$76	$14,237	$590	$14,190

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$3	$460	—	$463
Derivative liabilities:
Interest rate	—	687	—	687
Foreign exchange	43	9	—	52
Commodity	—	105	—	105
Credit	—	11	$1	12

Derivative liabilities	43	812	1	856
Netting adjustments (a)	—	—	—	(448)

Total derivative liabilities	43	812	1	408
Accrued expense and other liabilities	—	—	—	—

Total liabilities on a recurring basis at fair value	$46	$1,272	$1	$871

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$471	—	$471
States and political subdivisions	—	23	—	23
Collateralized mortgage obligations	—	9	—	9
Other mortgage-backed securities	—	120	—	120
Other securities	$4	108	—	112

Total trading account securities	4	731	—	735
Commercial loans	—	3	—	3

Total trading account assets	4	734	—	738
Securities available for sale:
States and political subdivisions	—	40	—	40
Collateralized mortgage obligations	—	11,000	—	11,000
Other mortgage-backed securities	—	1,286	—	1,286
Other securities	20	—	—	20

Total securities available for sale	20	12,326	—	12,346
Other investments:
Principal investments:
Direct	—	—	$141	141
Indirect	—	—	413	413

Total principal investments	—	—	554	554
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	23	23

Total equity and mezzanine investments	—	—	23	23

Total other investments	—	—	577	577
Derivative assets:
Interest rate	—	1,014	25	1,039
Foreign exchange	56	7	—	63
Commodity	—	112	—	112
Credit	—	1	4	5

Derivative assets	56	1,134	29	1,219
Netting adjustments (a)	—	—	—	(812)

Total derivative assets	56	1,134	29	407
Accrued income and other assets	—	1	—	1

Total assets on a recurring basis at fair value	$80	$14,195	$606	$14,069

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$2	$341	—	$343
Derivative liabilities:
Interest rate	—	739	—	739
Foreign exchange	49	8	—	57
Commodity	—	106	—	106
Credit	—	11	$1	12

Derivative liabilities	49	864	1	914
Netting adjustments (a)	—	—	—	(500)

Total derivative liabilities	49	864	1	414
Accrued expense and other liabilities	—	1	—	1

Total liabilities on a recurring basis at fair value	$51	$1,206	$1	$758

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

March 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$496	—	$496
States and political subdivisions	—	46	$3	49
Collateralized mortgage obligations	—	23	—	23
Other mortgage-backed securities	—	80	—	80
Other securities	$5	41	—	46

Total trading account securities	5	686	3	694
Commercial loans	—	7	—	7

Total trading account assets	5	693	3	701
Securities available for sale:
States and political subdivisions	—	48	—	48
Collateralized mortgage obligations	—	12,918	—	12,918
Other mortgage-backed securities	—	487	—	487
Other securities	43	—	—	43

Total securities available for sale	43	13,453	—	13,496
Other investments:
Principal investments:
Direct	—	—	191	191
Indirect	—	—	435	435

Total principal investments	—	—	626	626
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	39	39

Total equity and mezzanine investments	—	—	39	39

Total other investments	—	—	665	665
Derivative assets:
Interest rate	—	1,499	27	1,526
Foreign exchange	57	14	—	71
Energy and commodity	—	115	5	120
Credit	—	2	5	7

Derivative assets	57	1,630	37	1,724
Netting adjustments (a)	—	—	—	(1,115)

Total derivative assets	57	1,630	37	609
Accrued income and other assets	—	1	—	1

Total assets on a recurring basis at fair value	$105	$15,777	$705	$15,472

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$3	$373	—	$376
Derivative liabilities:
Interest rate	—	1,027	—	1,027
Foreign exchange	54	14	—	68
Energy and commodity	—	113	$1	114
Credit	—	10	1	11

Derivative liabilities	54	1,164	2	1,220
Netting adjustments (a)	—	—	—	(696)

Total derivative liabilities	54	1,164	2	524
Accrued expense and other liabilities	—	1	—	1

Total liabilities on a recurring basis at fair value	$57	$1,538	$2	$901

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the three months ended March 31, 2014, and 2013. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance (g)	Unrealized Gains (Losses) Included in Earnings
March 31, 2014

Trading account assets
Other mortgage-backed securities	—	—		—	—	—	—		—		—	—
Other securities	—	—		—	—	—	—		—		—	—
State and political subdivisions	—	—		—	—	—	—		—		—	—

Other investments
Principal investments
Direct	$141	$4	(c)	—	$(4)	—	—		—		$141	$6	(c)
Indirect	413	20	(c)	$1	(31)	—	—		—		403	9	(c)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	23	(1	) (c)	—	—	$(2)	—		—		20	(1	) (c)

Derivative instruments (a)
Interest rate	25	1	(d)	2	(1)	—	$3	(f)	$(8	) (f)	22	—
Commodity	—	—		—	—	—	—		—		—	—
Credit	3	(2	) (d)	—	—	2	—		—		3	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance (g)	Unrealized Gains (Losses) Included in Earnings
March 31, 2013

Trading account assets
Other mortgage-backed securities	—	$4	(b)	—	$(4)	—	—		—		—	—
Other securities	—	1	(b)	—	—	$(1)	—		—		—	$1	(b)
State and political subdivisions	$3	—		—	—	—	—		—		$3	—

Other investments
Principal investments
Direct	191	(4	) (c)	$4	—	—	—		—		191	(4	) (c)
Indirect	436	12	(c)	6	(19)	—	—		—		435	4	(c)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	41	—		—	—	(2)	—		—		39	—

Derivative instruments (a)
Interest rate	19	(3	) (d)	—	(1)	—	$14	(f)	$(2	) (f)	27	—
Commodity	1	3	(d)	—	—	—	—		—		4	—
Credit	4	(1	) (d)	—	—	1	—		—		4	—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.
(b)	Realized and unrealized gains and losses on trading account assets are reported in “other income” on the income statement.
(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized losses on private equity and mezzanine investments are reported in “other income” on the income statement.
(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.
(e)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.
(f)	Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.
(g)	There were no issuances for the three-month periods ended March 31, 2014, and 2013.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2014, December 31, 2013, and March 31, 2013:

	March 31, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$1	$1
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	13	13

Total assets on a nonrecurring basis at fair value	—	—	$14	$14

	December 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$16	$16
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	14	14

Total assets on a nonrecurring basis at fair value	—	—	$30	$30

	March 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$18	$18
Loans held for sale (a)	—	—	12	12
Accrued income and other assets	—	$2	14	16

Total assets on a nonrecurring basis at fair value	—	$2	$44	$46

(a)	During the first quarter of 2014, we transferred $2 million of commercial and consumer loans and leases at their current fair value from held-for-sale status to the held-to-maturity portfolio, compared to $9 million during 2013 and $1 million during the first quarter of 2013.

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

Loans are evaluated for impairment on a quarterly basis. Loans included in the previous quarter’s review are reevaluated and if their values have changed materially, the underlying information (loan balance and in most cases, collateral value) is compared. Material differences are evaluated for reasonableness, and the relationship managers and their senior managers consider these differences and determine if any adjustment is necessary. The inputs are developed and substantiated on a quarterly basis based on current borrower developments, market conditions, and collateral values.

The following two internal methods are used to value impaired loans:

•	Cash flow analysis considers internally developed inputs, such as discount rates, default rates, costs of foreclosure, and changes in collateral values.

•	The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations, and assessments provided by third-party appraisers. We perform or reaffirm appraisals of collateral-dependent impaired loans at least annually. Appraisals may occur more frequently if the most recent appraisal does not accurately reflect the current market, the debtor is seriously delinquent or chronically past due, or there has been a material deterioration in the performance of the project or condition of the property. Adjustments to outdated appraisals that result in an appraisal value less than the carrying amount of a collateral-dependent impaired loan are reflected in the ALLL.

Impairment valuations are back-tested each quarter, based on a look-back of actual incurred losses on closed deals previously evaluated for impairment. The overall percent variance of actual net loan charge-offs on closed deals compared to the specific allocations on such deals is considered in determining each quarter’s specific allocations.

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no loans held for sale adjusted to fair value at either March 31, 2014, or December 31, 2013. Loans held for sale adjusted to fair value totaled $12 million at March 31, 2013.

Market inputs, including updated collateral values, and reviews of each borrower’s financial condition influenced the inputs used in our internal models and other valuation methodologies, resulting in the adjustments above. The valuations are prepared by the responsible relationship managers or analysts in our Asset Recovery Group and are reviewed and approved by the Asset Recovery Group Executive. Actual gains or losses realized on the sale of various loans held for sale provide a back-testing mechanism for determining whether our valuations of these loans held for sale that are adjusted to fair value are appropriate.

Valuations of performing commercial mortgage and construction loans held for sale are conducted using internal models that rely on market data from sales or nonbinding bids on similar assets, including credit spreads, treasury rates, interest rate curves, and risk profiles. These internal models also rely on our own assumptions about the exit market for the loans and details about individual loans within the respective portfolios. Therefore, we have classified these loans as Level 3 assets. The inputs related to our assumptions and other internal loan data include changes in real estate values, costs of foreclosure, prepayment rates, default rates, and discount rates.

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

Valuations of direct financing leases and operating lease assets held for sale are performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. The inputs based on our assumptions include changes in the value of leased items and internal credit ratings. These leases have been classified as Level 3 assets. KEF has master sale and assignment agreements with numerous institutional investors. Historically, multiple quotes are obtained, with the most reasonable formal quotes retained. These nonbinding quotes generally lead to a sale to one of the parties who provided the quote. Leases for which we receive a current nonbinding bid, and the sale is considered probable, may be classified as Level 2. The validity of these quotes is supported by historical and continued dealings with these institutions that have fulfilled the nonbinding quote in the past. In a distressed market where market data is not available, an estimate of the fair value of the leased asset may be used to value the lease, resulting in a Level 3 classification. In an inactive market, the market value of the assets held for sale is determined as the present value of the future cash flows discounted at the current buy rate. KEF Accounting calculates an estimated fair value buy rate based on the credit premium inherent in the relevant bond index and the appropriate swap rate on the measurement date. The amount of the adjustment is calculated as book value minus the present value of future cash flows discounted at the calculated buy rate.

Goodwill and other intangible assets. On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of the goodwill and other intangible assets assigned to Key Community Bank and Key Corporate Bank. We also perform an annual impairment test for goodwill. Accounting guidance permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. However, we did not choose to utilize a qualitative assessment in our annual goodwill impairment testing performed during the fourth quarter of 2013. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally.

Inputs used include market-available data, such as industry, historical, and expected growth rates, and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified goodwill as Level 3. We use a third-party valuation services provider to perform the annual, and if necessary, any interim, Step 1 valuation process, and to perform a Step 2 analysis, if needed, on our reporting units. Annual and any interim valuations prepared by the third-party valuation services provider are reviewed by the appropriate individuals within Key to ensure that the assumptions used in preparing the analysis are appropriate and properly supported. For additional information on the results of recent goodwill impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) beginning on page 171 of our 2013 Form 10-K.

The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions. Accordingly, these assets are classified as Level 3. Our lines of business, with oversight from our Accounting group, are responsible for routinely, at least quarterly, assessing whether impairment indicators are present. All indicators that signal impairment may exist are appropriately considered in this analysis. An impairment loss is only recognized for a held-and-used long-lived asset if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value.

Our primary assumptions include attrition rates, alternative costs of funds, and rates paid on deposits. For additional information on the results of other intangible assets impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) beginning on page 171 of our 2013 Form 10-K.

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

•	Commercial Real Estate Valuation Process: When a loan is reclassified from loan status to OREO because we took possession of the collateral, the Asset Recovery Group Loan Officer, in consultation with our OREO group, obtains a broker price opinion or a third-party appraisal, which is used to establish the fair value of the underlying collateral. The determined fair value of the underlying collateral less estimated selling costs becomes the carrying value of the OREO asset. In addition to valuations from independent third-party sources, our OREO group also writes down the carrying balance of OREO assets once a bona fide offer is contractually accepted, where the accepted price is lower than the current balance of the particular OREO asset. The fair value of OREO property is reevaluated every 90 days and the OREO asset is adjusted as necessary.

•	Consumer Real Estate Valuation Process: The Asset Management team within our Risk Operations group is responsible for valuation policies and procedures in this area. The current vendor partner provides monthly reporting of all broker price opinion evaluations, appraisals, and the monthly market plans. Market plans are reviewed monthly, and valuations are reviewed and tested monthly to ensure proper pricing has been established and guidelines are being met. Risk Operations Compliance validates and provides periodic testing of the valuation process. The Asset Management team reviews changes in fair value measurements. Third-party broker price opinions are reviewed every 180 days, and the fair value is written down based on changes to the valuation. External factors are documented and monitored as appropriate.

Mortgage servicing assets are valued based on inputs such as prepayment speeds, earn rates, credit default rates, discount rates, and servicing advances. We classify these assets as Level 3. Additional information regarding the valuation of mortgage servicing assets is provided in Note 8 (“Mortgage Servicing Assets”).

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at March 31, 2014, December 31, 2013, and March 31, 2013, along with the valuation techniques used, are shown in the following table:

March 31, 2014 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring
Other investments — principal investments — direct:	$141	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.40 - 6.00 (5.90)

Equity instruments of private companies			EBITDA multiple (where applicable)	4.90 - 10.00 (5.90)
			Revenue multiple (where applicable)	0.80 - 4.50 (4.10)

Nonrecurring
Impaired loans	1	Fair value of underlying collateral	Discount	0.00 - 80.00% (25.00%)
Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	10.10 - 14.40 (11.59)
			Equity multiple of peers	1.17 - 1.29(1.24)
			Control premium	N/A (35.00%)
			Weighted-average cost of capital	N/A (13.00%)

December 31, 2013 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring
Other investments — principal investments — direct:	$141	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.00 - 7.00 (6.10)

Equity instruments of private companies			EBITDA multiple (where applicable)	4.80 - 10.40 (6.20)
			Revenue multiple (where applicable)	1.10 - 4.70 (4.00)

Nonrecurring
Impaired loans	16	Fair value of underlying collateral	Discount	10.00 - 100.00% (36.00%)
Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	10.10 - 14.40 (11.59)
			Equity multiple of peers	1.17 - 1.29 (1.24)
			Control premium	N/A (35.00%)
			Weighted-average cost of capital	N/A (13.00%)

March 31, 2013 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring
Other investments — principal investments — direct:	$191	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.50 - 6.00 (5.90)

Equity instruments of private companies			EBITDA multiple (where applicable)	5.00 - 6.00 (5.80)
			Revenue multiple (where applicable)	0.30 - 5.30 (4.05)

Nonrecurring
Impaired loans	18	Fair value of underlying collateral	Discount	0.00 - 100.00% (38.00%)
Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	9.70 - 14.20 (11.25)
			Equity multiple of peers	.95 - 1.17 (1.09)
			Control premium	N/A (30.00%)
			Weighted-average cost of capital	N/A (13.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2014, December 31, 2013, and March 31, 2013, are shown in the following table.

	March 31, 2014
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,331	$3,331	—	—	—		$3,331
Trading account assets (b)	840	4	$836	—	—		840
Securities available for sale (b)	12,359	21	12,338	—	—		12,359
Held-to-maturity securities (c)	4,826	—	4,733	—	—		4,733
Other investments (b)	899	—	335	$564	—		899
Loans, net of allowance (d)	54,611	—	—	53,211	—		53,211
Loans held for sale (b)	401	—	—	401	—		401
Mortgage servicing assets (e)	320	—	—	373	—		373
Derivative assets (b)	427	51	1,063	26	$(713	) (f)	427

LIABILITIES
Deposits with no stated maturity (a)	$60,130	—	$60,130	—	—		$60,130
Time deposits (e)	7,136	617	6,599	—	—		7,216
Short-term borrowings (a)	1,181	$3	1,178	—	—		1,181
Long-term debt (e)	7,712	7,610	459	—	—		8,069
Derivative liabilities (b)	408	43	812	$1	$(448	) (f)	408

	December 31, 2013
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$6,207	$6,207	—	—	—		$6,207
Trading account assets (b)	738	4	$734	—	—		738
Securities available for sale (b)	12,346	20	12,326	—	—		12,346
Held-to-maturity securities (c)	4,756	—	4,617	—	—		4,617
Other investments (b)	969	—	392	$577	—		969
Loans, net of allowance (d)	53,609	—	—	52,102	—		52,102
Loans held for sale (b)	611	—	—	611	—		611
Mortgage servicing assets (e)	332	—	—	386	—		386
Derivative assets (b)	407	56	1,134	29	$(812	) (f)	407

LIABILITIES
Deposits with no stated maturity (a)	$62,425	—	$62,425	—	—		$62,425
Time deposits (e)	6,837	$558	6,368	—	—		6,926
Short-term borrowings (a)	1,877	2	1,875	—	—		1,877
Long-term debt (e)	7,650	7,611	397	—	—		8,008
Derivative liabilities (b)	414	49	864	$1	$(500	) (f)	414

	March 31, 2013
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,702	$3,702	—	—	—		$3,702
Trading account assets (b)	701	5	$693	$3	—		701
Securities available for sale (b)	13,496	43	13,453	—	—		13,496
Held-to-maturity securities (c)	3,721	—	3,779	—	—		3,779
Other investments (b)	1,059	—	394	665	—		1,059
Loans, net of allowance (d)	51,681	—	—	50,926	—		50,926
Loans held for sale (b)	434	—	—	434	—		434
Mortgage servicing assets (e)	201	—	—	244	—		244
Derivative assets (b)	609	57	1,630	37	$(1,115	) (f)	609

LIABILITIES
Deposits with no stated maturity (a)	$56,810	—	$56,810	—	—		$56,810
Time deposits (e)	7,844	$522	7,460	—	—		7,982
Short-term borrowings (a)	2,328	3	2,325	—	—		2,328
Long-term debt (e)	7,785	2,781	5,482	—	—		8,263
Derivative liabilities (b)	524	54	1,164	$2	$(696	) (f)	524

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.
(c)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.
(d)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.
(e)	Fair values of mortgage servicing assets, time deposits, and long-term debt are based on discounted cash flows utilizing relevant market inputs.
(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2013 and the first quarter of 2014, the fair values of our loan portfolios have generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are outside the trusts. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $2.3 billion ($1.9 billion at fair value) at March 31, 2014, $2.4 billion ($2.0 billion at fair value) at December 31, 2013, and $2.6 billion ($2.2 billion at fair value) at March 31, 2013;

•	Portfolio loans at fair value of $143 million at March 31, 2014, $147 million at December 31, 2013, and $154 million at March 31, 2013; and

•	Loans in the trusts at fair value of $1.9 billion at March 31, 2014, $2.0 billion at December 31, 2013, and $2.3 billion at March 31, 2013.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $1.8 billion in fair value at March 31, 2014, $1.8 billion in fair value at December 31, 2013, and $2.1 billion in fair value at March 31, 2013, are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $2.2 billion at March 31, 2014, December 31, 2013, and March 31, 2013, are included in “Loans, net of allowance” in the previous table.

Short-term financial instruments. For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.

6. Securities

Securities available for sale. These are securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed to be “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method, are included in “other income” on the income statement. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “other income” on the income statement or in AOCI in accordance with the applicable accounting guidance related to the recognition of OTTI of debt securities.

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

Unrealized losses on equity securities deemed to be “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method, are included in “other income” on the income statement. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “other income” on the income statement or in AOCI in accordance with the applicable accounting guidance related to the recognition of OTTI of debt securities.

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

	March 31, 2014
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$37	—	—	$37
Collateralized mortgage obligations	10,541	$136	$208	10,469
Other mortgage-backed securities	1,817	25	10	1,832
Other securities	17	4	—	21

Total securities available for sale	$12,412	$165	$218	$12,359

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,806	$9	$102	$4,713
Other securities	20	—	—	20

Total held-to-maturity securities	$4,826	$9	$102	$4,733

	December 31, 2013
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$39	$1	—	$40
Collateralized mortgage obligations	11,120	152	$272	11,000
Other mortgage-backed securities	1,270	27	11	1,286
Other securities	17	3	—	20

Total securities available for sale	$12,446	$183	$283	$12,346

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,736	$6	$145	$4,597
Other securities	20	—	—	20

Total held-to-maturity securities	$4,756	$6	$145	$4,617

	March 31, 2013
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$47	$1	—	$48
Collateralized mortgage obligations	12,633	290	$5	12,918
Other mortgage-backed securities	445	42	—	487
Other securities	41	2	—	43

Total securities available for sale	$13,166	$335	$5	$13,496

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$3,703	$58	—	$3,761
Other securities	18	—	—	18

Total held-to-maturity securities	$3,721	$58	—	$3,779

The following table summarizes our securities that were in an unrealized loss position as of March 31, 2014, December 31, 2013, and March 31, 2013.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2014
Securities available for sale:
Collateralized mortgage obligations	$4,401	$173	$678	$35	$5,079	$208
Other mortgage-backed securities	1,153	10	—	—	1,153	10
Other securities	—	—	2	—	2	—
Held-to-maturity:
Collateralized mortgage obligations	3,139	92	200	10	3,339	102
Other securities	—	—	—	—	—	—

Total temporarily impaired securities	$8,693	$275	$880	$45	$9,573	$320

December 31, 2013
Securities available for sale:
Collateralized mortgage obligations	$5,122	$261	$157	$11	$5,279	$272
Other mortgage-backed securities	856	11	—	—	856	11
Other securities	2	—	—	—	2	—
Held-to-maturity:
Collateralized mortgage obligations	3,969	145	—	—	3,969	145
Other securities	2	—	—	—	2	—

Total temporarily impaired securities	$9,951	$417	$157	$11	$10,108	$428

March 31, 2013
Securities available for sale:
Collateralized mortgage obligations	$1,443	$5	—	—	$1,443	$5
Other mortgage-backed securities	1	—	—	—	1	—
Other securities	20	—	$3	—	23	—

Total temporarily impaired securities	$1,464	$5	$3	—	$1,467	$5

At March 31, 2014, we had $208 million of gross unrealized losses related to 55 fixed-rate CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.9 years at March 31, 2014. Since these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. We also had $10 million of gross unrealized losses related to 39 other mortgage-backed securities positions, which had a weighted-average maturity of 4.9 years at March 31, 2014. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended March 31, 2014.

Three months ended March 31, 2014
in millions
Balance at December 31, 2013	$4
Impairment recognized in earnings	—

Balance at March 31, 2014	$4

Realized gains and losses related to securities available for sale were as follows:

Three months ended March 31, 2014
in millions
Realized gains	—
Realized losses	—

Net securities gains (losses)	—

At March 31, 2014, securities available for sale and held-to-maturity securities totaling $10.9 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows securities by remaining maturity. CMOs and other mortgage-backed securities (both of which are included in the securities available-for-sale portfolio) as well as the CMOs in the held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	Securities Available for Sale		Held-to-Maturity Securities
March 31, 2014 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$360	$366	$7	$7
Due after one through five years	11,192	11,152	4,679	4,592
Due after five through ten years	856	836	140	134
Due after ten years	4	5	—	—

Total	$12,412	$12,359	$4,826	$4,733

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

At March 31, 2014, after taking into account the effects of bilateral collateral and master netting agreements, we had $80 million of derivative assets and a positive $2 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely because we have contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $347 million and derivative liabilities of $410 million that were not designated as hedging instruments.

The Dodd-Frank Act, which is currently being implemented, may limit the types of derivative activities that KeyBank and other insured depository institutions may conduct. As a result, we may not continue the use of some of the types of derivatives noted above in the future. For further information, please see the section entitled “Supervision and Regulation” in Item 1. Business of our 2013 Form 10-K.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives” beginning on page 122 of our 2013 Form 10-K.

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

Interest rate swaps are also used to hedge the floating-rate debt that funds fixed-rate leases entered into by our equipment finance line of business. These swaps are designated as cash flow hedges to mitigate the interest rate mismatch between the fixed-rate lease cash flows and the floating-rate payments on the debt. These hedge relationships were terminated during the quarter ended March 31, 2014.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at March 31, 2014, was not significant.

Like other financial services institutions, we originate loans and extend credit, both of which expose us to credit risk. We actively manage our overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate portfolio credit risk. Purchasing credit default swaps enables us to transfer to a third party a portion of the credit risk associated with a particular extension of credit, including situations where there is a forecasted sale of loans. Beginning in the first quarter of 2014, we began purchasing credit default swaps to reduce the credit risk associated with the debt securities held in our trading portfolio. We may also sell credit derivatives to offset our purchased credit default swap position prior to maturity. Although we use credit default swaps for risk management purposes, they are not treated as hedging instruments.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2014, December 31, 2013, and March 31, 2013. The change in the notional amounts of these derivatives by type from December 31, 2013, to March 31, 2014, indicates the volume of our derivative transaction activity during the first quarter of 2014. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	March 31, 2014			December 31, 2013			March 31, 2013
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$14,479	$277	$40	$14,487	$306	$37	$20,067	$499	$27
Foreign exchange	312	5	1	190	4	1	202	1	3

Total	14,791	282	41	14,677	310	38	20,269	500	30
Derivatives not designated as hedging instruments:
Interest rate	44,156	688	647	46,173	733	702	47,334	1,027	1,000
Foreign exchange	4,653	55	51	4,701	59	56	4,925	70	65
Commodity	1,597	110	105	1,616	112	106	1,801	120	114
Credit	905	5	12	910	5	12	1,056	7	11

Total	51,311	858	815	53,400	909	876	55,116	1,224	1,190
Netting adjustments (a)	—	(713)	(448)	—	(812)	(500)	—	(1,115)	(696)

Net derivatives in the balance sheet	66,102	427	408	68,077	407	414	75,385	609	524
Other collateral (b)	—	(61)	(325)	—	(72)	(287)	—	(123)	(436)

Net derivative amounts	$66,102	$366	$83	$68,077	$335	$127	$75,385	$486	$88

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the three-month period ended March 31, 2014, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of March 31, 2014.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the three-month periods ended March 31, 2014, and 2013, and where they are recorded on the income statement.

	Three months ended March 31, 2014
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	—	Long-term debt	Other income	—	(a)
Interest rate	Interest expense — Long-term debt	$33

Total		$33			—

	Three months ended March 31, 2013
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(38)	Long-term debt	Other income	$38	(a)
Interest rate	Interest expense — Long-term debt	33

Total		$(5)			$38

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the three-month period ended March 31, 2014, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of March 31, 2014.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2014, we would expect to reclassify an estimated $19 million of net losses on derivative instruments from AOCI to income during the next twelve months for our cash flow hedges. In addition, we expect to reclassify approximately $4 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. As of March 31, 2014, the maximum length of time over which we hedge forecasted transactions is 14 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of a foreign subsidiary). At March 31, 2014, AOCI reflected unrecognized after-tax gains totaling $4 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax gains on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of March 31, 2014. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the quarter ended March 31, 2014.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the three-month periods ended March 31, 2014, and 2013, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Three months ended March 31, 2014
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$9	Interest income — Loans	$15	Other income	—
Interest rate	(2)	Interest expense — Long-term debt	(1)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	5	Other Income	—	Other income	—

Total	$12		$14		—

	Three months ended March 31, 2013
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$(4)	Interest income — Loans	$22	Other income	—
Interest rate	3	Interest expense — Long-term debt	(3)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	5	Other Income	(3)	Other income	—

Total	$3		$16		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

			Reclassification
in millions	December 31, 2013	2014 Hedging Activity	of Gains to Net Income	March 31, 2014
AOCI resulting from cash flow and net investment hedges	$(11)	$7	$(8)	$(12)

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2014, and 2013, and where they are recorded on the income statement.

	Three months ended March 31, 2014			Three months ended March 31, 2013
in millions	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$4	—	$4	$4	—	$4
Foreign exchange	9	—	9	12	—	12
Commodity	1	—	1	1	—	1
Credit	—	$(3)	(3)	—	$(3)	(3)

Total net gains (losses)	$14	$(3)	$11	$17	$(3)	$14

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $270 million at March 31, 2014, $308 million at December 31, 2013, and $440 million at March 31, 2013. The cash collateral netted against derivative liabilities totaled $5 million at March 31, 2014, $4 million at December 31, 2013, and $21 million at March 31, 2013. The relevant agreements that allow us to access the central clearing organizations to clear derivative transactions are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At March 31, 2014, we posted $26 million of cash collateral with clearing organizations. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	March 31, 2014	December 31, 2013	March 31, 2013
Largest gross exposure (derivative asset) to an individual counterparty	$118	$121	$166
Collateral posted by this counterparty	43	42	58
Derivative liability with this counterparty	108	106	169
Collateral pledged to this counterparty	40	33	67
Net exposure after netting adjustments and collateral	7	6	6

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	March 31, 2014	December 31, 2013	March 31, 2013
Interest rate	$606	$633	$984
Foreign exchange	20	23	18
Commodity	72	58	45
Credit	(1)	1	2

Derivative assets before collateral	697	715	1,049
Less: Related collateral	270	308	440

Total derivative assets	$427	$407	$609

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the quarter ended March 31, 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At March 31, 2014, we had gross exposure of $468 million to broker-dealers and banks. We had net exposure of $82 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We were in an over-collateralized net position of $3 million after considering $85 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $13 million at March 31, 2014, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2013, the default reserve was $14 million. At March 31, 2014, we had gross exposure of $389 million to client counterparties for derivatives that have associated master netting agreements. We had net exposure of $345 million on our derivatives with clients after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are both a buyer and seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. We may also sell credit derivatives, mainly single-name credit default swaps, to offset our purchased credit default swap position prior to maturity.

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of March 31, 2014, December 31, 2013, and March 31, 2013. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	March 31, 2014			December 31, 2013			March 31, 2013
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(6)	—	$(6)	$(7)	$1	$(6)	$(3)	$1	$(2)
Traded credit default swap indices	(2)	—	(2)	—	—	—	(1)	—	(1)
Other	—	—	—	—	(1)	(1)	—	(1)	(1)

Total credit derivatives	$(8)	—	$(8)	$(7)	—	$(7)	$(4)	—	$(4)

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2014, December 31, 2013, and March 31, 2013. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	March 31, 2014			December 31, 2013			March 31, 2013
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk

Single-name credit default swaps	$55	.52	22.28%	$55	.77	22.28%	$82	1.23	7.89%
Other	13	4.80	8.23	13	5.03	8.82	19	5.38	10.09

Total credit derivatives sold	$68	—	—	$68	—	—	$101	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2014, KeyBank’s ratings were “A3” with Moody’s and “A-” with S&P, and KeyCorp’s ratings were “Baa1” with Moody’s and “BBB+” with S&P. As of March 31, 2014, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $342 million, which includes $274 million in derivative assets and $616 million in derivative liabilities. We had $344 million in cash and securities collateral posted to cover those positions as of March 31, 2014. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of March 31, 2014, that were in a net liability position totaled $2 million, which consists solely of derivative liabilities. We had less than $1 million in collateral posted to cover those positions as of March 31, 2014.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2014, December 31, 2013, and March 31, 2013. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of March 31, 2014, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and additional collateral of $2 million would have been required as of March 31, 2014, less than $1 million as of December 31, 2013, and $3 million as of March 31, 2013.

	March 31, 2014		December 31, 2013		March 31, 2013
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-
One rating downgrade	$6	$6	$6	$6	$6	$6
Two rating downgrades	11	11	11	11	11	11
Three rating downgrades	11	11	11	11	11	11

KeyBank’s long-term senior unsecured credit rating is currently four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2014, payments of up to $13 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of March 31, 2014, payments of $2 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

	Three months ended March 31,
in millions	2014	2013
Balance at beginning of period	$332	$204
Servicing retained from loan sales	6	9
Purchases	7	1
Amortization	(25)	(13)

Balance at end of period	$320	$201

Fair value at end of period	$373	$244

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2014, and 2013, along with the valuation techniques, are shown in the following table:

March 31, 2014		Significant	Range
dollars in millions	Valuation Technique	Unobservable Input	(Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.90 -11.30% (4.90%)
		Expected defaults	1.00 - 3.00% (2.00%)
		Residual cash flows discount rate	7.00 - 14.00% (7.80%)
		Escrow earn rate	0.40 - 3.10% (1.80%)
		Servicing cost	$150 - $2,600 ($963)
		Loan assumption rate	0.20 - 3.00% (1.58%)
		Percentage late	0.00 - 2.00% (0.33%)

March 31, 2013		Significant	Range
dollars in millions	Valuation Technique	Unobservable Input	(Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	0.00 - 25.00% (8.60%)
		Expected defaults	1.00 - 3.00% (2.30%)
		Residual cash flows discount rate	7.00 - 15.00% (8.90%)
		Escrow earn rate	0.20 - 2.56% (1.50%)
		Servicing cost	$924 - $24,099 ($5,629)
		Loan assumption rate	0.00 - 3.00% (2.38%)
		Percentage late	0.00 - 2.00% (0.22%)

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may also change. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At March 31, 2014, a 1.00% decrease in the value assigned to the escrow deposits would cause a $38 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $3 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $15 million for the three-month period ended March 31, 2014, and $8 million for the three-month period ended March 31, 2013. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “mortgage servicing fees” on the income statement.

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 123 of our 2013 Form 10-K and Note 11 (“Acquisitions and Discontinued Operations”) under the heading “Education lending” in this report.

9. Variable Interest Entities

A VIE is a partnership, limited liability company, trust, or other legal entity that meets any one of the following criteria:

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

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2014
LIHTC funds	$15	$15	$97	—	—
Education loan securitization trusts	1,912	1,816	N/A	N/A	N/A
LIHTC investments	N/A	N/A	826	—	$487

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnership funds that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the guaranteed funds and continue to earn asset management fees. The guaranteed funds’ assets, primarily investments in LIHTC operating partnerships, totaled $12 million at March 31, 2014. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the guaranteed funds’ limited obligations.

We have not formed new guaranteed funds or added LIHTC partnerships since October 2003. However, we continue to act as asset manager and to provide occasional funding for existing funds under a guarantee obligation. As a result of this guarantee obligation, we have determined that we are the primary beneficiary of these guaranteed funds. Additional information on return guarantee agreements with LIHTC investors is presented in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Guarantees.”

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the guaranteed funds’ profits and losses. At March 31, 2014, we estimated the settlement value of these third-party interests to be between zero and $5 million, while the recorded value, including reserves, totaled $11 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

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

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At March 31, 2014, assets of these unconsolidated nonguaranteed funds totaled $97 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

LIHTC investments. Through Key Community Bank, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive benefits. At March 31, 2014, assets of these unconsolidated LIHTC operating partnerships totaled approximately $826 million. At March 31, 2014, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $389 million plus $98 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. We have not obtained any significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships since September 2003.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $769 million at March 31, 2014. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 15 under the heading “Return guarantee agreement with LIHTC investors.”

Commercial and residential real estate investments and principal investments. Our Principal Investing unit and the Real Estate Capital line of business make equity and mezzanine investments, some of which are in VIEs. These investments are held by nonregistered investment companies subject to the provisions of the AICPA Audit and Accounting Guide, “Audits of Investment Companies.” We currently are not applying the accounting or disclosure provisions in the applicable accounting guidance for consolidations to these investments, which remain unconsolidated. The FASB has indefinitely deferred the effective date of this guidance for such nonregistered investment companies.

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 27.8% for the first quarter of 2014 and 25.8% for the first quarter of 2013. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with investments in low-income housing projects.

Deferred Tax Asset

At March 31, 2014, from continuing operations, we had a federal deferred tax asset of $148 million and a state deferred tax asset of $4 million compared to a federal deferred tax asset of $201 million and a state deferred tax asset of $9 million at December 31, 2013, and a federal net deferred tax asset of $111 million and a state deferred tax asset of $10 million at March 31, 2013, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we have a valuation allowance of $1 million at March 31, 2014, $1 million at December 31, 2013, and $3 million at March 31, 2013, associated with certain state net operating loss carryforwards and state credit carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The FASB issued new accounting guidance, effective January 1, 2014, for us, that requires unrecognized tax benefits to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met. As a result, at March 31, 2014, our federal tax credit carryforward included in our federal deferred tax asset was reduced by $1 million.

11. Acquisitions and Discontinued Operations

Acquisitions

Mortgage Servicing Rights. On June 24, 2013, in the first of multiple closings, we acquired substantially all third-party commercial loan servicing rights consisting of CMBS Master, Primary, and Special Servicing as well as other servicing from Bank of America’s Global Mortgages & Securitized Products business. Simultaneously, we entered into a subservicing agreement with Berkadia Commercial Mortgage LLC related to all CMBS primary servicing. This acquisition was accounted for as a business combination and aligned with our strategy to drive growth. At the time, the acquisition resulted in KeyBank becoming the third largest servicer of commercial/multifamily loans in the U.S. and the fifth largest special servicer of CMBS. The acquisition date fair value of the MSRs acquired on June 24, 2013, which were included on our balance sheet at June 30, 2013, was approximately $117 million. Three additional and related closings occurred on July 22, 2013, August 26, 2013, and October 7, 2013. The acquisition date fair value of the MSRs acquired in these transactions was $3 million. As a result of this acquisition, the total fair value of the MSRs acquired during 2013 and included in our December 31, 2013, financial results was $120 million. In addition to the MSRs acquired, Key, as a master servicer, acquired $216 million of principal and interest advances. These principal and interest advances recorded at fair value were primarily associated with the June 24, 2013, acquisition of MSRs. No goodwill was recognized as a result of this acquisition. Additional information regarding our mortgage servicing assets is provided in Note 8 (“Mortgage Servicing Assets”).

Discontinued operations

Education lending. In September 2009, we decided to exit the government-guaranteed education lending business. As a result, we have accounted for this business as a discontinued operation.

“Income (loss) from discontinued operations, net of taxes” on the income statement includes (i) the changes in fair value of the assets and liabilities of the education loan securitization trusts and the loans at fair value in portfolio (discussed later in this note), and (ii) the interest income and expense from the loans and the securities of the trusts and the loans in portfolio at both amortized cost and fair value. These amounts are shown separately in the following table. Gains and losses attributable to changes in fair value are recorded as a component of “noninterest income” or “noninterest expense.” Interest income and expense related to the loans and securities are shown as a component of “net interest income.”

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended March 31,
in millions	2014	2013
Net interest income	$23	$28
Provision (credit) for loan and lease losses	4	6

Net interest income (expense) after provision for loan and lease losses	19	22
Noninterest income	(14)	(16)
Noninterest expense	6	7

Income (loss) before income taxes	(1)	(1)
Income taxes	—	(1)

Income (loss) from discontinued operations, net of taxes (a)	$(1)	—

(a)	Includes after-tax charges of $9 million and $10 million for the three-month periods ended March 31, 2014, and 2013, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

in millions	March 31, 2014	December 31, 2013	March 31, 2013
Trust loans at fair value	$1,893	$1,960	$2,333
Portfolio loans at fair value	143	147	154
Loans, net of unearned income of ($6), ($6), and ($5)	2,318	2,390	2,599
Less: Allowance for loan and lease losses	34	39	49

Net loans	4,320	4,458	5,037
Trust accrued income and other assets at fair value	19	20	25
Accrued income and other assets	41	45	54

Total assets	$4,380	$4,523	$5,116

Trust accrued expense and other liabilities at fair value	$20	$20	$25
Trust securities at fair value	1,796	1,834	2,126

Total liabilities	$1,816	$1,854	$2,151

The discontinued education lending business consists of assets and liabilities in the securitization trusts (recorded at fair value), as well as loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are held outside the trusts.

At March 31, 2014, education loans include 1,097 TDRs with a recorded investment of approximately $15 million (pre-modification and post-modification). A specifically allocated allowance of $1 million was assigned to these loans as of March 31, 2014. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 4 (“Asset Quality”).

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

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts was approximately $96 million as of March 31, 2014. During the third quarter of 2013, additional market participant information about projected trends for default and recovery rates became available. Based on this information and our related internal analysis, we adjusted certain assumptions related to valuing the loans and securities in the securitization trusts. As a result, a $48 million after-tax loss was recognized during the third quarter of 2013 related to the fair value of the loans and securities in the education loan securitization trusts. This loss resulted in a reduction in the value of our economic interest in these trusts. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

On October 27, 2013, we purchased the government-guaranteed education loans from one of the education loan securitization trusts pursuant to the legal terms of the particular trust. The trust used the cash proceeds from the sale of these loans to retire the outstanding securities related to the government-guaranteed education loans. This particular trust remains in existence and continues to maintain the private education loan portfolio and has securities related to these loans outstanding. On December 20, 2013, we sold substantially all of the loans we purchased for $147 million and recognized a gain on the sale of $3 million.

At March 31, 2014, there were $136 million of loans that were purchased from three of the outstanding securitizations trusts pursuant to the legal terms of these particular trusts. These loans are held as portfolio loans and continue to be accounted for at fair value. These portfolio loans were valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates, and prepayments. These portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value. Our valuation process for these loans as well as the trust loans and securities is discussed in more detail below. Portfolio loans accounted for at fair value had a value of $143 million at March 31, 2014, $147 million at December 31, 2013, and $154 million at March 31, 2013.

We elected to consolidate the education loan securitization trusts at fair value. Carrying the assets and liabilities of the trusts at fair value better depicts our economic interest. The fair value of the assets and liabilities of the trusts is determined by calculating the present value of the future expected cash flows. We rely on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts because observable market data is not available. Our valuation process is described in more detail below.

Corporate Treasury, within our Finance area, is responsible for the quarterly valuation process that determines the fair value of the loans and securities in our education loan securitization trusts as well as our student loans held in portfolio that are accounted for at fair value. Corporate Treasury provides these fair values to a Working Group Committee (the “Working Group”) comprising representatives from the line of business, Credit and Market Risk Management, Accounting, Business Finance (part of our Finance area), and Corporate Treasury. The Working Group is a subcommittee of the Fair Value Committee that is discussed in more detail in Note 5 (“Fair Value Measurements”). The Working Group reviews all significant inputs and assumptions and approves the resulting fair values.

The Working Group reviews actual performance trends of the loans and securities on a quarterly basis and uses statistical analysis and qualitative measures to determine assumptions for future performance. Predictive models that incorporate delinquency and charge-off trends along with economic outlooks assist the Working Group to forecast future defaults. The Working Group uses this information to formulate the credit outlook for each of the securitization trusts. Higher projected defaults, fewer expected recoveries, elevated prepayment speeds, and higher discount rates would be expected to result in a lower fair value of the loans and securities in these securitization trusts as well as the portfolio loans at fair value. Default expectations and discount rate changes have the most significant impact on the fair values of the loans and securities. Increased cash flow uncertainty, whether through higher defaults and prepayments or fewer recoveries, can result in higher discount rates for use in the fair value process for these loans and securities.

The valuation process for the education loan securitization trust and portfolio loans that are accounted for at fair value is based on a discounted cash flow analysis using a model purchased from a third party that is maintained by Corporate Treasury. The valuation process begins with loan-by-loan level data that is aggregated into pools based on underlying loan structural characteristics (i.e., current unpaid principal balance, contractual term, interest rate). Cash flows for these loan pools are developed using a financial model that reflects certain assumptions for defaults, recoveries, status changes, and prepayments. A net earnings stream, taking into account cost of funding, is calculated and discounted back to the measurement date using an appropriate discount rate. This resulting amount is used to determine the present value of the loans, which represents their fair value to a market participant.

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

A quarterly variance analysis reconciles valuation changes in the model used to calculate the fair value of the trust loans and securities and the portfolio loans at fair value. This quarterly analysis considers loan and securities run-off, yields, future default and recovery changes, and the timing of cash releases to us from the trusts. We also perform back-testing to compare expected defaults to actual experience; the impact of future defaults can significantly affect the fair value of these loans and securities over time. In addition, our internal model validation group periodically performs a review to ensure the accuracy and validity of the model for determining the fair value of these loans and securities.

The following table shows the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value as of March 31, 2014, December 31, 2013, and March 31, 2013:

March 31, 2014	Fair Value of Level 3	Valuation	Significant	Range
dollars in millions	Assets and Liabilities	Technique	Unobservable Input	(Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$2,036	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.62%)
			Loss severity	2.00 - 79.50% (53.89%)
			Discount rate	2.40 - 10.50% (3.51%)
			Default rate	8.05 - 23.87% (18.65%)

Trust securities	1,796	Discounted cash flow	Discount rate	1.60 - 3.50% (2.55%)

December 31, 2013	Fair Value of Level 3	Valuation	Significant	Range
dollars in millions	Assets and Liabilities	Technique	Unobservable Input	(Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$2,107	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.47%)
			Loss severity	2.00 - 79.50% (54.21%)
			Discount rate	2.40 - 10.50% (3.50%)
			Default rate	8.01 - 23.71% (18.43%)

Trust securities	1,834	Discounted cash flow	Discount rate	1.60 - 3.50% (2.55%)

March 31, 2013	Fair Value of Level 3	Valuation	Significant	Range
dollars in millions	Assets and Liabilities	Technique	Unobservable Input	(Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$2,487	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.16%)
			Loss severity	2.00 - 80.00% (52.29%)
			Discount rate	1.80 - 5.50% (3.89%)
			Default rate	8.13 - 22.00% (13.84%)

Trust securities	2,126	Discounted cash flow	Discount rate	1.10 - 5.00% (3.29%)

The following table shows the principal and fair value amounts for our trust loans at fair value, portfolio loans at fair value, and portfolio loans at carrying value at March 31, 2014, December 31, 2013, and March 31, 2013. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 117 of our 2013 Form 10-K.

	March 31, 2014		December 31, 2013		March 31, 2013
dollars in millions	Principal	Fair Value	Principal	Fair Value	Principal	Fair Value
Trust loans at fair value
Accruing loans past due 90 days or more	$25	$25	$25	$25	$33	$32
Loans placed on nonaccrual status	10	10	12	12	13	12

Portfolio loans at fair value
Accruing loans past due 90 days or more	$7	$7	$8	$8	$5	$5
Loans placed on nonaccrual status	—	—	—	—	—	—

Portfolio loans at carrying value
Accruing loans past due 90 days or more	$32	N/A	$35	N/A	$41	N/A
Loans placed on nonaccrual status	8	N/A	10	N/A	3	N/A

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of March 31, 2014, December 31, 2013, and March 31, 2013.

	March 31, 2014		December 31, 2013		March 31, 2013
dollars in millions	Contractual Amount	Fair Value	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$136	$143	$140	$147	$148	$154
Trust loans	1,889	1,893	1,964	1,960	2,357	2,333
Trust other assets	19	19	20	20	25	25

LIABILITIES
Trust securities	$1,904	$1,796	$1,958	$1,834	$2,382	$2,126
Trust other liabilities	20	20	20	20	25	25

The following tables present the assets and liabilities of the consolidated education loan securitization trusts measured at fair value as well as the portfolio loans that are measured at fair value on a recurring basis at March 31, 2014, December 31, 2013, and March 31, 2013.

March 31, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$143	$143
Trust loans	—	—	1,893	1,893
Trust other assets	—	—	19	19

Total assets on a recurring basis at fair value	—	—	$2,055	$2,055

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$1,796	$1,796
Trust other liabilities	—	—	20	20

Total liabilities on a recurring basis at fair value	—	—	$1,816	$1,816

December 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$147	$147
Trust loans	—	—	1,960	1,960
Trust other assets	—	—	20	20

Total assets on a recurring basis at fair value	—	—	$2,127	$2,127

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$1,834	$1,834
Trust other liabilities	—	—	20	20

Total liabilities on a recurring basis at fair value	—	—	$1,854	$1,854

March 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$154	$154
Trust loans	—	—	2,333	2,333
Trust other assets	—	—	25	25

Total assets on a recurring basis at fair value	—	—	$2,512	$2,512

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$2,126	$2,126
Trust other liabilities	—	—	25	25

Total liabilities on a recurring basis at fair value	—	—	$2,151	$2,151

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts and portfolio loans for the three-month periods ended March 31, 2014, and 2013.

in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities
Balance at December 31, 2013	$147	$1,960	$20	$1,834	$20
Gains (losses) recognized in earnings (a)	—	2	—	16	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(4)	(69)	(1)	(54)	—

Balance at March 31, 2014 (b)	$143	$1,893	$19	$1,796	$20

Balance at December 31, 2012	$157	$2,369	$26	$2,159	$22
Gains (losses) recognized in earnings (a)	—	43	—	59	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(3)	(79)	(1)	(92)	3

Balance at March 31, 2013 (b)	$154	$2,333	$25	$2,126	$25

(a)	Gains (losses) were driven primarily by fair value adjustments.
(b)	There were no issuances, transfers into Level 3, or transfers out of Level 3 for the three-month periods ended March 31, 2014, and 2013.

Victory Capital Management and Victory Capital Advisors. On July 31, 2013, we completed the sale of Victory to a private equity fund. As a result of this sale, we recorded an after-tax gain of $92 million as of September 30, 2013. The cash portion of the gain was $72 million as of September 30, 2013. During March 2014, client consents were secured and assets under management were finalized and, as a result, we recorded an additional after-tax cash gain of $6 million as of March 31, 2014. Since February 21, 2013, when we agreed to sell Victory, we have accounted for this business as a discontinued operation.

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory, which includes the additional gain recorded as of March 31, 2014, on the sale of this business, are as follows:

	Three months ended March 31,
in millions	2014	2013
Net interest income	$1	—
Noninterest income	10	$29
Noninterest expense	—	21

Income (loss) before income taxes	11	8
Income taxes	4	3

Income (loss) from discontinued operations, net of taxes	$7	$5

The discontinued assets and liabilities of Victory included on the balance sheet are as follows:

in millions	March 31, 2014	December 31, 2013	March 31, 2013
Cash and due from banks	—	—	$1
Seller note	$28	$29	—
Accrued income and other assets	—	—	43

Total assets	$28	$29	$44

Accrued expense and other liabilities	—	—	$24

Total liabilities	—	—	$24

The only remaining asset of Victory is a $28 million Seller note. The Seller note was accounted for at fair value and classified as a Level 3 asset through December 31, 2013. Since the contingency involving certain fund outflows was resolved, the Seller note was no longer accounted for at fair value subsequent to December 31, 2013.

The following table shows the change in the fair value of the Level 3 Victory Seller note for the three-month period ended March 31, 2014.

in millions	Seller note
Balance at December 31, 2013	$29
Gains (losses) recognized in earnings (a)	(1)
Settlements	(28)

Balance at March 31, 2014 (b)	—

(a)	Gains (losses) were driven primarily by fair value adjustments.
(b)	There were no purchases, sales, issuances, transfers into Level 3, or transfers out of Level 3 for the three-month period ended March 31, 2014.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended March 31,
in millions	2014	2013
Noninterest expense	$4	—

Income (loss) before income taxes	(4)	—
Income taxes	(2)	$2

Income (loss) from discontinued operations, net of taxes	$(2)	$(2)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

in millions	March 31, 2014	December 31, 2013	March 31, 2013
Cash and due from banks	$19	$20	$22

Total assets	$19	$20	$22

Accrued expense and other liabilities	$3	—	$1

Total liabilities	$3	—	$1

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended March 31,
in millions	2014	2013
Net interest income	$24	$28
Provision (credit) for loan and lease losses	4	6

Net interest income (expense) after provision for loan and lease losses	20	22
Noninterest income	(4)	13
Noninterest expense	10	28

Income (loss) before income taxes	6	7
Income taxes	2	4

Income (loss) from discontinued operations, net of taxes (a)	$4	$3

(a)	Includes after-tax charges of $9 million and $10 million for the three months ended March 31, 2014, and 2013, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

in millions	March 31, 2014	December 31, 2013	March 31, 2013
Cash and due from banks	$19	$20	$23
Seller note	28	29	—
Trust loans at fair value	1,893	1,960	2,333
Portfolio loans at fair value	143	147	154
Loans, net of unearned income of ($6), ($6), and ($5)	2,318	2,390	2,599
Less: Allowance for loan and lease losses	34	39	49

Net loans	4,320	4,458	5,037
Trust accrued income and other assets at fair value	19	20	25
Accrued income and other assets	41	45	97

Total assets	$4,427	$4,572	$5,182

Trust accrued expense and other liabilities at fair value	$20	$20	$25
Accrued expense and other liabilities	3	—	25
Trust securities at fair value	1,796	1,834	2,126

Total liabilities	$1,819	$1,854	$2,176

12. Securities Financing Activities

We enter into repurchase and reverse repurchase agreements and securities borrowed transactions (securities financing agreements) primarily to finance our inventory positions, acquire securities to cover short positions, and to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts at which the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While our securities financing agreements incorporate a right of set off, the assets and liabilities are reported on a gross basis. Repurchase agreements and securities borrowed transactions are included in “Accrued income and other assets” on the balance sheet; reverse repurchase agreements are included in “Federal funds purchased and securities sold under repurchase agreements.”

The following table summarizes our securities financing agreements as of March 31, 2014, December 31, 2013, and March 31, 2013:

	March 31, 2014
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$442	$(306)	$(126)	$10
Securities borrowed	3	—	(3)	—

Total	$445	$(306)	$(129)	$10

Offsetting of financial liabilities:
Repurchase agreements	$568	$(306)	$(262)	—

Total	$568	$(306)	$(262)	—

	December 31, 2013
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$347	$(278)	$(66)	$3
Securities borrowed	12	—	(12)	—

Total	$359	$(278)	$(78)	$3

Offsetting of financial liabilities:
Repurchase agreements	$517	$(278)	$(239)	—

Total	$517	$(278)	$(239)	—

	March 31, 2013
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$311	$(195)	$(111)	$5
Securities borrowed	35	—	(34)	1

Total	$346	$(195)	$(145)	$6

Offsetting of financial liabilities:
Repurchase agreements	$494	$(195)	$(299)	—

Total	$494	$(195)	$(299)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.
(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2014	2013
Interest cost on PBO	$12	$10
Expected return on plan assets	(17)	(17)
Amortization of losses	4	5

Net pension cost (benefit)	$(1)	$(2)

Other Postretirement Benefit Plans

We sponsor a retiree healthcare plan in which all employees age 55 with five years of service (or employees age 50 with 15 years of service who are terminated under conditions that entitle them to a severance benefit) are eligible to participate. Participant contributions are adjusted annually. We may provide a subsidy toward the cost of coverage for certain employees hired before 2001 with a minimum of 15 years of service at the time of termination. We use a separate VEBA trust to fund the retiree healthcare plan.

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2014	2013
Interest cost on APBO	$1	$1
Expected return on plan assets	(1)	(1)

Net postretirement benefit cost	—	—

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

The Regulatory Capital Rules, discussed in “Supervision and regulation” in Item 2 of this report, implement a phase-out of trust preferred securities as Tier 1 capital, consistent with the requirements of the Dodd-Frank Act. For “standardized approach” banking organizations such as Key, the phase-out period begins on January 1, 2015, and by 2016 will require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

As of March 31, 2014, the trust preferred securities issued by the KeyCorp capital trusts represent $339 million, or 3.4%, of our total qualifying Tier 1 capital, net of goodwill.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
March 31, 2014
KeyCorp Capital I	$156	$6	$162	.987%	2028
KeyCorp Capital II	102	4	106	6.875	2029
KeyCorp Capital III	133	4	137	7.750	2029

Total	$391	$14	$405	4.823%	—

December 31, 2013	$384	$14	$398	4.777%	—

March 31, 2013	$411	$14	$425	4.970%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $51 million at March 31, 2014, $44 million at December 31, 2013, and $71 million at March 31, 2013. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest, or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $51 million at March 31, 2014, $44 million at December 31, 2013, and $71 million at March 31, 2013. See Note 7 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The total interest rates are weighted-average rates.

15. Contingent Liabilities and Guarantees

Legal Proceedings

The following discussion provides information on material developments in our legal proceedings during the first quarter of 2014. Additional information on our legal proceedings is available on pages 203-204 of our 2013 Form 10-K, Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings.”

Austin Madoff-Related Claims. As previously reported, Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controlled. The investment losses borne by Austin’s funds stemmed from investments in a certain Madoff-advised hedge fund. Several lawsuits pending against Austin, KeyCorp, Victory, and certain employees and former employees were consolidated into one action styled In re Austin Capital Management, Ltd., Securities & Employee Retirement Income Security Act (ERISA) Litigation, in the United States District Court for the Southern District of New York. In April 2014, the parties reached an agreement to settle the outstanding claims remaining under the litigation, subject to approval by the court following notice to the class members. We believe that the settlement, when approved, will be covered under our insurance policies and will not have a material impact on our financial condition.

Metyk litigation. As previously reported, on January 29, 2013, the United States District Court for the Northern District of Ohio (“Northern District”) entered an order granting KeyCorp’s motion to dismiss in a consolidated class action lawsuit styled Thomas Metyk, et al. v. KeyCorp, et al. (“Metyk”). Plaintiffs subsequently appealed the Northern District’s dismissal of the lawsuit and its denial of plaintiffs’ motion to set aside final judgment to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”). On March 26, 2014, the Sixth Circuit filed its opinion affirming the judgment of the Northern District for both issues on appeal. On April 9, 2014, the appellants filed with the Sixth Circuit a petition for rehearing or rehearing en banc seeking a review of the opinion. On April 28, 2014, the Sixth Circuit denied the petition for rehearing or rehearing en banc.

Other litigation. In the ordinary course of business, we are subject to various other litigation, investigations, and administrative proceedings. These other matters may involve claims for substantial monetary relief. Due to the complex nature of these various other matters, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information presently known to us, we do not believe there is any other matter to which we are a party, or involving any of our properties that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter, or a combination of matters, may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2014. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 125 of our 2013 Form 10-K.

March 31, 2014 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded
Financial guarantees:
Standby letters of credit	$10,757	$68
Recourse agreement with FNMA	1,394	5
Return guarantee agreement with LIHTC investors	5	5
Written put options (a)	2,573	20

Total	$14,729	$98

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment), or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2014, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At March 31, 2014, our standby letters of credit had a remaining weighted-average life of 3.1 years, with remaining actual lives ranging from less than one year to as many as 13 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At March 31, 2014, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.1 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $4.4 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at March 31, 2014. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

Return guarantee agreement with LIHTC investors. KAHC, a subsidiary of KeyBank, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal low-income housing tax credits under Section 42 of the Internal Revenue Code. In certain partnerships, investors paid a fee to KAHC for a guaranteed return that is based on the financial performance of the property and the property’s confirmed LIHTC status throughout a 15-year compliance period. Typically, KAHC fulfills these guaranteed returns by distributing tax credits and deductions associated with the specific properties. If KAHC defaults on its obligation to provide the guaranteed return, KeyBank is obligated to make any necessary payments to investors. No recourse or collateral is available to offset our guarantee obligation other than the underlying income stream from the properties and the residual value of the operating partnership interests.

As shown in the previous table, KAHC maintained a reserve in the amount of $5 million at March 31, 2014, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At March 31, 2014, our written put options had an average life of 2.1 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At March 31, 2014, we did not have any default guarantees.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships.

Liquidity facilities that support asset-backed commercial paper conduits. Since June 30, 2012, we have not had any liquidity facilities remaining outstanding with any unconsolidated third-party commercial paper conduits.

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

16. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2014, and March 31, 2013, are as follows:

in millions	Unrealized gains (losses) on available for sale securities	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2013	$(63)	$(11)	$42	$(320)	$(352)

Other comprehensive income before reclassification, net of income taxes	29	7	—	—	36

Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(8)	(2)	2	(8)

Net current-period other comprehensive income, net of income taxes	29	(1)	(2)	2	28

Balance at March 31, 2014	$(34)	$(12)	$40	$(318)	$(324)

Balance at December 31, 2012	$229	$18	$55	$(426)	$(124)

Other comprehensive income before reclassification, net of income taxes	(22)	2	(7)	—	(27)

Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(10)	(4)	3	(11)

Net current-period other comprehensive income, net of income taxes	(22)	(8)	(11)	3	(38)

Balance at March 31, 2013	$207	$10	$44	$(423)	$(162)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2014, and 2013, are as follows:

Three months ended March 31, 2014 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$15	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt

	14	Income (loss) from continuing operations before income taxes
	6	Income taxes

	$8	Income (loss) from continuing operations

Foreign currency translation adjustment
	$3	Corporate services income

	3	Income (loss) from continuing operations before income taxes
	1	Income taxes

	$2	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense

	(4)	Income (loss) from continuing operations before income taxes
	(2)	Income taxes

	$(2)	Income (loss) from continuing operations

Three months ended March 31, 2013 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$22	Interest income — Loans
Interest rate	(3)	Interest expense — Long term debt
Foreign exchange contracts	(3)	Other income

	16	Income (loss) from continuing operations before income taxes
	6	Income taxes

	$10	Income (loss) from continuing operations

Foreign currency translation adjustment
	$7	Corporate services income

	7	Income (loss) from continuing operations before income taxes
	3	Income taxes

	$4	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(5)	Personnel expense

	(5)	Income (loss) from continuing operations before income taxes
	(2)	Income taxes

	$(3)	Income (loss) from continuing operations

17. Shareholders’ Equity

Comprehensive Capital Plan

During the first quarter of 2014, we completed $141 million of common share repurchases under our 2013 capital plan, which expired on March 31, 2014. On March 26, 2014, the Federal Reserve announced that it did not object to our 2014 capital plan submitted as part of the annual CCAR process. The 2014 capital plan includes a common share repurchase program of up to $542 million. Share repurchases under the capital plan have been authorized by our Board and include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2014 capital plan, which began April 1, 2014, are expected to be executed through the first quarter of 2015.

Our 2014 capital plan also proposed an increase in our quarterly common share dividend from $.055 to $.065 per share, which will be evaluated by our Board in May.

18. Line of Business Results

The specific lines of business that constitute each of the major business segments (operating segments) are described below.

Key Community Bank

Key Community Bank serves individuals and small to mid-sized businesses through its 12-state branch network.

Individuals are provided branch-based deposit and investment products, personal finance services, and loans, including residential mortgages, home equity, credit card, and various types of installment loans. In addition, financial, estate and retirement planning, asset management services, and Delaware Trust capabilities are offered to assist high-net-worth clients with their banking, trust, portfolio management, insurance, charitable giving, and related needs.

Small businesses are provided deposit, investment and credit products, and business advisory services. Mid-sized businesses are provided products and services that include commercial lending, cash management, equipment leasing, investment and employee benefit programs, succession planning, access to capital markets, derivatives, and foreign exchange.

On April 8, 2014, we announced a new leadership structure for Key Community Bank: Community Bank Co-President, Commercial & Private Banking and Community Bank Co-President, Consumer & Small Business. In this structure, the Community Bank Co-Presidents will work as a team to lead the Community Bank, which will continue to operate as one business segment.

Key Corporate Bank

Key Corporate Bank is a full-service corporate and investment bank focused principally on serving the needs of middle market clients in six industry sectors: consumer, energy, healthcare, industrial, public sector, and real estate. Key Corporate Bank delivers a broad product suite of banking and capital markets products to its clients, including syndicated finance, debt and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory, and public finance. Key Corporate Bank is also a significant servicer of commercial mortgage loans and a significant special servicer of CMBS. Key Corporate Bank also delivers many of its product capabilities to clients of Key Community Bank.

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

The table on the following pages shows selected financial data for our two major business segments for the three-month periods ended March 31, 2014, and 2013.

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

The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

•	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment, and/or repricing characteristics.

•	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line of business actually uses the services.

•	The consolidated provision for loan and lease losses is allocated among the lines of business primarily based on their actual net loan charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated ALLL. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 118 of our 2013 Form 10-K.

•	Income taxes are allocated based on the statutory federal income tax rate of 35% and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

•	Capital is assigned to each line of business based on regulatory requirements.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

Three months ended March 31,	Key Community Bank		Key Corporate Bank
dollars in millions	2014	2013	2014	2013
SUMMARY OF OPERATIONS
Net interest income (TE)	$363	$387	$194	$195
Noninterest income	178	188	197	188

Total revenue (TE) (a)	541	575	391	383
Provision (credit) for loan and lease losses	9	59	(1)	2
Depreciation and amortization expense	17	20	8	9
Other noninterest expense	415	421	191	194

Income (loss) from continuing operations before income taxes (TE)	100	75	193	178
Allocated income taxes and TE adjustments	37	28	71	65

Income (loss) from continuing operations	63	47	122	113
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	63	47	122	113
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to Key	$63	$47	$122	$113

AVERAGE BALANCES (b)
Loans and leases	$29,793	$28,977	$21,445	$19,466
Total assets (a)	31,943	31,474	25,363	23,181
Deposits	49,824	49,349	15,800	13,966
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$28	$47	$(14)	$(1)
Return on average allocated equity (b)	9.20%	6.51%	33.52%	29.06%
Return on average allocated equity	9.20	6.51	33.52	29.06
Average full-time equivalent employees (c)	7,656	8,709	1,926	1,861

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)	From continuing operations.
(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2014	2013	2014	2013	2014	2013	2014	2013

$11	$6	$568	$588	$1	$1	$569	$589
59	48	434	424	1	1	435	425

70	54	1,002	1,012	2	2	1,004	1,014
(2)	(6)	6	55	—	—	6	55
3	4	28	33	37	33	65	66
22	24	628	639	(31)	(24)	597	615

47	32	340	285	(4)	(7)	336	278
(6)	(12)	102	81	(4)	(5)	98	76

53	44	238	204	—	(2)	238	202
—	—	—	—	4	3	4	3

53	44	238	204	4	1	242	205
—	1	—	1	—	—	—	1

$53	$43	$238	$203	$4	$1	$242	$204

$3,463	$4,140	$54,701	$52,583	$45	$43	$54,746	$52,626
27,690	27,478	84,996	82,133	661	582	85,657	82,715
854	627	66,478	63,942	(184)	(307)	66,294	63,635

$6	$3	$20	$49	—	—	$20	$49
35.12%	23.82%	19.84%	15.72%	—	(.16)%	9.31%	7.93%
35.12	23.82	19.84	15.72	.29%	.08	9.46	8.05
121	118	9,703	10,688	4,352	4,708	14,055	15,396

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of March 31, 2014 and 2013, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2014 and 2013. These financial statements are the responsibility of Key’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 26, 2014. In our opinion, the accompanying consolidated balance sheet of Key as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Cleveland, Ohio
April 30, 2014	/s/ Ernst & Young LLP

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended March 31, 2014, and March 31, 2013. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

References to our “2013 Form 10-K” refer to our Form 10-K for the year ended December 31, 2013, which has been filed with the SEC and is available on its website (www.sec.gov) or on our website (www.key.com/ir).

Terminology

Throughout this discussion, references to “Key,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association.

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

•	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business, Victory, and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009. Victory was classified as a discontinued operation in our first quarter 2013 financial reporting as a result of the sale of this business as announced on February 21, 2013, and closed on July 31, 2013.

•	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

•	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

•	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described under the heading “Regulatory capital and liquidity – Capital planning and stress testing” in the section entitled “Supervision and Regulation” that begins on page 7 of our 2013 Form 10-K, the regulators are required to conduct a supervisory capital assessment of all BHCs with assets of at least $50 billion, including KeyCorp. As part of this capital adequacy review, banking regulators evaluate a component of Tier 1 capital, known as Tier 1 common equity. The section entitled “Capital adequacy” provides more information on total capital, Tier 1 capital, and Tier 1 common equity and describes how the three measures are calculated.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Basis of Presentation”).

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2014	2013
dollars in millions, except per share amounts	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$630	$649	$647	$657	$667
Interest expense	67	66	69	76	84
Net interest income	563	583	578	581	583
Provision (credit) for loan and lease losses	6	19	28	28	55
Noninterest income	435	453	459	429	425
Noninterest expense	662	712	716	711	681
Income (loss) from continuing operations before income taxes	330	305	293	271	272
Income (loss) from continuing operations attributable to Key	238	235	235	199	201
Income (loss) from discontinued operations, net of taxes (a)	4	(5)	37	5	3
Net income (loss) attributable to Key	242	230	272	204	204
Income (loss) from continuing operations attributable to Key common shareholders	232	229	229	193	196
Income (loss) from discontinued operations, net of taxes (a)	4	(5)	37	5	3
Net income (loss) attributable to Key common shareholders	236	224	266	198	199
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.26	$.25	$.21	$.21
Income (loss) from discontinued operations, net of taxes (a)	—	(.01)	.04	.01	—
Net income (loss) attributable to Key common shareholders (b)	.27	.25	.29	.22	.22
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.26	$.26	$.25	$.21	$.21
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	(.01)	.04	.01	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.26	.25	.29	.22	.21
Cash dividends paid	.055	.055	.055	.055	.05
Book value at period end	11.43	11.25	11.05	10.89	10.89
Tangible book value at period end	10.28	10.11	9.92	9.77	9.78
Market price:
High	14.70	13.55	12.63	11.09	10.19
Low	12.25	11.24	11.05	9.29	8.29
Close	14.24	13.42	11.40	11.04	9.96
Weighted-average common shares outstanding (000)	884,727	890,516	901,904	913,736	920,316
Weighted-average common shares and potential common shares outstanding (000)	891,890	897,712	928,854	918,628	926,051
AT PERIOD END
Loans	$55,445	$54,457	$53,597	$53,101	$52,574
Earning assets	77,692	79,467	77,085	76,717	75,066
Total assets	90,802	92,934	90,708	90,639	89,198
Deposits	67,266	69,262	68,535	67,721	64,654
Long-term debt	7,712	7,650	6,154	6,666	7,785
Key common shareholders’ equity	10,112	10,012	9,915	9,938	10,049
Key shareholders’ equity	10,403	10,303	10,206	10,229	10,340
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.13%	1.08%	1.12%	.95%	.99%
Return on average common equity	9.33	9.10	9.13	7.72	7.96
Return on average tangible common equity (c)	10.38	10.13	10.18	8.60	8.87
Net interest margin (TE)	3.00	3.01	3.11	3.13	3.24
Cash efficiency ratio (c)	64.9	67.4	67.5	69.1	66.0
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.09%	1.00%	1.22%	.92%	.94%
Return on average common equity	9.50	8.90	10.61	7.92	8.08
Return on average tangible common equity (c)	10.56	9.91	11.82	8.82	9.01
Net interest margin (TE)	2.95	2.91	3.06	3.07	3.16
Loan to deposit (d)	87.5	83.8	83.8	83.6	86.9
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.46%	11.09%	11.25%	11.29%	11.59%
Key common shareholders’ equity to assets	11.14	10.78	10.94	10.96	11.27
Tangible common equity to tangible assets (c)	10.14	9.80	9.93	9.96	10.24
Tier 1 common equity (c)	11.27	11.22	11.17	11.18	11.40
Tier 1 risk-based capital	12.01	11.96	11.92	11.93	12.19
Total risk-based capital	14.23	14.33	14.37	14.65	15.02
Leverage	11.30	11.11	11.33	11.25	11.36
TRUST AND BROKERAGE ASSETS
Assets under management	$38,893	$36,905	$36,110	$35,544	$35,714
Nonmanaged and brokerage assets	47,396	47,418	38,525	37,759	37,115
OTHER DATA
Average full-time-equivalent employees	14,055	14,197	14,555	14,999	15,396
Branches	1,027	1,028	1,044	1,052	1,084

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.
(c)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Tier 1 common equity,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(d)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

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

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:

•	deterioration of commercial real estate market fundamentals;

•	defaults by our loan counterparties or clients;

•	adverse changes in credit quality trends;

•	declining asset prices;

•	changes in local, regional and international business, economic or political conditions;

•	the extensive and increasing regulation of the U.S. financial services industry;

•	changes in accounting policies, rules and interpretations;

•	increasing capital and liquidity standards under applicable regulatory rules;

•	unanticipated changes in our liquidity position, including but not limited to, changes in the cost of liquidity, our ability to enter the financial markets and to secure alternative funding sources;

•	our ability to receive dividends from our subsidiary, KeyBank;

•	downgrades in our credit ratings or those of KeyBank;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	operational or risk management failures by us or critical third-parties;

•	adverse judicial proceedings;

•	the occurrence of natural or man-made disasters or conflicts or terrorist attacks;

•	a reversal of the U.S. economic recovery due to financial, political or other shocks;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	deterioration of economic conditions in the geographic regions where we operate;

•	the soundness of other financial institutions;

•	our ability to attract and retain talented executives and employees and to manage our reputational risks;

•	our ability to timely and effectively implement our strategic initiatives;

•	increased competitive pressure due to industry consolidation;

•	unanticipated adverse effects of acquisitions and dispositions of assets or businesses;

•	our ability to develop and effectively use the quantitative models we rely upon in our business planning; and

•	other risks and uncertainties discussed in the section “Supervision and regulation” in Item 2 of this report, and Part I, Item 1. Business under the heading “Supervision and Regulation” and Item 1A. Risk Factors in our 2013 Form 10-K.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our SEC filings, including our reports on Forms 8-K, 10-K, and 10-Q, and our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

Economic overview

Economic growth slowed in the first quarter of 2014, due in large part to unusually severe winter weather. Consumer spending growth remained modest, with durable goods falling for the third consecutive month in February. Manufacturing was slow early in the quarter, but moderately recovered as auto production accelerated. Markets remained focused on both geopolitical tensions and prospective Federal Reserve actions, as low inflation and mixed economic data kept new chair Janet Yellen’s plans unclear.

In the first quarter, weak income growth remained an important constraint on consumption, offset by pent-up demand and rising housing prices. Spending was concentrated in nondurable goods and services, with consumers dealing with large utility bills from the winter weather. Vehicles sales averaged 15.6 million units in the first quarter of 2014, equal to the 15.6 million recorded in the fourth quarter of 2013. Retail sales were weak for the quarter, clearly affected by the weather, although they increased as the quarter progressed, recording the largest monthly gain since September 2012 in March 2014. Consumer confidence increased, ending the first quarter at 82.3%, up approximately 4.8 basis points from December 2013 and moving above 80 for the first time since September 2013. Energy prices were moderately volatile through the first quarter of 2014, with price increases largely concentrated in fuel oil and household electricity services. This risk faded toward the end of the first quarter, however, and overall inflation remained low. Core personal consumption expenditure was up just 1.1% year-over-year as of February 2014.

In the labor market, average monthly job gains fell to 178,000 during the first quarter of 2014, compared to average gains of 198,000 in the fourth quarter of 2013. The average was highly affected by the severe weather, particularly in January. The unemployment rate stayed flat, finishing the quarter at 6.7%. Participation slightly rebounded, but remains low at 63.2% as of March 31, 2014.

The pace of improvement in the housing market slowed notably in the first quarter. While severe winter weather was partially to blame, other factors are also impacting the market, including labor and lot shortages, tight credit, and an overall limited number of first-time buyers. Reduced affordability is also affecting demand, with home price growth remaining at historically high levels, but slowing somewhat in the face of higher mortgage rates. Housing starts totaled a seasonally adjusted annual rate of 946,000 in March 2014, down 6% year-over-year. Permits decreased, driven by multi-family data. Sales of existing homes were down 7% year-over-year as of February, while the trends in new home sales have also weakened a bit, down 1% year-over-year, reaching the lowest monthly figures since the third quarter of 2013. Home price appreciation is strong, although slowing, with the CoreLogic Home Price Index up only 12.2% year-over-year in February 2014.

The Federal Reserve began tapering in January 2014, and has steadily decreased asset purchases by $10 billion at each meeting since. However, mixed economic data and rising geopolitical tensions have kept rates in check. The yield on the 10-year U.S. Treasury started the year at 3.00%, and slowly declined throughout the quarter, ending at 2.73%. At the current pace, the latest quantitative easing program (“QE3”) would end in December 2014, with the federal funds rate not expected to increase until mid-to-late 2015.

Long-term financial goals

Our long-term financial goals are as follows:

•	Target a loan-to-core deposit ratio range of 90% to 100%;

•	Maintain a moderate risk profile by targeting a net loan charge-off ratio range of .40% to .60%;

•	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and a ratio of noninterest income to total revenue of greater than 40%;

•	Create positive operating leverage and target a cash efficiency ratio in the range of 60% to 65%; and

•	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the first quarter of 2014.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	1Q14	Targets	Action Plans
Core funded	Loan to deposit ratio (b)	88%	90-100%	•	Use integrated model to grow relationships and loans
				•	Improve deposit mix

Maintain a moderate risk profile	NCOs to average loans	.15%	.40-.60%	•	Focus on relationship clients
				•	Exit noncore portfolios
	Provision to average loans	.04%		•	Limit concentrations
				•	Focus on risk-adjusted returns

Growing high quality, diverse revenue streams	Net interest margin	3.00%	> 3.50%	•	Improve funding mix
				•	Focus on risk-adjusted returns
	Noninterest income to total revenue	43%	> 40%	•	Grow client relationships
				•	Capitalize on Key’s total client solutions and cross-selling capabilities

Creating positive operating leverage	Cash efficiency ratio (c)	65%	60-65%	•	Improve efficiency and effectiveness
				•	Better utilize technology
				•	Change cost base to more variable from fixed

Executing our strategies	Return on average assets	1.13%	1.00-1.25%	•	Execute our client insight-driven relationship model
				•	Focus on operating leverage
				•	Improved funding mix with lower cost core deposits

(a)	Calculated from continuing operations, unless otherwise noted.
(b)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).
(c)	Excludes intangible asset amortization; Non-GAAP measures: see Figure 7 for reconciliation.

Strategic developments

We initiated the following actions during the first three months of 2014 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 38 of our 2013 Form 10-K.

•	Our positive operating leverage as compared to the prior year reflected the work we have done to improve efficiency, with initiatives targeted for both revenue and expense. Revenue benefited from solid loan growth, which continued to outpace the industry, and was driven by an 8.9% increase in average commercial, financial and agricultural loans. Noninterest income benefitted from areas where we have been investing, including credit cards and payments and commercial mortgage servicing. Noninterest expense was down 2.8% from one year ago, and our cash efficiency ratio was 65%, within our targeted range.

•	Our strong risk management practices and a more favorable credit environment resulted in another quarter of positive credit quality trends. Net loan charge-offs declined to .15% of average loans, well below our targeted range, and nonperforming assets decreased 33.5% from the year-ago quarter.

•	During the first quarter of 2014, we completed $141 million of common share repurchases under our 2013 capital plan, which expired on March 31, 2014, and paid a cash dividend of $.055 per common share.

•	Capital management remains a priority for the remainder of 2014. On March 26, 2014, the Federal Reserve announced that it did not object to our 2014 capital plan submitted as part of the annual CCAR process. The 2014 capital plan includes a common share repurchase program of up to $542 million. Share repurchases under the capital plan have been authorized by our Board and include repurchases to offset issuance of common shares under our employee compensation plans. Common share repurchases under the 2014 capital plan are expected to be executed through the first quarter of 2015.

•	Our 2014 capital plan also proposed an 18% increase in our quarterly common share dividend to $.065 per share, which will be evaluated by our Board in May.

•	We continue to take actions to drive growth and efficiency. These actions include leadership changes to leverage our alignment, accelerate momentum, and drive growth. We are also focused on growing our commercial payments business and maximizing the return from our recent investments, which included the launch of purchase and prepaid cards in the first quarter of 2014. In addition to these new payment products, we continue to invest in, and build out, our online and mobile capabilities. During the first quarter of 2014, we expanded our online account-opening tools to include more products and services.

•	We also made progress on other strategic initiatives, including improving sales productivity and strengthening our business mix through targeted investments and exiting businesses that are not a strategic fit. In the Community Bank, we are strengthening our sales management process and have seen a lift in sales productivity. In the Corporate Bank, we continue to see growth in new and expanded client relationships. In the first quarter of 2014, we announced that we would be exiting our international leasing operation, which had limited scale and connectivity to our other businesses. This decision is consistent with our commitment to allocate our capital to businesses that fit our strategy and generate appropriate risk-adjusted returns.

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank.

Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit, investment, lending, credit card, and personalized wealth management products and business advisory services. These products and services are provided through our relationship managers and specialists working in our 12-state branch network, which is organized into nine internally defined geographic regions: Oregon and Alaska, Washington, Rocky Mountains, Indiana, Western Ohio and Michigan, Eastern Ohio, Eastern New York, New England, and Western New York.

Figure 3 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended March 31, 2014 dollars in millions	Oregon & Alaska		Rocky Mountains		West Ohio/ Michigan		Eastern	New England	Western
		Washi- ngton		Indiana		East Ohio	New York		New York	Non- Region (a)	Total
Average deposits	$4,337	$6,692	$4,863	$2,302	$4,346	$8,846	$8,019	$2,883	$4,961	$2,575	$49,824
Percent of total	8.7%	13.4%	9.8%	4.6%	8.7%	17.7%	16.1%	5.8%	10.0%	5.2%	100.0%
Average commercial loans	$1,661	$1,812	$1,677	$764	$1,143	$2,106	$1,808	$731	$546	$2,995	$15,243
Percent of total	10.9%	11.9%	11.0%	5.0%	7.5%	13.8%	11.9%	4.8%	3.6%	19.6%	100.0%
Average home equity loans	$1,362	$1,899	$1,579	$487	$851	$1,278	$1,296	$646	$803	$104	$10,305
Percent of total	13.2%	18.4%	15.3%	4.7%	8.3%	12.4%	12.6%	6.3%	7.8%	1.0%	100.0%

(a)	Represents average deposits, commercial loan products, and home equity loan products centrally managed outside of our nine Key Community Bank regions.

Key Corporate Bank is a full-service corporate and investment bank focused principally on serving the needs of middle market clients in six industry sectors: consumer, energy, healthcare, industrial, public sector, and real estate. Key Corporate Bank delivers a broad product suite of banking and capital markets products to its clients, including syndicated finance, debt and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory, and public finance. Key Corporate Bank is also a significant servicer of commercial mortgage loans and a significant special servicer of CMBS. Key Corporate Bank delivers many of its product capabilities to clients of Key Community Bank.

Further information regarding the products and services offered by our Key Community Bank and Key Corporate Bank segments is included in this report in Note 18 (“Line of Business Results”).

Supervision and regulation

Regulatory reform developments

On July 21, 2010, the Dodd-Frank Act became law. It was intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the U.S., reduce the risks of bank failures, better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of bank and nonbank SIFIs, such as KeyCorp and KeyBank. Further discussion concerning the Dodd-Frank Act, related regulatory developments, and the risks that they present to Key is available under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risks” in Item 1A. Risk Factors of our 2013 Form 10-K. Many proposed rules referenced in our prior reports remain pending. The following discussion provides a summary of relevant regulatory developments relating to the Dodd-Frank Act or that relate to our results this quarter.

Enhanced prudential standards and early remediation requirements

In March 2014, the Federal Reserve published a final rule adopting amendments to Regulation YY to implement certain of the enhanced prudential standards required to be established under the Dodd-Frank Act for large U.S. BHCs like Key. Key must comply with the final rule by January 1, 2015.

The enhanced prudential standards implemented by this final rule were (i) the incorporation of the Regulatory Capital Rules (as defined below) through the Federal Reserve’s previously finalized rules on capital planning and stress tests, (ii) liquidity requirements relating to cash flow projections, a contingency funding plan, liquidity risk limits, monitoring liquidity risks (with respect to collateral, legal entities, currencies, business lines, and intraday exposures), liquidity stress testing, and a liquidity buffer, (iii) the risk management framework, the risk committee, and the chief risk officer as well as the corporate governance requirements as they relate to liquidity risk management, including the requirements that apply to the board of directors, the risk committee, senior management, and the independent review function, and (iv) a 15-to-1 debt-to-equity limit for companies that the FSOC determines pose a “grave threat” to U.S. financial stability. We continue to evaluate the final rule and the impact it may have on our business.

The single counterparty credit limits proposed in January 2012 were not included as part of the final rule. The Federal Reserve is conducting a quantitative impact study and will take into account the Basel Committee’s April 2014 large exposures regime before finalizing these limits. The early remediation framework also was not included as part of the final rule. The Federal Reserve is anticipated to finalize that framework later this year.

Debit card and interchange fees and routing

On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling in NACS v. Board of Governors of the Federal Reserve System, vacating the Federal Reserve’s Final Rule on Debit Card and Interchange Fees and Routing (the “Interchange Fee Rule”). Retail merchants and merchant groups challenged the Interchange Fee Rule, which had allowed debit card issuers to recover from merchants an interchange fee of $.21 per transaction, a fee of five basis points of the value of the transaction and an additional $.01 fraud prevention adjustment. The district court held that this fee structure, and the Interchange Fee Rule’s requirements regarding the number of networks over which each debit card transaction can be processed, did not comply with the Durbin Amendment to the Dodd-Frank Act. The Federal Reserve appealed. On March 21, 2014, the Court of Appeals for the D.C. Circuit issued its opinion overturning the district court’s decision and largely reinstating the Interchange Fee Rule. We continue to monitor this litigation.

Regulatory capital rules

In October 2013, federal banking regulators published the final Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). The Regulatory Capital Rules generally implement in the U.S. the Basel III capital framework published by the Basel Committee in December 2010 and revised in June 2011 (the “Basel III capital framework”). The Basel III capital framework and the U.S. implementation of the Basel III capital framework are discussed in more detail in Item 1. Business of our 2013 Form 10-K under the heading “Supervision and regulation—Basel III capital and liquidity frameworks.”

While the Regulatory Capital Rules became effective on January 1, 2014, the mandatory compliance date for Key as a “standardized approach” banking organization begins on January 1, 2015, subject to transitional provisions extending to January 1, 2019.

New minimum capital requirements

Under the Regulatory Capital Rules, “standardized approach” banking organizations, like Key, will be required to meet the minimum capital and leverage ratios set forth in Figure 4 below. At March 31, 2014, Key had an estimated Common Equity Tier 1 Capital Ratio of 10.71% under Basel III. Also at March 31, 2014, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key March 31, 2014 Estimated	Minimum January 1, 2015	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	10.7%	4.5%	None	4.5%
Capital conservation buffer (b)		—	1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16 - 1/1/19	7.0
Tier 1 Capital	11.0	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		6.0	1/1/16 - 1/1/19	8.5
Total Capital	13.3	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16 - 1/1/19	10.5
Leverage (c)	10.5	4.0	None	4.0

(a)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation for estimated Common Equity Tier 1. The table reconciles the GAAP performance measure to the corresponding non-GAAP measure, which provides a basis for period-to-period comparisons.
(b)	Capital conservation buffer must consist of Common Equity Tier 1 capital. Key is not subject to the countercyclical capital buffer of up to 2.5% imposed under the “advanced approaches” portion of the Regulatory Capital Rules.
(c)	Because Key is not an “advanced approaches” banking organization under the Regulatory Capital Rules, it is not subject to the 3% supplemental leverage ratio or to the supplemental leverage buffer of more than 2% for under a final rule adopted by the federal banking agencies in April 2014 or to the revision to the denominator of the supplementary leverage ratio proposed by these agencies under an NPR issued in April 2014 (the “Supplemental Leverage Requirements”).

Revised prompt corrective action standards

Under the Regulatory Capital Rules, the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank will be revised effective January 1, 2015. Figure 5 identifies the capital category threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the current rule and the Regulatory Capital Rules.

Figure 5. “Well Capitalized” and “Adequately Capitalized” Capital Category Ratios under Current and Revised Prompt Corrective Action Rules

Prompt Corrective Action	Capital Category
	Well Capitalized		Adequately Capitalized
Ratio	Revised	Current	Revised	Current
Common Equity Tier 1 Risk-Based	6.5%	N/A	4.5%	N/A
Tier 1 Risk-Based	8.0	6.0%	6.0	4.0%
Total Risk-Based	10.0	10.0	8.0	8.0
Tier 1 Leverage (a)	5.0	5.0	4.0	3.0 or 4.0

(a)	As a “standardized approach” banking organization, KeyBank is not subject to the Supplemental Leverage Requirements.

We believe that, as of March 31, 2014, KeyBank would meet all “well capitalized” capital adequacy requirements under the Regulatory Capital Rules if such requirements were currently effective.

Highlights of Our Performance

Financial performance

For the first quarter of 2014, we announced net income from continuing operations attributable to Key common shareholders of $232 million, or $.26 per common share. Our first quarter of 2014 results compare to net income from continuing operations attributable to Key common shareholders of $196 million, or $.21 per common share, for the first quarter of 2013.

Our taxable-equivalent net interest income was $569 million for the first quarter of 2014, and the net interest margin was 3.00%. These results compare to taxable-equivalent net interest income of $589 million and a net interest margin of 3.24% for the first quarter of 2013. The decrease in net interest income and net interest margin is attributable to lower asset yields and loan fees, offsetting the impact of loan growth. The decreases were partially offset by the maturity of higher-rate certificates of deposit and a more favorable mix of lower-cost deposits. For the full year of 2014, we expect net interest income to be relatively stable compared to 2013, with the potential for downward pressure due to the competitive environment.

Our noninterest income was $435 million for the first quarter of 2014, compared to $425 million for the year-ago quarter. We continued to see benefits from recent investments, with mortgage servicing fees increasing $7 million and cards and payments income increasing $1 million. Reflecting the benefits of our focus on targeted industries, investment banking and debt placement fees increased $5 million from the prior year. In addition, net gains from principal investing increased $16 million, which included $15 million of net unrealized gains. These increases were partially offset by decreases of $8 million in other income mostly related to lower fixed income sales and trading income, a decline in service charges on deposit accounts of $6 million due to lower non-sufficient funds and overdraft charges, and a $5 million decrease in consumer mortgage income. For the full year of 2014, we expect low single-digit growth in noninterest income compared to the prior year.

Our noninterest expense was $662 million for the first quarter of 2014, compared to $681 million for the same period last year. Excluding efficiency charges of $10 million in the first quarter of 2014 and $15 million in the first quarter of 2013, noninterest expense was down $14 million from the prior year. The provision (credit) for losses on lending-related commitments decreased $5 million, which was a credit of $2 million in the current quarter compared to an expense of $3 million the prior year. Additionally, there were declines in various other miscellaneous expenses. For the full year of 2014, we expect a low to mid-single digit percentage decline in noninterest expense from 2013.

Average loans were $54.7 billion for the first quarter of 2014, an increase of $2.1 billion compared to the first quarter of 2013. The loan growth occurred primarily in the commercial, financial and agricultural portfolio, and was broad-based across our commercial lines of business. Consumer loans increased $203 million, as the $430 million increase in home equity loans was partially offset by the $227 million decrease in other consumer loans. The growth in home equity loans was balanced across our geographic footprint. Our outlook for loan growth in 2014 remains consistent with our prior guidance of mid-single digit, full-year growth, driven by commercial, financial and agricultural loans.

Average deposits, excluding deposits in foreign office, totaled $65.6 billion for the first quarter of 2014, an increase of $2.5 billion compared to the year-ago quarter. Demand deposits increased by $1.3 billion and NOW and money market deposit accounts increased $2.1 billion, mostly due to growth related to commercial and public sector client inflows as well as increases related to the commercial mortgage servicing acquisition. This growth was partially offset by run-off in certificates of deposit.

Our provision for loan and lease losses was $6 million for the first quarter of 2014, compared to $55 million for the year-ago quarter. Our ALLL was $834 million, or 1.50%, of total period-end loans at March 31, 2014, compared to 1.70% at March 31, 2013. We expect our provision for loan and lease losses to approximate the level of net loan charge-offs for the remainder of the year.

Net loan charge-offs for the first quarter of 2014 totaled $20 million, or .15% of average total loans, compared to .38% for the same period last year. We expect net loan charge-offs to average total loans to continue to be below our targeted range of .40% to .60% for the remainder of the year.

At March 31, 2014, our nonperforming loans totaled $449 million and represented .81% of period-end portfolio loans, compared to 1.24% at March 31, 2013. Nonperforming assets at March 31, 2014, totaled $469 million and represented .85% of period-end portfolio loans and OREO and other nonperforming assets, compared to 1.34% at March 31, 2013.

Our capital ratios remain strong. Our tangible common equity, Tier 1 common equity and Tier 1 risk-based capital ratios at March 31, 2014, are 10.14%, 11.27%, and 12.01%, respectively, compared to 10.24%, 11.40%, and 12.19%, respectively, at March 31, 2013. We continue to return capital to our shareholders by repurchasing common shares and through our quarterly common share dividend. In the first quarter of 2014, we repurchased $141 million of common shares and paid a cash dividend of $.055 per common share under our 2013 capital plan. Our 2014 capital plan includes a common share repurchase program of up to $542 million and, subject to Board approval, proposed an 18% increase in our quarterly common share dividend to $.065 per share.

Figure 6 shows our continuing and discontinued operating results for the current, past, and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 6. Results of Operations

	Three months ended
in millions, except per share amounts	3-31-14	12-31-13	3-31-13
Summary of operations
Income (loss) from continuing operations attributable to Key	$238	$235	$201
Income (loss) from discontinued operations, net of taxes (a)	4	(5)	3

Net income (loss) attributable to Key	$242	$230	$204

Income (loss) from continuing operations attributable to Key	$238	$235	$201
Less: Dividends on Series A Preferred Stock	6	6	5

Income (loss) from continuing operations attributable to Key common shareholders	232	229	196
Income (loss) from discontinued operations, net of taxes (a)	4	(5)	3

Net income (loss) attributable to Key common shareholders	$236	$224	$199

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.26	$.21
Income (loss) from discontinued operations, net of taxes (a)	—	(.01)	—

Net income (loss) attributable to Key common shareholders (b)	$.26	$.25	$.21

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.

Figure 7 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity,” “Tier 1 common equity,” “pre-provision net revenue,” “cash efficiency ratio,” and “Common Equity Tier 1 under the Regulatory Capital Rules (estimates).”

The tangible common equity ratio and the return on tangible common equity ratio have been a focus for some investors, and management believes these ratios may assist investors in analyzing Key’s capital position without regard to the effects of intangible assets and preferred stock. Tier 1 common equity, a non-GAAP financial measure, is a component of Tier 1 risk-based capital. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations applicable to us before January 1, 2015. However, since analysts and banking regulators may assess our capital adequacy using tangible common equity and Tier 1 common equity, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 7 also reconciles the GAAP performance measures to the corresponding non-GAAP measures.

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

Figure 7 also shows the computation for pre-provision net revenue, which is not formally defined by GAAP. We believe that eliminating the effects of the provision for loan and lease losses makes it easier to analyze our results by presenting them on a more comparable basis.

The cash efficiency ratio is a ratio of two non-GAAP performance measures. Accordingly, there is no directly comparable GAAP performance measure. The cash efficiency ratio excludes the impact of our intangible asset amortization from the calculation. We believe this ratio provides greater consistency and comparability between our results and those of our peer banks. Additionally, this ratio is used by analysts and investors as they develop earnings forecasts and peer bank analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 7. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions	3-31-14	12-31-13	9-30-13	6-30-13	3-31-13
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$10,403	$10,303	$10,206	$10,229	$10,340
Less: Intangible assets (a)	1,012	1,014	1,017	1,021	1,024
Series A Preferred Stock (b)	282	282	282	282	291

Tangible common equity (non-GAAP)	$9,109	$9,007	$8,907	$8,926	$9,025

Total assets (GAAP)	$90,802	$92,934	$90,708	$90,639	$89,198
Less: Intangible assets (a)	1,012	1,014	1,017	1,021	1,024

Tangible assets (non-GAAP)	$89,790	$91,920	$89,691	$89,618	$88,174

Tangible common equity to tangible assets ratio (non-GAAP)	10.14%	9.80%	9.93%	9.96%	10.24%
Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	$10,403	$10,303	$10,206	$10,229	$10,340
Qualifying capital securities	339	339	340	339	339
Less: Goodwill	979	979	979	979	979
Accumulated other comprehensive income (loss) (c)	(367)	(394)	(409)	(359)	(204)
Other assets (d)	84	89	96	101	106

Total Tier 1 capital (regulatory)	10,046	9,968	9,880	9,847	9,798
Less: Qualifying capital securities	339	339	340	339	339
Series A Preferred Stock (b)	282	282	282	282	291

Total Tier 1 common equity (non-GAAP)	$9,425	$9,347	$9,258	$9,226	$9,168

Net risk-weighted assets (regulatory)	$83,637	$83,328	$82,913	$82,528	$80,400
Tier 1 common equity ratio (non-GAAP)	11.27%	11.22%	11.17%	11.18%	11.40%
Pre-provision net revenue
Net interest income (GAAP)	$563	$583	$578	$581	$583
Plus: Taxable-equivalent adjustment	6	6	6	5	6
Noninterest income (GAAP)	435	453	459	429	425
Less: Noninterest expense (GAAP)	662	712	716	711	681

Pre-provision net revenue from continuing operations (non-GAAP)	$342	$330	$327	$304	$333

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,371	$10,272	$10,237	$10,314	$10,279
Less: Intangible assets (average) (e)	1,013	1,016	1,019	1,023	1,027
Series A Preferred Stock (average)	291	291	291	291	291

Average tangible common equity (non-GAAP)	$9,067	$8,965	$8,927	$9,000	$8,961

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$232	$229	$229	$193	$196
Average tangible common equity (non-GAAP)	9,067	8,965	8,927	9,000	8,961
Return on average tangible common equity from continuing operations (non-GAAP)	10.38%	10.13%	10.18%	8.60%	8.87%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$236	$224	$266	$198	$199
Average tangible common equity (non-GAAP)	9,067	8,965	8,927	9,000	8,961
Return on average tangible common equity consolidated (non-GAAP)	10.56%	9.91%	11.82%	8.82%	9.01%
Cash efficiency ratio
Noninterest expense (GAAP)	$662	$712	$716	$711	$681
Less: Intangible asset amortization (GAAP)	10	10	12	10	12

Adjusted noninterest expense (non-GAAP)	$652	$702	$704	$701	$669

Net interest income (GAAP)	$563	$583	$578	$581	$583
Plus: Taxable-equivalent adjustment	6	6	6	5	6
Noninterest income (GAAP)	435	453	459	429	425

Total taxable-equivalent revenue (non-GAAP)	$1,004	$1,042	$1,043	$1,015	$1,014

Cash efficiency ratio (non-GAAP)	64.9%	67.4%	67.5%	69.1%	66.0%

Figure 7. GAAP to Non-GAAP Reconciliations, continued

	Three months ended
dollars in millions	3-31-14	12-31-13
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Tier 1 common equity under current regulatory rules	$9,425	$9,347
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Deferred tax assets and other (f)	(114)	(129)

Common Equity Tier 1 anticipated under the Regulatory Capital Rules (g)	$9,311	$9,218

Net risk-weighted assets under current regulatory rules	$83,637	$83,328
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Loan commitments less than one year	1,023	784
Past due loans	154	164
Mortgage servicing assets (h)	480	497
Deferred tax assets (h)	139	182
Other	1,466	1,413

Total risk-weighted assets anticipated under the Regulatory Capital Rules	$86,899	$86,368

Common Equity Tier 1 ratio under the Regulatory Capital Rules (g)	10.71%	10.67%

(a)	Three months ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, exclude $84 million, $92 million, $99 million, $107 million, and $114 million of period-end purchased credit card receivable intangible assets, respectively.
(b)	Net of capital surplus for the three months ended March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013.
(c)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(d)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at March 31, 2014, and at any quarter-end during 2013.
(e)	Three months ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, exclude $89 million, $96 million, $103 million, $110 million, and $118 million of average purchased credit card receivable intangible assets, respectively.
(f)	Includes the deferred tax asset subject to future taxable income for realization, primarily tax credit carryforwards, as well as the deductible portion of purchased credit card receivables.
(g)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); Key is subject to the Regulatory Capital Rules under the “standardized approach.”
(h)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

Results of Operations

Net interest income

One of our principal sources of revenue is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:

•	the volume, pricing, mix, and maturity of earning assets and interest-bearing liabilities;

•	the volume and value of net free funds, such as noninterest-bearing deposits and equity capital;

•	the use of derivative instruments to manage interest rate risk;

•	interest rate fluctuations and competitive conditions within the marketplace; and

•	asset quality.

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

Figure 8 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less cost of funding, is calculated by dividing annualized taxable-equivalent net interest income by average earning assets.

Taxable-equivalent net interest income was $569 million for the first quarter of 2014, and the net interest margin was 3.00%. These results compare to taxable-equivalent net interest income of $589 million and a net interest margin of 3.24% for the first quarter of 2013. The decrease in net interest income and net interest margin is attributable to lower asset yields and loan fees, offsetting the impact of loan growth. The decreases were also partially offset by the maturity of higher-rate certificates of deposit and a more favorable mix of lower-cost deposits.

Average earning assets totaled $76.7 billion for the first quarter of 2014, compared to $73.7 billion for the first quarter of 2013. Commercial, financial and agricultural loans grew by $2.1 billion over the year-ago quarter; this growth was broad-based across our commercial lines of business. Consumer loans increased $203 million, as the $430 million increase in home equity loans was partially offset by the $227 million decrease in other consumer loans. The growth in home equity loans was balanced across our geographic footprint.

Average deposits, excluding deposits in foreign office, totaled $65.6 billion for the first quarter of 2014, an increase of $2.5 billion compared to the year-ago quarter. Demand deposits increased by $1.3 billion and NOW and money market deposit accounts increased $2.1 billion, mostly due to growth related to commercial and public sector client inflows as well as increases related to the commercial mortgage servicing acquisition. This growth was partially offset by run-off in certificates of deposit.

As shown in Figure 8, the yield was impacted by lower spreads on commercial loans and lower security yields.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	First Quarter 2014			Fourth Quarter 2013
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural (d)	$25,390	$206	3.29%	$24,218	$212	3.47%
Real estate — commercial mortgage	7,807	74	3.84	7,678	78	4.01
Real estate — construction	1,091	12	4.55	1,075	11	4.21
Commercial lease financing	4,439	42	3.78	4,513	41	3.62

Total commercial loans	38,727	334	3.49	37,484	342	3.62
Real estate — residential mortgage	2,187	24	4.44	2,199	24	4.43
Home equity:
Key Community Bank	10,305	100	3.92	10,310	102	3.92
Other	325	6	7.77	343	7	7.72

Total home equity loans	10,630	106	4.04	10,653	109	4.04
Consumer other — Key Community Bank	1,438	25	7.06	1,446	26	7.18
Credit cards	701	20	11.28	701	20	11.17
Consumer other:
Marine	996	15	6.18	1,056	17	6.24
Other	67	1	7.55	69	1	8.03

Total consumer other	1,063	16	6.26	1,125	18	6.35

Total consumer loans	16,019	191	4.83	16,124	197	4.88

Total loans	54,746	525	3.88	53,608	539	3.98
Loans held for sale	446	4	3.34	688	6	3.65
Securities available for sale (b), (e)	12,346	72	2.33	12,464	74	2.40
Held-to-maturity securities (b)	4,767	22	1.84	4,775	22	1.85
Trading account assets	981	6	2.51	819	6	2.90
Short-term investments	2,486	1	.17	4,455	2	.18
Other investments (e)	936	6	2.57	983	6	2.47

Total earning assets	76,708	636	3.32	77,792	655	3.37
Allowance for loan and lease losses	(842)			(859)
Accrued income and other assets	9,791			9,467
Discontinued assets	4,493			4,777

Total assets	$90,150			$91,177

LIABILITIES
NOW and money market deposit accounts	$34,064	12	.14	$33,834	12	.15
Savings deposits	2,475	—	.03	2,483	—	.03
Certificates of deposit ($100,000 or more) (f)	2,758	10	1.50	2,649	11	1.57
Other time deposits	3,679	10	1.07	3,736	11	1.16
Deposits in foreign office	660	—	.22	615	—	.21

Total interest-bearing deposits	43,636	32	.30	43,317	34	.32
Federal funds purchased and securities sold under repurchase agreements	1,469	1	.17	1,618	—	.15
Bank notes and other short-term borrowings	587	2	1.63	438	3	1.96
Long-term debt (f), (g)	5,169	32	2.57	4,174	29	2.94

Total interest-bearing liabilities	50,861	67	.54	49,547	66	.53
Noninterest-bearing deposits	22,658			25,077
Accrued expense and other liabilities	1,750			1,548
Discontinued liabilities(g)	4,493			4,717

Total liabilities	79,762			80,889
EQUITY
Key shareholders’ equity	10,371			10,272
Noncontrolling interests	17			16

Total equity	10,388			10,288

Total liabilities and equity	$90,150			$91,177

Interest rate spread (TE)			2.78%			2.84%

Net interest income (TE) and net interest margin (TE)		569	3.00%		589	3.01%

TE adjustment (b)		6			6
Net interest income, GAAP basis		$563			$583

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)	Commercial, financial and agricultural average balances for the three months ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, include $94 million, $97 million, $96 million, $96 million, and $91 million of assets from commercial credit cards, respectively.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

Third Quarter 2013			Second Quarter 2013			First Quarter 2013
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)

$23,864	$213	3.54%	$23,480	$212	3.63%	$23,317	$218	3.78%
7,575	77	4.06	7,494	78	4.14	7,616	79	4.24
1,073	12	4.24	1,049	11	4.30	1,034	11	4.27
4,633	36	3.14	4,747	48	3.96	4,843	47	3.92

37,145	338	3.61	36,770	349	3.80	36,810	355	3.92
2,193	25	4.43	2,176	24	4.53	2,173	25	4.58

10,247	101	3.92	9,992	98	3.93	9,787	96	3.97
364	7	7.72	389	7	7.66	413	8	7.70

10,611	108	4.05	10,381	105	4.07	10,200	104	4.12
1,435	26	7.24	1,392	26	7.35	1,343	25	7.58
700	21	11.77	697	20	11.91	704	22	12.61

1,120	17	6.26	1,206	20	6.24	1,311	20	6.29
67	2	8.72	74	1	8.58	85	2	7.98

1,187	19	6.40	1,280	21	6.37	1,396	22	6.39

16,126	199	4.93	15,926	196	4.94	15,816	198	5.00

53,271	537	4.00	52,696	545	4.15	52,626	553	4.26
456	5	4.06	513	5	3.93	469	4	3.27
12,926	77	2.37	13,296	79	2.47	12,065	81	2.74
4,796	22	1.84	4,144	20	1.87	3,816	18	1.94
747	5	2.52	749	4	2.31	710	6	3.44
1,615	1	.20	2,722	1	.23	2,999	2	.22
1,022	6	2.67	1,048	8	2.61	1,059	9	3.59

74,833	653	3.49	75,168	662	3.54	73,744	673	3.67
(873)			(890)			(896)
9,549			9,770			9,867
5,061			5,096			5,216

$88,570			$89,144			$87,931

$32,736	13	.15	$32,849	14	.17	$31,946	14	.18
2,520	—	.04	2,545	—	.04	2,473	1	.05
2,785	12	1.67	2,975	13	1.79	2,911	14	1.99
3,957	12	1.24	4,202	14	1.35	4,451	16	1.42
621	—	.20	573	1	.24	454	—	.25

42,619	37	.35	43,144	42	.39	42,235	45	.43
1,837	1	.08	1,845	—	.14	1,913	1	.15

383	2	1.98	367	2	1.84	387	1	1.75
3,504	29	3.41	4,401	32	3.25	4,671	37	3.51

48,343	69	.56	49,757	76	.62	49,206	84	.70
23,364			22,297			21,400
1,626			1,653			1,799
4,968			5,089			5,213

78,301			78,796			77,618
10,237			10,314			10,279
32			34			34

10,269			10,348			10,313

$88,570			$89,144			$87,931

		2.93%			2.92%			2.97%

	584	3.11%		586	3.13%		589	3.24%

	6			5			6

	$578			$581			$583

(e)	Yield is calculated on the basis of amortized cost.
(f)	Rate calculation excludes basis adjustments related to fair value hedges.
(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 9 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 9. Components of Net Interest Income Changes from Continuing Operations

	From three months ended March 31, 2013 to three months ended March 31, 2014
	Average	Yield/	Net
in millions	Volume	Rate	Change (a)
INTEREST INCOME
Loans	$22	$(50)	$(28)
Securities available for sale	2	(11)	(9)
Held-to-maturity securities	4	—	4
Trading account assets	2	(2)	—
Short-term investments	—	(1)	(1)
Other investments	(1)	(2)	(3)

Total interest income (TE)	29	(66)	(37)
INTEREST EXPENSE
NOW and money market deposit accounts	1	(3)	(2)
Savings deposits	—	(1)	(1)
Certificates of deposit ($100,000 or more)	(1)	(3)	(4)
Other time deposits	(2)	(4)	(6)

Total interest-bearing deposits	(2)	(11)	(13)
Federal funds purchased and securities sold
Bank notes and other short-term borrowings	1	—	1
Long-term debt	4	(9)	(5)

Total interest expense	3	(20)	(17)

Net interest income (TE)	$26	$(46)	$(20)

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 10, noninterest income was $435 million for the first quarter of 2014, compared to $425 million for the year-ago quarter, an increase of $10 million, or 2.4%. We continued to see benefits from recent investments, with mortgage servicing fees increasing $7 million and card and payments income increasing $1 million. Reflecting the benefits of our focus on targeted industries, investment banking and debt placement fees increased $5 million from the prior year. In addition, net gains from principal investing increased $16 million. These increases were partially offset by decreases of $8 million in other income mostly related to lower fixed income sales and trading income, a decline in service charges on deposit accounts of $6 million due to lower non-sufficient funds and overdraft charges, and a $5 million decrease in consumer mortgage income.

Figure 10. Noninterest Income

	Three months ended
	March 31,		Change
dollars in millions	2014	2013	Amount	Percent

Trust and investment services income	$98	$95	$3	3.2%
Investment banking and debt placement fees	84	79	5	6.3
Service charges on deposit accounts	63	69	(6)	(8.7)
Operating lease income and other leasing gains	29	25	4	16.0
Corporate services income	42	45	(3)	(6.7)
Cards and payments income	38	37	1	2.7
Corporate-owned life insurance income	26	30	(4)	(13.3)
Consumer mortgage income	2	7	(5)	(71.4)
Mortgage servicing fees	15	8	7	87.5
Net gains (losses) from principal investing	24	8	16	200.0
Other income (a)	14	22	(8)	(36.4)

Total noninterest income	$435	$425	$10	2.4%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 11.

Figure 11. Dealer Trading and Derivatives Income (Loss)

	Three months ended March 31,		Change
dollars in millions	2014	2013	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$(2)	—	$(2)	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	3	$10	(7)	(70.0)%

Total dealer trading and derivatives income (loss)	$1	$10	$(9)	(90.0)%

(a)	For the quarter ended March 31, 2014, income of $1 million related to fixed income, foreign exchange, and commodity derivative trading was offset by losses related to equity securities trading, interest rate derivative trading, and credit portfolio management activities. For the quarter ended March 31, 2013, income of $3 million related to fixed income, foreign exchange, interest rate, and energy derivative trading was offset by losses related to equity securities trading and credit portfolio management activities.
(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon rulemaking under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule were detailed in a final rule approved by federal banking regulators in December 2013, which became effective April 1, 2014. For more information, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2013 Form 10-K.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is our largest source of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 12. For the three months ended March 31, 2014, trust and investment services income increased $3 million, or 3.2%, as compared to the same period one year ago.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2014, our bank, trust, and registered investment advisory subsidiaries had assets under management of $38.9 billion, compared to $35.7 billion at March 31, 2013. As shown in Figure 12, increases in the equity and securities lending portfolios were primarily attributable to market appreciation. These increases were partially offset by a decrease in the fixed income portfolio as the market value of this portfolio declined.

Figure 12. Assets Under Management

	2014	2013
in millions	First	Fourth	Third	Second	First
Assets under management by investment type:
Equity	$20,788	$20,971	$19,761	$19,658	$19,659
Securities lending	5,333	3,422	3,740	3,202	2,879
Fixed income	10,011	9,767	9,997	10,066	10,697
Money market	2,761	2,745	2,612	2,618	2,479

Total	$38,893	$36,905	$36,110	$35,544	$35,714

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. For the first quarter of 2014, investment banking and debt placement fees increased $5 million, or 6.3%, reflecting the benefits of our focus on targeted industries.

Service charges on deposit accounts

Service charges on deposit accounts declined $6 million, or 8.7%, from one year ago due to lower non-sufficient funds and overdraft charges.

Operating lease income and other leasing gains

Operating lease income and other leasing gains increased $4 million, or 16%, for the first quarter of 2014 compared to the same period one year ago. The increase in the current quarter was due to an $8 million gain on the early termination of a leveraged lease, partially offset by product run-off. Expense related to the rental of leased equipment is presented in Figure 13 as “operating lease expense.”

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $1 million, or 2.7%, from the year-ago quarter.

Consumer mortgage income

Consumer mortgage income decreased $5 million, or 71.4%, from one year ago primarily due to lower mortgage originations.

Mortgage servicing fees

Mortgage servicing fees increased $7 million, or 87.5%, from one year ago due to higher levels of servicing fees as a result of the 2013 acquisition of a commercial mortgage servicing portfolio.

Other income

Other income, which consists primarily of gain on sale of certain loans, other service charges, and certain dealer trading income, decreased $8 million, or 36.4%, from the year-ago quarter primarily due to lower fixed income sales and trading income, as shown in Figure 11.

Noninterest expense

As shown in Figure 13, noninterest expense was $662 million for the first quarter of 2014, compared to $681 million for the year-ago quarter, representing a decrease of $19 million, or 2.8%. Excluding efficiency charges of $10 million in the first quarter of 2014 and $15 million in the first quarter of 2013, noninterest expense was down $14 million from the prior year.

The provision (credit) for losses on lending-related commitments decreased $5 million, which was a credit of $2 million in the current quarter compared to an expense of $3 million the prior year. Additionally, there were declines in various other miscellaneous expenses.

Figure 13. Noninterest Expense

	Three months ended
	March 31,		Change
dollars in millions	2014	2013	Amount	Percent
Personnel	$388	$391	$(3)	(.8)%
Net occupancy	64	64	—	—
Computer processing	38	39	(1)	(2.6)
Business services and professional fees	41	35	6	17.1
Equipment	24	26	(2)	(7.7)
Operating lease expense	10	12	(2)	(16.7)
Marketing	5	6	(1)	(16.7)
FDIC assessment	6	8	(2)	(25.0)
Intangible asset amortization	10	12	(2)	(16.7)
Provision (credit) for losses on lending-related commitments	(2)	3	(5)	N/M
OREO expense, net	1	3	(2)	(66.7)
Other expense	77	82	(5)	(6.1)

Total noninterest expense	$662	$681	$(19)	(2.8)%

Average full-time equivalent employees (a)	14,055	15,396	(1,341)	(8.7)%

(a)	The number of average full-time-equivalent employees has not been adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 14, personnel expense, the largest category of our noninterest expense, decreased by $3 million, or .8%, when compared to the year-ago quarter. Salaries, technology contract labor, net, incentive compensation, and severance all declined from one year ago. These decreases were partially offset by increases in employee benefits and stock-based compensation.

Figure 14. Personnel Expense

	Three months ended
	March 31,		Change
dollars in millions	2014	2013	Amount	Percent
Salaries	$220	$222	$(2)	(.9)%
Technology contract labor, net	17	18	(1)	(5.6)
Incentive compensation	72	73	(1)	(1.4)
Employee benefits	63	59	4	6.8
Stock-based compensation	11	10	1	10.0
Severance	5	9	(4)	(44.4)

Total personnel expense	$388	$391	$(3)	(.8)%

Operating lease expense

Operating lease expense decreased $2 million, or 16.7%, from the year-ago quarter due to product run-off. Income related to the rental of leased equipment is presented in Figure 10 as “operating lease income and other leasing gains.”

Other expense

Other expense is comprised of various miscellaneous expense items. The $5 million, or 6.1% decrease in the current quarter compared to the year-ago quarter reflects fluctuations in several of those line items.

Income taxes

We recorded tax expense from continuing operations of $92 million for the first quarter of 2014 and $70 million for the first quarter of 2013.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived are included in Note 12 (“Income Taxes”) beginning on page 175 of our 2013 Form 10-K.

Line of Business Results

This section summarizes the financial performance and related strategic developments of our two major business segments (operating segments): Key Community Bank and Key Corporate Bank. Note 18 (“Line of Business Results”) describes the products and services offered by each of these business segments, provides more detailed financial information pertaining to the segments, and explains “Other Segments” and “Reconciling Items.”

Figure 15 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month periods ended March 31, 2014, and 2013.

Figure 15. Major Business Segments—Taxable-Equivalent (TE) Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended March 31,		Change
dollars in millions	2014	2013	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$541	$575	$(34)	(5.9)%
Key Corporate Bank	391	383	8	2.1
Other Segments	70	54	16	29.6

Total Segments	1,002	1,012	(10)	(1.0)
Reconciling Items	2	2	—	—

Total	$1,004	$1,014	$(10)	(1.0)%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$63	$47	$16	34.0%
Key Corporate Bank	122	113	9	8.0
Other Segments	53	43	10	23.3

Total Segments	238	203	35	17.2
Reconciling Items	—	(2)	2	N/M

Total	$238	$201	$37	18.4%

Key Community Bank summary of operations

•	Average loan balances up 2.8% from prior year

•	Average core deposits up 3.7% from prior year

•	Net income attributable to Key Community Bank up 34% from the prior year

As shown in Figure 16, Key Community Bank recorded net income attributable to Key of $63 million for the first quarter of 2014, compared to net income attributable to Key of $47 million for the year-ago quarter.

Taxable-equivalent net interest income decreased by $24 million, or 6.2%, from the first quarter of 2013. Average loans and leases grew 2.8% while average deposits increased 1% from one year ago. However, these volume-related increases were offset by declines in the deposit spread as a result of the continued low-rate environment.

Noninterest income declined by $10 million, or 5.3%, from the year-ago quarter. Consumer mortgage income decreased $5 million, and service charges on deposit accounts declined $6 million due to lower non-sufficient funds and overdraft charges. These decreases were partially offset by increases in cards and payments income and trust and investment services income of $2 million each.

The provision for loan and lease losses decreased by $50 million, or 84.7%, from the first quarter of 2013. Net loan charge-offs decreased $19 million from the same period one year ago.

Noninterest expense declined by $9 million, or 2%, from the year-ago quarter as a result of Key’s efficiency initiative. Personnel expense decreased $18 million primarily due to declines in salaries, incentive compensation, and employee benefits. This decrease was partially offset by a $9 million increase in nonpersonnel expense primarily due to increases in the provision for losses on lending-related commitments, miscellaneous expense, and other support costs.

Figure 16. Key Community Bank

	Three months ended March 31,		Change
dollars in millions	2014	2013	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$363	$387	$(24)	(6.2)%
Noninterest income	178	188	(10)	(5.3)

Total revenue (TE)	541	575	(34)	(5.9)
Provision (credit) for loan and lease losses	9	59	(50)	(84.7)
Noninterest expense	432	441	(9)	(2.0)

Income (loss) before income taxes (TE)	100	75	25	33.3
Allocated income taxes (benefit) and TE adjustments	37	28	9	32.1

Net income (loss) attributable to Key	$63	$47	$16	34.0%

AVERAGE BALANCES
Loans and leases	$29,793	$28,977	$816	2.8%
Total assets	31,943	31,474	469	1.5
Deposits	49,824	49,349	475	1.0
Assets under management at period end	$26,549	$25,101	$1,448	5.8%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended March 31,		Change
dollars in millions	2014	2013	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$67	$65	$2	3.1%
Services charges on deposit accounts	52	58	(6)	(10.3)
Cards and payments income	35	33	2	6.1
Other noninterest income	24	32	(8)	(25.0)

Total noninterest income	$178	$188	$(10)	(5.3)%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$27,428	$26,109	$1,319	5.1%
Savings deposits	2,465	2,463	2	.1
Certificates of deposits ($100,000 or more)	2,163	2,498	(335)	(13.4)
Other time deposits	3,673	4,445	(772)	(17.4)
Deposits in foreign office	309	270	39	14.4
Noninterest-bearing deposits	13,786	13,564	222	1.6

Total deposits	$49,824	$49,349	$475	1.0%

HOME EQUITY LOANS
Average balance	$10,305	$9,787
Weighted-average loan-to-value ratio (at date of origination)	71%	70%
Percent first lien positions	58	55
OTHER DATA
Branches	1,027	1,084
Automated teller machines	1,330	1,482

Key Corporate Bank summary of operations

•	Average loan balances up 10.2% from the prior year

•	Average deposits up 13.1% from the prior year

•	Total revenue increased 2.1% from prior year

•	Investment banking and debt placement fees increased 6.3% from the prior year

As shown in Figure 17, Key Corporate Bank recorded net income attributable to Key of $122 million for the first quarter of 2014, compared to $113 million for the same period one year ago.

Taxable-equivalent net interest income decreased by $1 million, or .5%, compared to the first quarter of 2013. Average earning assets increased $2.3 billion, or 11.1%, from the year-ago quarter, primarily driven by loan growth in commercial, financial and agricultural and real estate commercial mortgage. This growth was broad-based across the Corporate Bank lines of business. The increase in earnings assets was offset by declines from loan spread compression. Average deposit balances increased $1.8 billion, or 13.1%, from the year-ago quarter, driven by increases in Public Sector as well as increases related to the commercial mortgage servicing acquisition. This increase in deposit balances was more than offset by declines in the deposit spread as a result of the continued low-rate environment.

Noninterest income increased by $9 million, or 4.8%, from the first quarter of 2013. This increase was driven by higher mortgage servicing fees of $7 million, operating lease income and other leasing gains of $6 million, and investment banking and debt placement fees of $5 million from the year-ago quarter. Offsetting these increases was an $8 million decrease in other income primarily due to declines in fixed income sales and trading.

The provision for loan and lease losses decreased $3 million compared to the first quarter of 2013. Net loan charge-offs decreased $13 million from the same period one year ago primarily due to a sizable recovery.

Noninterest expense decreased by $4 million, or 2%, from the first quarter of 2013. A lower provision for losses on lending-related commitments and reduced miscellaneous expenses offset increases in personnel expense.

Figure 17. Key Corporate Bank

	Three months ended March 31,		Change
dollars in millions	2014	2013	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$194	$195	$(1)	(.5)%
Noninterest income	197	188	9	4.8

Total revenue (TE)	391	383	8	2.1
Provision (credit) for loan and lease losses	(1)	2	(3)	N/M
Noninterest expense	199	203	(4)	(2.0)

Income (loss) before income taxes (TE)	193	178	15	8.4
Allocated income taxes and TE adjustments	71	65	6	9.2

Net income (loss) attributable to Key	$122	$113	$9	8.0%

AVERAGE BALANCES
Loans and leases	$21,445	$19,466	$1,979	10.2%
Loans held for sale	429	409	20	4.9
Total assets	25,363	23,181	2,182	9.4
Deposits	15,800	13,966	1,834	13.1
Assets under management at period end	$12,344	$10,613	$1,731	16.3%

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended March 31,		Change
dollars in millions	2014	2013	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$31	$30	$1	3.3%
Investment banking and debt placement fees	84	79	5	6.3
Operating lease income and other leasing gains	21	15	6	40.0
Corporate services income	28	29	(1)	(3.4)
Service charges on deposit accounts	11	11	—	—
Cards and payments income	3	4	(1)	(25.0)

Payments and services income	42	44	(2)	(4.5)
Mortgage servicing fees	15	8	7	87.5
Other noninterest income	4	12	(8)	(66.7)

Total noninterest income	$197	$188	$9	4.8%

Other Segments

Other Segments consist of Corporate Treasury, Community Development, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $53 million for the first quarter of 2014, compared to net income attributable to Key of $43 million for the same period last year. These results were primarily attributable to an increase in net gains (losses) from principal investing of $16 million.

Financial Condition

Loans and loans held for sale

At March 31, 2014, total loans outstanding from continuing operations were $55.4 billion, compared to $54.5 billion at December 31, 2013, and $52.6 billion at March 31, 2013. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at March 31, 2014, December 31, 2013, and March 31, 2013, totaled $4.4 billion, $4.5 billion, and $5.1 billion, respectively. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on pages 117-118 of our 2013 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $39.5 billion at March 31, 2014, an increase of $2.7 billion, or 7.3%, compared to March 31, 2013.

Commercial, financial and agricultural. Our commercial, financial and agricultural loans, also referred to as “commercial and industrial,” represented 47.3% of our total loan portfolio at March 31, 2014, 45.8% at December 31, 2013, and 44.5% at March 31, 2013, and are the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

Figure 18 provides our commercial, financial and agricultural loans by industry classification at March 31, 2014, December 31, 2013, and March 31, 2013.

Figure 18. Commercial, Financial and Agricultural Loans

	March 31, 2014		December 31, 2013		March 31, 2013
dollars in millions	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Industry classification:
Services	$6,055	23.1%	$6,036	24.2%	$5,514	23.6%
Manufacturing	4,414	16.8	4,238	17.0	4,313	18.4
Public utilities	1,722	6.6	1,838	7.4	1,619	6.9
Financial services	2,521	9.6	2,155	8.6	2,016	8.6
Wholesale trade	1,958	7.5	1,838	7.4	1,741	7.4
Retail trade	1,045	4.0	993	4.0	884	3.8
Mining	772	2.9	634	2.5	783	3.3
Dealer floor plan	1,334	5.1	1,345	5.4	1,178	5.0
Property management	907	3.5	877	3.5	781	3.3
Transportation	1,157	4.4	953	3.8	877	3.8
Building contractors	517	2.0	526	2.1	481	2.1
Agriculture/forestry/fishing	484	1.8	542	2.2	491	2.1
Insurance	221	.8	169	.7	133	.6
Public administration	530	2.0	432	1.7	442	1.9
Communications	186	.7	204	.8	220	.9
Other	2,401	9.2	2,183	8.7	1,939	8.3

Total	$26,224	100.0%	$24,963	100.0%	$23,412	100.0%

Commercial, financial and agricultural loans increased $2.8 billion, or 12.0%, from the same period last year, with Key Corporate Bank increasing $2.3 billion and Key Community Bank up $295 million. We have experienced growth in new high credit quality loan commitments, and utilization with clients in our middle market segment and Institutional and Capital Markets business. Our two largest industry classifications—services and manufacturing—increased by 9.8% and 2.3%, respectively, when compared to one year ago. The services and manufacturing industries represented 23.1% and 16.8%, respectively, of the total commercial, financial and agricultural loan portfolio at March 31, 2014, compared to 23.6% and 18.4%, respectively, at March 31, 2013. At the end of each period provided in Figure 18 above, loans in the services and manufacturing industry classifications accounted for over 35% of our total commercial, financial and agricultural loan portfolio.

Services, manufacturing, and public utilities are focus areas where we maintain dedicated industry verticals that are staffed by relationship managers who possess deep industry experience and knowledge. Our loans in the services classification grew by $541 million, or 9.8%, compared to last year. The growth in the services loan portfolio was in large part due to increases in lending to large corporate, middle market, and business banking clients, and was partially offset by decreases in loans to clients in private bank and real estate. Loans in the manufacturing classification grew by $101 million, or 2.3%, compared to the same period one year ago. Increases in lending to large corporate, middle market, and business banking clients accounted for the majority of the growth in this classification. Loans in the public utilities classification grew by $103 million, or 6.4%, compared to last year.

Commercial real estate loans. Our commercial real estate (“CRE”) lending business is conducted through two primary sources: our 12-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of CRE located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 59.2% of our average year-to-date CRE loans, compared to 54.7% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of CRE.

CRE loans represented 16.0% of our total loan portfolio at March 31, 2014, compared to 16.4% one year ago. These loans, which include both owner- and nonowner-occupied properties, represented 22.5% of our commercial loan portfolio at March 31, 2014, compared to 23.4% one year ago. These loans were $8.9 billion at March 31, 2014, compared to $8.6 billion at March 31, 2013. We have been de-risking the portfolio by changing our focus from developers to owners of completed and stabilized CRE.

Figure 19 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 19, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 19, at March 31, 2014, our CRE portfolio included mortgage loans of $7.9 billion and construction loans of $1.0 billion, representing 14.2% and 1.8%, respectively, of our total loans. At March 31, 2014, nonowner-occupied loans represented 11% of our total loans and owner-occupied loans represented 5.1% of our total loans. The average size of mortgage loans originated during the first quarter of 2014 was $4 million, and our largest mortgage loan at March 31, 2014, had a balance of $112 million. At March 31, 2014, our average construction loan commitment was $5.7 million. Our largest construction loan commitment was $59.8 million, and our largest construction loan amount outstanding was $55.7 million.

Also shown in Figure 19, 68.4% of our CRE loans at March 31, 2014, were for nonowner-occupied properties compared to 63.8% at March 31, 2013. Approximately 14.2% of these loans were construction loans at March 31, 2014, compared to 16.1% at March 31, 2013. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn, rental rates and occupancy would adversely affect our portfolio of construction loans.

Figure 19. Commercial Real Estate Loans

March 31, 2014	Geographic Region								Percent of		Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Total	Construction	Mortgage
Nonowner-occupied:
Retail properties	$157	$140	$85	$81	$291	$108	$128	$990	11.1%	$133	$857
Multifamily properties	395	135	309	441	616	136	92	2,124	23.9	532	1,592
Health facilities	201	—	203	204	46	231	237	1,122	12.6	31	1,091
Office buildings	225	10	77	119	59	86	32	608	6.9	60	548
Warehouses	195	—	22	93	110	69	53	542	6.1	7	535
Manufacturing facilities	4	—	8	7	66	1	37	123	1.4	2	121
Hotels/Motels	13	5	—	34	19	6	42	119	1.3	—	119
Residential properties	1	—	23	7	9	19	11	70	.8	31	39
Land and development	7	—	9	6	15	14	—	51	.6	41	10
Other	91	—	9	16	45	45	121	327	3.7	28	299

Total nonowner-occupied	1,289	290	745	1,008	1,276	715	753	6,076	68.4	865	5,211
Owner-occupied	1,172	9	310	625	37	655	—	2,808	31.6	142	2,666

Total	$2,461	$299	$1,055	$1,633	$1,313	$1,370	$753	$8,884	100.0%	$1,007	$7,877

Nonowner-occupied:
Nonperforming loans	$2	—	—	$5	—	$9	—	$16	N/M	$9	$7
Accruing loans past due 90 days or more	7	—	$1	2	—	—	—	10	N/M	—	10
Accruing loans past due 30 through 89 days	1	—	—	6	—	5	—	12	N/M	6	6

West	–	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming

Southwest	–	Arizona, Nevada, and New Mexico

Central	–	Arkansas, Colorado, Oklahoma, Texas, and Utah

Midwest	–	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin

Southeast	–	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia

Northeast	–	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont

National	–	Accounts in three or more regions

During the first three months of 2014, nonperforming loans related to nonowner-occupied properties decreased by $7 million from December 31, 2013, to $16 million at March 31, 2014, and also decreased by $77 million when compared to March 31, 2013. Our nonowner-occupied CRE portfolio has increased by 10.7%, or approximately $585 million, since March 31, 2013.

If the economic recovery stalls, it may weaken the CRE market fundamentals (i.e., vacancy rates, the stability of rental income, and asset values), leading to reduced cash flow to support debt service payments. Reduced client cash flow would adversely affect our ability to collect such payments. Accordingly, the value of our CRE loan portfolio could be adversely affected.

Commercial lease financing. We conduct commercial lease financing arrangements through our KEF line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 11.1% of commercial loans at March 31, 2014, and 13.0% at March 31, 2013.

Commercial loan modification and restructuring

We modify and extend certain commercial loans in the normal course of business for our clients. Loan modifications vary and are handled on a case by case basis with strategies responsive to the specific circumstances of each loan and borrower. In many cases, borrowers have other resources and can reinforce the credit with additional capital, collateral, guarantees, or income sources.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the first three months of 2014, there were $3 million of new restructured commercial loans.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4 (“Asset Quality”).

Figure 20. Commercial TDRs by Note Type and Accrual Status

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2014	2013	2013	2013	2013
Commercial TDRs by Note Type
Tranche A	$61	$107	$135	$102	$101

Total Commercial TDRs	$61	$107	$135	$102	$101

Commercial TDRs by Accrual Status
Nonaccruing	$49	$52	$84	$50	$52
Accruing	12	55	51	52	49

Total Commercial TDRs	$61	$107	$135	$102	$101

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

Additional information regarding TDRs is provided in Note 4 (“Asset Quality”).

Extensions. Project loans typically are refinanced into the permanent commercial loan market at maturity, but sometimes they are modified and extended. Extension terms take into account the specific circumstances of the client relationship, the status of the project, and near-term prospects for both the client and the collateral. In all cases, pricing and loan structure are reviewed and, where necessary, modified to ensure the loan has been priced to achieve a market rate of return and loan terms that are appropriate for the risk. Typical enhancements include one or more of the following: principal pay down, increased amortization, additional collateral, increased guarantees, and a cash flow sweep. Some maturing construction loans have automatic extension options built in; in those cases, pricing and loan terms cannot be altered.

Loan pricing is determined based on the strength of the borrowing entity and the strength of the guarantor, if any. Therefore, pricing for an extended loan may remain the same because the loan is already priced at or above current market.

We do not consider loan extensions in the normal course of business (under existing loan terms or at market rates) as TDRs, particularly when ultimate collection of all principal and interest is not in doubt and no concession has been made. In the case of loan extensions where either collection of all principal and interest is uncertain or a concession has been made, we would analyze such credit under the applicable accounting guidance to determine whether it qualifies as a TDR. Extensions that qualify as TDRs are measured for impairment under the applicable accounting guidance.

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

While the specific steps of each guarantor analysis may vary, the high-level objectives include determining the overall financial conditions of the guarantor entities, including size, quality, and nature of asset base; net worth (adjusted to reflect our opinion of market value); leverage; standing liquidity; recurring cash flow; contingent and direct debt obligations; and near-term debt maturities.

Borrower and guarantor financial statements are required at least annually within 90-120 days of the calendar/fiscal year end. Income statements and rent rolls for project collateral are required quarterly. We may require certain information, such as liquidity, certifications, status of asset sales or debt resolutions, and real estate schedules, to be provided more frequently.

We routinely seek performance from guarantors of impaired debt if the guarantor is solvent. We may not seek to enforce the guaranty if we are precluded by bankruptcy or we determine the cost to pursue a guarantor exceeds the value to be returned given the guarantor’s verified financial condition. We often are successful in obtaining either monetary payment or the cooperation of our solvent guarantors to help mitigate loss, cost, and the expense of collections.

As of March 31, 2014, we had $3.4 million of mortgage and construction loans that had a loan-to-value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding increased by $176 million, or 1.1%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 97.0% of this portfolio at March 31, 2014, was originated from our Key Community Bank within our 12-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank increased by $472 million, or 4.8%, over the past twelve months as a result of stabilized home values, improved employment, and favorable borrowing conditions.

As shown in Figure 16, we held the first lien position for approximately 58% of the Key Community Bank home equity portfolio at March 31, 2014, and 55% at March 31, 2013. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 118 of our 2013 Form 10-K.

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. At March 31, 2014, 42% of our home equity portfolio was secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 21 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 21. Home Equity Loans

	2014	2013
dollars in millions	First	Fourth	Third	Second	First
SOURCES OF PERIOD END LOANS
Key Community Bank	$10,281	$10,340	$10,285	$10,173	$9,809
Other	315	334	353	375	401

Total	$10,596	$10,674	$10,638	$10,548	$10,210

Nonperforming loans at period end	$199	$220	$211	$221	$217
Net loan charge-offs for the period	9	13	14	19	20
Yield for the period (a)	4.04%	4.04%	4.05%	4.07%	4.12%

(a)	From continuing operations.

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale decreased to $401 million at March 31, 2014, from $611 million at December 31, 2013, and $434 million at March 31, 2013.

At March 31, 2014, loans held for sale included $333 million of commercial mortgages, which increased by $137 million from March 31, 2013, $16 million of residential mortgage loans, which decreased $33 million from March 31, 2013, and $44 million of commercial, financial and agricultural loans, which decreased $136 million from March 31, 2013.

Loan sales

As shown in Figure 22, during the first three months of 2014, we sold $489 million of CRE loans, $73 million of residential real estate loans, $39 million of commercial lease financing loans, and $16 million of commercial loans. Most of these sales came from the held-for-sale portfolio; however, $21 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $15 million in the first three months of 2014 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 22 summarizes our loan sales for the first three months of 2014 and all of 2013.

Figure 22. Loans Sold (Including Loans Held for Sale)

			Commercial
		Commercial	Lease	Residential
in millions	Commercial	Real Estate	Financing	Real Estate	Total
2014
First quarter	$16	$489	$39	$73	$617

Total	$16	$489	$39	$73	$617

2013
Fourth quarter	$39	$1,504	$141	$102	$1,786
Third quarter	17	923	129	184	1,253
Second quarter	181	815	90	226	1,312
First quarter	38	880	69	328	1,315

Total	$275	$4,122	$429	$840	$5,666	(a)

(a)	Excludes education loans of $147 million sold during 2013 that relate to the discontinued operations of the education lending business.

Figure 23 shows loans that are either administered or serviced by us, but not recorded on the balance sheet, and includes loans that were sold.

Figure 23. Loans Administered or Serviced

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2014	2013	2013	2013	2013
Commercial real estate loans (a)	$174,601	$177,731	$199,464	$172,398	$109,173
Commercial lease financing	717	717	623	548	516
Commercial loans	325	327	345	352	353

Total	$175,643	$178,775	$200,432	$173,298	$110,042

(a)	The increases in commercial real estate loans in the third and second quarters of 2013 include $27 billion and $63.2 billion of loans associated with commercial servicing portfolio acquired on June 24, 2013, respectively.

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.4 billion of the $176 billion of loans administered or serviced at March 31, 2014. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

We derive income from several sources when retaining the right to administer or service loans that are sold. We earn noninterest income (recorded as “mortgage servicing fees”) from fees for servicing or administering loans. This fee income is reduced by the amortization of related servicing assets. In addition, we earn interest income from investing funds generated by escrow deposits collected in connection with the servicing of commercial real estate loans.

Securities

Our securities portfolio totaled $17.2 billion at March 31, 2014, compared to $17.1 billion at December 31, 2013, and $17.2 billion at March 31, 2013. Available-for-sale securities were $12.4 billion at March 31, 2014, compared to $12.3 billion at December 31, 2013, and $13.5 billion at March 31, 2013. Held-to-maturity securities were $4.8 billion at March 31, 2014, compared to $4.8 billion at December 31, 2013, and $3.7 billion at March 31, 2013. Essentially all of our held-to-maturity securities portfolio was invested in CMOs at March 31, 2014.

As shown in Figure 24, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at cost for the held-to-maturity portfolio. For more information about these securities, see Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques,” and Note 6 (“Securities”).

Figure 24. Mortgage-Backed Securities by Issuer

	March 31,	December 31,	March 31,
in millions	2014	2013	2013
FHLMC	$6,728	$7,047	$8,108
FNMA	5,832	5,978	5,156
GNMA	4,547	3,997	3,844

Total (a)	$17,107	$17,022	$17,108

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At March 31, 2014, we had $12.3 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $12.3 billion at December 31, 2013, and $13.4 billion at March 31, 2013.

We periodically evaluate our securities available-for-sale portfolio in light of established A/LM objectives, changing market conditions that could affect the profitability of the portfolio, the regulatory environment, and the level of interest rate risk to which we are exposed. These evaluations may cause us to take steps to adjust our overall balance sheet positioning.

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

Throughout 2013 and the first quarter of 2014, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities.

Figure 25 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 25. Securities Available for Sale

			Other
	States and	Collateralized	Mortgage-				Weighted-
	Political	Mortgage	Backed	Other			Average
dollars in millions	Subdivisions	Obligations (a)	Securities (a)	Securities (b)	Total		Yield (c)
March 31, 2014
Remaining maturity:
One year or less	$2	$364	—	—	$366		3.31%
After one through five years	15	9,716	$1,400	$21	11,152		2.32
After five through ten years	20	389	427	—	836		2.00
After ten years	—	—	5	—	5		5.47
Fair value	$37	$10,469	$1,832	$21	$12,359		—
Amortized cost	37	10,541	1,817	17	12,412		2.32%
Weighted-average yield (c)	6.08%	2.25%	2.67%	—	2.32	%(d)	—
Weighted-average maturity	4.6 years	3.5 years	4.4 years	3.8 years	3.6 years		—
December 31, 2013
Fair value	$40	$11,000	$1,286	$20	$12,346		—
Amortized cost	39	11,120	1,270	17	12,446		2.33%
March 31, 2013
Fair value	$48	$12,918	$487	$43	$13,496		—
Amortized cost	47	12,633	445	41	13,166		2.60%

(a)	Maturity is based upon expected average lives rather than contractual terms.
(b)	Includes primarily marketable equity securities.
(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(d)	Excludes $21 million of securities at March 31, 2014, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Figure 26 shows the composition, yields and remaining maturities of these securities.

Figure 26. Held-to-Maturity Securities

	Collateralized					Weighted-
	Mortgage	Other				Average
dollars in millions	Obligations	Securities		Total		Yield (a)
March 31, 2014
Remaining maturity:
One year or less	—	$7		$7		1.75%
After one through five years	$4,666	13		4,679		1.86
After five through ten years	140	—		140		1.83

Amortized cost	$4,806	$20		$4,826		1.86%
Fair value	4,713	20		4,733		—
Weighted-average yield	1.86%	2.47	%(b)	1.86	%(b)	—
Weighted-average maturity	3.6 years	2.0 years		3.6 years		—
December 31, 2013
Amortized cost	$4,736	$20		$4,756		1.83%
Fair value	4,597	20		4,617		—
March 31, 2013
Amortized cost	$3,703	$18		$3,721		1.92%
Fair value	3,761	18		3,779		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(b)	Excludes $5 million of securities at March 31, 2014, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 60.5% of other investments at March 31, 2014. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately-held companies and are carried at fair value. The fair value of the direct investments was $141 million at March 31, 2014, $141 million at December 31, 2013, and $191 million at March 31, 2013, while the fair value of the indirect investments was $403 million at March 31, 2014, $413 million at December 31, 2013, and $435 million at March 31, 2013. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. The implementation date of the Volcker Rule is July 21, 2015. Key is permitted to file for two one-year extensions, and an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to apply for the extensions and hold the investments. As of March 31, 2014, we have not committed to a plan to sell these investments. For more information about the Volcker Rule, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act— ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2013 Form 10-K.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost. There are indirect real-estate-related investments valued at $20 million at March 31, 2014, $23 million at December 31, 2013, and $39 million at March 31, 2013, that may be subject to the disposal requirements under the Volcker Rule, as described in the previous paragraph.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During the first three months of 2014, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $24 million, which includes $15 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During the first quarter of 2014, average domestic deposits were $65.6 billion and represented 85.6% of the funds we used to support loans and other earning assets, compared to $63.2 billion and 85.7% during the first quarter of 2013. The composition of our average deposits is shown in Figure 8 in the section entitled “Net interest income.”

The increase in average domestic deposits from the first quarter of 2013 to the first quarter of 2014 was due to increases in demand deposits of $1.2 billion and NOW and money market deposit accounts of $2.1 billion. These increases were mostly attributable to growth related to commercial and public sector client inflows as well as increases related to the commercial mortgage servicing acquisition. This growth was partially offset by run-off in certificates of deposit.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $2.7 billion during the first quarter of 2014, compared to $2.8 billion during the first quarter of 2013. The change from the first quarter of 2014 was caused by $444 million decrease in federal funds purchased and securities sold under agreements to repurchase, offset by a $206 million increase in foreign office deposits and a $200 million increase in bank notes and other short-term borrowings.

Capital

At March 31, 2014, our shareholders’ equity was $10.4 billion, up $100 million from December 31, 2013. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity (Unaudited).

CCAR and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in the BHC’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. In January 2014, we submitted to the Federal Reserve and provided to the OCC our 2014 capital plan under the annual CCAR process. On March 26, 2014, the Federal Reserve announced that it did not object to our 2014 capital plan submitted as part of the annual CCAR process. The 2014 capital plan includes a common share repurchase program of up to $542 million. Share repurchases under the capital plan have been authorized by our Board and include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2014 capital plan are expected to be executed through the first quarter of 2015.

During the first quarter of 2014, we repurchased $141 million of common shares on the open market under our 2013 capital plan authorization.

Dividends

Consistent with the 2013 capital plan, we made a dividend payment of $.055 per share, or $49 million, on our common shares during the first quarter of 2014.

We also made a quarterly dividend payment of $1.9375 per share, or $5.6 million, on our Series A Preferred Stock during the first quarter of 2014.

Our 2014 capital plan also proposed an increase in our quarterly common share dividend from $0.055 to $0.065 per share, which will be evaluated by our Board in May. Other changes to future dividends may be evaluated by the Board of Directors based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital planning process and CCAR is included in the “Supervision and Regulation” section of our 2013 Form 10-K in Item 1. Business under the heading “Regulatory capital and liquidity.”

Common shares outstanding

Our common shares are traded on the NYSE under the symbol KEY with 30,029 holders of record at March 31, 2014. Our book value per common share was $11.43 based on 884.9 million shares outstanding at March 31, 2014, compared to $11.25 per common share based on 890.7 million shares outstanding at December 31, 2013, and $10.89 per common share based on 922.6 million shares outstanding at March 31, 2013. At March 31, 2014, our tangible book value per common share was $10.28, compared to $10.11 per common share at December 31, 2013, and $9.78 per common share at March 31, 2013.

Figure 27 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 27. Changes in Common Shares Outstanding

	2014	2013
in thousands	First	Fourth	Third	Second	First
Shares outstanding at beginning of period	890,724	897,821	912,883	922,581	925,769
Common shares issued (repurchased)	(9,845)	(7,659)	(16,364)	(10,786)	(6,790)
Shares reissued (returned) under employee benefit plans	3,990	562	1,302	1,088	3,602

Shares outstanding at end of period	884,869	890,724	897,821	912,883	922,581

As shown above, common shares outstanding decreased by 5.9 million shares during the first quarter of 2014 from share repurchases under our 2013 capital plan and the net activity in our employee benefit plans.

At March 31, 2014, we had 132.1 million treasury shares, compared to 126.2 million treasury shares at December 31, 2013, and 94.4 million treasury shares at March 31, 2013. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of common shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at March 31, 2014. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 11.46% at March 31, 2014, compared to 11.09% at December 31, 2013, and 11.59% at March 31, 2013. Our tangible common equity to tangible assets ratio was 10.14% at March 31, 2014, compared to 9.80% at December 31, 2013, and 10.24% at March 31, 2013.

Banking industry regulators prescribe minimum capital ratios for BHCs like KeyCorp and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market risk items, subject to adjustment for predefined credit risk factors. Currently, banks and BHCs must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of March 31, 2014, our Tier 1 risk-based capital ratio and our total risk-based capital ratio were 12.01% and 14.23%, respectively, compared to 11.96% and 14.33%, respectively, at December 31, 2013, and 12.19% and 15.02%, respectively, at March 31, 2013.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. BHCs that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other BHCs must maintain a minimum ratio of 4.00%. As of March 31, 2014, our leverage ratio was 11.30%, compared to 11.11% at December 31, 2013, and 11.36% at March 31, 2013.

The adoption of the Regulatory Capital Rules changes the regulatory capital standards that apply to BHCs by phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, beginning January 1, 2015, for standardized approach banking organizations such as Key, will result in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital by 2016. These changes apply the same leverage and risk-based capital requirements that apply to depository institutions to BHCs, savings and loan holding companies, and nonbank financial companies identified as systemically important. Given our strong capital position, we expect to be able to satisfy the capital framework established under the Regulatory Capital Rules by our compliance date of January 1, 2015. The section titled “Supervision and Regulation” under Item 1. Business of our 2013 Form 10-K contains more detailed information regarding the Regulatory Capital Rules.

As of March 31, 2014, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 12.01%, 11.30%, and 14.23%, respectively. The trust preferred securities issued by the KeyCorp capital trusts contribute $339 million, or 41, 38, and 41 basis points, to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of March 31, 2014. The new minimum capital ratios under the Regulatory Capital Rules together with the estimated capital ratios of Key at March 31, 2014, calculated on a fully phased-in basis are set forth in Figure 4 of this report.

Federal banking regulations group FDIC-insured depository institutions into one of five prompt corrective action capital categories, ranging from “well capitalized” to “critically undercapitalized.” A “well capitalized” institution must meet or exceed the prescribed threshold ratios of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to BHCs, we believe we would qualify as “well capitalized” at March 31, 2014, and we believe there has not been any change in condition or event since that date that would cause a change in capital category. Analysis on an estimated basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of March 31, 2014, also determines that we would qualify as “well capitalized” under current regulatory guidelines (Basel I), with the estimated Tier 1 risk-based capital ratio, estimated leverage ratio, and estimated total risk-based capital ratio being 11.61%, 10.92%, and 14.23%, respectively. Figure 5 in the “Supervision and Regulation” section above, describes the new threshold capital ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules. The regulatory defined capital categories serve a limited supervisory function. Investors should not use our estimated ratios as a representation of our overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Supervision and Regulation” under Item 1. Business of our 2013 Form 10-K under the heading “Regulatory capital and liquidity.”

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Regulatory Capital Rules are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations; this measure is considered to be a non-GAAP financial measure. Figure 7 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.27% at March 31, 2014, compared to 11.22% at December 31, 2013, and 11.40% at March 31, 2013.

Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. At March 31, 2014, and March 31, 2013, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets. At March 31, 2014, for Key’s consolidated operations, we had a federal net deferred tax asset of $133 million and a state deferred tax asset of $3 million, compared to a federal deferred tax asset of $184 million and a state deferred tax asset of $7 million at December 31, 2013, and a federal net deferred tax asset of $62 million and a state deferred tax liability of $15 million at March 31, 2013. We have recorded a valuation allowance of $1 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards.

Figure 28 represents the details of our regulatory capital position at March 31, 2014, December 31, 2013, and March 31, 2013, under the existing regulatory capital standards.

Figure 28. Capital Components and Risk-Weighted Assets

	March 31,	December 31,	March 31,
dollars in millions	2014	2013	2013
TIER 1 CAPITAL
Key shareholders’ equity	$10,403	$10,303	$10,340
Qualifying capital securities	339	339	339
Less: Goodwill	979	979	979
Accumulated other comprehensive income (a)	(367)	(394)	(204)
Other assets (b)	84	89	106

Total Tier 1 capital	10,046	9,968	9,798

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	903	924	975
Net unrealized gains on equity securities available for sale	2	1	1
Qualifying long-term debt	948	1,048	1,305

Total Tier 2 capital	1,853	1,973	2,281

Total risk-based capital	$11,899	$11,941	$12,079

TIER 1 COMMON EQUITY
Tier 1 capital	$10,046	$9,968	$9,798
Less: Qualifying capital securities	339	339	339
Series A Preferred Stock (d)	282	282	291

Total Tier 1 common equity	$9,425	$9,347	$9,168

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$66,057	$65,505	$63,913
Risk-weighted off-balance sheet exposure	17,555	17,778	16,542
Less: Goodwill	979	979	979
Other assets (b)	262	458	358
Plus: Market risk-equivalent assets	1,266	1,482	1,282

Gross risk-weighted assets	83,637	83,328	80,400
Less: Excess allowance for loan and lease losses	—	—	—

Net risk-weighted assets	$83,637	$83,328	$80,400

AVERAGE QUARTERLY TOTAL ASSETS	$90,158	$91,141	$87,591

CAPITAL RATIOS
Tier 1 risk-based capital	12.01%	11.96%	12.19%
Total risk-based capital	14.23	14.33	15.02
Leverage (e)	11.30	11.11	11.36
Tier 1 common equity	11.27	11.22	11.40

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at March 31, 2014, December 31, 2013, and March 31, 2013.
(c)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The ALLL includes $34 million, $39 million, and $49 million at March 31, 2014, December 31, 2013, and March 31, 2013, of allowance classified as “discontinued assets” on the balance sheet, respectively.
(d)	Net of capital surplus for the quarters ended March 31, 2014, and December 31, 2013.
(e)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, liquidity, market, compliance, operational, model, strategic, and reputation risks. Our risk management activities are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. Certain of these risks are defined and discussed in greater detail in the remainder of this section.

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

The Board’s Audit Committee assists the Board in oversight of financial statement integrity, regulatory and legal compliance, independent auditors’ qualifications and independence, and all risk review functions, including internal audit. The Audit Committee meets with management and approves significant policies related to risk assessment and risk management and the processes related to risk review, operational risk, and compliance. The Audit Committee has responsibility over internal audit, financial reporting, compliance risk and legal matters, the implementation, management and evaluation of operational risk controls and information, security and fraud risk, and associated reputation and strategic risks.

The Board’s Risk Committee assists the Board in oversight of strategies, policies, procedures and practices relating to the assessment and management of enterprise-wide risk, including credit risk, market risk, liquidity risk, and model risk, as well as reputational and strategic risks. The Risk Committee also assists the Board in overseeing capital adequacy, capital planning, capital actions and other material financial matters. The Risk Committee reviews and provides oversight of management’s activities and approves significant policies related to enterprise-wide risks, which includes reviewing management and Enterprise Risk Management (ERM) reports, the ERM Policy, including the Risk Appetite Statement, as well as approving any material changes to the charter of the ERM Committee.

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

Our ERM Committee, chaired by the Chief Executive Officer and comprised of other senior level executives, is responsible for managing risk and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Program encompasses our risk philosophy, policy, framework and governance structure for the management of risks across the entire company. The ERM Committee reports to the Board’s Risk Committee. Annually, the Board reviews and approves the ERM Policy, as well as the risk appetite, including corporate risk tolerances for major risk categories. We use a risk-adjusted capital framework to manage risks. This framework is approved and managed by the ERM Committee.

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

Market risk management

Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, and volatilities will reduce Key’s income and the value of its portfolios. These factors influence prospective yields, values, or prices associated with the instrument. For example, the value of a fixed-rate bond will decline when market interest rates increase, while the cash flows associated with a variable rate loan will increase when interest rates increase. The holder of a financial instrument is exposed to market risk when either the cash flows or the value of the instrument is tied to such external factors.

We are exposed to market risk both in our trading and nontrading activities, which include asset and liability management activities. Our trading positions are carried at fair value with changes recorded in the income statement. These positions are subject to various market-based risk factors that impact the fair value of the financial instruments in the trading category. Our traditional banking loan and deposit products as well as long-term debt and certain short-term borrowings are nontrading positions. These positions are generally carried at the principal amount outstanding for assets and the amount owed for liabilities. The nontrading positions are subject to changes in economic value due to varying market conditions, primarily changes in interest rates.

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

Management of trading market risks. Market risk management is an integral part of Key’s risk culture. Oversight of trading market risks is governed by the Risk Committee of our Board, the ERM Committee, and the Market Risk Committee. These committees regularly review and discuss market risk reports prepared by our Market Risk Management group (“MRM”) that contain our market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and approved by the Market Risk Committee, a Tier 2 Risk Governance Committee, and take into account our tolerance for risk and consideration for the business environment.

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

Covered positions. We monitor the market risk of our covered positions, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. The trading account includes on- and off-balance sheet positions in financial instruments acquired with the intent to profit from price variations. All positions in the trading account are recorded at fair value, and changes in fair value are reflected in our consolidated statements of income. Information regarding our fair value policies, procedures and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” beginning on page 119 of our 2013 Form 10-K and Note 5 (“Fair Value Measurements”) in this report. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

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

MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to observed daily profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. Actual losses did not exceed daily trading VaR on any day during the quarters ended March 31, 2014, and March 31, 2013.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.2 million at March 31, 2014, and $1.5 million at March 31, 2013. The decrease in aggregate VaR was primarily due to reduced exposures in credit and interest rate derivatives, which was partially offset by an increase in fixed income VaR. Figure 29 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended March 31, 2014, and 2013.

Figure 29. VaR for Significant Portfolios of Covered Positions

	2014				2013
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$1.0	$.3	$.6	$.5	$.8	$.3	$.5	$.5
Derivatives:
Interest rate	$.7	$.1	$.2	$.2	$.3	$.2	$.2	$.2
Credit	.3	.1	.2	.2	.6	.1	.3	.6

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $3.5 million at March 31, 2014, and $4.6 million at March 31, 2013. Figure 30 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended March 31, 2014, and March 31, 2013, as used for market risk capital charge calculation purposes.

Figure 30. Stressed VaR for Significant Portfolios of Covered Positions

	2014				2013
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$2.9	$1.0	$1.9	$1.6	$2.3	$.9	$1.6	$1.4
Derivatives:
Interest rate	$2.0	$.3	$.6	$.5	$.8	$.7	$.7	$.7
Credit	.8	.4	.6	.6	1.7	.3	1.0	1.7

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset position, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on, which are added together to arrive at total market risk equivalent assets. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Specific risk calculations are run quarterly by MRM, and approved by the Chief Market Risk Officer.

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

The management of nontrading market risk is centralized within Corporate Treasury. Oversight and governance is provided by the Risk Committee of our Board, the ERM Committee and the ALCO. These committees review reports on the components of interest rate risk described above as well as sensitivity analyses of these exposures. These committees have various responsibilities related to managing nontrading market risk, including recommending, approving, and monitoring strategies that maintain risk positions within approved tolerance ranges. The Asset Liability Management policy provides the framework for the oversight and management of interest rate risk and is administered by the ALCO. Internal and external emerging issues are monitored on a daily basis. The Market Risk Management Group, as the second line of defense, provides additional oversight.

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

Figure 31 presents the results of the simulation analysis at March 31, 2014, and 2013. At March 31, 2014, our simulated exposure to changes in interest rates was moderately asset sensitive, and net interest income would benefit over time from either an increase in short-term or intermediate-term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 31, we are operating within these levels as of March 31, 2014.

Figure 31. Simulated Change in Net Interest Income

March 31, 2014
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-1.31%	2.49%

March 31, 2013
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-.92%	1.85%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond twelve-, twenty-four and thirty-six month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of an unchanged interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of March 31, 2014.

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

Figure 32. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2014
				Weighted-Average			March 31, 2013
	Notional	Fair		Maturity	Receive	Pay	Notional	Fair
dollars in millions	Amount	Value		(Years)	Rate	Rate	Amount	Value
Receive fixed/pay variable — conventional A/LM (a)	$9,300	$2		2.0	.7%	.2%	$15,290	$61
Receive fixed/pay variable — conventional debt	5,074	202		3.8	2.8	.2	4,475	388
Pay fixed/receive variable — conventional debt	50	(2)		14.3	.2	3.6	234	(21)

Total portfolio swaps	$14,424	$202	(b)	2.7	1.4%	.2%	$19,999	$428	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)	Excludes accrued interest of $35 million and $45 million for March 31, 2014, and 2013, respectively.

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

The management of consolidated liquidity risk is centralized within Corporate Treasury. Oversight and governance is provided by the Risk Committee of our Board, the ERM Committee, and the ALCO. The Asset Liability Management Policy provides the framework for the oversight and management of liquidity risk and is administered by the ALCO. The Market Risk Management group, as the second line of defense, provides additional oversight.

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

Our credit ratings at March 31, 2014, are shown in Figure 33. We believe these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors.

Figure 33. Credit Ratings

			Senior		Subordinated			Series A
	Short-Term		Long-Term		Long-Term		Capital	Preferred
March 31, 2014	Borrowings		Debt		Debt		Securities	Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2		BBB+		BBB		BBB-	BBB-
Moody’s	P-2		Baa1		Baa2		Baa3	Ba1
Fitch	F1		A-		BBB+		BB+	BB
DBRS	R-2(high	)	BBB(high	)	BBB		BBB	N/A
KEYBANK
Standard & Poor’s	A-2		A-		BBB+		N/A	N/A
Moody’s	P-2		A3		Baa1		N/A	N/A
Fitch	F1		A-		BBB+		N/A	N/A
DBRS	R-1(low	)	A(low	)	BBB(high	)	N/A	N/A

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at March 31, 2014, totaled $9.0 billion, consisting of $6.2 billion of unpledged securities, $1.0 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati, and $1.8 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of March 31, 2014, our unused borrowing capacity secured by loan collateral was $19.1 billion at the Federal Reserve Bank of Cleveland and $2.5 billion at the Federal Home Loan Bank of Cincinnati. During the first quarter of 2014, Key’s outstanding FHLB advances decreased by $3 million, due to repayment of advances.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan to deposit ratio as a metric to monitor these strategies. Our target loan to deposit ratio is 90-100% (at March 31, 2014, our loan to deposit ratio was 88%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

Liquidity programs

We have several liquidity programs, which are described in Note 18 (“Long-Term Debt”) beginning on page 200 of our 2013 Form 10-K, that are designed to enable the parent company and KeyBank to raise funds in the public and private markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board of Directors and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs. During the quarter ended March 31, 2014, KeyCorp and KeyBank did not issue any debt, and no debt matured.

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

We use a cash coverage metric as the primary measure to assess parent company liquidity. The cash coverage metric measures the months into the future where projected obligations can be met with the current amount of liquidity to meet all projected obligations. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At March 31, 2014, KeyCorp held $2.2 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first quarter of 2014, KeyCorp subsidiaries did not make any dividend payments to the parent. KeyCorp did not make any capital infusions to KeyBank during the first quarter of 2014. As of March 31, 2014, KeyBank had fully utilized its regulatory capacity to pay dividends to KeyCorp.

Our liquidity position and recent activity

Over the past three months our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased as a result of net customer loan and deposit flows offset by an increase in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

From time to time, KeyCorp or KeyBank may seek to retire, repurchase or exchange outstanding debt, capital securities, preferred shares or common shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of common shares by KeyCorp is included in Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this report and in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of our 2013 Form 10-K. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements and other factors. The amounts involved may be material, individually or collectively.

We generate cash flows from operations and from investing and financing activities. We have approximately $191 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of March 31, 2014. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $17 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase to approximately $30 million. Accordingly, we have included the total amount as a deferred tax liability at March 31, 2014.

The Consolidated Statements of Cash Flows (Unaudited) summarize our sources and uses of cash by type of activity for the quarters ended March 31, 2014, and 2013.

Credit risk management

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities and enter into financial derivative contracts, all of which have related credit risk.

Credit policy, approval, and evaluation

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $1.6 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of March 31, 2014, we had five client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these five individual net obligor commitments was $50 million at March 31, 2014. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate credit risk. We utilize credit default swaps to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At March 31, 2014, we used credit default swaps with a notional amount of $632 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At March 31, 2014, we had sold credit default swaps outstanding with a total notional amount of $55 million.

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

Allowance for loan and lease losses

At March 31, 2014, the ALLL was $834 million, or 1.50% of loans, compared to $848 million, or 1.56%, at December 31, 2013, and $893 million, or 1.70%, at March 31, 2013. The allowance includes $34 million that was specifically allocated for impaired loans of $304 million at March 31, 2014, compared to $42 million that was allocated for impaired loans of $358 million at December 31, 2013, and $34 million that was allocated for impaired loans of $445 million at March 31, 2013. For more information about impaired loans, see Note 4 (“Asset Quality”). At March 31, 2014, the ALLL was 185.7% of nonperforming loans, compared to 166.9% at December 31, 2013, and 137.4% at March 31, 2013.

Selected asset quality statistics for each of the past five quarters are presented in Figure 34. The factors that drive these statistics are discussed in the remainder of this section.

Figure 34. Selected Asset Quality Statistics from Continuing Operations

	2014	2013
dollars in millions	First	Fourth	Third	Second	First
Net loan charge-offs	$20	$37	$37	$45	$49
Net loan charge-offs to average loans	.15%	.27%	.28%	.34%	.38%
Allowance for loan and lease losses	$834	$848	$868	$876	$893
Allowance for credit losses (a)	869	885	908	913	925
Allowance for loan and lease losses to period-end loans	1.50%	1.56%	1.62%	1.65%	1.70%
Allowance for credit losses to period-end loans	1.57	1.63	1.69	1.72	1.76
Allowance for loan and lease losses to nonperforming loans	185.7	166.9	160.4	134.4	137.4
Allowance for credit losses to nonperforming loans	193.5	174.2	167.8	140.0	142.3
Nonperforming loans at period end (b)	$449	$508	$541	$652	$650
Nonperforming assets at period end	469	531	579	693	705
Nonperforming loans to period-end portfolio loans	.81%	.93%	1.01%	1.23%	1.24%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.85	.97	1.08	1.30	1.34

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.
(b)	March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, loan balances exclude $16 million, $16 million, $18 million, $19 million, and $22 million of PCI loans, respectively.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 118 of our 2013 Form 10-K. Briefly, our general allowance applies expected loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the expected loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million and greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at March 31, 2014, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 35, our ALLL decreased by $59 million, or 7%, during the past twelve months. This contraction was associated with the improvement in credit quality of the loan portfolio. The quality of new loan originations and decreasing NPLs and net loan charge-offs has resulted in a reduction in our general allowance. Our delinquency trends have declined during the past twelve months due to a modest level of loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio reflecting our effort to maintain a moderate enterprise risk tolerance. Our liability for credit losses on lending-related commitments increased by $3 million to $35 million at March 31, 2014, compared to March 31, 2013. When combined with our ALLL, our total allowance for credit losses represented 1.57% of loans at March 31, 2014, compared to 1.63% at December 31, 2013, and 1.76% at March 31, 2013.

Figure 35. Allocation of the Allowance for Loan and Lease Losses

	March 31, 2014			December 31, 2013			March 31, 2013
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans
Commercial, financial and agricultural	$373	44.7%	47.3%	$362	42.7%	45.8%	$338	37.9%	44.5%
Commercial real estate:
Commercial mortgage	161	19.3	14.2	165	19.4	14.2	193	21.6	14.4
Construction	37	4.4	1.8	32	3.8	2.0	35	3.9	2.0

Total commercial real estate loans	198	23.7	16.0	197	23.2	16.2	228	25.5	16.4
Commercial lease financing	62	7.5	7.9	62	7.3	8.4	62	6.9	9.1

Total commercial loans	633	75.9	71.2	621	73.2	70.4	628	70.3	70.0
Real estate — residential mortgage	27	3.2	3.9	37	4.4	4.0	34	3.8	4.1
Home equity:
Community Banking	80	9.6	18.5	84	9.9	19.0	106	11.9	18.6
Other	11	1.3	.6	11	1.3	.6	18	2.0	.8

Total home equity loans	91	10.9	19.1	95	11.2	19.6	124	13.9	19.4
Consumer other — Community Banking	25	3.0	2.6	29	3.4	2.7	33	3.7	2.6
Credit cards	32	3.8	1.3	34	4.0	1.3	32	3.6	1.3
Consumer other:
Marine	23	2.8	1.8	29	3.4	1.9	38	4.3	2.4
Other	3	.4	.1	3	.4	.1	4	.4	.2

Total consumer other	26	3.2	1.9	32	3.8	2.0	42	4.7	2.6

Total consumer loans	201	24.1	28.8	227	26.8	29.6	265	29.7	30.0

Total loans (a)	$834	100.0%	100.0%	$848	100.0%	100.0%	$893	100.0%	100.0%

(a)	Excludes allocations of the ALLL in the amount of $34 million, $39 million, and $49 million at March 31, 2014, December 31, 2013, and March 31, 2013, related to the discontinued operations of the education lending business, respectively.

Our provision (credit) for loan and lease losses was $6 million for the first quarter of 2014, compared to $55 million for the first quarter of 2013. Our net loan charge-offs were $20 million for the first quarter of 2014, compared to $49 million for the first quarter of 2013. The decrease in our provision is due to continued improvement in credit quality experienced in most of our loan portfolios. Additionally, we continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Net loan charge-offs

Net loan charge-offs for the first quarter of 2014 totaled $20 million, or .15% of average loans, compared to net loan charge-offs of $49 million, or .38%, for the same period last year. Figure 36 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 37.

Over the past twelve months, net loan charge-offs decreased $29 million. This decrease is attributable to continued improvement in asset quality as reflected in the asset quality statistics shown in Figure 38. As shown in Figure 39, our exit loan portfolio contributed a total of $4 million in net loan charge-offs for the first quarter of 2014. Net loan charge-offs for the fourth quarter of 2013 in our exit loan portfolio were $7 million. The decrease in net loan charge-offs in our exit loan portfolio were primarily driven by lower levels of nonperforming loans and continued run-off in the consumer exit loan portfolios.

Figure 36. Net Loan Charge-offs from Continuing Operations (a)

	2014	2013
dollars in millions	First	Fourth	Third	Second	First
Commercial, financial and agricultural	$2	$9	$4	$8	$2
Real estate — Commercial mortgage	1	(5)	(8)	(2)	8
Real estate — Construction	(12)	1	(6)	1	(7)
Commercial lease financing	1	(3)	15	(2)	2

Total commercial loans	(8)	2	5	5	5
Home equity — Key Community Bank	7	10	12	14	16
Home equity — Other	2	3	2	5	4
Credit cards	6	5	8	6	8
Marine	4	5	1	5	3
Other	9	12	9	10	13

Total consumer loans	28	35	32	40	44

Total net loan charge-offs	$20	$37	$37	$45	$49

Net loan charge-offs to average loans	.15%	.27%	.28%	.34%	.38%
Net loan charge-offs from discontinued operations — education lending business	$9	$9	$9	$7	$12

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 37. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
dollars in millions	2014	2013
Average loans outstanding	$54,746	$52,626

Allowance for loan and lease losses at beginning of period	$848	$888
Charge-offs:
Commercial, financial and agricultural (a)	12	14
Real estate — commercial mortgage	2	13
Real estate — construction	2	1

Total commercial real estate loans (b)	4	14
Commercial lease financing	3	6

Total commercial loans	19	34
Real estate — residential mortgage	3	6
Home equity:
Key Community Bank	10	18
Other	3	6

Total home equity loans	13	24
Consumer other — Key Community Bank	8	9
Credit cards	6	8
Consumer other:
Marine	7	8
Other	1	1

Total consumer other	8	9

Total consumer loans	38	56

Total loans charged off	57	90
Recoveries:
Commercial, financial and agricultural (a)	10	12
Real estate — commercial mortgage	1	5
Real estate — construction	14	8

Total commercial real estate loans (b)	15	13
Commercial lease financing	2	4

Total commercial loans	27	29
Real estate — residential mortgage	1	—
Home equity:
Key Community Bank	3	2
Other	1	2

Total home equity loans	4	4
Consumer other — Key Community Bank	2	2
Credit cards	—	—
Consumer other:
Marine	3	5
Other	—	1

Total consumer other	3	6

Total consumer loans	10	12

Total recoveries	37	41

Net loans and leases charged off	(20)	(49)
Provision (credit) for loan and lease losses	6	55
Foreign currency translation adjustment	—	(1)

Allowance for loan and lease losses at end of period	$834	$893

Liability for credit losses on lending-related commitments at beginning of period	$37	$29
Provision (credit) for losses on lending-related commitments	(2)	3

Liability for credit losses on lending-related commitments at end of period (c)	$35	$32

Total allowance for credit losses at end of period	$869	$925

Net loan charge-offs to average loans	.15%	.38%
Allowance for loan and lease losses to period-end loans	1.50	1.70
Allowance for credit losses to period-end loans	1.57	1.76
Allowance for loan and lease losses to nonperforming loans	185.7	137.4
Allowance for credit losses to nonperforming loans	193.5	142.3
Discontinued operations — education lending business:
Charge-offs	$13	$16
Recoveries	4	4

Net loan and lease charge-offs	$(9)	$(12)

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 38 shows the composition of our nonperforming assets. These assets totaled $469 million at March 31, 2014, and represented .85% of portfolio loans, OREO and other nonperforming assets, compared to $531 million, or .97%, at December 31, 2013, and $705 million, or 1.34%, at March 31, 2013. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 117 of our 2013 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 38. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

	March 31,	December 31,	September 30,	June 30,	March 31,
dollars in millions	2014	2013	2013	2013	2013
Commercial, financial and agricultural (a)	$60	$77	$102	$146	$142
Real estate — commercial mortgage	37	37	58	106	114
Real estate — construction	11	14	17	26	27

Total commercial real estate loans (b)	48	51	75	132	141
Commercial lease financing	18	19	22	14	12

Total commercial loans	126	147	199	292	295
Real estate — residential mortgage	105	107	98	94	96
Home equity:
Key Community Bank	188	205	198	205	199
Other	11	15	13	16	18

Total home equity loans	199	220	211	221	217
Consumer other — Key Community Bank	2	3	2	3	3
Credit cards	1	4	4	11	13
Consumer other:
Marine	15	26	25	30	25
Other	1	1	2	1	1

Total consumer other	16	27	27	31	26

Total consumer loans	323	361	342	360	355

Total nonperforming loans (c)	449	508	541	652	650
Nonperforming loans held for sale	1	1	13	14	23
OREO	12	15	15	18	21
Other nonperforming assets	7	7	10	9	11

Total nonperforming assets	$469	$531	$579	$693	$705

Accruing loans past due 90 days or more	$89	$71	$90	$80	$83
Accruing loans past due 30 through 89 days	267	318	288	251	368
Restructured loans — accruing and nonaccruing (d)	294	338	349	311	294
Restructured loans included in nonperforming loans (d)	178	214	228	195	178
Nonperforming assets from discontinued operations — education lending business	20	25	23	19	15
Nonperforming loans to period-end portfolio loans	.81%	.93%	1.01%	1.23%	1.24%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.85	.97	1.08	1.30	1.34

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(c)	March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, loan balances exclude $16 million, $16 million, $18 million, $19 million, and $22 million of PCI loans, respectively.
(d)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 38, nonperforming assets decreased during the first quarter of 2014. Most of the reduction came from nonperforming loans in our commercial loan portfolios and our nonperforming loans held for sale portfolio. As shown in Figure 39, our exit loan portfolio accounted for $43 million, or 9%, of our total nonperforming assets at March 31, 2014, compared to $56 million, or 11%, at December 31, 2013.

At March 31, 2014, the carrying amount of our commercial nonperforming loans outstanding represented 53% of their contractual amount owed, total nonperforming loans outstanding represented 70% of their contractual amount owed, and nonperforming assets in total were carried at 68% of their original contractual amount. At the same date, OREO represented 44% of its original contractual amount owed, while loans held for sale and other nonperforming assets in the aggregate represented 36% of the contractual amount owed.

At March 31, 2014, our twenty largest nonperforming loans totaled $75 million, representing 17% of total nonperforming loans. At March 31, 2013, our twenty largest nonperforming loans totaled $194 million, representing 30% of total nonperforming loans.

Figure 39 shows the composition of our exit loan portfolio at March 31, 2014, and December 31, 2013, the net charge-offs recorded on this portfolio for the first quarter of 2014 and the fourth quarter of 2013, and the nonperforming status of these loans at March 31, 2014, and December 31, 2013. The exit loan portfolio represented 5% of total loans and loans held for sale at March 31, 2014, compared to 4% of total loans and loans held for sale at December 31, 2013. In the first quarter of 2014, our European lease financing portfolios were moved to our exit portfolio. Additional information about loan sales is included in this report under the heading “Loans held for sale” and “Loan sales.”

Figure 39. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 3-31-14 vs.	Net Loan Charge-offs		Balance on Nonperforming Status
in millions	3-31-14	12-31-13	12-31-13	3-31-14 (c)	12-31-13 (c)	3-31-14	12-31-13
Residential properties — homebuilder	$20	$20	—	$(1)	—	$7	$7
Marine and RV floor plan	23	24	$(1)	—	—	6	6
Commercial lease financing (a)	1,381	782	599	(2)	$(2)	3	—

Total commercial loans	1,424	826	598	(3)	(2)	16	13
Home equity — Other	315	334	(19)	2	3	11	16
Marine	965	1,028	(63)	4	5	15	26
RV and other consumer	63	70	(7)	1	1	1	1

Total consumer loans	1,343	1,432	(89)	7	9	27	43

Total exit loans in loan portfolio	$2,767	$2,258	$509	$4	$7	$43	$56

Discontinued operations — education lending business (not included in exit loans above) (b)	$4,354	$4,497	$(143)	$9	$9	$20	$25

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction and industrial leases; (2) Canadian lease financing portfolios; (3) European lease financing portfolios; and (4) all remaining balances related to lease in, lease out; sale in, lease out; service contract leases; and qualified technological equipment leases.
(b)	Includes loans in Key’s consolidated education loan securitization trusts.
(c)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 40 shows the types of activity that caused the change in our nonperforming loans during each of the last five quarters. Loans placed on nonaccrual status decreased $180 million during the first quarter of 2014 compared to first quarter of 2013 due to continued improvement in market liquidity.

Figure 40. Summary of Changes in Nonperforming Loans from Continuing Operations

	2014	2013
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$508	$541	$652	$650	$674
Loans placed on nonaccrual status	98	129	161	160	278
Charge-offs	(57)	(66)	(78)	(74)	(91)
Loans sold	(3)	(19)	(61)	(5)	(42)
Payments	(21)	(46)	(43)	(36)	(83)
Transfers to OREO	(3)	(5)	(2)	(7)	(7)
Loans returned to accrual status	(73)	(26)	(88)	(36)	(79)

Balance at end of period (a)	$449	$508	$541	$652	$650

(a)	March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, loan balances exclude $16 million, $16 million, $18 million, $19 million, and $22 million of PCI loans, respectively.

Figure 41 shows the types of activity that caused the change in our nonperforming loans held for sale during each of the last five quarters.

Figure 41. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2014	2013
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$1	$13	$14	$23	$25
Net advances / (payments)	—	(1)	(1)	(1)	—
Loans sold	—	(11)	—	(8)	—
Valuation adjustments	—	—	—	—	(2)

Balance at end of period	$1	$1	$13	$14	$23

Figure 42 shows the factors that contributed to the change in our OREO during each of the last five quarters.

Figure 42. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2014	2013
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$15	$15	$18	$21	$22
Properties acquired — nonperforming loans	3	5	2	7	7
Valuation adjustments	(1)	—	(1)	(2)	(3)
Properties sold	(5)	(5)	(4)	(8)	(5)

Balance at end of period	$12	$15	$15	$18	$21

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

We seek to mitigate operational risk through identification and measurement of risk, alignment of business strategies with risk appetite and tolerance, and a system of internal controls and reporting. We continuously strive to strengthen our system of internal controls to improve the oversight of our operational risk and to ensure compliance with laws, rules, and regulations. For example, an operational event database tracks the amounts and sources of operational risk and losses. This tracking mechanism helps to identify weaknesses and to highlight the need to take corrective action. We also rely upon software programs designed to assist in assessing operational risk and monitoring our control processes. This technology has enhanced the reporting of the effectiveness of our controls to senior management and the Board.

The Operational Risk Management Program provides the framework for the structure, governance, roles, and responsibilities, as well as the content, to manage operational risk for Key. Primary responsibility for managing and monitoring internal control mechanisms lies with the managers of our various lines of business. The Operational Risk Committee, a senior management committee, oversees our level of operational risk and directs and supports our operational infrastructure and related activities. This committee and the Operational Risk Management function are an integral part of our ERM Program. Our Risk Review function periodically assesses the overall effectiveness of our Operational Risk Management Program and our system of internal controls. Risk Review reports the results of reviews on internal controls and systems to senior management and the Audit Committee and independently supports the Audit Committee’s oversight of these controls.

Cybersecurity

We devote significant time and resources to maintaining and regularly updating our technology systems and processes to protect the security of our computer systems, software, networks, and other technology assets against attempts by third parties to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems, or cause other damage. We and many other U.S. financial institutions have experienced distributed denial-of-service attacks from technologically sophisticated third parties. These attacks are intended to disrupt or disable consumer online banking services and prevent banking transactions. We also periodically experience other attempts to breach the security of our systems and data. These cyberattacks have not, to date, resulted in any material disruption of our operations, material harm to our customers, and have not had a material adverse effect on our results of operations.

Cyberattack risks may also occur with our third party technology service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. Recent high-profile cyberattacks have targeted retailers and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of customers, some of whom are customers of ours. We may incur expenses related to the investigation of such attacks or related to the protection of our customers from identity theft as a result of such attacks. Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our clients.

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 115 of our 2013 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance.

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 100 through 103 of our 2013 Form 10-K.

At March 31, 2014, $14.2 billion, or 15.6%, of our total assets were measured at fair value on a recurring basis. Approximately 96.0% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At March 31, 2014, $0.9 billion, or 1.1%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

During the first quarter of 2014, $14 million, of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At March 31, 2014, there were no liabilities measured at fair value on a nonrecurring basis.

In addition, the education lending securitization trusts’ assets and liabilities were included on the balance sheet at March 31, 2014, at fair value, in the amount of $1.9 billion and $1.8 billion, respectively.

During the first three months of 2014, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 43.

Figure 43. European Sovereign and Non-Sovereign Debt Exposures

	Short- and Long-	Foreign Exchange
March 31, 2014	Term Commercial	and Derivatives	Net
in millions	Total (a)	with Collateral (b)	Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$(10)	$(10)
Non-sovereign non-financial institutions	$74	—	74

Total	74	(10)	64
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	343	—	343

Total	343	—	343
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	6	—	6

Total	6	—	6
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	107	—	107

Total	107	—	107
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	119	—	119

Total	119	—	119
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	102	—	102

Total	102	—	102
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	3	3
Non-sovereign non-financial institutions	71	—	71

Total	71	3	74
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	4	4
Non-sovereign non-financial institutions	203	—	203

Total	203	4	207
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	129	—	129

Total	129	—	129
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(3)	(3)
Non-sovereign non-financial institutions	1,154	—	1,154

Total	$1,154	$(3)	$1,151

(a)	This column represents our outstanding leases.
(b)	This column represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.
(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 94% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), to ensure that information required to be disclosed by KeyCorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to KeyCorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2014, KeyCorp and its subsidiaries and its employees, directors, and officers are defendants or putative defendants in a variety of legal proceedings, in the form of regulatory/government investigations as well as private, civil litigation, and arbitration proceedings. The private, civil litigations range from individual actions involving a single plaintiff to putative class action lawsuits with potentially thousands of class members. Investigations involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These legal proceedings are at varying stages of adjudication, arbitration, or investigation and involve a variety of claims (including common law tort, contract claims, securities, ERISA, and consumer protection claims). At times, these legal proceedings may present novel claims or legal theories.

On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we have not accrued legal reserves, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established reserves are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operation for a particular period, depending upon the size of the loss or our income for that particular period.

The information presented in the Legal Proceedings section of Note 15 (“Contingent Liabilities and Guarantees”) of the Notes to Consolidated Financial Statements (Unaudited) is incorporated herein by reference.

Item 1A. Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 7-18 of our 2013 Form 10-K; Part I, Item 1A. Risk Factors, on pages 18-28 of our 2013 Form 10-K; the section titled “Supervision and regulation” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, KeyCorp or its principal subsidiary, KeyBank, may seek to retire, repurchase, or exchange outstanding debt of KeyCorp or KeyBank, and capital securities or preferred stock of KeyCorp, through cash purchase, privately negotiated transactions, or otherwise. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors. The amounts involved may be material.

In January 2014, we submitted to the Federal Reserve and provided to the OCC our 2014 capital plan under the annual CCAR process. On March 26, 2014, the Federal Reserve announced that it did not object to our 2014 capital plan. The 2014 capital plan includes a common share repurchase program of up to $542 million. Share repurchases under the capital plan have been authorized by our Board and include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2014 capital plan are expected to be executed through the first quarter of 2015.

Under our 2013 capital plan authorized by our Board and not objected to by the Federal Reserve, we completed $141 million of common share repurchases during the first quarter of 2014. The 2013 capital plan authorization expired on March 31, 2014.

The following table summarizes our repurchases of our common shares for the three months ended March 31, 2014.

Calendar month	Total number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
January 1 - 31	1,285,315	$12.92	1,277,031	19,143,200
February 1 - 28	5,524,570	12.85	4,896,600	13,580,627
March 1 - 31	3,835,228	13.80	3,671,820	9,861,635

Total	10,645,113	$13.20	9,845,451

(a)	Includes common shares repurchased in the open market and common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.
(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares plus the common shares available under our previously existing program as follows: on January 31, 2014, at $12.76, plus 13,557,897 shares available under our previously existing program; on February 28, 2014, at $13.17, plus 13,557,897 shares available under our previously existing program; and on March 31, 2014, at $14.24, plus 9,861,635 shares available under our previously existing program.

Item 6. Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its 2013 Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Regulatory Disclosure” tab of the investor relations section of our website includes public disclosures concerning our annual and mid-year stress-testing activities under the Dodd-Frank Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP
(Registrant)

Date: April 30, 2014
	By:	Robert L. Morris
Chief Accounting Officer (Principal Accounting Officer)